Form 10-Q
period 1995-03-31
COMMERCE BANCSHARES INC /MO/
filed 1995-05-11
CIK 22356

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM  TO
                           COMMISSION FILE NO. 0-2989

                           COMMERCE BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MISSOURI                          43-0889454
     (STATE OF INCORPORATION)        (I.R.S. EMPLOYER IDENTIFICATION
                                                  NO.)

   1000 WALNUT, KANSAS CITY, MO                   64106
  (ADDRESS OF PRINCIPAL EXECUTIVE              (ZIP CODE)
             OFFICES)
                                 (816) 234-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      X
                Yes-------                   No -------

  As of April 28, 1995, the registrant had outstanding 36,372,985 shares of its $5 par value common stock, registrant's only class of common stock.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of March 31, 1995 and December 31, 1994 and the related notes include all material adjustments, which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

  The consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

    Schedule 1: Consolidated Balance Sheets

    Schedule 2: Consolidated Statements of Income

    Schedule 3: Consolidated Statements of Retained Earnings

    Schedule 4: Consolidated Statements of Cash Flows

    Schedule 5: Notes to Consolidated Financial Statements

    Schedule 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

    Schedule 7: Selected Bank Data

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMERCE BANCSHARES, INC.

                                                    /s/ T. Alan Peschka
                                          By___________________________________
                                                      T. Alan Peschka
                                                Vice President & Secretary

Date: May 10, 1995

                                                  /s/ Charles E. Templer
                                          By___________________________________
                                                    Charles E. Templer
                                               Treasurer & Controller (Chief
                                                    Accounting Officer)

Date: May 10, 1995

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31     DECEMBER
                                                           1995       31 1994
                                                        -----------  ----------
                                                        (UNAUDITED)
                                                            (IN THOUSANDS)
ASSETS
Loans and lease financing, net of unearned............. $4,853,610   $4,432,662
Allowance for loan losses..............................    (92,055)     (87,179)
                                                        ----------   ----------
    NET LOANS AND LEASE FINANCING......................  4,761,555    4,345,483
                                                        ----------   ----------
Investment securities:
  Available for sale...................................  2,695,326    2,621,342
  Trading account......................................      4,040        5,539
  Other non-marketable.................................     20,723       18,539
                                                        ----------   ----------
    TOTAL INVESTMENT SECURITIES........................  2,720,089    2,645,420
                                                        ----------   ----------
Federal funds sold and securities purchased under
 agreements to resell..................................     47,040       72,265
Cash and due from banks................................    575,857      565,805
Land, buildings and equipment--net.....................    196,708      191,780
Customers' acceptance liability........................     13,282       15,213
Other assets...........................................    160,570      199,608
                                                        ----------   ----------
    TOTAL ASSETS....................................... $8,475,101   $8,035,574
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand--non-interest bearing......................... $1,361,110   $1,448,422
  Savings and interest bearing demand..................  3,448,973    3,418,450
  Time open and C.D.'s of less than $100,000...........  2,080,926    1,942,986
  Time open and C.D.'s of $100,000 and over............    197,231      180,572
                                                        ----------   ----------
    TOTAL DEPOSITS.....................................  7,088,240    6,990,430
Federal funds purchased and securities sold under
 agreements to repurchase..............................    499,072      290,647
Long-term debt and other borrowings....................      6,679        6,487
Accrued interest, taxes and other liabilities..........     37,018        4,213
Acceptances outstanding................................     13,282       15,213
Minority interest in subsidiaries......................        416          386
                                                        ----------   ----------
    TOTAL LIABILITIES..................................  7,644,707    7,307,376
                                                        ----------   ----------
Stockholders' equity:
  Preferred stock, $1 par value. Authorized and
   unissued 2,000,000 shares...........................        --           --
  Common stock, $5 par value. Authorized 60,000,000
   shares; issued 36,644,405 shares in 1995 and
   33,970,106 shares in 1994...........................    183,222      169,851
  Capital surplus......................................     47,505       54,575
  Retained earnings....................................    627,120      576,331
  Treasury stock of 63,160 shares in 1995 and
   401,087 shares in 1994, at cost.....................     (1,906)     (12,148)
  Unearned employee benefits...........................       (870)        (295)
  Unrealized securities loss--net of tax...............    (24,677)     (60,116)
                                                        ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY.........................    830,394      728,198
                                                        ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $8,475,101   $8,035,574
                                                        ==========   ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            FOR THE THREE
                                                            MONTHS ENDED
                                                              MARCH 31
                                                          -----------------
                                                            1995     1994
                                                          -------- --------
                                                             (UNAUDITED)
                                                           (IN THOUSANDS,
                                                          EXCEPT PER SHARE
                                                                DATA)
INTEREST INCOME
Interest and fees on loans and leases.................... $ 99,416 $ 74,033
Interest on investment securities........................   41,197   40,546
Interest on federal funds sold and securities purchased
 under agreements to resell..............................      983    1,473
                                                          -------- --------
    TOTAL INTEREST INCOME................................  141,596  116,052
                                                          -------- --------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand....................   26,413   21,148
  Time open and C.D.'s of less than $100,000.............   24,187   17,880
  Time open and C.D.'s of $100,000 and over..............    2,203    1,274
Interest on federal funds purchased and securities sold
 under agreements to repurchase..........................    5,274    1,825
Interest on long-term debt and other borrowings..........      232      132
                                                          -------- --------
    TOTAL INTEREST EXPENSE...............................   58,309   42,259
                                                          -------- --------
    NET INTEREST INCOME..................................   83,287   73,793
Provision for loan losses................................    2,833    1,455
                                                          -------- --------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..   80,454   72,338
                                                          -------- --------
NON-INTEREST INCOME
Trust income.............................................    7,774    7,299
Deposit account charges and other fees...................   10,126    9,459
Trading account profits and commissions..................    1,368    1,245
Net gains on securities transactions.....................      186      371
Miscellaneous credit card income.........................    4,799    3,873
Other income.............................................    6,335    5,699
                                                          -------- --------
    TOTAL NON-INTEREST INCOME............................   30,588   27,946
                                                          -------- --------
OTHER EXPENSE
Salaries and employee benefits...........................   37,146   36,007
Net occupancy expense on bank premises...................    4,854    4,308
Equipment expense........................................    3,250    3,123
Supplies and communication expense.......................    5,305    4,788
Federal deposit insurance expense........................    3,934    3,787
Marketing expense........................................    1,993    1,874
Other operating expense..................................   15,128   12,768
                                                          -------- --------
    TOTAL OTHER EXPENSE..................................   71,610   66,655
                                                          -------- --------
Income before income taxes...............................   39,432   33,629
Less income taxes........................................   14,409   11,583
                                                          -------- --------
    NET INCOME........................................... $ 25,023 $ 22,046
                                                          ======== ========
Net income per common and common equivalent share........ $    .72 $    .66
                                                          ======== ========
Weighted average common and common equivalent shares
 outstanding.............................................   34,834   33,612
                                                          ======== ========
Dividends per common share............................... $   .180 $   .143
                                                          ======== ========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                              FOR THE THREE
                                                              MONTHS ENDED
                                                                MARCH 31
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                               (UNAUDITED)
                                                             (IN THOUSANDS)
Balance, January 1......................................... $576,331  $501,500
  Net income...............................................   25,023    22,046
  Issuance of shares in acquisitions (2,961,266 shares in
   1995
   and 119,746 shares in 1994).............................   32,360      (156)
  Cash dividends of $.180 and $.143 per share..............   (6,594)   (4,850)
                                                            --------  --------
Balance, March 31.......................................... $627,120  $518,540
                                                            ========  ========



                See accompanying notes to financial statements.

                                                                      SCHEDULE 4

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE THREE
                                                          MONTHS ENDED MARCH
                                                                  31
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..............................................  $  25,023  $  22,046
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses.............................      2,833      1,455
  Provision for depreciation and amortization...........      6,398      6,182
  Accretion of investment security discounts............     (1,355)       (98)
  Amortization of investment security premiums..........      5,924      7,160
  Net gains on sales of investment securities (A).......       (186)      (371)
  Net increase in trading account securities............       (863)    (2,631)
  (Increase) decrease in interest receivable............      7,960     (3,527)
  Increase (decrease) in interest payable...............      2,688     (1,441)
  Other changes, net....................................     43,821     23,706
                                                          ---------  ---------
    Net cash provided by operating activities...........     92,243     52,481
                                                          ---------  ---------
INVESTING ACTIVITIES:
Net cash received in acquisitions.......................     33,389      7,757
Proceeds from sales of investment securities (A)........    209,844    170,552
Proceeds from maturities of investment securities (A)...    123,978    141,205
Purchases of investment securities (A)..................   (182,578)  (319,171)
Net decrease in federal funds sold and securities
 purchased
 under agreements to resell.............................     52,060    184,622
Net (increase) decrease in loans........................   (161,164)    22,495
Purchases of premises and equipment.....................     (3,612)    (3,531)
Sales of premises and equipment.........................        287        752
                                                          ---------  ---------
    Net cash provided by investing activities...........     72,204    204,681
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings
 and interest bearing demand deposits...................   (294,846)   (60,683)
Net increase (decrease) in time open and C.D.'s.........     30,085    (20,839)
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase.........    122,214   (211,234)
Repayment of long-term debt.............................       (109)      (130)
Purchases of treasury stock.............................     (7,208)   (15,227)
Sales of treasury stock to employee benefit plans.......        --       2,009
Exercise of stock options by employees..................      2,063      1,337
Cash dividends paid on common stock.....................     (6,594)    (4,850)
                                                          ---------  ---------
    Net cash used by financing activities...............   (154,395)  (309,617)
                                                          ---------  ---------
    Increase (decrease) in cash and cash equivalents....     10,052    (52,455)
Cash and cash equivalents at beginning of year..........    565,805    534,785
                                                          ---------  ---------
    Cash and cash equivalents at March 31...............  $ 575,857  $ 482,330
                                                          =========  =========

- --------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  There were no income tax payments or receipts for the three month period in 1995 compared to net receipts of $1,627,000 in 1994. Interest paid on deposits and borrowings for the three month period was $55,621,000 in 1995 and $43,700,000 in 1994.

                See accompanying notes to financial statements.

                                                                      SCHEDULE 5

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995

                                  (UNAUDITED)

1. PRINCIPLES OF CONSOLIDATION AND PRESENTATION

  The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1994 data to conform to current year presentation.

  The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1994 Annual Report to stockholders to which reference is made.

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses for the three months ended March 31, 1995 and 1994 (in thousands):

                                                                  1995    1994
                                                                 ------- -------
      Balance, January 1........................................ $87,179 $85,830
                                                                 ------- -------
      Additions:
        Provision for loan losses...............................   2,833   1,455
        Allowance for loan losses of acquired banks.............   4,737   1,583
                                                                 ------- -------
          Total additions.......................................   7,570   3,038
                                                                 ------- -------
      Deductions:
        Loan losses.............................................   4,204   3,378
        Less recoveries on loans................................   1,510   1,503
                                                                 ------- -------
          Net loan losses.......................................   2,694   1,875
                                                                 ------- -------
      Balance, March 31......................................... $92,055 $86,993
                                                                 ======= =======

  At March 31, 1995, interest income was not being recognized on an accrual basis for loans totaling approximately $11,085,000.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at March 31, 1995 and December 31, 1994 (in thousands):

                                                         MARCH 31,  DECEMBER 31,
                                                            1995        1994
                                                         ---------- ------------
      Available for sale:
        U.S. government and federal agency obligations.  $1,736,854  $1,797,291
        Obligations of states and political
         subdivisions..................................     107,047      56,422
        CMO's and asset-backed securities..............     720,557     692,822
        Other debt securities..........................     100,925      45,748
        Equity securities..............................      29,943      29,059
      Trading account securities.......................       4,040       5,539
      Other non-marketable securities..................      20,723      18,539
                                                         ----------  ----------
          Total investment securities..................  $2,720,089  $2,645,420
                                                         ==========  ==========

4. ACQUISITION ACTIVITY

  Effective March 1, 1995, the Company acquired the Cotton Exchange Bank in Kennett, Missouri for 176,854 shares of treasury stock and $4.1 million in cash, using the "purchase" method of accounting. The Peoples Bank of Bloomington, Illinois was acquired March 1, 1995, for accounting purposes in a pooling transaction in which 2,961,266 shares of new common stock were issued. At acquisition date, these banks had combined assets of $510 million, loans of $262 million and deposits of $362 million. They did not have a material impact on the earnings per share of the Company. Prior year statements have not been restated for this transaction as a result.

  On April 17, 1995, the Company acquired the Union National Bank in Wichita, Kansas, for cash of $86.7 million. The Company acquired the Chillicothe State Bank in Chillicothe, Illinois, on May 1, 1995, for $3.3 million in cash. At acquisition date, these banks had combined assets of $697 million, loans of $416 million and deposits of $522 million. They are not expected to have a material impact on the earnings per share of the Company.

                                                                      SCHEDULE 6

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1995
                                  (UNAUDITED)

  The Company's consolidated net income for the first three months of 1995 totaled $25.0 million; $3.0 million greater than the same period for 1994. The increase was mainly due to a $9.5 million increase in net interest income. Net income for the first quarter of 1995 was $751 thousand greater than the fourth quarter of 1994 due to a decrease of $1.4 million in other expense.

  On March 1, 1995, the Company acquired the Cotton Exchange Bank in Kennett, Missouri, for 176,854 shares of treasury stock and $4.1 million in cash, using the purchase method of accounting. The Peoples Bank of Bloomington, Illinois, was acquired effective March 1, 1995, for accounting purposes, in a pooling transaction in which 2,961,266 shares of new stock were issued. These acquisitions brought $510 million in assets to the balance sheet of the organization but did not have a material impact on the earnings per share of the Company.

  Union National Bank of Wichita, Kansas, was acquired on April 17, 1995, for cash of $86.7 million and increased assets by approximately $673 million. Chillicothe State Bank of Chillicothe, Illinois, was purchased on May 1, 1995, for $3.3 million in cash and brought $24 million in assets to the organization. These acquisitions are not expected to have a material impact on the earnings per share of the Company.

  Specific comments on various aspects of the Company's operations and financial condition follow:

INTEREST INCOME AND EARNING ASSETS

  Total interest income increased $25.5 million, or 22.0%, compared to the first three months of 1994 mainly due to an increase of 106 basis points in tax equivalent rates earned and an increase of $380.5 million in average earning asset balances, (which caused an increase of $8.9 million in tax equivalent interest income). Excluding banks acquired after January 1, 1994, total interest income increased 16.0% in the first three months of 1995 over the same period in 1994. Compared to the fourth quarter of 1994, interest income increased $6.7 million due to an increase of $164.2 million in average earning asset balances and an increase of 36 basis points in tax equivalent rates earned. The average tax equivalent yield was 7.80% for the first three months of 1995, 6.74% for the first three months of 1994 and 7.44% for the fourth quarter of 1994.

  Loans, the highest yielding category of earning assets, were 62% of average earning assets for the first three months of 1995. Loan and lease interest income increased $25.4 million over the first three months of 1994 due to an increase of 127 basis points in average tax equivalent rates earned and an increase of $594.6 million in average loan balances. Loan and lease interest income increased $7.3 million over the fourth quarter of 1994 due to an increase of $236.1 million in average balances and an increase of 39 basis points in tax equivalent rates earned.

  Interest income on investment securities increased $651 thousand over the first three months of 1994 mainly due to an increase of $332.3 million in average balances invested in CMO's and asset-backed securities and an increase of 32 basis points in rates earned on U.S. government and federal agency securities, partially offset by a decrease of $476.0 million in average balances invested in U.S. government and federal agency securities. Interest income on investment securities decreased $410 thousand from the fourth quarter of 1994 mainly due to a decrease of $95.7 million in average balances invested in U.S. government and federal agency securities. The unrealized loss in fair value of available for sale investment securities improved from a $97.1 million loss at December 31, 1994, to an unrealized loss of $40.1 million at March 31, 1995. The amount of the related after tax unrealized loss reported in stockholders' equity at March 31, 1995, was $24.7 million.

  Interest income on federal funds sold and securities purchased under agreements to resell decreased $490 thousand from the first three months of 1994 and decreased $202 thousand from the fourth quarter of 1994 mainly due to decreases in average balances invested, partially offset by increases in average rates earned.

  Summaries of average earning assets and liabilities and the corresponding average rate earned/paid appears on pages 10 through 13.

RISK ELEMENTS OF LOAN PORTFOLIO

  The loan portfolio contained loans on non-accrual status of $11.1 million at March 31, 1995, compared to $11.4 million at December 31, 1994. These loans were placed on non-accrual status because management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment (generally, loans that are 90 days past due as to principal and/or interest payments). Loans which were 90 days past due and still accruing interest amounted to $9.5 million at March 31, 1995, and were made primarily to borrowers in Missouri and the surrounding region. The subsidiary banks issue Visa and MasterCard credit cards, and the balance of these consumer loans generated through credit card sales drafts and cash advances was $383.2 million at March 31, 1995. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $9.8 million, or 2.6% of credit card loans at March 31, 1995. Included in the "Personal" loan category is a home equity loan product, the "Anytime Line", which had $149.1 million in loans outstanding and $238.2 million in unused lines of credit at March 31, 1995. At March 31, 1995, a mortgage banking subsidiary held residential real estate loans of $2.5 million at lower of cost or market, which are to be resold to secondary markets within approximately three months. Foreclosed real estate amounted to approximately $6.5 million at March 31, 1995. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

PROVISION FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by the Parent, reviews and examinations by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of these factors, the provision for loan losses increased $1.4 million compared to the first three months of 1994 and increased $782 thousand over the fourth quarter of 1994. The allowance for loan losses as a percentage of loans and leases outstanding was 1.90% at March 31, 1995, compared to 1.97% at year-end 1994 and 2.14% at March 31, 1994. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $2.7 million for the first three months of 1995, compared to net charge-offs of $1.9 million for the first three months of 1994 and $1.8 million for the fourth quarter of 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                   FIRST QUARTER 1995                     FIRST QUARTER 1994
                          -------------------------------------- --------------------------------------
                           AVERAGE       INTEREST    AVG. RATES   AVERAGE       INTEREST    AVG. RATES
                           BALANCE    INCOME/EXPENSE EARNED/PAID  BALANCE    INCOME/EXPENSE EARNED/PAID
                          ----------  -------------- ----------- ----------  -------------- -----------
(UNAUDITED)
(DOLLARS IN THOUSANDS)
ASSETS:
Loans and leases:
 Business (including
  foreign) (A)..........  $1,484,400     $30,446         8.32%   $1,361,860     $ 21,057        6.27%
 Construction and
  development...........     129,493       3,078         9.64        95,371        1,622        6.90
 Real estate--business..     615,238      13,518         8.91       525,889        9,586        7.39
 Real estate--personal..     848,369      15,828         7.57       735,560       12,689        7.00
 Personal banking.......   1,132,041      23,778         8.52       935,844       17,904        7.76
 Credit card............     390,074      13,117        13.64       350,498       11,517       13.33
                          ----------     -------        -----    ----------     --------       -----
   Total loans and
    leases..............   4,599,615      99,765         8.80     4,005,022       74,375        7.53
                          ----------     -------        -----    ----------     --------       -----
Investment securities:
 U.S. government &
  federal agency........   1,802,431      27,211         6.12     2,278,431       32,601        5.80
 State & municipal
  obligations (A).......      73,348       1,279         7.07        43,649          862        8.00
 CMO's and asset-backed
  securities............     749,160      11,693         6.33       416,816        6,019        5.86
 Trading account
  securities (A)........       3,236          45         5.65         5,214           39        3.03
 Other marketable
  securities (A)........      89,330       1,390         6.31        68,920          975        5.74
 Other non-marketable
  securities............      21,591         111         2.08        20,679          442        8.67
                          ----------     -------        -----    ----------     --------       -----
   Total investment
    securities..........   2,739,096      41,729         6.18     2,833,709       40,938        5.86
                          ----------     -------        -----    ----------     --------       -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      64,971         983         6.14       184,441        1,473        3.24
                          ----------     -------        -----    ----------     --------       -----
   Total interest
    earning assets......   7,403,682     142,477         7.80     7,023,172      116,786        6.74
                                         -------        -----                   --------       -----
Less allowance for loan
 losses.................     (88,461)                               (86,316)
Unrealized gain (loss)
 on investment
 securities.............     (83,645)                                65,928
Cash and due from banks.     554,738                                570,444
Land, buildings and
 equipment--net.........     193,801                                195,725
Other assets............     166,543                                145,364
                          ----------                             ----------
   Total assets.........  $8,146,658                             $7,914,317
                          ==========                             ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  282,826       1,797         2.58    $  265,486        1,533        2.34
 Interest bearing
  demand................   3,115,046      24,616         3.20     3,278,201       19,615        2.43
 Time open & C.D.'s of
  less than $100,000....   1,992,560      24,187         4.92     1,772,101       17,880        4.09
 Time open & C.D.'s of
  $100,000 and over.....     184,454       2,203         4.84       146,045        1,274        3.54
                          ----------     -------        -----    ----------     --------       -----
   Total interest
    bearing deposits....   5,574,886      52,803         3.84     5,461,833       40,302        2.99
                          ----------     -------        -----    ----------     --------       -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     403,187       5,274         5.30       286,139        1,825        2.59
 Long-term debt and
  other borrowings......      15,473         234         6.14         7,007          135        7.79
                          ----------     -------        -----    ----------     --------       -----
   Total borrowings.....     418,660       5,508         5.34       293,146        1,960        2.71
                          ----------     -------        -----    ----------     --------       -----
   Total interest
    bearing liabilities.   5,993,546      58,311         3.95%    5,754,979       42,262        2.98%
                                         -------        -----                   --------       -----
Demand--non-interest
 bearing deposits.......   1,365,096                              1,333,338
Other liabilities.......      28,582                                 66,316
Stockholders' equity....     759,434                                759,684
                          ----------                             ----------
   Total liabilities and
    equity..............  $8,146,658                             $7,914,317
                          ==========                             ==========
Net interest margin
 (T/E)..................                 $84,166                                $ 74,524
                                         =======                                ========
Net yield on interest
 earning assets.........                                 4.61%                                  4.30%
                                                        =====                                  =====

- --------
(A) Stated on a tax equivalent basis.

   ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                          1995 VS 1994
                                                   -----------------------------
                                                     INCREASE OR
                                                   (DECREASE DUE TO
                                                      CHANGE IN
                                                   -----------------    TOTAL
                                                   AVERAGE  AVERAGE    INCREASE
                                                   VOLUME   RATE (B)  (DECREASE)
                                                   -------  --------  ----------
(UNAUDITED)
(DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans and leases:
 Business (including foreign) (A)................. $ 1,813  $ 7,576    $ 9,389
 Construction and development.....................     581      875      1,456
 Real estate--business............................   1,628    2,304      3,932
 Real estate--personal............................   1,947    1,192      3,139
 Personal banking.................................   3,754    2,120      5,874
 Credit card......................................   1,301      299      1,600
                                                   -------  -------    -------
   Total loans and leases.........................  11,024   14,366     25,390
                                                   -------  -------    -------
Investment securities:
 U.S. government & federal agency.................  (6,819)   1,429     (5,390)
 State & municipal obligations (A)................     587     (170)       417
 CMO's and asset-backed securities................   4,802      872      5,674
 Trading account securities (A)...................     (15)      21          6
 Other marketable securities (A)..................     289      126        415
 Other non-marketable securities..................      19     (350)      (331)
                                                   -------  -------    -------
   Total investment securities....................  (1,137)   1,928        791
                                                   -------  -------    -------
Federal funds sold and securities purchased under
 agreements to resell.............................    (952)     462       (490)
                                                   -------  -------    -------
   Total interest income..........................   8,935   16,756     25,691
                                                   -------  -------    -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings..........................................     100      164        264
 Interest bearing demand..........................  (1,005)   6,006      5,001
 Time open & C.D.'s of less than $100,000.........   1,997    4,310      6,307
 Time open & C.D.'s of $100,000 and over..........     283      646        929
                                                   -------  -------    -------
   Total interest bearing deposits................   1,375   11,126     12,501
                                                   -------  -------    -------
Borrowings:
 Federal funds purchased and securities sold
  under agreements to repurchase..................     787    2,662      3,449
 Long-term debt and other borrowings..............     163      (64)        99
                                                   -------  -------    -------
   Total borrowings...............................     950    2,598      3,548
                                                   -------  -------    -------
   Total interest expense.........................   2,325   13,724     16,049
                                                   -------  -------    -------
Change in net interest margin (T/E)............... $ 6,610  $ 3,032    $ 9,642
                                                   =======  =======    =======
Percentage increase in net interest margin (T/E)
 over the same period of the prior year...........                       12.94%
                                                                       =======

- --------
(A) Stated on a tax equivalent basis.
(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS
            THREE MONTHS ENDED MARCH 31, 1995 AND DECEMBER 31, 1994

                                   FIRST QUARTER 1995                     FOURTH QUARTER 1994
                          -------------------------------------- --------------------------------------
                           AVERAGE       INTEREST    AVG. RATES   AVERAGE       INTEREST    AVG. RATES
                           BALANCE    INCOME/EXPENSE EARNED/PAID  BALANCE    INCOME/EXPENSE EARNED/PAID
                          ----------  -------------- ----------- ----------  -------------- -----------
(UNAUDITED)
(DOLLARS IN THOUSANDS)
ASSETS:
Loans and leases:
 Business (including
  foreign) (A)..........  $1,484,400     $ 30,446        8.32%   $1,408,926     $ 27,769        7.82%
 Construction and
  development...........     129,493        3,078        9.64       126,195        2,770        8.71
 Real estate--business..     615,238       13,518        8.91       565,992       12,497        8.76
 Real estate--personal..     848,369       15,828        7.57       798,576       14,503        7.21
 Personal banking.......   1,132,041       23,778        8.52     1,094,032       22,571        8.19
 Credit card............     390,074       13,117       13.64       369,755       12,340       13.24
                          ----------     --------       -----    ----------     --------       -----
   Total loans and
    leases..............   4,599,615       99,765        8.80     4,363,476       92,450        8.41
                          ----------     --------       -----    ----------     --------       -----
Investment securities:
 U.S. government &
  federal agency........   1,802,431       27,211        6.12     1,898,145       28,277        5.91
 State & municipal
  obligations (A).......      73,348        1,279        7.07        53,362          980        7.29
 CMO's and asset-backed
  securities............     749,160       11,693        6.33       735,782       11,422        6.16
 Trading account
  securities (A)........       3,236           45        5.65         3,791           43        4.50
 Other marketable
  securities (A)........      89,330        1,390        6.31        73,689        1,196        6.44
 Other non-marketable
  securities............      21,591          111        2.08        19,899          129        2.57
                          ----------     --------       -----    ----------     --------       -----
   Total investment
    securities..........   2,739,096       41,729        6.18     2,784,668       42,047        5.99
                          ----------     --------       -----    ----------     --------       -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      64,971          983        6.14        91,318        1,185        5.15
                          ----------     --------       -----    ----------     --------       -----
   Total interest
    earning assets......   7,403,682      142,477        7.80     7,239,462      135,682        7.44
                                         --------       -----                   --------       -----
Less allowance for loan
 losses.................     (88,461)                               (86,961)
Unrealized loss on
 investment securities..     (83,645)                               (72,564)
Cash and due from banks.     554,738                                559,198
Land, buildings and
 equipment--net.........     193,801                                193,174
Other assets............     166,543                                166,067
                          ----------                             ----------
   Total assets.........  $8,146,658                             $7,998,376
                          ==========                             ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  282,826        1,797        2.58    $  277,492        1,790        2.56
 Interest bearing
  demand................   3,115,046       24,616        3.20     3,172,024       22,849        2.86
 Time open & C.D.'s of
  less than $100,000....   1,992,560       24,187        4.92     1,939,045       22,274        4.56
 Time open & C.D.'s of
  $100,000 and over.....     184,454        2,203        4.84       170,383        1,914        4.46
                          ----------     --------       -----    ----------     --------       -----
   Total interest
    bearing deposits....   5,574,886       52,803        3.84     5,558,944       48,827        3.48
                          ----------     --------       -----    ----------     --------       -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     403,187        5,274        5.30       304,265        3,445        4.49
 Long-term debt and
  other borrowings......      15,473          234        6.14         6,568          129        7.79
                          ----------     --------       -----    ----------     --------       -----
   Total borrowings.....     418,660        5,508        5.34       310,833        3,574        4.56
                          ----------     --------       -----    ----------     --------       -----
   Total interest
    bearing liabilities.   5,993,546       58,311        3.95%    5,869,777       52,401        3.54%
                                         --------       -----                   --------       -----
Demand--non-interest
 bearing deposits.......   1,365,096                              1,369,623
Other liabilities.......      28,582                                 30,524
Stockholders' equity....     759,434                                728,452
                          ----------                             ----------
   Total liabilities and
    equity..............  $8,146,658                             $7,998,376
                          ==========                             ==========
Net interest margin
 (T/E)..................                 $ 84,166                               $ 83,281
                                         ========                               ========
Net yield on interest
 earning assets.........                                 4.61%                                  4.56%
                                                        =====                                  =====

- --------
(A) Stated on a tax equivalent basis.

   ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES
            THREE MONTHS ENDED MARCH 31, 1995 AND DECEMBER 31, 1994

                                                       CURRENT QUARTER VS
                                                          PRIOR QUARTER
                                                   -----------------------------
                                                     INCREASE OR
                                                    (DECREASE) DUE
                                                     TO CHANGE IN
                                                   -----------------    TOTAL
                                                   AVERAGE  AVERAGE    INCREASE
                                                   VOLUME   RATE (B)  (DECREASE)
                                                   -------  --------  ----------
(UNAUDITED)
(DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans and leases:
 Business (including foreign) (A)................. $ 1,615  $ 1,062    $ 2,677
 Construction and development.....................      71      237        308
 Real estate--business............................   1,064      (43)     1,021
 Real estate--personal............................     885      440      1,325
 Personal banking.................................     768      439      1,207
 Credit card......................................     663      114        777
                                                   -------  -------    -------
   Total loans and leases.........................   5,066    2,249      7,315
                                                   -------  -------    -------
Investment securities:
 U.S. government & federal agency.................  (1,395)     329     (1,066)
 State & municipal obligations (A)................     359      (60)       299
 CMO's and asset-backed securities................     203       68        271
 Trading account securities (A)...................      (6)       8          2
 Other marketable securities (A)..................     248      (54)       194
 Other non-marketable securities..................      11      (29)       (18)
                                                   -------  -------    -------
   Total investment securities....................    (580)     262       (318)
                                                   -------  -------    -------
Federal funds sold and securities purchased under
 agreements to resell.............................    (334)     132       (202)
                                                   -------  -------    -------
   Total interest income..........................   4,152    2,643      6,795
                                                   -------  -------    -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings..........................................      34      (27)         7
 Interest bearing demand..........................    (454)   2,221      1,767
 Time open & C.D.'s of less than $100,000.........     571    1,342      1,913
 Time open & C.D.'s of $100,000 and over..........     148      141        289
                                                   -------  -------    -------
   Total interest bearing deposits................     299    3,677      3,976
                                                   -------  -------    -------
Borrowings:
 Federal funds purchased and securities sold
  under agreements to repurchase..................   1,113      716      1,829
 Long-term debt and other borrowings..............     172      (67)       105
                                                   -------  -------    -------
   Total borrowings...............................   1,285      649      1,934
                                                   -------  -------    -------
   Total interest expense.........................   1,584    4,326      5,910
                                                   -------  -------    -------
Change in net interest margin (T/E)............... $ 2,568  $(1,683)   $   885
                                                   =======  =======    =======
Percentage increase in net interest margin (T/E)
 over the prior quarter...........................                        1.06%
                                                                       =======

- --------
(A) Stated on a tax equivalent basis.
(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

INTEREST EXPENSE AND RELATED LIABILITIES

  Total interest expense (net of capitalized interest) increased $16.1 million, or 38.0%, compared to the first three months of 1994 and increased $5.9 million over the fourth quarter of 1994 mainly due to higher average rates paid on interest-bearing liabilities. The average cost of funds was 3.95% for the first three months of 1995, 2.98% for the first three months of 1994 and 3.54% for the fourth quarter of 1994. Excluding banks acquired after January 1, 1994, total interest expense increased 30.2% in the first three months of 1995 compared to the first three months of 1994.

  Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first three months of 1995 were $6.9 billion, an increase of 1.7% over the same period last year. Core deposits supported 93% of average earning assets in 1995. Interest on deposits increased $12.5 million over the first three months of 1994. Average rates paid on time open and certificates of deposit under $100,000 increased 83 basis points and rates paid on interest bearing demand deposits increased 77 basis points. Deposit interest expense increased $4.0 million over the fourth quarter of 1994 also due to increases in average rates paid on time open and certificates of deposit under $100,000 and rates paid on interest bearing demand deposits.

  Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $3.4 million over the first three months of 1994 and increased $1.8 million over the fourth quarter of 1994 due to increases in average rates paid and increases in average borrowings.

NON-INTEREST INCOME

  Non-interest income increased $2.6 million compared to the first three months of 1994. Miscellaneous credit card income increased $926 thousand, gains on sales of loans and leases increased $1.1 million and deposit account charges and other fees increased $667 thousand. Non-interest income increased $157 thousand over the fourth quarter of 1994 mainly due to increases of $741 thousand in trust income and $694 thousand in gains on sales of loans and leases, partially offset by a $1.6 million decrease in miscellaneous credit card income. During the first three months of 1995, the affiliate banks sold securities from the available for sale category for proceeds of $208.8 million and realized net losses of $20 thousand. The Parent sold equity securities for proceeds of $1.0 million, realizing a net gain of $206 thousand. During the first three months of 1994, the affiliate banks sold securities from the available for sale category for proceeds of $170.4 million and realized gains of $316 thousand.

OTHER EXPENSE

  Other expense increased $5.0 million compared to the first three months of 1994 due to an increase of $1.1 million in salaries and employee benefits (due to merit and incentive increases and higher benefit plans expense), a $1.4 million increase in various outside fees (mainly in credit card processing and data processing expense), a $546 thousand increase in net occupancy expense on bank premises and a $517 thousand increase in supplies and communication expense. Excluding the expenses of banks acquired after January 1, 1994, total other expense increased $1.3 million in the first three months of 1995 compared to the same period in 1994. Compared to the fourth quarter of 1994, other expense decreased $1.4 million mainly due to a $2.3 million decrease in marketing expense, partially offset by a $1.9 million increase in salaries and employee benefits.

INCOME TAXES

  Income tax expense increased $2.8 million compared to the first three months of 1994 and increased $812 thousand over the fourth quarter of 1994 due to increases in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent company consist primarily of short-term investments, U.S. government and federal agency securities and equity securities, most of which are readily marketable. The fair value of these investments was $139.2 million at March 31, 1995, compared to $122.8 million at December 31, 1994. The Parent company liabilities totaled $24.2 million at March 31, 1995, compared to $9.9 million at December 31, 1994. This increase was mainly due to transfers of funds from subsidiary bank holding companies in order to make investments in temporary liquid securities. The Parent company had no short-term borrowings from affiliate banks or long-term debt during 1995. The Parent company's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale securities, which consist mainly of U.S. government and federal agency securities and CMO's and asset-backed securities. These liquid assets had a fair value of $2.61 billion at March 31, 1995, compared to $2.64 billion at December 31, 1994. The available for sale bank portfolio included an unrealized net loss of $47.4 million at March 31, 1995.

  The Company (on a consolidated basis) had an equity to asset ratio of 9.32% based on 1995 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies:

                                                         MARCH 31,   MARCH 31,
                                                            1995        1994
                                                         ----------  ----------
                                                              (DOLLARS IN
                                                              THOUSANDS)
      Risk-Adjusted Assets.............................. $5,532,452  $4,727,821
      Tier I Capital....................................    808,154     699,731
      Total Capital.....................................    875,573     757,748
      Tier I Capital Ratio..............................      14.61%      14.80%
      Total Capital Ratio...............................      15.83%      16.03%
      Leverage Ratio....................................       9.90%       8.98%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $575.9 million at March 31, 1995, an increase of $10.1 million over December 31, 1994. Contributing to the net cash inflow were a net increase of $122.2 million in borrowings of federal funds purchased and securities sold under agreements to repurchase and $92.2 million generated from operating activities. In addition, proceeds of $333.8 million were realized from sales and maturities of investment securities, offset by purchases of $182.6 million. Partially offsetting these net inflows was a $294.8 million net decrease in savings and demand deposits and a $161.2 million net increase in additional loans made, net of repayments.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $1.83 billion, standby letters of credit totaled $111.9 million, and commercial letters of credit totaled $34.0 million at March 31, 1995. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $213.6 million at March 31, 1995. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $7.7 million at March 31, 1995. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

                                                                      SCHEDULE 7

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                              SELECTED BANK DATA*

                                 MARCH 31, 1995

                                                                     LOANS AND
COMMERCE BANK PRIMARY LOCATIONS        OFFICES   ASSETS    DEPOSITS    LEASES
- -------------------------------        ------- ---------- ---------- ----------
                                                (DOLLARS IN THOUSANDS)
St. Louis, MO.........................    55   $2,635,258 $2,295,825 $1,638,963
Kansas City, MO.......................    42    2,292,040  1,836,027  1,131,063
Springfield, MO.......................    19      722,962    633,736    478,528
Wichita, KS**.........................    19      660,612    500,424    407,918
Peoria, IL............................    10      461,097    372,513    250,057
Bloomington, IL.......................    12      416,835    264,921    222,966
Columbia, MO..........................    15      371,490    339,683    271,557
St. Joseph, MO........................     3      312,921    273,018    196,670
Poplar Bluff, MO......................     7      234,993    210,812    146,317
Joplin, MO............................     6      143,223    133,952     94,291
Manhattan, KS.........................     5      141,405    117,856     71,153
Kansas City/Lenexa, KS................     5      132,859    110,598     46,489
Hays, KS..............................     4      100,819     92,283     35,913
Lebanon, MO...........................     3       98,724     91,611     53,365
El Dorado, KS.........................     2       92,069     80,475     38,354
Leavenworth, KS.......................     3       89,310     78,637     52,052
Cassville, MO.........................     3       80,825     73,182     39,555
Hannibal, MO..........................     2       77,580     71,924     46,090
Lawrence, KS..........................     6       66,369     61,193     36,593
Omaha, NE.............................     1        2,891        --       2,586

- --------
  *Balances have not been reduced for inter-company activity.
 **Acquired effective April 17, 1995, and not included in consolidated totals for March 31.

OTHER OPERATING SUBSIDIARIES

CBI Insurance Company
CFB Venture Fund I, Inc.
Commerce Property and Casualty Agency, Inc.
Mid-America Financial Corp.
Commerce Mortgage Corp.