Form 10-Q
period 1995-06-30
COMMERCE BANCSHARES INC /MO/
filed 1995-08-09
CIK 22356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM  TO
                           COMMISSION FILE NO. 0-2989

                           COMMERCE BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MISSOURI
     (STATE OF INCORPORATION)                  43-0889454
                                     (I.R.S. EMPLOYER IDENTIFICATION
                                                  NO.)

   1000 WALNUT, KANSAS CITY, MO
  (ADDRESS OF PRINCIPAL EXECUTIVE                 64106
             OFFICES)                          (ZIP CODE)

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

                      X
                Yes-------                   No -------

  As of August 4, 1995, the registrant had outstanding 36,082,987 shares of its $5 par value common stock, registrant's only class of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of June 30, 1995 and December 31, 1994 and the related notes include all material adjustments, which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

  The consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

    Schedule 1: Comparison of Key Ratios and Selected Bank Data

    Schedule 2: Consolidated Balance Sheets

    Schedule 3: Consolidated Statements of Income

    Schedule 4: Consolidated Statements of Changes in Stockholders' Equity

    Schedule 5: Consolidated Statements of Cash Flows

    Schedule 6: Notes to Consolidated Financial Statements

    Schedule 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of shareholders of Commerce Bancshares, Inc. was held on April 19, 1995. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The five nominees for the five directorships (constituting one-third of the Board of Directors) being elected at this meeting received the following votes:

      NAME OF DIRECTOR                                 VOTES FOR  VOTES ABSTAIN
      ----------------                                 ---------- -------------
      Fred L. Brown................................... 24,766,737    162,348
      David W. Kemper................................. 24,769,874    159,211
      B. Franklin Rassieur, Jr........................ 24,769,055    160,030
      Andrew C. Taylor................................ 24,770,284    158,801
      Robert H. West.................................. 24,770,284    158,801

  At the same meeting, the shareholders approved, as set forth in the proxy statement for the meeting, the adoption of (a) The Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan with a vote of 21,807,140 shares (representing 87.5% of the shares present or represented and entitled to vote) voting in favor and 821,615 shares voting against, 181,131 shares abstaining from voting, and 2,119,199 shares representing broker non-votes; and (b) an amendment and restatement of The Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan with a vote of 21,903,124 shares (representing 87.9% of the shares present or represented and entitled to vote) voting in favor and 724,251 shares voting against, 284,857 shares abstaining, and 2,016,853 shares representing broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (10) Material Contracts:

      (c) Copy of Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan as amended and re-stated in its entirety at the shareholder meeting on April 19, 1995

      (h) Copy of Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan--a new plan adopted by the shareholders on April 19, 1995

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMERCE BANCSHARES, INC.

                                                  /s/ T. Alan Peschka
                                          By __________________________________
                                                      T. Alan Peschka
                                                Vice President & Secretary
Date: August 9, 1995

                                                /s/ Charles E. Templer
                                          By __________________________________
                                                    Charles E. Templer
                                                  Treasurer & Controller
                                                (Chief Accounting Officer)
Date: August 9, 1995

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                COMPARISON OF KEY RATIOS AND SELECTED BANK DATA

                                  (UNAUDITED)

COMPARISON OF KEY RATIOS

                                                                   1995   1994
                                                                   -----  -----
RATIOS--THREE MONTHS ENDED JUNE 30
 (Based on average balance sheets):
  Return on total assets..........................................  1.19%  1.26%
  Return on realized stockholders' equity......................... 12.50  13.32
  Return on total stockholders' equity............................ 12.66  13.46
RATIOS--SIX MONTHS ENDED JUNE 30
 (Based on average balance sheets):
  Loans and leases to deposits.................................... 67.95% 59.63%
  Non-interest bearing deposits to total deposits................. 19.67  19.49
  Equity to loans and leases...................................... 16.27  18.37
  Equity to deposits.............................................. 11.06  10.95
  Equity to total assets..........................................  9.38   9.47
  Return on total assets..........................................  1.22   1.19
  Return on realized stockholders' equity......................... 12.50  12.89
  Return on total stockholders' equity............................ 12.99  12.60

SELECTED BANK DATA*
JUNE 30, 1995

COMMERCE BANK                                                        LOANS AND
PRIMARY LOCATIONS                        SITES   ASSETS    DEPOSITS    LEASES
-----------------                        ----- ---------- ---------- ----------
                                                    (DOLLARS IN THOUSANDS)
St. Louis, MO...........................   55  $2,667,142 $2,282,863 $1,695,881
Kansas City Metro, MO/KS................   51   2,582,537  2,045,845  1,260,256
Springfield, MO.........................   20     717,976    639,559    485,538
Wichita, KS.............................   19     685,052    529,417    394,093
Peoria, IL..............................   11     488,126    424,626    260,787
Bloomington, IL.........................   12     455,709    300,566    258,362
Columbia, MO............................   15     373,132    343,798    278,268
St. Joseph, MO..........................    3     322,332    270,455    197,877
Poplar Bluff, MO........................    7     233,316    211,297    150,207
Joplin, MO..............................    6     150,185    139,319     97,864
Manhattan, KS...........................    5     142,740    119,556     71,978
Hays, KS................................    3     101,243     92,124     37,126
Lebanon, MO.............................    3      98,585     90,586     53,936
El Dorado, KS...........................    2      94,148     81,557     37,187
Cassville, MO...........................    3      78,143     71,514     40,129
Hannibal, MO............................    2      76,175     70,289     47,295
Lawrence, KS............................    6      65,911     57,548     38,970
Omaha, NE...............................    1       3,725        745      3,157

--------
   *Balances have not been reduced for inter-company activity.

OTHER OPERATING SUBSIDIARIES

  CBI Insurance Company
  CFB Venture Fund I, Inc.
  Commerce Property and Casualty Agency, Inc.
  Mid-America Financial Corp.
  Commerce Mortgage Corp.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER
                                                          JUNE 30        31
                                                           1995         1994
                                                        -----------  ----------
                                                        (UNAUDITED)
                                                            (IN THOUSANDS)
ASSETS
Loans and lease financing, net of unearned............. $5,414,602   $4,432,662
Allowance for loan losses..............................    (99,221)     (87,179)
                                                        ----------   ----------
    NET LOANS AND LEASE FINANCING......................  5,315,381    4,345,483
                                                        ----------   ----------
Investment securities:
  Available for sale...................................  2,585,733    2,621,342
  Trading account......................................      6,556        5,539
  Other non-marketable.................................     24,547       18,539
                                                        ----------   ----------
    TOTAL INVESTMENT SECURITIES........................  2,616,836    2,645,420
                                                        ----------   ----------
Federal funds sold and securities purchased under
 agreements to resell..................................    225,850       72,265
Cash and due from banks................................    569,940      565,805
Land, buildings and equipment--net.....................    211,038      191,780
Customers' acceptance liability........................      5,889       15,213
Other assets...........................................    251,754      199,608
                                                        ----------   ----------
    TOTAL ASSETS....................................... $9,196,688   $8,035,574
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand--non-interest bearing......................... $1,506,368   $1,448,422
  Savings and interest bearing demand..................  3,660,455    3,418,450
  Time open and C.D.'s of less than $100,000...........  2,305,658    1,942,986
  Time open and C.D.'s of $100,000 and over............    223,640      180,572
                                                        ----------   ----------
    TOTAL DEPOSITS.....................................  7,696,121    6,990,430
Federal funds purchased and securities sold under
 agreements to repurchase..............................    533,072      290,647
Long-term debt and other borrowings....................     17,762        6,487
Accrued interest, taxes and other liabilities..........     59,198        4,213
Acceptances outstanding................................      5,889       15,213
Minority interest in subsidiaries......................        436          386
                                                        ----------   ----------
    TOTAL LIABILITIES..................................  8,312,478    7,307,376
                                                        ----------   ----------
Stockholders' equity:
  Preferred stock, $1 par value.
   Authorized and unissued 2,000,000 shares............        --           --
  Common stock, $5 par value.
   Authorized 60,000,000 shares; issued 36,644,405
    shares in 1995 and 33,970,106 shares in 1994.......    183,222      169,851
  Capital surplus......................................     47,355       54,575
  Retained earnings....................................    647,350      576,331
  Treasury stock of 375,595 shares in 1995 and 401,087
   shares in 1994, at cost.............................    (11,515)     (12,148)
  Unearned employee benefits...........................       (829)        (295)
  Unrealized securities gain (loss)--net of tax........     18,627      (60,116)
                                                        ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY.........................    884,210      728,198
                                                        ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $9,196,688   $8,035,574
                                                        ==========   ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                              FOR THE THREE      FOR THE SIX
                                               MONTHS ENDED   MONTHS ENDED JUNE
                                                 JUNE 30             30
                                             ---------------- -----------------
                                               1995    1994     1995     1994
                                             -------- ------- -------- --------
                                                        (UNAUDITED)
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                           DATA)
INTEREST INCOME
Interest and fees on loans and leases....... $117,699 $79,466 $217,115 $153,499
Interest on investment securities...........   41,611  40,873   82,808   81,419
Interest on federal funds sold and
 securities purchased
 under agreements to resell.................    1,334   1,152    2,317    2,625
                                             -------- ------- -------- --------
    TOTAL INTEREST INCOME...................  160,644 121,491  302,240  237,543
                                             -------- ------- -------- --------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand.......   29,777  21,979   56,190   43,127
  Time open and C.D.'s of less than
   $100,000.................................   30,168  18,181   54,355   36,061
  Time open and C.D.'s of $100,000 and over.    2,943   1,414    5,146    2,688
Interest on federal funds purchased and
 securities sold
 under agreements to repurchase.............    6,530   2,028   11,804    3,853
Interest on long-term debt and other
 borrowings.................................      338     129      570      261
                                             -------- ------- -------- --------
    TOTAL INTEREST EXPENSE..................   69,756  43,731  128,065   85,990
                                             -------- ------- -------- --------
    NET INTEREST INCOME.....................   90,888  77,760  174,175  151,553
Provision for loan losses...................    1,930   2,063    4,763    3,518
                                             -------- ------- -------- --------
    NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES............................   88,958  75,697  169,412  148,035
                                             -------- ------- -------- --------
NON-INTEREST INCOME
Trust income................................    7,929   7,023   15,703   14,322
Deposit account charges and other fees......   11,120  10,132   21,246   19,591
Trading account profits and commissions.....    1,346   1,134    2,714    2,379
Net gains on securities transactions........      241     950      427    1,321
Miscellaneous credit card income............    5,466   4,267   10,265    8,140
Other income................................    5,797   9,044   12,132   14,743
                                             -------- ------- -------- --------
    TOTAL NON-INTEREST INCOME...............   31,899  32,550   62,487   60,496
                                             -------- ------- -------- --------
OTHER EXPENSE
Salaries and employee benefits..............   39,650  37,239   76,796   73,246
Net occupancy expense on bank premises......    5,034   4,302    9,888    8,610
Equipment expense...........................    3,457   3,214    6,707    6,337
Supplies and communication expense..........    6,005   4,731   11,310    9,519
Federal deposit insurance expense...........    4,312   3,837    8,246    7,624
Marketing expense...........................    2,408   1,852    4,401    3,726
Other operating expense.....................   17,718  17,272   32,846   30,040
                                             -------- ------- -------- --------
    TOTAL OTHER EXPENSE.....................   78,584  72,447  150,194  139,102
                                             -------- ------- -------- --------
Income before income taxes..................   42,273  35,800   81,705   69,429
Less income taxes...........................   15,514  11,216   29,923   22,799
                                             -------- ------- -------- --------
    NET INCOME.............................. $ 26,759 $24,584 $ 51,782 $ 46,630
                                             ======== ======= ======== ========
Net income per common and common equivalent
 share...................................... $    .73 $   .72 $   1.45 $   1.38
                                             ======== ======= ======== ========
Weighted average common and common
 equivalent shares outstanding..............   36,614  33,907   35,729   33,761
                                             ======== ======= ======== ========
Dividends per common share.................. $   .180 $  .162 $   .360 $   .305
                                             ======== ======= ======== ========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 4

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          NUMBER OF                                          UNEARNED      NET
                            SHARES     COMMON   CAPITAL  RETAINED  TREASURY  EMPLOYEE  UNREALIZED
                            ISSUED     STOCK    SURPLUS  EARNINGS   STOCK    BENEFITS  GAIN (LOSS)  TOTAL
                          ----------  --------  -------  --------  --------  --------  ----------- --------
                                                          (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1995.  33,970,106  $169,851  $54,575  $576,331  $(12,148) $  (295)   $(60,116)  $728,198
 Net income.............                                   51,782                                    51,782
 Year-to-date change in
  fair value of
  investment securities.                                                                  78,705     78,705
 Purchases of 569,291
  treasury shares.......                                            (17,282)                        (17,282)
 Sales of 144,673
  treasury shares under
  various stock option
  plans.................                         (1,915)              4,378                           2,463
 Issuance of 176,854
  treasury shares in
  purchase acquisition..                           (435)              5,315                           4,880
 Retirement of treasury
  shares................    (286,967)   (1,435)  (7,190)              8,625                             --
 Issuance of new shares
  in pooling
  acquisition...........   2,961,266    14,806    2,318    32,360                             38     49,522
 Purchase of 33,600
  treasury shares in
  pooling acquisition...                                             (1,000)                         (1,000)
 Issuance of 19,889
  shares under
  restricted stock award
  plan, net of
  reversals.............                              2                 597     (599)                   --
 Restricted stock award
  amortization..........                                                          65                     65
 Cash dividends paid
  ($.360 per share).....                                  (13,123)                                  (13,123)
                          ----------  --------  -------  --------  --------  -------    --------   --------
BALANCE JUNE 30, 1995...  36,644,405  $183,222  $47,355  $647,350  $(11,515) $  (829)   $ 18,627   $884,210
                          ==========  ========  =======  ========  ========  =======    ========   ========
Balance January 1, 1994.  33,850,360  $169,252  $52,915  $501,500  $ (8,982) $(2,065)   $    --    $712,620
 Net income.............                                   46,630                                    46,630
 1/1/94 adoption of SFAS
  115-adjustment of
  investment securities
  to fair value.........                                                                  47,116     47,116
 Year-to-date change in
  fair value of
  investment securities.                                                                 (69,772)   (69,772)
 Purchases of 960,531
  treasury shares.......                                            (28,146)                        (28,146)
 Sales of 105,751
  treasury shares to the
  employee benefit
  plans.................                            307               2,788                           3,095
 Sales of 114,424
  treasury shares under
  various stock option
  plans.................                         (1,025)              2,675                           1,650
 Issuance of 682,926
  treasury shares in
  purchase acquisitions.                           (366)             15,350                  134     15,118
 Issuance of new shares
  in purchase
  acquisition...........     119,746       599    3,116      (156)                                    3,559
 Issuance of 2,887
  shares under
  restricted stock award
  plan..................                             15                  71      (86)                   --
 ESOP benefit
  allocation............                             18                          375                    393
 Restricted stock award
  amortization..........                                                          50                     50
 Cash dividends paid
  ($.305 per share).....                                  (10,286)                                  (10,286)
                          ----------  --------  -------  --------  --------  -------    --------   --------
Balance June 30, 1994...  33,970,106  $169,851  $54,980  $537,688  $(16,244) $(1,726)   $(22,522)  $722,027
                          ==========  ========  =======  ========  ========  =======    ========   ========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 5

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..............................................  $  51,782  $  46,630
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses.............................      4,763      3,518
  Provision for depreciation and amortization...........     14,787     12,653
  Accretion of investment security discounts............     (2,870)      (403)
  Amortization of investment security premiums..........     13,152     14,686
  Net gains on sales of investment securities (A).......       (427)    (1,321)
  Net (increase) decrease in trading account securities.     (3,496)       776
  Decrease in interest receivable.......................      9,537        198
  Increase (decrease) in interest payable...............      2,772     (1,877)
  Other changes, net....................................        933     12,946
                                                          ---------  ---------
    Net cash provided by operating activities...........     90,933     87,806
                                                          ---------  ---------
INVESTING ACTIVITIES:
Net cash received (paid) in acquisitions................    (33,226)     7,757
Proceeds from sales of investment securities (A)........    443,501    382,679
Proceeds from maturities of investment securities (A)...    316,130    182,097
Purchases of investment securities (A)..................   (267,741)  (506,034)
Net (increase) decrease in federal funds sold and
 securities purchased
 under agreements to resell.............................   (126,750)   317,357
Net increase in loans...................................   (309,348)  (140,975)
Purchases of premises and equipment.....................    (11,717)   (10,318)
Sales of premises and equipment.........................      3,766      5,626
                                                          ---------  ---------
    Net cash provided by investing activities...........     14,615    238,189
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings
 and interest bearing demand deposits...................   (288,256)  (177,992)
Net increase (decrease) in time open and C.D.'s.........    110,150    (41,679)
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase.........    110,326    (98,757)
Repayment of long-term debt.............................     (5,572)      (231)
Purchases of treasury stock.............................    (17,117)   (28,108)
Sales of treasury stock to employee benefit plans.......        --       3,095
Exercise of stock options by employees..................      2,179      1,505
Cash dividends paid on common stock.....................    (13,123)   (10,286)
                                                          ---------  ---------
    Net cash used by financing activities...............   (101,413)  (352,453)
                                                          ---------  ---------
    Increase (decrease) in cash and cash equivalents....      4,135    (26,458)
Cash and cash equivalents at beginning of year..........    565,805    534,785
                                                          ---------  ---------
    Cash and cash equivalents at June 30................  $ 569,940  $ 508,327
                                                          =========  =========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Cash payments of income taxes for the six month period were $16,027,000 in 1995 and $26,645,000 in 1994. Interest paid on deposits and borrowings for the six month period was $125,293,000 in 1995 and $87,867,000 in 1994.

                See accompanying notes to financial statements.

                                                                      SCHEDULE 6

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995

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

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses (in thousands):

                                                    FOR THE         FOR THE
                                                 THREE MONTHS     SIX MONTHS
                                                 ENDED JUNE 30   ENDED JUNE 30
                                                --------------- ---------------
                                                 1995    1994    1995    1994
                                                ------- ------- ------- -------
      Balance, beginning of period............. $92,055 $86,993 $87,179 $85,830
                                                ------- ------- ------- -------
      Additions:
        Provision for loan losses..............   1,930   2,063   4,763   3,518
        Allowance for loan losses of acquired
         banks.................................   8,195     --   12,932   1,583
                                                ------- ------- ------- -------
          Total additions......................  10,125   2,063  17,695   5,101
                                                ------- ------- ------- -------
      Deductions:
        Loan losses............................   4,969   4,434   9,173   7,812
        Less recoveries on loans...............   2,010   1,417   3,520   2,920
                                                ------- ------- ------- -------
          Net loan losses......................   2,959   3,017   5,653   4,892
                                                ------- ------- ------- -------
      Balance, June 30......................... $99,221 $86,039 $99,221 $86,039
                                                ======= ======= ======= =======

  At June 30, 1995, interest income was not being recognized on an accrual basis for loans totaling approximately $14,225,000.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at June 30, 1995 and December 31, 1994 (in thousands):

                                                          JUNE 30   DECEMBER 31
                                                            1995       1994
                                                         ---------- -----------
      Available for sale:
        U.S. government and federal agency obligations.. $1,677,862 $1,797,291
        Obligations of states and political
         subdivisions...................................    150,858     56,422
        CMO's and asset-backed securities...............    690,369    692,822
        Other debt securities...........................     29,385     45,748
        Equity securities...............................     37,259     29,059
      Trading account securities........................      6,556      5,539
      Other non-marketable securities...................     24,547     18,539
                                                         ---------- ----------
          Total investment securities................... $2,616,836 $2,645,420
                                                         ========== ==========

4. ACQUISITION ACTIVITY

  Effective March 1, 1995, the Company acquired the Cotton Exchange Bank in Kennett, Missouri, for 176,854 shares of treasury stock and $4.1 million in cash, using the "purchase" method of accounting. The Peoples Bank of Bloomington, Illinois, was acquired March 1, 1995, for accounting purposes in a pooling transaction in which 2,961,266 shares of new common stock were issued. At acquisition date, these banks had combined assets of $510 million, loans of $262 million and deposits of $362 million. They did not have a material impact on the earnings per share of the Company. Therefore, prior year statements were not restated for these transactions.

  On April 17, 1995, the Company acquired the Union National Bank in Wichita, Kansas, for cash of $86.7 million. The Chillicothe State Bank in Chillicothe, Illinois, was acquired on May 1, 1995, for $3.3 million in cash. At acquisition date, these banks had combined assets of $697 million, loans of $416 million and deposits of $522 million. They were accounted for as "purchases" and did not have a material effect on the earnings per share of the Company.

                                                                      SCHEDULE 7

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1995
                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1994 Annual Report on Form 10-K. Results of operations for the six month period ended June 30, 1995 are not necessarily indicative of results to be attained for any other period.

SUMMARY

  The Company's consolidated net income for the first six months of 1995 totaled $51.8 million; $5.2 million greater than the same period for 1994. The increase was mainly due to a $22.6 million increase in net interest income, partially offset by an $11.1 million increase in other expense and a $7.1 million increase in income tax expense. Net income for the second quarter of 1995 was $2.2 million greater than the second quarter of 1994 due to a $13.1 million increase in net interest income, partially offset by a $6.1 million increase in other expense and a $4.3 million increase in income tax expense. Net income for the second quarter of 1995 was $1.7 million greater than the first quarter of 1995 due to an increase of $7.6 million in net interest income, partially offset by an increase of $7.0 million in other expense.

  The Company is continually evaluating acquisition opportunities, and frequently conducts due diligence activities in connection with possible acquisitions both on an assisted and unassisted basis. Acquisition candidates that may be under consideration at any time include depository institutions, thrift or savings type associations and related companies. They are generally based in markets in which the Company presently operates or in markets in proximity to one of the Company's existing markets.

  On March 1, 1995, the Company acquired the Cotton Exchange Bank in Kennett, Missouri, for 176,854 shares of treasury stock and $4.1 million in cash, using the purchase method of accounting. The Peoples Bank of Bloomington, Illinois, was acquired effective March 1, 1995 for accounting purposes, in a pooling transaction in which 2,961,266 shares of new stock were issued. These acquisitions brought $510 million in assets to the balance sheet of the organization but did not have a material impact on the earnings per share of the Company.

  Two additional acquisitions were completed in the second quarter of 1995. Union National Bank of Wichita, Kansas, was acquired on April 17, 1995, for cash of $86.7 million and increased assets by approximately $673 million. Chillicothe State Bank of Chillicothe, Illinois, was purchased on May 1, 1995, for $3.3 million in cash and brought $24 million in assets to the organization. These acquisitions did not have a material impact on the earnings per share of the Company.

  As of July 1, 1995, the Commerce Bank locations in the Metro Kansas City area have merged together to form one bank, thus better serving those customers at approximately 50 sites on both sides of the Missouri-Kansas state line.

INTEREST INCOME AND EARNING ASSETS

  Total interest income increased $64.7 million, or 27.2%, compared to the first six months of 1994 due to an increase of 109 basis points in tax equivalent rates earned and an increase of $703.7 million in average earning asset balances, (which caused an increase of $28.9 million in tax equivalent interest income). Excluding banks acquired after January 1, 1994, total interest income increased $36.1 million, or 15.4%, in the first six months of 1995 over the same period in 1994. Compared to the second quarter of 1994, interest income increased $39.2 million due to an increase of $1.02 billion in average earning asset balances and an increase of 110 basis points in tax equivalent rates earned. Total interest income increased $19.0 million over the first quarter of 1995 mainly due to a $686.3 million increase in average earning asset balances. The average tax equivalent yield was 7.93% for the first six months of 1995, 6.84% for the first six months of 1994, 8.04% for the second quarter of 1995, 6.94% for the second quarter of 1994 and 7.80% for the first quarter of 1995.

  Loans, the highest yielding category of earning assets, were 64% of average earning assets for the first six months of 1995. Loan and lease interest income increased $63.6 million over the first six months of 1994 due to an increase of $879.1 million in average loan balances and an increase of 123 basis points in average tax equivalent rates earned. Increases in business loan rates accounted for a significant portion of the rate increase. The 1995 to 1994 year to year comparative increase is $44.8 million when the effect of 1994 and 1995 acquisitions is excluded. Loan and lease interest income increased $38.2 million over the second quarter of 1994 due to an increase of $1.16 billion in average balances and an increase of 121 basis points in tax equivalent rates earned. Compared to the first quarter of 1995, loan interest income increased $18.3 million mainly due to a $677.4 million increase in average loan balances.

  Interest income on investment securities increased $1.4 million over the first six months of 1994 due to an increase of 37 basis points in tax equivalent rates earned (mainly in U. S. government and federal agency and CMO's and asset-backed securities), partially offset by a decrease of $101.2 million in average balances invested (mainly in U. S. government and federal agency securities). If the effect of 1994 and 1995 acquisitions is excluded, investment securities interest income decreased $7.9 million in 1995 compared to 1994. Interest income on investment securities increased $738 thousand over the second quarter of 1994 and increased $414 thousand over the first quarter of 1995 due to increases in tax equivalent rates earned, partially offset by decreases in average balances invested. The unrealized loss in fair value of available for sale investment securities improved from a $97.1 million loss at December 31, 1994, to an unrealized gain of $28.2 million at June 30, 1995. The amount of the related after tax unrealized gain reported in stockholders' equity at June 30, 1995, was $18.6 million.

  Interest income on federal funds sold and securities purchased under agreements to resell decreased $308 thousand from the first six months of 1994 due to a decrease of $74.2 million in average balances invested, partially offset by an increase of 265 basis points in average rates earned. Compared to the second quarter of 1994, federal funds sold and resell agreement interest income increased $182 thousand due to an increase in average rates earned, partially offset by a decrease in the average balances invested. Federal funds sold and resell agreement interest income increased $351 thousand compared to the first quarter of 1995 mainly due to a $21.3 million increase in average balances invested.

  Summaries of average earning assets and liabilities and the corresponding average rates earned/paid appear on pages 12 through 15.

RISK ELEMENTS OF LOAN PORTFOLIO

  The loan portfolio contained loans on non-accrual status of $14.2 million at June 30, 1995, compared to $11.4 million at December 31, 1994. These loans were placed on non-accrual status because management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment (generally, loans that are 90 days past due as to principal and/or interest payments). Loans which were 90 days past due and still accruing interest amounted to $14.3 million at June 30, 1995, and were made primarily to borrowers in Missouri and the surrounding region. The subsidiary banks issue Visa and MasterCard credit cards, and the balance of these consumer loans generated through credit card sales drafts and cash advances was $408.5 million at June 30, 1995. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $10.4 million, or 2.5% of credit card loans at June 30, 1995. Included in the "Personal" loan category is a home equity loan product, the "Anytime Line", which had $153.7 million in loans outstanding and $249.0 million in unused lines of credit at June 30, 1995. At June 30, 1995, a mortgage banking subsidiary held residential real estate loans of $9.1 million at lower of cost or market, which are to be resold to secondary markets within approximately three months. Foreclosed real estate amounted to approximately $5.9 million at June 30, 1995. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                 SIX MONTHS 1995                 SIX MONTHS 1994
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans and leases:
 Business (including
  foreign) (A)..........  $1,625,307  $ 67,851    8.42%   $1,376,252  $ 45,228    6.63%
 Construction and
  development...........     127,071     6,026    9.56       105,644     3,841    7.33
 Real estate--business..     665,806    29,838    9.04       524,379    19,660    7.56
 Real estate--personal..     916,550    34,875    7.67       738,938    25,568    6.98
 Personal banking.......   1,207,634    51,852    8.66       961,664    37,006    7.76
 Credit card............     397,803    27,460   13.92       354,197    22,867   13.02
                          ----------  --------   -----    ----------  --------   -----
   Total loans and
    leases..............   4,940,171   217,902    8.89     4,061,074   154,170    7.66
                          ----------  --------   -----    ----------  --------   -----
Investment securities:..
 U.S. government &
  federal agency........   1,761,859    53,783    6.16     2,211,493    63,868    5.82
 State & municipal
  obligations (A).......     107,391     4,071    7.64        44,455     1,722    7.81
 CMO's and asset-backed
  securities............     755,081    23,595    6.30       486,577    14,163    5.87
 Trading account
  securities (A)........       3,261       106    6.54         4,266        83    3.92
 Other marketable
  securities (A)........      82,007     2,508    6.17        66,684     1,989    6.01
 Other non-marketable
  securities............      23,320       298    2.58        20,596       386    3.78
                          ----------  --------   -----    ----------  --------   -----
   Total investment
    securities..........   2,732,919    84,361    6.22     2,834,071    82,211    5.85
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      75,660     2,317    6.18       149,881     2,625    3.53
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    earning assets......   7,748,750   304,580    7.93     7,045,026   239,006    6.84
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................     (93,529)                        (86,447)
Unrealized gain (loss)
 on investment
 securities.............     (51,000)                         25,607
Cash and due from banks.     572,182                         553,002
Land, buildings and
 equipment--net.........     201,222                         195,153
Other assets............     193,907                         143,104
                          ----------                      ----------
   Total assets.........  $8,571,532                      $7,875,445
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  306,510     3,898    2.56    $  269,797     3,143    2.35
 Interest bearing
  demand................   3,202,548    52,292    3.29     3,288,048    39,984    2.45
 Time open & C.D.'s of
  less than $100,000....   2,130,456    54,355    5.14     1,777,674    36,061    4.09
 Time open & C.D.'s of
  $100,000 and over.....     200,886     5,146    5.17       147,815     2,688    3.67
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing deposits....   5,840,400   115,691    3.99     5,483,334    81,876    3.01
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     439,118    11,804    5.42       265,481     3,853    2.93
 Long-term debt and
  other borrowings......      16,957       575    6.84         6,949       268    7.78
                          ----------  --------   -----    ----------  --------   -----
   Total borrowings.....     456,075    12,379    5.47       272,430     4,121    3.05
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing liabilities.   6,296,475   128,070    4.10%    5,755,764    85,997    3.01%
                                      --------   -----                --------   -----
Demand--non-interest
 bearing deposits.......   1,429,960                       1,327,491
Other liabilities.......      41,122                          46,176
Stockholders' equity....     803,975                         746,014
                          ----------                      ----------
   Total liabilities and
    equity..............  $8,571,532                      $7,875,445
                          ==========                      ==========
Net interest margin
 (T/E)..................              $176,510                        $153,009
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.59%                           4.38%
                                                 =====                           =====

--------

(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

   ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                          1995 VS 1994
                                                   -----------------------------
                                                     INCREASE OR
                                                    (DECREASE) DUE
                                                     TO CHANGE IN
                                                   -----------------    TOTAL
                                                   AVERAGE  AVERAGE    INCREASE
                                                   VOLUME   RATE (B)  (DECREASE)
                                                   -------  --------  ----------
                                                           (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans and leases:
 Business (including foreign) (A)................. $ 7,887  $14,736    $22,623
 Construction and development.....................     779    1,406      2,185
 Real estate--business............................   5,302    4,876     10,178
 Real estate--personal............................   6,148    3,159      9,307
 Personal banking.................................   9,465    5,381     14,846
 Credit card......................................   2,815    1,778      4,593
                                                   -------  -------    -------
   Total loans and leases.........................  32,396   31,336     63,732
                                                   -------  -------    -------
Investment securities:
 U.S. government & federal agency................. (12,977)   2,892    (10,085)
 State & municipal obligations (A)................   2,437      (88)     2,349
 CMO's and asset-backed securities................   7,856    1,576      9,432
 Trading account securities (A)...................     (20)      43         23
 Other marketable securities (A)..................     457       62        519
 Other non-marketable securities..................      51     (139)       (88)
                                                   -------  -------    -------
   Total investment securities....................  (2,196)   4,346      2,150
                                                   -------  -------    -------
Federal funds sold and securities purchased under
 agreements to resell.............................  (1,264)     956       (308)
                                                   -------  -------    -------
   Total interest income..........................  28,936   36,638     65,574
                                                   -------  -------    -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings..........................................     428      327        755
 Interest bearing demand..........................  (1,129)  13,437     12,308
 Time open & C.D.'s of less than $100,000.........   6,507   11,787     18,294
 Time open & C.D.'s of $100,000 and over..........     824    1,634      2,458
                                                   -------  -------    -------
   Total interest bearing deposits................   6,630   27,185     33,815
                                                   -------  -------    -------
Borrowings:
 Federal funds purchased and securities sold
  under agreements to repurchase..................   2,609    5,342      7,951
 Long-term debt and other borrowings..............     386      (79)       307
                                                   -------  -------    -------
   Total borrowings...............................   2,995    5,263      8,258
                                                   -------  -------    -------
   Total interest expense.........................   9,625   32,448     42,073
                                                   -------  -------    -------
Change in net interest margin (T/E)............... $19,311  $ 4,190    $23,501
                                                   =======  =======    =======
Percentage increase in net interest margin (T/E)
 over the same period of the prior year...........                       15.36%
                                                                       =======

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

              THREE MONTHS ENDED JUNE 30, 1995 AND MARCH 31, 1995

                               SECOND QUARTER 1995              FIRST QUARTER 1995
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans and leases:
 Business (including
  foreign) (A).... .....  $1,764,666  $ 37,405    8.50%   $1,484,400  $ 30,446    8.32%
 Construction and
  development...........     124,676     2,948    9.48       129,493     3,078    9.64
 Real estate--business..     715,818    16,320    9.14       615,238    13,518    8.91
 Real estate--personal..     983,982    19,047    7.76       848,369    15,828    7.57
 Personal banking.......   1,282,396    28,074    8.78     1,132,041    23,778    8.52
 Credit card............     405,447    14,343   14.19       390,074    13,117   13.64
                          ----------  --------   -----    ----------  --------   -----
   Total loans and
    leases..............   5,276,985   118,137    8.98     4,599,615    99,765    8.80
                          ----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........   1,721,733    26,572    6.19     1,802,431    27,211    6.12
 State & municipal
  obligations (A).......     141,060     2,792    7.94        73,348     1,279    7.07
 CMO's and asset-backed
  securities............     760,937    11,902    6.27       749,160    11,693    6.33
 Trading account
  securities (A)........       3,286        61    7.45         3,236        45    5.65
 Other marketable
  securities (A)........      74,764     1,118    6.00        89,330     1,390    6.31
 Other non-marketable
  securities............      25,030       187    3.00        21,591       111    2.08
                          ----------  --------   -----    ----------  --------   -----
   Total investment
    securities..........   2,726,810    42,632    6.27     2,739,096    41,729    6.18
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      86,232     1,334    6.20        64,971       983    6.14
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    earning assets......   8,090,027   162,103    8.04     7,403,682   142,477    7.80
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................     (98,541)                        (88,461)
Unrealized loss on
 investment securities..     (18,714)                        (83,645)
Cash and due from banks.     589,434                         554,738
Land, buildings and
 equipment--net.........     208,561                         193,801
Other assets............     220,970                         166,543
                          ----------                      ----------
   Total assets.........  $8,991,737                      $8,146,658
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  329,934     2,101    2.56    $  282,826     1,797    2.58
 Interest bearing
  demand................   3,289,088    27,676    3.38     3,115,046    24,616    3.20
 Time open & C.D.'s of
  less than $100,000....   2,266,837    30,168    5.34     1,992,560    24,187    4.92
 Time open & C.D.'s of
  $100,000 and over.....     217,137     2,943    5.44       184,454     2,203    4.84
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing deposits....   6,102,996    62,888    4.13     5,574,886    52,803    3.84
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     474,654     6,530    5.52       403,187     5,274    5.30
 Long-term debt and
  other borrowings......      18,425       341    7.42        15,473       234    6.14
                          ----------  --------   -----    ----------  --------   -----
   Total borrowings.....     493,079     6,871    5.59       418,660     5,508    5.34
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing liabilities.   6,596,075    69,759    4.24%    5,993,546    58,311    3.95%
                                      --------   -----                --------   -----
Demand--non-interest
 bearing deposits.......   1,494,111                       1,365,096
Other liabilities.......      53,525                          28,582
Stockholders' equity....     848,026                         759,434
                          ----------                      ----------
   Total liabilities and
    equity..............  $8,991,737                      $8,146,658
                          ==========                      ==========
Net interest margin
 (T/E)..................              $ 92,344                        $ 84,166
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.58%                           4.61%
                                                 =====                           =====

-------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

   ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES

              THREE MONTHS ENDED JUNE 30, 1995 AND MARCH 31, 1995

                                                       CURRENT QUARTER VS
                                                          PRIOR QUARTER
                                                   -----------------------------
                                                     INCREASE OR
                                                    (DECREASE) DUE
                                                     TO CHANGE IN
                                                   -----------------    TOTAL
                                                   AVERAGE  AVERAGE    INCREASE
                                                   VOLUME   RATE (B)  (DECREASE)
                                                   -------  --------  ----------
                                                           (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans and leases:
 Business (including foreign) (A)................. $ 5,814  $ 1,145    $ 6,959
 Construction and development.....................    (116)     (14)      (130)
 Real estate--business............................   2,234      568      2,802
 Real estate--personal............................   2,559      660      3,219
 Personal banking.................................   3,194    1,102      4,296
 Credit card......................................     523      703      1,226
                                                   -------  -------    -------
   Total loans and leases.........................  14,208    4,164     18,372
                                                   -------  -------    -------
Investment securities:
 U.S. government & federal agency.................  (1,231)     592       (639)
 State & municipal obligations (A)................   1,194      319      1,513
 CMO's and asset-backed securities................     186       23        209
 Trading account securities (A)...................       1       15         16
 Other marketable securities (A)..................    (229)     (43)      (272)
 Other non-marketable securities..................      18       58         76
                                                   -------  -------    -------
   Total investment securities....................     (61)     964        903
                                                   -------  -------    -------
Federal funds sold and securities purchased under
 agreements to resell.............................     326       25        351
                                                   -------  -------    -------
   Total interest income..........................  14,473    5,153     19,626
                                                   -------  -------    -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings..........................................     303        1        304
 Interest bearing demand..........................   1,308    1,752      3,060
 Time open & C.D.'s of less than $100,000.........   3,403    2,578      5,981
 Time open & C.D.'s of $100,000 and over..........     393      347        740
                                                   -------  -------    -------
   Total interest bearing deposits................   5,407    4,678     10,085
                                                   -------  -------    -------
Borrowings:
 Federal funds purchased and securities sold
  under agreements to repurchase..................     966      290      1,256
 Long-term debt and other borrowings..............      45       62        107
                                                   -------  -------    -------
   Total borrowings...............................   1,011      352      1,363
                                                   -------  -------    -------
   Total interest expense.........................   6,418    5,030     11,448
                                                   -------  -------    -------
Change in net interest margin (T/E)............... $ 8,055  $   123    $ 8,178
                                                   =======  =======    =======
Percentage increase in net interest margin (T/E)
 over the prior quarter...........................                        9.72%
                                                                       =======

--------
(A) Stated on a tax equivalent basis.
(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

PROVISION FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), reviews and examinations by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of these factors, the provision for loan losses increased $1.2 million compared to the first six months of 1994, decreased $133 thousand from the second quarter of 1994 and decreased $903 thousand from the first quarter of 1995. The allowance for loan losses as a percentage of loans and leases outstanding was 1.83% at June 30, 1995, compared to 1.97% at year-end 1994 and 2.03% at June 30, 1994. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $5.7 million for the first six months of 1995 compared to net charge-offs of $4.9 million for the first six months of 1994, $3.0 million for the second quarter of 1995, $3.0 million for the second quarter of 1994 and $2.7 million for the first quarter of 1995.

INTEREST EXPENSE AND RELATED LIABILITIES

  Total interest expense (net of capitalized interest) increased $42.1 million, or 48.9%, compared to the first six months of 1994 due mainly to increases in average rates paid. Excluding banks acquired after January 1, 1994, total interest expense increased $28.5 million, or 33.7%, in the first six months of 1995 compared to the first six months of 1994. Total interest expense increased $26.0 million and $11.4 million over the 1994 second and 1995 first quarters, respectively, due to increases in both average rates paid and average balances of interest bearing liabilities. The average cost of funds was 4.10% for the first six months of 1995, 3.01% for the first six months of 1994, 4.24% for the second quarter of 1995, 3.05% for the second quarter of 1994 and 3.95% for the first quarter of 1995.

  Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first six months of 1995 were $7.2 billion, an increase of 6.1% over the same period last year. Core deposits supported 93% of average earning assets in 1995. Interest on deposits increased $33.8 million over the first six months of 1994. Average rates paid on time open and certificates of deposit under $100,000 increased 105 basis points and rates paid on interest bearing demand deposits increased 84 basis points. A significant portion of the increase in average deposits was due to acquisitions in 1994 and 1995; if their effect is excluded, deposit interest expense increased $22.3 million in 1995 compared to 1994. Deposit interest expense increased $21.3 million over the second quarter of 1994 and increased $10.1 million over the first quarter of 1995 mainly due to increases in average rates paid on time open and certificates of deposit under $100,000, rates paid on interest bearing demand deposits and average balances of time open and certificates of deposit under $100,000.

  Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $8.0 million over the first six months of 1994, increased $4.5 million over the second quarter of 1994, and increased $1.3 million over the first quarter of 1995 due to both increases in average rates paid and increases in average borrowings.

NON-INTEREST INCOME

  Non-interest income increased $2.0 million compared to the first six months of 1994. Miscellaneous credit card income increased $2.1 million, deposit account charges and other fees increased $1.7 million and trust income increased $1.4 million. These increases were partially offset by an $894 thousand decrease in gains on securities transactions and a $2.6 million decrease in other income (which included a $985 thousand decrease in gains on loan and lease sales and $1.1 million in fees collected in 1994 in conjunction with the payoff of a specific loan). Excluding the non-interest income of banks acquired after January 1, 1994, non-interest income decreased $1.7 million compared to the first six months of 1994. Most of the above-mentioned increase in deposit account charges and other fees and trust income was due to activity at recently acquired banks. Non-interest income decreased $651 thousand compared to the second quarter of 1994 mainly due to a decrease of $3.2 million in other income, which included a $2.1 million decrease in gains on loan and lease sales and the fee decrease mentioned above. These decreases were partially offset by an increase of $1.2 million in miscellaneous credit card income. Compared to the first quarter of 1995, non-interest income increased $1.3 million due to increases of $994 thousand in deposit account charges and other fees and $667 thousand in miscellaneous credit card income, partially offset by an $866 thousand decrease in gains on loan and lease sales. During the first six months of 1995, the affiliate banks sold securities from the available for sale category for proceeds of $432.3 million and realized net gains of $254 thousand. The Parent sold securities for proceeds of $11.2 million, realizing a net gain of $173 thousand. During the first six months of 1994, the affiliate banks sold securities from the available for sale category for proceeds of $380.2 million and realized net gains of $1.0 million. The Parent and a non-bank subsidiary sold equity securities for proceeds of $2.5 million and realized net gains of $305 thousand.

OTHER EXPENSE

  Other expense increased $11.1 million compared to the first six months of 1994 due to an increase of $3.6 million in salaries and employee benefits, a $1.8 million increase in supplies and communication expense, a $1.3 million increase in net occupancy expense on bank premises, and a $2.8 million increase in other operating expense (which included increases in various outside fees and goodwill/core deposit premium amortization, partially offset by a decrease in charitable contribution expense). A portion of the above increases were due to expenses at acquired banks. Excluding the expenses of banks acquired after January 1, 1994, total other expense decreased $3.2 million in the first six months of 1995 compared to the same period in 1994. Excluding the 1994 and 1995 acquisitions, salaries and employee benefits declined by $2.1 million with a decrease of 273 full-time equivalent employees. Compared to the second quarter of 1994, other expense increased $6.1 million mainly due to a $2.4 million increase in salaries and employee benefits and a $1.3 million increase in supplies and communication expense. Other expense increased $7.0 million over the first quarter of 1995 mainly due to an increase of $2.5 million in salaries and employee benefits and a $2.6 million increase in other operating expense (including increased goodwill/core deposit premium amortization).

INCOME TAXES

  Income tax expense increased $7.1 million compared to the first six months of 1994, increased $4.3 million compared to the second quarter of 1994 and increased $1.1 million over the first quarter of 1995 due to increases in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent company consist primarily of short-term investments, U.S. government and federal agency securities and equity securities, most of which are readily marketable. The fair value of these investments was $53.9 million at June 30, 1995 compared to $122.8 million at December 31, 1994. Cash requirements for bank acquisitions during the first six months of 1995 caused most of the decrease. The Parent company liabilities totaled $38.4 million at June 30, 1995, compared to $9.9 million at December 31, 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

This increase was mainly due to transfers of funds from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent company had no short-term borrowings from affiliate banks or long-term debt at June 30, 1995. The Parent company's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale securities, which consist mainly of U.S. government and federal agency securities and CMO's and asset-backed securities. These liquid assets had a fair value of $2.76 billion at June 30, 1995, compared to $2.64 billion at December 31, 1994. The available for sale bank portfolio included an unrealized net gain of $16.9 million at June 30, 1995.

  In June, 1995, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of common stock in either the open market or privately negotiated transactions. This action began after the completion of the stock repurchase program authorized in 1994. It reflects the Company's view that the stock is undervalued and that such purchases will enhance long-term shareholder value and provide future funding for stock acquisitions and employee benefit programs.

  The Company (on a consolidated basis) had an equity to asset ratio of 9.38% based on 1995 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies:

                                                          JUNE 30,    JUNE 30,
                                                            1995        1994
                                                         ----------  ----------
                                                              (DOLLARS IN
                                                              THOUSANDS)
      Risk-Adjusted Assets.............................. $6,021,365  $4,880,126
      Tier I Capital....................................    758,939     708,507
      Total Capital.....................................    831,734     768,443
      Tier I Capital Ratio..............................      12.60%      14.52%
      Total Capital Ratio...............................      13.81%      15.75%
      Leverage Ratio....................................       8.55%       9.08%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $569.9 million at June 30, 1995, an increase of $4.1 million over the balance at December 31, 1994. Contributing to the net cash inflow were proceeds of $759.6 million from sales and maturities of investment securities, a net increase of $110.2 million in time open and certificates of deposit and a net increase of $110.3 million in borrowings of federal funds purchased and securities sold under agreements to repurchase. These cash inflows were partially offset by purchases of investment securities of $267.7 million, $309.3 million in additional loans made, net of repayments, and a net decrease of $288.3 million in demand deposits.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $1.86 billion, standby letters of credit totaled $127.5 million, and commercial letters of credit totaled $27.1 million at June 30, 1995. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $172.8 million at June 30, 1995. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $5.7 million at June 30, 1995. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

                               INDEX TO EXHIBITS

          10 - MATERIAL CONTRACTS

               (C) COPY OF COMMERCE BANCSHARES, INC. 1987 NON-QUALIFIED STOCK OPTION PLAN AS AMENDED AND RESTATED IN ITS ENTIRETY AT THE SHAREHOLDER MEETING ON APRIL 19, 1995

               (H) COPY OF COMMERCE BANCSHARES, INC. 1996 INCENTIVE STOCK OPTION PLAN - A NEW PLAN ADOPTED BY THE SHAREHOLDERS ON APRIL 19, 1995

          27 - FINANCIAL DATA SCHEDULE