Form 10-Q
period 1995-09-30
COMMERCE BANCSHARES INC /MO/
filed 1995-11-13
CIK 22356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

   (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       OR

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

                       1000 WALNUT, KANSAS CITY, MO 64106
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

                      X
                Yes-------                   No -------

  As of November 3, 1995, the registrant had outstanding 35,927,900 shares of its $5 par value common stock, registrant's only class of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of September 30, 1995 and December 31, 1994 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

  The consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

    Schedule 1: Consolidated Balance Sheets

    Schedule 2: Consolidated Statements of Income

    Schedule 3: Consolidated Statements of Changes in Stockholders' Equity

    Schedule 4: Consolidated Statements of Cash Flows

    Schedule 5: Notes to Consolidated Financial Statements

    Schedule 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

    Schedule 7: Comparison of Key Ratios and Selected Bank Data

                          PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMERCE BANCSHARES, INC.

                                                    /s/ T. Alan Peschka
                                          By __________________________________
                                                      T. Alan Peschka
                                                Vice President & Secretary
Date: November 10, 1995

                                                  /s/ Charles E. Templer
                                          By __________________________________
                                                    Charles E. Templer
                                                  Treasurer & Controller
                                                (Chief Accounting Officer)
Date: November 10, 1995

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30 DECEMBER 31
                                                           1995        1994
                                                       ------------ -----------
                                                       (UNAUDITED)
                                                            (IN THOUSANDS)
ASSETS
Loans and lease financing, net of unearned............  $5,465,995  $4,432,662
Allowance for loan losses.............................     (98,295)    (87,179)
                                                        ----------  ----------
    NET LOANS AND LEASE FINANCING.....................   5,367,700   4,345,483
                                                        ----------  ----------
Investment securities:
  Available for sale..................................   2,528,148   2,621,342
  Trading account.....................................       7,584       5,539
  Other non-marketable................................      26,863      18,539
                                                        ----------  ----------
    TOTAL INVESTMENT SECURITIES.......................   2,562,595   2,645,420
                                                        ----------  ----------
Federal funds sold and securities purchased under
 agreements to resell.................................     194,425      72,265
Cash and due from banks...............................     568,591     565,805
Land, buildings and equipment--net....................     209,265     191,780
Customers' acceptance liability.......................       5,136      15,213
Other assets..........................................     247,577     199,608
                                                        ----------  ----------
    TOTAL ASSETS......................................  $9,155,289  $8,035,574
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand--non-interest bearing........................  $1,443,352  $1,448,422
  Savings and interest bearing demand.................   3,725,926   3,418,450
  Time open and C.D.'s of less than $100,000..........   2,286,211   1,942,986
  Time open and C.D.'s of $100,000 and over...........     229,919     180,572
                                                        ----------  ----------
    TOTAL DEPOSITS....................................   7,685,408   6,990,430
Federal funds purchased and securities sold under
 agreements to repurchase.............................     501,659     290,647
Long-term debt and other borrowings...................      15,663       6,487
Accrued interest, taxes and other liabilities.........      59,027       4,213
Acceptances outstanding...............................       5,136      15,213
Minority interest in subsidiaries.....................         296         386
                                                        ----------  ----------
    TOTAL LIABILITIES.................................   8,267,189   7,307,376
                                                        ----------  ----------
Stockholders' equity:
  Preferred stock, $1 par value.
   Authorized and unissued 2,000,000 shares...........         --          --
  Common stock, $5 par value.
   Authorized 60,000,000 shares; issued 36,644,405
    shares in 1995 and 33,970,106 shares in 1994......     183,222     169,851
  Capital surplus.....................................      47,116      54,575
  Retained earnings...................................     668,490     576,331
  Treasury stock of 685,539 shares in 1995 and 401,087
   shares in 1994, at cost............................     (22,232)    (12,148)
  Unearned employee benefits..........................        (818)       (295)
  Unrealized securities gain (loss)--net of tax.......      12,322     (60,116)
                                                        ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY........................     888,100     728,198
                                                        ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $9,155,289  $8,035,574
                                                        ==========  ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                      FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                      -----------------------------------------
                                         1995       1994      1995      1994
                                      ----------  ------------------- ---------
                                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans and
 leases.............................  $  120,608  $  85,844 $ 337,723 $ 239,343
Interest on investment securities...      39,089     40,369   121,897   121,788
Interest on federal funds sold and
 securities purchased under
 agreements to resell...............       4,394      1,647     6,711     4,272
                                      ----------  --------- --------- ---------
    TOTAL INTEREST INCOME...........     164,091    127,860   466,331   365,403
                                      ----------  --------- --------- ---------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing
   demand...........................      31,891     22,889    88,081    66,016
  Time open and C.D.'s of less than
   $100,000.........................      32,072     19,549    86,427    55,610
  Time open and C.D.'s of $100,000
   and over.........................       3,121      1,611     8,267     4,299
Interest on federal funds purchased
 and securities sold under
 agreements to repurchase...........       6,235      3,086    18,039     6,939
Interest on long-term debt and other
 borrowings.........................         271        139       841       400
                                      ----------  --------- --------- ---------
    TOTAL INTEREST EXPENSE..........      73,590     47,274   201,655   133,264
                                      ----------  --------- --------- ---------
    NET INTEREST INCOME.............      90,501     80,586   264,676   232,139
Provision for loan losses...........       3,927        276     8,690     3,794
                                      ----------  --------- --------- ---------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES......      86,574     80,310   255,986   228,345
                                      ----------  --------- --------- ---------
NON-INTEREST INCOME
Trust income........................       8,638      6,825    24,341    21,147
Deposit account charges and other
 fees...............................      11,807     10,053    33,053    29,644
Trading account profits and
 commissions........................       1,134      1,135     3,848     3,514
Net gains on securities
 transactions.......................         243      1,032       670     2,353
Miscellaneous credit card income....       5,725      4,776    15,990    12,916
Other income........................       6,647      6,280    18,779    21,023
                                      ----------  --------- --------- ---------
    TOTAL NON-INTEREST INCOME.......      34,194     30,101    96,681    90,597
                                      ----------  --------- --------- ---------
OTHER EXPENSE
Salaries and employee benefits......      41,156     35,489   117,952   108,735
Net occupancy expense on bank
 premises...........................       5,369      4,747    15,257    13,357
Equipment expense...................       3,579      3,266    10,286     9,603
Supplies and communication expense..       6,304      4,771    17,614    14,290
Federal deposit insurance expense...        (339)     3,814     7,907    11,438
Marketing expense...................       3,718      2,842     8,119     6,568
Other operating expense.............      17,218     15,058    50,064    45,098
                                      ----------  --------- --------- ---------
    TOTAL OTHER EXPENSE.............      77,005     69,987   227,199   209,089
                                      ----------  --------- --------- ---------
Income before income taxes..........      43,763     40,424   125,468   109,853
Less income taxes...................      16,153     15,215    46,076    38,014
                                      ----------  --------- --------- ---------
    NET INCOME......................  $   27,610  $  25,209 $  79,392 $  71,839
                                      ==========  ========= ========= =========
Net income per common and common
 equivalent share...................  $      .76  $     .75 $    2.21 $    2.13
                                      ==========  ========= ========= =========
Weighted average common and common
 equivalent shares outstanding......      36,453     33,619    35,967    33,713
                                      ==========  ========= ========= =========
Dividends per common share..........  $     .180  $    .162 $    .540 $    .467
                                      ==========  ========= ========= =========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            NUMBER                                           UNEARNED      NET
                          OF SHARES    COMMON   CAPITAL  RETAINED  TREASURY  EMPLOYEE  UNREALIZED
                            ISSUED     STOCK    SURPLUS  EARNINGS   STOCK    BENEFITS  GAIN (LOSS)  TOTAL
                          ----------  --------  -------  --------  --------  --------  ----------- --------
                                                          (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1995.  33,970,106  $169,851  $54,575  $576,331  $(12,148) $  (295)   $(60,116)  $728,198
 Net income.............                                   79,392                                    79,392
 Year-to-date change in
  fair value of
  investment securities.                                                                  72,400     72,400
 Purchases of 912,848
  treasury shares.......                                            (29,076)                        (29,076)
 Sales of 177,536
  treasury shares under
  various stock option
  plans.................                         (2,156)              5,432                           3,276
 Issuance of 176,854
  treasury shares in
  purchase acquisition..                           (435)              5,315                           4,880
 Retirement of treasury
  shares................    (286,967)   (1,435)  (7,190)              8,625                             --
 Issuance of new shares
  in pooling
  acquisition...........   2,961,266    14,806    2,318    32,360                             38     49,522
 Purchase of 33,600
  treasury shares in
  pooling acquisition...                                             (1,000)                         (1,000)
 Issuance of 20,639
  treasury shares under
  restricted stock award
  plan, net of
  reversals.............                              4                 620     (624)                   --
 Restricted stock award
  amortization..........                                                         101                    101
 Cash dividends paid
  ($.540 per share).....                                  (19,593)                                  (19,593)
                          ----------  --------  -------  --------  --------  -------    --------   --------
BALANCE SEPTEMBER 30,
 1995...................  36,644,405  $183,222  $47,116  $668,490  $(22,232) $  (818)   $ 12,322   $888,100
                          ==========  ========  =======  ========  ========  =======    ========   ========
Balance January 1, 1994.  33,850,360  $169,252  $52,915  $501,500  $ (8,982) $(2,065)   $    --    $712,620
 Net income.............                                   71,839                                    71,839
 1/1/94 adoption of SFAS
  115-adjustment of
  investment securities
  to fair value.........                                                                  47,116     47,116
 Year-to-date change in
  fair value of
  investment securities.                                                                 (79,622)   (79,622)
 Purchases of 1,433,771
  treasury shares.......                                            (42,678)                        (42,678)
 Sales of 149,256
  treasury shares to the
  employee benefit
  plans.................                            269               4,116                           4,385
 Sales of 122,784
  treasury shares under
  various stock option
  plans.................                         (1,126)              2,930                           1,804
 Issuance of 959,910
  treasury shares in
  purchase acquisitions.                            (24)             23,802                          23,778
 Issuance of new shares
  in purchase
  acquisition...........     119,746       599    3,116      (156)                                    3,559
 Issuance of 2,887
  treasury shares under
  restricted stock award
  plan..................                             15                  71      (86)                   --
 ESOP benefit
  allocation............                             27                          375                    402
 Restricted stock award
  amortization..........                                                          78                     78
 Cash dividends paid
  ($.467 per share).....                                  (15,696)                                  (15,696)
                          ----------  --------  -------  --------  --------  -------    --------   --------
Balance September 30,
 1994...................  33,970,106  $169,851  $55,192  $557,487  $(20,741) $(1,698)   $(32,506)  $727,585
                          ==========  ========  =======  ========  ========  =======    ========   ========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 4

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE NINE
                                                                MONTHS
                                                            ENDED SEPTEMBER
                                                                  30
                                                           ------------------
                                                             1995      1994
                                                           --------  --------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income................................................ $ 79,392  $ 71,839
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses...............................    8,690     3,794
  Provision for depreciation and amortization.............   23,012    19,051
  Accretion of investment security discounts..............   (4,346)     (842)
  Amortization of investment security premiums............   19,845    23,211
  Net gains on sales of investment securities (A).........     (670)   (2,353)
  Net (increase) decrease in trading account securities...   (2,586)    1,740
  (Increase) decrease in interest receivable..............    1,214    (2,593)
  Increase in interest payable............................    8,802       281
  Other changes, net......................................    4,592    12,769
                                                           --------  --------
    Net cash provided by operating activities.............  137,945   126,897
                                                           --------  --------
INVESTING ACTIVITIES:
Net cash received (paid) in acquisitions..................  (33,226)   10,911
Proceeds from sales of investment securities (A)..........  585,688   590,707
Proceeds from maturities of investment securities (A).....  407,470   186,011
Purchases of investment securities (A).................... (460,174) (640,357)
Net (increase) decrease in federal funds sold and
 securities purchased
 under agreements to resell...............................  (95,325)  256,107
Net increase in loans..................................... (365,305) (222,283)
Purchases of premises and equipment.......................  (17,549)  (16,036)
Sales of premises and equipment...........................    6,386     8,199
                                                           --------  --------
    Net cash provided by investing activities.............   27,965   173,259
                                                           --------  --------
FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings
 and interest bearing demand deposits..................... (285,801) (292,742)
Net increase in time open and C.D.'s......................   97,049    81,734
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase...........   78,913   (72,870)
Repayment of long-term debt...............................   (7,691)     (284)
Purchases of treasury stock...............................  (28,923)  (42,640)
Sales of treasury stock to employee benefit plans.........      --      4,385
Exercise of stock options by employees....................    2,922     1,645
Cash dividends paid on common stock.......................  (19,593)  (15,696)
                                                           --------  --------
    Net cash used by financing activities................. (163,124) (336,468)
                                                           --------  --------
    Increase (decrease) in cash and cash equivalents......    2,786   (36,312)
Cash and cash equivalents at beginning of year............  565,805   534,785
                                                           --------  --------
    Cash and cash equivalents at September 30............. $568,591  $498,473
                                                           ========  ========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Cash payments of income taxes for the nine month period were $27,295,000 in 1995 and $40,390,000 in 1994. Interest paid on deposits and borrowings for the nine month period was $192,967,000 in 1995 and $132,983,000 in 1994.

                See accompanying notes to financial statements.

                                                                     SCHEDULE 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1995

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

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses (in thousands):

                                                    FOR THE         FOR THE
                                                 THREE MONTHS     NINE MONTHS
                                                ENDED SEPTEMBER ENDED SEPTEMBER
                                                      30              30
                                                --------------- ---------------
                                                 1995    1994    1995    1994
                                                ------- ------- ------- -------
      Balance, beginning of period............. $99,221 $86,039 $87,179 $85,830
                                                ------- ------- ------- -------
      Additions:
        Provision for loan losses..............   3,927     276   8,690   3,794
        Allowance for loan losses of acquired
         banks.................................     --      745  12,932   2,328
                                                ------- ------- ------- -------
          Total additions......................   3,927   1,021  21,622   6,122
                                                ------- ------- ------- -------
      Deductions:
        Loan losses............................   6,653   3,341  15,826  11,153
        Less recoveries on loans...............   1,800   2,627   5,320   5,547
                                                ------- ------- ------- -------
          Net loan losses......................   4,853     714  10,506   5,606
                                                ------- ------- ------- -------
      Balance, September 30.................... $98,295 $86,346 $98,295 $86,346
                                                ======= ======= ======= =======

  At September 30, 1995, interest income was not being recognized on an accrual basis for loans totaling approximately $12,494,000.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at September 30, 1995 and December 31, 1994 (in thousands):

                                                         SEPTEMBER 30  DECEMBER
                                                             1995      31 1994
                                                         ------------ ----------
      Available for sale:
        U.S. government and federal agency obligations.   $1,637,381  $1,797,291
        Obligations of states and political
         subdivisions..................................      142,126      56,422
        CMO's and asset-backed securities..............      678,525     692,822
        Other debt securities..........................       31,415      45,748
        Equity securities..............................       38,701      29,059
      Trading account securities.......................        7,584       5,539
      Other non-marketable securities..................       26,863      18,539
                                                          ----------  ----------
          Total investment securities..................   $2,562,595  $2,645,420
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

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SEPTEMBER 30, 1995

                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1994 Annual Report on Form 10-K. Results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of results to be attained for any other period.

SUMMARY

  The Company's consolidated net income for the first nine months of 1995 totaled $79.4 million; $7.6 million greater than the same period for 1994. Net interest income increased $32.5 million and non-interest income increased $6.1 million, offset by increases of $18.1 million in other expense, $8.1 million in income taxes and $4.9 million in provision for loan losses. Net income for the third quarter of 1995 was $2.4 million greater than the third quarter of 1994 due to increases of $9.9 million in net interest income and $4.1 million in non-interest income, partially offset by increases of $7.0 million in other expense and $3.7 million in provision for loan losses. Net income for the third quarter of 1995 was $851 thousand greater than the second quarter of 1995 due to an increase of $2.3 million in non-interest income and a $1.6 million decrease in other expense, partially offset by a $2.0 million increase in provision for loan losses.

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

  As of July 1, the Commerce Bank locations in the Kansas City metropolitan area have merged together to form one bank, thus better serving those customers at approximately 50 sites on both sides of the Missouri-Kansas state line.

INTEREST INCOME AND EARNING ASSETS

  Total interest income increased $100.9 million, or 27.6%, compared to the first nine months of 1994 due to an increase of 99 basis points in average tax equivalent rates earned and an increase of $840.0 million in average earning asset balances, (which caused an increase of $50.4 million in tax equivalent interest income). Excluding banks acquired after January 1, 1994, total interest income increased $48.7 million, or 13.6%, in the first nine months of 1995 over the same period in 1994. Compared to the third quarter of 1994, interest income increased $36.2 million due to an increase of $1.11 billion in average earning asset balances and an increase of 81 basis points in tax equivalent rates earned. Total interest income increased $3.4 million over the second quarter of 1995 mainly due to a $153.7 million increase in average earning asset balances. The average tax equivalent yield was 7.94% for the first nine months of 1995, 6.95% for the first nine months of 1994, 7.96% for the third quarter of 1995, 7.15% for the third quarter of 1994 and 8.04% for the second quarter of 1995.

  Loans, the highest yielding category of earning assets, were 64% of average earning assets for the first nine months of 1995. Loan and lease interest income increased $98.4 million over the first nine months of 1994 due to an increase of $974.5 million in average loan balances and an increase of 109 basis points in average tax equivalent rates earned. Increases in business loan rates accounted for a significant portion of the rate increase. The 1995 to 1994 year to year comparative increase was $63.5 million when the effect of 1994 and 1995 acquisitions is excluded. Loan and lease interest income increased $34.8 million over the third quarter of 1994 due to an increase of $1.16 billion in average balances and an increase of 81 basis points in average tax equivalent rates earned. Compared to the second quarter of 1995, loan interest income increased $2.9 million mainly due to a $115.8 million increase in average loan balances.

  Interest income on investment securities increased $109 thousand over the first nine months of 1994 due to an increase in average tax equivalent rates earned (mainly on U.S. government and federal agency securities and CMO's and asset-backed securities) and an increase in average balances invested in CMO's and asset-backed securities and state and municipal obligations, partially offset by a decrease in average balances invested in U. S. government and federal agency securities. If the effect of 1994 and 1995 acquisitions is excluded, investment securities interest income decreased $15.9 million in 1995 compared to 1994. Interest income on investment securities decreased $1.3 million from the third quarter of 1994 mainly due to a decrease in the average balance invested in U.S. government and federal agency securities. Compared to the second quarter of 1995, securities interest decreased $2.5 million mainly due to decreases in average balances invested in U.S. government and federal agency securities and CMO's and asset-backed securities. The unrealized loss in fair value of available for sale investment securities improved from a $97.1 million loss at December 31, 1994, to an unrealized gain of $19.9 million at September 30, 1995. The amount of the related after tax unrealized gain reported in stockholders' equity at September 30, 1995, was $12.3 million.

  Interest income on federal funds sold and securities purchased under agreements to resell increased $2.4 million over the first nine months of 1994 due to an increase of 203 basis points in average rates earned. Compared to the third quarter of 1994, federal funds sold and resell agreement interest income increased $2.7 million mainly due to an increase of $160.3 million in average balances invested. Federal funds sold and resell agreement interest income increased $3.1 million compared to the second quarter of 1995 mainly due to a $214.2 million increase in average balances invested.

  Summaries of average earning assets and liabilities and the corresponding average rates earned/paid appear on pages 10 through 13.

RISK ELEMENTS OF LOAN PORTFOLIO

  The loan portfolio contained loans on non-accrual status of $12.5 million at September 30, 1995, compared to $11.4 million at December 31, 1994. These loans were placed on non-accrual status because management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment (generally, loans that are 90 days past due as to principal and/or interest payments). Loans which were 90 days past due and still accruing interest amounted to $17.5 million at September 30, 1995, and were made primarily to borrowers in Missouri and the surrounding region. The subsidiary banks issue Visa and MasterCard credit cards, and the balance of these consumer loans generated through credit card sales drafts and cash advances was $438.0 million at September 30, 1995. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $10.9 million, or 2.5% of credit card loans at September 30, 1995. Included in the "Personal" loan category is a home equity loan product, the "Anytime Line", which had $155.3 million in loans outstanding and $255.6 million in unused lines of credit at September 30, 1995. At September 30, 1995, a mortgage banking subsidiary held residential real estate loans of $5.6 million at lower of cost or market, which are to be resold to secondary markets within approximately three months. Foreclosed real estate amounted to approximately $1.6 million at September 30, 1995. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                 NINE MONTHS 1995                NINE MONTHS 1994
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans and leases:
 Business (including
  foreign) (A)..........  $1,684,814  $105,286    8.36%   $1,387,165  $ 71,342    6.88%
 Construction and
  development...........     127,554     9,015    9.45       112,067     6,602    7.88
 Real estate--business..     686,887    46,057    8.96       529,627    30,759    7.76
 Real estate--personal..     943,148    54,792    7.77       746,115    38,970    6.98
 Personal banking.......   1,242,857    81,159    8.73       986,310    57,942    7.85
 Credit card............     407,452    42,495   13.94       356,972    34,742   13.01
                          ----------  --------   -----    ----------  --------   -----
   Total loans and
    leases..............   5,092,712   338,804    8.89     4,118,256   240,357    7.80
                          ----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........   1,717,948    79,266    6.17     2,136,137    93,062    5.82
 State & municipal
  obligations (A).......     119,846     6,897    7.69        44,324     2,569    7.75
 CMO's and asset-backed
  securities............     732,843    34,256    6.25       536,774    23,710    5.91
 Trading account
  securities (A)........       3,549       163    6.15         4,295       116    3.60
 Other marketable
  securities (A)........      73,005     3,315    6.07        68,583     2,995    5.84
 Other non-marketable
  securities............      24,227       570    3.15        20,601       502    3.26
                          ----------  --------   -----    ----------  --------   -----
   Total investment
    securities..........   2,671,418   124,467    6.23     2,810,714   122,954    5.85
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     151,419     6,711    5.93       146,608     4,272    3.90
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    earning assets......   7,915,549   469,982    7.94     7,075,578   367,583    6.95
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................     (95,202)                        (86,564)
Unrealized gain (loss)
 on investment
 securities.............     (27,932)                          3,832
Cash and due from banks.     595,039                         553,814
Land, buildings and
 equipment--net.........     204,251                         194,491
Other assets............     204,167                         144,008
                          ----------                      ----------
   Total assets.........  $8,795,872                      $7,885,159
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  312,118     5,970    2.56    $  271,529     4,828    2.38
 Interest bearing
  demand................   3,270,040    82,111    3.36     3,273,557    61,188    2.50
 Time open & C.D.'s of
  less than $100,000....   2,188,292    86,427    5.28     1,788,788    55,610    4.16
 Time open & C.D.'s of
  $100,000 and over.....     208,684     8,267    5.30       150,903     4,299    3.81
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing deposits....   5,979,134   182,775    4.09     5,484,777   125,925    3.07
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     446,388    18,039    5.40       282,040     6,939    3.29
 Long-term debt and
  other borrowings......      16,694       871    6.98         7,318       413    7.53
                          ----------  --------   -----    ----------  --------   -----
   Total borrowings.....     463,082    18,910    5.46       289,358     7,352    3.40
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing liabilities.   6,442,216   201,685    4.19%    5,774,135   133,277    3.09%
                                      --------   -----                --------   -----
Demand--non-interest
 bearing deposits.......   1,473,457                       1,332,318
Other liabilities.......      49,512                          39,871
Stockholders' equity....     830,687                         738,835
                          ----------                      ----------
   Total liabilities and
    equity..............  $8,795,872                      $7,885,159
                          ==========                      ==========
Net interest margin
 (T/E)..................              $268,297                        $234,306
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.53%                           4.43%
                                                 =====                           =====

--------

(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

  ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                          1995 VS 1994
                                                   -----------------------------
                                                     INCREASE OR
                                                    (DECREASE) DUE
                                                     TO CHANGE IN
                                                   -----------------    TOTAL
                                                   AVERAGE  AVERAGE    INCREASE
                                                   VOLUME   RATE (B)  (DECREASE)
                                                   -------  --------  ----------
                                                           (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans and leases:
 Business (including foreign) (A)................. $14,722  $19,222    $33,944
 Construction and development.....................     913    1,500      2,413
 Real estate--business............................   9,127    6,171     15,298
 Real estate--personal............................  10,286    5,536     15,822
 Personal banking.................................  15,063    8,154     23,217
 Credit card......................................   4,912    2,841      7,753
                                                   -------  -------    -------
   Total loans and leases.........................  55,023   43,424     98,447
                                                   -------  -------    -------
Investment securities:
 U.S. government & federal agency................. (18,219)   4,423    (13,796)
 State & municipal obligations (A)................   4,377      (49)     4,328
 CMO's and asset-backed securities................   8,661    1,885     10,546
 Trading account securities (A)...................     (20)      67         47
 Other marketable securities (A)..................     193      127        320
 Other non-marketable securities..................      88      (20)        68
                                                   -------  -------    -------
   Total investment securities....................  (4,920)   6,433      1,513
                                                   -------  -------    -------
Federal funds sold and securities purchased under
 agreements to resell.............................     265    2,174      2,439
                                                   -------  -------    -------
   Total interest income..........................  50,368   52,031    102,399
                                                   -------  -------    -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings..........................................     723      419      1,142
 Interest bearing demand..........................      50   20,873     20,923
 Time open & C.D.'s of less than $100,000.........  11,786   19,031     30,817
 Time open & C.D.'s of $100,000 and over..........   1,494    2,474      3,968
                                                   -------  -------    -------
   Total interest bearing deposits................  14,053   42,797     56,850
                                                   -------  -------    -------
Borrowings:
 Federal funds purchased and securities sold
  under agreements to repurchase..................   4,159    6,941     11,100
 Long-term debt and other borrowings..............     528      (70)       458
                                                   -------  -------    -------
   Total borrowings...............................   4,687    6,871     11,558
                                                   -------  -------    -------
   Total interest expense.........................  18,740   49,668     68,408
                                                   -------  -------    -------
Change in net interest margin (T/E)............... $31,628  $ 2,363    $33,991
                                                   =======  =======    =======
Percentage increase in net interest margin (T/E)
 over the same period of the prior year...........                       14.51%
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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

            THREE MONTHS ENDED SEPTEMBER 30, 1995 AND JUNE 30, 1995

                                THIRD QUARTER 1995             SECOND QUARTER 1995
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans and leases:
 Business (including
  foreign) (A).... .....  $1,801,888  $37,435     8.24%   $1,764,666  $37,405     8.50%
 Construction and
  development...........     128,504    2,989     9.23       124,676    2,948     9.48
 Real estate--business..     728,362   16,219     8.83       715,818   16,320     9.14
 Real estate--personal..     995,477   19,917     7.94       983,982   19,047     7.76
 Personal banking.......   1,312,154   29,307     8.86     1,282,396   28,074     8.78
 Credit card............     426,435   15,035    13.99       405,447   14,343    14.19
                          ----------  -------    -----    ----------  -------    -----
   Total loans and
    leases..............   5,392,820  120,902     8.89     5,276,985  118,137     8.98
                          ----------  -------    -----    ----------  -------    -----
Investment securities:
 U.S. government &
  federal agency........   1,631,558   25,483     6.20     1,721,733   26,572     6.19
 State & municipal
  obligations (A).......     144,350    2,826     7.77       141,060    2,792     7.94
 CMO's and asset-backed
  securities............     689,092   10,661     6.14       760,937   11,902     6.27
 Trading account
  securities (A)........       4,116       57     5.49         3,286       61     7.45
 Other marketable
  securities (A)........      55,294      807     5.79        74,764    1,118     6.00
 Other non-marketable
  securities............      26,011      272     4.15        25,030      187     3.00
                          ----------  -------    -----    ----------  -------    -----
   Total investment
    securities..........   2,550,421   40,106     6.24     2,726,810   42,632     6.27
                          ----------  -------    -----    ----------  -------    -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     300,467    4,394     5.80        86,232    1,334     6.20
                          ----------  -------    -----    ----------  -------    -----
   Total interest
    earning assets......   8,243,708  165,402     7.96     8,090,027  162,103     8.04
                                      -------    -----                -------    -----
Less allowance for loan
 losses.................     (98,493)                        (98,541)
Unrealized gain (loss)
 on investment
 securities.............      17,452                         (18,714)
Cash and due from banks.     640,008                         589,434
Land, buildings and
 equipment--net.........     210,210                         208,561
Other assets............     224,352                         220,970
                          ----------                      ----------
   Total assets.........  $9,237,237                      $8,991,737
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  323,151    2,072     2.54    $  329,934    2,101     2.56
 Interest bearing
  demand................   3,402,823   29,819     3.48     3,289,088   27,676     3.38
 Time open & C.D.'s of
  less than $100,000....   2,302,078   32,072     5.53     2,266,837   30,168     5.34
 Time open & C.D.'s of
  $100,000 and over.....     224,026    3,121     5.53       217,137    2,943     5.44
                          ----------  -------    -----    ----------  -------    -----
   Total interest
    bearing deposits....   6,252,078   67,084     4.26     6,102,996   62,888     4.13
                          ----------  -------    -----    ----------  -------    -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     460,691    6,235     5.37       474,654    6,530     5.52
 Long-term debt and
  other borrowings......      16,177      296     7.27        18,425      341     7.42
                          ----------  -------    -----    ----------  -------    -----
   Total borrowings.....     476,868    6,531     5.43       493,079    6,871     5.59
                          ----------  -------    -----    ----------  -------    -----
   Total interest
    bearing liabilities.   6,728,946   73,615     4.34%    6,596,075   69,759     4.24%
                                      -------    -----                -------    -----
Demand--non-interest
 bearing deposits.......   1,559,033                       1,494,111
Other liabilities.......      66,018                          53,525
Stockholders' equity....     883,240                         848,026
                          ----------                      ----------
   Total liabilities and
    equity..............  $9,237,237                      $8,991,737
                          ==========                      ==========
Net interest margin
 (T/E)..................              $91,787                         $92,344
                                      =======                         =======
Net yield on interest
 earning assets.........                          4.42%                           4.58%
                                                 =====                           =====

-------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

  ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES

            THREE MONTHS ENDED SEPTEMBER 30, 1995 AND JUNE 30, 1995

                                                        CURRENT QUARTER VS
                                                           PRIOR QUARTER
                                                    -----------------------------
                                                      INCREASE OR
                                                     (DECREASE) DUE
                                                      TO CHANGE IN
                                                    -----------------    TOTAL
                                                    AVERAGE  AVERAGE    INCREASE
                                                    VOLUME   RATE (B)  (DECREASE)
                                                    -------  --------  ----------
                                                            (UNAUDITED)
                                                      (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans and leases:
 Business (including foreign) (A).................. $  797   $  (767)    $   30
 Construction and development......................     91       (50)        41
 Real estate--business.............................    289      (390)      (101)
 Real estate--personal.............................    225       645        870
 Personal banking..................................    659       574      1,233
 Credit card.......................................    751       (59)       692
                                                    ------   -------     ------
   Total loans and leases..........................  2,812       (47)     2,765
                                                    ------   -------     ------
Investment securities:
 U.S. government & federal agency.................. (1,407)      318     (1,089)
 State & municipal obligations (A).................     66       (32)        34
 CMO's and asset-backed securities................. (1,135)     (106)    (1,241)
 Trading account securities (A)....................     16       (20)        (4)
 Other marketable securities (A)...................   (294)      (17)      (311)
 Other non-marketable securities...................      7        78         85
                                                    ------   -------     ------
   Total investment securities..................... (2,747)      221     (2,526)
                                                    ------   -------     ------
Federal funds sold and securities purchased under
 agreements to resell..............................  3,350      (290)     3,060
                                                    ------   -------     ------
   Total interest income...........................  3,415      (116)     3,299
                                                    ------   -------     ------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings...........................................    (44)       15        (29)
 Interest bearing demand...........................  1,238       905      2,143
 Time open & C.D.'s of less than $100,000..........    499     1,405      1,904
 Time open & C.D.'s of $100,000 and over...........     95        83        178
                                                    ------   -------     ------
   Total interest bearing deposits.................  1,788     2,408      4,196
                                                    ------   -------     ------
Borrowings:
 Federal funds purchased and securities sold under
  agreements to repurchase.........................   (262)      (33)      (295)
 Long-term debt and other borrowings...............    (42)       (3)       (45)
                                                    ------   -------     ------
   Total borrowings................................   (304)      (36)      (340)
                                                    ------   -------     ------
   Total interest expense..........................  1,484     2,372      3,856
                                                    ------   -------     ------
Change in net interest margin (T/E)................ $1,931   $(2,488)    $ (557)
                                                    ======   =======     ======
Percentage decrease in net interest margin (T/E)
 from the prior quarter............................                        (.60)%
                                                                         ======

--------
(A) Stated on a tax equivalent basis.
(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

PROVISION FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (Parent), reviews and examinations by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of these factors, the provision for loan losses increased $4.9 million compared to the first nine months of 1994, increased $3.7 million over the third quarter of 1994 and increased $2.0 million over the second quarter of 1995. The allowance for loan losses as a percentage of loans and leases outstanding was 1.80% at September 30, 1995, compared to 1.97% at year-end 1994 and 1.99% at September 30, 1994. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $10.5 million for the first nine months of 1995 compared to net charge-offs of $5.6 million for the first nine months of 1994, $4.9 million for the third quarter of 1995, $714 thousand for the third quarter of 1994 and $3.0 million for the second quarter of 1995.

INTEREST EXPENSE AND RELATED LIABILITIES

  Total interest expense (net of capitalized interest) increased $68.4 million, or 51.3%, compared to the first nine months of 1994 due mainly to increases in average rates paid. Excluding banks acquired after January 1, 1994, total interest expense increased $42.9 million, or 32.8%, in the first nine months of 1995 compared to the first nine months of 1994. Total interest expense increased $26.3 million and $3.8 million over the 1994 third and 1995 second quarters, respectively, due to increases in both average rates paid and average balances of interest bearing liabilities. The average cost of funds was 4.19% for the first nine months of 1995, 3.09% for the first nine months of 1994, 4.34% for the third quarter of 1995, 3.23% for the third quarter of 1994 and 4.24% for the second quarter of 1995.

  Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first nine months of 1995 were $7.4 billion, an increase of 8.8% over the same period last year. Core deposits supported 93% of average earning assets in 1995. Interest on deposits increased $56.9 million over the first nine months of 1994. Average rates paid on time open and certificates of deposit under $100,000 increased 112 basis points and rates paid on interest bearing demand deposits increased 86 basis points. A significant portion of the increase in average deposits was due to acquisitions in 1994 and 1995; if their effect is excluded, deposit interest expense increased $35.1 million in 1995 compared to 1994. Deposit interest expense increased $23.0 million over the third quarter of 1994 and increased $4.2 million over the second quarter of 1995 mainly due to increases in average balances and average rates paid on time open and certificates of deposit under $100,000 and interest bearing demand deposits.

  Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $11.1 million over the first nine months of 1994 and increased $3.1 million over the third quarter of 1994 due to increases in average rates paid and average balances borrowed. Compared to the second quarter of 1995, interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $295 thousand because of lower borrowings.

NON-INTEREST INCOME

  Non-interest income increased $6.1 million compared to the first nine months of 1994. Miscellaneous credit card income increased $3.1 million, deposit account charges and other fees increased $3.4 million and trust income increased $3.2 million. These increases were partially offset by a $1.7 million decrease in gains on securities transactions and a $2.2 million decrease in miscellaneous other income (which included a $1.9 million decrease in gains on loan and lease sales and $1.1 million in fees collected in 1994 in conjunction with the payoff of a specific loan). During the first nine months of 1995, the affiliate banks sold securities from the available for sale category for proceeds of $574.3 million and realized net gains of $306 thousand. The Parent and a non-bank subsidiary sold securities for proceeds of $11.4 million, realizing net gains of $364 thousand. During the first nine months of 1994, the affiliate banks sold securities from the available for sale category for proceeds of $585.6 million and realized net gains of $1.6 million. The Parent and a non-bank subsidiary sold equity securities for proceeds of $5.0 million and realized net gains of $793 thousand. Excluding banks acquired after January 1, 1994, total non-interest income (excluding securities gains) increased $1.3 million compared to the first nine months of 1994. Most of the above mentioned 1995 over 1994 increase in deposit account charges and other fees and trust income was due to activity at recently acquired banks.

  Compared to the third quarter of 1994, non-interest income increased $4.1 million mainly due to an increase of $1.8 million in trust income and an increase of $1.8 million in deposit account charges and other fees. Compared to the second quarter of 1995, non-interest income increased $2.3 million due to increases of $687 thousand in deposit account charges and other fees, $709 thousand in trust income and $850 thousand in miscellaneous other income.

OTHER EXPENSE

  Other expense increased $18.1 million compared to the first nine months of 1994 due to an increase of $9.2 million in salaries and employee benefits, a $3.3 million increase in supplies and communication expense, a $1.9 million increase in net occupancy expense on bank premises, and a $5.0 million increase in other operating expense. The increase in operating expense included increases in various outside fees and goodwill/core deposit premium amortization, partially offset by a decrease in charitable contribution expense and a potential contingent liability reserve established in 1994. The above net increases were partially offset by a $3.5 million decrease in F.D.I.C. insurance expense due to a decrease in the assessment rate. A portion of the above increases was due to expenses at acquired banks. Excluding the expenses of banks acquired after January 1, 1994, total other expense decreased $7.3 million in the first nine months of 1995 compared to the same period in 1994. Excluding the 1994 and 1995 acquisitions, salaries and employee benefits declined by $708 thousand with a decrease of 218 full-time equivalent employees.

  Compared to the third quarter of 1994, other expense increased $7.0 million mainly due to a $5.7 million increase in salaries and employee benefits and a $2.2 million increase in other operating expense, partially offset by a $4.2 million decrease in F.D.I.C. insurance expense. Compared to the second quarter of 1995, other expense decreased $1.6 million mainly due to decreases of $4.7 million in F.D.I.C. insurance expense and $1.6 million in expense on repossessed and foreclosed assets, partially offset by increases of $1.5 million in salaries and employee benefits and $1.3 million in marketing expense.

INCOME TAXES

  Income tax expense increased $8.1 million compared to the first nine months of 1994, increased $938 thousand compared to the third quarter of 1994 and increased $639 thousand compared to the second quarter of 1995 due to increases in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent company consist primarily of short-term investments, U.S. government and federal agency securities and equity securities, most of which are readily marketable. The fair value of these investments was $71.6 million at September 30, 1995 compared to $122.8 million at December 31, 1994. Cash requirements for bank acquisitions during the first nine months of 1995 caused most of the decrease. The Parent company liabilities totaled $61.9 million at September 30, 1995, compared to $9.9 million at December 31, 1994. This increase was mainly due to transfers of funds from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent company had no short-term borrowings from

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

affiliate banks or long-term debt at September 30, 1995. The Parent company's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale securities, which consist mainly of U.S. government and federal agency securities and CMO's and asset-backed securities. These liquid assets had a fair value of $2.65 billion at September 30, 1995, compared to $2.64 billion at December 31, 1994. The available for sale bank portfolio included an unrealized net gain of $7.7 million at September 30, 1995.

  In June, 1995, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of common stock in either the open market or privately negotiated transactions. This action began after the completion of the stock repurchase program authorized in 1994. It reflects the Company's view that the stock is undervalued and that such purchases will enhance long-term shareholder value and provide future funding for stock acquisitions and employee benefit programs. The Company acquired 351,383 such shares through September 30, 1995.

  The Company (on a consolidated basis) had an equity to asset ratio of 9.44% based on 1995 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies:

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1995          1994
                                                     ------------- -------------
                                                       (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets..........................  $6,082,967    $5,007,576
      Tier I Capital................................     772,217       720,838
      Total Capital.................................     845,749       782,410
      Tier I Capital Ratio..........................       12.69%        14.39%
      Total Capital Ratio...........................       13.90%        15.62%
      Leverage Ratio................................        8.50%         9.14%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $568.6 million at September 30, 1995, an increase of $2.8 million over December 31, 1994. Contributing to the net cash inflow were proceeds of $993.2 million realized from sales and maturities of investment securities, offset by purchases of $460.2 million. In addition, $137.9 million were generated from operating activities. Partially offsetting these net inflows were a $285.8 million net decrease in savings and demand deposits and a $365.3 million net increase in additional loans made, net of repayments.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $1.85 billion, standby letters of credit totaled $126.8 million, and commercial letters of credit totaled $30.9 million at September 30, 1995. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $158.7 million at September 30, 1995. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $3.6 million at September 30, 1995. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

                                                                      SCHEDULE 7

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                COMPARISON OF KEY RATIOS AND SELECTED BANK DATA

                                  (UNAUDITED)

COMPARISON OF KEY RATIOS

                                                                   1995   1994
                                                                   -----  -----
RATIOS--THREE MONTHS ENDED SEPTEMBER 30:
 (Based on average balance sheets):
  Return on total assets..........................................  1.19%  1.27%
  Return on realized stockholders' equity......................... 12.58  13.36
  Return on total stockholders' equity............................ 12.40  13.80
RATIOS--NINE MONTHS ENDED SEPTEMBER 30:
 (Based on average balance sheets):
  Loans and leases to deposits.................................... 68.33% 60.41%
  Non-interest bearing deposits to total deposits................. 19.77  19.54
  Equity to loans and leases...................................... 16.31  17.94
  Equity to deposits.............................................. 11.15  10.84
  Equity to total assets..........................................  9.44   9.37
  Return on total assets..........................................  1.21   1.22
  Return on realized stockholders' equity......................... 12.53  13.05
  Return on total stockholders' equity............................ 12.78  13.00

SELECTED BANK DATA*
SEPTEMBER 30, 1995

COMMERCE BANK                                                        LOANS AND
PRIMARY LOCATIONS                        SITES   ASSETS    DEPOSITS    LEASES
-----------------                        ----- ---------- ---------- ----------
                                                    (DOLLARS IN THOUSANDS)
St. Louis, MO...........................   54  $2,649,720 $2,294,654 $1,773,041
Kansas City Metro, MO/KS................   53   2,585,291  2,018,125  1,327,158
Wichita, KS.............................   21     761,535    606,344    424,188
Springfield, MO.........................   20     712,231    636,892    483,224
Peoria, IL..............................   11     493,170    431,261    261,126
Bloomington, IL.........................   12     454,306    313,950    237,845
Columbia, MO............................   15     368,684    337,519    280,699
St. Joseph, MO..........................    3     321,642    272,318    195,773
Poplar Bluff, MO........................    7     233,288    210,242    151,990
Joplin, MO..............................    7     147,600    133,269     97,561
Manhattan, KS...........................    5     145,634    122,291     69,591
Hays, KS................................    3     101,175     91,382     41,722
Lebanon, MO.............................    3     100,403     91,914     53,920
Hannibal, MO............................    2      86,788     70,730     46,419
Cassville, MO...........................    3      80,649     73,698     41,354
Lawrence, KS............................    6      66,540     60,597     38,124
Omaha, NE...............................    1       4,182      1,200      3,296

--------
   *Balances have not been reduced for inter-company activity.

OTHER OPERATING SUBSIDIARIES

  CBI Insurance Company
  CFB Venture Fund I, Inc.
  Commerce Property and Casualty Agency, Inc.
  Mid-America Financial Corp.
  Commerce Mortgage Corp.