Form 10-K405
period 1995-12-31
COMMERCE BANCSHARES INC /MO/
filed 1996-03-08
CIK 22356

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1995         Commission File No. 0-2989

                           COMMERCE BANCSHARES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MISSOURI                                   43-0889454
    (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)

                      1000 WALNUT, KANSAS CITY, MO 64106
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (816) 234-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           $5 PAR VALUE COMMON STOCK
                                (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]      No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    ___X___

  As of January 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,240,000,000.

  As of January 31, 1996, there were 36,805,139 shares of Registrant's $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement with respect to the annual meeting of shareholders to be held on April 17, 1996, are incorporated in Part III.

===============================================================================

                               TABLE OF CONTENTS

ITEM                                                                                         PAGE
====                                                                                         ====
                                    PART I
 1.  Business  .....................................................................            3
 2.  Properties.....................................................................            4
 3.  Legal Proceedings..............................................................            5
 4.  Submission of Matters to a Vote of Security Holders............................            5

                                    PART II

 5.  Market for the Registrant's Common Equity and Related Security Holder Matters..            6
 6.  Selected Financial Data........................................................            6
 7.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations.....................................................................            6
 8.  Financial Statements and Supplementary Data....................................            7
 9.  Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosures....................................................................            7

                                    PART III

10.  Directors and Executive Officers of the Registrant.............................            7
11.  Executive Compensation.........................................................            7
12.  Security Ownership of Certain Beneficial Owners and Management.................            7
13.  Certain Relationships and Related Transactions.................................            7

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............            7
Signatures..........................................................................           10
Financial Information...............................................................   Appendix A

                                     PART I

ITEM 1. BUSINESS

  Commerce Bancshares, Inc. (the "Company"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns or controls substantially all of the outstanding capital stock of nine national banking associations located in Missouri, one state bank and one national banking association located in Illinois, one state bank and three national banking associations in Kansas, and a credit card bank which is located in Nebraska and is limited in its activities to the issuance of credit cards. The Company also owns directly several non-banking subsidiaries which are engaged in owning real estate and leasing the same to the Company's banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (all such insurance relating to extensions of credit made by the banking subsidiaries), providing venture capital through both a small business investment corporation as well as a venture capital limited partnership, (in which the Company has a 50% interest and which is managed by the Company), and mortgage banking. The Company also owns second tier holding companies which are the direct owners of several of the above mentioned banks. The results of operations of each of the non-banking subsidiaries of the Company are insignificant and do not materially affect the results of operation of the Company.

  As reflected on pages A-4 through A-7 of Appendix A, attached hereto, the loan portfolio of the Company is well diversified. It does, however, contain certain risks as discussed on pages A-7 and A-8. The Company is operating in a multi-state environment that consists of a profitable blend of commercial, real estate, and consumer lending activities.

  Based on deposits, loans and assets of the banking subsidiaries at the close of 1995, the Company was the third largest multi-bank holding company headquartered in the State of Missouri. The banking subsidiaries of the Company which are located in Missouri (which comprise 79.4% of the banking assets of the Company) compete with approximately 500 Missouri banks together with savings and loans and other financial institutions. The Illinois and Kansas subsidiary banks meet the same or similar competition in their markets where over 900 Illinois banks and over 500 Kansas banks operate. In addition, the three states are served by numerous savings associations, credit unions, finance companies, and other financial intermediaries offering similar products to the customer base.

  Missouri, being centrally located in the United States, provides a natural site for production and distribution facilities and also serves as a transportation hub. The economy is well-diversified with many major industries represented, such as automobile manufacturing, aircraft manufacturing, food production and agricultural production together with related industries. Missouri has a relatively balanced real estate market and the Missouri unemployment rate is generally at or below the national average. There are no significant economic problems in general for the communities served by the Company. The adjacent states of Kansas and Illinois share many of the same characteristics in the communities being served and their local economies are generally stable and not abnormally weakened by the national economy.

  In the banking industry, Missouri is unique with two Federal Reserve Banks, located in St. Louis and Kansas City, which results in operating efficiencies for the subsidiary banks and their customers. In addition, the banking subsidiaries in Illinois are members of the Federal Reserve Bank of Chicago which provides additional flexibility to the operations area.

  The banking subsidiaries compete with other financial institutions engaged in the business of making loans or accepting deposit accounts, such as savings and loan associations, insurance companies, small loan companies, credit unions, finance companies, and other banking intermediaries, some or all of which may be located in the communities where the Company's banking subsidiaries are located. Such competition is based primarily on rates and quality of service provided.

  The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System. The subsidiary banks of the Company (except Commerce Bank, Lawrence, KS and Commerce Bank, Bloomington, IL) are all national banking associations and as such are primarily regulated by the Comptroller of the Currency. The two state banks are regulated by state banking authorities and the FDIC.

  As discussed on pages A-1, A-2 and A-40 of Appendix A, attached hereto, the Company completed several acquisitions of banks in Missouri, Illinois and Kansas during 1995. They allowed the Company to enter several new markets (Bloomington and Chillicothe, IL; Kennett, MO; and Wichita, KS). The Company also opened several new full service branches and ATM locations in an ongoing effort to service the customer base.

  The Company also effected the merger of several bank charters in an effort to improve customer service and minimize operating overhead. Commerce Bank, N.A. (Leavenworth, KS) and Commerce Bank, N.A. (Kansas City, MO) were merged into Commerce Bank, N.A. (Kansas City, KS). The main location of the surviving bank was changed to Kansas City, MO. Commerce Bank (El Dorado, KS) along with its wholly-owned subsidiary, ADC, Inc., was merged into Commerce Bank, N.A. (Wichita, KS). ADC, Inc. was subsequently liquidated. Commerce Bank, N.A. (Clayton, MO) was merged into Commerce Bank, N.A. (Poplar Bluff, MO) and the main location of the surviving bank was changed to Clayton, MO. Incidental to certain of the above transactions, selected second-tier holding companies were dissolved. Additional mergers of banks owned by the Company are expected.

  The Company and its subsidiaries employed 4,437 persons on a full-time basis and 704 persons on a part-time basis at December 31, 1995.

  The information required under the caption "Statistical Disclosure by Bank Holding Companies" is included in the "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the "Notes to Financial Statements" sections of Appendix A, attached hereto. The following schedule reflects the page number of Appendix A where the various captioned information is shown.

                                                                                                APPENDIX
                                                                                                  PAGE
                                                                                                ========
    I.  Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and
        Interest Differential                                                               A-12 through A-20
   II.  Investment Portfolio                                                                  A-10 and A-11,
                                                                                              A-33 and A-34
  III.  Loan Portfolio
          Types of Loans                                                                           A-4
          Maturities and Sensitivities of Loans to Changes in Interest Rates                   A-3 and A-4
          Risk Elements                                                                        A-7 and A-8
   IV.  Summary of Loan Loss Experience                                                      A-8 through A-10
    V.  Deposits                                                                          A-3, A-12 through A-14
   VI.  Return on Equity and Assets                                                                A-1
  VII.  Short-Term Borrowings                                                                      A-34

ITEM 2. PROPERTIES

  At December 31, 1995, Commerce Bank, N.A. (Kansas City, MO), through its wholly-owned subsidiary, CB Building Corp. (CB Building) owned the Commerce Trust Building, a 15-story office building located in downtown Kansas City, Missouri, which was constructed in 1906 and contains net rentable space of approximately 205,000 square feet. The building is presently 83% occupied. The bank occupies approximately 48% of the total available space. CB Building also owns the Commerce Bank Building, an 18-story office building in downtown Kansas City, Missouri, which was opened in mid-1986 and has net rentable space of approximately 384,000 square feet. The Company and Commerce Bank, N.A., presently occupy approximately 32% of the net rentable space and the building is presently 95% leased. In addition, CB Building also owns parking garage facilities adjacent to the Commerce Trust Building and the Commerce Bank Building.

  Another subsidiary of the Company, Mid-America Financial Corp., through its wholly-owned subsidiary, Delaware Redevelopment Corporation, owns the Executive Plaza Building, a 9-story office building in Kansas City, Missouri, which opened for occupancy in early 1974 and has net rentable space of approximately 180,000 square feet. The building is 100% leased and the bank occupies approximately 85% of the available space.

  The main banking offices of Commerce Bank, N.A. (Clayton, MO), are in a 15-story office building owned by a subsidiary of the bank and located in Clayton, Missouri, in the St. Louis, Missouri area. The bank occupies approximately 167,000 square feet of the 197,000 net rentable square footage in the building and the building is presently 99% leased.

  The main banking offices of Commerce Bank, N.A. (Peoria) are in a 17-story office building owned by the bank and located in downtown Peoria, Illinois. The building is presently 91% leased with the bank occupying approximately 32% of the 224,000 net rentable square footage.

  The main banking offices of Commerce Bank, N.A. (Wichita) are in a 10-story office building owned by its wholly-owned subsidiary, Union Center, Inc., and is located in downtown Wichita, Kansas. The building is presently 60% leased with the bank occupying approximately 42% of the 191,000 net rentable square footage.

  The main offices of the other subsidiary banks of the Company are owned by the respective bank with the exception of Commerce Bank of Omaha, N.A., which leases its main office. Additionally, an insignificant number of branch locations are located in leased premises.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this item is set forth under the caption "Commitments and Contingencies" on page A-45 of Appendix A, attached hereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an executive officer.

     NAME AND AGE                          POSITIONS WITH REGISTRANT
     ============                          =========================
Jeffery D. Aberdeen, 42........  Controller of the Company since December, 1995.
                                 Assistant Controller of the Company and
                                 Controller of Commerce Bank, N.A. (Kansas City,
                                 MO), a subsidiary of the Company, prior
                                 thereto.

John O. Brown, 62..............  Vice Chairman of the Company and Commerce Bank,
                                 N.A. (Kansas City, MO) since February, 1995.
                                 Chairman of the Board of Commerce Bank, N.A.
                                 (Kansas City, MO) prior thereto.

Kenneth L. Carter, 53..........  President and Chief Executive Officer of
                                 Commerce Bank, N.A. (Springfield, MO), a subsidiary of the Company.

A. Bayard Clark, 50............  Chief Financial Officer of the Company since
                                 December, 1995. Executive Vice President of the Company prior thereto.

   NAME AND AGE                           POSITIONS WITH REGISTRANT
   ============                           =========================

David W. Kemper, 45............  Chairman of the Board of Directors of the
                                 Company since November, 1991, Chief Executive Officer of the Company since June, 1986, and President of the Company since April, 1982. Chairman of the Board and Chief Executive Officer of Commerce Bank, N.A. (Clayton, MO), a subsidiary of the Company, since January, 1985. He is the son of James M. Kemper, Jr. (a Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 42.........  Vice Chairman of the Company since November,
                                 1991. Chairman of the Board and Chief Executive Officer of Commerce Bank, N.A. (Kansas City,
                                 MO) since February, 1995. President and Chief Executive Officer of Commerce Bank, N.A. (Kansas City, MO) prior thereto. He is the son of James M. Kemper, Jr. (a Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.

Charles G. Kim, 35.............  Executive Vice President of the Company since
                                 April, 1995. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO) from April, 1993. Vice President of Commerce Bank, N.A. (Clayton, MO) prior thereto.

David D. Kling, 49.............  Executive Vice President of the Company.

Seth M. Leadbeater, 45.........  President of Commerce Bank, N.A. (Clayton, MO)
                                 since October, 1992. Prior thereto, he was Executive Vice President of Commerce Bank, N.A. (Clayton, MO) from April, 1991. Executive Vice President of Commerce Bank, N.A. (Kansas City,
                                 MO) prior thereto.

Peter F. Mackie, 55............  Vice President of the Company and Executive
                                 Vice President of Commerce Bank, N.A. (Clayton,
                                 MO).

Robert C. Matthews, Jr., 48....  Executive Vice President of the Company.

Michael J. Petrie, 39..........  Senior Vice President of the Company since
                                 April, 1995. Prior thereto, he was Vice
                                 President of the Company from April, 1993.
                                 Prior thereto, he was Vice President of
                                 Commerce Bank, N.A. (Kansas City, MO).

William A. Sullins, Jr., 57....  Vice Chairman of the Company since August,
                                 1992. Vice Chairman of Commerce Bank, N.A.
                                 (Clayton, MO) prior thereto.

William G. Watson, 47..........  Chairman of the Board and Chief Executive
                                 Officer of Commerce Bank, N.A. (Wichita, KS), a subsidiary of the Company, since April, 1995. President and Chief Executive Officer of Union Bancshares, Inc. prior thereto.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

  The information required by this item is set forth on page A of Appendix A, attached hereto.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item is set forth on page A-1 of Appendix A, attached hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth on pages A-1 through A-25 of Appendix A, attached hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is set forth on pages A-26 through A-48 of Appendix A, attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Items 401 and 405 of Regulation S-K regarding executive officers is included in Part I--Item 4 of this Form 10-K under the caption "Executive Officers of the Registrant" and the caption "Election of Directors" in the definitive proxy statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K regarding executive compensation is included under the captions "Executive Compensation", "Retirement Benefits", "Compensation Committee Report on Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is covered under the caption "Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management" in the definitive proxy statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 404 of Regulation S-K is covered under the caption "Election of Directors" in the definitive proxy statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

     (1) Financial Statements--The Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity, Notes to Financial Statements and Summary of Quarterly Statements of Income, all for the years ended or as of December 31, 1995, 1994 and 1993, are included in Appendix A, attached hereto.

     (2) Financial Statement Schedules--All schedules are omitted as such information is inapplicable or is included in the financial statements.

     (3) Exhibits--The following exhibits, numbered as prescribed, of previously filed information (except where indicated as included herein) are hereby incorporated by reference.

     3--Articles of Incorporation and By-Laws:

        (a) Restated Articles of Incorporation as filed with the Secretary of State of Missouri on October 8, 1986, were filed in annual report on Form 10-K dated March 30, 1987, and the same are hereby incorporated by reference.

        (b) First Amendment to Restated Articles of Incorporation was filed in quarterly report on Form 10-Q for the period ended June 30, 1987 and dated July 30, 1987, and the same is hereby incorporated by reference.

        (c) Second Amendment to Restated Articles of Incorporation was filed in annual report on Form 10-K dated March 22, 1990, and the same is hereby incorporated by reference.

        (d) By-Laws as currently amended were filed in annual report on Form 10-K dated March 6, 1992, and the same are hereby incorporated by reference.

        (e) Amendment to Restated Articles of Incorporation to increase authorized shares to 60,000,000 shares with a par value of $5.00 was reported on Form 10-Q dated August 6, 1993, and the same is hereby incorporated by reference.

     4--Instruments defining the rights of security holders, including indentures:

        (a) Pursuant to paragraph 4(iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.

        (b) Shareholder Rights Plan contained in a Rights Agreement dated
     August 23, 1988, between Registrant and Morgan Shareholder Services Trust Company (now First Chicago Trust Company of New York) was filed on Form 8-K dated August 23, 1988, and the same is hereby incorporated by reference.

     10--Material Contracts:

        (a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan-- Amendment and Restatement of December 3, 1993, was filed in quarterly report on Form 10-Q dated August 5, 1994, and the same is hereby incorporated by reference.

        (b) Copy of Commerce Bancshares, Inc. Incentive Stock Option Plan as adopted on April 16, 1986, was filed in annual report on Form 10-K dated March 30, 1987, and the same is hereby incorporated by reference.

        (c) Copy of Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan, and now captioned the Commerce Bancshares, Inc. 1996 Non-Qualified Stock Option Plan, as amended and restated in its entirety on April 19, 1995, was filed in quarterly report on Form 10-Q dated August 9, 1995, and the same is hereby incorporated by reference.

        (d) Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors dated July 1, 1989 was filed on Form 10-Q for the quarterly period ended June 30, 1989, and the same is hereby incorporated by reference.

        (e) Copy of Security Agreement with respect to Directors and Officers Liability was filed in quarterly report on Form 10-Q dated July 30, 1986, and the same is hereby incorporated by reference.

        (f) Copy of Supplemental Retirement Income Plan established by Commerce Bancshares, Inc. for James M. Kemper, Jr. was filed in annual report on Form 10-K dated March 6, 1992, and the same is hereby incorporated by reference.

        (g) Copy of Agreement between Commerce Bancshares, Inc. and James M. Kemper, Jr. relating to the provision of consulting and other services by James M. Kemper, Jr. for Commerce Bancshares, Inc. was filed in annual report on Form 10-K dated March 6, 1992, and the same is hereby incorporated by reference.

        (h) Copy of 1996 Incentive Stock Option Plan was filed in quarterly report on Form 10-Q dated August 9, 1995, and the same is hereby incorporated by reference.

        (i) Commerce Executive Retirement Plan--included herein.

     21--Subsidiaries of the Registrant--included herein

     23--Independent Accountants' Consent--included herein

     24--Powers of Attorney (in the following form):

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that the undersigned does hereby appoint J. Daniel Stinnett and Jeffery D. Aberdeen, or either of them, attorney for the undersigned to sign the Annual Report on Form 10-K of Commerce Bancshares, Inc., for the fiscal year ended December 31, 1995, together with any and all amendments which might be required from time to time with respect thereto, to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, with respect to Commerce Bancshares, Inc., with full power and authority in either of said attorneys to do and perform in the name of and on behalf of the undersigned every act whatsoever necessary or desirable to be done in the premises as fully and to all intents and purposes as the undersigned might or could do in person.

  IN WITNESS WHEREOF, the undersigned has executed these presents this 9th day of February, 1996.

  Signed by the following directors:

  Messrs. Giorgio Balzer; Fred L. Brown; James B. Hebenstreit; David W. Kemper; James M. Kemper, Jr.; Terry O. Meek; Benjamin F. Rassieur, Jr.; John H. Robinson, Jr.; L. W. Stolzer; and Andrew C. Taylor.

     27--Financial Data Schedule

  (b) Reports on Form 8-K:

     No report on Form 8-K was filed during the last quarter of 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED THIS 8TH DAY OF MARCH, 1996.

                                       Commerce Bancshares, Inc.

                                       By:
                                          s/J. Daniel Stinnett
                                          -------------------------------------
                                          J. Daniel Stinnett
                                          Vice President and Secretary

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 8TH DAY OF MARCH, 1996.

                                          s/Jeffery D. Aberdeen
                                          -------------------------------------
                                          Jeffery D. Aberdeen
                                          Controller
                                          (Chief Accounting Officer)

                                          s/A. Bayard Clark
                                          -------------------------------------
                                          A. Bayard Clark
                                          Chief Financial Officer

David W. Kemper
 (Chief Executive Officer)
Giorgio Balzer
Fred L. Brown
James B. Hebenstreit
James M. Kemper, Jr.                      A majority of the
Terry O. Meek                             Board of Directors*
Benjamin F. Rassieur, Jr.
John H. Robinson, Jr.
L. W. Stolzer
Andrew C. Taylor
--------------
*David W. Kemper, Director and Chief Executive Officer, and the other Directors of Registrant listed, executed a power of attorney authorizing J. Daniel Stinnett, their attorney-in-fact, to sign this report on their behalf.

                                                  s/J. Daniel Stinnett
                                          -------------------------------------
                                          J. Daniel Stinnett, Attorney-in-Fact

COMMERCE BANCSHARES, INC.


INDEX TO APPENDIX A
Containing all Financial Information and Supplementary Data

                                                                                    PAGES
                                                                                    -----
Common Stock Data                                                                   Below

Management's Discussion and Analysis of Financial Condition and Results of
  Operations--Including Key Ratios and Five Year Summary of Selected
  Financial Data                                                              A-1 through A-25

Statement of Management's Responsibility                                            A-26

Independent Auditors' Report                                                        A-26

Summary of Significant Accounting Policies                                          A-27

Consolidated Financial Statements:
  Balance Sheets                                                                    A-28
  Statements of Income                                                              A-29
  Statements of Cash Flows                                                          A-30
  Statements of Stockholders' Equity                                                A-31

Notes to Financial Statements--Including Parent Company Condensed
  Financial Statements                                                        A-32 through A-47

Summary of Quarterly Statements of Income                                           A-48

------------------------------------------------------------------------------------------------

COMMON STOCK DATA
Commerce Bancshares, Inc. (Parent)

The following table sets forth the high and low prices for the Company's common stock (CBSH) and cash dividends paid for the periods indicated (restated for the 1995 stock dividend).

                                        Cash
1995                High     Low      Dividends
-----------------------------------------------
First Quarter     $29.29    $25.71     $.171
Second Quarter     30.71     28.81      .171
Third Quarter      37.98     28.81      .171
Fourth Quarter     38.25     35.48      .171

1994
-----------------------------------------------
First Quarter     $29.71    $25.40     $.136
Second Quarter     29.59     26.53      .154
Third Quarter      30.39     26.76      .154
Fourth Quarter     29.25     25.71      .154

1993
-----------------------------------------------
First Quarter     $29.78    $26.91     $.121
Second Quarter     30.23     24.49      .136
Third Quarter      28.57     24.94      .136
Fourth Quarter     29.93     24.72      .136

Commerce Bancshares, Inc. common shares are publicly traded in the over-the-counter market on the NASDAQ National Market System. Prices reflected in the table above are last-sale prices and represent actual transactions. The Company had 5,941 shareholders of record as of December 31, 1995.

A

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


KEY RATIOS

The table below summarizes various key ratios for the last five years. The 1995 and 1994 equity ratios include the SFAS 115 adjustment for unrealized gains and losses on available for sale investment securities.

-----------------------------------------------------------------------------------------------------------------------
                                                          1995         1994         1993         1992         1991
-----------------------------------------------------------------------------------------------------------------------
Ratios (based on average balance sheets):
  Loans and leases to deposits                              68.28%       61.07%       58.08%       57.71%       58.89%
  Non-interest bearing deposits to total deposits           19.81        19.60        19.72        18.63        17.49
  Equity to total assets                                     9.48         9.30         8.75         8.04         7.49
  Return on total assets                                     1.21         1.21         1.14         1.04          .93
  Return on stockholders' equity                            12.72        13.05        12.99        12.88        12.43
  Net yield on interest earning assets (on a
    tax equivalent basis)                                    4.50         4.46         4.22         4.06         3.93
Cash dividend payout ratio                                  24.07        22.07        21.28        21.58        23.66
Efficiency ratio                                            62.60        65.10        64.58        65.35        65.00
=======================================================================================================================
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                     1995         1994         1993         1992         1991
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                    $  355,745   $  314,617   $  284,524   $  247,708   $  222,650
Non-interest income                                       133,150      121,028      121,423      108,607       85,100
Net income                                                107,640       96,111       86,894       71,655       59,776
Net income per common and common
  equivalent share*                                          2.85         2.72         2.49         2.21         1.92
Total assets                                            9,573,951    8,035,574    8,047,413    7,541,613    6,765,413
Long-term debt                                             14,562        6,487        6,894        7,267       38,106
Dividends per common share*                                  .686         .599         .529         .478         .454
=======================================================================================================================

*Restated for 5% stock dividend distributed in December 1995

Consolidated net income for 1995 was $107.6 million compared to $96.1 million in 1994 and $86.9 million in 1993. Compared to 1994, net interest income increased $41.1 million and non-interest income increased $12.1 million. These increases were partially offset by increases of $23.4 million in other expense, $9.5 million in income taxes and $8.8 million in the provision for loan losses. In addition, four acquisitions completed in 1995 contributed $6.4 million to net income. The Company also benefited in 1995 from a significant refund and reduction in FDIC insurance expense. The 1994 increase over 1993 was largely due to a $30.1 million increase in net interest income and a $5.5 million decrease in the provision for loan losses, partially offset by a $24.8 million increase in other expense. Compared to 1992, net interest income increased $36.8 million, non-interest income increased $12.8 million and the provision for loan losses decreased $7.8 million. These increases to net income were partially offset by increases of $31.9 million in other expense and $10.3 million in income taxes.

The Company's acquisition history for the past three years is summarized below:

                                                          Date of Acquisition    Asset Size
--------------------------------------------------------------------------------------------
Five bank charters                                            during 1993       $431 million
Five bank charters                                            during 1994        376 million
Cotton Exchange Bank (Kennett, Missouri)                           3/1/95         63 million
The Peoples Bank (Bloomington, Illinois)                           3/1/95        444 million
Union National Bank (Wichita, Kansas)                             4/17/95        673 million
Chillicothe State Bank (Chillicothe, Illinois)                     5/1/95         24 million
============================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Acquisitions during 1993 required common stock valued at $63.3 million and cash of $1.2 million. Acquisitions during 1994 required treasury stock valued at $44.5 million, newly issued common stock valued at $3.5 million and $2.7 million in cash. Acquisitions during 1995 required treasury stock valued at $12.0 million, newly issued common stock valued at $75.7 million and cash of $94.1 million. On a pro forma basis, including consideration of the opportunity cost from the funds used, the 1995 acquisitions would have lowered earnings per share by $.14 for 1995, as presented in the financial statements note on Acquisitions. Certain of these transactions have been recorded using the pooling of interests method of accounting. However, prior year financial results have not been restated for these poolings because those restated amounts do not differ materially from the Company's historical operating results.

In April 1993, the Board of Directors declared a three for two stock split effected in the form of a stock dividend. Certificates evidencing the dividend were distributed to stockholders in May 1993. On December 2, 1994, the Board declared a 5% stock dividend which was distributed on December 29, 1994. On October 6, 1995, the Board declared a 5% stock dividend which was distributed on December 15, 1995. All per share data in this report has been restated to reflect the 1995 stock dividend.

More specific comments on these and various other aspects of the Company's operations and financial condition are discussed below:

INTEREST RATE SENSITIVITY

The Company's Asset/Liability Management Committee monitors the interest rate sensitivity of the Company's balance sheet on a monthly basis. The Company's policy is to minimize the impact of changing rates on net interest income by maintaining a reasonable balance of rate sensitive assets and liabilities. The Company continually reviews the repricing characteristics of its assets and liabilities and the rates paid and charged for deposits and loans. Deposit rates are reviewed at least weekly and loan rates are monitored closely, particularly on larger commercial relationships.

Interest rate risk is evaluated using various tools, including interest sensitivity analysis and simulation techniques. The following schedule presents the Company's interest sensitivity analysis as of December 31, 1995 and identifies the repricing characteristics of the balance sheet and resulting difference between assets and liabilities repricing within selected time intervals. In this analysis the interest sensitivity position is balanced when an equal amount of assets and liabilities reprice during a given time interval. Excess assets or liabilities repricing in a given time period result in the "Interest sensitivity GAP" shown at the bottom of the schedule. A positive gap indicates that more assets than liabilities will reprice in a given time period, while a negative gap indicates that more liabilities will reprice.

The schedule indicates that the Company is liability sensitive in time intervals of less than one year and means that interest bearing liabilities can reprice faster than earning assets. This would indicate that the net interest margin should improve when interest rates decline and decline when interest rates increase.

While this interest sensitivity analysis is a widely used measure of interest rate risk, it provides an incomplete picture of the sensitivity position of the Company and should be used only in conjunction with other factors of financial performance. During 1994, as the federal funds and prime rates increased, rates on retail deposits, especially non-maturity accounts, tended to rise much more slowly due to lower funding demands and produced increases to the Company's net interest margin. When demand for funds increased during 1995, deposit rates increased even though overall prime and federal funds rates were declining, thus causing downward pressure on the net interest margin. Accordingly, even though the interest sensitivity analysis may be used as an indication of interest margin direction and interest rate risk, it does not factor in all the variables necessary to evaluate true interest rate risk.

For these reasons, the Company also evaluates its interest rate risk position using simulation models and other evaluation tools to monitor and manage its balance sheet and related earnings potential. The Company has set policy limits of interest rate risk to be assumed in the normal course of business and continually prepares simulation models to monitor such limits. The Company has been successful in meeting the interest rate sensitivity objectives set forth in its policy and has been well within the policy limits all year.

The Company does not use off-balance-sheet derivative products to a significant degree, but rather uses traditional methods of managing its assets and liabilities while maintaining its normal high credit standards. Management believes the Company is appropriately positioned for future interest rate movements.

The following is an analysis of sensitivity gaps of interest earning assets and interest bearing liabilities:


REPRICING AND INTEREST RATE SENSITIVITY ANALYSIS
December 31, 1995

                                                1-3         4-6          7-12        2-5      Over 5
(In thousands)                                 Months      Months       Months      Years     Years      Total
------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans and leases                         $ 2,804,242   $ 258,646   $  842,296  $1,178,474  $234,155  $5,317,813
  Investment securities                         39,248      50,750      310,667   1,779,902   414,186   2,594,753
  Federal funds sold and securities
    purchased under agreements to resell       523,302          --           --          --        --     523,302
------------------------------------------------------------------------------------------------------------------
Total interest earning assets                3,366,792     309,396    1,152,963   2,958,376   648,341   8,435,868
------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
  Time & C.D.'s under $100,000                 609,318     513,967      500,194     609,431    20,480   2,253,390
  Time & C.D.'s $100,000 & over                 63,770      52,422       62,453      39,240     1,066     218,951
  Interest bearing demand & savings          3,891,801          --           --          --        --   3,891,801
  Federal funds purchased and securities
    sold under agreements to repurchase        362,903          --           --          --        --     362,903
  Long-term debt and other borrowings              121         119          244      10,853     3,225      14,562
------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           4,927,913     566,508      562,891     659,524    24,771   6,741,607
------------------------------------------------------------------------------------------------------------------
Interest sensitivity GAP                   $(1,561,121)  $(257,112)  $  590,072  $2,298,852  $623,570  $1,694,261
==================================================================================================================

INTEREST INCOME AND EARNING ASSETS

Average interest earning assets in 1995 were $8.01 billion compared to $7.12 billion in 1994 and $6.81 billion in 1993. Loans represented 64% of average interest earning assets in 1995, investment securities represented 33% and short-term federal funds sold and securities purchased under agreements to resell represented 3%. Tax equivalent interest income was $636.0 million in 1995, $503.3 million in 1994 and $463.3 million in 1993. In 1995 compared to 1994, tax equivalent interest income increased $132.8 million due mainly to increases in average balances invested in loans and the average tax equivalent rates earned on loans. Average balances invested in business and personal banking loans increased $311.3 million, or 22.4%, and $245.3 million, or 24.2%, respectively. Excluding balances of banks acquired in 1994 and 1995, business and personal banking loan average balances increased 13.2% and 10.7%, respectively. Average tax equivalent rates earned on business and personal banking loans increased 121 and 82 basis points, respectively. Compared to 1993, 1994 tax equivalent interest income increased $40.0 million, mainly due to a $344.2 million increase in total average loans and a 77 basis point increase in the average rate earned on business loans. Compared to 1992, tax equivalent interest income increased $10.1 million, mainly due to an increase of $361.5 million in the average balances invested in loans and $426.3 million in investment securities. Partially offsetting these effects were tax equivalent rate

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

decreases of 75 basis points in loans and 44 basis points in investment securities. The average tax equivalent rate on interest earning assets was 7.94% in 1995, 7.07% in 1994 and 6.80% in 1993.

LOAN PORTFOLIO ANALYSIS

A breakdown of average balances invested in each category of loans appears on page A-12. Classifications of consolidated loans by major category at December 31 for each of the past five years are as follows:

                                                        Balance at December 31
--------------------------------------------------------------------------------------------------
(In thousands)                            1995        1994        1993        1992        1991
--------------------------------------------------------------------------------------------------
Business                               $1,716,080  $1,393,979  $1,380,452  $1,221,525  $1,109,353
Real estate--construction                 168,031     127,948      90,102     123,955     107,740
Real estate--business                     695,558     586,769     533,467     453,226     389,940
Real estate--personal                     983,249     813,134     734,771     666,074     573,422
Consumer                                1,258,809   1,120,366     917,683     885,998     848,751
Credit card                               496,086     390,466     367,600     336,637     298,921
--------------------------------------------------------------------------------------------------
Total loans, net of unearned income    $5,317,813  $4,432,662  $4,024,075  $3,687,415  $3,328,127
==================================================================================================


The contractual maturities of loan categories at December 31, 1995, and a breakdown of those loans between predetermined rate and floating rate loans are as follows:

                                                              Principal Payments Due
--------------------------------------------------------------------------------------------------
                                                       In         After One    After
                                                    One Year    Year Through    Five
(In thousands)                                       or Less     Five Years    Years      Total
--------------------------------------------------------------------------------------------------
Business                                           $1,227,959    $  454,651  $ 33,470  $1,716,080
Real estate--construction                             119,047        33,300    15,684     168,031
Real estate--business                                 263,886       357,350    74,322     695,558
Real estate--personal                                  98,158       229,827   655,264     983,249
--------------------------------------------------------------------------------------------------
Total                                              $1,709,050    $1,075,128  $778,740   3,562,918
==================================================================================================
Consumer (1)                                                                            1,258,809
Credit card (2)                                                                           496,086
--------------------------------------------------------------------------------------------------
Total loans, net of unearned income                                                    $5,317,813
==================================================================================================
Loans with predetermined rate                      $  762,647    $  458,374  $218,629  $1,439,650
Loans with floating rate                              946,403       616,754   560,111   2,123,268
--------------------------------------------------------------------------------------------------
Total                                              $1,709,050    $1,075,128  $778,740  $3,562,918
==================================================================================================

(1) Consumer loans with floating rate totaled $517,349.

(2) Credit card loans with floating rate totaled $414,279.


The loan and lease portfolio has grown significantly over the past three years, and the ratio of average loans outstanding to total deposits has grown from 58.1% in 1993 to 61.1% in 1994 and to 68.3% in 1995. Loans and leases constituted 63.0% of total earning assets at December 31, 1995. Stronger loan growth in major markets, accompanied by the impact of acquisitions in Bloomington, Illinois, and Wichita, Kansas, exceeded overall deposit growth and contributed to the increase in the ratio of average loans to total deposits. While it is management's goal to deploy a larger portion of deposits in higher yielding loan assets, this strategy is tempered in the current economic and competitive environment. A stronger loan demand in 1995, coupled with improved earnings and capitalization of the banking industry, has led to intense competition for loan assets. Consolidations within the banking industry, coupled with excess lending capacity and the demand for greater earnings, continue to encourage less stringent underwriting standards, lower rates and longer term fixed rate pricing options, and more liberal offering terms and conditions. Given management's longer term commitment to asset quality and its strategy to minimize the impact of changes in interest rate levels on net interest income, the loan portfolio has exhibited moderate levels of internal growth in 1995.

Growth in the loan and lease portfolio has been impacted by the purchase of new affiliate banks, along with aggressive solicitation of small and middle-market companies within our primary trade territories. Loan balances of approximately $680 million were acquired through bank acquisitions during 1995. The Company currently generates approximately 34.8% of its loan and lease portfolio from its St. Louis subsidiary bank and 23.7% from its Kansas City subsidiary bank. The portfolio is diversified from a commercial and retail standpoint, with 48.5% in loans to business and 51.5% in loans to individual consumers. Such a balanced approach to loan portfolio management and an aversion toward credit concentrations, from an industry, geographic and product perspective, have enabled the Company to avoid problem loan levels and loan losses that characterized the banking industry in the early 1990s.

BUSINESS LOANS - This group of loans (totaling $1.72 billion and 32.3% of total loans at year end) is comprised primarily of loans to customers in the regional trade area of the bank subsidiaries in the central Midwest, encompassing the states of Missouri, Kansas, Illinois and adjacent Midwestern markets. The bank subsidiaries generally do not participate in credits of large, publicly traded companies unless operations are maintained in the local communities or regional markets. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management's strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. There were net loan charge-offs in this category, as shown on page A-10, of $1.8 million in 1995 compared to net recoveries of $29 thousand in 1994 and net charge-offs of $168 thousand in 1993. Such losses continue to be below industry averages. Continued growth in business loans will be based upon strong solicitation efforts in a highly competitive market environment for quality loans. Asset quality is, in part, a function of management's consistent application of conservative underwriting standards. Therefore, portfolio growth in 1996 is dependent upon the strength of the economy, the actions of the Federal Reserve with regard to targets for economic growth and inflationary tendencies, and the competitive environment as previously described.

On the basis of average balances, business loans for 1995 increased 22.4% over 1994 levels, which increased 8.7% over 1993 levels. Excluding loan balances of banks acquired after January 1, 1994, average business loans increased 13.2% in 1995 compared to 1994. Non-accrual business loans increased to $9.9 million (.6% of business loans) at December 31, 1995 compared to $5.2 million (.4% of business loans) at December 31, 1994, and $6.3 million (.5% of business loans) at December 31, 1993.

REAL ESTATE-CONSTRUCTION - The portfolio of loans in this category amounted to $168.0 million at December 31, 1995 compared to $127.9 million at year end 1994 and $90.1 million at year end 1993. Such loans represented 3.2% of total loans at December 31, 1995. Non-accrual loans in this category were $304 thousand at year end 1995, $52 thousand at year end 1994 and none at year end 1993. Management continues to maintain relatively low exposure in this category. The portfolio consists of residential construction, commercial construction, and land development loans, predominantly in the local markets of the Company's banking subsidiaries. Commercial construction loans are for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, strip shopping centers, and other commercial properties. Exposure to larger speculative office and rental space is minimal. Residential construction and land development loans are primarily located in Kansas City and

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

St. Louis metropolitan areas. The Company experienced no loan losses in 1995 compared to net recoveries of $3 thousand in 1994 and $496 thousand in 1993. Management is not aware of any significant adverse exposure in this category.

REAL ESTATE-BUSINESS - This category includes mortgage loans secured by commercial properties which are primarily located in the local and regional trade territories of the customers of the affiliate banks. At December 31, 1995, there were $695.6 million in balances outstanding secured by commercial properties, which was 13.1% of total loans. Excluding loan balances of banks acquired after January 1, 1994, average business real estate loans increased 10.0% in 1995 over 1994. Non-accrual balances have increased in 1995 to $3.4 million, or .5% of the loans in this category, compared to $3.3 million in 1994 and $5.6 million in 1993. The Company experienced net recoveries of $151 thousand in 1995 compared to net charge-offs of $580 thousand in 1994 and net recoveries of $144 thousand in 1993. The economic conditions in local markets are generally strong, positively impacting debt service capabilities and collateral values for both owner-occupied and investment real estate. Significant deterioration is not anticipated in 1996, given that the economy performs at or near the Federal Reserve's target level for growth of 2.5%.

REAL ESTATE-PERSONAL - The mortgage loans in this category are extended, predominantly, for owner-occupied residential properties. At December 31, 1995, there were $983.2 million in loans outstanding, or 18.5% of total loans. Excluding balances of banks acquired after January 1, 1994, average personal real estate loans increased 7.5% in 1995 over 1994. The Company has not experienced significant problem credits in this category recently as there were net charge-offs of $109 thousand in 1995 compared to net recoveries of $30 thousand in 1994 and net charge-offs of $254 thousand in 1993. The non-accrual balances of loans in this category were $2.4 million at December 31, 1995, or
 .2% of the category, compared with $2.5 million at December 31, 1994 and $2.1 million at December 31, 1993. The five year history of net charge-offs on the real estate-personal loan category reflects nominal losses and credit quality is considered to be above average.

CONSUMER - The consumer loan portfolio consists of both secured and unsecured loans to individuals for various personal reasons such as automobile financing, securities purchases, home improvements, recreational and educational purposes. This category also includes $155.4 million of home equity loan balances at December 31, 1995, with an additional $260.2 million in unused lines of credit that can be drawn at the discretion of the borrower. These home equity lines are secured by first or second mortgages on residential property of the borrower. Historically, the underwriting terms for the home equity line product have generally limited borrowing availability such that, when combined with outstanding loan balances of prior mortgage loans, it would not exceed 70% of the appraised value of the real estate. In late 1994, based upon management's perception of a stronger and more stable economic and real estate market environment, the underwriting guidelines were changed and now permit borrowing availability, in the aggregate, up to 80% of the appraised value of the collateral property. Given reasonably stable real estate values over time, the collateral margin improves with the regular amortization of prior mortgage loans. Approximately 41% of the loans in the Consumer category are extended on a floating interest rate basis. Total average loan balances for 1995 were $1.26 billion compared to $1.01 billion in 1994 and $920.2 million in 1993. Excluding balances of banks acquired after January 1, 1994, average consumer loans increased 10.7% in 1995 compared to 1994. Net charge-offs increased $3.6 million in 1995 over 1994, but have been below .4% of consumer loans for each of the past three years.

CREDIT CARD - The credit card portfolio is concentrated within our regional market. Approximately 57% of the households in Missouri that own a Commerce Special Connections credit card also maintain a deposit relationship with a subsidiary bank. Net charge-offs amounted to $9.7 million in 1995, which was a $3.9 million increase over 1994. Such losses were attributable to higher delinquencies and bankruptcies occurring during the second half of 1995 and were noted as part of national trends throughout the industry. The net charge-off ratios of 2.3% in 1995 and 1.6% in 1994 and 1993 are well below national averages. The average balance in credit card loans for 1995 was $420.0 million compared to $360.2 million in 1994 and $321.6 million in 1993. Excluding balances of banks acquired after January 1, 1994, average credit card loans increased 9.6% in 1995 compared to 1994. Approximately 84% of the outstanding credit card loans have a floating interest rate. The Company has a variety of credit card products, all of which offer ATM access to either advances against the credit card account or transactions against related deposit accounts. Continued growth is anticipated through targeted marketing and product design to segmented groups. During 1996, a number of new products will be introduced to fill in product line gaps for consumers, along with products aimed at the corporate and small business markets. The Company continues to refrain from national pre-approved mailing techniques which have caused some of the credit card problems experienced by other banking companies. Current delinquency ratios are in line with past charge-off results. Significant changes in loss trends, when compared with 1995 results and with the results of other industry providers, are not anticipated by management.


RISK ELEMENTS OF LOAN PORTFOLIO

Management reviews the loan portfolio continuously for evidence of problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on non-accrual status, the need for additional allowance for loan loss, and (if appropriate) partial or full charge-off. Those loans on which management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment (generally, loans that are 90 days past due as to principal and/or interest payments) are placed on non-accrual status. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on non-accrual status only as interest is received and so long as management is satisfied there is no impairment of collateral values. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.


A schedule of non-performing assets according to risk category follows:

                                                                           December 31
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                    1995      1994      1993      1992      1991
--------------------------------------------------------------------------------------------------------
Non-accrual                                             $16,234   $11,385   $14,328   $19,370   $25,780
Past due 90 days and still accruing interest             15,690    13,090     7,289     8,293     8,884
Real estate acquired in foreclosure                       1,955     7,290    10,057    12,366     6,292
--------------------------------------------------------------------------------------------------------
Total non-performing assets                             $33,879   $31,765   $31,674   $40,029   $40,956
========================================================================================================
Non-performing assets as a percentage of total loans        .64%      .72%      .79%     1.09%     1.23%
========================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

The effect of non-accruing loans on interest income for 1995 is presented below:

(In thousands)
----------------------------------------------------------------------------------
Gross amount of interest that would have been recorded at original rate    $2,178
Interest that was reflected in income                                         310
----------------------------------------------------------------------------------
Interest income not recognized                                             $1,868
==================================================================================

Included in the "Consumer" loans category is a home equity loan product, the "Anytime Line", which had $155.4 million in loans outstanding and $260.2 million in unused lines of credit at December 31, 1995. These loans, secured by real estate, should be viewed together with the "Real Estate-Personal" category in evaluating total loan balances supported by similar collateral. At December 31, 1995, the Company's mortgage banking subsidiary held residential real estate loans of approximately $5.8 million at lower of cost or market, which are to be resold to secondary markets within approximately three months. Management does not believe the risk in real estate loans is abnormal at this time.

The Parent and a venture capital and investment banking subsidiary had debt and equity investments with a carrying value of $5.0 million in 18 companies or partnerships at December 31, 1995. A $30 million limited partnership venture fund was organized by the Company in 1993 with 49% outside participation, which is managed by a subsidiary. The Company's investment in this partnership was approximately $5.0 million at December 31, 1995. Management believes the potential for long-term gains in this type of investment activity outweighs the potential risk of losses.

There were no loan concentrations of multiple borrowers in similar activities at December 31, 1995 which exceeded 10% of total loans.

PROVISION FOR LOAN LOSSES

The loan loss provision in 1995 was $14.6 million compared to $5.8 million in 1994 and $11.4 million in 1993. The increase in 1995 was principally related to increased losses in consumer and credit card loans. Net charge-offs were $16.2 million in 1995 compared to $7.4 million in 1994 and $6.4 million in 1993. Management generally records the provision for loan losses, on an individual bank basis, in amounts sufficient to result in an allowance for loan losses that will cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Amounts thus charged against current income are based on such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by the Parent, and reviews and examinations by bank regulatory authorities. The balance in the allowance for loan losses is reduced when a loan or part thereof is considered by management to be uncollectible. Recoveries on loans previously charged off are added back to the allowance. During periods of growth in the loan portfolio, a portion of the provision is the result of management's desire to maintain a satisfactory allowance to protect the Company from those losses which occur as a natural part of doing business. The allowance for loan losses at December 31, 1995, was 1.85% of loans and leases outstanding compared to 1.97% at year end 1994 and 2.13% at year end 1993. The allowance for loan losses at year end covered non-performing assets by 290.8%. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions.

As with any financial institution, poor economic conditions, high inflation, high interest rates, or high unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged against the allowance. Management has established various controls in order to limit future losses at the lending affiliates, such as: 1) a "watch list" of possible problem loans, 2) specific loan retention limits in relation to the size of each affiliate, 3) fully documented policy concerning loan administration (loan file documentation, disclosures, approvals, etc.) and 4) a loan review staff employed by the Parent which travels to subsidiary banks to audit for adherence to established Company controls and to review the quality and anticipated collectibility of the portfolio. Management determines which loans are possibly uncollectible or represent a greater risk of loss and makes additional provision to expense, if necessary, to state the allowance at a satisfactory level on an individual bank basis.

A subsidiary bank is an issuer of Visa and MasterCard credit cards. Therefore, the percentage of consumer loans outstanding which are generated through credit card sales drafts and cash advances is significantly higher for Commerce than it is for a banking group that does not issue credit cards. Also, because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a separate allowance for loan losses on credit card loans be maintained which, on a consolidated basis, was $11.9 million or 2.46% of average credit card loans outstanding for the month of December 1995. Net charge-offs related to credit cards were 2.30% of average credit card loans for 1995 compared to 1.60% in 1994 and 1.62% in 1993.

Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans, that are unusually significant as to possible losses when compared to the entire loan portfolio. Other than for the credit card risk mentioned above, management does not allocate the allowance for loan losses. It is deemed to be a general reserve available for all types of loan losses.

Based on current economic conditions, management considers the December 31, 1995 allowance adequate to cover the possible risk of loss in the areas described above. Various appraisals and estimates of current value influence the calculation of the required allowance at any point in time. If economic conditions in the region deteriorate significantly, it is possible that additional assets would be classified as non-performing, and accordingly, additional provision for possible losses would be required. Such an event and its duration cannot be predicted at this time.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

The schedule which follows summarizes the relationship between loan balances and activity in the allowance for loan losses account:

                                                                   Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                           1995         1994         1993         1992         1991
-------------------------------------------------------------------------------------------------------------
Net loans and leases outstanding
  at end of period (A)                        $5,317,813   $4,432,662   $4,024,075   $3,687,415   $3,328,127
=============================================================================================================
Average loans and leases
  outstanding (A)                             $5,161,552   $4,180,065   $3,835,834   $3,474,285   $3,259,219
=============================================================================================================
Allowance for loan losses:
  Balance at beginning of period              $   87,179   $   85,830   $   77,149   $   61,676   $   58,947
-------------------------------------------------------------------------------------------------------------
  Additions to allowance through
    charges to expense                            14,629        5,845       11,381       19,146       19,021
-------------------------------------------------------------------------------------------------------------
  Other adjustments                               12,932        2,953        3,661        4,507         (790)
-------------------------------------------------------------------------------------------------------------
  Recovery of loans previously charged off:
    Business                                       1,632        2,540        3,690        1,841        1,209
    Construction                                      --            3          508           52           40
    Business real estate                             542          663          562        2,584        1,301
    Personal real estate                              99          226          141          162          132
    Consumer                                       2,633        2,259        2,528        2,193        2,096
    Credit card                                    2,163        2,015        1,947        1,771        1,396
-------------------------------------------------------------------------------------------------------------
      Total recoveries                             7,069        7,706        9,376        8,603        6,174
-------------------------------------------------------------------------------------------------------------
  Loans charged off:
    Business                                       3,422        2,511        3,858        4,258        4,341
    Construction                                      --           --           12           31          245
    Business real estate                             391        1,243          418        1,538        4,044
    Personal real estate                             208          196          395          351          380
    Consumer                                       7,413        3,442        3,897        3,302        4,920
    Credit card                                   11,838        7,763        7,157        7,303        7,746
-------------------------------------------------------------------------------------------------------------
      Total loans charged off                     23,272       15,155       15,737       16,783       21,676
-------------------------------------------------------------------------------------------------------------
    Net loans charged off                         16,203        7,449        6,361        8,180       15,502
-------------------------------------------------------------------------------------------------------------
  Balance at end of period                    $   98,537   $   87,179   $   85,830   $   77,149   $   61,676
=============================================================================================================
Ratio of net charge-offs to average
  loans and leases outstanding                       .31%         .18%         .17%         .24%         .48%
Ratio of allowance to loans and
  leases at end of period                           1.85%        1.97%        2.13%        2.09%        1.85%
Ratio of provision to average
  loans and leases outstanding                       .28%         .14%         .30%         .55%         .58%
=============================================================================================================

(A) Net of unearned income; before deducting allowance for loan losses.

INVESTMENT SECURITIES
PORTFOLIO ANALYSIS

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and classified substantially all of its investment portfolio as available for sale. The Company's portfolio consists mainly of U.S. government and federal agency securities and CMO's and asset-backed securities, which may be sold in response to changes in interest rates, anticipated prepayments or liquidity needs. At December 31, 1995, available for sale securities totaled $2.55 billion, which included an unrealized gain in fair value of $43.4 million. The amount of the related after tax unrealized gain reported in stockholders' equity was $26.8 million. Non-marketable equity securities, which are carried at cost (less allowances for other than temporary declines in value) are generally held by the Parent and non-banking subsidiaries due to regulatory restrictions, except for Federal Reserve Bank stock held by banking subsidiaries.

The average balances of investment securities (excluding the unrealized gain/loss) were $2.65 billion in 1995 compared to $2.80 billion in 1994 and $2.70 billion in 1993. The average tax equivalent yield was 6.23% in 1995, 5.88% in 1994 and 5.76% in 1993. There was little change in tax equivalent interest income earned on investment securi-ties in 1995 compared to 1994. Average balances invested in U.S. government and federal agency securities decreased $370.6 million, partially offset by increases in average balances invested in CMO's and asset-backed securities and state and municipal obligations, and an increase of 33 basis points earned on U.S. government and federal agency securities. In 1994, tax equivalent interest income on investment securities increased $9.8 million over 1993. An increase of $526.5 million in average balances invested in CMO's and asset-backed securities and higher rates earned on U.S. government and federal agency securities contributed to the increase. Partially offsetting this increase was a $420.9 million decrease in average balances invested in U.S. government and federal agency securities. Management began reinvesting maturities of U.S. government and federal agencies in CMO's and asset-backed securities in the latter part of 1993 in order to achieve a higher return on a portion of the investment portfolio. In 1993 compared to 1992, tax equivalent interest income on investment securities increased $14.5 million. This was mainly due to a $402.6 million increase in average balances invested in U.S. government and federal agency securities. The increase was partially offset by a decrease of 51 basis points in average rates earned on these securities.

Investment securities (excluding trading securities) at year end for the past three years are shown below:

                                                             December 31
------------------------------------------------------------------------------------
(In thousands)                                       1995        1994        1993
------------------------------------------------------------------------------------
Amortized Cost:
U.S. government and federal agency obligations    $1,684,679  $1,845,149  $2,344,771
State and municipal obligations                      124,352      57,014      42,228
CMO's and asset-backed securities                    666,334     747,721     322,349
Other debt securities                                 11,011      46,574      56,553
Equity securities                                     55,599      40,494      34,559
------------------------------------------------------------------------------------
Total                                             $2,541,975  $2,736,952  $2,800,460
====================================================================================
Fair Value:
U.S. government and federal agency obligations    $1,707,111  $1,797,291  $2,409,546
State and municipal obligations                      128,043      56,422      43,891
CMO's and asset-backed securities                    670,522     692,822     321,093
Other debt securities                                 10,982      45,748      56,843
Equity securities                                     68,726      47,598      44,713
------------------------------------------------------------------------------------
Total                                             $2,585,384  $2,639,881  $2,876,086
====================================================================================

The 1995 fair values above include gross unrealized gains of $49.9 million which are partially offset by gross unrealized losses of $6.5 million. Included are net unrealized gains of $11.0 million on the investment portfolio of the Parent, which consists primarily of equity securities, with gross unrealized gains of $12.7 million partially offset by gross unrealized losses of $1.7 million.

A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 1995, is presented in the financial statements note on Investment Securities on page A-33. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 1995. Yields on tax exempt securities have not been adjusted for tax exempt status in that note. U.S. government and federal agency securities comprise 66% of the investment portfolio at December 31, 1995, with a weighted average yield of 6.11% and an average maturity of 2.2 years; CMO's and asset-backed securities comprise 26% with a weighted average yield of 6.28% and an average maturity of 4.6 years.

Other debt and equity securities above include Federal Reserve Bank stock and other bonds, notes, corporate stock (held primarily by non-banking entities) and debentures of immaterial amounts. The tax equivalent yield on these securities in 1995 computed on average balances invested was approximately 5.17%.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                                                                Years Ended December 31
---------------------------------------------------------------------------------------------------------------------------
                                                         1995                              1994
=============================================================================================================    Average
                                                                    Average                           Average    Balance
                                                         Interest    Rates                 Interest    Rates    Five Year
(Dollars in thousands)                      Average      Income/    Earned/   Average      Income/    Earned/   Compound
                                            Balance      Expense     Paid     Balance      Expense     Paid    Growth Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans and leases: (A)
 Business (including foreign) (B)           $1,703,933   $141,872      8.33%  $1,392,650   $ 99,111      7.12%     9.93%
 Construction and development                  130,346     12,227      9.38      115,628      9,372      8.11     (1.34)
 Real estate - business                        693,539     61,958      8.93      538,793     43,256      8.03     13.40
 Real estate - personal                        954,956     74,571      7.81      759,338     53,473      7.04     11.19
 Personal banking                            1,258,729    110,202      8.76    1,013,462     80,513      7.94      7.67
 Credit card                                   420,049     58,368     13.90      360,194     47,082     13.07     12.11
---------------------------------------------------------------------------------------------------------------------------
Total loans and leases                       5,161,552    459,198      8.90    4,180,065    332,807      7.96      9.76
---------------------------------------------------------------------------------------------------------------------------
Investment securities:
 U.S. government & federal agency            1,705,562    105,216      6.17    2,076,150    121,339      5.84      6.04
 State & municipal obligations (B)             123,152      9,577      7.78       46,602      3,549      7.62     47.84
 CMO's and asset-backed
  securities                                   719,747     44,928      6.24      586,935     35,132      5.99        NA
 Trading account securities                      3,975        240      6.03        4,168        159      3.82     (1.95)
 Other marketable securities (B)                66,368      4,110      6.19       69,870      4,191      6.00    (17.57)
 Other non-marketable securities                26,407        685      2.59       20,424        631      3.09      7.95
---------------------------------------------------------------------------------------------------------------------------
Total investment securities                  2,645,211    164,756      6.23    2,804,149    165,001      5.88     12.22
---------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
 purchased under agreements to resell          205,547     12,075      5.87      132,672      5,457      4.11    (18.73)
---------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                8,012,310    636,029      7.94    7,116,886    503,265      7.07      8.59
---------------------------------------------------------------------------------------------------------------------------
Less allowance for loan losses                 (95,884)                          (86,664)                         10.04
Unrealized loss on investment securities       (13,983)                          (15,424)                            NA
Cash and due from banks                        607,656                           555,171                           6.68
Land, buildings and equipment - net            205,702                           194,159                           3.39
Other assets                                   209,168                           149,568                          12.79
------------------------------------------------------                        ----------                         ----------
Total assets                                $8,924,969                        $7,913,696                           8.36%
======================================================                        ==========                         ==========
LIABILITIES AND EQUITY
Interest bearing deposits:
 Savings                                    $  312,049      7,954      2.55   $  273,032      6,618      2.42     15.76%
 Interest bearing demand                     3,329,272    112,729      3.39    3,247,965     84,037      2.59      9.78
 Time open & C.D.'s of less than
  $100,000                                   2,206,655    118,267      5.36    1,826,661     77,884      4.26      6.06
 Time open & C.D.'s of $100,000
  and over                                     213,950     11,430      5.34      155,813      6,213      3.99     (5.68)
---------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits              6,061,926    250,380      4.13    5,503,471    174,752      3.18      7.78
---------------------------------------------------------------------------------------------------------------------------
Borrowings:
 Federal funds purchased and
  securities sold under agreements
  to repurchase                                442,413     23,792      5.38      287,642     10,384      3.61      8.09
Long-term debt and other borrowings (C)         16,195      1,146      7.08        7,129        542      7.60    (16.56)
---------------------------------------------------------------------------------------------------------------------------
Total borrowings                               458,608     24,938      5.44      294,771     10,926      3.71      6.17
---------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           6,520,534    275,318      4.22%   5,798,242    185,678      3.20%     7.66
---------------------------------------------------------------------------------------------------------------------------
Demand - non-interest bearing deposits       1,497,474                         1,341,721                           9.56
Other liabilities                               60,527                            37,515                          (4.44)
Stockholders' equity                           846,434                           736,218                          13.87
------------------------------------------------------                        ----------                         ----------
Total liabilities and equity                $8,924,969                        $7,913,696                           8.36%
===========================================================================================================================
Net interest margin (T/E)                                $360,711                          $317,587
===========================================================================================================================
Net yield on interest earning assets                                   4.50%                             4.46%
===========================================================================================================================
Percentage increase in net interest
margin (T/E) over the prior year                                      13.58%                            10.52%
===========================================================================================================================

(A) Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.

                                                  Years Ended December 31
---------------------------------------------------------------------------------------------
                                           1993                            1992
---------------------------------------------------------------------------------------------
                                                     Average                         Average
                                          Interest    Rates               Interest    Rates
(Dollars in thousands)         Average    Income/    Earned/   Average     Income/   Earned/
                               Balance    Expense     Paid     Balance    Expense     Paid
---------------------------------------------------------------------------------------------
ASSETS
Loans and leases: (A)
 Business (including
  foreign) (B)               $1,281,458   $ 81,416    6.35%  $1,160,801   $ 78,418    6.76%
 Construction and
  development                   102,825      7,746    7.53      115,019      8,692    7.56
 Real estate--business          493,503     37,505    7.60      401,444     33,219    8.27
 Real estate--personal          716,273     53,428    7.46      624,071     54,124    8.67
 Personal banking               920,157     75,080    8.16      876,678     77,931    8.89
 Credit card                    321,618     44,141   13.72      296,272     44,726   15.10
---------------------------------------------------------------------------------------------
Total loans and leases        3,835,834    299,316    7.80    3,474,285    297,110    8.55
---------------------------------------------------------------------------------------------
Investment securities:
 U.S. government & federal
  agency                      2,497,041    143,395    5.74    2,094,399    130,918    6.25
 State & municipal
  obligations (B)                41,141      3,181    7.73       26,566      2,246    8.45
 CMO's and asset-backed
  securities                     60,425      3,552    5.88           --         --      --
 Trading account securities       4,731        220    4.66        7,420        477    6.43
 Other marketable
  securities (B)                 70,837      3,933    5.55      122,476      6,069    4.96
 Other non-marketable
  securities                     21,024        924    4.39       17,996        959    5.33
---------------------------------------------------------------------------------------------
Total investment securities   2,695,199    155,205    5.76    2,268,857    140,669    6.20
---------------------------------------------------------------------------------------------
Federal funds sold and
 securities purchased
 under agreements
 to resell                      282,625      8,735    3.09      422,732     15,379    3.64
---------------------------------------------------------------------------------------------
Total interest earning
 assets                       6,813,658    463,256    6.80    6,165,874    453,158    7.35
---------------------------------------------------------------------------------------------
Less allowance for loan
 losses                         (83,767)                        (68,344)
Cash and due from banks         573,494                         508,594
Land, buildings and
 equipment--net                 196,809                         183,109
----------------------------------------                     -----------
Other assets                    149,909                         132,021
Total assets                 $7,650,103                      $6,921,254
========================================                     ===========
LIABILITIES AND EQUITY
Interest bearing deposits:
 Savings                     $  248,681      6,012    2.42   $  188,332      5,979    3.17
 Interest bearing demand      3,124,098     78,995    2.53    2,788,635     88,330    3.17
 Time open & C.D.'s of
  less than $100,000          1,790,418     77,165    4.31    1,786,175     93,752    5.25
 Time open & C.D.'s of
  $100,000 and over             138,271      5,038    3.64      135,805      5,826    4.29
---------------------------------------------------------------------------------------------
Total interest bearing
 deposits                     5,301,468    167,210    3.15    4,898,947    193,887    3.96
---------------------------------------------------------------------------------------------
Borrowings:
 Federal funds purchased
  and securities sold
  under agreements to
 repurchase                     318,951      8,141    2.55      271,181      8,071    2.98
 Long-term debt and other
  borrowings (C)                  7,118        554    7.79       12,566      1,021    8.13
---------------------------------------------------------------------------------------------
Total borrowings                326,069      8,695    2.67      283,747      9,092    3.20
---------------------------------------------------------------------------------------------
Total interest bearing
 liabilities                  5,627,537    175,905    3.13%   5,182,694    202,979    3.92%
---------------------------------------------------------------------------------------------
Demand--non-interest
 bearing deposits             1,302,634                       1,121,481
Other liabilities                50,902                          60,619
Stockholders' equity            669,030                         556,460
----------------------------------------                     -----------
Total liabilities and
 equity                      $7,650,103                      $6,921,254
============================================================================================
Net interest margin (T/E)                 $287,351                        $250,179
============================================================================================
Net yield on interest
 earning assets                                       4.22%                           4.06%
============================================================================================
Percentage increase in net
 interest margin (T/E) over the
 prior year                                  14.86%                          11.12%
============================================================================================

(B) State and municipal interest income includes tax equivalent adjustments of $3,075,000 in 1995, $1,097,000 in 1994, $944,000 in 1993, $641,000 in 1992 and
$462,000 in 1991. Business loan interest income includes tax free loan income of $4,259,000 in 1995, $3,916,000 in 1994, $4,281,000 in 1993, $4,722,000 in 1992
and $6,019,000 in 1991, including tax equivalent adjustments of $1,438,000 in 1995, $1,378,000 in 1994, $1,517,000 in 1993, $1,644,000 in 1992 and $1,947,000
in 1991. Interest income on other marketable securities includes tax equivalent adjustments of $513,000 in 1995, $509,000 in 1994, $382,000 in 1993, $252,000 in
1992 and $202,000 in 1991.

(C) Interest expense of $60,000, $14,000, $17,000, $66,000 and $125,000 which was capitalized on construction projects in 1995, 1994, 1993, 1992 and 1991, respectively, is not deducted from the interest expense shown above.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

     AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS (cont.)

                                                  Years Ended December 31
---------------------------------------------------------------------------------------------
                                            1991                           1990
---------------------------------------------------------------------------------------------
                                                      Average                         Average
                                            Interest   Rates               Interest    Rates
(Dollars in thousands)         Average      Income/   Earned/   Average     Income/   Earned/
                               Balance      Expense    Paid     Balance     Expense    Paid
---------------------------------------------------------------------------------------------
ASSETS
Loans and leases: (A)
 Business (including
  foreign) (B)                $1,056,376    $ 92,112   8.72%  $1,061,471    $106,073    9.99%
 Construction and
  development                    108,478      10,202   9.40      139,467      14,893   10.68
 Real estate--business           390,611      38,190   9.78      369,897      38,949   10.53
 Real estate--personal           570,654      56,996   9.99      561,860      58,356   10.39
 Personal banking                869,369      89,039  10.24      869,899      97,277   11.18
 Credit card                     263,731      43,288  16.41      237,210      40,033   16.88
---------------------------------------------------------------------------------------------
Total loans and leases         3,259,219     329,827  10.12    3,239,804     355,581   10.98
---------------------------------------------------------------------------------------------
Investment securities:
 U.S. government & federal
  agency                       1,654,517     131,738   7.96    1,271,841     109,336    8.60
 State & municipal
  obligations (B)                 13,395       1,702  12.71       17,435       2,350   13.48
 Trading account securities        5,433         357   6.57        4,386         348    7.93
 Other marketable
  securities (B)                 294,895      18,784   6.37      174,436      14,063    8.06
 Other non-marketable
  securities                      16,647         611   3.67       18,016         651    3.61
---------------------------------------------------------------------------------------------
Total investment securities    1,984,887     153,192   7.72    1,486,114     126,748    8.53
---------------------------------------------------------------------------------------------
Federal funds sold and
 securities purchased under
 agreements to resell            489,869      28,434   5.80      579,754      47,330    8.16
---------------------------------------------------------------------------------------------
Total interest earning
 assets                        5,733,975     511,453   8.92    5,305,672     529,659    9.98
---------------------------------------------------------------------------------------------
Less allowance for loan
 losses                          (59,441)                        (59,420)
Cash and due from banks          447,756                         439,739
Land, buildings and
 equipment--net                  177,984                         174,119
Other assets                     117,905                         114,604
----------------------------------------                      ----------
Total assets                  $6,418,179                      $5,974,714
========================================                      ==========
LIABILITIES AND EQUITY
Interest bearing deposits:
 Savings                      $  148,972       7,260   4.87   $  150,098       7,485    4.99
 Interest bearing demand       2,379,299     120,358   5.06    2,087,613     128,069    6.13
 Time open & C.D.'s of
  less than $100,000           1,840,020     127,949   6.95    1,644,045     131,328    7.99
 Time open & C.D.'s of
  $100,000 and over              198,130      12,212   6.16      286,575      21,948    7.66
---------------------------------------------------------------------------------------------
Total interest bearing
 deposits                      4,566,421     267,779   5.86    4,168,331     288,830    6.93
---------------------------------------------------------------------------------------------
Borrowings:
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase                     293,986      15,016   5.11      299,876      22,230    7.41
 Long-term debt and other
  borrowings (C)                  38,711       3,522   9.10       40,032       3,652    9.12
---------------------------------------------------------------------------------------------
Total borrowings                 332,697      18,538   5.57      339,908      25,882    7.61
---------------------------------------------------------------------------------------------
Total interest bearing
 liabilities                   4,899,118     286,317   5.84%   4,508,239     314,712    6.98%
---------------------------------------------------------------------------------------------
Demand--non-interest
 bearing deposits                968,123                         948,420
Other liabilities                 69,951                          75,971
Stockholders' equity             480,987                         442,084
----------------------------------------                      ----------
Total liabilities and
 equity                       $6,418,179                      $5,974,714
=============================================================================================
Net interest margin (T/E)                   $225,136                        $214,947
=============================================================================================
Net yield on interest
 earning assets                                        3.93%                            4.05%
=============================================================================================
Percentage increase in net
 interest margin (T/E) over the
 prior year                                            4.74%                            1.83%
=============================================================================================

See notes on pages A-12 and A-13.

ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E)
DUE TO VOLUMES AND RATES


                                                                     1995 vs 1994                        1994 vs 1993
-------------------------------------------------------------------------------------------------------------------------------
                                                         Increase or (Decrease)               Increase or (Decrease)
                                                            Due to Change In                    Due to Change In
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Total                              Total
(In thousands)                                             Average     Average     Increase     Average    Average    Increase
                                                            Volume     Rate (B)   (Decrease)     Volume    Rate (B)  (Decrease)
-------------------------------------------------------------------------------------------------------------------------------
VARIANCE IN INTEREST INCOME ON
Loans and leases:
 Business (including foreign) (A)                          $ 21,504    $21,257     $ 42,761     $  6,853   $10,842    $ 17,695
 Construction and development                                 1,194      1,661        2,855          964       662       1,626
 Real estate--business                                       12,426      6,276       18,702        3,442     2,309       5,751
 Real estate--personal                                       13,772      7,326       21,098        3,213    (3,168)         45
 Personal banking                                            19,474     10,215       29,689        7,614    (2,181)      5,433
 Credit card                                                  7,823      3,463       11,286        5,293    (2,352)      2,941
-------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                                       76,193     50,198      126,391       27,379     6,112      33,491
-------------------------------------------------------------------------------------------------------------------------------
Investment securities:
 U.S. government & federal agency                           (21,642)     5,519      (16,123)     (27,349)    5,293     (22,056)
 State & municipal obligations (A)                            5,833        195        6,028          422       (54)        368
 CMO's and asset-backed securities                            7,955      1,841        9,796       35,132    (3,552)     31,580
 Trading account securities                                      (7)        88           81          (26)      (35)        (61)
 Other marketable securities (A)                               (210)       129          (81)         (54)      312         258
 Other non-marketable securities                                185       (131)          54          (26)     (267)       (293)
-------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                (7,886)     7,641         (245)       8,099     1,697       9,796
-------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
 purchased under agreements to resell                         2,981      3,637        6,618       (4,633)    1,355      (3,278)
-------------------------------------------------------------------------------------------------------------------------------
  Total interest income                                      71,288     61,476      132,764       30,845     9,164      40,009
===============================================================================================================================
VARIANCE IN INTEREST EXPENSE ON
Interest bearing deposits:
 Savings                                                        944        392        1,336          589        17         606
 Interest bearing demand                                      2,791     25,901       28,692        3,156     1,886       5,042
 Time open & C.D.'s of less than $100,000                    15,928     24,455       40,383        2,203    (1,484)        719
 Time open & C.D.'s of $100,000 and over                      2,231      2,986        5,217          812       363       1,175
-------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                            21,894     53,734       75,628        6,760       782       7,542
-------------------------------------------------------------------------------------------------------------------------------
Borrowings:
 Federal funds purchased and securities
  sold under agreements to repurchase                         5,485      7,923       13,408         (929)    3,172       2,243
 Long-term debt and other borrowings                            689        (85)         604            1       (13)        (12)
-------------------------------------------------------------------------------------------------------------------------------
  Total borrowings                                            6,174      7,838       14,012         (928)    3,159       2,231
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                       28,068     61,572       89,640        5,832     3,941       9,773
-------------------------------------------------------------------------------------------------------------------------------
 Change in net interest margin (T/E)                       $ 43,220    $   (96)    $ 43,124     $ 25,013   $ 5,223    $ 30,236
===============================================================================================================================

(A) Stated on a tax equivalent basis.

(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

   ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E)
   DUE TO VOLUMES AND RATES (cont.)

                                                                     1993 vs 1992                        1992 vs 1991
--------------------------------------------------------------------------------------------------------------------------------
                                                         Increase or (Decrease)               Increase or (Decrease)
                                                            Due to Change In                    Due to Change In
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    Total                               Total
(In thousands)                                             Average     Average     Increase     Average    Average     Increase
                                                            Volume     Rate (B)   (Decrease)     Volume    Rate (B)   (Decrease)
--------------------------------------------------------------------------------------------------------------------------------
VARIANCE IN INTEREST INCOME ON
Loans and leases:
 Business (including foreign) (A)                           $ 7,771    $ (4,773)  $  2,998     $  8,659   $ (22,353)   $(13,694)
 Construction and development                                  (922)        (24)      (946)         615      (2,125)     (1,510)
 Real estate--business                                        7,613      (3,327)     4,286        1,059      (6,030)     (4,971)
 Real estate--personal                                        7,994      (8,690)      (696)       5,336      (8,208)     (2,872)
 Personal banking                                             3,865      (6,716)    (2,851)         749     (11,857)    (11,108)
 Credit card                                                  3,827      (4,412)      (585)       5,340      (3,902)      1,438
--------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                                       30,148     (27,942)     2,206       21,758     (54,475)    (32,717)
--------------------------------------------------------------------------------------------------------------------------------
Investment securities:
 U.S. government & federal agency                            25,165     (12,688)    12,477       35,015     (35,835)       (820)
 State & municipal obligations (A)                            1,232        (297)       935        1,674      (1,130)        544
 CMO's and asset-backed securities                            3,552          --      3,552           --          --          --
 Trading account securities                                    (173)        (84)      (257)         139         (19)        120
 Other marketable securities (A)                             (1,097)     (1,039)    (2,136)     (10,955)     (1,760)    (12,715)
 Other non-marketable securities                                161        (196)       (35)          50         298         348
--------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                28,840     (14,304)    14,536       25,923     (38,446)    (12,523)
--------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
 purchased under agreements to resell                        (5,100)     (1,544)    (6,644)      (3,894)     (9,161)    (13,055)
--------------------------------------------------------------------------------------------------------------------------------
  Total interest income                                      53,888     (43,790)    10,098       43,787    (102,082)    (58,295)
================================================================================================================================
VARIANCE IN INTEREST EXPENSE ON
Interest bearing deposits:
 Savings                                                      1,913      (1,880)        33        1,917      (3,198)     (1,281)
 Interest bearing demand                                     10,067     (19,402)    (9,335)      20,348     (52,376)    (32,028)
 Time open & C.D.'s of less than $100,000                     1,437     (18,024)   (16,587)      (3,148)    (31,049)    (34,197)
 Time open & C.D.'s of $100,000 and over                        303      (1,091)      (788)      (3,655)     (2,731)     (6,386)
--------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                            13,720     (40,397)   (26,677)      15,462     (89,354)    (73,892)
--------------------------------------------------------------------------------------------------------------------------------
Borrowings:
 Federal funds purchased and securities
  sold under agreements to repurchase                         1,449      (1,379)        70       (1,169)     (5,776)     (6,945)
 Long-term debt and other borrowings                           (443)        (24)      (467)      (2,379)       (122)     (2,501)
--------------------------------------------------------------------------------------------------------------------------------
  Total borrowings                                            1,006      (1,403)      (397)      (3,548)     (5,898)     (9,446)
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                       14,726     (41,800)   (27,074)      11,914     (95,252)    (83,338)
--------------------------------------------------------------------------------------------------------------------------------
 Change in net interest margin (T/E)                        $39,162    $ (1,990)  $ 37,172     $ 31,873   $  (6,830)   $ 25,043
================================================================================================================================

(A) Stated on a tax equivalent basis.

(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E)
DUE TO VOLUMES AND RATES (cont.)

                                                       1991 vs 1990                        1990 vs 1989
------------------------------------------------------------------------------------------------------------------
                                             Increase or (Decrease)              Increase or (Decrease)
                                               Due to Change In                     Due to Change In
------------------------------------------------------------------------------------------------------------------
                                                                    Total                               Total
(In thousands)                               Average    Average     Increase     Average    Average     Increase
                                             Volume     Rate (B)    (Decrease)   Volume     Rate (B)    (Decrease)
==================================================================================================================
VARIANCE IN INTEREST INCOME ON
Loans and leases:
 Business (including foreign) (A)            $  (545)   $(13,416)   $(13,961)    $ 5,841    $ (8,775)   $ (2,934)
 Construction and development                 (3,313)     (1,378)     (4,691)       (544)       (972)     (1,516)
 Real estate - business                        2,190      (2,949)       (759)      4,332      (1,694)      2,638
 Real estate - personal                          917      (2,277)     (1,360)      2,588       1,287       3,875
 Personal banking                                (60)     (8,178)     (8,238)      6,114        (730)      5,384
 Credit card                                   4,479      (1,224)      3,255       3,992         200       4,192
------------------------------------------------------------------------------------------------------------------
Total loans and leases                         3,668     (29,422)    (25,754)     22,323     (10,684)     11,639
------------------------------------------------------------------------------------------------------------------
Investment securities:
 U.S. government & federal agency             32,910     (10,508)     22,402      16,015       1,949      17,964
 State & municipal obligations (A)              (545)       (103)       (648)     (2,570)        186      (2,384)
 Trading account securities                       83         (74)          9          53         (23)         30
 Other marketable securities (A)               9,198      (4,477)      4,721      (2,083)     (2,122)     (4,205)
 Other non-marketable securities                 (49)          9         (40)        (23)       (251)       (274)
------------------------------------------------------------------------------------------------------------------
Total investment securities                   41,597     (15,153)     26,444      11,392        (261)     11,131
------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
 purchased under agreements to resell         (7,335)    (11,561)    (18,896)      9,523      (5,556)      3,967
------------------------------------------------------------------------------------------------------------------
Total interest income                         37,930     (56,136)    (18,206)     43,238     (16,501)     26,737
==================================================================================================================
VARIANCE IN INTEREST EXPENSE ON
Interest bearing deposits:
 Savings                                         (57)       (168)       (225)     (1,636)          3      (1,633)
 Interest bearing demand                      18,290     (26,001)     (7,711)     18,804      (7,415)     11,389
 Time open & C.D.'s of less than $100,000     15,810     (19,189)     (3,379)     27,113         (91)     27,022
 Time open & C.D.'s of $100,000 and over      (6,859)     (2,877)     (9,736)     (4,067)     (1,906)     (5,973)
------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits               27,184     (48,235)    (21,051)     40,214      (9,409)     30,805
------------------------------------------------------------------------------------------------------------------
Borrowings:
 Federal funds purchased and securities
  sold under agreements to repurchase           (451)     (6,763)     (7,214)     (6,749)     (3,463)    (10,212)
 Long-term debt and other borrowings            (120)        (10)       (130)      2,104         180       2,284
------------------------------------------------------------------------------------------------------------------
Total borrowings                                (571)     (6,773)     (7,344)     (4,645)     (3,283)     (7,928)
------------------------------------------------------------------------------------------------------------------
Total interest expense                        26,613     (55,008)    (28,395)     35,569     (12,692)     22,877
------------------------------------------------------------------------------------------------------------------
Change in net interest margin (T/E)          $11,317    $ (1,128)   $ 10,189     $ 7,669    $ (3,809)   $  3,860
==================================================================================================================

(A) Stated on a tax equivalent basis.

(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

QUARTERLY AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                                                                Year Ended December 31, 1995
-----------------------------------------------------------------------------------------------------------------------
                                            Fourth Quarter        Third Quarter      Second Quarter     First Quarter
-----------------------------------------------------------------------------------------------------------------------
                                                     Average              Average           Average             Average
                                                     Rates                Rates             Rates               Rates
(Dollars in millions)                     Average    Earned/    Average   Earned/  Average  Earned/   Average   Earned/
                                          Balance    Paid       Balance   Paid     Balance  Paid      Balance   Paid
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans and leases:
 Business (including foreign) (A)         $1,761      8.24%     $1,802     8.24%   $1,765     8.50%   $1,485     8.32%
 Construction and development                139      9.19         129     9.23       125     9.48       130     9.64
 Real estate - business                      713      8.84         728     8.83       716     9.14       615     8.91
 Real estate - personal                      990      7.93         996     7.94       984     7.76       848     7.57
 Personal banking                          1,306      8.82       1,312     8.86     1,282     8.78     1,132     8.52
 Credit card                                 457     13.77         426    13.99       405    14.19       390    13.64
-----------------------------------------------------------------------------------------------------------------------
Total loans and leases                     5,366      8.90       5,393     8.89     5,277     8.98     4,600     8.80
-----------------------------------------------------------------------------------------------------------------------
Investment securities:
 U.S. government & federal agency          1,669      6.17       1,632     6.20     1,722     6.19     1,803     6.12
 State & municipal obligations (A)           133      8.00         144     7.77       141     7.94        73     7.07
 CMO's and asset-backed securities           681      6.22         689     6.14       761     6.27       749     6.33
 Trading account securities                    5      5.83           4     5.49         3     7.45         3     5.65
 Other marketable securities (A)              46      6.76          55     5.79        75     6.00        89     6.31
 Other non-marketable securities              33      1.39          26     4.15        25     3.00        22     2.08
-----------------------------------------------------------------------------------------------------------------------
Total investment securities                2,567      6.23       2,550     6.24     2,727     6.27     2,739     6.18
-----------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
 purchased under agreements to resell        366      5.81         301     5.80        86     6.20        65     6.14
-----------------------------------------------------------------------------------------------------------------------
Total interest earning assets              8,299      7.94       8,244     7.96     8,090     8.04     7,404     7.80
-----------------------------------------------------------------------------------------------------------------------
Less allowance for loan losses               (98)                  (98)               (98)               (88)
Unrealized gain (loss) on
 investment securities                        28                    17                (19)               (84)
Cash and due from banks                      645                   640                589                555
Land, buildings and equipment -- net         210                   210                209                194
Other assets                                 224                   224                221                166
-----------------------------------------------------------------------------------------------------------------------
Total assets                              $9,308                $9,237             $8,992             $8,147
=======================================================================================================================
LIABILITIES AND EQUITY
Interest bearing deposits:
 Savings                                  $  312      2.52      $  323     2.54    $  330     2.56    $  283     2.58
 Interest bearing demand                   3,505      3.47       3,403     3.48     3,289     3.38     3,115     3.20
 Time open & C.D.'s under $100,000         2,261      5.59       2,302     5.53     2,267     5.34     1,993     4.92
 Time open & C.D.'s $100,000 & over          230      5.47         224     5.53       217     5.44       184     4.84
-----------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING DEPOSITS            6,308      4.25       6,252     4.26     6,103     4.13     5,575     3.84
-----------------------------------------------------------------------------------------------------------------------
Borrowings:
 Federal funds purchased and
  securities sold under agreements to
  repurchase                                 430      5.30         461     5.37       475     5.52       403     5.30
 Long-term debt and other borrowings          15      7.41          16     7.27        18     7.42        16     6.14
-----------------------------------------------------------------------------------------------------------------------
TOTAL BORROWINGS                             445      5.37         477     5.43       493     5.59       419     5.34
-----------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES         6,753      4.33%      6,729     4.34%    6,596     4.24%    5,994     3.95%
-----------------------------------------------------------------------------------------------------------------------
Demand - non-interest bearing deposits     1,569                 1,559              1,494              1,365
Other liabilities                             93                    66                 54                 29
Stockholders' equity                         893                   883                848                759
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY              $9,308                $9,237             $8,992             $8,147
=======================================================================================================================
NET INTEREST MARGIN (T/E)                 $   93                $   92             $   92             $   84
=======================================================================================================================
NET YIELD ON INTEREST EARNING ASSETS                  4.42%                4.42%              4.58%              4.61%
=======================================================================================================================

(A) Includes tax equivalent calculations.

QUARTERLY AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS (cont.)

                                                                Year Ended December 31, 1994
-----------------------------------------------------------------------------------------------------------------------
                                            Fourth Quarter        Third Quarter      Second Quarter     First Quarter
-----------------------------------------------------------------------------------------------------------------------
                                                     Average              Average           Average             Average
                                                     Rates                Rates             Rates               Rates
(Dollars in millions)                     Average    Earned/    Average   Earned/  Average  Earned/   Average   Earned/
                                          Balance    Paid       Balance   Paid     Balance  Paid      Balance   Paid
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans and leases:
 Business (including foreign) (A)         $1,409      7.82%     $1,409     7.35%   $1,390    6.97%    $1,362     6.27%
 Construction and development                126      8.71         125     8.78       116    7.69         95     6.90
 Real estate - business                      566      8.76         540     8.16       523    7.73        526     7.39
 Real estate - personal                      798      7.21         760     6.99       742    6.96        736     7.00
 Personal banking                          1,094      8.19       1,035     8.03       987    7.76        936     7.76
 Credit card                                 370     13.24         362    13.00       358   12.72        350    13.33
-----------------------------------------------------------------------------------------------------------------------
Total loans and leases                     4,363      8.41       4,231     8.08     4,116    7.77      4,005     7.53
-----------------------------------------------------------------------------------------------------------------------
Investment securities:
 U.S. government & federal agency          1,898      5.91       1,988     5.83     2,145    5.85      2,278     5.80
 State & municipal obligations (A)            53      7.29          44     7.63        45    7.63         44     8.00
 CMO's and asset-backed securities           736      6.16         636     5.96       556    5.88        417     5.86
 Trading account securities                    4      4.50           4     3.01         3    5.26          5     3.03
 Other marketable securities (A)              74      6.44          72     5.52        64    6.31         69     5.74
 Other non-marketable securities              20      2.57          21     2.23        21   (1.09)        21     8.67
-----------------------------------------------------------------------------------------------------------------------
Total investment securities                2,785      5.99       2,765     5.85     2,834    5.84      2,834     5.86
-----------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
 purchased under agreements to resell         91      5.15         140     4.66       116    3.99        184     3.24
-----------------------------------------------------------------------------------------------------------------------
Total interest earning assets              7,239      7.44       7,136     7.15     7,066    6.94      7,023     6.74
-----------------------------------------------------------------------------------------------------------------------
Less allowance for loan losses               (87)                  (87)               (87)               (86)
Unrealized gain (loss) on
 investment securities                       (72)                  (39)               (14)                66
Cash and due from banks                      559                   555                536                570
Land, buildings and equipment - net          193                   193                195                196
Other assets                                 166                   146                141                145
-----------------------------------------------------------------------------------------------------------------------
Total assets                              $7,998                $7,904             $7,837             $7,914
=======================================================================================================================
LIABILITIES AND EQUITY
Interest bearing deposits:
 Savings                                  $  278      2.56      $  275     2.43    $  274    2.36     $  266     2.34
 Interest bearing demand                   3,172      2.86       3,245     2.59     3,298    2.48      3,278     2.43
 Time open & C.D.'s under $100,000         1,939      4.56       1,810     4.28     1,783    4.09      1,772     4.09
 Time open & C.D.'s $100,000 & over          170      4.46         157     4.07       150    3.79        146     3.54
-----------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING DEPOSITS            5,559      3.48       5,487     3.18     5,505    3.03      5,462     2.99
-----------------------------------------------------------------------------------------------------------------------
Borrowings:
 Federal funds purchased and
  securities sold under agreements
  to repurchase                              304      4.49         315     3.89       245    3.32        286     2.59
 Long-term debt and other borrowings           7      7.79           8     7.11         7    7.77          7     7.79
-----------------------------------------------------------------------------------------------------------------------
TOTAL BORROWINGS                             311      4.56         323     3.97       252    3.44        293     2.71
-----------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES         5,870      3.54%      5,810     3.23%    5,757    3.05%     5,755     2.98%
-----------------------------------------------------------------------------------------------------------------------
Demand - non-interest bearing
 deposits                                  1,370                 1,342              1,322              1,333
Other liabilities                             30                    27                 26                 66
Stockholders' equity                         728                   725                732                760
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY              $7,998                $7,904             $7,837             $7,914
=======================================================================================================================
NET INTEREST MARGIN (T/E)                 $   83                $   81             $   79             $   75
=======================================================================================================================
NET YIELD ON INTEREST EARNING ASSETS                  4.56%                4.52%             4.45%               4.30%
=======================================================================================================================

(A) Includes tax equivalent calculations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

QUARTERLY AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS (cont.)


                                                           Year Ended December 31, 1993
-----------------------------------------------------------------------------------------------------------------
                                  Fourth Quarter       Third Quarter        Second Quarter       First Quarter
-----------------------------------------------------------------------------------------------------------------
                                            Average             Average              Average             Average
                                             Rates               Rates                Rates               Rates
(Dollars in millions)           Average     Earned/  Average    Earned/   Average    Earned/   Average    Earned/
                                Balance      Paid    Balance     Paid     Balance     Paid     Balance     Paid
-----------------------------------------------------------------------------------------------------------------
ASSETS
Loans and leases:
 Business (including
  foreign) (A)                  $1,323       6.25%   $1,288       6.25%   $1,273       6.49%   $1,241      6.43%
 Construction and development       88       7.36        92       7.76       103       7.49       129      7.53
 Real estate--business             530       7.38       493       7.62       478       7.69       472      7.74
 Real estate--personal             735       7.10       726       7.32       709       7.68       695      7.77
 Personal banking                  927       7.89       925       8.10       916       8.15       912      8.51
 Credit card                       337      13.27       322      13.36       310      13.94       317     14.38
----------------------------------------------------------------------------------------------------------------
Total loans and leases           3,940       7.57     3,846       7.70     3,789       7.90     3,766      8.05
----------------------------------------------------------------------------------------------------------------
Investment securities:
 U.S. government & federal
  agency                         2,404       5.81     2,537       5.70     2,552       5.75     2,496      5.80
 State & municipal
  obligations (A)                   42       7.40        43       7.44        39       8.10        41      8.05
 CMO's and asset-backed
  securities                       185       5.84        54       6.00        --         --        --        --
 Trading account securities          6       4.31         4       4.47         4       4.83         5      5.06
 Other marketable securities
  (A)                               64       2.80        67       5.55        76       5.79        76      5.06
 Other non-marketable
  securities                        21       4.32        21       3.42        21       3.89        21      6.04
----------------------------------------------------------------------------------------------------------------
Total investment securities      2,722       5.75     2,726       5.71     2,692       5.77     2,639      5.81
----------------------------------------------------------------------------------------------------------------
Federal funds sold and
 securities purchased under
 agreements to resell              324       3.08       290       3.06       221       3.07       296      3.15
----------------------------------------------------------------------------------------------------------------
Total interest earning assets    6,986       6.65     6,862       6.72     6,702       6.89     6,701      6.95
----------------------------------------------------------------------------------------------------------------
Less allowance for loan
 losses                            (86)                 (85)                 (83)                (80)
Cash and due from banks            619                  580                  557                 536
Land, buildings and
 equipment--net                    197                  197                  198                 195
Other assets                       155                  147                  141                 157
----------------------------------------------------------------------------------------------------------------
Total assets                    $7,871               $7,701               $7,515              $7,509
================================================================================================================
LIABILITIES AND EQUITY
Interest bearing deposits:
 Savings                        $  260       2.10    $  262       2.44    $  243       2.50    $  229      2.67
 Interest bearing demand         3,212       2.45     3,127       2.51     3,058       2.55     3,098      2.61
 Time open & C.D.'s under
  $100,000                       1,768       4.19     1,778       4.23     1,791       4.33     1,826      4.49
 Time open & C.D.'s $100,000
  & over                           142       3.63       138       3.59       137       3.65       136      3.71
----------------------------------------------------------------------------------------------------------------
Total interest bearing
 deposits                        5,382       3.04     5,305       3.11     5,229       3.19     5,289      3.29
----------------------------------------------------------------------------------------------------------------
Borrowings:
 Federal funds purchased and
  securities sold under agreements
  to repurchase                    318       2.54       337       2.58       311       2.57       310      2.52
 Long-term debt and other
  borrowings                         7       7.84         7       7.67         7       7.78         7      7.86
----------------------------------------------------------------------------------------------------------------
Total borrowings                   325       2.65       344       2.69       318       2.69       317      2.64
----------------------------------------------------------------------------------------------------------------
Total interest bearing
 liabilities                     5,707       3.01%    5,649       3.08%    5,547       3.16%    5,606      3.25%
----------------------------------------------------------------------------------------------------------------
Demand--non-interest
 bearing deposits                1,414                1,325                1,266               1,203
Other liabilities                   51                   47                   46                  60
Stockholders' equity               699                  680                  656                 640
----------------------------------------------------------------------------------------------------------------
Total liabilities and equity    $7,871               $7,701               $7,515              $7,509
================================================================================================================
Net interest margin (T/E)       $   74               $   72               $   71              $   70
================================================================================================================
Net yield on interest
 earning assets                              4.19%                4.18%                4.27%               4.23%
================================================================================================================

(A) Includes tax equivalent calculations.

INTEREST EXPENSE AND
RELATED LIABILITIES

Total interest expense (net of capitalized interest) was $275.3 million in 1995, $185.7 million in 1994, and $175.9 million in 1993. Total interest expense increased 48.3% in 1995 over 1994. If banks acquired in 1994 and 1995 are excluded, the increase would have been 29.5%. Average interest bearing liabilities totaled $6.52 billion in 1995, $5.80 billion in 1994 and $5.63 billion in 1993. The average cost was 4.22% in 1995, 3.20% in 1994 and 3.13% in 1993. Interest expense on deposits increased $75.6 million in 1995 over 1994 mainly due to increases of 80 basis points in rates paid on interest bearing demand deposits and 110 basis points in rates paid on time open and C.D.'s under $100,000. In 1994 compared to 1993, interest expense on deposits increased $7.5 million because of increases of $123.9 million in average balances of interest bearing demand deposits and $36.2 million in time open and C.D.'s under $100,000. Additionally, average rates paid on interest bearing demand deposits during 1994 increased 6 basis points. In 1993 compared to 1992, interest expense on deposits decreased $26.7 million due to an overall drop in interest rates. The average rates paid on interest bearing demand deposits decreased 64 basis points and the average rates paid on time open and C.D.'s under $100,000 decreased 94 basis points. This effect was partially offset by a $335.5 million increase in the average balance of interest bearing demand deposits.

The deposit mix has remained stable over the past several years; at year end 1995, 22% of total deposits were in non-interest bearing demand, 48% in interest bearing demand and 28% in time open and C.D.'s under $100,000. Core deposits (defined as all non-interest bearing and interest bearing deposits excluding short-term C.D.'s of $100,000 and over) supported 93% of average earning assets in 1995. Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $13.4 million in 1995 compared to 1994 because of increases in average rates paid and average balances borrowed. Average balances by major deposit category for the last six years appear on pages A-12 through A-14. The maturity schedule of time deposits of $100,000 and over outstanding at December 31, 1995, appears on page A-3.

NET INTEREST INCOME

The net interest income for 1995 was $355.7 million in 1995, $314.6 million in 1994 and $284.5 million in 1993. As shown on pages A-12 and A-13, the dollar difference between tax equivalent interest income and interest expense increased in each of the last three years. The net yield on interest earning assets stated as a percentage increased in each of the last three years for the reasons described above.

NON-INTEREST INCOME

Non-interest income totaled $133.2 million in 1995, $121.0 million in 1994 and $121.4 million in 1993. In 1995 compared to 1994, trust income increased $5.3 million, deposit account charges and other fees increased $4.7 million and miscellaneous credit card income increased $4.0 million. These increases were partially offset by a $1.5 million decrease in gains on securities transactions. Excluding banks acquired in 1994 and 1995, total non-interest income (excluding securities gains) increased 3.9% in 1995 compared to 1994. The slight decrease in 1994 from 1993 was mainly due to a $5.1 million decrease in gains on securities transactions and a $910 thousand decrease in net gains on the sales of loans and foreclosed assets. These decreases were largely offset by a $3.3 million increase in miscellaneous credit card income, a $1.4 million increase in miscellaneous fees and charges, and a $1.3 million fee collected in conjunction with the pay-off of a specific loan. The increase in miscellaneous fees and charges included increases in loan commitment fees and ATM fees. Most of the $12.8 million increase in 1993 over 1992 was due to increases in fee income. Deposit account charges and other fees increased $6.1 million, trust income increased $2.3 million, miscellaneous credit card income increased $2.1 million and

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

miscellaneous fees and charges increased $2.6 million. Net gains on the sales of loans and foreclosed assets increased $3.3 million. These increases were partially offset by a $3.8 million decrease in gains on securities transactions.

OTHER EXPENSE

Other expense totaled $305.5 million in 1995 compared to $282.1 million in 1994 and $257.3 million in 1993. The $23.4 million increase in 1995 over 1994 was mainly due to a $13.8 million increase in salaries and employee benefits. If expenses at banks acquired in 1994 and 1995 are excluded, salaries and employee benefits increased $684 thousand in 1995 compared to 1994 with a decrease of 185 full-time equivalent employees. Partially offsetting this increase was a $6.5 million decrease in F.D.I.C. insurance expense due to decreased rates. In addition, other operating expense increased $3.3 million in 1995 over 1994, mainly due to a $5.6 million increase in goodwill and core deposit premium amortization, partially offset by a $3.0 million decrease in charitable contribution expense. Excluding expenses of banks acquired in 1994 and 1995, total other expense decreased 4.1% in 1995 compared to 1994. The $24.8 million increase in 1994 over 1993 was mainly due to a $9.7 million increase in salaries and employee benefits (partly due to bank acquisitions) and a $6.1 million increase in other operating expense. Salaries and employee benefits increased because of merit and incentive raises, increases in benefit plan expense and increases in payroll taxes. The increase in operating expense included an increase of $3.4 million in charitable contribution expense and a $2.5 million reserve established for a potential contingent liability. The $31.9 million increase in 1993 over 1992 was mainly due to a $17.8 million increase in salaries and employee benefits. In addition to merit and incentive increases, full-time equivalent employees increased by over 450 during 1993, largely due to acquisitions. Occupancy expense increased $3.4 million and other operating expense increased $3.8 million, partly due to increased fees for professional services.

Through the acquisition of Union National Bank in 1995, the Company acquired certain deposits which totaled $246 million at December 31, 1995, which are insured by the Savings Association Insurance Fund (SAIF). Based on current rates, annual SAIF insurance premiums on these deposits are $560 thousand. Congress has proposed legislation to recapitalize the SAIF. If legislation is passed to do so, the Company will be required to pay a one-time assessment of as much as $1.7 million.

INCOME TAXES

Income taxes for 1995 increased $9.5 million over 1994, $1.3 million over 1993 and $10.3 million over 1992, partially due to increases in taxable income. The effective tax rate on income from operations was 36.2%, 34.9% and 36.7% in 1995, 1994 and 1993, respectively. The difference between these effective tax rates and the statutory rate of 35% is mainly due to state and local income taxes and non-deductible goodwill amortization, offset by tax exempt interest income on state and political subdivision securities. The 1994 effective tax rate was also reduced by certain non-recurring state tax credits and the contribution of an appreciated asset.

LIQUIDITY AND CAPITAL RESOURCES

The liquid assets of the Parent consist primarily of available for sale securities, which include readily marketable equity securities and commercial paper, and securities purchased under agreements to resell. Total investment securities and repurchase agreements were $79.1 million at cost and $90.1 million at fair value at December 31, 1995 ($10.0 million of which is pledged under a self-insured officer and director liability program) compared to $118.8 million at cost and $122.8 million at fair value at December 31, 1994. Total liabilities of the Parent at December 31, 1995 increased to $44.3 million compared to $9.9 million at December 31, 1994 mainly because of a $31.0 million liability recorded at year end 1995 for a significant treasury stock purchase settling in 1996. The Parent had no short-term borrowings or long-term debt at

December 31, 1995. Primary sources of funds for the Parent are dividends and management fees from its subsidiary banks, which were $124.1 million and $13.0 million, respectively, in 1995. The Parent also collected $18.0 million from subsidiary banks to reimburse data processing costs paid by the Parent. The subsidiary banks may distribute dividends without prior regulatory approval from 1996 earnings subject to maintenance of minimum capital requirements. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-
1. This credit availability, along with available secured short-term borrowings from affiliate banks, should provide adequate funds to meet any outstanding or future commitments of the Parent. Management is not aware of any factors that would cause these ratings to be adversely impacted.

The liquid assets held by bank subsidiaries also include available for sale securities, which consist mainly of investments in U.S. government and federal agency securities and mortgage-backed securities. The available for sale bank portfolio totaled $2.50 billion at December 31, 1995, including an unrealized net gain of $30.1 million. The Company (on a consolidated basis) continues to maintain a sound equity to asset ratio at 9.48%, based on 1995 average balances. At December 31, 1995, the Company and each of its banking subsidiaries met minimum risk based capital requirements. Consolidated Tier I and Total capital ratios were 12.51% and 13.73%, respectively, and the leverage ratio was 8.27%.

The cash flows from the operating, investing and financing activities of the Company in 1995 resulted in a net increase in cash and due from banks of $209.0 million over the 1994 year end balance. The cash generated by operating activities provides a high degree of liquidity. Most of the Company's investing activities arise from customer lending and the investment of funds in available for sale securities and short-term federal funds sold and repurchase agreements. The liquidity needs arising from these activities are largely satisfied by maturities of the same in addition to a major financing item, the customer deposit base. The 1995 increase was due to $522.7 million in sales and maturities of investment securities, net of purchases, a $265.7 million net increase in savings and demand deposits and $195.3 million provided from ongoing operating activities. Offsetting these cash inflows were cash outflows of $424.2 million in purchases of short-term federal funds sold and repurchase agreements, net of maturities, and $222.7 million in additional loans made, net of repayments. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet that cash flow. The Company's sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may require partial funding through one or more of these options.

The 1994 increase in cash and due from banks of $31.0 million was due to maturities of $299.4 million in short-term federal funds sold and repurchase agreements, net of purchases, $217.3 million in sales and maturities of investment securities, net of purchases, and $136.7 million provided from operating activities. Offsetting these cash inflows were cash outflows of $279.0 million in additional loans made, net of repayments, a $252.1 million net decrease in savings and demand deposits, and a $119.8 million net decrease in borrowings of federal funds purchased and repurchase agreements. The 1993 decrease of $15.9 million in cash and due from banks was mainly caused by $180.9 million in additional loans made, net of repayments, and $166.3 million in additional purchases of investment securities, net of maturities and sales, partially offset by $215.1 million in maturities of federal funds sold and securities purchased under agree-

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (cont.)

ments to resell, net of purchases, and cash provided from operating activities. In 1993, proceeds from maturing securities were $280.3 million and proceeds from sales of securities were $500.9 million. Most of these securities sales were of U.S. government and federal agency securities that were sold shortly before maturity in order to take advantage of market conditions.

During 1995, approximately $40.0 million was used to purchase treasury stock. The purchases were partially offset by exercise of stock options by employees and sales to affiliate outside directors (under a plan to invest their directors fees in Company stock) which, on a combined basis, totaled sales of $4.1 million. Acquisitions during 1995 required treasury stock valued at $12.0 million and newly issued stock of $75.7 million. During 1994, approximately $52.8 million was used to purchase treasury stock. Cash of $8.2 million was received on exercise of stock options, sales to directors and sales to employee benefit plans. In addition, bank acquisitions during 1994 required $44.5 million in treasury stock and $3.5 million in newly issued stock. During 1993, approximately $10.6 million was used to purchase treasury stock. Cash of $4.6 million was received on sales of treasury shares (excluding shares valued at $63.3 million which were issued in acquisitions). In June 1995, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of common stock, in either the open market or privately negotiated transactions, to be used for employee benefit programs and stock dividends. At December 31, 1995, the Company had acquired 1,455,000 shares under the 1995 authorization.

Various commitments and contingent liabilities arise in the normal course of business which are properly not recorded on the balance sheet. The most significant of these are loan commitments totaling $1.96 billion (excluding approximately $1.82 billion in unused approved lines of credit related to credit card loan agreements) and standby letters of credit, net of participations to non-affiliated companies, totaling $121.5 million at December 31, 1995. The Company has various other financial instruments with off-balance-sheet risk, such as commercial letters of credit, foreign exchange contracts to purchase and sell foreign currency, and an interest rate swap agreement. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

IMPACT OF RECENTLY ISSUED
ACCOUNTING STANDARDS

In 1995, the Company adopted Statements of Financial Accounting Standards No. 114 and 118, which require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The adoption of these statements did not have a material effect on the financial statements, and the Company's previous approach to valuation of impaired loans was not revised due to immateriality.

The Company will adopt SFAS No. 122 related to mortgage loan origination costs in 1996; the impact of this statement is expected to be immaterial. Also, SFAS No. 123, "Accounting for Stock-Based Compensation" will require pro forma disclosures in 1996 of net income and earnings per share as if a new accounting method based on the estimated fair value of employee stock options had been adopted. The Company has not decided if the optional accounting treatment proposed by SFAS No. 123 will be adopted.

EFFECTS OF INFLATION

The impact of inflation on financial institutions differs significantly from that exerted on industrial entities. Financial institutions are not heavily involved in large capital expenditures used in the production, acquisition or sale of products. Therefore, the direct results of inflation are limited to costs of goods and services used in operating the institution. There are, however, indirect effects of inflation such as the impact that it has on the level of loan demand. An example is the increased loan demand of customers requiring additional funds to maintain capital assets and inventories to produce and sell goods to the buying public. This demand is accelerated when customers increase borrowings for current purchases to avoid expected future price increases. Financial institutions must then meet this increased demand for loans by obtaining additional funds in the form of deposits or by raising funds through borrowings.

Higher interest rates generally follow the rising demand of borrowers and the corresponding increased funding requirements of financial institutions. Although interest rates are viewed as the price of borrowing funds, the behavior of interest rates differs significantly from the behavior of the prices of goods and services. Prices of goods and services may be directly related to that of other goods and services while the price of borrowing relates more closely to the inflation rate in the prices of those goods and services. As a result, when the rate of inflation slows, interest rates tend to decline while absolute prices for goods and services remain at higher levels. Interest rates are also subject to restrictions imposed through monetary policy, usury laws and other artificial constraints. The rate of inflation has been relatively low over the past few years.

GENERAL COMMENTS

With our country experiencing a period of relative economic growth, the banking industry has been able to improve on its financial strength. Profit margins have in general improved. Consumer confidence surveys seem to move up and down with various events locally and around the world. Many consumers still have concerns about how long this current economic climate will continue. Changes in the political arena have occurred which are touted to be the signal for major changes in federal policies and regulations which will affect us all. Stockholders in most industries are continuing to pressure management for economies of scale which frequently result in mergers and/or downsizing and individuals are continually reminded that there are no guarantees of long-term job security. Consumer uncertainty can lead to debt reduction and economic slow down.

Those in the business of banking have to sort out what we expect to happen and build plans to achieve the optimum return for stockholders along with unquestioned security and stability for both stockholders and customers. Banks must function within the boundaries established by banking regulations yet meet the high expectations of investors. Some banks have developed strategies to spur deposit growth in anticipation of future loan demand. Others are still evaluating the changes in spending patterns and are waiting to see how loan growth risks weigh against alternative investment options. Commerce looks upon these parameters with optimism as part of the challenge to be a solid, dependable partner in each community we serve while providing the right products at the right prices. In 1996, Commerce will continue to focus on extending markets with high-growth potential and improving our operating efficiencies in Missouri, Illinois and Kansas. Commerce also continues to limit loan growth to high quality, low risk credits while avoiding concentrations in any one industry. Customer service remains a primary goal. Commerce strives to offer sophisticated products designed on a personalized basis to meet our customers' needs, while maintaining emphasis on credit quality, efficiency, and cost control.

STATEMENT OF MANAGEMENT'S RESPONSIBILITY
Commerce Bancshares, Inc. and Subsidiaries

FINANCIAL STATEMENTS

Commerce Bancshares, Inc. is responsible for the preparation, integrity, and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates of management.

INTERNAL CONTROL STRUCTURE OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions over time, the effectiveness of an internal control system may vary.

Management assessed its internal control structure over financial reporting as of December 31, 1995. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Commerce Bank, N.A. (St. Louis), Commerce Bank, N.A. (Kansas City), Commerce Bank, N.A. (Wichita), and Commerce Bank, N.A. (Springfield) maintained an effective internal control structure over financial reporting as of December 31, 1995.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders as designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Commerce Bank, N.A. (St. Louis), Commerce Bank, N.A. (Kansas City), Commerce Bank, N.A. (Wichita), and Commerce Bank, N.A. (Springfield), subsidiary insured depository institutions of Commerce Bancshares, Inc., complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1995.
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and Subsidiaries as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and Subsidiaries at December 31, 1995, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP
January 31, 1996
Kansas City, Missouri

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATION The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. (Parent) and its subsidiaries (collectively, the Company) which are substantially wholly-owned. All significant intercompany accounts and transactions are eliminated in consolidation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The Company amortizes the cost in excess of the fair value of net assets acquired in purchase business combinations (goodwill) using the straight-line method over periods of 15-20 years. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including goodwill, using estimates of undiscounted future cash flows over remaining asset lives. Any impairment loss is measured by the excess of carrying values over fair values. Core deposit intangibles are amortized over a maximum of 10 years using accelerated methods.

LOANS AND COMMITMENTS Interest on loans is credited to operating income based upon the principal amount outstanding using primarily a simple interest calculation. The accrual of interest on loans is discontinued when, in management's judgment, the interest is uncollectible in the normal course of business. Interest collected on non-accrual loans is recorded on a cash basis. Loan and commitment fee income and related costs are deferred and amortized in relation to the respective loan or commitment. The Company's adoption in 1995 of Statements of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" did not have a material impact on the Company's consolidated financial position or results of operations.

SECURITIES Prior to 1994, investment securities were stated at cost, adjusted for amortization of premiums and accretion of discounts. On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and classified most of its portfolio as available for sale. Investment securities classified as available for sale are stated at fair value, with the adjustment (net of tax) being reported as a separate component of stockholders' equity. Any premiums or discounts on purchases in this category are amortized as adjustments of the related interest income. Trading account securities are carried at fair value with adjustments recorded in non-interest income. Investments in equity securities without readily determinable fair values are stated at cost, less allowances for other than temporary declines in value.

LAND, BUILDINGS AND EQUIPMENT Land is stated at cost, and buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line or declining balance method, depending on the type of asset and the year of acquisition. Maintenance and repairs are charged to expense as incurred.

PROVISION FOR LOAN LOSSES The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses, on an individual subsidiary bank basis, reflective of the risks in the loan portfolio. The estimate is based on reviews of the loan portfolio, past loan loss experience, current economic conditions and such other factors which, in the opinion of management, deserve current recognition.

INCOME TAXES The Parent and its eligible subsidiaries file consolidated income tax returns. Certain items are treated differently for financial reporting purposes than for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences, using the tax rates expected to be in effect when the related temporary differences reverse.

INCOME PER COMMON SHARE Income per share data is based on the weighted average number of common shares and common equivalent shares outstanding during each year. All per share data in this report has been restated to reflect the 5% stock dividend distributed on December 15, 1995.

CONSOLIDATED BALANCE SHEETS
Commerce Bancshares, Inc. and Subsidiaries

                                                                    December 31
--------------------------------------------------------------------------------------------
                                                          1995         1994         1993
--------------------------------------------------------------------------------------------
                                                                  (In thousands)
ASSETS
Loans and lease financing, net of unearned income      $5,317,813   $4,432,662   $4,024,075
Allowance for loan losses                                 (98,537)     (87,179)     (85,830)
--------------------------------------------------------------------------------------------
NET LOANS AND LEASE FINANCING                           5,219,276    4,345,483    3,938,245
--------------------------------------------------------------------------------------------
Investment securities:
 Held to maturity (fair value of
  $2,857,453,000 in 1993)                                     ---          ---    2,781,827
 Available for sale                                     2,552,264    2,621,342          ---
 Trading account                                            9,369        5,539        5,170
 Other non-marketable                                      33,120       18,539       18,633
--------------------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES                             2,594,753    2,645,420    2,805,630
--------------------------------------------------------------------------------------------
Federal funds sold and securities
 purchased under agreements to resell                     523,302       72,265      354,517
Cash and due from banks                                   774,852      565,805      534,785
Land, buildings and equipment - net                       210,033      191,780      195,251
Customers' acceptance liability                             9,435       15,213       14,274
Other assets                                              242,300      199,608      204,711
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                           $9,573,951   $8,035,574   $8,047,413
============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand - non-interest bearing                         $1,828,950   $1,448,422   $1,391,740
 Savings and interest bearing demand                    3,891,801    3,418,450    3,541,768
 Time open and C.D.'s of less than $100,000             2,253,390    1,942,986    1,766,351
 Time open and C.D.'s of $100,000 and over                218,951      180,572      139,611
--------------------------------------------------------------------------------------------
TOTAL DEPOSITS                                          8,193,092    6,990,430    6,839,470
--------------------------------------------------------------------------------------------
Federal funds purchased and securities
 sold under agreements to repurchase                      362,903      290,647      395,083
Long-term debt and other borrowings                        14,562        6,487        6,894
Accrued interest, taxes and other liabilities             110,176        4,599       79,072
Acceptances outstanding                                     9,435       15,213       14,274
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                       8,690,168    7,307,376    7,334,793
--------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock, $1 par value
  Authorized and unissued 2,000,000 shares                    ---          ---          ---
 Common stock, $5 par value
  Authorized 60,000,000 shares; issued 37,565,369
   shares in 1995, 33,970,106 shares in 1994 and
   32,238,438 shares in 1993                              187,827      169,851      161,192
 Capital surplus                                           84,415       54,575       17,051
 Retained earnings                                        618,388      576,331      545,424
 Treasury stock of 861,951 shares in 1995, 401,087
  shares in 1994 and 454,081 shares in 1993, at cost      (32,980)     (12,148)      (8,982)
 Unearned employee benefits                                  (716)        (295)      (2,065)
 Unrealized securities gain (loss) - net of tax            26,849      (60,116)         ---
--------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                883,783      728,198      712,620
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $9,573,951   $8,035,574   $8,047,413
============================================================================================

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                                                            For the Years Ended December 31
--------------------------------------------------------------------------------------------
(In thousands, except per share data)                         1995        1994        1993
--------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                       $457,760    $331,429    $297,798
Interest on investment securities                            161,168     163,395     153,879
Interest on federal funds sold and securities purchased
 under agreements to resell                                   12,075       5,457       8,735
--------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                        631,003     500,281     460,412
--------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits:
 Savings and interest bearing demand                         120,683      90,655      85,007
 Time open and C.D.'s of less than $100,000                  118,267      77,884      77,165
 Time open and C.D.'s of $100,000 and over                    11,430       6,213       5,038
Interest on federal funds purchased and securities sold
 under agreements to repurchase                               23,792      10,384       8,141
Interest on long-term debt and other borrowings                1,086         528         537
--------------------------------------------------------------------------------------------
Total interest expense                                       275,258     185,664     175,888
--------------------------------------------------------------------------------------------
Net interest income                                          355,745     314,617     284,524
Provision for loan losses                                     14,629       5,845      11,381
--------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          341,116     308,772     273,143
--------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Trust income                                                  33,454      28,180      27,645
Deposit account charges and other fees                        44,658      39,971      40,237
Trading account profits and commissions                        5,158       4,903       5,243
Net gains on securities transactions                             897       2,354       7,481
Miscellaneous credit card income                              23,341      19,318      16,054
Other income                                                  25,642      26,302      24,763
--------------------------------------------------------------------------------------------
Total non-interest income                                    133,150     121,028     121,423
--------------------------------------------------------------------------------------------
OTHER EXPENSE
Salaries and employee benefits                               157,853     144,015     134,355
Net occupancy expense on bank premises                        20,294      18,017      17,280
Equipment expense                                             14,256      13,159      12,216
Supplies and communication expense                            24,139      19,633      19,068
Data processing expense                                       20,997      16,837      14,041
Federal deposit insurance expense                              8,807      15,349      14,668
Marketing expense                                             11,611      10,833       7,527
Other operating expense                                       47,527      44,235      38,161
--------------------------------------------------------------------------------------------
Total other expense                                          305,484     282,078     257,316
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   168,782     147,722     137,250
Less income taxes                                             61,142      51,611      50,356
--------------------------------------------------------------------------------------------
Net income                                                  $107,640    $ 96,111    $ 86,894
============================================================================================
Net income per common and common equivalent share           $   2.85    $   2.72    $   2.49
============================================================================================
Weighted average common and common
 equivalent shares outstanding                                37,802      35,397      34,911
Cash dividends per common share                             $   .686    $   .599    $   .529
============================================================================================

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                                                                    For the Years Ended December 31
-------------------------------------------------------------------------------------------------------
(In thousands)                                                        1995          1994          1993
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                       $ 107,640     $  96,111     $  86,894
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                         14,629         5,845        11,381
  Provision for depreciation and amortization                       31,173        25,741        24,831
  Accretion of investment security discounts                        (5,656)       (1,704)         (503)
  Amortization of investment security premiums                      24,596        32,057        33,048
  Provision for deferred income taxes                                3,549        (6,651)       (4,840)
  Net gains on securities transactions                                (897)       (2,354)       (7,481)
  Net (increase) decrease in trading account securities             (4,859)        2,182        12,368
  (Increase) decrease in interest receivable                            19       (10,309)         (303)
  Increase (decrease) in interest payable                           10,863         5,033        (3,029)
  Other changes, net                                                14,204        (9,203)       (1,657)
-------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                        195,261       136,748       150,709
-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net cash received (paid) in acquisitions                           (33,226)       13,031        14,969
Proceeds from sales of held to maturity securities                     ---           ---       500,882
Proceeds from maturities of held to maturity securities                ---           ---       280,291
Purchases of held to maturity securities                               ---           ---      (947,517)
Proceeds from sales of available for sale securities               917,063       808,253           ---
Proceeds from maturities of available for sale securities          535,722       230,303           ---
Purchases of available for sale securities                        (930,080)     (821,250)          ---
Net (increase) decrease in federal funds sold and securities
 purchased under agreements to resell                             (424,202)      299,393       215,075
Net increase in loans                                             (222,684)     (278,953)     (180,867)
Purchases of premises and equipment                                (25,798)      (19,057)      (15,979)
Sales of premises and equipment                                      8,673         8,789         3,380
-------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                (174,532)      240,509      (129,766)
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand,
 savings and interest bearing demand deposits                      265,672      (252,099)      161,922
Net increase (decrease) in time open and C.D.'s                     53,208        91,804      (141,579)
Net decrease in federal funds purchased and
 securities sold under agreements to repurchase                    (59,843)     (119,777)      (32,425)
Repayment of long-term debt                                         (8,805)         (438)         (373)
Purchases of treasury stock                                        (40,024)      (52,755)      (10,629)
Sales of treasury stock to employee benefit plans                      ---         5,599         2,228
Exercise of stock options by employees                               3,294         1,756         1,587
Sales of treasury stock under directors stock purchase plan            855           797           813
Cash dividends paid on common stock                                (26,039)      (21,124)      (18,358)
-------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                 188,318      (346,237)      (36,814)
-------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                 209,047        31,020       (15,871)
Cash and cash equivalents at beginning of year                     565,805       534,785       550,656
-------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                       $ 774,852     $ 565,805     $ 534,785
=======================================================================================================

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY
COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                                                                                                 Unearned       Net
                                                     Common     Capital    Retained   Treasury   Employee   Unrealized
(In thousands)                                       Stock      Surplus    Earnings    Stock     Benefits   Gain (Loss)    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                          $161,192    $ 26,375   $456,484   $(37,021)   $(3,312)   $    --   $ 603,718
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   86,894                                       86,894
Purchase of treasury stock                                                             (10,629)                          (10,629)
Sale of stock to the employee benefit plans                          933                 1,295                             2,228
Cash dividends paid ($.529 per share)                                       (18,358)                                     (18,358)
Exercise of stock options                                           (185)                2,000                             1,815
Sale of stock under directors
  stock purchase plan                                                273                   540                               813
Pooling acquisitions, net                                        (16,380)    20,404     22,238                            26,262
Purchase acquisitions                                              5,861                12,496                            18,357
Issuance of stock under restricted
  stock award plan                                                   118                    99       (217)                    --
Restricted stock award amortization                                                                    89                     89
ESOP benefit earned                                                   56                            1,375                  1,431
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                           161,192      17,051    545,424     (8,982)    (2,065)        --     712,620
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   96,111                                       96,111
1/1/94 adoption of SFAS 115--
  net unrealized gain on
  available for sale securities                                                                               47,116      47,116
Change in unrealized gain (loss) on
  available for sale securities                                                                             (107,232)   (107,232)
Purchase of treasury stock                                                             (52,793)                          (52,793)
Sale of stock to the employee
  benefit plans                                                      184                 5,415                             5,599
Cash dividends paid ($.599 per share)                                       (21,124)                                     (21,124)
Exercise of stock options                                         (1,222)                3,137                             1,915
Sale of stock under directors
  stock purchase plan                                                                      797                               797
Purchase acquisitions                                    571       2,519                40,207                            43,297
Issuance of stock under restricted
  stock award plan                                                    15                    71        (86)                    --
5% stock dividend                                      8,088      35,992    (44,080)                                          --
Restricted stock award amortization                                                                   106                    106
ESOP benefit earned                                                   36                            1,750                  1,786
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                           169,851      54,575    576,331    (12,148)      (295)   (60,116)    728,198
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  107,640                                      107,640
Change in unrealized gain (loss) on
  available for sale securities                                                                               86,927      86,927
Purchase of treasury stock                                                             (71,368)        33                (71,335)
Cash dividends paid ($.686 per share)                                       (26,039)                                     (26,039)
Exercise of stock options                                         (2,800)                6,757                             3,957
Sale of stock under directors
  stock purchase plan                                                 (1)                  856                               855
Purchase acquisitions                                               (435)                5,315                             4,880
Pooling acquisition, net                              13,371      (4,872)    32,360      7,625                    38      48,522
Issuance of stock under restricted
  stock award plan                                                     4                   628       (632)                    --
5% stock dividend, net                                 4,605      37,944    (71,904)    29,355                                --
Restricted stock award amortization                                                                   178                    178
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          $187,827    $ 84,415   $618,388   $(32,980)   $  (716) $  26,849   $ 883,783
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Commerce Bancshares, Inc. and Subsidiaries

ACCOUNTING POLICIES

The summary of significant accounting policies of Commerce Bancshares, Inc. and Subsidiaries (Company) appears on page A-27 and is an integral part of the financial statements. Certain reclassifications were made to the 1994 and 1993 financial statements to conform to current year presentation.
================================================================================

LOANS, LEASES AND ALLOWANCE FOR LOSSES
Major classifications of loans and leases at December 31, 1995, 1994 and 1993 are as follows:

-----------------------------------------------------------------
(In thousands)                    1995        1994        1993
-----------------------------------------------------------------
Business                       $1,716,080  $1,393,979  $1,380,452
Real estate--construction         168,031     127,948      90,102
Real estate--business             695,558     586,769     533,467
Real estate--personal             983,249     813,134     734,771
Consumer                        1,258,809   1,120,366     917,683
Credit card                       496,086     390,466     367,600
-----------------------------------------------------------------
Total loans and leases         $5,317,813  $4,432,662  $4,024,075
=================================================================

Loans to directors and executive officers of the Parent and its significant subsidiaries and to their associates are summarized as follows:

------------------------------------------------------------------------
(In thousands)                       Deductions
------------------------------------------------------------------------
   Balance at                   Amounts     Amounts       Balance at
 January 1, 1995   Additions   Collected  Written Off  December 31, 1995
------------------------------------------------------------------------
    $105,434       $426,450     $396,360       --          $135,524

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 1995, to principal holders of the Company's common stock.

The Company's lending activity is generally centered in Missouri and its contiguous states. The Company maintains a diversified portfolio with no significant industry concentrations of credit risk. Loans and loan commitments are extended under the Company's normal credit standards, controls, and monitoring features. Most credit commitments are short term in nature, and maturities generally do not exceed five years. Credit terms typically provide for floating rates of interest, and fixed rates are generally not set for more than three to five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 1995, unfunded loan commitments totaled $1,960,458,000 (excluding $1,820,391,000 in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement.

A summary of the allowance for loan losses is as follows:

                                                  Years Ended December 31
--------------------------------------------------------------------------
(In thousands)                                    1995     1994     1993
--------------------------------------------------------------------------
Balance, January 1                               $87,179  $85,830  $77,149
--------------------------------------------------------------------------
Additions:
 Provision for loan losses charged to expense     14,629    5,845   11,381
 Allowance for loan losses of acquired banks      12,932    2,953    3,661
--------------------------------------------------------------------------
Total additions                                   27,561    8,798   15,042
==========================================================================
Deductions:
 Loan losses                                      23,272   15,155   15,737
 Less recoveries on loans                          7,069    7,706    9,376
--------------------------------------------------------------------------
Net loan losses                                   16,203    7,449    6,361
--------------------------------------------------------------------------
Balance, December 31                             $98,537  $87,179  $85,830
==========================================================================

Impaired loans include all non-accrual loans and loans 90 days delinquent and still accruing. Total impaired loans at December 31, 1995 approximate 1% of total loans. The net amount of interest income recorded on such loans during their impairment period was insignificant. The Company ceased recognition of interest income on loans with a book value of $16,234,000, $11,385,000 and $14,328,000 at December 31, 1995, 1994 and 1993, respectively. The interest income not recognized on these loans was $1,868,000, $2,051,000 and $2,047,000 during 1995, 1994 and 1993, respectively. Loans over 90 days delinquent and still accruing interest amounted to $15,690,000, $13,090,000 and $7,289,000 at December 31, 1995, 1994 and 1993, respectively. Real estate and other assets acquired in foreclosure amounted to approximately $3,900,000, $8,300,000 and $11,000,000 at December 31, 1995, 1994 and 1993, respectively.
================================================================================

INVESTMENT SECURITIES
A summary of the available for sale investment securities by maturity groupings as of December 31, 1995 is as follows:

                                                                                                    Weighted
                                                                  Par      Amortized      Fair       Average
(Dollars in thousands)                                           Value        Cost       Value       Yield
-------------------------------------------------------------------------------------------------------------
U.S. government and federal agency obligations:
  Within 1 year                                                $  333,062  $  334,627  $  335,758     5.85%
  After 1 but within 5 years                                    1,333,099   1,342,356   1,363,300     6.17
  After 5 but within 10 years                                       7,250       7,108       7,432     6.96
  After 10 years                                                      588         588         621     7.37
-------------------------------------------------------------------------------------------------------------
Total U.S. government and federal agency obligations           $1,673,999   1,684,679   1,707,111     6.11%
=============================================================================================================
State and municipal obligations:
  Within 1 year                                                $   26,862      27,399      27,522     5.68%
  After 1 but within 5 years                                       57,690      58,231      59,959     5.43
  After 5 but within 10 years                                      34,034      33,975      35,540     5.42
  After 10 years                                                    4,637       4,747       5,022     5.78
-------------------------------------------------------------------------------------------------------------
Total state and municipal obligations                          $  123,223     124,352     128,043     5.49%
=============================================================================================================
CMO's and asset-backed securities                              $  668,188     666,334     670,522     6.28%
=============================================================================================================
Other debt securities:
  Within 1 year                                                                 9,895       9,875
  After 1 but within 5 years                                                    1,096       1,088
  After 5 but within 10 years                                                      10           9
  After 10 years                                                                   10          10
-------------------------------------------------------------------------------------------------------------
Total other debt securities                                                    11,011      10,982
=============================================================================================================
Equity securities                                                              22,479      35,606
=============================================================================================================
Total available for sale investment securities                             $2,508,855  $2,552,264
=============================================================================================================

The unrealized gains and losses by type as of December 31, 1995, 1994 and 1993 are as follows:

                                                        1995                     1994                   1993
---------------------------------------------------------------------------------------------------------------------
                                                 Available for Sale       Available for Sale      Held to Maturity
---------------------------------------------------------------------------------------------------------------------
                                                  Gross      Gross        Gross       Gross       Gross       Gross
                                               Unrealized  Unrealized   Unrealized  Unrealized  Unrealized  Unrealized
(In thousands)                                   Gains       Losses       Gains       Losses      Gains       Losses
---------------------------------------------------------------------------------------------------------------------
U.S. government and federal
  agency obligations                            $24,172      $1,740     $ 2,585    $ 50,442     $64,798      $   23
State and municipal obligations                   3,735          44          82         674       1,665           2
CMO's and asset-backed securities                 7,119       2,931         541      55,440         591       1,847
Other debt securities                                 5          34          19         846         293           3
Equity securities                                14,901       1,774       9,233       2,129      10,521         367
---------------------------------------------------------------------------------------------------------------------
Total                                           $49,932      $6,523     $12,460    $109,531     $77,868      $2,242
=====================================================================================================================

Commerce Bancshares, Inc. and Subsidiaries

Proceeds from sales of investment securities during 1995 were $917,063,000, with gross gains of $3,188,000 and gross losses of $2,291,000 realized on those sales. Proceeds from sales of investment securities during 1994 were $808,253,000. Gross gains of $2,742,000 and gross losses of $388,000 were realized on those sales. Proceeds from sales of investment securities during 1993 were $500,882,000 with gross gains of $7,668,000 and gross losses of $187,000 realized on those sales.

Investment securities with a par value of $1,081,509,000, $1,071,004,000 and $473,596,000 were pledged at December 31, 1995, 1994 and 1993, respectively, to secure public deposits and for other purposes as required by law. Except for U.S. government and federal agency obligations, no investment in a single issuer exceeds 10% of stockholders' equity.
================================================================================

LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment consist of the following at December 31, 1995, 1994 and 1993:

------------------------------------------------------------------------------
(In thousands)                                      1995      1994      1993
------------------------------------------------------------------------------
Land                                              $ 52,146  $ 46,481  $ 44,563
Buildings and improvements                         244,413   215,357   206,165
Equipment                                          119,366   103,603    94,897
------------------------------------------------------------------------------
Total                                              415,925   365,441   345,625
Less accumulated depreciation and amortization     205,892   173,661   150,374
------------------------------------------------------------------------------
Net land, buildings and equipment                 $210,033  $191,780  $195,251
------------------------------------------------------------------------------

Depreciation expense of $19,578,000, $18,243,000 and $17,803,000 for 1995, 1994
and 1993, respectively, was included in net occupancy expense on bank premises, equipment expense and other operating expense in the Consolidated Statements of Income. Repairs and maintenance expense of $11,182,000, $9,945,000 and $8,195,000 for 1995, 1994 and 1993, respectively, was included in net occupancy expense on bank premises, equipment expense and other operating expense.
================================================================================

BORROWINGS

Short-term borrowings of the Company consisted of federal funds purchased and securities sold under agreements to repurchase by subsidiary banks of the following:

------------------------------------------------------             ------------------------
(Dollars in thousands)               For the Year                         December 31
------------------------------------------------------             ------------------------
                                                          Maximum
                                 Weighted    Average    Outstanding   Weighted
                                  Average    Balance      at any       Average    Balance
Year                               Rate    Outstanding   Month End      Rate    Outstanding
-------------------------------------------------------------------------------------------
1995                               5.4%     $442,413     $589,270       4.8%     $362,903
1994                               3.6       287,642      388,187       4.5       290,647
1993                               2.6       318,951      538,933       2.6       395,083
-------------------------------------------------------------------------------------------

Long-term debt of the Company was $14,562,000 at December 31, 1995, including $9,200,000 borrowed from the Federal Home Loan Bank by a subsidiary bank acquired in 1995. Such borrowings carry an average rate of 6.4%, and require payments of $6,200,000 and $3,000,000 in 1997 and 1998, respectively.

None of the Company's borrowings have any related compensating balance requirements which restrict the usage of Company assets. However, regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated "Cash and due from banks" from everyday usage in operation of the banks. The minimum reserve requirements for the subsidiary banks at December 31, 1995 totaled $182,599,000.

Cash payments for interest on deposits and borrowings during 1995, 1994 and 1993 on a consolidated basis amounted to $264,503,000, $180,645,000 and $178,919,000, respectively.

INCOME TAXES
Total income taxes for 1995, 1994 and 1993 were allocated as shown in the following tables:

Income tax expense from operations for the years ended December 31, 1995, 1994 and 1993 consists of:

---------------------------------------------------------------------------------------------------------------
(In thousands)                                                        Current         Deferred          Total
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
 U.S. Federal                                                         $52,639         $  3,549         $56,188
 State and local                                                        4,954              ---           4,954
---------------------------------------------------------------------------------------------------------------
                                                                      $57,593         $  3,549         $61,142
===============================================================================================================
Year ended December 31, 1994:
 U.S. Federal                                                         $54,113         $ (6,651)        $47,462
 State and local                                                        4,149              ---           4,149
---------------------------------------------------------------------------------------------------------------
                                                                      $58,262         $ (6,651)        $51,611
===============================================================================================================
Year ended December 31, 1993:
 U.S. Federal                                                         $49,956         $ (4,840)        $45,116
 State and local                                                        5,240              ---           5,240
---------------------------------------------------------------------------------------------------------------
                                                                      $55,196         $ (4,840)        $50,356
===============================================================================================================

Income tax expense (benefits) allocated directly to stockholders' equity for the years ended December 31, 1995, 1994 and 1993 consists of:

---------------------------------------------------------------------------------------------------------------
(In thousands)                                                         1995            1994             1993
---------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on securities available for sale               $53,447         $(36,887)        $   ---
Compensation expense for tax purposes in
 excess of amounts recognized for financial
 reporting purposes                                                      (324)            (114)           (228)
Deductible dividends paid on unallocated shares
 held by the ESOP                                                         ---              (36)            (56)
---------------------------------------------------------------------------------------------------------------
Income tax expense (benefits) allocated to stockholders' equity       $53,123         $(37,037)        $  (284)
===============================================================================================================

Actual income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 35% as a result of the following:

---------------------------------------------------------------------------------------------------------------
(In thousands)                                                         1995            1994             1993
---------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                                       $59,073         $ 51,703         $48,038
Increase (reduction) in income taxes resulting from:
 Amortization of goodwill                                               1,444              724             797
 Tax exempt income                                                     (2,829)          (1,392)         (1,610)
 Tax deductible dividends on allocated
  shares held by the Company's ESOP                                      (665)            (567)           (530)
 State and local income taxes, net of
  Federal income tax benefit                                            3,631            2,159           3,406
 Other, net                                                               488           (1,016)            255
---------------------------------------------------------------------------------------------------------------
Total income tax expense                                              $61,142         $ 51,611         $50,356
===============================================================================================================

Commerce Bancshares, Inc. and Subsidiaries

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995, 1994 and 1993 are presented below:

---------------------------------------------------------------------------
(In thousands)                                     1995     1994     1993
---------------------------------------------------------------------------
Deferred tax assets:
 Loans, principally due to allowance for
  loan losses                                    $41,956   $42,037  $40,498
 Unrealized loss on securities
  available for sale                                   -    36,887        -
 Foreclosed property, due to
  writedowns for financial reporting purposes        629     1,424    1,142
 Unearned fee income, due to earlier
  recognition for tax purposes                     1,630     1,544    1,419
 Deferred compensation, principally due
  to accrual for financial reporting purposes        930       715      543
 Accrued expenses, principally due to accrual
  for financial reporting purposes                 2,645     1,737      704
 Net operating loss carryforwards of
  acquired companies                                 572       780      706
 Other                                               503       219      185
---------------------------------------------------------------------------
Total gross deferred tax assets                   48,865    85,343   45,197
---------------------------------------------------------------------------
Deferred tax liabilities:
 Investment securities, principally due
  to discount accretion                            2,338       713      312
 Capitalized interest                                952     1,321      857
 Unrealized gain on securities
  available for sale                              16,560         -        -
 Land, buildings and equipment, principally
  due to write-up in value in purchase
  accounting entries for financial reporting      19,426    17,311   19,656
 Core deposit intangible, principally due to
  purchase accounting entries for
  financial reporting                              9,979     3,786    4,185
 Pension benefit obligation, due to
  recognition of the excess pension
  asset for financial reporting purposes           2,725     3,025    3,311
 Other                                                 4        12       33
---------------------------------------------------------------------------
Total gross deferred tax liabilities              51,984    26,168   28,354
---------------------------------------------------------------------------
Net deferred tax asset (liability)               $(3,119)  $59,175  $16,843
---------------------------------------------------------------------------

Cash payments of income taxes, net of refunds and interest received, amounted to $52,268,000, $56,887,000 and $54,644,000 on a consolidated basis during 1995,
1994 and 1993, respectively.   The Parent made cash payments of income taxes of
$2,211,000 in 1993, and had net receipts of $3,010,000 in 1995 and $4,170,000 in
1994 from tax benefits.

EMPLOYEE BENEFIT PLANS

Employee benefits charged to operating expenses aggregated $21,207,000, $20,036,000 and $16,658,000 for 1995, 1994 and 1993, respectively. These benefits include payroll taxes, group insurance and retirement plans. Substantially all of the Company's employees are covered by a noncontributory defined benefit pension plan. Participants are fully vested after five years of service and the benefits are based on years of participation and average annualized earnings. The Company's funding policy is to contribute funds to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution may not be made in a particular year. The following items are components of the net pension cost for the years ended December 31, 1995, 1994 and 1993:

----------------------------------------------------------------------------
(In thousands)                                    1995      1994      1993
----------------------------------------------------------------------------
Service cost-benefits earned during the year     $ 2,311   $ 2,183   $ 1,737
Interest cost on projected benefit obligation      3,152     3,080     2,843
Actual plan assets value (increase) decrease      (8,219)    1,287    (4,123)
Net amortization and deferral                      3,695    (5,732)     (355)
----------------------------------------------------------------------------
Net periodic pension cost                        $   939   $   818   $   102
============================================================================

The following table sets forth the pension plan's funded status, using a valuation date of September 30, 1995, 1994 and 1993:

                                                                 (In thousands)
---------------------------------------------------------------------------------------
                                                           1995       1994       1993
---------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
 Accumulated benefit obligation, including vested
   benefits of $36,186,000 in 1995, $34,754,000 in
   1994 and $35,213,000 in 1993                          $(36,495)  $(35,429)  $(35,609)
 Additional benefits based on estimated
   future salary levels                                   (11,499)    (7,986)    (5,037)
---------------------------------------------------------------------------------------
   Projected benefit obligation                           (47,994)   (43,415)   (40,646)
Plan assets at fair value                                  54,642     49,943     54,930
---------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation       6,648      6,528     14,284
Unrecognized net loss from past experience
  different from that assumed and effects of
  change in assumptions                                     7,475      7,790      1,151
Prior service benefit not yet recognized in
  net pension cost                                         (1,965)      (583)      (243)
Unrecognized net transition asset being
  recognized over 15 years                                 (4,468)    (5,106)    (5,745)
---------------------------------------------------------------------------------------
Prepaid pension cost included in other assets            $  7,690   $  8,629   $  9,447
---------------------------------------------------------------------------------------

The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.75% for 1995 and 7.00% for 1994 and 1993. The rate of increase in future compensation levels was 5.00% for all three years presented. The long-term rate of return used was 8.00% for 1995, 7.00% for 1994 and 7.50% for 1993. At December 31, 1995, approximately 80% of plan assets were invested in U.S. government bonds and corporate equities.

In addition to the pension plan, substantially all of the Company's employees are covered by a contributory defined contribution plan, the Participating Investment Plan. Under the plan, the Company makes matching contributions, which aggregated $2,352,000 in 1995, $838,000 in 1994 and $755,000 in 1993.

Commerce Bancshares, Inc. and Subsidiaries

The Company formed an employee stock ownership plan (ESOP) in 1987 and borrowed funds from an unaffiliated lender to acquire shares for the ESOP. The unpaid balance of the loan, which was $1,750,000 at December 31, 1993, was included in other liabilities in the accompanying balance sheet. The unpaid balance represented unearned compensation and was recorded as a reduction of stockholders' equity in the accompanying 1993 balance sheet. The remaining balance of the loan was repaid in December 1994, and the ESOP assets were merged into the Participating Investment Plan. The Company's contributions to the ESOP charged to salaries and employee benefits aggregated $368,000, $1,359,000 and $1,376,000 in 1995, 1994 and 1993, respectively.

--------------------------------------------------------------------------------

STOCK OPTION PLANS, RESTRICTED STOCK AWARDS AND DIRECTORS STOCK PURCHASE PLAN*

The Company has reserved 5,328,750 shares of its common stock for issuance under various stock option plans offered to certain key employees of the Company and its subsidiaries. Options are granted, by action of the Board of Directors, to acquire stock at fair market value at the date of the grant, for a term of 5 to 10 years. At December 31, 1995, 3,192,545 shares remain available for option grants under these programs. The following table summarizes option activity over the last three years and current options outstanding.


                                          Number of       Option Price
                                           Shares          Per Share
------------------------------------------------------------------------
Outstanding -- December 31, 1992            819,347     $9.52 to $22.68
 Granted                                    238,967      26.53 to 29.18
 Canceled                                    (2,067)         21.16
 Exercised                                 (139,286)      9.52 to 22.68
------------------------------------------------------------------------
Outstanding -- December 31, 1993            916,961     $11.19 to $29.18
 Granted                                    252,898          28.34
 Canceled                                    (5,346)     21.16 to 29.18
 Exercised                                 (136,078)     12.09 to 21.16
------------------------------------------------------------------------
Outstanding -- December 31, 1994          1,028,435     $11.19 to $29.18
 Granted                                    295,375      27.62 to 29.29
 Canceled                                   (23,600)     27.62 to 29.29
 Exercised                                 (224,276)     11.19 to 29.29
------------------------------------------------------------------------
Outstanding -- December 31, 1995          1,075,934     $13.98 to $29.29
========================================================================

                                                               Shares          Price
                                                               -------    ----------------
Options exercisable:                      December 31, 1995    694,094    $13.98 to $29.29
Additional options become exercisable:    During 1996          181,425     26.53 to 29.29
                                          During 1997          129,127     27.62 to 29.29
                                          During 1998           71,288     27.62 to 29.29

The options expire as follows:  115,743 in 1996; 220,535 in 2002; 221,707 in
2003; 233,387 in 2004 and 284,562 in 2005.

The Company has a restricted stock award plan under which 165,375 shares of common stock are reserved at December 31, 1995. The plan allows for awards to key employees, by action of the Board of Directors, with restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the restriction period. The restriction period may not exceed 10 years. The Company issued awards totaling 21,932 shares in 1995, 3,031 shares in 1994 and 7,442 shares in 1993, resulting in deferred compensation amounts of $632,000, $86,000 and $217,000, respectively. Approximately $178,000, $106,000 and $89,000 was amortized to salaries expense in 1995, 1994 and 1993, respectively. Unamortized deferred compensation of $716,000, $295,000 and $315,000 has been recorded as a reduction of stockholders' equity at December 31, 1995, 1994 and 1993, respectively.

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors' fees to purchase Company stock at market value each month-end. Remaining shares reserved for this plan total 10,216 at December 31, 1995. Shares purchased each year and the average price of such purchases for the last three years are as follows:

                                   Shares     Price
                           ------------------------
                           1995    26,616    $32.15
                           ------------------------
                           1994    28,629    $27.84
                           ------------------------
                           1993    30,140    $26.95
                           ------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" will require pro forma disclosures in 1996 of net income and earnings per share as if a new accounting method based on the estimated fair value of employee stock options had been adopted. The Company has not yet decided if the optional accounting treatment proposed by SFAS No. 123 will be adopted.

*All share and per share amounts in this note have been restated for the 5% stock dividend distributed on the $5 par common stock in December 1995.
--------------------------------------------------------------------------------

COMMON STOCK

Under a Rights Agreement with First Chicago Trust Company of New York, as Rights Agent, dated August 23, 1988, certain rights have attached to the common stock. Under certain circumstances relating to the acquisition of, or tender offer for, a specified percentage of the Company's outstanding common stock, holders of the common stock may exercise the rights and purchase shares of Series A Preferred Stock or, at a discount, common stock of the Company or an acquiring company.

In June 1995, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of common stock, in either the open market or privately negotiated transactions, in order to provide future funding for employee benefit programs and stock dividends. This action began after the completion of the stock repurchase program authorized in 1994. Approximately 1,455,000 shares have been acquired under the 1995 approval through December 31, 1995.

On December 15, 1995, the Company distributed its second consecutive 5% stock dividend on the $5 par common stock. All per share data in this report has been restated to reflect the stock dividend. The table below is a summary of share activity in 1995.


                                                     Issued      Treasury
                                                     Shares       Shares
        -----------------------------------------------------------------
        December 31, 1994                          33,970,106     401,087
        Purchases of treasury stock                         -   2,029,398
        Sales under employee and director plans             -    (262,878)
        Issuance in acquisitions, net               2,674,299    (430,221)
        5% stock dividend                             920,964    (875,435)
        -----------------------------------------------------------------
        December 31, 1995                          37,565,369     861,951
        =================================================================

Commerce Bancshares, Inc. and Subsidiaries

ACQUISITIONS

During 1995, the Company acquired four banks with an aggregate purchase price of $181.8 million. Three of the acquisitions were accounted for under the purchase method of accounting and one was accounted for as a pooling of interests. The Company issued common stock valued at $82.8 million in its acquisition of The Peoples Bank of Bloomington, Illinois, in March 1995 in a transaction recorded under the pooling of interests method of accounting. The Peoples Bank had assets of $444 million at the date of acquisition. Union National Bank of Wichita, Kansas, was acquired for cash of $86.7 million in April 1995 in a transaction accounted for under the purchase method of accounting. Union National Bank had assets of $673 million at the acquisition date. In March and May 1995, the Company acquired the Cotton Exchange Bank in Kennett, Missouri, and the Chillicothe State Bank in Chillicothe, Illinois. Aggregate consideration paid in these two transactions, which were accounted for using the purchase method, consisted of cash of $7.4 million and treasury stock valued at $4.9 million. Total goodwill and core deposit intangible assets recorded by the Company in connection with the three purchase acquisitions was $64.9 million.

During 1994, the Company acquired five banks in transactions which were all accounted for as purchases. The aggregate purchase price of these acquisitions was $50.7 million, and included treasury stock valued at $44.5 million, new common stock valued at $3.5 million, and $2.7 million of cash. Total assets of acquired banks aggregated $376 million. Goodwill and core deposit intangible assets recorded as a result of these acquisitions was $11.6 million.

During 1993, the Company acquired five banks, three of which were accounted for as purchases and two of which were accounted for as poolings. Total consideration paid by the Company consisted of cash of $1.2 million and common stock valued at $63.3 million. Total assets of acquired banks aggregated $429 million. In connection with the purchase acquisitions, the Company recorded goodwill and core deposit intangible assets aggregating $4.5 million.

Financial statements for periods prior to the consummation of acquisitions accounted for as poolings have not been restated because such restated amounts do not differ materially from the Company's historical financial statements. The following schedule summarizes pro forma consolidated financial data as if the 1994 and 1995 acquisitions had been consummated on January 1, 1994:

(In thousands, except per share data)             1995      1994
------------------------------------------------------------------
Net interest income plus non-interest income    $497,653  $497,697
Net income                                       103,909   101,737
Net income per share                                2.71      2.58
==================================================================

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of estimated fair values for financial instruments held by the Company. Fair value estimates, methods and assumptions are set forth below.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD AND
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The carrying amounts for federal funds sold and securities purchased under agreements to resell approximate fair value because they generally mature in 90 days or less and present little or no risk. The fair values of the debt and equity instruments in the held to maturity, available for sale and trading sections of the investment security portfolio are estimated based on prices published in financial newspapers or bid quotations received from securities dealers. The fair value of those equity investments for which a market source is not readily available is estimated at carrying value. Carrying value and estimated fair value of these investments are shown below:

                                        December 31, 1995       December 31, 1994       December 31, 1993
-----------------------------------------------------------------------------------------------------------
(In thousands)                        Carrying    Estimated   Carrying    Estimated   Carrying   Estimated
                                       Amount     Fair Value   Amount     Fair Value   Amount    Fair Value
-----------------------------------------------------------------------------------------------------------
Investment securities:
   Held to maturity                  $       --  $      --   $      --   $      --   $2,781,827  $2,857,453
   Available for sale                 2,552,264   2,552,264   2,621,342   2,621,342          --          --
   Trading account                        9,369       9,369       5,539       5,539       5,170       5,170
   Other non-marketable                  33,120      33,120      18,539      18,539      18,633      18,633
Federal funds sold and securities
   purchased under agreements
   to resell                            523,302     523,302      72,265      72,265     354,517     354,517
-----------------------------------------------------------------------------------------------------------

A breakdown of investment securities by category and maturity is provided in the financial statements note on Investment Securities. The above fair value estimates are based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications or estimated transaction costs.

LOANS

Fair values are estimated for various groups of loans segregated by 1) type of loan, 2) fixed/adjustable interest terms and 3) performing/non-performing status.

The fair value of performing loans, except student, home equity and credit card loans, is calculated by discounting scheduled cash flows through contractual maturity using market rates that reflect credit and interest rate risk. The cash flows through maturity for individual loans are aggregated for the Company's asset/liability analysis. Rate forecasts are purchased from an outside company specializing in rate forecasting. Discount rates are computed for each loan category using these rate forecasts adjusted by the Company's interest spread and other considerations management deems necessary. Student loans, included in the Consumer category, are valued under the Company's current contract with SALLIE MAE. The home equity loans, also included in the Consumer category, reprice monthly and their fair value approximates carrying value. Fair value of non-accrual loans approximates their carrying value, because such loans are recorded at the appraised or estimated recoverable value of the collateral or the underlying cash flow.

Estimated fair value of credit card loans approximates the existing balances outstanding at year end because management believes the current credit card yield is equal to the current market rate for similar instruments. This estimate does not include the additional value that relates to future cash flows from new loans generated from existing card holders over the estimated life of the customer relationship.

Commerce Bancshares, Inc. and Subsidiaries

The following table represents the carrying value and calculated fair value of loans:

(Dollars in thousands)                         Average     Estimated
                                 Carrying     Historical    Discount    Estimated
December 31, 1995                Amount(A)     Yield(B)       Rate      Fair Value
-----------------------------------------------------------------------------------
Business                       $1,704,657        8.14%         7.83%    $1,711,086
Real estate--construction         167,914        9.03          8.84        167,494
Real estate--business             692,253        8.72          8.90        687,443
Real estate--personal             980,631        7.97          6.94        995,866
Consumer                        1,247,200        9.22          9.82(C)   1,245,824
Credit card                       496,086       12.21         12.21        496,086
Non-accrual                        16,234          --            --         16,234

December 31, 1994
-----------------------------------------------------------------------------------
Business                        1,387,067        8.05          8.37      1,388,098
Real estate--construction         128,173        8.92          9.66        127,585
Real estate--business             583,517        8.57          9.23        579,260
Real estate--personal             810,674        7.24          6.98        808,780
Consumer                        1,108,934        8.97          9.34(C)   1,110,008
Credit card                       390,466       12.03         12.03        390,466
Non-accrual                        11,385          --            --         11,385

December 31, 1993
-----------------------------------------------------------------------------------
Business                        1,372,065        6.00          6.28      1,374,726
Real estate--construction          90,341        6.92          7.27         90,342
Real estate--business             528,215        7.35          7.39        528,977
Real estate--personal             733,301        6.89          6.62        737,534
Consumer                          907,751        8.60          8.11(C)     916,689
Credit card                       367,600       11.91         11.91        367,600
Non-accrual                        14,328          --            --         14,328
-----------------------------------------------------------------------------------

(A) "Carrying Amount" excludes deferred or unamortized fees and costs related to the loan transaction.
(B) "Average Historical Yield" is the weighted average stated interest rate per the loan agreement on principal outstanding at year end, excluding any fees that may also be collected.
(C) The discount rate shown relates to the loan principal in the Consumer category other than the student loan principal which was valued as discussed above.

DEPOSITS

Statement 107 specifies that the fair value of deposits with no stated maturity is equal to the amount payable on demand. Such deposits include savings and interest and non-interest bearing demand deposits. The fair value of certificates of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the three-month Treasury indices and yield curves supplied by an external company specializing in rate forecasting. Discount rates are computed for each deposit category using these rate forecasts adjusted by the Company's interest spread and other considerations management deems necessary.

                                     December 31, 1995      December 31, 1994       December 31, 1993
---------------------------------------------------------------------------------------------------------
(In thousands)                     Carrying   Estimated    Carrying   Estimated    Carrying   Estimated
                                    Amount   Fair Value     Amount   Fair Value     Amount   Fair Value
---------------------------------------------------------------------------------------------------------
Non-interest bearing demand       $1,828,950  $1,828,950  $1,448,422  $1,448,422  $1,391,740  $1,391,740
Savings                              305,323     305,323     275,429     275,429     261,650     261,650
Interest bearing demand            3,586,478   3,586,478   3,143,021   3,143,021   3,280,118   3,280,118
Time open and certificates
  of deposit:
  Maturing in less than 1 year     1,775,924   1,779,138   1,460,209   1,449,293   1,365,536   1,367,385
  Maturing in 1 year and over        696,417     706,659     663,349     624,829     540,426     544,275
---------------------------------------------------------------------------------------------------------

The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds.

BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase mature or reprice within 90 days; therefore, their fair value approximates carrying value. The fair value of long-term debt is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

                                      December 31, 1995      December 31, 1994      December 31, 1993
---------------------------------------------------------------------------------------------------------
(In thousands)                       Carrying   Estimated   Carrying   Estimated   Carrying   Estimated
                                      Amount    Fair Value   Amount    Fair Value   Amount    Fair Value
---------------------------------------------------------------------------------------------------------
Federal funds purchased and
  securities sold under agreements
  to repurchase                      $362,903   $362,903    $290,647   $290,647    $395,083   $395,083
Long-term debt                         14,562     15,533       6,487      7,794       6,894      8,690
---------------------------------------------------------------------------------------------------------

ACCRUED INTEREST RECEIVABLE AND PAYABLE

The carrying amounts for accrued interest receivable and payable approximate fair value due to their short-term nature and lack of anticipated credit concerns.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material.

Foreign exchange contracts are generally executed at a customer's request and an offsetting contract is executed, eliminating the Company's exposure. An interest rate swap contract was entered into by the Company to limit its interest rate risk on a single group of customer credits. The fair value of these contracts is determined by contacting appropriate brokers for the current cost of selling, purchasing or closing out the various contracts. The fair values of the foreign exchange contracts and interest rate swap are not material.

These instruments are also referenced in either the financial statements notes on Financial Instruments with Off-Balance-Sheet Risk or Loans, Leases and Allowance for Losses.

LIMITATIONS

Fair value estimates are made at a specific point in time based on relevant market information. They do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for many of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, risk characteristics and economic conditions. These estimates are subjective, involve uncertainties and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Commerce Bancshares, Inc. and Subsidiaries

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company engages in various transactions with off-balance-sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance-sheet instruments. Issuance of standby and commercial letters of credit beneficially assist customers engaged in a wide range of commercial enterprise and international trade. Standby letters of credit serve as payment assurances to a third party in the event the bank's customer fails to perform its financial and/or contractual obligations. Most expire over the next 12 months and are secured by 1) a line of credit with, 2) a certificate of deposit held by, 3) marketable securities held by, or 4) a deed of trust held by a banking subsidiary. At December 31, 1995, standby letters of credit outstanding of the banking subsidiaries amounted to $121,477,000, net of $1,785,000 participated to non-affiliated companies. Commercial letters of credit generally finance the purchase of imported goods and provide a payment engagement against presentation of documents meeting the terms and conditions set forth in the letter of credit instrument. There were $23,928,000 outstanding commercial letters of credit at December 31, 1995. Losses arising from these transactions have not been and are not expected to be material.

Commerce Bank, N.A. (Kansas City) and Commerce Bank, N.A. (St. Louis) enter into foreign exchange contracts to purchase and sell foreign currency. Most of the contracts offset each other and risk arises only if one of the contracts is not performed and the currency must be bought or sold at the prevailing market rate. Commerce Bank, N.A. (St. Louis) has entered into an interest rate swap contract to limit its interest rate risk on a single group of customer credits. The notional value of these contracts was $221,371,000 at December 31, 1995. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $3,854,000 at December 31, 1995.

See financial statements note on Loans, Leases and Allowance for Losses for a discussion of unfunded loan commitments.
================================================================================

REGULATORY CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier I capital to total average assets (leverage ratio), and minimum ratios of Tier I and Total capital to risk-weighted assets (as defined). The minimum required leverage ratio is 4%, the minimum Tier I capital ratio is 4%, and the minimum Total capital ratio is 8%. The Company's actual capital amounts and ratios at the last three year ends are as follows:

------------------------------------------------------------------
(In thousands)                 1995         1994          1993
------------------------------------------------------------------
Risk-Weighted Assets        $6,045,112   $5,090,588   $4,621,407
Tier I Capital              $  756,452   $  744,592   $  676,334
Total Capital               $  829,784   $  807,213   $  733,634
Tier I Capital Ratio            12.51%       14.63%       14.63%
Total Capital Ratio             13.73%       15.86%       15.87%
Leverage Ratio                   8.27%        9.29%        8.64%
------------------------------------------------------------------

Management believes that, at December 31, 1995, the Company meets all capital requirements to which it is subject.

COMMITMENTS AND CONTINGENCIES

The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $2,079,000, $1,619,000 and $1,257,000 for 1995, 1994 and 1993, respectively. A summary of minimum lease commitments follows:

------------------------------------------------------------------------
(In thousands)                         Type of Property
------------------------------------------------------------------------
  Year Ended                           Real                     Total
  December 31                        Property    Equipment   Commitments
------------------------------------------------------------------------
     1996                             $ 2,025       $323      $ 2,348
     1997                               1,839        281        2,120
     1998                               1,749        132        1,881
     1999                               1,599         --        1,599
     2000                               1,446         --        1,446
     After                             20,999         --       20,999
------------------------------------------------------------------------
     Total minimum lease payments                             $30,393
========================================================================


All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments will not be less than the amounts shown for 1996.

The Company incurred expense of $8,648,000 in 1995, $7,139,000 in 1994 and $6,304,000 in 1993 under an agreement to outsource certain data processing services. Future payments will adjust for inflation and transaction volume.

The Company owns approximately 51% interest in a venture capital partnership, with an original commitment to fund $15,456,000 over the ten-year life of the partnership. Contributions to the partnership were $3,030,000 in 1995, $1,515,000 in 1994 and $1,821,000 in 1993.

In the normal course of business, the Company had certain lawsuits pending at December 31, 1995. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

Commerce Bancshares, Inc. and Subsidiaries

PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

(In thousands)                                                        December 31
---------------------------------------------------------------------------------------------
CONDENSED BALANCE SHEETS                                     1995          1994       1993
---------------------------------------------------------------------------------------------
ASSETS
Investment in consolidated subsidiaries:
 Banks                                                     $794,826      $575,344   $627,355
 Non-banks                                                   24,081        23,215     26,323
Receivables from subsidiaries, net of borrowings              8,498         7,139        386
Cash                                                            396            93        197
Securities purchased under agreements to resell              42,168        76,672     20,309
Investment securities:
 Held to maturity (fair value of $39,429,000
  in 1993)                                                      ---           ---     32,426
 Available for sale                                          39,872        40,302        ---
 Other non-marketable                                         8,019         5,856      4,726
Other assets                                                 10,255         9,515      9,754
---------------------------------------------------------------------------------------------
Total assets                                               $928,115      $738,136   $721,476
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued taxes
 and other liabilities                                     $ 44,332      $  9,938   $  8,856
---------------------------------------------------------------------------------------------
Total liabilities                                            44,332         9,938      8,856
---------------------------------------------------------------------------------------------
Stockholders' equity                                        883,783       728,198    712,620
---------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $928,115      $738,136   $721,476
=============================================================================================

(In thousands)                                              For the Years Ended December 31
---------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF INCOME                                 1995        1994       1993
---------------------------------------------------------------------------------------------
INCOME
Dividends received:
 Bank subsidiaries                                         $124,129      $129,104   $ 33,238
 Non-bank subsidiaries                                          ---         3,795      2,800
Earnings of consolidated subsidiaries, net of dividends     (13,057)      (34,827)    52,898
Interest on investment securities                             2,992         1,871      1,401
Interest on securities purchased
 under agreements to resell                                     228           565        174
Management fees charged subsidiaries                         13,024        12,867     11,233
Data processing fees charged subsidiaries                    18,030        16,817     14,216
Net gains on securities transactions                            226           442      2,609
Other income                                                    201            23        149
---------------------------------------------------------------------------------------------
Total income                                                145,773       130,657    118,718
---------------------------------------------------------------------------------------------

EXPENSE
Salaries and employee benefits                               19,992        19,118     17,365
Advertising expense                                             207           440         72
External data processing expense                              8,658         7,143      5,677
Other expense                                                10,354        10,876     10,162
---------------------------------------------------------------------------------------------
Total expense                                                39,211        37,577     33,276
---------------------------------------------------------------------------------------------
Income tax expense (benefit)                                 (1,078)       (3,031)    (1,452)
---------------------------------------------------------------------------------------------
Net income                                                 $107,640      $ 96,111   $ 86,894
=============================================================================================


(In thousands)                                                       For the Years Ended December 31
--------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                  1995              1994       1993
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                        $ 107,640         $ 96,111   $  86,894
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Earnings of consolidated subsidiaries, net of dividends             13,057           34,827     (52,898)
 Other adjustments, net                                               3,521            1,441      (3,985)
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           124,218          132,379      30,011
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Cash paid in acquisitions                                           (94,102)               -           -
Increase in investment in subsidiaries, net                          (4,283)            (433)     (1,668)
(Increase) decrease in receivables
 from subsidiaries, net of borrowings                                (1,359)          (6,753)      7,459
Proceeds from sales of investment securities                         12,943            3,634       5,308
Proceeds from maturities of investment securities                   263,557           58,503     168,043
Purchases of investment securities                                 (271,748)         (65,423)   (168,016)
Net (increase) decrease in securities purchased
 under agreements to resell                                          34,504          (56,363)    (15,309)
Net (purchases) sales of equipment                                   (1,513)              79      (1,607)
--------------------------------------------------------------------------------------------------------
Net cash used by investing activities                               (62,001)         (66,756)     (5,790)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Purchases of treasury stock                                         (40,024)         (52,755)    (10,629)
Sales of treasury stock                                               4,149            8,152       4,628
Cash dividends paid on common stock                                 (26,039)         (21,124)    (18,358)
--------------------------------------------------------------------------------------------------------
Net cash used by financing activities                               (61,914)         (65,727)    (24,359)
--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                             303             (104)       (138)
Cash at beginning of year                                                93              197         335
--------------------------------------------------------------------------------------------------------
Cash at end of year                                               $     396         $     93   $     197
========================================================================================================

Dividends paid by the Parent were substantially provided from subsidiary bank dividends. The subsidiary banks may distribute dividends without prior regulatory approval from 1996 earnings subject to maintenance of minimum capital requirements.

The Parent charges fees to its subsidiaries for management services provided, which are allocated to the subsidiaries based primarily on total average assets. The Parent also charges data processing fees, which are allocated to the subsidiaries based on transaction volume.

The Parent makes advances to certain non-banking subsidiaries and subsidiary bank holding companies. Advances are made to the Parent by certain subsidiary bank holding companies for investment in temporary liquid securities. Interest on such advances is based on market rates.

At December 31, 1995, the Parent had a line of credit for general corporate purposes of $20,000,000 with a subsidiary bank. At December 31, 1995, the Parent had no borrowings from the subsidiary.

Investment securities held by the Parent, which consist primarily of common stock and commercial paper, included an unrealized gain in fair value of $10,968,000 at December 31, 1995. The corresponding net of tax unrealized gain included in stockholders' equity was $6,851,000. Also included in stockholders' equity was the unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $19,998,000 at December 31, 1995.

Under a security agreement related to self-insurance for officer and director liability, $10,000,000 in market value of the Parent company's investment securities were pledged at December 31, 1995.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993

                                                   For the Quarter Ended
------------------------------------------------------------------------------------
(In thousands, except per share data)     12/31/95    9/30/95    6/30/95    3/31/95
------------------------------------------------------------------------------------
Interest income                           $164,672   $164,091   $160,644   $141,596
Interest expense                           (73,603)   (73,590)   (69,756)   (58,309)
------------------------------------------------------------------------------------
Net interest income                         91,069     90,501     90,888     83,287
Non-interest income                         36,469     34,194     31,899     30,588
Salaries and employee benefits             (39,901)   (41,156)   (39,650)   (37,146)
Other expense                              (38,384)   (35,849)   (38,934)   (34,464)
Provision for loan losses                   (5,939)    (3,927)    (1,930)    (2,833)
------------------------------------------------------------------------------------
Income before income taxes                  43,314     43,763     42,273     39,432
Income taxes                               (15,066)   (16,153)   (15,514)   (14,409)
------------------------------------------------------------------------------------
Net income                                $ 28,248   $ 27,610   $ 26,759   $ 25,023
====================================================================================
Net income per common and
  common equivalent share*                $    .75   $    .72   $    .70   $    .68
====================================================================================
Weighted average common and
  common equivalent shares outstanding*     37,912     38,276     38,426     36,576
====================================================================================

                                                   For the Quarter Ended
------------------------------------------------------------------------------------
(In thousands, except per share data)     12/31/94    9/30/94    6/30/94    3/31/94
------------------------------------------------------------------------------------
Interest income                           $134,878   $127,860   $121,491   $116,052
Interest expense                           (52,400)   (47,274)   (43,731)   (42,259)
------------------------------------------------------------------------------------
Net interest income                         82,478     80,586     77,760     73,793
Non-interest income                         30,431     30,101     32,550     27,946
Salaries and employee benefits             (35,280)   (35,489)   (37,239)   (36,007)
Other expense                              (37,709)   (34,498)   (35,208)   (30,648)
Provision for loan losses                   (2,051)      (276)    (2,063)    (1,455)
------------------------------------------------------------------------------------
Income before income taxes                  37,869     40,424     35,800     33,629
Income taxes                               (13,597)   (15,215)   (11,216)   (11,583)
------------------------------------------------------------------------------------
Net income                                $ 24,272   $ 25,209   $ 24,584   $ 22,046
====================================================================================
Net income per common and
  common equivalent share*                $    .69   $    .71   $    .69   $    .63
====================================================================================
Weighted average common and
  common equivalent shares outstanding*     35,393     35,300     35,603     35,293
====================================================================================

                                                   For the Quarter Ended
------------------------------------------------------------------------------------
(In thousands, except per share data)     12/31/93    9/30/93    6/30/93    3/31/93
------------------------------------------------------------------------------------
Interest income                           $116,471   $115,443   $114,332   $114,166
Interest expense                           (43,366)   (43,900)   (43,685)   (44,937)
------------------------------------------------------------------------------------
Net interest income                         73,105     71,543     70,647     69,229
Non-interest income                         32,372     29,964     29,835     29,252
Salaries and employee benefits             (34,047)   (33,673)   (33,710)   (32,925)
Other expense                              (33,333)   (30,321)   (30,332)   (28,975)
Provision for loan losses                   (2,140)    (2,559)    (3,059)    (3,623)
------------------------------------------------------------------------------------
Income before income taxes                  35,957     34,954     33,381     32,958
Income taxes                               (12,901)   (13,489)   (12,019)   (11,947)
------------------------------------------------------------------------------------
Net income                                $ 23,056   $ 21,465   $ 21,362   $ 21,011
====================================================================================
Net income per common and
  common equivalent share*                $    .65   $    .61   $    .62   $    .61
====================================================================================
Weighted average common and
  common equivalent shares outstanding*     35,211     35,190     34,631     34,601
====================================================================================

*Restated for stock dividend distributed December 1995

                               INDEX TO EXHIBITS
                               -----------------

 3 - Articles of Incorporation and By-Laws

     (a) Restated Articles of Incorporation as filed with the Secretary of State of Missouri on October 8, 1986, were filed in annual report on Form 10-K dated March 30, 1987, and the same are hereby incorporated by reference.

     (b) First Amendment to Restated Articles of Incorporation was filed in quarterly report on Form 10-Q for the period ended June 30, 1987 and dated July 30, 1987, and the same is hereby incorporated by reference.

     (c) Second Amendment to Restated Articles of Incorporation was filed in annual report on Form 10-K dated March 22, 1990, and the same is hereby incorporated by reference.

     (d) By-Laws as currently amended were filed in annual report on Form 10-K dated March 6, 1992, and the same are hereby incorporated by reference.

     (e) Amendment to Restated Articles of Incorporation to increase authorized shares to 60,000,000 shares with a par value of $5.00 was reported on Form 10-Q dated August 6, 1993, and the same is hereby incorporated by reference.

 4 - Instruments defining the rights of security holders, including indentures

     (a) Pursuant to paragraph 4(iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.

     (b) Shareholder Rights Plan contained in a Rights Agreement dated August 23, 1988, between Registrant and Morgan Shareholder Services Trust Company (now First Chicago Trust Company of New York) was filed on Form 8-K dated August 23, 1988, and the same is hereby incorporated by reference.

10 - Material Contracts

     (a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan - Amendment and Restatement of December 3, 1993, was filed in quarterly report on Form 10-Q dated August 5, 1994, and the same is hereby incorporated by reference.

     (b) Copy of Commerce Bancshares, Inc. Incentive Stock Option Plan as adopted on April 16, 1986, was filed in annual report on Form 10-K dated March 30, 1987, and the same is hereby incorporated by reference.

     (c) Copy of Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan, and now captioned the Commerce Bancshares, Inc. 1996 Non-Qualified Stock Option Plan, as amended and restated in its entirety on April 19, 1995, was filed in quarterly report on Form 10-Q dated August 9, 1995, and the same is hereby incorporated by reference.

     (d) Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors dated July 1, 1989 was filed on Form 10-Q for the quarterly period ended June 30, 1989, and the same is hereby incorporated by reference.

     (e) Copy of Security Agreement with respect to Directors and Officers Liability was filed in quarterly report on Form 10-Q dated July 30, 1986, and the same is hereby incorporated by reference.

     (f) Copy of Supplemental Retirement Income Plan established by Commerce Bancshares, Inc. for James M. Kemper, Jr. was filed in annual report on Form 10-K dated March 6, 1992, and the same is hereby incorporated by reference.

     (g) Copy of Agreement between Commerce Bancshares, Inc. and James M. Kemper, Jr. relating to the provision of consulting and other services by James M. Kemper, Jr. for Commerce Bancshares, Inc. was filed in annual report on Form 10-K dated March 6, 1992, and the same is hereby incorporated by reference.

     (h) Copy of 1996 Incentive Stock Option Plan was filed in quarterly report on Form 10-Q dated August 9, 1995, and the same is hereby incorporated by reference.

     (i) Commerce Executive Retirement Plan

21 - Subsidiaries of the Registrant

23 - Independent Accountants' Consent

24 - Powers of Attorney

27 - Financial Data Schedule