Form 10-Q
period 1996-03-31
COMMERCE BANCSHARES INC /MO/
filed 1996-05-10
CIK 22356

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      X
                Yes-------                   No -------

  As of April 30, 1996, the registrant had outstanding 36,364,721 shares of its $5 par value common stock, registrant's only class of common stock.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of March 31, 1996 and December 31, 1995 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

  The consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

    Schedule 1: Consolidated Balance Sheets
    Schedule 2: Consolidated Statements of Income
    Schedule 3: Statements of Changes in Stockholders' Equity
    Schedule 4: Consolidated Statements of Cash Flows
    Schedule 5: Notes to Consolidated Financial Statements
    Schedule 6: Management's Discussion and Analysis of Financial Condition
                and Results of Operations
    Schedule 7: Comparison of Key Ratios and Selected Market Data

                          PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

  The exhibit set forth above was filed as part of Form 10-Q with the Securities and Exchange Commission but is not included herein.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Commerce Bancshares, Inc.

                                                 /s/ J. Daniel Stinnett
                                          By___________________________________
                                                    J. Daniel Stinnett
                                                Vice President & Secretary

Date: May 10, 1996

                                                 /s/ Jeffery D. Aberdeen
                                          By___________________________________
                                                    Jeffery D. Aberdeen
                                                        Controller
                                                (Chief Accounting Officer)

Date: May 10, 1996

                                                                     SCHEDULE 1

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31     DECEMBER
                                                           1996       31 1995
                                                        -----------  ----------
                                                        (UNAUDITED)
                                                            (IN THOUSANDS)
ASSETS
Loans and lease financing, net of unearned............. $5,298,064   $5,317,813
Allowance for loan losses..............................    (98,666)     (98,537)
                                                        ----------   ----------
    NET LOANS AND LEASE FINANCING......................  5,199,398    5,219,276
                                                        ----------   ----------
Investment securities:
  Available for sale...................................  2,565,309    2,552,264
  Trading account......................................     11,494        9,369
  Other non-marketable.................................     33,032       33,120
                                                        ----------   ----------
    TOTAL INVESTMENT SECURITIES........................  2,609,835    2,594,753
                                                        ----------   ----------
Federal funds sold and securities purchased under
 agreements to resell..................................    515,424      523,302
Cash and due from banks................................    745,877      774,852
Land, buildings and equipment--net.....................    208,745      210,033
Customers' acceptance liability........................      4,579        9,435
Other assets...........................................    221,793      242,300
                                                        ----------   ----------
    TOTAL ASSETS....................................... $9,505,651   $9,573,951
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand--non-interest bearing......................... $1,627,844   $1,828,950
  Savings and interest bearing demand..................  3,976,382    3,891,801
  Time open and C.D.'s of less than $100,000...........  2,237,359    2,253,390
  Time open and C.D.'s of $100,000 and over............    235,589      218,951
                                                        ----------   ----------
    TOTAL DEPOSITS.....................................  8,077,174    8,193,092
Federal funds purchased and securities sold under
 agreements to repurchase..............................    448,806      362,903
Long-term debt and other borrowings....................     14,455       14,562
Accrued interest, taxes and other liabilities..........     76,515      110,176
Acceptances outstanding................................      4,579        9,435
                                                        ----------   ----------
    TOTAL LIABILITIES..................................  8,621,529    8,690,168
                                                        ----------   ----------
Stockholders' equity:
  Preferred stock, $1 par value.
    Authorized and unissued 2,000,000 shares...........        --           --
  Common stock, $5 par value.
    Authorized 60,000,000 shares; issued 37,565,369
     shares............................................    187,827      187,827
  Capital surplus......................................     81,517       84,415
  Retained earnings....................................    638,674      618,388
  Treasury stock of 991,690 shares in 1996 and 861,951
   shares in 1995, at cost.............................    (37,313)     (32,980)
  Unearned employee benefits...........................       (790)        (716)
  Unrealized securities gain--net of tax...............     14,207       26,849
                                                        ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY.........................    884,122      883,783
                                                        ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $9,505,651   $9,573,951
                                                        ==========   ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                     DATA)
INTEREST INCOME
Interest and fees on loans and leases........................  $115,516 $ 99,416
Interest on investment securities............................    38,676   41,197
Interest on federal funds sold and securities purchased under
 agreements to resell........................................     7,882      983
                                                               -------- --------
    TOTAL INTEREST INCOME....................................   162,074  141,596
                                                               -------- --------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand........................    32,311   26,413
  Time open and C.D.'s of less than $100,000.................    31,184   24,187
  Time open and C.D.'s of $100,000 and over..................     3,061    2,203
Interest on federal funds purchased and securities sold under
 agreements to repurchase....................................     5,781    5,274
Interest on long-term debt and other borrowings..............       223      232
                                                               -------- --------
    TOTAL INTEREST EXPENSE...................................    72,560   58,309
                                                               -------- --------
    NET INTEREST INCOME......................................    89,514   83,287
Provision for loan losses....................................     5,553    2,833
                                                               -------- --------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES......    83,961   80,454
                                                               -------- --------
NON-INTEREST INCOME
Trust income.................................................     9,093    7,774
Deposit account charges and other fees.......................    12,412   10,126
Trading account profits and commissions......................     1,726    1,368
Net gains on securities transactions.........................     1,224      186
Miscellaneous credit card income.............................     5,767    4,799
Other income.................................................     6,574    6,335
                                                               -------- --------
    TOTAL NON-INTEREST INCOME................................    36,796   30,588
                                                               -------- --------
OTHER EXPENSE
Salaries and employee benefits...............................    41,157   37,146
Net occupancy expense on bank premises.......................     5,392    4,854
Equipment expense............................................     3,553    3,250
Supplies and communication expense...........................     6,054    5,305
Data processing expense......................................     4,931    4,891
Federal deposit insurance expense............................       153    3,934
Marketing expense............................................     3,596    1,993
Other operating expense......................................    13,772   10,237
                                                               -------- --------
    TOTAL OTHER EXPENSE......................................    78,608   71,610
                                                               -------- --------
Income before income taxes...................................    42,149   39,432
Less income taxes............................................    14,866   14,409
                                                               -------- --------
    NET INCOME...............................................  $ 27,283 $ 25,023
                                                               ======== ========
Net income per common and common equivalent share............  $    .74 $    .68
                                                               ======== ========
Weighted average common and common equivalent shares
 outstanding.................................................    37,028   36,576
                                                               ======== ========
Cash dividends per common share..............................  $   .190 $   .171
                                                               ======== ========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          NUMBER OF                                        UNEARNED     NET
                            SHARES    COMMON  CAPITAL  RETAINED  TREASURY  EMPLOYEE UNREALIZED
                            ISSUED    STOCK   SURPLUS  EARNINGS   STOCK    BENEFITS GAIN (LOSS)  TOTAL
                          ---------- -------- -------  --------  --------  -------- ----------- --------
                                                          (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1996.  37,565,369 $187,827 $84,415  $618,388  $(32,980)  $(716)   $ 26,849   $883,783
 Net income.............                                 27,283                                   27,283
 Year-to-date change in
  fair value of
  investment securities.                                                              (12,642)   (12,642)
 Purchase of treasury
  stock.................                                           (9,683)                        (9,683)
 Exercise of stock
  options...............                       (2,889)              5,216                          2,327
 Issuance of stock under
  restricted stock award
  plan..................                          (9)                 134    (125)                   --
 Restricted stock award
  amortization..........                                                       51                     51
 Cash dividends paid
  ($.190 per share).....                                 (6,997)                                  (6,997)
                          ---------- -------- -------  --------  --------   -----    --------   --------
BALANCE MARCH 31, 1996..  37,565,369 $187,827 $81,517  $638,674  $(37,313)  $(790)   $ 14,207   $884,122
                          ========== ======== =======  ========  ========   =====    ========   ========
Balance January 1, 1995.  33,970,106 $169,851 $54,575  $576,331  $(12,148)  $(295)   $(60,116)  $728,198
 Net income.............                                 25,023                                   25,023
 Year-to-date change in
  fair value of
  investment securities.                                                               35,401     35,401
 Purchase of treasury
  stock.................                                           (7,230)                        (7,230)
 Exercise of stock
  options...............                       (1,765)              3,928                          2,163
 Purchase acquisition...                         (435)              5,315                          4,880
 Pooling acquisition,
  net...................   2,674,299   13,371  (4,872)   32,360     7,625                  38     48,522
 Issuance of stock under
  restricted stock award
  plan..................                            2                 604    (606)                   --
 Restricted stock award
  amortization..........                                                       31                     31
 Cash dividends paid
  ($.171 per share).....                                 (6,594)                                  (6,594)
                          ---------- -------- -------  --------  --------   -----    --------   --------
Balance March 31, 1995..  36,644,405 $183,222 $47,505  $627,120  $ (1,906)  $(870)   $(24,677)  $830,394
                          ========== ======== =======  ========  ========   =====    ========   ========


                See accompanying notes to financial statements.

                                                                      SCHEDULE 4

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE THREE
                                                                MONTHS
                                                            ENDED MARCH 31
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..............................................  $  27,283  $  25,023
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses.............................      5,553      2,833
  Provision for depreciation and amortization...........      7,560      6,398
  Accretion of investment security discounts............     (1,348)    (1,355)
  Amortization of investment security premiums..........      4,892      5,924
  Net gains on sales of investment securities (A).......     (1,224)      (186)
  Net increase in trading account securities............     (1,746)      (863)
  Decrease in interest receivable.......................      6,695      7,960
  Increase (decrease) in interest payable...............     (1,720)     2,688
  Other changes, net....................................     19,182     43,821
                                                          ---------  ---------
    Net cash provided by operating activities...........     65,127     92,243
                                                          ---------  ---------
INVESTING ACTIVITIES:
Net cash received in acquisitions.......................        --      33,389
Cash paid in sale of branch.............................    (13,595)       --
Proceeds from sales of investment securities (A)........    192,048    209,844
Proceeds from maturities of investment securities (A)...    103,394    123,978
Purchases of investment securities (A)..................   (334,278)  (182,578)
Net decrease in federal funds sold and securities
 purchased
 under agreements to resell.............................      7,878     52,060
Net (increase) decrease in loans........................     11,610   (161,164)
Purchases of premises and equipment.....................     (4,179)    (3,612)
Sales of premises and equipment.........................        477        287
                                                          ---------  ---------
    Net cash provided (used) by investing activities....    (36,645)    72,204
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings
 and interest bearing demand deposits...................   (106,464)  (294,846)
Net increase in time open and C.D.'s....................      8,724     30,085
Net increase in federal funds purchased and securities
 sold
 under agreements to repurchase.........................     85,903    122,214
Repayment of long-term debt.............................       (120)      (109)
Purchases of treasury stock.............................    (40,438)    (7,208)
Exercise of stock options by employees..................      1,935      2,063
Cash dividends paid on common stock.....................     (6,997)    (6,594)
                                                          ---------  ---------
    Net cash used by financing activities...............    (57,457)  (154,395)
                                                          ---------  ---------
    Increase (decrease) in cash and cash equivalents....    (28,975)    10,052
Cash and cash equivalents at beginning of year..........    774,852    565,805
                                                          ---------  ---------
    Cash and cash equivalents at March 31...............  $ 745,877  $ 575,857
                                                          =========  =========

- --------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Cash payments of income taxes for the three month period were $1,218,000 in 1996 and none in 1995. Interest paid on deposits and borrowings for the three month period was $74,214,000 in 1996 and $55,621,000 in 1995.

                See accompanying notes to financial statements.

                                                                      SCHEDULE 5

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                  (UNAUDITED)

1. PRINCIPLES OF CONSOLIDATION AND PRESENTATION

  The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1995 data to conform to current year presentation.

  The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1995 Annual Report to stockholders to which reference is made.

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses for the three months ended March 31, 1996 and 1995 (in thousands):

                                                                 1996    1995
                                                                ------- -------
      Balance, January 1....................................... $98,537 $87,179
                                                                ------- -------
      Additions:
        Provision for loan losses..............................   5,553   2,833
        Allowance for loan losses of acquired banks............     --    4,737
                                                                ------- -------
          Total additions......................................   5,553   7,570
                                                                ------- -------
      Deductions:
        Loan losses............................................   7,317   4,204
        Less recoveries on loans...............................   1,893   1,510
                                                                ------- -------
          Net loan losses......................................   5,424   2,694
                                                                ------- -------
      Balance, March 31........................................ $98,666 $92,055
                                                                ======= =======

  At March 31, 1996, interest income was not being recognized on an accrual basis for loans with an outstanding balance of $16,161,000.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at March 31, 1996 and December 31, 1995 (in thousands):

                                                           MARCH 31  DECEMBER 31
                                                             1996       1995
                                                          ---------- -----------
      Available for sale:
        U.S. government and federal agency obligations... $1,770,411 $1,707,111
        State and municipal obligations..................    121,286    128,043
        CMO's and asset-backed securities................    626,949    670,522
        Other debt securities............................      5,090     10,982
        Equity securities................................     41,573     35,606
      Trading account securities.........................     11,494      9,369
      Other non-marketable securities....................     33,032     33,120
                                                          ---------- ----------
          Total investment securities.................... $2,609,835 $2,594,753
                                                          ========== ==========

4. SALES OF BRANCHES

  In March 1996, the Company sold a branch in Delavan, Illinois, with loans of $2.8 million and deposits of $18.2 million. Cash disbursed in the sale was $13.6 million. The sale did not have a material effect on the financial statements of the Company.

  The Company has an agreement to sell a branch in Lexington, Missouri, with loans and deposits of approximately $7.8 million and $35.2 million, respectively. The sale is expected to close before the end of the third quarter of 1996 and is not expected to have a material effect on the financial statements of the Company.

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                MARCH 31, 1996
                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1995 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results to be attained for any other period.

SUMMARY

  The Company's consolidated net income for the first three months of 1996 totaled $27.3 million; a $2.3 million or 9% increase over the same period in 1995. Earnings per share increased to $.74 in the first quarter of 1996 compared to $.68 in the first quarter of 1995. Net interest income increased $6.2 million and non-interest income increased $6.2 million, partially offset by increases of $7.0 million in other expense and $2.7 million in the provision for loan losses. Four banks were acquired in March through May of 1995, the effects of which are discussed below.

  Return on average assets for the first quarter of 1996 was 1.16% compared to 1.25% for the first quarter of 1995. Return on average stockholders' equity for the first quarter of 1996 was 12.17% compared to 13.36% for the first quarter of 1995. This decrease was partially due to an increase in the average unrealized gain in fair value of available for sale investment securities in the first quarter of 1996 compared to the first quarter of 1995. The Company's efficiency ratio (other expense/net interest income plus non-interest income excluding net gains on securities transactions) was 62.84% for the first quarter of 1996 compared to 62.99% for the first quarter of 1995.

  In the second quarter of 1996, several banks in Missouri, Kansas and Illinois will be merged to form two banks, thus better serving those customers at over 100 sites in Missouri/Kansas and over 20 sites in Illinois.

  The Company sold a branch in Illinois in March 1996 and has an agreement to sell a Missouri branch, subject to regulatory approvals. These sales are not expected to have material effects on the financial statements of the Company.

INTEREST INCOME AND EARNING ASSETS

  Total interest income increased $20.5 million, or 14.5%, compared to the first three months of 1995 mainly due to an increase of $1.03 billion in average earning asset balances, (which caused an increase of $20.7 million in tax equivalent interest income). Excluding banks acquired in 1995, total interest income increased 2.6% in the first three months of 1996 over the same period in 1995. Compared to the fourth quarter of 1995, total interest income decreased $2.6 million due to a decrease of 15 basis points in average tax equivalent rates earned, partially offset by an increase of $133.4 million in average earning asset balances. The average tax equivalent yield was 7.79% for the first three months of 1996, 7.80% for the first three months of 1995 and 7.94% for the fourth quarter of 1995.

  Loans, the highest yielding category of earning assets, were 63% of average earning assets for the first three months of 1996. Loan and lease interest income increased $16.1 million, or 16.2%, over the first three months of 1995 due to an increase of $693.8 million in average loan balances. Most of the increase in average balances was attributable to bank acquisitions.

  Interest income on investment securities decreased $2.5 million from the first three months of 1995 mainly due to a decrease of $101.5 million in average balances invested in CMO's and asset-backed securities and a decrease of $88.7 million invested in U.S. government and federal agency securities.

  Interest income on federal funds sold and securities purchased under agreements to resell increased $6.9 million over the first three months of 1995 mainly due to an increase of $514.4 million in average balances invested.

  Summaries of average earning assets and liabilities and the corresponding average rates earned/paid appear on pages 10 through 13.

RISK ELEMENTS OF LOAN PORTFOLIO

  Impaired loans include all non-accrual loans and loans 90 days delinquent and still accruing interest. The loan portfolio contained loans on non-accrual status of $16.2 million at March 31, 1996, unchanged from December 31, 1995. These loans were placed on non-accrual status because management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment (generally, loans that are 90 days past due as to principal and/or interest payments). Loans which were 90 days past due and still accruing interest amounted to $20.8 million at March 31, 1996 compared to $15.7 million at December 31, 1995. These loans were made primarily to borrowers in Missouri, Kansas and Illinois. Foreclosed real estate amounted to approximately $1.7 million at March 31, 1996 compared to $2.0 million at December 31, 1995. Total non-performing assets (impaired loans and foreclosed real estate) were .41% of total assets and .73% of total loans at March 31, 1996.

  The subsidiary banks issue Visa and MasterCard credit cards, and the balance of these consumer loans generated through credit card sales drafts and cash advances was $491.0 million at March 31, 1996. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $10.4 million, or 2.1% of credit card loans at March 31, 1996. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

PROVISION FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by the Parent, reviews and examinations by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of these factors, the provision for loan losses increased $2.7 million compared to the first quarter of 1995 and decreased $386 thousand compared to the fourth quarter of 1995. The allowance for loan losses as a percentage of loans and leases outstanding was 1.86% at March 31, 1996, compared to 1.85% at year-end 1995 and 1.90% at March 31, 1995. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $5.4 million for the first quarter of 1996 compared to net charge-offs of $2.7 million for the first quarter of 1995 and $5.7 million for the fourth quarter of 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                FIRST QUARTER 1996              FIRST QUARTER 1995
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans and leases:
 Business (including
  foreign) (A)..........  $1,681,661  $ 33,342    7.97%   $1,484,400  $ 30,446    8.32%
 Construction and
  development...........     171,320     3,788    8.89       129,493     3,078    9.64
 Real estate--business..     700,920    15,041    8.63       615,238    13,518    8.91
 Real estate--personal..     980,732    19,530    8.01       848,369    15,828    7.57
 Personal banking.......   1,264,519    27,463    8.74     1,132,041    23,778    8.52
 Credit card............     494,270    16,708   13.60       390,074    13,117   13.64
                          ----------  --------   -----    ----------  --------   -----
    Total loans and
     leases.............   5,293,422   115,872    8.80     4,599,615    99,765    8.80
                          ----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........   1,713,686    26,233    6.16     1,802,431    27,211    6.12
 State & municipal
  obligations (A).......     120,529     2,357    7.87        73,348     1,279    7.07
 CMO's and asset-backed
  securities............     647,684    10,163    6.31       749,160    11,693    6.33
 Trading account
  securities (A)........       6,917        88    5.09         3,236        45    5.65
 Other marketable
  securities (A)........      36,799       665    7.27        89,330     1,390    6.31
 Other non-marketable
  securities............      34,416        81     .95        21,591       111    2.08
                          ----------  --------   -----    ----------  --------   -----
    Total investment
     securities.........   2,560,031    39,587    6.22     2,739,096    41,729    6.18
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     579,395     7,882    5.47        64,971       983    6.14
                          ----------  --------   -----    ----------  --------   -----
    Total interest
     earning assets.....   8,432,848   163,341    7.79     7,403,682   142,477    7.80
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................     (98,222)                        (88,461)
Unrealized gain (loss)
 on investment
 securities.............      52,388                         (83,645)
Cash and due from banks.     657,504                         554,738
Land, buildings and
 equipment--net.........     209,980                         193,801
Other assets............     207,532                         166,543
                          ----------                      ----------
    Total assets........  $9,462,030                      $8,146,658
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  305,825     1,834    2.41    $  282,826     1,797    2.58
 Interest bearing
  demand................   3,637,771    30,477    3.37     3,115,046    24,616    3.20
 Time open & C.D.'s of
  less than $100,000....   2,245,800    31,184    5.58     1,992,560    24,187    4.92
 Time open & C.D.'s of
  $100,000 and over.....     232,420     3,061    5.30       184,454     2,203    4.84
                          ----------  --------   -----    ----------  --------   -----
    Total interest
     bearing deposits...   6,421,816    66,556    4.17     5,574,886    52,803    3.84
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     481,349     5,781    4.83       403,187     5,274    5.30
 Long-term debt and
  other borrowings......      14,760       258    7.02        15,473       234    6.14
                          ----------  --------   -----    ----------  --------   -----
    Total borrowings....     496,109     6,039    4.90       418,660     5,508    5.34
                          ----------  --------   -----    ----------  --------   -----
    Total interest
     bearing
     liabilities........   6,917,925    72,595    4.22%    5,993,546    58,311    3.95%
                                      --------   -----                --------   -----
Demand--non-interest
 bearing deposits.......   1,545,844                       1,365,096
Other liabilities.......      96,541                          28,582
Stockholders' equity....     901,720                         759,434
                          ----------                      ----------
    Total liabilities
     and equity.........  $9,462,030                      $8,146,658
                          ==========                      ==========
Net interest margin
 (T/E)..................              $ 90,746                        $ 84,166
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.33%                           4.61%
                                                 =====                           =====

- --------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

  ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                     1996 VS 1995
                                           -------------------------------------
                                           INCREASE OR (DECREASE)
                                              DUE TO CHANGE IN
                                           ------------------------     TOTAL
                                            AVERAGE       AVERAGE      INCREASE
                                             VOLUME      RATE (B)     (DECREASE)
                                           -----------  -----------   ----------
                                                      (UNAUDITED)
                                                (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans and leases:
 Business (including foreign) (A)......... $     4,026  $    (1,130)   $ 2,896
 Construction and development.............       1,003         (293)       710
 Real estate--business....................       1,898         (375)     1,523
 Real estate--personal....................       2,491        1,211      3,702
 Personal banking.........................       2,806          879      3,685
 Credit card..............................       3,534           57      3,591
                                           -----------  -----------    -------
   Total loans and leases.................      15,758          349     16,107
                                           -----------  -----------    -------
Investment securities:
 U.S. government & federal agency.........      (1,350)         372       (978)
 State & municipal obligations (A)........         830          248      1,078
 CMO's and asset-backed securities........      (1,597)          67     (1,530)
 Trading account securities (A)...........          52           (9)        43
 Other marketable securities (A)..........        (824)          99       (725)
 Other non-marketable securities..........          66          (96)       (30)
                                           -----------  -----------    -------
   Total investment securities............      (2,823)         681     (2,142)
                                           -----------  -----------    -------
Federal funds sold and securities
 purchased under agreements to resell.....       7,786         (887)     6,899
                                           -----------  -----------    -------
   Total interest income..................      20,721          143     20,864
                                           -----------  -----------    -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings..................................         148         (111)        37
 Interest bearing demand..................       5,396          465      5,861
 Time open & C.D.'s of less than
  $100,000................................       3,172        3,825      6,997
 Time open & C.D.'s of $100,000 and over..         587          271        858
                                           -----------  -----------    -------
   Total interest bearing deposits........       9,303        4,450     13,753
                                           -----------  -----------    -------
Borrowings:
 Federal funds purchased and securities
  sold under agreements to repurchase.....         837         (330)       507
 Long-term debt and other borrowings......         (11)          35         24
                                           -----------  -----------    -------
   Total borrowings.......................         826         (295)       531
                                           -----------  -----------    -------
   Total interest expense.................      10,129        4,155     14,284
                                           -----------  -----------    -------
Change in net interest margin (T/E)....... $    10,592  $    (4,012)   $ 6,580
                                           ===========  ===========    =======
Percentage increase in net interest margin (T/E) over the same
 period of the prior year........................................         7.82%
                                                                       =======

- --------
(A) Stated on a tax equivalent basis.
(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS
            THREE MONTHS ENDED MARCH 31, 1996 AND DECEMBER 31, 1995

                                FIRST QUARTER 1996             FOURTH QUARTER 1995
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans and leases:
 Business (including
  foreign) (A)..........  $1,681,661  $ 33,342    7.97%   $1,760,667  $ 36,586    8.24%
 Construction and
  development...........     171,320     3,788    8.89       138,631     3,212    9.19
 Real estate--business..     700,920    15,041    8.63       713,278    15,901    8.84
 Real estate--personal..     980,732    19,530    8.01       989,995    19,779    7.93
 Personal banking.......   1,264,519    27,463    8.74     1,305,827    29,043    8.82
 Credit card............     494,270    16,708   13.60       457,429    15,873   13.77
                          ----------  --------   -----    ----------  --------   -----
    Total loans and
     leases.............   5,293,422   115,872    8.80     5,365,827   120,394    8.90
                          ----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........   1,713,686    26,233    6.16     1,668,808    25,950    6.17
 State & municipal
  obligations (A).......     120,529     2,357    7.87       132,962     2,680    8.00
 CMO's and asset-backed
  securities............     647,684    10,163    6.31       680,886    10,672    6.22
 Trading account
  securities (A)........       6,917        88    5.09         5,239        77    5.83
 Other marketable
  securities (A)........      36,799       665    7.27        46,674       795    6.76
 Other non-marketable
  securities............      34,416        81     .95        32,876       115    1.39
                          ----------  --------   -----    ----------  --------   -----
    Total investment
     securities.........   2,560,031    39,587    6.22     2,567,445    40,289    6.23
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     579,395     7,882    5.47       366,166     5,364    5.81
                          ----------  --------   -----    ----------  --------   -----
    Total interest
     earning assets.....   8,432,848   163,341    7.79     8,299,438   166,047    7.94
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................     (98,222)                        (97,908)
Unrealized gain on
 investment securities..      52,388                          27,409
Cash and due from banks.     657,504                         645,095
Land, buildings and
 equipment--net.........     209,980                         210,008
Other assets............     207,532                         224,008
                          ----------                      ----------
    Total assets........  $9,462,030                      $9,308,050
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  305,825     1,834    2.41    $  311,844     1,984    2.52
 Interest bearing
  demand................   3,637,771    30,477    3.37     3,505,037    30,618    3.47
 Time open & C.D.'s of
  less than $100,000....   2,245,800    31,184    5.58     2,261,145    31,840    5.59
 Time open & C.D.'s of
  $100,000 and over.....     232,420     3,061    5.30       229,576     3,163    5.47
                          ----------  --------   -----    ----------  --------   -----
    Total interest
     bearing deposits...   6,421,816    66,556    4.17     6,307,602    67,605    4.25
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     481,349     5,781    4.83       430,618     5,753    5.30
 Long-term debt and
  other borrowings......      14,760       258    7.02        14,714       275    7.41
                          ----------  --------   -----    ----------  --------   -----
    Total borrowings....     496,109     6,039    4.90       445,332     6,028    5.37
                          ----------  --------   -----    ----------  --------   -----
    Total interest
     bearing
     liabilities........   6,917,925    72,595    4.22%    6,752,934    73,633    4.33%
                                      --------   -----                --------   -----
Demand--non-interest
 bearing deposits.......   1,545,844                       1,568,742
Other liabilities.......      96,541                          93,212
Stockholders' equity....     901,720                         893,162
                          ----------                      ----------
    Total liabilities
     and equity.........  $9,462,030                      $9,308,050
                          ==========                      ==========
Net interest margin
 (T/E)..................              $ 90,746                        $ 92,414
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.33%                           4.42%
                                                 =====                           =====

- --------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

   ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES
            THREE MONTHS ENDED MARCH 31, 1996 AND DECEMBER 31, 1995

                                           CURRENT QUARTER VS PRIOR QUARTER
                                           -------------------------------------
                                           INCREASE OR (DECREASE)
                                              DUE TO CHANGE IN
                                           ------------------------     TOTAL
                                            AVERAGE       AVERAGE      INCREASE
                                             VOLUME      RATE (B)     (DECREASE)
                                           -----------  -----------   ----------
                                                      (UNAUDITED)
                                                (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans and leases:
 Business (including foreign) (A)......... $    (1,619) $    (1,625)   $(3,244)
 Construction and development.............         747         (171)       576
 Real estate--business....................        (272)        (588)      (860)
 Real estate--personal....................        (183)         (66)      (249)
 Personal banking.........................        (906)        (674)    (1,580)
 Credit card..............................       1,261         (426)       835
                                           -----------  -----------    -------
   Total loans and leases.................        (972)      (3,550)    (4,522)
                                           -----------  -----------    -------
Investment securities:
 U.S. government & federal agency.........         688         (405)       283
 State & municipal obligations (A)........        (247)         (76)      (323)
 CMO's and asset-backed securities........        (513)           4       (509)
 Trading account securities (A)...........          24          (13)        11
 Other marketable securities (A)..........        (166)          36       (130)
 Other non-marketable securities..........           5          (39)       (34)
                                           -----------  -----------    -------
   Total investment securities............        (209)        (493)      (702)
                                           -----------  -----------    -------
Federal funds sold and securities
 purchased under agreements to resell.....       3,100         (582)     2,518
                                           -----------  -----------    -------
   Total interest income..................       1,919       (4,625)    (2,706)
                                           -----------  -----------    -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings..................................         (38)        (112)      (150)
 Interest bearing demand..................       1,162       (1,303)      (141)
 Time open & C.D.'s of less than
  $100,000................................        (202)        (454)      (656)
 Time open & C.D.'s of $100,000 and over..          50         (152)      (102)
                                           -----------  -----------    -------
   Total interest bearing deposits........         972       (2,021)    (1,049)
                                           -----------  -----------    -------
Borrowings:
 Federal funds purchased and securities
  sold under agreements to repurchase.....         651         (623)        28
 Long-term debt and other borrowings......           1          (18)       (17)
                                           -----------  -----------    -------
   Total borrowings.......................         652         (641)        11
                                           -----------  -----------    -------
   Total interest expense.................       1,624       (2,662)    (1,038)
                                           -----------  -----------    -------
Change in net interest margin (T/E)....... $       295  $    (1,963)   $(1,668)
                                           ===========  ===========    =======
Percentage decrease in net interest margin (T/E) from the prior
 quarter.........................................................        (1.80)%
                                                                       =======

- --------
(a) Stated on a tax equivalent basis.
(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

INTEREST EXPENSE AND RELATED LIABILITIES

  Total interest expense (net of capitalized interest) increased $14.3 million, or 24.4%, compared to the first three months of 1995 due to both higher average interest bearing liabilities and higher rates paid on those liabilities. The average cost of funds was 4.22% for the first three months of 1996, 3.95% for the first three months of 1995 and 4.33% for the fourth quarter of 1995. Excluding banks acquired in 1995, total interest expense increased 10.3% in the first three months of 1996 compared to the first three months of 1995. Compared to the fourth quarter of 1995, total interest expense decreased $1.0 million due to a decrease of 11 basis points in average rates paid, partially offset by an increase of $165.0 million in interest bearing liabilities.

  Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first three months of 1996 were $7.89 billion, an increase of 15.1% over the same period last year. Core deposits supported 94% of average earning assets in 1996. Interest on deposits increased $13.8 million over the first three months of 1995. Interest expense on long-term C.D.'s of less than $100,000 and the Company's Premium Money Market deposits increased $5.1 million and $5.7 million, respectively, due to increases in average balances and rates paid.

  Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $507 thousand over the first three months of 1995 due to an increase in average borrowings and rates paid.

NON-INTEREST INCOME

  Non-interest income increased $6.2 million in the first three months of 1996 compared to the first three months of 1995. Deposit account charges and other fees increased $2.3 million partially due to fee restructuring and added cash management fees. In addition, trust income increased $1.3 million, miscellaneous credit card income increased $968 thousand and gains on securities transactions increased $1.0 million. During the first three months of 1996 the affiliate banks sold securities from the available for sale portfolio for proceeds of $191.5 million and realized net gains of $790 thousand. The Parent and a non-bank subsidiary sold equity securities for proceeds of $509 thousand, realizing net gains of $435 thousand. During the first three months of 1995, the affiliate banks sold securities from the available for sale portfolio for proceeds of $208.8 million and realized net losses of $20 thousand. The Parent sold equity securities for proceeds of $1.0 million, realizing a net gain of $206 thousand. Excluding banks acquired in 1995, total non-interest income (excluding securities gains) increased $3.0 million in the first three months of 1996 compared to the first three months of 1995.

  Non-interest income increased $327 thousand over the fourth quarter of 1995 due to increases of $997 thousand in gains on securities transactions and $807 thousand in deposit account charges and other fees, partially offset by a $1.6 million decrease in miscellaneous credit card income.

OTHER EXPENSE

  Other expense increased $7.0 million in the first three months of 1996 compared to the first three months of 1995. Salaries and benefits increased $4.0 million in this comparison mainly as a result of staff acquired through bank purchases in 1995. Excluding employees at banks acquired in 1995, full-time equivalent employees decreased slightly in the first three months of 1996 compared to the first three months of 1995. In addition, marketing expense increased $1.6 million and amortization of goodwill and core deposit premium increased $1.4 million. These effects were partially offset by a $3.8 million decrease in F.D.I.C. insurance expense due to a decrease in the assessment rate. Excluding the expenses of banks acquired in 1995, total other expense decreased $2.0 million in the first three months of 1996 compared to the same period in 1995.

  Other expense increased $323 thousand over the fourth quarter of 1995 due to an increase of $1.3 million in salaries and benefits and a $1.9 million decrease in interest received on tax refunds related to prior years. These effects were partially offset by decreases of $860 thousand in data processing expense and $747 thousand in F.D.I.C. insurance expense.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent company consist primarily of short-term investments and equity securities, most of which are readily marketable. The fair value of these investments was $58.2 million at March 31, 1996 compared to $90.1 million at December 31, 1995. Included in the fair values were unrealized net gains of $12.4 million at March 31, 1996 and $11.0 million at December 31, 1995. The Parent company liabilities totaled $11.8 million at March 31, 1996, compared to $44.3 million at December 31, 1995. The decreases above occurred mainly because of the payment of a $31.0 million liability recorded at year end 1995 for a significant treasury stock purchase settling in 1996. The Parent company had no short-term borrowings from affiliate banks or long-term debt during 1996. The Parent company's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale securities, which consist mainly of U.S. government and federal agency securities and CMO's and asset-backed securities. These liquid assets had a fair value of $3.03 billion at March 31, 1996 and at December 31, 1995. The available for sale bank portfolio included an unrealized net gain of $4.3 million at March 31, 1996 and $30.1 million at December 31, 1995.

  In February 1996, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of common stock in either the open market or privately negotiated transactions, to be used for employee benefit programs and stock dividends. At March 31, 1996, the Company had acquired 249,244 shares under this authorization.

  The Company (on a consolidated basis) had an equity to asset ratio of 9.53% based on 1996 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies:

                                                        MARCH 31,   DECEMBER 31,
                                                           1996         1995
                                                        ----------  ------------
                                                        (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets............................. $5,984,581   $6,045,112
      Tier I Capital...................................    776,297      756,452
      Total Capital....................................    846,681      829,784
      Tier I Capital Ratio.............................      12.97%       12.51%
      Total Capital Ratio..............................      14.15%       13.73%
      Leverage Ratio...................................       8.33%        8.27%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $745.9 million at March 31, 1996, a decrease of $29.0 million from December 31, 1995. Contributing to the net cash outflow were a net decrease of $106.5 million in demand deposits and $40.4 million in purchases of treasury stock. In addition, purchases of investment securities were $334.3 million, partially offset by $295.4 million in proceeds realized from sales and maturities. Partially offsetting these net outflows were an $85.9 million net increase in borrowings of federal funds purchased and repurchase agreements and $65.1 million generated from operating activities. Total assets and core deposits decreased slightly, $68.3 million and $123.5 million, respectively, compared to December 31, 1995 balances.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.07 billion, standby letters of credit totaled $130.4 million, and commercial letters of credit totaled $27.1 million at March 31, 1996. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $163.3 million at March 31, 1996. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $3.8 million at March 31, 1996. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

                                                                      SCHEDULE 7

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

               COMPARISON OF KEY RATIOS AND SELECTED MARKET DATA
                                  (UNAUDITED)

                            COMPARISON OF KEY RATIOS

                                                                   1996   1995
                                                                   -----  -----
RATIOS--THREE MONTHS ENDED MARCH 31:
(Based on average balance sheets):
Loans and leases to deposits...................................... 66.44% 66.28%
Non-interest bearing deposits to total deposits................... 19.40  19.67
Equity to loans and leases........................................ 17.03  16.51
Equity to deposits................................................ 11.32  10.94
Equity to total assets............................................  9.53   9.32
Return on total assets............................................  1.16   1.25
Return on realized stockholders' equity........................... 12.63  12.50
Return on total stockholders' equity.............................. 12.17  13.36
(Based on end-of-period data):
Tier I capital ratio.............................................. 12.97  14.61
Total capital ratio............................................... 14.15  15.83
Leverage ratio....................................................  8.33   9.90
Efficiency ratio.................................................. 62.84  62.99

                             SELECTED MARKET DATA*
                                 MARCH 31, 1996

                                                                       LOANS
COMMERCE BANK PRIMARY MARKET LOCATIONS   SITES   ASSETS    DEPOSITS  AND LEASES
- --------------------------------------   ----- ---------- ---------- ----------
                                                 (DOLLARS IN THOUSANDS)
St. Louis Region........................   73  $3,224,709 $2,778,272 $1,851,322
Kansas City Region......................   59   2,980,688  2,194,734  1,398,494
Springfield/Joplin......................   34   1,050,146    953,170    647,770
Peoria/Bloomington......................   22     923,887    741,567    433,044
Wichita.................................   21     738,565    609,164    379,485
Columbia................................   17     371,523    342,919    281,089
St. Joseph..............................    3     317,460    275,374    186,085
Manhattan/Hays..........................    8     259,150    221,320    103,746

- --------
*Balances have not been reduced for inter-company activity.