Form 10-Q
period 1996-06-30
COMMERCE BANCSHARES INC /MO/
filed 1996-08-09
CIK 22356

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      X
                Yes-------                   No -------

  As of August 2, 1996, the registrant had outstanding 35,762,025 shares of its $5 par value common stock, registrant's only class of common stock.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of June 30, 1996 and December 31, 1995 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

  The consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

    Schedule 1: Comparison of Key Ratios and Selected Market Data
    Schedule 2: Consolidated Balance Sheets
    Schedule 3: Consolidated Statements of Income
    Schedule 4: Statements of Changes in Stockholders' Equity
    Schedule 5: Consolidated Statements of Cash Flows
    Schedule 6: Notes to Consolidated Financial Statements
    Schedule 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

                          PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

  On June 7, 1996, the Company approved an Amended and Restated Shareholders Rights Agreement dealing with the Preferred Stock Purchase Rights ("Rights") which were declared as a dividend for each share of Common Stock, $5.00 par value of the Company ("Common Stock") on August 23, 1988. The material changes made to such Rights are as follows: (1) the threshold at which an acquiring person will trigger the Rights was lowered from 20% to 15%; (2) the Agreement was extended until 2006, (3) the Rights were adjusted and a dividend declared and distribution made to increase the number of rights to one Right per share of Common Stock outstanding, (4) a business combination will trigger the Rights only in the event that the acquiring person has control of the Board of Directors of the Company at the time of the transaction, and (5) in addition, at any time after the Rights are triggered, but before an acquiring person acquires beneficial ownership of more than 50%, the Board of Directors has the option to exchange the Rights for other securities of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of shareholders of Commerce Bancshares, Inc. was held on April 17, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The five nominees for the five directorships (constituting one-third of the Board of Directors) being elected at this meeting received the following votes:

                                                                          VOTES
       NAME OF DIRECTOR                                       VOTES FOR  ABSTAIN
       ----------------                                       ---------- -------
      W. Thomas Grant II..................................... 29,283,093 136,936
      James B. Hebenstreit................................... 29,299,391 120,638
      James M. Kemper, Jr.................................... 29,280,589 139,440
      John H. Robinson, Jr................................... 29,279,257 140,772
      Dolph C. Simons, Jr.................................... 29,286,348 133,681

  At the same meeting, the shareholders approved, as set forth in the proxy statement for the meeting, the adoption of an amendment to the Articles of Incorporation to increase the authorized shares of Common Stock from 60,000,000 shares with a par value of $5.00 per share to 80,000,000 shares with a par value of $5.00 per share. The amendment to the Articles of Incorporation was approved with a vote of 26,730,493 shares (representing 90.8% of the shares present or represented and entitled to vote) voting in favor; 2,287,753 shares voting against; 345,783 shares abstaining; and 56,000 shares representing broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (3) Articles of Incorporation and By-Laws:

      (a) Restated Articles of Incorporation, as amended

      (b) Restated By-Laws

    (4) Instruments defining the rights of security holders, including indentures:

      (b) Shareholder Rights Plan contained in an Amended and Restated Rights Agreement was filed on Form 8-A12G/A dated June 7, 1996, and the same is hereby incorporated by reference.

      (c) Form of Rights Certificate and Election to Exercise was filed on Form 8-A12G/A dated June 7, 1996, and the same is hereby incorporated by reference.

      (d) Form of Certificate of Designation of Preferred Stock was filed on Form 8-A12G/A dated June 7, 1996, and the same is hereby incorporated by reference.

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Commerce Bancshares, Inc.

                                                 /s/ J. Daniel Stinnett
                                          By __________________________________
                                                    J. Daniel Stinnett
                                                Vice President & Secretary

Date: August 9, 1996



                                                /s/ Jeffery D. Aberdeen
                                          By __________________________________
                                                    Jeffery D. Aberdeen
                                                        Controller
                                                (Chief Accounting Officer)

Date: August 9, 1996

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

               COMPARISON OF KEY RATIOS AND SELECTED MARKET DATA
                                  (UNAUDITED)

                            COMPARISON OF KEY RATIOS

                                                                   1996   1995
                                                                   -----  -----
RATIOS--THREE MONTHS ENDED JUNE 30:
(Based on average balance sheets):
Loans to deposits................................................. 66.95% 69.46%
Non-interest bearing deposits to total deposits................... 19.02  19.67
Equity to loans................................................... 16.63  16.07
Equity to deposits................................................ 11.14  11.16
Equity to total assets............................................  9.47   9.43
Return on total assets............................................  1.25   1.19
Return on realized stockholders' equity........................... 13.32  12.50
Return on total stockholders' equity.............................. 13.18  12.66
RATIOS--SIX MONTHS ENDED JUNE 30:
(Based on average balance sheets):
Loans to deposits................................................. 66.69% 67.95%
Non-interest bearing deposits to total deposits................... 19.21  19.67
Equity to loans................................................... 16.83  16.27
Equity to deposits................................................ 11.23  11.06
Equity to total assets............................................  9.50   9.38
Return on total assets............................................  1.20   1.22
Return on realized stockholders' equity........................... 12.98  12.50
Return on total stockholders' equity.............................. 12.67  12.99
(Based on end-of-period data):
Tier I capital ratio.............................................. 13.32  12.60
Total capital ratio............................................... 14.50  13.81
Leverage ratio....................................................  8.52   8.55
Efficiency ratio.................................................. 62.29  63.58

                             SELECTED MARKET DATA*
                                 JUNE 30, 1996

  COMMERCE BANK
  PRIMARY MARKET
    LOCATIONS                            SITES   ASSETS    DEPOSITS    LOANS
  --------------                         ----- ---------- ---------- ----------
                                                 (DOLLARS IN THOUSANDS)
St. Louis Region........................   72  $3,115,031 $2,716,252 $1,830,448
Kansas City Region......................   61   2,813,071  2,147,433  1,426,324
Springfield/Joplin......................   34   1,021,993    934,661    639,658
Peoria/Bloomington......................   23     924,567    755,053    421,234
Wichita.................................   22     747,240    598,545    364,878
Columbia................................   17     369,505    338,866    286,699
St. Joseph..............................    3     313,232    274,309    188,669
Manhattan/Hays..........................    8     259,072    221,095    106,318

- --------
  *Balances have not been reduced for inter-company activity.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30    DECEMBER 31
                                                           1996         1995
                                                        -----------  -----------
                                                        (UNAUDITED)
                                                            (IN THOUSANDS)
ASSETS
Loans, net of unearned income.......................... $5,269,915   $5,317,813
Allowance for loan losses..............................    (98,667)     (98,537)
                                                        ----------   ----------
    NET LOANS..........................................  5,171,248    5,219,276
                                                        ----------   ----------
Investment securities:
  Available for sale...................................  2,652,762    2,552,264
  Trading account......................................     13,956        9,369
  Other non-marketable.................................     32,915       33,120
                                                        ----------   ----------
    TOTAL INVESTMENT SECURITIES........................  2,699,633    2,594,753
                                                        ----------   ----------
Federal funds sold and securities purchased under
 agreements to resell..................................    378,295      523,302
Cash and due from banks................................    654,830      774,852
Land, buildings and equipment--net.....................    206,842      210,033
Customers' acceptance liability........................      1,732        9,435
Other assets...........................................    210,389      242,300
                                                        ----------   ----------
    TOTAL ASSETS....................................... $9,322,969   $9,573,951
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand.......................... $1,560,726   $1,828,950
  Savings and interest bearing demand..................  3,964,674    3,891,801
  Time open and C.D.'s of less than $100,000...........  2,198,986    2,253,390
  Time open and C.D.'s of $100,000 and over............    224,127      218,951
                                                        ----------   ----------
    TOTAL DEPOSITS.....................................  7,948,513    8,193,092
Federal funds purchased and securities sold under
 agreements to repurchase..............................    436,992      362,903
Long-term debt and other borrowings....................     14,349       14,562
Accrued interest, taxes and other liabilities..........     49,173      110,176
Acceptances outstanding................................      1,732        9,435
                                                        ----------   ----------
    TOTAL LIABILITIES..................................  8,450,759    8,690,168
                                                        ----------   ----------
Stockholders' equity:
  Preferred stock, $1 par value.
   Authorized and unissued 2,000,000 shares............        --           --
  Common stock, $5 par value.
   Authorized 80,000,000 shares; issued 37,565,369
    shares.............................................    187,827      187,827
  Capital surplus......................................     81,368       84,415
  Retained earnings....................................    660,697      618,388
  Treasury stock of 1,424,063 shares in 1996 and
   861,951 shares in 1995, at cost.....................    (52,765)     (32,980)
  Unearned employee benefits...........................       (737)        (716)
  Unrealized securities gain (loss)--net of tax........     (4,180)      26,849
                                                        ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY.........................    872,210      883,783
                                                        ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $9,322,969   $9,573,951
                                                        ==========   ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               FOR THE THREE      FOR THE SIX
                                             MONTHS ENDED JUNE MONTHS ENDED JUNE
                                                    30                30
                                             ----------------- -----------------
                                               1996     1995     1996     1995
                                             -------- -------- -------- --------
                                                         (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
INTEREST INCOME
Interest and fees on loans.................  $113,910 $117,699 $229,426 $217,115
Interest on investment securities..........    39,732   41,611   78,408   82,808
Interest on federal funds sold and
 securities purchased under agreements to
 resell....................................     6,064    1,334   13,946    2,317
                                             -------- -------- -------- --------
    TOTAL INTEREST INCOME..................   159,706  160,644  321,780  302,240
                                             -------- -------- -------- --------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand......    31,825   29,777   64,136   56,190
  Time open and C.D.'s of less than
   $100,000................................    29,682   30,168   60,866   54,355
  Time open and C.D.'s of $100,000 and
   over....................................     2,984    2,943    6,045    5,146
Interest on federal funds purchased and
 securities sold under agreements to
 repurchase................................     5,067    6,530   10,848   11,804
Interest on long-term debt and other
 borrowings................................       233      338      456      570
                                             -------- -------- -------- --------
    TOTAL INTEREST EXPENSE.................    69,791   69,756  142,351  128,065
                                             -------- -------- -------- --------
    NET INTEREST INCOME....................    89,915   90,888  179,429  174,175
Provision for loan losses..................     5,428    1,930   10,981    4,763
                                             -------- -------- -------- --------
    NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES...........................    84,487   88,958  168,448  169,412
                                             -------- -------- -------- --------
NON-INTEREST INCOME
Trust income...............................     8,845    7,929   17,938   15,703
Deposit account charges and other fees.....    13,800   11,120   26,212   21,246
Trading account profits and commissions....     1,432    1,346    3,158    2,714
Net gains on securities transactions.......       690      241    1,914      427
Miscellaneous credit card income...........     6,279    5,466   12,046   10,265
Other income...............................     7,614    5,797   14,188   12,132
                                             -------- -------- -------- --------
    TOTAL NON-INTEREST INCOME..............    38,660   31,899   75,456   62,487
                                             -------- -------- -------- --------
OTHER EXPENSE
Salaries and employee benefits.............    41,154   39,650   82,311   76,796
Net occupancy expense on bank premises.....     5,261    5,034   10,653    9,888
Equipment expense..........................     3,885    3,457    7,438    6,707
Supplies and communication expense.........     6,279    6,005   12,333   11,310
Data processing expense....................     5,236    4,955   10,167    9,846
Federal deposit insurance expense..........       283    4,312      436    8,246
Marketing expense..........................     2,458    2,408    6,054    4,401
Other operating expense....................    14,409   12,763   28,181   23,000
                                             -------- -------- -------- --------
    TOTAL OTHER EXPENSE....................    78,965   78,584  157,573  150,194
                                             -------- -------- -------- --------
Income before income taxes.................    44,182   42,273   86,331   81,705
Less income taxes..........................    15,264   15,514   30,130   29,923
                                             -------- -------- -------- --------
    NET INCOME.............................  $ 28,918 $ 26,759 $ 56,201 $ 51,782
                                             ======== ======== ======== ========
Net income per common and common equivalent
 share.....................................  $    .79 $    .70 $   1.53 $   1.38
                                             ======== ======== ======== ========
Weighted average common and common
 equivalent shares outstanding.............    36,586   38,426   36,807   37,506
                                             ======== ======== ======== ========
Cash dividends per common share............  $   .190 $   .171 $   .380 $   .342
                                             ======== ======== ======== ========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 4

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            NUMBER                                         UNEARNED     NET
                          OF SHARES   COMMON  CAPITAL  RETAINED  TREASURY  EMPLOYEE UNREALIZED
                            ISSUED    STOCK   SURPLUS  EARNINGS   STOCK    BENEFITS GAIN (LOSS)  TOTAL
                          ---------- -------- -------  --------  --------  -------- ----------- --------
                                                          (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1996.  37,565,369 $187,827 $84,415  $618,388  $(32,980)  $(716)   $ 26,849   $883,783
 Net income.............                                 56,201                                   56,201
 Year-to-date change in
  fair value of
  investment securities.                                                              (31,029)   (31,029)
 Purchase of treasury
  stock.................                                          (25,871)                       (25,871)
 Sales under option and
  benefit plans.........                       (3,038)              5,952                          2,914
 Issuance of stock under
  restricted stock award
  plan..................                           (9)                134    (125)                   --
 Restricted stock award
  amortization..........                                                      104                    104
 Cash dividends paid
  ($.380 per share) ....                                (13,892)                                 (13,892)
                          ---------- -------- -------  --------  --------   -----    --------   --------
BALANCE JUNE 30, 1996...  37,565,369 $187,827 $81,368  $660,697  $(52,765)  $(737)   $ (4,180)  $872,210
                          ========== ======== =======  ========  ========   =====    ========   ========
Balance January 1, 1995.  33,970,106 $169,851 $54,575  $576,331  $(12,148)  $(295)   $(60,116)  $728,198
 Net income.............                                 51,782                                   51,782
 Year-to-date change in
  fair value of
  investment securities.                                                               78,705     78,705
 Purchase of treasury
  stock.................                                          (17,289)      7                (17,282)
 Sales under option and
  benefit plans.........                       (1,915)              4,378                          2,463
 Purchase acquisition...                         (435)              5,315                          4,880
 Pooling acquisition,
  net...................   2,674,299   13,371  (4,872)   32,360     7,625                  38     48,522
 Issuance of stock under
  restricted stock award
  plan..................                            2                 604    (606)                   --
 Restricted stock award
  amortization..........                                                       65                     65
 Cash dividends paid
  ($.342 per share).....                                (13,123)                                 (13,123)
                          ---------- -------- -------  --------  --------   -----    --------   --------
Balance June 30, 1995...  36,644,405 $183,222 $47,355  $647,350  $(11,515)  $(829)   $ 18,627   $884,210
                          ========== ======== =======  ========  ========   =====    ========   ========


                See accompanying notes to financial statements.

                                                                     SCHEDULE 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income............................................... $  56,201  $  51,782
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses..............................    10,981      4,763
  Provision for depreciation and amortization............    15,263     14,787
  Accretion of investment security discounts.............    (2,826)    (2,870)
  Amortization of investment security premiums...........    11,400     13,152
  Net gains on sales of investment securities (A)........    (1,914)      (427)
  Net increase in trading account securities.............    (8,794)    (3,496)
  (Increase) decrease in interest receivable.............    (1,739)     9,537
  Increase (decrease) in interest payable................    (4,433)     2,772
  Other changes, net.....................................    23,089        933
                                                          ---------  ---------
    Net cash provided by operating activities............    97,228     90,933
                                                          ---------  ---------
INVESTING ACTIVITIES:
Net cash paid in acquisitions............................       --     (33,226)
Cash paid in sale of branch..............................   (13,595)       --
Proceeds from sales of investment securities (A).........   352,418    443,501
Proceeds from maturities of investment securities (A)....   176,897    316,130
Purchases of investment securities (A)...................  (685,165)  (267,741)
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell.........   145,007   (126,750)
Net (increase) decrease in loans.........................    34,452   (309,348)
Purchases of premises and equipment......................    (9,663)   (11,717)
Sales of premises and equipment..........................     3,064      3,766
                                                          ---------  ---------
    Net cash provided by investing activities............     3,415     14,615
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings
 and interest bearing demand deposits....................  (185,290)  (288,256)
Net increase (decrease) in time open and C.D.'s..........   (41,173)   110,150
Net increase in federal funds purchased and securities
 sold under
 agreements to repurchase................................    74,089    110,326
Repayment of long-term debt..............................      (244)    (5,572)
Purchases of treasury stock..............................   (56,492)   (17,117)
Exercise of stock options by employees...................     2,337      2,179
Cash dividends paid on common stock......................   (13,892)   (13,123)
                                                          ---------  ---------
    Net cash used by financing activities................  (220,665)  (101,413)
                                                          ---------  ---------
    Increase (decrease) in cash and cash equivalents.....  (120,022)     4,135
Cash and cash equivalents at beginning of year...........   774,852    565,805
                                                          ---------  ---------
    Cash and cash equivalents at June 30................. $ 654,830  $ 569,940
                                                          =========  =========

- --------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Cash payments of income taxes for the six month period were $34,344,000 in 1996 and $16,027,000 in 1995. Interest paid on deposits and borrowings for the six month period was $146,642,000 in 1996 and $125,293,000 in 1995.

                See accompanying notes to financial statements.

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses (in thousands):

                                                     FOR THE         FOR THE
                                                  THREE MONTHS     SIX MONTHS
                                                  ENDED JUNE 30   ENDED JUNE 30
                                                 --------------- ---------------
                                                  1996    1995    1996    1995
                                                 ------- ------- ------- -------
Balance, beginning of period.................... $98,666 $92,055 $98,537 $87,179
                                                 ------- ------- ------- -------
Additions:
  Provision for loan losses.....................   5,428   1,930  10,981   4,763
  Allowance for loan losses of acquired banks...     --    8,195     --   12,932
                                                 ------- ------- ------- -------
    Total additions.............................   5,428  10,125  10,981  17,695
                                                 ------- ------- ------- -------
Deductions:
  Loan losses...................................   7,280   4,969  14,597   9,173
  Less recoveries on loans......................   1,853   2,010   3,746   3,520
                                                 ------- ------- ------- -------
    Net loan losses.............................   5,427   2,959  10,851   5,653
                                                 ------- ------- ------- -------
Balance, June 30................................ $98,667 $99,221 $98,667 $99,221
                                                 ======= ======= ======= =======

  At June 30, 1996, interest income was not being recognized on an accrual basis for loans with an outstanding balance of $17,100,000.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at June 30, 1996 and December 31, 1995 (in thousands):

                                    JUNE 30,  DECEMBER 31,
                                      1996        1995
                                   ---------- ------------
      Available for sale:
        U.S. government and
         federal agency
         obligations.............. $1,811,650  $1,707,111
        State and municipal
         obligations..............    118,882     128,043
        CMO's and asset-backed
         securities...............    642,526     670,522
        Other debt securities.....     36,367      10,982
        Equity securities.........     43,337      35,606
      Trading account securities..     13,956       9,369
      Other non-marketable
       securities.................     32,915      33,120
                                   ----------  ----------
          Total investment
           securities............. $2,699,633  $2,594,753
                                   ==========  ==========

4. INCOME PER COMMON SHARE

  Income per share data is based on the weighted average number of common shares and common equivalent shares outstanding during the interim periods. All per share data in this report has been restated to reflect the 5% stock dividend distributed on December 15, 1995.

                                                                     SCHEDULE 7

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1996
                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1995 Annual Report on Form 10-K. Results of operations for the six month period ended June 30, 1996 are not necessarily indicative of results to be attained for any other period.

SUMMARY

  The Company's consolidated net income for the first six months of 1996 totaled $56.2 million; a $4.4 million or 9% increase over the same period in 1995. Earnings per share increased to $1.53 in the first six months of 1996 compared to $1.38 in the first six months of 1995. Net interest income increased $5.3 million and non-interest income increased $13.0 million, partially offset by increases of $7.4 million in other expense and $6.2 million in the provision for loan losses. When the effects of the four banks acquired in March through May of 1995 are excluded, non-interest income increased by 17%, while other expense, excluding intangible amortization and F.D.I.C. insurance reductions, increased only 5%.

  Return on average assets for the first six months of 1996 was 1.20% compared to 1.22% in the first six months of 1995. Return on average stockholders' equity for the first six months of 1996 was 12.67% compared to 12.99% for the first six months of 1995. This decrease was partially due to the unrealized loss in fair value of available for sale investment securities during the first six months of 1995. The Company's efficiency ratio (other expense/net interest income plus non-interest income excluding net gains on securities transactions) was 62.29% for the first six months of 1996 compared to 63.58% for the first six months of 1995.

  Consolidated net income increased $2.2 million over the second quarter of 1995 mainly due to a $6.8 million increase in non-interest income partially offset by a $3.5 million increase in the provision for loan losses. Net income increased $1.6 million over the first quarter of 1996 mainly due to a $1.9 million increase in non-interest income. Earnings per share was $.79 in the second quarter of 1996, a 12.9% increase over the second quarter of 1995 and a 6.8% increase over the first quarter of 1996.

  In the second quarter of 1996, ten affiliate banks in Missouri, Kansas and Illinois were merged to form two banks, thus better serving those customers at over 100 sites in Missouri/Kansas and over 20 sites in Illinois.

  The Company sold a branch in Illinois in March 1996 and a branch in Missouri in August 1996. These sales did not have a material effect on the financial statements of the Company.

INTEREST INCOME AND EARNING ASSETS

  Total interest income increased $19.5 million, or 6.5%, compared to the first six months of 1995 mainly due to an increase of $661.1 million in average earning asset balances, (which caused an increase of $27.0 million in tax equivalent interest income). Excluding banks acquired in 1995, total interest income increased 1.2% in the first six months of 1996 over the same period in 1995. The average tax equivalent yield was 7.75% for the first six months of 1996 and 7.93% for the first six months of 1995.

  Loans, the highest yielding category of earning assets, were 63% of average earning assets for the first six months of 1996. Loan interest income increased $12.3 million, or 5.7%, over the first six months of 1995 due to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

an increase of $359.6 million in average loan balances. Most of the increase in average balances is attributable to bank acquisitions. Interest income on investment securities decreased $4.4 million from the first six months of 1995 mainly due to a decrease of $114.8 million in average balances invested in CMO's and asset-backed securities. Interest income on federal funds sold and securities purchased under agreements to resell increased $11.6 million over the first six months of 1995 mainly due to an increase of $440.9 million in average balances invested.

  The average tax equivalent yield was 7.72% in the second quarter of 1996 compared to 8.04% in the second quarter of 1995 and 7.79% in the first quarter of 1996. Total interest income decreased $938 thousand from the second quarter of 1995 mainly due to lower average tax equivalent yields earned on loans partially offset by an increase in average balances invested in federal funds sold and resell agreements. Total interest income decreased $2.4 million from the first quarter of 1996 due to lower average balances invested in federal funds sold and resell agreements and lower average rates earned on loans, partially offset by higher average balances invested in U.S. government and federal agency securities.

  Summaries of average earning assets and liabilities and the corresponding average rates earned/paid appear on pages 12 through 15.

RISK ELEMENTS OF LOAN PORTFOLIO

  Non-performing assets include impaired loans (non-accrual loans and loans 90 days delinquent and still accruing interest) and foreclosed real estate. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment (generally, loans that are 90 days past due as to principal and/or interest payments). These loans were made primarily to borrowers in Missouri, Kansas and Illinois. The following table presents non-performing assets.

                                                JUNE 30, 1996 DECEMBER 31, 1995
                                                ------------- -----------------
                                                    (DOLLARS IN THOUSANDS)
      Non-accrual loans........................    $17,100         $16,234
      Past due 90 days and still accruing
       interest................................     16,862          15,690
                                                   -------         -------
      Total impaired loans.....................     33,962          31,924
      Foreclosed real estate...................      1,603           1,955
                                                   -------         -------
          Total non-performing assets..........    $35,565         $33,879
                                                   =======         =======
      Non-performing assets to total loans.....        .67%            .64%
      Non-performing assets to total assets....        .38%            .35%

  The subsidiary banks issue Visa and MasterCard credit cards, and the balance of these consumer loans generated through credit card sales drafts and cash advances was $513.4 million at June 30, 1996. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $11.0 million, or 2.2% of credit card loans at June 30, 1996. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

PROVISION FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by the Parent, reviews and examinations by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of these factors, the provision for loan losses increased $6.2 million compared to the first six months of 1995, increased $3.5 million over the second quarter of 1995 and decreased $125 thousand compared to the first quarter of 1996. The allowance for loan losses as a percentage of loans outstanding was 1.87% at June 30, 1996, compared to 1.85% at year-end 1995 and 1.83% at June 30, 1995. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $10.9 million for the first six months of 1996 compared to $5.7 million for the first six months of 1995. Net charge-offs were $5.4 million for the second quarter of 1996 compared to $3.0 million for the second quarter of 1995 and $5.4 million for the first quarter of 1996.

INTEREST EXPENSE AND RELATED LIABILITIES

  Total interest expense (net of capitalized interest) increased $14.3 million, or 11.2%, compared to the first six months of 1995 due mainly to higher average interest-bearing liabilities. The average cost of funds was 4.16% for the first six months of 1996 and 4.10% for the first six months of 1995. Excluding banks acquired in 1995, total interest expense increased 4.3% in the first six months of 1996 compared to the first six months of 1995.

  Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first six months of 1996 were $7.87 billion, an increase of 9.7% over the same period last year. Core deposits supported 94% of average earning assets in 1996. Interest on deposits increased $15.4 million over the first six months of 1995. Interest expense on the Company's Premium Money Market deposits and long-term C.D.'s of less than $100,000 increased $10.2 million and $7.0 million, respectively, due mainly to higher average balances. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $956 thousand from the first six months of 1995 due to a decrease in average rates paid.

  Total interest expense in the second quarter of 1996 was unchanged from the second quarter of 1995, as rate decreases were offset by increases in balances, and was $2.8 million lower than the first quarter of 1996 due to lower average rates paid on deposits. The average cost of funds was 4.09% for the second quarter of 1996 compared to 4.24% for the second quarter of 1995 and 4.22% for the first quarter of 1996.

NON-INTEREST INCOME

  Non-interest income increased $13.0 million in the first six months of 1996 compared to the first six months of 1995. Deposit account charges and other fees increased $5.0 million partially due to fee restructuring and added cash management fees. In addition, trust income increased $2.2 million, miscellaneous credit card income increased $1.8 million and gains on securities transactions increased $1.5 million. Excluding banks acquired in 1995, total non-interest income (excluding securities gains) increased $9.0 million in the first six months of 1996 compared to the first six months of 1995.

  Non-interest income increased $6.8 million over the second quarter of 1995 due to increases of $2.7 million in deposit account charges and other fees, $916 thousand in trust income and $862 thousand in gains on loan sales. Compared to the first quarter of 1996, non-interest income increased $1.9 million, with increases of $1.4 million in deposit account charges and other fees and $692 thousand in gains on loan sales.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                 SIX MONTHS 1996                 SIX MONTHS 1995
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (including
  foreign) (A)..........  $1,684,056  $ 66,226    7.91%   $1,625,307  $ 67,851    8.42%
 Construction and
  development...........     170,460     7,462    8.80       127,071     6,026    9.56
 Real estate--business..     701,763    30,148    8.64       665,806    29,838    9.04
 Real estate--personal..     985,777    38,817    7.92       916,550    34,875    7.67
 Personal banking.......   1,259,151    54,539    8.71     1,207,634    51,852    8.66
 Credit card............     498,535    32,942   13.29       397,803    27,460   13.92
                          ----------  --------   -----    ----------  --------   -----
    Total loans.........   5,299,742   230,134    8.73     4,940,171   217,902    8.89
                          ----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........   1,751,479    53,544    6.15     1,761,859    53,783    6.16
 State & municipal
  obligations (A).......     119,157     4,705    7.94       107,391     4,071    7.64
 CMO's and asset-backed
  securities............     640,239    20,105    6.32       755,081    23,595    6.30
 Trading account
  securities (A)........       7,389       201    5.46         3,261       106    6.54
 Other marketable
  securities (A)........      41,197     1,399    6.83        82,007     2,508    6.17
 Other non-marketable
  securities............      34,178       254    1.49        23,320       298    2.58
                          ----------  --------   -----    ----------  --------   -----
    Total investment
     securities.........   2,593,639    80,208    6.22     2,732,919    84,361    6.22
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under
 agreements to resell...     516,512    13,946    5.43        75,660     2,317    6.18
                          ----------  --------   -----    ----------  --------   -----
    Total interest
     earning assets.....   8,409,893   324,288    7.75     7,748,750   304,580    7.93
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................     (98,638)                        (93,529)
Unrealized gain (loss)
 on investment
 securities.............      33,304                         (51,000)
Cash and due from banks.     636,617                         572,182
Land, buildings and
 equipment--net.........     209,111                         201,222
Other assets............     202,212                         193,907
                          ----------                      ----------
    Total assets........  $9,392,499                      $8,571,532
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  305,777     3,623    2.38    $  306,510     3,898    2.56
 Interest bearing
  demand................   3,651,096    60,513    3.33     3,202,548    52,292    3.29
 Time open & C.D.'s of
  less than $100,000....   2,229,595    60,866    5.49     2,130,456    54,355    5.14
 Time open & C.D.'s of
  $100,000 and over.....     233,295     6,045    5.21       200,886     5,146    5.17
                          ----------  --------   -----    ----------  --------   -----
    Total interest
     bearing deposits...   6,419,763   131,047    4.11     5,840,400   115,691    3.99
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     455,409    10,848    4.79       439,118    11,804    5.42
 Long-term debt and
  other borrowings......      14,615       521    7.17        16,957       575    6.84
                          ----------  --------   -----    ----------  --------   -----
    Total borrowings....     470,024    11,369    4.86       456,075    12,379    5.47
                          ----------  --------   -----    ----------  --------   -----
    Total interest
     bearing
     liabilities........   6,889,787   142,416    4.16%    6,296,475   128,070    4.10%
                                      --------   -----                --------   -----
Non-interest bearing
 demand deposits........   1,526,573                       1,429,960
Other liabilities.......      83,955                          41,122
Stockholders' equity....     892,184                         803,975
                          ----------                      ----------
    Total liabilities
     and equity.........  $9,392,499                      $8,571,532
                          ==========                      ==========
Net interest margin
 (T/E)..................              $181,872                        $176,510
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.35%                           4.59%
                                                 =====                           =====

- --------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

  ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                          1996 VS 1995
                                                   ----------------------------
                                                     INCREASE OR
                                                     (DECREASE)
                                                    DUE TO CHANGE
                                                         IN
                                                   ----------------    TOTAL
                                                   AVERAGE  AVERAGE   INCREASE
                                                   VOLUME   RATE(B)  (DECREASE)
                                                   -------  -------  ----------
                                                          (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans:
 Business (including foreign) (A)................. $ 2,472  $(4,097)  $(1,625)
 Construction and development.....................   2,063     (627)    1,436
 Real estate--business............................   1,616   (1,306)      310
 Real estate--personal............................   2,640    1,302     3,942
 Personal banking.................................   2,218      469     2,687
 Credit card......................................   6,973   (1,491)    5,482
                                                   -------  -------   -------
   Total loans....................................  17,982   (5,750)   12,232
                                                   -------  -------   -------
Investment securities:
 U.S. government & federal agency.................    (318)      79      (239)
 State & municipal obligations (A)................     447      187       634
 CMO's and asset-backed securities................  (3,598)     108    (3,490)
 Trading account securities (A)...................     134      (39)       95
 Other marketable securities (A)..................  (1,252)     143    (1,109)
 Other non-marketable securities..................     139     (183)      (44)
                                                   -------  -------   -------
   Total investment securities....................  (4,448)     295    (4,153)
                                                   -------  -------   -------
Federal funds sold and securities purchased under
 agreements to resell.............................  13,468   (1,839)   11,629
                                                   -------  -------   -------
   Total interest income..........................  27,002   (7,294)   19,708
                                                   -------  -------   -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings..........................................      (9)    (266)     (275)
 Interest bearing demand..........................  10,498   (2,277)    8,221
 Time open & C.D.'s of less than $100,000.........   2,641    3,870     6,511
 Time open & C.D.'s of $100,000 and over..........     839       60       899
                                                   -------  -------   -------
   Total interest bearing deposits................  13,969    1,387    15,356
                                                   -------  -------   -------
Borrowings:
 Federal funds purchased and securities sold
  under agreements to repurchase..................     124   (1,080)     (956)
 Long-term debt and other borrowings..............     (80)      26       (54)
                                                   -------  -------   -------
   Total borrowings...............................      44   (1,054)   (1,010)
                                                   -------  -------   -------
   Total interest expense.........................  14,013      333    14,346
                                                   -------  -------   -------
Change in net interest margin (T/E)............... $12,989  $(7,627)  $ 5,362
                                                   =======  =======   =======
Percentage increase in net interest margin (T/E)
 over the same period of the prior year...........                       3.04%
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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS
              THREE MONTHS ENDED JUNE 30, 1996 AND MARCH 31, 1996

                               SECOND QUARTER 1996              FIRST QUARTER 1996
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (including
  foreign) (A)..........  $1,686,451  $32,884     7.84%   $1,681,661  $33,342     7.97%
 Construction and
  development...........     169,600    3,674     8.71       171,320    3,788     8.89
 Real estate--business..     702,606   15,107     8.65       700,920   15,041     8.63
 Real estate--personal..     990,822   19,287     7.83       980,732   19,530     8.01
 Personal banking.......   1,253,783   27,076     8.69     1,264,519   27,463     8.74
 Credit card............     502,800   16,234    12.99       494,270   16,708    13.60
                          ----------  -------    -----    ----------  -------    -----
    Total loans.........   5,306,062  114,262     8.66     5,293,422  115,872     8.80
                          ----------  -------    -----    ----------  -------    -----
Investment securities:
 U.S. government &
  federal agency........   1,789,272   27,311     6.14     1,713,686   26,233     6.16
 State & municipal
  obligations (A).......     117,785    2,348     8.02       120,529    2,357     7.87
 CMO's and asset-backed
  securities............     632,794    9,942     6.32       647,684   10,163     6.31
 Trading account
  securities (A)........       7,861      113     5.78         6,917       88     5.09
 Other marketable
  securities (A)........      45,595      734     6.47        36,799      665     7.27
 Other non-marketable
  securities............      33,940      173     2.05        34,416       81      .95
                          ----------  -------    -----    ----------  -------    -----
    Total investment
     securities.........   2,627,247   40,621     6.22     2,560,031   39,587     6.22
                          ----------  -------    -----    ----------  -------    -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     453,629    6,064     5.38       579,395    7,882     5.47
                          ----------  -------    -----    ----------  -------    -----
    Total interest
     earning assets.....   8,386,938  160,947     7.72     8,432,848  163,341     7.79
                                      -------    -----                -------    -----
Less allowance for loan
 losses.................     (99,054)                        (98,222)
Unrealized gain on
 investment securities..      14,220                          52,388
Cash and due from banks.     615,730                         657,504
Land, buildings and
 equipment--net.........     208,242                         209,980
Other assets............     196,892                         207,532
                          ----------                      ----------
    Total assets........  $9,322,968                      $9,462,030
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  305,729    1,789     2.35    $  305,825    1,834     2.41
 Interest bearing
  demand................   3,664,421   30,036     3.30     3,637,771   30,477     3.37
 Time open & C.D.'s of
  less than $100,000....   2,213,390   29,682     5.39     2,245,800   31,184     5.58
 Time open & C.D.'s of
  $100,000 and over.....     234,170    2,984     5.13       232,420    3,061     5.30
                          ----------  -------    -----    ----------  -------    -----
    Total interest
     bearing deposits...   6,417,710   64,491     4.04     6,421,816   66,556     4.17
                          ----------  -------    -----    ----------  -------    -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     429,469    5,067     4.75       481,349    5,781     4.83
 Long-term debt and
  other borrowings......      14,470      263     7.32        14,760      258     7.02
                          ----------  -------    -----    ----------  -------    -----
    Total borrowings....     443,939    5,330     4.83       496,109    6,039     4.90
                          ----------  -------    -----    ----------  -------    -----
    Total interest
     bearing
     liabilities........   6,861,649   69,821     4.09%    6,917,925   72,595     4.22%
                                      -------    -----                -------    -----
Non-interest bearing
 demand deposits........   1,507,302                       1,545,844
Other liabilities.......      71,369                          96,541
Stockholders' equity....     882,648                         901,720
                          ----------                      ----------
    Total liabilities
     and equity.........  $9,322,968                      $9,462,030
                          ==========                      ==========
Net interest margin
 (T/E)..................              $91,126                         $90,746
                                      =======                         =======
Net yield on interest
 earning assets.........                          4.37%                           4.33%
                                                 =====                           =====

- --------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

  ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES
              THREE MONTHS ENDED JUNE 30, 1996 AND MARCH 31, 1996

                                                       CURRENT QUARTER VS
                                                         PRIOR QUARTER
                                                   ----------------------------
                                                     INCREASE OR
                                                     (DECREASE)
                                                    DUE TO CHANGE
                                                         IN
                                                   ----------------    TOTAL
                                                   AVERAGE  AVERAGE   INCREASE
                                                   VOLUME   RATE(B)  (DECREASE)
                                                   -------  -------  ----------
                                                          (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans:
 Business (including foreign) (A)................. $    95  $  (553)  $  (458)
 Construction and development.....................     (38)     (76)     (114)
 Real estate--business............................      36       30        66
 Real estate--personal............................     201     (444)     (243)
 Personal banking.................................    (233)    (154)     (387)
 Credit card......................................     288     (762)     (474)
                                                   -------  -------   -------
   Total loans....................................     349   (1,959)   (1,610)
                                                   -------  -------   -------
Investment securities:
 U.S. government & federal agency.................   1,158      (80)    1,078
 State & municipal obligations (A)................     (54)      45        (9)
 CMO's and asset-backed securities................    (234)      13      (221)
 Trading account securities (A)...................      12       13        25
 Other marketable securities (A)..................     159      (90)       69
 Other non-marketable securities..................      (1)      93        92
                                                   -------  -------   -------
   Total investment securities....................   1,040       (6)    1,034
                                                   -------  -------   -------
Federal funds sold and securities purchased under
 agreements to resell.............................  (1,708)    (110)   (1,818)
                                                   -------  -------   -------
   Total interest income..........................    (319)  (2,075)   (2,394)
                                                   -------  -------   -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings..........................................      (1)     (44)      (45)
 Interest bearing demand..........................     578   (1,019)     (441)
 Time open & C.D.'s of less than $100,000.........    (449)  (1,053)   (1,502)
 Time open & C.D.'s of $100,000 and over..........      19      (96)      (77)
                                                   -------  -------   -------
   Total interest bearing deposits................     147   (2,212)   (2,065)
                                                   -------  -------   -------
Borrowings:
 Federal funds purchased and securities sold
  under agreements to repurchase..................    (637)     (77)     (714)
 Long-term debt and other borrowings..............      (5)      10         5
                                                   -------  -------   -------
   Total borrowings...............................    (642)     (67)     (709)
                                                   -------  -------   -------
   Total interest expense.........................    (495)  (2,279)   (2,774)
                                                   -------  -------   -------
Change in net interest margin (T/E)............... $   176  $   204   $   380
                                                   =======  =======   =======
Percentage increase in net interest margin (T/E) over the prior
 quarter..........................................................        .42%
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

OTHER EXPENSE

  Other expense increased $7.4 million in the first six months of 1996 compared to the first six months of 1995. Salaries and benefits increased $5.5 million in this comparison partly as a result of staff at banks acquired in 1995. Excluding employees at banks acquired in 1995, full-time equivalent employees decreased slightly in the first six months of 1996 compared to the first six months of 1995. In addition, marketing expense increased $1.7 million, supplies and communication expense increased $1.0 million and amortization of goodwill and core deposit premium increased $1.0 million. These effects were partially offset by a $7.8 million decrease in F.D.I.C. insurance expense due to a decrease in the assessment rate. Excluding the expenses of banks acquired in 1995, total other expense decreased $2.1 million in the first six months of 1996 compared to the same period in 1995.

  Other expense increased $381 thousand compared to the second quarter of 1995. Various increases, including a $1.5 million increase in salaries and employee benefits, were largely offset by a $4.0 million reduction in F.D.I.C. insurance expense. Compared to the first quarter of 1996, other expense increased $357 thousand. A $1.1 million reduction in marketing expense partially offset increases in other categories.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent company consist primarily of short-term investments and equity securities, most of which are readily marketable. The fair value of these investments was $73.5 million at June 30, 1996 compared to $90.1 million at December 31, 1995. Included in the fair values were unrealized net gains of $11.9 million at June 30, 1996 and $11.0 million at December 31, 1995. The Parent company liabilities totaled $40.9 million at June 30, 1996, compared to $44.3 million at December 31, 1995. The 1995 liabilities included a $31.0 million liability recorded at year end 1995 for a significant treasury stock purchase settling in 1996. The 1996 liabilities included $29.9 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent company had no short-term borrowings from affiliate banks or long-term debt during 1996. The Parent company's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale securities, which consist mainly of U.S. government and federal agency securities and CMO's and asset-backed securities. These liquid assets had a fair value of $2.95 billion at June 30, 1996 and $3.03 billion at December 31, 1995. The available for sale bank portfolio included an unrealized net loss in fair value of $26.2 million at June 30, 1996 compared to an unrealized net gain of $30.1 million at December 31, 1995.

  In February 1996, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of common stock in either the open market or privately negotiated transactions, to be used for employee benefit programs and stock dividends. At June 30, 1996, the Company had acquired 697,496 shares under this authorization.

  The Company (on a consolidated basis) had an equity to asset ratio of 9.50% based on 1996 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                                 JUNE 30, 1996 DECEMBER 31, 1995
                                                 ------------- -----------------
                                                     (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets......................  $5,895,369      $6,045,112
      Tier I Capital............................     785,507         756,452
      Total Capital.............................     854,911         829,784
      Tier I Capital Ratio......................       13.32%          12.51%
      Total Capital Ratio.......................       14.50%          13.73%
      Leverage Ratio............................        8.52%           8.27%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $654.8 million at June 30, 1996, a decrease of $120.0 million from December 31, 1995. Contributing to the net cash outflow were a net decrease of $185.3 million in demand deposits and $56.5 million in purchases of treasury stock. In addition, purchases of investment securities were $685.2 million, partially offset by $529.3 million in proceeds realized from sales and maturities. Partially offsetting these net outflows were a $145.0 million net decrease in short-term investments in federal funds sold and resell agreements and $97.2 million generated from operating activities. Total assets and core deposits decreased slightly, $251.0 million and $247.2 million, respectively, compared to December 31, 1995 balances.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.01 billion, standby letters of credit totaled $130.1 million, and commercial letters of credit totaled $30.8 million at June 30, 1996. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $152.3 million at June 30, 1996. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $4.8 million at June 30, 1996. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

                          INDEX TO EXHIBITS

         3 - Articles of Incorporation and By-Laws:

             (a) Restated Articles of Incorporation, as amended

             (b) Restated By-Laws

         4 - Instruments defining the rights of security holders, including indentures:

             (b) Shareholder Rights Plan contained in an Amended and Restated
                 Rights Agreement filed on Form 8-A12G/A dated June 7, 1996, and the same is hereby incorporated by reference

             (c) Form of Rights Certificate and Election to Exercise was
                 filed on Form 8-A12G/A dated June 7, 1996, and the same is hereby incorporated by reference

             (d) Form of Certificate of Designation of Preferred Stock was
                 filed on Form 8-A12G/A dated June 7, 1996, and the same is hereby incorporated by reference

        27 - Financial Data Schedule