Form 10-Q
period 1996-09-30
COMMERCE BANCSHARES INC /MO/
filed 1996-11-08
CIK 22356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

   (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR

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

                      X
                Yes-------                   No -------

  As of November 1, 1996, the registrant had outstanding 35,652,693 shares of its $5 par value common stock, registrant's only class of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of September 30, 1996 and December 31, 1995 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

    Schedule 6: Notes to Consolidated Financial Statements

    Schedule 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

                          PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (10) Material Contracts:

      (a) Commerce Bancshares, Inc. Incentive Stock Option Plan amended and restated as of October 4, 1996

      (b) Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan amended and restated as of October 4, 1996

      (c) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of October 4, 1996

      (d) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of October 4, 1996

      (e) Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors amended and restated October 4, 1996

      (f) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated October 4, 1996

      (g) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996


    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

Date: November 8, 1996

                                                  /s/ Jeffery D. Aberdeen
                                          By __________________________________
                                                    Jeffery D. Aberdeen
                                                        Controller
                                                (Chief Accounting Officer)

Date: November 8, 1996

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                            COMPARISON OF KEY RATIOS
                                  (UNAUDITED)

                                                                   1996   1995
                                                                   -----  -----
RATIOS--THREE MONTHS ENDED SEPTEMBER 30:
(Based on average balance sheets):
  Loans to deposits............................................... 67.15% 69.04%
  Non-interest bearing deposits to total deposits................. 19.71  19.96
  Equity to loans................................................. 16.59  16.38
  Equity to deposits.............................................. 11.14  11.31
  Equity to total assets..........................................  9.48   9.56
  Return on total assets..........................................  1.32   1.19
  Return on realized stockholders' equity......................... 13.95  12.58
  Return on total stockholders' equity............................ 13.95  12.40
RATIOS--NINE MONTHS ENDED SEPTEMBER 30:
(Based on average balance sheets):
  Loans to deposits............................................... 66.85% 68.33%
  Non-interest bearing deposits to total deposits................. 19.38  19.77
  Equity to loans................................................. 16.75  16.31
  Equity to deposits.............................................. 11.20  11.15
  Equity to total assets..........................................  9.49   9.44
  Return on total assets..........................................  1.24   1.21
  Return on realized stockholders' equity......................... 13.30  12.53
  Return on total stockholders' equity............................ 13.09  12.78
  (Based on end-of-period data):
  Tier I capital ratio............................................ 13.37  12.69
  Total capital ratio............................................. 14.52  13.90
  Leverage ratio..................................................  8.69   8.50
  Efficiency ratio................................................ 61.75  62.99

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30 DECEMBER 31
                                                           1996        1995
                                                       ------------ -----------
                                                       (UNAUDITED)
                                                            (IN THOUSANDS)
ASSETS
Loans, net of unearned income.........................  $5,390,915  $5,317,813
Allowance for loan losses.............................     (98,366)    (98,537)
                                                        ----------  ----------
    NET LOANS.........................................   5,292,549   5,219,276
                                                        ----------  ----------
Investment securities:
  Available for sale..................................   2,621,282   2,552,264
  Trading account.....................................       5,255       9,369
  Other non-marketable................................      39,383      33,120
                                                        ----------  ----------
    TOTAL INVESTMENT SECURITIES.......................   2,665,920   2,594,753
                                                        ----------  ----------
Federal funds sold and securities purchased under
 agreements to resell.................................     343,090     523,302
Cash and due from banks...............................     700,632     774,852
Land, buildings and equipment--net....................     208,342     210,033
Goodwill and core deposit premium--net................      90,774     101,184
Customers' acceptance liability.......................       2,332       9,435
Other assets..........................................     110,470     141,116
                                                        ----------  ----------
    TOTAL ASSETS......................................  $9,414,109  $9,573,951
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand.........................  $1,727,129  $1,828,950
  Savings and interest bearing demand.................   3,941,168   3,891,801
  Time open and C.D.'s of less than $100,000..........   2,160,900   2,253,390
  Time open and C.D.'s of $100,000 and over...........     210,665     218,951
                                                        ----------  ----------
    TOTAL DEPOSITS....................................   8,039,862   8,193,092
Federal funds purchased and securities sold under
 agreements to repurchase.............................     414,855     362,903
Long-term debt and other borrowings...................      14,233      14,562
Accrued interest, taxes and other liabilities.........      53,891     110,176
Acceptances outstanding...............................       2,332       9,435
                                                        ----------  ----------
    TOTAL LIABILITIES.................................   8,525,173   8,690,168
                                                        ----------  ----------
Stockholders' equity:
  Preferred stock, $1 par value.
   Authorized and unissued 2,000,000 shares...........         --          --
  Common stock, $5 par value.
   Authorized 80,000,000 shares; issued 37,565,369
    shares............................................     187,827     187,827
  Capital surplus.....................................      81,260      84,415
  Retained earnings...................................     684,756     618,388
  Treasury stock of 1,810,202 shares in 1996 and
   861,951 shares in 1995, at cost....................     (66,026)    (32,980)
  Unearned employee benefits..........................        (802)       (716)
  Unrealized securities gain--net of tax..............       1,921      26,849
                                                        ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY........................     888,936     883,783
                                                        ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $9,414,109  $9,573,951
                                                        ==========  ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                      FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                      ---------------------  -------------------
                                         1996       1995       1996      1995
                                      ---------- ----------  --------- ---------
                                                     (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans..........  $  115,074 $  120,608  $ 344,500 $ 337,723
Interest on investment securities...      40,827     39,089    119,235   121,897
Interest on federal funds sold and
 securities purchased under
 agreements to resell...............       5,246      4,394     19,192     6,711
                                      ---------- ----------  --------- ---------
    TOTAL INTEREST INCOME...........     161,147    164,091    482,927   466,331
                                      ---------- ----------  --------- ---------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing
   demand...........................      32,025     31,891     96,161    88,081
  Time open and C.D.'s of less than
   $100,000.........................      29,411     32,072     90,277    86,427
  Time open and C.D.'s of $100,000
   and over.........................       2,848      3,121      8,893     8,267
Interest on federal funds purchased
 and securities sold under
 agreements to repurchase...........       5,102      6,235     15,950    18,039
Interest on long-term debt and other
 borrowings.........................         232        271        688       841
                                      ---------- ----------  --------- ---------
    TOTAL INTEREST EXPENSE..........      69,618     73,590    211,969   201,655
                                      ---------- ----------  --------- ---------
    NET INTEREST INCOME.............      91,529     90,501    270,958   264,676
Provision for loan losses...........       6,082      3,927     17,063     8,690
                                      ---------- ----------  --------- ---------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES......      85,447     86,574    253,895   255,986
                                      ---------- ----------  --------- ---------
NON-INTEREST INCOME
Trust income........................       9,328      8,638     27,266    24,341
Deposit account charges and other
 fees...............................      14,409     11,807     40,621    33,053
Trading account profits and
 commissions........................       1,316      1,134      4,474     3,848
Net gains on securities
 transactions.......................          90        243      2,004       670
Credit card transaction fees........       6,312      5,725     18,358    15,990
Other income........................       8,994      6,647     23,182    18,779
                                      ---------- ----------  --------- ---------
    TOTAL NON-INTEREST INCOME.......      40,449     34,194    115,905    96,681
                                      ---------- ----------  --------- ---------
OTHER EXPENSE
Salaries and employee benefits......      40,971     41,156    123,282   117,952
Net occupancy expense on bank
 premises...........................       5,619      5,369     16,272    15,257
Equipment expense...................       3,648      3,579     11,086    10,286
Supplies and communication expense..       6,274      6,304     18,607    17,614
Data processing expense.............       5,227      5,360     15,394    15,206
Federal deposit insurance expense...       1,661       (339)     2,097     7,907
Marketing expense...................       3,415      3,718      9,469     8,119
Other operating expense.............      13,262     11,858     41,443    34,858
                                      ---------- ----------  --------- ---------
    TOTAL OTHER EXPENSE.............      80,077     77,005    237,650   227,199
                                      ---------- ----------  --------- ---------
Income before income taxes..........      45,819     43,763    132,150   125,468
Less income taxes...................      14,964     16,153     45,094    46,076
                                      ---------- ----------  --------- ---------
    NET INCOME......................  $   30,855 $   27,610  $  87,056 $  79,392
                                      ========== ==========  ========= =========
Net income per common and common
 equivalent share...................  $      .85 $      .72  $    2.38 $    2.10
                                      ========== ==========  ========= =========
Weighted average common and common
 equivalent shares outstanding......      36,313     38,276     36,641    37,765
                                      ========== ==========  ========= =========
Cash dividends per common share.....  $     .190 $     .171  $    .570 $    .514
                                      ========== ==========  ========= =========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 4

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       NET
                          NUMBER OF                                        UNEARNED UNREALIZED
                            SHARES    COMMON  CAPITAL  RETAINED  TREASURY  EMPLOYEE    GAIN
                            ISSUED    STOCK   SURPLUS  EARNINGS   STOCK    BENEFITS   (LOSS)    TOTAL
                          ---------- -------- -------  --------  --------  -------- ---------- --------
                                                         (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1996.  37,565,369 $187,827 $84,415  $618,388  $(32,980)  $(716)   $ 26,849  $883,783
 Net income.............                                 87,056                                  87,056
 Year-to-date change in
  fair value of
  investment securities.                                                              (24,928)  (24,928)
 Purchase of treasury
  stock.................                                          (39,746)     24               (39,722)
 Sales under option and
  benefit plans.........                       (3,138)              6,426                         3,288
 Issuance of stock under
  restricted stock award
  plan..................                          (17)                274    (257)                  --
 Restricted stock award
  amortization..........                                                      147                   147
 Cash dividends paid
  ($.570 per share).....                                (20,688)                                (20,688)
                          ---------- -------- -------  --------  --------   -----    --------  --------
BALANCE SEPTEMBER 30,
 1996...................  37,565,369 $187,827 $81,260  $684,756  $(66,026)  $(802)   $  1,921  $888,936
                          ========== ======== =======  ========  ========   =====    ========  ========
Balance January 1, 1995.  33,970,106 $169,851 $54,575  $576,331  $(12,148)  $(295)   $(60,116) $728,198
 Net income.............                                 79,392                                  79,392
 Year-to-date change in
  fair value of
  investment securities.                                                               72,400    72,400
 Purchase of treasury
  stock.................                                          (29,081)      7               (29,074)
 Sales under option and
  benefit plans.........                       (2,156)              5,430                         3,274
 Purchase acquisitions..                         (435)              5,315                         4,880
 Pooling acquisition,
  net...................   2,674,299   13,371  (4,872)   32,360     7,625                  38    48,522
 Issuance of stock under
  restricted stock award
  plan..................                            4                 627    (631)                  --
 Restricted stock award
  amortization..........                                                      101                   101
 Cash dividends paid
  ($.514 per share).....                                (19,593)                                (19,593)
                          ---------- -------- -------  --------  --------   -----    --------  --------
Balance September 30,
 1995...................  36,644,405 $183,222 $47,116  $668,490  $(22,232)  $(818)   $ 12,322  $888,100
                          ========== ======== =======  ========  ========   =====    ========  ========


                See accompanying notes to financial statements.

                                                                      SCHEDULE 5

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                                              (UNAUDITED)
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income............................................... $  87,056  $  79,392
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses..............................    17,063      8,690
  Provision for depreciation and amortization............    23,085     23,012
  Accretion of investment security discounts.............    (4,327)    (4,346)
  Amortization of investment security premiums...........    17,162     19,845
  Net gains on sales of investment securities (A)........    (2,004)      (670)
  Net (increase) decrease in trading account
   securities............................................     4,791     (2,586)
  Decrease in interest receivable........................     7,431      1,214
  Increase (decrease) in interest payable................    (1,874)     8,802
  Other changes, net.....................................    12,452      4,592
                                                          ---------  ---------
    Net cash provided by operating activities............   160,835    137,945
                                                          ---------  ---------
INVESTING ACTIVITIES:
Net cash paid in acquisitions............................       --     (33,226)
Cash paid in sale of branches............................   (38,134)       --
Proceeds from sales of investment securities (A).........   546,664    585,688
Proceeds from maturities of investment securities (A)....   292,541    407,470
Purchases of investment securities (A)...................  (964,682)  (460,174)
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell.........   180,212    (95,325)
Net increase in loans....................................   (99,820)  (365,305)
Purchases of premises and equipment......................   (19,512)   (17,549)
Sales of premises and equipment..........................     6,529      6,386
                                                          ---------  ---------
    Net cash provided (used) by investing activities.....   (96,202)    27,965
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings
 and interest bearing demand deposits....................   (21,902)  (285,801)
Net increase (decrease) in time open and C.D.'s..........   (80,182)    97,049
Net increase in federal funds purchased and securities
 sold under
 agreements to repurchase................................    51,952     78,913
Repayment of long-term debt..............................      (369)    (7,691)
Purchases of treasury stock..............................   (70,325)   (28,923)
Exercise of stock options by employees...................     2,661      2,922
Cash dividends paid on common stock......................   (20,688)   (19,593)
                                                          ---------  ---------
    Net cash used by financing activities................  (138,853)  (163,124)
                                                          ---------  ---------
    Increase (decrease) in cash and cash equivalents.....   (74,220)     2,786
Cash and cash equivalents at beginning of year...........   774,852    565,805
                                                          ---------  ---------
    Cash and cash equivalents at September 30............ $ 700,632  $ 568,591
                                                          =========  =========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Cash payments of income taxes for the nine month period were $50,398,000 in 1996 and $27,295,000 in 1995. Interest paid on deposits and borrowings for the nine month period was $213,614,000 in 1996 and $192,967,000 in 1995.

                See accompanying notes to financial statements.

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

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

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses (in thousands):

                                                   FOR THE         FOR THE
                                                THREE MONTHS     NINE MONTHS
                                                    ENDED           ENDED
                                                SEPTEMBER 30    SEPTEMBER 30
                                               --------------- ---------------
                                                1996    1995    1996    1995
                                               ------- ------- ------- -------
      Balance, beginning of period............ $98,667 $99,221 $98,537 $87,179
                                               ------- ------- ------- -------
      Additions:
       Provision for loan losses..............   6,082   3,927  17,063   8,690
       Allowance for loan losses of acquired
        banks.................................     --      --      --   12,932
                                               ------- ------- ------- -------
         Total additions......................   6,082   3,927  17,063  21,622
                                               ------- ------- ------- -------
      Deductions:
       Loan losses............................   8,032   6,653  22,629  15,826
       Less recoveries on loans...............   1,649   1,800   5,395   5,320
                                               ------- ------- ------- -------
         Net loan losses......................   6,383   4,853  17,234  10,506
                                               ------- ------- ------- -------
      Balance, September 30................... $98,366 $98,295 $98,366 $98,295
                                               ======= ======= ======= =======

  At September 30, 1996, interest income was not being recognized on an accrual basis for loans with an outstanding balance of $11,829,000.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at September 30, 1996 and December 31, 1995 (in thousands):

                                                      SEPTEMBER 30 DECEMBER 31
                                                          1996        1995
                                                      ------------ -----------
      Available for sale:
       U.S. government and federal agency
        obligations..................................  $1,765,849  $1,707,111
       State and municipal obligations...............     113,725     128,043
       CMO's and asset-backed securities.............     652,668     670,522
       Other debt securities.........................      46,359      10,982
       Equity securities.............................      42,681      35,606
      Trading account securities.....................       5,255       9,369
      Other non-marketable securities................      39,383      33,120
                                                       ----------  ----------
         Total investment securities.................  $2,665,920  $2,594,753
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

                                                                     SCHEDULE 7

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1995 Annual Report on Form 10-K. Results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of results to be attained for any other period.

SUMMARY

  The Company's consolidated net income for the first nine months of 1996 totaled $87.1 million; a $7.7 million or 9.7% increase over the same period in 1995. Earnings per share increased 13.3% to $2.38 in the first nine months of 1996 compared to $2.10 in the first nine months of 1995. Net interest income increased $6.3 million and non-interest income increased $19.2 million, partially offset by increases of $10.5 million in other expense and $8.4 million in the provision for loan losses. When the effects of the four banks acquired in March through May of 1995 are excluded, non-interest income increased by 18.3%, while other expense, excluding intangible amortization and F.D.I.C. insurance reductions, increased only 4.6%.

  Return on average assets for the first nine months of 1996 was 1.24% compared to 1.21% in the first nine months of 1995. Return on average stockholders' equity for the first nine months of 1996 was 13.09% compared to 12.78% for the first nine months of 1995. The Company's efficiency ratio (other expense/net interest income plus non-interest income excluding net gains on securities transactions) was 61.75% for the first nine months of 1996 compared to 62.99% for the first nine months of 1995.

  Consolidated net income increased $3.2 million over the third quarter of 1995 mainly due to a $6.3 million increase in non-interest income partially offset by a $3.1 million increase in other expense and a $2.2 million increase in the provision for loan losses. Net income increased $1.9 million over the second quarter of 1996 mainly due to increases of $1.6 million in net interest income and $1.8 million in non-interest income, partially offset by an increase of $1.1 million in other expense. Earnings per share was $.85 in the third quarter of 1996, an 18.1% increase over the third quarter of 1995 and a 7.6% increase over the second quarter of 1996.

  In the second quarter of 1996, ten affiliate banks in Missouri, Kansas and Illinois were merged to form two banks. The effects of these mergers will enable the Company to reduce overhead costs while expanding services to customers. Additionally, customers will gain access to additional banking facilities in portions of Missouri, Kansas and Illinois.

  The Company sold an Illinois branch in March 1996 and a Missouri branch in August 1996. These sales did not have a material effect on the financial statements of the Company.

INTEREST INCOME AND EARNING ASSETS

  Total interest income increased $16.6 million, or 3.6%, compared to the first nine months of 1995 mainly due to an increase of $477.5 million in average earning asset balances, (which caused an increase of $29.0 million in tax equivalent interest income), partly offset by a decrease of 19 basis points in average tax equivalent rates earned. Excluding banks acquired in 1995, total interest income increased .4% in the first nine months of 1996 over the same period in 1995. The average tax equivalent yield was 7.75% for the first nine months of 1996 and 7.94% for the first nine months of 1995.

  Loans were 63% of average earning assets and yielded an average tax equivalent rate of 8.71% for the first nine months of 1996. Loan interest income increased $6.8 million, or 2.0%, over the first nine months of 1995. This increase was mainly due to an increase of $97.2 million in average credit card loan balances, partially offset by a decline of 46 basis points in average tax equivalent rates earned on business loans. Interest income on investment securities decreased $2.7 million from the first nine months of 1995 mainly due to a decrease of $84.7 million in average balances invested in CMO's and asset-backed securities. Interest income on federal funds sold and securities purchased under agreements to resell increased $12.5 million over the first nine months of 1995 mainly due to an increase of $321.1 million in average balances invested.

  The average tax equivalent yield was 7.73% in the third quarter of 1996 compared to 7.96% in the third quarter of 1995 and 7.72% in the second quarter of 1996. Total interest income decreased $2.9 million from the third quarter of 1995 mainly due to both lower average tax equivalent yields earned and lower average balances invested in loans. Total interest income increased $1.4 million over the second quarter of 1996 due to higher average tax equivalent rates earned, mainly in loans, partially offset by lower average balances invested, mainly in federal funds sold and resell agreements.

  Summaries of average earning assets and liabilities and the corresponding average rates earned/paid appear on pages 14 through 17.

INTEREST EXPENSE AND RELATED LIABILITIES

  Total interest expense (net of capitalized interest) increased $10.3 million, or 5.1%, compared to the first nine months of 1995 due mainly to higher average interest-bearing liabilities. The average cost of funds was 4.13% for the first nine months of 1996 and 4.19% for the first nine months of 1995. Excluding banks acquired in 1995, total interest expense increased 1.2% in the first nine months of 1996 compared to the first nine months of 1995.

  Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first nine months of 1996 were $7.85 billion, an increase of 6.8% over the same period last year. Core deposits supported 94% of average earning assets in 1996. Interest on deposits increased $12.6 million over the first nine months of 1995. Interest expense on the Company's Premium Money Market deposits and long-term C.D.'s of less than $100,000 increased $13.1 million and $6.9 million, respectively, due mainly to higher average balances. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $2.1 million from the first nine months of 1995 due to a decrease in average rates paid.

  Total interest expense in the third quarter of 1996 was $4.0 million lower than the third quarter of 1995, as rate decreases were partially offset by increases in average deposits. Interest expense was $173 thousand lower than the second quarter of 1996 due to lower average deposits and borrowings and lower average rates paid on deposits. The average cost of funds was 4.09% for the second and third quarters of 1996 compared to 4.34% for the third quarter of 1995.

RISK ELEMENTS OF LOAN PORTFOLIO

  Non-performing assets include impaired loans (non-accrual loans and loans 90 days delinquent and still accruing interest) and foreclosed real estate. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment (generally, loans that are 90 days past due as to principal and/or interest payments). These loans were made primarily to borrowers in Missouri, Kansas and Illinois. The following table presents non-performing assets for the periods indicated.

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
                                                            (IN THOUSANDS)
      Non-accrual loans..............................    $11,829      $16,234
      Past due 90 days and still accruing interest...     24,593       15,690
                                                         -------      -------
      Total impaired loans...........................     36,422       31,924
      Foreclosed real estate.........................        985        1,955
                                                         -------      -------
        Total non-performing assets..................    $37,407      $33,879
                                                         =======      =======
      Non-performing assets to total loans...........        .69%         .64%
      Non-performing assets to total assets..........        .40%         .35%

  Non-accrual loans at September 30, 1996 are comprised of both secured and unsecured loans to businesses and individuals. Loans past due 90 days but still accruing interest are comprised of $9.2 million in business loans, $792 thousand in construction and development loans, $1.4 million in business real estate loans, $2.4 million in personal real estate loans, $4.8 million in personal banking loans and $5.9 million in credit card loans. Foreclosed properties at September 30, 1996 are mainly comprised of individual family dwellings and are not considered a significant risk element to the balance sheet.

  The subsidiary banks issue Visa and MasterCard credit cards, and the balance of these consumer loans was $527.6 million at September 30, 1996. During 1996 the banking industry has experienced increasing credit losses on these loans primarily due to easing of bankruptcy laws and general economic conditions, and net charge-offs at major banks this year have ranged from 3.5% to over 5% of credit card loans. The Company has also experienced an increase in credit losses on credit card loans due to these same factors, however, net charge-off experience through the first nine months has averaged 2.78% of outstanding credit card loans, which is significantly lower than industry averages. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $12.3 million, or 2.3% of credit card loans at September 30, 1996. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

ALLOWANCE FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), reviews and examinations by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of these factors, the provision for loan losses increased $8.4 million compared to the first nine months of 1995, increased $2.2 million over the third quarter of 1995 and increased $654 thousand compared to the second quarter of 1996. The allowance for loan losses as a percentage of loans outstanding was 1.82% at September 30, 1996, compared to 1.85% at year-end 1995 and 1.80% at September 30, 1995. Net charge-offs on loans totaled $17.2 million for the first nine months of 1996 compared to $10.5 million for the first nine months of 1995. Net charge-offs were $6.4 million for the third quarter of 1996 compared to $4.9 million for the third quarter of 1995 and $5.4 million for the second quarter of 1996. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio.

NON-INTEREST INCOME

                                             INCREASE (DECREASE)
                                   -------------------------------------------
                                                    QUARTER        QUARTER
                                                     ENDED          ENDED
                                    NINE MONTHS     9/30/96        9/30/96
                                   ENDED 9/30/96  COMPARED TO      COMPARED
                                    COMPARED TO     QUARTER        QUARTER
                                    NINE MONTHS      ENDED          ENDED
                                   ENDED 9/30/95    9/30/95        6/30/96
                                   -------------  -------------  -------------
                                               (IN THOUSANDS)
Trust income...................... $ 2,925  12.0% $  690    8.0% $  483    5.5%
Deposit account charges and other
 fees.............................   7,568  22.9   2,602   22.0     609    4.4
Trading account profits and
 commissions......................     626  16.3     182   16.0    (116)  (8.1)
Net gains on securities
 transactions.....................   1,334 199.1    (153) (63.0)   (600) (87.0)
Credit card transaction fees......   2,368  14.8     587   10.3      33     .5
Other income......................   4,403  23.5   2,347   35.3   1,380   18.1
                                   -------        ------         ------
Total non-interest income......... $19,224  19.9% $6,255   18.3% $1,789    4.6%
                                   =======        ======         ======

  The increase in deposit account charges and other fees in the first nine months of 1996 compared with 1995 was partially due to fee restructuring and added cash management fees. Income on trust fees was reflective of increased new business coupled with improvement in market value on assets upon which some fees are based. Credit card fees are reflective of increased merchant and cardholder sales upon which transaction fee income is based. Included in the other income category was an increase in gains on sales of branches and fixed assets of $2.6 million. The quarterly comparisons to the third quarter of 1995 and the second quarter of 1996 also include increases in gains on sales of branches and fixed assets of $1.6 million and $1.7 million, respectively. Excluding banks acquired in 1995, total non-interest income (excluding securities gains) increased $15.4 million, or 17.0%, in the first nine months of 1996 compared to the first nine months of 1995.

OTHER EXPENSE

  Other expense increased $10.5 million in the first nine months of 1996 compared to the first nine months of 1995. Salaries and benefits increased $5.3 million in this comparison partly as a result of staff at banks acquired in 1995. Excluding employees at banks acquired in 1995, full-time equivalent employees decreased 1.9% in the first nine months of 1996 compared to the first nine months of 1995. In addition, marketing expense increased $1.4 million, occupancy expense on bank premises increased $1.0 million, and expense on foreclosed real estate increased $2.2 million. These effects were partially offset by a $5.8 million decrease in F.D.I.C. insurance expense due to a decrease in the assessment rate. In the third quarter of 1996, the Company accrued $1.3 million for a one time charge in connection with the recapitalization of the SAIF fund. Excluding the expenses of banks acquired in 1995, total other expense increased only $565 thousand in the first nine months of 1996 compared to the same period in 1995.

  Other expense increased $3.1 million compared to the third quarter of 1995 mainly due to increases of $1.8 million in foreclosed real estate expense and $2.0 million in F.D.I.C. insurance expense. Compared to the second quarter of 1996, other expense increased $1.1 million partly due to increases of $1.4 million in F.D.I.C. insurance expense and $957 thousand in marketing expense.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent consist primarily of short-term investments and equity securities, most of which are readily marketable. The fair value of these investments was $84.4 million at September 30, 1996 compared to $90.1 million at December 31, 1995. Included in the fair values were unrealized net gains of $13.4 million at September 30, 1996 and $11.0 million at December 31, 1995. The Parent's liabilities totaled $63.3 million at September 30, 1996, compared to $44.3 million at December 31, 1995. The 1995 liabilities included a $31.0 million liability recorded at year end 1995 for a significant treasury stock purchase settling in 1996. The 1996 liabilities included $51.1 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1996. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale securities, which consist mainly of U.S. government and federal agency securities and CMO's and asset-backed securities. These liquid assets had a fair value of $2.87 billion at September 30, 1996 and $3.03 billion at December 31, 1995. The available for sale bank portfolio included an unrealized net loss in fair value of $16.9 million at September 30, 1996 compared to an unrealized net gain of $30.1 million at December 31, 1995.

  In February 1996, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of common stock in either the open market or privately negotiated transactions, to be used for employee benefit programs and stock dividends. At September 30, 1996, the Company had acquired 1,099,063 shares under this authorization.

  The Company (on a consolidated basis) had an equity to asset ratio of 9.49% based on 1996 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
                                                        (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets...........................  $5,976,262    $6,045,112
      Tier I Capital.................................     798,846       756,452
      Total Capital..................................     867,729       829,784
      Tier I Capital Ratio...........................       13.37%        12.51%
      Total Capital Ratio............................       14.52%        13.73%
      Leverage Ratio.................................        8.69%         8.27%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $700.6 million at September 30, 1996, a decrease of $74.2 million from December 31, 1995. Contributing to the net cash outflow were a net decrease of $102.1 million in deposits, $70.3 million in purchases of treasury stock and $99.8 million in additional loans made, net of repayments. In addition, purchases of investment securities were $964.7 million, partially offset by $839.2 million in proceeds realized from sales and maturities. Partially offsetting these net outflows were a $180.2 million net decrease in short-term investments in federal funds sold and resell agreements and $160.8 million generated from operating activities. Total assets and core deposits decreased slightly, $159.8 million and $150.6 million, respectively, compared to December 31, 1995 balances.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.12 billion, standby letters of credit totaled $135.1 million, and commercial letters of credit totaled $25.4 million at September 30, 1996. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $132.8 million at September 30, 1996. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $4.4 million at September 30, 1996. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 NINE MONTHS 1996                NINE MONTHS 1995
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (including
  foreign) (A)..........  $1,679,242  $ 99,356    7.90%   $1,684,814  $105,286    8.36%
 Construction and
  development...........     168,404    11,027    8.75       127,554     9,015    9.45
 Real estate--business..     709,032    45,755    8.62       686,887    46,057    8.96
 Real estate--personal..     985,649    57,969    7.86       943,148    54,792    7.77
 Personal banking.......   1,253,995    81,473    8.68     1,242,857    81,159    8.73
 Credit card............     504,691    49,968   13.23       407,452    42,495   13.94
                          ----------  --------   -----    ----------  --------   -----
   Total loans..........   5,301,013   345,548    8.71     5,092,712   338,804    8.89
                          ----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........   1,766,554    81,207    6.14     1,717,948    79,266    6.17
 State & municipal
  obligations (A).......     117,649     6,929    7.87       119,846     6,897    7.69
 CMO's and asset-backed
  securities............     648,127    30,462    6.28       732,843    34,256    6.25
 Trading account
  securities (A)........       6,125       208    4.54         3,549       163    6.15
 Other marketable
  securities (A)........      45,299     2,252    6.64        73,005     3,315    6.07
 Other non-marketable
  securities............      35,721       834    3.12        24,227       570    3.15
                          ----------  --------   -----    ----------  --------   -----
   Total investment
    securities..........   2,619,475   121,892    6.22     2,671,418   124,467    6.23
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     472,554    19,192    5.42       151,419     6,711    5.93
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    earning assets......   8,393,042   486,632    7.75     7,915,549   469,982    7.94
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................     (98,490)                        (95,202)
Unrealized gain (loss)
 on investment
 securities.............      22,239                         (27,932)
Cash and due from banks.     632,272                         595,039
Land, buildings and
 equipment--net.........     208,819                         204,251
Other assets............     197,889                         204,167
                          ----------                      ----------
   Total assets.........  $9,355,771                      $8,795,872
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  302,599     5,415    2.39    $  312,118     5,970    2.56
 Interest bearing
  demand................   3,650,900    90,746    3.32     3,270,040    82,111    3.36
 Time open & C.D.'s of
  less than $100,000....   2,211,055    90,277    5.45     2,188,292    86,427    5.28
 Time open & C.D.'s of
  $100,000 and over.....     228,950     8,893    5.19       208,684     8,267    5.30
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing deposits....   6,393,504   195,331    4.08     5,979,134   182,775    4.09
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     445,091    15,950    4.79       446,388    18,039    5.40
 Long-term debt and
  other borrowings......      14,764       792    7.16        16,694       871    6.98
                          ----------  --------   -----    ----------  --------   -----
   Total borrowings.....     459,855    16,742    4.86       463,082    18,910    5.46
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing liabilities.   6,853,359   212,073    4.13%    6,442,216   201,685    4.19%
                                      --------   -----                --------   -----
Non-interest bearing
 demand deposits........   1,536,578                       1,473,457
Other liabilities ......      77,752                          49,512
Stockholders' equity....     888,082                         830,687
                          ----------                      ----------
   Total liabilities and
    equity..............  $9,355,771                      $8,795,872
                          ==========                      ==========
Net interest margin
 (T/E)..................              $274,559                        $268,297
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.37%                           4.53%
                                                 =====                           =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

  ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                          1996 VS 1995
                                                   -----------------------------
                                                     INCREASE OR
                                                    (DECREASE) DUE
                                                     TO CHANGE IN
                                                   -----------------    TOTAL
                                                   AVERAGE  AVERAGE    INCREASE
                                                   VOLUME   RATE (B)  (DECREASE)
                                                   -------  --------  ----------
                                                           (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans:
 Business (including foreign) (A)................  $  (286) $ (5,644)  $(5,930)
 Construction and development....................    2,890      (878)    2,012
 Real estate--business...........................    1,485    (1,787)     (302)
 Real estate--personal...........................    2,472       705     3,177
 Personal banking................................      728      (414)      314
 Credit card.....................................   10,148    (2,675)    7,473
                                                   -------  --------   -------
   Total loans...................................   17,437   (10,693)    6,744
                                                   -------  --------   -------
Investment securities:
 U.S. government & federal agency................    2,245      (304)    1,941
 State & municipal obligations (A)...............     (127)      159        32
 CMO's and asset-backed securities...............   (3,964)      170    (3,794)
 Trading account securities (A)..................      119       (74)       45
 Other marketable securities (A).................   (1,259)      196    (1,063)
 Other non-marketable securities.................      271        (7)      264
                                                   -------  --------   -------
   Total investment securities...................   (2,715)      140    (2,575)
                                                   -------  --------   -------
Federal funds sold and securities purchased under
 agreements to resell............................   14,243    (1,762)   12,481
                                                   -------  --------   -------
   Total interest income.........................   28,965   (12,315)   16,650
                                                   -------  --------   -------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings.........................................     (182)     (373)     (555)
 Interest bearing demand.........................   14,311    (5,676)    8,635
 Time open & C.D.'s of less than $100,000........    1,060     2,790     3,850
 Time open & C.D.'s of $100,000 and over.........      805      (179)      626
                                                   -------  --------   -------
   Total interest bearing deposits...............   15,994    (3,438)   12,556
                                                   -------  --------   -------
Borrowings:
 Federal funds purchased and securities sold
  under agreements to repurchase.................     (416)   (1,673)   (2,089)
 Long-term debt and other borrowings.............     (101)       22       (79)
                                                   -------  --------   -------
   Total borrowings..............................     (517)   (1,651)   (2,168)
                                                   -------  --------   -------
   Total interest expense........................   15,477    (5,089)   10,388
                                                   -------  --------   -------
Change in net interest margin (T/E)..............  $13,488  $ (7,226)  $ 6,262
                                                   =======  ========   =======
Percentage increase in net interest margin (T/E)
 over the same period of the prior year..........                         2.33%
                                                                       =======

--------
(A) Stated on a tax equivalent basis
(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS
            THREE MONTHS ENDED SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                THIRD QUARTER 1996             SECOND QUARTER 1996
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (including
  foreign) (A)..........  $1,669,718  $33,130     7.89%   $1,686,451  $32,884     7.84%
 Construction and
  development...........     164,337    3,565     8.63       169,600    3,674     8.71
 Real estate--business..     723,412   15,607     8.58       702,606   15,107     8.65
 Real estate--personal..     985,396   19,152     7.73       990,822   19,287     7.83
 Personal banking.......   1,243,795   26,934     8.61     1,253,783   27,076     8.69
 Credit card............     516,869   17,026    13.10       502,800   16,234    12.99
                          ----------  -------    -----    ----------  -------    -----
   Total loans..........   5,303,527  115,414     8.66     5,306,062  114,262     8.66
                          ----------  -------    -----    ----------  -------    -----
Investment securities:
 U.S. government &
  federal agency........   1,796,376   27,663     6.13     1,789,272   27,311     6.14
 State & municipal
  obligations (A).......     114,666    2,224     7.72       117,785    2,348     8.02
 CMO's and asset-backed
  securities............     663,732   10,357     6.21       632,794    9,942     6.32
 Trading account
  securities (A)........       3,624        7      .77         7,861      113     5.78
 Other marketable
  securities (A)........      53,414      853     6.35        45,595      734     6.47
 Other non-marketable
  securities............      38,773      580     5.95        33,940      173     2.05
                          ----------  -------    -----    ----------  -------    -----
   Total investment
    securities..........   2,670,585   41,684     6.21     2,627,247   40,621     6.22
                          ----------  -------    -----    ----------  -------    -----
Federal funds sold and
 securities purchased
 under
 agreements to resell...     385,594    5,246     5.41       453,629    6,064     5.38
                          ----------  -------    -----    ----------  -------    -----
   Total interest
    earning assets......   8,359,706  162,344     7.73     8,386,938  160,947     7.72
                                      -------    -----                -------    -----
Less allowance for loan
 losses.................     (98,197)                        (99,054)
Unrealized gain on
 investment securities..         350                          14,220
Cash and due from banks.     623,676                         615,730
Land, buildings and
 equipment--net.........     208,241                         208,242
Other assets............     189,337                         196,892
                          ----------                      ----------
   Total assets.........  $9,283,113                      $9,322,968
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  296,312    1,792     2.41    $  305,729    1,789     2.35
 Interest bearing
  demand................   3,650,512   30,233     3.29     3,664,421   30,036     3.30
 Time open & C.D.'s of
  less than $100,000....   2,174,378   29,411     5.38     2,213,390   29,682     5.39
 Time open & C.D.'s of
  $100,000 and over.....     220,355    2,848     5.14       234,170    2,984     5.13
                          ----------  -------    -----    ----------  -------    -----
   Total interest
    bearing deposits....   6,341,557   64,284     4.03     6,417,710   64,491     4.04
                          ----------  -------    -----    ----------  -------    -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     424,679    5,102     4.78       429,469    5,067     4.75
 Long-term debt and
  other borrowings......      15,059      271     7.16        14,470      263     7.32
                          ----------  -------    -----    ----------  -------    -----
   Total borrowings.....     439,738    5,373     4.86       443,939    5,330     4.83
                          ----------  -------    -----    ----------  -------    -----
   Total interest
    bearing liabilities.   6,781,295   69,657     4.09%    6,861,649   69,821     4.09%
                                      -------    -----                -------    -----
Non-interest bearing
 demand deposits........   1,556,370                       1,507,302
Other liabilities.......      65,481                          71,369
Stockholders' equity....     879,967                         882,648
                          ----------                      ----------
   Total liabilities and
    equity..............  $9,283,113                      $9,322,968
                          ==========                      ==========
Net interest margin
 (T/E)..................              $92,687                         $91,126
                                      =======                         =======
Net yield on interest
 earning assets.........                          4.41%                           4.37%
                                                 =====                           =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

  ANALYSIS OF VARIANCE IN NET INTEREST MARGIN (T/E) DUE TO VOLUMES AND RATES
            THREE MONTHS ENDED SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                                    CURRENT QUARTER VS
                                                       PRIOR QUARTER
                                                ---------------------------
                                                  INCREASE OR
                                                 (DECREASE) DUE
                                                  TO CHANGE IN
                                                ----------------   TOTAL
                                                AVERAGE AVERAGE   INCREASE
                                                VOLUME  RATE (B) (DECREASE)
                                                ------- -------- ---------- ---
                                                        (UNAUDITED)
                                                  (DOLLARS IN THOUSANDS)
VARIANCE IN INTEREST INCOME ON:
Loans:
 Business (including foreign) (A)..............  $(330)  $  576    $  246
 Construction and development..................   (115)       6      (109)
 Real estate--business.........................    452       48       500
 Real estate--personal.........................   (107)     (28)     (135)
 Personal banking..............................   (218)      76      (142)
 Credit card...................................    459      333       792
                                                 -----   ------    ------
   Total loans.................................    141    1,011     1,152
                                                 -----   ------    ------
Investment securities:
 U.S. government & federal agency..............    110      242       352
 State & municipal obligations (A).............    (63)     (61)     (124)
 CMO's and asset-backed securities.............    491      (76)      415
 Trading account securities (A)................    (62)     (44)     (106)
 Other marketable securities (A)...............    127       (8)      119
 Other non-marketable securities...............     25      382       407
                                                 -----   ------    ------
   Total investment securities.................    628      435     1,063
                                                 -----   ------    ------
Federal funds sold and securities purchased
 under agreements to resell....................   (917)      99      (818)
                                                 -----   ------    ------
   Total interest income.......................   (148)   1,545     1,397
                                                 -----   ------    ------
VARIANCE IN INTEREST EXPENSE ON:
Interest bearing deposits:
 Savings.......................................    (56)      59         3
 Interest bearing demand.......................    651     (454)      197
 Time open & C.D.'s of less than $100,000......   (486)     215      (271)
 Time open & C.D.'s of $100,000 and over.......   (168)      32      (136)
                                                 -----   ------    ------
   Total interest bearing deposits.............    (59)    (148)     (207)
                                                 -----   ------    ------
Borrowings:
 Federal funds purchased and securities sold
  under agreements to repurchase...............    (71)     106        35
 Long-term debt and other borrowings...........     11       (3)        8
                                                 -----   ------    ------
   Total borrowings............................    (60)     103        43
                                                 -----   ------    ------
   Total interest expense......................   (119)     (45)     (164)
                                                 -----   ------    ------
Change in net interest margin (T/E)............  $ (29)  $1,590    $1,561
                                                 =====   ======    ======
Percentage increase in net interest margin
 (T/E) over the prior quarter..................                      1.71%
                                                                   ======

--------
(A) Stated on a tax equivalent basis
(B) Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.