Form 10-K
period 1996-12-31
COMMERCE BANCSHARES INC /MO/
filed 1997-03-13
CIK 22356

-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NO. 0-2989

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

                           $5 PAR VALUE COMMON STOCK
                           -------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X     No
                                                  ----      ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                         ----
  As of February 18, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,589,000,000.

  As of February 18, 1997, there were 37,009,571 shares of Registrant's $5 Par Value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

-------------------------------------------------------------------------------
The Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated in Part I, Part II, and Part IV of the Form 10-K.

Portions of the definitive proxy statement with respect to the annual meeting of shareholders to be held on April 16, 1997, are incorporated in Part III.

-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Commerce Bancshares, Inc. (the "Company"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns or controls substantially all of the outstanding capital stock of two national banking associations located in Missouri, one national banking association located in Illinois, two national banking associations in Kansas, and a credit card bank which is located in Nebraska and is limited in its activities to the issuance of credit cards. The Company also owns directly several non-banking subsidiaries which are engaged in owning real estate and leasing the same to the Company's banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (all such insurance relating to extensions of credit made by the banking subsidiaries), providing venture capital through both a small business investment corporation as well as a venture capital limited partnership, (in which the Company has a 50% interest and which is managed by the Company), and mortgage banking. The Company also owns second tier holding companies which are the direct owners of several of the above mentioned banks. The results of operations of each of the non-banking subsidiaries of the Company are insignificant and do not materially affect the results of operation of the Company.

  As reflected on pages 27 through 29 of the 1996 Annual Report to Shareholders, the loan portfolio of the Company is well diversified. It does, however, contain certain risks as discussed on page 30. The Company is operating in a multi-state environment that consists of a profitable blend of commercial, real estate, and consumer lending activities.

  The Company is the third largest bank holding company in Missouri in terms of deposit market share. The banking subsidiaries of the Company which are located in Missouri regional markets (which comprise approximately 81% of the banking assets of the Company) compete with approximately 500 Missouri banks together with savings and loans and other financial institutions. The Illinois and Kansas subsidiary banks encounter the same or similar competition in their markets where over 900 Illinois banks and over 500 Kansas banks operate. In addition, the three states are served by numerous savings associations, credit unions, finance companies, and other financial intermediaries offering similar products to the customer base.

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

  In the banking industry, Missouri is unique with two Federal Reserve Banks, located in St. Louis and Kansas City, which results in operating efficiencies for the subsidiary banks and their customers. In addition, the banking subsidiary in Illinois is a member of the Federal Reserve Bank of Chicago which provides additional flexibility to the operations area.

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

  The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System. The subsidiary banks of the Company are all national banking associations and as such are primarily regulated by the Comptroller of the Currency.

  During 1996, the Company merged several bank charters in an effort to improve customer service and minimize operating overhead. Commerce Bank (Bloomington, IL) was merged into Commerce Bank, N.A. (Peoria, IL). Commerce Bank of Barry County, N.A., Commerce Bank of Joplin, N.A., Commerce Bank of Lebanon, N.A., Commerce Bank of St. Joseph, N.A., Commerce Bank, N.A. (Springfield, MO), Commerce Bank, N.A. (Columbia, MO) and Commerce Bank (Lawrence, KS) were merged into Commerce Bank, N.A. (Kansas City, MO). Commerce Bank, N.A. (Manhattan, KS) was also merged into Commerce Bank, N.A. (Kansas City, MO). Commerce Bank, N.A. (Clayton, MO) was merged into Commerce Bank of Hannibal, N.A. and the main location of the surviving bank was changed to Clayton, MO. Additional mergers of banks owned by the Company are expected.

  The Company and its subsidiaries employed 4,277 persons on a full-time basis and 716 persons on a part-time basis at December 31, 1996.

  The information required under the caption "Statistical Disclosure by Bank Holding Companies" is included in the "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the "Notes to Financial Statements" sections of the 1996 Annual Report to Shareholders as indicated below and is hereby incorporated by reference. The following schedule reflects the page number of the Annual Report where the various captioned information is shown.

                                                              ANNUAL REPORT
                                                                  PAGE
                                                              -------------
 I.   Distribution of Assets, Liabilities and Stockholders'
       Equity;
      Interest Rates and Interest Differential                  22, 36-39
 II.  Investment Portfolio                                      31, 46-47
 III. Loan Portfolio
      Types of Loans                                                   27
      Maturities and Sensitivities of Loans
       to Changes in Interest Rates                                    27
      Risk Elements                                                    30
 IV.  Summary of Loan Loss Experience                               23-25
 V.   Deposits                                                  34, 36-37
 VI.  Return on Equity and Assets                                      20
 VII. Short-Term Borrowings                                            47

ITEM 2. PROPERTIES

  The larger banking subsidiaries maintain their main offices in various buildings listed below. These are owned by the banking subsidiary or its subsidiary. The banks lease unoccupied premises to the public. The buildings are located in the downtown areas of the cities they serve.

                                                                  %        %
                                                 NET RENTABLE  OCCUPIED OCCUPIED
BUILDING                                        SQUARE FOOTAGE IN TOTAL BY BANK
--------                                        -------------- -------- --------
922 Walnut
Kansas City, MO................................    205,000        89%      54%
1000 Walnut
Kansas City, MO................................    384,000        97       32
720 Main
Kansas City, MO................................    180,000       100       85
8000 Forsyth
Clayton, MO....................................    197,000        97       87
416 Main
Peoria, IL.....................................    224,000        87       32
150 N. Main
Wichita, KS....................................    191,000        96       68

  The main offices of the other subsidiary banks and branch locations are owned by the respective bank with the exception of Commerce Bank of Omaha, N.A., which leases its main office. Additionally, a number of branch locations are located in leased premises, including retail, convenience and grocery stores.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this item is set forth under the caption "Commitments and Contingencies" on page 54 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, and is hereby incorporated be reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an executive officer.

NAME AND AGE                           POSITIONS WITH REGISTRANT

Jeffery D. Aberdeen, 43        Controller of the Company since December,
                               1995. Assistant Controller of the Company and
                               Controller of Commerce Bank, N.A. (Kansas
                               City, MO), a subsidiary of the Company, prior thereto.

Andrew F. Anderson, 45         Chairman of the Board, President and Chief
                               Executive Officer of Commerce Bank, N.A.
                               (Peoria, IL), a subsidiary of the Company, since August, 1995. President and Chief
                               Executive Officer of The Peoples Bank of
                               Bloomington, IL prior thereto.

NAME AND AGE                           POSITIONS WITH REGISTRANT

John O. Brown, 63              Vice Chairman of the Company and Commerce
                               Bank, N.A. (Kansas City, MO) since February,
                               1995. Chairman of the Board of Commerce Bank,
                               N.A. (Kansas City, MO) prior thereto.

Kenneth L. Carter, 54          Executive Vice President of Commerce Bank,
                               N.A. (Kansas City, MO) since July, 1996.
                               President and Chief Executive Officer of
                               Commerce Bank, N.A. (Springfield, MO), a former subsidiary of the Company, prior thereto.

A. Bayard Clark, 51            Chief Financial Officer, Executive Vice
                               President and Treasurer of the Company since
                               December, 1995. Executive Vice President of the Company prior thereto.

David W. Kemper, 46            Chairman of the Board of Directors of the
                               Company since November, 1991, Chief Executive
                               Officer of the Company since June, 1986, and President of the Company since April, 1982.
                               Chairman of the Board and Chief Executive
                               Officer of Commerce Bank, N.A. (Clayton, MO), a subsidiary of the Company, since January, 1985. He is the son of James M. Kemper, Jr.
                               (a Director and former Chairman of the Board of the Company) and the brother of Jonathan
                               M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 43         Vice Chairman of the Company since November,
                               1991. Chairman of the Board and Chief
                               Executive Officer since February, 1995 and
                               President since July, 1996 of Commerce Bank,
                               N.A. (Kansas City, MO). President and Chief
                               Executive Officer of Commerce Bank, N.A.
                               (Kansas City, MO) prior thereto. He is the son of James M. Kemper, Jr. (a Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the
                               Company.

Charles G. Kim, 36             Executive Vice President of the Company since
                               April, 1995. Prior thereto, he was Senior
                               Vice President of Commerce Bank, N.A.
                               (Clayton, MO) from April, 1993. Vice
                               President of Commerce Bank, N.A. (Clayton,
                               MO) prior thereto.

David D. Kling, 50             Executive Vice President of the Company since
                               October, 1989.

Seth M. Leadbeater, 46         President of Commerce Bank, N.A. (Clayton,
                               MO) since October, 1992. Prior thereto, he was Executive Vice President of Commerce
                               Bank, N.A. (Clayton, MO) from April, 1991.
                               Executive Vice President of Commerce Bank,
                               N.A. (Kansas City, MO) prior thereto.

Peter F. Mackie, 56            Vice President of the Company and Executive
                               Vice President of Commerce Bank, N.A.
                               (Clayton, MO).

Robert C. Matthews, Jr., 49    Executive Vice President of the Company since
                               December, 1989.

Michael J. Petrie, 40          Senior Vice President of the Company since
                               April, 1995. Prior thereto, he was Vice
                               President of the Company from April, 1993.
                               Prior thereto, he was Vice President of
                               Commerce Bank, N.A. (Kansas City, MO).

William A. Sullins, Jr., 58    Vice Chairman of the Company since August,
                               1992. Vice Chairman of Commerce Bank, N.A.
                               (Clayton, MO) prior thereto.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

  The information required by this item is set forth on page 19 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item is set forth on page 20 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth on pages 20 through 39 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, and is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is set forth on pages 40 through 58 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 401 and 405 of Regulation S-K regarding executive officers is included in Part I--Item 4 of this Form 10-K under the caption "Executive Officers of the Registrant" and the caption "Election of Directors" in the definitive proxy statement, which is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

  (1) Financial Statements--The Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Statements of Stockholders' Equity, Notes to Financial Statements and Summary of Quarterly Statements of Income

  (2) Financial Statement Schedules--All schedules are omitted as such information is inapplicable or is included in the financial statements.

  (3) Exhibits:

  3--Articles of Incorporation and By-Laws:

  (a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q dated August 9, 1996, and the same are hereby incorporated by reference.

  (b) Restated By-Laws were filed in quarterly report on Form 10-Q dated August 9, 1996, and the same are hereby incorporated by reference.

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

  10--Material Contracts:

  (a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

  (b) Commerce Bancshares, Inc. Incentive Stock Option Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

  (c) Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

  (d) Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

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

  (g) Copy of Agreement between Commerce Bancshares, Inc. and James M. Kemper, Jr. relating to the provision of consulting and other services by James M. Kemper, Jr. for Commerce Bancshares, Inc. was filed in annual report on Form 10-K dated March 6, 1992, and the same is hereby incorporated by reference. The Agreement terminated on September 30, 1996.

  (h) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

  (i) Commerce Executive Retirement Plan was filed in annual report on Form 10-K dated March 8, 1996, and the same is hereby incorporated by reference.

  (j) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

  (k) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

  13--Annual Report to Security Holders

  21--Subsidiaries of the Registrant

  23--Independent Accountants' Consent

  24--Powers of Attorney (in the following form):

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby appoint J. Daniel Stinnett and Jeffery D. Aberdeen, or either of them, attorney for the undersigned to sign the Annual Report on Form 10-K of Commerce Bancshares, Inc., for the fiscal year ended December 31, 1996, together with any and all amendments which might be required from time to time with respect thereto, to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, with respect to Commerce Bancshares, Inc., with full power and authority in either of said attorneys to do and perform in the name of and on behalf of the undersigned every act whatsoever necessary or desirable to be done in the premises as fully and to all intents and purposes as the undersigned might or could do in person.

    IN WITNESS WHEREOF, the undersigned have executed these presents this 7th day of February, 1997.

    Signed by the following directors:

    Messrs. Giorgio Balzer; Fred L. Brown; James B. Hebenstreit; David W. Kemper; James M. Kemper, Jr.; Terry O. Meek; and Robert H. West.

    IN WITNESS WHEREOF, the undersigned has executed these presents this 11th day of February, 1997.

    Signed by the following director:

    Mr. Jonathan M. Kemper.

  27--Financial Data Schedule (filed only with electronic transmission)

(b) Reports on Form 8-K:

  No report on Form 8-K was filed during the last quarter of 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 11th day of March, 1997.

                                          COMMERCE BANCSHARES, INC.

                                          By: /s/J. Daniel Stinnett
                                              ----------------------------
                                              J. Daniel Stinnett
                                              Vice President and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 1997.

                                              /s/Jeffery D. Aberdeen
                                              ----------------------------
                                              Jeffery D. Aberdeen
                                              Controller
                                              (Chief Accounting Officer)

                                              /s/A. Bayard Clark
                                              ----------------------------
                                              A. Bayard Clark
                                              Chief Financial Officer

David W. Kemper                             )
      (Chief Executive Officer)             )
Giorgio Balzer                              )
Fred L. Brown                               )
James B. Hebenstreit                        )   A majority of the
James M. Kemper, Jr.                        )   Board of Directors*
Jonathan M. Kemper                          )
Terry O. Meek                               )
Robert H. West                              )

--------

*David W. Kemper, Director and Chief Executive Officer, and the other
 Directors of Registrant listed, executed a power of attorney authorizing J. Daniel Stinnett, their attorney-in-fact, to sign this report on their behalf.

                                              /s/J. Daniel Stinnett
                                              --------------------------------
                                              J. Daniel Stinnett, Attorney-in-
                                              Fact

                            INDEX TO EXHIBITS


 3 - Articles of Incorporation and By-Laws

     (a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q dated August 9, 1996, and the same are hereby incorporated by reference.

     (b) Restated By-Laws were filed in quarterly report on Form 10-Q dated August 9, 1996, and the same are hereby incorporated by reference.

 4 - Instruments defining the rights of security holders, including indentures

     (a) Pursuant to paragraph 4(iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.

     (b) Shareholder Rights Plan contained in an Amended and Restated Rights Agreement was filed on Form 8-A12G/A dated June 7, 1996, and the same in hereby incorporated by reference.

     (c) Form of Rights Certificate and Election to Exercise was filed on Form 8-A12G/A dated June 7, 1996, and the same is hereby incorporated by reference.

     (d) Form of Certificate of Designation of Preferred Stock was filed on Form 8-A12G/A dated June 7, 1996, and the same is hereby incorporated by reference.

10 - Material Contracts

     (a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

     (b) Commerce Bancshares, Inc. Incentive Stock Option Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

     (c) Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

     (d) Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated Novebmer 8, 1996, and the same is hereby incorporated by reference.

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

     (g) Copy of Agreement between Commerce Bancshares, Inc. and James
         M. Kemper, Jr. relating to the provision of consulting and other services by James M. Kemper, Jr. for Commerce Bancshares, Inc. was filed in annual report on Form 10-K dated March 6, 1992, and the same is hereby incorporated by reference. The Agreement terminated on September 30, 1996.

     (h) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

     (i) Commerce Executive Retirement Plan was filed in annual report on Form 10-K dated March 8, 1996, and the same is hereby incorporated by reference.

     (j) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

     (k) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

13 - Annual Report to Security Holders

21 - Subsidiaries of the Registrant

23 - Independent Accountants' Consent

24 - Powers of Attorney

27 - Financial Data Schedule