Form 10-Q
period 1997-03-31
COMMERCE BANCSHARES INC /MO/
filed 1997-05-12
CIK 22356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      X
                Yes-------                   No -------

  As of May 7, 1997, the registrant had outstanding 37,354,549 shares of its $5 par value common stock, registrant's only class of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of March 31, 1997 and December 31, 1996 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

                          PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.



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

Date: May 12, 1997



                                                /s/ Jeffery D. Aberdeen
                                          By __________________________________
                                                    Jeffery D. Aberdeen
                                                        Controller
                                                (Chief Accounting Officer)

Date: May 12, 1997

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31     December
                                                           1997       31 1996
                                                        -----------  ----------
                                                        (UNAUDITED)
                                                            (IN THOUSANDS)
ASSETS
Loans, net of unearned income.......................... $5,525,701   $5,472,342
Allowance for loan losses..............................    (99,906)     (98,223)
                                                        ----------   ----------
    NET LOANS..........................................  5,425,795    5,374,119
                                                        ----------   ----------
Investment securities:
  Available for sale...................................  2,616,241    2,670,420
  Trading account......................................      4,957       11,265
  Other non-marketable.................................     41,558       39,830
                                                        ----------   ----------
    TOTAL INVESTMENT SECURITIES........................  2,662,756    2,721,515
                                                        ----------   ----------
Federal funds sold and securities purchased under
 agreements to resell..................................    436,275      368,690
Cash and due from banks................................    747,323      833,260
Land, buildings and equipment--net.....................    211,174      209,777
Goodwill and core deposit--net.........................     85,513       87,928
Customers' acceptance liability........................      1,917        1,259
Other assets...........................................     78,080      101,638
                                                        ----------   ----------
    TOTAL ASSETS....................................... $9,648,833   $9,698,186
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand.......................... $1,813,703   $1,800,684
  Savings and interest bearing demand..................  4,073,412    4,021,376
  Time open and C.D.'s of less than $100,000...........  2,121,073    2,138,206
  Time open and C.D.'s of $100,000 and over............    211,473      206,163
                                                        ----------   ----------
    TOTAL DEPOSITS.....................................  8,219,661    8,166,429
Federal funds purchased and securities sold under
 agreements to repurchase..............................    422,247      526,807
Long-term debt and other borrowings....................     13,591       14,120
Accrued interest, taxes and other liabilities..........     82,372       65,300
Acceptances outstanding................................      1,917        1,259
                                                        ----------   ----------
    TOTAL LIABILITIES..................................  8,739,788    8,773,915
                                                        ----------   ----------
Stockholders' equity:
  Preferred stock, $1 par value.
  Authorized and unissued 2,000,000 shares.............        --           --
  Common stock, $5 par value.
   Authorized 80,000,000 shares; issued 37,565,369
   shares..............................................    187,827      187,827
  Capital surplus......................................    104,174      104,292
  Retained earnings....................................    643,482      621,689
  Treasury stock of 593,488 shares in 1997 and 187,977
   shares in 1996, at cost.............................    (26,844)      (7,422)
  Unearned employee benefits...........................       (593)        (340)
  Unrealized securities gain--net of tax...............        999       18,225
                                                        ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY.........................    909,045      924,271
                                                        ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $9,648,833   $9,698,186
                                                        ==========   ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 2
                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                                               (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans............................... $  117,314 $  115,516
Interest on investment securities........................     40,721     38,676
Interest on federal funds sold and securities purchased
 under agreements to resell..............................      4,777      7,882
                                                          ---------- ----------
    TOTAL INTEREST INCOME................................    162,812    162,074
                                                          ---------- ----------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand....................     32,668     32,311
  Time open and C.D.'s of less than $100,000.............     28,211     31,184
  Time open and C.D.'s of $100,000 and over..............      2,632      3,061
Interest on federal funds purchased and securities sold
 under agreements to repurchase..........................      5,279      5,781
Interest on long-term debt and other borrowings..........        235        223
                                                          ---------- ----------
    TOTAL INTEREST EXPENSE...............................     69,025     72,560
                                                          ---------- ----------
    NET INTEREST INCOME..................................     93,787     89,514
                                                          ---------- ----------
Provision for loan losses................................      7,538      5,553
                                                          ---------- ----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..     86,249     83,961
                                                          ---------- ----------
NON-INTEREST INCOME
Trust fees...............................................      9,813      9,093
Deposit account charges and other fees...................     13,300     12,412
Credit card transaction fees.............................      6,283      5,767
Trading account profits and commissions..................      1,866      1,726
Net gains on securities transactions.....................        146      1,224
Other....................................................     10,155      6,574
                                                          ---------- ----------
    TOTAL NON-INTEREST INCOME............................     41,563     36,796
                                                          ---------- ----------
NON-INTEREST EXPENSE
Salaries and employee benefits...........................     42,998     41,157
Net occupancy............................................      5,478      5,392
Equipment................................................      3,954      3,553
Supplies and communication...............................      6,383      6,054
Data processing..........................................      5,539      4,931
Marketing................................................      2,530      3,596
Goodwill and core deposit................................      2,414      2,924
Other....................................................     12,818     11,001
                                                          ---------- ----------
    TOTAL NON-INTEREST EXPENSE...........................     82,114     78,608
                                                          ---------- ----------
Income before income taxes...............................     45,698     42,149
Less income taxes........................................     16,299     14,866
                                                          ---------- ----------
    NET INCOME........................................... $   29,399 $   27,283
                                                          ========== ==========
Net income per common and common equivalent share........ $      .78 $      .70
                                                          ========== ==========
     Weighted average common and common equivalent shares
outstanding..............................................     37,613     38,879
                                                          ========== ==========
Cash dividends per common share.......................... $     .205 $     .181
                                                          ========== ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          NUMBER OF                                         UNEARNED     NET
                            SHARES    COMMON  CAPITAL   RETAINED  TREASURY  EMPLOYEE UNREALIZED
                            ISSUED    STOCK   SURPLUS   EARNINGS   STOCK    BENEFITS GAIN (LOSS)  TOTAL
                          ---------- -------- --------  --------  --------  -------- ----------- --------
                                                          (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1997.  37,565,369 $187,827 $104,292  $621,689  $ (7,422)  $(340)   $ 18,225   $924,271
 Net income.............                                  29,399                                   29,399
 Year-to-date change in
  fair value of
  investment securities.                                                               (17,226)   (17,226)
 Purchase of treasury
  stock.................                                           (20,175)                       (20,175)
 Sales under option and
  benefit plans.........                          (139)                482                            343
 Issuance of stock under
  restricted stock award
  plan..................                            21                 271    (292)                   --
 Restricted stock award
  amortization..........                                                        39                     39
 Cash dividends paid
  ($.205 per share).....                                  (7,606)                                  (7,606)
                          ---------- -------- --------  --------  --------   -----    --------   --------
BALANCE MARCH 31, 1997..  37,565,369 $187,827 $104,174  $643,482  $(26,844)  $(593)   $    999   $909,045
                          ========== ======== ========  ========  ========   =====    ========   ========
Balance January 1, 1996.  37,565,369 $187,827 $ 84,415  $618,388  $(32,980)  $(716)   $ 26,849   $883,783
 Net income.............                                  27,283                                   27,283
 Year-to-date change in
  fair value of
  investment securities.                                                               (12,642)   (12,642)
 Purchase of treasury
  stock.................                                            (9,683)                        (9,683)
 Sales under option and
  benefit plans.........                        (2,889)              5,216                          2,327
 Issuance of stock under
  restricted stock award
  plan..................                            (9)                134    (125)                   --
 Restricted stock award
  amortization..........                                                        51                     51
 Cash dividends paid
  ($.181 per share).....                                  (6,997)                                  (6,997)
                          ---------- -------- --------  --------  --------   -----    --------   --------
Balance March 31, 1996..  37,565,369 $187,827 $ 81,517  $638,674  $(37,313)  $(790)   $ 14,207   $884,122
                          ========== ======== ========  ========  ========   =====    ========   ========


                See accompanying notes to financial statements.

                                                                     SCHEDULE 4

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                                (UNAUDITED)
                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income.................................................  $ 29,399  $ 27,283
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Provision for loan losses................................     7,538     5,553
  Provision for depreciation and amortization..............     7,382     7,560
  Accretion of investment security discounts...............    (1,327)   (1,348)
  Amortization of investment security premiums.............     2,462     4,892
  Net gains on sales of investment securities (A)..........      (146)   (1,224)
  Net (increase) decrease in trading account securities....     4,509    (1,746)
  Decrease in interest receivable..........................     3,183     6,695
  Decrease in interest payable.............................      (737)   (1,720)
  Other changes, net.......................................    47,124    19,182
                                                             --------  --------
    Net cash provided by operating activities..............    99,387    65,127
                                                             --------  --------
INVESTING ACTIVITIES:
Cash paid in sale of branch................................       --    (13,595)
Proceeds from sales of investment securities (A)...........   105,753   192,048
Proceeds from maturities of investment securities (A)......   216,957   103,394
Purchases of investment securities (A).....................  (298,939) (334,278)
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell...........   (67,585)    7,878
Net (increase) decrease in loans...........................   (57,254)   11,610
Purchases of premises and equipment........................    (8,297)   (4,179)
Sales of premises and equipment............................     3,463       477
                                                             --------  --------
    Net cash used by investing activities..................  (105,902)  (36,645)
                                                             --------  --------
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand,
 savings and interest bearing demand deposits..............    65,055  (106,464)
Net increase (decrease) in time open and C.D.'s............   (11,863)    8,724
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase............  (104,560)   85,903
Repayment of long-term debt................................      (542)     (120)
Purchases of treasury stock................................   (20,175)  (40,438)
Exercise of stock options by employees.....................       269     1,935
Cash dividends paid on common stock........................    (7,606)   (6,997)
                                                             --------  --------
    Net cash used by financing activities..................   (79,422)  (57,457)
                                                             --------  --------
    Decrease in cash and cash equivalents..................   (85,937)  (28,975)
Cash and cash equivalents at beginning of year.............   833,260   774,852
                                                             --------  --------
    Cash and cash equivalents at March 31..................  $747,323  $745,877
                                                             ========  ========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Net cash refunds of income taxes for the three month period were $474,000 in 1997 compared to cash payments of $1,218,000 in 1996. Interest paid on deposits and borrowings for the three month period was $69,709,000 in 1997 and $74,214,000 in 1996.

                See accompanying notes to financial statements.

                                                                     SCHEDULE 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997

                                  (UNAUDITED)

1. PRINCIPLES OF CONSOLIDATION AND PRESENTATION

  The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1996 data to conform to current year presentation.

  The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1996 Annual Report to stockholders to which reference is made.

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses for the three months ended March 31, 1997 and 1996 (in thousands):

                                                                  1997    1996
                                                                 ------- -------
      Balance, January 1........................................ $98,223 $98,537
                                                                 ------- -------
      Additions:
        Provision for loan losses...............................   7,538   5,553
      Deductions:
        Loan losses.............................................   7,968   7,317
        Less recoveries on loans................................   2,113   1,893
                                                                 ------- -------
        Net loan losses.........................................   5,855   5,424
                                                                 ------- -------
      Balance, March 31......................................... $99,906 $98,666
                                                                 ======= =======

  At March 31, 1997, non-performing assets were $37,563,000, which was .68% of total loans and .39% of total assets. This balance consisted of $13,035,000 in loans not accruing interest, $23,467,000 in loans past due 90 days and still accruing interest, and $1,061,000 in foreclosed real estate.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at March 31, 1997 and December 31, 1996 (in thousands):

                                   MARCH 31,  December 31,
                                      1997        1996
                                   ---------- ------------
      Available for sale:
        U.S. government and
         federal agency
         obligations.............. $1,632,634  $1,717,945
        State and municipal
         obligations..............     97,877     101,293
        CMO's and asset-backed
         securities...............    737,411     703,515
        Other debt securities.....    112,316     108,442
        Equity securities.........     36,003      39,225
      Trading account securities..      4,957      11,265
      Other non-marketable
       securities.................     41,558      39,830
                                   ----------  ----------
          Total investment
           securities............. $2,662,756  $2,721,515
                                   ==========  ==========

4. ACQUISITION ACTIVITY

  On May 1, 1997, the Company acquired Shawnee Bank Shares, Inc., a one-bank holding company in the metropolitan Kansas City area with assets of $202 million. The acquisition was recorded as a stock transaction accounted for as a pooling of interests. It is not expected to have a material impact on the financial statements of the Company.

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                MARCH 31, 1997

                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1996 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of results to be attained for any other period.

                                                                      THREE
                                                                     MONTHS
                                                                      ENDED
                                                                    MARCH 31
                                                                   ------------
                                                                   1997   1996
                                                                   -----  -----
      PER SHARE DATA
        Net income................................................ $ .78  $ .70
        Market price.............................................. 45.63  33.10
        Book value................................................ 24.59  23.02
        Cash dividends............................................  .205   .181
      SELECTED RATIOS
      (Based on average balance sheets):
        Loans to deposits......................................... 68.73% 66.44%
        Non-interest bearing deposits to total deposits........... 20.09  19.40
        Equity to loans........................................... 16.83  17.03
        Equity to deposits........................................ 11.56  11.32
        Equity to total assets....................................  9.78   9.53
        Return on total assets....................................  1.27   1.16
        Return on realized stockholders' equity................... 13.17  12.63
        Return on total stockholders' equity...................... 12.95  12.17
      (Based on end-of-period data):
        Tier I capital ratio...................................... 13.22  12.97
        Total capital ratio....................................... 14.33  14.15
        Leverage ratio............................................  8.86   8.33
        Efficiency ratio.......................................... 60.73  62.84

SUMMARY

  The Company's consolidated net income for the first three months of 1997 totaled $29.4 million; a $2.1 million or 7.8% increase over the same period in 1996. Earnings per share increased 11.4% to $.78 in the first three months of 1997 compared to $.70 in the first three months of 1996. Net interest income increased $4.3 million and non-interest income increased $4.8 million, partially offset by increases of $3.5 million in non-interest expense and $2.0 million in the provision for loan losses. Initiatives taken over the past two years have yielded added sources of core non-interest income, as well as enhancing the net interest margin with improvements in mix and interest rate. Non-interest expense grew at a moderate rate of 4.5% compared to the first three months of 1996.

  Return on average assets for the first three months of 1997 was 1.27% compared to 1.16% in the first three months of 1996. Return on average realized stockholders' equity for the first three months of 1997 was 13.17% compared to 12.63% for the first three months of 1996. The Company's efficiency ratio (other expense/net interest income plus non-interest income excluding net gains on securities transactions) was 60.73% for the first three months of 1997 compared to 62.84% for the first three months of 1996.

  On May 1, 1997, the Company acquired Shawnee Bank Shares, Inc., a one-bank holding company with locations in the Kansas City metropolitan area and assets of approximately $202 million. The acquisition was recorded as a pooling of interests and is not expected to have a material impact on the financial statements of the Company.

NET INTEREST INCOME

  Net interest income is the difference between interest income generated by earning assets and the expense paid on interest bearing liabilities. The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

                                                            CHANGE DUE TO
                                                           ----------------
      FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997      AVERAGE  AVERAGE
      COMPARED TO THE SAME PERIOD IN PREVIOUS YEAR         VOLUME    RATE    TOTAL
                                                           -------  -------  ------
                                                               (IN THOUSANDS)
      INTEREST INCOME, FULLY TAXABLE EQUIVALENT BASIS:
        Loans............................................  $4,315   $(2,623) $1,692
        Investment securities:
          U.S. government and federal agency securities..    (429)      192    (237)
          State and municipal obligations................    (446)      (28)   (474)
          Other securities...............................   2,490       112   2,602
        Federal funds sold and securities purchased under
         agreements to resell............................  (2,921)     (184) (3,105)
                                                           ------   -------  ------
            Total interest income........................   3,009    (2,531)    478
                                                           ------   -------  ------
      INTEREST EXPENSE:
        Savings..........................................    (120)      (22)   (142)
        Interest bearing demand..........................   1,994    (1,495)    499
        Time open & C.D.'s of less than $100,000.........  (1,563)   (1,410) (2,973)
        Time open & C.D.'s of $100,000 and over..........    (340)      (89)   (429)
        Federal funds purchased and securities sold under
         agreements to repurchase........................    (410)      (92)   (502)
        Long-term debt and other borrowings..............     (16)        8      (8)
                                                           ------   -------  ------
            Total interest expense.......................    (455)   (3,100) (3,555)
                                                           ------   -------  ------
            NET INTEREST INCOME, FULLY TAXABLE EQUIVALENT
             BASIS.......................................  $3,464   $   569  $4,033
                                                           ======   =======  ======

  Net interest income for the first three months of 1997 was $93.8 million, a 4.8% increase over the first three months of 1996. Increases in average earning asset levels and decreases in average tax equivalent rates earned and paid resulted in a 4.52% net interest rate margin in the first three months of 1997 compared to 4.33% for the same period in 1996.

  Total interest income increased $738 thousand over the first three months of 1996 mainly due to an increase of $67.7 million in average earning asset balances, partly offset by a decrease of 3 basis points in average tax equivalent rates earned. The average tax equivalent yield was 7.82% for the first three months of 1997 and 7.79% for the first three months of 1996.

  Loans were 64% of average earning assets and yielded an average tax equivalent rate of 8.71% for the first three months of 1997. Loan interest income increased $1.8 million, or 1.6%, over the first three months of 1996. This increase was mainly due to increases in the average balances of credit card and business real estate loans, partially offset by a decline of 9 basis points in average tax equivalent rates earned. Interest income on investment securities increased $2.0 million over the first three months of 1996 mainly due to an increase in average balances invested in CMO's and asset-backed securities and other marketable securities. Interest income on federal funds sold and securities purchased under agreements to resell decreased $3.1 million compared to the first three months of 1996 mainly due to a decrease of $217.2 million in average balances invested.

  Total interest expense (net of capitalized interest) decreased $3.5 million, or 4.9%, compared to the first three months of 1996 due mainly to lower average balances in short-term certificates of deposit under $100,000 and lower rates paid on deposits, partially offset by higher average balances in the Company's premium money market deposit accounts. The average cost of funds was 4.10% for the first three months of 1997 and 4.22% for the first three months of 1996. Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first three months of 1997 were unchanged compared to the same period last year. Core deposits supported 93% of average earning assets in 1997. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $502 thousand compared to the first three months of 1996, mainly due to lower balances borrowed.

  Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on page 15.

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

                                                          MARCH 31, December 31,
                                                            1997        1996
                                                          --------- ------------
                                                              (IN THOUSANDS)
      Non-accrual loans..................................  $13,035    $13,945
      Past due 90 days and still accruing interest.......   23,467     24,806
                                                           -------    -------
      Total impaired loans...............................   36,502     38,751
      Foreclosed real estate.............................    1,061      1,136
                                                           -------    -------
          Total non-performing assets....................  $37,563    $39,887
                                                           =======    =======
      Non-performing assets to total loans...............      .68%       .73%
      Non-performing assets to total assets..............      .39%       .41%

  The level of non-performing assets improved slightly from year end 1996 totals. Non-accrual loans at March 31, 1997 consisted mainly of business loans ($6.8 million) and business real estate loans ($3.9 million). Loans which were 90 or more days past due included credit card loans of $7.7 million and business loans of $5.1 million.

  The subsidiary banks issue Visa and MasterCard credit cards, and the balance of these consumer loans generated through credit card sales drafts and cash advances was $527.8 million at March 31, 1997. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $16.1 million, or 3.1% of credit card loans at March 31, 1997. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

PROVISION/ALLOWANCE FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. As a result of these factors, the provision for loan losses increased $2.0 million compared to the first quarter of 1996 and $79 thousand compared to the fourth quarter of 1996. The allowance for loan losses as a percentage of loans outstanding was 1.81% at March 31, 1997, compared to 1.80% at year-end 1996 and 1.86% at March 31, 1996. The allowance at March 31, 1997 was 266% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $5.9 million for the first quarter of 1997 compared to $5.4 million for the first quarter of 1996 and $7.6 million for the fourth quarter of 1996. Net annualized charge-offs were
 .43% of average loans for the first quarter of 1997 compared to .41% for the first quarter of 1996 and .47% for the entire year of 1996.

NON-INTEREST INCOME

                                              THREE MONTHS        INCREASE
                                             ENDED MARCH 31      (DECREASE)
                                             ----------------  ----------------
                                              1997     1996    AMOUNT   PERCENT
                                             -------  -------  -------  -------
                                                     (IN THOUSANDS)
Trust fees.................................. $ 9,813  $ 9,093  $   720     7.9%
Deposit account charges and other fees......  13,300   12,412      888     7.2
Credit card transaction fees................   6,283    5,767      516     8.9
Trading account profits and commissions.....   1,866    1,726      140     8.1
Net gains on securities transactions........     146    1,224   (1,078)  (88.1)
Other.......................................  10,155    6,574    3,581    54.5
                                             -------  -------  -------
    TOTAL NON-INTEREST INCOME............... $41,563  $36,796  $ 4,767    13.0
                                             =======  =======  =======
As a percent of operating income (net
 interest income plus non-interest income)..    30.7%    29.1%
                                             =======  =======

  The increase in deposit account charges and other fees in the first three months of 1997 compared with 1996 was due primarily to increases in overdraft and return item fees. Credit card fee growth occurred because of increases in both merchant income and cardholder volume. The decrease in gains on securities transactions was partially due to a decrease of $382 thousand in gains on equity securities recognized by the Parent and a venture capital subsidiary. Other income for the first three months of 1997 included a $1.3 million gain on the sale of an Illinois banking facility and $1.8 million in gains on loan sales (which represented a $1.5 million increase over 1996).

NON-INTEREST EXPENSE

                                                  THREE MONTHS      INCREASE
                                                 ENDED MARCH 31    (DECREASE)
                                                 --------------- ---------------
                                                  1997    1996   AMOUNT  PERCENT
                                                 ------- ------- ------  -------
                                                         (IN THOUSANDS)
Salaries and employee benefits.................. $42,998 $41,157 $1,841     4.5%
Net occupancy...................................   5,478   5,392     86     1.6
Equipment.......................................   3,954   3,553    401    11.3
Supplies and communications.....................   6,383   6,054    329     5.4
Data processing.................................   5,539   4,931    608    12.3
Marketing.......................................   2,530   3,596 (1,066)  (29.6)
Goodwill and core deposit.......................   2,414   2,924   (510)  (17.4)
Other...........................................  12,818  11,001  1,817    16.5
                                                 ------- ------- ------
    TOTAL NON-INTEREST EXPENSE.................. $82,114 $78,608 $3,506     4.5
                                                 ======= ======= ======

  Salaries expense increased $2.4 million in the first three months of 1997 compared with 1996, partly due to an increase in incentive compensation from various employee award plans. A $537 thousand decrease in employee benefit expenses partially offset salary increases. Data processing increased mainly in the area of credit card processing. Increases in other expense included $669 thousand in professional fees and $358 thousand in software expense and amortization. The efficiency ratio improved to 60.73% in the first quarter of 1997 compared to 62.84% in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $107.9 million at March 31, 1997 compared to $108.9 million at December 31, 1996. Included in the fair values were unrealized net gains of $14.5 million at March 31, 1997 and $14.6 million at December 31, 1996. The Parent's liabilities totaled $22.0 million at March 31, 1997, compared to $12.6 million at December 31, 1996. Liabilities at March 31, 1997 included $11.2 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1997. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. No commercial paper was outstanding during the past three years. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.95 billion at March 31, 1997 and $2.94 billion at December 31, 1996. The available for sale bank portfolio included an unrealized net loss in fair value of $15.4 million at March 31, 1997 compared to an unrealized net gain of $12.0 million at December 31, 1996. U.S. government and federal agency securities comprised 65% and CMO's and asset-backed securities comprised 29% of the banking subsidiaries' available for sale portfolio at March 31, 1997.

  In February 1997, the Board of Directors announced a reauthorization of its two million share repurchase program. At May 7, 1997, the Company had acquired 769,009 shares under the new authorization.

  The Company had an equity to asset ratio of 9.78% based on 1997 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                                        MARCH 31,   December 31,
                                                           1997         1996
                                                        ----------  ------------
                                                        (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets............................. $6,241,471   $6,283,359
      Tier I Capital...................................    824,905      820,609
      Total Capital....................................    894,355      892,177
      Tier I Capital Ratio.............................      13.22%       13.06%
      Total Capital Ratio..............................      14.33%       14.20%
      Leverage Ratio...................................       8.86%        8.84%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $747.3 million at March 31, 1997, a decrease of $85.9 million from December 31, 1996. Contributing to the net cash outflow were a net decrease of $104.6 million in short-term borrowings of federal funds purchased and repurchase agreements, a net increase of $67.6 million in short-term investments in federal funds sold and resell agreements, and a $57.3 million increase in loans, net of repayments. Partially offsetting these net outflows were a $65.1 million net increase in demand deposits and $99.4 million generated from operating activities. Total assets decreased slightly, $49.4 million, compared to December 31, 1996. Core deposits increased $47.8 million compared to December 31, 1996.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.16 billion, standby letters of credit totaled $145.4 million, and commercial letters of credit totaled $31.3 million at March 31, 1997. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $253.2 million at March 31, 1997. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $4.6 million at March 31, 1997. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

IMPACT OF ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                FIRST QUARTER 1997              FIRST QUARTER 1996
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $1,698,281  $32,839     7.84%   $1,681,661  $33,342     7.97%
 Construction and
  development...........     192,228    4,048     8.54       171,320    3,788     8.89
 Real estate--business..     763,652   16,084     8.54       700,920   15,041     8.63
 Real estate--personal..   1,008,643   19,641     7.90       980,732   19,530     8.01
 Personal banking.......   1,265,423   26,973     8.64     1,264,519   27,463     8.74
 Credit card............     545,713   17,979    13.36       494,270   16,708    13.60
                          ----------  -------    -----    ----------  -------    -----
   Total loans..........   5,473,940  117,564     8.71     5,293,422  115,872     8.80
                          ----------  -------    -----    ----------  -------    -----
Investment securities:
 U.S. government &
  federal agency........   1,685,465   25,996     6.26     1,713,686   26,233     6.16
 State & municipal
  obligations (A).......      97,579    1,883     7.83       120,529    2,357     7.87
 CMO's and asset-backed
  securities............     715,539   11,181     6.34       647,684   10,163     6.31
 Trading account
  securities............       6,381       68     4.34         6,917       88     5.09
 Other marketable
  securities (A)........     116,036    1,748     6.11        36,799      665     7.27
 Other non-marketable
  securities............      43,417      602     5.62        34,416       81      .95
                          ----------  -------    -----    ----------  -------    -----
   Total investment
    securities..........   2,664,417   41,478     6.31     2,560,031   39,587     6.22
                          ----------  -------    -----    ----------  -------    -----
Federal funds sold and
 securities purchased
 under
 agreements to resell...     362,234    4,777     5.35       579,395    7,882     5.47
                          ----------  -------    -----    ----------  -------    -----
   Total interest
    earning assets......   8,500,591  163,819     7.82     8,432,848  163,341     7.79
                                      -------    -----                -------    -----
Less allowance for loan
 losses.................     (98,023)                        (98,222)
Unrealized gain on
 investment securities..      23,817                          52,388
Cash and due from banks.     595,210                         657,504
Land, buildings and
 equipment--net.........     210,205                         209,980
Other assets............     182,122                         207,532
                          ----------                      ----------
   Total assets.........  $9,413,922                      $9,462,030
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  285,652    1,692     2.40    $  305,825    1,834     2.41
 Interest bearing
  demand................   3,747,836   30,976     3.35     3,637,771   30,477     3.37
 Time open & C.D.'s of
  less than $100,000....   2,126,407   28,211     5.38     2,245,800   31,184     5.58
 Time open & C.D.'s of
  $100,000 and over.....     204,613    2,632     5.22       232,420    3,061     5.30
                          ----------  -------    -----    ----------  -------    -----
   Total interest
    bearing deposits....   6,364,508   63,511     4.05     6,421,816   66,556     4.17
                          ----------  -------    -----    ----------  -------    -----
Borrowings:.............
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     447,905    5,279     4.78       481,349    5,781     4.83
 Long-term debt and
  other borrowings......      13,807      250     7.35        14,760      258     7.02
                          ----------  -------    -----    ----------  -------    -----
   Total borrowings.....     461,712    5,529     4.86       496,109    6,039     4.90
                          ----------  -------    -----    ----------  -------    -----
   Total interest
    bearing liabilities.   6,826,220   69,040     4.10%    6,917,925   72,595     4.22%
                                      -------    -----                -------    -----
Non-interest bearing
 demand deposits........   1,599,971                       1,545,844
Other liabilities.......      66,722                          96,541
Stockholders' equity....     921,009                         901,720
                          ----------                      ----------
   Total liabilities and
    equity..............  $9,413,922                      $9,462,030
                          ==========                      ==========
Net interest margin
 (T/E)..................              $94,779                         $90,746
                                      =======                         =======
Net yield on interest
 earning assets.........                          4.52%                           4.33%
                                                 =====                           =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.