Form 10-Q
period 1997-06-30
COMMERCE BANCSHARES INC /MO/
filed 1997-08-07
CIK 22356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      X
                Yes-------                   No -------

  As of August 1, 1997, the registrant had outstanding 36,925,310 shares of its $5 par value common stock, registrant's only class of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of June 30, 1997 and December 31, 1996 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

                          PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of shareholders of Commerce Bancshares, Inc. was held on April 16, 1997. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The five nominees for the five directorships (constituting one-third of the Board of Directors) being elected at this meeting received the following votes:

                                                                          VOTES
      NAME OF DIRECTOR                                        VOTES FOR  ABSTAIN
      ----------------                                        ---------- -------
      Giorgio Balzer......................................... 30,912,930 127,550
      Jonathan M. Kemper..................................... 30,913,773 126,707
      Mary Ann Krey.......................................... 30,888,055 152,425
      Terry O. Meek.......................................... 30,918,139 122,341
      L. W. Stolzer.......................................... 30,931,674 108,806

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (27) Financial Data Schedule

  (b) Report on Form 8-K was filed on June 18, 1997 containing Commerce Bancshares, Inc. and subsidiaries consolidated balance sheet and statements of income as of May 31, 1997 as required by the agreement to acquire Shawnee Bank Shares, Inc.

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

Date: August 7, 1997

                                                /s/ Jeffery D. Aberdeen
                                          By __________________________________
                                                    Jeffery D. Aberdeen
                                                        Controller
                                                (Chief Accounting Officer)

Date: August 7, 1997

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30     December
                                                       1997       31 1996
                                                    -----------  ----------
                                                    (UNAUDITED)
                                                        (IN THOUSANDS)
ASSETS
Loans, net of unearned income...................... $5,811,167   $5,472,342
Allowance for loan losses..........................   (103,730)     (98,223)
                                                    ----------   ----------
    NET LOANS......................................  5,707,437    5,374,119
                                                    ----------   ----------
Investment securities:
  Available for sale...............................  2,682,951    2,670,420
  Trading account..................................     12,142       11,265
  Other non-marketable.............................     41,682       39,830
                                                    ----------   ----------
    TOTAL INVESTMENT SECURITIES....................  2,736,775    2,721,515
                                                    ----------   ----------
Federal funds sold and securities purchased under
 agreements to resell..............................     64,435      368,690
Cash and due from banks............................    853,623      833,260
Land, buildings and equipment--net.................    214,501      209,777
Goodwill and core deposit--net.....................     83,099       87,928
Customers' acceptance liability....................      1,355        1,259
Other assets.......................................    132,761      101,638
                                                    ----------   ----------
    TOTAL ASSETS................................... $9,793,986   $9,698,186
                                                    ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand...................... $1,890,137   $1,800,684
  Savings and interest bearing demand..............  4,074,140    4,021,376
  Time open and C.D.'s of less than $100,000.......  2,190,539    2,138,206
  Time open and C.D.'s of $100,000 and over........    204,066      206,163
                                                    ----------   ----------
    TOTAL DEPOSITS.................................  8,358,882    8,166,429
Federal funds purchased and securities sold under
 agreements to repurchase..........................    435,513      526,807
Long-term debt and other borrowings................     10,303       14,120
Accrued interest, taxes and other liabilities......     57,210       65,300
Acceptances outstanding............................      1,355        1,259
                                                    ----------   ----------
    TOTAL LIABILITIES..............................  8,863,263    8,773,915
                                                    ----------   ----------
Stockholders' equity:
  Preferred stock, $1 par value.
   Authorized and unissued 2,000,000 shares........        --           --
  Common stock, $5 par value.
   Authorized 80,000,000 shares; issued 37,565,369
   shares..........................................    187,827      187,827
  Capital surplus..................................     66,928      104,292
  Retained earnings................................    685,795      621,689
  Treasury stock of 544,702 shares in 1997
   and 187,977 shares in 1996, at cost.............    (25,215)      (7,422)
  Unearned employee benefits.......................       (615)        (340)
  Unrealized securities gain--net of tax...........     16,003       18,225
                                                    ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY.....................    930,723      924,271
                                                    ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..... $9,793,986   $9,698,186
                                                    ==========   ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               FOR THE THREE      FOR THE SIX
                                             MONTHS ENDED JUNE MONTHS ENDED JUNE
                                                    30                30
                                             ----------------- -----------------
                                               1997     1996     1997     1996
                                             -------- -------- -------- --------
                                                         (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
INTEREST INCOME
Interest and fees on loans.................  $123,329 $113,910 $240,643 $229,426
Interest on investment securities..........    41,775   39,732   82,496   78,408
Interest on federal funds sold and
 securities purchased under agreements to
 resell....................................     3,235    6,064    8,012   13,946
                                             -------- -------- -------- --------
    TOTAL INTEREST INCOME..................   168,339  159,706  331,151  321,780
                                             -------- -------- -------- --------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand......    33,308   31,825   65,976   64,136
  Time open and C.D.'s of less than
   $100,000................................    29,129   29,682   57,340   60,866
  Time open and C.D.'s of $100,000 and
   over....................................     2,722    2,984    5,354    6,045
Interest on federal funds purchased and
 securities sold under agreements to
 repurchase................................     5,012    5,067   10,291   10,848
Interest on long-term debt and other
 borrowings................................       224      233      459      456
                                             -------- -------- -------- --------
    TOTAL INTEREST EXPENSE.................    70,395   69,791  139,420  142,351
                                             -------- -------- -------- --------
    NET INTEREST INCOME....................    97,944   89,915  191,731  179,429
Provision for loan losses..................     7,293    5,428   14,831   10,981
                                             -------- -------- -------- --------
    NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES...........................    90,651   84,487  176,900  168,448
                                             -------- -------- -------- --------
NON-INTEREST INCOME
Trust fees.................................     9,938    8,584   19,490   17,416
Deposit account charges and other fees.....    14,643   13,800   27,943   26,212
Credit card transaction fees...............     6,975    6,279   13,258   12,046
Trading account profits and commissions....     1,721    1,432    3,587    3,158
Net gains on securities transactions.......       176      690      322    1,914
Other......................................     8,932    7,875   19,348   14,710
                                             -------- -------- -------- --------
    TOTAL NON-INTEREST INCOME..............    42,385   38,660   83,948   75,456
                                             -------- -------- -------- --------
NON-INTEREST EXPENSE
Salaries and employee benefits.............    43,708   41,154   86,706   82,311
Net occupancy..............................     4,965    5,261   10,443   10,653
Equipment..................................     4,124    3,885    8,078    7,438
Supplies and communication.................     6,242    6,279   12,625   12,333
Data processing............................     5,950    5,236   11,489   10,167
Marketing..................................     3,450    2,458    5,980    6,054
Goodwill and core deposit..................     2,415    2,832    4,829    5,756
Other......................................    13,039   11,860   25,857   22,861
                                             -------- -------- -------- --------
    TOTAL NON-INTEREST EXPENSE.............    83,893   78,965  166,007  157,573
                                             -------- -------- -------- --------
Income before income taxes.................    49,143   44,182   94,841   86,331
Less income taxes..........................    16,810   15,264   33,109   30,130
                                             -------- -------- -------- --------
    NET INCOME.............................  $ 32,333 $ 28,918 $ 61,732 $ 56,201
                                             -------- -------- -------- --------
Net income per common and common equivalent
 share.....................................  $    .86 $    .75 $   1.64 $   1.45
                                             ======== ======== ======== ========
Weighted average common and common
 equivalent shares outstanding.............    37,629   38,415   37,621   38,647
                                             ======== ======== ======== ========
Cash dividends per common share............  $   .205 $   .181 $   .410 $   .362
                                             ======== ======== ======== ========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          NUMBER OF                                         UNEARNED    NET
                            SHARES    COMMON  CAPITAL   RETAINED  TREASURY  EMPLOYEE UNREALIZED
                            ISSUED    STOCK   SURPLUS   EARNINGS   STOCK    BENEFITS GAIN (LOSS)  TOTAL
                          ---------- -------- --------  --------  --------  -------- ----------  --------
                                                          (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1997.  37,565,369 $187,827 $104,292  $621,689  $ (7,422)  $(340)   $18,225    $924,271
 Net income.............                                  61,732                                   61,732
 Year-to-date change in
  fair value of
  investment securities.                                                               (2,222)     (2,222)
 Pooling acquisition....                       (37,199)   17,612    42,352                         22,765
 Purchase of treasury
  stock.................                                           (61,176)                       (61,176)
 Sales under option and
  benefit plans.........                          (183)                691                            508
 Issuance of stock under
  restricted stock award
  plan..................                            18                 340    (358)                   --
 Restricted stock award
  amortization..........                                                        83                     83
 Cash dividends paid
  ($.410 per share).....                                 (15,238)                                 (15,238)
                          ---------- -------- --------  --------  --------   -----    -------    --------
BALANCE JUNE 30, 1997...  37,565,369 $187,827 $ 66,928  $685,795  $(25,215)  $(615)   $16,003    $930,723
                          ========== ======== ========  ========  ========   =====    =======    ========
Balance January 1, 1996.  37,565,369 $187,827 $ 84,415  $618,388  $(32,980)  $(716)   $26,849    $883,783
 Net income.............                                  56,201                                   56,201
 Year-to-date change in
  fair value of
  investment securities.                                                              (31,029)    (31,029)
 Purchase of treasury
  stock.................                                           (25,871)                       (25,871)
 Sales under option and
  benefit plans.........                        (3,038)              5,952                          2,914
 Issuance of stock under
  restricted stock award
  plan..................                            (9)                134    (125)                   --
 Restricted stock award
  amortization..........                                                       104                    104
 Cash dividends paid
  ($.362 per share).....                                 (13,892)                                 (13,892)
                          ---------- -------- --------  --------  --------   -----    -------    --------
Balance June 30, 1996...  37,565,369 $187,827 $ 81,368  $660,697  $(52,765)  $(737)   $(4,180)   $872,210
                          ========== ======== ========  ========  ========   =====    =======    ========

                See accompanying notes to financial statements.

                                                                     SCHEDULE 4

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income............................................... $  61,732  $  56,201
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses..............................    14,831     10,981
  Provision for depreciation and amortization............    14,931     15,263
  Accretion of investment security discounts.............    (2,801)    (2,826)
  Amortization of investment security premiums...........     4,893     11,400
  Net gains on sales of investment securities (A)........      (322)    (1,914)
  Net increase in trading account securities.............    (1,629)    (8,794)
  (Increase) decrease in interest receivable.............       905     (1,739)
  Decrease in interest payable...........................    (1,817)    (4,433)
  Other changes, net.....................................   (39,335)    23,089
                                                          ---------  ---------
    Net cash provided by operating activities............    51,388     97,228
                                                          ---------  ---------
INVESTING ACTIVITIES:
Cash received in acquisition.............................     7,103        --
Cash paid in sale of branch..............................       --     (13,595)
Proceeds from sales of investment securities (A).........   196,839    352,418
Proceeds from maturities of investment securities (A)....   432,138    176,897
Purchases of investment securities (A)...................  (562,363)  (685,165)
Net decrease in federal funds sold and securities
 purchased under agreements to resell....................   304,755    145,007
Net (increase) decrease in loans.........................  (244,948)    34,452
Purchases of premises and equipment......................   (15,947)    (9,663)
Sales of premises and equipment..........................     4,904      3,064
                                                          ---------  ---------
    Net cash provided by investing activities............   122,481      3,415
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand,
 savings and interest bearing demand deposits............    27,767   (185,290)
Net decrease in time open and C.D.'s.....................   (10,138)   (41,173)
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase..........   (91,294)    74,089
Repayment of long-term debt..............................    (3,844)      (244)
Purchases of treasury stock..............................   (61,171)   (56,492)
Exercise of stock options by employees...................       412      2,337
Cash dividends paid on common stock......................   (15,238)   (13,892)
                                                          ---------  ---------
    Net cash used by financing activities................  (153,506)  (220,665)
                                                          ---------  ---------
    Increase (decrease) in cash and cash equivalents.....    20,363   (120,022)
Cash and cash equivalents at beginning of year...........   833,260    774,852
                                                          ---------  ---------
    Cash and cash equivalents at June 30................. $ 853,623  $ 654,830
                                                          =========  =========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Net cash payments of income taxes for the six month period were $35,525,000 in 1997 and $34,344,000 in 1996. Interest paid on deposits and borrowings for the six month period was $141,130,000 in 1997 and $146,642,000 in 1996.

                See accompanying notes to financial statements.

                                                                     SCHEDULE 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

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

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses (in thousands):

                                                FOR THE THREE     FOR THE SIX
                                                 MONTHS ENDED     MONTHS ENDED
                                                   JUNE 30          JUNE 30
                                               ---------------- ----------------
                                                 1997    1996     1997    1996
                                               -------- ------- -------- -------
      Balance, beginning of period...........  $ 99,906 $98,666 $ 98,223 $98,537
                                               -------- ------- -------- -------
      Additions:
        Provision for loan losses............     7,293   5,428   14,831  10,981
        Allowance for loan losses of acquired
         banks...............................     3,321     --     3,321     --
                                               -------- ------- -------- -------
          Total additions....................    10,614   5,428   18,152  10,981
                                               -------- ------- -------- -------
      Deductions:
        Loan losses..........................     8,962   7,280   16,930  14,597
        Less recoveries on loans.............     2,172   1,853    4,285   3,746
                                               -------- ------- -------- -------
          Net loan losses....................     6,790   5,427   12,645  10,851
                                               -------- ------- -------- -------
      Balance, June 30.......................  $103,730 $98,667 $103,730 $98,667
                                               ======== ======= ======== =======

  At June 30, 1997, non-performing assets were $42,706,000, which was .73% of total loans and .44% of total assets. This balance consisted of $15,004,000 in loans not accruing interest, $26,743,000 in loans past due 90 days and still accruing interest, and $959,000 in foreclosed real estate.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at June 30, 1997 and December 31, 1996 (in thousands):

                                                           JUNE 30   December 31
                                                             1997       1996
                                                          ---------- -----------
      Available for sale:
        U.S. government and federal agency obligations... $1,619,987 $1,717,945
        State and municipal obligations..................    103,944    101,293
        CMO's and asset-backed securities................    823,732    703,515
        Other debt securities............................     92,385    108,442
        Equity securities................................     42,903     39,225
      Trading account securities.........................     12,142     11,265
      Other non-marketable securities....................     41,682     39,830
                                                          ---------- ----------
          Total investment securities.................... $2,736,775 $2,721,515
                                                          ========== ==========

4. INCOME PER COMMON SHARE

  Income per share data is based on the weighted average number of common shares and common equivalent shares outstanding during the interim periods. All per share data in this report has been restated to reflect the 5% stock dividend distributed on December 13, 1996.

5. ACQUISITION ACTIVITY

  On May 1, 1997, the Company acquired Shawnee Bank Shares, Inc., a one-bank holding company in the metropolitan Kansas City area with assets of $202 million. The acquisition was recorded as a stock transaction and accounted for as a pooling of interests. It has not had a material impact on the financial statements of the Company.

  The Company has signed a definitive agreement to merge with CNB Bancorp, Inc. a one-bank holding company located in Independence, KS with $93 million in assets. The acquisition will be both a stock and cash transaction and accounted for by the purchase accounting method. The Company expects the transaction to be completed during the third quarter pending regulatory and shareholder approval.

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1997
                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1996 Annual Report on Form 10-K. Results of operations for the six month period ended June 30, 1997 are not necessarily indicative of results to be attained for any other period.

                                                THREE MONTHS     SIX MONTHS
                                                ENDED JUNE 30   ENDED JUNE 30
                                                --------------  --------------
                                                 1997    1996    1997    1996
                                                ------  ------  ------  ------
PER SHARE DATA
  Net income................................... $  .86  $  .75  $ 1.64  $ 1.45
  Cash dividends...............................   .205    .181    .410    .362
  Book value...................................                  25.14   22.98
  Market price.................................                  45.25   32.50
SELECTED RATIOS
(Based on average balance sheets):
  Loans to deposits............................  69.79%  66.95%  69.27%  66.69%
  Non-interest bearing deposits to total
   deposits....................................  20.77   19.02   20.44   19.21
  Equity to loans..............................  16.19   16.63   16.50   16.83
  Equity to deposits...........................  11.30   11.14   11.43   11.23
  Equity to total assets.......................   9.66    9.47    9.72    9.50
  Return on total assets.......................   1.36    1.25    1.32    1.20
  Return on realized stockholders' equity......  14.14   13.32   13.66   12.98
  Return on total stockholders' equity.........  14.11   13.18   13.53   12.67
(Based on end-of period data):
  Efficiency ratio.............................  59.86   61.75   60.29   62.29
  Tier I capital ratio.........................                  12.81   13.22
  Total capital ratio..........................                  13.93   14.50
  Leverage ratio...............................                   8.84    8.52

SUMMARY

  The Company's consolidated net income for the second quarter of 1997 totaled $32.3 million, a $3.4 million or 11.8% increase over the second quarter of 1996. Earnings per share for the second quarter increased 14.7% to $.86 compared to $.75 in the second quarter of 1996. The second quarter of 1997 was the Company's fifth consecutive quarter of double-digit growth in earnings per share. Return on average assets for the quarter was 1.36% compared to 1.25% last year; quarterly return on average stockholders' equity was 14.11% compared to 13.18% last year. The Company's efficiency ratio (non-interest expense/net interest income plus non-interest income excluding net gains on securities transactions) was 59.86% for the second quarter of 1997.

  Consolidated net income for the first six months of 1997 was $61.7 million; a $5.5 million or 9.8% increase over the first six months of 1996. Earnings per share increased 13.1% to $1.64 in the first six months of 1997 compared to $1.45 in the first six months of 1996. Net interest income increased $12.3 million and non-interest income increased $8.5 million, partially offset by increases of $8.4 million in non-interest expense and $3.9 million in the provision for loan losses. Compared to the first six months of 1996, non-interest income increased 11.3%, while non-interest expense grew at a moderate rate of 5.4%.

  On May 1, 1997, the Company acquired Shawnee Bank Shares, Inc., a one-bank holding company with locations in the Kansas City metropolitan area and assets of approximately $202 million. The acquisition was recorded as a pooling of interests and has not had a material impact on the financial statements of the Company.

  The Company has an agreement to acquire CNB Bancorp, Inc., a one-bank holding company in Independence, KS with approximately $93 million in assets. The purchase transaction will require both stock and cash, and is expected to be completed during the third quarter of 1997.

NET INTEREST INCOME

  Net interest income is the difference between interest income generated by earning assets and the expense paid on interest bearing liabilities. The following table summarizes the changes in net interest income on a fully tax equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                             JUNE 30, 1997 VS. 1996   JUNE 30, 1997 VS. 1996
                             -----------------------  -------------------------
                              CHANGE DUE TO            CHANGE DUE TO
                             ----------------         ----------------
                             AVERAGE  AVERAGE         AVERAGE  AVERAGE
                             VOLUME    RATE   TOTAL   VOLUME    RATE     TOTAL
                             -------  ------- ------  -------  -------  -------
                                             (IN THOUSANDS)
INTEREST INCOME, FULLY
 TAXABLE EQUIVALENT BASIS:
Loans....................... $7,887   $1,423  $9,310  $12,114  $(1,112) $11,002
Investment securities:
  U.S. government and
   federal agency
   securities............... (2,105)     543  (1,562)  (2,530)     731   (1,799)
  State and municipal
   obligations..............   (349)      20    (329)    (796)      (7)    (803)
  Other securities..........  3,440      390   3,830    5,908      524    6,432
Federal funds sold and
 securities purchased under
 agreements to resell....... (2,982)     153  (2,829)  (5,916)     (18)  (5,934)
                             ------   ------  ------  -------  -------  -------
Total interest income.......  5,891    2,529   8,420    8,780      118    8,898
                             ------   ------  ------  -------  -------  -------
INTEREST EXPENSE:
Deposits:
  Savings...................      3       65      68     (116)      42      (74)
  Interest bearing demand...    855      560   1,415    3,618   (1,704)   1,914
  Time open & C.D.'s of less
   than $100,000............   (675)     122    (553)  (2,084)  (1,442)  (3,526)
  Time open & C.D.'s of
   $100,000 and over........   (379)     117    (262)    (695)       4     (691)
Federal funds purchased and
 securities sold under
 agreements to repurchase...   (340)     285     (55)    (756)     199     (557)
Long-term debt and other
 borrowings.................    (31)       2     (29)     (47)      10      (37)
                             ------   ------  ------  -------  -------  -------
Total interest expense......   (567)   1,151     584      (80)  (2,891)  (2,971)
                             ------   ------  ------  -------  -------  -------
NET INTEREST INCOME, FULLY
 TAXABLE EQUIVALENT BASIS... $6,458   $1,378  $7,836  $ 8,860  $ 3,009  $11,869
                             ======   ======  ======  =======  =======  =======

  Net interest income for the second quarter of 1997 was $97.9 million, an 8.9% increase over the second quarter of 1996, and for the first six months was $191.7 million, a 6.9% increase over last year. For the quarter, the net interest rate margin was 4.62% compared with 4.37% last year, while the six month margin was 4.57% in 1997 and 4.35% in 1996.

  Total interest income increased $8.6 million over the second quarter of 1996, mainly due to an increase of $368.3 million in average loan balances. Average rates earned on loans increased 7 basis points, offset by a decrease of $222.3 million in average balances invested in federal funds sold and resell agreements. The average tax equivalent yield on interest earning assets was 7.90% for the second quarter of 1997 compared to 7.72% last year.

  Compared to the first six months of 1996, total interest income increased $9.4 million. A $275.0 million increase in average loan balances contributed an increase of $12.1 million. Other factors included an increase in average investment securities, offset by a decrease in average balances invested in federal funds sold and resell agreements.

  Total interest expense (net of capitalized interest) increased $604 thousand compared to the second quarter of 1996 due mainly to higher average rates paid on interest bearing demand deposits, partially offset by lower balances in certificates of deposit and borrowings. The average cost of funds was 4.12% for the second quarter of 1997 and 4.09% for the second quarter of 1996.

  Total interest expense decreased $2.9 million in the first six months of 1997 compared to 1996. This occurred due to a decline of 6 basis points in average rates paid on deposits and smaller balances of short-term certificates of deposit, partially offset by higher balances in the Company's premium money market deposit accounts. Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first six months of 1997 increased slightly compared to the same period last year. Core deposits supported 93% of average earning assets in 1997.

  Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on pages 16 and 17.

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

                                                            JUNE 30  DECEMBER 31
                                                             1997       1996
                                                            -------  -----------
                                                              (IN THOUSANDS)
Non-accrual loans.......................................... $15,004    $13,945
Past due 90 days and still accruing interest...............  26,743     24,806
                                                            -------    -------
Total impaired loans.......................................  41,747     38,751
Foreclosed real estate.....................................     959      1,136
                                                            -------    -------
  Total non-performing assets.............................. $42,706    $39,887
                                                            =======    =======
Non-performing assets to total loans.......................     .73%       .73%
Non-performing assets to total assets......................     .44%       .41%

  The level of non-performing assets increased 7.1% over year end 1996 totals. Non-accrual loans at June 30, 1997 consisted mainly of business loans ($7.5 million), business real estate loans ($3.6 million) and construction and land development loans ($2.4 million). Loans which were 90 or more days past due included credit card loans of $7.3 million, business loans of $9.2 million and business real estate loans of $4.1 million.

  The subsidiary banks issue Visa and MasterCard credit cards, and the balance of these consumer loans generated through credit card sales drafts and cash advances was $531.3 million at June 30, 1997. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $16.5 million, or 3.1% of credit card loans at June 30, 1997. The annualized charge-off ratio for credit card loans was 3.82% for the first six months of 1997 compared to 2.53% for the first six months of 1996. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

PROVISION/ALLOWANCE FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. As a result of these factors, the provision for loan losses increased $3.9 million compared to the first six months of 1996, increased $1.9 million compared to the second quarter of 1996 and decreased $245 thousand from the first quarter of 1997. The allowance for loan losses as a percentage of loans outstanding was 1.79% at June 30, 1997 and year-end 1996, and 1.87% at June 30, 1996. The allowance at June 30, 1997 was 243% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $12.6 million for the first six months of 1997 compared to $10.9 million for the first six months of 1996. Net charge-offs were $6.8 million for the second quarter of 1997 compared to $5.4 million for the second quarter of 1996 and $5.9 million for the first quarter of 1997. Net annualized charge-offs were
 .48% of average loans for the second quarter of 1997 compared to .43% for the first quarter of 1997 and .47% for the entire year of 1996.

NON-INTEREST INCOME

                                 THREE MONTHS ENDED      SIX MONTHS ENDED JUNE
                                      JUNE 30                      30
                               ------------------------  ------------------------
                                                   %                         %
                                1997     1996    CHANGE   1997     1996    CHANGE
                               -------  -------  ------  -------  -------  ------
                                          (DOLLARS IN THOUSANDS)
Trust fees...................  $ 9,938  $ 8,584   15.8%  $19,490  $17,416   11.9%
Deposit account charges and
 other fees..................   14,643   13,800    6.1    27,943   26,212    6.6
Credit card transaction fees.    6,975    6,279   11.1    13,258   12,046   10.1
Trading account profits and
 commissions.................    1,721    1,432   20.2     3,587    3,158   13.6
Net gains on securities
 transactions................      176      690  (74.5)      322    1,914  (83.2)
Other........................    8,932    7,875   13.4    19,348   14,710   31.5
                               -------  -------          -------  -------
  TOTAL NON-INTEREST INCOME..  $42,385  $38,660    9.6   $83,948  $75,456   11.3
                               =======  =======          =======  =======
As a % of operating income
 (net interest income plus
 non-interest income)........     30.2%    30.1%            30.5%    29.6%
                               =======  =======          =======  =======

  Trust fees increased $2.1 million over the first six months of 1996 and $1.4 million over the second quarter of 1996, largely due to increases in the number of accounts and value of assets managed. Deposit account charges and other fees increased $1.7 million for the six months and $843 thousand for the quarter primarily because of increases in overdraft and return item fees. Increases in both merchant income and cardholder volume contributed to the credit card fee growth. The decreases in gains on securities transactions were mainly due to decreases ($1.2 million compared to six months 1996 and $484 thousand compared to second quarter 1996) in gains on sales from the available for sale portfolio of the banking subsidiaries. Other income increased $4.6 million over the first six months of 1996 partly due to fee income growth, including ATM fees, check fees and brokerage related commissions and fees. In addition, gains on sales of vacant land, banking facilities, foreclosed real estate and loans increased.

NON-INTEREST EXPENSE

                            THREE MONTHS ENDED JUNE
                                       30             SIX MONTHS ENDED JUNE 30
                            ------------------------ --------------------------
                             1997    1996   % CHANGE   1997     1996   % CHANGE
                            ------- ------- -------- -------- -------- --------
                                          (DOLLARS IN THOUSANDS)
Salaries and employee
 benefits.................. $43,708 $41,154    6.2%  $ 86,706 $ 82,311    5.3%
Net occupancy..............   4,965   5,261   (5.6)    10,443   10,653   (2.0)
Equipment..................   4,124   3,885    6.2      8,078    7,438    8.6
Supplies and
 communications............   6,242   6,279    (.6)    12,625   12,333    2.4
Data processing............   5,950   5,236   13.6     11,489   10,167   13.0
Marketing..................   3,450   2,458   40.4      5,980    6,054   (1.2)
Goodwill and core deposit..   2,415   2,832  (14.7)     4,829    5,756  (16.1)
Other......................  13,039  11,860    9.9     25,857   22,861   13.1
                            ------- -------          -------- --------
  TOTAL NON-INTEREST
   EXPENSE................. $83,893 $78,965    6.2   $166,007 $157,573    5.4
                            ======= =======          ======== ========

  Salaries expense increased $5.6 million in the first six months of 1997 compared to 1996, partly due to a $2.6 million increase in incentive compensation. A $1.2 million decrease in employee benefit expenses partially offset salary increases. Data processing expense increased mainly in the area of credit card processing. Marketing expense, although increasing $992 thousand compared to the second quarter of 1996, was slightly less than 1996 for the six month period. Decreases in goodwill and core deposit premium amortization occurred because the amortization method expenses a greater proportionate amount in early periods compared to later periods. The increases in other expense in 1997 compared to the 1996 periods included increases in professional fees and software expense and amortization. The efficiency ratio improved to 59.86% in the second quarter of 1997 compared to 61.75% in the second quarter of 1996 and 60.73% in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $86.1 million at June 30, 1997 compared to $108.9 million at December 31, 1996. Included in the fair values were unrealized net gains of $18.6 million at June 30, 1997 and $14.6 million at December 31, 1996. The Parent's liabilities totaled $24.9 million at June 30, 1997, compared to $12.6 million at December 31, 1996. Liabilities at June 30, 1997 included $11.7 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1997. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.66 billion at June 30, 1997 and $2.94 billion at December 31, 1996. The available for sale bank portfolio included an unrealized net gain in fair value of $3.7 million at June 30, 1997 compared to an unrealized net gain of $12.0 million at December 31, 1996. U.S. government and federal agency securities comprised 62% and CMO's and asset-backed securities comprised 32% of the banking subsidiaries' available for sale portfolio at June 30, 1997.

  In February 1997, the Board of Directors announced a reauthorization of its two million share repurchase program. At June 30, 1997, the Company had acquired 1,106,430 shares under the new authorization.

  The Company had an equity to asset ratio of 9.72% based on 1997 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                               JUNE 30,
                                                 1997     DECEMBER 31, 1996
                                              ----------  -----------------
                                                 (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets................... $6,509,607     $6,283,359
      Tier I Capital.........................    833,984        820,609
      Total Capital..........................    906,613        892,177
      Tier I Capital Ratio...................      12.81%         13.06%
      Total Capital Ratio....................      13.93%         14.20%
      Leverage Ratio.........................       8.84%          8.84%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $853.6 million at June 30, 1997, an increase of $20.4 million over December 31, 1996. Contributing to the net cash inflow were a net decrease of $304.8 million in short-term investments in federal funds sold and resell agreements, $66.6 million in sales and maturities of investment securities, net of purchases, and $51.4 million generated from operating activities. Partially offsetting these net inflows were a $244.9 million increase in loans, net of repayments, a $91.3 million net decrease in borrowings of federal funds purchased and repurchase agreements, and treasury stock purchases of $61.2 million. Total assets increased $95.8 million over December 31, 1996, partly due to the acquisition of Shawnee State Bank in May 1997. Core deposits increased $199.2 million compared to December 31, 1996.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.32 billion, standby letters of credit totaled $151.5 million, and commercial letters of credit totaled $40.5 million at June 30, 1997. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $238.3 million at June 30, 1997. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $3.0 million at June 30, 1997. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

IMPACT OF ACCOUNTING STANDARDS

  In January 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", for the provisions that became effective at that date. The adoption did not have a material effect on the Company's financial statements. Also, in December 1996, the Financial Accounting Standards Board issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FAS Statement 125", which deferred to January 1, 1998 certain provisions of Statement No. 125. The adoption of Statement No. 127 is not expected to have a material effect on the Company's financial statements.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                 SIX MONTHS 1997                 SIX MONTHS 1996
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $1,738,807  $ 68,488    7.94%   $1,684,056  $ 66,226    7.91%
 Construction and
  development...........     211,723     9,022    8.59       170,460     7,462    8.80
 Real estate--business..     783,297    33,342    8.58       701,763    30,148    8.64
 Real estate--personal..   1,029,388    40,359    7.91       985,777    38,817    7.92
 Personal banking.......   1,276,169    54,704    8.64     1,259,151    54,539    8.71
 Credit card............     535,319    35,221   13.27       498,535    32,942   13.29
                          ----------  --------   -----    ----------  --------   -----
   Total loans..........   5,574,703   241,136    8.72     5,299,742   230,134    8.73
                          ----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........   1,668,522    51,745    6.25     1,751,479    53,544    6.15
 State & municipal
  obligations (A).......      98,956     3,902    7.95       119,157     4,705    7.94
 CMO's and asset-backed
  securities............     746,287    23,444    6.34       640,239    20,105    6.32
 Trading account
  securities............       6,916       180    5.26         7,389       201    5.46
 Other marketable
  securities (A)........     115,947     3,481    6.05        41,197     1,399    6.83
 Other non-marketable
  securities............      43,147     1,286    6.01        34,178       254    1.49
                          ----------  --------   -----    ----------  --------   -----
   Total investment
    securities..........   2,679,775    84,038    6.32     2,593,639    80,208    6.22
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     296,420     8,012    5.45       516,512    13,946    5.43
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    earning assets......   8,550,898   333,186    7.86     8,409,893   324,288    7.75
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................     (99,950)                        (98,638)
Unrealized gain on
 investment securities..      13,426                          33,304
Cash and due from banks.     600,986                         636,617
Land, buildings and
 equipment--net.........     212,013                         209,111
Other assets............     186,456                         202,212
                          ----------                      ----------
   Total assets.........  $9,463,829                      $9,392,499
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  295,961     3,549    2.42    $  305,777     3,623    2.38
 Interest bearing
  demand................   3,758,152    62,427    3.35     3,651,096    60,513    3.33
 Time open & C.D.'s of
  less than $100,000....   2,144,880    57,340    5.39     2,229,595    60,866    5.49
 Time open & C.D.'s of
  $100,000 and over.....     204,576     5,354    5.28       233,295     6,045    5.21
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing deposits....   6,403,569   128,670    4.05     6,419,763   131,047    4.11
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     424,222    10,291    4.89       455,409    10,848    4.79
 Long-term debt and
  other borrowings......      13,299       484    7.33        14,615       521    7.17
                          ----------  --------   -----    ----------  --------   -----
   Total borrowings.....     437,521    10,775    4.97       470,024    11,369    4.86
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing liabilities.   6,841,090   139,445    4.11%    6,889,787   142,416    4.16%
                                      --------   -----                --------   -----
Non-interest bearing
 demand deposits........   1,644,689                       1,526,573
Other liabilities.......      58,092                          83,955
Stockholders' equity....     919,958                         892,184
                          ----------                      ----------
   Total liabilities and
    equity..............  $9,463,829                      $9,392,499
                          ==========                      ==========
Net interest margin
 (T/E)..................              $193,741                        $181,872
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.57%                           4.35%
                                                 =====                           =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                               SECOND QUARTER 1997             SECOND QUARTER 1996
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $1,778,888  $ 35,649    8.04%   $1,686,451  $ 32,884    7.84%
 Construction and
  development...........     231,004     4,974    8.64       169,600     3,674    8.71
 Real estate--business..     802,726    17,258    8.62       702,606    15,107    8.65
 Real estate--personal..   1,049,905    20,718    7.91       990,822    19,287    7.83
 Personal banking.......   1,286,797    27,731    8.64     1,253,783    27,076    8.69
 Credit card............     525,039    17,242   13.17       502,800    16,234   12.99
                          ----------  --------   -----    ----------  --------   -----
   Total loans..........   5,674,359   123,572    8.73     5,306,062   114,262    8.66
                          ----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........   1,651,765    25,749    6.25     1,789,272    27,311    6.14
 State & municipal
  obligations (A).......     100,318     2,019    8.07       117,785     2,348    8.02
 CMO's and asset-backed
  securities............     776,697    12,263    6.33       632,794     9,942    6.32
 Trading account
  securities............       7,445       112    6.03         7,861       113    5.78
 Other marketable
  securities (A)........     115,859     1,733    6.00        45,595       734    6.47
 Other non-marketable
  securities............      42,880       684    6.40        33,940       173    2.05
                          ----------  --------   -----    ----------  --------   -----
   Total investment
    securities..........   2,694,964    42,560    6.33     2,627,247    40,621    6.22
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     231,329     3,235    5.61       453,629     6,064    5.38
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    earning assets......   8,600,652   169,367    7.90     8,386,938   160,947    7.72
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................    (101,856)                        (99,054)
Unrealized gain on
 investment securities..       3,149                          14,220
Cash and due from banks.     606,699                         615,730
Land, buildings and
 equipment--net.........     213,801                         208,242
Other assets............     190,743                         196,892
                          ----------                      ----------
   Total assets.........  $9,513,188                      $9,322,968
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  306,157     1,857    2.43    $  305,729     1,789    2.35
 Interest bearing
  demand................   3,768,355    31,451    3.35     3,664,421    30,036    3.30
 Time open & C.D.'s of
  less than $100,000....   2,163,150    29,129    5.40     2,213,390    29,682    5.39
 Time open & C.D.'s of
  $100,000 and over.....     204,539     2,722    5.34       234,170     2,984    5.13
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing deposits....   6,442,201    65,159    4.06     6,417,710    64,491    4.04
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     400,799     5,012    5.02       429,469     5,067    4.75
 Long-term debt and
  other borrowings......      12,797       234    7.33        14,470       263    7.32
                          ----------  --------   -----    ----------  --------   -----
   Total borrowings.....     413,596     5,246    5.09       443,939     5,330    4.83
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing liabilities.   6,855,797    70,405    4.12%    6,861,649    69,821    4.09%
                                      --------   -----                --------   -----
Non-interest bearing
 demand deposits........   1,688,916                       1,507,302
Other liabilities.......      49,556                          71,369
Stockholders' equity....     918,919                         882,648
                          ----------                      ----------
 Total liabilities and
  equity................  $9,513,188                      $9,322,968
                          ==========                      ==========
Net interest margin
 (T/E)..................              $ 98,962                        $ 91,126
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.62%                           4.37%
                                                 =====                           =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.