Form 10-Q
period 1997-09-30
COMMERCE BANCSHARES INC /MO/
filed 1997-11-10
CIK 22356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                Yes   X                      No
                    -------                    -------

  As of November 3, 1997, the registrant had outstanding 37,097,987 shares of its $5 par value common stock, registrant's only class of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of September 30, 1997 and December 31, 1996 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

                          PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

Date: November 10, 1997

                                                /s/ Jeffery D. Aberdeen
                                          By __________________________________
                                                    Jeffery D. Aberdeen
                                                        Controller
                                                (Chief Accounting Officer)

Date: November 10, 1997

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER    December
                                                     30 1997     31 1996
                                                   -----------  ----------
                                                   (UNAUDITED)
                                                       (IN THOUSANDS)
ASSETS
Loans, net of unearned income..................... $ 6,089,468  $5,472,342
Allowance for loan losses.........................    (105,485)    (98,223)
                                                   -----------  ----------
    NET LOANS.....................................   5,983,983   5,374,119
                                                   -----------  ----------
Investment securities:
  Available for sale..............................   2,624,341   2,670,420
  Trading account.................................       9,241      11,265
  Other non-marketable............................      41,463      39,830
                                                   -----------  ----------
    TOTAL INVESTMENT SECURITIES...................   2,675,045   2,721,515
                                                   -----------  ----------
Federal funds sold and securities purchased under
 agreements to resell.............................     135,120     368,690
Cash and due from banks...........................     802,314     833,260
Land, buildings and equipment--net................     213,525     209,777
Goodwill and core deposit premium--net............      87,882      87,928
Customers' acceptance liability...................       1,596       1,259
Other assets......................................     114,782     101,638
                                                   -----------  ----------
    TOTAL ASSETS.................................. $10,014,247  $9,698,186
                                                   ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand..................... $ 1,959,862  $1,800,684
  Savings and interest bearing demand.............   4,078,744   4,021,376
  Time open and C.D.'s of less than $100,000......   2,187,493   2,138,206
  Time open and C.D.'s of $100,000 and over.......     221,950     206,163
                                                   -----------  ----------
    TOTAL DEPOSITS................................   8,448,049   8,166,429
Federal funds purchased and securities sold under
 agreements to repurchase.........................     477,688     526,807
Long-term debt and other borrowings...............      10,200      14,120
Accrued interest, taxes and other liabilities.....     103,037      65,300
Acceptances outstanding...........................       1,596       1,259
                                                   -----------  ----------
    TOTAL LIABILITIES.............................   9,040,570   8,773,915
                                                   -----------  ----------
Stockholders' equity:
  Preferred stock, $1 par value.
   Authorized and unissued 2,000,000 shares.......         --          --
  Common stock, $5 par value.
   Authorized 80,000,000 shares; issued 37,565,369
   shares.........................................     187,827     187,827
  Capital surplus.................................      67,577     104,292
  Retained earnings...............................     712,405     621,689
  Treasury stock of 440,364 shares in 1997
   and 187,977 shares in 1996, at cost............     (20,759)     (7,422)
  Unearned employee benefits......................        (621)       (340)
  Unrealized securities gain--net of tax..........      27,248      18,225
                                                   -----------  ----------
    TOTAL STOCKHOLDERS' EQUITY....................     973,677     924,271
                                                   -----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.... $10,014,247  $9,698,186
                                                   ===========  ==========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               FOR THE THREE     FOR THE NINE
                                               MONTHS ENDED      MONTHS ENDED
                                               SEPTEMBER 30      SEPTEMBER 30
                                             ----------------- -----------------
                                               1997     1996     1997     1996
                                             -------- -------- -------- --------
                                                         (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
INTEREST INCOME
Interest and fees on loans.................  $129,733 $115,074 $370,376 $344,500
Interest on investment securities..........    41,555   40,827  124,051  119,235
Interest on federal funds sold and
 securities purchased under agreements to
 resell....................................     2,398    5,246   10,410   19,192
                                             -------- -------- -------- --------
    TOTAL INTEREST INCOME..................   173,686  161,147  504,837  482,927
                                             -------- -------- -------- --------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand......    33,782   32,025   99,758   96,161
  Time open and C.D.'s of less than
   $100,000................................    29,743   29,411   87,083   90,277
  Time open and C.D.'s of $100,000 and
   over....................................     2,915    2,848    8,269    8,893
Interest on federal funds purchased and
 securities sold under agreements to
 repurchase................................     6,014    5,102   16,305   15,950
Interest on long-term debt and other
 borrowings................................       174      232      633      688
                                             -------- -------- -------- --------
    TOTAL INTEREST EXPENSE.................    72,628   69,618  212,048  211,969
                                             -------- -------- -------- --------
    NET INTEREST INCOME....................   101,058   91,529  292,789  270,958
Provision for loan losses..................     7,807    6,082   22,638   17,063
                                             -------- -------- -------- --------
    NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES...........................    93,251   85,447  270,151  253,895
                                             -------- -------- -------- --------
NON-INTEREST INCOME
Trust fees.................................    10,508    9,066   29,998   26,482
Deposit account charges and other fees.....    14,520   14,409   42,463   40,621
Credit card transaction fees...............     7,628    6,312   20,886   18,358
Trading account profits and commissions....     1,808    1,316    5,395    4,474
Net gains on securities transactions.......     2,386       90    2,708    2,004
Other......................................     9,837    9,256   29,185   23,966
                                             -------- -------- -------- --------
    TOTAL NON-INTEREST INCOME..............    46,687   40,449  130,635  115,905
                                             -------- -------- -------- --------
NON-INTEREST EXPENSE
Salaries and employee benefits.............    45,818   40,971  132,524  123,282
Net occupancy..............................     5,742    5,619   16,185   16,272
Equipment..................................     4,118    3,648   12,196   11,086
Supplies and communication.................     6,276    6,274   18,901   18,607
Data processing............................     6,341    5,227   17,830   15,394
Marketing..................................     3,559    3,415    9,539    9,469
Goodwill and core deposit..................     2,444    2,846    7,273    8,602
Other......................................    13,346   12,077   39,203   34,938
                                             -------- -------- -------- --------
    TOTAL NON-INTEREST EXPENSE.............    87,644   80,077  253,651  237,650
                                             -------- -------- -------- --------
Income before income taxes.................    52,294   45,819  147,135  132,150
Less income taxes..........................    18,072   14,964   51,181   45,094
                                             -------- -------- -------- --------
    NET INCOME.............................  $ 34,222 $ 30,855 $ 95,954 $ 87,056
                                             -------- -------- -------- --------
Net income per common and common equivalent
 share.....................................  $    .91 $    .81 $   2.55 $   2.26
                                             ======== ======== ======== ========
Weighted average common and common
 equivalent shares outstanding.............    37,582   38,129   37,608   38,473
                                             ======== ======== ======== ========
Cash dividends per common share............  $   .205 $   .181 $   .615 $   .543
                                             ======== ======== ======== ========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          NUMBER OF                                         UNEARNED    NET
                            SHARES    COMMON  CAPITAL   RETAINED  TREASURY  EMPLOYEE UNREALIZED
                            ISSUED    STOCK   SURPLUS   EARNINGS   STOCK    BENEFITS GAIN (LOSS)  TOTAL
                          ---------- -------- --------  --------  --------  -------- ----------  --------
                                                          (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1997.  37,565,369 $187,827 $104,292  $621,689  $ (7,422)  $(340)   $18,225    $924,271
 Net income.............                                  95,954                                   95,954
 Year-to-date change in
  fair value of
  investment securities.                                                                9,023       9,023
 Pooling acquisition....                       (37,199)   17,612    42,352                         22,765
 Purchase acquisition...                         1,383               9,256                         10,639
 Purchase of treasury
  stock.................                                           (68,288)                       (68,288)
 Sales under option and
  benefit plans.........                          (928)              2,971                          2,043
 Issuance of stock under
  restricted stock award
  plan..................                            29                 372    (401)                   --
 Restricted stock award
  amortization..........                                                       120                    120
 Cash dividends paid
  ($.615 per share).....                                 (22,850)                                 (22,850)
                          ---------- -------- --------  --------  --------   -----    -------    --------
BALANCE SEPTEMBER 30,
 1997...................  37,565,369 $187,827 $ 67,577  $712,405  $(20,759)  $(621)   $27,248    $973,677
                          ========== ======== ========  ========  ========   =====    =======    ========
Balance January 1, 1996.  37,565,369 $187,827 $ 84,415  $618,388  $(32,980)  $(716)   $26,849    $883,783
 Net income.............                                  87,056                                   87,056
 Year-to-date change in
  fair value of
  investment securities.                                                              (24,928)    (24,928)
 Purchase of treasury
  stock.................                                           (39,746)     24                (39,722)
 Sales under option and
  benefit plans.........                        (3,138)              6,426                          3,288
 Issuance of stock under
  restricted stock award
  plan..................                           (17)                274    (257)                   --
 Restricted stock award
  amortization..........                                                       147                    147
 Cash dividends paid
  ($.543 per share).....                                 (20,688)                                 (20,688)
                          ---------- -------- --------  --------  --------   -----    -------    --------
Balance September 30,
 1996...................  37,565,369 $187,827 $ 81,260  $684,756  $(66,026)  $(802)   $ 1,921    $888,936
                          ========== ======== ========  ========  ========   =====    =======    ========

                See accompanying notes to financial statements.

                                                                     SCHEDULE 4

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income............................................... $  95,954  $  87,056
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses..............................    22,638     17,063
  Provision for depreciation and amortization............    22,688     23,085
  Accretion of investment security discounts.............    (4,298)    (4,327)
  Amortization of investment security premiums...........     7,109     17,162
  Net gains on sales of investment securities (A)........    (2,708)    (2,004)
  Net decrease in trading account securities.............     1,152      4,791
  Decrease in interest receivable........................     4,280      7,431
  (Increase) decrease in interest payable................       180     (1,874)
  Other changes, net.....................................    11,946     12,452
                                                          ---------  ---------
    Net cash provided by operating activities............   158,941    160,835
                                                          ---------  ---------
INVESTING ACTIVITIES:
Cash received in acquisitions............................     6,200        --
Cash paid in sale of branches............................       --     (38,134)
Proceeds from sales of investment securities (A).........   389,065    546,664
Proceeds from maturities of investment securities (A)....   698,430    292,541
Purchases of investment securities (A)...................  (918,288)  (964,682)
Net decrease in federal funds sold and securities
 purchased under agreements to resell....................   242,095    180,212
Net increase in loans....................................  (480,307)   (99,820)
Purchases of premises and equipment......................   (21,161)   (19,512)
Sales of premises and equipment..........................     7,312      6,529
                                                          ---------  ---------
    Net cash used by investing activities................   (76,654)   (96,202)
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand,
 savings, and interest bearing demand deposits...........    54,897    (21,902)
Net decrease in time open and C.D.'s.....................   (25,472)   (80,182)
Net increase (decrease) in federal funds purchased and
 securities sold under agreements to repurchase..........   (49,119)    51,952
Repayment of long-term debt..............................    (3,952)      (369)
Purchases of treasury stock..............................   (67,323)   (70,325)
Exercise of stock options by employees...................       586      2,661
Cash dividends paid on common stock......................   (22,850)   (20,688)
                                                          ---------  ---------
    Net cash used by financing activities................  (113,233)  (138,853)
                                                          ---------  ---------
    Decrease in cash and cash equivalents................   (30,946)   (74,220)
Cash and cash equivalents at beginning of year...........   833,260    774,852
                                                          ---------  ---------
    Cash and cash equivalents at September 30............ $ 802,314  $ 700,632
                                                          =========  =========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Net cash payments of income taxes for the nine month period were $36,608,000 in 1997 and $50,398,000 in 1996. Interest paid on deposits and borrowings for the nine month period was $211,715,000 in 1997 and $213,614,000 in 1996.

                See accompanying notes to financial statements.

                                                                     SCHEDULE 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997

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

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses (in thousands):

                                                FOR THE THREE     FOR THE NINE
                                                 MONTHS ENDED     MONTHS ENDED
                                                 SEPTEMBER 30     SEPTEMBER 30
                                               ---------------- ----------------
                                                 1997    1996     1997    1996
                                               -------- ------- -------- -------
      Balance, beginning of period...........  $103,730 $98,667 $ 98,223 $98,537
                                               -------- ------- -------- -------
      Additions:
        Provision for loan losses............     7,807   6,082   22,638  17,063
        Allowance for loan losses of acquired
         banks...............................       954     --     4,275     --
                                               -------- ------- -------- -------
          Total additions....................     8,761   6,082   26,913  17,063
                                               -------- ------- -------- -------
      Deductions:
        Loan losses..........................     9,101   8,032   26,031  22,629
        Less recoveries on loans.............     2,095   1,649    6,380   5,395
                                               -------- ------- -------- -------
          Net loan losses....................     7,006   6,383   19,651  17,234
                                               -------- ------- -------- -------
      Balance, September 30..................  $105,485 $98,366 $105,485 $98,366
                                               ======== ======= ======== =======

  At September 30, 1997, non-performing assets were $47,613,000, which was .78% of total loans and .48% of total assets. This balance consisted of
$13,260,000 in loans not accruing interest, $33,261,000 in loans past due 90 days and still accruing interest, and $1,092,000 in foreclosed real estate.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at September 30, 1997 and December 31, 1996 (in thousands):

                                                       SEPTEMBER 30 December 31
                                                           1997        1996
                                                       ------------ -----------
      Available for sale:
        U.S. government and federal agency
         obligations..................................  $1,536,829  $1,717,945
        State and municipal obligations...............     104,747     101,293
        CMO's and asset-backed securities.............     845,434     703,515
        Other debt securities.........................      89,256     108,442
        Equity securities.............................      48,075      39,225
      Trading account securities......................       9,241      11,265
      Other non-marketable securities.................      41,463      39,830
                                                        ----------  ----------
          Total investment securities.................  $2,675,045  $2,721,515
                                                        ==========  ==========


4. INCOME PER COMMON SHARE

  Income per share data is based on the weighted average number of common shares and common equivalent shares outstanding during the interim periods. All per share data in this report has been restated to reflect the 5% stock dividend distributed on December 13, 1996.

5. ACQUISITION ACTIVITY

  On May 1, 1997, the Company acquired Shawnee Bank Shares, Inc., a one-bank holding company in the metropolitan Kansas City area with assets of $202 million. The acquisition was recorded as a stock transaction and accounted for as a pooling of interests. On September 1, 1997, the Company acquired CNB Bancorp, Inc. a one-bank holding company located in Independence, Kansas with $93 million in assets. The acquisition was a stock and cash transaction and accounted for by the purchase accounting method. These acquisitions have not had a material impact on the financial statements of the Company.

  The Company has signed a definitive agreement to merge with Pittsburg Bancshares, Inc., a one-bank holding company with assets of $120 million. Subject to regulatory and stockholder approvals, completion of the acquisition is expected in the first quarter of 1998. It is not expected to have a material impact on the financial statements of the Company.

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1996 Annual Report on Form 10-K. Results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of results to be attained for any other period.

                                                THREE MONTHS     NINE MONTHS
                                                    ENDED           ENDED
                                                SEPTEMBER 30    SEPTEMBER 30
                                                --------------  --------------
                                                 1997    1996    1997    1996
                                                ------  ------  ------  ------
PER SHARE DATA
  Net income................................... $  .91  $  .81  $ 2.55  $ 2.26
  Cash dividends...............................   .205    .181    .615    .543
  Book value...................................                  26.23   23.68
  Market price.................................                  58.88   37.14
SELECTED RATIOS
(Based on average balance sheets):
  Loans to deposits............................  72.00%  67.15%  70.20%  66.85%
  Non-interest bearing deposits to total
   deposits....................................  21.85   19.71   20.92   19.38
  Equity to loans..............................  15.95   16.59   16.31   16.75
  Equity to deposits...........................  11.49   11.14   11.45   11.20
  Equity to total assets.......................   9.71    9.48    9.72    9.49
  Return on total assets.......................   1.39    1.32    1.34    1.24
  Return on realized stockholders' equity......  14.62   13.95   13.99   13.30
  Return on total stockholders' equity.........  14.32   13.95   13.80   13.09
(Based on end-of-period data):
  Efficiency ratio.............................  60.29   60.72   60.29   61.75
  Tier I capital ratio.........................                  12.66   13.37
  Total capital ratio..........................                  13.78   14.52
  Leverage ratio...............................                   8.92    8.69

SUMMARY

  Consolidated net income for the first nine months of 1997 was $96.0 million; an $8.9 million or 10.2% increase over the first nine months of 1996. Earnings per share increased 12.8% to $2.55 for the first nine months of 1997 compared to $2.26 for the first nine months of 1996. Net interest income increased $21.8 million and non-interest income increased $14.7 million, partially offset by increases of $16.0 million in non-interest expense and $5.6 million in the provision for loan losses. Compared to the first nine months of 1996, non-interest income increased 12.7%, while non-interest expense grew at a rate of 6.7%.

  Third quarter net income was $34.2 million, a 10.9% increase over the third quarter of 1996. Earnings per share was $.91 for the third quarter of 1997, a 12.3% increase over $.81 earned in the third quarter of 1996. The third quarter saw a continuation of strong revenue growth, up 11.9% over third quarter 1996, which was fueled by strong loan demand, an increased net interest margin and solid advances in core accounts and fee income. Non-interest expense, which increased 9.5% over the third quarter of 1996, included significant investment in new product and systems development as well as higher incentive pay on new business. The return on assets was 1.39% and the return on equity was 14.32% for the third quarter of 1997.

  On May 1, 1997, the Company acquired Shawnee Bank Shares, Inc., a one-bank holding company with locations in the Kansas City metropolitan area and assets of approximately $202 million. The acquisition was recorded as a pooling of interests. CNB Bancorp, Inc., a one-bank holding company in Independence, Kansas, with approximately $93 million in assets, was acquired on September 1, 1997. It was recorded as a purchase transaction. Total consideration paid in these two transactions were cash of $4.3 million and treasury stock valued at $53.2 million. These acquisitions have not had a material impact on the financial statements of the Company.

  The Company has signed a definitive agreement to merge with Pittsburg Bancshares, Inc., a one-bank Kansas holding company. The bank has four locations and approximately $120 million in assets. Subject to regulatory and stockholder approvals, completion of the acquisition is expected in the first quarter of 1998. It is not expected to have a material impact on the financial statements of the Company.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                            SEPTEMBER 30, 1997 VS.     SEPTEMBER 30, 1997 VS.
                                     1996                       1996
                            -------------------------  -------------------------
                             CHANGE DUE TO              CHANGE DUE TO
                            ----------------           ----------------
                            AVERAGE  AVERAGE           AVERAGE  AVERAGE
                            VOLUME    RATE     TOTAL   VOLUME    RATE     TOTAL
                            -------  -------  -------  -------  -------  -------
                                            (IN THOUSANDS)
INTEREST INCOME, FULLY
 TAXABLE EQUIVALENT BASIS:
  Loans...................  $13,441  $1,143   $14,584  $25,713  $  (127) $25,586
  Investment securities:
    U.S. government and
     federal agency
     securities...........   (3,199)    577    (2,622)  (5,728)   1,307   (4,421)
    State and municipal
     obligations..........     (260)    (12)     (272)  (1,055)     (20)  (1,075)
    Other securities......    3,349     175     3,524    9,332      624    9,956
  Federal funds sold and
   securities purchased
   under agreements to
   resell.................   (2,996)    148    (2,848)  (8,916)     134   (8,782)
                            -------  ------   -------  -------  -------  -------
  Total interest income...   10,335   2,031    12,366   19,346    1,918   21,264
                            -------  ------   -------  -------  -------  -------
INTEREST EXPENSE:
  Deposits:
    Savings...............       74      27       101      (43)      70       27
    Interest bearing
     demand...............      799     857     1,656    5,190   (1,620)   3,570
    Time open & C.D.'s of
     less than $100,000...      139     193       332   (1,779)  (1,415)  (3,194)
    Time open & C.D.'s of
     $100,000 and over....     (105)    172        67     (772)     148     (624)
  Federal funds purchased
   and securities sold
   under agreements to
   repurchase.............      723     189       912     (126)     481      355
  Long-term debt and other
   borrowings.............      (86)      5       (81)    (132)      14     (118)
                            -------  ------   -------  -------  -------  -------
  Total interest expense..    1,544   1,443     2,987    2,338   (2,322)      16
                            -------  ------   -------  -------  -------  -------
  NET INTEREST INCOME,
   FULLY TAXABLE
   EQUIVALENT BASIS.......  $ 8,791  $  588   $ 9,379  $17,008  $ 4,240  $21,248
                            =======  ======   =======  =======  =======  =======

  Net interest income for the third quarter of 1997 was $101.1 million, a 10.4% increase over the third quarter of 1996, and for the first nine months was $292.8 million, an 8.1% increase over last year. For the quarter, the net interest rate margin was 4.61% compared with 4.41% last year, while the nine month margin was 4.58% in 1997 and 4.37% in 1996.

  Total interest income increased $12.5 million, or 7.8%, over the third quarter of 1996, mainly due to an increase of $640.8 million in average loan balances. Partially offsetting this increase was a decline of $219.7 million in average balances invested in short-term investments in federal funds sold and resell agreements. Funds in the investment securities portfolio were shifted from U.S. government and federal agencies to higher-yielding CMO's and asset-backed securities. The average tax equivalent yield on interest earning assets was 7.90% for the third quarter of 1997 compared to 7.73% last year.

  Compared to the first nine months of 1996, total interest income increased $21.9 million, or 4.5%. A $398.2 million increase in average loan balances contributed $25.7 million of the increase. Other factors included an increase in average balances invested in and rates earned on investment securities, offset by a decrease in average balances invested in federal funds sold and resell agreements.

  Total interest expense (net of capitalized interest) increased $3.0 million, or 4.3%, compared to the third quarter of 1996 due mainly to higher average balances and rates paid on interest bearing demand deposits and higher average borrowings of federal funds purchased and repurchase agreements. The average cost of funds was 4.15% for the third quarter of 1997 and 4.09% for the third quarter of 1996.

  Total interest expense was virtually unchanged in the first nine months of 1997 compared to 1996. Higher average interest bearing demand deposits were offset by lower certificates of deposit and lower rates paid. Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first nine months of 1997 increased 2.5% compared to the same period last year. Core deposits supported 93% of average earning assets in 1997.

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

                                                        SEPTEMBER 30 DECEMBER 31
                                                            1997        1996
                                                        ------------ -----------
                                                             (IN THOUSANDS)
      Non-accrual loans................................   $13,260      $13,945
      Past due 90 days and still accruing interest.....    33,261       24,806
                                                          -------      -------
      Total impaired loans.............................    46,521       38,751
      Foreclosed real estate...........................     1,092        1,136
                                                          -------      -------
        Total non-performing assets....................   $47,613      $39,887
                                                          =======      =======
      Non-performing assets to total loans.............       .78%         .73%
      Non-performing assets to total assets............       .48%         .41%

  The level of non-performing assets increased 19% over year end 1996 totals. Non-accrual loans at September 30, 1997 consisted mainly of business loans ($6.2 million), business real estate loans ($3.3 million) and construction and land development loans ($2.3 million). Loans which were 90 or more days past due included credit card loans of $7.0 million, business loans of $9.2 million and business real estate loans of $8.2 million.

  The subsidiary banks issue Visa and MasterCard credit cards, and the balance of these consumer loans generated through credit card sales drafts and cash advances was $522.8 million at September 30, 1997. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $16.5 million, or 3.1% of credit card loans at September 30, 1997. The annualized charge-off ratio for credit card loans was 3.84% for the first nine months of 1997 compared to 2.78% for the first nine months of 1996. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

PROVISION/ALLOWANCE FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. As a result of these factors, the provision for loan losses increased $5.6 million compared to the first nine months of 1996, increased $1.7 million compared to the third quarter of 1996 and increased $514 thousand over the second quarter of 1997. The allowance for loan losses as a percentage of loans outstanding was 1.73% at September 30, 1997, compared to 1.79% at year-end 1996 and 1.82% at September 30, 1996. The allowance at September 30, 1997 was 222% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $19.7 million for the first nine months of 1997 compared to $17.2 million for the first nine months of 1996. Net charge-offs were $7.0 million for the third quarter of 1997 compared to $6.4 million for the third quarter of 1996 and $6.8 million for the second quarter of 1997. Net annualized charge-offs were .47% of average loans for the third quarter of 1997 compared to .48% for the second quarter of 1997 and .47% for the entire year of 1996.

NON-INTEREST INCOME

                            THREE MONTHS ENDED          NINE MONTHS ENDED
                               SEPTEMBER 30                SEPTEMBER 30
                         -------------------------- ----------------------------
                          1997     1996    % CHANGE   1997      1996    % CHANGE
                         -------  -------  -------- --------  --------  --------
                                       (DOLLARS IN THOUSANDS)
Trust fees.............. $10,508  $ 9,066    15.9%  $ 29,998  $ 26,482    13.3%
Deposit account charges
 and other fees.........  14,520   14,409      .8     42,463    40,621     4.5
Credit card transaction
 fees...................   7,628    6,312    20.8     20,886    18,358    13.8
Trading account profits
 and commissions........   1,808    1,316    37.4      5,395     4,474    20.6
Net gains on securities
 transactions...........   2,386       90     N/M      2,708     2,004    35.1
Other...................   9,837    9,256     6.3     29,185    23,966    21.8
                         -------  -------           --------  --------
  TOTAL NON-INTEREST
   INCOME............... $46,687  $40,449    15.4   $130,635  $115,905    12.7
                         =======  =======           ========  ========
As a % of operating
 income (net interest
 income plus non-
 interest income).......    31.6%    30.6%              30.9%     30.0%
                         =======  =======           ========  ========

  Non-interest income rose 12.7% from last year and 15.4% from the third quarter of last year. Trust fees increased $3.5 million over the nine months of 1996 and $1.4 million over the third quarter of 1996, largely due to increases in the value of assets managed. Credit card transaction fees increased $2.5 million for the year and $1.3 million for the quarter due to increases in both merchant income and cardholder volume. Sales of equity securities by the Parent and a venture capital subsidiary resulted in the quarterly increase of $2.3 million in gains on securities transactions. Other income increased $5.2 million over the first nine months of 1996 due to an increase in gains on loan sales of $2.7 million and various types of fee income growth, including non-customer ATM fees, brokerage related commissions and fees and cash management income.

NON-INTEREST EXPENSE

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30              SEPTEMBER 30
                             ------------------------ --------------------------
                              1997    1996   % CHANGE   1997     1996   % CHANGE
                             ------- ------- -------- -------- -------- --------
                                           (DOLLARS IN THOUSANDS)
Salaries and employee
 benefits..................  $45,818 $40,971   11.8%  $132,524 $123,282    7.5%
Net occupancy..............    5,742   5,619    2.2     16,185   16,272    (.5)
Equipment..................    4,118   3,648   12.9     12,196   11,086   10.0
Supplies and communication.    6,276   6,274    --      18,901   18,607    1.6
Data processing............    6,341   5,227   21.3     17,830   15,394   15.8
Marketing..................    3,559   3,415    4.2      9,539    9,469     .7
Goodwill and core deposit..    2,444   2,846  (14.1)     7,273    8,602  (15.4)
Other......................   13,346  12,077   10.5     39,203   34,938   12.2
                             ------- -------          -------- --------
  TOTAL NON-INTEREST
   EXPENSE.................  $87,644 $80,077    9.4   $253,651 $237,650    6.7
                             ======= =======          ======== ========

  Non-interest expense rose $16.0 million, or 6.7%, from a year ago and $7.6 million, or 9.4%, compared to the third quarter of 1996. Salaries and employee benefits increased $9.2 million over the first nine months of 1997 and increased $4.8 million over the third quarter of 1996. Incentive compensation on new business contributed to the salary increases. Additional service contract expense and depreciation on data processing and ATM equipment contributed to the increase in equipment expense. Purchases of data processing and ATM equipment, net of sales and retirements, amounted to $10.3 million in the twelve month period ending September 30, 1997. Data processing expense increased mainly in the area of credit card processing. Goodwill and core deposit premium amortization decreases resulted because accelerated amortization methods expensed a greater proportionate amount in early periods compared to later periods. The increases in other expense in 1997 compared to the 1996 periods included increases in professional fees, software expense and amortization, and provisions for non-marketable equity security losses. These additional expenses were partially offset by decreases in FDIC insurance expense and expenses relating to other real estate. The efficiency ratio was 60.29% in the third quarter of 1997 compared to 60.72% in the third quarter of 1996 and 59.86% in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $91.3 million at September 30, 1997 compared to $108.9 million at December 31, 1996. Included in the fair values were unrealized net gains of $20.2 million at September 30, 1997 and $14.6 million at December 31, 1996. The Parent's liabilities totaled $33.4 million at September 30, 1997, compared to $12.6 million at December 31, 1996. Liabilities at September 30, 1997 included $19.3 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1997. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.66 billion at September 30, 1997 and $2.94 billion at December 31, 1996. The available for sale bank portfolio included an unrealized net gain in fair value of $16.3 million at September 30, 1997 compared to an unrealized net gain of $12.0 million at December 31, 1996. U.S. government and federal agency securities comprised 61% and CMO's and asset-backed securities comprised 34% of the banking subsidiaries' available for sale portfolio at September 30, 1997.

  In February 1997, the Board of Directors announced a reauthorization of its two million share repurchase program. At September 30, 1997, the Company had acquired 1,229,904 shares under the new authorization. At its October meeting, the Board of Directors declared the fourth consecutive annual 5 percent stock dividend, to be distributed to shareholders on December 12, 1997.

  The Company had an equity to asset ratio of 9.72% based on 1997 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                                    SEPTEMBER 30 DECEMBER 31
                                                        1997        1996
                                                    ------------ -----------
                                                     (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets.........................  $6,797,499  $6,283,359
      Tier I Capital...............................     860,796     820,609
      Total Capital................................     936,961     892,177
      Tier I Capital Ratio.........................       12.66%      13.06%
      Total Capital Ratio..........................       13.78%      14.20%
      Leverage Ratio...............................        8.92%       8.84%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $802.3 million at September 30, 1997, a decrease of $30.9 million from December 31, 1996. Contributing to the net cash outflow were a $480.3 million increase in loans, net of repayments, treasury stock purchases of $67.3 million and cash dividends of $22.9 million. Partially offsetting these net outflows were a $242.1 million net decrease in investments in federal funds sold and resell agreements, $169.2 million in maturities and sales of investment securities, net of purchases, and $158.9 million generated from operating activities. Total assets increased $316.1 million and core deposits increased $288.4 million over December 31, 1996.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.48 billion, standby letters of credit totaled $152.2 million, and commercial letters of credit totaled $31.6 million at September 30, 1997. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $166.8 million at September 30, 1997. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $4.0 million at September 30, 1997. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

IMPACT OF ACCOUNTING STANDARDS

  In January 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for the provisions that became effective at that date. The adoption did not have a material effect on the Company's financial statements. Also, in December 1996, the Financial Accounting Standards Board issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FAS Statement 125", which deferred to January 1, 1998 certain provisions of Statement No. 125. The adoption of Statement No. 127 is not expected to have a material effect on the Company's financial statements.

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

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                 NINE MONTHS 1997                NINE MONTHS 1996
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $1,782,825  $105,850    7.94%   $1,679,242  $ 99,356    7.90%
 Construction and
  development...........     242,912    15,643    8.61       168,404    11,027    8.75
 Real estate--business..     803,068    51,468    8.57       709,032    45,755    8.62
 Real estate--personal..   1,045,829    61,747    7.89       985,649    57,969    7.86
 Personal banking.......   1,292,420    83,243    8.61     1,253,995    81,473    8.68
 Credit card............     532,202    53,183   13.36       504,691    49,968   13.23
                          ----------  --------   -----    ----------  --------   -----
   Total loans..........   5,699,256   371,134    8.71     5,301,013   345,548    8.71
                          ----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........   1,641,828    76,786    6.25     1,766,554    81,207    6.14
 State & municipal
  obligations (A).......      99,752     5,854    7.85       117,649     6,929    7.87
 CMO's and asset-backed
  securities............     772,528    36,513    6.32       648,127    30,462    6.28
 Trading account
  securities............       7,843       316    5.38         6,125       208    4.54
 Other marketable
  securities (A)........     110,901     4,981    6.00        45,299     2,252    6.64
 Other non-marketable
  securities............      43,140     1,902    5.89        35,721       834    3.12
                          ----------  --------   -----    ----------  --------   -----
   Total investment
    securities..........   2,675,992   126,352    6.31     2,619,475   121,892    6.22
                          ----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     252,418    10,410    5.51       472,554    19,192    5.42
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    earning assets .....   8,627,666   507,896    7.87     8,393,042   486,632    7.75
                                      --------   -----                --------   -----
Less allowance for loan
 losses.................    (101,152)                        (98,490)
Unrealized gain on
 investment securities..      19,925                          22,239
Cash and due from banks.     621,282                         632,272
Land, buildings and
 equipment--net.........     212,912                         208,819
Other assets............     185,436                         197,889
                          ----------                      ----------
   Total assets.........  $9,566,069                      $9,355,771
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  300,177     5,442    2.42    $  302,599     5,415    2.39
 Interest bearing
  demand................   3,754,341    94,316    3.36     3,650,900    90,746    3.32
 Time open & C.D.'s of
  less than $100,000....   2,158,266    87,083    5.39     2,211,055    90,277    5.45
 Time open & C.D.'s of
  $100,000 and over.....     207,169     8,269    5.34       228,950     8,893    5.19
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing deposits ...   6,419,953   195,110    4.06     6,393,504   195,331    4.08
                          ----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     444,607    16,305    4.90       445,091    15,950    4.79
 Long-term debt and
  other borrowings .....      12,290       674    7.33        14,764       792    7.16
                          ----------  --------   -----    ----------  --------   -----
   Total borrowings.....     456,897    16,979    4.97       459,855    16,742    4.86
                          ----------  --------   -----    ----------  --------   -----
   Total interest
    bearing liabilities.   6,876,850   212,089    4.12%    6,853,359   212,073    4.13%
                                      --------   -----                --------   -----
Non-interest bearing
 demand deposits........   1,698,485                       1,536,578
Other liabilities.......      61,198                          77,752
Stockholders' equity....     929,536                         888,082
                          ----------                      ----------
   Total liabilities and
    equity..............  $9,566,069                      $9,355,771
                          ==========                      ==========
Net interest margin
 (T/E)..................              $295,807                        $274,559
                                      ========                        ========
Net yield on interest
 earning assets.........                          4.58%                           4.37%
                                                 =====                           =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                THIRD QUARTER 1997              THIRD QUARTER 1996
                          ------------------------------- -------------------------------
                                      INTEREST AVG. RATES             INTEREST AVG. RATES
                           AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          ----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $1,869,426  $ 37,362    7.93%   $1,669,718  $33,130     7.89%
 Construction and
  development...........     304,273     6,621    8.63       164,337    3,565     8.63
 Real estate--business..     841,965    18,126    8.54       723,412   15,607     8.58
 Real estate--personal..   1,078,175    21,388    7.87       985,396   19,152     7.73
 Personal banking.......   1,324,392    28,539    8.55     1,243,795   26,934     8.61
 Credit card............     526,070    17,962   13.55       516,869   17,026    13.10
                          ----------  --------   -----    ----------  -------    -----
   Total loans..........   5,944,301   129,998    8.68     5,303,527  115,414     8.66
                          ----------  --------   -----    ----------  -------    -----
Investment securities:
 U.S. government &
  federal agency........   1,589,310    25,041    6.25     1,796,376   27,663     6.13
 State & municipal
  obligations (A).......     101,318     1,952    7.64       114,666    2,224     7.72
 CMO's and asset-backed
  securities............     824,154    13,069    6.29       663,732   10,357     6.21
 Trading account
  securities............       9,667       136    5.58         3,624        7      .77
 Other marketable
  securities (A)........     100,974     1,500    5.89        53,414      853     6.35
 Other non-marketable
  securities............      43,126       616    5.67        38,773      580     5.95
                          ----------  --------   -----    ----------  -------    -----
   Total investment
    securities..........   2,668,549    42,314    6.29     2,670,585   41,684     6.21
                          ----------  --------   -----    ----------  -------    -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     165,849     2,398    5.74       385,594    5,246     5.41
                          ----------  --------   -----    ----------  -------    -----
   Total interest
    earning assets......   8,778,699   174,710    7.90     8,359,706  162,344     7.73
                                      --------   -----                -------    -----
Less allowance for loan
 losses.................    (103,517)                        (98,197)
Unrealized gain on
 investment securities..      32,711                             350
Cash and due from banks.     661,212                         623,676
Land, buildings and
 equipment--net.........     214,681                         208,241
Other assets............     183,429                         189,337
                          ----------                      ----------
   Total assets.........  $9,767,215                      $9,283,113
                          ==========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $  308,472     1,893    2.43    $  296,312    1,792     2.41
 Interest bearing
  demand................   3,746,843    31,889    3.38     3,650,512   30,233     3.29
 Time open & C.D.'s of
  less than $100,000....   2,184,602    29,743    5.40     2,174,378   29,411     5.38
 Time open & C.D.'s of
  $100,000 and over.....     212,270     2,915    5.45       220,355    2,848     5.14
                          ----------  --------   -----    ----------  -------    -----
   Total interest
    bearing deposits....   6,452,187    66,440    4.09     6,341,557   64,284     4.03
                          ----------  --------   -----    ----------  -------    -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............     484,712     6,014    4.92       424,679    5,102     4.78
 Long-term debt and
  other borrowings......      10,305       190    7.31        15,059      271     7.16
                          ----------  --------   -----    ----------  -------    -----
   Total borrowings.....     495,017     6,204    4.97       439,738    5,373     4.86
                          ----------  --------   -----    ----------  -------    -----
   Total interest
    bearing liabilities.   6,947,204    72,644    4.15%    6,781,295   69,657     4.09%
                                      --------   -----                -------    -----
Non-interest bearing
 demand deposits........   1,804,323                       1,556,370
Other liabilities.......      67,308                          65,481
Stockholders' equity....     948,380                         879,967
                          ----------                      ----------
 Total liabilities and
  equity................  $9,767,215                      $9,283,113
                          ==========                      ==========
Net interest margin
 (T/E)..................              $102,066                        $92,687
                                      ========                        =======
Net yield on interest
 earning assets.........                          4.61%                           4.41%
                                                 =====                           =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.