Form 10-K
period 1997-12-31
COMMERCE BANCSHARES INC /MO/
filed 1998-03-13
CIK 22356

-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 0-2989

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

                           $5 PAR VALUE COMMON STOCK

                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X     No
                                                   ---       ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

  As of February 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,396,000,000.

  As of February 20, 1998, there were 38,510,451 shares of Registrant's $5 Par Value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

-------------------------------------------------------------------------------
The Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated in Part I, Part II, and Part IV of the Form 10-K.

Portions of the definitive proxy statement with respect to the annual meeting of shareholders to be held on April 15, 1998, are incorporated in Part III.

-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Commerce Bancshares, Inc. (the "Company"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns or controls substantially all of the outstanding capital stock of one national banking association located in Missouri, one national banking association located in Illinois, three national banking associations in Kansas, and a credit card bank which is located in Nebraska and is limited in its activities to the issuance of credit cards. The Company also owns directly several non-banking subsidiaries which are engaged in owning real estate which is leased to the Company's banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (all such insurance relating to extensions of credit made by the banking subsidiaries), providing venture capital through both a small business investment corporation as well as a venture capital limited partnership (in which the Company has a 50% interest and which is managed by the Company), and mortgage banking. The Company also owns second tier holding companies which are the direct owners of several of the above mentioned banks. The results of operations of each of the non-banking subsidiaries of the Company are insignificant and do not materially affect the results of operation of the Company.

  As reflected on pages 28 through 31 of the 1997 Annual Report to Shareholders, the loan portfolio of the Company is well diversified. It does, however, contain certain risks as discussed on pages 31 through 32. The Company is operating in a multi-state environment that consists of a profitable blend of commercial, real estate, and consumer lending activities.

  The Company is the second largest Missouri-based bank holding company in terms of deposit market share. The banking subsidiary of the Company with locations in Missouri regional markets (which comprise approximately 81% of the banking assets of the Company) competes with approximately 500 Missouri banks, together with savings and loans and other financial institutions. The Illinois and Kansas subsidiary banks encounter the same or similar competition in their markets where over 900 Illinois banks and over 500 Kansas banks operate. In addition, the three states are served by numerous savings associations, credit unions, finance companies, and other financial intermediaries offering similar products to the customer base.

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

  As discussed on page 47 of the 1997 Annual Report to Shareholders, the Company completed the acquisitions of two Kansas banks in 1997 and a third Kansas bank effective March 1, 1998.

  During 1997, the Company continued to merge its subsidiary bank charters in an effort to improve customer service and minimize operating overhead. Commerce Bank, N.A. (Wichita, KS) was merged into Commerce Bank, N.A. (Hays,
KS) and the main location of the surviving bank was changed to Wichita, KS. Commerce Bank, N.A. (Clayton, MO) was merged into Commerce Bank, N.A. (Kansas City, MO), with the surviving bank designated as Commerce Bank, N.A. (Missouri).

  The Company and its subsidiaries employed 4,497 persons on a full-time basis and 784 persons on a part-time basis at December 31, 1997.

  The information required under the caption "Statistical Disclosure by Bank Holding Companies" is included in the "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the "Notes to Financial Statements" sections of the 1997 Annual Report to Shareholders as indicated below and is hereby incorporated by reference. The following schedule reflects the page number of the Annual Report where the various captioned information is shown.

                                                                           ANNUAL REPORT
                                                                               PAGE
                                                                           -------------
        I. Distribution of Assets, Liabilities and Stockholders' Equity;
            Interest Rates and Interest Differential                         23, 38-41
       II. Investment Portfolio                                                 32, 49
      III. Loan Portfolio
           Types of Loans                                                           28
           Maturities and Sensitivities of Loans
            to Changes in Interest Rates                                            28
           Risk Elements                                                         31-32
       IV. Summary of Loan Loss Experience                                       24-26
        V. Deposits                                                          36, 38-39
       VI. Return on Equity and Assets                                              22
      VII. Short-Term Borrowings                                                    50

ITEM 2. PROPERTIES

  The larger banking subsidiaries maintain their main offices in various buildings listed below. These are owned by the banking subsidiary or a subsidiary. The banks lease unoccupied premises to the public. The buildings are located in the downtown areas of the cities they serve.

                                             NET RENTABLE  % OCCUPIED % OCCUPIED
      BUILDING                              SQUARE FOOTAGE  IN TOTAL   BY BANK
      --------                              -------------- ---------- ----------
      922 Walnut
      Kansas City, MO......................    205,000         84%        57%
      1000 Walnut
      Kansas City, MO......................    384,000         93         30
      720 Main
      Kansas City, MO......................    180,000         98         85
      8000 Forsyth
      Clayton, MO..........................    197,000         94         86
      416 Main
      Peoria, IL...........................    224,000         80         25
      150 N. Main
      Wichita, KS..........................    191,000         82         55

  The main offices of the other subsidiary banks and branch locations are owned by the respective bank with the exception of Commerce Bank of Omaha, N.A., which leases its main office. Additionally, a number of branch locations are located in leased premises, including retail, convenience and grocery stores.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this item is set forth under the caption "Commitments and Contingencies" on page 58 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, and is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an executive officer.

        NAME AND AGE                      POSITIONS WITH REGISTRANT

Jeffery D. Aberdeen, 44        Controller of the Company since December, 1995.
                               Assistant Controller of the Company and
                               Controller of Commerce Bank, N.A. (Kansas City,
                               MO), a former subsidiary of the Company, prior thereto.

Andrew F. Anderson, 46         Chairman of the Board, President and Chief
                               Executive Officer of Commerce Bank, N.A.
                               (Illinois), a subsidiary of the Company, since
                               August, 1995. President and Chief Executive
                               Officer of The Peoples Bank of Bloomington, IL prior thereto.

John O. Brown, 64              Vice Chairman of the Company and Commerce Bank,
                               N.A. (Missouri), a subsidiary of the Company, since February, 1995. Chairman of the Board of Commerce Bank, N.A. (Kansas City, MO) prior thereto.

A. Bayard Clark, 52            Chief Financial Officer, Executive Vice
                               President and Treasurer of the Company since
                               December, 1995. Executive Vice President of the
                               Company prior thereto.

Robert A. Hammerschmidt, Jr.,  Executive Vice President of Commerce Bank, N.A.
46 (Missouri) since July, 1996. President and Chief Executive Officer of Commerce Bank, N.A. (Columbia, MO), a former subsidiary of the Company, prior thereto.

David W. Kemper, 47            Chairman of the Board of Directors of the
                               Company since November, 1991, Chief Executive
                               Officer of the Company since June, 1986, and President of the Company since April, 1982.
                               Chairman of the Board and President of Commerce
                               Bank, N.A. (Missouri). He is the son of James
                               M. Kemper, Jr. (a former Director and former
                               Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 44         Vice Chairman of the Company since November,
                               1991 and Vice Chairman of Commerce Bank, N.A.
                               (Missouri) since December, 1997. Prior thereto, he was Chairman of the Board and Chief
                               Executive Officer from February, 1995 and
                               President from July, 1996 of Commerce Bank,
                               N.A. (Kansas City, MO). President and Chief
                               Executive Officer of Commerce Bank, N.A.
                               (Kansas City, MO) prior thereto. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the
                               Company.

Charles G. Kim, 37             Executive Vice President of the Company since
                               April, 1995. Prior thereto, he was Senior Vice
                               President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company, from April, 1993. Vice President of Commerce Bank, N.A.
                               (Clayton, MO) prior thereto.

Seth M. Leadbeater, 47         Executive Vice President of Commerce Bank, N.A.
                               (Missouri) since December, 1997. Prior thereto, he was President of Commerce Bank, N.A.
                               (Clayton, MO) from October, 1992. Prior
                               thereto, he was Executive Vice President of Commerce Bank, N.A. (Clayton, MO) from April,
                               1991. Executive Vice President of Commerce
                               Bank, N.A. (Kansas City, MO) prior thereto.

Peter F. Mackie, 57            Vice President of the Company and Executive
                               Vice President of Commerce Bank, N.A.
                               (Missouri).

Robert C. Matthews, Jr., 50    Executive Vice President of the Company since
                               December, 1989.

Michael J. Petrie, 41          Senior Vice President of the Company since
                               April, 1995. Prior thereto, he was Vice
                               President of the Company from April, 1993.
                               Prior thereto, he was Vice President of
                               Commerce Bank, N.A. (Kansas City, MO).

William A. Sullins, Jr., 59    Vice Chairman of the Company since August,
                               1992. Vice Chairman of Commerce Bank, N.A.
                               (Clayton, MO) prior thereto.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

  The information required by this item is set forth on page 21 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item is set forth on page 22 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, and is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth on pages 22 through 41 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, and is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is set forth on pages 42 through 62 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, and is hereby incorporated by reference.

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

  10--Material Contracts (Each of the following is a management contract or compensatory plan arrangement.):

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

  (e) Copy of Supplemental Retirement Income Plan established by Commerce Bancshares, Inc. for James M. Kemper, Jr. was filed in annual report on Form 10-K dated March 6, 1992, and the same is hereby incorporated by reference.

  (f) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

  (g) Commerce Executive Retirement Plan was filed in annual report on Form 10-K dated March 8, 1996, and the same is hereby incorporated by reference.

  (h) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

  (i) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

  13--Annual Report to Security Holders

  21--Subsidiaries of the Registrant

  23--Independent Accountants' Consent

  24--Powers of Attorney (in the following form):

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby appoint J. Daniel Stinnett and Jeffery D. Aberdeen, or either of them, attorney for the undersigned to sign the Annual Report on Form 10-K of Commerce Bancshares, Inc., for the fiscal year ended December 31, 1997, together with any and all amendments which might be required from time to time with respect thereto, to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, with respect to Commerce Bancshares, Inc., with full power and authority in either of said attorneys to do and perform in the name of and on behalf of the undersigned every act whatsoever necessary or desirable to be done in the premises as fully and to all intents and purposes as the undersigned might or could do in person.

    IN WITNESS WHEREOF, the undersigned have executed these presents this 6th day of February, 1998.

    Signed by the following directors:

    Messrs. Giorgio Balzer; Fred L. Brown; James B. Hebenstreit; David W. Kemper; Jonathan M. Kemper; Terry O. Meek; Benjamin F. Rassieur III; L. W. Stolzer, Andrew C. Taylor; and Robert H. West.

  27--Financial Data Schedule

(b) Reports on Form 8-K:

  No report on Form 8-K was filed during the last quarter of 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 11th day of March, 1998.

                                          COMMERCE BANCSHARES, INC.

                                              /s/J. Daniel Stinnett
                                          By: _____________________
                                              J. Daniel Stinnett
                                              Vice President and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 1998.

                                          /s/Jeffery D. Aberdeen
                                          -------------------------
                                          Jeffery D. Aberdeen
                                          Controller
                                          (Chief Accounting Officer)

                                          /s/A. Bayard Clark
                                          -------------------------
                                          A. Bayard Clark
                                          Chief Financial Officer


David W. Kemper                    )
    (Chief Executive Officer)      )
Giorgio Balzer                     )
Fred L. Brown                      )
James B. Hebenstreit               )
Jonathan M. Kemper                 }          A majority of the
James M. Kemper, Jr.               )          Board of Directors*
Terry O. Meek                      )
Benjamin F. Rassieur III           )
L. W. Stolzer                      )
Andrew C. Taylor                   )
Robert H. West                     )

--------

*David W. Kemper, Director and Chief Executive Officer, and the other
 Directors of Registrant listed, executed a power of attorney authorizing J. Daniel Stinnett, their attorney-in-fact, to sign this report on their behalf.

                                          /s/J. Daniel Stinnett
                                          -------------------------
                                          J. Daniel Stinnett, Attorney-in-Fact

                              INDEX TO EXHIBITS

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

10--Material Contracts (Each of the following is a management contract or compensatory plan arrangement.):

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

(e) Copy of Supplemental Retirement Income Plan established by Commerce Bancshares, Inc. for James M. Kemper, Jr. was filed in annual report on Form 10-K dated March 6, 1992, and the same is hereby incorporated by reference.

(f) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

(g) Commerce Executive Retirement Plan was filed in annual report on Form 10-K dated March 8, 1996, and the same is hereby incorporated by reference.

(h) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996 and the same is hereby incorporated by reference.

(i) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

13--Annual Report to Security Holders

21--Subsidiaries of the Registrant

23--Independent Accountants' Consent

24--Powers of Attorney

27--Financial Data Schedule