Form 10-Q
period 1998-03-31
COMMERCE BANCSHARES INC /MO/
filed 1998-05-12
CIK 22356

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                      X
                Yes-------                   No -------

  As of May 6, 1998, the registrant had outstanding 58,538,539 shares of its $5 par value common stock, registrant's only class of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of March 31, 1998 and December 31, 1997 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

                          PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.


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

Date: May 11, 1998

                                                /s/ Jeffery D. Aberdeen
                                          By __________________________________
                                                    Jeffery D. Aberdeen
                                                        Controller
                                                (Chief Accounting Officer)

Date: May 11, 1998

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31    December 31
                                                         1998         1997
                                                      -----------  -----------
                                                      (UNAUDITED)
                                                          (IN THOUSANDS)
ASSETS
Loans, net of unearned income........................ $ 6,424,884  $ 6,224,381
Allowance for loan losses............................    (108,569)    (105,918)
                                                      -----------  -----------
    NET LOANS........................................   6,316,315    6,118,463
                                                      -----------  -----------
Investment securities:
  Available for sale.................................   2,610,903    2,614,040
  Trading account....................................      11,147        6,477
  Other non-marketable...............................      28,869       44,414
                                                      -----------  -----------
    TOTAL INVESTMENT SECURITIES......................   2,650,919    2,664,931
                                                      -----------  -----------
Federal funds sold and securities purchased under
 agreements to resell................................     179,696      132,980
Cash and due from banks..............................     740,392      978,239
Land, buildings and equipment, net...................     216,513      214,209
Goodwill and core deposit premium, net...............      83,082       85,377
Customers' acceptance liability......................         817          900
Other assets.........................................     179,384      111,842
                                                      -----------  -----------
    TOTAL ASSETS..................................... $10,367,118  $10,306,941
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand........................ $ 1,946,549  $ 2,124,828
  Savings and interest bearing demand................   4,322,128    4,209,141
  Time open and C.D.'s of less than $100,000.........   2,187,871    2,150,719
  Time open and C.D.'s of $100,000 and over..........     243,117      215,890
                                                      -----------  -----------
    TOTAL DEPOSITS...................................   8,699,665    8,700,578
Federal funds purchased and securities sold under
 agreements to repurchase............................     505,071      512,558
Long-term debt and other borrowings..................       6,996        7,207
Accrued interest, taxes and other liabilities........     128,973      104,914
Acceptances outstanding..............................         817          900
                                                      -----------  -----------
    TOTAL LIABILITIES................................   9,341,522    9,326,157
                                                      -----------  -----------
Stockholders' equity:
  Preferred stock, $1 par value.
   Authorized and unissued 2,000,000 shares..........         --           --
  Common stock, $5 par value.
   Authorized 80,000,000 shares, issued 58,645,813
   shares in 1998 and 58,285,813 shares in 1997......     293,229      291,429
  Capital surplus....................................      36,359       48,704
  Retained earnings..................................     660,029      626,387
  Treasury stock of 155,897 shares in 1998
   and 315,894 shares in 1997, at cost...............      (6,973)     (14,252)
  Unearned employee benefits.........................      (1,044)        (601)
  Unrealized securities gains, net...................      43,996       29,117
                                                      -----------  -----------
    TOTAL STOCKHOLDERS' EQUITY.......................   1,025,596      980,784
                                                      -----------  -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....... $10,367,118  $10,306,941
                                                      ===========  ===========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        FOR THE THREE
                                                        MONTHS ENDED
                                                          MARCH 31
                                                      -----------------
                                                        1998     1997
                                                      -------- --------
                                                         (UNAUDITED)
                                                   (IN THOUSANDS, EXCEPT PER
                                                          SHARE DATA)
INTEREST INCOME
Interest and fees on loans........................... $134,320 $117,314
Interest on investment securities....................   39,188   40,721
Interest on federal funds sold and securities
 purchased under agreements to resell................    4,045    4,777
                                                      -------- --------
    TOTAL INTEREST INCOME............................  177,553  162,812
                                                      -------- --------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand................   34,823   32,668
  Time open and C.D.'s of less than $100,000.........   28,979   28,211
  Time open and C.D.'s of $100,000 and over..........    3,106    2,632
Interest on federal funds purchased and securities
 sold under agreements to repurchase.................    6,464    5,279
Interest on long-term debt and other borrowings......      107      235
                                                      -------- --------
    TOTAL INTEREST EXPENSE...........................   73,479   69,025
                                                      -------- --------
    NET INTEREST INCOME..............................  104,074   93,787
Provision for loan losses............................   10,716    7,538
                                                      -------- --------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN
     LOSSES..........................................   93,358   86,249
                                                      -------- --------
NON-INTEREST INCOME
Trust fees...........................................   11,653    9,552
Deposit account charges and other fees...............   14,389   13,300
Credit card transaction fees.........................    7,095    6,283
Trading account profits and commissions..............    2,281    1,866
Net gains on securities transactions.................    1,421      146
Other................................................   13,120   10,416
                                                      -------- --------
    TOTAL NON-INTEREST INCOME........................   49,959   41,563
                                                      -------- --------
NON-INTEREST EXPENSE
Salaries and employee benefits.......................   48,506   42,998
Net occupancy........................................    5,293    5,478
Equipment............................................    4,266    3,954
Supplies and communication...........................    7,098    6,383
Data processing......................................    6,937    5,539
Marketing............................................    2,759    2,530
Goodwill and core deposit............................    2,296    2,414
Other................................................   13,266   12,818
                                                      -------- --------
    TOTAL NON-INTEREST EXPENSE.......................   90,421   82,114
                                                      -------- --------
Income before income taxes...........................   52,896   45,698
Less income taxes....................................   18,413   16,299
                                                      -------- --------
    NET INCOME....................................... $ 34,483 $ 29,399
                                                      ======== ========
Net income per share--basic.......................... $    .59 $    .50
                                                      ======== ========
Net income per share--diluted........................ $    .58 $    .50
                                                      ======== ========
Cash dividends per common share...................... $   .145 $   .130
                                                      ======== ========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          NUMBER OF                                         UNEARNED  UNREALIZED
                            SHARES    COMMON  CAPITAL   RETAINED  TREASURY  EMPLOYEE  SECURITIES
                            ISSUED    STOCK   SURPLUS   EARNINGS   STOCK    BENEFITS  GAINS, NET   TOTAL
                          ---------- -------- --------  --------  --------  --------  ---------- ----------
                                                           (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1998
 .......................  58,285,813 $291,429 $ 48,704  $626,387  $(14,252) $  (601)   $ 29,117  $  980,784
 Net income.............                                  34,483                                     34,483
 Change in unrealized
  securities gains, net.                                                                 14,740      14,740
 Pooling acquisition....     360,000    1,800  (11,346)    7,639    16,101                  139      14,333
 Purchase of treasury
  stock.................                                           (11,504)                         (11,504)
 Sales under option and
  benefit plans.........                        (1,010)              2,190                            1,180
 Issuance of stock under
  restricted stock award
  plan..................                            11                 492     (503)                    --
 Restricted stock award
  amortization..........                                                         60                      60
 Cash dividends paid
  ($.145 per share).....                                  (8,480)                                    (8,480)
                          ---------- -------- --------  --------  --------  -------    --------  ----------
BALANCE MARCH 31, 1998..  58,645,813 $293,229 $ 36,359  $660,029  $ (6,973) $(1,044)   $ 43,996  $1,025,596
                          ========== ======== ========  ========  ========  =======    ========  ==========
Balance January 1, 1997.  56,348,053 $281,740 $ 10,379  $621,689  $ (7,422) $  (340)   $ 18,225  $  924,271
 Net income.............                                  29,399                                     29,399
 Change in unrealized
  securities gains, net.                                                                (17,226)    (17,226)
 Purchase of treasury
  stock.................                                           (20,175)                         (20,175)
 Sales under option and
  benefit plans.........                          (139)                482                              343
 Issuance of stock under
  restricted stock award
  plan..................                            21                 271     (292)                    --
 Restricted stock award
  amortization..........                                                         39                      39
 Cash dividends paid
  ($.130 per share) ....                                  (7,606)                                    (7,606)
                          ---------- -------- --------  --------  --------  -------    --------  ----------
Balance March 31, 1997..  56,348,053 $281,740 $ 10,261  $643,482  $(26,844) $  (593)   $    999  $  909,045
                          ========== ======== ========  ========  ========  =======    ========  ==========


                See accompanying notes to financial statements.

                                                                      SCHEDULE 4
                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income ...........................................  $   34,483  $   29,399
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses ..........................      10,716       7,538
  Provision for depreciation and amortization ........       7,978       7,382
  Accretion of investment security discounts .........      (1,298)     (1,327)
  Amortization of investment security premiums .......       1,883       2,462
  Net gains on sales of investment securities (A) ....      (1,421)       (146)
  Net (increase) decrease in trading account securi-
   ties...............................................        (530)      4,509
  Decrease in interest receivable ....................       1,685       3,183
  Increase (decrease) in interest payable ............         235        (737)
  Other changes, net .................................     (46,779)     47,124
                                                        ----------  ----------
    Net cash provided by operating activities ........       6,952      99,387
                                                        ----------  ----------
INVESTING ACTIVITIES:
Net cash received in acquisition......................       4,044         --
Proceeds from sales of investment securities (A)......      96,351     105,753
Proceeds from maturities of investment securities (A).     337,145     216,957
Purchases of investment securities (A) ...............    (354,018)   (298,939)
Net increase in federal funds sold and securities
 purchased under
 agreements to resell ................................     (38,491)    (67,585)
Net increase in loans.................................    (151,051)    (57,254)
Purchases of premises and equipment...................      (5,800)     (8,297)
Sales of premises and equipment.......................         682       3,463
                                                        ----------  ----------
    Net cash used by investing activities.............    (111,138)   (105,902)
                                                        ----------  ----------
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing
 demand, savings,
 and interest bearing demand deposits.................    (111,288)     65,055
Net increase (decrease) in time open and C.D.'s.......       6,321     (11,863)
Net decrease in federal funds purchased and securities
 sold
 under agreements to repurchase ......................      (9,303)   (104,560)
Repayment of long-term debt ..........................        (215)       (542)
Purchases of treasury stock ..........................     (11,419)    (20,175)
Exercise of stock options by employees ...............         723         269
Cash dividends paid on common stock ..................      (8,480)     (7,606)
                                                        ----------  ----------
    Net cash used by financing activities ............    (133,661)    (79,422)
                                                        ----------  ----------
    Decrease in cash and cash equivalents.............    (237,847)    (85,937)
Cash and cash equivalents at beginning of year........     978,239     833,260
                                                        ----------  ----------
    Cash and cash equivalents at March 31 ............  $  740,392  $  747,323
                                                        ==========  ==========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Net cash payments of income taxes for the three month period were $12,100,000 in 1998 compared to net cash refunds of $474,000 in 1997. Interest paid on deposits and borrowings for the three month period was $73,200,000 in 1998 and $69,709,000 in 1997.

                See accompanying notes to financial statements.

                                                                     SCHEDULE 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (UNAUDITED)

1. PRINCIPLES OF CONSOLIDATION AND PRESENTATION

  The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1997 data to conform to current year presentation. Results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results to be attained for any other period.

  The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1997 Annual Report to stockholders to which reference is made.

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses for the three months ended March 31, 1998 and 1997.

                                                                  1998    1997
                                                                -------- -------
                                                                 (IN THOUSANDS)
      Balance, January 1....................................... $105,918 $98,223
                                                                -------- -------
      Additions:
        Provision for loan losses..............................   10,716   7,538
        Allowance for loan losses of acquired bank.............      964     --
                                                                -------- -------
          Total additions......................................   11,680   7,538
                                                                -------- -------
      Deductions:
        Loan losses............................................   10,991   7,968
        Less recoveries on loans...............................    1,962   2,113
                                                                -------- -------
          Net loan losses......................................    9,029   5,855
                                                                -------- -------
      Balance, March 31........................................ $108,569 $99,906
                                                                ======== =======

  At March 31, 1998, non-performing assets were $39,752,000, which was .62% of total loans and .38% of total assets. This balance consisted of $17,106,000 in loans not accruing interest, $21,032,000 in loans past due 90 days and still accruing interest, and $1,614,000 in foreclosed real estate.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at March 31, 1998 and December 31, 1997.

                                                           MARCH 31  December 31
                                                             1998       1997
                                                          ---------- -----------
                                                              (IN THOUSANDS)
      Available for sale:
        U.S. government and federal agency obligations... $1,458,888 $1,461,593
        State and municipal obligations..................     99,707     94,115
        CMO's and asset-backed securities................    886,879    837,056
        Other debt securities............................    107,096    173,972
        Equity securities................................     58,333     47,304
      Trading account securities.........................     11,147      6,477
      Other non-marketable securities....................     28,869     44,414
                                                          ---------- ----------
          Total investment securities.................... $2,650,919 $2,664,931
                                                          ========== ==========

4. ACQUISITION ACTIVITY

  On March 1, 1998, the Company completed its acquisition of City National Bank of Pittsburg, Kansas, with assets of $120 million. The transaction was recorded as a pooling of interests. The acquisition did not have a material impact on the financial statements of the Company and financial statements for prior periods have not been restated because such restated amounts do not differ materially from the Company's historical financial statements.

5. COMMON STOCK

  The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 1998 and 1997 are shown below.

                                                                    1998   1997
                                                                   ------ ------
                                                                        (IN
                                                                    THOUSANDS)
      Weighted average common shares outstanding.................. 58,130 58,547
      Stock options...............................................  1,042    693
                                                                   ------ ------
                                                                   59,172 59,240
                                                                   ====== ======

  On February 6, 1998, the Board of Directors declared a three for two stock split, effected in the form of a stock dividend, on the Company's $5 par common stock. Accordingly, the number of shares issued was increased from 39,097,209 to 58,645,813. All share and per share data in this report have been restated to reflect the stock split.

6. COMPREHENSIVE INCOME

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                             (IN THOUSANDS)
      Net income......................................... $   34,483 $   29,399
      Change in unrealized gains (losses), net...........     14,879    (17,226)
                                                          ---------- ----------
      Comprehensive income............................... $   49,362 $   12,173
                                                          ========== ==========

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                MARCH 31, 1998
                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1997 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results to be attained for any other period.

                                                                 THREE MONTHS
                                                                  ENDED MARCH
                                                                      31
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
      PER SHARE DATA
        Net income--basic....................................... $  .59  $  .50
        Net income--diluted.....................................    .58     .50
        Cash dividends..........................................   .145    .130
        Book value..............................................  17.53   15.61
        Market price............................................  47.75   28.97
      SELECTED RATIOS
      (Based on average balance sheets)
        Loans to deposits.......................................  74.10%  68.73%
        Non-interest bearing deposits to total deposits.........  21.84   20.09
        Equity to loans.........................................  15.83   16.83
        Equity to deposits......................................  11.73   11.56
        Equity to total assets..................................   9.84    9.78
        Return on total assets..................................   1.38    1.27
        Return on realized stockholders' equity.................  14.52   13.17
        Return on total stockholders' equity....................  14.01   12.95
      (Based on end-of-period data)
        Efficiency ratio........................................  59.25   60.73
        Tier I capital ratio....................................  12.32   13.22
        Total capital ratio.....................................  13.42   14.33
        Leverage ratio..........................................   9.00    8.86

SUMMARY

  Consolidated net income for the first three months of 1998 was $34.5 million; a $5.1 million or 17.3% increase over the first three months of 1997. Diluted earnings per share increased 16.0% to $.58 compared to $.50 for the same period in the prior year. The return on assets for the first quarter of 1998 was 1.38% versus 1.27% last year. The return on realized equity increased to 14.52% compared to 13.17% in 1997.

  Net interest income increased $10.3 million, or 11.0%, over the first three months of 1997 primarily due to loan growth. Core fee revenue growth and gains on loans and securities sales increased non-interest income $8.4 million. Increases of $8.3 million in non-interest expense and $3.2 million in the provision for loan losses partially offset this growth. Compared to the first three months of 1997, non-interest income grew 20.2%, while non-interest expense increased 10.1%.

  A three for two stock split in the form of a 50% stock dividend was distributed on March 30, 1998. All share and per share data in this report has been restated to reflect the stock split.

  The Company completed its acquisition of City National Bank of Pittsburg, Kansas on March 1, 1998. The bank has four locations and approximately $120 million in assets. The acquisition was accounted for as a pooling of interests, and stock valued at $34.3 million was exchanged in the transaction. The acquisition did not have a material impact on the financial statements of the Company.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                        THREE MONTHS ENDED
                                                      MARCH 31, 1998 VS. 1997
                                                      -------------------------
                                                       CHANGE DUE TO
                                                      ----------------
                                                      AVERAGE  AVERAGE
                                                      VOLUME    RATE     TOTAL
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
INTEREST INCOME, FULLY TAXABLE EQUIVALENT BASIS:
  Loans.............................................. $16,473  $  566   $17,039
  Investment securities:
    U.S. government and federal agency securities....  (3,872)    204    (3,668)
    State and municipal obligations..................    (102)     77       (25)
    Other securities.................................   1,979     150     2,129
  Federal funds sold and securities purchased under
   agreements to resell..............................    (891)    159      (732)
                                                      -------  ------   -------
      Total interest income..........................  13,587   1,156    14,743
                                                      -------  ------   -------
INTEREST EXPENSE:
  Deposits:
    Savings..........................................     125      18       143
    Interest bearing demand..........................   2,539    (527)    2,012
    Time open & C.D.'s of less than $100,000.........     596     172       768
    Time open & C.D.'s of $100,000 and over..........     361     113       474
  Federal funds purchased and securities sold under
   agreements to repurchase..........................     760     425     1,185
  Long-term debt and other borrowings................    (122)      4      (118)
                                                      -------  ------   -------
      Total interest expense.........................   4,259     205     4,464
                                                      -------  ------   -------
NET INTEREST INCOME, FULLY TAXABLE EQUIVALENT BASIS.. $ 9,328  $  951   $10,279
                                                      =======  ======   =======

  Net interest income for the first quarter of 1998 was $104.1 million, an 11.0% increase over the first quarter of 1997. For the quarter, the net interest rate margin was 4.66% compared with 4.52% last year.

  Total interest income increased $14.7 million, or 9.1%, over the first quarter of 1997, mainly due to an increase of $834.1 million in average loan balances. This growth was partly reflective of the effects of bank acquisitions in 1997 and March 1998, in which the Company acquired loans of approximately $200 million, plus the effects of a strong economy in many of the Company's markets. Partially offsetting this growth was a decline of $250.8 million in average balances invested in U.S. government and federal agency securities. The average tax equivalent yield on interest earning assets was 7.93% in the first quarter of 1998 compared to 7.82% in the first quarter of 1997.

  Total interest expense (net of capitalized interest) increased $4.5 million, or 6.5%, compared to the first quarter of 1997 due mainly to higher average balances of interest bearing demand deposits and higher average borrowings of federal funds purchased and repurchase agreements. Average rates paid on all interest bearing liabilities increased from 4.10% in the first quarter of 1997 to 4.15% in the first quarter of 1998.

  Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on page 14.

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

                                                           MARCH 31  DECEMBER 31
                                                             1998       1997
                                                           --------  -----------
                                                              (IN THOUSANDS)
      Non-accrual loans................................... $17,106     $23,382
      Past due 90 days and still accruing interest........  21,032      24,383
                                                           -------     -------
      Total impaired loans................................  38,138      47,765
      Foreclosed real estate..............................   1,614         994
                                                           -------     -------
        Total non-performing assets....................... $39,752     $48,759
                                                           =======     =======
      Non-performing assets to total loans................     .62%        .78%
      Non-performing assets to total assets...............     .38%        .47%

  The level of non-performing assets decreased 18% from year end 1997 totals. Non-accrual loans at March 31, 1998 consisted mainly of business loans ($4.3 million), business real estate loans ($4.0 million) and construction and land development loans ($6.8 million). Loans which were 90 or more days past due included credit card loans of $7.5 million and business loans of $4.7 million.

  A subsidiary bank issues Visa and MasterCard credit cards, and credit card loans outstanding amounted to $506.0 million at March 31, 1998. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $15.5 million, or 3.1% of credit card loans at March 31, 1998. The annualized net charge-off ratio for credit card loans was 3.98% for the first three months of 1998 compared to 3.43% for the first three months of 1997. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

PROVISION/ALLOWANCE FOR LOAN LOSSES

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. As a result of these factors, the provision for loan losses increased $3.2 million compared to the first quarter of 1997 and increased $2.0 million compared to the fourth quarter of 1997. The allowance for loan losses as a percentage of loans outstanding was 1.69% at March 31, 1998, compared to 1.70% at year-end 1997 and 1.81% at March 31, 1997. The allowance at March 31, 1998 was 273% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $9.0 million for the first quarter of 1998 compared to $5.9 million for the first quarter of 1997 and $8.3 million for the fourth quarter of 1997. Annualized net charge-offs were
 .58% of average loans for the first quarter of 1998 compared to .43% for the first quarter of 1997 and .53% for the fourth quarter of 1997.

NON-INTEREST INCOME

                                                 THREE MONTHS        INCREASE
                                                ENDED MARCH 31      (DECREASE)
                                                ----------------  --------------
                                                 1998     1997    AMOUNT PERCENT
                                                -------  -------  ------ -------
                                                    (DOLLARS IN THOUSANDS)
      Trust fees..............................  $11,653  $ 9,552  $2,101  22.0%
      Deposit account charges and other fees..   14,389   13,300   1,089   8.2
      Credit card transaction fees............    7,095    6,283     812  12.9
      Trading account profits and commissions.    2,281    1,866     415  22.2
      Net gains on securities transactions....    1,421      146   1,275   N/M
      Other...................................   13,120   10,416   2,704  26.0
                                                -------  -------  ------
        TOTAL NON-INTEREST INCOME.............  $49,959  $41,563  $8,396  20.2
                                                =======  =======  ======
      As a % of operating income (net interest
       income plus non-interest income).......     32.4%    30.7%
                                                =======  =======

  Non-interest income rose 20.2% in the first quarter of 1998 compared to the first quarter of 1997. Trust fees increased $2.1 million, mainly due to account growth and increases in the value of assets managed. Sales of securities by the parent and affiliate banks resulted in the quarterly increase of $1.3 million in gains on securities transactions. Other income increased $2.7 million over the first quarter of 1997 due to an increase in gains on loan sales of $2.2 million and various types of fee income growth.

NON-INTEREST EXPENSE

                                                  THREE MONTHS      INCREASE
                                                 ENDED MARCH 31    (DECREASE)
                                                 --------------- ---------------
                                                  1998    1997   AMOUNT  PERCENT
                                                 ------- ------- ------  -------
                                                     (DOLLARS IN THOUSANDS)
      Salaries and employee benefits............ $48,506 $42,998 $5,508   12.8%
      Net occupancy.............................   5,293   5,478   (185)  (3.4)
      Equipment.................................   4,266   3,954    312    7.9
      Supplies and communications...............   7,098   6,383    715   11.2
      Data processing...........................   6,937   5,539  1,398   25.2
      Marketing.................................   2,759   2,530    229    9.1
      Goodwill and core deposit.................   2,296   2,414   (118)  (4.9)
      Other.....................................  13,266  12,818    448    3.5
                                                 ------- ------- ------
        TOTAL NON-INTEREST EXPENSE.............. $90,421 $82,114 $8,307   10.1
                                                 ======= ======= ======

  Non-interest expense rose 10.1% compared to the first quarter of 1997. Salaries and employee benefits increased $5.5 million over the first quarter of 1997. Incentive compensation on new business and additional full-time equivalent employees contributed to the salary increases. Data processing expense increased $1.4 million, partly because of higher charges by information service providers. The efficiency ratio was 59.25% in the first quarter of 1998 compared to 60.73% in the first quarter of 1997 and 59.00% in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $124.0 million at March 31, 1998 compared to $92.4 million at December 31, 1997. Included in the fair values were unrealized net gains of $32.2 million at March 31, 1998 and $20.7 million at December 31, 1997. The Parent's liabilities totaled $54.6 million at March 31, 1998, compared to $10.6 million at December 31, 1997. Liabilities at March 31, 1998 included $36.4 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1998. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.66 billion at March 31, 1998 and December 31, 1997. The available for sale bank portfolio included an unrealized net gain in fair value of $27.0 million at March 31, 1998 compared to an unrealized net gain of $20.0 million at December 31, 1997. U.S. government and federal agency securities comprised 59% and CMO's and asset-backed securities comprised 36% of the banking subsidiaries' available for sale portfolio at March 31, 1998.

  The Company had an equity to asset ratio of 9.84% based on 1998 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                                         MARCH 31   DECEMBER 31
                                                           1998        1997
                                                        ----------  -----------
                                                        (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets............................. $7,309,604  $7,178,225
      Tier I Capital...................................    900,650     868,535
      Total Capital....................................    981,140     949,291
      Tier I Capital Ratio.............................      12.32%      12.10%
      Total Capital Ratio..............................      13.42%      13.22%
      Leverage Ratio...................................       9.00%       8.81%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $740.4 million at March 31, 1998, a decrease of $237.8 million from December 31, 1997. Contributing to the net cash outflow were an increase of $151.1 million in loans, net of repayments, and a net decrease in demand deposits of $111.3 million. Total assets and core deposits were relatively unchanged from the 1997 year-end levels.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.66 billion, standby letters of credit totaled $173.0 million, and commercial letters of credit totaled $30.0 million at March 31, 1998. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $311.3 million at March 31, 1998. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $5.7 million at March 31, 1998. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

IMPACT OF ACCOUNTING STANDARDS

  In January 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 127, "Deferral of the Effective Date of Certain Provisions of FAS Statement 125". SFAS No. 125 provided consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 127 did not have a material effect on the Company's financial statements.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                    FIRST QUARTER 1998                     FIRST QUARTER 1997
                          --------------------------------------- --------------------------------------
                            AVERAGE       INTEREST    AVG. RATES   AVERAGE       INTEREST    AVG. RATES
                            BALANCE    INCOME/EXPENSE EARNED/PAID  BALANCE    INCOME/EXPENSE EARNED/PAID
                          -----------  -------------- ----------- ----------  -------------- -----------
                                                          (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $ 2,088,136     $ 40,636        7.89%   $1,698,281     $32,839         7.84%
 Construction and
  development...........      234,308        4,907        8.49       192,228       4,048         8.54
 Real estate--business..      935,984       19,585        8.49       763,652      16,084         8.54
 Real estate--personal..    1,183,885       22,894        7.84     1,008,643      19,641         7.90
 Personal banking.......    1,340,421       28,371        8.58     1,265,423      26,973         8.64
 Credit card............      525,270       18,210       14.06       545,713      17,979        13.36
                          -----------     --------       -----    ----------     -------        -----
   Total loans..........    6,308,004      134,603        8.65     5,473,940     117,564         8.71
                          -----------     --------       -----    ----------     -------        -----
Investment securities:
 U.S. government &
  federal agency........    1,434,616       22,328        6.31     1,685,465      25,996         6.26
 State & municipal
  obligations (A).......       92,305        1,858        8.16        97,579       1,883         7.83
 CMO's and asset-backed
  securities............      853,530       13,448        6.39       715,539      11,181         6.34
 Trading account
  securities............        8,642          128        6.00         6,381          68         4.34
 Other marketable
  securities (A)........      113,754        1,567        5.59       116,036       1,748         6.11
 Other non-marketable
  securities............       31,270          585        7.59        43,417         602         5.62
                          -----------     --------       -----    ----------     -------        -----
   Total investment
    securities..........    2,534,117       39,914        6.39     2,664,417      41,478         6.31
                          -----------     --------       -----    ----------     -------        -----
 Federal funds sold and
  securities purchased
  under agreements to
  resell................      293,383        4,045        5.59       362,234       4,777         5.35
                          -----------     --------       -----    ----------     -------        -----
   Total interest
    earning assets......    9,135,504      178,562        7.93     8,500,591     163,819         7.82
                                          --------       -----                   -------        -----
Less allowance for loan
 losses.................     (105,754)                               (98,023)
Unrealized gain on
 investment securities..       56,928                                 23,817
Cash and due from banks.      637,022                                595,210
Land, buildings and
 equipment, net.........      215,562                                210,205
Other assets............      208,626                                182,122
                          -----------                             ----------
   Total assets.........  $10,147,888                             $9,413,922
                          ===========                             ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $   306,819        1,835        2.43    $  285,652       1,692         2.40
 Interest bearing
  demand................    3,955,920       32,988        3.38     3,747,836      30,976         3.35
 Time open & C.D.'s of
  less than $100,000....    2,161,456       28,979        5.44     2,126,407      28,211         5.38
 Time open & C.D.'s of
  $100,000 and over.....      229,098        3,106        5.50       204,613       2,632         5.22
                          -----------     --------       -----    ----------     -------        -----
   Total interest
    bearing deposits....    6,653,293       66,908        4.08     6,364,508      63,511         4.05
                          -----------     --------       -----    ----------     -------        -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............      514,430        6,464        5.10       447,905       5,279         4.78
 Long-term debt and
  other borrowings......        7,087          132        7.53        13,807         250         7.35
                          -----------     --------       -----    ----------     -------        -----
   Total borrowings.....      521,517        6,596        5.13       461,712       5,529         4.86
                          -----------     --------       -----    ----------     -------        -----
   Total interest
    bearing liabilities.    7,174,810       73,504        4.15%    6,826,220      69,040         4.10%
                                          --------       -----                   -------        -----
Non-interest bearing
 demand deposits........    1,859,514                              1,599,971
Other liabilities.......      115,130                                 66,722
Stockholders' equity....      998,434                                921,009
                          -----------                             ----------
   Total liabilities and
    equity..............  $10,147,888                             $9,413,922
                          ===========                             ==========
Net interest margin
 (T/E)..................                  $105,058                               $94,779
                                          ========                               =======
Net yield on interest
 earning assets.........                                  4.66%                                  4.52%
                                                         =====                                  =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.