Form 10-Q
period 1998-06-30
COMMERCE BANCSHARES INC /MO/
filed 1998-08-12
CIK 22356

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

                                 ------------

     (MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                Yes   X    No

  As of August 4, 1998, the registrant had outstanding 57,843,281 shares of its $5 par value common stock, registrant's only class of common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of June 30, 1998 and December 31, 1997 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

  The consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

    Schedule 1: Consolidated Balance Sheets
    Schedule 2: Consolidated Statements of Income
    Schedule 3: Statements of Changes in Stockholders' Equity
    Schedule 4: Consolidated Statements of Cash Flows
    Schedule 5: Notes to Consolidated Financial Statements
    Schedule 6: Management's Discussion and Analysis of Financial Condition and Results of Operations, including Quantitative and Qualitative Disclosures about Market Risk

                          PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of shareholders of Commerce Bancshares, Inc. was held on April 15, 1998. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The five nominees for the five directorships (constituting one-third of the Board of Directors) being elected at this meeting received the following votes:

                                                                          VOTES
      NAME OF DIRECTOR                                        VOTES FOR  ABSTAIN
      ----------------                                        ---------- -------
      Fred L. Brown.......................................... 30,118,473 121,368
      David W. Kemper........................................ 30,127,992 111,849
      Benjamin F. Rassieur, III.............................. 30,129,196 110,645
      Andrew C. Taylor....................................... 30,119,537 120,304
      Robert H. West......................................... 30,128,200 111,641

ITEM 5. OTHER INFORMATION

  Pursuant to the By-Laws of the Corporation, in order for a stockholder to bring business before the Annual Meeting, timely notice in the form required by the By-Laws must be made. The stockholder must be a stockholder of record on the date the notice is given and on the record date for determination of stockholders entitled to vote at the Annual Meeting. To be timely, a stockholder's notice must be delivered or mailed to the Secretary at 1000 Walnut, PO Box 13686, 18th Floor, Kansas City, Missouri 64199-3686 not less than sixty days nor more than ninety days prior to the date of the Annual Meeting. The date of the next Annual Meeting is April 21, 1999. To be in proper written form the notice to the Secretary must set forth as to each matter the stockholder proposes to bring before the Annual Meeting (i) a brief description of the business and the reasons for conducting such business at the Annual Meeting, (ii) the name and record address of such stockholder,
(iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder,
(iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their name) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business, and (v) a representation that such stockholder intends to appear in person or by proxy at the Annual Meeting to bring such business before the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (10) Material Contracts:

      (a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan Amendment and Restatement of July 31, 1998

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMERCE BANCSHARES, INC.

                                          By /s/ J. Daniel Stinnett
                                            __________________
                                            J. Daniel Stinnett
                                            Vice President & Secretary

Date: August 10, 1998

                                          By /s/ Jeffery D. Aberdeen
                                            ____________________
                                            Jeffery D. Aberdeen
                                            Controller
                                            (Chief Accounting Officer)

Date: August 10, 1998

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30    December 31
                                                         1998         1997
                                                      -----------  -----------
                                                      (UNAUDITED)
                                                          (IN THOUSANDS)
ASSETS
Loans, net of unearned income........................ $ 6,608,331  $ 6,224,381
Allowance for loan losses............................    (112,990)    (105,918)
                                                      -----------  -----------
    NET LOANS........................................   6,495,341    6,118,463
                                                      -----------  -----------
Investment securities:
  Available for sale.................................   2,560,484    2,614,040
  Trading account....................................      20,232        6,477
  Other non-marketable...............................      28,419       44,414
                                                      -----------  -----------
    TOTAL INVESTMENT SECURITIES......................   2,609,135    2,664,931
                                                      -----------  -----------
Federal funds sold and securities purchased under
 agreements to resell................................     100,035      132,980
Cash and due from banks..............................     676,878      978,239
Land, buildings and equipment, net...................     216,643      214,209
Goodwill and core deposit premium, net...............      80,786       85,377
Customers' acceptance liability......................         599          900
Other assets.........................................     156,797      111,842
                                                      -----------  -----------
    TOTAL ASSETS..................................... $10,336,214  $10,306,941
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand........................ $ 1,906,248  $ 2,124,828
  Savings and interest bearing demand................   4,333,145    4,209,141
  Time open and C.D.'s of less than $100,000.........   2,190,439    2,150,719
  Time open and C.D.'s of $100,000 and over..........     247,774      215,890
                                                      -----------  -----------
    TOTAL DEPOSITS...................................   8,677,606    8,700,578
Federal funds purchased and securities sold under
 agreements to repurchase............................     513,461      512,558
Long-term debt and other borrowings..................       3,887        7,207
Accrued interest, taxes and other liabilities........     117,725      104,914
Acceptances outstanding..............................         599          900
                                                      -----------  -----------
    TOTAL LIABILITIES................................   9,313,278    9,326,157
                                                      -----------  -----------
Stockholders' equity:
  Preferred stock, $1 par value.
   Authorized and unissued 2,000,000 shares..........         --           --
  Common stock, $5 par value.
   Authorized 80,000,000 shares, issued 58,645,813
   shares in 1998
   and 58,285,813 shares in 1997.....................     293,229      291,429
  Capital surplus....................................      34,477       48,704
  Retained earnings..................................     689,080      626,387
  Treasury stock of 580,463 shares in 1998
   and 315,894 shares in 1997, at cost...............     (27,945)     (14,252)
  Unearned employee benefits.........................      (1,000)        (601)
  Unrealized securities gains, net...................      35,095       29,117
                                                      -----------  -----------
    TOTAL STOCKHOLDERS' EQUITY.......................   1,022,936      980,784
                                                      -----------  -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....... $10,336,214  $10,306,941
                                                      ===========  ===========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                           FOR THE THREE
                                              MONTHS        FOR THE SIX MONTHS
                                           ENDED JUNE 30       ENDED JUNE 30
                                        ------------------- -------------------
                                          1998      1997      1998      1997
                                        --------- --------- --------- ---------
                                                      (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans............  $ 137,740 $ 123,329 $ 272,060 $ 240,643
Interest on investment securities.....     39,553    41,775    78,741    82,496
Interest on federal funds sold and
 securities purchased under agreements
 to resell ...........................      2,858     3,235     6,903     8,012
                                        --------- --------- --------- ---------
    TOTAL INTEREST INCOME.............    180,151   168,339   357,704   331,151
                                        --------- --------- --------- ---------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand.     35,673    33,308    70,496    65,976
  Time open and C.D.'s of less than
   $100,000...........................     29,507    29,129    58,486    57,340
  Time open and C.D.'s of $100,000 and
   over...............................      3,356     2,722     6,462     5,354
Interest on federal funds purchased
 and securities sold under agreements
 to repurchase........................      6,309     5,012    12,773    10,291
Interest on long-term debt and other
 borrowings...........................        110       224       217       459
                                        --------- --------- --------- ---------
    TOTAL INTEREST EXPENSE............     74,955    70,395   148,434   139,420
                                        --------- --------- --------- ---------
    NET INTEREST INCOME...............    105,196    97,944   209,270   191,731
Provision for loan losses.............     11,410     7,293    22,126    14,831
                                        --------- --------- --------- ---------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES........     93,786    90,651   187,144   176,900
                                        --------- --------- --------- ---------
NON-INTEREST INCOME
Trust fees............................     13,073     9,938    24,726    19,490
Deposit account charges and other
 fees.................................     15,718    14,643    30,107    27,943
Credit card transaction fees..........      8,901     6,975    15,996    13,258
Trading account profits and
 commissions .........................      1,827     1,721     4,108     3,587
Net gains on securities transactions..      4,667       176     6,088       322
Other.................................     11,555     8,932    24,675    19,348
                                        --------- --------- --------- ---------
    TOTAL NON-INTEREST INCOME.........     55,741    42,385   105,700    83,948
                                        --------- --------- --------- ---------
NON-INTEREST EXPENSE
Salaries and employee benefits .......     49,879    43,708    98,385    86,706
Net occupancy.........................      6,366     4,965    11,659    10,443
Equipment.............................      4,399     4,124     8,665     8,078
Supplies and communication............      7,101     6,242    14,199    12,625
Data processing.......................      7,117     5,950    14,054    11,489
Marketing.............................      3,479     3,450     6,238     5,980
Goodwill and core deposit.............      2,295     2,415     4,591     4,829
Other.................................     12,698    13,039    25,964    25,857
                                        --------- --------- --------- ---------
    TOTAL NON-INTEREST EXPENSE........     93,334    83,893   183,755   166,007
                                        --------- --------- --------- ---------
Income before income taxes............     56,193    49,143   109,089    94,841
Less income taxes.....................     18,699    16,810    37,112    33,109
                                        --------- --------- --------- ---------
    NET INCOME........................  $  37,494 $  32,333 $  71,977 $  61,732
                                        ========= ========= ========= =========
Net income per share--basic ..........  $     .64 $     .55 $    1.23 $    1.05
                                        ========= ========= ========= =========
Net income per share--diluted ........  $     .63 $     .54 $    1.21 $    1.04
                                        ========= ========= ========= =========
Cash dividends per common share.......  $    .145 $    .130 $    .290 $    .260
                                        ========= ========= ========= =========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          NUMBER OF                                         UNEARNED  UNREALIZED
                            SHARES    COMMON  CAPITAL   RETAINED  TREASURY  EMPLOYEE  SECURITIES
                            ISSUED    STOCK   SURPLUS   EARNINGS   STOCK    BENEFITS  GAINS, NET   TOTAL
                          ---------- -------- --------  --------  --------  --------  ---------- ----------
                                                           (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1998.  58,285,813 $291,429 $ 48,704  $626,387  $(14,252) $  (601)   $29,117   $  980,784
 Net income.............                                  71,977                                     71,977
 Change in unrealized
  securities gains, net.                                                                 5,839        5,839
 Pooling acquisition....     360,000    1,800  (11,346)    7,639    16,101                 139       14,333
 Purchase of treasury
  stock.................                                           (36,834)                         (36,834)
 Sales under option and
  benefit plans.........                        (2,893)              6,512                            3,619
 Issuance of stock under
  restricted stock award
  plan..................                            12                 528     (540)                    --
 Restricted stock award
  amortization..........                                                        141                     141
 Cash dividends paid
  ($.290 per share).....                                 (16,923)                                   (16,923)
                          ---------- -------- --------  --------  --------  -------    -------   ----------
BALANCE JUNE 30, 1998...  58,645,813 $293,229 $ 34,477  $689,080  $(27,945) $(1,000)   $35,095   $1,022,936
                          ========== ======== ========  ========  ========  =======    =======   ==========
Balance January 1, 1997.  56,348,053 $281,740 $ 10,379  $621,689  $ (7,422) $  (340)   $18,225   $  924,271
 Net income.............                                  61,732                                     61,732
 Change in unrealized
  securities gains, net.                                                                (2,222)      (2,222)
 Pooling acquisition....                       (37,200)   17,612    42,352                           22,764
 Purchase of treasury
  stock.................                                           (61,176)                         (61,176)
 Sales under option and
  benefit plans.........                          (182)                691                              509
 Issuance of stock under
  restricted stock award
  plan..................                            18                 340     (358)                    --
 Restricted stock award
  amortization..........                                                         83                      83
 Cash dividends paid
  ($.260 per share).....                                 (15,238)                                   (15,238)
                          ---------- -------- --------  --------  --------  -------    -------   ----------
Balance June 30, 1997...  56,348,053 $281,740 $(26,985) $685,795  $(25,215) $  (615)   $16,003   $  930,723
                          ========== ======== ========  ========  ========  =======    =======   ==========

                See accompanying notes to financial statements.

                                                                     SCHEDULE 4
                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..............................................  $  71,977  $  61,732
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses.............................     22,126     14,831
  Provision for depreciation and amortization...........     16,171     14,931
  Accretion of investment security discounts............     (2,340)    (2,801)
  Amortization of investment security premiums..........      4,235      4,893
  Net gains on sales of investment securities (A).......     (6,088)      (322)
  Net increase in trading account securities............    (11,682)    (1,629)
  (Increase) decrease in interest receivable............     (2,006)       905
  Decrease in interest payable..........................     (1,956)    (1,817)
  Other changes, net....................................    (22,481)   (39,335)
                                                          ---------  ---------
    Net cash provided by operating activities...........     67,956     51,388
                                                          ---------  ---------
INVESTING ACTIVITIES:
Net cash received in acquisition........................      4,044      7,103
Proceeds from sales of investment securities (A)........    186,309    196,839
Proceeds from maturities of investment securities (A)...    535,052    432,138
Purchases of investment securities (A)..................   (602,339)  (562,363)
Net decrease in federal funds sold and securities
 purchased
 under agreements to resell.............................     41,170    304,755
Net increase in loans...................................   (340,125)  (244,948)
Purchases of premises and equipment.....................    (12,515)   (15,947)
Sales of premises and equipment.........................      1,697      4,904
                                                          ---------  ---------
    Net cash provided (used) by investing activities....   (186,707)   122,481
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand,
 savings,
 and interest bearing demand deposits...................   (140,572)    27,767
Net increase (decrease) in time open and C.D.'s.........     13,506    (10,138)
Net decrease in federal funds purchased and securities
 sold
 under agreements to repurchase ........................       (913)   (91,294)
Repayment of long-term debt.............................     (3,326)    (3,844)
Purchases of treasury stock.............................    (35,977)   (61,171)
Exercise of stock options by employees..................      1,595        412
Cash dividends paid on common stock.....................    (16,923)   (15,238)
                                                          ---------  ---------
    Net cash used by financing activities...............   (182,610)  (153,506)
                                                          ---------  ---------
    Increase (decrease) in cash and cash equivalents....   (301,361)    20,363
Cash and cash equivalents at beginning of year..........    978,239    833,260
                                                          ---------  ---------
    Cash and cash equivalents at June 30................  $ 676,878  $ 853,623
                                                          =========  =========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Net cash payments of income taxes for the six month period were $34,842,000 in 1998 and $35,525,000 in 1997. Interest paid on deposits and borrowings for the six month period was $150,304,000 in 1998 and $141,130,000 in 1997.

                See accompanying notes to financial statements.

                                                                     SCHEDULE 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

                                  (UNAUDITED)

1. PRINCIPLES OF CONSOLIDATION AND PRESENTATION

  The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1997 data to conform to current year presentation. Results of operation for the six month period ended June 30, 1998 are not necessarily indicative of results to be attained for any other period.

  The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1997 Annual Report to stockholders to which reference is made.

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses.

                                              FOR THE THREE      FOR THE SIX
                                            MONTHS ENDED JUNE MONTHS ENDED JUNE
                                                   30                30
                                            ----------------- -----------------
                                              1998     1997     1998     1997
                                            -------- -------- -------- --------
                                                      (IN THOUSANDS)
      Balance, beginning of period......... $108,569 $ 99,906 $105,918 $ 98,223
                                            -------- -------- -------- --------
      Additions:
        Provision for loan losses..........   11,410    7,293   22,126   14,831
        Allowance for loan losses of
         acquired banks....................      --     3,321      964    3,321
                                            -------- -------- -------- --------
          Total additions..................   11,410   10,614   23,090   18,152
                                            -------- -------- -------- --------
      Deductions:
        Loan losses........................    9,965    8,962   20,956   16,930
        Less recoveries on loans...........    2,976    2,172    4,938    4,285
                                            -------- -------- -------- --------
          Net loan losses..................    6,989    6,790   16,018   12,645
                                            -------- -------- -------- --------
      Balance, June 30..................... $112,990 $103,730 $112,990 $103,730
                                            ======== ======== ======== ========

  At June 30, 1998, non-performing assets were $44,073,000, which was .67% of total loans and .43% of total assets. This balance consisted of $18,275,000 in loans not accruing interest, $23,784,000 in loans past due 90 days and still accruing interest, and $2,014,000 in foreclosed real estate.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at June 30, 1998 and December 31, 1997.

                                                            JUNE 30    December
                                                              1998     31 1997
                                                           ---------- ----------
                                                              (IN THOUSANDS)
      Available for sale:
        U.S. government and federal agency obligations.... $1,410,272 $1,461,593
        State and municipal obligations...................    105,690     94,115
        CMO's and asset-backed securities.................    881,338    837,056
        Other debt securities.............................    118,285    173,972
        Equity securities.................................     44,899     47,304
      Trading account securities..........................     20,232      6,477
      Other non-marketable securities.....................     28,419     44,414
                                                           ---------- ----------
          Total investment securities..................... $2,609,135 $2,664,931
                                                           ========== ==========

4. COMMON STOCK

  The shares used in the calculation of basic and diluted income per share are shown below.

                                                    FOR THE THREE  FOR THE SIX
                                                    MONTHS ENDED  MONTHS ENDED
                                                       JUNE 30       JUNE 30
                                                    ------------- -------------
                                                     1998   1997   1998   1997
                                                    ------ ------ ------ ------
                                                          (IN THOUSANDS)
      Weighted average common shares outstanding... 58,449 58,628 58,290 58,588
      Stock options................................  1,060    637  1,052    665
                                                    ------ ------ ------ ------
                                                    59,509 59,265 59,342 59,253
                                                    ====== ====== ====== ======

  On February 6, 1998, the Board of Directors declared a three for two stock split, effected in the form of a stock dividend, on the Company's $5 par common stock. Accordingly, the number of shares issued was increased from 39,097,209 to 58,645,813. All share and per share data in this report have been restated to reflect the stock split.

5. ACQUISITION ACTIVITY

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

  The Company has signed definitive agreements to acquire the Kansas banks of Columbus State Bank, Fidelity State Bank in Garden City, and Heritage Bank of Olathe. These banks have combined assets of approximately $310 million and eleven locations. The mergers are expected to close before year-end 1998, subject to regulatory and shareholder approval. They are not expected to have a material impact on the Company's financial statements.

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

                                                                 FOR THE SIX
                                        FOR THE THREE MONTHS    MONTHS ENDED
                                            ENDED JUNE 30          JUNE 30
                                        ---------------------- ---------------
                                           1998        1997     1998    1997
                                        ----------  ---------- ------- -------
                                                   (IN THOUSANDS)
      Net income....................... $   37,494  $   32,333 $71,977 $61,732
      Change in unrealized gains
       (losses), net...................     (8,901)     15,004   5,978  (2,222)
                                        ----------  ---------- ------- -------
      Comprehensive income............. $   28,593  $   47,337 $77,955 $59,510
                                        ==========  ========== ======= =======

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1998
                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1997 Annual Report on Form 10-K. Results of operations for the six month period ended June 30, 1998 are not necessarily indicative of results to be attained for any other period. In addition, this report contains certain forward-looking statements which are subject to risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and technology changes. These factors could cause actual results to differ materially from those reflected in such forward-looking statements.

                                                 THREE MONTHS     SIX MONTHS
                                                 ENDED JUNE 30   ENDED JUNE 30
                                                 --------------  --------------
                                                  1998    1997    1998    1997
                                                 ------  ------  ------  ------
   PER SHARE DATA
     Net income--basic.........................  $  .64  $  .55  $ 1.23  $ 1.05
     Net income--diluted.......................     .63     .54    1.21    1.04
     Cash dividends............................    .145    .130    .290    .260
     Book value................................                   17.62   15.96
     Market price..............................                   48.81   28.73
   SELECTED RATIOS
   (Based on average balance sheets)
     Loans to deposits.........................   75.30%  69.79%  74.71%  69.27%
     Non-interest bearing deposits to total de-
      posits...................................   21.87   20.77   21.86   20.44
     Equity to loans...........................   15.76   16.19   15.79   16.50
     Equity to deposits........................   11.86   11.30   11.80   11.43
     Equity to total assets....................    9.97    9.66    9.91    9.72
     Return on total assets....................    1.46    1.36    1.42    1.32
     Return on realized stockholders' equity...   15.18   14.14   14.86   13.66
     Return on total stockholders' equity......   14.63   14.11   14.32   13.53
   (Based on end-of-period data)
     Efficiency ratio..........................   58.26   58.14   58.00   58.53
     Tier I capital ratio......................                   12.28   12.81
     Total capital ratio.......................                   13.38   13.93
     Leverage ratio............................                    8.94    8.84

SUMMARY

  Consolidated net income for the second quarter of 1998 was $37.5 million; a $5.2 million or 16.0% increase over the second quarter of 1997. Diluted earnings per share increased 16.7% to $.63 for the second quarter of 1998 compared to $.54 for the second quarter of 1997. The second quarter of 1998 was the Company's ninth consecutive quarter of double-digit growth in earnings per share. Return on average assets for the quarter was 1.46% compared to 1.36% last year. Return on average realized stockholders' equity for the second quarter was 15.18% compared to 14.14% last year. The Company's efficiency ratio was 58.26% for the second quarter of 1998.

  Consolidated net income for the first six months of 1998 was $72.0 million, a 16.6% increase over the first six months of 1997. Diluted earnings per share was $1.21 compared to $1.04 last year. Compared to last year, net interest income increased 9.1%, non-interest income increased 25.9%, and non-interest expense increased 10.7%. Year to date average loans have grown by 15.1%. A productive sales force has contributed measurably to revenue growth and has been rewarded with higher incentive compensation.

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

  The Company has signed definitive agreements to acquire three Kansas banks:
Columbus State Bank, Fidelity State Bank in Garden City, and Heritage Bank of Olathe. These banks have combined assets of approximately $310 million and eleven locations. Subject to regulatory and stockholder approvals, the transactions are expected to close before year-end. They are not expected to have a material impact on the financial statements of the Company.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                             THREE MONTHS ENDED          SIX MONTHS ENDED
                           JUNE 30, 1998 VS. 1997     JUNE 30, 1998 VS. 1997
                           -------------------------  -------------------------
                            CHANGE DUE TO              CHANGE DUE TO
                           ----------------           ----------------
                           AVERAGE  AVERAGE           AVERAGE  AVERAGE
                           VOLUME    RATE     TOTAL   VOLUME    RATE     TOTAL
                           -------  -------  -------  -------  -------  -------
                                           (IN THOUSANDS)
INTEREST INCOME, FULLY
 TAXABLE EQUIVALENT
 BASIS:
  Loans..................  $17,038  $(2,595) $14,443  $33,823  $(2,341) $31,482
  Investment securities:
    U.S. government and
     federal agency
     securities..........   (3,307)    (236)  (3,543)  (7,173)     (38)  (7,211)
    State and municipal
     obligations.........       (3)     (50)     (53)    (107)      29      (78)
    Other securities.....    1,428      (77)   1,351    3,407       73    3,480
  Federal funds sold and
   securities purchased
   under agreements to
   resell................     (347)     (30)    (377)  (1,270)     161   (1,109)
                           -------  -------  -------  -------  -------  -------
      Total interest
       income............   14,809   (2,988)  11,821   28,680   (2,116)  26,564
                           -------  -------  -------  -------  -------  -------
INTEREST EXPENSE:
  Deposits:
    Savings..............       95      (30)      65      221      (13)     208
    Interest bearing
     demand..............    2,055      245    2,300    5,371   (1,059)   4,312
    Time open & C.D.'s of
     less than $100,000..      335       43      378      991      155    1,146
    Time open & C.D.'s of
     $100,000 and over...      545       89      634      937      171    1,108
  Federal funds purchased
   and securities sold
   under agreements to
   repurchase............    1,276       21    1,297    2,024      458    2,482
  Long-term debt and
   other borrowings......     (119)       2     (117)    (241)       6     (235)
                           -------  -------  -------  -------  -------  -------
      Total interest
       expense...........    4,187      370    4,557    9,303     (282)   9,021
                           -------  -------  -------  -------  -------  -------
NET INTEREST INCOME,
 FULLY TAXABLE EQUIVALENT
 BASIS...................  $10,622  $(3,358) $ 7,264  $19,377  $(1,834) $17,543
                           =======  =======  =======  =======  =======  =======

  Net interest income for the second quarter of 1998 was $105.2 million, a 7.4% increase over the second quarter of 1997, and for the first six months was $209.3 million, a 9.1% increase over last year. For the quarter, the net interest rate margin was 4.58% compared with 4.62% last year, while the six month margin was 4.62% in 1998 and 4.57% in 1997.

  Total interest income increased $11.8 million, or 7.0%, over the second quarter of 1997, mainly due to an increase of $850.0 million in average loan balances. Partially offsetting this increase was a decline of 25 basis points in average rates earned on loans and a decrease of $121.3 million in average balances of investment securities. The average tax equivalent yield on interest earning assets was 7.81% for the second quarter of 1998 compared to 7.90% last year.

  Compared to the first six months of 1997, total interest income increased $26.6 million, or 8.0%. Average loan balances increased $842.1 million, which contributed income of $33.8 million. This increase was partially offset by the effect of decreases in average loan rates and average balances of investment securities and short-term federal funds sold and resell agreements.

  Total interest expense (net of capitalized interest) increased $4.6 million, or 6.5%, compared to the second quarter of 1997 due mainly to growth in the Company's Premium Money Market deposit accounts and higher average borrowings of federal funds purchased and repurchase agreements. The average cost of funds was 4.13% for the second quarter of 1998 and 4.12% for the second quarter of 1997.

  Total interest expense increased $9.0 million, or 6.5%, in the first six months of 1998 compared to 1997. Higher average balances in the Premium Money Market deposit accounts were partially offset by lower rates paid on interest checking deposits. Higher average borrowings of federal funds purchased and repurchase agreements also contributed to the increase in expense. Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first six months of 1998 increased 6.9% compared to the same period last year. Core deposits supported 92% of average earning assets in 1998.

  Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on pages 18 and 19.

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

                                                            JUNE 30  December 31
                                                             1998       1997
                                                            -------  -----------
                                                              (IN THOUSANDS)
      Non-accrual loans.................................... $18,275    $23,382
      Past due 90 days and still accruing interest.........  23,784     24,383
                                                            -------    -------
          Total impaired loans.............................  42,059     47,765
      Foreclosed real estate...............................   2,014        994
                                                            -------    -------
          Total non-performing assets...................... $44,073    $48,759
                                                            =======    =======
      Non-performing assets to total loans.................     .67%       .78%
      Non-performing assets to total assets................     .43%       .47%

  The level of non-performing assets decreased $4.7 million, or 9.6%, from year end 1997 totals. Most of the decrease occurred in the non-accrual loan category. Non-accrual loans at June 30, 1998 consisted mainly of construction and land development loans ($7.9 million), business loans ($5.2 million) and business real estate loans ($3.5 million). Loans which were 90 or more days past due and still accruing interest included credit card loans of $7.4 million and business loans of $8.6 million.

  A subsidiary bank issues Visa and MasterCard credit cards, and credit card loans outstanding were $509.4 million at June 30, 1998. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $15.5 million, or 3.0% of credit card loans at June 30, 1998. The annualized charge-off ratio for credit card loans was 3.89% for the first six months of 1998 compared to 3.82% for the first six months of 1997. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

PROVISION/ALLOWANCE FOR LOAN LOSSES

                                                                     SIX MONTHS ENDED
                                     THREE MONTHS ENDED                   JUNE 30
                          ----------------------------------------- ---------------------
                          Mar. 31, 1998 JUNE 30, 1998 June 30, 1997  1998     1997
                          ------------- ------------- ------------- -------  -------
                                           (DOLLARS IN THOUSANDS)
Provision for loan loss-
 es.....................     $10,716       $11,410       $7,293     $22,126  $14,831
Net charge-offs.........       9,029         6,989        6,790      16,018   12,645
Net annualized charge-
 offs as a percentage of
 average loans..........         .58%          .43%         .48%        .50%     .46%

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. The allowance for loan losses as a percentage of loans outstanding was 1.71% at June 30, 1998, compared to 1.70% at year-end 1997 and 1.79% at June 30, 1997. The allowance at June 30, 1998 was 256% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio.

NON-INTEREST INCOME

                         THREE MONTHS ENDED JUNE
                                    30              SIX MONTHS ENDED JUNE 30
                         -------------------------- ---------------------------
                          1998     1997    % Change   1998     1997    % Change
                         -------  -------  -------- --------  -------  --------
                                       (DOLLARS IN THOUSANDS)
Trust fees.............. $13,073  $ 9,938    31.5%  $ 24,726  $19,490    26.9%
Deposit account charges
 and other fees.........  15,718   14,643     7.3     30,107   27,943     7.7
Credit card transaction
 fees...................   8,901    6,975    27.6     15,996   13,258    20.7
Trading account profits
 and commissions........   1,827    1,721     6.2      4,108    3,587    14.5
Net gains on securities
 transactions...........   4,667      176     N/M      6,088      322     N/M
Other...................  11,555    8,932    29.4     24,675   19,348    27.5
                         -------  -------           --------  -------
    TOTAL NON-INTEREST
     INCOME............. $55,741  $42,385    31.5   $105,700  $83,948    25.9
                         =======  =======           ========  =======
As a % of operating
 income (net interest
 income plus non-
 interest income).......    34.6%    30.2%              33.6%    30.5%
                         =======  =======           ========  =======


  Non-interest income rose 25.9% over the first six months of last year and 31.5% over the second quarter of last year. Trust fees increased $5.2 million over the six months of 1997 and $3.1 million over the second quarter of 1997, mainly due to account growth and increases in the value of assets managed. Increases in credit card transaction fees were due to growth in merchant income and sales volumes. Sales of equity securities by the Parent and a venture capital subsidiary resulted in a substantial increase in securities gains over the prior periods. Other income increased $5.3 million over the first six months of 1997 and increased $2.6 million over the second quarter of 1997 due to increases in gains on loan sales and various types of fee income growth, including non-customer ATM fees, cash management income and brokerage related commissions and fees.

NON-INTEREST EXPENSE

                             THREE MONTHS ENDED JUNE
                                        30             SIX MONTHS ENDED JUNE 30
                             ------------------------ --------------------------
                              1998    1997   % Change   1998     1997   % Change
                             ------- ------- -------- -------- -------- --------
                                           (DOLLARS IN THOUSANDS)
Salaries and employee
 benefits..................  $49,879 $43,708   14.1%  $ 98,385 $ 86,706   13.5%
Net occupancy..............    6,366   4,965   28.2     11,659   10,443   11.6
Equipment..................    4,399   4,124    6.7      8,665    8,078    7.3
Supplies and communication.    7,101   6,242   13.8     14,199   12,625   12.5
Data processing............    7,117   5,950   19.6     14,054   11,489   22.3
Marketing..................    3,479   3,450     .8      6,238    5,980    4.3
Goodwill and core deposit..    2,295   2,415   (5.0)     4,591    4,829   (4.9)
Other......................   12,698  13,039   (2.6)    25,964   25,857     .4
                             ------- -------          -------- --------
    TOTAL NON-INTEREST
     EXPENSE...............  $93,334 $83,893   11.3   $183,755 $166,007   10.7
                             ======= =======          ======== ========
Full-time equivalent
 employees.................    5,169   4,957    4.3      5,153    4,906    5.0
                             ======= =======          ======== ========

  Non-interest expense rose $17.7 million, or 10.7%, compared to the first six months of 1997 and increased $9.4 million, or 11.3%, compared to the second quarter of 1997. Salaries and employee benefits increased $11.7 million over the first six months of 1997 and increased $6.2 million over the second quarter of 1997. Incentive compensation on new business, additional employees and merit increases contributed to the salary increases. Net occupancy expense increased $1.2 million over the first six months of 1998 and increased $1.4 million over the second quarter of 1997, partially due to an accrual for departmental moving and expansion costs. Data processing expense increased $2.6 million and $1.2 million over the 1997 year and quarter to date periods, partly because of higher charges by information service providers. The efficiency ratio was 58.26% in the second quarter of 1998 compared to 58.14% in the second quarter of 1997 and 57.74% in the first quarter of 1998.

  A comprehensive plan to attain Year 2000 compliance has been developed and the process of analysis, testing, verification and implementation is underway for all major financial, operational and information systems. The Company expects to substantially complete programming changes and testing of internal mission critical systems by December 31, 1998 with implementation anticipated to occur by March 31, 1999. The associated costs, which are expensed as incurred, have not been material to date and are not expected to have a material impact on the Company's earnings in the future. These costs do not include computer equipment and software that is scheduled to be replaced in the normal course of business. Additionally, the Company continues to communicate with significant customers and vendors to determine their Year 2000 plans and target dates. The Company will monitor the progress of mission critical internal and external systems and services testing and implementation procedures and will implement contingency plans in the event that such procedures fail to achieve their objectives. There can be no assurance that any contingency plans will fully mitigate the effects of any such failure.

  The Company's estimate of Year 2000 project costs and the dates set forth above by which the Company expects to substantially complete mission critical system programming and testing and implementation are based on management's best current estimates, which were derived utilizing numerous assumptions about future events. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

INCOME TAXES

  The Company's income tax expense was $37.1 million for the first six months of 1998 and $33.1 for the same period in 1997, resulting in effective tax rates of 34.0% and 34.9%, respectively. The 1998 second quarter effective tax rate was 33.3% compared to 34.2% for the second quarter of 1997. The lower 1998 second quarter rate was partially due to the contribution of an appreciated equity security.

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $117.9 million at June 30, 1998 compared to $92.4 million at December 31, 1997. Included in the fair values were unrealized net gains of $25.7 million at June 30, 1998 and $20.7 million at December 31, 1997. The Parent's liabilities totaled $89.6 million at June 30, 1998, compared to $10.6 million at December 31, 1997. Liabilities at June 30, 1998 included $72.6 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1998. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.52 billion at June 30, 1998 and $2.66 billion at December 31, 1997. The available for sale bank portfolio included an unrealized net gain in fair value of $26.2 million at June 30, 1998 compared to an unrealized net gain of $20.0 million at December 31, 1997. U.S. government and federal agency securities comprised 58% and CMO's and asset-backed securities comprised 36% of the banking subsidiaries' available for sale portfolio at June 30, 1998. The estimated average maturity of the available for sale investment portfolio is 2.6 years at June 30, 1998 and December 31, 1997.

  In February 1998, the Board of Directors announced the approval of additional purchases of the Company's common stock, bringing the total purchase authorization to 3,000,000 shares. At June 30, 1998, the Company had acquired 531,240 shares under this authorization.

  The Company had an equity to asset ratio of 9.91% based on 1998 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                                 JUNE 30, 1998 December 31, 1997
                                                 ------------- -----------------
                                                     (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets......................  $7,401,864      $7,178,225
      Tier I Capital............................     909,068         868,535
      Total Capital.............................     990,702         949,291
      Tier I Capital Ratio......................       12.28%          12.10%
      Total Capital Ratio.......................       13.38%          13.22%
      Leverage Ratio............................        8.94%           8.81%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $676.9 million at June 30, 1998, a decrease of $301.4 million from December 31, 1997. Contributing to the net cash outflow were a $340.1 million increase in loans, net of repayments, treasury stock purchases of $36.0 million and a net decrease in deposits of $127.1 million. Partially offsetting these net outflows were $119.0 million in maturities and sales of investment securities, net of purchases, and $68.0 million generated from operating activities. Total assets increased $29.3 million over December 31, 1997. Loans increased $384.0 million, investment securities decreased $55.8 million, and core deposits decreased $33.7 million.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.60 billion, standby letters of credit totaled $170.0 million, and commercial letters of credit totaled $34.2 million at June 30, 1998. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $356.5 million at June 30, 1998. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $7.6 million at June 30, 1998. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect the Company's decisions on pricing its assets and liabilities which impacts net interest income, a significant cash flow source for the Company. As a result a substantial portion of the Company's risk management activities relates to managing interest rate risk.

  The Company's Asset/Liability Management Committee monitors the interest rate sensitivity of the Company' balance sheet monthly using earnings simulation models and interest sensitivity GAP analysis. Using these tools, management attempts to optimize the asset/liability mix to minimize the impacts of significant rate movements within a broad range of interest rate scenarios.

  One set of simulation models is prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates at June 30, 1998 and forecasted volumes for the twelve month projection. When this position is subjected to a graduated shift in interest rates of 100 basis points rising and 100 basis points falling, the annual impact to the Company's net interest income is as follows:

                                                              $ IN    % OF NET
      SCENARIO                                              MILLIONS INT. INCOME
      --------                                              -------- -----------
      100 basis point rising...............................   $2.9        .66%
      100 basis point falling..............................   (7.4)     (1.70)

  Currently the Company does not have significant risks related to foreign exchange, commodities or equity risk exposures.

IMPACT OF ACCOUNTING STANDARDS

  In January 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 127, "Deferral of the Effective Date of Certain Provisions of FAS Statement 125". SFAS No. 125 provided consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of Statement No. 127 did not have a material effect on the Company's financial statements.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                 SIX MONTHS 1998                 SIX MONTHS 1997
                          ------------------------------- ------------------------------
                                       INTEREST AVG.RATES             INTEREST AVG.RATES
                            AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/
                            BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID
                          -----------  -------- --------- ----------  -------- ---------
                                                  (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $ 2,160,814  $ 84,327    7.87%  $1,738,807  $ 68,488    7.94%
 Construction and
  development...........      237,979     9,916    8.40      211,723     9,022    8.59
 Real estate--business..      942,440    39,461    8.44      783,297    33,342    8.58
 Real estate--personal..    1,217,314    46,485    7.70    1,029,388    40,359    7.91
 Personal banking.......    1,342,874    57,241    8.60    1,276,169    54,704    8.64
 Credit card............      515,377    35,188   13.77      535,319    35,221   13.27
                          -----------  --------   -----   ----------  --------   -----
   Total loans..........    6,416,798   272,618    8.57    5,574,703   241,136    8.72
                          -----------  --------   -----   ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........    1,437,077    44,534    6.25    1,668,522    51,745    6.25
 State & municipal
  obligations (A).......       96,256     3,824    8.01       98,956     3,902    7.95
 CMO's and asset-backed
  securities............      860,762    27,153    6.36      746,287    23,444    6.34
 Trading account
  securities............        9,991       246    4.97        6,916       180    5.26
 Other marketable
  securities (A)........      118,564     3,546    6.03      115,947     3,481    6.05
 Other non-marketable
  securities............       31,363       926    5.95       43,147     1,286    6.01
                          -----------  --------   -----   ----------  --------   -----
   Total investment
    securities..........    2,554,013    80,229    6.33    2,679,775    84,038    6.32
                          -----------  --------   -----   ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      249,700     6,903    5.57      296,420     8,012    5.45
                          -----------  --------   -----   ----------  --------   -----
   Total interest
    earning assets......    9,220,511   359,750    7.87    8,550,898   333,186    7.86
                                       --------   -----               --------   -----
Less allowance for loan
 losses.................     (107,875)                       (99,950)
Unrealized gain on
 investment securities..       58,648                         13,426
Cash and due from banks.      630,674                        600,986
Land, buildings and
 equipment, net.........      216,204                        212,013
Other assets............      211,835                        186,456
                          -----------                     ----------
   Total assets.........  $10,229,997                     $9,463,829
                          ===========                     ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $   314,378     3,757    2.41   $  295,961     3,549    2.42
 Interest bearing
  demand................    3,985,321    66,739    3.38    3,758,152    62,427    3.35
 Time open & C.D.'s of
  less than $100,000....    2,174,831    58,486    5.42    2,144,880    57,340    5.39
 Time open & C.D.'s of
  $100,000 and over.....      237,339     6,462    5.49      204,576     5,354    5.28
                          -----------  --------   -----   ----------  --------   -----
   Total interest
    bearing deposits....    6,711,869   135,444    4.07    6,403,569   128,670    4.05
                          -----------  --------   -----   ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............      508,547    12,773    5.06      424,222    10,291    4.89
 Long-term debt and
  other borrowings......        6,678       249    7.53       13,299       484    7.33
                          -----------  --------   -----   ----------  --------   -----
   Total borrowings.....      515,225    13,022    5.10      437,521    10,775    4.97
                          -----------  --------   -----   ----------  --------   -----
   Total interest
    bearing liabilities.    7,227,094   148,466    4.14%   6,841,090   139,445    4.11%
                                       --------   -----               --------   -----
Non-interest bearing
 demand deposits........    1,877,153                      1,644,689
Other liabilities.......      112,467                         58,092
Stockholders' equity....    1,013,283                        919,958
                          -----------                     ----------
   Total liabilities and
    equity..............  $10,229,997                     $9,463,829
                          ===========                     ==========
Net interest margin
 (T/E)..................               $211,284                       $193,741
                                       ========                       ========
Net yield on interest
 earning assets.........                           4.62%                          4.57%
                                                  =====                          =====

--------

(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                               SECOND QUARTER 1998             SECOND QUARTER 1997
                          ------------------------------- ------------------------------
                                       INTEREST AVG.RATES             INTEREST AVG.RATES
                            AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/
                            BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID
                          -----------  -------- --------- ----------  -------- ---------
                                                  (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $ 2,232,693  $ 43,691    7.85%  $1,778,888  $ 35,649    8.04%
 Construction and
  development...........      241,610     5,009    8.32      231,004     4,974    8.64
 Real estate--business..      948,825    19,876    8.40      802,726    17,258    8.62
 Real estate--personal..    1,250,376    23,591    7.57    1,049,905    20,718    7.91
 Personal banking.......    1,345,300    28,870    8.61    1,286,797    27,731    8.64
 Credit card............      505,593    16,978   13.47      525,039    17,242   13.17
                          -----------  --------   -----   ----------  --------   -----
   Total loans..........    6,524,397   138,015    8.48    5,674,359   123,572    8.73
                          -----------  --------   -----   ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........    1,439,511    22,206    6.19    1,651,765    25,749    6.25
 State & municipal
  obligations (A).......      100,163     1,966    7.87      100,318     2,019    8.07
 CMO's and asset-backed
  securities............      867,915    13,705    6.33      776,697    12,263    6.33
 Trading account
  securities............       11,325       118    6.00        7,445       112    6.03
 Other marketable
  securities (A)........      123,321     1,979    6.44      115,859     1,733    6.00
 Other non-marketable
  securities............       31,455       341    4.35       42,880       684    6.40
                          -----------  --------   -----   ----------  --------   -----
   Total investment
    securities..........    2,573,690    40,315    6.28    2,694,964    42,560    6.33
                          -----------  --------   -----   ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      206,497     2,858    5.55      231,329     3,235    5.61
                          -----------  --------   -----   ----------  --------   -----
   Total interest
    earning assets......    9,304,584   181,188    7.81    8,600,652   169,367    7.90
                                       --------   -----               --------   -----
Less allowance for loan
 losses.................     (109,973)                      (101,856)
Unrealized gain on
 investment securities..       60,349                          3,149
Cash and due from banks.      624,396                        606,699
Land, buildings and
 equipment, net.........      216,839                        213,801
Other assets............      215,009                        190,743
                          -----------                     ----------
   Total assets.........  $10,311,204                     $9,513,188
                          ===========                     ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $   321,854     1,922    2.40   $  306,157     1,857    2.43
 Interest bearing
  demand................    4,014,399    33,751    3.37    3,768,355    31,451    3.35
 Time open & C.D.'s of
  less than $100,000....    2,188,059    29,507    5.41    2,163,150    29,129    5.40
 Time open & C.D.'s of
  $100,000 and over.....      245,489     3,356    5.48      204,539     2,722    5.34
                          -----------  --------   -----   ----------  --------   -----
   Total interest
    bearing deposits....    6,769,801    68,536    4.06    6,442,201    65,159    4.06
                          -----------  --------   -----   ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............      502,729     6,309    5.03      400,799     5,012    5.02
 Long-term debt and
  other borrowings......        6,273       117    7.53       12,797       234    7.33
                          -----------  --------   -----   ----------  --------   -----
   Total borrowings.....      509,002     6,426    5.06      413,596     5,246    5.09
                          -----------  --------   -----   ----------  --------   -----
   Total interest
    bearing liabilities.    7,278,803    74,962    4.13%   6,855,797    70,405    4.12%
                                       --------   -----               --------   -----
Non-interest bearing
 demand deposits........    1,894,598                      1,688,916
Other liabilities.......      109,834                         49,556
Stockholders' equity....    1,027,969                        918,919
                          -----------                     ----------
   Total liabilities and
    equity..............  $10,311,204                     $9,513,188
                          ===========                     ==========
Net interest margin
 (T/E)..................               $106,226                       $ 98,962
                                       ========                       ========
Net yield on interest
 earning assets.........                           4.58%                          4.62%
                                                  =====                          =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

                               INDEX TO EXHIBITS

10(a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan Amendment and Restatement of July 31, 1998

27.1    6/30/98 Financial Data Schedule

27.2    1997 Restated Financial Data Schedules

27.3    1996 Restated Financial Data Schedules

27.4    12/31/95 Restated Financial Data Schedule