Form 10-Q
period 1998-09-30
COMMERCE BANCSHARES INC /MO/
filed 1998-11-13
CIK 22356

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                Yes   X    No

  As of November 5, 1998, the registrant had outstanding 58,637,957 shares of its $5 par value common stock, registrant's only class of common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of September 30, 1998 and December 31, 1997 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

  The consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries and management's discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

    Schedule 1: Consolidated Balance Sheets
    Schedule 2: Consolidated Statements of Income
    Schedule 3: Statement of Changes in Stockholders' Equity
    Schedule 4: Consolidated Statements of Cash Flows
    Schedule 5: Notes to Consolidated Financial Statements
    Schedule 6: Management's Discussion and Analysis of Financial Condition and Results of Operations,
               including Quantitative and Qualitative Disclosures about Market Risk

                          PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

  The exhibit set forth above was filed as part of Form 10-Q with the Securities and Exchange Commission but is not included herein.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMERCE BANCSHARES, INC.

                                          By /s/ J. Daniel Stinnett
                                            ___________________________________
                                           J. Daniel Stinnett
                                           Vice President & Secretary

Date: November 10, 1998

                                          By /s/ Jeffery D. Aberdeen
                                            ___________________________________
                                           Jeffery D. Aberdeen
                                           Controller
                                           (Chief Accounting Officer)

Date: November 10, 1998

                                                                      SCHEDULE 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER
                                                          30       December 31
                                                         1998         1997
                                                      -----------  -----------
                                                      (UNAUDITED)
                                                          (IN THOUSANDS)
ASSETS
Loans, net of unearned income........................ $ 6,765,897  $ 6,224,381
Allowance for loan losses............................    (112,963)    (105,918)
                                                      -----------  -----------
    NET LOANS........................................   6,652,934    6,118,463
                                                      -----------  -----------
Investment securities:
  Available for sale.................................   2,584,264    2,614,040
  Trading account....................................      21,992        6,477
  Other non-marketable...............................      29,865       44,414
                                                      -----------  -----------
    TOTAL INVESTMENT SECURITIES......................   2,636,121    2,664,931
                                                      -----------  -----------
Federal funds sold and securities purchased under
 agreements to resell................................     294,854      132,980
Cash and due from banks..............................     600,137      978,239
Land, buildings and equipment, net...................     217,639      214,209
Goodwill and core deposit premium, net...............      78,490       85,377
Customers' acceptance liability......................       1,677          900
Other assets.........................................     145,735      111,842
                                                      -----------  -----------
    TOTAL ASSETS..................................... $10,627,587  $10,306,941
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand........................ $ 1,460,259  $ 2,124,828
  Savings and interest bearing demand................   4,879,279    4,209,141
  Time open and C.D.'s of less than $100,000.........   2,190,205    2,150,719
  Time open and C.D.'s of $100,000 and over..........     255,835      215,890
                                                      -----------  -----------
    TOTAL DEPOSITS...................................   8,785,578    8,700,578
Federal funds purchased and securities sold under
 agreements to repurchase............................     600,559      512,558
Long-term debt and other borrowings..................      18,973        7,207
Accrued interest, taxes and other liabilities........     182,165      104,914
Acceptances outstanding..............................       1,677          900
                                                      -----------  -----------
    TOTAL LIABILITIES................................   9,588,952    9,326,157
                                                      -----------  -----------
Stockholders' equity:
  Preferred stock, $1 par value.
   Authorized and unissued 2,000,000 shares..........         --           --
  Common stock, $5 par value.
   Authorized 80,000,000 shares, issued 58,645,813
   shares in 1998
   and 58,285,813 shares in 1997.....................     293,229      291,429
  Capital surplus....................................      32,955       48,704
  Retained earnings..................................     718,446      626,387
  Treasury stock of 1,067,441 shares in 1998
   and 315,894 shares in 1997, at cost...............     (52,265)     (14,252)
  Unearned employee benefits.........................        (911)        (601)
  Unrealized securities gains, net...................      47,181       29,117
                                                      -----------  -----------
    TOTAL STOCKHOLDERS' EQUITY.......................   1,038,635      980,784
                                                      -----------  -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....... $10,627,587  $10,306,941
                                                      ===========  ===========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE THREE
                                                MONTHS
                                            ENDED SEPTEMBER  FOR THE NINE MONTHS
                                                  30         ENDED SEPTEMBER 30
                                           ----------------- -------------------
                                             1998     1997     1998      1997
                                           -------- -------- --------- ---------
                                                        (UNAUDITED)
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans...............  $140,403 $129,733 $ 412,463 $ 370,376
Interest on investment securities........    38,529   41,555   117,270   124,051
Interest on federal funds sold and
 securities purchased under agreements to
 resell .................................     4,536    2,398    11,439    10,410
                                           -------- -------- --------- ---------
    TOTAL INTEREST INCOME................   183,468  173,686   541,172   504,837
                                           -------- -------- --------- ---------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand....    36,972   33,782   107,468    99,758
  Time open and C.D.'s of less than
   $100,000..............................    29,782   29,743    88,268    87,083
  Time open and C.D.'s of $100,000 and
   over..................................     3,442    2,915     9,904     8,269
Interest on federal funds purchased and
 securities sold under agreements to
 repurchase..............................     6,591    6,014    19,364    16,305
Interest on long-term debt and other
 borrowings..............................        76      174       293       633
                                           -------- -------- --------- ---------
    TOTAL INTEREST EXPENSE...............    76,863   72,628   225,297   212,048
                                           -------- -------- --------- ---------
    NET INTEREST INCOME..................   106,605  101,058   315,875   292,789
Provision for loan losses................     7,777    7,807    29,903    22,638
                                           -------- -------- --------- ---------
    NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES.....................    98,828   93,251   285,972   270,151
                                           -------- -------- --------- ---------
NON-INTEREST INCOME
Trust fees...............................    12,913   10,508    37,639    29,998
Deposit account charges and other fees...    16,078   14,520    46,185    42,463
Credit card transaction fees.............     9,272    7,628    25,268    20,886
Trading account profits and commissions .     1,976    1,808     6,084     5,395
Net gains on securities transactions.....        87    2,386     6,175     2,708
Other....................................    10,344    9,837    35,019    29,185
                                           -------- -------- --------- ---------
    TOTAL NON-INTEREST INCOME............    50,670   46,687   156,370   130,635
                                           -------- -------- --------- ---------
NON-INTEREST EXPENSE
Salaries and employee benefits ..........    48,644   45,818   147,029   132,524
Net occupancy............................     6,336    5,742    17,995    16,185
Equipment................................     4,567    4,118    13,232    12,196
Supplies and communication...............     7,692    6,276    21,891    18,901
Data processing..........................     7,157    6,341    21,211    17,830
Marketing................................     3,052    3,559     9,290     9,539
Goodwill and core deposit................     2,296    2,444     6,887     7,273
Other....................................    12,201   13,346    38,165    39,203
                                           -------- -------- --------- ---------
    TOTAL NON-INTEREST EXPENSE...........    91,945   87,644   275,700   253,651
                                           -------- -------- --------- ---------
Income before income taxes...............    57,553   52,294   166,642   147,135
Less income taxes........................    19,839   18,072    56,951    51,181
                                           -------- -------- --------- ---------
    NET INCOME...........................  $ 37,714 $ 34,222 $ 109,691 $  95,954
                                           ======== ======== ========= =========
Net income per share--basic .............  $    .66 $    .59 $    1.89 $    1.64
                                           ======== ======== ========= =========
Net income per share--diluted ...........  $    .64 $    .58 $    1.85 $    1.62
                                           ======== ======== ========= =========
Cash dividends per common share..........  $   .145 $   .130 $    .435 $    .390
                                           ======== ======== ========= =========

                See accompanying notes to financial statements.

                                                                      SCHEDULE 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                          NUMBER OF                                        UNEARNED UNREALIZED
                            SHARES    COMMON  CAPITAL  RETAINED  TREASURY  EMPLOYEE SECURITIES
                            ISSUED    STOCK   SURPLUS  EARNINGS   STOCK    BENEFITS GAINS, NET   TOTAL
                          ---------- -------- -------  --------  --------  -------- ---------- ----------
                                                          (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1998.  58,285,813 $291,429 $48,704  $626,387  $(14,252)  $(601)   $29,117   $  980,784
 Net income.............                                109,691                                   109,691
 Change in unrealized
  securities gains, net.                                                              17,925       17,925
 Acquisition............     360,000    1,800 (11,346)    7,639    16,101                139       14,333
 Purchase of treasury
  stock.................                                          (63,692)                        (63,692)
 Sales under option and
  benefit plans.........                       (4,414)              9,079                           4,665
 Issuance of stock under
  restricted stock award
  plan..................                           11                 499    (510)                    --
 Restricted stock award
  amortization..........                                                      200                     200
 Cash dividends paid
  ($.435 per share).....                                (25,271)                                  (25,271)
                          ---------- -------- -------  --------  --------   -----    -------   ----------
BALANCE SEPTEMBER 30,
 1998...................  58,645,813 $293,229 $32,955  $718,446  $(52,265)  $(911)   $47,181   $1,038,635
                          ========== ======== =======  ========  ========   =====    =======   ==========



                See accompanying notes to financial statements.

                                                                     SCHEDULE 4

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..............................................  $ 109,691  $  95,954
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses.............................     29,903     22,638
  Provision for depreciation and amortization...........     24,201     22,688
  Accretion of investment security discounts............     (3,186)    (4,298)
  Amortization of investment security premiums .........      5,967      7,109
  Net gains on sales of investment securities (A) ......     (6,175)    (2,708)
  Net (increase) decrease in trading account securities.    (11,833)     1,152
  Decrease in interest receivable.......................      3,022      4,280
  Increase in interest payable..........................      1,439        180
  Other changes, net....................................    (10,772)    11,946
                                                          ---------  ---------
    Net cash provided by operating activities...........    142,257    158,941
                                                          ---------  ---------
INVESTING ACTIVITIES:
Net cash received in acquisitions.......................      4,044      6,200
Proceeds from sales of investment securities (A)........    269,520    389,065
Proceeds from maturities of investment securities (A)...    783,400    698,430
Purchases of investment securities (A)..................   (895,818)  (918,288)
Net (increase) decrease in federal funds sold and
 securities purchased
 under agreements to resell.............................   (153,649)   242,095
Net increase in loans...................................   (504,108)  (480,307)
Purchases of premises and equipment.....................    (22,208)   (21,161)
Sales of premises and equipment.........................      5,163      7,312
                                                          ---------  ---------
    Net cash used by investing activities...............   (513,656)   (76,654)
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand,
 savings,
 and interest bearing demand deposits...................    (40,427)    54,897
Net increase (decrease) in time open and C.D.'s.........     21,293    (25,472)
Net increase (decrease) in federal funds purchased and
 securities sold
 under agreements to repurchase ........................     86,185    (49,119)
Repayment of long-term debt.............................     (3,440)    (3,952)
Additional borrowings...................................     15,245        --
Purchases of treasury stock.............................    (62,554)   (67,323)
Issuance under stock purchase, option and benefit plans.      2,266        586
Cash dividends paid on common stock ....................    (25,271)   (22,850)
                                                          ---------  ---------
    Net cash used by financing activities ..............     (6,703)  (113,233)
                                                          ---------  ---------
    Decrease in cash and cash equivalents...............   (378,102)   (30,946)
Cash and cash equivalents at beginning of year..........    978,239    833,260
                                                          ---------  ---------
    Cash and cash equivalents at September 30 ..........  $ 600,137  $ 802,314
                                                          =========  =========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Net cash payments of income taxes for the nine month period were $44,922,000 in 1998 and $36,608,000 in 1997. Interest paid on deposits and borrowings for the nine month period was $223,732,000 in 1998 and $211,715,000 in 1997.

                See accompanying notes to financial statements.

                                                                     SCHEDULE 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

                                  (UNAUDITED)

1. PRINCIPLES OF CONSOLIDATION AND PRESENTATION

  The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1997 data to conform to current year presentation. Results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of results to be attained for any other period.

  The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1997 Annual Report to stockholders to which reference is made.

2. ALLOWANCE FOR LOAN LOSSES

  The following is a summary of the allowance for loan losses.

                                              FOR THE THREE     FOR THE NINE
                                              MONTHS ENDED      MONTHS ENDED
                                              SEPTEMBER 30      SEPTEMBER 30
                                            ----------------- -----------------
                                              1998     1997     1998     1997
                                            -------- -------- -------- --------
                                                      (IN THOUSANDS)
      Balance, beginning of period......... $112,990 $103,730 $105,918 $ 98,223
                                            -------- -------- -------- --------
      Additions:
        Provision for loan losses..........    7,777    7,807   29,903   22,638
        Allowance for loan losses of
         acquired banks....................      --       954      964    4,275
                                            -------- -------- -------- --------
          Total additions..................    7,777    8,761   30,867   26,913
                                            -------- -------- -------- --------
      Deductions:
        Loan losses........................   10,594    9,101   31,550   26,031
        Less recoveries on loans...........    2,790    2,095    7,728    6,380
                                            -------- -------- -------- --------
          Net loan losses..................    7,804    7,006   23,822   19,651
                                            -------- -------- -------- --------
      Balance, September 30................ $112,963 $105,485 $112,963 $105,485
                                            ======== ======== ======== ========

  At September 30, 1998, non-performing assets were $42,069,000, which was .62% of total loans and .40% of total assets. This balance consisted of
$18,804,000 in loans not accruing interest, $21,393,000 in loans past due 90 days and still accruing interest, and $1,872,000 in foreclosed real estate.

3. INVESTMENT SECURITIES

  Investment securities, at fair value, consist of the following at September 30, 1998 and December 31, 1997.

                                                         SEPTEMBER 30  December
                                                             1998      31 1997
                                                         ------------ ----------
                                                             (IN THOUSANDS)
      Available for sale:
        U.S. government and federal agency obligations.   $1,431,800  $1,461,593
        State and municipal obligations................      102,941      94,115
        CMO's and asset-backed securities..............      890,534     837,056
        Other debt securities..........................      116,395     173,972
        Equity securities..............................       42,594      47,304
      Trading account securities.......................       21,992       6,477
      Other non-marketable securities..................       29,865      44,414
                                                          ----------  ----------
          Total investment securities..................   $2,636,121  $2,664,931
                                                          ==========  ==========

4. COMMON STOCK

  The shares used in the calculation of basic and diluted income per share are shown below.

                                                    FOR THE THREE FOR THE NINE
                                                    MONTHS ENDED  MONTHS ENDED
                                                    SEPTEMBER 30  SEPTEMBER 30
                                                    ------------- -------------
                                                     1998   1997   1998   1997
                                                    ------ ------ ------ ------
                                                          (IN THOUSANDS)
      Weighted average common shares outstanding... 57,865 58,386 58,147 58,520
      Stock options................................    917    805  1,006    712
                                                    ------ ------ ------ ------
                                                    58,782 59,191 59,153 59,232
                                                    ====== ====== ====== ======

  On February 6, 1998, the Board of Directors declared a three for two stock split, effected in the form of a stock dividend, on the Company's $5 par common stock. Accordingly, the number of shares issued was increased from 39,097,209 to 58,645,813. All share and per share data in this report have been restated to reflect the stock split.

5. ACQUISITION ACTIVITY

  On March 1, 1998, the Company completed its acquisition of City National Bank of Pittsburg, Kansas, with assets of $120 million. On November 1, 1998, the Company acquired Columbus State Bank, Columbus, Kansas, Fidelity State Bank, Garden City, Kansas, and Heritage Bank, Olathe, Kansas. These banks have combined assets of approximately $310 million and eleven locations. The acquisitions were accounted for as pooling of interests transactions and will not have a material impact on the Company's financial statements.

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

                                                                FOR THE NINE
                                        FOR THE THREE MONTHS    MONTHS ENDED
                                         ENDED SEPTEMBER 30     SEPTEMBER 30
                                        --------------------- -----------------
                                           1998       1997      1998     1997
                                        ---------- ---------- -------- --------
                                                    (IN THOUSANDS)
      Net income....................... $   37,714 $   34,222 $109,691 $ 95,954
      Change in unrealized gains
       (losses), net...................     12,086     11,245   17,925    9,023
                                        ---------- ---------- -------- --------
      Comprehensive income............. $   49,800 $   45,467 $127,616 $104,977
                                        ========== ========== ======== ========

                                                                     SCHEDULE 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SEPTEMBER 30, 1998

                                  (UNAUDITED)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1997 Annual Report on Form 10-K. Results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of results to be attained for any other period.

                                         THREE MONTHS          NINE MONTHS
                                      ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                      -------------------- --------------------
                                        1998       1997      1998       1997
                                      ---------  --------- ---------  ---------
      PER SHARE DATA
        Net income--basic...........  $     .66  $    .59  $    1.89  $    1.64
        Net income--diluted.........        .64       .58       1.85       1.62
        Cash dividends..............       .145      .130       .435       .390
        Book value..................                           18.04      16.65
        Market price................                           39.38      37.38
      SELECTED RATIOS
      (Based on average balance
       sheets)
        Loans to deposits...........      76.09%    72.00%     75.18%     70.20%
        Non-interest bearing
         deposits to total deposits.      15.07     21.85      19.54      20.92
        Equity to loans.............      15.40     15.95      15.66      16.31
        Equity to deposits..........      11.72     11.49      11.77      11.45
        Equity to total assets......       9.81      9.71       9.87       9.72
        Return on total assets......       1.43      1.39       1.42       1.34
        Return on realized
         stockholders' equity.......      15.14     14.62      14.95      13.99
        Return on total
         stockholders' equity.......      14.62     14.32      14.42      13.80
      (Based on end-of-period data)
        Efficiency ratio............      57.03     58.61      57.68      58.56
        Tier I capital ratio........                           12.11      12.66
        Total capital ratio.........                           13.38      13.78
        Leverage ratio..............                            8.89       8.92

SUMMARY

  Consolidated net income for the third quarter of 1998 was $37.7 million; a $3.5 million or 10.2% increase over the third quarter of 1997. Diluted earnings per share increased 10.3% to $.64 for the third quarter of 1998 compared to $.58 for the third quarter of 1997. The third quarter of 1998 was the Company's tenth consecutive quarter of double-digit growth in earnings per share. Return on average assets for the quarter was 1.43% compared to 1.39% last year. Return on average realized stockholders' equity for the third quarter was 15.14% compared to 14.62% last year. The Company's efficiency ratio was 57.03% for the third quarter of 1998.

  Consolidated net income for the first nine months of 1998 was $109.7 million, a 14.3% increase over the first nine months of 1997. Diluted earnings per share was $1.85 compared to $1.62 last year. Compared to last year, net interest income increased 7.9%, non-interest income increased 19.7%, and non-interest expense increased 8.7%. Year to date average loans have grown by 13.9%.

  A three for two stock split in the form of a 50% stock dividend was distributed on March 30, 1998. All share and per share data in this report have been restated to reflect the stock split. The fifth annual consecutive 5% stock dividend was declared October 2, 1998, payable December 18, 1998.

  The Company completed its acquisition of City National Bank of Pittsburg, Kansas on March 1, 1998. The bank has four locations and approximately $120 million in assets. Stock valued at $34.3 million was exchanged in the transaction. On November 1, 1998, the Company acquired the Kansas banks of Columbus State Bank, Fidelity State Bank in Garden City, and Heritage Bank of Olathe. The banks have combined assets of approximately $310 million and eleven locations. Stock valued at $49.7 million was exchanged. The above acquisitions did not have a material impact on the financial statements of the Company.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                              THREE MONTHS ENDED               NINE MONTHS ENDED
                          SEPTEMBER 30, 1998 VS. 1997     SEPTEMBER 30, 1998 VS. 1997
                         -------------------------------  ------------------------------
                            CHANGE DUE TO                   CHANGE DUE TO
                         --------------------             --------------------
                          AVERAGE    AVERAGE               AVERAGE   AVERAGE
                          VOLUME      RATE       TOTAL     VOLUME      RATE      TOTAL
                         ---------  ---------  ---------  ---------  --------- ---------
                                               (IN THOUSANDS)
INTEREST INCOME, FULLY
 TAXABLE EQUIVALENT
 BASIS:
  Loans................. $  13,959  $  (3,281) $  10,678  $  48,031  $ (5,871) $  42,160
  Investment securities:
    U.S. government and
     federal agency
     securities.........    (3,161)      (490)    (3,651)   (10,334)     (528)   (10,862)
    State and municipal
     obligations........         7         71         78        (98)       98        --
    Other securities....       642        (78)       564      4,047        (3)     4,044
  Federal funds sold and
   securities purchased
   under agreements to
   resell...............     2,308       (170)     2,138        908       121      1,029
                         ---------  ---------  ---------  ---------  --------  ---------
      Total interest
       income...........    13,755     (3,948)     9,807     42,554    (6,183)    36,371
                         ---------  ---------  ---------  ---------  --------  ---------
INTEREST EXPENSE:
  Deposits:
    Savings.............        56        (35)        21        277       (48)       229
    Interest bearing
     demand.............     7,777     (4,608)     3,169     11,374    (3,893)     7,481
    Time open & C.D.'s
     of less than
     $100,000...........        84        (45)        39      1,074       111      1,185
    Time open & C.D.'s
     of $100,000 and
     over...............       507         20        527      1,460       175      1,635
  Federal funds
   purchased and
   securities sold under
   agreements to
   repurchase...........       573          4        577      2,554       505      3,059
  Long-term debt and
   other borrowings.....        68       (182)      (114)      (173)     (176)      (349)
                         ---------  ---------  ---------  ---------  --------  ---------
      Total interest
       expense..........     9,065     (4,846)     4,219     16,566    (3,326)    13,240
                         ---------  ---------  ---------  ---------  --------  ---------
NET INTEREST INCOME,
 FULLY TAXABLE
 EQUIVALENT BASIS....... $   4,690  $     898  $   5,588  $  25,988  $ (2,857) $  23,131
                         =========  =========  =========  =========  ========  =========

  Net interest income for the third quarter of 1998 was $106.6 million, a 5.5% increase over the third quarter of 1997, and for the first nine months was $315.9 million, a 7.9% increase over last year. For the quarter, the tax equivalent net interest rate margin was 4.51% compared with 4.61% last year, while the nine month margin was 4.58% in 1998 and 1997.

  Total interest income increased $9.8 million, or 5.6%, over the third quarter of 1997 and increased $36.3 million, or 7.2%, over the first nine months of 1997. The increases were mainly due to higher loan demand, with average balances increasing $700.8 million on a quarterly comparison and $794.5 million year to date. Partially offsetting the increases were declines in average rates earned on loans and decreases in average balances invested in U.S. government and federal agency securities. The average tax equivalent yield on interest earning assets was 7.72% for the third quarter of 1998 compared to 7.90% last year. The nine month yield decreased slightly from 7.87% in 1997 to 7.82% in 1998.

  Total interest expense (net of capitalized interest) increased $4.2 million, or 5.8%, compared to the third quarter of 1997 and increased $13.2 million, or 6.2%, over the first nine months of 1997. A significant portion of the increase was due to growth in the Company's Premium Money Market deposit accounts, partially offset by lower rates paid on other interest bearing demand deposits. The average cost of funds was 3.83% for the third quarter of 1998 and 4.15% for the third quarter of 1997. Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first nine months of 1998 increased 6.5% compared to the same period last year. Core deposits supported 92% of average earning assets in 1998.

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

                                           SEPTEMBER 30, 1998 December 31, 1997
                                           ------------------ -----------------
                                                      (IN THOUSANDS)
      Non-accrual loans...................      $18,804            $23,382
      Past due 90 days and still accruing
       interest...........................       21,393             24,383
                                                -------            -------
        Total impaired loans..............       40,197             47,765
      Foreclosed real estate..............        1,872                994
                                                -------            -------
        Total non-performing assets.......      $42,069            $48,759
                                                =======            =======
      Non-performing assets to total
       loans..............................          .62%               .78%
      Non-performing assets to total
       assets.............................          .40%               .47%

  The level of non-performing assets decreased $6.7 million, or 13.7%, from year end 1997 totals. Most of the decrease occurred in the non-accrual loan category. Non-accrual loans at September 30, 1998 consisted mainly of construction and land development loans ($8.1 million), business loans ($5.9 million) and business real estate loans ($3.5 million). Loans which were 90 or more days past due included credit card loans of $7.0 million, business loans of $5.0 million and business real estate loans of $3.7 million.

  A subsidiary bank issues Visa and MasterCard credit cards, and credit card loans outstanding were $507.5 million at September 30, 1998. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $15.6 million, or 3.1% of credit card loans at September 30, 1998. The annualized net charge-off ratio for credit card loans was 3.93% for the first nine months of 1998 compared to 3.84% for the first nine months of 1997. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

PROVISION/ALLOWANCE FOR LOAN LOSSES

                                                                      NINE MONTHS ENDED
                                      THREE MONTHS ENDED                SEPTEMBER 30
                          ------------------------------------------- ------------------
                          June 30, 1998 SEPT. 30, 1998 Sept. 30, 1997   1998      1997
                          ------------- -------------- -------------- --------  --------
                                             (DOLLARS IN THOUSANDS)
Provision for loan
 losses.................     $11,410        $7,777         $7,807     $ 29,903  $ 22,638
Net charge-offs.........       6,989         7,804          7,006       23,822    19,651
Net annualized charge-
 offs as a percentage of
 average loans..........         .43%          .47%           .47%         .49%      .46%

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. The allowance for loan losses as a percentage of loans outstanding was 1.67% at September 30, 1998, compared to 1.70% at year-end 1997 and 1.73% at September 30, 1997. The allowance at September 30, 1998 was 269% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio.

NON-INTEREST INCOME

                            THREE MONTHS ENDED          NINE MONTHS ENDED
                               SEPTEMBER 30                SEPTEMBER 30
                         -------------------------- ----------------------------
                          1998     1997    % Change   1998      1997    % Change
                         -------  -------  -------- --------  --------  --------
                                       (DOLLARS IN THOUSANDS)
Trust fees.............. $12,913  $10,508    22.9%  $ 37,639  $ 29,998    25.5%
Deposit account charges
 and other fees.........  16,078   14,520    10.7     46,185    42,463     8.8
Credit card transaction
 fees...................   9,272    7,628    21.6     25,268    20,886    21.0
Trading account profits
 and commissions........   1,976    1,808     9.3      6,084     5,395    12.8
Net gains on securities
 transactions...........      87    2,386   (96.4)     6,175     2,708   128.0
Other...................  10,344    9,837     5.2     35,019    29,185    20.0
                         -------  -------           --------  --------
  TOTAL NON-INTEREST
   INCOME............... $50,670  $46,687     8.5   $156,370  $130,635    19.7
                         =======  =======           ========  ========
As a % of operating
 income (net interest
 income plus non-
 interest income).......    32.2%    31.6%              33.1%     30.9%
                         =======  =======           ========  ========

  Non-interest income rose 19.7% over the first nine months of last year and 8.5% over the third quarter of last year. Trust fees increased $7.6 million over the nine months of 1997 and $2.4 million over the third quarter of 1997, mainly due to account growth and increases in the value of assets managed. Growth in merchant income and sales volume contributed to increases in credit card transaction fees of $4.4 million over the nine months of 1997 and $1.6 million over the third quarter of 1997. Deposit account charges rose $3.7 million over the nine months of 1997 and $1.6 million over the third quarter of 1997. Sales of debt securities by the affiliate banks and sales of equity securities by the Parent and a venture capital subsidiary resulted in a $3.5 million increase in securities gains over the prior nine month period.

NON-INTEREST EXPENSE

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30              SEPTEMBER 30
                             ------------------------ --------------------------
                              1998    1997   % Change   1998     1997   % Change
                             ------- ------- -------- -------- -------- --------
                                           (DOLLARS IN THOUSANDS)
Salaries and employee
 benefits..................  $48,644 $45,818    6.2%  $147,029 $132,524   10.9%
Net occupancy..............    6,336   5,742   10.3     17,995   16,185   11.2
Equipment..................    4,567   4,118   10.9     13,232   12,196    8.5
Supplies and communication.    7,692   6,276   22.6     21,891   18,901   15.8
Data processing............    7,157   6,341   12.9     21,211   17,830   19.0
Marketing..................    3,052   3,559  (14.2)     9,290    9,539   (2.6)
Goodwill and core deposit..    2,296   2,444   (6.1)     6,887    7,273   (5.3)
Other......................   12,201  13,346   (8.6)    38,165   39,203   (2.6)
                             ------- -------          -------- --------
  TOTAL NON-INTEREST
   EXPENSE.................  $91,945 $87,644    4.9   $275,700 $253,651    8.7
                             ======= =======          ======== ========
Full-time equivalent
 employees.................    5,247   5,066    3.6      5,184    4,959    4.5
                             ======= =======          ======== ========

  Non-interest expense rose $22.0 million, or 8.7%, compared to the first nine months of 1997 and increased $4.3 million, or 4.9%, compared to the third quarter of 1997. Salaries and employee benefits increased $14.5 million over the first nine months of 1997 and increased $2.8 million over the third quarter of 1997. Incentive compensation on new business, additional employees and merit increases contributed to the salary increases. Supplies and communication expense increased $3.0 million over the first nine months of 1997 and increased $1.4 million over the third quarter of 1997, and included increases in office supplies, telephone, postage and courier expense. Data processing expense increased $3.4 million and $816 thousand over the 1997 year and quarter to date periods, partly because of higher charges by information service providers. The efficiency ratio was 57.03% in the third quarter of 1998 compared to 58.61% in the third quarter of 1997 and 58.26% in the second quarter of 1998.

YEAR 2000 READINESS DISCLOSURE*

 Introduction

  A comprehensive plan to attain Year 2000 compliance has been developed and the process of assessment, renovation, validation and implementation is underway for all major financial, operational and information systems. Year 2000 compliance generally means that computers and embedded computer chips will distinguish between the year 1900 and the year 2000. The plan encompasses two main areas of operation, the Information Services Project, which includes centralized equipment and systems, and the Corporate Business Unit Project, which includes decentralized systems such as elevators, environmental systems, alarms, vaults, personal computers and related software and systems. These projects have four general phases: (1) assessment, which includes inventorying business processes and elements that must be modified, identifying resource needs, establishing priorities and time frames, and evaluating vendor and customer efforts; (2) renovation, which includes the modification, replacement or elimination of items that are determined not to be year 2000 compliant; (3) validation, which is the testing of items by simulating date and data conditions for the Year 2000; and (4) implementation, which involves putting the renovated systems and equipment into operation. In addition, the Company plans integrated implementation to ensure that validated items operate correctly in relation with one another.

  Year 2000 planning began in 1996 and has been an ongoing process. The Company and its subsidiaries are subject to regulatory examinations by various external regulatory agencies, including the Federal Reserve and the Office of the Comptroller of the Currency. These regulatory agencies have adopted and implemented

--------
  *This statement is made pursuant to the Year 2000 Information and Readiness Disclosure Act. This statement originated from the Company and concerns (1) assessments, projections, or estimates of year 2000 processing capabilities;
  (2) plans, objectives, or timetables for implementing or verifying year 2000 processing capabilities; (3) test plans, dates, or results; and/or (4) reviews and comments concerning year 2000 processing capabilities as defined by the Act.

regulations that require the Company to address, on a priority basis, the Year 2000 problem. Regulatory examinations have included a review of the Company's Year 2000 efforts. These regulatory agencies will continue to perform frequent, periodic examinations to assess the Company's compliance with regulatory requirements.

 State of Readiness

  Both the Information Services and the Corporate Business Unit Projects have completed the assessment phase for both internal and vendor-supplied items. The renovation, validation, and implementation phases are currently in progress. Mission critical items (defined to be those programs and processes that are essential to activities which present significant financial risk or risk in reputation) have been identified in the assessment phase. At September 30, 1998, approximately 33% of mission critical items in the two projects were in the renovation phase, 20% of mission critical items were in the validation phase, and 47% of mission critical items had been implemented. These percentages refer to individual systems or hardware and are not necessarily indicative of time or money spent. The Company currently expects to substantially complete both renovation and validation of internal mission critical systems by December 31, 1998, with implementation currently anticipated to occur by March 31, 1999. The additional step of integrated implementation, running related and interdependent programs in sequence, will then begin as the individual systems are implemented.

  The Company interfaces with many third parties, including customers, supply vendors, service providers, and counterparties. Some of its major systems are provided by third parties. In 1996, the Company began its communication with significant third parties to determine the extent to which the Company may be affected by those third parties' failure to remediate their own Year 2000 issues. The Company will continue to monitor the progress of third party testing and implementation procedures throughout 1999. The Company cannot at present determine the financial effect if significant third party remediation efforts fail.

 Costs to Address Year 2000 Issues

  The total cost of the Company's Year 2000 project is currently estimated to range between $4 and $5 million. Since inception through September 30, 1998, the cost has totaled approximately $1.4 million. This cost does not include computer equipment and software that is replaced within scheduled time frames in the normal course of business. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing Company resources. System renovation costs for the Company are relatively low because a significant portion of the Company's software is vendor-supplied.

 Risks of Company's Year 2000 Issues

  The Company's estimate of Year 2000 project costs and the dates set forth above by which certain phases of the project are expected to be completed are based on management's best current estimates. Actual results could differ from those anticipated. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition due to the general uncertainty inherent in the Year 2000 problem. The Company believes that, with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions and failures of normal operations should be reduced.

 Year 2000 Contingency Plans

  The Company began contingency planning in mid-1997 to address the risk of a significant Year 2000 failure. At September 30, 1998, contingency plans had been developed for mission critical items, and these plans continue to be reevaluated and improved. Most of the contingency plans involve development of manual procedures or use of alternate systems. Viable contingency plans are difficult to develop for certain third party failures, especially in the financial market and utility infrastructures.

  Readers are cautioned that forward-looking statements contained in the Year 2000 discussion above should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995".

LIQUIDITY AND CAPITAL RESOURCES

  The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $114.7 million at September 30, 1998 compared to $92.4 million at December 31, 1997. Included in the fair values were unrealized net gains of $23.6 million at September 30, 1998 and $20.7 million at December 31, 1997. The Parent's liabilities totaled $23.4 million at September 30, 1998, compared to $89.6 million at June 30, 1998 and $10.6 million at December 31, 1997. Liabilities at June 30, 1998 included $72.6 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. These advances were repaid from subsidiary bank holding company dividend proceeds in the third quarter, and have a balance of $5.6 million at September 30, 1998. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1998. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.74 billion at September 30, 1998 and $2.66 billion at December 31, 1997. The available for sale bank portfolio included an unrealized net gain in fair value of $52.7 million at September 30, 1998 compared to an unrealized net gain of $20.0 million at December 31, 1997. U.S. government and federal agency securities comprised 58% and CMO's and asset-backed securities comprised 36% of the banking subsidiaries' available for sale portfolio at September 30, 1998. The estimated average maturity of the available for sale investment portfolio was
2.5 years at September 30, 1998 and 2.6 years at December 31, 1997.

  In February 1998, the Board of Directors announced the approval of additional purchases of the Company's common stock, bringing the total purchase authorization to 3,000,000 shares. At September 30, 1998, the Company had acquired 1,064,416 shares under this authorization. The Company has routinely used these reacquired shares to fund annual stock dividends and employee benefit programs.

  The Company had an equity to asset ratio of 9.87% based on 1998 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                                                 MIN. RATIOS FOR
                                       SEPTEMBER 30 DECEMBER 31  WELL-CAPITALIZED
                                           1998        1997           BANKS
                                       ------------ -----------  ----------------
                                        (DOLLARS IN THOUSANDS)
      Risk-Adjusted Assets............  $7,553,427  $7,178,225
      Tier I Capital..................     914,860     868,535
      Total Capital...................   1,010,886     949,291
      Tier I Capital Ratio............       12.11%      12.10%        6.00%
      Total Capital Ratio.............       13.38%      13.22%       10.00%
      Leverage Ratio..................        8.89%       8.81%        5.00%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $600.1 million at September 30, 1998, a decrease of $378.1 million from December 31, 1997. Contributing to the net cash outflow were a $504.1 million increase in loans, net of repayments, a $153.6 million increase in federal funds and resell agreements, and treasury stock purchases of $62.6 million. Partially offsetting these net outflows were $157.1 million in maturities and sales of investment securities, net of purchases, and $142.3 million generated from operating activities. Total assets increased $320.6 million over December 31, 1997.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.66 billion, standby letters of credit totaled $232.1 million, and commercial letters of credit totaled $21.5 million at September 30, 1998. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $393.8 million at September 30, 1998. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $6.0 million at September 30, 1998. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect the Company's decisions on pricing its assets and liabilities which impacts net interest income, a significant cash flow source for the Company. As a result, a substantial portion of the Company's risk management activities relates to managing interest rate risk.

  The Company's Asset/Liability Management Committee monitors the interest rate sensitivity of the Company's balance sheet monthly using earnings simulation models and interest sensitivity GAP analysis. Using these tools, management attempts to optimize the asset/liability mix to minimize the impacts of significant rate movements within a broad range of interest rate scenarios.

  One set of simulation models is prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at September 30, 1998 for the twelve month projection. When this position is subjected to a graduated shift in interest rates of 100 basis points rising and 100 basis points falling, the annual impact to the Company's net interest income is as follows:

                                                              $ IN    % OF NET
      SCENARIO                                              MILLIONS INT. INCOME
      --------                                              -------- -----------
      100 basis points rising..............................   $4.8      1.07%
      100 basis points falling.............................   (1.2)     (.27)

  Currently, the Company does not have significant risks related to foreign exchange, commodities or equity risk exposures.

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

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", will be adopted January 1, 2000. It establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives must be measured at fair value and recognized as either assets or liabilities. The Company's volume and activity in the derivatives market is low, and it does not expect the adoption of SFAS 133 to have a material effect on the financial statements.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This report contains "forward-looking statements" within the meaning of the federal securities laws. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 NINE MONTHS 1998                 NINE MONTHS 1997
                          -------------------------------- -------------------------------
                                       INTEREST AVG. RATES             INTEREST AVG. RATES
                            AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                            BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          -----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $ 2,181,961  $128,000    7.84%   $1,782,825  $105,850    7.94%
 Construction and
  development...........      241,561    15,079    8.35       242,912    15,643    8.61
 Real estate--business..      946,610    59,441    8.40       803,068    51,468    8.57
 Real estate--personal..    1,238,250    70,243    7.58     1,045,829    61,747    7.89
 Personal banking.......    1,372,536    88,437    8.61     1,292,420    83,243    8.61
 Credit card............      512,815    52,094   13.58       532,202    53,183   13.36
                          -----------  --------   -----    ----------  --------   -----
   Total loans..........    6,493,733   413,294    8.51     5,699,256   371,134    8.71
                          -----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........    1,420,763    65,924    6.20     1,641,828    76,786    6.25
 State & municipal
  obligations (A).......       98,079     5,854    7.98        99,752     5,854    7.85
 CMO's and asset-backed
  securities............      859,149    40,644    6.32       772,528    36,513    6.32
 Trading account
  securities............       10,891       408    5.01         7,843       316    5.38
 Other marketable
  securities (A)........      118,363     5,299    5.99       110,901     4,981    6.00
 Other non-marketable
  securities............       31,645     1,405    5.94        43,140     1,902    5.89
                          -----------  --------   -----    ----------  --------   -----
   Total investment
    securities..........    2,538,890   119,534    6.29     2,675,992   126,352    6.31
                          -----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      275,195    11,439    5.56       252,418    10,410    5.51
                          -----------  --------   -----    ----------  --------   -----
   Total interest
    earning assets......    9,307,818   544,267    7.82     8,627,666   507,896    7.87
                                       --------   -----                --------   -----
Less allowance for loan
 losses.................     (109,343)                       (101,152)
Unrealized gain on
 investment securities..       58,623                          19,925
Cash and due from banks.      607,309                         621,282
Land, buildings and
 equipment, net.........      216,928                         212,912
Other assets............      215,095                         185,436
                          -----------                      ----------
   Total assets.........  $10,296,430                      $9,566,069
                          ===========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $   315,489     5,671    2.40    $  300,177     5,442    2.42
 Interest bearing
  demand................    4,212,577   101,797    3.23     3,754,341    94,316    3.36
 Time open & C.D.'s of
  less than $100,000....    2,180,206    88,268    5.41     2,158,266    87,083    5.39
 Time open & C.D.'s of
  $100,000 and over.....      241,324     9,904    5.49       207,169     8,269    5.34
                          -----------  --------   -----    ----------  --------   -----
   Total interest
    bearing deposits....    6,949,596   205,640    3.96     6,419,953   195,110    4.06
                          -----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............      516,094    19,364    5.02       444,607    16,305    4.90
 Long-term debt and
  other borrowings......        9,144       325    4.75        12,290       674    7.33
                          -----------  --------   -----    ----------  --------   -----
   Total borrowings.....      525,238    19,689    5.01       456,897    16,979    4.97
                          -----------  --------   -----    ----------  --------   -----
   Total interest
    bearing liabilities.    7,474,834   225,329    4.03%    6,876,850   212,089    4.12%
                                       --------   -----                --------   -----
Non-interest bearing
 demand deposits........    1,688,182                       1,698,485
Other liabilities.......      116,724                          61,198
Stockholders' equity....    1,016,690                         929,536
                          -----------                      ----------
   Total liabilities and
    equity..............  $10,296,430                      $9,566,069
                          ===========                      ==========
Net interest margin
 (T/E)..................               $318,938                        $295,807
                                       ========                        ========
Net yield on interest
 earning assets.........                           4.58%                           4.58%
                                                  =====                           =====

--------

(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                THIRD QUARTER 1998               THIRD QUARTER 1997
                          -------------------------------- -------------------------------
                                       INTEREST AVG. RATES             INTEREST AVG. RATES
                            AVERAGE    INCOME/   EARNED/    AVERAGE    INCOME/   EARNED/
                            BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                          -----------  -------- ---------- ----------  -------- ----------
                                                   (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
 Business (A)...........  $ 2,223,565  $ 43,673    7.79%   $1,869,426  $ 37,362    7.93%
 Construction and
  development...........      248,608     5,163    8.24       304,273     6,621    8.63
 Real estate--business..      954,814    19,980    8.30       841,965    18,126    8.54
 Real estate--personal..    1,279,439    23,758    7.37     1,078,175    21,388    7.87
 Personal banking.......    1,430,893    31,196    8.65     1,324,392    28,539    8.55
 Credit card............      507,775    16,906   13.21       526,070    17,962   13.55
                          -----------  --------   -----    ----------  --------   -----
   Total loans..........    6,645,094   140,676    8.40     5,944,301   129,998    8.68
                          -----------  --------   -----    ----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........    1,388,667    21,390    6.11     1,589,310    25,041    6.25
 State & municipal
  obligations (A).......      101,665     2,030    7.92       101,318     1,952    7.64
 CMO's and asset-backed
  securities............      855,975    13,491    6.25       824,154    13,069    6.29
 Trading account
  securities............       12,662       162    6.00         9,667       136    5.58
 Other marketable
  securities (A)........      117,968     1,753    5.90       100,974     1,500    5.89
 Other non-marketable
  securities............       32,200       479    5.90        43,126       616    5.67
                          -----------  --------   -----    ----------  --------   -----
   Total investment
    securities..........    2,509,137    39,305    6.21     2,668,549    42,314    6.29
                          -----------  --------   -----    ----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      325,354     4,536    5.53       165,849     2,398    5.74
                          -----------  --------   -----    ----------  --------   -----
   Total interest
    earning assets......    9,479,585   184,517    7.72     8,778,699   174,710    7.90
                                       --------   -----                --------   -----
Less allowance for loan
 losses.................     (112,231)                       (103,517)
Unrealized gain on
 investment securities..       58,574                          32,711
Cash and due from banks.      561,341                         661,212
Land, buildings and
 equipment, net.........      218,352                         214,681
Other assets............      221,509                         183,429
                          -----------                      ----------
   Total assets.........  $10,427,130                      $9,767,215
                          ===========                      ==========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $   317,675     1,914    2.39    $  308,472     1,893    2.43
 Interest bearing
  demand................    4,659,678    35,058    2.98     3,746,843    31,889    3.38
 Time open & C.D.'s of
  less than $100,000....    2,190,781    29,782    5.39     2,184,602    29,743    5.40
 Time open & C.D.'s of
  $100,000 and over.....      249,164     3,442    5.48       212,270     2,915    5.45
                          -----------  --------   -----    ----------  --------   -----
   Total interest
    bearing deposits....    7,417,298    70,196    3.75     6,452,187    66,440    4.09
                          -----------  --------   -----    ----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............      530,942     6,591    4.93       484,712     6,014    4.92
 Long-term debt and
  other borrowings......       13,996        76    7.53        10,305       190    7.31
                          -----------  --------   -----    ----------  --------   -----
   Total borrowings.....      544,938     6,667    4.85       495,017     6,204    4.97
                          -----------  --------   -----    ----------  --------   -----
   Total interest
    bearing liabilities.    7,962,236    76,863    3.83%    6,947,204    72,644    4.15%
                                       --------   -----                --------   -----
Non-interest bearing
 demand deposits........    1,316,402                       1,804,323
Other liabilities.......      125,099                          67,308
Stockholders' equity....    1,023,393                         948,380
                          -----------                      ----------
   Total liabilities and
    equity..............  $10,427,130                      $9,767,215
                          ===========                      ==========
Net interest margin
 (T/E)..................               $107,654                        $102,066
                                       ========                        ========
Net yield on interest
 earning assets.........                           4.51%                           4.61%
                                                  =====                           =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.