Form 10-K
period 1998-12-31
COMMERCE BANCSHARES INC /MO/
filed 1999-03-16
CIK 22356

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

   As of February 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,257,000,000.

   As of February 19, 1999, there were 60,893,055 shares of Registrant's $5 Par Value Common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Annual Report to Shareholders for the fiscal year ended December 31, 1998 is incorporated in Part I, Part II, and Part IV of the Form 10-K.

   Portions of the definitive proxy statement with respect to the annual meeting of shareholders to be held on April 21, 1999, are incorporated in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

   Commerce Bancshares, Inc. (the "Company"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns or controls substantially all of the outstanding capital stock of one national banking association located in Missouri, one national banking association located in Illinois, three national banks and one state bank in Kansas, and a credit card bank which is located in Nebraska and is limited in its activities to the issuance of credit cards. The Company also owns directly several non-banking subsidiaries which are engaged in owning real estate which is leased to the Company's banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to extensions of credit made by the banking subsidiaries), providing venture capital, and mortgage banking. The Company also owns second tier holding companies which are the direct owners of several of the above mentioned banks.

   The Company is the second largest Missouri-based bank holding company in terms of deposit market share. The Company's Missouri bank charter has locations in regional markets throughout Missouri, (which comprise approximately 79% of the banking assets of the Company) and competes with approximately 500 Missouri banks, together with savings and loans and other financial institutions. The Illinois and Kansas subsidiary banks encounter the same or similar competition in their markets where over 900 Illinois banks and over 500 Kansas banks operate. In addition, the three states are served by numerous savings associations, credit unions, finance companies, insurance companies, and other financial intermediaries offering similar products to the customer base.

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

   The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. The Company owns six banking subsidiaries which are organized as national banking associations and are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. The state-chartered bank is regulated by Kansas banking authorities. All banks are also subject to regulation by the Federal Deposit Insurance Corporation. Information regarding capital adequacy standards of the Federal banking regulators is discussed on page 58 of the 1998 Annual Report to Shareholders.

   Information regarding dividend restrictions is on page 63 of the 1998 Annual Report to Shareholders.

   In the normal course of business, the Company evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. As a general rule, the Company publicly announces any material acquisitions when a definitive agreement has been reached. As discussed on page 51 of the 1998 Annual Report to Shareholders, the Company completed the acquisitions of four Kansas banks in 1998.

   On March 30, 1998, the Company completed a three-for-two stock split of its $5 par common stock. All financial data in the Annual Report on Form 10-K has been restated to reflect the impact of the split.

   The Company and its subsidiaries employed 5,105 persons on a full-time basis and 957 persons on a part-time basis at December 31, 1998.

   The information required under the caption "Statistical Disclosure by Bank Holding Companies" is included in the "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the "Notes to Financial Statements" sections of the 1998 Annual Report to Shareholders as indicated below and is hereby incorporated by reference. The following schedule reflects the page number of the Annual Report where the various captioned information is shown.

                                                                  Annual Report
                                                                      Page
                                                                  -------------
     I. Distribution of Assets, Liabilities and Stockholders'
         Equity; Interest Rates and Interest Differential.......    28, 42-45

    II. Investment Portfolio....................................    36, 52-53

   III. Loan Portfolio

          Types of Loans........................................           33
          Maturities and Sensitivities of Loans to Changes in
             Interest Rates.....................................           33
          Risk Elements.........................................        35-36

    IV. Summary of Loan Loss Experience.........................        29-31

     V. Deposits................................................    39, 42-43

    VI. Return on Equity and Assets.............................           27

   VII. Short-Term Borrowings...................................           53

Item 2. Properties

   The larger bank subsidiaries maintain their main offices in various buildings listed below. These are owned by the bank subsidiary or a subsidiary of the bank. The banks lease unoccupied premises to the public. The buildings are located in the downtown areas of the cities they serve.

                                             Net rentable  % occupied % occupied
      Building                              square footage  in total   by bank
      --------                              -------------- ---------- ----------
      922 Walnut
       Kansas City, MO.....................    205,000         79%        58%
      1000 Walnut
       Kansas City, MO.....................    384,000         89         31
      720 Main
       Kansas City, MO.....................    180,000        100         86
      8000 Forsyth
       Clayton, MO.........................    197,000         96         90
      416 Main
       Peoria, IL..........................    224,000         84         25
      150 N. Main
       Wichita, KS.........................    191,000         76         50

   The main offices of the other subsidiary banks and branch locations are owned by the respective bank with the exception of Commerce Bank of Omaha, N.A., which leases its main office. Additionally, a number of branch locations are located in leased premises, including retail, convenience and grocery stores.

Item 3. Legal Proceedings

   The information required by this item is set forth under the caption "Commitments and Contingencies" on page 61 of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, and is hereby incorporated be reference.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

 Executive Officers of the Registrant

   The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an executive officer.

         Name and Age                        Positions with Registrant
         ------------                        -------------------------
   Jeffery D. Aberdeen, 45.   Controller of the Company since December, 1995.
                              Assistant Controller of the Company and Controller of
                              Commerce Bank, N.A. (Kansas City, MO), a former
                              subsidiary of the Company, prior thereto.
   Andrew F. Anderson, 47..   Senior Vice Present of the Company since October, 1998.
                              Chairman of the Board, President and Chief Executive
                              Officer of Commerce Bank, N.A. (Illinois), a subsidiary
                              of the Company, since August, 1995. President and Chief
                              Executive Officer of The Peoples Bank of Bloomington, IL
                              prior thereto.
   Kevin G. Barth, 38......   Senior Vice President of the Company and Vice Chairman
                              of Commerce Bank, N.A. (Missouri), a subsidiary of the
                              Company, since October, 1998. Executive Vice President
                              of Commerce Bank, N.A. (Missouri) prior thereto.
   A. Bayard Clark, 53.....   Chief Financial Officer, Executive Vice President and
                              Treasurer of the Company since December, 1995. Executive
                              Vice President of the Company prior thereto.
   Sara E. Foster, 38......   Senior Vice President of the Company since December,
                              1997. Vice President of the Company prior thereto.
   David W. Kemper, 48.....   Chairman of the Board of Directors of the Company since
                              November, 1991, Chief Executive Officer of the Company
                              since June, 1986, and President of the Company since
                              April, 1982. Chairman of the Board and President of
                              Commerce Bank, N.A. (Missouri). He is the son of James
                              M. Kemper, Jr. (a former Director and former Chairman of
                              the Board of the Company) and the brother of Jonathan M.
                              Kemper, Vice Chairman of the Company.

         Name and Age                        Positions with Registrant
         ------------                        -------------------------
   Jonathan M. Kemper, 45..   Vice Chairman of the Company since November, 1991 and
                              Vice Chairman of Commerce Bank, N.A. (Missouri) since
                              December, 1997. Prior thereto, he was Chairman of the
                              Board and Chief Executive Officer from February, 1995
                              and President from July, 1996 of Commerce Bank, N.A.
                              (Kansas City, MO). President and Chief Executive Officer
                              of Commerce Bank, N.A. (Kansas City, MO) prior thereto.
                              He is the son of James M. Kemper, Jr. (a former Director
                              and former Chairman of the Board of the Company) and the
                              brother of David W. Kemper, Chairman, President, and
                              Chief Executive Officer of the Company.
   Charles G. Kim, 38......   Executive Vice President of the Company since April,
                              1995. Prior thereto, he was Senior Vice President of
                              Commerce Bank, N.A. (Clayton, MO), a former subsidiary
                              of the Company, from April, 1993. Vice President of
                              Commerce Bank, N.A. (Clayton, MO) prior thereto.
   Seth M. Leadbeater, 48..   Executive Vice President of the Company since October,
                              1998. Executive Vice President of Commerce Bank, N.A.
                              (Missouri) since December 1997. Prior thereto, he was
                              President of Commerce Bank, N.A. (Clayton, MO) from
                              October, 1992. Prior thereto, he was Executive Vice
                              President of Commerce Bank, N.A. (Clayton, MO) from
                              April, 1991. Executive Vice President of Commerce Bank,
                              N.A. (Kansas City, MO) prior thereto.
   Robert C. Matthews, Jr.,   Executive Vice President of the Company since December,
    51.....................   1989.
   Michael J. Petrie, 42...   Senior Vice President of the Company since April, 1995.
                              Prior thereto, he was Vice President of the Company from
                              April, 1993. Prior thereto, he was Vice President of
                              Commerce Bank, N.A. (Kansas City, MO).
   Robert J. Rauscher, 41..   Senior Vice President of the Company since October,
                              1997. Senior Vice President of Commerce Bank, N.A.
                              (Missouri) since October, 1995.
   William A. Sullins, Jr.,   Vice Chairman of the Company since August, 1992. Vice
    60.....................   Chairman of Commerce Bank, N.A. (Clayton, MO) prior
                              thereto.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

   The information required by this item is set forth on page 26 of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, and is hereby incorporated by reference.

Item 6. Selected Financial Data

   The information required by this item is set forth on page 27 of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, and is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by this item is set forth on pages 27 through 45 of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, and is hereby incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is set forth on pages 38, 39, 50 and 61 of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, and is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

   The information required by this item is set forth on pages 46 through 66 of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, and is hereby incorporated by reference.

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

       10--Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

              (a) Commerce Bancshares, Inc. Executive Incentive Compensation
                  Plan amended and restated as of July 31, 1998 was filed in quarterly report on Form 10-Q dated August 10, 1998, and the same is hereby incorporated by reference.

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

              (d) Commerce Bancshares, Inc. Stock Purchase Plan for Non-
                  Employee Directors amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

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

       13--Annual Report to Security Holders

       21--Subsidiaries of the Registrant

       23--Independent Accountants' Consent

       24--Powers of Attorney (in the following form):

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby appoint J. Daniel Stinnett and Jeffery D. Aberdeen, or either of them, attorney for the undersigned to sign the Annual Report on Form 10-K of Commerce Bancshares, Inc., for the fiscal year ended December 31, 1998, together with any and all amendments which might be required from time to time with respect thereto, to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, with respect to Commerce Bancshares, Inc., with full power and authority in either of said attorneys to do and perform in the name of and on behalf of the undersigned every act whatsoever necessary or desirable to be done in the premises as fully and to all intents and purposes as the undersigned might or could do in person.

         IN WITNESS WHEREOF, the undersigned have executed these presents this 5th day of February, 1999.

         Signed by the following directors:

         Messrs. Fred L. Brown; W. Thomas Grant II, James B. Hebenstreit; David W. Kemper; Jonathan M. Kemper; Terry O. Meek; Benjamin F. Rassieur III; William A. Sullins, Jr., Andrew C. Taylor; and Robert
      H. West.

       27--Financial Data Schedule (filed only with electronic transmission)

    (b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on December 22, 1998 containing Commerce Bancshares, Inc. and Subsidiaries consolidated balance sheet and statements of income as of November 30, 1998 as required by the agreement to acquire Fidelity Bankshares, Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 11th day of March, 1999.

                                          Commerce Bancshares, Inc.

                                                /s/ J. Daniel Stinnett
                                          By: _________________________________
                                                    J. Daniel Stinnett
                                               Vice President and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 1999.

                                               /s/ Jeffery D. Aberdeen
                                          _____________________________________
                                                   Jeffery D. Aberdeen
                                                       Controller
                                               (Chief Accounting Officer)

                                                 /s/ A. Bayard Clark
                                          _____________________________________
                                                     A. Bayard Clark
                                                 Chief Financial Officer

David W. Kemper
 (Chief Executive Officer)
Fred L. Brown
W. Thomas Grant II

James B. Hebenstreit                                A majority of the
Jonathan M. Kemper                                 Board of Directors*
Terry O. Meek
Benjamin F. Rassieur III
William A. Sullins, Jr.
Andrew C. Taylor
Robert H. West
--------
   *David W. Kemper, Director and Chief Executive Officer, and the other Directors of Registrant listed, executed a power of attorney authorizing J. Daniel Stinnett, their attorney-in-fact, to sign this report on their behalf.

                                               /s/ J. Daniel Stinnett
                                          _____________________________________
                                             J. Daniel Stinnett, Attorney-in-
                                                          Fact

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

 4--Instruments defining the rights of security holders, including indentures:

 (a) Pursuant to paragraph 4 (iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.

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

10--Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

 (a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of July 31, 1998 was filed in quarterly report on Form 10-Q dated August 10, 1998, and the same is hereby incorporated by reference.

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

 (f) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incoporated by reference.

 (g) Commerce Executive Retirement Plan was filed in annual report on Form 10-K dated March 8, 1996, and the same is hereby incorporated by reference.

 (h) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996 and the same is hereby incoporated by reference.

 (i) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incoporated by reference.

13--Annual Report to Security Holders

21--Subsidiaries of the Registrant

23--Independent Accountants' Consent

24--Powers of Attorney

27--Financial Data Schedule