Form 10-Q
period 1999-03-31
COMMERCE BANCSHARES INC /MO/
filed 1999-05-11
CIK 22356

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

                 For the quarterly period ended March 31, 1999

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

                                Yes   X    No

  As of May 3, 1999, the registrant had outstanding 60,708,830 shares of its $5 par value common stock, registrant's only class of common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         Part I: FINANCIAL INFORMATION

  In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of March 31, 1999 and December 31, 1998 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                                          Commerce Bancshares, Inc.

                                             /s/ J. Daniel Stinnett
                                          By __________________________________
                                             J. Daniel Stinnett
                                             Vice President & Secretary

Date: May 11, 1999
                                             /s/ Jeffery D. Aberdeen
                                          By __________________________________
                                             Jeffery D. Aberdeen
                                             Controller
                                             (Chief Accounting Officer)

Date: May 11, 1999

                                                                      Schedule 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       March 31    December 31
                                                         1999         1998
                                                      -----------  -----------
                                                      (Unaudited)
                                                          (In thousands)
ASSETS
Loans, net of unearned income........................ $ 6,948,963  $ 7,046,852
Allowance for loan losses............................    (119,557)    (117,092)
                                                      -----------  -----------
    Net loans........................................   6,829,406    6,929,760
                                                      -----------  -----------
Investment securities:
  Available for sale.................................   2,795,379    2,988,230
  Trading account....................................       7,263       14,210
  Other non-marketable...............................      29,287       29,276
                                                      -----------  -----------
    Total investment securities......................   2,831,929    3,031,716
                                                      -----------  -----------
Federal funds sold and securities purchased under
 agreements to resell................................     366,540      261,535
Cash and due from banks..............................     656,844      738,672
Land, buildings and equipment, net...................     223,533      222,129
Goodwill and core deposit premium, net...............      74,876       77,009
Customers' acceptance liability......................         976          808
Other assets.........................................      88,265      140,394
                                                      -----------  -----------
    Total assets..................................... $11,072,369  $11,402,023
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand........................ $ 1,518,144  $ 1,657,037
  Savings and interest bearing demand................   5,275,280    5,295,897
  Time open and C.D.'s of less than $100,000.........   2,234,323    2,269,835
  Time open and C.D.'s of $100,000 and over..........     293,838      307,428
                                                      -----------  -----------
    Total deposits...................................   9,321,585    9,530,197
Federal funds purchased and securities sold under
 agreements to repurchase............................     505,877      617,830
Long-term debt and other borrowings..................      26,802       27,130
Accrued interest, taxes and other liabilities........     141,787      145,273
Acceptances outstanding..............................         976          808
                                                      -----------  -----------
    Total liabilities................................   9,997,027   10,321,238
                                                      -----------  -----------
Stockholders' equity:
  Preferred stock, $1 par value. Authorized and
   unissued 2,000,000 shares.........................         --           --
  Common stock, $5 par value. Authorized 80,000,000
   shares; issued 61,352,684 shares..................     306,763      306,763
  Capital surplus....................................     103,641      106,159
  Retained earnings..................................     653,822      624,256
  Treasury stock of 587,103 shares in 1999 and
   193,208 shares in 1998, at cost...................     (24,175)      (8,561)
  Unearned employee benefits.........................      (1,085)        (904)
  Accumulated other comprehensive income.............      36,376       53,072
                                                      -----------  -----------
    Total stockholders' equity.......................   1,075,342    1,080,785
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $11,072,369  $11,402,023
                                                      ===========  ===========

                See accompanying notes to financial statements.

                                                                      Schedule 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          For the Three Months
                                                             Ended March 31
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                               (Unaudited)
                                                          (In thousands, except
                                                             per share data)
INTEREST INCOME
Interest and fees on loans............................... $  137,740 $  134,320
Interest on investment securities .......................     40,715     39,188
Interest on federal funds sold and securities purchased
 under agreements to resell..............................      6,043      4,045
                                                          ---------- ----------
    Total interest income................................    184,498    177,553
                                                          ---------- ----------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand....................     33,083     34,823
  Time open and C.D.'s of less than $100,000.............     28,929     28,979
  Time open and C.D.'s of $100,000 and over..............      3,782      3,106
Interest on federal funds purchased and securities sold
 under agreements to repurchase..........................      6,310      6,464
Interest on long-term debt and other borrowings..........        228        107
                                                          ---------- ----------
    Total interest expense...............................     72,332     73,479
                                                          ---------- ----------
    Net interest income..................................    112,166    104,074
Provision for loan losses................................      8,550     10,716
                                                          ---------- ----------
    Net interest income after provision for loan losses..    103,616     93,358
                                                          ---------- ----------
NON-INTEREST INCOME
Trust fees...............................................     13,912     11,653
Deposit account charges and other fees...................     16,241     14,389
Credit card transaction fees.............................      8,900      7,095
Trading account profits and commissions..................      2,785      2,281
Net gains on securities transactions.....................        636      1,421
Other....................................................     14,982     13,120
                                                          ---------- ----------
    Total non-interest income............................     57,456     49,959
                                                          ---------- ----------
NON-INTEREST EXPENSE
Salaries and employee benefits...........................     54,025     48,506
Net occupancy............................................      6,659      5,293
Equipment................................................      4,875      4,266
Supplies and communication...............................      8,160      7,098
Data processing..........................................      8,211      6,937
Marketing................................................      3,251      2,759
Goodwill and core deposit................................      2,133      2,296
Other....................................................     15,387     13,266
                                                          ---------- ----------
    Total non-interest expense...........................    102,701     90,421
                                                          ---------- ----------
Income before income taxes...............................     58,371     52,896
Less income taxes........................................     19,686     18,413
                                                          ---------- ----------
    Net income........................................... $   38,685 $   34,483
                                                          ========== ==========
Net income per share--basic.............................. $      .63 $      .57
                                                          ========== ==========
Net income per share--diluted............................ $      .62 $      .56
                                                          ========== ==========
Cash dividends per common share.......................... $     .150 $     .138
                                                          ========== ==========

                See accompanying notes to financial statements.

                                                                      Schedule 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       Accumulated
                          Number of                                         Unearned      Other
                            Shares    Common  Capital   Retained  Treasury  Employee  Comprehensive
                            Issued    Stock   Surplus   Earnings   Stock    Benefits     Income       Total
                          ---------- -------- --------  --------  --------  --------  ------------- ----------
                                                            (Unaudited)
                                                       (Dollars in thousands)
Balance January 1, 1999
 .......................  61,352,684 $306,763 $106,159  $624,256  $ (8,561) $  (904)     $53,072    $1,080,785
 Net income.............                                  38,685                                        38,685
 Change in unrealized
  gain (loss) on
  available for sale
  securities............                                                                 (16,696)      (16,696)
                                                                                                    ----------
 Total comprehensive
  income................                                                                                21,989
                                                                                                    ----------
 Purchase of treasury
  stock.................                                           (21,185)                            (21,185)
 Sales under option and
  benefit plans.........                        (2,499)              5,282                               2,783
 Issuance of stock under
  restricted stock award
  plan..................                           (19)                289     (270)                       --
 Restricted stock award
  amortization..........                                                         89                         89
 Cash dividends paid
  ($.15 per share)......                                  (9,119)                                       (9,119)
                          ---------- -------- --------  --------  --------  -------      -------    ----------
Balance March 31, 1999..  61,352,684 $306,763 $103,641  $653,822  $(24,175) $(1,085)     $36,376    $1,075,342
                          ========== ======== ========  ========  ========  =======      =======    ==========
Balance January 1, 1998.  58,285,813 $291,429 $ 48,704  $626,387  $(14,252) $  (601)     $29,117    $  980,784
 Net income.............                                  34,483                                        34,483
 Change in unrealized
  gain (loss) on
  available for sale
  securities............                                                                  14,740        14,740
                                                                                                    ----------
 Total comprehensive
  income................                                                                                49,223
                                                                                                    ----------
 Pooling acquisition....     360,000    1,800  (11,346)    7,639    16,101                   139        14,333
 Purchase of treasury
  stock.................                                           (11,504)                            (11,504)
 Sales under option and
  benefit plans.........                        (1,010)              2,190                               1,180
 Issuance of stock under
  restricted stock award
  plan..................                            11                 492     (503)                       --
 Restricted stock award
  amortization..........                                                         60                         60
 Cash dividends paid
  ($.138 per share) ....                                  (8,480)                                       (8,480)
                          ---------- -------- --------  --------  --------  -------      -------    ----------
Balance March 31, 1998..  58,645,813 $293,229 $ 36,359  $660,029  $ (6,973) $(1,044)     $43,996    $1,025,596
                          ========== ======== ========  ========  ========  =======      =======    ==========

                See accompanying notes to financial statements.

                                                                     Schedule 4

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Three Months
                                                           Ended March 31
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                             (Unaudited)
                                                           (In thousands)
OPERATING ACTIVITIES:
Net income ............................................ $   38,685  $   34,483
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses ...........................      8,550      10,716
  Provision for depreciation and amortization .........      8,370       7,978
  Accretion of investment security discounts ..........       (824)     (1,298)
  Amortization of investment security premiums ........      2,805       1,883
  Net gains on sales of investment securities (A) .....       (636)     (1,421)
  Net (increase) decrease in trading account
   securities..........................................      4,568        (530)
  Decrease in interest receivable .....................      1,055       1,685
  Increase (decrease) in interest payable .............     (1,745)        235
  Other changes, net ..................................     56,867     (46,779)
                                                        ----------  ----------
    Net cash provided by operating activities .........    117,695       6,952
                                                        ----------  ----------
INVESTING ACTIVITIES:
Net cash received in acquisition.......................        --        4,044
Proceeds from sales of investment securities (A).......     75,217      96,351
Proceeds from maturities of investment securities (A)..    623,095     337,145
Purchases of investment securities (A) ................   (532,982)   (354,018)
Net increase in federal funds sold and securities
 purchased under agreements to resell .................   (105,005)    (38,491)
Net (increase) decrease in loans.......................     96,254    (151,051)
Purchases of premises and equipment....................     (7,689)     (5,800)
Sales of premises and equipment........................        768         682
                                                        ----------  ----------
    Net cash provided (used) by investing activities...    149,658    (111,138)
                                                        ----------  ----------
FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings,
 and interest bearing demand deposits..................   (159,510)   (111,288)
Net increase (decrease) in time open and C.D.'s........    (49,142)      6,321
Net decrease in federal funds purchased and securities
 sold under agreements to repurchase ..................   (111,953)     (9,303)
Repayment of long-term debt ...........................       (272)       (215)
Purchases of treasury stock ...........................    (20,191)    (11,419)
Exercise of stock options by employees ................      1,006         723
Cash dividends paid on common stock ...................     (9,119)     (8,480)
                                                        ----------  ----------
    Net cash used by financing activities .............   (349,181)   (133,661)
                                                        ----------  ----------
    Decrease in cash and cash equivalents..............    (81,828)   (237,847)
Cash and cash equivalents at beginning of year.........    738,672     978,239
                                                        ----------  ----------
    Cash and cash equivalents at March 31 ............. $  656,844  $  740,392
                                                        ==========  ==========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Net cash payments of income taxes for the three month period were $15,815,000 in 1999 and $12,100,000 in 1998. Interest paid on deposits and borrowings for the three month period was $74,037,000 in 1999 and $73,200,000 in 1998.

                See accompanying notes to financial statements.

                                                                     Schedule 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

                                  (Unaudited)

1. Principles of Consolidation and Presentation

  The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1998 data to conform to current year presentation. Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results to be attained for any other period.

  The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1998 Annual Report to stockholders to which reference is made.

2. Allowance for Loan Losses

  The following is a summary of the allowance for loan losses for the three months ended March 31, 1999 and 1998.

                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
      Balance, January 1..................................... $117,092 $105,918
                                                              -------- --------
      Additions:
        Provision for loan losses............................    8,550   10,716
        Allowance for loan losses of acquired bank...........      --       964
                                                              -------- --------
          Total additions....................................    8,550   11,680
                                                              -------- --------
      Deductions:
        Loan losses..........................................    9,039   10,991
        Less recoveries on loans.............................    2,954    1,962
                                                              -------- --------
          Net loan losses....................................    6,085    9,029
                                                              -------- --------
      Balance, March 31...................................... $119,557 $108,569
                                                              ======== ========

  At March 31, 1999, non-performing assets were $39,238,000, which was .56% of total loans and .35% of total assets. This balance consisted of $16,569,000 in loans not accruing interest, $21,145,000 in loans past due 90 days and still accruing interest, and $1,524,000 in foreclosed real estate.

3. Investment Securities

  Investment securities, at fair value, consist of the following at March 31, 1999 and December 31, 1998.

                                                           March 31  December 31
                                                             1999       1998
                                                          ---------- -----------
                                                              (In thousands)
      Available for sale:
        U.S. government and federal agency obligations... $1,331,672 $1,448,547
        State and municipal obligations..................     95,333    101,785
        CMO's and asset-backed securities................  1,222,958    974,377
        Other debt securities............................     97,954    419,413
        Equity securities................................     47,462     44,108
      Trading account securities.........................      7,263     14,210
      Other non-marketable securities....................     29,287     29,276
                                                          ---------- ----------
          Total investment securities.................... $2,831,929 $3,031,716
                                                          ========== ==========

4. Common Stock

  The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 1999 and 1998 are shown below.

                                                                    1999   1998
                                                                   ------ ------
                                                                        (In
                                                                    thousands)
      Weighted average common shares outstanding.................. 61,046 61,037
      Stock options...............................................    871  1,094
                                                                   ------ ------
                                                                   61,917 62,131
                                                                   ====== ======

5. Comprehensive Income

  SAFS No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

                                                          For the Three Months
                                                             Ended March 31
                                                          ----------------------
                                                             1999       1998
                                                          ----------  ----------
                                                             (In thousands)
      Unrealized holding gains (losses).................. $  (26,323) $  25,056
      Less: reclassification adjustment for gains
       included in net income............................        636      1,421
                                                          ----------  ---------
      Net unrealized gains (losses) on securities........    (26,959)    26,635
      Income tax expense (benefit).......................    (10,263)     8,895
                                                          ----------  ---------
      Other comprehensive income (loss).................. $  (16,696) $  14,740
                                                          ==========  =========

6. Segments

  Management has established three operating segments within the Company. The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage services. The Commercial segment provides corporate lending, leasing, and international services, as well as business, government deposit and cash management services. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment management services.

  The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments. Financial data for 1998 bank acquisitions which have not yet been assimilated into the business segment and cost allocation systems are included in the Consumer segment and are not considered material.

                                                Money    Segment    Other/    Consolidated
                          Consumer Commercial Management  Totals  Elimination    Totals
                          -------- ---------- ---------- -------- ----------- ------------
                                                   (In thousands)
Three Months Ended March
 31, 1999
Net interest income
 after loan loss
 expense................  $ 6,216   $ 60,163   $(4,709)  $ 61,670  $ 41,946     $103,616
Cost of funds
 allocation.............   50,621    (22,937)    6,152     33,836   (33,836)         --
Non-interest income.....   30,805      6,932    18,453     56,190     1,266       57,456
                          -------   --------   -------   --------  --------     --------
Total net revenue.......   87,642     44,158    19,896    151,696     9,376      161,072
Non-interest expense....   64,568     19,356    12,728     96,652     6,049      102,701
                          -------   --------   -------   --------  --------     --------
Income before income
 taxes..................  $23,074   $ 24,802   $ 7,168   $ 55,044  $  3,327     $ 58,371
                          =======   ========   =======   ========  ========     ========
Three Months Ended March
 31, 1998
Net interest income
 after loan loss
 expense................  $   521   $ 58,226   $(4,240)  $ 54,507  $ 38,851     $ 93,358
Cost of funds
 allocation.............   55,902    (24,282)    5,427     37,047   (37,047)         --
Non-interest income.....   26,269      6,237    15,444     47,950     2,009       49,959
                          -------   --------   -------   --------  --------     --------
Total net revenue.......   82,692     40,181    16,631    139,504     3,813      143,317
Non-interest expense....   54,040     18,507    11,161     83,708     6,713       90,421
                          -------   --------   -------   --------  --------     --------
Income before income
 taxes..................  $28,652   $ 21,674   $ 5,470   $ 55,796  $ (2,900)    $ 52,896
                          =======   ========   =======   ========  ========     ========

  The segment activity, as shown above, includes both direct and allocated items. Amounts in the "Other/Elimination" column include activity not related to the segments, such as that relating to administrative functions, and the effect of certain expense allocations to the segments.

                                                                     Schedule 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 1999
                                  (Unaudited)

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1998 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results to be attained for any other period.

                                                                 Three Months
                                                                  Ended March
                                                                      31
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
Per Share Data
  Net income--basic............................................. $   63  $  .57
  Net income--diluted...........................................    .62     .56
  Cash dividends................................................   .150    .138
  Book value....................................................  17.70   16.70
  Market price..................................................  38.50   45.48
Selected Ratios
(Based on average balance sheets)
  Loans to deposits.............................................  75.04%  74.10%
  Non-interest bearing deposits to total deposits...............  14.87   21.84
  Equity to loans...............................................  15.43   15.83
  Equity to deposits............................................  11.58   11.73
  Equity to total assets........................................   9.66    9.84
  Return on total assets........................................   1.40    1.38
  Return on realized stockholders' equity.......................  15.17   14.52
  Return on total stockholders' equity..........................  14.53   14.01
(Based on end-of-period data)
  Efficiency ratio..............................................  59.51   57.74
  Tier I capital ratio..........................................  11.95   12.32
  Total capital ratio...........................................  13.08   13.42
  Leverage ratio................................................   8.75    9.00

Summary

  Consolidated net income for the first three months of 1999 was $38.7 million; a $4.2 million or 12.2% increase over the first three months of 1998. Diluted earnings per share increased 10.7% to $.62 compared to $.56 for the same period in the prior year. The first quarter of 1999 was the Company's twelfth consecutive quarter of double digit growth in earnings per share. The return on assets for the first quarter of 1999 was 1.40% versus 1.38% last year. The return on realized equity increased to 15.17% compared to 14.52% in 1998.

  Net interest income increased $8.1 million, or 7.8%, over the first three months of 1998, mainly due to loan growth. Non-interest income increased $7.5 million, or 15.0% over 1998, due to core fee income growth. The provision for loan losses decreased $2.2 million. Partially offsetting was an increase in non-interest expense of $12.3 million, or 13.6%, which included an increase of $5.5 million in salaries and benefits.

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

Analysis of Changes in Net Interest Income

                                                       Three Months Ended
                                                    March 31, 1999 vs. 1998
                                                    --------------------------
                                                         Change due to
                                                    --------------------------
                                                    Average  Average
                                                    Volume     Rate     Total
                                                    -------  --------  -------
                                                         (In thousands)
Interest income, fully taxable equivalent basis:
Loans.............................................. $13,658  $(10,217)  $3,441
Investment securities:
  U.S. government and federal agency securities....    (996)     (831)  (1,827)
  State and municipal obligations..................      45       (14)      31
  CMO's and asset-backed securities................   2,496      (298)   2,198
  Other securities.................................   1,327      (163)   1,164
Federal funds sold and securities purchased under
 agreements to resell..............................   2,997      (999)   1,998
                                                    -------  --------  -------
    Total interest income..........................  19,527   (12,522)   7,005
                                                    -------  --------  -------
Interest expense:
Deposits:
  Savings..........................................     170      (361)    (191)
  Interest bearing demand..........................   7,385    (8,934)  (1,549)
  Time open & C.D.'s of less than $100,000.........   1,176    (1,226)     (50)
  Time open & C.D.'s of $100,000 and over..........     988      (312)     676
Federal funds purchased and securities sold under
 agreements to repurchase..........................   1,147    (1,301)    (154)
Long-term debt and other borrowings................     370      (274)      96
                                                    -------  --------  -------
    Total interest expense.........................  11,236   (12,408)  (1,172)
                                                    -------  --------  -------
Net interest income, fully taxable equivalent
 basis............................................. $ 8,291  $   (114) $ 8,177
                                                    =======  ========  =======

  Net interest income for the first quarter of 1999 was $112.2 million, a 7.8% increase over the first quarter of 1998. For the quarter, the net interest rate margin was 4.49% compared with 4.66% in the first quarter of 1998 and 4.50% in the fourth quarter of 1998.

  Total interest income increased $6.9 million, or 3.9%, over the first quarter of 1998, mainly due to an increase of $691.4 million in average loan balances. This growth was partly reflective of the effects of bank acquisitions in 1998, in which the Company acquired loans of approximately $238 million, plus the effects of a strong economy in many of the Company's markets. Also contributing to this growth was an increase of $158.4 million in average balances invested in CMO's and asset-backed securities and $216.3 million in federal funds sold and resell agreements. These increases were partially offset by a decrease of 65 basis points in average loan rates. The average tax equivalent yield on interest earning assets was 7.35% in the first quarter of 1999 compared to 7.93% in the first quarter of 1998.

  Total interest expense (net of capitalized interest) decreased $1.1 million, or 1.6%, compared to the first quarter of 1998 due mainly to lower average rates paid on interest bearing demand deposits, partially offset by higher average balances in these deposits. Average rates paid on all interest bearing liabilities decreased from 4.15% in the first quarter of 1998 to 3.42% in the first quarter of 1999.

  Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on page 17.

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

                                                           March 31  December 31
                                                             1999       1998
                                                           --------  -----------
                                                              (In thousands)
      Non-accrual loans................................... $16,569     $17,831
      Past due 90 days and still accruing interest........  21,145      24,529
                                                           -------     -------
      Total impaired loans................................  37,714      42,360
      Foreclosed real estate..............................   1,524       2,521
                                                           -------     -------
          Total non-performing assets..................... $39,238     $44,881
                                                           =======     =======
      Non-performing assets to total loans................     .56%        .64%
      Non-performing assets to total assets...............     .35%        .39%

  The level of non-performing assets decreased 12.6% from year end 1998 totals. Non-accrual loans at March 31, 1999 consisted mainly of business loans ($7.4 million), business real estate loans ($2.6 million) and construction and land development loans ($5.6 million). Loans which were 90 or more days past due included credit card loans of $6.7 million and business loans of $6.4 million.

  A subsidiary bank issues Visa and MasterCard credit cards, and credit card loans outstanding amounted to $492.0 million at March 31, 1999. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $14.8 million, or 3.0% of credit card loans at March 31, 1999. The annualized net charge-off ratio for credit card loans was 3.47% for the first three months of 1999 compared to 3.98% for the first three months of 1998. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

Provision/Allowance for Loan Losses

                                                  Three Months Ended
                                       -----------------------------------------
                                       Dec. 31, 1998 Mar. 31, 1999 Mar. 31, 1998
                                       ------------- ------------- -------------
                                                (Dollars in thousands)
      Provision for loan losses......     $6,971        $8,550        $10,716
      Net charge-offs................      7,686         6,085          9,029
      Net annualized charge-offs as a
       percentage of average loans...        .44%          .35%           .58%

  Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. As a result of these factors, the provision for loan losses decreased $2.2 million compared to the first quarter of 1998 and increased $1.6 million compared to the fourth quarter of 1998. The allowance for loan losses as a percentage of loans outstanding was 1.72% at March 31, 1999, compared to 1.66% at year-end 1998 and 1.69% at March 31, 1998. The allowance at March 31, 1999 was 305% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio.

Non-Interest Income

                                                Three Months        Increase
                                               Ended March 31      (decrease)
                                               ----------------  ---------------
                                                1999     1998    Amount  Percent
                                               -------  -------  ------  -------
                                                   (Dollars in thousands)
      Trust fees.............................  $13,912  $11,653  $2,259    19.4%
      Deposit account charges and other fees.   16,241   14,389   1,852    12.9
      Credit card transaction fees...........    8,900    7,095   1,805    25.4
      Trading account profits and
       commissions...........................    2,785    2,281     504    22.1
      Net gains on securities transactions...      636    1,421    (785)  (55.2)
      Other..................................   14,982   13,120   1,862    14.2
                                               -------  -------  ------
          Total non-interest income..........  $57,456  $49,959  $7,497    15.0
                                               =======  =======  ======
      As a % of operating income (net
       interest income plus non-interest
       income)...............................     33.9%    32.4%
                                               =======  =======

  Non-interest income rose 15.0% in the first quarter of 1999 compared to the first quarter of 1998. Trust fees increased $2.3 million, mainly due to account growth and increases in the value of assets managed. The growth in deposit account fees was mainly due to higher return item and NSF fees collected and growth in cash management product fees. Credit card fees rose $1.8 million because of increased transaction volumes in both the cardholder and merchant areas, improved product pricing, and growth in the Company's debit card product. Other income increased $1.9 million over the first quarter of 1998 due to increases in brokerage-related income, including fees from mutual fund sales, and international and foreign exchange income.

Non-Interest Expense

                                                  Three Months      Increase
                                                 Ended March 31    (decrease)
                                                ---------------- ---------------
                                                  1999    1998   Amount  Percent
                                                -------- ------- ------  -------
                                                    (Dollars in thousands)
      Salaries and employee benefits........... $ 54,025 $48,506 $5,519   11.4%
      Net occupancy............................    6,659   5,293  1,366   25.8
      Equipment................................    4,875   4,266    609   14.3
      Supplies and communication...............    8,160   7,098  1,062   15.0
      Data processing..........................    8,211   6,937  1,274   18.4
      Marketing................................    3,251   2,759    492   17.8
      Goodwill and core deposit................    2,133   2,296   (163)  (7.1)
      Other....................................   15,387  13,266  2,121   16.0
                                                -------- ------- ------
          Total non-interest expense........... $102,701 $90,421 12,280   13.6
                                                ======== ======= ======

  Non-interest expense rose 13.6% compared to the first quarter of 1998. Salaries and employee benefits increased $5.5 million over the first quarter of 1998. Additional full-time equivalent employees, partly due to acquisitions, contract programming and incentive compensation all contributed to salary growth, while increased medical costs contributed to higher overall benefits. Occupancy costs increased over the first quarter of 1998 due partly to increased rent on office space, building repairs, and real estate tax expense. Equipment costs partly reflect higher costs of branch technology expenditures made over the last year. Data processing expense increased $1.3 million, due in part to account growth and higher charges by information service providers. The efficiency ratio was 59.51% in the first quarter of 1999 compared to 57.74% in the first quarter of 1998 and 60.03% in the fourth quarter of 1998.

Year 2000 Readiness Disclosure*

 Introduction

  As discussed in the 1998 Annual Report to Shareholders, the Company has developed a comprehensive plan to attain Year 2000 compliance. The plan has four general phases: (1) assessment, which includes inventorying and evaluating business processes and elements that must be modified; (2) renovation, which includes the modification, replacement or elimination of non-compliant items; (3) validation, or testing; and (4) implementation, which involves putting the renovated systems and equipment into operation. As the last phase is completed, integrated implementation is performed to ensure that validated items operate correctly in relation with one another.

 State of Readiness

  Mission critical items (defined to be those programs and processes that are essential to activities which present significant financial risk or risk in reputation) were identified in the assessment phase. At April 12, 1999, approximately 93% of the mission critical items had been assessed for Year 2000 issues, renovated where necessary, tested and implemented. Of the remaining mission critical items, 3% are still in the validation phase and 4% are in the renovation phase. The Company is well into integrated implementation of internal mission critical software systems and expects independent testing to be complete ahead of year end.

  The Company interfaces with many third parties, including customers, supply vendors, service providers, and counterparties. Some of its major systems are provided by third parties. The Company has communicated with significant third parties to determine the extent to which the Company may be affected by those third parties' failure to remediate their own Year 2000 issues. Assessments have been prepared for all of the Company's largest customers and counterparties. The Company will continue to monitor the progress of third party testing and implementation procedures throughout 1999, but cannot at this time determine the financial effect if significant third party remediation efforts fail.

 Costs to Address Year 2000 Issues

  The total cost of the Company's Year 2000 project is currently estimated to range between $4.5 and $5.5 million. Since inception through March 31, 1999, the cost has totaled approximately $3.0 million. This cost does not include computer equipment and software that is replaced within scheduled time frames in the normal course of business. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing Company resources. System renovation costs for the Company are relatively low because a significant portion of the Company's software is vendor-supplied.

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

 Year 2000 Contingency Plans

  The Company has developed remediation contingency plans and business resumption contingency plans. Remediation plans address actions to be taken if the remediation of a mission critical system falls behind schedule or is unsuccessful. At March 31, 1999, the Company had completed the remediation plan testing for mission critical items. Most of these contingency plans involve development of manual procedures or use of alternate systems. Business resumption plans address Year 2000 problems that occur notwithstanding the remediation efforts of the Company and third parties. They include issues like liquidity needs and dependence on utility, postal and other service providers. As part of its Year 2000 business resumption planning, the Company is modifying its current business resumption plans to reflect Year 2000 issues. Review and testing of business resumption plans is well underway, and independent testing is expected to be completed by the end of the second quarter 1999.

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

Liquidity and Capital Resources

  The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $109.7 million at March 31, 1999 compared to $119.0 million at December 31, 1998. Included in the fair values were unrealized net gains of $27.2 million at March 31, 1999 and $26.6 million at December 31, 1998. The Parent's liabilities totaled $22.0 million at March 31, 1999, compared to $14.2 million at December 31, 1998. Liabilities at March 31, 1999 included $8.0 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1999. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

  The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $3.04 billion at March 31, 1999 and $3.11 billion at December 31, 1998. The available for sale bank portfolio included an unrealized net gain in fair value of $28.1 million at March 31, 1999 compared to an unrealized net gain of $55.2 million at December 31, 1998. U.S. government and federal agency securities comprised 50% and CMO's and asset-backed securities comprised 46% of the banking subsidiaries' available for sale portfolio at March 31, 1999. The estimated average maturity of the available for sale investment portfolio was 3.1 years at March 31, 1999 and 2.3 years at December 31, 1998.

  In February 1999, the Board of Directors announced the approval of additional purchases of the Company's common stock, bringing the total purchase authorization to 3,000,000 shares. At March 31, 1999, the Company had acquired 344,112 shares under this authorization. The Company has routinely used these reacquired shares to fund annual stock dividends and employee benefit programs.

  The Company had an equity to asset ratio of 9.66% based on 1999 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                                                 Min. Ratios for
                                         March 31   December 31  Well-Capitalized
                                           1999        1998           Banks
                                        ----------  -----------  ----------------
                                                (Dollars in thousands)
      Risk-Adjusted Assets............. $8,083,245  $8,426,289
      Tier I Capital...................    965,762     952,488
      Total Capital....................  1,057,279   1,060,692
      Tier I Capital Ratio.............      11.95%      11.30%        6.00%
      Total Capital Ratio..............      13.08%      12.59%       10.00%
      Leverage Ratio...................       8.75%       8.80%        5.00%

  The Company's cash and cash equivalents (defined as "Cash and due from banks") were $656.8 million at March 31, 1999, a decrease of $81.8 million from December 31, 1998. Contributing to the net cash outflow were net decreases of $159.5 million in demand deposits and $112.0 million in short-term borrowings, and a net increase of $105.0 million in overnight investments. These outflows were partially offset by a $165.3 million increase in proceeds from sales and maturities of investment securities, net of purchases, and $117.7 million generated from operating activities. Total assets decreased 2.9% from year end 1998.

  The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.93 billion, standby letters of credit totaled $237.7 million, and commercial letters of credit totaled $18.1 million at March 31, 1999. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $220.9 million at March 31, 1999. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $5.9 million at March 31, 1999. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

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

  One set of simulation models is prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at March 31, 1999 for the twelve month projection. When this position is subjected to a graduated shift in interest rates of 100 basis points rising and 100 basis points falling, the annual impact to the Company's net interest income is as follows:

                                                              $ in    % of Net
      Scenario                                              millions Int. Income
      --------                                              -------- -----------
      100 basis points rising..............................  $ 4.8         1%
      100 basis points falling.............................   (3.3)       (1)

  Currently, the Company does not have significant risks related to foreign exchange, commodities or equity risk exposures.

Impact of Accounting Standards

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", will be adopted by the Company on January 1, 2000. It establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives must be recognized on the balance sheet at fair value, with special accounting requirements for designated hedging activities. Certain changes in fair value must be adjusted through income. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                   Three Months Ended March 31, 1999 and 1998

                                First Quarter 1999                First Quarter 1998
                          --------------------------------- ---------------------------------
                                       Interest  Avg. Rates              Interest  Avg. Rates
                            Average    Income/    Earned/     Average    Income/    Earned/
                            Balance    Expense      Paid      Balance    Expense      Paid
                          -----------  --------  ---------- -----------  --------  ----------
                                                    (Unaudited)
                                              (Dollars in thousands)
ASSETS:
Loans:
 Business (A)...........  $ 2,366,020  $ 41,842     7.17%   $ 2,088,136  $ 40,636     7.89%
 Construction and
  development...........      350,312     6,690     7.75        234,308     4,907     8.49
 Real estate--business..    1,000,229    19,623     7.96        935,984    19,585     8.49
 Real estate--personal..    1,330,328    24,256     7.39      1,183,885    22,894     7.84
 Personal banking.......    1,443,552    29,262     8.22      1,340,421    28,371     8.58
 Credit card............      508,943    16,371    13.05        525,270    18,210    14.06
                          -----------  --------    -----    -----------  --------    -----
   Total loans..........    6,999,384   138,044     8.00      6,308,004   134,603     8.65
                          -----------  --------    -----    -----------  --------    -----
Investment securities:
 U.S. government &
  federal agency........    1,370,597    20,501     6.07      1,434,616    22,328     6.31
 State & municipal
  obligations (A).......       94,516     1,889     8.11         92,305     1,858     8.16
 CMO's and asset-backed
  securities............    1,011,920    15,646     6.27        853,530    13,448     6.39
 Trading account
  securities............       17,812       263     6.00          8,642       128     6.00
 Other marketable
  securities (A)........      198,359     2,754     5.63        113,754     1,567     5.59
 Other non-marketable
  securities............       32,614       427     5.31         31,270       585     7.59
                          -----------  --------    -----    -----------  --------    -----
   Total investment
    securities..........    2,725,818    41,480     6.17      2,534,117    39,914     6.39
                          -----------  --------    -----    -----------  --------    -----
 Federal funds sold and
  securities purchased
  under agreements to
  resell................      509,698     6,043     4.81        293,383     4,045     5.59
                          -----------  --------    -----    -----------  --------    -----
   Total interest
    earning assets......   10,234,900   185,567     7.35      9,135,504   178,562     7.93
                                       --------    -----                 --------    -----
Less allowance for loan
 losses.................     (117,492)                         (105,754)
Unrealized gain on
 investment securities..       74,289                            56,928
Cash and due from banks.      578,656                           637,022
Land, buildings and
 equipment, net.........      222,344                           215,562
Other assets............      190,136                           208,626
                          -----------                       -----------
   Total assets.........  $11,182,833                       $10,147,888
                          ===========                       ===========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $   335,252     1,644     1.99    $   306,819     1,835     2.43
 Interest bearing
  demand................    5,050,704    31,439     2.52      3,955,920    32,988     3.38
 Time open & C.D.'s of
  less than $100,000....    2,253,202    28,929     5.21      2,161,456    28,979     5.44
 Time open & C.D.'s of
  $100,000 and over.....      301,188     3,782     5.09        229,098     3,106     5.50
                          -----------  --------    -----    -----------  --------    -----
   Total interest
    bearing deposits....    7,940,346    65,794     3.36      6,653,293    66,908     4.08
                          -----------  --------    -----    -----------  --------    -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............      606,832     6,310     4.22        514,430     6,464     5.10
 Long-term debt and
  other borrowings......       26,991       228     3.42          7,087       132     7.53
                          -----------  --------    -----    -----------  --------    -----
   Total borrowings.....      633,823     6,538     4.18        521,517     6,596     5.13
                          -----------  --------    -----    -----------  --------    -----
   Total interest
    bearing liabilities.    8,574,169    72,332     3.42%     7,174,810    73,504     4.15%
                                       --------    -----                 --------    -----
Non-interest bearing
 demand deposits........    1,386,708                         1,859,514
Other liabilities.......      141,918                           115,130
Stockholders' equity....    1,080,038                           998,434
                          -----------                       -----------
   Total liabilities and
    equity..............  $11,182,833                       $10,147,888
                          ===========                       ===========
Net interest margin
 (T/E)..................               $113,235                          $105,058
                                       ========                          ========
Net yield on interest
 earning assets.........                   4.49%                             4.66%
                                       ========                          ========

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.