Form 10-Q
period 1999-06-30
COMMERCE BANCSHARES INC /MO/
filed 1999-08-11
CIK 22356

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

     (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                Yes [X]   No___

   As of August 5, 1999, the registrant had outstanding 60,018,756 shares of its $5 par value common stock, registrant's only class of common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         Part I: FINANCIAL INFORMATION

   In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of June 30, 1999 and December 31, 1998 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   The annual meeting of shareholders of Commerce Bancshares, Inc. was held on April 21, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees, as listed in the proxy statement. The five nominees for the five directorships (constituting one-third of the Board of Directors) being elected at this meeting received the following votes:

      Name of Director                                  Votes For  Votes Abstain
      ----------------                                  ---------- -------------
      W. Thomas Grant, II.............................. 40,976,220   9,277,030
      James B. Hebenstreit............................. 49,997,908     255,342
      John H. Robinson, Jr............................. 40,942,622   9,310,628
      Dolph C. Simons, Jr.............................. 44,113,633   6,139,617
      William A. Sullins, Jr........................... 50,066,518     186,732

   At the same meeting, the shareholders approved, as set forth in the proxy statement for the meeting, the adoption of an amendment to the Articles of Incorporation to increase the authorized shares of Common Stock from 80,000,000 to 100,000,000 shares with a par value of $5.00 per share. The amendment to the Articles of Incorporation was approved with a vote of 47,822,284 shares (representing 95.3% of the shares present or represented and entitled to vote) voting in favor; 1,923,744 shares voting against; 447,222 shares abstaining; and no shares representing broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     (3)(i) Restated Articles of Incorporation, as amended

     (27) Financial Data Schedule

   (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                                          Commerce Bancshares, Inc.

                                             /s/ J. Daniel Stinnett
                                          By __________________________________
                                             J. Daniel Stinnett
                                             Vice President & Secretary

Date: August 10, 1999
                                             /s/ Jeffery D. Aberdeen
                                          By __________________________________
                                             Jeffery D. Aberdeen
                                             Controller
                                             (Chief Accounting Officer)

Date: August 10, 1999

                                                                      Schedule 1

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        June 30    December 31
                                                         1999         1998
                                                      -----------  -----------
                                                      (Unaudited)
                                                          (In thousands)
ASSETS
Loans, net of unearned income........................ $ 7,175,890  $ 7,046,852
Allowance for loan losses............................    (120,225)    (117,092)
                                                      -----------  -----------
    Net loans........................................   7,055,665    6,929,760
                                                      -----------  -----------
Investment securities:
  Available for sale.................................   2,708,409    2,988,230
  Trading account....................................      22,562       14,210
  Other non-marketable...............................      30,341       29,276
                                                      -----------  -----------
    Total investment securities......................   2,761,312    3,031,716
                                                      -----------  -----------
Federal funds sold and securities purchased under
 agreements to resell................................     140,125      261,535
Cash and due from banks..............................     702,609      738,672
Land, buildings and equipment, net...................     226,731      222,129
Goodwill and core deposit premium, net...............      72,743       77,009
Customers' acceptance liability......................         830          808
Other assets.........................................     106,997      140,394
                                                      -----------  -----------
    Total assets..................................... $11,067,012  $11,402,023
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand........................ $ 1,367,630  $ 1,657,037
  Savings and interest bearing demand................   5,416,581    5,295,897
  Time open and C.D.'s of less than $100,000.........   2,160,274    2,269,835
  Time open and C.D.'s of $100,000 and over..........     284,309      307,428
                                                      -----------  -----------
    Total deposits...................................   9,228,794    9,530,197
Federal funds purchased and securities sold under
 agreements to repurchase............................     618,171      617,830
Long-term debt and other borrowings..................      26,201       27,130
Accrued interest, taxes and other liabilities........     117,440      145,273
Acceptances outstanding..............................         830          808
                                                      -----------  -----------
    Total liabilities................................   9,991,436   10,321,238
                                                      -----------  -----------
Stockholders' equity:
  Preferred stock, $1 par value. Authorized and
   unissued 2,000,000 shares.........................         --           --
  Common stock, $5 par value. Authorized 100,000,000
   shares; issued 61,352,684 shares..................     306,763      306,763
  Capital surplus....................................     102,126      106,159
  Retained earnings..................................     686,547      624,256
  Treasury stock of 1,041,103 shares in 1999 and
   193,208 shares in 1998, at cost...................     (43,124)      (8,561)
  Unearned employee benefits.........................        (991)        (904)
  Accumulated other comprehensive income.............      24,255       53,072
                                                      -----------  -----------
    Total stockholders' equity.......................   1,075,576    1,080,785
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $11,067,012  $11,402,023
                                                      ===========  ===========

                See accompanying notes to financial statements.

                                                                      Schedule 2

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                            For the Three
                                               Months        For the Six Months
                                            Ended June 30       Ended June 30
                                         ------------------- -------------------
                                           1999      1998      1999      1998
                                         --------- --------- --------- ---------
                                                       (Unaudited)
                                          (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans.............  $ 139,299 $ 137,740 $ 277,039 $ 272,060
Interest on investment securities......     41,378    39,553    82,093    78,741
Interest on federal funds sold and
 securities purchased under agreements
 to resell.............................      3,478     2,858     9,521     6,903
                                         --------- --------- --------- ---------
    Total interest income..............    184,155   180,151   368,653   357,704
                                         --------- --------- --------- ---------
INTEREST EXPENSE
Interest on deposits:
  Savings and interest bearing demand..     32,004    35,673    65,087    70,496
  Time open and C.D.'s of less than
   $100,000............................     27,676    29,507    56,605    58,486
  Time open and C.D.'s of $100,000 and
   over................................      3,671     3,356     7,453     6,462
Interest on federal funds purchased and
 securities sold under agreements to
 repurchase............................      5,520     6,309    11,830    12,773
Interest on long-term debt and other
 borrowings............................        214       110       442       217
                                         --------- --------- --------- ---------
    Total interest expense.............     69,085    74,955   141,417   148,434
                                         --------- --------- --------- ---------
    Net interest income................    115,070   105,196   227,236   209,270
Provision for loan losses..............      8,741    11,410    17,291    22,126
                                         --------- --------- --------- ---------
    Net interest income after provision
     for loan losses...................    106,329    93,786   209,945   187,144
                                         --------- --------- --------- ---------
NON-INTEREST INCOME
Trust fees.............................     14,212    13,073    28,124    24,726
Deposit account charges and other
 fees..................................     17,109    15,718    33,350    30,107
Credit card transaction fees...........     11,007     8,901    19,907    15,996
Trading account profits and
 commissions...........................      2,620     1,827     5,405     4,108
Net gains on securities transactions...        357     4,667       993     6,088
Other..................................     16,131    11,555    31,113    24,675
                                         --------- --------- --------- ---------
    Total non-interest income..........     61,436    55,741   118,892   105,700
                                         --------- --------- --------- ---------
NON-INTEREST EXPENSE
Salaries and employee benefits.........     53,369    49,879   107,394    98,385
Net occupancy..........................      6,827     6,366    13,486    11,659
Equipment..............................      5,780     4,399    10,655     8,665
Supplies and communication.............      8,386     7,101    16,546    14,199
Data processing........................      9,020     7,117    17,231    14,054
Marketing..............................      2,915     3,479     6,166     6,238
Goodwill and core deposit..............      2,133     2,295     4,266     4,591
Other..................................     16,177    12,698    31,564    25,964
                                         --------- --------- --------- ---------
    Total non-interest expense.........    104,607    93,334   207,308   183,755
                                         --------- --------- --------- ---------
Income before income taxes.............     63,158    56,193   121,529   109,089
Less income taxes......................     21,387    18,699    41,073    37,112
                                         --------- --------- --------- ---------
    Net income.........................  $  41,771 $  37,494 $  80,456 $  71,977
                                         ========= ========= ========= =========
Net income per share--basic............  $     .69 $     .61 $    1.32 $    1.18
                                         ========= ========= ========= =========
Net income per share--diluted..........  $     .68 $     .60 $    1.30 $    1.16
                                         ========= ========= ========= =========
Cash dividends per common share........  $    .150 $    .138 $    .300 $    .276
                                         ========= ========= ========= =========

                See accompanying notes to financial statements.

                                                                      Schedule 3

                   COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       Accumulated
                          Number of                                         Unearned      Other
                            Shares    Common  Capital   Retained  Treasury  Employee  Comprehensive
                            Issued    Stock   Surplus   Earnings   Stock    Benefits     Income       Total
                          ---------- -------- --------  --------  --------  --------  ------------- ----------
                                                            (Unaudited)
                                                       (Dollars in thousands)
Balance January 1, 1999.  61,352,684 $306,763 $106,159  $624,256  $ (8,561) $  (904)     $53,072    $1,080,785
 Net income.............                                  80,456                                        80,456
 Change in unrealized
  gain (loss) on
  available for sale
  securities............                                                                 (28,817)      (28,817)
                                                                                                    ----------
 Total comprehensive
  income................                                                                                51,639
                                                                                                    ----------
 Purchase of treasury
  stock.................                                           (42,809)                            (42,809)
 Sales under option and
  benefit plans.........                        (4,014)              7,957                               3,943
 Issuance of stock under
  restricted stock award
  plan..................                           (19)                289     (270)                       --
 Restricted stock award
  amortization..........                                                        183                        183
 Cash dividends paid
  ($.30 per share)......                                 (18,165)                                      (18,165)
                          ---------- -------- --------  --------  --------  -------      -------    ----------
Balance June 30, 1999...  61,352,684 $306,763 $102,126  $686,547  $(43,124) $  (991)     $24,255    $1,075,576
                          ========== ======== ========  ========  ========  =======      =======    ==========
Balance January 1, 1998.  58,285,813 $291,429 $ 48,704  $626,387  $(14,252) $  (601)     $29,117    $  980,784
 Net income.............                                  71,977                                        71,977
 Change in unrealized
  gain (loss) on
  available for sale
  securities............                                                                   5,839         5,839
                                                                                                    ----------
 Total comprehensive
  income................                                                                                77,816
                                                                                                    ----------
 Pooling acquisition....     360,000    1,800  (11,346)    7,639    16,101                   139        14,333
 Purchase of treasury
  stock.................                                           (36,834)                            (36,834)
 Sales under option and
  benefit plans.........                        (2,893)              6,512                               3,619
 Issuance of stock under
  restricted stock award
  plan..................                            12                 528     (540)                       --
 Restricted stock award
  amortization..........                                                        141                        141
 Cash dividends paid
  ($.276 per share).....                                 (16,923)                                      (16,923)
                          ---------- -------- --------  --------  --------  -------      -------    ----------
Balance June 30, 1998...  58,645,813 $293,229 $ 34,477  $689,080  $(27,945) $(1,000)     $35,095    $1,022,936
                          ========== ======== ========  ========  ========  =======      =======    ==========

                See accompanying notes to financial statements.

                                                                     Schedule 4

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Six Months
                                                             Ended June 30
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                              (Unaudited)
                                                            (In thousands)
OPERATING ACTIVITIES:
Net income .............................................. $  80,456  $  71,977
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses .............................    17,291     22,126
  Provision for depreciation and amortization ...........    17,317     16,171
  Accretion of investment security discounts ............    (1,591)    (2,340)
  Amortization of investment security premiums ..........     5,809      4,235
  Net gains on sales of investment securities (A) .......      (993)    (6,088)
  Net increase in trading account securities.............   (10,035)   (11,682)
  (Increase) decrease in interest receivable ............       520     (2,006)
  Decrease in interest payable ..........................    (6,769)    (1,956)
  Other changes, net ....................................    34,871    (22,481)
                                                          ---------  ---------
    Net cash provided by operating activities ...........   136,876     67,956
                                                          ---------  ---------
INVESTING ACTIVITIES:
Net cash received in acquisition.........................       --       4,044
Proceeds from sales of investment securities (A).........   103,837    186,309
Proceeds from maturities of investment securities (A)....   920,732    535,052
Purchases of investment securities (A) ..................  (805,208)  (602,339)
Net decrease in federal funds sold and securities
 purchased under agreements to resell ...................   121,410     41,170
Net increase in loans....................................  (137,611)  (340,125)
Purchases of premises and equipment......................   (17,268)   (12,515)
Sales of premises and equipment..........................     1,008      1,697
                                                          ---------  ---------
    Net cash provided (used) by investing activities.....   186,900   (186,707)
                                                          ---------  ---------
FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings,
 and interest bearing demand deposits....................  (168,723)  (140,572)
Net increase (decrease) in time open and C.D.'s..........  (132,759)    13,506
Net increase (decrease) in federal funds purchased
 and securities sold under agreements to repurchase .....       341       (913)
Repayment of long-term debt .............................      (818)    (3,326)
Purchases of treasury stock .............................   (41,285)   (35,977)
Exercise of stock options by employees ..................     1,570      1,595
Cash dividends paid on common stock .....................   (18,165)   (16,923)
                                                          ---------  ---------
    Net cash used by financing activities ...............  (359,839)  (182,610)
                                                          ---------  ---------
    Decrease in cash and cash equivalents................   (36,063)  (301,361)
Cash and cash equivalents at beginning of year...........   738,672    978,239
                                                          ---------  ---------
    Cash and cash equivalents at June 30................. $ 702,609  $ 676,878
                                                          =========  =========

--------
(A) Available for sale and other non-marketable securities, excluding trading account securities.

  Net cash payments of income taxes for the six month period were $53,413,000 in 1999 and $34,842,000 in 1998. Interest paid on deposits and borrowings for the six month period was $148,106,000 in 1999 and $150,304,000 in 1998.

                See accompanying notes to financial statements.

                                                                     Schedule 5

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

1. Principles of Consolidation and Presentation

   The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1998 data to conform to current year presentation. Results of operations for the six month period ended June 30, 1999 are not necessarily indicative of results to be attained for any other period.

   The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1998 Annual Report to stockholders to which reference is made.

2. Allowance for Loan Losses

   The following is a summary of the allowance for loan losses.

                                                 For the
                                              Three Months         For the
                                                  Ended       Six Months Ended
                                                 June 30           June 30
                                            ----------------- -----------------
                                              1999     1998     1999     1998
                                            -------- -------- -------- --------
                                                      (In thousands)
      Balance, beginning of period......... $119,557 $108,569 $117,092 $105,918
                                            -------- -------- -------- --------
      Additions:
        Provision for loan losses..........    8,741   11,410   17,291   22,126
        Allowance for loan losses of
         acquired banks....................      --       --       --       964
                                            -------- -------- -------- --------
          Total additions..................    8,741   11,410   17,291   23,090
                                            -------- -------- -------- --------
      Deductions:
        Loan losses........................   10,663    9,965   19,702   20,956
        Less recoveries on loans...........    2,590    2,976    5,544    4,938
                                            -------- -------- -------- --------
          Net loan losses..................    8,073    6,989   14,158   16,018
                                            -------- -------- -------- --------
      Balance, June 30..................... $120,225 $112,990 $120,225 $112,990
                                            ======== ======== ======== ========

   At June 30, 1999, non-performing assets were $36,402,000, which was .51% of total loans and .33% of total assets. This balance consisted of $12,760,000 in loans not accruing interest, $21,970,000 in loans past due 90 days and still accruing interest, and $1,672,000 in foreclosed real estate.

3. Investment Securities

   Investment securities, at fair value, consist of the following at June 30, 1999 and December 31, 1998.

                                                            June 30    December
                                                              1999     31 1998
                                                           ---------- ----------
                                                              (In thousands)
      Available for sale:
        U.S. government and federal agency obligations.... $1,242,421 $1,448,547
        State and municipal obligations...................     95,357    101,785
        CMO's and asset-backed securities.................  1,238,419    974,377
        Other debt securities.............................     81,529    419,413
        Equity securities.................................     50,683     44,108
      Trading account securities..........................     22,562     14,210
      Other non-marketable securities.....................     30,341     29,276
                                                           ---------- ----------
          Total investment securities..................... $2,761,312 $3,031,716
                                                           ========== ==========

4. Common Stock

   The shares used in the calculation of basic and diluted income per share are shown below.

                                      For the Three Months  For the Six Months
                                          Ended June 30        Ended June 30
                                      --------------------- -------------------
                                         1999       1998      1999      1998
                                      ---------- ---------- --------- ---------
                                                   (In thousands)
      Weighted average common shares
       outstanding..................      60,618     61,371    60,831    61,205
      Stock options.................         823      1,114       847     1,104
                                      ---------- ---------- --------- ---------
                                          61,441     62,485    61,678    62,309
                                      ========== ========== ========= =========

5. Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

                                    For the Three Months    For the Six Months
                                        Ended June 30         Ended June 30
                                    ----------------------  --------------------
                                       1999        1998       1999       1998
                                    ----------  ----------  ---------  ---------
                                                 (In thousands)
Unrealized holding gains (losses).. $  (28,934) $  (10,531) $ (55,257) $ 14,525
Less: reclassification adjustment
 for gains included in net income..        357       3,687        993     5,108
                                    ----------  ----------  ---------  --------
Net unrealized gains (losses) on
 securities........................    (29,291)    (14,218)   (56,250)    9,417
Income tax expense (benefit).......    (17,170)     (5,317)   (27,433)    3,578
                                    ----------  ----------  ---------  --------
Other comprehensive income (loss)..   $(12,121) $   (8,901) $ (28,817) $  5,839
                                    ==========  ==========  =========  ========

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

                                               Money    Segment    Other/    Consolidated
                         Consumer Commercial Management  Totals  Elimination    Totals
                         -------- ---------- ---------- -------- ----------- ------------
                                                  (In thousands)
Six Months Ended June
 30, 1999
------------------------
Net interest income
 after loan loss
 expense................ $ 12,760  $121,901   $(9,058)  $125,603  $ 84,342     $209,945
Cost of funds
 allocation.............  100,057   (46,744)   11,820     65,133   (65,133)         --
Non-interest income.....   62,417    13,796    36,441    112,654     6,238      118,892
                         --------  --------   -------   --------  --------     --------
Total net revenue.......  175,234    88,953    39,203    303,390    25,447      328,837
Non-interest expense....  130,281    39,261    25,519    195,061    12,247      207,308
                         --------  --------   -------   --------  --------     --------
Income before income
 taxes.................. $ 44,953  $ 49,692   $13,684   $108,329  $ 13,200     $121,529
                         ========  ========   =======   ========  ========     ========
Six Months Ended June
 30, 1998
------------------------
Net interest income
 after loan loss
 expense................ $    695  $120,586   $(8,591)  $112,690  $ 74,454     $187,144
Cost of funds
 allocation.............  111,093   (50,033)   10,887     71,947   (71,947)         --
Non-interest income.....   53,525    12,544    31,706     97,775     7,925      105,700
                         --------  --------   -------   --------  --------     --------
Total net revenue.......  165,313    83,097    34,002    282,412    10,432      292,844
Non-interest expense....  110,247    36,481    23,018    169,746    14,009      183,755
                         --------  --------   -------   --------  --------     --------
Income before income
 taxes.................. $ 55,066  $ 46,616   $10,984   $112,666  $(3,577)     $109,089
                         ========  ========   =======   ========  ========     ========
Three Months Ended June
 30, 1999
------------------------
Net interest income
 after loan loss
 expense................ $  6,544  $ 61,738   $(4,349)  $ 63,933  $ 42,396     $106,329
Cost of funds
 allocation.............   49,436   (23,807)    5,668     31,297   (31,297)         --
Non-interest income.....   31,612     6,864    17,988     56,464     4,972       61,436
                         --------  --------   -------   --------  --------     --------
Total net revenue.......   87,592    44,795    19,307    151,694    16,071      167,765
Non-interest expense....   65,713    19,905    12,791     98,409     6,198      104,607
                         --------  --------   -------   --------  --------     --------
Income before income
 taxes.................. $ 21,879  $ 24,890   $ 6,516   $ 53,285  $  9,873     $ 63,158
                         ========  ========   =======   ========  ========     ========
Three Months Ended June
 30, 1998
------------------------
Net interest income
 after loan loss
 expense................ $    174  $ 62,360   $(4,351)  $ 58,183  $ 35,603     $ 93,786
Cost of funds
 allocation.............   55,191   (25,751)    5,460     34,900   (34,900)         --
Non-interest income.....   27,256     6,307    16,262     49,825     5,916       55,741
                         --------  --------   -------   --------  --------     --------
Total net revenue.......   82,621    42,916    17,371    142,908     6,619      149,527
Non-interest expense....   56,207    17,974    11,857     86,038     7,296       93,334
                         --------  --------   -------   --------  --------     --------
Income before income
 taxes.................. $ 26,414  $ 24,942   $ 5,514   $ 56,870  $   (677)    $ 56,193
                         ========  ========   =======   ========  ========     ========

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

                                                                     Schedule 6

                  COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 June 30, 1999
                                  (Unaudited)

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1998 Annual Report on Form 10-K. Results of operations for the six month period ended June 30, 1999 are not necessarily indicative of results to be attained for any other period.

                                                     Three
                                                    Months
                                                  Ended June     Six Months
                                                      30        Ended June 30
                                                  ------------  --------------
                                                  1999   1998    1999    1998
                                                  -----  -----  ------  ------
      Per Share Data
        Net income--basic........................ $ .69  $ .61  $ 1.32  $ 1.18
        Net income--diluted......................   .68    .60    1.30    1.16
        Cash dividends...........................  .150   .138    .300    .276
        Book value...............................                17.83   16.78
        Market price.............................                40.25   46.49
      Selected Ratios
      (Based on average balance sheets)
        Loans to deposits........................ 75.85% 75.30%  75.45%  74.71%
        Non-interest bearing deposits to total
         deposits................................ 14.52  21.87   14.69   21.86
        Equity to loans.......................... 15.32  15.76   15.37   15.79
        Equity to deposits....................... 11.62  11.86   11.60   11.80
        Equity to total assets...................  9.78   9.97    9.72    9.91
        Return on total assets...................  1.52   1.46    1.46    1.42
        Return on realized stockholders' equity.. 16.02  15.18   15.60   14.86
        Return on total stockholders' equity..... 15.53  14.63   15.03   14.32
      (Based on end-of-period data)
        Efficiency ratio......................... 58.17  58.26   58.83   58.00
        Tier I capital ratio.....................                11.87   12.28
        Total capital ratio......................                13.14   13.38
        Leverage ratio...........................                 8.98    8.94

Summary

   Consolidated net income for the second quarter of 1999 was $41.8 million; a $4.3 million or 11.4% increase over the second quarter of 1998. Diluted earnings per share increased 13.3% to $.68 for the second quarter of 1999 compared to $.60 for the second quarter of 1998. The second quarter of 1999 was the Company's thirteenth consecutive quarter of double-digit growth in earnings per share. Return on average assets for the quarter was 1.52% compared to 1.46% for the second quarter of 1998 and 1.40% for the first quarter of 1999. Return on average realized stockholders' equity for the second quarter was 16.02% compared to 15.18% last year. The Company's efficiency ratio was 58.17% for the second quarter of 1999 compared to 58.26% for the second quarter of 1998 and 59.51% for the first quarter of 1999.

   Consolidated net income for the first six months of 1999 was $80.5 million, an 11.8% increase over the first six months of 1998. Diluted earnings per share was $1.30 compared to $1.16 for the first six months of last year. The Company achieved balanced growth in net interest income, which grew 8.6%, and core fee income. Core fee income, which excludes gains on securities sales and certain other security valuation income, increased 15.1% over last year. Growth strategies have produced double digit growth in fee revenues from the bankcard, trust and money management products. Non-interest expense increased 12.8% over the first six months of 1998, which included the effects of adding 166 full-time equivalent employees and rising health insurance costs.

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

Analysis of Changes in Net Interest Income

                            Three Months Ended           Six Months Ended
                          June 30, 1999 vs. 1998      June 30, 1999 vs. 1998
                         --------------------------  --------------------------
                          Change due to               Change due to
                         -----------------           -----------------
                         Average  Average            Average  Average
                         Volume     Rate     Total   Volume     Rate     Total
                         -------  --------  -------  -------  --------  -------
                                          (In thousands)
Interest income, fully
 taxable equivalent
 basis:
  Loans................. $10,449  $ (8,869) $ 1,580  $24,099  $(19,078) $ 5,021
  Investment securities:
    U.S. government and
     federal agency
     securities.........  (2,306)     (653)  (2,959)  (3,315)   (1,471)  (4,786)
    State and municipal
     obligations........    (139)        8     (131)     (98)       (2)    (100)
    CMO's and asset-
     backed securities..   6,040      (557)   5,483    8,552      (871)   7,681
    Other securities....    (535)      (71)    (606)     896      (338)     558
  Federal funds sold and
   securities purchased
   under agreements to
   resell...............   1,102      (482)     620    4,119    (1,501)   2,618
                         -------  --------  -------  -------  --------  -------
      Total interest
       income...........  14,611   (10,624)   3,987   34,253   (23,261)  10,992
                         -------  --------  -------  -------  --------  -------
Interest expense:
  Deposits:
    Savings.............     149      (613)    (464)     318      (973)    (655)
    Interest bearing
     demand.............   9,053   (12,258)  (3,205)  14,070   (18,824)  (4,754)
    Time open & C.D.'s
     of less than
     $100,000...........     253    (2,084)  (1,831)   1,361    (3,242)  (1,881)
    Time open & C.D.'s
     of $100,000 and
     over...............     654      (339)     315    1,637      (646)     991
  Federal funds
   purchased and
   securities sold under
   agreements to
   repurchase...........     294    (1,083)    (789)   1,426    (2,369)    (943)
  Long-term debt and
   other borrowings.....     378      (281)      97      747      (554)     193
                         -------  --------  -------  -------  --------  -------
      Total interest
       expense..........  10,781   (16,658)  (5,877)  19,559   (26,608)  (7,049)
                         -------  --------  -------  -------  --------  -------
Net interest income,
 fully taxable
 equivalent basis....... $ 3,830  $  6,034  $ 9,864  $14,694  $  3,347  $18,041
                         =======  ========  =======  =======  ========  =======

   Net interest income for the second quarter of 1999 was $115.1 million, a 9.4% increase over the second quarter of 1998, and for the first six months was $227.2 million, an 8.6% increase over last year. For the quarter, the net interest rate margin was 4.61% compared with 4.58% last year, while the six month margin was 4.55% in 1999 and 4.62% in 1998.

   Total interest income increased $4.0 million, or 2.2%, over the second quarter of 1998, mainly due to increases of $520.0 million in average loans and $382.7 million in average CMO's and asset-backed securities. Partially offsetting these increases were a 53 basis point decline in average rates earned on loans and a decrease of $149.4 million in average balances in U.S. government and federal agency securities. The average tax equivalent yield on interest earning assets was 7.36% for the second quarter of 1999 compared to 7.81% last year.

   Compared to the first six months of 1998, total interest income increased $10.9 million, or 3.1%. Average loan balances increased $605.2 million, which contributed income of $24.1 million. In addition, average investment securities and short-term investments increased $340.2 million. These increases were partially offset by the effect of decreases in average loan rates.

   Total interest expense (net of capitalized interest) decreased $5.9 million, or 7.8%, compared to the second quarter of 1998 due mainly to lower rates paid on deposits, partially offset by growth in the Company's Premium Money Market deposit accounts. The average cost of funds was 3.26% for the second quarter of 1999 and 4.13% for the second quarter of 1998.

   Total interest expense decreased $7.0 million, or 4.7%, in the first six months of 1999 compared to 1998. Lower rates paid on deposits were partially offset by higher average balances in the Premium Money Market deposit accounts. Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first six months of 1999 increased 8.3% compared to the same period last year. Core deposits supported 91% of average earning assets in 1999 compared with 92% in 1998.

   Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on pages 20 and 21.

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

                                                June 30, 1999 December 31, 1998
                                                ------------- -----------------
                                                        (In thousands)
      Non-accrual loans........................    $12,760         $17,831
      Past due 90 days and still accruing
       interest................................     21,970          24,529
                                                   -------         -------
          Total impaired loans.................     34,730          42,360
      Foreclosed real estate...................      1,672           2,521
                                                   -------         -------
          Total non-performing assets..........    $36,402         $44,881
                                                   =======         =======
      Non-performing assets to total loans.....        .51%            .64%
      Non-performing assets to total assets....        .33%            .39%

   The level of non-performing assets decreased $8.5 million, or 18.9%, from year end 1998 totals. Most of the decrease occurred in the non-accrual loan category. Non-accrual loans at June 30, 1999 consisted mainly of business loans ($7.0 million), construction and land development loans ($2.4 million), and business real estate loans ($2.8 million). Loans which were 90 or more days past due included business loans of $6.9 million, credit card loans of $5.6 million and personal real estate loans of $4.2 million.

   A subsidiary bank issues Visa and MasterCard credit cards, and credit card loans outstanding were $497.7 million at June 30, 1999. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $14.8 million, or 3.0% of credit card loans at June 30, 1999. The annualized net charge-off ratio for credit card loans was 3.47% for the first six months of 1999 compared to 3.89% for the first six months of 1998. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

Provision/Allowance for Loan Losses

                                                                    Six Months Ended
                                     Three Months Ended                  June 30
                          ----------------------------------------- ------------------
                          Mar. 31, 1999 June 30, 1999 June 30, 1998   1999      1998
                          ------------- ------------- ------------- --------  --------
                                            (Dollars in thousands)
Provision for loan
 losses.................     $8,550        $8,741        $11,410    $ 17,291  $ 22,126
Net charge-offs.........      6,085         8,073          6,989      14,158    16,018
Net annualized charge-
 offs as a percentage of
 average loans..........        .35%          .46%           .43%        .41%      .50%

   Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management's evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. The allowance for loan losses as a percentage of loans outstanding was 1.68% at June 30, 1999, compared to 1.66% at year end 1998 and 1.71% at June 30, 1998. The allowance at June 30, 1999 was 330% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio.

Non-Interest Income

                         Three Months Ended June
                                    30               Six Months Ended June 30
                         -------------------------- ----------------------------
                          1999     1998    % Change   1999      1998    % Change
                         -------  -------  -------- --------  --------  --------
                                       (Dollars in thousands)
Trust fees.............. $14,212  $13,073     8.7%  $ 28,124  $ 24,726    13.7%
Deposit account charges
 and other fees.........  17,109   15,718     8.8     33,350    30,107    10.8
Credit card transaction
 fees...................  11,007    8,901    23.7     19,907    15,996    24.4
Trading account profits
 and commissions........   2,620    1,827    43.4      5,405     4,108    31.6
Net gains on securities
 transactions...........     357    4,667   (92.4)       993     6,088   (83.7)
Other...................  16,131   11,555    39.6     31,113    24,675    26.1
                         -------  -------           --------  --------
    Total non-interest
     income............. $61,436  $55,741    10.2   $118,892  $105,700    12.5
                         =======  =======           ========  ========
As a % of operating
 income (net interest
 income plus non-
 interest income).......    34.8%    34.6%              34.3%     33.6%
                         =======  =======           ========  ========

   Non-interest income rose $13.2 million over the first six months of last year and $5.7 million over the second quarter of last year. Trust fees increased $3.4 million over the six months of 1998 and $1.1 million over the second quarter of 1998, mainly due to account growth and increases in the value of assets managed. Deposit account charges are up due to strong growth in overdraft and account analysis fee income. Increases in credit card transaction fees were due to growth in merchant income, sales volumes, and pricing changes. Gains on securities transactions declined in 1999 because of the substantial gains recorded by the parent and a venture capital subsidiary on 1998 equity sales. Other income increased mainly due to net unrealized investment gains recorded by a partnership venture fund in which the Company participates. Other income also included increases in cash management income and brokerage-related fees and commissions.

Non-Interest Expense

                             Three Months Ended June
                                       30              Six Months Ended June 30
                            ------------------------- --------------------------
                              1999    1998   % Change   1999     1998   % Change
                            -------- ------- -------- -------- -------- --------
                                           (Dollars in thousands)
Salaries and employee
 benefits.................  $ 53,369 $49,879    7.0%  $107,394 $ 98,385    9.2%
Net occupancy.............     6,827   6,366    7.2     13,486   11,659   15.7
Equipment.................     5,780   4,399   31.4     10,655    8,665   23.0
Supplies and
 communication............     8,386   7,101   18.1     16,546   14,199   16.5
Data processing...........     9,020   7,117   26.7     17,231   14,054   22.6
Marketing.................     2,915   3,479  (16.2)     6,166    6,238   (1.2)
Goodwill and core deposit.     2,133   2,295   (7.1)     4,266    4,591   (7.1)
Other.....................    16,177  12,698   27.4     31,564   25,964   21.6
                            -------- -------          -------- --------
    Total non-interest
     expense..............  $104,607 $93,334   12.1   $207,308 $183,755   12.8
                            ======== =======          ======== ========
Full-time equivalent
 employees................     5,312   5,169    2.8      5,319    5,153    3.2
                            ======== =======          ======== ========

   Non-interest expense rose $23.6 million, or 12.8%, compared to the first six months of 1998 and increased $11.3 million, or 12.1%, compared to the second quarter of 1998. Salaries and employee benefits increased $9.0 million over the first six months of 1998 and increased $3.5 million over the second quarter of 1998. Additional employees, contract programming costs, merit increases, and higher health insurance costs contributed to the increases. Equipment costs partly reflect higher costs of branch technology expenditures made over the last year. Increases in supplies and communication expense were due to higher telephone expense, office supplies and express/courier service. Data processing expense increased $3.2 million and $1.9 million over the 1998 year and quarter to date periods, partly because of account growth and higher charges by information service providers. Other expense included increases in professional fees, processing losses, and sales tax expense. The efficiency ratio was 58.17% in the second quarter of 1999 compared to 58.26% in the second quarter of 1998 and 59.51% in the first quarter of 1999.

Income Taxes

   The Company's income tax expense was $41.1 million for the first six months of 1999 and $37.1 million for the same period in 1998, resulting in effective tax rates of 33.8% and 34.0%, respectively. The 1999 second quarter effective tax rate was 33.9% compared to 33.3% for the second quarter of 1998. The lower 1998 second quarter rate was partially due to the contribution of an appreciated equity security.

Operating Segments

   The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Commercial and Money Management.

 Consumer

   The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage. At June 30, 1999, it employed 2,396 full-time equivalent employees, up 4.6% over the previous year. For the six months ended June 30, 1999, pre-tax earnings amounted to $45.0 million, down 18.4% from the previous year. Direct net interest income grew $10.7 million over the previous year due to growth in loans of 10.2% coupled with lower deposit costs. The acquisition of three new banks in 1998 also increased net interest income for the segment. These revenues, however, were offset by lower funding credits assigned to the segment, which declined 9.9% and offset most of the growth in direct net interest income. Costs for loan charge-offs declined 9.0% mainly due to improved credit results in the bankcard loan sector. Non-interest income grew by 16.6% mainly as a result of higher fees from deposit account, credit card, and brokerage-related fees. Non-interest expense for the first six months increased 18.2% over the same period in the previous year partly due to the bank acquisitions mentioned previously but also due to higher costs for data processing, occupancy and assigned management costs.

 Commercial

   The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. For the six months ended June 30, 1999, pre-tax earnings amounted to $49.7 million, up 6.6% over the previous year. Direct net interest income was flat compared to the previous year partly due to loan growth of 8.8% but offset by lower loan rates. Assigned costs of funding declined 6.6% as a result of lower overall interest rates during the last half of 1998 and first six months of 1999. Cost for loan charge-offs declined by 44.0% to $705 thousand. Non-interest income grew by 10.0% mainly due to higher loan commitment and international fee income, coupled with commercial deposit fee growth of 3.6%. Non-interest expense grew by 7.6% mainly as a result of higher costs for check processing, data processing and salaries.

 Money Management

   The Money Management segment consists of the Investment Management Group
(IMG) and the Capital Markets Group (CMG). IMG provides trust and estate planning services, and advisory and discretionary investment management services. CMG sells fixed-income securities for personal and commercial customers. For the six months ended June 30, 1999, pre-tax earnings amounted to $13.7 million, an increase of $2.7 million or 24.6%. The increase in pre-tax earnings was mainly due to growth in trust and bond fees which grew by 15.1% or $4.3 million. Non-interest expense also grew by 10.9% with higher costs for salaries, data processing and other expense.

Year 2000 Readiness Disclosure*

 Introduction

   As discussed in the 1998 Annual Report to shareholders, the Company has developed a comprehensive plan to attain Year 2000 compliance. The plan has four general phases: (1) assessment, which includes inventorying and evaluating business processes and elements that must be modified, (2) renovation, which includes the modification, replacement or elimination of non-compliant items, (3) validation, or testing; and (4) implementation, which involves putting the renovated systems and equipment into operation. As the last phase is completed, integrated testing is performed to ensure that validated items operate correctly in relation with one another.

 State of Readiness

   Mission critical items (defined to be those programs and processes that are essential to activities which present significant financial risk or risk in reputation) were identified in the assessment phase. At June 30, 1999, all of the identified mission critical items (165 total) had been assessed for Year 2000 issues, renovated where necessary, and tested. Of these items, 99% had been implemented. The Company has completed integrated testing of internal mission critical software systems. The Company has also substantially completed the renovation, testing and implementation of high-priority, non-mission critical items.
--------
   *This statement is made pursuant to the Year 2000 Information and Readiness Disclosure Act. This statement originated from the Company and concerns (1) assessments, projections, or estimates of year 2000 processing capabilities; (2) plans, objectives, or timetables for implementing or verifying year 2000 processing capabilities; (3) test plans, dates, or results; and/or (4) reviews and comments concerning year 2000 processing capabilities as defined by the Act.

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

 Costs to Address Year 2000 Issues

   The total cost of the Company's Year 2000 project is currently estimated to range between $5.5 and $6.5 million. Since inception through June 30, 1999, the cost has totaled approximately $4.1 million. This cost does not include computer equipment and software that is replaced within scheduled time frames in the normal course of business. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing Company resources. System renovation costs for the Company are relatively low because a significant portion of the Company's software is vendor-supplied.

 Risks of Company's Year 2000 Issues

   The Company's estimate of Year 2000 project costs are based on management's best current estimates. Actual results could differ from those anticipated. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition due to the general uncertainty inherent in the Year 2000 problem. The Company believes that, with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions and failures of normal operations should be reduced.

 Year 2000 Contingency Plans

   The Company has developed Year 2000 business resumption contingency plans. These plans address Year 2000 problems that occur notwithstanding the remediation efforts of the Company and third parties. They include issues like liquidity needs and dependence on utility, postal and other service providers. Independent testing of these plans has been completed.

   Readers are cautioned that forward-looking statements contained in the Year 2000 discussion above should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995".

Liquidity and Capital Resources

   The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $114.3 million at June 30, 1999 compared to $119.0 million at December 31, 1998. Included in the fair values were unrealized net gains of $28.3 million at June 30, 1999 and $26.6 million at December 31, 1998. The Parent's liabilities totaled $58.0 million at June 30, 1999, compared to $14.2 million at December 31, 1998. Liabilities at June 30, 1999 included $40.2 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1999. The Parent's commercial paper, which management believes is readily marketable, has a P1 rating from Moody's and an A1 rating from Standard & Poor's. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

   The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.72 billion at June 30, 1999 and $3.11 billion at December 31, 1998. The available for sale bank portfolio included an unrealized net loss in fair value of $2.1 million at June 30, 1999 compared to an unrealized net gain of $55.2 million at December 31, 1998. U.S. government and federal agency securities comprised 48% and CMO's and asset-backed securities comprised 48% of the banking subsidiaries' available for sale portfolio at June 30, 1999. The estimated average maturity of the available for sale investment portfolio is 3.2 years at June 30, 1999 and 2.3 years at December 31, 1998.

   In February 1999, the Board of Directors announced the approval of additional purchases of the Company's common stock, bringing the total purchase authorization to 3,000,000 shares. At June 30, 1999, the Company had acquired 848,949 shares under this authorization.

   The Company had an equity to asset ratio of 9.72% based on 1999 average balances. As shown in the following table, the Company's capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

                                June 30,                        Min. Ratios for
                                  1999     December 31, 1998 Well-Capitalized Banks
                               ----------  ----------------- ----------------------
                                  (Dollars in thousands)
      Risk-Adjusted Assets.... $8,253,812     $8,426,289
      Tier I Capital..........    980,137        952,488
      Total Capital...........  1,084,354      1,060,692
      Tier I Capital Ratio....      11.87%         11.30%             6.00%
      Total Capital Ratio.....      13.14%         12.59%            10.00%
      Leverage Ratio..........       8.98%          8.80%             5.00%

   The Company's cash and cash equivalents (defined as "Cash and due from banks") decreased $36.1 million from $738.7 million at December 31, 1998 to $702.6 million at June 30, 1999. Contributing to the net cash outflow were an increase in loans of $137.6 million (net of repayments), treasury stock purchases of $41.3 million and a net decrease in deposits of $301.5 million. Partially offsetting these net cash outflows were $219.4 million in maturities and sales of investment securities (net of purchases), a net decrease of $121.4 million in short-term investments, and $136.9 million generated from operating activities. Total assets decreased $335.0 million from December 31, 1998.

   The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.88 billion, standby letters of credit totaled $232.2 million, and commercial letters of credit totaled $40.2 million at June 30, 1999. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $186.7 million at June 30, 1999. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $3.5 million at June 30, 1999. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

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

   One set of simulation models is prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at June 30, 1999 for the twelve month projection. When this position is subjected to a graduated shift in interest rates of 100 basis points rising and 100 basis points falling, the annual impact to the Company's net interest income is as follows:

                                                              $ in    % of Net
      Scenario                                              millions Int. Income
      --------                                              -------- -----------
      100 basis points rising..............................  $ 3.0         1%
      100 basis points falling.............................   (1.1)       --

   Currently, the Company does not have significant risks related to foreign exchange, commodities or equity risk exposures.

Impact of Accounting Standards

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", will be adopted by the Company on January 1, 2001. SFAS No. 137, an amendment of SFAS No. 133, deferred its effective date for one year. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives must be recognized on the balance sheet at fair value, with special accounting requirements for designated hedging activities. Certain changes in fair value must be adjusted through income. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                    Six Months Ended June 30, 1999 and 1998

                                  Six Months 1999                  Six Months 1998
                          -------------------------------- --------------------------------
                                       Interest Avg. Rates              Interest Avg. Rates
                            Average    Income/   Earned/     Average    Income/   Earned/
                            Balance    Expense     Paid      Balance    Expense     Paid
                          -----------  -------- ---------- -----------  -------- ----------
                                                    (Unaudited)
                                              (Dollars in thousands)
ASSETS:
Loans:
 Business (A)...........  $ 2,358,751  $ 84,287    7.21%   $ 2,160,814  $ 84,327    7.87%
 Construction and
  development...........      352,348    13,464    7.71        237,979     9,916    8.40
 Real estate--business..    1,023,920    40,567    7.99        942,440    39,461    8.44
 Real estate--personal..    1,329,476    48,463    7.35      1,217,314    46,485    7.70
 Personal banking.......    1,456,611    58,774    8.14      1,342,874    57,241    8.60
 Credit card............      500,925    32,084   12.92        515,377    35,188   13.77
                          -----------  --------   -----    -----------  --------   -----
   Total loans..........    7,022,031   277,639    7.97      6,416,798   272,618    8.57
                          -----------  --------   -----    -----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........    1,330,118    39,748    6.03      1,437,077    44,534    6.25
 State & municipal
  obligations (A).......       93,797     3,724    8.01         96,256     3,824    8.01
 CMO's and asset-backed
  securities............    1,131,930    34,834    6.21        860,762    27,153    6.36
 Trading account
  securities............       14,860       398    5.41          9,991       246    4.97
 Other marketable
  securities (A)........      142,990     4,031    5.68        118,564     3,546    6.03
 Other non-marketable
  securities............       32,921       847    5.19         31,363       926    5.95
                          -----------  --------   -----    -----------  --------   -----
   Total investment
    securities..........    2,746,616    83,582    6.14      2,554,013    80,229    6.33
                          -----------  --------   -----    -----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      397,294     9,521    4.83        249,700     6,903    5.57
                          -----------  --------   -----    -----------  --------   -----
   Total interest
    earning assets......   10,165,941   370,742    7.35      9,220,511   359,750    7.87
                                       --------   -----                 --------   -----
Less allowance for loan
 losses.................     (118,309)                        (107,875)
Unrealized gain on
 investment securities..       63,727                           58,648
Cash and due from banks.      594,494                          630,674
Land, buildings and
 equipment, net.........      224,008                          216,204
Other assets............      179,153                          211,835
                          -----------                      -----------
   Total assets.........  $11,109,014                      $10,229,997
                          ===========                      ===========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
 Savings................  $   341,006     3,102    1.83    $   314,378     3,757    2.41
 Interest bearing
  demand................    5,071,428    61,985    2.46      3,985,321    66,739    3.38
 Time open & C.D.'s of
  less than $100,000....    2,229,891    56,605    5.12      2,174,831    58,486    5.42
 Time open & C.D.'s of
  $100,000 and over.....      297,244     7,453    5.06        237,339     6,462    5.49
                          -----------  --------   -----    -----------  --------   -----
   Total interest
    bearing deposits....    7,939,569   129,145    3.28      6,711,869   135,444    4.07
                          -----------  --------   -----    -----------  --------   -----
Borrowings:
 Federal funds
  purchased and
  securities sold under
  agreements to
  repurchase............      566,299    11,830    4.21        508,547    12,773    5.06
 Long-term debt and
  other borrowings......       26,688       442    3.34          6,678       249    7.53
                          -----------  --------   -----    -----------  --------   -----
   Total borrowings.....      592,987    12,272    4.17        515,225    13,022    5.10
                          -----------  --------   -----    -----------  --------   -----
   Total interest
    bearing liabilities.    8,532,556   141,417    3.34%     7,227,094   148,466    4.14%
                                       --------   -----                 --------   -----
Non-interest bearing
 demand deposits........    1,367,431                        1,877,153
Other liabilities.......      129,477                          112,467
Stockholders' equity....    1,079,550                        1,013,283
                          -----------                      -----------
   Total liabilities and
    equity..............  $11,109,014                      $10,229,997
                          ===========                      ===========
Net interest margin
 (T/E)..................               $229,325                         $211,284
                                       ========                         ========
Net yield on interest
 earning assets.........                           4.55%                            4.62%
                                                  =====                            =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

                AVERAGE BALANCE SHEETS--AVERAGE RATES AND YIELDS

                   Three Months Ended June 30, 1999 and 1998

                                Second Quarter 1999              Second Quarter 1998
                          -------------------------------- --------------------------------
                                       Interest Avg. Rates              Interest Avg. Rates
                            Average    Income/   Earned/     Average    Income/   Earned/
                            Balance    Expense     Paid      Balance    Expense     Paid
                          -----------  -------- ---------- -----------  -------- ----------
                                                    (Unaudited)
                                              (Dollars in thousands)
ASSETS:
Loans:
 Business (A)...........  $ 2,351,562  $ 42,445    7.24%   $ 2,232,693  $ 43,691    7.85%
 Construction and
  development...........      354,362     6,774    7.67        241,610     5,009    8.32
 Real estate--business..    1,047,351    20,944    8.02        948,825    19,876    8.40
 Real estate--personal..    1,328,633    24,207    7.31      1,250,376    23,591    7.57
 Personal banking.......    1,469,527    29,512    8.06      1,345,300    28,870    8.61
 Credit card............      492,995    15,713   12.78        505,593    16,978   13.47
                          -----------  --------   -----    -----------  --------   -----
   Total loans..........    7,044,430   139,595    7.95      6,524,397   138,015    8.48
                          -----------  --------   -----    -----------  --------   -----
Investment securities:
 U.S. government &
  federal agency........    1,290,084    19,247    5.98      1,439,511    22,206    6.19
 State & municipal
  obligations (A).......       93,086     1,835    7.91        100,163     1,966    7.87
 CMO's and asset-backed
  securities............    1,250,621    19,188    6.15        867,915    13,705    6.33
 Trading account
  securities............       11,940       135    4.54         11,325       118    6.00
 Other marketable
  securities (A)........       88,229     1,277    5.81        123,321     1,979    6.44
 Other non-marketable
  securities............       33,225       420    5.07         31,455       341    4.35
                          -----------  --------   -----    -----------  --------   -----
   Total investment
    securities..........    2,767,185    42,102    6.10      2,573,690    40,315    6.28
                          -----------  --------   -----    -----------  --------   -----
Federal funds sold and
 securities purchased
 under agreements to
 resell.................      286,125     3,478    4.88        206,497     2,858    5.55
                          -----------  --------   -----    -----------  --------   -----
   Total interest
    earning assets......   10,097,740   185,175    7.36      9,304,584   181,188    7.81
                                       --------   -----                 --------   -----
Less allowance for loan
 losses.................     (119,117)                        (109,973)
Unrealized gain on
 investment securities..       53,281                           60,349
Cash and due from banks.      610,158                          624,396
Land, buildings and
 equipment, net.........      225,654                          216,839
Other assets............      168,290                          215,009
                          -----------                      -----------
   Total assets.........  $11,036,006                      $10,311,204
                          ===========                      ===========
LIABILITIES AND EQUITY:
Interest bearing
 deposits:
  Savings...............  $   346,697     1,458    1.69    $   321,854     1,922    2.40
  Interest bearing
   demand...............    5,091,924    30,546    2.41      4,014,399    33,751    3.37
  Time open & C.D.'s of
   less than $100,000...    2,206,836    27,676    5.03      2,188,059    29,507    5.41
  Time open & C.D.'s of
   $100,000 and over....      293,343     3,671    5.02        245,489     3,356    5.48
                          -----------  --------   -----    -----------  --------   -----
   Total interest
    bearing deposits....    7,938,800    63,351    3.20      6,769,801    68,536    4.06
                          -----------  --------   -----    -----------  --------   -----
Borrowings:
  Federal funds
   purchased and
   securities sold under
   agreements to
   repurchase...........      526,212     5,520    4.21        502,729     6,309    5.03
  Long-term debt and
   other borrowings.....       26,388       214    3.25          6,273       117    7.53
                          -----------  --------   -----    -----------  --------   -----
   Total borrowings.....      552,600     5,734    4.16        509,002     6,426    5.06
                          -----------  --------   -----    -----------  --------   -----
   Total interest
    bearing liabilities.    8,491,400    69,085    3.26%     7,278,803    74,962    4.13%
                                       --------   -----                 --------   -----
Non-interest bearing
 demand deposits........    1,348,366                        1,894,598
Other liabilities.......      117,173                          109,834
Stockholders' equity....    1,079,067                        1,027,969
                          -----------                      -----------
   Total liabilities and
    equity..............  $11,036,006                      $10,311,204
                          ===========                      ===========
Net interest margin
 (T/E)..................               $116,090                         $106,226
                                       ========                         ========
Net yield on interest
 earning assets.........                           4.61%                            4.58%
                                                  =====                            =====

--------
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.