Form 10-Q
period 1999-09-30
COMMERCE BANCSHARES INC /MO/
filed 1999-11-12
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________ to__________________

Commission File No. 0-2989

Commerce Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0889454 (IRS Employer Identification No.)

1000 Walnut, Kansas City, MO 64106
(Address of principal executive offices and Zip Code)

(816) 234-2000
(Registrant’s telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X         No

           As of November 2, 1999, the registrant had outstanding 59,792,394 shares of its $5 par value common stock, registrant’ s only class of common stock.

Part I: FINANCIAL INFORMATION

           In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of September 30, 1999 and December 31, 1998 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

           The consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries and management’s discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

Schedule 1:	Consolidated Balance Sheets

Schedule 2:	Consolidated Statements of Income

Schedule 3:	Statements of Changes in Stockholders’ Equity

Schedule 4:	Consolidated Statements of Cash Flows

Schedule 5:	Notes to Consolidated Financial Statements

Schedule 6:	Management ’s Discussion and Analysis of Financial Condition and Results of Operations, including Quantitative and Qualitative Disclosures about Market Risk

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits
(27) Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C OMMERCE BANCSHARES , INC .

/S / J. DANIEL STINNETT
By
J. Daniel Stinnett
Vice President & Secretary

Date: November 10, 1999

/S / JEFFERY D. ABERDEEN
By
Jeffery D. Aberdeen
Controller (Chief Accounting Officer)

Date: November 10, 1999

SCHEDULE 1

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 1999	December 31 1998
	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$ 7,422,270	$ 7,046,852
Allowance for loan losses	(121,239)	(117,092)

Net loans	7,301,031	6,929,760

Investment securities:
Available for sale	2,592,299	2,988,230
Trading account	14,866	14,210
Other non-marketable	30,958	29,276

Total investment securities	2,638,123	3,031,716

Federal funds sold and securities purchased under agreements to resell	167,836	261,535
Cash and due from banks	604,315	738,672
Land, buildings and equipment, net	230,750	222,129
Goodwill and core deposit premium, net	70,614	77,009
Customers ’ acceptance liability	2,405	808
Other assets	101,666	140,394

Total assets	$11,116,740	$11,402,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$ 1,570,245	$ 1,657,037
Savings and interest bearing demand	5,255,619	5,295,897
Time open and C.D.’s of less than $100,000	2,135,704	2,269,835
Time open and C.D.’s of $100,000 and over	283,030	307,428

Total deposits	9,244,598	9,530,197
Federal funds purchased and securities sold under agreements to repurchase	712,778	617,830
Long-term debt and other borrowings	25,975	27,130
Accrued interest, taxes and other liabilities	55,219	145,273
Acceptances outstanding	2,405	808

Total liabilities	10,040,975	10,321,238

Stockholders ’ equity:
Preferred stock, $1 par value. Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value. Authorized 100,000,000 shares; issued 61,352,684 shares	306,763	306,763
Capital surplus	101,067	106,159
Retained earnings	718,972	624,256
Treasury stock of 1,493,103 shares in 1999 and 193,208 shares in 1998, at cost	(61,211)	(8,561)
Unearned employee benefits	(896)	(904)
Accumulated other comprehensive income	11,070	53,072

Total stockholders’ equity	1,075,765	1,080,785

Total liabilities and stockholders’ equity	$11,116,740	$11,402,023

See accompanying notes to financial statements.

SCHEDULE 2

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	1999	1998	1999	1998
	(Unaudited)
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$146,684	$140,403	$423,723	$412,463
Interest on investment securities	40,445	38,529	122,538	117,270
Interest on federal funds sold and securities purchased under agreements to resell	2,283	4,536	11,804	11,439

Total interest income	189,412	183,468	558,065	541,172

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	32,932	36,972	98,019	107,468
Time open and C.D.’s of less than $100,000	26,639	29,782	83,244	88,268
Time open and C.D.’s of $100,000 and over	3,468	3,442	10,921	9,904
Interest on federal funds purchased and securities sold under agreements to repurchase	7,199	6,591	19,029	19,364
Interest on long-term debt and other borrowings	182	76	624	293

Total interest expense	70,420	76,863	211,837	225,297

Net interest income	118,992	106,605	346,228	315,875
Provision for loan losses	8,293	7,777	25,584	29,903

Net interest income after provision for loan losses	110,699	98,828	320,644	285,972

NON-INTEREST INCOME
Trust fees	13,727	12,913	41,851	37,639
Deposit account charges and other fees	17,602	16,078	50,952	46,185
Credit card transaction fees	10,999	9,272	30,906	25,268
Trading account profits and commissions	2,518	1,976	7,923	6,084
Net gains on securities transactions	—	87	993	6,175
Other	11,887	10,344	43,000	35,019

Total non-interest income	56,733	50,670	175,625	156,370

NON-INTEREST EXPENSE
Salaries and employee benefits	53,183	48,644	160,577	147,029
Net occupancy	7,240	6,336	20,726	17,995
Equipment	4,394	4,567	15,049	13,232
Supplies and communication	8,372	7,692	24,918	21,891
Data processing	8,963	7,157	26,194	21,211
Marketing	3,445	3,052	9,611	9,290
Goodwill and core deposit	2,129	2,296	6,395	6,887
Other	16,940	12,201	48,504	38,165

Total non-interest expense	104,666	91,945	311,974	275,700

Income before income taxes	62,766	57,553	184,295	166,642
Less income taxes	21,362	19,839	62,435	56,951

Net income	$ 41,404	$ 37,714	$121,860	$109,691

Net income per share—basic	$ .69	$ .62	$ 2.01	$ 1.80

Net income per share—diluted	$ .68	$ .61	$ 1.98	$ 1.77

Cash dividends per common share	$ .150	$ .138	$ .450	$ .414

See accompanying notes to financial statements.

SCHEDULE 3
COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS ’ EQUITY

	Number of Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Unearned Employee Benefits	Accumulated Other Comprehensive Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance January 1, 1999	61,352,684	$306,763	$106,159	$624,256	$ (8,561)	$(904)	$ 53,072	$1,080,785
Net income				121,860				121,860
Change in unrealized gain (loss) on available for sale securities							(42,002)	(42,002)

Total comprehensive income								79,858

Purchase of treasury stock					(62,903)			(62,903)
Sales under option and benefit plans			(5,073)		9,964			4,891
Issuance of stock under restricted stock award plan			(19)		289	(270)		—
Restricted stock award amortization						278		278
Cash dividends paid ($.45 per share)				(27,144)				(27,144)

Balance September 30, 1999	61,352,684	$306,763	$101,067	$718,972	$(61,211)	$(896)	$ 11,070	$1,075,765

Balance January 1, 1998	58,285,813	$291,429	$ 48,704	$626,387	$(14,252)	$(601)	$ 29,117	$ 980,784
Net income				109,691				109,691
Change in unrealized gain (loss) on available for sale securities							17,925	17,925

Total comprehensive income								127,616

Pooling acquisition	360,000	1,800	(11,346)	7,639	16,101		139	14,333
Purchase of treasury stock					(63,692)			(63,692)
Sales under option and benefit plans			(4,414)		9,079			4,665
Issuance of stock under restricted stock award plan			11		499	(510)		—
Restricted stock award amortization						200		200
Cash dividends paid ($.414 per share)				(25,271)				(25,271)

Balance September 30, 1998	58,645,813	$293,229	$ 32,955	$718,446	$(52,265)	$(911)	$ 47,181	$1,038,635

See accompanying notes to financial statements.

            SCHEDULE 4
COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30
	1999	1998
	(Unaudited) (In thousands)
OPERATING ACTIVITIES:
Net income	$ 121,860	$109,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,584	29,903
Provision for depreciation and amortization	26,127	24,201
Accretion of investment security discounts	(2,376)	(3,186)
Amortization of investment security premiums	7,949	5,967
Net gains on sales of investment securities (A)	(993)	(6,175)
Net increase in trading account securities	(9,702)	(11,833)
Decrease in interest receivable	1,228	3,022
Increase (decrease) in interest payable	(7,278)	1,439
Other changes, net	(18,925)	(10,772)

Net cash provided by operating activities	143,474	142,257

INVESTING ACTIVITIES:
Net cash received in acquisition	—	4,044
Proceeds from sales of investment securities (A)	113,933	269,520
Proceeds from maturities of investment securities (A)	1,148,760	783,400
Purchases of investment securities (A)	(940,606)	(895,818)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	93,699	(153,649)
Net increase in loans	(389,562)	(504,108)
Purchases of premises and equipment	(31,216)	(22,208)
Sales of premises and equipment	5,104	5,163

Net cash provided (used) by investing activities	112	(513,656)

FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings, and interest bearing demand deposits	(127,070)	(40,427)
Net increase (decrease) in time open and C.D.’s	(158,649)	21,293
Net increase in federal funds purchased and securities sold under agreements to repurchase	94,948	86,185
Repayment of long-term debt	(989)	(3,440)
Additional borrowings	—	15,245
Purchases of treasury stock	(61,379)	(62,554)
Exercise of stock options by employees	2,340	2,266
Cash dividends paid on common stock	(27,144)	(25,271)

Net cash used by financing activities	(277,943)	(6,703)

Decrease in cash and cash equivalents	(134,357)	(378,102)
Cash and cash equivalents at beginning of year	738,672	978,239

Cash and cash equivalents at September 30	$ 604,315	$600,137

(A) Available for sale and other non-marketable securities, excluding trading account securities.

           Net cash payments of income taxes for the nine month period were $81,754,000 in 1999 and $44,922,000 in 1998. Interest paid on deposits and borrowings for the nine month period was $218,995,000 in 1999 and $223,732,000 in 1998.

           See accompanying notes to financial statements.

SCHEDULE 5

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

1. Principles of Consolidation and Presentation

           The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1998 data to conform to current year presentation. Results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of results to be attained for any other period.

           The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1998 Annual Report to stockholders to which reference is made.

2. Allowance for Loan Losses

           The following is a summary of the allowance for loan losses.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	1999	1998	1999	1998
	(In thousands)
Balance, beginning of period	$120,225	$112,990	$117,092	$105,918

Additions:
Provision for loan losses	8,293	7,777	25,584	29,903
Allowance for loan losses of acquired banks	—	—	—	964

Total additions	8,293	7,777	25,584	30,867

Deductions:
Loan losses	9,998	10,594	29,700	31,550
Less recoveries on loans	2,719	2,790	8,263	7,728

Net loan losses	7,279	7,804	21,437	23,822

Balance, September 30	$121,239	$112,963	$121,239	$112,963

           At September 30, 1999, non-performing assets were $40,596,000, which was .55% of total loans and .37% of total assets. This balance consisted of $11,867,000 in loans not accruing interest, $27,270,000 in loans past due 90 days and still accruing interest, and $1,459,000 in foreclosed real estate.

3. Investment Securities

           Investment securities, at fair value, consist of the following at September 30, 1999 and December 31, 1998.

	September 30 1999	December 31 1998
	(In thousands)
Available for sale:
U.S. government and federal agency obligations	$1,182,603	$1,448,547
State and municipal obligations	91,695	101,785
CMO’s and asset-backed securities	1,177,550	974,377
Other debt securities	92,626	419,413
Equity securities	47,825	44,108
Trading account securities	14,866	14,210
Other non-marketable securities	30,958	29,276

Total investment securities	$2,638,123	$3,031,716

4. Common Stock

           The shares used in the calculation of basic and diluted income per share are shown below.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	1999	1998	1999	1998
	(In thousands)
Weighted average common shares outstanding	60,106	60,758	60,587	61,054
Stock options	757	963	816	1,057

	60,863	61,721	61,403	62,111

5. Comprehensive Income

           SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company’s only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	1999	1998	1999	1998
	(In thousands)
Unrealized holding gains (losses)	$(11,494)	$24,090	$(66,751)	$38,615
Less: reclassification adjustment for gains included in net income	—	388	993	5,496

Net unrealized gains (losses) on securities	(11,494)	23,702	(67,744)	33,119
Income tax expense (benefit)	1,691	11,616	(25,742)	15,194

Other comprehensive income (loss)	$(13,185)	$12,086	$(42,002)	$17,925

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

	Consumer	Commercial	Money Management	Segment Totals	Other/ Elimination	Consolidated Totals
	(In thousands)
Nine Months Ended September 30, 1999

Net interest income after loan loss expense	$ 23,832	$187,500	$(13,746)	$197,586	$ 123,058	$320,644
Cost of funds allocation	148,531	(73,002)	18,108	93,637	(93,637)	—
Non-interest income	94,389	20,861	53,712	168,962	6,663	175,625

Total net revenue	266,752	135,359	58,074	460,185	36,084	496,269
Non-interest expense	196,954	60,047	38,280	295,281	16,693	311,974

Income before income taxes	$ 69,798	$ 75,312	$ 19,794	$164,904	$ 19,391	$184,295

Nine Months Ended September 30, 1998

Net interest income after loan loss expense	$ 1,235	$183,002	$(13,950)	$170,287	$ 115,685	$285,972
Cost of funds allocation	163,973	(75,568)	17,618	106,023	(106,023)	—
Non-interest income	80,594	18,869	48,115	147,578	8,792	156,370

Total net revenue	245,802	126,303	51,783	423,888	18,454	442,342
Non-interest expense	167,927	54,970	33,924	256,821	18,879	275,700

Income before income taxes	$ 77,875	$ 71,333	$ 17,859	$167,067	$ (425)	$166,642

Three Months Ended September 30, 1999

Net interest income after loan loss expense	$ 11,072	$ 65,599	$ (4,688)	$ 71,983	$ 38,716	$110,699
Cost of funds allocation	48,474	(26,258)	6,288	28,504	(28,504)	—
Non-interest income	31,972	7,065	17,271	56,308	425	56,733

Total net revenue	91,518	46,406	18,871	156,795	10,637	167,432
Non-interest expense	66,673	20,786	12,761	100,220	4,446	104,666

Income before income taxes	$ 24,845	$ 25,620	$ 6,110	$ 56,575	$ 6,191	$ 62,766

Three Months Ended September 30, 1998

Net interest income after loan loss expense	$ 540	$ 62,416	$ (5,359)	$ 57,597	$ 41,231	$ 98,828
Cost of funds allocation	52,880	(25,535)	6,731	34,076	(34,076)	—
Non-interest income	27,069	6,325	16,409	49,803	867	50,670

Total net revenue	80,489	43,206	17,781	141,476	8,022	149,498
Non-interest expense	57,680	18,489	10,906	87,075	4,870	91,945

Income before income taxes	$ 22,809	$ 24,717	$ 6,875	$ 54,401	$ 3,152	$ 57,553

           The segment activity, as shown above, includes both direct and allocated items. Amounts in the “ Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, and the effect of certain expense allocations to the segments.

SCHEDULE 6

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 1999
(Unaudited)

           The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 1998 Annual Report on Form 10-K. Results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of results to be attained for any other period.

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Per Share Data
Net income —basic	$ .69	$ .62	$2.01	$1.80
Net income —diluted	.68	.61	1.98	1.77
Cash dividends	.150	.138	.450	.414
Book value			17.97	17.18
Market price			35.38	37.50
Selected Ratios
(Based on average balance sheets)
Loans to deposits	79.45%	76.09%	76.79%	75.18%
Non-interest bearing deposits to total deposits	14.70	15.07	14.70	19.54
Equity to loans	14.69	15.40	15.14	15.66
Equity to deposits	11.67	11.72	11.62	11.77
Equity to total assets	9.73	9.81	9.72	9.87
Return on total assets	1.49	1.43	1.47	1.42
Return on realized stockholders’ equity	15.53	15.14	15.58	14.95
Return on total stockholders’ equity	15.27	14.62	15.11	14.42
(Based on end-of-period data)
Efficiency ratio	58.35	57.03	58.67	57.68
Tier I capital ratio			11.57	12.11
Total capital ratio			12.88	13.38
Leverage ratio			9.08	8.89

Summary

           Consolidated net income for the third quarter of 1999 was $41.4 million; a $3.7 million or 9.8% increase over the third quarter of 1998. Diluted earnings per share increased 11.5% to $.68 for the third quarter of 1999 compared to $.61 for the third quarter of 1998. The third quarter of 1999 was the Company’s fourteenth consecutive quarter of double-digit growth in earnings per share. Return on average assets for the quarter was 1.49% compared to 1.43% last year. Return on average realized stockholders’ equity for the third quarter was 15.53% compared to 15.14% last year. The Company’s efficiency ratio was 58.35% for the third quarter of 1999.

           Consolidated net income for the first nine months of 1999 was $121.9 million, an 11.1% increase over the first nine months of 1998. Diluted earnings per share was $1.98 compared to $1.77 last year. Compared to last year, net interest income increased 9.6% due to loan growth and lower deposit costs, and also partly due to bank acquisitions in 1998. The increase in non-interest income was the result of strong growth in credit card, trust and deposit account fees. Non-interest expense increased mainly due to higher salary costs coupled with growth in data processing and other technology costs.

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

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 1999 vs. 1998			Nine Months Ended September 30, 1999 vs. 1998
	Change due to		Total	Change due to		Total
	Average Volume	Average Rate		Average Volume	Average Rate
	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$13,867	$(7,584)	$ 6,283	$37,824	$(26,520)	$11,304
Investment securities:
U.S. government and federal agency securities	(2,412)	(602)	(3,014)	(5,736)	(2,064)	(7,800)
State and municipal obligations	(187)	(24)	(211)	(287)	(24)	(311)
CMO’s and asset-backed securities	5,807	(285)	5,522	14,370	(1,167)	13,203
Other securities	(426)	(28)	(454)	466	(362)	104
Federal funds sold and securities purchased under agreements to resell	(2,162)	(91)	(2,253)	1,925	(1,560)	365

Total interest income	14,487	(8,614)	5,873	48,562	(31,697)	16,865

Interest expense:
Deposits:
Savings	132	(705)	(573)	449	(1,677)	(1,228)
Interest bearing demand	3,276	(6,743)	(3,467)	17,258	(25,479)	(8,221)
Time open & C.D.’s of less than $100,000	(629)	(2,514)	(3,143)	513	(5,537)	(5,024)
Time open & C.D.’s of $100,000 and over	498	(472)	26	2,100	(1,083)	1,017
Federal funds purchased and securities sold under agreements to repurchase	1,198	(590)	608	2,703	(3,038)	(335)
Long-term debt and other borrowings	240	(98)	142	623	(288)	335

Total interest expense	4,715	(11,122)	(6,407)	23,646	(37,102)	(13,456)

Net interest income, fully taxable equivalent basis	$ 9,772	$ 2,508	$12,280	$24,916	$ 5,405	$30,321

           Net interest income for the third quarter of 1999 was $119.0 million, an 11.6% increase over the third quarter of 1998, and for the first nine months was $346.2 million, a 9.6% increase over last year. For the quarter, the net interest rate margin was 4.67% compared with 4.51% last year, while the nine month margin was 4.59% in 1999 and 4.58% in 1998.

            Total interest income increased $5.9 million, or 3.2%, over the third quarter of 1998 and increased $16.9 million, or 3.1%, over the first nine months of 1998. The increases were mainly due to higher loan demand, with average balances increasing $681.4 million on a quarterly comparison and $630.9 million year-to-date. Investments in CMO’s and asset-backed securities also contributed to the increase, but were partially offset by a shift from U.S. government and federal agency securities. Average rates earned on loans declined 44 basis points for the quarter and 54 basis points for the year-to-date comparisons. Average rates earned on investment securities declined 13 basis points and 17 basis points for the quarter and year-to-date comparisons. The average tax equivalent yield on interest earning assets was 7.42% for the third quarter of 1999 compared to 7.72% last year. The nine month yield decreased from 7.82% in 1998 to 7.38% in 1999.

           Total interest expense (net of capitalized interest) decreased $6.4 million, or 8.4%, compared to the third quarter of 1998 and decreased $13.5 million, or 6.0%, from the first nine months of 1998. The decreases were due to lower rates paid on interest bearing demand deposits and C.D. ’s of less than $100,000. The Company’s Premium Money Market deposit accounts saw a 65 basis point decline from the first nine months of 1998. Partially offsetting the decreases was growth in interest bearing demand deposit balances, particularly in the Company’s Premium Money Market deposit accounts, which increased $314.9 million over the first nine months of 1998. The average cost of funds decreased from 3.83% in the third quarter of 1998 to 3.28% in the third quarter of 1999. The nine month cost decreased from 4.03% in 1998 to 3.32% in 1999. Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first nine months of 1999 increased 7.2% compared to the same period last year. Core deposits supported 90% of average earning assets in 1999.

           Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on pages 19 and 20.

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

	September 30 1999	December 31 1998
	(In thousands)
Non-accrual loans	$11,867	$17,831
Past due 90 days and still accruing interest	27,270	24,529

Total impaired loans	39,137	42,360
Foreclosed real estate	1,459	2,521

Total non-performing assets	$40,596	$44,881

Non-performing assets to total loans	.55%	.64%
Non-performing assets to total assets	.37%	.39%

           The level of non-performing assets decreased $4.3 million, or 9.5%, from year end 1998 totals. Most of the decrease occurred in the non-accrual loan category. Non-accrual loans at September 30, 1999 consisted mainly of business loans ($6.4 million), construction and land development loans ($2.5 million) and business real estate loans ($2.5 million). Loans which were 90 or more days past due included credit card loans of $5.8 million, business loans of $7.6 million and personal real estate loans of $5.2 million.

           A subsidiary bank issues Visa and MasterCard credit cards, and credit card loans outstanding were $504.0 million at September 30, 1999. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding, management requires that a specific allowance for losses on credit card loans be maintained, which was $15.0 million, or 3.0% of credit card loans at September 30, 1999. The annualized net charge-off ratio for credit card loans was 3.27% for the first nine months of 1999 compared to 3.93% for the first nine months of 1998. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

Provision/Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30
	June 30, 1999	Sept. 30, 1999	Sept. 30, 1998	1999	1998
	(Dollars in thousands)
Provision for loan losses	$8,741	$8,293	$7,777	$25,584	$29,903
Net charge-offs	8,073	7,279	7,804	21,437	23,822
Net annualized charge-offs as a percentage of average loans	.46%	.39%	.47%	.40%	.49%

           Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management’s evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. The allowance for loan losses as a percentage of loans outstanding was 1.63% at September 30, 1999, compared to 1.66% at year end 1998 and 1.67% at September 30, 1998. The allowance at September 30, 1999 was 299% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
	1999	1998	% Change	1999	1998	% Change
	(Dollars in thousands)
Trust fees	$13,727	$12,913	6.3%	$ 41,851	$ 37,639	11.2%
Deposit account charges and other fees	17,602	16,078	9.5	50,952	46,185	10.3
Credit card transaction fees	10,999	9,272	18.6	30,906	25,268	22.3
Trading account profits and commissions	2,518	1,976	27.4	7,923	6,084	30.2
Net gains on securities transactions	—	87	(100.0)	993	6,175	(83.9)
Other	11,887	10,344	14.9	43,000	35,019	22.8

Total non-interest income	$56,733	$50,670	12.0	$175,625	$156,370	12.3

As a % of operating income (net interest income plus non-interest income)	32.3%	32.2%		33.7%	33.1%

           Non-interest income rose $19.3 million over the first nine months of last year and $6.1 million over the third quarter of last year. Trust fees increased $4.2 million over the first nine months of 1998 mainly due to account growth and increases in the value of assets managed. Deposit account charges rose $4.8 million over the first nine months of 1998 and $1.5 million over the third quarter of last year mainly due to growth in overdraft fee income. Growth in merchant income, sales volumes, and pricing changes, along with increased fees for debit card transactions, contributed to increases in credit card transaction fees of $5.6 million over the first nine months of 1998 and $1.7 million over the third quarter of 1998. Substantial securities gains were recorded in 1998 by the Parent and a venture capital subsidiary which did not reoccur in 1999, causing a large decline in this category. Other income increased 22.8% over the first nine months of 1998 mainly due to partnership investment gains, cash management fees, and brokerage-related income.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
	1999	1998	% Change	1999	1998	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 53,183	$48,644	9.3%	$160,577	$147,029	9.2%
Net occupancy	7,240	6,336	14.3	20,726	17,995	15.2
Equipment	4,394	4,567	(3.8)	15,049	13,232	13.7
Supplies and communication	8,372	7,692	8.8	24,918	21,891	13.8
Data processing	8,963	7,157	25.2	26,194	21,211	23.5
Marketing	3,445	3,052	12.9	9,611	9,290	3.5
Goodwill and core deposit	2,129	2,296	(7.3)	6,395	6,887	(7.1)
Other	16,940	12,201	38.8	48,504	38,165	27.1

Total non-interest expense	$104,666	$91,945	13.8	$311,974	$275,700	13.2

Full-time equivalent employees	5,301	5,247	1.0	5,313	5,184	2.5

           Non-interest expense rose $36.3 million, or 13.2%, over the first nine months of 1998 and increased $12.7 million, or 13.8%, over the third quarter of 1998. Salaries and employee benefits increased $13.5 million over the first nine months of 1998 and increased $4.5 million over the third quarter of 1998. Additional employees, merit increases, and contract programming contributed to the salary increase, while higher medical costs contributed to an increase in employee benefits. Occupancy costs increased 15.2% and 14.3% over the 1998 year and quarter-to-date periods due to higher rent on office space and building repairs. Supplies and communication expense increased $3.0 million over the first nine months of 1998 and included increases in telephone, office supplies, and postage and courier expense. Data processing expense increased $5.0 million and $1.8 million over the 1998 year and quarter-to-date periods, partly because of higher charges by information service providers. Other expense increased partly due to higher professional fees and processing losses. The efficiency ratio was 58.35% in the third quarter of 1999, compared to 57.03% in the third quarter of 1998 and 58.17% in the second quarter of 1999.

Operating Segments

           The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Commercial and Money Management.

Consumer

           The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage. For the nine months ended September 30, 1999, pre-tax earnings amounted to $69.8 million, down 10.4% from the previous year. Direct net interest income increased $20.1 million due to loan growth and lower deposit costs. The acquisition of three banks in November 1998 also increased net interest income for the segment. These revenues, however, were partially offset by lower funding credits allocated to the segment, which declined $15.4 million. Loan charge-offs declined 11.4%, mainly due to improved credit results in the bankcard loan sector. Non-interest income grew 17.1% over the first nine months of 1998, mainly in bankcard and deposit fee income. Non-interest expense increased 17.3% over 1998 mainly due to higher data processing expense, assigned management costs, and occupancy expense.

Commercial

           The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax earnings for the first nine months of 1999 were $75.3 million, an increase of 5.6%. Direct net interest income rose $4.6 million over 1998 and assigned funds costs declined $2.6 million. Non-interest income grew 10.6% over the first nine months of 1998 due to higher loan commitment and international fee income. Non-interest expense increased 9.2% mainly as a result of higher costs for check processing, data processing and salaries.

Money Management

           The Money Management segment consists of the Investment Management Group (IMG) and the Capital Markets Group (CMG). IMG provides trust and estate planning services, and advisory and discretionary investment management services. CMG sells fixed-income securities for personal and commercial customers. Pre-tax earnings were $19.8 million for the first nine months of 1999, an increase of 10.8%. Non-interest income increased 11.6%, mainly in trust and bond fees which grew $5.5 million. Non-interest expense grew 12.8% over 1998 with higher costs for salaries and data processing expense.

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

State of Readiness

           Mission critical items (defined to be those programs and processes that are essential to activities which present significant financial risk or risk in reputation) were identified in the assessment phase. The Company has completed all phases of the Year 2000 plan for 100% of all identified mission critical systems. The Company has also substantially completed all phases for high-priority, non-mission critical items.

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

            The Company interfaces with many third parties, including customers, supply vendors, service providers, and counterparties. Some of its major systems are provided by third parties. The Company has either performed its own testing of mission critical third party systems or verified the third party test plans and test results. The Company has also communicated with significant third parties to determine the extent to which the Company may be affected by those third parties’ failure to remediate their own Year 2000 issues. Assessments have been prepared for all of the Company’s largest customers and counterparties. During the remainder of 1999 the Company will continue to monitor the progress of any remaining third party testing or implementation procedures, and will monitor other significant matters involving third parties (e.g., clean management procedures). However, the Company cannot at this time determine the financial effect if significant third party remediation efforts fail.

Costs to Address Year 2000 Issues

           The total cost of the Company’s Year 2000 project is currently estimated to range between $6.5 and $7 million. Since inception through September 30, 1999, the cost has totaled approximately $5.5 million. This cost does not include computer equipment and software that is replaced within scheduled time frames in the normal course of business. A significant portion of these costs is not likely to be incremental costs to the Company, but rather will represent the redeployment of existing Company resources. System renovation costs for the Company are relatively low because a significant portion of the Company’s software is vendor-supplied.

Liquidity Issues

           The Company has planned, in conjunction with the Federal Reserve, to have additional supplies of cash available and has developed plans for alternative funding sources should a temporary liquidity shortage arise. Investment securities totaling $1.2 billion have been pledged at the Federal Reserve as collateral for short-term borrowing purposes.

Year 2000 Contingency Plans

           The Company has developed Year 2000 business resumption contingency plans. These plans address Year 2000 problems that occur notwithstanding the remediation efforts of the Company and third parties. They include issues like liquidity needs and dependence on utility, postal and other service providers. Independent testing of these plans has been completed.

           Event planning is intended to address Year 2000 risks by actively monitoring operations during the period of time around the end of 1999 and the beginning of 2000, identifying any Year 2000 problems that occur and resolving such problems. These actions may include implementing previously developed Year 2000 business resumption contingency plans or business recovery plans. Event planning is in progress and will continue throughout the remainder of 1999 and the first quarter of 2000. There can be no assurance that any contingency plans will fully mitigate any Year 2000 failures, problems or disruptions.

Risks of Company’s Year 2000 Issues

           The Company’s estimate of Year 2000 project costs are based on management’s best current estimates. Actual results could differ from those anticipated. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company’s results of operations, liquidity and financial condition. The Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company ’s results of operations, liquidity and financial condition due to the general uncertainty inherent in the Year 2000 problem. The Company believes that, with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions and failures of normal operations should be reduced.

           Readers are cautioned that forward-looking statements contained in the Year 2000 discussion above should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995”.

Liquidity and Capital Resources

           The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $119.3 million at September 30, 1999 compared to $119.0 million at December 31, 1998. Included in the fair values were unrealized net gains of $25.5 million at September 30, 1999 and $26.6 million at December 31, 1998. The Parent’s liabilities totaled $87.4 million at September 30, 1999, compared to $14.2 million at December 31, 1998. Liabilities at September 30, 1999 included $72.2 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The funds advanced from the subsidiary bank holding companies consist mainly of subsidiary bank dividends. The Parent had no short-term borrowings from affiliate banks or long-term debt during 1999. The Parent’ s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

           The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.62 billion at September 30, 1999 and $3.11 billion at December 31, 1998. The available for sale bank portfolio included an unrealized net loss in fair value of $10.5 million at September 30, 1999 compared to an unrealized net gain of $55.2 million at December 31, 1998. U.S. government and federal agency securities comprised 45% and CMO’s and asset-backed securities comprised 45% of the banking subsidiaries’ available for sale portfolio at September 30, 1999. The estimated average maturity of the available for sale investment portfolio was 3.0 years at September 30, 1999 and 2.3 years at December 31, 1998.

           In February 1999, the Board of Directors announced the approval of additional purchases of the Company ’s common stock, bringing the total purchase authorization to 3,000,000 shares. At September 30, 1999, the Company had acquired 1,349,660 shares under this authorization. The Company has routinely used these reacquired shares to fund annual stock dividends and employee benefit programs. At an October 1999 meeting, the Board authorized the sixth annual consecutive 5% stock dividend, which will be distributed in December 1999.

           The Company had an equity to asset ratio of 9.72% based on 1999 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

	September 30 1999	December 31 1998	Min. Ratios for Well- Capitalized Banks
	(Dollars in thousands)
Risk-Adjusted Assets	$8,600,776	$8,426,289
Tier I Capital	995,421	952,488
Total Capital	1,107,594	1,060,692
Tier I Capital Ratio	11.57%	11.30%	6.00%
Total Capital Ratio	12.88	12.59	10.00
Leverage Ratio	9.08	8.80	5.00

           The Company’s cash and cash equivalents (defined as “Cash and due from banks”) were $604.3 million at September 30, 1999, a decrease of $134.4 million from December 31, 1998. Contributing to the net cash outflow were a $389.6 million increase in loans (net of repayments), a net decrease in deposits of $285.7 million, and treasury stock purchases of $61.4 million. Partially offsetting these net outflows were $322.1 million in maturities and sales of investment securities, net of purchases, and $143.5 million generated from operating activities. Total assets decreased $285.3 million from December 31, 1998.

           The Company has various commitments and contingent liabilities which are not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $3.02 billion, standby letters of credit totaled $255.6 million, and commercial letters of credit totaled $34.1 million at September 30, 1999. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $170.4 million at September 30, 1999. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $7.1 million at September 30, 1999. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

Quantitative and Qualitative Disclosures about Market Risk

           The Company’s assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect the Company’s decisions on pricing its assets and liabilities which impacts net interest income, a significant cash flow source for the Company. As a result, a substantial portion of the Company’s risk management activities relates to managing interest rate risk.

           The Company’s Asset/Liability Management Committee monitors the interest rate sensitivity of the Company ’s balance sheet monthly using earnings simulation models and interest sensitivity GAP analysis. Using these tools, management attempts to optimize the asset/liability mix to minimize the impacts of significant rate movements within a broad range of interest rate scenarios.

           One set of simulation models is prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at September 30, 1999 for the twelve month projection. When this position is subjected to a graduated shift in interest rates of 100 basis points rising and 100 basis points falling, the annual impact to the Company ’s net interest income is as follows:

Scenario	$ in millions	% of Net Int. Income
100 basis points rising	$2.5	1%
100 basis points falling	(1.7)	—

           Currently, the Company does not have significant risks related to foreign exchange, commodities or equity risk exposures.

Impact of Accounting Standards

           Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, will be adopted by the Company on January 1, 2001. SFAS No. 137, an amendment of SFAS No. 133, deferred its effective date for one year. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives must be recognized on the balance sheet at fair value, with special accounting requirements for designated hedging activities. Certain changes in fair value must be adjusted through income. Because of the Company’s minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

           This report contains “forward-looking statements” within the meaning of the federal securities laws. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 1999 and 1998

	Nine Months 1999			Nine Months 1998
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,391,342	$130,019	7.27%	$ 2,181,961	$128,000	7.84%
Construction and development	352,174	20,443	7.76	241,561	15,079	8.35
Real estate—business	1,045,227	62,334	7.97	946,610	59,441	8.40
Real estate—personal	1,330,874	72,424	7.28	1,238,250	70,243	7.58
Personal banking	1,504,364	90,655	8.06	1,372,536	88,437	8.61
Credit card	500,646	48,723	13.01	512,815	52,094	13.58

Total loans	7,124,627	424,598	7.97	6,493,733	413,294	8.51

Investment securities:
U.S. government & federal agency	1,297,070	58,124	5.99	1,420,763	65,924	6.20
State & municipal obligations (A)	93,284	5,543	7.95	98,079	5,854	7.98
CMO’s and asset-backed securities	1,163,151	53,847	6.19	859,149	40,644	6.32
Trading account securities	13,499	564	5.59	10,891	408	5.01
Other marketable securities (A)	125,064	5,380	5.75	118,363	5,299	5.99
Other non-marketable securities	33,172	1,272	5.13	31,645	1,405	5.94

Total investment securities	2,725,240	124,730	6.12	2,538,890	119,534	6.29

Federal funds sold and securities purchased under agreements to resell	320,777	11,804	4.92	275,195	11,439	5.56

Total interest earning assets	10,170,644	561,132	7.38	9,307,818	544,267	7.82

Less allowance for loan losses	(118,917)			(109,343)
Unrealized gain on investment securities	50,978			58,623
Cash and due from banks	587,338			607,309
Land, buildings and equipment, net	226,387			216,928
Other assets	176,592			215,095

Total assets	$11,093,022			$10,296,430

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 340,522	4,443	1.74	$ 315,489	5,671	2.40
Interest bearing demand	5,079,663	93,576	2.46	4,212,577	101,797	3.23
Time open & C.D.’ s of less than $100,000	2,201,116	83,244	5.06	2,180,206	88,268	5.41
Time open & C.D.’ s of $100,000 and over	293,183	10,921	4.98	241,324	9,904	5.49

Total interest bearing deposits	7,914,484	192,184	3.25	6,949,596	205,640	3.96

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	586,877	19,029	4.34	516,094	19,364	5.02
Long-term debt and other borrowings	26,667	660	3.31	9,144	325	4.75

Total borrowings	613,544	19,689	4.29	525,238	19,689	5.01

Total interest bearing liabilities	8,528,028	211,873	3.32%	7,474,834	225,329	4.03%

Non-interest bearing demand deposits	1,363,511			1,688,182
Other liabilities	123,100			116,724
Stockholders ’ equity	1,078,383			1,016,690

Total liabilities and equity	$11,093,022			$10,296,430

Net interest margin (T/E)		$349,259			$318,938

Net yield on interest earning assets			4.59%			4.58%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Three Months Ended September 30, 1999 and 1998

	Third Quarter 1999			Third Quarter 1998
	Average Balance	Interest Income/ Expense	Avg.Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg.Rates Earned/ Paid
	(Unaudited) (Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,455,461	$45,732	7.39%	$ 2,223,565	$43,673	7.79%
Construction and development	351,832	6,979	7.87	248,608	5,163	8.24
Real estate—business	1,087,146	21,767	7.94	954,814	19,980	8.30
Real estate—personal	1,333,624	23,961	7.13	1,279,439	23,758	7.37
Personal banking	1,598,313	31,881	7.91	1,430,893	31,196	8.65
Credit card	500,097	16,639	13.20	507,775	16,906	13.21

Total loans	7,326,473	146,959	7.96	6,645,094	140,676	8.40

Investment securities:
U.S. government & federal agency	1,232,052	18,376	5.92	1,388,667	21,390	6.11
State & municipal obligations (A)	92,275	1,819	7.82	101,665	2,030	7.92
CMO’s and asset-backed securities	1,224,575	19,013	6.16	855,975	13,491	6.25
Trading account securities	10,821	166	6.09	12,662	162	6.00
Other marketable securities (A)	89,797	1,349	5.96	117,968	1,753	5.90
Other non-marketable securities	33,666	425	5.01	32,200	479	5.90

Total investment securities	2,683,186	41,148	6.08	2,509,137	39,305	6.21

Federal funds sold and securities purchased under agreements to resell	170,238	2,283	5.32	325,354	4,536	5.53

Total interest earning assets	10,179,897	190,390	7.42	9,479,585	184,517	7.72

Less allowance for loan losses	(120,113)			(112,231)
Unrealized gain on investment securities	25,896			58,574
Cash and due from banks	573,259			561,341
Land, buildings and equipment, net	231,067			218,352
Other assets	171,553			221,509

Total assets	$11,061,559			$10,427,130

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 339,570	1,341	1.57	$ 317,675	1,914	2.39
Interest bearing demand	5,095,865	31,591	2.46	4,659,678	35,058	2.98
Time open & C.D.’s of less than $100,000	2,144,504	26,639	4.93	2,190,781	29,782	5.39
Time open & C.D.’s of $100,000 and over	285,193	3,468	4.82	249,164	3,442	5.48

Total interest bearing deposits	7,865,132	63,039	3.18	7,417,298	70,196	3.75

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	627,362	7,199	4.55	530,942	6,591	4.93
Long-term debt and other borrowings	26,626	218	3.25	13,996	76	7.53

Total borrowings	653,988	7,417	4.50	544,938	6,667	4.85

Total interest bearing liabilities	8,519,120	70,456	3.28%	7,962,236	76,863	3.83%

Non-interest bearing demand deposits	1,355,799			1,316,402
Other liabilities	110,553			125,099
Stockholders’ equity	1,076,087			1,023,393

Total liabilities and equity	$11,061,559			$10,427,130

Net interest margin (T/E)		$119,934			$107,654

Net yield on interest earning assets			4.67%			4.51%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.