Form 10-K
period 1999-12-31
COMMERCE BANCSHARES INC /MO/
filed 2000-03-17
CIK 22356

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

   As of February 18, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,687,000,000.

   As of February 18, 2000, there were 61,856,051 shares of Registrant's $5 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Annual Report to Shareholders for the fiscal year ended December 31, 1999 is incorporated in Part I, Part II, and Part IV of the Form 10-K.

   Portions of the definitive proxy statement with respect to the annual meeting of shareholders to be held on April 19, 2000, are incorporated in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

 General

   Commerce Bancshares, Inc. (the "Company"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns all of the outstanding capital stock of one national banking association headquartered in Missouri, one national banking association headquartered in Illinois, one national bank in Kansas, and a credit card bank which is located in Nebraska and is limited in its activities to the issuance of credit cards. The Company also owns, directly or through its banking subsidiaries, various non-banking subsidiaries which are engaged in owning real estate which is leased to the Company's banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to extensions of credit made by the banking subsidiaries), providing venture capital, brokerage services, and mortgage banking. The Company also owns two second tier holding companies which are the direct owners of several of the above mentioned banks. The table setting forth the names and locations of the Company's subsidiaries is included as Exhibit 21 hereto.

   The Company is the largest bank holding company headquartered in Missouri. Its principal offices are at 1000 Walnut, Kansas City, Missouri (telephone number 816-234-2000). At December 31, 1999, the Company had consolidated assets of $11.4 billion, consolidated loans of $7.6 billion, and consolidated deposits of $9.2 billion.

   The Company's Missouri bank charter comprises approximately 84% of the banking assets of the Company. Missouri, being centrally located in the United States, provides a natural site for production and distribution facilities and also serves as a transportation hub. The economy is well-diversified with many major industries represented, such as automobile manufacturing, aircraft manufacturing, food production and agricultural production together with related industries. Missouri has a relatively balanced real estate market and the Missouri unemployment rate is generally at or below the national average. There are no significant economic problems in general for the communities served by the Company. The adjacent states of Kansas and Illinois share many of the same characteristics in the communities being served and their local economies are generally stable and not abnormally weakened by the national economy.

   The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. As a general rule, the Company publicly announces any material acquisitions when a definitive agreement has been reached.

 Operating Segments

   The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, bankcard, student lending, and discount brokerage services. It contributed 41% of the Company's 1999 pre-tax net income. The Commercial segment provides corporate lending, leasing, and international services, as well as business, government deposit and cash management services. It also contributed 41% of the Company's pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment management services. This segment also operates a family of mutual funds available for sale to both trust and general retail customers. This segment contributed 10% of the Company's pre-tax income. At December 31, 1999, the segment managed investments with a market value of $9.8 billion and administered an additional $7.4 billion in non-managed assets.

 Competition

   The Company has locations in regional markets throughout Missouri, Kansas and central Illinois, where the Company faces intense competition from hundreds of financial service providers. The Company competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies.

 Supervision and Regulation

   In the banking industry, Missouri is unique with two Federal Reserve Banks, located in St. Louis and Kansas City, which results in operating efficiencies for the subsidiary banks and their customers. In addition, the banking subsidiary in Illinois is a member of the Federal Reserve Bank of Chicago which provides additional flexibility to the operations area.

   The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. The Company's four banking subsidiaries are organized as national banking associations and are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. All banks are also subject to regulation by the Federal Deposit Insurance Corporation.

   Under Federal Reserve policy, the Company is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not otherwise do so. In addition, there are numerous other federal and state laws and regulations which control the activities of the Company and its banking subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. Information regarding capital adequacy standards of the Federal Banking regulators is discussed on page 52 of the 1999 Annual Report to Shareholders. Information regarding affiliate bank dividend restrictions is on page 57 of the 1999 Annual Report to Shareholders.

   These laws and regulations are under constant review by various agencies and legislatures, and are subject to sweeping change. Most recently was the passage of the Financial Services Modernization Act of 1999, which gives banks the opportunity to offer certain additional products, such as insurance and bond underwriting. In addition, the Federal Reserve impacts the conditions under which the Company operates by its influence over interest rates and credit conditions. The effects of the foregoing on the economic condition of the Company cannot be predicted with certainty.

 Employees

   The Company and its subsidiaries employed 4,586 persons on a full-time basis and 815 persons on a part-time basis at December 31, 1999.

 Statistical Disclosure

   The information required under the caption "Statistical Disclosure by Bank Holding Companies" is included in the "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the "Notes to Financial Statements" sections of the 1999 Annual Report to Shareholders as indicated below and is hereby incorporated by reference. The following schedule reflects the page number of the Annual Report where the various captioned information is shown.

                                                                  Annual Report
                                                                      Page
                                                                  -------------
    I. Distribution of Assets, Liabilities and Stockholders'
       Equity; Interest Rates and Interest Differential.........    22, 36-39
   II. Investment Portfolio.....................................    30, 46-47
  III. Loan Portfolio
        Types of Loans..........................................           27
        Maturities and Sensitivities of Loans to Changes in
       Interest Rates...........................................           27
        Risk Elements...........................................        29-30
   IV. Summary of Loan Loss Experience..........................        23-24
    V. Deposits.................................................    34, 36-37
   VI. Return on Equity and Assets..............................           21
  VII. Short-Term Borrowings....................................           47

Item 2. Properties

   The Missouri, Illinois, and Kansas-chartered bank subsidiaries maintain their main offices in various office buildings listed below. These are owned by the bank subsidiary or a subsidiary of the bank. The banks lease unoccupied premises to the public. The buildings are located in the downtown areas of the cities they serve.

                                             Net rentable  % occupied % occupied
      Building                              square footage  in total   by bank
      --------                              -------------- ---------- ----------
      922 Walnut
       Kansas City, MO.....................    205,000         46%        39%
      1000 Walnut
       Kansas City, MO.....................    384,000         79         44
      720 Main
       Kansas City, MO.....................    180,000         98         84
      8000 Forsyth
       Clayton, MO.........................    197,000         90         88
      416 Main
       Peoria, IL..........................    224,000         87         25
      150 N. Main
       Wichita, KS.........................    191,000         76         49

   The Nebraska credit card bank leases its offices in Omaha, Nebraska. Additionally, certain other credit card functions operate out of leased offices in downtown Kansas City. The Company also has approximately 190 branch locations in Missouri, Illinois and Kansas which are owned or leased.

Item 3. Legal Proceedings

   The information required by this item is set forth under the caption "Commitments and Contingencies" on page 55 of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, and is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

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

          Name and Age                    Positions with Registrant
          ------------                    -------------------------
   Jeffery D. Aberdeen, 46...  Controller of the Company since December, 1995.
                               Assistant Controller of the Company and
                               Controller of Commerce Bank, N.A. (Missouri), a
                               subsidiary of the Company, prior thereto.

   Andrew F. Anderson, 48....  Senior Vice President of the Company since
                               October, 1998. Chairman of the Board, President
                               and Chief Executive Officer of Commerce Bank,
                               N.A. (Illinois), a subsidiary of the Company,
                               since August, 1995. President and Chief
                               Executive Officer of The Peoples Bank of
                               Bloomington, IL prior thereto.

          Name and Age                     Positions with Registrant
          ------------                     -------------------------

   Kevin G. Barth, 39.......... Senior Vice President of the Company and
                                Executive Vice President of Commerce Bank, N.A.
                                (Missouri) since October, 1998. Officer of
                                Commerce Bank, N.A. (Missouri) prior thereto.

   A. Bayard Clark, 54......... Chief Financial Officer, Executive Vice
                                President and Treasurer of the Company since
                                December, 1995. Executive Vice President of the
                                Company prior thereto.

   Sara E. Foster, 39.......... Senior Vice President of the Company since
                                December, 1997. Vice President of the Company
                                prior thereto.

   David W. Kemper, 49......... Chairman of the Board of Directors of the
                                Company since November, 1991, Chief Executive
                                Officer of the Company since June, 1986, and
                                President of the Company since April, 1982.
                                Chairman of the Board and President of Commerce
                                Bank, N.A. (Missouri). He is the son of James
                                M. Kemper, Jr. (a former Director and former
                                Chairman of the Board of the Company) and the
                                brother of Jonathan M. Kemper, Vice Chairman of
                                the Company.

   Jonathan M. Kemper, 46...... Vice Chairman of the Company since November,
                                1991 and Vice Chairman of Commerce Bank, N.A.
                                (Missouri) since December, 1997. Prior thereto,
                                he was Chairman of the Board, Chief Executive
                                Officer, and President of Commerce Bank, N.A.
                                (Missouri). He is the son of James M. Kemper,
                                Jr. (a former Director and former Chairman of
                                the Board of the Company) and the brother of
                                David W. Kemper, Chairman, President, and Chief
                                Executive Officer of the Company.

   Charles G. Kim, 39.......... Executive Vice President of the Company since
                                April, 1995. Prior thereto, he was Senior Vice
                                President of Commerce Bank, N.A. (Clayton, MO),
                                a former subsidiary of the Company.

   Seth M. Leadbeater, 49...... Executive Vice President of the Company since
                                October, 1998. Executive Vice President of
                                Commerce Bank, N.A. (Missouri) since December
                                1997. Prior thereto, he was President of
                                Commerce Bank, N.A. (Clayton, MO).

   Robert C. Matthews, Jr., 52. Executive Vice President of the Company since
                                December, 1989. Executive Vice President of
                                Commerce Bank, N.A. (Missouri) since December,
                                1997.

   Michael J. Petrie, 43....... Senior Vice President of the Company since
                                April, 1995. Prior thereto, he was Vice
                                President of the Company.

   Robert J. Rauscher, 42...... Senior Vice President of the Company since
                                October, 1997. Senior Vice President of
                                Commerce Bank, N.A. (Missouri) prior thereto.

   V. Raymond Stranghoener, 48. Senior Vice President of the Company since
                                February, 2000. Prior to his employment with the Company in October, 1999, he was employed at BankAmerica Corp., his most recent title being National Executive of the Bank of America
                                Private Bank Wealth Strategies Group. He joined
                                Boatmen's Trust Company in 1993, which
                                subsequently merged with BankAmerica Corp.

   William A. Sullins, Jr., 61. Vice Chairman of the Company since August,
                                1992. Vice Chairman of Commerce Bank, N.A.
                                (Missouri) since December, 1997. Vice Chairman of Commerce Bank, N.A. (Clayton, MO) prior thereto.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

   The information required by this item is set forth on page 20 of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, and is hereby incorporated by reference.

Item 6. Selected Financial Data

   The information required by this item is set forth on page 21 of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, and is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by this item is set forth on pages 21 through 39 of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, and is hereby incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is set forth on pages 32 through 34, 44, 54 and 55 of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, and is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

   The information required by this item is set forth on pages 40 through 60 of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, and is hereby incorporated by reference.

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

    (3) Exhibits:

      3--Articles of Incorporation and By-Laws:

              (a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q dated August 10, 1999, and the same are hereby incorporated by reference.

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

      10--Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

              (a) Commerce Bancshares, Inc. Executive Incentive Compensation
                  Plan amended and restated as of December 31, 1999.

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

              (h) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of February 4, 2000.

              (i) Form of Severance Agreement between Commerce Bancshares,
                  Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

              (j) Trust Agreement for the Commerce Bancshares, Inc. Executive
                  Incentive Compensation Plan.

      13--Annual Report to Security Holders

      21--Subsidiaries of the Registrant

      23--Independent Accountants' Consent

      24--Powers of Attorney (in the following form):

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby appoint J. Daniel Stinnett and Jeffery D. Aberdeen, or either of them, attorney for the undersigned to sign the Annual Report on Form 10-K of Commerce Bancshares, Inc., for the fiscal year ended December 31, 1999, together with any and all amendments which might be required from time to time with respect thereto, to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, with respect to Commerce Bancshares, Inc., with full power and authority in either of said attorneys to do and perform in the name of and on behalf of the undersigned every act whatsoever necessary or desirable to be done in the premises as fully and to all intents and purposes as the undersigned might or could do in person.

         IN WITNESS WHEREOF, the undersigned have executed these presents this 4th day of February, 2000.

         Signed by the following directors:

         Messrs. Giorgio Balzer; Fred L. Brown; James B. Hebenstreit; David W. Kemper; Jonathan M. Kemper; Mary Ann Krey; Terry O. Meek; Benjamin F. Rassieur III; John H. Robinson, Jr.; L. W. Stolzer; William A. Sullins, Jr.; and Robert H. West.

      27--Financial Data Schedule (filed only with electronic transmission)

    (b) Reports on Form 8-K:

     No report on Form 8-K was filed during the last quarter of 1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 10th day of March, 2000.

                                          Commerce Bancshares, Inc.

                                                /s/ J. Daniel Stinnett
                                          By: _________________________________
                                                    J. Daniel Stinnett
                                               Vice President and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March, 2000.

                                               /s/ Jeffery D. Aberdeen
                                          _____________________________________
                                                   Jeffery D. Aberdeen
                                                       Controller
                                               (Chief Accounting Officer)

                                                 /s/ A. Bayard Clark
                                          _____________________________________
                                                     A. Bayard Clark
                                                 Chief Financial Officer

David W. Kemper
 (Chief Executive Officer)
Georgio Balzer
Fred L. Brown

James B. Hebenstreit                                A majority of the
Jonathan M. Kemper                                 Board of Directors*
Mary Ann Krey
Terry O. Meek
Benjamin F. Rassieur III
John H. Robinson, Jr.
L. W. Stolzer
William A. Sullins, Jr.
Robert H. West
--------
   *David W. Kemper, Director and Chief Executive Officer, and the other Directors of Registrant listed, executed a power of attorney authorizing J. Daniel Stinnett, their attorney-in-fact, to sign this report on their behalf.

                                               /s/ J. Daniel Stinnett
                                          _____________________________________
                                             J. Daniel Stinnett, Attorney-in-
                                                          Fact

                                INDEX TO EXHIBITS

        3 -- Articles of Incorporation and By-Laws:

             (a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q dated August 10, 1999, and the sale are hereby incorporated by reference.

             (b) Restated By-Laws were filed in quarterly report on Form 10-Q dated August 9, 1996, and the same are hereby incoporated by reference.

        4 -- Instruments defining the rights of security holders, including indentures:

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

        10 - Material Contracts (Each of the following is a management contract or a compensatory plan arragement):

             (a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of December 31, 1999.

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

             (h) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of February 4, 2000.

             (i) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

             (j) Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan

        13 - Annual Report to Security Holders

        21 - Subsidiaries of the Registrant

        23 - Independent Accountants' Consent

        24 - Powers of Attorney

        27 - Financial Data Schedule