Form 10-Q
period 2000-03-31
COMMERCE BANCSHARES INC /MO/
filed 2000-05-11
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

          As of May 5, 2000, the registrant had outstanding 61,187,923 shares of its $5 par value common stock, registrant’s only class of common stock.

Part I: FINANCIAL INFORMATION

          In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of March 31, 2000 and December 31, 1999 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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
Schedule 6: Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Quantitative and Qualitative Disclosures about Market Risk

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

(27) Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

/S / J. DANIEL STINNETT
Date: May 11, 2000	By
J. Daniel Stinnett
Vice President & Secretary

/S / JEFFERY D. ABERDEEN
Date: May 11, 2000	By
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Schedule 1

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2000	December 31 1999
	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$ 7,777,279	$ 7,576,892
Allowance for loan losses	(124,803)	(123,042)

Net loans	7,652,476	7,453,850

Investment securities:
Available for sale	2,268,918	2,451,785
Trading account	12,456	23,639
Other non-marketable	39,194	32,991

Total investment securities	2,320,568	2,508,415

Federal funds sold and securities purchased under agreements to resell	221,206	238,602
Cash and due from banks	568,358	685,157
Land, buildings and equipment, net	239,273	235,163
Goodwill and core deposit premium, net	66,154	68,209
Other assets	138,685	211,540

Total assets	$11,206,720	$11,400,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$ 1,504,780	$ 1,584,333
Savings and interest bearing demand	5,210,129	5,154,506
Time open and C.D.’s of less than $100,000	2,087,927	2,114,443
Time open and C.D.’s of $100,000 and over	310,443	310,841

Total deposits	9,113,279	9,164,123
Federal funds purchased and securities sold under agreements to repurchase	892,516	1,042,429
Long-term debt and other borrowings	25,372	25,735
Accrued interest, taxes and other liabilities	86,875	88,817

Total liabilities	10,118,042	10,321,104

Stockholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value. Authorized 100,000,000 shares; issued 62,428,078 shares	312,140	312,140
Capital surplus	128,941	129,173
Retained earnings	674,412	642,746
Treasury stock of 765,672 shares in 2000 and 53,829 shares in 1999, at cost	(23,267)	(2,089)
Other	(1,435)	(916)
Accumulated other comprehensive income	(2,113)	(1,222)

Total stockholders’ equity	1,088,678	1,079,832

Total liabilities and stockholders’ equity	$11,206,720	$11,400,936

See accompanying notes to financial statements.

Schedule 2

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
	2000	1999
	(Unaudited) (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$156,718	$137,740
Interest on investment securities	37,002	40,715
Interest on federal funds sold and securities purchased under agreements to resell	3,110	6,043

Total interest income	196,830	184,498

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	35,501	33,083
Time open and C.D.’s of less than $100,000	26,575	28,929
Time open and C.D.’s of $100,000 and over	3,862	3,782
Interest on other borrowings	11,699	6,538

Total interest expense	77,637	72,332

Net interest income	119,193	112,166
Provision for loan losses	8,665	8,550

Net interest income after provision for loan losses	110,528	103,616

NON-INTEREST INCOME
Trust fees	14,234	13,912
Deposit account charges and other fees	16,582	16,241
Credit card transaction fees	11,192	8,900
Trading account profits and commissions	2,385	2,785
Net gains (losses) on securities transactions	(1)	636
Other	12,404	14,982

Total non-interest income	56,796	57,456

NON-INTEREST EXPENSE
Salaries and employee benefits	54,863	54,025
Net occupancy	7,477	6,659
Equipment	5,139	4,875
Supplies and communication	8,597	8,160
Data processing	8,712	8,211
Marketing	3,150	3,251
Goodwill and core deposit	2,055	2,133
Other	14,967	15,387

Total non-interest expense	104,960	102,701

Income before income taxes	62,364	58,371
Less income taxes	21,109	19,686

Net income	$ 41,255	$ 38,685

Net income per share—basic	$ .66	$ .60

Net income per share—diluted	$ .66	$ .59

Cash dividends per common share	$ .155	$ .143

See accompanying notes to financial statements.

Schedule 3
COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN  STOCKHOLDERS’ EQUITY

	Number of Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Other	Accumulated Other Comprehensive Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance January 1, 2000	62,428,078	$312,140	$129,173	$642,746	$ (2,089)	$ (916)	$(1,222)	$1,079,832
Net income				41,255				41,255
Change in unrealized gain (loss) on available for sale securities							(891)	(891)

Total comprehensive income								40,364

Purchase of treasury stock					(22,438)			(22,438)
Issuance of stock under purchase, option and benefit plans			(200)		600			400
Issuance of stock under restricted stock award plan			(32)		660	(628)		—
Restricted stock award amortization						109		109
Cash dividends paid ($.155 per share)				(9,589)				(9,589)

Balance March 31, 2000	62,428,078	$312,140	$128,941	$674,412	$(23,267)	$(1,435)	$(2,113)	$1,088,678

Balance January 1, 1999	61,352,684	$306,763	$106,159	$624,256	$ (8,561)	$ (904)	$53,072	$1,080,785
Net income				38,685				38,685
Change in unrealized gain (loss) on available for sale securities							(16,696)	(16,696)

Total comprehensive income								21,989

Purchase of treasury stock					(21,185)			(21,185)
Issuance of stock under purchase, option and benefit plans			(2,499)		5,282			2,783
Issuance of stock under restricted stock award plan			(19)		289	(270)		—
Restricted stock award amortization						89		89
Cash dividends paid ($.143 per share)				(9,119)				(9,119)

Balance March 31, 1999	61,352,684	$306,763	$103,641	$653,822	$(24,175)	$(1,085)	$36,376	$1,075,342

See accompanying notes to financial statements.

Schedule 4

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
	2000	1999
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$ 41,255	$ 38,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,665	8,550
Provision for depreciation and amortization	8,975	8,370
Accretion of investment security discounts	(589)	(824)
Amortization of investment security premiums	2,591	2,805
Net (gains) losses on sales of investment securities (A)	1	(636)
Net decrease in trading account securities	10,700	4,568
(Increase) decrease in interest receivable	(2,570)	1,055
Increase (decrease) in interest payable	769	(1,745)
Other changes, net	12,792	56,867

Net cash provided by operating activities	82,589	117,695

INVESTING ACTIVITIES:
Proceeds from sales of investment securities (A)	218	75,217
Proceeds from maturities of investment securities (A)	389,306	623,095
Purchases of investment securities (A)	(220,666)	(532,982)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	17,396	(105,005)
Net (increase) decrease in loans	(206,988)	96,254
Purchases of premises and equipment	(10,751)	(7,689)
Sales of premises and equipment	1,335	768

Net cash provided (used) by investing activities	(30,150)	149,658

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, and interest bearing demand deposits	39,568	(159,510)
Net decrease in time open and C.D.’s	(26,954)	(49,142)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(149,913)	(111,953)
Repayment of long-term debt	(309)	(272)
Purchases of treasury stock	(22,438)	(20,191)
Issuance of stock under purchase, option and benefit plans	397	1,006
Cash dividends paid on common stock	(9,589)	(9,119)

Net cash used by financing activities	(169,238)	(349,181)

Decrease in cash and cash equivalents	(116,799)	(81,828)
Cash and cash equivalents at beginning of year	685,157	738,672

Cash and cash equivalents at March 31	$ 568,358	$ 656,844

(A)	Available for sale and other non-marketable securities, excluding trading account securities.

          During the three month period, income tax net receipts were $60,000 in 2000 and income tax net payments were $15,815,000 in 1999. Interest paid on deposits and borrowings for the three month period was $77,637,000 in 2000 and $74,037,000 in 1999.

See accompanying notes to financial statements.

Schedule 5

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

1.    Principles of Consolidation and Presentation

          The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1999 data to conform to current year presentation. Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results to be attained for any other period.

          The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1999 Annual Report to stockholders to which reference is made.

2.    Allowance for Loan Losses

          The following is a summary of the allowance for loan losses for the three months ended March 31, 2000 and 1999.

(In thousands)	2000	1999
Balance, January 1	$123,042	$117,092

Additions:
Provision for loan losses	8,665	8,550

Deductions:
Loan losses	9,752	9,039
Less recoveries on loans	2,848	2,954

Net loan losses	6,904	6,085

Balance, March 31	$124,803	$119,557

          At March 31, 2000, non-performing assets were $36,259,000, which was .47% of total loans and .32% of total assets. This balance consisted of $17,573,000 in loans not accruing interest, $17,396,000 in loans past due 90 days and still accruing interest, and $1,290,000 in foreclosed real estate.

3.    Investment Securities

           Investment securities, at fair value, consist of the following at March 31, 2000 and December 31, 1999.

(In thousands)	March 31 2000	December 31 1999
Available for sale:
U.S. government and federal agency obligations	$ 999,975	$1,136,332
State and municipal obligations	74,992	80,263
CMO’s and asset-backed securities	1,067,294	1,106,975
Other debt securities	77,452	82,262
Equity securities	49,205	45,953
Trading account securities	12,456	23,639
Other non-marketable securities	39,194	32,991

Total investment securities	$2,320,568	$2,508,415

4.    Common Stock

          The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2000 and 1999 are shown below.

(In thousands)	2000	1999
Weighted average common shares outstanding	62,055	64,098
Stock options	577	915

	62,632	65,013

5.    Comprehensive Income

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

	For the Three Months Ended March 31
(In thousands)	2000	1999
Unrealized holding gains (losses)	$(1,419)	$(26,323)
Less: reclassification adjustment for gains included in net income	—	636

Net unrealized gains (losses) on securities	(1,419)	(26,959)
Income tax expense (benefit)	(528)	(10,263)

Other comprehensive income (loss)	$ (891)	$(16,696)

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

(In thousands)	Consumer	Commercial	Money Management	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2000
Net interest income after loan loss expense	$ 5,616	$78,424	$ (3,133)	$ 80,907	$29,621	$110,528
Cost of funds allocation	56,657	(36,053)	4,684	25,288	(25,288)	—
Non-interest income	29,526	6,873	18,117	54,516	2,280	56,796

Total net revenue	91,799	49,244	19,668	160,711	6,613	167,324
Non-interest expense	62,331	20,924	13,896	97,151	7,809	104,960

Income before income taxes	$29,468	$28,320	$ 5,772	$ 63,560	$(1,196)	$ 62,364

Three Months Ended March 31, 1999
Net interest income after loan loss expense	$ 6,216	$60,163	$ (4,709)	$ 61,670	$41,946	$103,616
Cost of funds allocation	50,621	(22,937)	6,152	33,836	(33,836)	—
Non-interest income	30,805	6,932	18,453	56,190	1,266	57,456

Total net revenue	87,642	44,158	19,896	151,696	9,376	161,072
Non-interest expense	64,568	19,356	12,728	96,652	6,049	102,701

Income before income taxes	$23,074	$24,802	$ 7,168	$ 55,044	$ 3,327	$ 58,371

          The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, and the effect of certain expense allocations to the segments.
Schedule 6

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2000
(Unaudited)

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 1999 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results to be attained for any other period.

	Three Months Ended March 31
	2000	1999
Per Share Data
Net income—basic	$ .66	$ .60
Net income—diluted	.66	.59
Cash dividends	.155	.143
Book value	17.67	16.85
Market price	31.19	36.67

Selected Ratios
(Based on average balance sheets)
Loans to deposits	84.56%	75.04%
Non-interest bearing deposits to total deposits	15.19	14.87
Equity to loans	14.11	15.43
Equity to deposits	11.93	11.58
Equity to total assets	9.71	9.66
Return on total assets	1.49	1.40
Return on realized stockholders’ equity	15.25	15.17
Return on total stockholders’ equity	15.33	14.53
(Based on end-of-period data)
Efficiency ratio	58.47	59.51
Tier I capital ratio	11.65	11.95
Total capital ratio	12.97	13.08
Leverage ratio	9.25	8.75

Summary

           Consolidated net income for the first three months of 2000 was $41.3 million; a $2.6 million, or 6.6%, increase over the first three months of 1999. Diluted earnings per share increased 11.9% to $.66 compared to $.59 for the same period in the prior year. The first quarter of 2000 was the Company’s sixteenth consecutive quarter of double digit percentage growth in earnings per share. The return on assets for the first quarter of 2000 was 1.49% versus 1.40% last year. The return on realized equity increased to 15.25% compared to 15.17% in 1999.

          Net interest income increased $7.0 million, or 6.3%, over the first three months of 1999, mainly due to 9.6% growth in average loans. Non-interest income decreased $660 thousand, or 1.1% from 1999. This decrease was mainly due to gains on the sales of student loans recorded in 1999, partially offset by 7.1% growth in core fee revenue during 2000. Non-interest expense increased $2.3 million, or 2.2%, which included increases of $838 thousand in salaries and benefits and $818 thousand in occupancy expense.

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

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2000 vs. 1999
	Change due to
	Average Volume	Average Rate	Total
	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$12,940	$6,023	$18,963
Investment securities:
U.S. government and federal agency securities	(4,026)	379	(3,647)
State and municipal obligations	(358)	(16)	(374)
CMO’s and asset-backed securities	1,519	(3)	1,516
Other securities	(1,613)	248	(1,365)
Federal funds sold and securities purchased under agreements to resell	(3,508)	575	(2,933)

Total interest income	4,954	7,206	12,160

Interest expense:
Deposits:
Savings	(65)	(195)	(260)
Interest bearing demand	33	2,645	2,678
Time open & C.D.’s of less than $100,000	(2,329)	(25)	(2,354)
Time open & C.D.’s of $100,000 and over	31	49	80
Federal funds purchased and securities sold under agreements to repurchase	2,955	2,430	5,385
Long-term debt and other borrowings	(12)	(9)	(21)

Total interest expense	613	4,895	5,508

Net interest income, fully taxable equivalent basis	$ 4,341	$2,311	$ 6,652

          Net interest income for the first quarter of 2000 was $119.2 million, a 6.3% increase over the first quarter of 1999. For the quarter, the net interest rate margin was 4.68% compared with 4.49% in the first quarter of 1999 and 4.68% in the fourth quarter of 1999.

          Total interest income increased $12.3 million, or 6.7%, over the first quarter of 1999, mainly due to an increase of $668.8 million in average loan balances and an increase of 24 basis points in loan yields. This growth was partly reflective of the effects of a strong economy in many of the Company’s markets. Also contributing to this growth was an increase of $97.4 million in average balances invested in CMO’s and asset-backed securities. These increases were partially offset by decreases of $399.0 million in the remaining portfolio and $292.0 million in average balances invested in federal funds sold and resell agreements. The average tax equivalent yield on interest earning assets was 7.71% in the first quarter of 2000 compared to 7.35% in the first quarter of 1999.

          Total interest expense (net of capitalized interest) increased $5.3 million, or 7.3%, compared to the first quarter of 1999 due mainly to higher average borrowings and rates paid on federal funds purchased. In addition, rates paid on the Company’s Premium Money Market deposit accounts increased 54 basis points. These increases to interest expense were partially offset by lower average C.D.’s of less than $100,000. Average rates paid on all interest bearing liabilities increased from 3.42% in the first quarter of 1999 to 3.64% in the first quarter of 2000. Interest capitalized on construction projects, which was deducted from interest expense on borrowings, amounted to $203 thousand in 2000.

           Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on page 16.

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

	March 31 2000	December 31 1999
	(In thousands)
Non-accrual loans	$17,573	$12,979
Past due 90 days and still accruing interest	17,396	21,317

Total impaired loans	34,969	34,296
Foreclosed real estate	1,290	1,347

Total non-performing assets	$36,259	$35,643

Non-performing assets to total loans	.47%	.47%
Non-performing assets to total assets	.32%	.31%

          The level of non-performing assets increased 1.7% from year end 1999 totals. Non-accrual loans at March 31, 2000 consisted mainly of business loans ($9.4 million), business real estate loans ($5.1 million) and construction and land development loans ($2.6 million). Loans which were 90 or more days past due included credit card loans of $6.5 million and personal real estate loans of $3.8 million.

          A subsidiary bank issues Visa and MasterCard credit cards, and credit card loans outstanding amounted to $493.1 million at March 31, 2000. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding when compared to other portfolio segments, management evaluates the credit card allowance as a separate component to ensure its adequacy. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

Provision/Allowance for Loan Losses

	Three Months Ended
	Dec. 31 1999	Mar. 31 2000	Mar. 31 1999
	(Dollars in thousands)
Provision for loan losses	$9,751	$8,665	$8,550
Net charge-offs	7,948	6,904	6,085
Net annualized charge-offs as a percentage of average loans	.42%	.36%	.35%

           Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management’s evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. As a result of these factors, the provision for loan losses increased $115 thousand compared to the first quarter of 1999 and decreased $1.1 million compared to the fourth quarter of 1999. The allowance for loan losses as a percentage of loans outstanding was 1.60% at March 31, 2000, compared to 1.62% at year-end 1999 and 1.72% at March 31, 1999. The allowance at March 31, 2000 was 344% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio.

Non-Interest Income

	Three Months Ended March 31		Increase (decrease)
	2000	1999	Amount	Percent
	(Dollars in thousands)
Trust fees	$14,234	$13,912	$ 322	2.3%
Deposit account charges and other fees	16,582	16,241	341	2.1
Credit card transaction fees	11,192	8,900	2,292	25.8
Trading account profits and commissions	2,385	2,785	(400)	(14.4)
Net gains (losses) on securities transactions	(1)	636	(637)	(100.2)
Other	12,404	14,982	(2,578)	(17.2)

Total non-interest income	$56,796	$57,456	$ (660)	(1.1)

As a % of operating income (net interest income plus non-interest income)	32.3%	33.9%

           Non-interest income declined 1.1% in the first quarter of 2000 compared to the first quarter of 1999. The decrease occurred mainly in the other income category, which declined $2.6 million. The decrease was due to $3.2 million in gains on student loan sales recorded in 1999, partially offset by increases in cash management fees, brokerage-related fees, and gains on real estate sales. Gains on investment security transactions decreased $637 thousand because of bank portfolio sales in 1999. Trading account profits and commissions decreased $400 thousand because of market conditions and cash liquidity positions at community banks. These decreases were partially offset by the following increases in other fee revenues. Trust fees increased $322 thousand, mainly due to account growth and increases in the value of assets managed. Deposit account fees grew $341 thousand mainly due to higher overdraft and return item fees collected. Credit card fees rose $2.3 million because of increased transaction volumes in both the cardholder and merchant areas, and growth in the Company’s debit card product.

Non-Interest Expense

	Three Months Ended March 31		Increase (decrease)
	2000	1999	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$ 54,863	$ 54,025	$ 838	1.6%
Net occupancy	7,477	6,659	818	12.3
Equipment	5,139	4,875	264	5.4
Supplies and communication	8,597	8,160	437	5.4
Data processing	8,712	8,211	501	6.1
Marketing	3,150	3,251	(101)	(3.1)
Goodwill and core deposit	2,055	2,133	(78)	(3.7)
Other	14,967	15,387	(420)	(2.7)

Total non-interest expense	$104,960	$102,701	$2,259	2.2

           Non-interest expense rose 2.2% compared to the first quarter of 1999. Salaries and employee benefits increased $838 thousand over the first quarter of 1999. Higher incentive compensation payments contributed to salary growth, which was partially offset by lower medical benefits costs. Occupancy costs increased $818 thousand over the first quarter of 1999 due partly to lower outside tenant rent income and higher building services expense. Supplies and communication expense increased $437 thousand due to higher telephone-related expense. Data processing expense increased $501 thousand, due in part to account growth and higher charges by information service providers. The efficiency ratio was 58.47% in the first quarter of 2000 compared to 59.51% in the first quarter of 1999 and 58.13% in the fourth quarter of 1999.

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

Consumer

          The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage. For the three months ended March 31, 2000, pre-tax earnings amounted to $29.5 million, up $6.4 million, or 27.7%, over the previous year. Funding credits allocated to the segment increased $6.0 million. Direct net interest income increased slightly, which was offset by a 17.7% increase in net loan charge-offs. Non-interest income declined 4.2% compared to the first three months in 1999, mainly due to gains on student loan sales recorded in 1999. The decrease was partially offset by increases in bankcard and deposit fee revenue. Non-interest expense decreased 3.5% from 1999 mainly due to lower salaries and benefits and assigned management costs, as a result of reorganization and consolidation within the loan operations support functions. This decline was partly offset by an increase in data processing expense.

Commercial

          The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax earnings for the first three months of 2000 were $28.3 million, an increase of $3.5 million, or 14.2%, over 1999. Direct net interest income rose $18.0 million over 1999 and was partly offset by a $13.1 million increase in assigned funds costs. Non-interest income was stable, and non-interest expense increased 8.1% mainly as a result of higher costs for check processing, loan servicing and salaries expense.

Money Management

          The Money Management segment consists of the Investment Management Group (IMG) and the Capital Markets Group (CMG). IMG provides trust and estate planning services, and advisory and discretionary investment management services. CMG sells fixed-income securities for personal and commercial customers. Pre-tax earnings were $5.8 million for the first three months in 2000, a decrease of $1.4 million from 1999. Non-interest income decreased 1.8%, which included a decline in bond trading profits and commissions, partly offset by an increase in trust fees. Non-interest expense grew 9.2% over 1999 with higher costs for salaries and data processing expense

Liquidity and Capital Resources

          The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $111.5 million at March 31, 2000 compared to $113.3 million at December 31, 1999. Included in the fair values were unrealized net gains of $26.2 million at March 31, 2000 and $25.1 million at December 31, 1999. The Parent’s liabilities totaled $37.9 million at March 31, 2000, compared to $14.2 million at December 31, 1999. Liabilities at March 31, 2000 included $27.0 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 2000. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

          The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.36 billion at March 31, 2000 and $2.56 billion at December 31, 1999. The available for sale bank portfolio included an unrealized net loss in fair value of $33.4 million at March 31, 2000 compared to an unrealized net loss of $29.7 million at December 31, 1999. U.S. government and federal agency securities comprised 46% and CMO’s and asset-backed securities comprised 50% of the banking subsidiaries’ available for sale portfolio at March 31, 2000. The estimated average maturity of the available for sale investment portfolio was 2.9 years at March 31, 2000 and December 31, 1999.

          In February 2000, the Board of Directors announced the approval of additional purchases of the Company’s common stock, bringing the total purchase authorization to 3,000,000 shares. At March 31, 2000, the Company had acquired 436,265 shares under this authorization. The Company has routinely used these reacquired shares to fund annual stock dividends and employee benefit programs.

          The Company had an equity to asset ratio of 9.71% based on 2000 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

	March 31 2000	December 31 1999	Min. Ratios for Well- Capitalized Banks
	(Dollars in thousands)
Risk-Adjusted Assets	$8,802,595	$8,678,987
Tier I Capital	1,025,867	1,014,071
Total Capital	1,141,990	1,127,005
Tier I Capital Ratio	11.65%	11.68%	6.00%
Total Capital Ratio	12.97%	12.99%	10.00%
Leverage Ratio	9.25%	9.17%	5.00%

          The Company’s cash and cash equivalents (defined as “Cash and due from banks”) were $568.4 million at March 31, 2000, a decrease of $116.8 million from December 31, 1999. Contributing to the net cash outflow were a net decrease of $149.9 million in short-term borrowings and a net increase of $207.0 million in loans. These outflows were partially offset by a $168.9 million increase in proceeds from sales and maturities of investment securities, net of purchases, and $82.6 million generated from operating activities. Total assets decreased 1.7% from year end 1999.

          The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.96 billion, standby letters of credit totaled $262.3 million, and commercial letters of credit totaled $35.0 million at March 31, 2000. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $137.8 million at March 31, 2000. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $1.9 million at March 31, 2000. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

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

          The Company’s Asset/Liability Management Committee monitors on a monthly basis the interest rate sensitivity of the Company’s balance sheet using earnings simulation models and interest sensitivity GAP analysis. Using these tools, management attempts to optimize the asset/liability mix to minimize the impacts of significant rate movements within a broad range of interest rate scenarios.

          One set of simulation models is prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at March 31, 2000 for the twelve month projection. When this position is subjected to a graduated shift in interest rates of 100 basis points rising and 100 basis points falling, the annual impact to the Company’s net interest income is as follows:

Scenario	$ in millions	% of Net Int. Income
100 basis points rising	$ 4.1	.8%
100 basis points falling	(2.4)	(.5)

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

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Three Months Ended March 31, 2000 and 1999

	First Quarter 2000			First Quarter 1999
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,574,238	$ 49,938	7.80%	$ 2,366,020	$ 41,842	7.17%
Construction and development	367,326	7,575	8.29	350,312	6,690	7.75
Real estate—business	1,266,517	25,316	8.04	1,000,229	19,623	7.96
Real estate—personal	1,393,480	25,238	7.28	1,330,328	24,256	7.39
Personal banking	1,565,617	31,873	8.19	1,443,552	29,262	8.22
Credit card	500,967	17,067	13.70	508,943	16,371	13.05

Total loans	7,668,145	157,007	8.24	6,999,384	138,044	8.00

Investment securities:
U.S. government & federal agency	1,103,863	16,854	6.14	1,370,597	20,501	6.07
State & municipal obligations (A)	76,782	1,515	7.94	94,516	1,889	8.11
CMO’s and asset-backed securities	1,109,351	17,162	6.22	1,011,920	15,646	6.27
Trading account securities	11,909	186	6.30	17,812	263	6.00
Other marketable securities (A)	88,711	1,485	6.73	198,359	2,754	5.63
Other non-marketable securities	33,679	408	4.87	32,614	427	5.31

Total investment securities	2,424,295	37,610	6.24	2,725,818	41,480	6.17

Federal funds sold and securities purchased under agreement to resell	217,678	3,110	5.75	509,698	6,043	4.81

Total interest earning assets	10,310,118	197,727	7.71	10,234,900	185,567	7.35

Less allowance for loan losses	(123,428)			(117,492)
Unrealized gain (loss) on investment securities	(10,017)			74,289
Cash and due from banks	555,633			578,656
Land, buildings and equipment, net	237,839			222,344
Other assets	171,465			190,136

Total assets	$11,141,610			$11,182,833

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 322,079	1,384	1.73	$ 335,252	1,644	1.99
Interest bearing demand	4,964,506	34,117	2.76	5,050,704	31,439	2.52
Time open & C.D.’s of less than $100,000	2,096,323	26,575	5.10	2,253,202	28,929	5.21
Time open & C.D.’s of $100,000 and over	308,331	3,862	5.04	301,188	3,782	5.09

Total interest bearing deposits	7,691,239	65,938	3.45	7,940,346	65,794	3.36

Borrowings:
Federal funds purchased and securities sold under agreements to purchase	879,122	11,695	5.35	606,832	6,310	4.22
Long-term debt and other borrowings (B)	25,529	207	3.26	26,991	228	3.42

Total borrowings	904,651	11,902	5.29	633,823	6,538	4.18

Total interest bearing liabilities	8,595,890	77,840	3.64%	8,574,169	72,332	3.42%

Non-interest bearing demand deposits	1,377,067			1,386,708
Other liabilities	86,419			141,918
Stockholders’ equity	1,082,234			1,080,038

Total liabilities and equity	$11,141,610			$11,182,833

Net interest margin (T/E)		$119,887			$113,235

Net yield on interest earning assets		4.68%			4.49%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.