Form 10-Q
period 2000-06-30
COMMERCE BANCSHARES INC /MO/
filed 2000-08-11
CIK 22356

FINACT:[89207.TX]00001.HTM          PAG: 08-AUG-2000 16:34   HTE:  8-AUG-2000 18:18   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        6316   V3.1

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Yes  X No

          As of August 2, 2000, the registrant had outstanding 60,342,536 shares of its $5 par value common stock, registrant’s only class of common stock.

FINACT:[89207.TX]00002.HTM          PAG: 10-AUG-2000 15:02   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

Part I: FINANCIAL INFORMATION

          In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of June 30, 2000 and December 31, 1999 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

Part II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

          The annual meeting of shareholders of Commerce Bancshares, Inc. was held on April 19, 2000. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The five nominees for the five directorships (constituting one-third of the Board of Directors) being elected at this meeting received the following votes:

Name of Director	Votes For	Votes Withheld
Giorgio Balzer	51,280,003	364,959
Jonathan M. Kemper	51,212,629	432,333
Mary Ann Krey	51,270,316	374,646
Terry O. Meek	51,291,320	353,641
L. W. Stolzer	51,315,367	330,158

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

(27) Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

FINACT:[89207.TX]00003.HTM          PAG: 25-JUL-2000 14:58   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES , INC .

/S / J. DANIEL STINNETT
By
J. Daniel Stinnett
Vice President & Secretary

Date: August 10, 2000

/S / JEFFERY D. ABERDEEN
By
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 10, 2000

FINACT:[89207.TX]00004.HTM          PAG: 01-AUG-2000 06:54   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

Schedule 1

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2000	December 31 1999
	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$ 7,841,876	$ 7,576,892
Allowance for loan losses	(127,024)	(123,042)

Net loans	7,714,852	7,453,850

Investment securities:
Available for sale	2,074,557	2,451,785
Trading account	6,567	23,639
Other non-marketable	63,989	32,991

Total investment securities	2,145,113	2,508,415

Federal funds sold and securities purchased under agreements to resell	271,958	238,602
Cash and due from banks	641,550	685,157
Land, buildings and equipment, net	244,231	235,163
Goodwill and core deposit premium, net	64,135	68,209
Other assets	147,124	211,540

Total assets	$11,228,963	$11,400,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$ 1,564,050	$ 1,584,333
Savings and interest bearing demand	5,103,268	5,154,506
Time open and C.D.’s of less than $100,000	2,050,193	2,114,443
Time open and C.D.’s of $100,000 and over	339,705	310,841

Total deposits	9,057,216	9,164,123
Federal funds purchased and securities sold under agreements to repurchase	865,920	1,042,429
Long-term debt and other borrowings	125,164	25,735
Accrued interest, taxes and other liabilities	85,128	88,817

Total liabilities	10,133,428	10,321,104

Stockholders’ equity:
Preferred stock, $1 par value.
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value.
Authorized 100,000,000 shares; issued 62,428,078 shares	312,140	312,140
Capital surplus	128,691	129,173
Retained earnings	710,564	642,746
Treasury stock of 1,492,229 shares in 2000 and 53,829 shares in 1999, at cost	(46,522)	(2,089)
Other	(1,279)	(916)
Accumulated other comprehensive income	(8,059)	(1,222)

Total stockholders’ equity	1,095,535	1,079,832

Total liabilities and stockholders’ equity	$11,228,963	$11,400,936

          See accompanying notes to financial statements.

FINACT:[89207.TX]00005.HTM          PAG: 19-JUL-2000 10:33   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

Schedule 2

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2000	1999	2000	1999
	(Unaudited)
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$164,655	$139,299	$321,373	$277,039
Interest on investment securities	34,139	41,378	71,141	82,093
Interest on federal funds sold and securities purchased under agreements to resell	3,678	3,478	6,788	9,521

Total interest income	202,472	184,155	399,302	368,653

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	37,099	32,004	72,600	65,087
Time open and C.D.’s of less than $100,000	26,813	27,676	53,388	56,605
Time open and C.D.’s of $100,000 and over	4,606	3,671	8,468	7,453
Interest on federal funds purchased and securities sold under agreements to repurchase	11,663	5,520	23,358	11,830
Interest on long-term debt and other borrowings	1,281	214	1,285	442

Total interest expense	81,462	69,085	159,099	141,417

Net interest income	121,010	115,070	240,203	227,236
Provision for loan losses	10,211	8,741	18,876	17,291

Net interest income after provision for loan losses	110,799	106,329	221,327	209,945

NON-INTEREST INCOME
Trust fees	14,353	14,212	28,587	28,124
Deposit account charges and other fees	17,909	17,109	34,491	33,350
Credit card transaction fees	12,362	11,007	23,554	19,907
Trading account profits and commissions	2,325	2,620	4,710	5,405
Net gains on securities transactions	506	357	505	993
Other	16,536	16,131	28,940	31,113

Total non-interest income	63,991	61,436	120,787	118,892

NON-INTEREST EXPENSE
Salaries and employee benefits	54,963	53,369	109,826	107,394
Net occupancy	7,374	6,827	14,851	13,486
Equipment	5,298	5,780	10,437	10,655
Supplies and communication	8,062	8,386	16,659	16,546
Data processing	9,579	9,384	18,619	17,993
Marketing	3,319	2,915	6,469	6,166
Goodwill and core deposit	2,018	2,133	4,073	4,266
Other	14,985	15,813	29,624	30,802

Total non-interest expense	105,598	104,607	210,558	207,308

Income before income taxes	69,192	63,158	131,556	121,529
Less income taxes	23,589	21,387	44,698	41,073

Net income	$ 45,603	$ 41,771	$ 86,858	$ 80,456

Net income per share—basic	$ .75	$ .66	$ 1.41	$ 1.26

Net income per share—diluted	$ .74	$ .65	$ 1.40	$ 1.24

Cash dividends per common share	$ .155	$ .143	$ .310	$ .286

See accompanying notes to financial statements.

FINACT:[89207.TX]00006.HTM          PAG: 01-AUG-2000 04:36   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

Schedule 3

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Other	Accumulated Other Comprehensive Income	Total
	(Unaudited)
	(Dollars in thousands)
Balance January 1, 2000	62,428,078	$312,140	$129,173	$642,746	$ (2,089)	$ (916)	$(1,222)	$1,079,832
Net income				86,858				86,858
Change in unrealized gain (loss) on available for sale securities							(6,837)	(6,837)

Total comprehensive income								80,021

Purchase of treasury stock					(46,578)			(46,578)
Issuance of stock under purchase, option and benefit plans			(452)		1,646			1,194
Issuance of stock under restricted stock award plan			(30)		499	(469)		—
Restricted stock award amortization						106		106
Cash dividends paid ($.31 per share)				(19,040)				(19,040)

Balance June 30, 2000	62,428,078	$312,140	$128,691	$710,564	$(46,522)	$(1,279)	$(8,059)	$1,095,535

Balance January 1, 1999	61,352,684	$306,763	$106,159	$624,256	$ (8,561)	$ (904)	$53,072	$1,080,785
Net income				80,456				80,456
Change in unrealized gain (loss) on available for sale securities							(28,817)	(28,817)

Total comprehensive income								51,639

Purchase of treasury stock					(42,809)			(42,809)
Issuance of stock under purchase, option and benefit plans			(4,014)		7,957			3,943
Issuance of stock under restricted stock award plan			(19)		289	(270)		—
Restricted stock award amortization						183		183
Cash dividends paid ($.286 per share)				(18,165)				(18,165)

Balance June 30, 1999	61,352,684	$306,763	$102,126	$686,547	$(43,124)	$ (991)	$24,255	$1,075,576

See accompanying notes to financial statements.

FINACT:[89207.TX]00007.HTM          PAG: 08-AUG-2000 16:43   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

Schedule 4

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
	2000	1999
	(Unaudited) (In thousands)
OPERATING ACTIVITIES:
Net income	$ 86,858	$ 80,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,876	17,291
Provision for depreciation and amortization	18,337	17,317
Accretion of investment security discounts	(1,173)	(1,591)
Amortization of investment security premiums	5,010	5,809
Net gains on sales of investment securities (A)	(505)	(993)
Net (increase) decrease in trading account securities	14,495	(10,035)
(Increase) decrease in interest receivable	(4,287)	520
Increase (decrease) in interest payable	499	(6,769)
Other changes, net	(22,052)	34,871

Net cash provided by operating activities	116,058	136,876

INVESTING ACTIVITIES:
Cash paid in sale of branch	(6,353)	—
Proceeds from sales of investment securities (A)	3,930	103,837
Proceeds from maturities of investment securities (A)	771,358	920,732
Purchases of investment securities (A)	(444,272)	(805,208)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(33,356)	121,410
Net increase in loans	(277,441)	(137,611)
Purchases of premises and equipment	(21,578)	(17,268)
Sales of premises and equipment	1,711	1,008

Net cash provided (used) by investing activities	(6,001)	186,900

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, and interest bearing demand deposits	19,545	(168,723)
Net decrease in time open and C.D.’s	(31,715)	(132,759)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(176,509)	341
Repayment of long-term debt	(464)	(818)
Additional borrowings	100,000	—
Purchases of treasury stock	(46,578)	(41,285)
Issuance of stock under purchase, option and benefit plans	1,097	1,570
Cash dividends paid on common stock	(19,040)	(18,165)

Net cash used by financing activities	(153,664)	(359,839)

Decrease in cash and cash equivalents	(43,607)	(36,063)
Cash and cash equivalents at beginning of year	685,157	738,672

Cash and cash equivalents at June 30	$ 641,550	$ 702,609

(A) Available for sale and other non-marketable securities, excluding trading account securities.

          Net cash payments of income taxes for the six month period were $46,439,000 in 2000 and $53,413,000 in 1999. Interest paid on deposits and borrowings for the six month period was $158,629,000 in 2000 and $148,106,000 in 1999.

See accompanying notes to financial statements.

FINACT:[89207.TX]00008.HTM          PAG: 08-AUG-2000 16:33   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

Schedule 5

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000

(Unaudited)

1. Principles of Consolidation and Presentation

          The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1999 data to conform to current year presentation. Results of operations for the six month period ended June 30, 2000 are not necessarily indicative of results to be attained for any other period.

          The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1999 Annual Report to stockholders to which reference is made.

2. Allowance for Loan Losses

          The following is a summary of the allowance for loan losses.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2000	1999	2000	1999
	(In thousands)
Balance, beginning of period	$124,803	$119,557	$123,042	$117,092

Additions:
Provision for loan losses	10,211	8,741	18,876	17,291

Total additions	10,211	8,741	18,876	17,291

Deductions:
Loan losses	10,492	10,663	20,244	19,702
Less recoveries on loans	2,502	2,590	5,350	5,544

Net loan losses	7,990	8,073	14,894	14,158

Balance, June 30	$127,024	$120,225	$127,024	$120,225

          At June 30, 2000, non-performing assets were $35,021,000, which was .45% of total loans and .31% of total assets. This balance consisted of $15,544,000 in loans not accruing interest, $18,250,000 in loans past due 90 days and still accruing interest, and $1,227,000 in foreclosed real estate.

FINACT:[89207.TX]00009.HTM          PAG: 01-AUG-2000 04:37   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

3. Investment Securities

          Investment securities, at fair value, consist of the following at June 30, 2000 and December 31, 1999.

	June 30 2000	December 31 1999
	(In thousands)
Available for sale:
U.S. government and federal agency obligations	$ 868,850	$1,136,332
State and municipal obligations	72,563	80,263
CMO’s and asset-backed securities	1,003,998	1,106,975
Other debt securities	81,771	82,262
Equity securities	47,375	45,953
Trading account securities	6,567	23,639
Other non-marketable securities	63,989	32,991

Total investment securities	$2,145,113	$2,508,415

4. Common Stock

          The shares used in the calculation of basic and diluted income per share are shown below.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2000	1999	2000	1999
	(In thousands)
Weighted average common shares outstanding	61,213	63,649	61,634	63,873
Stock options	663	864	620	889

	61,876	64,513	62,254	64,762

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2000	1999	2000	1999
	(In thousands)
Unrealized holding gains (losses)	$(9,516)	$(28,934)	$(10,935)	$(55,257)
Less: reclassification adjustment for gains included in net income	258	357	258	993

Net unrealized gains (losses) on securities	(9,774)	(29,291)	(11,193)	(56,250)
Income tax expense (benefit)	(3,828)	(17,170)	(4,356)	(27,433)

Other comprehensive income (loss)	$(5,946)	$(12,121)	$ (6,837)	$(28,817)

FINACT:[89207.TX]00010.HTM          PAG: 08-AUG-2000 16:34   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

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

	Consumer	Commercial	Money Management	Segment Totals	Other/ Elimination	Consolidated Totals
	(In thousands)
Six Months Ended June 30, 2000
Net interest income after loan loss expense	$ 11,923	$160,823	$(6,986)	$165,760	$ 55,567	$221,327
Cost of funds allocation	115,981	(76,635)	10,156	49,502	(49,502)	—
Non-interest income	66,494	14,130	35,967	116,591	4,196	120,787

Total net revenue	194,398	98,318	39,137	331,853	10,261	342,114
Non-interest expense	125,892	42,297	27,585	195,774	14,784	210,558

Income before income taxes	$ 68,506	$ 56,021	$11,552	$136,079	$ (4,523)	$131,556

Six Months Ended June 30, 1999
Net interest income after loan loss expense	$ 12,760	$121,901	$(9,058)	$125,603	$ 84,342	$209,945
Cost of funds allocation	100,057	(46,744)	11,820	65,133	(65,133)	—
Non-interest income	62,417	13,796	36,441	112,654	6,238	118,892

Total net revenue	175,234	88,953	39,203	303,390	25,447	328,837
Non-interest expense	130,281	39,261	25,519	195,061	12,247	207,308

Income before income taxes	$ 44,953	$ 49,692	$13,684	$108,329	$ 13,200	$121,529

Three Months Ended June 30, 2000
Net interest income after loan loss expense	$ 6,307	$ 82,399	$(3,853)	$ 84,853	$ 25,946	$110,799
Cost of funds allocation	59,324	(40,582)	5,472	24,214	(24,214)	—
Non-interest income.	36,968	7,257	17,850	62,075	1,916	63,991

Total net revenue	102,599	49,074	19,469	171,142	3,648	174,790
Non-interest expense.	63,561	21,373	13,689	98,623	6,975	105,598

Income before income taxes	$ 39,038	$ 27,701	$ 5,780	$ 72,519	$ (3,327)	$ 69,192

Three Months Ended June 30, 1999
Net interest income after loan loss expense.	$ 6,544	$ 61,738	$(4,349)	$ 63,933	$ 42,396	$106,329
Cost of funds allocation	49,436	(23,807)	5,668	31,297	(31,297)	—
Non-interest income	31,612	6,864	17,988	56,464	4,972	61,436

Total net revenue	87,592	44,795	19,307	151,694	16,071	167,765
Non-interest expense	65,713	19,905	12,791	98,409	6,198	104,607

Income before income taxes	$ 21,879	$ 24,890	$ 6,516	$ 53,285	$ 9,873	$ 63,158

          The segment activity, as shown above, includes both direct and allocated items. Amounts in the “ Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, and the effect of certain expense allocations to the segments.

FINACT:[89207.TX]00011.HTM          PAG: 04-AUG-2000 14:42   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

Schedule 6

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2000

(Unaudited)

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 1999 Annual Report on Form 10-K. Results of operations for the six month period ended June 30, 2000 are not necessarily indicative of results to be attained for any other period.

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Per Share Data
Net income—basic	$ .75	$ .66	$ 1.41	$ 1.26
Net income—diluted	.74	.65	1.40	1.24
Cash dividends	.155	.143	.310	.286
Book value			17.99	16.98
Market price			29.75	38.33
Selected Ratios
(Based on average balance sheets)
Loans to deposits	86.65%	75.85%	85.60%	75.45%
Non-interest bearing deposits to total deposits	14.80	14.52	14.99	14.69
Equity to loans	13.97	15.32	14.04	15.37
Equity to deposits	12.10	11.62	12.02	11.60
Equity to total assets	9.84	9.78	9.78	9.72
Return on total assets	1.65	1.52	1.57	1.46
Return on realized stockholders’ equity	16.71	16.02	15.98	15.60
Return on total stockholders’ equity	16.79	15.53	16.07	15.03
(Based on end-of-period data)
Efficiency ratio	56.14	58.17	57.28	58.83
Tier I capital ratio			11.75	11.87
Total capital ratio			13.08	13.14
Leverage ratio			9.42	8.98

Summary

          Consolidated net income for the second quarter of 2000 was $45.6 million; a $3.8 million, or 9.2%, increase over the second quarter of 1999. Diluted earnings per share increased 13.8% to $.74 for the second quarter of 2000 compared to $.65 for the second quarter of 1999. The net interest margin improved to 4.77%, and non-interest expense increased by less than 1% compared to last year. The second quarter of 2000 was the Company’s seventeenth consecutive quarter of double-digit growth in earnings per share. Return on average assets for the quarter was 1.65% compared to 1.52% for the second quarter of 1999 and 1.49% for the first quarter of 2000. Return on average realized stockholders’ equity for the second quarter was 16.71% compared to 16.02% last year. The Company’s efficiency ratio was 56.14% for the second quarter of 2000 compared to 58.17% for the second quarter of 1999 and 58.47% for the first quarter of 2000.

          Consolidated net income for the first six months of 2000 was $86.9 million, an 8.0% increase over the first six months of 1999. Diluted earnings per share was $1.40 compared to $1.24 for the first six months of last year.

FINACT:[89207.TX]00012.HTM          PAG: 08-AUG-2000 16:39   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1
Average loans grew by 10.3% over last year. Non-interest income improved in the areas of credit card and deposit account fee income. Non-interest expense increased 1.6% over the first six months of 1999, mainly in salaries and employee benefits and bank occupancy expense.

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

Analysis of Changes in Net Interest Income

	Three Months Ended June 30 2000 vs. 1999			Six Months Ended June 30 2000 vs. 1999
	Change due to			Change due to
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$14,643	$10,706	$25,349	$27,607	$16,705	$44,312
Investment securities:
U.S. government and federal agency securities	(5,221)	423	(4,798)	(9,257)	812	(8,445)
State and municipal obligations	(378)	(5)	(383)	(737)	(20)	(757)
CMO’s and asset-backed securities	(2,793)	184	(2,609)	(1,336)	243	(1,093)
Other securities	147	221	368	(1,456)	459	(997)
Federal funds sold and securities purchased under agreements to resell	(695)	895	200	(4,224)	1,491	(2,733)

Total interest income	5,703	12,424	18,127	10,597	19,690	30,287

Interest expense:
Deposits:
Savings	(79)	42	(37)	(146)	(151)	(297)
Interest bearing deman d	(721)	5,853	5,132	(517)	8,327	7,810
Time open & C.D.’s of less than $100,000	(1,762)	899	(863)	(4,230)	1,013	(3,217)
Time open & C.D.’s of $100,000 and over	374	561	935	396	619	1,015
Federal funds purchased and securities sold under agreements to repurchase	2,905	3,238	6,143	6,139	5,389	11,528
Long-term debt and other borrowings	470	597	1,067	471	575	1,046

Total interest expense	1,187	11,190	12,377	2,113	15,772	17,885

Net interest income, fully taxable equivalent basis	$ 4,516	$ 1,234	$ 5,750	$ 8,484	$ 3,918	$12,402

          Net interest income for the second quarter of 2000 was $121.0 million, a 5.2% increase over the second quarter of 1999. The net interest rate margin was 4.77% in the second quarter of 2000 compared with 4.61% in the second quarter of 1999 and 4.68% in the first quarter of 2000. Net interest income was $240.2 million in the first six months of 2000, which was a 5.7% increase over 1999. The six month net interest rate margin was 4.72% in 2000 compared to 4.55% in 1999.

FINACT:[89207.TX]00013.HTM          PAG: 04-AUG-2000 14:46   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

           Total interest income increased $18.3 million, or 9.9%, over the second quarter of 1999, mainly due to an increase in average loan balances of $775.2 million and an increase of 53 basis points in average rates earned on loans. Partially offsetting were decreases of $351.1 million in average U.S. government and federal agency securities and $182.7 million in CMO’s and asset-backed securities. The average tax equivalent yield on interest earning assets was 7.96% for the second quarter of 2000 compared to 7.36% last year.

          Compared to the first six months of 1999, total interest income increased $30.6 million, or 8.3%. The increase resulted mainly from growth in average loan balances of $721.9 million and an increase of 39 basis points in average loan rates earned. These increases were partially offset by decreases of $421.3 million in average investment securities and $174.0 million in short-term investments in federal funds sold and securities purchased under resell agreements.

          Total interest expense (net of capitalized interest) increased $12.4 million, or 17.9%, compared to the second quarter of 1999 due mainly to higher average rates paid on the Company’s Premium Money Market deposit accounts. Additional increases were seen in both the level of borrowings and the rates paid on federal funds purchased and securities sold under agreements to repurchase. These increases to interest expense were partly offset by a decrease in the average balances of time open and C.D.’s of less than $100,000. The average cost of funds was 3.82% for the second quarter of 2000 and 3.26% for the second quarter of 1999.

          Total interest expense increased $17.7 million, or 12.5%, in the first six months of 2000 compared to 1999. The increase resulted from the same trends noted in the above quarterly comparison. Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first six months of 2000 decreased 3.3% compared to the same period last year. Core deposits supported 87% of average earning assets in 2000 compared to 91% in 1999. An additional $100.0 million was borrowed from the Federal Home Loan Bank (FHLB) in May 2000 to support increased loan demand. Of these borrowings, $50.0 million mature in 2001 and have an interest rate of 7.06%, and the remaining $50.0 million mature in 2002 with a 7.35% interest rate.

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

	June 30, 2000	December 31, 1999
	(In thousands)
Non-accrual loans	$15,544	$12,979
Past due 90 days and still accruing interest	18,250	21,317

Total impaired loans	33,794	34,296
Foreclosed real estate	1,227	1,347

Total non-performing assets	$35,021	$35,643

Non-performing assets to total loans	.45%	.47%
Non-performing assets to total assets	.31%	.31%

          The level of non-performing assets decreased $622 thousand, or 1.7%, from year end 1999 totals. Loans which were 90 or more days past due and still accruing interest decreased $3.1 million, which was partially offset by an increase of $2.6 million in non-accrual loans. Non-accrual loans at June 30, 2000 consisted mainly

FINACT:[89207.TX]00014.HTM          PAG: 03-AUG-2000 13:24   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1
of business real estate loans ($6.5 million), business loans ($6.0 million), and construction and land development loans ($2.6 million). Loans which were 90 or more days past due included credit card loans of $5.9 million, business loans of $4.2 million and personal real estate loans of $4.2 million.

          A subsidiary bank issues Visa and MasterCard credit cards, and credit card loans outstanding were $495.6 million at June 30, 2000. Because credit card loans traditionally have a higher than average ratio of net charge-offs to loans outstanding when compared to other portfolio segments, management evaluates the credit card allowance as a separate component to ensure its adequacy. The annualized net charge-off ratio for credit card loans was 3.31% for the first six months of 2000 compared to 3.47% for the first six months of 1999. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

Provision/Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
	Mar. 31, 2000	June 30, 2000	June 30, 1999	2000	1999
	(Dollars in thousands)
Provision for loan losses	$8,665	$10,211	$8,741	$18,876	$17,291
Net charge-offs	6,904	7,990	8,073	14,894	14,158
Net annualized charge-offs as a percentage of average loans	.36%	.41%	.46%	.39%	.41%

          Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management’s evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. The allowance for loan losses as a percentage of loans outstanding was 1.62% at June 30, 2000 and at year-end 1999, compared to 1.68% at June 30, 1999. The allowance at June 30, 2000 was 363% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
	2000	1999	% Change	2000	1999	% Change
	(Dollars in thousands)
Trust fees	$14,353	$14,212	1.0%	$ 28,587	$ 28,124	1.6%
Deposit account charges and other fees	17,909	17,109	4.7	34,491	33,350	3.4
Credit card transaction fees	12,362	11,007	12.3	23,554	19,907	18.3
Trading account profits and commissions	2,325	2,620	(11.3)	4,710	5,405	(12.9)
Net gains on securities transactions	506	357	41.7	505	993	(49.1)
Other	16,536	16,131	2.5	28,940	31,113	(7.0)

Total non-interest income	$63,991	$61,436	4.2	$120,787	$118,892	1.6

As a % of operating income (net interest income plus non-interest income)	34.6%	34.8%		33.5%	34.3%

FINACT:[89207.TX]00015.HTM          PAG: 07-AUG-2000 22:01   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1
           Non-interest income increased $1.9 million over the first six months of last year. Credit card transaction fees rose $3.6 million due to higher transaction volumes in the cardholder and merchant areas, and growth in the Company’s debit card product. Deposit account charges and other fees grew $1.1 million mainly due to higher overdraft and return item fees collected. These increases were partially offset by a $695 thousand decrease in trading account profits and commissions because of market conditions and cash liquidity positions at correspondent banks. Gains on securities transactions declined due to fewer sales from the banks’ investment security portfolio. Other income decreased $2.2 million compared to last year, mainly due to net unrealized investment gains recorded in 1999 by a partnership venture fund in which the Company participates. This decrease, along with lower gains in 2000 on loan sales, were partly offset by a gain on the sale of a bank branch and higher cash management fees recorded in 2000.

          Non-interest income increased $2.6 million in the second quarter of 2000 compared to the second quarter of 1999, with similar trends noted above. Credit card transaction fees rose $1.4 million and deposit account charges and other fees grew $800 thousand. Other income increased $405 thousand due to higher gains on loan sales in the second quarter of 2000, in conjunction with the branch gain and offsetting 1999 investment gain noted above. These increases were partly reduced by a decline in trading account profits and commissions of $295 thousand.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
	2000	1999	% Change	2000	1999	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 54,963	$ 53,369	3.0%	$109,826	$107,394	2.3%
Net occupancy	7,374	6,827	8.0	14,851	13,486	10.1
Equipment	5,298	5,780	(8.3)	10,437	10,655	(2.0)
Supplies and communication	8,062	8,386	(3.9)	16,659	16,546	0.7
Data processing	9,579	9,384	2.1	18,619	17,993	3.5
Marketing	3,319	2,915	13.9	6,469	6,166	4.9
Goodwill and core deposit	2,018	2,133	(5.4)	4,073	4,266	(4.5)
Other	14,985	15,813	(5.2)	29,624	30,802	(3.8)

Total non-interest expense	$105,598	$104,607.9		$210,558	$207,308	1.6

Full-time equivalent employees	5,101	5,312	(4.0)	5,121	5,319	(3.7)

          Non-interest expense rose $3.3 million, or 1.6%, compared to the first six months of 1999 and increased $991 thousand, or .9%, compared to the second quarter of 1999. Salaries and employee benefits increased $2.4 million over the first six months of 1999 and increased $1.6 million over the second quarter of 1999. Higher incentive compensation payments contributed to salary growth, which was partially offset by lower health insurance costs. Occupancy expense increased $1.4 million over the first six months of 1999 and $547 thousand over the second quarter of 1999 partly due to lower outside tenant rent income and higher building services expense. Data processing expense increased $626 thousand and $195 thousand over the 1999 year and quarter to date periods, partly because of account growth and higher charges by information service providers. Other expense decreased mainly due to higher processing losses recorded in 1999. The efficiency ratio was 56.14% in the second quarter of 2000 compared to 58.17% in the second quarter of 1999 and 58.47% in the first quarter of 2000.

Income Taxes

          The Company’s income tax expense was $44.7 million for the first six months of 2000 and $41.1 million for the same period in 1999, resulting in effective tax rates of 34.0% and 33.8%, respectively. The 2000 second quarter effective tax rate was 34.1% compared to 33.9% for the second quarter of 1999.

FINACT:[89207.TX]00016.HTM          PAG: 07-AUG-2000 22:05   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

Operating Segments

          The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Commercial, and Money Management. Methods selected to allocate cost of funds have an impact on the profitability between segments in year 2000 compared to 1999. The interest rates applied in that allocation, which are principally driven by current market rates, improved results for funds providing activities (Consumer segment), lowered results for funds users (Commercial segment), and lowered the net results for activities outside the three major business segments.

Consumer

          The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage. For the six months ended June 30, 2000, pre-tax earnings amounted to $68.5 million, up $23.6 million over the previous year. Funding credits allocated to the segment increased $15.9 million, while direct net interest income and net charge-offs were relatively flat. Non-interest income grew $4.1 million, or 6.5%, mainly as a result of higher revenue from deposit account and credit card fees. Non-interest expense for the first six months decreased $4.4 million, or 3.4%, from the same period in the previous year due mainly to lower costs for salaries and employee benefits.

Commercial

          The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. For the six months ended June 30, 2000, pre-tax earnings amounted to $56.0 million, up 12.7% over the previous year. Direct net interest income grew $39.4 million over 1999, resulting mainly from a 19.6% increase in average loans. Assigned costs of funding increased $29.9 million as a result of higher overall interest rates during the first six months of 2000. Loan charge-offs increased $516 thousand. Non-interest income grew $334 thousand, or 2.4%, mainly due to higher cash sweep commissions, partially offset by a decline in commercial deposit fees. Non-interest expense grew $3.0 million, or 7.7%, mainly as a result of higher processing costs, salaries expense and operating losses.

Money Management

          The money management segment consists of the Investment Management Group (IMG) and the Capital Markets Group (CMG). IMG provides trust and estate planning services, and advisory and discretionary investment management services. CMG sells fixed-income securities for personal and commercial customers. For the six months ended June 30, 2000, pre-tax earnings amounted to $11.6 million, a decrease of $2.1 million. The decline in pre-tax earnings was mainly due to an increase of $2.1 million in non-interest expense, which included higher salaries expense and data processing costs. Non-interest income decreased slightly due to a decline in bond trading profits and commissions. These decreases to net income were partly offset by an increase in direct net interest income, net of assigned funding credits.

Liquidity and Capital Resources

          The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $118.6 million at June 30, 2000 compared to $113.3 million at December 31, 1999. Included in the fair values were unrealized net gains of $26.7 million at June 30, 2000 and $25.1 million at December 31, 1999. The Parent’s liabilities

FINACT:[89207.TX]00017.HTM          PAG: 07-AUG-2000 22:05   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1
totaled $77.7 million at June 30, 2000, compared to $14.2 million at December 31, 1999. Liabilities at June 30, 2000 included $64.6 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The funds advanced from the subsidiary bank holding companies consist mainly of subsidiary bank dividends. The Parent had no short-term borrowings from affiliate banks or long-term debt during 2000. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

          The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.22 billion at June 30, 2000 and $2.56 billion at December 31, 1999. The available for sale bank portfolio included an unrealized net loss in fair value of $44.3 million at June 30, 2000 compared to an unrealized net loss of $29.7 million at December 31, 1999. U.S. government and federal agency securities comprised 44% and CMO’s and asset-backed securities comprised 52% of the banking subsidiaries’ available for sale portfolio at June 30, 2000. The estimated average maturity of the available for sale investment portfolio was 2.9 years at June 30, 2000 and at December 31, 1999.

          In February 2000, the Board of Directors announced the approval of additional purchases of the Company’s common stock, bringing the total purchase authorization to 3,000,000 shares. At June 30, 2000, the Company had acquired 1,191,265 shares under this authorization. The Company has routinely used these reacquired shares to fund annual stock dividends and employee benefit programs.

          The Company had an equity to asset ratio of 9.78% based on 2000 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

	June 30, 2000	December 31, 1999	Min. Ratios for Well- Capitalized Banks
	(Dollars in thousands)
Risk-Adjusted Assets	$8,858,403	$8,678,987
Tier I Capital	1,040,574	1,014,071
Total Capital	1,158,840	1,127,005
Tier I Capital Ratio	11.75%	11.68%	6.00%
Total Capital Ratio	13.08%	12.99%	10.00%
Leverage Ratio	9.42%	9.17%	5.00%

          The Company’s cash and cash equivalents (defined as “Cash and due from banks”) were $641.6 million at June 30, 2000, a decrease of $43.6 million from December 31, 1999. Contributing to the net cash outflow were an increase in loans of $277.4 million (net of repayments) and a net decrease in short-term borrowings (federal funds purchased and repurchase agreements) of $176.5 million. Partially offsetting these net cash outflows were $331.0 million in maturities and sales of investment securities (net of purchases), additional FHLB borrowings of $100.0 million, and $116.1 million generated from operating activities. Total assets decreased $172.0 million from December 31, 1999.

          The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.94 billion, standby letters of credit totaled $278.0 million, and commercial letters of credit totaled $37.2 million at June 30, 2000. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $124.7 million at June 30, 2000. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $2.5 million at June 30, 2000. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

FINACT:[89207.TX]00018.HTM          PAG: 08-AUG-2000 16:39   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

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

          One set of simulation models is prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at June 30, 2000 for the twelve month projection. When this position is subjected to a graduated shift in interest rates of 100 basis points rising and 100 basis points falling, the annual impact to the Company’s net interest income is as follows:

	$ in millions	% of Net Int. Income
Scenario
100 basis points rising	$ 3.6	.7%
100 basis points falling	(4.6)	(.9)

          Currently, the Company does not have significant risks related to foreign exchange, commodities or equity risk exposures.

Impact of Accounting Standards

          Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, will be adopted by the Company on January 1, 2001. SFAS No. 138, an amendment of SFAS No. 133 which addresses various implementation issues, will also be adopted at that time. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives must be recognized on the balance sheet at fair value, with special accounting requirements for designated hedging activities. Certain changes in fair value must be adjusted through income. Because of the Company’s minimal use of derivatives, management does not anticipate that the adoption of the new Statements will have a significant effect on earnings or the financial position of the Company.

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

FINACT:[89207.TX]00019.HTM          PAG: 01-AUG-2000 16:03   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Six Months Ended June 30, 2000 and 1999

	Six Months 2000			Six Months 1999
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,614,495	$104,213	8.02%	$ 2,358,751	$ 84,287	7.21%
Construction and development	376,585	15,897	8.49	352,348	13,464	7.71
Real estate—business	1,269,362	51,321	8.13	1,023,920	40,567	7.99
Real estate—personal	1,410,795	51,712	7.37	1,329,476	48,463	7.35
Personal banking	1,577,253	64,979	8.28	1,456,611	58,774	8.14
Credit card	495,422	33,829	13.73	500,925	32,084	12.92

Total loans	7,743,912	321,951	8.36	7,022,031	277,639	7.97

Investment securities:
U.S. government & federal agency	1,021,403	31,303	6.16	1,330,118	39,748	6.03
State & municipal obligations (A)	75,315	2,967	7.92	93,797	3,724	8.01
CMO’s and asset-backed securities	1,088,659	33,741	6.23	1,131,930	34,834	6.21
Trading account securities	10,705	349	6.55	14,860	398	5.41
Other marketable securities (A)	85,878	2,816	6.59	142,990	4,031	5.68
Other non-marketable securities	43,350	1,114	5.17	32,921	847	5.19

Total investment securities	2,325,310	72,290	6.25	2,746,616	83,582	6.14

Federal funds sold and securities purchased under agreements to resell	223,256	6,788	6.11	397,294	9,521	4.83

Total interest earning assets	10,292,478	401,029	7.84	10,165,941	370,742	7.35

Less allowance for loan losses	(124,213)			(118,309)
Unrealized gain (loss) on investment securities	(9,767)			63,727
Cash and due from banks	544,233			594,494
Land, buildings and equipment, net	239,668			224,008
Other assets	175,841			179,153

Total assets	$11,118,240			$11,109,014

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 324,969	2,805	1.74	$ 341,006	3,102	1.83
Interest bearing demand	4,968,049	69,795	2.83	5,071,428	61,985	2.46
Time open & C.D.’s of less than $100,000	2,081,127	53,388	5.16	2,229,891	56,605	5.12
Time open & C.D.’s of $100,000 and over	315,830	8,468	5.39	297,244	7,453	5.06

Total interest bearing deposits	7,689,975	134,456	3.52	7,939,569	129,145	3.28

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	841,420	23,358	5.58	566,299	11,830	4.21
Long-term debt and other borrowings (B)	55,063	1,488	5.43	26,688	442	3.34

Total borrowings	896,483	24,846	5.57	592,987	12,272	4.17

Total interest bearing liabilities	8,586,458	159,302	3.73%	8,532,556	141,417	3.34%

Non-interest bearing demand deposits	1,356,273			1,367,431
Other liabilities	88,348			129,477
Stockholders’ equity	1,087,161			1,079,550

Total liabilities and equity	$11,118,240			$11,109,014

Net interest margin (T/E)		$241,727			$229,325

Net yield on interest earning assets			4.72%			4.55%

(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

FINACT:[89207.TX]00020.HTM          PAG: 01-AUG-2000 16:03   HTE: 00-000-0000 00:00   BLK: 00-000-0000 00:00
COMMERCE BANCSHARES                 FORM 10-Q       R.R. Donnelley       (312) 326-7777        V3.1 - 1

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Three Months Ended June 30, 2000 and 1999

	Second Quarter 2000			Second Quarter 1999
	Average Balance	Interest Income/ Expense	Avg.Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg.Rates Earned/ Paid
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,654,752	$ 54,275	8.22%	$ 2,351,562	$ 42,445	7.24%
Construction and development	385,844	8,322	8.67	354,362	6,774	7.67
Real estate—business	1,272,207	26,005	8.22	1,047,351	20,944	8.02
Real estate—personal	1,428,110	26,474	7.46	1,328,633	24,207	7.31
Personal banking	1,588,889	33,106	8.38	1,469,527	29,512	8.06
Credit card	489,877	16,762	13.76	492,995	15,713	12.78

Total loans	7,819,679	164,944	8.48	7,044,430	139,595	7.95

Investment securities:
U.S. government & federal agency	938,943	14,449	6.19	1,290,084	19,247	5.98
State & municipal obligations (A)	73,848	1,452	7.91	93,086	1,835	7.91
CMO’s and asset-backed securities	1,067,967	16,579	6.24	1,250,621	19,188	6.15
Trading account securities	9,501	163	6.30	11,940	135	4.54
Other marketable securities (A)	83,045	1,331	6.45	88,229	1,277	5.81
Other non-marketable securities	53,021	706	5.36	33,225	420	5.07

Total investment securities	2,226,325	34,680	6.27	2,767,185	42,102	6.10

Federal funds sold and securities purchased under agreements to resell	228,834	3,678	6.46	286,125	3,478	4.88

Total interest earning assets	10,274,838	203,302	7.96	10,097,740	185,175	7.36

Less allowance for loan losses	(124,998)			(119,117)
Unrealized gain (loss) on investment securities	(9,517)			53,281
Cash and due from banks	532,833			610,158
Land, buildings and equipment, net	241,497			225,654
Other assets	180,217			168,290

Total assets	$11,094,870			$11,036,006

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 327,859	1,421	1.74	$ 346,697	1,458	1.69
Interest bearing demand	4,971,592	35,678	2.89	5,091,924	30,546	2.41
Time open & C.D.’s of less than $100,000	2,065,931	26,813	5.22	2,206,836	27,676	5.03
Time open & C.D.’s of $100,000 and over	323,329	4,606	5.73	293,343	3,671	5.02

Total interest bearing deposits	7,688,711	68,518	3.58	7,938,800	63,351	3.20

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	803,718	11,663	5.84	526,212	5,520	4.21
Long-term debt and other borrowings (B)	84,597	1,281	6.09	26,388	214	3.25

Total borrowings	888,315	12,944	5.86	552,600	5,734	4.16

Total interest bearing liabilities	8,577,026	81,462	3.82%	8,491,400	69,085	3.26%

Non-interest bearing demand deposits	1,335,479			1,348,366
Other liabilities	90,277			117,173
Stockholders’ equity	1,092,088			1,079,067

Total liabilities and equity	$11,094,870			$11,036,006

Net interest margin (T/E)		$121,840			$116,090

Net yield on interest earning assets			4.77%			4.61%

(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.