Form 10-Q
period 2000-09-30
COMMERCE BANCSHARES INC /MO/
filed 2000-11-13
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
☐
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

Yes  X No

          As of November 3, 2000, the registrant had outstanding 59,777,243 shares of its $5 par value common stock, registrant’s only class of common stock.

Part I: FINANCIAL INFORMATION

          In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of September 30, 2000 and December 31, 1999 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown .

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

          (a) Exhibits

(27) Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES , INC .

/S / J. DANIEL STINNETT
By
J. Daniel Stinnett
Vice President & Secretary

Date: November 10, 2000

/S / JEFFERY D. ABERDEEN
By
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 10, 2000

Schedule 1

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2000	December 31 1999
	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$ 7,889,963	$ 7,576,892
Allowance for loan losses	(128,455)	(123,042)

Net loans	7,761,508	7,453,850

Investment securities:
Available for sale	1,959,173	2,451,785
Trading account	23,209	23,639
Other non-marketable	55,068	32,991

Total investment securities	2,037,450	2,508,415

Federal funds sold and securities purchased under agreements to resell	195,250	238,602
Cash and due from banks	532,293	685,157
Land, buildings and equipment, net	248,964	235,163
Goodwill and core deposit premium, net	60,223	68,209
Other assets	127,893	211,540

Total assets	$10,963,581	$11,400,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$ 1,409,185	$ 1,584,333
Savings and interest bearing demand	4,991,254	5,154,506
Time open and C.D.’s of less than $100,000	2,050,875	2,114,443
Time open and C.D.’s of $100,000 and over	324,860	310,841

Total deposits	8,776,174	9,164,123
Federal funds purchased and securities sold under agreements to repurchase	816,768	1,042,429
Long-term debt and other borrowings	125,916	25,735
Accrued interest, taxes and other liabilities	124,501	88,817

Total liabilities	9,843,359	10,321,104

Stockholders’ equity:
Preferred stock, $1 par value.
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value.
Authorized 100,000,000 shares; issued 62,428,078 shares	312,140	312,140
Capital surplus	128,333	129,173
Retained earnings	746,725	642,746
Treasury stock of 2,201,598 shares in 2000 and 53,829 shares in 1999, at cost	(70,624)	(2,089)
Other	(1,221)	(916)
Accumulated other comprehensive income (loss)	4,869	(1,222)

Total stockholders’ equity	1,120,222	1,079,832

Total liabilities and stockholders’ equity	$10,963,581	$11,400,936

See accompanying notes to financial statements.
Schedule 2

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2000	1999	2000	1999
	(Unaudited)
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$170,387	$146,684	$491,760	$423,723
Interest on investment securities	32,186	40,445	103,327	122,538
Interest on federal funds sold and securities purchased under agreements to resell	4,198	2,283	10,986	11,804

Total interest income	206,771	189,412	606,073	558,065

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	38,453	32,932	111,053	98,019
Time open and C.D.’s of less than $100,000	28,736	26,639	82,124	83,244
Time open and C.D.’s of $100,000 and over	4,584	3,468	13,052	10,921
Interest on federal funds purchased and securities sold under agreements to repurchase	12,235	7,199	35,593	19,029
Interest on long-term debt and other borrowings	2,079	182	3,364	624

Total interest expense	86,087	70,420	245,186	211,837

Net interest income	120,684	118,992	360,887	346,228
Provision for loan losses	8,216	8,293	27,092	25,584

Net interest income after provision for loan losses	112,468	110,699	333,795	320,644

NON-INTEREST INCOME
Trust fees	14,448	13,727	43,035	41,851
Deposit account charges and other fees	17,974	17,602	52,465	50,952
Credit card transaction fees	12,895	10,999	36,449	30,906
Trading account profits and commissions	1,798	2,518	6,508	7,923
Net gains on securities transactions	305	—	810	993
Other	16,762	11,887	45,702	43,000

Total non-interest income	64,182	56,733	184,969	175,625

NON-INTEREST EXPENSE
Salaries and employee benefits	55,107	53,183	164,933	160,577
Net occupancy	7,794	7,240	22,645	20,726
Equipment	5,438	4,394	15,875	15,049
Supplies and communication	8,660	8,372	25,319	24,918
Data processing	9,779	9,327	28,398	27,320
Marketing	2,888	3,445	9,357	9,611
Goodwill and core deposit	1,984	2,129	6,057	6,395
Other	18,415	16,576	48,039	47,378

Total non-interest expense	110,065	104,666	320,623	311,974

Income before income taxes	66,585	62,766	198,141	184,295
Less income taxes	21,092	21,362	65,790	62,435

Net income	$ 45,493	$ 41,404	$132,351	$121,860

Net income per share—basic	$ .75	$ .66	$ 2.16	$ 1.92

Net income per share—diluted	$ .74	$ .65	$ 2.14	$ 1.89

Cash dividends per common share	$ .155	$ .143	$ .465	$ .429

See accompanying notes to financial statements.

Schedule 3

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Other	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance January 1, 2000	62,428,078	$312,140	$129,173	$642,746	$ (2,089)	$ (916)	$ (1,222)	$1,079,832
Net income				132,351				132,351
Change in unrealized gain (loss) on available for sale securities							6,091	6,091

Total comprehensive income								138,442

Purchase of treasury stock					(71,983)			(71,983)
Issuance of stock under purchase, option and benefit plans			(813)		2,910			2,097
Issuance of stock under restricted stock award plan			(27)		538	(511)		—
Restricted stock award amortization						206		206
Cash dividends paid ($.465 per share)				(28,372)				(28,372)

Balance September 30, 2000	62,428,078	$312,140	$128,333	$746,725	$(70,624)	$(1,221)	$ 4,869	$1,120,222

Balance January 1, 1999	61,352,684	$306,763	$106,159	$624,256	$ (8,561)	$ (904)	$ 53,072	$1,080,785
Net income				121,860				121,860
Change in unrealized gain (loss) on available for sale securities							(42,002)	(42,002)

Total comprehensive income								79,858

Purchase of treasury stock					(62,903)			(62,903)
Issuance of stock under purchase, option and benefit plans			(5,073)		9,964			4,891
Issuance of stock under restricted stock award plan			(19)		289	(270)		—
Restricted stock award amortization						278		278
Cash dividends paid ($.429 per share)				(27,144)				(27,144)

Balance September 30, 1999	61,352,684	$306,763	$101,067	$718,972	$(61,211)	$ (896)	$ 11,070	$1,075,765

See accompanying notes to financial statements.

Schedule 4

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	2000	1999
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$ 132,351	$ 121,860
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,092	25,584
Provision for depreciation and amortization	27,815	26,127
Accretion of investment security discounts	(1,727)	(2,376)
Amortization of investment security premiums	7,574	7,949
Net gains on sales of investment securities (A)	(810)	(993)
Net (increase) decrease in trading account securities	2,721	(9,702)
(Increase) decrease in interest receivable	(4,580)	1,228
Increase (decrease) in interest payable	4,992	(7,278)
Other changes, net	(4,552)	(18,925)

Net cash provided by operating activities	190,876	143,474

INVESTING ACTIVITIES:
Cash paid in sales of branches	(20,375)	—
Proceeds from sales of investment securities (A)	197,854	113,933
Proceeds from maturities of investment securities (A)	1,096,695	1,148,760
Purchases of investment securities (A)	(819,178)	(940,606)
Net decrease in federal funds sold and securities purchased under agreements to resell	43,352	93,699
Net increase in loans	(357,277)	(389,562)
Purchases of premises and equipment	(34,244)	(31,216)
Sales of premises and equipment	1,797	5,104

Net cash provided by investing activities	108,624	112

FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings, and interest bearing demand deposits	(201,964)	(127,070)
Net decrease in time open and C.D.’s	(26,531)	(158,649)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(224,671)	94,948
Repayment of long-term debt	(650)	(989)
Borrowings of long-term debt	100,000	—
Purchases of treasury stock	(71,983)	(61,379)
Issuance of stock under purchase, option and benefit plans	1,807	2,340
Cash dividends paid on common stock	(28,372)	(27,144)

Net cash used by financing activities	(452,364)	(277,943)

Decrease in cash and cash equivalents	(152,864)	(134,357)
Cash and cash equivalents at beginning of year	685,157	738,672

Cash and cash equivalents at September 30	$ 532,293	$ 604,315

(A)	Available for sale and other non-marketable securities, excluding trading account securities.

          Net cash payments of income taxes for the nine month period were $68,265,000 in 2000 and $81,754,000 in 1999. Interest paid on deposits and borrowings for the nine month period was $240,525,000 in 2000 and $218,995,000 in 1999.

See accompanying notes to financial statements.

Schedule 5

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000
(Unaudited)

1. Principles of Consolidation and Presentation

          The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1999 data to conform to current year presentation. Results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of results to be attained for any other period.

          The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1999 Annual Report to stockholders to which reference is made.

2. Acquisition Activity

          The Company has signed a definitive agreement to acquire Breckenridge Bancshares Company, a Missouri holding company with assets of $260 million. Subject to regulatory and stockholder approvals, completion of the acquisition should occur in the first quarter of 2001. This acquisition will be accounted for as a pooling of interests transaction and is not expected to have a material impact on the financial statements of the Company.

3. Allowance for Loan Losses

          The following is a summary of the allowance for loan losses.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2000	1999	2000	1999
	(In thousands)
Balance, beginning of period	$127,024	$120,225	$123,042	$117,092

Additions:
Provision for loan losses	8,216	8,293	27,092	25,584

Total additions	8,216	8,293	27,092	25,584

Deductions:
Loan losses	10,041	9,998	30,285	29,700
Less recoveries on loans	3,256	2,719	8,606	8,263

Net loan losses	6,785	7,279	21,679	21,437

Balance, September 30	$128,455	$121,239	$128,455	$121,239

          At September 30, 2000, non-performing assets were $46,708,000, which was .59% of total loans and .43% of total assets. This balance consisted of $14,640,000 in loans not accruing interest, $30,883,000 in loans past due 90 days and still accruing interest, and $1,185,000 in foreclosed real estate.

4. Investment Securities

          Available for sale investment securities, at fair value, consist of the following at September 30, 2000 and December 31, 1999.

	September 30 2000	December 31 1999
	(In thousands)
U.S. government and federal agency obligations	$ 798,710	$1,136,332
State and municipal obligations	70,962	80,263
CMO’s and asset-backed securities	947,273	1,106,975
Other debt securities	94,390	82,262
Equity securities	47,838	45,953

Total available for sale investment securities	$1,959,173	$2,451,785

5. Common Stock

          The shares used in the calculation of basic and diluted income per share are shown below.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2000	1999	2000	1999
	(In thousands)
Weighted average common shares outstanding	60,436	63,111	61,232	63,616
Stock options	742	795	661	857

	61,178	63,906	61,893	64,473

6. Comprehensive Income

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2000	1999	2000	1999
	(In thousands)
Unrealized holding gains (losses)	$17,780	$(11,494)	$6,845	$(66,751)
Reclassification adjustment for (gains) losses included in net income	3,072	—	2,814	(993)

Net unrealized gains (losses) on securities	20,852	(11,494)	9,659	(67,744)
Income tax expense (benefit)	7,924	1,691	3,568	(25,742)

Other comprehensive income (loss)	$12,928	$(13,185)	$6,091	$(42,002)

7. Segments

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

	Consumer	Commercial	Money Management	Segment Totals	Other/ Elimination	Consolidated Totals
	(In thousands)
Nine Months Ended September 30, 2000
Net interest income after loan loss expense.	$ 17,788	$ 246,482	$(10,587)	$253,683	$ 80,112	$333,795
Cost of funds allocation	174,595	(118,520)	14,875	70,950	(70,950)	—
Non-interest income	101,854	21,111	53,382	176,347	8,622	184,969

Total net revenue	294,237	149,073	57,670	500,980	17,784	518,764
Non-interest expense	189,884	63,267	41,259	294,410	26,213	320,623

Income before income taxes	$104,353	$ 85,806	$ 16,411	$206,570	$ (8,429)	$198,141

Nine Months Ended September 30, 1999
Net interest income after loan loss expense	$ 23,832	$ 187,500	$(13,746)	$197,586	$123,058	$320,644
Cost of funds allocation	148,531	(73,002)	18,108	93,637	(93,637)	—
Non-interest income	94,389	20,861	53,712	168,962	6,663	175,625

Total net revenue	266,752	135,359	58,074	460,185	36,084	496,269
Non-interest expense	196,954	60,047	38,280	295,281	16,693	311,974

Income before income taxes	$ 69,798	$ 75,312	$ 19,794	$164,904	$ 19,391	$184,295

Three Months Ended September 30, 2000
Net interest income after loan loss expense	$ 5,865	$ 85,659	$ (3,601)	$ 87,923	$ 24,545	$112,468
Cost of funds allocation	58,614	(41,885)	4,719	21,448	(21,448)	—
Non-interest income	35,360	6,981	17,415	59,756	4,426	64,182

Total net revenue	99,839	50,755	18,533	169,127	7,523	176,650
Non-interest expense	63,992	20,970	13,674	98,636	11,429	110,065

Income before income taxes	$ 35,847	$ 29,785	$ 4,859	$ 70,491	$ (3,906)	$ 66,585

Three Months Ended September 30, 1999
Net interest income after loan loss expense	$ 11,072	$ 65,599	$ (4,688)	$ 71,983	$ 38,716	$110,699
Cost of funds allocation	48,474	(26,258)	6,288	28,504	(28,504)	—
Non-interest income	31,972	7,065	17,271	56,308	425	56,733

Total net revenue	91,518	46,406	18,871	156,795	10,637	167,432
Non-interest expense	66,673	20,786	12,761	100,220	4,446	104,666

Income before income taxes	$ 24,845	$ 25,620	$ 6,110	$ 56,575	$ 6,191	$ 62,766

          Average total deposits in the Consumer segment decreased 3.8% compared to the first nine months of 1999. Average loans in the Commercial segment increased 17.5%, and average total deposits decreased 2.5% from 1999 levels.

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

Schedule 6

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2000
(Unaudited)

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 1999 Annual Report on Form 10-K. Results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of results to be attained for any other period.

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Per Share Data
Net income—basic	$ .75	$ .66	$ 2.16	$ 1.92
Net income—diluted	.74	.65	2.14	1.89
Cash dividends	.155	.143	.465	.429
Book value			18.62	17.12
Market price			36.81	33.69

Selected Ratios
(Based on average balance sheets)
Loans to deposits	88.45%	79.45%	86.55%	76.79%
Non-interest bearing deposits to total deposits	14.82	14.70	14.93	14.70
Equity to loans	14.08	14.69	14.05	15.14
Equity to deposits	12.46	11.67	12.16	11.62
Equity to total assets	10.05	9.73	9.87	9.72
Return on total assets	1.65	1.49	1.60	1.47
Return on realized stockholders’ equity	16.35	15.53	16.11	15.58
Return on total stockholders’ equity	16.42	15.27	16.19	15.11
(Based on end-of-period data)
Efficiency ratio	58.56	58.35	57.71	58.67
Tier I capital ratio			12.17	11.57
Total capital ratio			13.47	12.88
Leverage ratio			9.68	9.08

Summary

          Consolidated net income for the third quarter of 2000 was $45.5 million; a $4.1 million or 9.9% increase over the third quarter of 1999. Diluted earnings per share increased 13.8% to $.74 for the third quarter of 2000 compared to $.65 for the third quarter of 1999. The third quarter of 2000 was the Company’s eighteenth consecutive quarter of double-digit growth in earnings per share. Return on average assets for the quarter was 1.65% compared to 1.49% last year. Return on average realized stockholders’ equity for the third quarter was 16.35% compared to 15.53% in the previous year. The Company’s efficiency ratio, a measure of expense efficiency in generating income, was 58.56% for the third quarter of 2000.

          Consolidated net income for the first nine months of 2000 was $132.4 million, an 8.6% increase over the first nine months of 1999. Diluted earnings per share was $2.14 compared to $1.89 last year. Compared to last year, net interest income increased 4.2% due to average loan growth of 9.1%, coupled with stable funding costs. The increase in non-interest income was the result of growth in credit card, trust, and deposit account fees. Non- interest expense increased mainly due to higher salary costs, bank occupancy expense, and data processing and other technology costs. The Company’s efficiency ratio for the first nine months of 2000 was 57.71%.

          The Company has signed a definitive agreement to merge with Breckenridge Bancshares Company, a one-bank holding company in the St. Louis area. The bank has three locations and approximately $260 million in assets. Subject to regulatory and stockholder approvals, completion of the acquisition is expected in the first quarter of 2001. The acquisition will be accounted for as a pooling of interests transaction and is not expected to have a material impact on the financial statements of the Company.

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

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2000 vs. 1999			Nine Months Ended September 30, 2000 vs. 1999
	Change due to			Change due to
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$ 9,541	$14,156	$23,697	$ 37,279	$30,730	$ 68,009
Investment securities:
U.S. government and federal agency securities	(5,820)	434	(5,386)	(15,079)	1,248	(13,831)
State and municipal obligations	(402)	(43)	(445)	(1,141)	(61)	(1,202)
CMO’s and asset-backed securities	(3,267)	7	(3,260)	(4,620)	267	(4,353)
Other securities	325	321	646	(1,145)	794	(351)
Federal funds sold and securities purchased under agreements to resell	1,056	859	1,915	(3,305)	2,487	(818)

Total interest income	1,433	15,734	17,167	11,989	35,465	47,454

Interest expense:
Deposits:
Savings	(100)	140	40	(249)	(8)	(257)
Interest bearing demand	(1,574)	7,055	5,481	(1,882)	15,173	13,291
Time open & C.D.’s of less than $100,000	(1,178)	3,275	2,097	(5,256)	4,136	(1,120)
Time open & C.D.’s of $100,000 and over	587	529	1,116	988	1,143	2,131
Federal funds purchased and securities sold under agreements to repurchase	1,925	3,111	5,036	8,610	7,954	16,564
Long-term debt and other borrowings	804	1,057	1,861	1,286	1,621	2,907

Total interest expense	464	15,167	15,631	3,497	30,019	33,516

Net interest income, fully taxable equivalent basis	$ 969	$ 567	$ 1,536	$ 8,492	$ 5,446	$ 13,938

          Net interest income for the third quarter of 2000 was $120.7 million, a 1.4% increase over the third quarter of 1999, and for the first nine months was $360.9 million, a 4.2% increase over last year. The third quarter 2000 increase in net interest income over third quarter 1999, when compared to the increase realized in the first six months of 2000, reflects a mixture of tightening interest rate spread, shrinking average deposit balances, and a slower rate of growth in average loan balances. For the quarter, the net interest rate margin was 4.75% compared with 4.67% last year, while the nine month margin was 4.73% in 2000 and 4.59% in 1999.

          Total interest income increased $17.4 million, or 9.2%, over the third quarter of 1999 and increased $48.0 million, or 8.6%, over the first nine months of 1999. The increases were mainly due to higher loan demand and higher rates earned on loans. Average loans outstanding increased $501.6 million on a quarterly comparison and $647.5 million year to date. Average rates earned on loans increased 71 basis points and 50 basis points over the prior third quarter and year to date periods, respectively. The increases in these periods were partly offset by decreases in average investment securities. Average investments in U.S. government and federal agency securities declined by over 25% compared to previous periods. Lower investments in CMO’s and asset-backed securities also contributed to the decrease. The average tax equivalent yield on interest earning assets was 8.12% for the third quarter of 2000 compared to 7.42% last year. The nine month yield increased from 7.38% in 1999 to 7.93% in 2000.

          Total interest expense (net of capitalized interest) increased $15.7 million, or 22.2%, compared to the third quarter of 1999 and increased $33.3 million, or 15.7%, over the first nine months of 1999. The increases were mainly due to higher rates paid on the Company’s Premium Money Market deposit accounts. Higher rates paid on certificates of deposit also contributed to the increases. The deposit rate increases were partly offset by lower deposit balances. Additionally, interest expense increased over 1999 third quarter and year to date periods due to higher borrowings of and rates paid on federal funds purchased and securities sold under agreements to repurchase. The overall average cost of funds increased from 3.28% in the third quarter of 1999 to 4.05% in the third quarter of 2000. The nine month cost increased from 3.32% in 1999 to 3.84% in 2000. Average core deposits (deposits excluding short-term certificates of deposit over $100,000) for the first nine months of 2000 decreased 3.6% compared to the same period last year. Core deposits supported 87% of average earning assets in 2000.

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

	September 30 2000	December 31 1999
	(In thousands)
Non-accrual loans	$14,640	$12,979
Past due 90 days and still accruing interest	30,883	21,317

Total impaired loans	45,523	34,296
Foreclosed real estate	1,185	1,347

Total non-performing assets	$46,708	$35,643

Non-performing assets to total loans	.59%	.47%
Non-performing assets to total assets	.43%	.31%

          The level of non-performing assets increased $11.1 million, or 31.0%, over year end 1999 totals. Most of the increase occurred in loans which were past due 90 days or more, and still accruing interest. This category included business loans of $12.8 million, credit card loans of $6.4 million, personal real estate loans of $5.8 million, and personal loans of $4.8 million. Non-accrual loans at September 30, 2000 consisted mainly of business loans ($6.2 million), business real estate loans ($6.5 million), and construction and land development loans ($1.6 million).

           Credit card loans outstanding were $500.3 million at September 30, 2000 compared to $521.8 million at year end 1999. These loans traditionally have a higher than average ratio of net charge-offs to loans outstanding when compared to other portfolio segments. This ratio, which was below industry national averages, was 3.21% for the first nine months of 2000 compared to 3.27% for the first nine months of 1999. The risk presented by the above loans and foreclosed real estate is not considered by management to be materially adverse in relation to normal credit risks generally taken by lenders.

Provision/Allowance for Loan Losses

	Three Months Ended			Nine Months Ended Sept. 30
	June 30 2000	Sept. 30 2000	Sept. 30 1999	2000	1999
	(Dollars in thousands)
Provision for loan losses	$10,211	$8,216	$8,293	$27,092	$25,584
Net charge-offs	7,990	6,785	7,279	21,679	21,437
Net annualized charge-offs as a percentage of average loans	.41%	.34%	.39%	.37%	.40%

          Management records the provision for loan losses, on an individual bank basis, in amounts that result in an allowance for loan losses sufficient to cover current net charge-offs and risks believed to be inherent in the loan portfolio of each bank. Management’s evaluation includes such factors as past loan loss experience, current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by internal loan reviewers supervised by Commerce Bancshares, Inc. (the Parent), and reviews and examinations by bank regulatory authorities. The allowance for loan losses as a percentage of loans outstanding was 1.63% at September 30, 2000, compared to 1.62% at year-end 1999 and 1.63% at September 30, 1999. The allowance at September 30, 2000 was 275% of non-performing assets. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and probable losses in the loan portfolio under current conditions. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to probable loan losses when compared to the entire loan portfolio.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
	2000	1999	% Change	2000	1999	% Change
	(Dollars in thousands)
Trust fees	$14,448	$13,727	5.3%	$ 43,035	$ 41,851	2.8%
Deposit account charges and other fees	17,974	17,602	2.1	52,465	50,952	3.0
Credit card transaction fees	12,895	10,999	17.2	36,449	30,906	17.9
Trading account profits and commissions	1,798	2,518	(28.6)	6,508	7,923	(17.9)
Net gains on securities transactions	305	—	N.M.	810	993	(18.4)
Other	16,762	11,887	41.0	45,702	43,000	6.3

Total non-interest income	$64,182	$56,733	13.1	$184,969	$175,625	5.3

As a % of operating income (net interest income plus non-interest income)	34.7%	32.3%		33.9%	33.7%

          Non-interest income rose $9.3 million over the first nine months of last year. Most of the increase occurred in credit card transaction fees, which increased $5.5 million, or 17.9%, due to higher transaction volumes and growth in fees from the Company’s debit card product. Trust fees and deposit account fees both increased 3% over the first nine months of 1999. Trading account profits and commissions decreased $1.4 million due to lower sales to financial institutions, where there is less liquidity to purchase investment securities. The other income category increased $2.7 million, or 6.3% over last year. This increase included gains of $4.0 million on the sales of three bank branches in the second and third quarters of 2000. The increase was partly offset by a decline in gains on loan sales of $2.1 million. A venture capital partnership investment contributed net gains of $3.0 million in 2000; however, these were $814 thousand lower than the net partnership gains recognized during the first nine months of 1999.

          Non-interest income increased $7.4 million in the third quarter of 2000 compared to the third quarter of 1999. Credit card transaction fees rose $1.9 million and trust fees increased $721 thousand. Trading account profits continued to show a negative trend, with a $720 thousand decline from the third quarter of 1999. Other income increased $4.9 million over the third quarter of 1999, due to gains on two bank branch sales and the venture capital partnership gain mentioned above. Partly offsetting these gains was a $1.1 million decrease in gains on loan sales.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
	2000	1999	% Change	2000	1999	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 55,107	$ 53,183	3.6%	$164,933	$160,577	2.7%
Net occupancy	7,794	7,240	7.7	22,645	20,726	9.3
Equipment	5,438	4,394	23.8	15,875	15,049	5.5
Supplies and communication	8,660	8,372	3.4	25,319	24,918	1.6
Data processing	9,779	9,327	4.8	28,398	27,320	3.9
Marketing	2,888	3,445	(16.2)	9,357	9,611	(2.6)
Goodwill and core deposit	1,984	2,129	(6.8)	6,057	6,395	(5.3)
Other	18,415	16,576	11.1	48,039	47,378	1.4

Total non-interest expense	$110,065	$104,666	5.2	$320,623	$311,974	2.8

Full-time equivalent employees	5,043	5,301	(4.9)	5,095	5,313	(4.1)

          Non-interest expense rose $8.6 million, or 2.8%, over the first nine months of 1999 and increased $5.4 million, or 5.2%, over the third quarter of 1999. Salaries and employee benefits increased $4.4 million over the first nine months of 1999 and increased $1.9 million over the third quarter of 1999. Higher incentive compensation payments and merit increases contributed to the salary increase. Occupancy costs increased 9.3% and 7.7% over the 1999 year and quarter to date periods, partly due to lower outside tenant revenues associated with a building renovation occurring in Kansas City. Equipment expense increases over the prior periods occurred in rental costs and depreciation on data processing equipment. Charges related to data processing increased $1.1 million and $452 thousand over the 1999 year and quarter to date periods, partly because of higher charges by information service providers. Other expense increased over the 1999 year and quarter to date periods mainly due to the contribution of $3.6 million in appreciated securities to a charitable organization, which was partly offset by a decrease in processing losses. The efficiency ratio was 58.56% in the third quarter of 2000 compared to 58.35% in the third quarter of 1999 and 56.14% in the second quarter of 2000.

Income Taxes

          The Company’s effective tax rate declined from 34.1% in the second quarter of 2000 to 31.7% in the third quarter of 2000. This decrease was mainly the result of the charitable contribution mentioned above, which had the effect of decreasing income taxes by approximately $2.0 million.

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

          In the recent rising interest rate environment, sources of funds (deposits) become more valuable and uses of funds (loans and investments) become more expensive, thereby affecting the profitability of the related activities. The Company’s internal funds transfer pricing methodology uses a moving average market rate, and it has increased at a faster pace than the actual increase in our average deposit rates, loan yields, and faster especially than our average investment yields. The transfer pricing rate increase in 2000 had the effect of improving the profitability of funds providers (Consumer segment), reducing profitability of funds users (Commercial segment), and reducing the investment portfolio profitability (outside of the segments). The increased volume in Commercial lending more than offset the negative effect of an increased cost of funds rate.

Consumer

          The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage. For the nine months ended September 30, 2000, pre-tax earnings amounted to $104.4 million, up $34.6 million, or 49.5%, over the previous year. Most of this increase was due to a $26.1 million increase in funding credits allocated to the segment. Non-interest income increased $7.5 million, mainly in credit card fees and deposit account charges. Non-interest expense decreased $7.1 million mainly due to lower salaries and employee benefit expense.

Commercial

          The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax earnings for the first nine months of 2000 were $85.8 million, an increase of 13.9% over the prior year. Direct net interest income increased $58.7 million, with average loans increasing 17.5% and average interest bearing deposits remaining static. Assigned costs of funding increased $45.5 million, partly due to the increased transfer pricing rate described above. Non-interest income was relatively unchanged. Non-interest expense increased $3.2 million mainly as a result of higher costs for salaries, marketing, and assigned management costs.

Money Management

          The Money Management segment consists of the Investment Management Group (IMG) and the Capital Markets Group (CMG). IMG provides trust and estate planning services, and advisory and discretionary investment management services. CMG sells primarily fixed income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services to these entities. Pre-tax earnings were $16.4 million for the first nine months in 2000, a decrease of 17.1% compared to the same period in the prior year. A $3.2 million increase in direct net interest income was offset by a comparable decrease in allocated funding credits. Non-interest income was stable. Non-interest expense increased $3.0 million over 1999, mainly due to higher costs for salaries and data processing expense.

Liquidity and Capital Resources

          The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and equity securities, most of which are readily marketable. The fair value of these investments was $127.0 million at September 30, 2000 compared to $113.3 million at December 31, 1999. Included in the fair values were unrealized net gains of $29.1 million at September 30, 2000 and $25.1 million at December 31, 1999. The Parent’s liabilities totaled $120.0 million at September 30, 2000, compared to $14.2 million at December 31, 1999. Liabilities at September 30, 2000 included $101.8 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The funds advanced from the subsidiary bank holding companies consist mainly of subsidiary bank dividends. The Parent had no short-term borrowings from affiliate banks or long-term debt during 2000. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. The Company is also rated A by Thomson BankWatch with a corresponding short-term rating of TBW-1. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

          The liquid assets held by bank subsidiaries include federal funds sold and securities purchased under agreements to resell and available for sale investment securities. These liquid assets had a fair value of $2.01 billion at September 30, 2000 and $2.56 billion at December 31, 1999. The available for sale bank portfolio included an unrealized net loss in fair value of $24.6 million at September 30, 2000 compared to an unrealized net loss of $29.7 million at December 31, 1999. U.S. government and federal agency securities comprised 44% and CMO’s and asset-backed securities comprised 52% of the banking subsidiaries’ available for sale portfolio at September 30, 2000. The estimated average maturity of the available for sale investment portfolio was 2.9 years at September 30, 2000 and December 31, 1999.

          In February 2000, the Board of Directors announced the approval of additional purchases of the Company’s common stock, bringing the total purchase authorization to 3,000,000 shares. At September 30, 2000, the Company had acquired 1,941,750 shares under this authorization. The Company has routinely used these reacquired shares to fund annual stock dividends and employee benefit programs. At an October 2000 meeting, the Board authorized the seventh annual consecutive 5% stock dividend, which will be distributed in December 2000.

          The Company had an equity to asset ratio of 9.87% based on 2000 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

	September 30, 2000	December 31, 1999	Min. Ratios for Well- Capitalized Banks
	(Dollars in thousands)
Risk-Adjusted Assets	$8,681,418	$8,678,987
Tier I Capital	1,056,128	1,014,071
Total Capital	1,169,527	1,127,005
Tier I Capital Ratio	12.17%	11.68%	6.00%
Total Capital Ratio	13.47%	12.99%	10.00%
Leverage Ratio	9.68%	9.17%	5.00%

          The Company’s cash and cash equivalents (defined as “Cash and due from banks”) were $532.3 million at September 30, 2000, a decrease of $152.9 million from December 31, 1999. Contributing to the net cash outflow were a $357.3 million increase in loans (net of repayments), a net decrease in deposits of $228.5 million, and a net decrease in borrowings of $125.3 million. Partially offsetting these net outflows were $475.4 million in maturities and sales of investment securities, net of purchases, and $190.9 million generated from operating activities. Total assets decreased $437.4 million from December 31, 1999.

          The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding lines of credit related to credit card loan agreements) totaled approximately $2.97 billion, standby letters of credit totaled $276.6 million, and commercial letters of credit totaled $31.2 million at September 30, 2000. The Company has little risk exposure in off-balance-sheet derivative contracts. The notional value of these contracts (interest rate and foreign exchange rate contracts) was $157.7 million at September 30, 2000. The current credit exposure (or replacement cost) across all off-balance-sheet derivative contracts covered by the risk-based capital standards was $4.0 million at September 30, 2000. Management does not anticipate any material losses to arise from these contingent items and believes there are no material commitments to extend credit that represent risks of an unusual nature.

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

          One set of simulation models is prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at September 30, 2000 for the twelve month projection. When this position is subjected to a graduated shift in interest rates, the annual impact to the Company’s net interest income is as follows:

Change in Interest Rates (in basis points)	$ in millions	% of Net Int. Income
+100	$ 4.9	1.0%
-100	(4.3)	(.9)

          Currently, the Company does not have significant risks related to foreign exchange, commodities or equity risk exposures.

Impact of Accounting Standards

          Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its amendments will be adopted by the Company on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. All derivatives must be recognized on the balance sheet at fair value, with the adjustment to fair value recorded in current earnings. For derivatives qualifying as hedges, changes in the fair value of the derivatives will be either offset against the changes in fair value of the hedged items through current earnings, or recognized in other comprehensive income until the hedged items are recognized in current earnings based on the nature of the hedge. The ineffective portion of the derivative’s change in fair value will be immediately recognized in current earnings.

          The Company uses some derivative products as part of its overall risk management process. Through an implementation process, the Company has identified several areas in which derivative products exist and will be affected by this new accounting standard. Forward contracts are used to manage risk positions associated with certain residential mortgage banking and foreign exchange activities. The Company also has a minimal number of interest rate swaps in place to manage interest rate risk on fixed rate loans. Management expects the transition entry that will be recorded upon adoption of the statement, and future application of SFAS 133, to have an immaterial impact on the financial statements of the Company.

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

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 2000 and 1999

	Nine Months 2000			Nine Months 1999
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,617,277	$159,302	8.13%	$ 2,391,342	$130,019	7.27%
Construction and development	383,366	24,960	8.70	352,174	20,443	7.76
Real estate—business	1,265,537	77,986	8.23	1,045,227	62,334	7.97
Real estate—personal	1,418,408	78,484	7.39	1,330,874	72,424	7.28
Personal banking	1,591,185	99,840	8.38	1,504,364	90,655	8.06
Credit card	496,388	52,035	14.00	500,646	48,723	13.01

Total loans	7,772,161	492,607	8.47	7,124,627	424,598	7.97

Investment securities:
U.S. government & federal agency	960,807	44,293	6.16	1,297,070	58,124	5.99
State & municipal obligations (A)	74,138	4,341	7.82	93,284	5,543	7.95
CMO’s and asset-backed securities	1,063,457	49,494	6.22	1,163,151	53,847	6.19
Trading account securities	11,047	552	6.68	13,499	564	5.59
Other marketable securities (A)	85,349	4,286	6.71	125,064	5,380	5.75
Other non-marketable securities	50,569	2,027	5.35	33,172	1,272	5.13

Total investment securities	2,245,367	104,993	6.25	2,725,240	124,730	6.12

Federal funds sold and securities purchased under agreements to resell	231,965	10,986	6.33	320,777	11,804	4.92

Total interest earning assets	10,249,493	608,586	7.93	10,170,644	561,132	7.38

Less allowance for loan losses	(125,213)			(118,917)
Unrealized gain (loss) on investment securities	(8,824)			50,978
Cash and due from banks	537,020			587,338
Land, buildings and equipment, net	241,993			226,387
Other assets	172,112			176,592

Total assets	$11,066,581			$11,093,022

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 321,402	4,186	1.74	$ 340,522	4,443	1.74
Interest bearing demand	4,925,498	106,867	2.90	5,079,663	93,576	2.46
Time open & C.D.’s of less than $100,000	2,070,487	82,124	5.30	2,201,116	83,244	5.06
Time open & C.D.’s of $100,000 and over	321,805	13,052	5.42	293,183	10,921	4.98

Total interest bearing deposits	7,639,192	206,229	3.61	7,914,484	192,184	3.25

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	826,073	35,593	5.76	586,877	19,029	4.34
Long-term debt and other borrowings (B)	78,576	3,567	6.06	26,667	660	3.31

Total borrowings	904,649	39,160	5.78	613,544	19,689	4.29

Total interest bearing liabilities	8,543,841	245,389	3.84%	8,528,028	211,873	3.32%

Non-interest bearing demand deposits	1,341,155			1,363,511
Other liabilities	89,314			123,100
Stockholders’ equity	1,092,271			1,078,383

Total liabilities and equity	$11,066,581			$11,093,022

Net interest margin (T/E)		$363,197			$349,259

Net yield on interest earning assets			4.73%			4.59%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Three Months Ended September 30, 2000 and 1999

	Third Quarter 2000			Third Quarter 1999
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,622,781	$ 55,089	8.36%	$ 2,455,461	$ 45,732	7.39%
Construction and development	396,781	9,063	9.09	351,832	6,979	7.87
Real estate—business	1,257,970	26,665	8.43	1,087,146	21,767	7.94
Real estate—personal	1,433,468	26,772	7.43	1,333,624	23,961	7.13
Personal banking	1,618,746	34,861	8.57	1,598,313	31,881	7.91
Credit card	498,299	18,206	14.54	500,097	16,639	13.20

Total loans	7,828,045	170,656	8.67	7,326,473	146,959	7.96

Investment securities:
U.S. government & federal agency	840,932	12,990	6.15	1,232,052	18,376	5.92
State & municipal obligations (A)	71,810	1,374	7.61	92,275	1,819	7.82
CMO’s and asset-backed securities	1,013,601	15,753	6.18	1,224,575	19,013	6.16
Trading account securities	11,724	203	6.89	10,821	166	6.09
Other marketable securities (A)	84,302	1,470	6.94	89,797	1,349	5.96
Other non-marketable securities	64,850	913	5.60	33,666	425	5.01

Total investment securities	2,087,219	32,703	6.23	2,683,186	41,148	6.08

Federal funds sold and securities purchased under agreements to resell	249,194	4,198	6.70	170,238	2,283	5.32

Total interest earning assets	10,164,458	207,557	8.12	10,179,897	190,390	7.42

Less allowance for loan losses	(127,191)			(120,113)
Unrealized gain (loss) on investment securities	(6,959)			25,896
Cash and due from banks	522,751			573,259
Land, buildings and equipment, net	246,592			231,067
Other assets	164,735			171,553

Total assets	$10,964,386			$11,061,559

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 314,346	1,381	1.75	$ 339,570	1,341	1.57
Interest bearing demand	4,841,321	37,072	3.05	5,095,865	31,591	2.46
Time open & C.D.’s of less than $100,000	2,049,438	28,736	5.58	2,144,504	26,639	4.93
Time open & C.D.’s of $100,000 and over	333,625	4,584	5.47	285,193	3,468	4.82

Total interest bearing deposits	7,538,730	71,773	3.79	7,865,132	63,039	3.18

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	795,712	12,235	6.12	627,362	7,199	4.55
Long-term debt and other borrowings (B)	125,091	2,079	6.61	26,626	218	3.25

Total borrowings	920,803	14,314	6.18	653,988	7,417	4.50

Total interest bearing liabilities	8,459,533	86,087	4.05%	8,519,120	70,456	3.28%

Non-interest bearing demand deposits	1,311,248			1,355,799
Other liabilities	91,225			110,553
Stockholders’ equity	1,102,380			1,076,087

Total liabilities and equity	$10,964,386			$11,061,559

Net interest margin (T/E)		$121,470			$119,934

Net yield on interest earning assets			4.75%			4.67%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.