Form 10-K
period 2000-12-31
COMMERCE BANCSHARES INC /MO/
filed 2001-03-13
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000
Commission File No. 0-2989

Commerce Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0889454 (IRS Employer Identification No.)

1000 Walnut, Kansas City, MO 64106
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:
(816) 234-2000

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
$5 Par Value Common Stock
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        As of February 20, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,391,000,000.

        As of February 20, 2001, there were 62,583,911 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Annual Report to Shareholders for the fiscal year ended December 31, 2000 is incorporated in Part I, Part II, and Part IV of the Form 10-K.

        Portions of the definitive proxy statement with respect to the annual meeting of shareholders to be held on April 18, 2001, are incorporated in Part III.

PART I

Item 1.    Business

General

        Commerce Bancshares, Inc. (the “Company”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns all of the outstanding capital stock of four national banking associations, which are headquartered in Missouri, Illinois, Kansas, and Nebraska. The Nebraska bank is limited in its activities to issuance of credit cards. The remaining three banking subsidiaries engage in general banking business, providing a broad range of retail, corporate, investment and private banking products and services to individuals and businesses. The Company also owns, directly or through its banking subsidiaries, various non-banking subsidiaries. Their activities include owning real estate which is leased to the Company’s banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the banking subsidiaries), venture capital investment, securities brokerage, and mortgage banking. The Company owns two second tier holding companies which are the direct owners of several of the above mentioned banks. The table setting forth the names and locations of the Company’s subsidiaries is included as Exhibit 21 hereto.

        The Company is the largest bank holding company headquartered in Missouri. Its principal offices are at 1000 Walnut, Kansas City, Missouri (telephone number 816-234-2000). At December 31, 2000, the Company had consolidated assets of $11.1 billion, consolidated loans of $7.9 billion, and consolidated deposits of $9.1 billion.

        The Company’s Missouri bank charter comprises approximately 84% of the banking assets of the Company. Missouri, being centrally located in the United States, provides a natural site for production and distribution facilities and also serves as a transportation hub. The economy is well-diversified with many major industries represented, such as automobile manufacturing, aircraft manufacturing, food production and agricultural production together with related industries. Missouri has a relatively balanced real estate market and the Missouri unemployment rate is generally at or below the national average. There are no significant economic problems in general for the communities served by the Company. The adjacent states of Kansas and Illinois share many of the same characteristics in the communities being served and their local economies are generally stable and not abnormally weakened by the national economy.

        The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. As a general rule, the Company publicly announces any material acquisitions or dispositions when a definitive agreement has been reached. For additional information regarding recent acquisition and disposition activity, refer to pages 23 and 47 of the Annual Report to Shareholders. The acquisition of Breckenridge Bancshares Company, which is discussed on these pages, was completed effective March 1, 2001.

Operating Segments

        The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, bankcard, student lending, and discount brokerage services. It contributed 52% of the Company’s 2000 pre-tax net income. The Commercial segment provides corporate lending, leasing, and international services, as well as business, government deposit and cash management services. It contributed 43% of the Company’s pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment management services. This segment also operates a family of mutual funds available for sale to both trust and general retail customers. At December 31, 2000, the segment managed investments with a market value of $10.1 billion and administered an additional $6.1 billion in non-managed assets. Additional information relating to operating segments can be found on pages 36 and 53 of the 2000 Annual Report to Shareholders.

Supervision and Regulation

        The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHC Act). Under the BHC Act the Federal Reserve Board’s prior approval is required in any case the Company proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any nonbanking company. Under the BHC Act, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of nonbanking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA). The Missouri and Omaha bank charters have current CRA ratings of “outstanding”, and the Kansas and Illinois charters have ratings of “satisfactory”.

        The Company is required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries. The Company’s four banking subsidiaries are organized as national banking associations and are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). All banks are also subject to regulation by the Federal Deposit Insurance Corporation. In addition, there are numerous other federal and state laws and regulations which control the activities of the Company and its banking subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to employ assets and maximize income.

        Under Federal Reserve policy, the Company is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not otherwise do so. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The OCC limits the payment of dividends by bank subsidiaries in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. The payment of dividends by the bank subsidiaries may also be affected by factors such as the maintenance of adequate capital. Information regarding capital adequacy standards is discussed on pages 54 and 55 of the 2000 Annual Report to Shareholders.

        These laws and regulations are under constant review by various agencies and legislatures, and are subject to sweeping change. Most recently was the passage of financial modernization legislation in late 1999, the Gramm-Leach-Bliley Act (GLB Act), which contains major changes in laws that previously kept the banking industry largely separate from the securities and insurance industries. The GLB Act authorizes the creation of a new kind of financial institution, known as a “financial holding company” and a new kind of bank subsidiary called a “financial subsidiary”, which may engage in a broader range of investment banking, insurance agency, brokerage, and underwriting activities. The GLB Act also includes privacy provisions that limit banks’ abilities to disclose non-public information about customers to non-affiliated entities. Banking organizations are not required to become financial holding companies, but instead may continue to operate as bank holding companies, providing the same services they were authorized to provide prior the enactment of the GLB Act.

        In addition to its regulatory powers, the Federal Reserve impacts the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The effects of the foregoing on the economic condition of the Company may be significant and cannot be predicted with certainty.

Competition

        The Company has locations in regional markets throughout Missouri, Kansas and central Illinois, where the Company faces intense competition from hundreds of financial service providers. The Company competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices. The passage of the GLB Act, which removed barriers between banking and the securities and insurance industries, is expected to result in greater competition among these industries.

Employees

        The Company and its subsidiaries employed 4,440 persons on a full-time basis and 793 persons on a part-time basis at December 31, 2000.

Statistical Disclosure

        The information required under the caption “Statistical Disclosure by Bank Holding Companies” is included in the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” sections of the 2000 Annual Report to Shareholders as indicated below and is hereby incorporated by reference. The following schedule reflects the page number of the Annual Report where the various captioned information is shown.

		Annual Report Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	23 , 38-41
II.	Investment Portfolio	31-32 , 48-49
III.	Loan Portfolio
	Types of Loans	28
	Maturities and Sensitivities of Loans to Changes in Interest Rates	28
	Risk Elements	30-31
IV.	Summary of Loan Loss Experience	24-25
V.	Deposits	35 , 38-39
VI.	Return on Equity and Assets	22
VII.	Short-Term Borrowings	49

Item 2.    Properties

        The Missouri, Illinois, and Kansas-chartered bank subsidiaries maintain their main offices in various office buildings listed below. These are owned by the bank subsidiary or a subsidiary of the bank. The banks lease unoccupied premises to the public. The buildings are located in the downtown areas of the cities they serve.

Building	Net rentable square footage	% occupied in total	% occupied by bank
922 Walnut Kansas City, MO	205,000	unoccupied at present—under renovation

1000 Walnut Kansas City, MO	384,000	96	64

720 Main Kansas City, MO	180,000	98	84

8000 Forsyth Clayton, MO	197,000	99	96

416 Main Peoria, IL	224,000	87	25

150 N. Main Wichita, KS	191,000	99	61

        The Nebraska credit card bank leases its offices in Omaha, Nebraska. Additionally, certain other credit card functions operate out of leased offices in downtown Kansas City. The Company also has 190 branch locations in Missouri, Illinois and Kansas which are owned or leased, and an additional 135 off-site ATM locations.

Item 3.    Legal Proceedings

        The information required by this item is set forth under the caption “Commitments and Contingencies” on page 57 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is hereby incorporated by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

    Executive Officers of the Registrant

        The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated as an executive officer.

Name and Age	Positions with Registrant
Jeffery D. Aberdeen, 47	Controller of the Company since December, 1995. Assistant Controller of the Company and Controller of Commerce Bank, N.A. (Missouri), a subsidiary of the Company, prior thereto.

Andrew F. Anderson, 49	Senior Vice President of the Company since October, 1998. Chairman of the Board, President and Chief Executive Officer of Commerce Bank,
N.A. (Illinois), a subsidiary of the Company, since August, 1995.
President and Chief Executive Officer of The Peoples Bank of
Bloomington, IL prior thereto.

Kevin G. Barth, 40	Senior Vice President of the Company and Executive Vice President of Commerce Bank, N.A. (Missouri), since October, 1998. Officer of Commerce Bank, N.A. (Missouri) prior thereto.

Name and Age	Positions with Registrant
A. Bayard Clark, 55	Chief Financial Officer, Executive Vice President and Treasurer of the Company since December, 1995. Executive Vice President of the Company prior thereto.

Sara E. Foster, 40	Senior Vice President of the Company since December, 1997. Vice President of the Company prior thereto.

David W. Kemper, 50	Chairman of the Board of Directors of the Company since November,
1991, Chief Executive Officer of the Company since June, 1986, and
President of the Company since April, 1982. Chairman of the Board and
President of Commerce Bank, N.A. (Missouri). He is the son of James M.
Kemper, Jr. (a former Director and former Chairman of the Board of the
Company) and the brother of Jonathan M. Kemper, Vice Chairman of the
Company.

Jonathan M. Kemper, 47	Vice Chairman of the Company since November, 1991 and Vice
Chairman of Commerce Bank, N.A. (Missouri) since December, 1997.
Prior thereto, he was Chairman of the Board, Chief Executive Officer,
and President of Commerce Bank, N.A. (Missouri). He is the son of
James M. Kemper, Jr. (a former Director and former Chairman of the
Board of the Company) and the brother of David W. Kemper, Chairman,
President, and Chief Executive Officer of the Company.

Charles G. Kim, 40	Executive Vice President of the Company since April, 1995. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.

Seth M. Leadbeater, 50	Executive Vice President of the Company since October, 1998. Executive
Vice President of Commerce Bank, N.A. (Missouri) since December
1997. Prior thereto, he was President of Commerce Bank, N.A. (Clayton,
MO).

Robert C. Matthews, Jr., 53	Executive Vice President of the Company since December, 1989. Executive Vice President of Commerce Bank, N.A. (Missouri) since December, 1997.

Michael J. Petrie, 44	Senior Vice President of the Company since April, 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 43	Senior Vice President of the Company since October, 1997. Senior Vice President of Commerce Bank, N.A. (Missouri) prior thereto.

V. Raymond Stranghoener, 49	Senior Vice President of the Company since February, 2000. Prior to his employment with the Company in October, 1999, he was employed at
BankAmerica Corp. as National Executive of the Bank of America
Private Bank Wealth Strategies Group. He joined Boatmen’s Trust
Company in 1993, which subsequently merged with BankAmerica Corp.

William A. Sullins, Jr., 62	Vice Chairman of the Company since August, 1992. Vice Chairman of Commerce Bank, N.A. (Missouri) since December, 1997. Vice Chairman of Commerce Bank, N.A. (Clayton, MO) prior thereto.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Security Holder Matters

        The information required by this item is set forth on page 21 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is hereby incorporated by reference.

Item 6.    Selected Financial Data

        The information required by this item is set forth on page 22 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is hereby incorporated by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item is set forth on pages 22 through 41 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is hereby incorporated by reference.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is set forth on pages 34 through 35, 46 , 56 and 57 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is hereby incorporated by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is set forth on pages 42 through 62 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is hereby incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by Item 401 and 405 of Regulation S-K regarding executive officers is included in Part I—Item 4 of this Form 10-K under the caption “Executive Officers of the Registrant” and the caption “Election of Directors” in the definitive proxy statement, which is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K regarding executive compensation is included under the captions “Executive Compensation”, “Retirement Benefits”, “Compensation Committee Report on Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 403 of Regulation S-K is covered under the caption “Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management” in the definitive proxy statement, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by Item 404 of Regulation S-K is covered under the caption “Election of Directors” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)    The following documents are filed as a part of this report:

        (1)  Financial Statements—The Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Statements of Stockholders’ Equity, Notes to Consolidated Financial Statements and Summary of Quarterly Statements of Income.

(2) Financial Statement Schedules—All schedules are omitted as such information is inapplicable or is included in the financial statements.

(3) Exhibits:

3—Articles of Incorporation and By-Laws:

(a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q dated August 10, 1999, and the same are hereby incorporated by reference.

(b) Restated By-Laws were filed in quarterly report on Form 10-Q dated August 9, 1996, and the same are hereby incorporated by reference.

4—Instruments defining the rights of security holders, including indentures:

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

10—Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

(a)  Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of December 31, 1999, was filed in annual report on Form 10-K dated March 10, 2000, and the same is hereby incorporated by reference.

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

(h)  Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of February 4, 2000, was filed in annual report on Form 10-K dated March 10, 2000, and the same is hereby incorporated by reference.

(i)  Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

(j)  Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan was filed in annual report on Form 10-K dated March 10, 2000, and the same is hereby incorporated by reference.

13—Annual Report to Security Holders

21—Subsidiaries of the Registrant

23—Independent Accountants’ Consent

24—Powers of Attorney (in the following form):

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby appoint J. Daniel Stinnett and Jeffery D. Aberdeen, or either of them, attorney for the undersigned to sign the Annual Report on Form 10-K of Commerce Bancshares, Inc., for the fiscal year ended December 31, 2000, together with any and all amendments which might be required from time to time with respect thereto, to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, with respect to Commerce Bancshares, Inc., with full power and authority in either of said attorneys to do and perform in the name of and on behalf of the undersigned every act whatsoever necessary or desirable to be done in the premises as fully and to all intents and purposes as the undersigned might or could do in person.

        IN WITNESS WHEREOF, the undersigned have executed these presents this 2nd day of February, 2001.

        Signed by the following directors:

        Messrs. Giorgio Balzer; Fred L. Brown; John R. Capps; David W. Kemper; Jonathan M. Kemper; Terry O. Meek; Benjamin F. Rassieur III; L. W. Stolzer; William A. Sullins, Jr.; and Robert H. West.

(b) Reports on Form 8-K:

        No report on Form 8-K was filed during the last quarter of 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of March, 2001.

COMMERCE BANCSHARES , INC .

S / J. DANIEL STINNETT
By:
J. Daniel Stinnett
Vice President and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2001.

S / JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

S / A. BAYARD CLARK

A. Bayard Clark
Chief Financial Officer

David W. Kemper (Chief Executive Officer) Giorgio Balzer Fred L. Brown John R. Capps Jonathan M. Kemper Terry O. Meek Benjamin F. Rassieur III L. W. Stolzer William A. Sullins, Jr. Robert H. West	A majority of the Board of Directors*

*
David W. Kemper, Director and Chief Executive Officer, and the other Directors of Registrant listed, executed a power of attorney authorizing J. Daniel Stinnett, their attorney-in-fact, to sign this report on their behalf.

S / J. DANIEL STINNETT

J. Daniel Stinnett, Attorney-in-Fact

INDEX TO EXHIBITS

        3—Articles of Incorporation and By-Laws

(a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q dated August 10, 1999, and the same are hereby incorporated by reference.

(b) Restated By-Laws were filed in quarterly report on Form 10-Q dated August 9, 1996, and the same are hereby incorporated by reference.

        4—Instruments defining the rights of security holders, including indentures

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

        10—Material Contracts

        (a)  Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of December 31, 1999, was filed in annual report on Form 10-K dated March 10, 2000, and the same is hereby incorporated by reference.

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

        (h)  Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of February 4, 2000, was filed in annual report on Form 10-K dated March 10, 2000, and the same is hereby incorporated by reference.

        (i)  Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

        (j)  Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan was filed in annual report on Form 10-K dated March 10, 2000, and the same is hereby incorporated by reference.

        13—Annual Report to Security Holders

        21—Subsidiaries of the Registrant

        23—Independent Accountants’ Consent

        24—Powers of Attorney