Form 10-K/A
period 2000-12-31
COMMERCE BANCSHARES INC /MO/
filed 2001-04-19
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

      The purpose of this Form 10-K/A is to provide a revised discussion in item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, pertaining to the loan loss allowance.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized this 17th day of April, 2001.

COMMERCE BANCSHARES , INC .

S / JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

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