Form 10-Q
period 2001-03-31
COMMERCE BANCSHARES INC /MO/
filed 2001-05-09
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes         X                                                                No

          As of May 3, 2001, the registrant had outstanding 62,891,976 shares of its $5 par value common stock, registrant’s only class of common stock.

Part I: FINANCIAL INFORMATION

          In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of March 31, 2001 and December 31, 2000 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

          The consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries and management’s discussion and analysis of financial condition and results of operations are presented in the schedules as follows:

Schedule 1:	Consolidated Balance Sheets
Schedule 2:	Consolidated Statements of Income
Schedule 3:	Consolidated Statements of Changes in Stockholders’ Equity
Schedule 4:	Consolidated Statements of Cash Flows
Schedule 5:	Notes to Consolidated Financial Statements
Schedule 6:	Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Quantitative and Qualitative Disclosures about Market Risk

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

3(a) Restated By-Laws

10(a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001

10(b) Trust Agreement for Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001

10(c) Restated Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan with amendments through April 2001

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES , INC .

By	/S /J. DANIEL STINNETT

J. Daniel Stinnett
Vice President & Secretary

Date: May 8, 2001

By	/S / JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 8, 2001

Schedule 1
COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2001	December 31 2000
	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$ 7,989,009	$ 7,906,665
Allowance for loan losses	(131,080)	(128,445)

Net loans	7,857,929	7,778,220

Investment securities:
Available for sale	2,014,484	1,864,991
Trading	10,256	20,674
Non-marketable	52,995	55,238

Total investment securities	2,077,735	1,940,903

Federal funds sold and securities purchased under agreements to resell	707,510	241,835
Cash and due from banks	587,814	616,724
Land, buildings and equipment, net	269,987	257,629
Goodwill and core deposit premium, net	56,258	58,182
Other assets	185,746	221,624

Total assets	$11,742,979	$11,115,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$ 1,511,497	$ 1,564,907
Savings and interest bearing demand	5,174,022	5,049,729
Time open and C.D.’s of less than $100,000	2,245,166	2,081,057
Time open and C.D.’s of $100,000 and over	525,661	386,045

Total deposits	9,456,346	9,081,738
Federal funds purchased and securities sold under agreements to repurchase	664,598	543,874
Long-term debt and other borrowings	243,340	224,684
Accrued interest, taxes and other liabilities	179,545	121,066

Total liabilities	10,543,829	9,971,362

Stockholders’ equity:
Preferred stock, $1 par value.
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value.
Authorized 100,000,000 shares; issued 63,557,187 shares in 2001 and 62,655,891 shares in 2000	317,786	313,279
Capital surplus	150,156	147,436
Retained earnings	710,053	671,147
Treasury stock of 242,316 shares in 2001 and 78,513 shares in 2000, at cost	(9,336)	(2,895)
Other	(2,135)	(1,179)
Accumulated other comprehensive income	32,626	15,967

Total stockholders’ equity	1,199,150	1,143,755

Total liabilities and stockholders’ equity	$11,742,979	$11,115,117

See accompanying notes to consolidated financial statements.

Schedule 2

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
	2001	2000
	(Unaudited)
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$164,382	$156,718
Interest on investment securities	28,752	37,002
Interest on federal funds sold and securities purchased under agreements to resell	8,051	3,110

Total interest income	201,185	196,830

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	35,804	35,501
Time open and C.D.’s of less than $100,000	31,418	26,575
Time open and C.D.’s of $100,000 and over	6,917	3,862
Interest on federal funds purchased and securities sold under agreements to repurchase	6,789	11,695
Interest on long-term debt and other borrowings	3,361	4

Total interest expense	84,289	77,637

Net interest income	116,896	119,193
Provision for loan losses	9,530	8,665

Net interest income after provision for loan losses	107,366	110,528

NON-INTEREST INCOME
Trust fees	15,202	14,234
Deposit account charges and other fees	19,229	16,582
Credit card transaction fees	12,707	11,192
Trading revenue	3,852	2,385
Net gains (losses) on securities transactions	1,237	(1)
Other	14,637	12,404

Total non-interest income	66,864	56,796

NON-INTEREST EXPENSE
Salaries and employee benefits	57,913	54,863
Net occupancy	8,438	7,477
Equipment	5,628	5,139
Supplies and communication	8,010	8,597
Data processing	8,881	8,712
Marketing	2,817	3,150
Goodwill and core deposit	1,924	2,055
Other	14,525	14,967

Total non-interest expense	108,136	104,960

Income before income taxes	66,094	62,364
Less income taxes	22,217	21,109

Net income	$ 43,877	$ 41,255

Net income per share—basic	$ .70	$ .63

Net income per share—diluted	$ .69	$ .63

See accompanying notes to consolidated financial statements.

Schedule 3

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Other	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance January 1, 2001	62,655,891	$313,279	$147,436	$671,147	$ (2,895)	$(1,179)	$15,967	$1,143,755
Net income				43,877				43,877
Change in unrealized gain (loss) on available for sale securities							16,576	16,576

Total comprehensive income								60,453

Pooling acquisition	876,750	4,384	5,414	5,198			83	15,079
Purchase of treasury stock					(14,673)			(14,673)
Issuance of stock under purchase, option and benefit plans	2,982	15	(3,428)		8,053			4,640
Issuance of stock under restricted stock award plan	21,564	108	734		179	(1,021)		—
Restricted stock award amortization						65		65
Cash dividends paid ($.16 per share)				(10,169)				(10,169)

Balance March 31, 2001	63,557,187	$317,786	$150,156	$710,053	$ (9,336)	$(2,135)	$32,626	$1,199,150

Balance January 1, 2000	62,428,078	$312,140	$129,173	$642,746	$ (2,089)	$ (916)	$(1,222)	$1,079,832
Net income				41,255				41,255
Change in unrealized gain (loss) on available for sale securities							(891)	(891)

Total comprehensive income								40,364

Purchase of treasury stock					(22,438)			(22,438)
Issuance of stock under purchase, option and benefit plans			(200)		600			400
Issuance of stock under restricted stock award plan			(32)		660	(628)		—
Restricted stock award amortization						109		109
Cash dividends paid ($.148 per share)				(9,589)				(9,589)

Balance March 31, 2000	62,428,078	$312,140	$128,941	$674,412	$(23,267)	$(1,435)	$(2,113)	$1,088,678

See accompanying notes to consolidated financial statements.

Schedule 4

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
	2001	2000
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$ 43,877	$ 41,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,530	8,665
Provision for depreciation and amortization	9,113	8,975
Accretion of investment security discounts	(448)	(589)
Amortization of investment security premiums	2,128	2,591
Net (gains) losses on sales of investment securities (A)	(1,237)	1
Net decrease in trading securities	764	10,700
(Increase) decrease in interest receivable	2,400	(2,570)
Increase in interest payable	1,513	769
Other changes, net	19,205	12,792

Net cash provided by operating activities	86,845	82,589

INVESTING ACTIVITIES:
Cash received in acquisition	15,035	—
Proceeds from sales of investment securities (A)	138,828	218
Proceeds from maturities of investment securities (A)	354,630	389,306
Purchases of investment securities (A)	(560,760)	(220,666)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(452,050)	17,396
Net (increase) decrease in loans	100,934	(206,988)
Purchases of land, buildings and equipment	(14,575)	(10,751)
Sales of land, buildings and equipment	1,967	1,335

Net cash used by investing activities	(415,991)	(30,150)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, and interest bearing demand deposits	52,140	39,568
Net increase (decrease) in time open and C.D.’s	153,067	(26,954)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	116,688	(149,913)
Repayment of long-term debt	(293)	(309)
Purchases of treasury stock	(14,673)	(22,438)
Issuance of stock under purchase, option and benefit plans	3,476	397
Cash dividends paid on common stock	(10,169)	(9,589)

Net cash provided (used) by financing activities	300,236	(169,238)

Decrease in cash and cash equivalents	(28,910)	(116,799)
Cash and cash equivalents at beginning of year	616,724	685,157

Cash and cash equivalents at March 31	$ 587,814	$ 568,358

(A)	Available for sale and non-marketable securities.

          During the three month period, income tax net receipts were $472,000 in 2001 and $60,000 in 2000. Interest paid on deposits and borrowings for the three month period was $82,776,000 in 2001 and $77,637,000 in 2000.

See accompanying notes to consolidated financial statements.
Schedule 5

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

1. Principles of Consolidation and Presentation

          The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2000 data to conform to current year presentation. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results to be attained for any other period.

          The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2000 Annual Report to stockholders to which reference is made.

2. Acquisition

          Effective March 1, 2001, the Company acquired Centennial Bank in St. Ann, Missouri, with assets of $254 million, loans of $189 million, and deposits of $216 million. The Company issued 876,750 shares in the transaction. The acquisition was accounted for as a pooling of interests; however, the Company’s financial statements were not restated because restated amounts did not differ materially from historical results.

3. Allowance for Loan Losses

          The following is a summary of the allowance for loan losses for the three months ended March 31, 2001 and 2000.

	2001	2000
	(In thousands)
Balance, January 1	$128,445	$123,042

Additions:
Allowance for loan losses of acquired bank	2,519	—
Provision for loan losses	9,530	8,665

Total additions	12,049	8,665

Deductions:
Loan losses	13,250	9,752
Less recoveries on loans	3,836	2,848

Net loan losses	9,414	6,904

Balance, March 31	$131,080	$124,803

          At March 31, 2001, non-performing assets were $29,219,000, consisting of $26,897,000 in non-accrual loans and $2,322,000 in foreclosed real estate. Non-performing assets were .37% of total loans and .25% of total assets at March 31, 2001. Loans which were past due 90 days or more and still accruing interest amounted to $19,891,000 at March 31, 2001.

4. Investment Securities

          Investment securities, at fair value, consist of the following at March 31, 2001 and December 31, 2000.

	March 31 2001	December 31 2000
	(In thousands)
Available for sale:
U.S. government and federal agency obligations	$ 736,768	$ 749,620
State and municipal obligations	60,697	62,734
CMO’s and asset-backed securities	1,069,801	908,220
Other debt securities	103,749	99,731
Equity securities	43,469	44,686
Trading securities	10,256	20,674
Non-marketable securities	52,995	55,238

Total investment securities	$2,077,735	$1,940,903

5. Common Stock

          The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2001 and 2000 are shown below.

	2001	2000
	(In thousands)
Weighted average common shares outstanding	62,873	65,158
Stock options	875	606

	63,748	65,764

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

	For the Three Months Ended March 31
	2001	2000
	(In thousands)
Unrealized holding gains (losses)	$29,107	$(1,419)
Reclassification adjustment for gains included in net income	(2,395)	—

Net unrealized gains (losses) on securities	26,712	(1,419)
Income tax expense (benefit)	10,136	(528)

Other comprehensive income (loss)	$16,576	$ (891)

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

	Consumer	Commercial	Money Management	Segment Totals	Other/ Elimination	Consolidated Totals
	(In thousands)
Three Months Ended March 31, 2001
Net interest income after loan loss expense	$ 1,649	$ 80,017	$(3,530)	$ 78,136	$ 29,230	$107,366
Cost of funds allocation	61,921	(40,888)	5,422	26,455	(26,455)	—
Non-interest income	35,609	7,816	20,393	63,818	3,046	66,864

Total net revenue	99,179	46,945	22,285	168,409	5,821	174,230
Non-interest expense	64,407	23,178	14,271	101,856	6,280	108,136

Income before income taxes	$34,772	$ 23,767	$ 8,014	$ 66,553	$ (459)	$ 66,094

Three Months Ended March 31, 2000
Net interest income after loan loss expense	$ 5,616	$ 78,424	$(3,133)	$ 80,907	$ 29,621	$110,528
Cost of funds allocation	56,657	(36,053)	4,684	25,288	(25,288)	—
Non-interest income	29,526	6,873	18,117	54,516	2,280	56,796

Total net revenue	91,799	49,244	19,668	160,711	6,613	167,324
Non-interest expense	62,331	20,924	13,896	97,151	7,809	104,960

Income before income taxes	$29,468	$ 28,320	$ 5,772	$ 63,560	$ (1,196)	$ 62,364

          The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, and the effect of certain expense allocations to the segments.

8. Derivatives

          Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its amendments were adopted by the Company on January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities. All derivatives must be recognized on the balance sheet at fair value, with the adjustment to fair value recorded in current earnings. For derivatives qualifying as hedges, changes in the fair value of the derivative will be either offset against the changes in fair value of the hedged item through current earnings, or recognized in other comprehensive income until the hedged item is recognized in current earnings based on the nature of the hedge. The ineffective portion of the derivative’s change in fair value will be immediately recognized in current earnings.

          The SFAS 133 transition adjustment increased 2001 net income by $8,670. Because of its immateriality, the adjustment is not presented separately in the income statement. The Company’s derivative usage is discussed below.

          The Company’s primary risk associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the public’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. The Company’s balance sheet is somewhat asset sensitive. Over the longer term, rising interest rates have a negative effect on interest margins as funding sources become more expensive relative to these fixed rate loans that do not reprice with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company enters into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. During the first quarter of 2001, the Company had two swaps which were designated as fair value hedges. A net loss of $25,248 was recognized during the first quarter of 2001 in loan interest income, which represented the amount of the hedges’ ineffectiveness.

          The Company’s mortgage banking area makes commitments to extend fixed rate loans secured by 1–4 family residential properties, which are considered to be derivative instruments. The Company’s general practice is to sell such loans in the secondary market. These commitments have an average term of 60 to 90 days. During the term of the loan commitment, the value of the commitment, which includes mortgage servicing rights, changes in inverse proportion to changes in market interest rates. The Company obtains forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts are matched to a specific loan on a “best efforts” basis, in which the Company is obligated to deliver the loan only if the loan closes. Hedge accounting has not been applied. The changes in fair value of both types of derivative instruments during the first quarter of 2001 was an unrealized net gain of $526,625 which was recorded in other non-interest income.

          The Company’s foreign exchange activity involves the purchase and sale of forward foreign exchange contracts, which are commitments to purchase or deliver a specified amount of foreign currency at a specific future date. This activity enables customers involved in international business to hedge their exposure to foreign currency exchange rate fluctuations. The Company minimizes its related exposure arising in connection with these customer transactions with offsetting contracts for the same currency and time frame. In addition, the Company uses foreign exchange contracts, to a limited extent, for trading purposes, including taking proprietary positions. Risk arises from changes in the currency exchange rate and from the potential for counterparty nonperformance. These risks are controlled by adherence to a foreign exchange trading policy which contains control limits on currency amounts, open positions, maturities and losses, and procedures for approvals, record-keeping, monitoring and reporting. Hedge accounting has not been applied to these foreign exchange activities. The changes in fair value of the foreign exchange derivative instruments resulted in net unrealized gains of $43,933 and $114,496 during the first quarters of 2001 and 2000, respectively, and were recorded in trading revenue.

Schedule 6

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2001

(Unaudited)

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2000 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results to be attained for any other period.

	Three Months Ended March 31
	2001	2000
Per Share Data
Net income—basic	$ .70	$ .63
Net income—diluted	.69	.63
Cash dividends	.160	.148
Book value	18.96	16.83
Market price	37.25	29.70

Selected Ratios
(Based on average balance sheets)
Loans to deposits	86.60%	84.56%
Non-interest bearing deposits to total deposits	13.83	15.19
Equity to loans	14.83	14.11
Equity to deposits	12.84	11.93
Equity to total assets	10.44	9.71
Return on total assets	1.59	1.49
Return on realized stockholders’ equity	15.47	15.25
Return on total stockholders’ equity	15.20	15.33
(Based on end-of-period data)
Efficiency ratio	58.19	58.47
Tier I capital ratio	12.23	11.65
Total capital ratio	13.60	12.97
Leverage ratio	9.98	9.25

Summary

	Three Months Ended March 31		Increase (decrease)
	2001	2000	Amount	Percent
	(Dollars in thousands)
Net interest income	$ 116,896	$ 119,193	$(2,297)	(1.9)%
Provision for loan losses	(9,530)	(8,665)	865	10.0
Non-interest income	66,864	56,796	10,068	17.7
Non-interest expense	(108,136)	(104,960)	3,176	3.0
Income taxes	(22,217)	(21,109)	1,108	5.2

Net income	$ 43,877	$ 41,255	$ 2,622	6.4%

          Consolidated net income for the first three months of 2001 was $43.9 million; a $2.6 million or 6.4% increase over the first three months of 2000. Diluted earnings per share increased 9.5% to $.69 compared to $.63 for the same period in the prior year. The return on assets for the first quarter of 2001 was 1.59% compared to 1.49% in the first quarter of 2000. The return on realized equity increased to 15.47% compared to 15.25% in 2000. The efficiency ratio improved to 58.19% from 58.47% in the previous year.

          The increase in net income for the first quarter of 2001 was driven by double digit growth in key fee-based business lines coupled with good expense control. Net interest income for the quarter declined 1.9% from amounts recorded last year in the same period mainly due to higher deposit costs and lower interest on investment securities. Also, credit costs increased due to higher net charge-offs in the business and consumer loan areas.

          Effective March 1, 2001, the Company completed its acquisition of Centennial Bank in St. Ann, Missouri, with assets of $254 million, loans of $189 million, and deposits of $216 million. The Company issued 876,750 shares of common stock. The acquisition was accounted for as a pooling of interests; however, the Company’s financial statements were not restated since restated amounts did not differ materially from the Company’s historical results.

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

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2001 vs. 2000
	Change due to
	Average Volume	Average Rate	Total
	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$ 4,513	$ 3,161	$ 7,674
Investment securities:
U.S. government and federal agency securities	(5,668)	104	(5,564)
State and municipal obligations	(290)	(118)	(408)
CMO’s and asset-backed securities	(3,056)	165	(2,891)
Other securities	652	(244)	408
Federal funds sold and securities purchased under agreements to resell	5,367	(426)	4,941

Total interest income	1,518	2,642	4,160

Interest expense:
Deposits:
Savings	(74)	(86)	(160)
Interest bearing demand	155	308	463
Time open & C.D.’s of less than $100,000	1,018	3,825	4,843
Time open & C.D.’s of $100,000 and over	2,048	1,007	3,055
Federal funds purchased and securities sold under agreements to repurchase	(4,537)	(369)	(4,906)
Long-term debt and other borrowings	1,669	1,678	3,347

Total interest expense	279	6,363	6,642

Net interest income, fully taxable equivalent basis	$ 1,239	$(3,721)	$(2,482)

           Net interest income for the first quarter of 2001 was $116.9 million, a 1.9% decrease from the first quarter of 2000. For the quarter, the net interest rate margin was 4.59% compared with 4.68% in the first quarter of 2000 and 4.76% in the fourth quarter of 2000. The decline in net interest income was mainly the result of higher deposit costs coupled with lower average balances of investment securities owned by the Company, partly offset by higher average loans and rates earned on these loans.

          Total interest income increased $4.4 million, or 2.2%, over the first quarter of 2000. This occurred because of higher average balances in overnight investments in federal funds sold and loans, which increased $346.2 million and $228.9 million, respectively, over last year. Loans acquired in the Centennial Bank acquisition contributed approximately $65 million to the loan increase. The increase in interest income was also due to higher average rates earned on personal banking and personal real estate loans. These effects were partly offset by lower average balances in the investment portfolio, which declined 22.4%. The average tax equivalent yield on interest earning assets was 7.90% in the first quarter of 2001 compared to 7.71% in the first quarter of 2000.

          Total interest expense increased $6.7 million, or 8.6%, compared to the first quarter of 2000 due mainly to growth in certificates of deposit, whose averages increased $234.0 million over last year, and an increase of 80 basis points in average rates paid on these deposits. Average short-term borrowings of federal funds purchased decreased $355.1 million, partly offset by a $204.9 million increase in FHLB borrowings. Average rates paid on all interest bearing liabilities increased from 3.64% in the first quarter of 2000 to 3.96% in the first quarter of 2001. Total average deposits increased $50.9 million over last year; the Centennial acquisition contributed approximately $74 million average deposits.

          Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (decrease)
	2001	2000	Amount	Percent
	(Dollars in thousands)
Trust fees	$15,202	$14,234	$ 968	6.8%
Deposit account charges and other fees	19,229	16,582	2,647	16.0
Credit card transaction fees	12,707	11,192	1,515	13.5
Trading revenue	3,852	2,385	1,467	61.5
Net gains (losses) on securities transactions	1,237	(1)	1,238	N.M.
Other	14,637	12,404	2,233	18.0

Total non-interest income	$66,864	$56,796	$10,068	17.7%

As a % of operating income (net interest income plus non-interest income)	36.4%	32.3%

          Non-interest income increased 17.7% in the first quarter of 2001 compared to the first quarter of 2000. Deposit account fees grew 16.0% mainly due to higher overdraft fees and corporate cash management fees. Credit card fees increased 13.5% mainly due to strong debit card fees and higher merchant and cardholder revenues. Trust fees grew 6.8% as a result of competitive pricing adjustments made late in the third quarter of last year. Trading revenue improved 61.5% over last year, due to increased sales to correspondent bank and other corporate customers. Other non-interest income increased mainly because of $3.0 million in gains realized on sales of $86.7 million of student loans. This was partially offset by decreases in corporate sweep fees, non-customer ATM fees, and brokerage-related fees. Net securities gains of $1.2 million included gains on sales from the banks’ investment portfolios coupled with a loss on a venture capital investment of $1.1 million.

Non-Interest Expense

	Three Months Ended March 31		Increase (decrease)
	2001	2000	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$ 57,913	$ 54,863	$3,050	5.6%
Net occupancy	8,438	7,477	961	12.9
Equipment	5,628	5,139	489	9.5
Supplies and communication	8,010	8,597	(587)	(6.8)
Data processing	8,881	8,712	169	1.9
Marketing	2,817	3,150	(333)	(10.6)
Goodwill and core deposit	1,924	2,055	(131)	(6.4)
Other	14,525	14,967	(442)	(3.0)

Total non-interest expense	$108,136	$104,960	$3,176	3.0%

Full-time equivalent employees	5,101	5,141

          Non-interest expense rose 3.0% compared to the first quarter of 2000. Salaries and employee benefits increased $3.1 million, or 5.6%, over the first quarter of 2000 due to merit increases, higher health care costs and higher social security taxes, partly offset by a decline in incentive compensation. Occupancy costs grew 12.9% over the first quarter of 2000 due to higher costs for utilities and weather-related expenses. Equipment expense increased 9.5% mainly due to higher equipment servicing costs. Partly offsetting these higher costs were lower costs for supplies and communications and various other overhead costs, all of which have undergone scrutiny for efficiencies. The efficiency ratio was 58.19% in the first quarter of 2001 compared to 58.47% in the first quarter of 2000 and 57.38% in the fourth quarter of 2000.

Allowance for Loan Losses

	Three Months Ended
	Dec. 31 2000	Mar. 31 2001	Mar. 31 2000
	(Dollars in thousands)
Provision for loan losses	$8,067	$9,530	$8,665
Net charge-offs	8,077	9,414	6,904
Net annualized charge-offs as a percentage of average loans	.41%	.48%	.36%

          The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of an allocated and unallocated component. To determine the allocated component of the allowance, the Company combines estimates of the allowances needed for loans reviewed on an individual basis with estimates of reserves needed for pools of loans reviewed. This process uses tools such as the “watch list” and loss experience models. To mitigate the imprecision in the estimation of the allocated component, it is supplemented by an unallocated component. The unallocated component is based on management’s determination of amounts necessary for loan concentrations, economic uncertainties and subjective factors.

          The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rests upon various judgments and assumptions made by management. Considerations which influence these judgments include past loan loss experience, current loan portfolio mix, prevailing regional and national economic conditions, and the Company’s ongoing examination process by its internal loan review staff and its regulators.

          Net loan charge-offs for the first quarter in 2001 amounted to $9.4 million compared with $6.9 million in the first quarter of 2000 and $8.1 million in the fourth quarter of last year. The increase in net loan charge-offs in the first quarter of this year compared with the same period last year is mainly the result of a $2.0 million partial charge-down of a business loan during the quarter. The borrower is located near one of the Company’s major markets. The Company participates with several other banks on this loan and the borrower was current on all payments at quarter-end. The remaining balance of this loan of approximately $7 million was placed on non-accrual status.

          Compared with the fourth quarter of last year, net charge-offs this year increased in the areas of credit card and personal loans. Net charge-offs for the quarter on credit card loans amounted to 3.89% of average loans compared with 3.06% in the fourth quarter while personal loan charge-offs amounted to .58% of average loans this year compared with .46% in the fourth quarter last year. The provision for loan losses for the quarter totaled $9.5 million, up from $8.7 million in the same period last year and slightly exceeded net loan charge-offs for the current quarter. The allowance for loan losses at March 31, 2001 amounted to $131.1 million or 1.64% of total loans and represents 449% of total non-performing assets.

          The Company considers the allowance for loan losses of $131.1 million adequate to cover losses inherent in loans at March 31, 2001.

Risk Elements of Loan Portfolio

          Non-performing assets include non-accruing loans and foreclosed real estate. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment (generally, loans that are 90 days past due as to principal and/or interest payments). These loans were made primarily to borrowers in Missouri, Kansas and Illinois. The following table presents non-performing assets and loans which are past due 90 days and still accruing interest.

	March 31 2001	December 31 2000
	(In thousands)
Non-accrual loans	$26,897	$19,617
Foreclosed real estate	2,322	1,707

Total non-performing assets	$29,219	$21,324

Non-performing assets to total loans	.37%	.27%
Non-performing assets to total assets	.25%	.19%
Loans past due 90 days and still accruing interest	$19,891	$26,670

          Total non-performing assets amounted to $29.2 million at March 31, 2001 and $21.3 million at December 31, 2000. Non-performing assets are comprised of non-accrual loans ($26.9 million), and foreclosed real estate ($2.3 million). Loans past due more than 90 days and still accruing interest totaled $19.9 million. During the quarter, non-accrual loans increased approximately $7 million due to the large business loan mentioned earlier; however, delinquencies in personal loans over 90 days past due declined.

Operating Segments

          The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Commercial and Money Management. Additional information is presented in the Segments note to the consolidated financial statements.

Consumer

          The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage. For the three months ended March 31, 2001, pre-tax earnings amounted to $34.8 million, up $5.3 million, or 18.0%, over the previous year. Non-interest income increased $6.1 million, and included increases in deposit and bankcard fees. These increases were mainly the result of higher overdraft fees on deposit accounts coupled with higher debit card fees in the bankcard area. Funding credits allocated to the segment increased $5.3 million. These increases were partly offset by a decrease in direct net interest income of $3.3 million and an increase in non-interest expense of $2.1 million, mainly due to increases in salaries, occupancy, and management fees.

Commercial

          The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax earnings for the first three months of 2001 were $23.8 million, a decrease of $4.6 million, or 16.1%, from the previous year. Assigned funding costs rose $4.8 million and net charge-offs increased $1.8 million. Non-interest expense grew $2.3 million, partly due to a management fee increase. These decreases to income were partly offset by a $3.4 million increase in direct net interest income, mainly in commercial loans.

Money Management

          The Money Management segment consists of the Trust and Capital Markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. The Capital Markets group primarily sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax earnings were $8.0 million for the first three months in 2001, an increase of $2.2 million, or 38.8%, over last year. Non-interest income increased 12.6% due to higher trading account profits in the Capital Markets group from increased sales to bank and other corporate customers, and due to competitive fee pricing adjustments by the Trust group which were instituted late in the third quarter of last year.

Liquidity and Capital Resources

          Liquidity represents the Company’s ability to obtain cost-effective funding to meet the needs of customers as well as the Company’s financial obligations. Liquidity can be provided through the sale and maturity of federal funds sold and securities purchased under agreements to resell and the banks’ available for sale investment portfolio. These assets had a fair value of $2.57 billion at March 31, 2001, which included $985.4 million pledged to secure public deposits, discount window borrowings, and other purposes as required by law. Approximately 32% of the banks’ available for sale portfolio matures in the next twelve months. At March 31, 2001, the portfolio included an unrealized net gain in fair value of $18.6 million, compared to an unrealized net loss of $9.5 million at December 31, 2000. Liquidity can also be obtained through secured advances from the FHLB, of which certain subsidiary banks are members. These borrowings are generally secured by residential mortgages and mortgage-backed securities.

          The liquid assets of the Parent consist primarily of commercial paper, overnight repurchase agreements and marketable equity securities. The fair value of these assets was $131.5 million at March 31, 2001, compared to $127.6 million at December 31, 2000. Included in the fair values were unrealized net gains of $29.8 million at March 31, 2001, and $31.3 million at December 31, 2000. The Parent’s liabilities totaled $31.1 million at March 31, 2001, compared to $17.2 million at December 31, 2000. Liabilities at March 31, 2001, included $17.8 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or long-term debt during 2001. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. The Company also has an A+ long-term rating and an F1+ short-term rating by Fitch, Inc. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

           In February 2001, the Board of Directors announced the approval of additional purchases of the Company’s common stock, bringing the total purchase authorization to 3,000,000 shares. Through March 31, 2001, the Company had purchased 375,327 shares at an average cost of $39.00 per share. The Company has routinely used these reacquired shares to fund annual stock dividends and various stock option programs. The Company issued 901,296 shares of new stock during the quarter, mainly in conjunction with the acquisition of Centennial Bank.

          The Company had an equity to asset ratio of 10.44% based on 2001 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

	March 31, 2001	December 31, 2000	Minimum Ratios for Well-Capitalized Banks
	(Dollars in thousands)
Risk-Adjusted Assets	$9,076,199	$8,889,195
Tier I Capital	1,110,140	1,070,491
Total Capital	1,233,973	1,187,865
Tier I Capital Ratio	12.23%	12.04%	6.00%
Total Capital Ratio	13.60%	13.36%	10.00%
Leverage Ratio	9.98%	9.91%	5.00%

          The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $587.8 million at March 31, 2001, which decreased $28.9 million from December 31, 2000. Contributing to the net cash outflow were a net increase of $452.1 million in overnight investments in federal funds sold and securities purchased under agreements to resell, and purchases of $67.3 million of investment securities, net of maturities and sales. These outflows were partially offset by a net decrease of $100.9 million in loans, a net increase of $205.2 million in deposits, a net increase of $116.7 million in short-term borrowings, and $86.8 million generated from operating activities.

          The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding derivative instruments and lines of credit related to credit cards) totaled approximately $2.87 billion, standby letters of credit totaled $300.3 million, and commercial letters of credit totaled $39.2 million at March 31, 2001.

Derivative Financial Instruments

          Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its amendments were adopted by the Company on January 1, 2001. This statement requires that all derivative instruments be recognized on the balance sheet at fair value. The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at March 31, 2001. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the March 31, 2001 balance sheet. The Company’s derivatives are discussed further in note 8 to the consolidated financial statements.

	Notional Amount	Positive Fair Value	Negative Fair Value
	(In thousands)
Interest rate swaps	$ 20,635	$ 71	$ (130)
Foreign exchange contracts:
Forward contracts	218,645	13,983	(13,939)
Options written/purchased	1,936	10	(10)
Mortgage loan commitments	30,735	385	—
Mortgage loan forward sale contracts	58,329	152	(48)

Total at March 31, 2001	$330,280	$14,601	$(14,127)

           The Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. Because the Company generally enters into transactions only with high quality counterparties, losses associated with counterparty nonperformance on derivative financial instruments have been immaterial.

Quantitative and Qualitative Disclosures about Market Risk

          Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect the Company’s decisions on pricing its assets and liabilities which impacts net interest income, a significant cash flow source for the Company. As a result, a substantial portion of the Company’s risk management activities relates to managing interest rate risk.

          The objective of the Company’s Asset/Liability Management Committee is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. It monitors the interest rate sensitivity of the Company’s balance sheet monthly using earnings simulation models and interest sensitivity GAP analysis. Using these tools, management attempts to optimize the asset/liability mix to minimize the impacts of significant rate movements within a broad range of interest rate scenarios.

          Simulation models are prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at March 31, 2001, for the twelve month projection. When this position is subjected to graduated shifts in interest rates, the expected annual impact to the Company’s net interest income is as follows:

Scenario	$ in millions	% of Net Interest Income
200 basis points rising	$ 15.2	3.1%
100 basis points rising	8.1	1.7
100 basis points falling	(5.5)	(1.1)
200 basis points falling	(11.2)	(2.3)

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

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Three Months Ended March 31, 2001 and 2000

	First Quarter 2001			First Quarter 2000
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,674,329	$ 51,701	7.84%	$ 2,574,238	$ 49,938	7.80%
Construction and development	391,502	8,173	8.47	367,326	7,575	8.29
Real estate—business	1,334,619	26,767	8.13	1,266,517	25,316	8.04
Real estate—personal	1,388,422	26,171	7.64	1,393,480	25,238	7.28
Personal banking	1,605,139	34,017	8.59	1,565,617	31,873	8.19
Credit card	503,031	17,852	14.39	500,967	17,067	13.70

Total loans	7,897,042	164,681	8.46	7,668,145	157,007	8.24

Investment securities:
U.S. government & federal agency	729,501	11,290	6.28	1,103,863	16,854	6.14
State & municipal obligations (A)	62,003	1,107	7.24	76,782	1,515	7.94
CMO’s and asset-backed securities	910,102	14,271	6.36	1,109,351	17,162	6.22
Trading securities	19,275	348	7.32	11,909	186	6.30
Other marketable securities (A)	106,829	1,514	5.75	88,711	1,485	6.73
Non-marketable securities	53,425	625	4.74	33,679	408	4.87

Total investment securities	1,881,135	29,155	6.29	2,424,295	37,610	6.24

Federal funds sold and securities purchased under agreements to resell	584,147	8,051	5.59	217,678	3,110	5.75

Total interest earning assets	10,362,324	201,887	7.90	10,310,118	197,727	7.71

Less allowance for loan losses	(129,044)			(123,428)
Unrealized gain (loss) on investment securities	34,491			(10,017)
Cash and due from banks	514,312			555,633
Land, buildings and equipment, net	262,562			237,839
Other assets	171,566			171,465

Total assets	$11,216,211			$11,141,610

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 304,670	1,224	1.63	$ 322,079	1,384	1.73
Interest bearing demand	4,914,780	34,580	2.85	4,964,506	34,117	2.76
Time open & C.D.’s of less than $100,000	2,170,510	31,418	5.87	2,096,323	26,575	5.10
Time open & C.D.’s of $100,000 and over	468,140	6,917	5.99	308,331	3,862	5.04

Total interest bearing deposits	7,858,100	74,139	3.83	7,691,239	65,938	3.45

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase.	565,564	6,789	4.87	879,122	11,695	5.35
Long-term debt and other borrowings (B)	231,033	3,554	6.24	25,529	207	3.26

Total borrowings	796,597	10,343	5.27	904,651	11,902	5.29

Total interest bearing liabilities	8,654,697	84,482	3.96%	8,595,890	77,840	3.64%

Non-interest bearing demand deposits	1,261,135			1,377,067
Other liabilities	129,611			86,419
Stockholders’ equity	1,170,768			1,082,234

Total liabilities and equity	$11,216,211			$11,141,610

Net interest margin (T/E)		$117,405			$119,887

Net yield on interest earning assets			4.59%			4.68%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.
INDEX TO EXHIBITS

3(a)	Restated By-Laws

10(a)	Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001

10(b)	Trust Agreement for Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001

10(c)	Restated Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan with amendments through April 2001