Form 10-Q
period 2001-06-30
COMMERCE BANCSHARES INC /MO/
filed 2001-08-13
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(M	ark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

          As of August 7, 2001, the registrant had outstanding 62,764,947 shares of its $5 par value common stock, registrant’s only class of common stock.

Part I: FINANCIAL INFORMATION

          In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of June 30, 2001 and December 31, 2000 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

          The annual meeting of shareholders of Commerce Bancshares, Inc. was held on April 18, 2001. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The five nominees for the five directorships (constituting one-third of the Board of Directors) being elected at this meeting received the following votes:

Name of Director	Votes For	Votes Withheld
David W. Kemper	53,371,845	202,232
Thomas A. McDonnell	53,290,931	283,146
Benjamin F. Rassieur, III	53,375,195	198,882
Andrew C. Taylor	43,210,149	10,363,928
Robert H. West	53,381,537	192,540

Item 6. Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.
/S/ J. DANIEL STINNETT
By
J. Daniel Stinnett
Vice President & Secretary

Da	te: August 10, 2001

/S / JEFFERY D. ABERDEEN
By
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Da	te: August 10, 2001

Schedule 1

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2001	December 31 2000
	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$ 7,791,411	$ 7,906,665
Allowance for loan losses	(131,109)	(128,445)

Net loans	7,660,302	7,778,220

Investment securities:
Available for sale	2,283,513	1,864,991
Trading	21,409	20,674
Non-marketable	54,554	55,238

Total investment securities	2,359,476	1,940,903

Federal funds sold and securities purchased under agreements to resell	546,380	241,835
Cash and due from banks	664,863	616,724
Land, buildings and equipment, net	292,932	257,629
Goodwill and core deposit premium, net	54,405	58,182
Other assets	161,047	221,624

Total assets	$11,739,405	$11,115,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$ 1,154,334	$ 1,564,907
Savings and interest bearing demand	5,554,885	5,049,729
Time open and C.D.’s of less than $100,000	2,283,035	2,081,057
Time open and C.D.’s of $100,000 and over	531,600	386,045

Total deposits	9,523,854	9,081,738
Federal funds purchased and securities sold under agreements to repurchase	669,779	543,874
Long-term debt and other borrowings	193,092	224,684
Accrued interest, taxes and other liabilities	133,695	121,066

Total liabilities	10,520,420	9,971,362

Stockholders’ equity:
Preferred stock, $1 par value.
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value.
Authorized 100,000,000 shares; issued 63,557,187 shares in 2001 and 62,655,891 shares in 2000	317,786	313,279
Capital surplus	149,409	147,436
Retained earnings	745,760	671,147
Treasury stock of 618,849 shares in 2001 and 78,513 shares in 2000, at cost	(22,129)	(2,895)
Other	(2,141)	(1,179)
Accumulated other comprehensive income	30,300	15,967

Total stockholders’ equity	1,218,985	1,143,755

Total liabilities and stockholders’ equity	$11,739,405	$11,115,117

See accompanying notes to consolidated financial statements.

Schedule 2

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2001	2000	2001	2000
	(Unaudited)
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$153,586	$164,655	$317,968	$321,373
Interest on investment securities	32,714	34,139	61,466	71,141
Interest on federal funds sold and securities purchased under agreements to resell	6,426	3,678	14,477	6,788

Total interest income	192,726	202,472	393,911	399,302

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	27,367	37,099	63,171	72,600
Time open and C.D.’s of less than $100,000	32,046	26,813	63,464	53,388
Time open and C.D.’s of $100,000 and over	7,428	4,606	14,345	8,468
Interest on federal funds purchased and securities sold under agreements to repurchase	5,439	11,663	12,228	23,358
Interest on long-term debt and other borrowings	2,797	1,281	6,158	1,285

Total interest expense	75,077	81,462	159,366	159,099

Net interest income	117,649	121,010	234,545	240,203
Provision for loan losses	7,992	10,211	17,522	18,876

Net interest income after provision for loan losses	109,657	110,799	217,023	221,327

NON-INTEREST INCOME
Trust fees	16,790	14,353	31,992	28,587
Deposit account charges and other fees	21,355	17,909	40,584	34,491
Credit card transaction fees	13,695	12,362	26,402	23,554
Trading revenue	3,578	2,325	7,430	4,710
Net gains on securities transactions	510	506	1,747	505
Other	14,748	16,536	29,385	28,940

Total non-interest income	70,676	63,991	137,540	120,787

NON-INTEREST EXPENSE
Salaries and employee benefits	58,772	54,963	116,685	109,826
Net occupancy	7,550	7,374	15,988	14,851
Equipment	5,527	5,298	11,155	10,437
Supplies and communication	8,600	8,062	16,610	16,659
Data processing	9,637	9,579	18,518	18,619
Marketing	3,571	3,319	6,388	6,469
Goodwill and core deposit amortization	1,853	2,018	3,777	4,073
Other	16,209	14,985	30,734	29,624

Total non-interest expense	111,719	105,598	219,855	210,558

Income before income taxes	68,614	69,192	134,708	131,556
Less income taxes	22,831	23,589	45,048	44,698

Net income	$ 45,783	$ 45,603	$ 89,660	$ 86,858

Net income per share—basic	$ .72	$ .71	$ 1.42	$ 1.34

Net income per share—diluted	$ .72	$ .70	$ 1.41	$ 1.33

See accompanying notes to consolidated financial statements.

Schedule 3

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Other	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance January 1, 2001	62,655,891	$313,279	$147,436	$671,147	$ (2,895)	$(1,179)	$15,967	$1,143,755
Net income				89,660				89,660
Change in unrealized gain (loss) on available for sale securities							14,250	14,250

Total comprehensive income								103,910

Pooling acquisition	876,750	4,384	5,414	5,198			83	15,079
Purchase of treasury stock					(29,684)			(29,684)
Issuance of stock under purchase, option and benefit plans	2,982	15	(4,160)		10,068			5,923
Issuance of stock under restricted stock award plan	21,564	108	719		382	(1,209)		—
Restricted stock award amortization						247		247
Cash dividends paid ($.32 per share)				(20,245)				(20,245)

Balance June 30, 2001	63,557,187	$317,786	$149,409	$745,760	$(22,129)	$(2,141)	$30,300	$1,218,985

Balance January 1, 2000	62,428,078	$312,140	$129,173	$642,746	$ (2,089)	$ (916)	$ (1,222)	$1,079,832
Net income				86,858				86,858
Change in unrealized gain (loss) on available for sale securities							(6,837)	(6,837)

Total comprehensive income								80,021

Purchase of treasury stock					(46,578)			(46,578)
Issuance of stock under purchase, option and benefit plans			(452)		1,646			1,194
Issuance of stock under restricted stock award plan			(30)		499	(469)		—
Restricted stock award amortization						106		106
Cash dividends paid ($.295 per share)				(19,040)				(19,040)

Balance June 30, 2000	62,428,078	$312,140	$128,691	$710,564	$(46,522)	$(1,279)	$ (8,059)	$1,095,535

See accompanying notes to consolidated financial statements

Schedule 4

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
	2001	2000
	(Unaudited) (In thousands)
OPERATING ACTIVITIES:
Net income	$ 89,660	$ 86,858
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,522	18,876
Provision for depreciation and amortization	18,428	18,337
Accretion of investment security discounts	(846)	(1,173)
Amortization of investment security premiums	4,764	5,010
Net gains on sales of investment securities (A)	(1,747)	(505)
Net (increase) decrease in trading securities	(10,198)	14,495
Increase in interest receivable	(152)	(4,287)
Increase (decrease) in interest payable	(1,719)	499
Other changes, net	845	(22,052)

Net cash provided by operating activities	116,557	116,058

INVESTING ACTIVITIES:
Cash received in acquisition	15,035	—
Cash paid in sale of branch	—	(6,353)
Proceeds from sales of investment securities (A)	229,084	3,930
Proceeds from maturities of investment securities (A)	635,173	771,358
Purchases of investment securities (A)	(1,207,205)	(444,272)
Net increase in federal funds sold and securities purchased under agreements to resell	(290,920)	(33,356)
Net (increase) decrease in loans	291,918	(277,441)
Purchases of land, buildings and equipment	(44,124)	(21,578)
Sales of land, buildings and equipment	1,996	1,711

Net cash used in investing activities	(369,043)	(6,001)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, and interest bearing demand deposits	77,719	19,545
Net increase (decrease) in time open and C.D.’s	196,875	(31,715)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	121,869	(176,509)
Repayment of long-term debt	(50,490)	(464)
Additional borrowings	—	100,000
Purchases of treasury stock	(29,684)	(46,578)
Issuance of stock under purchase, option and benefit plans	4,581	1,097
Cash dividends paid on common stock	(20,245)	(19,040)

Net cash provided by (used in) financing activities	300,625	(153,664)

Increase (decrease) in cash and cash equivalents	48,139	(43,607)
Cash and cash equivalents at beginning of year	616,724	685,157

Cash and cash equivalents at June 30	$ 664,863	$641,550

(A) Available for sale and non-marketable securities

Net income tax payments	$ 46,222	$ 46,439

Interest paid on deposits and borrowings	$ 161,085	$158,629

See accompanying notes to consolidated financial statements.

Schedule 5

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001
(Unaudited)

1.  Principles of Consolidation and Presentation

          The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2000 data to conform to current year presentation. Results of operations for the six month period ended June 30, 2001 are not necessarily indicative of results to be attained for any other period.

          The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2000 Annual Report to stockholders to which reference is made.

2.  Acquisition Activity

          Effective March 1, 2001, the Company acquired Centennial Bank in St. Ann, Missouri, with assets of $254 million, loans of $189 million, and deposits of $216 million. The Company issued 876,750 shares as consideration in the transaction. The acquisition was accounted for as a pooling of interests; however, the Company’s financial statements were not restated because restated amounts did not differ materially from historical results.

3.  Allowance for Loan Losses

          The following is a summary of the allowance for loan losses.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2001	2000	2001	2000
	(In thousands)
Balance, beginning of period	$131,080	$124,803	$128,445	$123,042

Additions:
Allowance for loan losses of acquired bank	—	—	2,519	—
Provision for loan losses	7,992	10,211	17,522	18,876

Total additions	7,992	10,211	20,041	18,876

Deductions:
Loan losses	11,243	10,492	24,493	20,244
Less recoveries on loans	3,280	2,502	7,116	5,350

Net loan losses	7,963	7,990	17,377	14,894

Balance, June 30	$131,109	$127,024	$131,109	$127,024

          At June 30, 2001, non-performing assets were $26,629,000, consisting of $24,458,000 in non-accrual loans and $2,171,000 in foreclosed real estate. Non-performing assets were .34% of total loans and .23% of total assets. Non-performing assets were $21,324,000 at December 31, 2000. Loans which were past due 90 days or more and still accruing interest amounted to $20,268,000 at June 30, 2001, compared to $26,670,000 at December 31, 2000.

4.  Investment Securities

          Investment securities, at fair value, consist of the following at June 30, 2001 and December 31, 2000.

	June 30 2001	December 31 2000
	(In thousands)
Available for sale:
U.S. government and federal agency obligations	$ 963,613	$ 749,620
State and municipal obligations	57,513	62,734
CMO’s and asset-backed securities	1,098,473	908,220
Other debt securities	113,942	99,731
Equity securities	49,972	44,686
Trading	21,409	20,674
Non-marketable	54,554	55,238

Total investment securities	$2,359,476	$1,940,903

5.  Common Stock

          The shares used in the calculation of basic and diluted income per share are shown below.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2001	2000	2001	2000
	(In thousands)
Weighted average common shares outstanding	63,050	64,273	62,962	64,716
Stock options	676	696	775	651

	63,726	64,969	63,737	65,367

6.  Comprehensive Income

          Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company’s only component of other comprehensive income is the unrealized holding gains and losses on available for sale investment securities.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2001	2000	2001	2000
	(In thousands)
Unrealized holding gains (losses)	$(1,310)	$(9,516)	$27,797	$(10,935)
Reclassification adjustment for gains included in net income	(2,425)	(258)	(4,820)	(258)

Net unrealized gains (losses) on securities	(3,735)	(9,774)	22,977	(11,193)
Income tax expense (benefit)	(1,409)	(3,828)	8,727	(4,356)

Other comprehensive income (loss)	$(2,326)	$(5,946)	$14,250	$(6,837)

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

	Consumer	Commercial	Money Management	Segment Totals	Other/ Elimination	Consolidated Totals
	(In thousands)
Six Months Ended June 30, 2001
Net interest income after loan loss expense	$ 6,621	$155,158	$ (6,647)	$155,132	$61,891	$217,023
Cost of funds allocation	130,729	(75,351)	10,406	65,784	(65,784)	—
Non-interest income	71,705	16,591	41,426	129,722	7,818	137,540

Total net revenue	209,055	96,398	45,185	350,638	3,925	354,563
Non-interest expense	133,156	46,493	28,851	208,500	11,355	219,855

Income before income taxes	$ 75,899	$ 49,905	$16,334	$142,138	$ (7,430)	$134,708

Six Months Ended June 30, 2000
Net interest income after loan loss expense	$ 11,923	$160,823	$ (6,986)	$165,760	$55,567	$221,327
Cost of funds allocation	115,981	(76,635)	10,156	49,502	(49,502)	—
Non-interest income	66,494	14,130	35,967	116,591	4,196	120,787

Total net revenue	194,398	98,318	39,137	331,853	10,261	342,114
Non-interest expense	125,892	42,297	27,585	195,774	14,784	210,558

Income before income taxes	$ 68,506	$ 56,021	$11,552	$136,079	$ (4,523)	$131,556

Three Months Ended June 30, 2001
Net interest income after loan loss expense	$ 4,972	$ 75,141	$ (3,117)	$ 76,996	$32,661	$109,657
Cost of funds allocation	68,808	(34,463)	4,984	39,329	(39,329)	—
Non-interest income	36,096	8,775	21,033	65,904	4,772	70,676

Total net revenue	109,876	49,453	22,900	182,229	(1,896)	180,333
Non-interest expense	68,749	23,315	14,580	106,644	5,075	111,719

Income before income taxes	$ 41,127	$ 26,138	$ 8,320	$ 75,585	$ (6,971)	$ 68,614

Three Months Ended June 30, 2000
Net interest income after loan loss expense	$ 6,307	$ 82,399	$ (3,853)	$ 84,853	$25,946	$110,799
Cost of funds allocation	59,324	(40,582)	5,472	24,214	(24,214)	—
Non-interest income	36,968	7,257	17,850	62,075	1,916	63,991

Total net revenue	102,599	49,074	19,469	171,142	3,648	174,790
Non-interest expense	63,561	21,373	13,689	98,623	6,975	105,598

Income before income taxes	$ 39,038	$ 27,701	$ 5,780	$ 72,519	$ (3,327)	$ 69,192

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

          The SFAS 133 transition adjustment increased 2001 net income by $8,670. Because of its immateriality, the adjustment is not presented separately in the income statement. The Company’s usage of derivative instruments is discussed below.

          The Company’s primary risk associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the public’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. The Company’s balance sheet is somewhat asset sensitive. Over the longer term, rising interest rates have a negative effect on interest margins as funding sources become more expensive relative to these fixed rate loans that do not reprice as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company enters into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. At June 30, 2001, the Company had two swaps which were designated as fair value hedges.

          The Company’s mortgage banking operation makes commitments to extend fixed rate loans secured by 1-4 family residential properties, which are considered to be derivative instruments. These commitments have an average term of 60 to 90 days. The Company’s general practice is to sell such loans in the secondary market. During the term of the loan commitment, the value of the loan commitment, which includes mortgage servicing rights, changes in inverse proportion to changes in market interest rates. The Company obtains forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts are matched to a specific loan on a “best efforts” basis, in which the Company is obligated to deliver the loan only if the loan closes. Hedge accounting has not been applied to these activities.

          The Company’s foreign exchange activity involves the purchase and sale of forward foreign exchange contracts, which are commitments to purchase or deliver a specified amount of foreign currency at a specific future date. This activity enables customers involved in international business to hedge their exposure to foreign currency exchange rate fluctuations. The Company minimizes its related exposure arising from these customer transactions with offsetting contracts for the same currency and time frame. In addition, the Company uses foreign exchange contracts, to a limited extent, for trading purposes, including taking proprietary positions. Risk arises from changes in the currency exchange rate and from the potential for counterparty nonperformance. These risks are controlled by adherence to a foreign exchange trading policy which contains control limits on currency amounts, open positions, maturities and losses, and procedures for approvals, record-keeping, monitoring and reporting. Hedge accounting has not been applied to these foreign exchange activities.

Schedule 6

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001
(Unaudited)

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2000 Annual Report on Form 10-K. Results of operations for the six month period ended June 30, 2001 are not necessarily indicative of results to be attained for any other period.

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Per Share Data
Net income—basic	$ .72	$ .71	$ 1.42	$ 1.34
Net income—diluted	.72	.70	1.41	1.33
Cash dividends	.160	.148	.320	.295
Book value			19.39	17.14
Market price			36.90	28.33
Selected Ratios
(Based on average balance sheets)
Loans to deposits	83.39%	86.65%	84.96%	85.60%
Non-interest bearing deposits to total deposits	13.49	14.80	13.66	14.99
Equity to loans	15.29	13.97	15.06	14.04
Equity to deposits	12.75	12.10	12.79	12.02
Equity to total assets	10.40	9.84	10.42	9.78
Return on total assets	1.58	1.65	1.58	1.57
Return on realized stockholders’ equity	15.60	16.71	15.54	15.98
Return on total stockholders’ equity	15.23	16.79	15.21	16.07
(Based on end-of-period data)
Efficiency ratio	58.50	56.14	58.35	57.28
Tier I capital ratio			12.82	11.75
Total capital ratio			14.21	13.08
Leverage ratio			9.88	9.42

Summary

	Three Months Ended June 30			Six Months Ended June 30
	2001	2000	% Change	2001	2000	% Change
	(Dollars in thousands)
Net interest income	$117,649	$121,010	(2.8)%	$234,545	$240,203	(2.4)%
Provision for loan losses	(7,992)	(10,211)	(21.7)	(17,522)	(18,876)	(7.2)
Non-interest income	70,676	63,991	10.4	137,540	120,787	13.9
Non-interest expense	(111,719)	(105,598)	5.8	(219,855)	(210,558)	4.4
Income taxes	(22,831)	(23,589)	(3.2)	(45,048)	(44,698)	.8

Net income	$ 45,783	$ 45,603	.4%	$ 89,660	$ 86,858	3.2%

          Consolidated net income for the second quarter of 2001 was $45.8 million; a $180 thousand, or .4%, increase over the second quarter of 2000. Diluted earnings per share increased 2.9% to $.72 for the second quarter of 2001, compared to $.70 for the second quarter of 2000. Non-interest income increased 10.4%, while net interest income declined 2.8% and non-interest expense increased 5.8% compared to last year. Return on average assets for the quarter was 1.58% compared to 1.65% for the second quarter of 2000. Return on average realized stockholders’ equity declined to 15.60% from 16.71% in the same quarter of last year. The Company’s efficiency ratio was 58.50% for the second quarter of 2001 compared to 56.14% for the second quarter of 2000.

          Consolidated net income for the first six months of 2001 was $89.7 million, a 3.2% increase over the first six months of 2000. Diluted earnings per share was $1.41 compared to $1.33 for the first six months of last year. Non-interest income improved in key sources of fee income, including credit card, trust, deposit account, and trading income, resulting in an overall increase of 13.9%. Non-interest expense increased 4.4% over the first six months of 2000, mainly in salaries and employee benefits.

          Effective March 1, 2001, the Company completed its acquisition of Centennial Bank in St. Ann, Missouri, with assets of $254 million, loans of $189 million, and deposits of $216 million. The Company issued 876,750 shares of common stock as consideration in the transaction. The acquisition was accounted for as a pooling of interests; however, the Company’s financial statements were not restated because the restated amounts did not differ materially from the Company’s historical results.

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

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2001 vs. 2000			Six Months Ended June 30, 2001 vs. 2000
	Change due to			Change due to
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$1,536	$(12,579)	$(11,043)	$ 6,132	$ (9,501)	$ (3,369)
Investment securities:
U.S. government and federal agency securities	(1,091)	(405)	(1,496)	(6,786)	(274)	(7,060)
State and municipal obligations	(323)	(16)	(339)	(613)	(134)	(747)
CMO’s and asset-backed securities	470	(156)	314	(2,595)	18	(2,577)
Other securities	487	(495)	(8)	1,156	(756)	400
Federal funds sold and securities purchased under agreements to resell	5,928	(3,180)	2,748	11,387	(3,698)	7,689

Total interest income	7,007	(16,831)	(9,824)	8,681	(14,345)	(5,664)

Interest expense:
Deposits:
Savings	2	(572)	(570)	(73)	(657)	(730)
Interest bearing demand	1,022	(10,184)	(9,162)	1,146	(9,845)	(8,699)
Time open & C.D.’s of less than $100,000	2,795	2,438	5,233	3,791	6,285	10,076
Time open & C.D.’s of $100,000 and over	2,907	(85)	2,822	4,950	927	5,877
Federal funds purchased and securities sold under agreements to repurchase	(3,412)	(2,812)	(6,224)	(7,998)	(3,132)	(11,130)
Long-term debt and other borrowings	1,965	(245)	1,720	4,530	537	5,067

Total interest expense	5,279	(11,460)	(6,181)	6,346	(5,885)	461

Net interest income, fully taxable equivalent basis	$1,728	$ (5,371)	$ (3,643)	$ 2,335	$ (8,460)	$ (6,125)

          Net interest income for the second quarter of 2001 was $117.6 million, a 2.8% decrease from the second quarter of 2000. The net interest rate margin was 4.44% in the second quarter of 2001 compared with 4.77% in the second quarter of 2000 and 4.59% in the first quarter of 2001. After adjusting for consistent days between quarters and certain non-recurring items, the net interest rate margin was 4.81% in the fourth quarter of 2000, 4.58% in the first quarter of 2001, and 4.45% in the second quarter of 2001. This trend reflects a slowing in the rate of decline in net interest income during the current quarter and is reflective of the Company’s ability to manage its interest sensitivity position.

          Net interest income was $234.5 million in the first six months of 2001, which was a 2.4% decrease from 2000. The six month net interest rate margin was 4.52% in 2001 compared to 4.72% in 2000.

          Total interest income decreased $9.7 million, or 4.8%, from the second quarter of 2000, mainly due to a decline in both the prime rate and the federal funds rate. This caused a significant portion of the loan portfolio to re-price downward, with a decrease of 65 basis points in average rates earned on loans. Average rates earned on short-term investments in federal funds sold and securities purchased under resell agreements fell 206 basis points. Partially offsetting these declines was an increase of $357.3 million invested in average federal funds sold and resell agreements. The average tax equivalent yield on interest earning assets was 7.27% for the second quarter of 2001 compared to 7.96% last year.

          Compared to the first six months of 2000, total interest income decreased $5.4 million, or 1.4%. The decrease resulted mainly from a decline of $284.3 million in the average balance of investment securities, a decrease of 22 basis points in average loan rates earned, and a decrease of 112 basis points earned on short-term investments in federal funds sold. These decreases were partially offset by increases of $361.9 million in average short-term investments and $148.3 million in average loan balances.

          For the three months ended June 30, 2001, total interest expense (net of capitalized interest) decreased $6.4 million, or 7.8%, compared to the same quarter last year. This was due mainly to a reduction in deposit rates in virtually all interest bearing demand deposit categories, in response to the interest rate reductions mentioned above. In addition, average balances declined in federal funds purchased and repurchase agreements, and rates also declined on those borrowings. These decreases to interest expense were partly offset by an increase of $425.1 million in the average balance of certificates of deposit (C.D.’s) and higher average Federal Home Loan Bank (FHLB) borrowings. The average cost of funds was 3.36% for the second quarter of 2001, compared to 3.82% for the second quarter of 2000.

          Total interest expense increased $267 thousand, or .2%, in the first six months of 2001 compared to 2000. Most of the same trends noted in the above quarterly comparison were also present in the year to year comparison. Higher C.D. balances, higher rates paid on C.D.’s, and higher FHLB borrowings contributed to most of the increase in interest expense, partly offset by declines in rates paid on demand deposits and average borrowings of federal funds purchased and repurchase agreements. The overall average cost of funds decreased from 3.73% in 2000 to 3.65% in 2001. Summaries of average assets and liabilities and the corresponding average rates earned/paid appear at the end of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
	2001	2000	% Change	2001	2000	% Change
	(Dollars in thousands)
Trust fees	$16,790	$14,353	17.0%	$ 31,992	$ 28,587	11.9%
Deposit account charges and other fees	21,355	17,909	19.2	40,584	34,491	17.7
Credit card transaction fees	13,695	12,362	10.8	26,402	23,554	12.1
Trading revenue	3,578	2,325	53.9	7,430	4,710	57.7
Net gains on securities transactions	510	506.8		1,747	505	245.9
Other	14,748	16,536	(10.8)	29,385	28,940	1.5

Total non-interest income	$70,676	$63,991	10.4%	$137,540	$120,787	13.9%

As a % of operating income (net interest incomeplus non-interest income)	37.5%	34.6%		37.0%	33.5%

          Non-interest income for the six months ended June 30, 2001, increased $16.8 million over the same period last year. Credit card transaction fees rose $2.8 million due mainly to strong debit card fees and higher merchant and cardholder fees. Deposit account charges and other fees grew $6.1 million mainly due to higher fees earned on corporate cash management services and overdraft fees. Trust fees increased $3.4 million, due to improving personal trust fees and a higher than normal fee on a probate account. Also, pricing adjustments to certain trust accounts, instituted in the third quarter of 2000, contributed to earnings growth. Trading revenue increased $2.7 million due to increased sales of fixed income securities to correspondent banks and other corporate customers. Net securities gains rose $1.2 million, due to gains on sales from the banks’ investment portfolios. Other income rose $445 thousand compared to last year. This increase was mainly due to income of $1.5 million realized in the restructuring of a venture capital limited partnership, which was entirely offset by expense related to the restructuring, and had no impact on net income. Also included in other income were declines in non-customer ATM fees, corporate sweep fees and brokerage-related fees.

          Non-interest income increased $6.7 million in the second quarter of 2001 compared to the second quarter of 2000, with similar trends as noted above in credit card transaction fees, deposit account charges, trust fees and trading revenue. These increases were partly offset by a decline in other income of $1.8 million. Other income declined compared to the second quarter of 2000 partly because there were no student loans sold during the quarter and thus no related gains recognized. This compares with student loan sales in both the first quarter of this year and the second quarter of last year in which gains of $3.1 million and $3.8 million, respectively, were recognized. For the current quarter, other income included a gain of $1.5 million on the sale of a branch building, which compares to a similar $1.0 million gain on a branch sold in the second quarter of last year. Other income in the current quarter also included the partnership restructuring income mentioned above.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
	2001	2000	% Change	2001	2000	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 58,772	$ 54,963	6.9%	$116,685	$109,826	6.2%
Net occupancy	7,550	7,374	2.4	15,988	14,851	7.7
Equipment	5,527	5,298	4.3	11,155	10,437	6.9
Supplies and communication	8,600	8,062	6.7	16,610	16,659	(.3)
Data processing	9,637	9,579.6		18,518	18,619	(.5)
Marketing	3,571	3,319	7.6	6,388	6,469	(1.3)
Goodwill and core deposit amortization	1,853	2,018	(8.2)	3,777	4,073	(7.3)
Other	16,209	14,985	8.2	30,734	29,624	3.7

Total non-interest expense	$111,719	$105,598	5.8%	$219,855	$210,558	4.4%

Full-time equivalent employees	5,125	5,101.5%		5,113	5,121	(.2)%

          Non-interest expense rose $9.3 million, or 4.4%, over the first six months of 2000. Salaries and employee benefits increased $6.9 million, or 6.2%, due to merit increases and higher social security taxes, partly offset by lower incentive expense. Occupancy expense rose $1.1 million, or 7.7%, mainly due to higher than usual costs for utilities and weather-related expenses incurred during the first part of 2001. Equipment costs increased $718 thousand mainly because of higher servicing and maintenance costs. Other expense increased $1.1 million over the first six months of 2000 mainly due to charges totaling $1.5 million related to the 2001 restructuring of the limited partnership referred to previously.

          For the three months ended June 30, 2001, non-interest expense increased $6.1 million, or 5.8%, compared to the second quarter of 2000. Salaries and employee benefits increased $3.8 million, due to merit increases, additional staff, and social security taxes, partly offset by a decline in health care expense. Supplies and communication expense rose $538 thousand due to higher postage and office supplies expense. Smaller increases occurred in occupancy, equipment, marketing and data processing expense categories. Other expense increased $1.2 million over the second quarter of 2000 due mainly to the partnership restructuring expense, higher professional fees and software expense, offset by lower processing losses and sales tax expense.

          The efficiency ratio was 58.17% (excluding the partnership restructuring adjustments) in the second quarter of 2001, compared to 56.14% in the second quarter of 2000 and 58.19% in the first quarter of 2001.

Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
	June 30, 2001	June 30, 2000	March 31, 2001	2001	2000
	(Dollars in thousands)
Provision for loan losses	$7,992	$10,211	$9,530	$17,522	$18,876
Net charge-offs	7,963	7,990	9,414	17,377	14,894
Net annualized charge-offs as a percentage of average loans	.40%	.41%	.48%	.44%	.39%

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

          Net loan charge-offs were $17.4 million in the first six months of 2001, a $2.5 million increase over the same period in the prior year. A $2.0 million increase in credit card loan net charge-offs contributed most of the increase. Total net charge-offs for the first six months of 2001 were .44% of total average loans, an increase compared to .39% for the same period in 2000.

          Net loan charge-offs amounted to $8.0 million in the second quarters of 2001 and 2000, and $9.4 million in the first quarter of 2001. Compared with the first quarter of this year, net charge-offs decreased due to lower business loan net charge-offs of $1.6 million coupled with lower personal banking loan net charge-offs of $591 thousand. These lower net charge-offs were partially offset by higher credit card loan net charge-offs of $531 thousand. Total net charge-offs for the second quarter of 2001 were .40%, compared to .41% in the second quarter of 2000 and .48% in the first quarter of 2001. In the second quarter of 2001, net charge-offs on average credit card loans increased to 4.41%, compared with 3.89% in the first quarter of 2001. Also, personal banking loan net charge-offs decreased to .43% of average loans this quarter compared with .58% in the first quarter.

          The provision for loan losses was $17.5 million in the first six months of 2001, a decrease of $1.4 million from the same period in 2000. The provision for loan losses for the second quarter 2001 totaled $8.0 million, down $1.5 million from the first quarter of 2001 and $2.2 million from the second quarter of 2000.

          The allowance for loan losses as a percentage of loans outstanding was 1.68% at June 30, 2001, and represented 492% of non-performing assets. The Company considers the allowance for loan losses of $131.1 million adequate to cover losses inherent in loans at June 30, 2001.

Risk Elements of Loan Portfolio

          The following table presents non-performing assets and loans which are past due 90 days and still accruing interest. Non-performing assets include non-accruing loans and foreclosed real estate. Loans are placed on non- accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. These are generally loans that are 90 days past due as to principal and/or interest payments, unless both well-secured and in the process of collection, or are real estate 1–4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as non-accrual. Those loans, anticipated to be collected, are included in the totals below for loans past due 90 days and still accruing interest.

	June 30, 2001	December 31, 2000
	(In thousands)
Non-accrual loans	$24,458	$19,617
Foreclosed real estate	2,171	1,707

Total non-performing assets	$26,629	$21,324

Non-performing assets to total loans	.34%	.27%
Non-performing assets to total assets	.23%	.19%
Loans past due 90 days and still accruing interest	$20,268	$26,670

          Non-performing assets amounted to $26.6 million at June 30, 2001 compared to $21.3 million at December 31, 2000, an increase of $5.3 million. This increase was mainly the result of a large business loan disclosed last quarter, which was placed on non-accrual and charged down by $2.0 million. There has been no further action taken on this loan, and during the current quarter non-accrual loans declined $2.4 million. Loans which were 90 or more days past due and still accruing interest totaled $20.3 million, a decrease of $6.4 million from year end totals, mainly in the personal banking loan category.

Income Taxes

          The Company’s income tax expense was $45.0 million for the first six months of 2001 and $44.7 million for the same period in 2000, resulting in effective tax rates of 33.4% and 34.0%, respectively. The 2001 second quarter effective tax rate was 33.3% compared to 34.1% for the second quarter of 2000.

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

Consumer

          The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage. For the six months ended June 30, 2001, pre-tax earnings amounted to $75.9 million, up $7.4 million over the previous year. Funding credits allocated to the segment increased $14.7 million. Non-interest income grew $5.2 million, or 7.8%, mainly as a result of higher revenue from deposit account and credit card fees. These increases were mainly the result of higher overdraft fees on deposit accounts combined with higher debit card fees in the bankcard area. Offsetting factors were a $3.2 million decrease in direct net interest income, a $2.1 million increase in net charge-offs, and a $7.3 million increase in non-interest expense. Non-interest expense increased mainly due to higher costs for salaries and employee benefits and management fees, partly offset by lower processing costs.

Commercial

          The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. For the six months ended June 30, 2001, pre-tax earnings amounted to $49.9 million, down 10.9% from the previous year. Direct net interest income declined $4.9 million from 2000, resulting mainly from lower commercial loan interest income. Assigned costs of funding decreased $1.3 million. Non-interest income grew $2.5 million, or 17.4%, mainly due to higher cash management fees. Non-interest expense grew $4.2 million, or 9.9%, partly due to higher management fees.

Money Management

          The Money Management segment consists of the Trust and Capital Markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. The Capital Markets group primarily sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. For the six months ended June 30, 2001, pre-tax earnings amounted to $16.3 million, an increase of $4.8 million, or 41.4%. The growth in pre-tax earnings was mainly due to an increase of $5.5 million, or 15.2%, in non-interest income. This increase included higher trading account profits in the Capital Markets group from increased sales to bank and other corporate customers. Trust fees also increased due to improving personal trust fees and a higher than normal fee on a probate account. Also, pricing adjustments instituted late in the third quarter of 2000 contributed to earnings growth. Non-interest expense increased $1.3 million due to increases in data processing fees and occupancy expense.

Liquidity and Capital Resources

          Liquidity represents the Company’s ability to obtain cost-effective funding to meet the needs of customers as well as the Company’s financial obligations. Liquidity can be provided through the subsidiary banks’ sale and maturity of federal funds sold and securities purchased under agreements to resell and their available for sale investment portfolio. These liquid assets had a fair value of $2.67 billion at June 30, 2001, which included $1.01 billion pledged to secure public deposits, discount window borrowings, and other purposes as required by law. Within the next twelve months, 10% of the banks’ available for sale portfolio will mature. The available for sale bank portfolio included an unrealized net gain in fair value of $8.6 million at June 30, 2001 compared to an unrealized net loss of $9.5 million at December 31, 2000. Liquidity can also be obtained through secured advances from the FHLB, of which certain subsidiary banks are members. These borrowings are generally secured by residential mortgages and mortgage-backed securities.

          The liquid assets of the Parent consist primarily of commercial paper, securities purchased under agreements to resell, and marketable equity securities. The fair value of these assets was $148.7 million at June 30, 2001 compared to $127.6 million at December 31, 2000. Included in the fair values were unrealized net gains of $36.3 million at June 30, 2001 and $31.3 million at December 31, 2000. The Parent’s liabilities totaled $68.0 million at June 30, 2001, compared to $17.2 million at December 31, 2000. Liabilities at June 30, 2001 included $52.8 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The funds advanced from the subsidiary bank holding companies consist mainly of subsidiary bank dividends. The Parent had no short-term borrowings from affiliate banks or long-term debt during 2001. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

          In February 2001, the Board of Directors announced the approval of additional purchases of the Company’s common stock, bringing the total purchase authorization to 3,000,000 shares. During the first six months of 2001, the Company acquired 813,327 shares at an average cost of $36.50. The Company has routinely used these reacquired shares to fund annual stock dividends and various stock option programs.

          The Company had an equity to asset ratio of 10.42% based on 2001 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

	June 30, 2001	December 31, 2000	Minimum Ratios for Well- Capitalized Banks
	(Dollars in thousands)
Risk-Adjusted Assets	$8,861,896	$8,889,195
Tier I Capital	1,135,965	1,070,491
Total Capital	1,259,150	1,187,865
Tier I Capital Ratio	12.82%	12.04%	6.00%
Total Capital Ratio	14.21%	13.36%	10.00%
Leverage Ratio	9.88%	9.91%	5.00%

          The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $664.9 million at June 30, 2001, an increase of $48.1 million over December 31, 2000. Contributing to the net cash inflow were a net increase of $274.6 million in deposits, a net decrease in loans of $291.9 million, a net increase in borrowings of federal funds purchased and repurchase agreements of $121.9 million, and $116.6 million generated from operating activities. Partially offsetting these net cash inflows were a net increase of $290.9 million in short-term investments in federal funds sold and securities purchased under agreements to resell and purchases of $342.9 million in investment securities, net of maturities and sales. Total assets increased $624.3 million over December 31, 2000, of which $254 million was attributable to the Centennial acquisition.

          The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding derivative instruments and lines of credit related to credit cards) totaled approximately $3.09 billion, standby letters of credit totaled $316.6 million, and commercial letters of credit totaled $24.1 million at June 30, 2001.

Derivative Financial Instruments

          The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at June 30, 2001. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the June 30, 2001 balance sheet. The Company’s derivative instruments are discussed further in the Derivatives note to the consolidated financial statements.

	Notional Amount	Positive Fair Value	Negative Fair Value
	(In thousands)
Interest rate swaps	$ 17,227	$ 185	$ (77)
Foreign exchange contracts:
Forward contracts	186,446	12,509	(12,369)
Options written/purchased	1,935	—	—
Mortgage loan commitments	18,820	297	—
Mortgage loan forward sale contracts	49,926	52	(98)

Total at June 30, 2001	$274,354	$13,043	$(12,544)

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

          Simulation models are prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at June 30, 2001 for the twelve month projection. When this position is subjected to graduated shifts in interest rates, the expected annual impact to the Company’s net interest income is as follows:

Scenario	$ in millions	% of Net Interest Income
200 basis points rising	$7.0	1.5%
100 basis points rising	3.0	.6
100 basis points falling	(4.8)	(1.0)
200 basis points falling	(9.4)	(2.0)

          Currently, the Company does not have significant risks related to foreign exchange, commodities or equity risk exposures.

Impact of Recently Issued Accounting Standards

          Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, applies to all combinations initiated after June 30, 2001. It requires that all business combinations be accounted for by a single method—the purchase method. Prior to this standard, business combinations were accounted for using one of two methods, the pooling-of-interests method (pooling method) or the purchase method. The pooling method, required if certain criteria were met, involved joining the balance sheets of the combining entities with no adjustments to assets or liabilities. The purchase method requires the acquiring entity to allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition, and the excess of the cost over the net amounts assigned to assets acquired and liabilities assumed to be recognized as goodwill.

          SFAS No. 141 requires disclosure of the primary reasons for the business combination and the allocation of the purchase price among the acquired assets and liabilities. When the amounts of goodwill and intangible assets acquired are significant, additional disclosure about those assets is required. Additional guidance on the identification and recognition of intangible assets is provided in the Statement.

          SFAS No. 142, “Goodwill and Other Intangible Assets” will be adopted by the Company on January 1, 2002. This Statement addresses the accounting and reporting for acquired goodwill and other intangible assets. Goodwill shall not be amortized after December 31, 2001. It shall be tested for impairment at a reporting unit level, under certain circumstances. Intangible assets with definite useful lives shall be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment.

          In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired as of the date of adoption. This assessment is a two step process. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the test must be performed. The second step is to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

          As of the date of adoption, the Company expects to have unamortized goodwill of approximately $43,968,000 and unamortized identifiable intangible assets of approximately $6,612,000 which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $2,323,000 and $2,453,000 for the six months ended June 30, 2001 and 2000, respectively. Due to the extensive effort required to comply with the Statement, it is not possible at this time to reasonably estimate the effect of adoption, including whether any transitional impairment loss adjustments will be required to be recorded as a cumulative effect of a change in accounting principle.

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

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Six Months Ended June 30, 2001 and 2000

	Six Months 2001			Six Months 2000
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,661,946	$ 97,206	7.36%	$ 2,614,495	$104,213	8.02%
Construction and development	404,817	15,948	7.94	376,585	15,897	8.49
Real estate—business	1,353,458	53,122	7.91	1,269,362	51,321	8.13
Real estate—personal	1,372,314	51,414	7.56	1,410,795	51,712	7.37
Personal banking	1,604,556	67,073	8.43	1,577,253	64,979	8.28
Credit card	495,091	33,819	13.77	495,422	33,829	13.73

Total loans	7,892,182	318,582	8.14	7,743,912	321,951	8.36

Investment securities:
U.S. government & federal agency	799,250	24,243	6.12	1,021,403	31,303	6.16
State & municipal obligations (A)	59,717	2,220	7.50	75,315	2,967	7.92
CMO’s and asset-backed securities	1,004,651	31,164	6.26	1,088,659	33,741	6.23
Trading securities	17,477	514	5.93	10,705	349	6.55
Other marketable securities (A)	106,898	2,966	5.60	85,878	2,816	6.59
Non-marketable securities	53,062	1,199	4.56	43,350	1,114	5.17

Total investment securities	2,041,055	62,306	6.16	2,325,310	72,290	6.25

Federal funds sold and securities purchased under agreements to resell	585,168	14,477	4.99	223,256	6,788	6.11

Total interest earning assets	10,518,405	395,365	7.58	10,292,478	401,029	7.84

Less allowance for loan losses	(129,789)			(124,213)
Unrealized gain (loss) on investment securities	40,279			(9,767)
Cash and due from banks	534,368			544,233
Land, buildings and equipment, net	270,009			239,668
Other assets	175,519			175,841

Total assets	$11,408,791			$11,118,240

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 316,526	2,075	1.32	$ 324,969	2,805	1.74
Interest bearing demand	4,977,535	61,096	2.48	4,968,049	69,795	2.83
Time open & C.D.’s of less than $100,000	2,227,889	63,464	5.74	2,081,127	53,388	5.16
Time open & C.D.’s of $100,000 and over	499,098	14,345	5.80	315,830	8,468	5.39

Total interest bearing deposits	8,021,048	140,980	3.54	7,689,975	134,456	3.52

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	577,501	12,228	4.27	841,420	23,358	5.58
Long-term debt and other borrowings (B)	220,861	6,555	5.99	55,063	1,488	5.43

Total borrowings	798,362	18,783	4.74	896,483	24,846	5.57

Total interest bearing liabilities	8,819,410	159,763	3.65%	8,586,458	159,302	3.73%

Non-interest bearing demand deposits	1,268,545			1,356,273
Other liabilities	132,423			88,348
Stockholders’ equity	1,188,413			1,087,161

Total liabilities and equity	$11,408,791			$11,118,240

Net interest margin (T/E)		$235,602			$241,727

Net yield on interest earning assets			4.52%			4.72%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Three Months Ended June 30, 2001 and 2000

	Second Quarter 2001			Second Quarter 2000
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,649,699	$ 45,505	6.89%	$ 2,654,752	$ 54,275	8.22%
Construction and development	417,986	7,775	7.46	385,844	8,322	8.67
Real estate—business	1,372,090	26,355	7.70	1,272,207	26,005	8.22
Real estate—personal	1,356,383	25,243	7.46	1,428,110	26,474	7.46
Personal banking	1,603,979	33,056	8.27	1,588,889	33,106	8.38
Credit card	487,238	15,967	13.14	489,877	16,762	13.76

Total loans	7,887,375	153,901	7.83	7,819,679	164,944	8.48

Investment securities:
U.S. government & federal agency	868,233	12,953	5.98	938,943	14,449	6.19
State & municipal obligations (A)	57,456	1,113	7.77	73,848	1,452	7.91
CMO’s and asset-backed securities	1,098,161	16,893	6.17	1,067,967	16,579	6.24
Trading securities	15,699	166	4.24	9,501	163	6.90
Other marketable securities (A)	106,966	1,452	5.44	83,045	1,331	6.45
Non-marketable securities	52,703	574	4.37	53,021	706	5.36

Total investment securities	2,199,218	33,151	6.05	2,226,325	34,680	6.27

Federal funds sold and securities purchased under agreements to resell	586,178	6,426	4.40	228,834	3,678	6.46

Total interest earning assets	10,672,771	193,478	7.27	10,274,838	203,302	7.96

Less allowance for loan losses	(130,526)			(124,998)
Unrealized gain (loss) on investment securities	46,003			(9,517)
Cash and due from banks	554,204			532,833
Land, buildings and equipment, net	277,374			241,497
Other assets	179,429			180,217

Total assets	$11,599,255			$11,094,870

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 328,252	851	1.04	$ 327,859	1,421	1.74
Interest bearing demand	5,039,600	26,516	2.11	4,971,592	35,678	2.89
Time open & C.D.’s of less than $100,000	2,284,637	32,046	5.63	2,065,931	26,813	5.22
Time open & C.D.’s of $100,000 and over	529,716	7,428	5.62	323,329	4,606	5.73

Total interest bearing deposits	8,182,205	66,841	3.28	7,688,711	68,518	3.58

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	589,307	5,439	3.70	803,718	11,663	5.84
Long-term debt and other borrowings (B)	210,801	3,001	5.71	84,597	1,281	6.09

Total borrowings	800,108	8,440	4.23	888,315	12,944	5.86

Total interest bearing liabilities	8,982,313	75,281	3.36%	8,577,026	81,462	3.82%

Non-interest bearing demand deposits	1,275,874			1,335,479
Other liabilities	135,204			90,277
Stockholders’ equity	1,205,864			1,092,088

Total liabilities and equity	$11,599,255			$11,094,870

Net interest margin (T/E)		$118,197			$121,840

Net yield on interest earning assets			4.44%			4.77%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.