Form 10-Q
period 2001-09-30
COMMERCE BANCSHARES INC /MO/
filed 2001-11-14
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                              Yes          X                                                                                             No

          As of November 5, 2001, the registrant had outstanding 62,448,135 shares of its $5 par value common stock, registrant’s only class of common stock.

PART I: FINANCIAL INFORMATION

          In the opinion of management, the consolidated financial statements of Commerce Bancshares, Inc. and Subsidiaries as of September 30, 2001 and December 31, 2000 and the related notes include all material adjustments which were regularly recurring in nature and necessary for fair presentation of the financial condition and the results of operations for the periods shown.

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

          No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO	MMERCE BANCSHARES, INC.

Da	te: November 9, 2001
/S/ J. DANIEL STINNETT
By
J. Daniel Stinnett
Vice President & Secretary

Da	te: November 9, 2001
/S/ JEFFERY D. ABERDEEN
By
Jeffery D. Aberdeen
Controller (Chief Accounting Officer)

Schedule 1

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2001	December 31 2000
	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$ 7,802,350	$ 7,906,665
Allowance for loan losses	(130,964)	(128,445)

Net loans	7,671,386	7,778,220

Investment securities:
Available for sale	2,948,965	1,864,991
Trading	23,678	20,674
Non-marketable	53,081	55,238

Total investment securities	3,025,724	1,940,903

Federal funds sold and securities purchased under agreements to resell	244,025	241,835
Cash and due from banks	825,132	616,724
Land, buildings and equipment, net	300,617	257,629
Goodwill and core deposit premium, net	52,474	58,182
Other assets	196,540	221,624

Total assets	$12,315,898	$11,115,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$ 1,309,271	$ 1,564,907
Savings and interest bearing demand	5,529,229	5,049,729
Time open and C.D.’s of less than $100,000	2,318,929	2,081,057
Time open and C.D.’s of $100,000 and over	555,022	386,045

Total deposits	9,712,451	9,081,738
Federal funds purchased and securities sold under agreements to repurchase	723,959	543,874
Long-term debt and other borrowings	442,841	224,684
Accrued interest, taxes and other liabilities	174,262	121,066

Total liabilities	11,053,513	9,971,362

Stockholders’ equity:
Preferred stock, $1 par value.
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value.
Authorized 100,000,000 shares; issued 63,557,187 shares in 2001 and 62,655,891 shares in 2000	317,786	313,279
Capital surplus	148,375	147,436
Retained earnings	781,255	671,147
Treasury stock of 935,225 shares in 2001 and 78,513 shares in 2000, at cost	(34,747)	(2,895)
Other	(1,892)	(1,179)
Accumulated other comprehensive income	51,608	15,967

Total stockholders’ equity	1,262,385	1,143,755

Total liabilities and stockholders’ equity	$12,315,898	$11,115,117

See accompanying notes to consolidated financial statements.

Schedule 2

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2001	2000	2001	2000
	(Unaudited)
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$143,447	$170,387	$461,415	$491,760
Interest on investment securities	34,798	32,186	96,264	103,327
Interest on federal funds sold and securities purchased under agreements to resell	6,300	4,198	20,777	10,986

Total interest income	184,545	206,771	578,456	606,073

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	22,875	38,453	86,046	111,053
Time open and C.D.’s of less than $100,000	30,495	28,736	93,959	82,124
Time open and C.D.’s of $100,000 and over	7,038	4,584	21,383	13,052
Interest on federal funds purchased and securities sold under agreements to repurchase	4,585	12,235	16,813	35,593
Interest on long-term debt and other borrowings	3,538	2,079	9,696	3,364

Total interest expense	68,531	86,087	227,897	245,186

Net interest income	116,014	120,684	350,559	360,887
Provision for loan losses	8,317	8,216	25,839	27,092

Net interest income after provision for loan losses	107,697	112,468	324,720	333,795

NON-INTEREST INCOME
Trust fees	15,695	14,448	47,687	43,035
Deposit account charges and other fees	21,405	17,974	61,989	52,465
Credit card transaction fees	13,668	12,895	40,070	36,449
Trading account profits and commissions	3,871	1,798	11,301	6,508
Net gains on securities transactions	1,348	305	3,095	810
Other	13,547	16,762	42,932	45,702

Total non-interest income	69,534	64,182	207,074	184,969

NON-INTEREST EXPENSE
Salaries and employee benefits	59,415	55,107	176,100	164,933
Net occupancy	8,242	7,794	24,230	22,645
Equipment	5,461	5,438	16,616	15,875
Supplies and communication	8,353	8,660	24,963	25,319
Data processing	8,690	9,779	27,208	28,398
Marketing	3,460	2,888	9,848	9,357
Goodwill and core deposit amortization	1,931	1,984	5,708	6,057
Other	14,519	18,415	45,253	48,039

Total non-interest expense	110,071	110,065	329,926	320,623

Income before income taxes	67,160	66,585	201,868	198,141
Less income taxes	21,642	21,092	66,690	65,790

Net income	$ 45,518	$ 45,493	$135,178	$132,351

Net income per share—basic	$ .73	$ .72	$ 2.15	$ 2.06

Net income per share—diluted	$ .71	$ .71	$ 2.12	$ 2.04

See accompanying notes to consolidated financial statements.

Schedule 3

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares Issued	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Other	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands)
Balance January 1, 2001	62,655,891	$313,279	$147,436	$671,147	$ (2,895)	$(1,179)	$15,967	$1,143,755
Net income				135,178				135,178
Change in unrealized gain (loss) on available for sale securities							35,558	35,558

Total comprehensive income								170,736

Pooling acquisition	876,750	4,384	5,414	5,198			83	15,079
Purchase of treasury stock					(44,636)			(44,636)
Issuance of stock under purchase, option and benefit plans	2,982	15	(5,195)		12,435			7,255
Issuance of stock under restricted stock award plan	21,564	108	720		349	(1,177)		—
Restricted stock award amortization						464		464
Cash dividends paid ($.48 per share)				(30,268)				(30,268)

Balance September 30, 2001	63,557,187	$317,786	$148,375	$781,255	$(34,747)	$(1,892)	$51,608	$1,262,385

Balance January 1, 2000	62,428,078	$312,140	$129,173	$642,746	$ (2,089)	$ (916)	$ (1,222)	$1,079,832
Net income				132,351				132,351
Change in unrealized gain (loss) on available for sale securities							6,091	6,091

Total comprehensive income								138,442

Purchase of treasury stock					(71,983)			(71,983)
Issuance of stock under purchase, option and benefit plans			(813)		2,910			2,097
Issuance of stock under restricted stock award plan			(27)		538	(511)		—
Restricted stock award amortization						206		206
Cash dividends paid ($.443 per share)				(28,372)				(28,372)

Balance September 30, 2000	62,428,078	$312,140	$128,333	$746,725	$(70,624)	$(1,221)	$ 4,869	$1,120,222

See accompanying notes to consolidated financial statements.

Schedule 4

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	2001	2000
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$ 135,178	$ 132,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,839	27,092
Provision for depreciation and amortization	28,166	27,815
Accretion of investment security discounts	(1,193)	(1,727)
Amortization of investment security premiums	9,999	7,574
Net gains on sales of investment securities (A)	(3,095)	(810)
Net (increase) decrease in trading securities	(12,960)	2,721
(Increase) decrease in interest receivable	5,350	(4,580)
Increase (decrease) in interest payable	(2,102)	4,992
Other changes, net	(13,822)	(4,552)

Net cash provided by operating activities	171,360	190,876

INVESTING ACTIVITIES:
Cash received in acquisition	15,035	—
Cash paid in sales of branches	—	(20,375)
Proceeds from sales of investment securities (A)	325,141	197,854
Proceeds from maturities of investment securities (A)	1,326,297	1,096,695
Purchases of investment securities (A)	(2,627,730)	(819,178)
Net decrease in federal funds sold and securities
purchased under agreements to resell	11,435	43,352
Net (increase) decrease in loans	275,393	(357,277)
Purchases of land, buildings and equipment	(58,752)	(34,244)
Sales of land, buildings and equipment	2,214	1,797

Net cash provided by (used in) investing activities	(730,967)	108,624

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, and interest bearing demand deposits	206,170	(201,964)
Net increase (decrease) in time open and C.D.’s	256,191	(26,531)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	176,049	(224,671)
Repayment of long-term debt	(50,691)	(650)
Additional borrowings	250,000	100,000
Purchases of treasury stock	(44,636)	(71,983)
Issuance of stock under purchase, option and benefit plans	5,200	1,807
Cash dividends paid on common stock	(30,268)	(28,372)

Net cash provided by (used in) financing activities	768,015	(452,364)

Increase (decrease) in cash and cash equivalents	208,408	(152,864)
Cash and cash equivalents at beginning of year	616,724	685,157

Cash and cash equivalents at September 30	$ 825,132	$ 532,293

(A) Available for sale and non-marketable securities

Net income tax payments	$ 47,809	$ 68,265

Interest paid on deposits and borrowings	$ 229,999	$ 240,525

See accompanying notes to consolidated financial statements.

Schedule 5

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
(Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2000 data to conform to current year presentation. Results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of results to be attained for any other period.

The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2000 Annual Report on Form 10-K, with the addition of the following Note 8, “Derivatives”.

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

3. Allowance for Loan Losses

The following is a summary of the allowance for loan losses.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2001	2000	2001	2000
	(In thousands)
Balance, beginning of period	$131,109	$127,024	$128,445	$123,042

Additions:
Allowance for loan losses of acquired bank	—	—	2,519	—
Provision for loan losses	8,317	8,216	25,839	27,092

Total additions	8,317	8,216	28,358	27,092

Deductions:
Loan losses	11,850	10,041	36,343	30,285
Less recoveries on loans	3,388	3,256	10,504	8,606

Net loan losses	8,462	6,785	25,839	21,679

Balance, September 30	$130,964	$128,455	$130,964	$128,455

At September 30, 2001, non-performing assets were $24,662,000, consisting of $22,556,000 in non-accrual loans and $2,106,000 in foreclosed real estate. Non-performing assets were .32% of total loans and .20% of total assets. Non-performing assets were $21,324,000 at December 31, 2000. Loans which were past due 90 days or more and still accruing interest amounted to $23,182,000 at September 30, 2001, compared to $26,670,000 at December 31, 2000.

4. Investment Securities

Investment securities, at fair value, consist of the following at September 30, 2001 and December 31, 2000.

	September 30 2001	December 31 2000
	(In thousands)
Available for sale:
U.S. government and federal agency obligations	$1,020,867	$ 749,620
State and municipal obligations	55,376	62,734
CMO’s and asset-backed securities	1,676,025	908,220
Other debt securities	152,356	99,731
Equity securities	44,341	44,686
Trading	23,678	20,674
Non-marketable	53,081	55,238

Total investment securities	$3,025,724	$1,940,903

5. Common Stock

The shares used in the calculation of basic and diluted income per share are shown below.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2001	2000	2001	2000
	(In thousands)
Weighted average common shares outstanding	62,795	63,458	62,906	64,293
Stock options	743	779	764	694

	63,538	64,237	63,670	64,987

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2001	2000	2001	2000
	(In thousands)
Unrealized holding gains	$36,456	$17,780	$64,253	$6,845
Reclassification adjustment for (gains) losses included in net income	(2,089)	3,072	(6,909)	2,814

Net unrealized gains on securities	34,367	20,852	57,344	9,659
Income tax expense	13,059	7,924	21,786	3,568

Other comprehensive income	$21,308	$12,928	$35,558	$6,091

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

	Consumer	Commercial	Money Management	Segment Totals	Other/ Elimination	Consolidated Totals
	(In thousands)
Nine Months Ended September 30, 2001
Net interest income after loan loss expense	$ 13,432	$223,904	$ (9,395)	$227,941	$ 96,779	$324,720
Cost of funds allocation	201,523	(103,039)	15,028	113,512	(113,512)	—
Non-interest income	108,498	26,736	61,970	197,204	9,870	207,074

Total net revenue	323,453	147,601	67,603	538,657	(6,863)	531,794
Non-interest expense	200,594	68,839	43,076	312,509	17,417	329,926

Income before income taxes	$122,859	$ 78,762	$24,527	$226,148	$ (24,280)	$201,868

Nine Months Ended September 30, 2000
Net interest income after loan loss expense	$ 17,788	$246,482	$(10,587)	$253,683	$ 80,112	$333,795
Cost of funds allocation	174,595	(118,520)	14,875	70,950	(70,950)	—
Non-interest income	101,854	21,111	53,382	176,347	8,622	184,969

Total net revenue	294,237	149,073	57,670	500,980	17,784	518,764
Non-interest expense	189,884	63,267	41,259	294,410	26,213	320,623

Income before income taxes	$104,353	$ 85,806	$16,411	$206,570	$ (8,429)	$198,141

Three Months Ended September 30, 2001
Net interest income after loan loss expense	$ 6,811	$ 68,746	$ (2,748)	$ 72,809	$ 34,888	$107,697
Cost of funds allocation	70,794	(27,688)	4,622	47,728	(47,728)	—
Non-interest income	36,793	10,145	20,544	67,482	2,052	69,534

Total net revenue	114,398	51,203	22,418	188,019	(10,788)	177,231
Non-interest expense	67,438	22,346	14,225	104,009	6,062	110,071

Income before income taxes	$ 46,960	$ 28,857	$ 8,193	$ 84,010	$ (16,850)	$ 67,160

Three Months Ended September 30, 2000
Net interest income after loan loss expense	$ 5,865	$ 85,659	$ (3,601)	$ 87,923	$ 24,545	$112,468
Cost of funds allocation	58,614	(41,885)	4,719	21,448	(21,448)	—
Non-interest income	35,360	6,981	17,415	59,756	4,426	64,182

Total net revenue	99,839	50,755	18,533	169,127	7,523	176,650
Non-interest expense	63,992	20,970	13,674	98,636	11,429	110,065

Income before income taxes	$ 35,847	$ 29,785	$ 4,859	$ 70,491	$ (3,906)	$ 66,585

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

The Company’s primary risk associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the public’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. The Company’s balance sheet is somewhat asset sensitive. Over the longer term, rising interest rates have a negative effect on interest margins as funding sources become more expensive relative to these fixed rate loans that do not reprice as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company enters into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. At September 30, 2001, the Company had three swaps which were designated as fair value hedges.

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

Schedule 6

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001
(Unaudited)

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2000 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of results to be attained for any other period.

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Per Share Data
Net income—basic	$ .73	$ .72	$ 2.15	$ 2.06
Net income—diluted	.71	.71	2.12	2.04
Cash dividends	.160	.148	.480	.443
Book value			20.18	17.73
Market price			37.62	35.06
Selected Ratios
(Based on average balance sheets)
Loans to deposits	81.18%	88.45%	83.66%	86.55%
Non-interest bearing deposits to total deposits	9.57	14.82	12.25	14.93
Equity to loans	15.90	14.08	15.34	14.05
Equity to deposits	12.90	12.46	12.83	12.16
Equity to total assets	10.38	10.05	10.40	9.87
Return on total assets	1.52	1.65	1.56	1.60
Return on realized stockholders’ equity	15.03	16.35	15.36	16.11
Return on total stockholders’ equity	14.64	16.42	15.02	16.19
(Based on end-of-period data)
Efficiency ratio	58.71	58.56	58.47	57.71
Tier I capital ratio			12.56	12.17
Total capital ratio			13.92	13.47
Leverage ratio			9.85	9.68

Summary

	Three Months Ended September 30			Nine Months Ended September 30
	2001	2000	% Change	2001	2000	% Change
	(Dollars in thousands)
Net interest income	$116,014	$120,684	(3.9)%	$350,559	$360,887	(2.9)%
Provision for loan losses	(8,317)	(8,216)	1.2	(25,839)	(27,092)	(4.6)
Non-interest income	69,534	64,182	8.3	207,074	184,969	12.0
Non-interest expense	(110,071)	(110,065)	—	(329,926)	(320,623)	2.9
Income taxes	(21,642)	(21,092)	2.6	(66,690)	(65,790)	1.4

Net income	$ 45,518	$ 45,493	.1%	$135,178	$132,351	2.1%

          Consolidated net income for the third quarter of 2001 was $45.5 million and diluted earnings per share was $.71, which compares to similar amounts for the third quarter of 2000. While net interest income declined from amounts recorded in the third quarter of last year as a result of the rapid fall in short-term interest rates and a slight decline in average loans, the decline was offset by growth in non-interest revenues, stable credit costs, and only slightly higher non-interest expense. Return on average assets for the quarter was 1.52%, compared to 1.65% last year. Return on average realized stockholders’ equity for the third quarter was 15.03% compared to 16.35% in the previous year. The Company’s efficiency ratio, a measure of expense efficiency in generating income, was 58.71% for the third quarter of 2001 compared to 58.56% for the third quarter of 2000.

          Consolidated net income for the first nine months of 2001 was $135.2 million, a 2.1% increase over the first nine months of 2000. Diluted earnings per share was $2.12 compared to $2.04 last year. Compared to last year, non-interest income grew 12.0% while non-interest expense grew only 2.9%. Net interest income decreased 2.9% from last year. The increase in non-interest income was the result of growth in deposit account fees, bond trading profits, and trust revenue. Non-interest expense increased mainly due to higher salary costs. The Company’s efficiency ratio for the first nine months of 2001 was 58.47% compared to 57.71% last year.

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

          The Company sold various assets and liabilities of two bank branches during the first nine months of 2001, realizing net gains of $1.9 million. During the same period in the prior year, three bank branches were sold with net gains of $4.0 million.

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

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2001 vs. 2000			Nine Months Ended September 30, 2001 vs. 2000
	Change due to		Total	Change due to		Total
	Average Volume	Average Rate		Average Volume	Average Rate
	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$ (1,411)	$(25,472)	$(26,883)	$ 4,842	$(35,094)	$(30,252)
Investment securities:
U.S. government and federal agency securities	1,697	(2,307)	(610)	(5,096)	(2,574)	(7,670)
State and municipal obligations	(316)	24	(292)	(931)	(108)	(1,039)
CMO’s and asset-backed securities	4,175	(582)	3,593	1,607	(591)	1,016
Other securities	983	(1,165)	(182)	2,134	(1,916)	218
Federal funds sold and securities purchased under agreements to resell	7,668	(5,566)	2,102	19,031	(9,240)	9,791

Total interest income	12,796	(35,068)	(22,272)	21,587	(49,523)	(27,936)

Interest expense:
Deposits:
Savings	71	(714)	(643)	(2)	(1,371)	(1,373)
Interest bearing demand	3,324	(18,259)	(14,935)	4,377	(28,011)	(23,634)
Time open & C.D.’s of less than $100,000	3,403	(1,644)	1,759	7,074	4,761	11,835
Time open & C.D.’s of $100,000 and over	2,910	(456)	2,454	7,828	503	8,331
Federal funds purchased and securities sold under agreements to repurchase	(2,904)	(4,746)	(7,650)	(10,961)	(7,819)	(18,780)
Long-term debt and other borrowings.	3,399	(1,756)	1,643	8,169	(1,459)	6,710

Total interest expense	10,203	(27,575)	(17,372)	16,485	(33,396)	(16,911)

Net interest income, fully taxable equivalent basis	$ 2,593	$ (7,493)	$ (4,900)	$ 5,102	$(16,127)	$(11,025)

          Net interest income for the third quarter of 2001 was $116.0 million, a 3.9% decrease from the third quarter of 2000, and for the first nine months was $350.6 million, a 2.9% decrease from last year. For the quarter, the net interest rate margin was 4.22% compared with 4.75% last year, while the nine month margin was 4.41% in 2001 and 4.73% in 2000.

          Total interest income for the third quarter of 2001 decreased $22.2 million, or 10.7%, compared to the third quarter of 2000. The continuation of significant reductions in both the federal funds and prime rates during the current quarter resulted in reduced interest earnings in large sections of the Company’s business, business real estate, home equity, and credit card loan portfolios, which are tied to variable rates. Average loan yields declined 132 basis points from the third quarter of 2000 compared to the current quarter. During the current quarter, the Company reduced rates paid on non-maturity interest bearing deposits to offset the lower loan yields. Declines in loan balances, coupled with recent purchases of investment securities at lower rates, also reduced total interest income for the quarter. Short term investments in federal funds sold and resell agreements increased $448.5 million, partly offset by declines in yields. . The average tax equivalent yield on interest earning assets declined from 8.12% in the third quarter of last year to 6.71% in the current quarter.

          Compared to the first nine months of 2001, total interest income decreased $27.6 million, or 4.6%. Average rates earned on loans decreased 59 basis points, rates earned on investment securities decreased 31 basis points, and rates earned on federal funds and resell agreements decreased 187 basis points. These decreases were partly offset by an increase of $391.1 million in average investments in federal funds sold and resell agreements. The nine month yield on earning assets decreased from 7.93% in 2000 to 7.28% in 2001.

          Total interest expense (net of capitalized interest) decreased $17.6 million, or 20.4%, compared to the third quarter of 2000, mainly due to a decline in average rates paid on interest bearing deposits of 102 basis points. The Company’s Premium Money Market deposit accounts showed the largest effects of the rate decline. Interest expense was also reduced by lower average rates paid on borrowings of federal funds purchased and repurchase agreements. The impact of the overall rate decline was partly offset by higher average short term certificates of deposit and Federal Home Loan Bank (FHLB) borrowings, with lower borrowings of federal funds purchased. During the quarter, the Company obtained an additional $250.0 million in new debt from the FHLB. This debt, which matures in two years, carries a variable interest rate and the proceeds were used to purchase fixed rate investment securities. The average cost of funds for all interest bearing liabilities was 2.84% for the third quarter of 2001, compared to 4.05% for the third quarter of 2000.

          Total interest expense decreased $17.3 million, or 7.1%, in the first nine months of 2001 compared to 2000, with most of the same trends noted in the above quarterly comparison. Average rates paid on interest bearing demand deposits declined 74 basis points from the prior year, along with rate declines in federal funds purchased and other borrowings. Partly offsetting the rate declines were higher average balances of interest bearing demand deposits, certificate of deposit accounts, and FHLB borrowings, with lower borrowings of federal funds purchased. The overall average cost of funds for the nine month periods decreased from 3.84% in 2000 to 3.36% in 2001.

          Summaries of average assets and liabilities and the corresponding average rates earned/paid appear at the end of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
	2001	2000	% Change	2001	2000	% Change
	(Dollars in thousands)
Trust fees	$15,695	$14,448	8.6%	$ 47,687	$ 43,035	10.8%
Deposit account charges and other fees	21,405	17,974	19.1	61,989	52,465	18.2
Credit card transaction fees	13,668	12,895	6.0	40,070	36,449	9.9
Trading account profits and commissions	3,871	1,798	115.3	11,301	6,508	73.6
Net gains on securities transactions	1,348	305	342.0	3,095	810	282.1
Other	13,547	16,762	(19.2)	42,932	45,702	(6.1)

Total non-interest income	$69,534	$64,182	8.3%	$207,074	$184,969	12.0%

As a % of operating income (net interest income plus non-interest income)	37.5%	34.7%		37.1%	33.9%

          Non-interest income increased 8.3%, or $5.4 million, in the third quarter of 2001 compared to the third quarter of 2000. Deposit account charges increased 19.1%, or $3.4 million, mainly due to higher fees earned on overdraft charges and commercial cash management fees. Trust fees were up 8.6% mainly due to higher revenues on personal trust accounts. Bond trading revenues grew $2.1 million, or 115.3%, as a result of high demand by correspondent bank customers for fixed income investments. Bankcard fees for the quarter increased 6.0% over the same quarter last year due mainly to continued strong debit card fees, but lower merchant and cardholder revenues. Other non-interest income decreased $3.2 million from the third quarter of 2000, due to lower gains on bank branch sales and lower venture capital partnership investment gains. Partly offsetting these decreases was a gain of $2.0 million on the sale of $59.5 million of student loans in the current quarter. Net gains on securities transactions increased $1.0 million compared to the same quarter last year.

          Non-interest income rose $22.1 million over the first nine months of last year with similar trends as noted above in deposit account charges and bond trading revenue. Credit card transaction fees increased $3.6 million, due to growth in fees from the Company’s debit card product and slightly higher merchant and cardholder fees. Trust fees increased $4.7 million due to growth in personal trust fees and a higher than normal fee on a probate account. Other non-interest income decreased $2.8 million, or 6.1% compared to last year. This decrease was due to lower gains on bank branch sales and fewer venture capital partnership investment gains, in addition to declines in non-customer ATM fees and brokerage-related fees. These decreases were partly offset by higher gains on loan sales of $3.0 million. Other income also included $1.5 million realized in the restructuring of a venture capital limited partnership, which was entirely offset by expense related to the restructuring, with no impact on net income. Net gains on securities transactions rose $2.3 million over the first nine months of last year.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
	2001	2000	% Change	2001	2000	% Change
	(Dollars in thousands)
Salaries and employee benefits	$ 59,415	$ 55,107	7.8%	$176,100	$164,933	6.8%
Net occupancy	8,242	7,794	5.7	24,230	22,645	7.0
Equipment	5,461	5,438.4		16,616	15,875	4.7
Supplies and communication	8,353	8,660	(3.5)	24,963	25,319	(1.4)
Data processing	8,690	9,779	(11.1)	27,208	28,398	(4.2)
Marketing	3,460	2,888	19.8	9,848	9,357	5.2
Goodwill and core deposit amortization	1,931	1,984	(2.7)	5,708	6,057	(5.8)
Other	14,519	18,415	(21.2)	45,253	48,039	(5.8)

Total non-interest expense	$110,071	$110,065	—%	$329,926	$320,623	2.9%

Full-time equivalent employees	5,131	5,043	1.7%	5,119	5,095.5%

          Non-interest expense for the quarter amounted to $110.1 million, which was consistent with expense levels recorded in the third quarter of last year. Compared with the third quarter of 2000, salaries and employee benefits grew 7.8%, or $4.3 million, mainly as a result of higher costs for full-time employees. Data processing costs were lower, especially as the result of lower fees to process credit cards, while costs for supplies and communication declined mainly due to lower costs for postage. Occupancy and marketing costs showed modest increases, while equipment expense remained stable. Other expense decreased compared to the third quarter of 2000, mainly due to last year’s contribution of appreciated securities to a charitable organization. The efficiency ratio was 58.71% in the third quarter of 2001 compared to 58.56% in the third quarter of 2000 and 58.50% in the second quarter of 2001.

          Non-interest expense rose $9.3 million, or 2.9%, over the first nine months of 2000. Salaries and employee benefits increased $11.2 million due to higher full-time salary expense, partly offset by lower incentive expense. Occupancy expense increased $1.6 million mainly due to higher than usual costs for utilities and weather-related expenses incurred during the winter months of 2001. Equipment expense increased over the prior year because of higher servicing and maintenance costs. Data processing expense declined $1.2 million due to lower charges by information service providers. Other non-interest expense decreased $2.8 million from last year, partly due to the decline in charitable contributions offset by the partnership restructuring expense, as noted above.

Allowance for Loan Losses

	Three Months Ended			Nine Months Ended Sept. 30
	Sept. 30 2001	Sept. 30 2000	June 30 2001	2001	2000
	(Dollars in thousands)
Provision for loan losses	$8,317	$8,216	$7,992	$25,839	$27,092

Net loan charge-offs (recoveries):
Business	1,888	937	884	5,222	3,036
Credit card	4,173	3,790	5,355	14,352	11,937
Personal banking	2,321	1,866	1,713	6,338	6,284
Real estate	80	192	11	(73)	422

Total net loan charge-offs	$8,462	$6,785	$7,963	$25,839	$21,679

Net annualized total charge-offs as a percentage of average loans	.43%	.34%	.40%	.44%	.37%

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

          The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rests upon various judgments and assumptions made by management. Considerations which influence these judgements include past loan loss experience, current loan portfolio mix, prevailing regional and national economic conditions, and the Company’s ongoing examination process by its internal loan review staff and its regulators.

          Net loan charge-offs were $25.8 million in the first nine months of 2001, a $4.2 million increase over the same period in the prior year. The increase was due to a $2.4 million increase in credit card loan net charge-offs and a $2.2 million increase in business loan net charge-offs. Total net charge-offs for the first nine months of 2001 were .44% of total average loans, an increase compared to .37% for the same period in 2000.

          Net loan charge-offs for the third quarter of 2001 amounted to $8.5 million compared with $8.0 million in the second quarter of 2001 and $6.8 million in the third quarter of last year. The increase in net loan charge-offs in the current quarter compared with the second quarter of this year is the result of higher business loan charge-offs of $1.0 million coupled with an increase in personal banking loan charge-offs of $608 thousand. These higher charge-offs, however, were partially offset by a decline in credit card charge-offs of $1.2 million as a result of lower bankruptcy filings and improving delinquencies.

          For the third quarter of 2001, net charge-offs on average credit card loans amounted to 3.42%, compared with 4.41% in the second quarter of this year. On a year to date basis, such net charge-offs amounted to 3.91%. Also, personal loan charge-offs amounted to .56% of average loans this quarter compared with .43% in the second quarter this year. The provision for loan losses for the quarter totaled $8.3 million, up from $8.0 million in the second quarter this year. The allowance for loan losses at September 30, 2001, amounted to $131.0 million, or 1.68% of total loans, and represented 531% of total non-performing assets. The Company considers the allowance for loan losses adequate to cover losses inherent in loans at September 30, 2001.

Risk Elements of Loan Portfolio

          The following table presents non-performing assets and loans which are past due 90 days and still accruing interest. Non-performing assets include non-accruing loans and foreclosed real estate. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. These generally are loans that are 90 days past due as to principal and/or interest payments, unless both well-secured and in the process of collection, or are real estate 1–4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as non-accrual. Those loans, anticipated to be collected, are included in the totals below for loans past due 90 days and still accruing interest.

	Sept. 30, 2001	June 30, 2001	Dec. 31, 2000
	(Dollars in thousands)
Non-accrual loans	$22,556	$24,458	$19,617
Foreclosed real estate	2,106	2,171	1,707

Total non-performing assets	$24,662	$26,629	$21,324

Non-performing assets to total loans	.32%	.34%	.27%
Non-performing assets to total assets	.20%	.23%	.19%
Loans past due 90 days and still accruing interest	$23,182	$20,268	$26,670

          Non-performing assets at September 30, 2001, were $24.7 million, an increase of $3.3 million, or 15.7%, over year end 2000 totals. During the current quarter, non-performing assets declined $2.0 million. Loans delinquent 90 days or more and still accruing interest totaled $23.2 million at September 30, 2001, a decrease of $3.5 million from year end totals.

Income Taxes

          The Company’s income tax expense was $66.7 million for the first nine months of 2001 and $65.8 million for the same period in 2000, resulting in effective tax rates of 33.0% and 33.2%, respectively. The 2001 third quarter effective tax rate was 32.2% compared to 31.7% for the third quarter of 2000.

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

Consumer

          The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage. For the nine months ended September 30, 2001, pre-tax earnings amounted to $122.9 million, up $18.5 million, or 17.7%, over the previous year. Most of this increase was due to a $26.9 million increase in funding credits allocated to the segment. Non-interest income increased $6.6 million, or 6.5%, mainly in credit card fees and deposit account charges. Credit card fees were higher due to growth in debit card fees, while deposit account charges increased due to higher overdraft and return items fees. These increases were partly offset by lower direct net interest income of $1.8 million and a $2.6 million increase in net charge-offs, mainly in the credit card area. Non-interest expense increased $10.7 million mainly due to higher costs for salaries and employee benefits and management fees, partly offset by lower processing charges.

Commercial

          The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax earnings for the first nine months of 2001 were $78.8 million, a decrease of 8.2% from the prior year. Direct net interest income decreased $21.0 million, resulting mainly from lower commercial loan interest income. Assigned costs of funding also decreased $15.5 million. Non-interest income increased $5.6 million mainly due to higher cash management fees, which were up 36.6%. Non-interest expense increased $5.6 million, or 8.8%, mainly as a result of higher costs for processing and assigned management overhead costs.

Money Management

          The Money Management segment consists of trust and capital markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.07 billion in total assets. The Capital Markets group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax earnings were $24.5 million for the first nine months in 2001, an increase of $8.1 million, or 49.5%, compared to the prior year. Non-interest income increased $8.6 million due to higher trading account profits in the Capital Markets group from increased sales to bank and other corporate customers. Trust fees were also higher due to growth in personal trust fees coupled with a higher than normal fee on a probate account. Non-interest expense increased $1.8 million over 2000, mainly due to higher costs for salaries and employee benefits.

Liquidity and Capital Resources

          Liquidity represents the Company’s ability to obtain cost-effective funding to meet the needs of customers as well as the Company’s financial obligations. Liquidity can be provided through the subsidiary banks’ sale and maturity of federal funds sold and securities purchased under agreements to resell and their available for sale investment portfolio. These liquid assets had a fair value of $3.02 billion at September 30, 2001, which included $1.20 billion pledged to secure public deposits, discount window borrowings, and other purposes as required by law. Within the next twelve months, 9% of the banks’ available for sale portfolio will mature. The available for sale bank portfolio included an unrealized net gain in fair value of $47.8 million at September 30, 2001 compared to an unrealized net loss of $9.5 million at December 31, 2000. Liquidity can also be obtained through secured advances from the FHLB, of which certain subsidiary banks are members. These borrowings are generally secured by residential mortgages and mortgage-backed securities.

          The liquid assets of the Parent consist primarily of commercial paper, securities purchased under agreements to resell, U.S. treasury bills, and marketable corporate equity securities. The fair value of these investments was $151.3 million at September 30, 2001 compared to $127.6 million at December 31, 2000. Included in the fair values were unrealized net gains of $31.2 million at September 30, 2001 and $31.3 million at December 31, 2000. The Parent’s liabilities totaled $97.5 million at September 30, 2001, compared to $17.2 million at December 31, 2000. Liabilities at September 30, 2001, included $85.0 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The funds advanced from the subsidiary bank holding companies consist mainly of subsidiary bank dividends. The Parent had no short-term borrowings from affiliate banks or long-term debt during 2001. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

          In February 2001, the Board of Directors announced the approval of additional purchases of the Company’s common stock, bringing the total purchase authorization to 3,000,000 shares. During the first nine months of 2001, the Company had acquired 1,197,238 shares at an average cost of $37.28. The Company has routinely used these reacquired shares to fund annual stock dividends and various stock option programs. At an October 2001 meeting, the Board authorized the eighth annual consecutive 5% stock dividend, which will be distributed in December 2001.

          The Company had an equity to asset ratio of 10.40% based on 2001 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

	September 30, 2001	December 31, 2000	Minimum Ratios for Well-Capitalized Banks
	(Dollars in thousands)

Risk-Adjusted Assets	$9,232,956	$8,889,195

Tier I Capital	1,160,000	1,070,491

Total Capital	1,285,515	1,187,865

Tier I Capital Ratio	12.56%	12.04%	6.00%

Total Capital Ratio	13.92%	13.36%	10.00%

Leverage Ratio	9.85%	9.91%	5.00%

          The Company’s cash and cash equivalents (defined as “Cash and due from banks”) were $825.1 million at September 30, 2001, an increase of $208.4 million over December 31, 2000. Contributing to the net cash inflow were a $462.4 million net increase in deposits, $250.0 million additional FHLB borrowings, additional overnight borrowings of $176.0 million, a $275.4 million decrease in loans (including repayments), and $171.4 million generated from operating activities. Partially offsetting these net inflows were $976.3 million in purchases of investment securities, net of maturities and sales. Total assets increased $1.20 billion over December 31, 2000, mainly in available for sale investment securities.

          The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding derivative instruments and lines of credit related to credit cards) totaled approximately $2.97 billion, standby letters of credit totaled $330.0 million, and commercial letters of credit totaled $21.8 million at September 30, 2001.

Derivative Financial Instruments

          The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At present the Company has three outstanding swaps which are accounted for as fair value hedges of fixed rate loans. This accounting results in the changes in the fair values of the swaps and the hedged loans being offset against each other in current earnings.

          The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits.

          Additionally, interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward sale contracts in the secondary market.

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

          The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at September 30, 2001. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the September 30, 2001, balance sheet.

	Notional Amount	Positive Fair Value	Negative Fair Value
	(In thousands)
Interest rate swaps	$ 25,291	$ —	$(1,244)
Foreign exchange contracts:
Forward contracts	196,546	7,083	(6,970)
Options written/purchased	1,935	1	(1)
Mortgage loan commitments	20,162	412	—
Mortgage loan forward sale contracts	39,244	11	(260)

Total at September 30, 2001	$283,178	$7,507	$(8,475)

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

          Simulation models are prepared to determine the impact on net interest income for the coming twelve months under several interest rate scenarios. One such scenario uses rates and volumes at September 30, 2001 for the twelve month projection. When this position is subjected to graduated shifts in interest rates, the expected annual impact to the Company’s net interest income is as follows:

Scenario	$ in millions	% of Net Interest Income
200 basis points rising	$.7	.1%
100 basis points rising	.5	.1
100 basis points falling	.7	.2
200 basis points falling	(.2)	(.1)

          Currently, the Company does not have significant risks related to foreign exchange, commodities or equity exposures.

Impact of Accounting Standards

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

          SFAS No. 141 required disclosure of the primary reasons for the business combination and the allocation of the purchase price among the acquired assets and liabilities. When the amounts of goodwill and intangible assets acquired are significant, additional disclosure about those assets is required. Additional guidance on the identification and recognition of intangible assets is provided in the Statement.

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

          In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to assess whether there is an indication that goodwill is impaired as of the date of adoption. This assessment is a two step process. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the test must be performed. The second step is to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

          As of the date of adoption, the Company expects to have unamortized goodwill of approximately $44.0 million and unamortized identifiable intangible assets of approximately $6.6 million which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $3.5 million and $3.6 million for the nine months ended September 30, 2001 and 2000, respectively. Due to the extensive effort required to comply with the Statement, it is not possible at this time to reasonably estimate the effect of adoption, including whether any transitional impairment loss adjustments will be required to be recorded as a cumulative effect of a change in accounting principle.

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, will be adopted by the Company on January 1, 2002. This Statement establishes a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statement also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such in specific circumstances. The Company does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 2001 and 2000

	Nine Months 2001			Nine Months 2000
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,599,407	$136,665	7.03%	$ 2,617,277	$159,302	8.13%
Construction and development	407,961	23,500	7.70	383,366	24,960	8.70
Real estate—business	1,376,225	79,269	7.70	1,265,537	77,986	8.23
Real estate—personal	1,354,568	75,401	7.44	1,418,408	78,484	7.39
Personal banking	1,618,173	98,947	8.18	1,591,185	99,840	8.38
Credit card	491,205	48,573	13.22	496,388	52,035	14.00

Total loans	7,847,539	462,355	7.88	7,772,161	492,607	8.47

Investment securities:
U.S. government & federal agency	850,191	36,623	5.76	960,807	44,293	6.16
State & municipal obligations (A)	58,247	3,302	7.58	74,138	4,341	7.82
CMO’s and asset-backed securities	1,097,994	50,510	6.15	1,063,457	49,494	6.22
Trading securities	16,745	741	5.92	11,047	552	6.68
Other marketable securities (A)	119,118	4,293	4.82	85,349	4,286	6.71
Non-marketable securities	54,422	2,049	5.03	50,569	2,027	5.35

Total investment securities	2,196,717	97,518	5.94	2,245,367	104,993	6.25

Federal funds sold and securities purchased under agreements to resell	623,101	20,777	4.46	231,965	10,986	6.33

Total interest earning assets	10,667,357	580,650	7.28	10,249,493	608,586	7.93

Less allowance for loan losses	(129,980)			(125,213)
Unrealized gain (loss) on investment securities	44,656			(8,824)
Cash and due from banks	533,564			537,020
Land, buildings and equipment, net	279,288			241,993
Other assets	175,503			172,112

Total assets	$11,570,388			$11,066,581

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 321,240	2,813	1.17	$ 321,402	4,186	1.74
Interest bearing demand	5,143,069	83,233	2.16	4,925,498	106,867	2.90
Time open & C.D.’s of less than $100,000	2,252,089	93,959	5.58	2,070,487	82,124	5.30
Time open & C.D.’s of $100,000 and over	514,635	21,383	5.56	321,805	13,052	5.42

Total interest bearing deposits	8,231,033	201,388	3.27	7,639,192	206,229	3.61

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	594,981	16,813	3.78	826,073	35,593	5.76
Long-term debt and other borrowings (B)	256,339	10,277	5.36	78,576	3,567	6.06

Total borrowings	851,320	27,090	4.25	904,649	39,160	5.78

Total interest bearing liabilities	9,082,353	228,478	3.36%	8,543,841	245,389	3.84%

Non-interest bearing demand deposits	1,149,358			1,341,155
Other liabilities	135,060			89,314
Stockholders’ equity	1,203,617			1,092,271

Total liabilities and equity	$11,570,388			$11,066,581

Net interest margin (T/E)		$352,172			$363,197

Net yield on interest earning assets			4.41%			4.73%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS—AVERAGE RATES AND YIELDS

Three Months Ended September 30, 2001 and 2000

	Third Quarter 2001			Third Quarter 2000
	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Avg. Rates Earned/ Paid
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$ 2,476,368	$ 39,459	6.32%	$ 2,622,781	$ 55,089	8.36%
Construction and development	414,146	7,552	7.23	396,781	9,063	9.09
Real estate—business	1,421,017	26,147	7.30	1,257,970	26,665	8.43
Real estate—personal	1,319,655	23,987	7.21	1,433,468	26,772	7.43
Personal banking	1,644,963	31,874	7.69	1,618,746	34,861	8.57
Credit card	483,560	14,754	12.10	498,299	18,206	14.54

Total loans	7,759,709	143,773	7.35	7,828,045	170,656	8.67

Investment securities:
U.S. government & federal agency	950,412	12,380	5.17	840,932	12,990	6.15
State & municipal obligations (A)	55,355	1,082	7.75	71,810	1,374	7.61
CMO’s and asset-backed securities	1,281,636	19,346	5.99	1,013,601	15,753	6.18
Trading securities	15,305	227	5.88	11,724	203	6.89
Other marketable securities (A)	143,159	1,327	3.68	84,302	1,470	6.94
Non-marketable securities	57,098	850	5.91	64,850	913	5.60

Total investment securities	2,502,965	35,212	5.58	2,087,219	32,703	6.23

Federal funds sold and securities purchased under agreements to resell	697,730	6,300	3.58	249,194	4,198	6.70

Total interest earning assets	10,960,404	185,285	6.71	10,164,458	207,557	8.12

Less allowance for loan losses	(130,356)			(127,191)
Unrealized gain (loss) on investment securities	53,267			(6,959)
Cash and due from banks	531,982			522,751
Land, buildings and equipment, net	297,544			246,592
Other assets	175,472			164,735

Total assets	$11,888,313			$10,964,386

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$ 330,514	738.89		$ 314,346	1,381	1.75
Interest bearing demand	5,468,739	22,137	1.61	4,841,321	37,072	3.05
Time open & C.D.’s of less than $100,000	2,299,700	30,495	5.26	2,049,438	28,736	5.58
Time open & C.D.’s of $100,000 and over	545,203	7,038	5.12	333,625	4,584	5.47

Total interest bearing deposits	8,644,156	60,408	2.77	7,538,730	71,773	3.79

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	629,371	4,585	2.89	795,712	12,235	6.12
Long-term debt and other borrowings (B)	326,138	3,722	4.53	125,091	2,079	6.61

Total borrowings	955,509	8,307	3.45	920,803	14,314	6.18

Total interest bearing liabilities	9,599,665	68,715	2.84%	8,459,533	86,087	4.05%

Non-interest bearing demand deposits	914,871			1,311,248
Other liabilities	140,248			91,225
Stockholders’ equity	1,233,529			1,102,380

Total liabilities and equity	$11,888,313			$10,964,386

Net interest margin (T/E)		$116,570			$121,470

Net yield on interest earning assets			4.22%			4.75%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.