Form 10-K
period 2001-12-31
COMMERCE BANCSHARES INC /MO/
filed 2002-03-11
CIK 22356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001 — Commission File No. 0-2989

Commerce Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0889454 (IRS Employer Identification No.)
1000 Walnut, Kansas City, MO (Address of principal executive offices)	64106 (Zip Code)

(816) 234-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of class

$5 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of February 20, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,435,000,000.

As of February 20, 2002, there were 65,488,542 shares of Registrant’s $5 Par Value Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement with respect to the annual meeting of shareholders to be held on April 17, 2002, are incorporated in Part III.

Commerce Bancshares, Inc.

Form 10-K

PART I

Item 1. BUSINESS

General

      Commerce Bancshares, Inc. (the “Company”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns all of the outstanding capital stock of four national banking associations, which are headquartered in Missouri, Illinois, Kansas, and Nebraska. The Nebraska bank is limited in its activities to the issuance of credit cards. The remaining three banking subsidiaries engage in general banking business, providing a broad range of retail, corporate, investment and private banking products and services to individuals and businesses. The Company also owns, directly or through its banking subsidiaries, various non-banking subsidiaries. Their activities include owning real estate which is leased to the Company’s banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the banking subsidiaries), venture capital investment, securities brokerage, and mortgage banking. The Company owns two second tier holding companies that are the direct owners of several of the above mentioned banks. The table setting forth the names and locations of the Company’s subsidiaries is included as Exhibit 21 hereto.

      The Company is the largest bank holding company headquartered in Missouri. Its principal offices are located at 1000 Walnut, Kansas City, Missouri (telephone number 816-234-2000). At December 31, 2001, the Company had consolidated assets of $12.9 billion, consolidated loans of $7.6 billion, and consolidated deposits of $10.0 billion.

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

      The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. As a general rule, the Company publicly announces any material acquisitions or dispositions when a definitive agreement has been reached. The Company acquired Breckenridge Bancshares Company and its subsidiary, Centennial Bank, in March 2001. For additional information this acquisition and other branch disposition activity, refer to pages 8 and 43.

Operating Segments

      The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, bankcard, student lending, and discount brokerage services. It provides services through an extensive full-service branch network, and through the use of alternative delivery channels such as PC Banking and telephone banking. In 2001, this segment contributed 57% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, leasing, and international services, as well as business, government deposit and cash management services. It contributed 33% of total segment pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment portfolio management services. This segment also operates the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold through the segment’s Capital Markets group. At December 31, 2001, the Money Management segment managed investments with a market value of $9.6 billion and administered an additional $7.0 billion in non-managed assets. Additional information relating to operating segments can be found on pages 26 and 55.

Supervision and Regulation

      The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHC Act). Under the BHC Act the Federal Reserve Board’s prior approval is required in any case the Company proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any nonbanking company. Under the BHC Act, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of nonbanking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA). The Missouri, Kansas and Nebraska bank charters have current CRA ratings of “outstanding”, and the Illinois charter has a “satisfactory” rating.

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

      Under Federal Reserve policy, the Company is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not otherwise do so. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The OCC limits the payment of dividends by bank subsidiaries in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. The payment of dividends by the bank subsidiaries may also be affected by factors such as the maintenance of adequate capital. At December 31, 2001, all of the subsidiary banks were “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 57.

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

      In addition to its regulatory powers, the Federal Reserve impacts the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past, notably in the year just ended, and will continue to do so in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the financial statements of the Company.

Competition

      The Company has locations in regional markets throughout Missouri, Kansas and central Illinois, where the Company faces intense competition from hundreds of financial service providers. The Company competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices. The passage of the GLB Act, which removed barriers between banking and the securities and insurance industries, has resulted in greater competition among these industries.

Employees

      The Company and its subsidiaries employed 4,502 persons on a full-time basis and 800 persons on a part-time basis at December 31, 2001. The Company provides a variety of benefit programs including retirement and stock ownership plans as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

Statistical Disclosure

      The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	9, 30-33
II.	Investment Portfolio	20-21, 45-46
III.	Loan Portfolio Types of Loans	13
	Maturities and Sensitivities of Loans to Changes in Interest Rates	14
	Risk Elements	19-20
IV.	Summary of Loan Loss Experience	16-19
V.	Deposits	25, 30-31
VI.	Return on Equity and Assets	7
VII.	Short-Term Borrowings	48

Item 2. PROPERTIES

      The Missouri, Illinois, and Kansas-chartered bank subsidiaries maintain their main offices in various office buildings listed below. These are owned by the bank subsidiary or a subsidiary of the bank. The banks lease unoccupied premises to the public. The buildings are located in the downtown areas of the cities they serve.

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut Kansas City, MO	205,000	unoccupied at present — under renovation
1000 Walnut Kansas City, MO	384,000	96%	63%
720 Main Kansas City, MO	180,000	84	84
8000 Forsyth Clayton, MO	197,000	85	83
416 Main Peoria, IL	224,000	86	25
150 N. Main Wichita, KS	191,000	86	53

      The Nebraska credit card bank leases its offices in Omaha, Nebraska. Additionally, certain other installment loan and credit card functions operate out of leased offices in downtown Kansas City. The Company also has 190 branch locations in Missouri, Illinois and Kansas which are owned or leased, and an additional 148 off-site ATM locations.

Item 3. LEGAL PROCEEDINGS

      The information required by this item is set forth under the caption “Commitments and Contingencies” on page 62.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commerce Bancshares, Inc. (Parent)

Common Stock Data

      The following table sets forth the high and low prices of actual transactions for the Company’s common stock (CBSH) and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2001).

				Cash
	Quarter	High	Low	Dividends

2001	First	$41.55	$32.02	$.152
	Second	36.37	31.35	.152
	Third	38.70	33.41	.152
	Fourth	39.00	32.98	.152

2000	First	$31.29	$23.92	$.141
	Second	32.45	26.76	.141
	Third	34.13	26.98	.141
	Fourth	40.71	31.52	.141

1999	First	$37.68	$32.39	$.130
	Second	37.04	31.42	.130
	Third	35.74	29.21	.130
	Fourth	35.90	29.37	.130

      Commerce Bancshares, Inc. common shares are publicly traded on The Nasdaq Stock Market (NASDAQ). NASDAQ is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Company had 5,363 shareholders of record as of December 31, 2001.

Item 6. SELECTED FINANCIAL DATA

      See below in Item 7 for Selected Financial Data.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balance sheets):	2001	2000	1999	1998	1997

Return on total assets	1.55%	1.62%	1.50%	1.43%	1.37%
Return on stockholders’ equity	14.88	16.22	15.40	14.58	14.08
Tier I capital ratio	12.28	12.04	11.68	11.30	12.10
Total capital ratio	13.64	13.36	12.99	12.59	13.22
Leverage ratio	9.81	9.91	9.17	8.80	8.81
Efficiency ratio	58.25	57.63	58.53	58.30	58.24
Loans to deposits	82.49	87.26	77.94	75.24	70.93
Net yield on interest earning assets (tax equivalent basis)	4.35	4.74	4.61	4.56	4.61
Non-interest bearing deposits to total deposits	11.63	14.89	14.82	18.50	21.35
Equity to total assets	10.42	9.99	9.72	9.83	9.74
Cash dividend payout ratio	22.33	21.38	22.05	22.81	23.24

Selected Financial Data

(In thousands, except per share data)	2001	2000	1999	1998	1997

Net interest income	$467,910	$480,653	$466,001	$427,745	$397,774
Provision for loan losses	36,423	35,159	35,335	36,874	31,354
Non-interest income	277,512	252,808	236,209	214,037	180,092
Non-interest expense	439,638	430,381	419,015	379,344	344,450
Net income	181,974	178,574	166,213	150,091	132,702
Net income per share – basic*	2.76	2.66	2.38	2.12	1.87
Net income per share – diluted*	2.73	2.63	2.35	2.09	1.84
Cash dividends	40,254	37,613	36,054	33,742	30,432
Cash dividends per share*	.610	.562	.518	.477	.428
Market price per share*	38.99	40.48	30.73	36.71	37.16
Book value per share*	19.47	17.42	15.70	15.27	13.92
Common shares outstanding*	65,368	65,648	68,768	70,800	70,463
Total assets	12,902,806	11,115,117	11,400,936	11,402,023	10,306,941
Loans	7,638,482	7,906,665	7,576,892	7,046,852	6,224,381
Investment securities	3,719,518	1,940,903	2,508,415	3,031,716	2,664,931
Deposits	10,031,966	9,081,738	9,164,123	9,530,197	8,700,578
Long-term debt	392,586	124,684	25,735	27,130	7,102
Stockholders’ equity	1,272,483	1,143,755	1,079,832	1,080,785	980,784
Non-performing assets	30,768	21,324	14,326	20,352	24,376

*	Restated for the 5% stock dividend distributed in December 2001.

Results of Operations

	$ Change		% Change

(Dollars in thousands)	’01-’00	’00-’99	’01-’00	’00-’99

Net interest income	$(12,743)	$14,652	(2.7)%	3.1%
Provision for loan losses	1,264	(176)	3.6	(.5)
Non-interest income	24,704	16,599	9.8	7.0
Non-interest expense	9,257	11,366	2.2	2.7
Income taxes	(1,960)	7,700	(2.2)	9.4

Net income	$3,400	$12,361	1.9%	7.4%

      The Company achieved its 11th consecutive year of record earnings in 2001, with net income of $182.0 million. This was a 1.9% increase over net income in 2000. Diluted earnings per share was $2.73, an increase of 3.8% over 2000. The return on average assets was 1.55%, the return on equity was 14.88%, and the efficiency ratio was 58.25%. The increase in net income over last year resulted from 9.8% growth in non-interest income and good control over non-interest expense. Net interest income declined 2.7% because of the slowing economy and strong interest rate reductions by the Federal Reserve. During 2001, the Federal Reserve reduced the federal funds target rate eleven times in an effort to stimulate a slowing economy. These actions had the related effect of reducing the prime rate from 9.5% in early January to 4.75% by year end. The rate reductions caused a significant portion of the Company’s earning assets to reprice downward faster than its interest bearing liabilities, resulting in lower net interest income. Non-interest income rose $24.7 million over 2000, mainly in the areas of deposit account charges, trust fees, and trading account profits. Non-interest expense increased $9.3 million, or 2.2%, and included a 7.0% increase in salaries and employee benefits. The provision for loan losses was $1.3 million higher than in the previous year mainly as a result of higher commercial loan losses.

      Net income in 2000 was $178.6 million, which was a $12.4 million, or 7.4%, increase over 1999. Diluted earnings per share increased 11.9% to $2.63 compared to $2.35 in 1999. The return on average assets was 1.62% and the return on equity was 16.22%. The increase in net income resulted from 3.1% growth in net interest income, 7.0% growth in non-interest income and flat credit costs, partly offset by non-interest expense, which was controlled to a 2.7% increase. Net interest income increased $14.7 million over 1999 mainly due to average loan growth of $585.2 million coupled with increased earning assets rates. Interest rate increases by the Federal Reserve late in 1999 and early in 2000 allowed a substantial portion of the loan portfolio to reprice rapidly, resulting in higher earnings rates. Loan growth during 2000 was mainly funded by maturities of investment securities, which generally yield lower rates than loans, thus creating a more profitable asset mix. Non-interest income rose $16.6 million, mainly in the areas of credit card fees, trust revenues, and gains realized on venture capital activity. Non-interest expense grew $11.4 million, partly due to increases in occupancy, data processing expense, and a substantial charitable contribution. Salaries and employee benefits expense rose $5.4 million, or 2.5%, over 1999. Costs were also well-controlled in several other expense areas, including equipment, supplies and communication, and marketing.

      On March 1, 2001, the Company acquired Breckenridge Bancshares Company and its subsidiary, Centennial Bank. The bank had three locations in the St. Louis area, with assets of $254 million, loans of $189 million, and deposits of $216 million. Common stock valued at $34.4 million was issued by the Company as consideration in the transaction. The acquisition was accounted for as a pooling of interests transaction; however, the Company’s financial statements were not restated because restated amounts did not differ materially from historical results.

      In 2001, the Company sold the assets and liabilities of one bank branch and the premises of two other branches as part of a continuing process of evaluating profit potential in the branch network. Pre-tax gains of $2.2 million were realized on these sales, which included loans of $662 thousand, premises of $714 thousand and deposits of $5.3 million. During 2000, the Company sold four bank branches with $42.7 million in loans and $71.5 million in deposits. Pre-tax gains of $5.9 million were realized on these transactions.

      The Company distributed a 5% stock dividend for the eighth consecutive year on December 14, 2001. All per share and average share data in this report has been restated to reflect the stock dividend.

Net Interest Income

      Net interest income, the largest source of revenue, results from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates.

Changes not solely due to volume or rate changes are allocated to rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between the respective periods.

	2001			2000

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$996	$(74,359)	$(73,363)	$44,996	$44,083	$89,079

Investment securities:
U.S. government and federal agency obligations	(1,300)	(6,520)	(7,820)	(21,019)	1,640	(19,379)
State and municipal obligations	(1,318)	(98)	(1,416)	(1,529)	(103)	(1,632)
CMO’s and asset-backed securities	15,561	(2,831)	12,730	(7,910)	441	(7,469)
Other securities	5,469	(5,047)	422	(962)	901	(61)
Federal funds sold and securities purchased under agreements to resell	20,413	(12,544)	7,869	(3,026)	3,246	220

Total interest income	39,821	(101,399)	(61,578)	10,550	50,208	60,758

Interest expense

Interest bearing deposits:
Savings	121	(2,281)	(2,160)	(349)	82	(267)
Interest bearing demand	8,290	(54,942)	(46,652)	(2,932)	21,316	18,384
Time open and C.D.’s of less than $100,000	10,069	(400)	9,669	(5,841)	8,166	2,325
Time open and C.D.’s of $100,000 and over	11,235	(1,811)	9,424	1,696	2,007	3,703
Federal funds purchased and securities sold under agreements to repurchase	(11,067)	(14,525)	(25,592)	7,975	9,162	17,137
Long-term debt and other borrowings	12,190	(5,028)	7,162	2,601	3,128	5,729

Total interest expense	30,838	(78,987)	(48,149)	3,150	43,861	47,011

Net interest income, fully taxable equivalent basis	$8,983	$(22,412)	$(13,429)	$7,400	$6,347	$13,747

      Net interest income was $467.9 million in 2001, $480.7 million in 2000 and $466.0 million in 1999. Compared to the prior year, net interest income decreased $12.7 million, or 2.7%, in 2001 compared to an increase of $14.7 million, or 3.1%, in 2000. As previously mentioned, during 2001 a series of rate reductions by the Federal Reserve caused a significant portion of the Company’s earning assets to reprice downward. Most of these earning assets were loans, whose interest rates are tied to variable rate indices or the federal funds rate. While these rate reductions also allowed the deposit base to reprice downward, the overall decline in deposit rates was not enough to offset the effects of the change in asset rates. The net effect of the rate declines was to lower net interest income by $22.4 million (on a tax equivalent basis). The change in the economy also had an impact on growth in both earning assets and liabilities. Average deposit balances increased strongly during 2001, with total deposits growing by $526.3 million, or 5.9%. Average loans were essentially flat compared to 2000. The added liquidity from the deposit growth was invested in the longer term investment securities portfolio and in overnight investments. This added to the earning asset base, which increased net interest income. The effect of these changes in volume to both earning assets and interest bearing liabilities was to increase net interest income by $9.0 million. When combining both the effects of volume and rate changes on the Company’s net interest margin, the rate effects exceeded the positive volume results and produced an overall decline in net interest income of $12.7 million. In 2000 compared to 1999, net interest income increased $14.7 million, mainly due to loan growth coupled with higher loan yields. Loan growth in 2000 was largely funded by maturities of investment securities, which improved the mix of higher earning assets. This effect was partly offset by an increase of 57 basis points in average rates paid on interest bearing liabilities, which was a reversal of the rate decline seen during 1999. The net yield on earning assets was 4.35% in 2001, 4.74% in 2000 and 4.61% in 1999. Average interest earning assets rose 6.0% in 2001 over 2000, compared to a slight increase in 2000 over 1999. Average interest bearing liabilities increased 9.1% in 2001 compared to a small decrease in 2000.

      Tax equivalent interest income was $753.9 million in 2001, $815.5 million in 2000 and $754.7 million in 1999; and represented a decrease of $61.6 million, or 7.6%, in 2001 and an increase of $60.8 million, or 8.1%, in 2000. Average loan balances were flat during 2001, while loan yields declined 94 basis points. Increased liquidity provided by deposit growth allowed the Company to purchase investment securities, which increased an average of $292.5 million, and overnight investments in federal funds and repurchase agreements, which increased $314.3 million. However, average rates earned on investment securities and overnight investments fell 59 and 225 basis points, respectively, during 2001. The effect of interest rate declines on earning assets, especially loan rates, more than offset the income provided by higher average investment balances. During 2001, average loans increased $7.9 million and comprised 72% of average earning assets, down from 77% in 2000. During 2000, average loan balances grew $585.2 million, or 8.1%, with a corresponding decline in investment securities of $510.6 million. Loan yields improved 54 basis points during 2000, with the largest increase occurring in the business loan category.

      Total interest expense was $283.1 million in 2001, $331.5 million in 2000 and $284.6 million in 1999. Interest expense decreased $48.5 million, or 14.6% from 2000 due to rate declines of 68 basis points on deposits, 259 basis points on overnight borrowings, and 165 basis points on longer-term borrowings. The decline in deposit interest resulted mainly from rate reductions of 176 basis points paid on the Company’s Premium Money Market deposit accounts. Average interest bearing deposits grew $756.3 million, or 9.9%, during 2001, which provided the Company with additional funds available for investment. In 2000 compared to 1999, interest expense increased $46.9 million, or 16.5%, because of higher average rates paid on interest bearing deposits and short-term borrowings. The increase in deposit interest was mainly due to a 93 basis point increase in rates on Premium Money Market deposit accounts. Also, average rates paid on C.D.’s under $100,000 increased 39 basis points. Both average balances and rates paid on short-term borrowings rose during 2000. Partly offsetting these increases was a 3.5% decline in average interest bearing deposit balances. Premium and other money market deposits have represented 60% of total average interest bearing deposits during the past three years.

Provision for Loan Losses

      The provision for loan losses was $36.4 million in 2001, compared with $35.2 million in 2000 and $35.3 million in 1999. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change

(Dollars in thousands)	2001	2000	1999	’01-’00	’00-’99

Trust fees	$62,753	$58,588	$55,773	7.1%	5.0%
Deposit account charges and other fees	84,486	71,025	68,538	19.0	3.6
Credit card transaction fees	54,583	51,453	44,466	6.1	15.7
Trading account profits and commissions	15,332	8,594	10,310	78.4	(16.6)
Brokerage, mutual funds and annuities fees	9,206	9,077	8,992	1.4	.9
Mortgage banking revenue	6,195	3,521	4,937	75.9	(28.7)
Net gains on securities transactions	3,722	541	892	588.0	(39.3)
Other	41,235	50,009	42,301	(17.5)	18.2

Total non-interest income	$277,512	$252,808	$236,209	9.8%	7.0%

Total non-interest income excluding net gains on securities transactions	$273,790	$252,267	$235,317	8.5%	7.2%

Non-interest income as a % of operating income*	37.2%	34.5%	33.6%
Operating income per full-time equivalent employee	$146.3	$144.5	$133.0

*	Operating income is defined as net interest income plus non-interest income.

     Non-interest income rose 9.8%, or $24.7 million, during 2001 to $277.5 million. Deposit account fees increased $13.5 million, or 19.0%, mainly due to growth in overdraft fees and commercial cash management revenue. Trust fees increased $4.2 million as a result of stronger personal trust business and included approximately $1.2 million in probate fees received from one trust customer. This growth was achieved in an environment of declining trust account asset valuations upon which fees are charged. The aggregate value of managed assets was $9.6 billion at December 31, 2001, compared to $10.1 billion at December 31, 2000. Custodial trust assets totaled $7.0 billion at year end 2001 and $6.1 billion at year end 2000. Credit card fee income rose $3.1 million over 2000 and was reflective of continued growth in debit card fees, but was partly offset by lower fee income from credit cardholders and merchant business. The latter was due in part to lower retail sales and lower merchant profit margins, especially during the second half of 2001. Bond trading account profits improved $6.7 million, or 78.4%, as a result of significantly higher sales of fixed income securities to correspondent bank and other commercial customers. Mortgage banking revenues rose $2.7 million largely due to an increase in personal mortgage loan origination volume, which was up 43.3%, and higher gains on sales of these loans to secondary investors. The above increases to income were partly offset by lower gains of $3.7 million on sales of banking branches, as fewer branches were sold during 2001 than in 2000. In addition, losses in a venture capital partnership in which the Company has an equity interest resulted in lower income. This was partly offset by higher net gains on securities transactions in the Company’s investment securities portfolio, as shown in the table below.

      Non-interest income totaled $252.8 million in 2000, which was a $16.6 million, or 7.0%, increase over 1999. Increased credit card transaction fees accounted for $7.0 million of the increase. These fees were higher due to stronger merchant and cardholder sales volumes, and an increase in debit card transactions. Trust fees increased $2.8 million in 2000 due to account growth, increases in the value of assets managed, and competitive pricing adjustments made in the third quarter of 2000. Deposit account charges increased $2.5 million, due mainly to improvements in overdraft fee collection. Other significant items contributing to non-interest income were $3.1 million in additional gains on the sales of banking branches, and growth in cash management fee production. The venture capital partnership in which the Company participates realized significant gains on investment sales in both 2000 and 1999. Partially offsetting these increases was a $1.7 million decline in trading account profits, which were negatively impacted by lower demand from correspondent bank customers who had less liquidity to purchase investments. In addition, mortgage banking revenue declined $1.4 million compared to the previous year due to lower gains on sales of personal mortgage loans. Net gains on securities transactions in 2000 decreased slightly compared to the previous year.

      Shown below is a summary of realized gains and losses on securities transactions recorded by the Parent and its consolidated subsidiaries. It also shows the Company’s interest in the net earnings of a venture capital partnership investment which is recorded in other non-interest income.

(In thousands)	2001	2000	1999

Gains (losses) on securities transactions:
Parent	$303	$237	$(53)
Bank subsidiaries	7,500	(3,072)	945
Venture capital subsidiary	(4,083)	3,376	—
Other non-bank subsidiaries	2	—	—

Total	$3,722	$541	$892

Other non-interest income	$1,164	$4,200	$4,162

Non-Interest Expense

				% Change

(Dollars in thousands)	2001	2000	1999	’01-’00	’00-’99

Salaries	$205,246	$191,613	$185,866	7.1%	3.1%
Employee benefits	30,887	29,043	29,351	6.3	(1.0)
Net occupancy	32,027	30,381	27,950	5.4	8.7
Equipment	21,991	20,673	20,612	6.4	.3
Supplies and communication	33,778	34,048	33,800	(.8)	.7
Data processing and software	47,178	48,664	44,350	(3.1)	9.7
Marketing	12,914	13,274	12,915	(2.7)	2.8
Goodwill and core deposit amortization	7,601	8,016	8,528	(5.2)	(6.0)
Other	48,016	54,669	55,643	(12.2)	(1.8)

Total non-interest expense	$439,638	$430,381	$419,015	2.2%	2.7%

Efficiency ratio	58.2%	57.6%	58.5%
Salaries and benefits as a % of total non-interest expense	53.7%	51.3%	51.4%
Number of full-time equivalent employees	5,094	5,076	5,278

      Non-interest expense was $439.6 million in 2001, an increase of $9.3 million, or 2.2%, compared to 2000. Salaries expense increased $13.6 million over the previous year due to merit increases for full-time employees. Employee benefits expense increased $1.8 million mainly because of higher social security taxes and employer-matching 401K contributions. Net occupancy and equipment costs grew 5.4% and 6.4%, respectively, over 2000 and were partly offset by declines in supplies and communication, data processing and marketing. Charitable contributions declined as a result of a large contribution made in 2000. Losses related to check processing declined due to several significant recoveries of previous years’ losses.

      Non-interest expense was $430.4 million in 2000, which represented a 2.7% increase over 1999. Salaries and employee benefits, the largest components of non-interest expense, were well-controlled during 2000. Salary increases were held to a 3.1% increase in 2000, and employee benefits decreased slightly. The rise in salary expense was due to additional employee incentive payments and merit increases. This rise was partly offset by a reduction in full-time equivalent employees of over 200 due to lower contract programmer staffing, and a reduction in retail branch facilities. The benefits decrease occurred because of a reduction in pension plan expense, resulting from lower service cost benefits earned and increases in the value of plan assets. Net occupancy expense rose $2.4 million over 1999, mainly due to lower outside tenant revenues associated with a Kansas City office building renovation currently in process. Data processing and software expense increased $4.3 million over 1999, mainly because of higher PC banking costs, and volume related processing fees, which increase with growth in customers, products, and services. The increase in other non-interest expense was partly due to the contribution of appreciated securities to a charitable organization, and lower costs deferred in connection with loan originations. Partially offsetting these increases was a reduction in professional and consulting fees.

Income Taxes

      Income tax expense was $87.4 million in 2001, compared to $89.3 million in 2000 and $81.6 million in 1999. Income tax expense decreased 2.2% from 2000, compared to a .5% increase in pre-tax income. The effective tax rate on income from operations was 32.4%, 33.3% and 32.9% in 2001, 2000 and 1999, respectively. The effective tax rates were lower than the federal statutory rate of 35% mainly due to tax exempt interest on state and municipal obligations, federal tax credits realized, and various other tax initiatives. In addition, in 2000, appreciated securities were contributed to a charitable organization in exchange for state tax credits, which resulted in a $2.0 million tax reduction. These factors were partly offset by state and local income taxes and non-deductible goodwill amortization.

Financial Condition

Loan Portfolio Analysis

      A schedule of average balances invested in each category of loans appears on page 30. Classifications of consolidated loans by major category at December 31 for each of the past five years are as follows:

	Balance at December 31

(In thousands)	2001	2000	1999	1998	1997

Business	$2,407,418	$2,659,511	$2,564,476	$2,464,168	$2,056,862
Real estate — construction	412,700	377,629	354,351	325,360	233,209
Real estate — business	1,505,443	1,305,397	1,247,956	1,000,380	926,107
Real estate — personal	1,287,954	1,397,770	1,377,903	1,315,041	1,148,236
Personal banking	1,514,650	1,641,473	1,510,380	1,409,022	1,311,081
Credit card	510,317	524,885	521,826	532,881	548,886

Total loans, net of unearned income	$7,638,482	$7,906,665	$7,576,892	$7,046,852	$6,224,381

      The contractual maturities of loan categories at December 31, 2001, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due

	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,607,323	$702,757	$97,338	$2,407,418
Real estate — construction	228,688	161,609	22,403	412,700
Real estate — business	358,408	1,007,533	139,502	1,505,443
Real estate — personal	106,844	258,449	922,661	1,287,954

Total	$2,301,263	$2,130,348	$1,181,904	5,613,515

Personal banking (1)				1,514,650
Credit card (2)				510,317

Total loans, net of unearned income				$7,638,482

Loans with fixed rates	$816,766	$1,211,620	$376,350	$2,404,736
Loans with floating rates	1,484,497	918,728	805,554	3,208,779

Total	$2,301,263	$2,130,348	$1,181,904	$5,613,515

(1)	Personal banking loans with floating rates totaled $545,004,000.

(2)	Credit card loans with floating rates totaled $430,803,000.

     Total loans declined $268.2 million, or 3.4%, during 2001 compared to growth of $329.8 million, or 4.4%, during 2000. The decline in 2001 came principally from business loans, personal real estate, and personal loans, which declined 9.5%, 7.9% and 7.7%, respectively. These decreases were partly offset by growth in business real estate loans of 15.3%. In 2000, loan growth was primarily the result of growth in business and business real estate loans.

      The Company currently generates approximately 31% of its loan portfolio in the St. Louis regional market and 28% in the Kansas City regional market. The portfolio is diversified from a business and retail standpoint, with 57% in loans to businesses and 43% in loans to individual consumers. A balanced approach to loan portfolio management and an aversion toward credit concentrations, from an industry, geographic and product perspective, have enabled the Company to sustain low levels of problem loans and loan losses.

Business Loans

      Total business loans amounted to $2.41 billion at December 31, 2001, compared to $2.66 billion at December 31, 2000, a decrease of $252.1 million, or 9.5%. The decline was predominately from portfolio decreases in the Kansas City and St. Louis markets. This group of loans is comprised primarily of loans to customers in the regional trade area of the bank subsidiaries in the central Midwest, encompassing the states of Missouri, Kansas, Illinois and adjacent Midwestern markets. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The bank subsidiaries participate in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. There were net loan charge-offs in this category of $9.1 million in 2001 compared to $4.6 million in 2000. Non-accrual business loans increased to $22.6 million (.9% of business loans) at December 31, 2001, and includes two business loans totaling $12.5 million which were placed on non-accrual in 2001. Non-accrual business loans at December 31, 2000, amounted to $9.6 million (.4% of business loans). Opportunities for growth in business loans will be based upon strong solicitation efforts in a highly competitive market environment for quality loans. Asset quality is, in part, a function of management’s consistent application of underwriting standards. Therefore, portfolio growth in 2002 is dependent upon 1) the strength of the economy, 2) the actions of the Federal Reserve with regard to targets for economic growth, interest rates, and inflationary tendencies, and 3) the competitive environment.

Real Estate-Construction

      The portfolio of loans in this category amounted to $412.7 million at December 31, 2001, compared to $377.6 million at year end 2000, reflecting growth of $35.1 million, or 9.3%. Non-accrual loans in this category decreased to $501 thousand at year end 2001 compared to $1.8 million at year end 2000. The portfolio consists of residential construction, commercial construction and land development loans, predominantly in the local markets of the Company’s banking subsidiaries. Commercial construction loans are for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, strip shopping centers, and other commercial properties. Exposure to larger speculative office and rental space remains low. Residential construction and land development loans are primarily for projects located in the Kansas City and St. Louis metropolitan areas. The Company experienced $49 thousand net charge-offs in 2001 compared to $118 thousand net recoveries in 2000. Management is not aware of any significant adverse exposure in this category.

Real Estate-Business

      Total business real estate loans were $1.51 billion at December 31, 2001, resulting from an increase of $200.0 million, or 15.3%. Growth in these loans occurred in the Company’s major markets in Missouri, Kansas and Illinois. At December 31, 2001, non-accrual balances amounted to $5.4 million, or .4% of the loans in this category, compared to $7.9 million at year end 2000. The Company experienced net charge-offs of $90 thousand in 2001 and $1.1 million in 2000. This category includes mortgage loans secured by commercial properties which are primarily located in the local and regional markets of the affiliate banks.

Real Estate-Personal

      The mortgage loans in this category are extended, predominantly, for owner-occupied residential properties. At December 31, 2001, there were $1.29 billion in loans outstanding compared to $1.40 billion at December 31, 2000, reflecting a decrease of $109.8 million, or 7.9%. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, but sells fixed rate loans to other organizations. During 2001, in a declining rate environment, more fixed rate loans were originated but not retained, causing the decline in loans. The Company typically does not experience significant problem credits in this category. There were net charge-offs of $370 thousand in 2001 compared to $194 thousand in 2000. The non-accrual balances of loans in this category decreased to $147 thousand at December 31, 2001, compared to $264 thousand at year end 2000. The five year history of net charge-offs on the personal real estate loan category reflects nominal losses, and credit quality is considered to be strong.

Personal Banking

      Total personal banking loans were $1.51 billion at December 31, 2001, and reflected a decrease of $126.8 million, or 7.7%, from the previous year. At December 31, 2001, personal banking loans consisted of installment loans (mainly auto) of $1.02 billion, home equity loans of $253.3 million and student loans of $238.1 million. In addition, $365.6 million were outstanding in unused home equity lines of credit, which can be drawn at the discretion of the borrower. These home equity lines are secured by first or second mortgages on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property. Given reasonably stable real estate values over time, the collateral margin improves with the regular amortization of mortgage loans. Approximately 36% of the loans in the personal banking category are extended on a floating interest rate basis. Net charge-offs were $8.8 million in 2001 compared to $8.2 million in 2000. The majority of personal banking loan losses were related to indirect paper purchases secured by automobiles.

Credit Card

      Total credit card loans amounted to $510.3 million at December 31, 2001, compared to $524.9 million at December 31, 2000. The credit card portfolio is concentrated within regional markets served by the Company. Approximately 60% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with a subsidiary bank. The Company has a variety of credit card products which offer ATM access to either advances against the credit card account or transactions against related deposit accounts. Approximately 84% of the outstanding credit card loans have a floating interest rate. Net charge-offs amounted to $19.0 million in 2001, which was a $3.2 million increase over 2000. The increase in losses was consistent with industry trends reflecting higher delinquency and bankruptcy levels, especially during the early part of 2001. The net charge-off ratios of 3.9% in 2001 and 3.2% in 2000 remain well below national averages. The Company refrains from national pre-approved mailing techniques which have caused some of the credit card problems experienced by other banking companies. Significant changes in loss trends are not currently anticipated by management.

Allowance for Loan Losses

      The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of an allocated and an unallocated component. To determine the allocated component of the allowance, the Company combines estimates of the reserves needed for loans evaluated on an individual basis with estimates of reserves needed for pools of loans with similar risk characteristics.

      Loans subject to individual evaluation generally consist of commercial and commercial real estate loans. These loans are analyzed and segregated by risk category according to the Company’s “watch list”, which is an internal risk rating system. Loans judged to reflect the highest risk profiles are evaluated individually for repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Other loans identified on the Company’s “watch list” but not individually reviewed are aggregated and reserves are recorded using migration models, that track actual portfolio movements from problem asset loan grades to loss over a 5 to 10 year period. In the case of other more homogeneous loan portfolios, including auto loans, residential mortgages, home equity loans and credit card loans, the determination of the allocated reserve is computed on a pooled basis. For these loan pools, historical loss ratios by loan type, current loss and past due experience, and management’s judgment of recent and forecasted economic effects on portfolio performance are factors utilized to determine the appropriate reserve amounts.

      To mitigate the imprecision inherent in estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. This portion of the allowance includes management’s determination of the amounts necessary to offset credit risk issues associated with loan concentrations, economic uncertainties, industry concerns, adverse market changes in estimated or appraised collateral values, and other subjective factors. As such, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

      The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rests upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in portfolio risk ratings, levels of non-performing assets, prevailing regional and national economic conditions, and the Company’s ongoing examination process including that of its regulators. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company’s senior management and Board of Directors.

Such reviews also assist management in establishing the level of the allowance. The Company’s subsidiary banks continue to be subject to examination by the Office of the Comptroller of the Currency (OCC) and examinations are conducted throughout the year targeting various segments of the loan portfolio for review. In addition to the examination of subsidiary banks by the OCC, the Parent and its non-bank subsidiaries are examined by the Federal Reserve Bank.

      The allowance for loan losses was 1.70% of loans outstanding at December 31, 2001 compared to 1.62% at December 31, 2000. The allowance for loan losses at year end covered non-performing assets (defined as non-accrual loans and foreclosed real estate) by 422%. Net charge-offs totaled $37.4 million in 2001 compared to $29.8 million in 2000. The ratio of net charge-offs to average loans outstanding in 2001 was .48% compared to .38% in 2000 and .41% in 1999. The provision for loan losses was $36.4 million, lower than 2001 net charge-offs by $991 thousand, compared to a provision of $35.2 million in 2000 and $35.3 million in 1999. The allowance at December 31, 2001, represented a 3.5 times multiple of net loan losses for 2001.

      Credit card loans outstanding at December 31, 2001 amounted to $510.3 million, or 6.7% of total loans. Net charge-offs on these loans increased to 3.88% of average credit card loans in 2001 compared to 3.17% in 2000. This increase in net charge-offs was consistent with industry trends, but the Company’s net charge-off experience for its credit card portfolio has been significantly better than industry averages. Delinquency trends rose slightly in the fourth quarter of 2001 for both the Company and the industry but the Company is still well below industry delinquency averages. The Company considers the allowance for loan losses of $130.0 million adequate to cover losses inherent in the loan portfolio at December 31, 2001.

      The schedule which follows summarizes the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31

(Dollars in thousands)	2001	2000	1999	1998	1997

Net loans outstanding at end of year (A)	$7,638,482	$7,906,665	$7,576,892	$7,046,852	$6,224,381

Average loans outstanding (A)	$7,809,931	$7,802,041	$7,216,867	$6,596,831	$5,815,192

Allowance for loan losses:
Balance at beginning of year	$128,445	$123,042	$117,092	$105,918	$98,223

Additions to allowance through charges to expense	36,423	35,159	35,335	36,874	31,354
Allowances of acquired banks	2,519	—	—	5,808	4,275

Loans charged off:
Business	12,389	7,027	7,444	7,827	5,734
Real estate – construction	127	32	544	211	300
Real estate – business	751	1,162	624	212	113
Real estate – personal	389	322	933	279	401
Personal banking	13,959	12,887	10,544	10,372	8,472
Credit card	23,180	19,896	20,449	23,465	23,163

Total loans charged off	50,795	41,326	40,538	42,366	38,183

Recovery of loans previously charged off:
Business	3,304	2,419	2,540	2,578	2,992
Real estate – construction	78	150	110	402	340
Real estate – business	661	73	337	651	500
Real estate – personal	19	128	251	83	70
Personal banking	5,144	4,699	3,898	3,533	3,420
Credit card	4,175	4,101	4,017	3,611	2,927

Total recoveries	13,381	11,570	11,153	10,858	10,249

Net loans charged off	37,414	29,756	29,385	31,508	27,934

Balance at end of year	$129,973	$128,445	$123,042	$117,092	$105,918

Ratio of net charge-offs to average loans outstanding	.48%	.38%	.41%	.48%	.48%
Ratio of allowance to loans at end of year	1.70%	1.62%	1.62%	1.66%	1.70%
Ratio of provision to average loans outstanding	.47%	.45%	.49%	.56%	.54%

(A)	Net of unearned income; before deducting allowance for loan losses

     The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2001		2000		1999		1998		1997

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$40,687	31.5%	$36,147	33.6%	$33,810	33.8%	$30,817	35.0%	$25,807	33.0%
RE – construction	4,732	5.4	4,232	4.8	4,253	4.7	4,165	4.6	3,493	3.7
RE – business	20,907	19.7	19,614	16.5	18,416	16.5	15,358	14.2	14,652	14.9
RE – personal	3,367	16.9	3,335	17.7	3,300	18.2	3,162	18.6	3,031	18.5
Personal banking	18,710	19.8	16,413	20.8	15,426	19.9	14,080	20.0	12,007	21.1
Credit card	21,004	6.7	19,504	6.6	19,637	6.9	22,310	7.6	22,928	8.8
Unallocated	20,566	—	29,200	—	28,200	—	27,200	—	24,000	—

Total	$129,973	100.0%	$128,445	100.0%	$123,042	100.0%	$117,092	100.0%	$105,918	100.0%

Risk Elements Of Loan Portfolio

      Management reviews the loan portfolio continuously for evidence of problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan loss, and (if appropriate) partial or full loan charge-off. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Loans that are 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection, or they are 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as non-accrual. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. Interest is included in income after the loan is placed on non-accrual status only as interest is received and so long as management is satisfied there is no impairment of collateral values. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

      The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31

(Dollars in thousands)	2001	2000	1999	1998	1997

Non-accrual loans:
Business	$22,633	$9,598	$6,362	$6,590	$15,125
Real estate – construction	501	1,834	2,541	7,168	1,944
Real estate – business	5,377	7,854	3,644	2,787	4,314
Real estate – personal	147	264	373	947	1,888
Personal banking	161	67	59	339	111

Total non-accrual loans	28,819	19,617	12,979	17,831	23,382

Real estate acquired in foreclosure	1,949	1,707	1,347	2,521	994

Total non-performing assets	$30,768	$21,324	$14,326	$20,352	$24,376

Non-performing assets as a percentage of total loans	.40%	.27%	.19%	.29%	.39%

Non-performing assets as a percentage of total assets	.24%	.19%	.13%	.18%	.24%

Past due 90 days and still accruing interest:
Business	$1,643	$5,194	$4,428	$7,721	$6,419
Real estate – construction	554	215	1	500	580
Real estate – business	1,790	447	1,202	1,797	2,857
Real estate – personal	6,116	5,499	3,771	3,426	3,637
Personal banking	1,804	7,238	5,603	4,327	3,116
Credit card	7,792	8,077	6,312	6,758	7,774

Total past due 90 days and still accruing interest	$19,699	$26,670	$21,317	$24,529	$24,383

      The effect on interest income in 2001 of loans on non-accrual status at year end is presented below:

(In thousands)

Gross amount of interest that would have been recorded at original rate	$3,481
Interest that was reflected in income	1,044

Interest income not recognized	$2,437

      Total non-accrual loans at year end 2001 increased $9.2 million over 2000 levels, mainly attributable to two business loans placed on non-accrual in 2001, which totaled $12.5 million. Non-accrual loans decreased $2.5 million in business real estate loans and $1.3 million in construction real estate loans. Real estate which was acquired in foreclosure, which is comprised mainly of small residential properties, increased $242 thousand over year end 2000. Total non-performing assets remain low compared to the Company’s peers, with the non-performing assets to total loans ratio at .40%. Loans past due 90 days and still accruing interest decreased $7.0 million at year end 2001 compared to 2000. This decline was mainly due to decreases in delinquency for personal banking loans and business loans, partly offset by an increase in business real estate loans.

      The Company engages in certain venture capital activities through direct venture investments and a wholly-owned venture capital subsidiary. At December 31, 2001, these debt and equity investments had a carrying value of $11.5 million and funded 10 companies or partnerships. Many of these investments are not readily marketable. In addition, the Company’s venture capital subsidiary is qualified as a Missouri Certified Capital Company. This certification expands its investment opportunities to Missouri businesses with less than $4 million in revenues. Investments held under this certification were $1.3 million at year end 2001.

      The Company organized a $30 million limited partnership venture fund in 1993 with 49% outside funding and no outside debt, which is managed by a subsidiary. The partnership has a 10 year life, and the Company has satisfied its total funding commitment to the partnership of $15.5 million. At December 31, 2001, the Company’s investment in this partnership was $8.0 million. The Company plans to organize a second limited partnership venture fund in 2002, with an expected investment of approximately $50 million from the Company. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, management believes the potential for long-term gains in these investments outweighs the potential risks.

      At December 31, 2001, the banking subsidiaries held fixed-rate residential real estate loans of approximately $36.7 million at lower of cost or market, which are to be resold to secondary markets within approximately three months.

      There were no loan concentrations of multiple borrowers in similar activities at December 31, 2001, which exceeded 10% of total loans. The Company’s aggregate legal lending limit to any single or related borrowing entities is in excess of $125 million. The largest exposures generally do not exceed $70 million.

Investment Securities Analysis

      During 2001, total investment securities increased $1.74 billion to $3.65 billion (excluding unrealized gains/ losses) compared to $1.92 billion at the previous year end. The increase resulted from purchases of new securities with liquidity obtained from increases in both interest bearing and non-interest bearing deposits, and a decline in loans. The growth in investment securities occurred mainly in CMO’s and asset-backed securities. The average tax equivalent yield on total investment securities was 5.68% in 2001 and 6.27% in 2000.

      At December 31, 2001, available for sale securities totaled $3.65 billion, which included a net unrealized gain in fair value of $66.0 million. The amount of the related after tax unrealized gain reported in stockholders’ equity was $40.9 million. Approximately half of the unrealized gain in fair value related to marketable equity securities held by the Parent, with the remainder relating to federal agency and CMO’s and asset-backed securities held by bank subsidiaries. The market value of the available for sale portfolio will vary as interest rates change; however, management expects normal maturities from the securities portfolio to meet most of the Company’s liquidity needs. Non-marketable equity securities, which are carried at cost (less allowances for other than temporary declines in value) are generally held by the Parent and non-bank subsidiaries due to regulatory restrictions, except for Federal Reserve Bank stock held by bank subsidiaries.

      Investment securities at year end for the past two years are shown below:

	December 31

(In thousands)	2001	2000

Amortized Cost
U.S. government and federal agency obligations	$1,129,757	$745,645
State and municipal obligations	42,075	62,280
CMO’s and asset-backed securities	2,165,776	921,741
Other debt securities	65,840	99,963
Equity securities	237,842	64,855
Trading securities	12,265	20,674

Total	$3,653,555	$1,915,158

Fair Value
U.S. government and federal agency obligations	$1,147,615	$749,620
State and municipal obligations	43,209	62,734
CMO’s and asset-backed securities	2,176,551	908,220
Other debt securities	66,054	99,731
Equity securities	273,824	99,924
Trading securities	12,265	20,674

Total	$3,719,518	$1,940,903

      A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 2001, is presented in the Investment Securities note to the consolidated financial statements. U.S. government and federal agency obligations comprise 31% of the investment portfolio at December 31, 2001, with a weighted average yield of 4.53% and an estimated average maturity of 3.3 years; CMO’s and asset-backed securities comprise 59% with a weighted average yield of 5.63% and an estimated average maturity of 3.6 years.

      Other debt and equity securities above include Federal Reserve Bank stock and other bonds, notes, mutual funds, commercial paper and corporate stock (held primarily by non-banking entities). The tax equivalent yield on these securities in 2001 computed on average balances invested was 4.27%.

Deposits and Borrowings

      Deposits are the primary funding source for the Company’s banks, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $10.03 billion at year end 2001 compared to $9.08 billion at year end 2000, reflecting an increase of $950.2 million, or 10.5%. On a yearly average basis, deposits increased $526.3 million, or 5.9%, during 2001 compared to 2000. The liquidity provided by the increase was invested in the Company’s long-term investment portfolio and in overnight investments.

      The following table shows year end deposits by type as a percentage of total deposits.

	December 31

	2001	2000

Non-interest bearing demand	15.8%	17.2%
Savings and interest bearing demand	56.3	55.6
Time open and C.D.’s of less than $100,000	21.8	22.9
Time open and C.D.’s of $100,000 and over	6.1	4.3

Total deposits	100.0%	100.0%

      Core deposits (defined as all non-interest and interest bearing deposits, excluding short-term C.D.’s of $100,000 and over) supported 85% of average earning assets in 2001 and 87% in 2000. Average balances by major deposit category for the last six years appear at the end of this discussion. Maturity schedules of time deposits outstanding at December 31, 2001, appear in the Interest Rate Sensitivity portion of this discussion and in the Deposits note to the consolidated financial statements.

      Short-term borrowings consist mainly of federal funds purchased and securities sold under agreements to repurchase. Balances outstanding at year end 2001 were $1.09 billion, a $543.5 million increase over $543.9 million outstanding at year end 2000. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average balance of federal funds purchased and repurchase agreements decreased $170.6 million in 2001 from 2000, and increased $156.6 million in 2000 over 1999. The average rate paid on these borrowings during 2001 was 3.19%.

      Subsidiary banks also borrow from the Federal Home Loan Bank (FHLB). At year end 2001 these advances totaled $375.1 million, of which $100.0 million is due in 2002 and $250.0 million is due in 2003. Of the FHLB advances outstanding at year end, $305.5 million had a floating rate and $69.6 million had a fixed rate. The average rate paid on FHLB advances during 2001 was 4.75%. The weighted average year end rate on outstanding FHLB advances at December 31, 2001, was 2.95%. Additional long-term debt includes $11.8 million borrowed from insurance companies to fund a venture capital initiative.

Liquidity and Capital Resources

      The liquid assets of the Parent consist primarily of securities purchased under agreements to resell and available for sale securities, which include readily marketable equity securities, U.S. government and federal agency securities, and commercial paper. These assets totaled $142.6 million at cost and $175.2 million at fair value at December 31, 2001 compared to $96.3 million at cost and $127.6 million at fair value at December 31, 2000. Total liabilities of the Parent at December 31, 2001 decreased to $13.4 million from $17.2 million at December 31, 2000. These liabilities consisted mainly of accrued income taxes, salaries, and employee benefits. The Parent had no third-party short-term borrowings or long-term debt during 2001. Primary sources of funds for the Parent are dividends and management fees from its subsidiary banks, which were $157.5 million and $33.8 million, respectively, in 2001. The subsidiary banks may distribute dividends without prior regulatory approval that do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. No commercial paper was outstanding during the past three years. This credit availability, along with available secured short-term borrowings from an affiliate bank, should provide adequate funds to meet outstanding or future commitments of the Parent. Management is not aware of any factors that would cause these ratings to be adversely impacted.

      The liquid assets held by bank subsidiaries include available for sale securities, which consist mainly of investments in U.S. government, federal agency, mortgage-backed and asset-backed securities. The available for sale bank portfolio totaled $3.47 billion at December 31, 2001, including an unrealized net gain of $29.4 million. Investment securities maturing in 2002 and 2003 total approximately $360 million and $113 million, respectively.

      The Company continues to maintain a sound equity to assets ratio of 10.42%, based on 2001 average balances. At December 31, 2001, the Company and each of its banking subsidiaries exceeded the minimum risk based capital requirements established by banking regulatory agencies. These requirements specify ratios which represent capital, defined as Tier 1 and Total, as a percentage of assets and off-balance-sheet items which have been weighted according to broad risk categories. A leverage ratio compares Tier 1 capital to adjusted average assets. At December 31, 2001, the consolidated Tier 1 and Total capital ratios were 12.28% and 13.64%, respectively, and the leverage ratio was 9.81%. The minimum ratios for well-capitalized banks are 6.00% for Tier 1 capital, 10.00% for Total capital and 5.00% for the leverage ratio.

      The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and due from banks of $207.5 million in 2001. Financing activities provided cash of $1.38 billion, resulting from a $788.0 million increase in deposits, a $539.5 million increase in borrowings of federal funds, and a $150 million increase in FHLB advances, net of repayments. In addition, operating activities, which typically generate significant liquidity, provided $273.7 million in cash, mainly due to net income. Cash of $1.45 billion was used by investing activities, which included a $1.69 billion net increase in investment securities, partly offset by a $429.0 million net decrease in loans. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet that cash flow. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

      Cash and stock requirements for acquisitions, funding of various employee benefit programs and dividends were as follows:

(In millions)	2001	2000	1999

Use of cash
Purchases of treasury stock	$58.7	$98.7	$81.6
Exercise of stock options, sales to affiliate non-employee directors and restricted stock awards, net	(6.6)	(3.4)	(3.5)
Cash dividends	40.3	37.6	36.1

Use of stock
Acquisition-related issuance of new stock	34.4	—	—

      In February 2002, the Board of Directors authorized the Company to purchase additional shares of common stock under its stock repurchase program, which brought the total purchase authorization to 3,000,000 shares. The Company has routinely used these reacquired shares to fund the Company’s annual 5% stock dividends and various employee benefit programs. During 2001, the Company acquired approximately 1,574,000 shares under Board authorizations at an average price of $37.29.

      Per share cash dividends paid by the Company increased 8.5% during 2001 compared to 2000. Total return to shareholders, including cash and stock dividends and changes in stock price, was 3.8% for the past three years and 11.8% for the past five years. In February 2002, the Board of Directors increased the cash dividend per share by 6.6% over 2001, making 2002 the 34th consecutive year the Company has increased cash dividends.

      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $3.20 billion (excluding approximately $2.49 billion in unused approved lines of credit related to credit card loan agreements) and standby letters of credit, net of participations to non-affiliated companies, totaling $333.5 million at December 31, 2001. The Company has various other financial instruments with off-balance-sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

Interest Rate Sensitivity

      The Asset/Liability Management Committee measures and manages the Company’s interest rate risk sensitivity on a monthly basis to maintain stability in earnings throughout various rate environments. Three main analytical tools provide management insight into the Company’s exposure to changing rates: repricing or GAP reports, net interest income simulations, and market value analyses. These measurement tools indicate that the Company is currently within acceptable risk guidelines as set by management.

      The repricing schedule which follows shows a summary of the maturity or repricing timing of asset and liability principal cash flows. The interest sensitivity gap portrays the timing of net repricing risk within the Company’s balance sheet. A negative sensitivity gap would indicate that more liabilities will be repricing within that particular time frame such that, if rates rise, liabilities will be repricing up faster than assets. A positive gap would indicate the opposite. GAP reports typically capture only the repricing timing within the balance sheet and are less accurate in capturing other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments, while embedded options risk addresses the potential for the alteration of the level and/or timing of cash flows given changes in rates. Quantifying these additional risks within a repricing context would make the gap position in the first year more positive, as the recognition of mortgage prepayments would shorten the duration of assets and partial repricing of some deposits would lengthen the duration of liabilities.

      The Company’s main interest rate measurement tool is income simulation, which projects net interest income under various rate scenarios in order to quantify the magnitude and timing of potential rate-related changes in net interest income. Income simulations are able to capture more of the dynamics within the balance sheet such as basis risk and embedded options risk. Management has set guidelines specifying acceptable limits within which net interest income can change under various rate change scenarios. These rate movements include a “most likely” rate forecast provided by an outside vendor, as well as six “shock” scenarios which are intended to capture interest rate risk under adverse conditions by immediately shifting rates up and down. Simulation results indicate that the Company is within all limits. Interest rate risk is also measured by simulating changes in net interest income under gradually rising and declining parallel shift scenarios, as well as scenarios which allow for twists in the shape of the yield curve. The composition of products on the balance sheet is assumed to remain constant so that the analyses capture risks to the current balance sheet mix only. As of December 31, 2001, various gradual basis point shifts in the LIBOR yield curve would be expected to have the following impact on twelve month net interest income.

	Increase	% of Net
(Dollars in millions)	(Decrease)	Interest Income

200 basis points rising	$(7.6)	(1.5)%
100 basis points rising	(3.6)	(.7)
100 basis points falling	2.3	.5

      The Company also uses market value analyses to help identify longer-term risks that may reside on the current balance sheet. This is considered a secondary risk measurement tool by management. The Company measures the market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current LIBOR curve plus appropriate credit and rate risk spreads. It is the change in the market value of equity under different rate environments which gives insight into the magnitude of risk to future earnings due to rate changes. Management has set limits concerning potential declines in the market value of equity within which it feels comfortable that risk is relatively low. Current results show that the Company is within these limits. Market value analyses also help management understand the price sensitivity of non-marketable bank products under different rate environments.

      During the year, the Federal Reserve reduced target interest rates eleven times. Earning assets tied to variable rates repriced downward, lowering interest income. At the same time, rates on deposit balances were also reduced. The reduction in interest rates paid on interest checking and personal savings accounts, however, was limited by the already low rate structure of these accounts, causing an overall decline in net interest income. Strong growth in deposits during the year resulted in additional funds being invested in earning assets, which generated additional interest income and helped to offset some of the effects of the lower interest environment. Also, new variable rate short-term borrowings used to purchase fixed rate investment securities aided in offsetting the effects of declining rates.

      The Company’s balance sheet is well-diversified, with strong liquidity and lower exposures to volatile purchased funding. The use of derivative products is limited. The deposit base is strong and stable with only 6% of the total comprised of C.D.’s of $100,000 and over. The loan to deposit ratio is still at relatively lower levels, which should present the Company with opportunities to fund future loan growth at reasonable costs.

      The following is an analysis of sensitivity gaps of interest earning assets and interest bearing liabilities:

Repricing and Interest Rate Sensitivity Analysis

December 31, 2001

	1-3	4-6	7-12	1-5	Over 5
(Dollars in thousands)	Months	Months	Months	Years	Years	Total

Interest earning assets:
Loans, net of unearned income	$3,487,030	$243,209	$812,575	$2,706,057	$389,611	$7,638,482
Investment securities	338,565	14,571	193,062	2,467,928	705,392	3,719,518
Federal funds sold and securities purchased under agreements to resell	375,060	—	—	—	—	375,060

Total interest earning assets	4,200,655	257,780	1,005,637	5,173,985	1,095,003	11,733,060

Interest bearing liabilities:
Time open & C.D.’s of less than $100,000	703,020	517,142	466,742	497,571	3,973	2,188,448
Time open & C.D.’s of $100,000 & over	238,756	175,444	129,400	66,736	707	611,043
Savings and interest bearing demand(A)	2,618,612	1,381,012	293,051	965,471	394,570	5,652,716
Federal funds purchased and securities sold under agreements to repurchase	1,087,402	—	—	—	—	1,087,402
Long-term debt and other borrowings	320,707	50,211	432	2,285	18,951	392,586

Total interest bearing liabilities	4,968,497	2,123,809	889,625	1,532,063	418,201	9,932,195

Interest sensitivity gap	$(767,842)	$(1,866,029)	$116,012	$3,641,922	$676,802	$1,800,865

Cumulative interest sensitivity gap	$(767,842)	$(2,633,871)	$(2,517,859)	$1,124,063	$1,800,865

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	.85	.63	.68	1.12	1.18

(A)	The Company recognizes the fact that, although savings and other interest bearing demand deposits can potentially reprice or be withdrawn at any time, classifying these balances only within the 1 to 3 month time frame dramatically overstates their sensitivity. Historical trends and analyses have shown that the majority of these deposits neither reprice fully with market rates nor will customers significantly alter balances based on changes in market rates. These balances have been spread over longer time frames to reflect these findings.

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

      The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2001, mature within 30 days, and the longest period to maturity is 12 months.

      Additionally, interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward sale contracts in the secondary market.

      The Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. Because the Company generally enters into transactions only with high quality counterparties, losses associated with counterparty nonperformance on derivative financial instruments have been immaterial. The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default.

      The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2001 and 2000. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the December 31, 2001, balance sheet.

	2001			2000

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$24,912	$—	$(551)	$21,039	$193	$(46)

Foreign exchange contracts:
Forward contracts	99,232	3,373	(3,349)	195,519	6,129	(6,095)
Options written/purchased	1,950	2	(2)	1,936	1	(1)
Mortgage loan commitments	18,679	79	(162)	7,600	181	—
Mortgage loan forward sale contracts	43,758	921	(1)	23,526	—	(218)

Total at December 31	$188,531	$4,375	$(4,065)	$249,620	$6,504	$(6,360)

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

      During 2001, the Federal Reserve lowered interest rates an unprecedented eleven times. In periods of decreasing rates, deposits become less expensive and uses of funds are less expensive, thereby affecting the profitability of the related activities. The Company’s internal funds transfer pricing methodology uses a moving average market rate. It has decreased at a slower pace than the actual decrease in the Company’s average deposit rates, loan yields, and investment yields. The transfer pricing rate decrease in 2001 had the effect of improving the profitability of funds providers (Consumer segment), reducing profitability of funds users (Commercial segment), and reducing the investment portfolio profitability (outside of the segments). The drop in rates paid on deposits, and the even slower decline in the transfer pricing rate, helped the Consumer segment show significant improvement in its contribution to 2001 pre-tax income, more than offsetting both lower interest income on fewer loans and the increased interest expense on higher deposit balances.

Consumer

      The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage services. Pre-tax income for 2001 was $180.6 million, an increase of $40.7 million, or 29.1%, over 2000. Most of the increase was due to $42.7 million higher funding credits allocated to the segment. Direct net interest increased $7.2 million, partly offset by higher charge-offs of $4.2 million. Non-interest income rose $6.2 million, mainly due to credit card fees and deposit account charges. Credit card fees were higher due to growth in debit card fees, while deposit account charges increased due to higher overdraft and return items fees. Non-interest expense increased $11.1 million mainly due to higher costs for salaries and employee benefits and management fees, partly offset by lower data processing charges. Average loans directly related to the segment declined 3.1% in 2001 compared to 2000. Average deposits increased 5.4% during 2001 compared to a 3.6% decrease during 2000.

Commercial

      The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax income decreased $9.8 million, or 8.6%, from 2000. Direct net interest income decreased $47.3 million, or 14.1%, compared to the previous year due to the significant decline in interest rates during 2001. In addition, non-interest expense increased $5.9 million due to higher management fees and servicing costs. Partly offsetting these effects were a $39.0 million decrease in assigned funding costs and growth of $6.4 million in cash management fees. During 2001, total average loans increased 2.7%, compared to a 16.1% increase during 2000. Average deposits increased 3.1% during 2001, compared to a 4.3% decrease during 2000.

Money Management

      The Money Management segment consists of the trust and capital markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.15 billion in total assets. The Capital Markets group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income was $31.9 million in 2001 compared to $23.0 million in 2000, an increase of $8.9 million. Most of the increase was due to higher trading account profits in the Capital Markets group from increased sales to bank and other corporate customers. Trust fees were also higher due to growth in personal trust fees coupled with a higher than normal fee on a probate account, which outweighed the effects of declining asset valuations upon which fees are charged. Average assets increased $33.0 million, or 26.3%, over 2000 because of higher overnight investments. Average deposits increased $87.6 million due to increased sales of short-term certificates of deposit over $100 million to corporate customers.

Impact of Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”.

      The Company adopted the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Statement 141 required that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon evaluation, the Company determined that no such reclassifications were necessary. Statement  142 required the Company to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by March 31, 2002. The Company determined that no amortization period adjustments were necessary. To the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 by March 31, 2002. Any impairment loss will be measured as of January 1, 2002, and recognized as the cumulative effect of a change in accounting principle in the quarter ending March 31, 2002.

      In connection with Statement 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. At the present time, the Company has identified its reporting units, assigned assets and liabilities to those reporting units, and developed a process to assign goodwill and intangible assets to those units. By June 30, 2002, the Company must determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 statement of earnings.

      As of January 1, 2002, the Company had unamortized goodwill of approximately $44.0 million and unamortized identifiable intangible assets of approximately $6.8 million, all of which are subject to the transition provisions of Statement No. 142. Amortization expense related to goodwill was $4.7 million and $4.8 million for 2001 and 2000, respectively. As of January 1, 2002, amortization of goodwill will cease. The January 1, 2002, balance of intangible assets will continue to be amortized in 2002 and thereafter until the end of their expected useful lives in 2005. The adoption of Statement No. 142 is not expected to have a material effect on the financial statements of the Company.

      FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was adopted by the Company on January 1, 2002. This Statement establishes a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statement also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such in specific circumstances. The adoption of the new Statement is not expected to have a significant effect on the financial statements of the Company.

Effects of Inflation

      The impact of inflation on financial institutions differs significantly from that exerted on industrial entities. Financial institutions are not heavily involved in large capital expenditures used in the production, acquisition or sale of products. Virtually all assets and liabilities of financial institutions are monetary in nature and represent obligations to pay or receive fixed and determinable amounts not affected by future changes in prices. Changes in interest rates have a significant effect on the earnings of financial institutions. Higher interest rates generally follow the rising demand of borrowers and the corresponding increased funding requirements of financial institutions. Although interest rates are viewed as the price of borrowing funds, the behavior of interest rates differs significantly from the behavior of the prices of goods and services. Prices of goods and services may be directly related to that of other goods and services while the price of borrowing relates more closely to the inflation rate in the prices of those goods and services. As a result, when the rate of inflation slows, interest rates tend to decline while absolute prices for goods and services remain at higher levels. Interest rates are also subject to restrictions imposed through monetary policy, usury laws and other artificial constraints. The rate of inflation has been relatively low in recent years.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

      This report contains “forward-looking statements” within the meaning of the federal securities laws. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31

	2001			2000			1999

			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$2,556,796	$168,868	6.60%	$2,628,201	$215,199	8.19%	$2,424,416	$177,298	7.31%
Real estate – construction	409,262	29,598	7.23	382,106	33,364	8.73	352,767	27,612	7.83
Real estate – business	1,398,366	103,551	7.41	1,267,872	104,757	8.26	1,075,335	85,661	7.97
Real estate – personal	1,339,436	98,283	7.34	1,417,548	105,229	7.42	1,337,578	97,051	7.26
Personal banking	1,616,254	128,639	7.96	1,608,795	136,165	8.46	1,525,662	123,076	8.07
Credit card	489,817	62,668	12.79	497,519	70,256	14.12	501,109	65,193	13.01

Total loans	7,809,931	591,607	7.58	7,802,041	664,970	8.52	7,216,867	575,891	7.98

Investment securities:
U.S. government & federal agency	892,248	48,666	5.45	913,285	56,486	6.18	1,263,601	75,865	6.00
State & municipal obligations(B)	55,379	4,225	7.63	72,209	5,641	7.81	91,390	7,273	7.96
CMO’s and asset-backed securities	1,284,355	77,066	6.00	1,034,172	64,336	6.22	1,162,167	71,805	6.18
Trading securities	15,924	774	4.86	11,000	765	6.95	13,163	845	6.42
Other marketable securities (B)	159,897	6,742	4.22	86,133	5,895	6.84	116,431	6,993	6.01
Non-marketable securities	54,483	2,419	4.44	52,957	2,853	5.39	33,616	1,736	5.16

Total investment securities	2,462,286	139,892	5.68	2,169,756	135,976	6.27	2,680,368	164,517	6.14

Federal funds sold and securities purchased under agreements to resell	541,930	22,386	4.13	227,623	14,517	6.38	287,305	14,297	4.98

Total interest earning assets	10,814,147	753,885	6.97	10,199,420	815,463	8.00	10,184,540	754,705	7.41

Less allowance for loan losses	(129,978)			(125,887)			(119,567)
Unrealized gain (loss) on investment securities	56,296			(3,146)			41,438
Cash and due from banks	532,715			533,028			590,367
Land, buildings and equipment- net	286,166			244,877			228,236
Other assets	171,257			170,838			179,450

Total assets	$11,730,603			$11,019,130			$11,104,464

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$323,462	3,356	1.04	$316,532	5,516	1.74	$336,845	5,783	1.72
Interest bearing demand	5,253,024	97,746	1.86	4,896,337	144,398	2.95	5,073,867	126,014	2.48
Time open & C.D.’s of less than $100,000	2,259,161	121,851	5.39	2,068,653	112,182	5.42	2,182,804	109,857	5.03
Time open & C.D.’s of $100,000 and over	530,874	27,699	5.22	328,652	18,275	5.56	293,926	14,572	4.96

Total interest bearing deposits	8,366,521	250,652	3.00	7,610,174	280,371	3.68	7,887,442	256,226	3.25

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	607,187	19,372	3.19	777,782	44,964	5.78	621,160	27,827	4.48
Long-term debt and other borrowings(C)	296,041	13,775	4.65	104,958	6,613	6.30	26,627	884	3.32

Total borrowings	903,228	33,147	3.67	882,740	51,577	5.84	647,787	28,711	4.43

Total interest bearing liabilities	9,269,749	283,799	3.06%	8,492,914	331,948	3.91%	8,535,229	284,937	3.34%

Non-interest bearing demand deposits	1,101,174			1,331,220			1,372,100
Other liabilities	136,841			94,288			117,933
Stockholders’ equity	1,222,839			1,100,708			1,079,202

Total liabilities and equity	$11,730,603			$11,019,130			$11,104,464

Net interest margin (T/E)		$470,086			$483,515			$469,768

Net yield on interest earning assets			4.35%			4.74%			4.61%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			(2.78)%			2.93%			8.77%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Business loan interest income includes tax free loan income of $3,937,000 in 2001, $3,587,000 in 2000, $3,579,000 in 1999, $3,499,000 in 1998 and $3,144,000 in 1997, including tax equivalent adjustments of $1,266,000 in 2001, $1,118,000 in 2000, $1,153,000 in 1999, $1,122,000 in 1998 and $1,045,000 in 1997. State and municipal interest income includes tax equivalent adjustments of

Years Ended December 31

1998			1997			1996			Average
									Balance
		Average			Average			Average	Five Year
	Interest	Rates		Interest	Rates		Interest	Rates	Compound
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Growth
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Rate

$2,211,936	$171,290	7.74%	$1,835,546	$146,304	7.97%	$1,670,328	$131,652	7.88%	8.89%
257,920	21,123	8.19	247,530	21,458	8.67	168,220	14,670	8.72	19.46
955,057	79,850	8.36	824,356	70,539	8.56	719,377	61,845	8.60	14.22
1,256,118	94,399	7.52	1,068,668	84,255	7.88	990,069	77,568	7.83	6.23
1,402,676	119,894	8.55	1,308,293	112,572	8.60	1,262,166	109,065	8.64	5.07
513,124	68,776	13.40	530,799	71,521	13.47	511,424	67,493	13.20	(.86)

6,596,831	555,332	8.42	5,815,192	506,649	8.71	5,321,584	462,293	8.69	7.97

1,418,501	87,349	6.16	1,599,452	99,895	6.25	1,763,146	108,451	6.15	(12.74)
98,664	7,909	8.02	99,328	7,775	7.83	115,021	9,060	7.88	(13.60)
880,617	55,555	6.31	789,039	50,030	6.34	653,301	40,913	6.26	14.48
11,302	554	4.90	8,358	444	5.32	6,500	345	5.30	19.63
142,125	8,325	5.86	111,140	6,624	5.96	51,320	3,529	6.88	25.52
31,795	1,845	5.80	43,529	1,899	4.36	36,820	2,542	6.90	8.15

2,583,004	161,537	6.25	2,650,846	166,667	6.29	2,626,108	164,840	6.28	(1.28)

292,863	15,781	5.39	246,361	13,647	5.54	467,103	25,334	5.42	3.02

9,472,698	732,650	7.73	8,712,399	686,963	7.88	8,414,795	652,467	7.75	5.15

(110,904)			(102,145)			(98,312)			5.74
65,420			25,903			21,675			NM
608,981			635,444			623,523			(3.10)
218,201			213,087			208,967			6.49
215,227			187,513			194,278			(2.49)

$10,469,623			$9,672,201			$9,364,926			4.61

$317,833	7,369	2.32	$301,010	7,310	2.43	$299,018	7,165	2.40	1.58
4,377,794	134,773	3.08	3,776,101	126,719	3.36	3,656,476	121,367	3.32	7.52
2,197,549	118,581	5.40	2,160,892	116,798	5.41	2,195,628	119,366	5.44	.57
252,628	13,713	5.43	210,283	11,280	5.36	223,723	11,606	5.19	18.87

7,145,804	274,436	3.84	6,448,286	262,107	4.06	6,374,845	259,504	4.07	5.59

533,862	25,827	4.84	450,439	22,202	4.93	449,831	21,427	4.76	6.18
12,953	494	3.82	11,565	851	7.37	14,690	1,054	7.17	82.33

546,815	26,321	4.81	462,004	23,053	4.99	464,521	22,481	4.84	14.22

7,692,619	300,757	3.91%	6,910,290	285,160	4.13%	6,839,366	281,985	4.12%	6.27

1,622,429			1,750,171			1,559,157			(6.72)
125,362			69,539			74,374			12.97
1,029,213			942,201			892,029			6.51

$10,469,623			$9,672,201			$9,364,926			4.61%

	$431,893			$401,803			$370,482

		4.56%			4.61%			4.40%

		7.49%			8.45%			2.71%

$1,325,000 in 2001, $1,753,000 in 2000, $2,375,000 in 1999, $2,641,000 in 1998 and $2,583,000 in 1997. Interest income on other marketable securities includes tax equivalent adjustments of $332,000 in 2001, $424,000 in 2000, $551,000 in 1999, $416,000 in 1998 and $459,000 in 1997.
(C)	Interest expense of $747,000, $433,000, $312,000, $31,000 and $58,000 which was capitalized on construction projects in 2001, 2000, 1999, 1998 and 1997, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Year Ended December 31, 2001

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS

Loans:
Business(A)	$2,430	5.26%	$2,476	6.32%	$2,650	6.89%	$2,674	7.84%
Real estate – construction	413	5.86	414	7.23	418	7.46	392	8.47
Real estate – business	1,464	6.58	1,421	7.30	1,372	7.70	1,335	8.13
Real estate – personal	1,295	7.01	1,320	7.21	1,357	7.46	1,388	7.64
Personal banking	1,611	7.31	1,645	7.69	1,604	8.27	1,605	8.59
Credit card	486	11.51	483	12.10	487	13.14	503	14.39

Total loans	7,699	6.66	7,759	7.35	7,888	7.83	7,897	8.46

Investment securities:
U.S. government & federal agency	1,017	4.70	951	5.17	868	5.98	730	6.28
State & municipal obligations(A)	47	7.81	55	7.75	57	7.77	62	7.24
CMO’s and asset-backed securities	1,837	5.73	1,282	5.99	1,098	6.17	910	6.36
Trading securities	13	.97	15	5.88	16	4.24	19	7.32
Other marketable securities(A)	281	3.46	143	3.68	107	5.44	107	5.75
Non-marketable securities	55	2.69	57	5.91	53	4.37	53	4.74

Total investment securities	3,250	5.17	2,503	5.58	2,199	6.05	1,881	6.29

Federal funds sold and securities purchased under agreements to resell	301	2.12	698	3.58	586	4.40	584	5.59

Total interest earning assets	11,250	6.11	10,960	6.71	10,673	7.27	10,362	7.90

Less allowance for loan losses	(130)		(130)		(131)		(129)
Unrealized gain on investment securities	91		53		46		34
Cash and due from banks	530		532		554		514
Land, buildings and equipment – net	306		298		277		263
Other assets	159		175		180		172

Total assets	$12,206		$11,888		$11,599		$11,216

LIABILITIES AND EQUITY

Interest bearing deposits:
Savings	$330	.65	$330	.89	$328	1.04	$305	1.63
Interest bearing demand	5,580	1.03	5,469	1.61	5,040	2.11	4,915	2.85
Time open & C.D.’s under $100,000	2,280	4.85	2,300	5.26	2,284	5.63	2,170	5.87
Time open & C.D.’s $100,000 & over	579	4.33	545	5.12	530	5.62	468	5.99

Total interest bearing deposits	8,769	2.23	8,644	2.77	8,182	3.28	7,858	3.83

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	643	1.58	629	2.89	589	3.70	566	4.87
Long-term debt and other borrowings	414	3.35	326	4.53	211	5.71	231	6.24

Total borrowings	1,057	2.27	955	3.45	800	4.23	797	5.27

Total interest bearing liabilities	9,826	2.23%	9,599	2.84%	8,982	3.36%	8,655	3.96%

Non-interest bearing demand deposits	958		915		1,276		1,261
Other liabilities	142		140		135		129
Stockholders’ equity	1,280		1,234		1,206		1,171

Total liabilities and equity	$12,206		$11,888		$11,599		$11,216

Net interest margin (T/E)	$118		$117		$118		$117

Net yield on interest earning assets		4.16%		4.22%		4.44%		4.59%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2000

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,661	8.36%	$2,623	8.36%	$2,655	8.22%	$2,574	7.80%
Real estate – construction	378	8.84	397	9.09	386	8.67	367	8.29
Real estate – business	1,275	8.35	1,258	8.43	1,272	8.22	1,267	8.04
Real estate – personal	1,415	7.52	1,433	7.43	1,428	7.46	1,393	7.28
Personal banking	1,661	8.70	1,619	8.57	1,589	8.38	1,566	8.19
Credit card	501	14.47	498	14.54	490	13.76	501	13.70

Total loans	7,891	8.69	7,828	8.67	7,820	8.48	7,668	8.24

Investment securities:
U.S. government & federal agency	772	6.29	841	6.15	939	6.19	1,104	6.14
State & municipal obligations(A)	66	7.78	72	7.61	74	7.91	77	7.94
CMO’s and asset-backed securities	947	6.24	1,013	6.18	1,068	6.24	1,109	6.22
Trading securities	11	7.80	12	6.89	9	6.30	12	6.30
Other marketable securities(A)	88	7.24	84	6.94	83	6.45	89	6.73
Non-marketable securities	60	5.47	65	5.60	53	5.36	33	4.87

Total investment securities	1,944	6.34	2,087	6.23	2,226	6.27	2,424	6.24

Federal funds sold and securities purchased under agreements to resell	215	6.54	249	6.70	229	6.46	218	5.75

Total interest earning assets	10,050	8.19	10,164	8.12	10,275	7.96	10,310	7.71

Less allowance for loan losses	(128)		(127)		(125)		(123)
Unrealized gain (loss) on investment securities	14		(7)		(9)		(10)
Cash and due from banks	521		523		533		556
Land, buildings and equipment – net	254		246		241		238
Other assets	167		165		180		171

Total assets	$10,878		$10,964		$11,095		$11,142

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$302	1.75	$314	1.75	$328	1.74	$322	1.73
Interest bearing demand	4,810	3.10	4,841	3.05	4,972	2.89	4,965	2.76
Time open & C.D.’s under $100,000	2,063	5.80	2,050	5.58	2,066	5.22	2,096	5.10
Time open & C.D.’s $100,000 & over	349	5.95	334	5.47	323	5.73	308	5.04

Total interest bearing deposits	7,524	3.92	7,539	3.79	7,689	3.58	7,691	3.45

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	634	5.88	796	6.12	804	5.84	879	5.35
Long-term debt and other borrowings	183	6.60	125	6.61	84	6.09	26	3.26

Total borrowings	817	6.04	921	6.18	888	5.86	905	5.29

Total interest bearing liabilities	8,341	4.13%	8,460	4.05%	8,577	3.82%	8,596	3.64%

Non-interest bearing demand deposits	1,302		1,311		1,336		1,377
Other liabilities	109		91		90		87
Stockholders’ equity	1,126		1,102		1,092		1,082

Total liabilities and equity	$10,878		$10,964		$11,095		$11,142

Net interest margin (T/E)	$120		$122		$122		$120

Net yield on interest earning assets		4.76%		4.75%		4.77%		4.68%

(A)	Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year Ended December 31, 2001
	For the Quarter Ended

(In thousands, except per share data)	12/31/01	9/30/01	6/30/01	3/31/01

Interest income	$172,506	$184,545	$192,726	$201,185
Interest expense	(55,155)	(68,531)	(75,077)	(84,289)

Net interest income	117,351	116,014	117,649	116,896
Non-interest income	70,438	69,534	70,676	66,864
Salaries and employee benefits	(60,033)	(59,415)	(58,772)	(57,913)
Other expense	(49,679)	(50,656)	(52,947)	(50,223)
Provision for loan losses	(10,584)	(8,317)	(7,992)	(9,530)

Income before income taxes	67,493	67,160	68,614	66,094
Income taxes	(20,697)	(21,642)	(22,831)	(22,217)

Net income	$46,796	$45,518	$45,783	$43,877

Net income per share – basic*	$.71	$.69	$.69	$.67
Net income per share – diluted*	$.71	$.68	$.68	$.66

Weighted average shares – basic*	65,599	65,935	66,203	66,016
Weighted average shares – diluted*	66,334	66,715	66,912	66,935

Year Ended December 31, 2000
	For the Quarter Ended

(In thousands, except per share data)	12/31/00	9/30/00	6/30/00	3/31/00

Interest income	$206,095	$206,771	$202,472	$196,830
Interest expense	(86,329)	(86,087)	(81,462)	(77,637)

Net interest income	119,766	120,684	121,010	119,193
Non-interest income	67,839	64,182	63,991	56,796
Salaries and employee benefits	(55,723)	(55,107)	(54,963)	(54,863)
Other expense	(54,035)	(54,958)	(50,635)	(50,097)
Provision for loan losses	(8,067)	(8,216)	(10,211)	(8,665)

Income before income taxes	69,780	66,585	69,192	62,364
Income taxes	(23,557)	(21,092)	(23,589)	(21,109)

Net income	$46,223	$45,493	$45,603	$41,255

Net income per share – basic*	$.70	$.68	$.68	$.60
Net income per share – diluted*	$.69	$.67	$.67	$.60

Weighted average shares – basic*	65,948	66,631	67,487	68,416
Weighted average shares – diluted*	66,849	67,449	68,218	69,052

Year Ended December 31, 1999
	For the Quarter Ended

(In thousands, except per share data)	12/31/99	9/30/99	6/30/99	3/31/99

Interest income	$192,561	$189,412	$184,155	$184,498
Interest expense	(72,788)	(70,420)	(69,085)	(72,332)

Net interest income	119,773	118,992	115,070	112,166
Non-interest income	60,584	56,733	61,436	57,456
Salaries and employee benefits	(54,640)	(53,183)	(53,369)	(54,025)
Other expense	(52,401)	(51,483)	(51,238)	(48,676)
Provision for loan losses	(9,751)	(8,293)	(8,741)	(8,550)

Income before income taxes	63,565	62,766	63,158	58,371
Income taxes	(19,212)	(21,362)	(21,387)	(19,686)

Net income	$44,353	$41,404	$41,771	$38,685

Net income per share – basic*	$.64	$.60	$.59	$.55
Net income per share – diluted*	$.63	$.59	$.59	$.54

Weighted average shares – basic*	69,112	69,580	70,173	70,668
Weighted average shares – diluted*	69,950	70,456	71,126	71,676

*	Restated for the 5% stock dividend distributed in 2001.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is set forth on pages 24 through 26 of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Management’s Responsibility

      The management of Commerce Bancshares, Inc. is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements. The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly the Company’s financial position and results of operations. The financial information contained elsewhere in this report is consistent with that in the consolidated financial statements. The financial statements and other financial information in this report include amounts that are based on management’s best estimates and judgments giving due consideration to materiality.

      The Internal Audit department of the Company reviews, evaluates, monitors and makes recommendations on both administrative and accounting control, which acts an as integral, but independent, part of the system of internal controls.

      Through their audit the independent public accountants, KPMG LLP, appointed by the Board of Directors, upon the recommendation of the Audit Committee, provide an independent review of internal accounting controls and financial reporting. The independent public accountants have conducted such tests and related procedures as they have deemed necessary to form an opinion on the fairness of the presentation of the financial statements.

      The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees of the Company, meets periodically with the management, internal auditors and independent public accountants to ensure that each is discharging its responsibilities. Both the internal auditors and the independent public accountants have free access to the Audit Committee without management present. The committee also reviews significant changes in (1) accounting policies, (2) internal accounting controls, and (3) financial statements prepared for public distribution.

      The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safe-guarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2001, management believes that the internal controls are in place and operating effectively.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Commerce Bancshares, Inc.:

      We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

January 31, 2002

Kansas City, Missouri

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31

	2001	2000

	(In thousands)

ASSETS
Loans, net of unearned income	$7,638,482	$7,906,665
Allowance for loan losses	(129,973)	(128,445)

Net loans	7,508,509	7,778,220

Investment securities:
Available for sale	3,654,919	1,864,991
Trading	12,265	20,674
Non-marketable	52,334	55,238

Total investment securities	3,719,518	1,940,903

Federal funds sold and securities purchased under agreements to resell	375,060	241,835
Cash and due from banks	824,218	616,724
Land, buildings and equipment — net	313,383	257,629
Goodwill and core deposit premium — net	50,580	58,182
Other assets	111,538	221,624

Total assets	$12,902,806	$11,115,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$1,579,759	$1,564,907
Savings and interest bearing demand	5,652,716	5,049,729
Time open and C.D.’s of less than $100,000	2,188,448	2,081,057
Time open and C.D.’s of $100,000 and over	611,043	386,045

Total deposits	10,031,966	9,081,738

Federal funds purchased and securities sold under agreements to repurchase	1,087,402	543,874
Long-term debt and other borrowings	392,586	224,684
Other liabilities	118,369	121,066

Total liabilities	11,630,323	9,971,362

Stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 65,575,525 shares in 2001 and 62,655,891 shares in 2000	327,878	313,279
Capital surplus	213,888	147,436
Retained earnings	700,230	671,147
Treasury stock of 138,565 shares in 2001 and 78,513 shares in 2000, at cost	(5,187)	(2,895)
Other	(1,749)	(1,179)
Accumulated other comprehensive income	37,423	15,967

Total stockholders’ equity	1,272,483	1,143,755

Total liabilities and stockholders’ equity	$12,902,806	$11,115,117

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31

(In thousands, except per share data)	2001	2000	1999

INTEREST INCOME
Interest and fees on loans	$590,341	$663,852	$574,738
Interest on investment securities	138,235	133,799	161,591
Interest on federal funds sold and securities purchased under agreements to resell	22,386	14,517	14,297

Total interest income	750,962	812,168	750,626

INTEREST EXPENSE

Interest on deposits:
Savings and interest bearing demand	101,102	149,914	131,797
Time open and C.D.’s of less than $100,000	121,851	112,182	109,857
Time open and C.D.’s of $100,000 and over	27,699	18,275	14,572
Interest on federal funds purchased and securities sold under agreements to repurchase	19,372	44,964	27,827
Interest on long-term debt and other borrowings	13,028	6,180	572

Total interest expense	283,052	331,515	284,625

Net interest income	467,910	480,653	466,001
Provision for loan losses	36,423	35,159	35,335

Net interest income after provision for loan losses	431,487	445,494	430,666

NON-INTEREST INCOME
Trust fees	62,753	58,588	55,773
Deposit account charges and other fees	84,486	71,025	68,538
Credit card transaction fees	54,583	51,453	44,466
Trading account profits and commissions	15,332	8,594	10,310
Mortgage banking revenue	6,195	3,521	4,937
Net gains on securities transactions	3,722	541	892
Other	50,441	59,086	51,293

Total non-interest income	277,512	252,808	236,209

NON-INTEREST EXPENSE
Salaries and employee benefits	236,133	220,656	215,217
Net occupancy	32,027	30,381	27,950
Equipment	21,991	20,673	20,612
Supplies and communication	33,778	34,048	33,800
Data processing and software	47,178	48,664	44,350
Marketing	12,914	13,274	12,915
Goodwill and core deposit amortization	7,601	8,016	8,528
Other	48,016	54,669	55,643

Total non-interest expense	439,638	430,381	419,015

Income before income taxes	269,361	267,921	247,860
Less income taxes	87,387	89,347	81,647

Net income	$181,974	$178,574	$166,213

Net income per share — basic	$2.76	$2.66	$2.38
Net income per share — diluted	$2.73	$2.63	$2.35

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

(In thousands)	2001	2000	1999

OPERATING ACTIVITIES
Net income	$181,974	$178,574	$166,213

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	36,423	35,159	35,335
Provision for depreciation and amortization	37,879	36,786	35,412
Accretion of investment security discounts	(1,585)	(2,279)	(3,064)
Amortization of investment security premiums	7,012	4,210	10,878
Provision (benefit) for deferred income taxes	(7,501)	(2,583)	(7,983)
Net gains on securities transactions	(3,722)	(541)	(892)
Net (increase) decrease in trading securities	7,471	4,386	(10,057)
(Increase) decrease in interest receivable	7,494	(4,339)	3,978
Increase (decrease) in interest payable	(13,250)	11,444	(5,124)
Other changes, net	21,552	(24,389)	(12,970)

Net cash provided by operating activities	273,747	236,428	211,726

INVESTING ACTIVITIES
Net cash received in acquisition	15,035	—	—
Cash paid in sales of branches	(4,282)	(20,226)	(25,179)
Proceeds from sales of available for sale securities	340,947	201,851	117,268
Proceeds from maturities of available for sale securities	1,870,448	1,391,133	1,528,288
Purchases of available for sale securities	(3,906,151)	(1,025,442)	(1,206,850)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(119,600)	(3,233)	22,933
Net (increase) decrease in loans	429,024	(394,928)	(552,313)
Purchases of land, buildings and equipment	(78,598)	(49,079)	(43,923)
Sales of land, buildings and equipment	2,697	1,773	6,014

Net cash provided by (used in) investing activities	(1,450,480)	101,849	(153,762)

FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand, savings and interest bearing demand deposits	604,373	(48,754)	(277,804)
Net increase (decrease) in time open and C.D.’s	183,641	74,374	(142,883)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	539,492	(498,555)	424,599
Repayment of long-term debt and other borrowings	(100,897)	(840)	(1,175)
Additional long-term debt and other borrowings	250,000	200,000	—
Purchases of treasury stock	(58,685)	(98,720)	(81,648)
Issuance under stock purchase, option and benefit plans	6,557	3,398	3,486
Cash dividends paid on common stock	(40,254)	(37,613)	(36,054)

Net cash provided by (used in) financing activities	1,384,227	(406,710)	(111,479)

Increase (decrease) in cash and cash equivalents	207,494	(68,433)	(53,515)
Cash and cash equivalents at beginning of year	616,724	685,157	738,672

Cash and cash equivalents at end of year	$824,218	$616,724	$685,157

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Capital	Retained	Treasury		Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Stock	Other	Income (Loss)	Total

Balance, December 31, 1998	$306,763	$106,159	$624,256	$(8,561)	$(904)	$53,072	$1,080,785

Net income			166,213				166,213
Other comprehensive loss, net of tax						(54,294)	(54,294)

Total comprehensive income							111,919

Purchase of treasury stock				(81,648)			(81,648)
Cash dividends paid ($.518 per share)			(36,054)				(36,054)
Issuance under stock purchase, option and award plans, net		(5,944)		10,883	(12)		4,927
5% stock dividend, net	5,377	28,958	(111,669)	77,237			(97)

Balance, December 31, 1999	312,140	129,173	642,746	(2,089)	(916)	(1,222)	1,079,832

Net income			178,574				178,574
Other comprehensive income, net of tax						17,189	17,189

Total comprehensive income							195,763

Purchase of treasury stock				(98,720)			(98,720)
Cash dividends paid ($.562 per share)			(37,613)				(37,613)
Issuance under stock purchase, option and award plans, net		(2,535)		7,439	(263)		4,641
5% stock dividend, net	1,139	20,798	(112,560)	90,475			(148)

Balance, December 31, 2000	313,279	147,436	671,147	(2,895)	(1,179)	15,967	1,143,755

Net income			181,974				181,974
Other comprehensive income, net of tax						21,373	21,373

Total comprehensive income							203,347

Purchase of treasury stock				(58,685)			(58,685)
Cash dividends paid ($.610 per share)			(40,254)				(40,254)
Issuance under stock purchase, option and award plans, net	123	(5,670)		15,507	(570)		9,390
Pooling acquisition	4,384	5,414	5,198			83	15,079
5% stock dividend, net	10,092	66,708	(117,835)	40,886			(149)

Balance, December 31, 2001	$327,878	$213,888	$700,230	$(5,187)	$(1,749)	$37,423	$1,272,483

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Nature of Operations

      Commerce Bancshares, Inc. (the Company) conducts its principal activities through its banking and non-banking subsidiaries from approximately 340 locations throughout Missouri, Illinois and Kansas. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance, venture capital and real estate activities.

Basis of Presentation

      The Company follows accounting principles generally accepted in the United States of America (GAAP) and reporting practices applicable to the banking industry. The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. While the consolidated financial statements reflect management’s best estimates and judgment, actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its substantially wholly-owned subsidiaries (after elimination of all material intercompany balances and transactions). Certain amounts for prior years have been reclassified to conform to the current year presentation.

Acquisitions/ Intangible Assets

      In the accompanying consolidated financial statements, the cost in excess of the fair value of net assets acquired in purchase business combinations (goodwill) has been amortized using the straight-line method over periods of 15-25 years through December 31, 2001. When facts and circumstances indicated potential impairment, the Company has evaluated the recoverability of asset carrying values, including goodwill, using estimates of undiscounted future cash flows over remaining asset lives. Any impairment loss was measured by the excess of carrying values over fair values. Core deposit intangibles have been amortized over a maximum of 10 years using accelerated methods. Results of operations of companies acquired in purchase business combinations are included from the date of acquisition.

      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, which establishes new accounting and reporting for acquired goodwill and other intangible assets. Under Statement 142, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

Cash and Cash Equivalents

      In the accompanying consolidated statements of cash flows, cash and cash equivalents include only “Cash and due from banks” as segregated in the accompanying consolidated balance sheets.

Loans

      Interest on loans is accrued based upon the principal amount outstanding. Interest income is recognized primarily on the level yield method. Loan and commitment fees, net of costs, are deferred and recognized in income over the term of the loan or commitment as an adjustment of yield.

      Residential mortgage loans held for sale are valued at the lower of aggregate cost or fair value. The Company generally has commitments to sell fixed rate residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized upon delivery in mortgage banking revenue.

      It is the general policy of the Company to stop accruing interest income and recognize interest on a cash basis when any commercial or real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless the loan is well-secured and, in management’s judgment, considered to be fully collectible. Accrual of interest on consumer installment loans is suspended when any payment of principal or interest is more than 120 days delinquent. Credit card loans and the related accrued interest are charged off when the receivable is more than 180 days past due. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. The Company classifies all non-accrual loans and loans 90 days delinquent and still accruing interest as impaired. Generally, the Company evaluates loans for impairment when a portion of a loan is internally risk rated as substandard or doubtful. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.

Allowance/ Provision for Loan Losses

      The Company maintains an allowance to absorb probable loan losses inherent in the portfolio. Actual loan losses, net of recoveries, are deducted from the allowance. A provision for loan losses, which is a charge against earnings, is added to the allowance. The provision is based upon management’s estimate of the amount required to maintain an adequate allowance for losses, reflective of the risks in the loan portfolio. This estimate is based upon reviews of the portfolio, past loan loss experience, current economic conditions and such other factors, which in management’s judgment, deserve current recognition.

Investments in Debt and Equity Securities

      Securities classified as available for sale are carried at fair value. Their related unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income, a component of stockholders’ equity. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Gains and losses are calculated using the specific identification method. Trading account securities are carried at fair value with unrealized gains and losses recorded as non-interest income. Investments in equity securities without readily determinable fair values are stated at cost, less allowances for other than temporary declines in value.

Land, Buildings and Equipment

      Land is stated at cost, and buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods. The Company currently assigns depreciable lives of 30 years for buildings, 10 years for improvements, and 3 to 8 years for equipment. Maintenance and repairs are charged to expense as incurred.

Income Taxes

      Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes are provided on temporary differences between the financial reporting bases and income tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the tax rates and laws that are expected to be in effect when the differences are anticipated to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the change.

      The Company and its eligible subsidiaries file consolidated income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable losses or credits are reimbursed by other subsidiaries that incur tax liabilities.

Derivatives

      The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company’s risk management policies permit its use of derivative products. The Company manages potential credit exposure through established credit approvals, risk control limits and other monitoring procedures. The Company uses derivatives on a limited basis mainly to stabilize interest rate margins and hedge against interest rate movements, or to facilitate customers’ foreign exchange requirements. The Company more often manages normal asset and liability positions by altering the products it offers and by selling portions of specific loan or investment portfolios as necessary. The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its amendments on January 1, 2001. The Statement required that all derivatives be recorded on the balance sheet at fair value, with the adjustment to fair value recorded in current earnings. The effect of its adoption on the Company’s financial statements is discussed further in the Derivative Instruments note to the consolidated financial statements.

Treasury Stock

      Purchases of the Company’s common stock are recorded at cost. Upon reissuance, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share

      Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options) outstanding during each year. All per share data has been restated to reflect the 5% stock dividend distributed in December 2001.

Acquisitions

      Effective March 1, 2001, the Company acquired Breckenridge Bancshares Company and its subsidiary bank, Centennial Bank, in St. Ann, Missouri, with assets of $254 million, loans of $189 million, and deposits of $216 million. The Company issued common stock valued at $34.4 million as consideration in the transaction, which was accounted for as a pooling of interests.

      Financial statements for periods prior to the consummation of the acquisition have not been restated because such restated amounts do not differ materially from the Company’s historical financial statements. The following schedule summarizes pro forma consolidated financial data as if the acquisition had been consummated on January 1, 2000.

(In thousands, except per share data)	2001	2000

Net interest income plus non-interest income	$746,714	$742,618
Net income	180,919	180,344
Net income per share — diluted	2.71	2.62

Loans and Allowance for Loan Losses

      Major classifications of loans at December 31, 2001 and 2000 are as follows:

(In thousands)	2001	2000

Business	$2,407,418	$2,659,511
Real estate — construction	412,700	377,629
Real estate — business	1,505,443	1,305,397
Real estate — personal	1,287,954	1,397,770
Personal banking	1,514,650	1,641,473
Credit card	510,317	524,885

Total loans	$7,638,482	$7,906,665

      Loans to directors and executive officers of the Parent and its significant subsidiaries and to their associates are summarized as follows:

(In thousands)

Balance at January 1, 2001	$55,235
Additions	27,223
Amounts collected	(44,667)
Amounts written off	—

Balance at December 31, 2001	$37,791

      Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2001, to principal holders of the Company’s common stock.

      The Company’s lending activity is generally centered in Missouri and its contiguous states. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short and intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2001, unfunded loan commitments totaled $3,196,010,000 (excluding $2,494,424,000 in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2001, loans of $1,096,606,000 were pledged at the Federal Home Loan Bank (FHLB) by subsidiary banks as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $210,467,000 were pledged at the Federal Reserve as collateral for discount window borrowings. There were no discount window borrowings at December 31, 2001.

      A summary of the allowance for loan losses is as follows:

	Years Ended December 31

(In thousands)	2001	2000	1999

Balance, January 1	$128,445	$123,042	$117,092

Additions:
Provision for loan losses	36,423	35,159	35,335
Allowance of acquired bank	2,519	—	—

Total additions	38,942	35,159	35,335

Deductions:
Loan losses	50,795	41,326	40,538
Less recoveries	13,381	11,570	11,153

Net loan losses	37,414	29,756	29,385

Balance, December 31	$129,973	$128,445	$123,042

      Impaired loans include all non-accrual loans and loans 90 days delinquent and still accruing interest. The net amount of interest income recorded on such loans during their impairment period was not significant. The Company had ceased recognition of interest income on loans with a book value of $28,819,000 and $19,617,000 at December 31, 2001 and 2000, respectively. The interest income not recognized on non-accrual loans was $2,437,000, $1,805,000 and $1,650,000 during 2001, 2000 and 1999, respectively. Loans 90 days delinquent and still accruing interest amounted to $19,699,000 and $26,670,000 at December 31, 2001 and 2000, respectively. Average impaired loans were $46,340,000 during 2001, $41,500,000 during 2000 and $40,986,000 during 1999.

      The following table presents information on impaired loans at December 31:

(In thousands)	2001	2000

Impaired loans for which an allowance has been provided	$19,860	$9,941
Impaired loans for which no allowance has been provided	28,658	36,346

Total impaired loans	$48,518	$46,287

Allowance related to impaired loans	$4,662	$3,227

Investment Securities

      A summary of the available for sale investment securities by maturity groupings as of December 31, 2001 follows below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2001. Yields on tax exempt securities have not been adjusted for tax exempt status.

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$164,679	$167,134	3.76%
After 1 but within 5 years	791,872	807,621	4.82
After 5 but within 10 years	169,103	168,614	3.87
After 10 years	4,103	4,246	5.79

Total U.S. government and federal agency obligations	1,129,757	1,147,615	4.53

State and municipal obligations:
Within 1 year	10,320	10,483	5.09
After 1 but within 5 years	20,853	21,855	5.15
After 5 but within 10 years	5,123	5,352	5.12
After 10 years	5,779	5,519	6.12

Total state and municipal obligations	42,075	43,209	5.26

CMO’s and asset-backed securities	2,165,776	2,176,551	5.63

Other debt securities:
Within 1 year	62,823	63,037
After 1 but within 5 years	1,917	1,917
After 5 but within 10 years	1,100	1,100

Total other debt securities	65,840	66,054

Equity securities	185,508	221,490

Total available for sale investment securities	$3,588,956	$3,654,919

      The unrealized gains and losses by type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2001
U.S. government and federal agency obligations	$1,129,757	$23,869	$6,011	$1,147,615
State and municipal obligations	42,075	1,459	325	43,209
CMO’s and asset-backed securities	2,165,776	21,979	11,204	2,176,551
Other debt securities	65,840	214	—	66,054
Equity securities	185,508	35,982	—	221,490

Total	$3,588,956	$83,503	$17,540	$3,654,919

December 31, 2000
U.S. government and federal agency obligations	$745,645	$4,655	$680	$749,620
State and municipal obligations	62,280	874	420	62,734
CMO’s and asset-backed securities	921,741	1,824	15,345	908,220
Other debt securities	99,963	1	233	99,731
Equity securities	9,617	35,222	153	44,686

Total	$1,839,246	$42,576	$16,831	$1,864,991

      The following table presents proceeds from sales of securities and the components of net securities gains.

(In thousands)	2001	2000	1999

Proceeds from sales	$340,947	$201,851	$117,268

Realized gains	$7,899	$4,314	$2,113
Realized losses	4,177	3,773	1,221

Net realized gains	$3,722	$541	$892

      Investment securities with a par value of $551,954,000 and $637,865,000 were pledged at December 31, 2001 and 2000, respectively, to secure public deposits and for other purposes as required by law. Additional investment securities with a par value of $22,493,000 and $26,629,000 were pledged at December 31, 2001 and 2000, respectively, at the Federal Reserve as collateral for discount window borrowings. Except for U.S. government and federal agency obligations, no investment in a single issuer exceeds 10% of stockholders’ equity.

Land, Buildings and Equipment

      Land, buildings and equipment consist of the following at December 31, 2001 and 2000:

(In thousands)	2001	2000

Land	$64,535	$58,984
Buildings and improvements	357,430	302,848
Equipment	145,489	127,317

Total	567,454	489,149

Less accumulated depreciation and amortization	254,071	231,520

Net land, buildings and equipment	$313,383	$257,629

      Depreciation expense of $25,458,000, $24,599,000 and $23,847,000 for 2001, 2000 and 1999, respectively, was included in net occupancy expense, equipment expense and other expense in the consolidated income statements. Repairs and maintenance expense of $15,529,000, $14,579,000 and $15,150,000 for 2001, 2000 and 1999, respectively, was included in net occupancy expense, equipment expense and other expense. Interest expense capitalized on construction projects was $747,000, $433,000 and $312,000 in 2001, 2000 and 1999, respectively.

Deposits

      At December 31, 2001, the scheduled maturities for time open and certificates of deposit were as follows:

(In thousands)

Due in 2002	$2,196,752
Due in 2003	322,035
Due in 2004	189,067
Due in 2005	58,206
Due in 2006	28,382
Thereafter	5,049

Total	$2,799,491

      Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated “Cash and due from banks” from everyday usage in operation of the banks. The minimum reserve requirements for the subsidiary banks at December 31, 2001, totaled $78,648,000.

Borrowings

      Short-term borrowings of the Company consisted mainly of federal funds purchased and securities sold under agreements to repurchase. The following table presents balance and interest rate information on these and other short-term borrowings.

					Maximum
		Year End	Average	Average	Outstanding
		Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Borrower	Rate	Rate	Outstanding	Month End	December 31

Federal funds purchased and securities sold under agreements to repurchase	Subsidiary banks

2001		1.3%	3.2%	$607,187	$1,087,402	$1,087,402
2000		5.7	5.8	777,782	1,047,916	543,874
1999		4.1	4.5	621,160	1,042,429	1,042,429
FHLB advances	Subsidiary bank

2001		—	5.6	59,315	100,000	—
2000		6.9	7.0	39,617	100,000	100,000

      Debt of the Company which had an original term of over one year consisted of the following at December 31, 2001.

			Year End
		Maturity	Weighted	Year End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary banks	2002	4.7%	$100,000
		8/15/03	2.0	250,000
		5/18/05	7.1	15,000
		2008-2013	3.9	10,056
Structured notes payable	Venture capital subsidiary	12/1/07	NM	4,277
		9/1/12	NM	7,515
Trust preferred securities	Subsidiary holding company	2030	10.9	4,000
Other				1,738

Total long-term debt				$392,586

      Banking subsidiaries of the Company are members of the FHLB and have access to term financing from the FHLB. These borrowings are secured primarily by residential mortgages under a blanket collateral agreement. Rates in effect on these borrowings at December 31, 2001, ranged from 2.0% on floating rate debt to 7.4% on fixed rate debt. Approximately $69,556,000 of FHLB advances outstanding at December 31, 2001, have a fixed interest rate.

      In 2001, the Company acquired trust preferred securities as a result of its purchase of Breckenridge Bancshares Company (Breckenridge). Breckenridge had previously formed a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the Trust and to invest the gross proceeds of such preferred securities into notes of Breckenridge. The sole assets of the Trust are $4,000,000 aggregate principal amount of the 10.87% subordinated debenture notes due 2030 which are redeemable beginning in 2005. The notes were assumed by the Company as part of the acquisition. Such securities qualify as Tier 1 Capital for regulatory purposes.

      Other long-term debt includes funds borrowed from third-party insurance companies by a venture capital subsidiary, a Missouri Certified Capital Company, to support its investment activities. Because the insurance companies receive tax credits, the borrowings do not bear interest. This debt is secured by assets of the subsidiary and letters of credit from an affiliate bank.

      Cash payments for interest on deposits and borrowings during 2001, 2000 and 1999 on a consolidated basis amounted to $296,302,000, $320,071,000 and $289,589,000, respectively.

Income Taxes

      Income tax expense (benefit) from operations for the years ended December 31, 2001, 2000 and 1999 consists of:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2001:
U.S. federal	$88,914	$(5,486)	$83,428
State and local	5,974	(2,015)	3,959

	$94,888	$(7,501)	$87,387

Year ended December 31, 2000:
U.S. federal	$87,648	$(2,622)	$85,026
State and local	4,282	39	4,321

	$91,930	$(2,583)	$89,347

Year ended December 31, 1999:
U.S. federal	$85,825	$(7,946)	$77,879
State and local	3,805	(37)	3,768

	$89,630	$(7,983)	$81,647

      Income tax expense (benefit) allocated directly to stockholders’ equity for the years ended December 31, 2001, 2000 and 1999 consists of:

(In thousands)	2001	2000	1999

Unrealized gain (loss) on securities available for sale	$15,289	$10,467	$(33,278)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,143)	(901)	(1,119)
Pension liability	(2,129)	—	—

Income tax expense (benefit) allocated to stockholders’ equity	$11,017	$9,566	$(34,397)

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below.

(In thousands)	2001	2000

Deferred tax assets:
Loans, principally due to allowance for loan losses	$55,089	$52,773
Unearned fee income	592	696
Deferred compensation	1,691	1,334
Accrued expenses	1,875	3,190
Pension liability	2,129	—
Net operating loss carryforwards of acquired companies	61	99
Other	4,128	—

Total gross deferred tax assets	65,565	58,092

Deferred tax liabilities:
Accretion on investment securities	894	1,879
Capitalized interest	770	804
Unrealized gain on securities available for sale	25,066	9,777
Land, buildings and equipment, purchase accounting	44,524	38,231
Core deposit intangible	1,755	2,478
Pension benefit obligations	1,739	1,056
Realignment of corporate entities	24,950	29,850
Other	—	2,491

Total gross deferred tax liabilities	99,698	86,566

Net deferred tax liability	$(34,133)	$(28,474)

      Actual income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

(In thousands)	2001	2000	1999

Computed “expected” tax expense	$94,277	$93,772	$86,751

Increase (reduction) in income taxes resulting from:
Amortization of goodwill	1,644	2,361	1,829
Tax exempt income	(1,568)	(1,753)	(2,164)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(820)	(838)	(777)
Contribution of appreciated assets	—	(1,064)	—
Federal tax credits	(3,957)	(1,776)	(1,013)
State and local income taxes	2,574	2,808	2,449
Other, net	(4,763)	(4,163)	(5,428)

Total income tax expense	$87,387	$89,347	$81,647

      Cash payments of income taxes, net of refunds and interest received, amounted to $87,984,000, $92,247,000 and $104,261,000 on a consolidated basis during 2001, 2000 and 1999, respectively. The Parent had net receipts of $2,930,000, $1,622,000 and $2,415,000 during 2001, 2000 and 1999, respectively, from tax benefits.

Employee Benefit Plans

      Employee benefits charged to operating expenses aggregated $30,887,000, $29,043,000 and $29,351,000 for 2001, 2000 and 1999, respectively. Substantially all of the Company’s employees are covered by a noncontributory defined benefit pension plan. Participants are fully vested after five years of service and the benefits are based on years of participation and average annualized earnings. The Company’s funding policy is to make contributions to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution may not be made in a particular year. The following items are components of the net pension cost for the years ended December 31, 2001, 2000 and 1999.

(In thousands)	2001	2000	1999

Service cost-benefits earned during the year	$3,356	$3,164	$3,678
Interest cost on projected benefit obligation	4,483	4,187	3,940
Expected return on plan assets	(6,266)	(5,808)	(5,397)
Amortization of transition asset	(638)	(638)	(638)
Amortization of prior service cost	(142)	(142)	(142)
Unrecognized net loss	4	—	84

Net periodic pension cost	$797	$763	$1,525

      The following table sets forth the pension plan’s funded status, using valuation dates of September 30, 2001 and 2000.

(In thousands)	2001	2000

Change in projected benefit obligation

Projected benefit obligation at beginning of year	$59,844	$57,312
Service cost	3,356	3,164
Interest cost	4,483	4,187
Amendments	229	—
Benefits paid	(4,927)	(4,732)
Actuarial (gain) loss	860	(87)

Projected benefit obligation at end of year	63,845	59,844

Change in plan assets

Fair value of plan assets at beginning of year	71,587	66,430
Actual return on plan assets	(13,166)	9,878
Employer contributions	6	11
Benefits paid	(4,927)	(4,732)

Fair value of plan assets at September 30	53,500	71,587

Funded status	(10,345)	11,743
Unrecognized net (gain) loss from past experience different from that assumed and effects of change in assumptions	13,293	(6,995)
Prior service benefit not yet recognized in net pension cost	(563)	(932)
Unrecognized net transition asset being recognized over 15 years	(638)	(1,276)

Prepaid pension cost at September 30	$1,747	$2,540

      The Company contributed $2,486,000 to the plan during the fourth quarter of 2001.

(In thousands)	2001	2000

Amounts recognized on the December 31 balance sheet:
Prepaid pension cost	$4,233	$2,540
Accrued benefit liability	(5,603)	—
Accumulated other comprehensive income	5,603	—

Net amount recognized at December 31	$4,233	$2,540

      Assumptions used in computing the plan’s funded status were:

	2001	2000	1999

Discount rate	7.25%	7.75%	7.75%
Rate of increase in future compensation levels	5.70%	5.70%	5.70%
Long-term rate of return on assets	9.00%	9.00%	9.00%

      At December 31, 2001, approximately 76% of plan assets were invested in corporate bonds and equities and 12% were invested in U.S. government and agency securities.

      In addition to the pension plan, substantially all of the Company’s employees are covered by a contributory defined contribution plan (401K), the Participating Investment Plan. Under the plan, the Company makes matching contributions, which aggregated $3,738,000 in 2001, $3,210,000 in 2000 and $3,108,000 in 1999.

Stock Option Plans, Restricted Stock Awards and Directors Stock Purchase Plan*

      The Company has reserved 10,711,544 shares of its common stock for issuance under various stock option plans offered to certain key employees of the Company and its subsidiaries. Options are granted, by action of the Board of Directors, to acquire stock at fair market value at the date of the grant, for a term of 10 years.

      At December 31, 2001, 3,082,460 shares remain available for option grants under these programs. The following tables summarize option activity over the last three years and current options outstanding.

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,199,269	$24.20	2,947,230	$23.26	2,772,499	$20.50

Granted	584,863	37.61	586,910	27.72	530,266	33.02
Cancelled	(52,913)	35.07	(96,329)	32.71	(35,603)	33.22
Exercised	(468,522)	17.64	(238,542)	17.61	(319,932)	14.40

Outstanding at end of year	3,262,697	$27.37	3,199,269	$24.20	2,947,230	$23.26

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Range of Exercise Prices	December 31, 2001	Contractual Life	Price	December 31, 2001	Price

$10.53 - $17.72	932,642	2.6 years	$14.85	932,642	$14.85
$22.72 - $32.88	889,960	6.9 years	26.48	619,223	25.94
$33.04 - $36.88	868,712	6.7 years	34.90	745,583	35.17
$37.68 - $40.83	571,383	9.1 years	37.76	159,388	37.94

$10.53 - $40.83	3,262,697	6.0 years	$27.37	2,456,836	$25.31

      The Company has a restricted stock award plan under which 332,423 shares of common stock were reserved, and 107,882 shares remain available for grant at December 31, 2001. The plan allows for awards to key employees, by action of the Board of Directors, with restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the restriction period. The restriction period may not exceed 10 years. The Company issued awards totaling 42,627 shares in 2001, 27,743 shares in 2000 and 13,385 shares in 1999, resulting in deferred compensation amounts of $1,535,000, $782,000 and $439,000, respectively. Approximately $683,000, $289,000 and $322,000 was amortized to salaries expense in 2001, 2000 and 1999, respectively. Unamortized deferred compensation of $1,749,000, $1,179,000 and $916,000 has been recorded as a reduction of stockholders’ equity at December 31, 2001, 2000 and 1999, respectively.

      The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares reserved for this plan total 162,285 at December 31, 2001. In 2001, 17,193 shares were purchased at an average price of $35.94 and in 2000, 20,458 shares were purchased at an average price of $30.07.

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company’s other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and income per share would have been reduced to the pro forma amounts shown below.

(In thousands, except per share data)	2001	2000	1999

Net income:
As reported	$181,974	$178,574	$166,213
Pro forma	178,117	175,482	162,926

Basic income per share:
As reported	$2.76	$2.66	$2.38
Pro forma	2.70	2.61	2.33

Diluted income per share:
As reported	$2.73	$2.63	$2.35
Pro forma	2.67	2.58	2.30

      Below are the fair values of options granted using the Black-Scholes option-pricing model and the model assumptions.

	2001	2000	1999

Weighted per share average fair value at grant date	$13.01	$7.82	$10.25

Assumptions:
Dividend yield	1.7%	2.0%	2.0%
Volatility	24.5%	24.7%	24.2%
Risk-free interest rate	4.7%	5.1%	6.8%
Expected life	7.2 years	4.8 years	5.5 years

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2001.

Comprehensive Income

      Statement of Financial Accounting Standards No. 130 requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The components of other comprehensive income as shown below are unrealized holding gains and losses on available for sale securities and a minimum liability pension adjustment arising from an accumulated benefit obligation in excess of the fair value of plan assets.

      The amount of income tax expense or benefit allocated to each component of other comprehensive income is as follows:

	Unrealized	Tax
	Before-Tax	(Expense)	Net of Tax
(In thousands)	Amount	or Benefit	Amount

Year ended December 31, 2001:

Unrealized gains on securities:
Unrealized holding gains (losses)	$47,442	$(18,138)	$29,304
Reclassification adjustment for (gains) losses included in net income	(7,306)	2,849	(4,457)

Net unrealized gains	40,136	(15,289)	24,847

Minimum pension liability adjustment	(5,603)	2,129	(3,474)

Other comprehensive income	$34,533	$(13,160)	$21,373

Year ended December 31, 2000:

Unrealized gains on securities:
Unrealized holding gains (losses)	$24,573	$(9,265)	$15,308
Reclassification adjustment for (gains) losses included in net income	3,083	(1,202)	1,881

Net unrealized gains	27,656	(10,467)	17,189

Other comprehensive income	$27,656	$(10,467)	$17,189

Year ended December 31, 1999:

Unrealized gains on securities:
Unrealized holding gains (losses)	$(86,680)	$32,929	$(53,751)
Reclassification adjustment for (gains) losses included in net income	(892)	349	(543)

Net unrealized losses	(87,572)	33,278	(54,294)

Other comprehensive loss	$(87,572)	$33,278	$(54,294)

      The end of period components of accumulated other comprehensive income (loss) are as follows:

		Minimum	Accumulated
	Unrealized	Pension	Other
	Gains (Losses)	Liability	Comprehensive
(In thousands)	on Securities	Adjustment	Income (Loss)

Balance at December 31, 1999	$(1,222)	$—	$(1,222)
Current period change	17,189	—	17,189

Balance at December 31, 2000	15,967	—	15,967
Current period change	24,847	(3,474)	21,373
Acquired balances	83	—	83

Balance at December 31, 2001	$40,897	$(3,474)	$37,423

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

      The Company’s business line reporting system derives segment information by specifically attributing most assets and income statement items to a segment. The Company’s internal funds transfer pricing methodology allocates a standard cost for funds used or credit for funds provided to all segment assets and liabilities using funding pools. Income and expense that directly relate to segment operations are recorded in the segment when incurred. Expenses that indirectly support the segments are allocated based on the most appropriate method available.

      The Company’s reportable segments are strategic lines of business that offer different products and services. They are managed separately because each line services a specific customer need, requiring different performance measurement analyses and marketing strategies.

      The following tables present selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments.

Segment Income Statement Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Year ended December 31, 2001:
Net interest income after loan loss expense	$25,950	$280,509	$(11,095)	$295,364	$136,123	$431,487
Cost of funds allocation	274,993	(122,196)	18,465	171,262	(171,262)	—
Non-interest income	146,228	36,825	82,318	265,371	12,141	277,512

Total net revenue	447,171	195,138	89,688	731,997	(22,998)	708,999
Non-interest expense	266,542	90,895	57,820	415,257	24,381	439,638

Income before income taxes	$180,629	$104,243	$31,868	$316,740	$(47,379)	$269,361

Year ended December 31, 2000:
Net interest income after loan loss expense	$22,982	$331,203	$(14,091)	$340,094	$105,400	$445,494
Cost of funds allocation	232,342	(161,215)	20,110	91,237	(91,237)	—
Non-interest income	140,068	29,068	72,427	241,563	11,245	252,808

Total net revenue	395,392	199,056	78,446	672,894	25,408	698,302
Non-interest expense	255,491	84,994	55,446	395,931	34,450	430,381

Income before income taxes	$139,901	$114,062	$23,000	$276,963	$(9,042)	$267,921

Year ended December 31, 1999:
Net interest income after loan loss expense	$35,025	$256,489	$(17,705)	$273,809	$156,857	$430,666
Cost of funds allocation	198,781	(101,544)	23,828	121,065	(121,065)	—
Non-interest income	131,604	27,043	71,318	229,965	6,244	236,209

Total net revenue	365,410	181,988	77,441	624,839	42,036	666,875
Non-interest expense	263,284	79,489	51,531	394,304	24,711	419,015

Income before income taxes	$102,126	$102,499	$25,910	$230,535	$17,325	$247,860

      The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/ Elimination” column include activity not related to the segments, such as that relating to administrative functions, and the effect of certain expense allocations to the segments.

Segment Balance Sheet Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Average balances for 2001:
Assets	$3,530,540	$4,462,096	$158,610	$8,151,246	$3,579,357	$11,730,603
Loans	3,381,614	4,425,541	314	7,807,469	2,462	7,809,931
Deposits	7,528,954	1,829,468	96,611	9,455,033	12,662	9,467,695

Average balances for 2000:
Assets	$3,644,089	$4,343,668	$125,585	$8,113,342	$2,905,788	$11,019,130
Loans	3,490,109	4,310,237	405	7,800,751	1,290	7,802,041
Deposits	7,139,953	1,774,740	8,978	8,923,671	17,723	8,941,394

      The above segment balances include only those items directly associated with the segment. The “Other/ Elimination” column includes unallocated bank balances not associated with a segment (such as investment securities, federal funds sold, goodwill and core deposit premium), balances relating to certain other administrative and corporate functions, and eliminations between segment and non-segment balances. This column also includes the resulting effect of allocating such items as float, deposit reserve and capital for the purpose of computing the cost or credit for funds used/provided.

Common Stock

      On December 14, 2001, the Company distributed a 5% stock dividend on its $5 par common stock for the eighth consecutive year. All per share data in this report has been restated to reflect the stock dividend. The table below is a summary of share activity in 2001.

Purchases of common stock	1,573,747

Issuance of stock:
Sales under employee and director plans	438,241
Pooling acquisition	876,750
5% stock dividend	3,118,338

      Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share gives effect to all dilutive potential common shares that were outstanding during the year. The shares used in the calculation of basic and diluted income per share, which have been restated for all stock dividends, are as follows:

	For the Years Ended
	December 31

(In thousands)	2001	2000	1999

Weighted average common shares outstanding	65,937	67,116	69,878
Stock options	785	772	918

	66,722	67,888	70,796

      Under a Rights Agreement dated August 23, 1988, as amended in the amended and restated rights agreement with Commerce Bank, N.A. as rights agent, dated as of July 19, 1996, certain rights have attached to the common stock. Under certain circumstances relating to the acquisition of, or tender offer for, a specified percentage of the Company’s outstanding common stock, holders of the common stock may exercise the rights and purchase shares of Series A Preferred Stock or, at a discount, common stock of the Company or an acquiring company.

      In February 2001, the Board of Directors approved additional purchases of the Company’s common stock, bringing the total purchase authorization to 3,000,000 shares. The Company has routinely used these reacquired shares to fund employee benefit programs and annual stock dividends. At December 31, 2001, approximately 1,530,000 shares remained available for purchase under the 2001 approval.

Regulatory Capital Requirements

      The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of Tier 1 capital to total average assets (leverage ratio), and minimum ratios of Tier 1 and Total capital to risk-weighted assets (as defined). To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of 4.00%, a Total capital ratio of 8.00% and leverage ratio of 4.00%. The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.00% for Tier 1 capital, 10.00% for Total capital and 5.00% for the leverage ratio.

      The capital amounts and ratios for the Company (on a consolidated basis) and its three full-service banking subsidiaries at the last two year ends are as follows:

	2001			2000

	Actual			Actual
			Minimum			Minimum
(Dollars in thousands)	Amount	Ratio	Required(A)	Amount	Ratio	Required(A)

Total Capital (to risk- weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,313,857	13.64%	$770,766	$1,187,865	13.36%	$711,136
Commerce Bank, N.A. (Missouri)	914,020	10.98	666,032	827,445	10.97	603,254
Commerce Bank, N.A. (Illinois)	93,504	15.52	48,184	91,466	16.14	45,347
Commerce Bank, N.A. (Kansas)	98,826	15.94	49,613	94,029	14.58	51,605

Tier 1 Capital (to risk- weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,182,661	12.28%	$385,383	$1,070,491	12.04%	$355,568
Commerce Bank, N.A. (Missouri)	809,872	9.73	333,016	732,949	9.72	301,627
Commerce Bank, N.A. (Illinois)	85,965	14.27	24,092	84,267	14.87	22,674
Commerce Bank, N.A. (Kansas)	91,036	14.68	24,807	85,925	13.32	25,803

Tier 1 Capital (to adjusted quarterly average assets):

(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,182,661	9.81%	$482,433	$1,070,491	9.91%	$432,262
Commerce Bank, N.A. (Missouri)	809,872	7.97	406,611	732,949	8.11	361,417
Commerce Bank, N.A. (Illinois)	85,965	9.43	36,465	84,267	10.46	32,210
Commerce Bank, N.A. (Kansas)	91,036	8.95	40,685	85,925	9.43	36,435

(A)	Dollar amount required to meet guidelines for adequately capitalized institutions.

     Management believes that the Company meets all capital requirements to which it is subject at December 31, 2001.

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of the carrying amounts and estimated fair values for financial instruments held by the Company. Fair value estimates, the methods used and assumptions made in computing those estimates, and the carrying amounts recorded in the balance sheet are set forth below.

Loans

      Fair values are estimated for various groups of loans segregated by 1) type of loan, 2) fixed/adjustable interest terms and 3) performing/non-performing status. The fair value of performing loans is calculated by discounting all simulated cash flows. Cash flows include all principal and interest to be received, taking embedded optionality such as the customer’s right to prepay into account. Discount rates are computed for each loan category using implied forward market rates adjusted to recognize each loan’s approximate credit risk. Fair value of impaired loans approximates their carrying value because such loans are recorded at the appraised or estimated recoverable value of the collateral or the underlying cash flow.

Investment Securities

      The fair values of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio are estimated based on prices published in financial newspapers or bid quotations received from securities dealers. The fair value of those equity investments for which a market source is not readily available is estimated at carrying value.

      A schedule of investment securities by category and maturity is provided in the Investment Securities note to the consolidated financial statements. Fair value estimates are based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications or estimated transaction costs.

Federal Funds Sold and Securities Purchased under Agreements to Resell and Cash and Due From Banks

      The carrying amounts of federal funds sold and securities purchased under agreements to resell and cash and due from banks approximate fair value. Federal funds sold and securities purchased under agreements to resell generally mature in 90 days or less.

Accrued Interest Receivable/ Payable

      The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values because of the relatively short time period between the accrual period and the expected receipt or payment due date.

Derivative Instruments

      The fair value of derivative financial instruments is based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date (i.e., mark-to-market value). Fair values are based on dealer quotes or pricing models.

Deposits

      Statement 107 specifies that the fair value of deposits with no stated maturity is equal to the amount payable on demand. Such deposits include savings and interest and non-interest bearing demand deposits. These fair value estimates do not recognize any benefit the Company receives as a result of being able to administer, or control, the pricing of these accounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. Discount rates are based on the Company’s approximate cost of obtaining similar maturity funding in the market.

Borrowings

      Federal funds purchased and securities sold under agreements to repurchase mature or reprice within 90 days; therefore, their fair value approximates carrying value. The fair value of long-term debt is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

      The estimated fair values of the Company’s financial instruments are as follows:

	2001		2000

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans	$7,638,482	$7,863,361	$7,906,665	$7,884,853
Available for sale investment securities	3,654,919	3,654,919	1,864,991	1,864,991
Trading securities	12,265	12,265	20,674	20,674
Non-marketable securities	52,334	52,334	55,238	55,238
Federal funds sold and securities purchased under agreements to resell	375,060	375,060	241,835	241,835
Accrued interest receivable	69,702	69,702	76,016	76,016
Derivative instruments	4,375	4,375	6,129	6,504
Cash and due from banks	824,218	824,218	616,724	616,724

Financial Liabilities
Non-interest bearing demand deposits	$1,579,759	$1,579,759	$1,564,907	$1,564,907
Savings and interest bearing demand deposits	5,652,716	5,652,716	5,049,729	5,049,729
Time open and C.D.’s	2,799,491	2,825,850	2,467,102	2,452,777
Federal funds purchased and securities sold under agreements to repurchase	1,087,402	1,087,402	543,874	543,874
Long-term debt and other borrowings	392,586	393,690	224,684	222,444
Accrued interest payable	41,383	41,383	53,309	53,309
Derivative instruments	4,065	4,065	6,095	6,360

Off-Balance-Sheet Financial Instruments

      The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material. These instruments are also referenced in the consolidated financial statement note on Commitments and Contingencies.

Limitations

      Fair value estimates are made at a specific point in time based on relevant market information. They do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for many of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, risk characteristics and economic conditions. These estimates are subjective, involve uncertainties and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Derivative Instruments

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

      The SFAS 133 transition adjustment increased 2001 net income by $9,000. Because of its immateriality, the adjustment is not presented separately in the income statement as a cumulative effect of a change in accounting principle. The Company’s usage of derivative instruments is discussed below.

      One of the Company’s primary risks associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the public’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. Over the longer term, rising interest rates have a negative effect on interest margins as funding sources become more expensive relative to these fixed rate loans that do not reprice as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company enters into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. During 2001, the Company had three swaps which were designated as fair value hedges. A net loss of $97,000 was recognized during 2001 in loan interest income, which represented the amount of the hedges’ ineffectiveness.

      The Company’s mortgage banking operation makes commitments to extend fixed rate loans secured by 1-4 family residential properties, which are considered to be derivative instruments. These commitments have an average term of 60 to 90 days. The Company’s general practice is to sell such loans in the secondary market. During the term of the loan commitment, the value of the loan commitment, which includes mortgage servicing rights, changes in inverse proportion to changes in market interest rates. The Company obtains forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts are matched to a specific loan on a “best efforts” basis, in which the Company is obligated to deliver the loan only if the loan closes. Hedge accounting has not been applied to these activities. During 2001, the change in fair value of the commitments was an unrealized loss of $264,000, and the change in fair value of the forward contracts was a gain of $1,138,000, netting to an unrealized gain of $874,000 for this activity. The unrealized gains and losses were recorded in mortgage banking revenue.

      The Company’s foreign exchange activity involves the purchase and sale of forward foreign exchange contracts, which are commitments to purchase or deliver a specified amount of foreign currency at a specific future date. This activity enables customers involved in international business to hedge their exposure to foreign currency exchange rate fluctuations. The Company minimizes its related exposure arising from these customer transactions with offsetting contracts for the same currency and time frame. In addition, the Company uses foreign exchange contracts, to a limited extent, for trading purposes, including taking proprietary positions. Risk arises from changes in the currency exchange rate and from the potential for counterparty nonperformance. These risks are controlled by adherence to a foreign exchange trading policy which contains control limits on currency amounts, open positions, maturities and losses, and procedures for approvals, record-keeping, monitoring and reporting. Hedge accounting has not been applied to these foreign exchange activities. The changes in fair value of the foreign exchange derivative instruments resulted in net unrealized gains of $24,000 and $34,000 during 2001 and 2000, respectively, and were recorded in other non-interest income. An SFAS 133 transition adjustment for this activity was not required, as substantially all of the contracts had been reported at fair value as required under foreign currency transaction accounting.

      At December 31, 2001, the total notional amount of derivatives held by the Company amounted to $188,531,000. Derivatives with positive fair values of $4,375,000 were recorded in other assets and derivatives with negative fair values of $4,065,000 were recorded as other liabilities at December 31, 2001. Changes in the fair values of the derivatives and hedged loans were recognized in current earnings. These changes, excluding the transition adjustment, resulted in an after tax net gain of $510,000 during 2001.

Commitments and Contingencies

      The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $3,948,000, $3,697,000 and $3,432,000 in 2001, 2000 and 1999, respectively. A summary of minimum lease commitments follows:

(In thousands)
	Type of Property

	Real		Total
Years Ended December 31	Property	Equipment	Commitments

2002	$3,267	$400	$3,667
2003	2,927	373	3,300
2004	2,422	259	2,681
2005	2,020	1	2,021
2006	1,893	—	1,893
After	16,433	—	16,433

Total minimum lease payments			$29,995

      All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2001.

      The Company engages in various transactions and commitments with off-balance-sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance-sheet instruments. The following table summarized these commitments at December 31:

(In thousands)	2001	2000

Commitments to extend credit:
Credit card	$2,494,424	$2,430,071
Other	3,196,010	2,872,555
Commitments to purchase/sell when-issued securities	1,229	—
Standby letters of credit, net of participations	333,500	302,177
Commercial letters of credit	16,357	49,274

      Commitments to extend credit are legally binding agreements to lend to a borrower providing there are no violations of any conditions established in the contract. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Refer to the consolidated financial statements note on Loans and Allowance for Losses for further discussion.

      Issuance of standby and commercial letters of credit beneficially assist customers engaged in a wide range of commercial enterprise and international trade. Standby letters of credit serve as payment assurances to a third party in the event the bank’s customer fails to perform its financial and/or contractual obligations. Most expire over the next 12 months and are secured by 1) a line of credit with, 2) a certificate of deposit held by, 3) marketable securities held by, or 4) a deed of trust held by a banking subsidiary. Commercial letters of credit generally finance the purchase of imported goods and provide a payment engagement against presentation of documents meeting the terms and conditions set forth in the letter of credit instrument.

      Transactions involving securities described as “when-issued” are treated as conditional transactions in a security authorized for issuance but not yet actually issued. Purchases and sales of when-issued securities for which settlement date has not occurred are not to be reflected in the financial statements until settlement date.

      The Company incurred expense of $14,811,000 in 2001, $17,381,000 in 2000 and $17,537,000 in 1999 under an agreement to outsource certain data processing services. The Company intends to terminate this agreement in 2002 and provide these services through an internal processing center.

      In the normal course of business, the Company had certain lawsuits pending at December 31, 2001. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

Parent Company Condensed Financial Statements

      Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets

	December 31

(In thousands)	2001	2000

Assets

Investment in consolidated subsidiaries:
Banks	$1,057,238	$958,531
Non-banks	32,849	34,140
Investment in unconsolidated subsidiaries	9,989	13,155
Receivables from subsidiaries, net of borrowings	—	13,005
Cash	127	91
Securities purchased under agreements to resell	14,816	8,505

Investment securities:
Available for sale	160,336	119,105
Non-marketable	3,371	4,999
Other assets	7,115	9,468

Total assets	$1,285,841	$1,160,999

Liabilities and Stockholders’ Equity
Borrowings from subsidiaries, net of receivables	$2,356	$—
Accounts payable, accrued taxes and other liabilities	11,002	17,244

Total liabilities	13,358	17,244

Stockholders’ equity	1,272,483	1,143,755

Total liabilities and stockholders’ equity	$1,285,841	$1,160,999

Condensed Statements of Income

	For the Years Ended December 31

(In thousands)	2001	2000	1999

Income

Dividends received from consolidated subsidiaries:
Banks	$157,456	$154,500	$103,910
Non-banks	395	200	169
Earnings of consolidated subsidiaries, net of dividends	29,445	25,133	62,590
Interest on investment securities	4,162	4,141	3,927
Interest on securities purchased under agreements to resell	253	414	321
Management fees charged subsidiaries	33,771	28,155	22,743
Net gains (losses) on securities transactions	303	237	(53)
Other	2,058	5,908	5,670

Total income	227,843	218,688	199,277

Expense
Salaries and employee benefits	25,316	26,107	21,249
Professional fees	3,251	2,644	2,378
Data processing fees paid to affiliates	9,890	3,337	2,436
Marketing	348	331	491
Other	10,623	9,453	8,720

Total expense	49,428	41,872	35,274

Income tax expense (benefit)	(3,559)	(1,758)	(2,210)

Net income	$181,974	$178,574	$166,213

Condensed Statements of Cash Flows

	For the Years Ended December 31

(In thousands)	2001	2000	1999

Operating Activities
Net income	$181,974	$178,574	$166,213

Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(29,445)	(25,133)	(62,590)
Other adjustments, net	(3,125)	(496)	7,648

Net cash provided by operating activities	149,404	152,945	111,271

Investing Activities
(Increase) decrease in investment in subsidiaries, net	(28,837)	107	(103)
(Increase) decrease in receivables from subsidiaries, net	15,361	(6,198)	252
Proceeds from sales of investment securities	2,303	7,533	3,374
Proceeds from maturities of investment securities	411,497	374,779	451,473
Purchases of investment securities	(452,036)	(392,570)	(452,352)
Net (increase) decrease in securities purchased under agreements to resell	(6,311)	(2,587)	1,084
Net (purchases) sales of equipment	1,037	(1,178)	(1,080)

Net cash provided by (used in) investing activities	(56,986)	(20,114)	2,648

Financing Activities
Purchases of treasury stock	(58,685)	(98,720)	(81,648)
Issuance under stock purchase, option and benefit plans	6,557	3,398	3,486
Cash dividends paid on common stock	(40,254)	(37,613)	(36,054)

Net cash used in financing activities	(92,382)	(132,935)	(114,216)

Increase (decrease) in cash	36	(104)	(297)
Cash at beginning of year	91	195	492

Cash at end of year	$127	$91	$195

      Dividends paid by the Parent were substantially provided from subsidiary bank dividends. The subsidiary banks may distribute dividends without prior regulatory approval that do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent charges fees to its subsidiaries for management services provided, which are allocated to the subsidiaries based primarily on total average assets. The Parent makes advances to non-banking subsidiaries and subsidiary bank holding companies. Advances are made to the Parent by subsidiary bank holding companies for investment in temporary liquid securities. Interest on such advances is based on market rates.

      In 2001, the Parent paid $28,115,000 in cash for direct investments in several subsidiaries as part of a reorganization of the Company’s internal ownership structure. The Parent’s data processing fees paid to affiliates increased over prior years due to a change in the allocation formula between the Parent and its subsidiaries, which resulted in higher fees assessed to the Parent.

      At December 31, 2001, the Parent had a $20,000,000 line of credit for general corporate purposes with a subsidiary bank. During 2001, the Parent had no borrowings from the subsidiary bank.

      Available for sale investment securities held by the Parent, which consist primarily of U.S. government and federal agency securities, common stock and commercial paper, included an unrealized gain in fair value of $32,577,000 at December 31, 2001. The corresponding net of tax unrealized gain included in stockholders’ equity was $20,198,000. Also included in stockholders’ equity was the unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $20,699,000 at December 31, 2001.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 401 and 405 of Regulation S-K regarding executive officers is included below under the caption “Executive Officers of the Registrant” and under the caption “Election of Directors” in the definitive proxy statement, which is incorporated herein by reference.

Executive Officers of the Registrant

      The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 48	Controller of the Company since December 1995. Assistant Controller of the Company and Controller of Commerce Bank, N.A. (Missouri), a subsidiary of the Company, prior thereto.
Andrew F. Anderson, 50	Senior Vice President of the Company since October 1998. Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. (Illinois), a subsidiary of the Company, since August 1995. President and Chief Executive Officer of The Peoples Bank of Bloomington, IL prior thereto.
Kevin G. Barth, 41	Senior Vice President of the Company and Executive Vice President of Commerce Bank, N.A. (Missouri), since October 1998. Officer of Commerce Bank, N.A. (Missouri) prior thereto.
A. Bayard Clark, 56	Chief Financial Officer, Executive Vice President and Treasurer of the Company since December 1995. Executive Vice President of the Company prior thereto.
Sara E. Foster, 41	Senior Vice President of the Company since December 1997. Vice President of the Company prior thereto.
David W. Kemper, 51	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. Chairman of the Board and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.
Jonathan M. Kemper, 48	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.

Name and Age	Positions with Registrant

Charles G. Kim, 41	Executive Vice President of the Company since April 1995. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.
Seth M. Leadbeater, 51	Executive Vice President of the Company since October 1998. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was President of Commerce Bank, N.A. (Clayton, MO).
Robert C. Matthews, Jr., 54	Executive Vice President of the Company since December 1989. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997.
Michael J. Petrie, 45	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.
Robert J. Rauscher, 44	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. (Missouri) prior thereto.
V. Raymond Stranghoener, 50	Senior Vice President of the Company since February 2000. Prior to his employment with the Company in October 1999, he was employed at BankAmerica Corp. as National Executive of the Bank of America Private Bank Wealth Strategies Group. He joined Boatmen’s Trust Company in 1993, which subsequently merged with BankAmerica Corp.
William A. Sullins, Jr., 63	Vice Chairman of the Company since August 1992. Vice Chairman of Commerce Bank, N.A. (Missouri) since December 1997. Vice Chairman of Commerce Bank, N.A. (Clayton, MO) prior thereto.

Item 11.	EXECUTIVE COMPENSATION

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

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report:

		Page

(1)	Financial Statements:
	Consolidated Balance Sheets	37
	Consolidated Statements of Income	38
	Consolidated Statements of Cash Flows	39
	Consolidated Statements of Stockholders’ Equity	40
	Notes to Consolidated Financial Statements	41
	Summary of Quarterly Statements of Income	34
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

      (b) Reports on Form 8-K:

No report on Form 8-K was filed during the last quarter of 2001.

      (c) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2.)

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of March, 2002.

COMMERCE BANCSHARES, INC.

BY:	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of March, 2002.

By:	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

By:	/s/ A. BAYARD CLARK

A. Bayard Clark
Chief Financial Officer

David W. Kemper
(Chief Executive Officer)
Giorgio Balzer
John R. Capps
James B. Hebenstreit
Jonathan M. Kemper
Robert C. Matthews, Jr.
Thomas A. McDonnell	A majority of the Board of Directors*
Terry O. Meek
Benjamin F. Rassieur III
L. W. Stolzer
William A. Sullins, Jr.
Andrew C. Taylor
Mary Ann Van Lokeren
Robert H. West

*	David W. Kemper, Director and Chief Executive Officer, and the other Directors of Registrant listed, executed a power of attorney authorizing J. Daniel Stinnett, their attorney-in-fact, to sign this report on their behalf.

By:	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Attorney-in-Fact

INDEX TO EXHIBITS

       3 — Articles of Incorporation and By-Laws:

(a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q dated August 10, 1999, and the same are hereby incorporated by reference.

(b) Restated By-Laws were filed in quarterly report on Form 10-Q dated May 8, 2001, and the same are hereby incorporated by reference.

      4 — Instruments defining the rights of security holders, including indentures:

(a) Pursuant to paragraph 4(iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.

(b) Shareholder Rights Plan contained in an Amended and Restated Rights Agreement was filed on Form 8-A12G/ A dated June 7, 1996, and the same is hereby incorporated by reference.

(c) Form of Rights Certificate and Election to Exercise was filed on Form 8-A12G/ A dated June 7, 1996, and the same is hereby incorporated by reference.

(d) Form of Certificate of Designation of Preferred Stock was filed on Form 8-A12G/ A dated June 7, 1996, and the same is hereby incorporated by reference.

      10 — Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

(a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001, was filed in quarterly report on Form 10-Q dated May 8, 2001, and the same is hereby incorporated by reference.

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

(f) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of April 2001 was filed in quarterly report on Form 10-Q dated May 8, 2001, and the same is hereby incorporated by reference.

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

E-1

(j) Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001, was filed in quarterly report on Form 10-Q dated May 8, 2001, and the same is hereby incorporated by reference.

      21 — Subsidiaries of the Registrant

      23 — Independent Accountants’ Consent

      24 — Power of Attorney

E-2