Form 10-Q
period 2002-03-31
COMMERCE BANCSHARES INC /MO/
filed 2002-05-10
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-2989

Commerce Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-0889454
(State of Incorporation)	(IRS Employer Identification No.)

1000 Walnut, Kansas City, MO 64106

(Address of principal executive offices and Zip Code)

(816) 234-2000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of May 6, 2002, the registrant had outstanding 65,572,424 shares of its $5 par value common stock, registrant’s only class of common stock.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

INDEX

		Page

Part I.	Financial Information
Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	4
	Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2002 and 2001	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	20
Part II.	Other Information
Item 6	Exhibits and Reports on Form 8-K	22
Signatures		22

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2002	2001

	(Unaudited)

	(In thousands)
ASSETS
Loans, net of unearned income	$7,605,660	$7,638,482
Allowance for loan losses	(129,973)	(129,973)

Net loans	7,475,687	7,508,509

Investment securities:
Available for sale	3,487,252	3,654,919
Trading	14,456	12,265
Non-marketable	51,371	52,334

Total investment securities	3,553,079	3,719,518

Federal funds sold and securities purchased under agreements to resell	92,660	375,060
Cash and due from banks	558,793	824,218
Land, buildings and equipment, net	322,546	313,383
Goodwill	43,941	43,968
Other intangible assets, net	6,118	6,842
Other assets	214,948	111,308

Total assets	$12,267,772	$12,902,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,378,651	$1,579,759
Savings and interest bearing demand	5,828,251	5,652,716
Time open and C.D.’s of less than $100,000	2,101,581	2,188,448
Time open and C.D.’s of $100,000 and over	655,057	611,043

Total deposits	9,963,540	10,031,966
Federal funds purchased and securities sold under agreements to repurchase	492,948	1,087,402
Long-term debt and other borrowings	390,917	392,586
Accrued interest, taxes and other liabilities	117,256	118,369

Total liabilities	10,964,661	11,630,323

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 65,575,525 shares in 2002 and 2001	327,878	327,878
Capital surplus	210,517	213,888
Retained earnings	736,483	700,230
Treasury stock of 35,770 shares in 2002 and 138,565 shares in 2001, at cost	(1,541)	(5,187)
Other	(2,154)	(1,749)
Accumulated other comprehensive income	31,928	37,423

Total stockholders’ equity	1,303,111	1,272,483

Total liabilities and stockholders’ equity	$12,267,772	$12,902,806

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31

	2002	2001

	(Unaudited)
	(In thousands, except
	per share data)
INTEREST INCOME
Interest and fees on loans	$119,112	$164,382
Interest on investment securities	44,089	28,752
Interest on federal funds sold and securities purchased under agreements to resell	541	8,051

Total interest income	163,742	201,185

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	11,994	35,804
Time open and C.D.’s of less than $100,000	21,249	31,418
Time open and C.D.’s of $100,000 and over	5,018	6,917
Interest on federal funds purchased and securities sold under agreements to repurchase	2,198	6,789
Interest on long-term debt and other borrowings	2,690	3,361

Total interest expense	43,149	84,289

Net interest income	120,593	116,896
Provision for loan losses	7,399	9,530

Net interest income after provision for loan losses	113,194	107,366

NON-INTEREST INCOME
Trust fees	15,439	15,202
Deposit account charges and other fees	21,093	19,229
Credit card transaction fees	12,883	12,707
Trading account profits and commissions	4,045	3,852
Mortgage banking revenue	571	1,695
Net gains on securities transactions	36	1,237
Other	15,101	12,942

Total non-interest income	69,168	66,864

NON-INTEREST EXPENSE
Salaries and employee benefits	63,635	57,913
Net occupancy	8,427	8,438
Equipment	5,111	5,628
Supplies and communication	7,943	8,010
Data processing and software	11,876	11,352
Marketing	3,368	2,817
Goodwill amortization	—	1,197
Intangible assets amortization	724	751
Other	12,938	12,030

Total non-interest expense	114,022	108,136

Income before income taxes	68,340	66,094
Less income taxes	21,428	22,217

Net income	$46,912	$43,877

Net income per share — basic	$.72	$.67

Net income per share — diluted	$.71	$.66

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Number of						Other
	Shares	Common	Capital	Retained	Treasury		Comprehensive
	Issued	Stock	Surplus	Earnings	Stock	Other	Income (Loss)	Total

	(Unaudited)

	(Dollars in thousands)
Balance January 1, 2002	65,575,525	$327,878	$213,888	$700,230	$(5,187)	$(1,749)	$37,423	$1,272,483
Net income				46,912				46,912
Change in unrealized gain (loss) on available for sale securities							(5,495)	(5,495)

Total comprehensive income								41,417

Purchase of treasury stock					(5,001)			(5,001)
Issuance of stock under purchase, option and benefit plans			(3,380)		8,055			4,675
Issuance of stock under restricted stock award plan			9		592	(601)		—
Restricted stock award amortization						196		196
Cash dividends paid ($.163 per share)				(10,659)				(10,659)

Balance March 31, 2002	65,575,525	$327,878	$210,517	$736,483	$(1,541)	$(2,154)	$31,928	$1,303,111

Balance January 1, 2001	62,655,891	$313,279	$147,436	$671,147	$(2,895)	$(1,179)	$15,967	$1,143,755
Net income				43,877				43,877
Change in unrealized gain (loss) on available for sale securities							16,576	16,576

Total comprehensive income								60,453

Pooling acquisition	876,750	4,384	5,414	5,198			83	15,079
Purchase of treasury stock					(14,673)			(14,673)
Issuance of stock under purchase, option and benefit plans	2,982	15	(3,428)		8,053			4,640
Issuance of stock under restricted stock award plan	21,564	108	734		179	(1,021)		—
Restricted stock award amortization						65		65
Cash dividends paid ($.152 per share)				(10,169)				(10,169)

Balance March 31, 2001	63,557,187	$317,786	$150,156	$710,053	$(9,336)	$(2,135)	$32,626	$1,199,150

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31

	2002	2001

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$46,912	$43,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,399	9,530
Provision for depreciation and amortization	8,409	9,113
Accretion of investment security discounts	(430)	(448)
Amortization of investment security premiums	4,654	2,128
Net gains on sales of investment securities(A)	(36)	(1,237)
Net decrease in trading securities	257	764
Decrease in interest receivable	1,638	2,400
Increase (decrease) in interest payable	(9,351)	1,513
Other changes, net	(14,396)	19,205

Net cash provided by operating activities	45,056	86,845

INVESTING ACTIVITIES:
Cash received in acquisition	—	15,035
Proceeds from sales of investment securities(A)	160,536	138,828
Proceeds from maturities of investment securities(A)	406,795	354,630
Purchases of investment securities(A)	(411,765)	(560,760)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	282,400	(452,050)
Net decrease in loans	29,578	100,934
Purchases of land, buildings and equipment	(17,113)	(14,575)
Sales of land, buildings and equipment	1,318	1,967

Net cash provided by (used in) investing activities	451,749	(415,991)

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, and interest bearing demand deposits	(111,494)	52,140
Net increase (decrease) in time open and C.D.’s	(42,853)	153,067
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(594,454)	116,688
Repayment of long-term debt	(1,620)	(293)
Purchases of treasury stock	(5,001)	(14,673)
Issuance of stock under purchase, option and benefit plans	3,851	3,476
Cash dividends paid on common stock	(10,659)	(10,169)

Net cash provided by (used in) financing activities	(762,230)	300,236

Decrease in cash and cash equivalents	(265,425)	(28,910)
Cash and cash equivalents at beginning of year	824,218	616,724

Cash and cash equivalents at March 31	$558,793	$587,814

(A) Available for sale and non-marketable securities
Net income tax payments (receipts)	$7,996	$(472)

Interest paid on deposits and borrowings	$52,500	$82,776

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.	Principles of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2001 data to conform to current year presentation. Results of operations for the three month period ended March 31, 2002, are not necessarily indicative of results to be attained for any other period.

      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2001 Annual Report on Form 10-K.

2.	Allowance for Loan Losses

      The following is a summary of the allowance for loan losses for the three months ended March 31, 2002 and 2001.

	2002	2001

	(In thousands)
Balance, January 1	$129,973	$128,445
Additions:
Allowance for loan losses of acquired bank	—	2,519
Provision for loan losses	7,399	9,530

Total additions	7,399	12,049

Deductions:
Loan losses	10,930	13,250
Less recoveries on loans	3,531	3,836

Net loan losses	7,399	9,414

Balance, March 31	$129,973	$131,080

3.	Investment Securities

      Investment securities, at fair value, consist of the following at March 31, 2002, and December 31, 2001.

	March 31	December 31
	2002	2001

	(In thousands)
Available for sale:
U.S. government and federal agency obligations	$1,171,583	$1,147,615
State and municipal obligations	40,955	43,209
CMO’s and asset-backed securities	2,108,413	2,176,551
Other debt securities	70,535	66,054
Equity securities	95,766	221,490
Trading	14,456	12,265
Non-marketable	51,371	52,334

Total investment securities	$3,553,079	$3,719,518

4.	Intangible Assets and Goodwill

      The following table presents information about the Company’s intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, discussed in note 9 below.

	March 31, 2002		March 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Amortized intangible assets:
Core deposit premium	$50,676	$(44,760)	$50,676	$(41,854)
Mortgage servicing rights	1,169	(967)	1,141	(860)

Total	$51,845	$(45,727)	$51,817	$(42,714)

Aggregate amortization expense for the three months ended		$724		$751

Estimated amortization expense for the years ended:
2002		$2,419
2003		2,017
2004		1,975
2005		601
2006		100

      As required by SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded in 2001.

	For the Three
	Months Ended
	March 31

	2002	2001

	(In thousands,
	except per share
	data)
Reported net income	$46,912	$43,877
Add back goodwill amortization	—	1,197

Adjusted net income	$46,912	$45,074

Basic earnings per share:
Reported net income	$.72	$.67
Add back goodwill amortization	—	.01

Adjusted net income	$.72	$.68

Diluted earnings per share:
Reported net income	$.71	$.66
Add back goodwill amortization	—	.01

Adjusted net income	$.71	$.67

5.	Common Stock

      The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2002 and 2001 are shown below.

	2002	2001

	(In thousands)
Weighted average common shares outstanding	65,519	66,016
Net effect of the assumed exercise of nonvested restricted stock and stock options — based on the treasury stock method using average market price for the period	839	919

	66,358	66,935

6.	Comprehensive Income

      Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company’s only component of other comprehensive income during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the Three
	Months Ended
	March 31

	2002	2001

	(In thousands)
Unrealized holding gains (losses)	$(8,849)	$29,107
Reclassification adjustment for gains included in net income	(13)	(2,395)

Net unrealized gains (losses) on securities	(8,862)	26,712
Income tax expense (benefit)	(3,367)	10,136

Other comprehensive income (loss)	$(5,495)	$16,576

7.	Segments

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

			Money	Segment	Other/	Consolidated
	Consumer	Commercial	Management	Totals	Elimination	Totals

	(In thousands)
Three Months Ended March 31, 2002
Net interest income after loan loss expense	$20,621	$54,130	$(2,191)	$72,560	$40,634	$113,194
Cost of funds allocation	40,068	(13,967)	4,481	30,582	(30,582)	—
Non-interest income	36,437	9,986	20,620	67,043	2,125	69,168

Total net revenue	97,126	50,149	22,910	170,185	12,177	182,362
Non-interest expense	66,272	23,983	15,029	105,284	8,738	114,022

Income before income taxes	$30,854	$26,166	$7,881	$64,901	$3,439	$68,340

Three Months Ended March 31, 2001
Net interest income after loan loss expense	$1,649	$80,017	$(3,530)	$78,136	$29,230	$107,366
Cost of funds allocation	61,921	(40,888)	5,422	26,455	(26,455)	—
Non-interest income	35,609	7,816	20,393	63,818	3,046	66,864

Total net revenue	99,179	46,945	22,285	168,409	5,821	174,230
Non-interest expense	64,407	23,178	14,271	101,856	6,280	108,136

Income before income taxes	$34,772	$23,767	$8,014	$66,553	$(459)	$66,094

      Beginning in 2002, the Company implemented a new funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This new process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. Previous methodology used funding pools based on average rates to assign and determine value. The new method should provide a more accurate means of valuing fund sources and uses in a varying interest rate environment. The change in profitability methods mainly affected the Consumer segment and had the effect of lowering the cost of funds allocation to the Consumer segment for the first three months of 2002 by $31.6 million compared with the previous method. Segment results for the prior period in the table above were not restated for the change in the profitability measurement method.

8.	Derivative Instruments

      Effective January 1, 2001, the Company adopted SFAS 133, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates.

      The Company has three interest rate swaps which were designated as fair value hedges of certain fixed rate loans. Foreign exchange contracts consist mainly of contracts to purchase or deliver foreign currency transactions for customers at a specific future date. Mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation in which fixed rate personal real estate loans are originated and sold to other institutions.

      The Company’s usage of derivative instruments is detailed below.

	March 31, 2002			December 31, 2001

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
	Amount	Value	Value	Amount	Value	Value

	(In thousands)
Interest rate swaps	$24,525	$—	$(444)	$24,912	$—	$(551)
Foreign exchange contracts:
Forward contracts	111,459	1,848	(1,597)	99,232	3,373	(3,349)
Options written/ purchased	1,950	—	—	1,950	2	(2)
Mortgage loan commitments	13,373	116	(12)	18,679	79	(162)
Mortgage loan forward sale contracts	31,851	282	(16)	43,758	921	(1)

Total	$183,158	$2,246	$(2,069)	$188,531	$4,375	$(4,065)

9.	Impact of Recently Issued Accounting Standards

      Effective January 1, 2002, the Company adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

      The Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Statement allows until June 30, 2002, to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss must be recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 statement of income.

      The Company completed the first step in the transitional goodwill impairment valuation, which was to compare the fair value of its reporting units with the carrying amount of the reporting units. Because the fair value of the reporting units exceeded the carrying value of the units, no indication of reporting unit goodwill impairment exists. As a result, performance of the second step of the transitional impairment test described above was not necessary, and no impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 statement of income.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2002
(Unaudited)

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2001 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2002, are not necessarily indicative of results to be attained for any other period.

FORWARD LOOKING INFORMATION

      This report may contain “forward-looking statements” that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, and competition with other entities that offer financial services.

SIGNIFICANT ACCOUNTING POLICIES

      The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities. A summary of significant accounting policies is listed in the first note to the consolidated financial statements in the Company’s 2001 Annual Report on Form 10-K. Critical accounting policies are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policy relates to the allowance for loan losses and involves significant management valuation judgments. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is contained in the Provision and Allowance for Loan Losses section of this report.

SELECTED FINANCIAL DATA

	Three Months
	Ended March 31

	2002	2001

Per Share Data
Net income—basic	$.72	$.67
Net income—diluted	.71	.66
Cash dividends	.163	.152
Book value	19.90	18.05
Market price	44.22	35.48
Selected Ratios
(Based on average balance sheets)
Loans to deposits	78.09%	86.60%
Non-interest bearing deposits to total deposits	9.52	13.83
Equity to loans	17.06	14.83
Equity to deposits	13.32	12.84
Equity to total assets	10.61	10.44
Return on total assets	1.55	1.59
Return on realized stockholders’ equity*	15.21	15.47
Return on total stockholders’ equity	14.64	15.20
(Based on end-of-period data)
Efficiency ratio	59.72	58.19
Tier I capital ratio	12.78	12.23
Total capital ratio	14.15	13.60
Leverage ratio	10.05	9.98

*	Excludes net unrealized holding gains on available for sale securities from average stockholders’ equity

RESULTS OF OPERATIONS

Summary

	Three Months Ended		Increase
	March 31		(decrease)

	2002	2001	Amount	Percent

	(Dollars in thousands)
Net interest income	$120,593	$116,896	$3,697	3.2%
Provision for loan losses	(7,399)	(9,530)	(2,131)	(22.4)
Non-interest income	69,168	66,864	2,304	3.4
Non-interest expense	(114,022)	(108,136)	5,886	5.4
Income taxes	(21,428)	(22,217)	(789)	(3.6)

Net income	$46,912	$43,877	$3,035	6.9%

      Consolidated net income for the first three months of 2002 was $46.9 million; a $3.0 million or 6.9% increase over the first three months of 2001. Diluted earnings per share was $.71, an increase of 7.6% over $.66 per share in the first quarter of 2001. The return on assets for the first quarter of 2002 was 1.55% compared to 1.59% in the first quarter of 2001. The return on realized equity decreased to 15.21% compared to 15.47% in 2001. The Company’s efficiency ratio increased to 59.72% in the first quarter of 2002, compared to 58.19% in the first quarter of 2001.

      Net income increased $3.0 million in the first quarter of 2002 over the same quarter in 2001 because of solid improvements to net interest income coupled with lower credit costs, modest growth in non-interest income, and controlled non-interest expenses. Stable interest rates, growth in interest earning assets, and the continued repricing of certificates of deposit contributed to a $3.7 million increase in net interest income.

Non-interest income for the quarter increased $2.3 million, or 3.4%, over the first quarter of 2001 mainly due to growth in deposit account fee income. Higher costs in salaries and benefits contributed to a $5.9 million, or 5.4%, increase in non-interest expense.

      The Company’s latest bank acquisition was effective March 1, 2001, when Centennial Bank was acquired. The bank was located in St. Ann, Missouri, and at acquisition had assets of $254 million, loans of $189 million, and deposits of $216 million. The Company issued common stock valued at $34.4 million as consideration in the transaction. The acquisition was accounted for as a pooling of interests; however, the Company’s financial statements were not restated since restated amounts did not differ materially from the Company’s historical results.

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

Analysis of Changes in Net Interest Income

	Three Months Ended
	March 31, 2002 vs. 2001

	Change due to

	Average	Average
	Volume	Rate	Total

	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$(5,429)	$(39,821)	$(45,250)
Investment securities:
U.S. government and federal agency securities	6,204	(5,257)	947
State and municipal obligations	(389)	78	(311)
CMO’s and asset-backed securities	19,311	(4,262)	15,049
Other securities	1,126	(1,540)	(414)

Total interest on investment securities	26,252	(10,981)	15,271

Federal funds sold and securities purchased under agreements to resell	(6,341)	(1,169)	(7,510)

Total interest income	14,482	(51,971)	(37,489)

Interest expense:
Deposits:
Savings	140	(824)	(684)
Interest bearing demand	3,096	(26,222)	(23,126)
Time open & C.D.’s of less than $100,000	(476)	(9,693)	(10,169)
Time open & C.D.’s of $100,000 and over	2,386	(4,285)	(1,899)

Total interest on deposits	5,146	(41,024)	(35,878)

Federal funds purchased and securities sold under agreements to repurchase	1,613	(6,204)	(4,591)
Long-term debt and other borrowings	2,484	(3,198)	(714)

Total interest expense	9,243	(50,426)	(41,183)

Net interest income, fully taxable equivalent basis	$5,239	$(1,545)	$3,694

      Net interest income for the first quarter of 2002 was $120.6 million, a 3.2% increase over the first quarter of 2001. The growth in net interest income was mainly the result of lower deposit costs and higher average balances of investment securities, partly offset by lower average loan yields. The net interest rate margin was

4.34% for the first quarter of 2002, compared to 4.59% in the first quarter of 2001 and 4.16% in the fourth quarter of 2001.

      Total interest income decreased $37.4 million, or 18.6%, from the first quarter of 2001. This occurred largely because of a decline of 210 basis points in rates earned on loans. The decline in loan yields resulted from significant reductions in both the federal funds and prime rates during 2001, which caused a large portion of the loan portfolio with floating rates to re-price downward. Those loans most affected included the variable rate loans in the business, business real estate, home equity, and credit card loan portfolios. In addition, rates earned on the investment portfolio declined. Lower average loan and overnight investment balances also contributed to the decrease. These effects were partially offset by an increase of $1.69 billion in average investment securities, funded by an increase in deposits and a decline in loans. The average tax equivalent yield on interest earning assets was 5.89% in the first quarter of 2002 compared to 7.90% in the first quarter of 2001.

      Total interest expense decreased $41.1 million, or 48.8%, compared to the first quarter of 2001 due mainly to declines in average rates paid on interest bearing deposits, with the largest effect shown in the Company’s Premium Money Market accounts which decreased 340 basis points from last year. Interest expense was also reduced by lower average rates paid on FHLB advances and short-term borrowings of federal funds purchased and repurchase agreements. The rate declines were partly offset by growth of $966.2 million in average interest bearing deposits, a $126.3 million increase in average borrowings of federal funds purchased and repurchase agreements, and a $159.6 million increase in FHLB advances. Average rates paid on all interest bearing liabilities decreased from 3.96% in the first quarter of 2001 to 1.77% in the first quarter of 2002.

      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended		Increase
	March 31		(decrease)

	2002	2001	Amount	Percent

	(Dollars in thousands)
Trust fees	$15,439	$15,202	$237	1.6%
Deposit account charges and other fees	21,093	19,229	1,864	9.7
Credit card transaction fees	12,883	12,707	176	1.4
Trading account profits and commissions	4,045	3,852	193	5.0
Mortgage banking revenue	571	1,695	(1,124)	(66.3)
Net gains on securities transactions	36	1,237	(1,201)	(97.1)
Other	15,101	12,942	2,159	16.7

Total non-interest income	$69,168	$66,864	$2,304	3.4%

As a % of operating income (net interest income plus non-interest income)	36.5%	36.4%

      Total non-interest income increased 3.4% in the first quarter of 2002 compared to the first quarter of 2001. Deposit account fees grew 9.7%, or $1.9 million, over amounts recorded in the first quarter of last year as a result of higher income earned on commercial cash management fees. Trust fees for the quarter increased 1.6% over the first quarter of 2001, with lower asset valuations continuing to restrain growth in total trust fees. Credit card fees for the quarter increased only slightly over the same period last year, primarily resulting from lower merchant fees, flat credit cardholder fees, but higher debit card fees. Lower merchant fees were a result of lower retail sales and lower profit margins, while growth in debit card fees remained strong and increased 20.8% over fees recorded in the same period last year. Trading account profits and commissions improved 5.0% over last year, due to increased sales to correspondent banks and other corporate customers. Mortgage banking revenues decreased $1.1 million from amounts recorded in the first quarter of 2001. This change is mainly the result of slightly lower servicing fees and gains on loan sales in the current quarter, and higher fair value adjustments on mortgage commitments and related contracts recorded in the first quarter of 2001. Other non-interest income for the quarter included a pre-tax gain of $3.4 million on the sale of student loans and compares with similar student loan gains of $3.1 million recorded last year in the same period. Also, the Company sold a minority interest in a community bank for a pre-tax gain of $1.5 million in the first quarter of 2002.

      Net securities gains amounted to $36 thousand in the first quarter of 2002 compared to net gains of $1.2 million in the first quarter of 2001. The net gain in 2001 included $2.4 million in gains on sales from the banks’ investment portfolios coupled with a $1.2 million loss on a venture capital investment.

Non-Interest Expense

	Three Months Ended		Increase
	March 31		(decrease)

	2002	2001	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$63,635	$57,913	$5,722	9.9%
Net occupancy	8,427	8,438	(11)	(.1)
Equipment	5,111	5,628	(517)	(9.2)
Supplies and communication	7,943	8,010	(67)	(.8)
Data processing and software	11,876	11,352	524	4.6
Marketing	3,368	2,817	551	19.6
Goodwill amortization	—	1,197	(1,197)	N.M.
Intangible assets amortization	724	751	(27)	(3.6)
Other	12,938	12,030	908	7.5

Total non-interest expense	$114,022	$108,136	$5,886	5.4%

      Total non-interest expense rose 5.4% in the first quarter of 2002 compared to the first quarter of 2001. Included in 2002 non-interest expense was the contribution of appreciated securities of $2.1 million, for which the Company received a tax benefit. Excluding this transaction, total non-interest expense would have increased 3.5% over amounts recorded in the first quarter of last year. Salaries and employee benefits increased $5.7 million, or 9.9%, over the first quarter of 2001 due to higher medical and pension plan costs coupled with normal merit increases and higher incentives. Occupancy, supplies and communications, and equipment costs all showed solid control with amounts this quarter less than the first quarter of last year. Data processing and software expense increased 4.6% over the first quarter of 2001 mainly because of costs associated with the computer conversion mentioned below. Goodwill amortization was discontinued in 2002, as required by a recent accounting pronouncement. The efficiency ratio was 59.72% in the first quarter of 2002 compared to 58.19% in the first quarter of 2001 and 57.61% in the fourth quarter of 2001.

      During the quarter, the Company substantially completed its conversion to an in-house mainframe computer environment. After finalizing outsource termination payments of approximately $1.7 million to be recorded in the second quarter of 2002, the Company expects significant improvements to its data processing cost structure thereafter.

Provision and Allowance for Loan Losses

	Three Months Ended

	Dec. 31	Mar. 31	Mar. 31
	2001	2002	2001

	(Dollars in thousands)
Provision for loan losses	$10,584	$7,399	$9,530

Net loan charge-offs (recoveries):
Business	3,864	1,361	2,450
Credit card	4,653	4,292	4,824
Personal banking	2,477	1,669	2,304
Real estate	581	77	(164)

Total net loan charge-offs	$11,575	$7,399	$9,414

Net annualized total charge-offs as a percentage of average loans	.60%	.39%	.48%

      The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of an allocated and an unallocated component. To determine the allocated component of the allowance, the Company combines estimates of the reserves needed for loans evaluated on an individual basis with estimates of reserves needed for pools of loans with similar risk characteristics. This process uses tools such as the “watch loan list”, loss experience, and migration models. To mitigate the imprecision in the estimation of the allocated component, specifically calculated reserve amounts are supplemented by an unallocated component. The unallocated component includes management’s determination of the amounts necessary to offset credit risk issues associated with loan concentrations, economic uncertainties, industry concerns, adverse market changes in estimated or appraised collateral values, and other subjective factors.

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

      Net loan charge-offs for the first quarter of 2002 amounted to $7.4 million compared to $9.4 million in the first quarter of 2001 and $11.6 million in the fourth quarter of last year. The ratio of net charge-offs to average loans was .39% compared to .48% in the first quarter of 2001 and .60% in the fourth quarter of 2001. The decrease in net loan charge-offs in the first quarter of this year compared with previous quarters is the result of lower business loan net charge-offs coupled with decreases in credit card and personal banking loan charge-offs. Lower delinquency rates and improved underwriting controls on personal loans are responsible for lower credit losses on personal loans, while credit card losses are down this year due to fewer bankruptcies.

      For the first quarter of 2002, net charge-offs on average credit card loans amounted to 3.58% compared to 3.89% in the first quarter of 2001 and 3.80% in the fourth quarter of last year. Also, personal banking loan charge-offs amounted to ..43% of average personal loans this quarter compared to .58% in the first quarter of 2001 and .61% in the fourth quarter of last year. The provision for loan losses for the quarter totaled $7.4 million, down from $9.5 million in the first quarter of 2001 and $10.6 million in the fourth quarter of last year. The allowance for loan losses at March 31, 2002, amounted to $130.0 million, or 1.71% of total loans, and represents 457% of total non-performing assets.

      The Company considers the allowance for loan losses of $130.0 million adequate to cover losses inherent in the loan portfolio at March 31, 2002.

Risk Elements of Loan Portfolio

      The following table presents non-performing assets and loans which are past due 90 days and still accruing interest. Non-performing assets include non-accruing loans and foreclosed real estate. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. These generally are loans that are 90 days past due as to principal and/or interest payments, unless both well-secured and in the process of collection, or are 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as non-accrual. Those loans, anticipated to be collected, are included in the totals below for loans past due 90 days and still accruing interest.

	March 31	December 31
	2002	2001

	(In thousands)
Non-accrual loans	$26,181	$28,819
Foreclosed real estate	2,280	1,949

Total non-performing assets	$28,461	$30,768

Non-performing assets to total loans	.37%	.40%
Non-performing assets to total assets	.23%	.24%
Loans past due 90 days and still accruing interest	$20,330	$19,699

Income Taxes

      The Company’s income tax expense was $21.4 million in the first quarter of 2002 and $22.2 million in the first quarter of 2001, resulting in effective tax rates of 31.4% and 33.6%, respectively. The 2002 lower effective tax rate was impacted favorably by the elimination of non-deductible goodwill amortization this year, and the additional accrual of state and Federal rehabilitation credits to be received on the renovation of a downtown Kansas City office building.

FINANCIAL CONDITION

Balance Sheet Review

      During the first quarter of 2002, average loans declined $81.7 million, or 1.1%, compared to the fourth quarter of 2001. This decline was due mainly to lower average business, consumer auto, and personal real estate loans, but offset by growth in business real estate and construction loans. The continued slow economy, and reductions on certain commercial lines of credit, resulted in declining business loan totals for the quarter although growth in this category did occur during the second half of the quarter. Business real estate loans increased in the first part of the quarter, but declined towards the end of the quarter. The decline in personal real estate loans this quarter continues the trend whereby principal amortization coupled with lower origination of variable rate loans resulted in lower loan balances. Customer demand for long-term fixed rate real estate loans remains good, and the Company routinely sells these loans to the secondary market. Strong financing incentives offered by the captive auto companies last quarter has continued this quarter, limiting growth of new consumer auto loans.

      Available for sale investment securities increased $330.9 million on average in the first quarter of 2002 over the fourth quarter of last year. This increase in average securities resulted from purchases of new securities with liquidity obtained from increases in both interest bearing and non-interest bearing deposits, growth in borrowings, and declines in loans. The growth in investment securities occurred mainly in the areas of agency-backed CMO’s and asset-backed securities.

      Total average deposits increased by $26.3 million during the first quarter compared to the fourth quarter of last year and grew by $633.8 million, or 7.0%, when compared to the same period last year. The increase over the fourth quarter of last year was due mainly to growth in money market and interest checking accounts offset by lower certificate of deposit totals.

      During the first quarter, average borrowings increased by $26.6 million, primarily due to growth in federal funds purchased on an overnight basis.

      The loan to deposit ratio for the first quarter of 2002 declined to 78.1%, down from 79.2% in the fourth quarter of 2001. The reduction in this ratio was the result of continued growth in deposits and lower lending totals.

Liquidity and Capital Resources

      Liquidity represents the Company’s ability to obtain cost-effective funding to meet the needs of customers as well as the Company’s financial obligations. Liquidity can be provided through the subsidiary banks’ sale and maturity of federal funds sold and securities purchased under agreements to resell and their available for sale investment portfolio. These liquid assets had a fair value of $3.36 billion at March 31, 2002, which included $564.0 million pledged to secure public deposits, discount window borrowings, and other purposes as required by law. Within the next twelve months, approximately 8% of the banks’ available for sale portfolio will mature. The available for sale bank portfolio included an unrealized net gain in fair value of $21.0 million at March 31, 2002, compared to an unrealized net gain of $29.4 million at December 31, 2001. Liquidity can also be obtained through secured advances from the FHLB, of which certain subsidiary banks are members. These borrowings are generally secured by residential mortgages and mortgage-backed securities. Advances outstanding approximated $375 million at March 31, 2002, and December 31, 2001. Most of the advances are payable during 2002 and 2003.

      The liquid assets of the Parent consist of securities purchased under agreements to resell, marketable corporate stock, U.S. government and federal agency securities, and commercial paper. The fair value of these assets was $205.0 million at March 31, 2002, compared to $175.2 million at December 31, 2001. Included in the fair values were unrealized net gains of $32.3 million at March 31, 2002, and $32.6 million at December 31, 2001. The Parent’s liabilities totaled $52.3 million at March 31, 2002, compared to $13.4 million at December 31, 2001. Liabilities at March 31, 2002, included $47.7 million advanced mainly from subsidiary bank holding companies in order to combine resources for short-term investment in liquid assets. The funds advanced from the subsidiary bank holding companies consist mainly of subsidiary bank dividends. The Parent had no short-term borrowings from affiliate banks or long-term debt during 2002. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

      In February 2002, the Board of Directors announced the approval of additional purchases of the Company’s common stock, bringing the total purchase authorization to 3,000,000 shares. During the first quarter of 2002, the Company purchased 118,333 shares at an average cost of $42.26 per share. The Company has routinely used these reacquired shares to fund annual stock dividends and various stock option programs.

      The Company had an equity to asset ratio of 10.61% based on 2002 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

			Minimum
			Ratios for
			Well-Capitalized
	March 31, 2002	December 31, 2001	Banks

	(Dollars in thousands)
Risk-Adjusted Assets	$9,528,097	$9,634,566
Tier I Capital	1,218,143	1,182,661
Total Capital	1,347,910	1,313,857
Tier I Capital Ratio	12.78%	12.28%	6.00%
Total Capital Ratio	14.15%	13.64%	10.00%
Leverage Ratio	10.05%	9.81%	5.00%

      The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $558.8 million at March 31, 2002, a decrease of $265.4 million from December 31, 2001. Contributing to the overall net cash outflow were a net decrease of $594.5 million in short-term borrowings of federal funds purchased and repurchase agreements, and a net decrease of $154.3 million in deposits. These cash outflows were partially offset by net inflows arising from $155.6 million in sales and maturities of the investment securities portfolio, net of purchases, a decrease of $282.4 million in overnight investments, and $45.1 million produced by operating activities.

      The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding derivative instruments and lines of credit related to credit card loan agreements) totaled approximately $3.20 billion, standby letters of credit totaled $328.7 million, and commercial letters of credit totaled $19.0 million at March 31, 2002.

Quantitative and Qualitative Disclosures about Market Risk

      Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company mainly uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income, given a static balance sheet.

	March 31, 2002		December 31, 2001

	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest
Scenario	Income	Income	Income	Income

	(Dollars in millions)
200 basis points rising	$(1.6)	(.3)%	$(7.6)	(1.5)%
100 basis points rising	(.5)	(.1)	(3.6)	(.7)
100 basis points falling	(.4)	(.1)	2.3	.5

      Over the past twelve months, growth in deposits coupled with decreases in loans and short term investments resulted in increased liquidity. The Company used this added liquidity to increase its investment portfolio by $1.48 billion during this period. While the increase in investment securities, which are comprised mainly of fixed rate instruments, tends to make the Company less asset sensitive, the higher level of earning assets which resulted from this added liquidity is expected to provide new sources of net interest income over the previous year. The differences in the net interest income projections at March 31, 2002, compared to that at December 31, 2001, occurred largely because the Company’s net overnight borrowings position is declining and because the majority of the long term certificate of deposit portfolio is repricing in the first six months of 2002.

      For further discussion of the Company’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations— Interest Rate Sensitivity included in the Company’s 2001 Annual Report on Form 10-K.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2002 and 2001

	First Quarter 2002			First Quarter 2001

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business(A)	$2,381,993	$28,961	4.93%	$2,674,329	$51,701	7.84%
Real estate — construction	440,035	5,718	5.27	391,502	8,173	8.47
Real estate — business	1,474,199	22,270	6.13	1,334,619	26,767	8.13
Real estate — personal	1,276,174	21,787	6.92	1,388,422	26,171	7.64
Personal banking	1,557,521	27,469	7.15	1,605,139	34,017	8.59
Credit card	486,682	13,226	11.02	503,031	17,852	14.39

Total loans	7,616,604	119,431	6.36	7,897,042	164,681	8.46

Investment securities:
U.S. government & federal agency	1,130,132	12,237	4.39	729,501	11,290	6.28
State & municipal obligations(A)	40,255	796	8.02	62,003	1,107	7.24
CMO’s and asset-backed securities	2,141,473	29,320	5.55	910,102	14,271	6.36
Trading securities	7,866	96	4.93	19,275	348	7.32
Other marketable securities(A)	201,172	1,389	2.80	106,829	1,514	5.75
Non-marketable securities	52,882	588	4.51	53,425	625	4.74

Total investment securities	3,573,780	44,426	5.04	1,881,135	29,155	6.29

Federal funds sold and securities purchased under agreements to resell	124,706	541	1.76	584,147	8,051	5.59

Total interest earning assets	11,315,090	164,398	5.89	10,362,324	201,887	7.90

Less allowance for loan losses	(129,999)			(129,044)
Unrealized gain on investment securities	76,908			34,491
Cash and due from banks	509,527			514,312
Land, buildings and equipment, net	318,857			262,562
Other assets	157,963			171,566

Total assets	$12,248,346			$11,216,211

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$339,561	540	.64	$304,670	1,224	1.63
Interest bearing demand	5,705,492	11,454	.81	4,914,780	34,580	2.85
Time open & C.D.’s of less than $100,000	2,146,024	21,249	4.02	2,170,510	31,418	5.87
Time open & C.D.’s of $100,000 and over	633,190	5,018	3.21	468,140	6,917	5.99

Total interest bearing deposits	8,824,267	38,261	1.76	7,858,100	74,139	3.83

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	691,907	2,198	1.29	565,564	6,789	4.87
Long-term debt and other borrowings(B)	391,931	2,840	2.94	231,033	3,554	6.24

Total borrowings	1,083,838	5,038	1.89	796,597	10,343	5.27

Total interest bearing liabilities	9,908,105	43,299	1.77%	8,654,697	84,482	3.96%

Non-interest bearing demand deposits	928,770			1,261,135
Other liabilities	112,149			129,611
Stockholders’ equity	1,299,322			1,170,768

Total liabilities and equity	$12,248,346			$11,216,211

Net interest margin (T/E)		$121,099			$117,405

Net yield on interest earning assets			4.34%			4.59%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

PART II: OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

10(a)	Commerce Bancshares, Inc. Executive Incentive Compensation Plan Amendment and Restatement of July 31, 1998

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

BY	/s/ J. DANIEL STINNETT

J. DANIEL STINNETT
Vice President & Secretary

Date: May 10, 2002

By	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller (Chief Accounting Officer)

Date: May 10, 2002

INDEX TO EXHIBITS

10(a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan Amendment and Restatement of July 31, 1998