Form 10-Q
period 2002-06-30
COMMERCE BANCSHARES INC /MO/
filed 2002-08-12
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes ☑          No ☐

      As of August 6, 2002, the registrant had outstanding 64,839,871 shares of its $5 par value common stock, registrant’s only class of common stock.

INDEX
COMMERCE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE BALANCE SHEETS -- AVERAGE RATES AND YIELDS
AVERAGE BALANCE SHEETS -- AVERAGE RATES AND YIELDS
PART II: OTHER INFORMATION
SIGNATURES
EX-99.1 Certification of CEO
EX-99.2 Certification of CFO

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2002	2001

	(Unaudited)

	(In thousands)
ASSETS
Loans, net of unearned income	$7,729,147	$7,638,482
Allowance for loan losses	(129,973)	(129,973)

Net loans	7,599,174	7,508,509

Investment securities:
Available for sale	3,460,586	3,654,919
Trading	31,517	12,265
Non-marketable	51,500	52,334

Total investment securities	3,543,603	3,719,518

Federal funds sold and securities purchased under agreements to resell	36,141	375,060
Cash and due from banks	610,625	824,218
Land, buildings and equipment, net	330,869	313,383
Goodwill	43,224	43,968
Other intangible assets, net	4,893	6,842
Other assets	136,202	111,308

Total assets	$12,304,731	$12,902,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,337,828	$1,579,759
Savings and interest bearing demand	5,774,566	5,652,716
Time open and C.D.’s of less than $100,000	2,030,683	2,188,448
Time open and C.D.’s of $100,000 and over	690,975	611,043

Total deposits	9,834,052	10,031,966
Federal funds purchased and securities sold under agreements to repurchase	671,369	1,087,402
Long-term debt and other borrowings	340,787	392,586
Other liabilities	90,894	118,369

Total liabilities	10,937,102	11,630,323

Stockholders’ equity:
Preferred stock, $1 par value.
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value.
Authorized 100,000,000 shares; issued 65,643,792 shares in 2002 and 65,575,525 in 2001	328,219	327,878
Capital surplus	210,637	213,888
Retained earnings	775,942	700,230
Treasury stock of 390,339 shares in 2002 and 138,565 shares in 2001, at cost	(17,518)	(5,187)
Other	(2,025)	(1,749)
Accumulated other comprehensive income	72,374	37,423

Total stockholders’ equity	1,367,629	1,272,483

Total liabilities and stockholders’ equity	$12,304,731	$12,902,806

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

	2002	2001	2002	2001

	(Unaudited)

	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$117,796	$153,586	$236,908	$317,968
Interest on investment securities	44,666	32,714	88,755	61,466
Interest on federal funds sold and securities purchased under agreements to resell	411	6,426	952	14,477

Total interest income	162,873	192,726	326,615	393,911

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	12,101	27,367	24,095	63,171
Time open and C.D.’s of less than $100,000	17,872	32,046	39,121	63,464
Time open and C.D.’s of $100,000 and over	4,743	7,428	9,761	14,345
Interest on federal funds purchased and securities sold under agreements to repurchase	1,560	5,439	3,758	12,228
Interest on long-term debt and other borrowings	2,209	2,797	4,899	6,158

Total interest expense	38,485	75,077	81,634	159,366

Net interest income	124,388	117,649	244,981	234,545
Provision for loan losses	6,668	7,992	14,067	17,522

Net interest income after provision for loan losses	117,720	109,657	230,914	217,023

NON-INTEREST INCOME
Trust fees	15,774	16,790	31,213	31,992
Deposit account charges and other fees	22,793	21,355	43,886	40,584
Credit card transaction fees	14,229	13,695	27,112	26,402
Trading account profits and commissions	3,826	3,578	7,871	7,430
Mortgage banking revenue	1,066	1,432	1,637	3,127
Net gains (losses) on securities transactions	(328)	510	(292)	1,747
Other	12,456	13,316	27,557	26,258

Total non-interest income	69,816	70,676	138,984	137,540

NON-INTEREST EXPENSE
Salaries and employee benefits	61,066	58,772	124,701	116,685
Net occupancy	8,207	7,550	16,634	15,988
Equipment	6,003	5,527	11,114	11,155
Supplies and communication	8,221	8,600	16,164	16,610
Data processing and software	12,476	12,318	24,352	23,670
Marketing	3,628	3,571	6,996	6,388
Goodwill amortization	—	1,126	—	2,323
Intangible assets amortization	668	755	1,392	1,506
Other	12,727	13,500	25,665	25,530

Total non-interest expense	112,996	111,719	227,018	219,855

Income before income taxes	74,540	68,614	142,880	134,708
Less income taxes	24,434	22,831	45,862	45,048

Net income	$50,106	$45,783	$97,018	$89,660

Net income per share — basic	$.76	$.69	$1.48	$1.36

Net income per share — diluted	$.75	$.68	$1.46	$1.34

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Number						Other
	of Shares	Common	Capital	Retained	Treasury		Comprehensive
	Issued	Stock	Surplus	Earnings	Stock	Other	Income (Loss)	Total

	(Unaudited)
	(Dollars in thousands)
Balance January 1, 2002	65,575,525	$327,878	$213,888	$700,230	$(5,187)	$(1,749)	$37,423	$1,272,483
Net income				97,018				97,018
Change in unrealized gain (loss) on available for sale securities							34,951	34,951

Total comprehensive income								131,969

Purchase of treasury stock					(23,896)			(23,896)
Issuance of stock under purchase, option and benefit plans	68,267	341	(3,262)		10,943			8,022
Issuance of stock under restricted stock award plan			11		622	(633)		—
Restricted stock award amortization						357		357
Cash dividends paid ($.325 per share)				(21,306)				(21,306)

Balance June 30, 2002	65,643,792	$328,219	$210,637	$775,942	$(17,518)	$(2,025)	$72,374	$1,367,629

Balance January 1, 2001	62,655,891	$313,279	$147,436	$671,147	$(2,895)	$(1,179)	$15,967	$1,143,755
Net income				89,660				89,660
Change in unrealized gain (loss) on available for sale securities							14,250	14,250

Total comprehensive income								103,910

Pooling acquisition	876,750	4,384	5,414	5,198			83	15,079
Purchase of treasury stock					(29,684)			(29,684)
Issuance of stock under purchase, option and benefit plans	2,982	15	(4,160)		10,068			5,923
Issuance of stock under restricted stock award plan	21,564	108	719		382	(1,209)		—
Restricted stock award amortization						247		247
Cash dividends paid ($.305 per share)				(20,245)				(20,245)

Balance June 30, 2001	63,557,187	$317,786	$149,409	$745,760	$(22,129)	$(2,141)	$30,300	$1,218,985

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30

	2002	2001

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$97,018	$89,660
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,067	17,522
Provision for depreciation and amortization	17,210	18,428
Amortization of investment security premiums, net	8,691	3,918
Net (gains) losses on sales of investment securities (A)	292	(1,747)
Net increase in trading securities	(6,599)	(10,198)
(Increase) decrease in interest receivable	1,316	(152)
Decrease in interest payable	(13,180)	(1,719)
Decrease in income taxes payable	(14,148)	(4,192)
Other changes, net	(29,957)	5,037

Net cash provided by operating activities	74,710	116,557

INVESTING ACTIVITIES:
Cash received in acquisition	—	15,035
Cash paid in sale of branches	(20,252)	—
Proceeds from sales of investment securities(A)	182,456	229,084
Proceeds from maturities of investment securities(A)	788,196	635,173
Purchases of investment securities(A)	(730,735)	(1,207,205)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	338,919	(290,920)
Net (increase) decrease in loans	(114,797)	291,918
Purchases of land, buildings and equipment	(35,756)	(44,124)
Sales of land, buildings and equipment	2,548	1,996

Net cash provided by (used in) investing activities	410,579	(369,043)

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, and interest bearing demand deposits	(138,719)	77,719
Net increase (decrease) in time open and C.D.’s	(53,273)	196,875
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(416,033)	121,869
Repayment of long-term debt	(51,702)	(50,490)
Purchases of treasury stock	(23,896)	(29,684)
Issuance of stock under purchase, option and benefit plans	6,047	4,581
Cash dividends paid on common stock	(21,306)	(20,245)

Net cash provided by (used in) financing activities	(698,882)	300,625

Increase (decrease) in cash and cash equivalents	(213,593)	48,139
Cash and cash equivalents at beginning of year	824,218	616,724

Cash and cash equivalents at June 30	$610,625	$664,863

(A) Available for sale and non-marketable securities
Net income tax payments	$58,033	$46,222

Interest paid on deposits and borrowings	$94,814	$161,085

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.	Principles of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2001 data to conform to current year presentation. Results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of results to be attained for any other period.

      The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2001 Annual Report on Form 10-K.

2.	Allowance for Loan Losses

      The following is a summary of the allowance for loan losses.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(In thousands)
Balance, beginning of period	$129,973	$131,080	$129,973	$128,445

Additions:
Allowance for loan losses of acquired bank	—	—	—	2,519
Provision for loan losses	6,668	7,992	14,067	17,522

Total additions	6,668	7,992	14,067	20,041

Deductions:
Loan losses	11,231	11,243	22,161	24,493
Less recoveries on loans	4,563	3,280	8,094	7,116

Net loan losses	6,668	7,963	14,067	17,377

Balance, June 30	$129,973	$131,109	$129,973	$131,109

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities

      Investment securities, at fair value, consist of the following at June 30, 2002, and December 31, 2001.

	June 30	December 31
	2002	2001

	(In thousands)
Available for sale:
U.S. government and federal agency obligations	$1,166,942	$1,147,615
State and municipal obligations	39,960	43,209
CMO’s and asset-backed securities	2,088,281	2,176,551
Other debt securities	107,918	66,054
Equity securities	57,485	221,490
Trading	31,517	12,265
Non-marketable	51,500	52,334

Total investment securities	$3,543,603	$3,719,518

      Equity securities included investments in short term mutual funds of $13,473,000 at June 30, 2002, and $176,067,000 at December 31, 2001.

4.	Intangible Assets and Goodwill

      The following table presents information about the Company’s intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, discussed in note 9 below.

	June 30, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Amortized intangible assets:
Core deposit premium	$47,930	$(43,217)	$50,676	$(44,064)
Mortgage servicing rights	1,170	(990)	1,170	(940)

Total	$49,100	$(44,207)	$51,846	$(45,004)

      Aggregate amortization expense was $668,000 and $755,000, respectively, for the three month periods ended June 30, 2002 and 2001, and $1,392,000 and $1,506,000, respectively, for the corresponding six month periods.

Estimated amortization expense for the years ending:
2002	$2,319
2003	1,818
2004	1,776
2005	543
2006	100

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As required by SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded in 2001.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

	2002	2001	2002	2001

	(In thousands, except per share data)
Reported net income	$50,106	$45,783	$97,018	$89,660
Add back goodwill amortization	—	1,126	—	2,323

Adjusted net income	$50,106	$46,909	$97,018	$91,983

Basic earnings per share:
Reported net income	$.76	$.69	$1.48	$1.36
Add back goodwill amortization	—	.02	—	.03

Adjusted net income	$.76	$.71	$1.48	$1.39

Diluted earnings per share:
Reported net income	$.75	$.68	$1.46	$1.34
Add back goodwill amortization	—	.02	—	.03

Adjusted net income	$.75	$.70	$1.46	$1.37

      During the six month period ended June 30, 2002, the Company sold several bank branches. Goodwill and other intangible assets of $1,300,000 were written off in these transactions.

5.     Common Stock

      The shares used in the calculation of basic and diluted income per share are shown below.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(In thousands)
Weighted average common shares outstanding	65,507	66,203	65,513	66,110
Net effect of the assumed exercise of nonvested restricted stock and stock options — based on the treasury stock method using average market price for the periods	913	709	876	814

	66,420	66,912	66,389	66,924

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Comprehensive Income

      The Company’s only component of other comprehensive income during the periods presented below was the unrealized holding gains and losses on available for sale investment securities.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(In thousands)
Unrealized holding gains (losses)	$65,607	$(1,310)	$56,758	$27,797
Reclassification adjustment for gains included in net income	(372)	(2,425)	(385)	(4,820)

Net unrealized gains (losses) on securities	65,235	(3,735)	56,373	22,977
Income tax expense (benefit)	24,789	(1,409)	21,422	8,727

Other comprehensive income (loss)	$40,446	$(2,326)	$34,951	$14,250

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

			Money	Segment	Other/	Consolidated
	Consumer	Commercial	Management	Totals	Elimination	Totals

	(In thousands)
Six Months Ended June 30, 2002

Net interest income after loan loss expense	$43,537	$109,246	$(3,902)	$148,881	$82,033	$230,914
Cost of funds allocation	80,257	(26,806)	8,274	61,725	(61,725)	—
Non-interest income	73,738	20,501	41,430	135,669	3,315	138,984

Total net revenue	197,532	102,941	45,802	346,275	23,623	369,898
Non-interest expense	133,563	47,815	29,694	211,072	15,946	227,018

Income before income taxes	$63,969	$55,126	$16,108	$135,203	$7,677	$142,880

Six Months Ended June 30, 2001

Net interest income after loan loss expense	$6,621	$155,158	$(6,647)	$155,132	$61,891	$217,023
Cost of funds allocation	130,729	(75,351)	10,406	65,784	(65,784)	—
Non-interest income	71,705	16,591	41,426	129,722	7,818	137,540

Total net revenue	209,055	96,398	45,185	350,638	3,925	354,563
Non-interest expense	133,156	46,493	28,851	208,500	11,355	219,855

Income before income taxes	$75,899	$49,905	$16,334	$142,138	$(7,430)	$134,708

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Money	Segment	Other/	Consolidated
	Consumer	Commercial	Management	Totals	Elimination	Totals

	(In thousands)
Three Months Ended June 30, 2002

Net interest income after loan loss expense	$22,916	$55,116	$(1,711)	$76,321	$41,399	$117,720
Cost of funds allocation	40,189	(12,839)	3,793	31,143	(31,143)	—
Non-interest income	37,301	10,515	20,810	68,626	1,190	69,816

Total net revenue	100,406	52,792	22,892	176,090	11,446	187,536
Non-interest expense	67,291	23,832	14,665	105,788	7,208	112,996

Income before income taxes	$33,115	$28,960	$8,227	$70,302	$4,238	$74,540

Three Months Ended June 30, 2001

Net interest income after loan loss expense	$4,972	$75,141	$(3,117)	$76,996	$32,661	$109,657
Cost of funds allocation	68,808	(34,463)	4,984	39,329	(39,329)	—
Non-interest income	36,096	8,775	21,033	65,904	4,772	70,676

Total net revenue	109,876	49,453	22,900	182,229	(1,896)	180,333
Non-interest expense	68,749	23,315	14,580	106,644	5,075	111,719

Income before income taxes	$41,127	$26,138	$8,320	$75,585	$(6,971)	$68,614

      Beginning in 2002, the Company implemented a new funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This new process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. Previous methodology used funding pools based on average rates to assign and determine value. The new method should provide a more accurate means of valuing fund sources and uses in a varying interest rate environment. The change in profitability methods mainly affected the Consumer segment and had the effect of lowering the cost of funds allocation to the Consumer segment by $30.6 million and $62.2 million, respectively, in the three and six month periods ended June 30, 2002. Segment results for the prior periods in the table above were not restated for the change in the profitability measurement method.

8.     Derivative Instruments

      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. The Company has three interest rate swaps which were designated as fair value hedges of certain fixed rate loans. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currency transactions for customers at a specific future date. Also, mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation in which fixed rate personal real estate loans are originated and sold to other institutions.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s usage of derivative instruments is detailed below.

	June 30, 2002			December 31, 2001

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
	Amount	Value	Value	Amount	Value	Value

	(In thousands)
Interest rate swaps	$24,500	$—	$(1,202)	$24,912	$—	$(551)
Foreign exchange contracts:
Forward contracts	183,507	8,351	(7,977)	99,232	3,373	(3,349)
Options written/purchased	1,970	33	(33)	1,950	2	(2)
Mortgage loan commitments	14,448	228	(1)	18,679	79	(162)
Mortgage loan forward sale contracts	14,448	18	(31)	43,758	921	(1)

Total	$238,873	$8,630	$(9,244)	$188,531	$4,375	$(4,065)

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

      The Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Statement allows until June 30, 2002, to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss must be recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of income.

      The Company identified its reporting units as its three reportable segments of Consumer, Commercial, and Money Management. It completed the first step in the transitional goodwill impairment valuation, which was to compare the fair value of its reporting units with the carrying amount of the reporting units. Because the fair value of the reporting units exceeded the carrying value of the units, no indication of reporting unit goodwill impairment existed. As a result, performance of the second step of the transitional impairment test described above was not necessary, and no impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of income.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2002
(Unaudited)

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2001 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of results to be attained for any other period.

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

CRITICAL ACCOUNTING POLICIES

      Critical accounting policies are those which are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policy relates to the allowance for loan losses and involves significant management valuation judgments. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is contained in the Provision and Allowance for Loan Losses section of this report. In addition, see the Summary of Significant Accounting Policies note to consolidated financial statements in the 2001 Annual Report on Form 10-K for further discussion.

SELECTED FINANCIAL DATA

	Three Months		Six Months Ended
	Ended June 30		June 30

	2002	2001	2002	2001

Per Share Data
Net income—basic	$.76	$.69	$1.48	$1.36
Net income—diluted	.75	.68	1.46	1.34
Cash dividends	.163	.152	.325	.305
Book value			20.98	18.46
Market price			44.24	35.14
Selected Ratios
(Based on average balance sheets)
Loans to deposits	78.12%	83.39%	78.11%	84.96%
Non-interest bearing deposits to total deposits	9.74	13.49	9.63	13.66
Equity to loans	17.38	15.29	17.22	15.06
Equity to deposits	13.57	12.75	13.45	12.79
Equity to total assets	11.00	10.40	10.80	10.42
Return on total assets	1.65	1.58	1.60	1.58
Return on realized stockholders’ equity*	15.62	15.60	15.42	15.54
Return on total stockholders’ equity	15.05	15.23	14.85	15.21
(Based on end-of-period data)
Efficiency ratio	57.74	58.50	58.72	58.35
Tier I capital ratio			12.98	12.82
Total capital ratio			14.38	14.21
Leverage ratio			10.39	9.88

*	Excludes net unrealized holding gains on available for sale securities from average stockholders’ equity

RESULTS OF OPERATIONS

Summary

	Three Months Ended June 30			Six Months Ended June 30

	2002	2001	% Change	2002	2001	% Change

	(Dollars in thousands)
Net interest income	$124,388	$117,649	5.7%	$244,981	$234,545	4.4%
Provision for loan losses	(6,668)	(7,992)	(16.6)	(14,067)	(17,522)	(19.7)
Non-interest income	69,816	70,676	(1.2)	138,984	137,540	1.0
Non-interest expense	(112,996)	(111,719)	1.1	(227,018)	(219,855)	3.3
Income taxes	(24,434)	(22,831)	7.0	(45,862)	(45,048)	1.8

Net income	$50,106	$45,783	9.4%	$97,018	$89,660	8.2%

      Consolidated net income for the second quarter of 2002 was $50.1 million, a $4.3 million or 9.4% increase over the second quarter of 2001. Diluted earnings per share increased 10.3% to $.75 for the second quarter of 2002, compared to $.68 for the second quarter of 2001. The increase in net income was mainly the result of an increase in net interest income, coupled with a lower provision for loan losses. Stable interest rates, growth in overall earning assets, and continued repricing of certificate of deposit accounts contributed to the improvement in the net interest margin in the current quarter. Non-interest income decreased 1.2%, while non-interest expense increased 1.1% compared to the second quarter of last year. Return on average assets for the current quarter was 1.65% compared to 1.58% for the second quarter of 2001. Return on average realized stockholders’ equity was 15.62% compared to 15.60% in the same quarter of last year. The Company’s efficiency ratio was 57.74% for the second quarter of 2002 compared to 58.50% for the second quarter of 2001.

      Consolidated net income for the first six months of 2002 was $97.0 million, an 8.2% increase over the first six months of 2001. Diluted earnings per share was $1.46 compared to $1.34 for the first six months of last year, an increase of 9.0%. Net interest income rose $10.4 million, or 4.4%, while the provision for loan losses declined $3.5 million. Non-interest income, excluding gains and losses on securities transactions, grew 2.6%, and non-interest expense, excluding goodwill amortization, increased 4.4%. The efficiency ratio for the first six months of 2002 was 58.72% compared to 58.35% in 2001.

      The Company’s most recent bank acquisition was effective March 1, 2001, when Centennial Bank was acquired. The bank was located in the metropolitan St. Louis area, and at acquisition had assets of $254 million, loans of $189 million, and deposits of $216 million. The Company issued common stock valued at $34.4 million as consideration in the transaction. The acquisition was accounted for as a pooling of interests; however, the Company’s financial statements were not restated since restated amounts did not differ materially from the Company’s historical results.

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

Analysis of Changes in Net Interest Income

	Three Months Ended			Six Months Ended
	June 30, 2002 vs. 2001			June 30, 2002 vs. 2001

	Change due to			Change due to

	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
Interest income,fully taxable equivalent basis:
Loans	$(3,420)	$(32,394)	$(35,814)	$(8,755)	$(72,309)	$(81,064)
Investment securities:
U.S. government and federal agency securities	3,846	(2,216)	1,630	10,045	(7,468)	2,577
State and municipal obligations	(361)	22	(339)	(751)	101	(650)
CMO’s and asset-backed securities	14,955	(3,818)	11,137	34,180	(7,994)	26,186
Other securities	188	(774)	(586)	1,330	(2,330)	(1,000)

Total interest on investment securities	18,628	(6,786)	11,842	44,804	(17,691)	27,113

Federal funds sold and securities purchased under agreements to resell	(5,442)	(573)	(6,015)	(11,833)	(1,692)	(13,525)

Total interest income	9,766	(39,753)	(29,987)	24,216	(91,692)	(67,476)

	Three Months Ended			Six Months Ended
	June 30, 2002 vs. 2001			June 30, 2002 vs. 2001

	Change due to			Change due to

	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
Interest expense:
Deposits:
Savings	89	(359)	(270)	226	(1,180)	(954)
Interest bearing demand	1,663	(16,659)	(14,996)	4,661	(42,783)	(38,122)
Time open & C.D.’s of less than $100,000	(3,188)	(10,986)	(14,174)	(3,747)	(20,596)	(24,343)
Time open & C.D.’s of $100,000 and over	1,992	(4,677)	(2,685)	4,335	(8,919)	(4,584)

Total interest on deposits	556	(32,681)	(32,125)	5,475	(73,478)	(68,003)

Federal funds purchased and securities sold under agreements to repurchase	(732)	(3,147)	(3,879)	547	(9,017)	(8,470)
Long-term debt and other borrowings	2,103	(2,733)	(630)	4,604	(5,948)	(1,344)

Total interest expense	1,927	(38,561)	(36,634)	10,626	(88,443)	(77,817)

Net interest income, fully taxable equivalent basis	$7,839	$(1,192)	$6,647	$13,590	$(3,249)	$10,341

      Net interest income for the second quarter of 2002 was $124.4 million, a 5.7% increase over the second quarter of 2001, and for the first six months was $245.0 million, a 4.4% increase over last year. For the quarter, the net interest rate margin was 4.47% compared with 4.44% last year, while the six month margin was 4.40% in 2002 and 4.52% in 2001.

      Total interest income in the current quarter decreased $29.9 million compared to the second quarter of 2001. During the second half of 2001, the Federal Reserve aggressively reduced interest rate levels, however, since January 1, 2002, the Federal Reserve has not changed the federal funds target rate, nor has the prime rate changed. As a result of these rate changes, during the second half of 2001 interest rates on large sections of the Company’s business, business real estate, home equity, and credit card loan portfolios repriced downward, causing a decline in interest income. Average rates on loans declined 167 basis points from the second quarter of 2001. Also, average loan balances decreased $201.3 million, or 2.6%, from the second quarter of 2001, contributing to the decrease in interest income. Partially offsetting the effects of lower loan balances and lower interest rates was an increase of $1.23 billion, or 55.9%, in investment securities balances. The average tax equivalent yield on interest earning assets was 5.85% for the second quarter of 2002 compared to 7.27% last year.

      Compared to the first six months of 2001, total interest income decreased $67.3 million. The decline reflects the same trends noted above in the quarterly comparison, with declines in average overall yields and loan balances partly offset by higher balances in investment securities. Average tax equivalent yields on interest earning assets for the six months were 5.87% in 2002 and 7.58% in 2001.

      For the three months ended June 30, 2002, total interest expense (net of capitalized interest) decreased $36.6 million compared to the same quarter last year. This was due mainly to the reduction in deposit rates (as described above) in all interest bearing deposit categories, which decreased 171 basis points overall. In addition, average rates paid on overnight borrowings and other debt declined 243 basis points. The average cost of funds was 1.59% for the second quarter of 2002, compared to 3.36% for the second quarter of 2001.

      Total interest expense decreased $77.7 million in the first six months of 2002 compared to 2001. Average rates paid on deposit balances declined 188 basis points, and rates paid on other borrowings declined 289 basis points. Higher balances in certificates of deposit of over $100,000, money market accounts, and borrowings from the Federal Home Loan Bank (FHLB) partly offset the effect of the decline in rates. The overall average cost of funds for the six month period decreased from 3.65% in 2001 to 1.68% in 2002.

      Summaries of average assets and liabilities and the corresponding average rates earned/paid are located at the end of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30

	2002	2001	% Change	2002	2001	% Change

	(Dollars in thousands)
Trust fees	$15,774	$16,790	(6.1)%	$31,213	$31,992	(2.4)%
Deposit account charges and other fees	22,793	21,355	6.7	43,886	40,584	8.1
Credit card transaction fees	14,229	13,695	3.9	27,112	26,402	2.7
Trading account profits and commissions	3,826	3,578	6.9	7,871	7,430	5.9
Mortgage banking revenue	1,066	1,432	(25.6)	1,637	3,127	(47.6)
Net gains (losses) on securities transactions	(328)	510	N.M.	(292)	1,747	N.M.
Other	12,456	13,316	(6.5)	27,557	26,258	4.9

Total non-interest income	$69,816	$70,676	(1.2)%	$138,984	$137,540	1.0%

As a % of operating income (net interest income plus non-interest income)	35.9%	37.5%		36.2%	37.0%

      Non-interest income for the six months ended June 30, 2002, increased $1.4 million over the same period last year. Deposit account charges and other fees increased $3.3 million, or 8.1%, over the first six months of 2001, mainly due to growth in corporate cash management fees. Credit card transaction fees rose $710 thousand, mainly due to higher cardholder and debit card fees, partly offset by lower merchant fees. Trading revenue rose by $441 thousand, or 5.9% over the prior six month period. Trust fees decreased $779 thousand, mainly due to large, one-time, probate fees in 2001 and declining asset valuations. Mortgage banking revenue declined $1.5 million, resulting from lower gains on sales of mortgage loans and fair value adjustments on mortgage commitments and related contracts. Securities transactions resulted in net losses of $292 thousand in the first six months of 2002, due mainly to a $700 thousand loss relating to a venture capital investment. During the first six months of 2001, bank portfolio gains of $4.8 million were partly offset by venture capital investment losses of $3.1 million.

      Other non-interest income grew $1.3 million, or 4.9%, over the first six months of 2001 mainly as a result of growth in brokerage related fees (fees from annuity, mutual fund and money market sweep sales), in addition to gains on bank branch and facility sales. These increases were partly offset by a loss incurred from a venture capital partnership. Total brokerage related fees grew $1.7 million, or 32%, mainly on stronger sales in all three areas. During the first six months of 2002, the Company sold its minority interest in a community bank, two bank branches in rural Kansas, and a banking facility in the St. Louis area for gains of $1.5 million, $1.7 million, and $701 thousand, respectively. In comparison, a gain of $1.5 million was recorded in the same period in 2001 on the sale of a banking facility in the St. Louis area. Also, income from a venture capital partnership investment declined $1.9 million as a result of investment losses realized by the partnership this year and non-recurring income of $1.5 million recognized last year due to partnership restructuring.

      For the second quarter of 2002, non-interest income totaled $69.8 million compared with $70.7 million in the same quarter of last year, a decrease of $860 thousand, or 1.2%. Excluding securities transactions, non-interest income was essentially flat compared with the prior year. Trust fees decreased $1.0 million and deposit account charges increased $1.4 million as a result of the same trends as noted above in the six month comparisons. Credit card transaction fees rose $534 thousand, or 3.9%, due to debit card fee growth of 18.3%, partly offset by lower merchant fees, which were constrained by a combination of lower retail sales and lower profit margins. Trading revenue exceeded results in the second quarter of last year by 6.9%. Mortgage banking revenue declined $366 thousand because of lower gains on loan sales to the secondary market. Net securities losses amounted to $328 thousand in the second quarter of 2002 compared to net gains of $510 thousand in the second quarter of last year. The loss in the current quarter resulted from the $700 thousand write-down of the venture capital investment mentioned above.

      Other non-interest income declined $860 thousand, or 6.5%, from the second quarter of 2001. This decrease was mainly the result of the venture capital partnership transactions, partly offset by the gains on the bank branch and facility sales, as discussed in the six month comparison above.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30

	2002	2001	% Change	2002	2001	% Change

	(Dollars in thousands)
Salaries and employee benefits	$61,066	$58,772	3.9%	$124,701	$116,685	6.9%
Net occupancy	8,207	7,550	8.7	16,634	15,988	4.0
Equipment	6,003	5,527	8.6	11,114	11,155	(.4)
Supplies and communication	8,221	8,600	(4.4)	16,164	16,610	(2.7)
Data processing and software	12,476	12,318	1.3	24,352	23,670	2.9
Marketing	3,628	3,571	1.6	6,996	6,388	9.5
Goodwill amortization	—	1,126	N.M.	—	2,323	N.M.
Intangible assets amortization	668	755	(11.5)	1,392	1,506	(7.6)
Other	12,727	13,500	(5.7)	25,665	25,530	.5

Total non-interest expense	$112,996	$111,719	1.1%	$227,018	$219,855	3.3%

      Non-interest expense rose $7.2 million, or 3.3%, over the first six months of 2001. Salaries and employee benefits increased $8.0 million, or 6.9%, due to higher medical and pension plan costs, salary merit increases, and higher incentive expense. Full-time equivalent employees totaled 5,021 and 5,113 at June 30, 2002 and 2001, respectively. Occupancy, equipment, supplies and communication, and data processing costs showed solid expense control. Data processing and software costs increased mainly due to a final contract termination payment of $1.7 million in the second quarter to an outside service provider as part of a project to internalize the mainframe computer operation. Even with this payment, outside data processing and software costs grew only $682 thousand as cost efficiencies from this project began to be realized. Goodwill amortization, which amounted to $2.3 million in the first six months of 2001, was discontinued in 2002, as required by a recent accounting pronouncement.

      For the three months ended June 30, 2002, non-interest expense increased $1.3 million, or 1.1%, compared to the second quarter of 2001. Salaries and employee benefits increased $2.3 million, or 3.9%, as a result of higher medical and pension plan costs. Occupancy expense rose $657 thousand, or 8.7%, due to increases in rent and depreciation expense on premises. Smaller increases occurred in the equipment, marketing and data processing expense categories, with a decrease in supplies and communication expense. Goodwill amortization, which was discontinued as mentioned above, decreased $1.1 million. Other non-interest expense declined $773 thousand from the second quarter of 2001, mainly due to charges of $1.5 million recorded in 2001 related to partnership restructuring expense referred to previously, but were partly offset by higher professional fees and sales tax expense in the current quarter.

      The efficiency ratio was 57.74% in the second quarter of 2002 compared to 58.17% (excluding the partnership restructuring adjustments) in the second quarter of 2001 and 59.72% in the first quarter of 2002.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
				June 30
	June 30	June 30	March 31
	2002	2001	2002	2002	2001

	(Dollars in thousands)
Provision for loan losses	$6,668	$7,992	$7,399	$14,067	$17,522

Net loan charge-offs (recoveries):
Business	1,118	884	1,361	2,479	3,334
Credit card	4,309	5,355	4,292	8,601	10,179
Personal banking	1,472	1,713	1,669	3,141	4,017
Real estate	(231)	11	77	(154)	(153)

Total net loan charge-offs	$6,668	$7,963	$7,399	$14,067	$17,377

Annualized total net charge-offs as a percentage of average loans	.35%	.40%	.39%	.37%	.44%

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

      The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rests upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in portfolio risk ratings, levels of non-performing assets, prevailing regional and national economic conditions, and the Company’s ongoing specific loan evaluation process, including that of its regulators.

      Net loan charge-offs were $14.1 million in the first six months of 2002, a $3.3 million decrease from the same period in the prior year. The decline resulted from lower charge-offs on credit card, personal banking, and business loans, in addition to higher credit card recoveries. Total net charge-offs for the first six months of 2002 were .37% of total average loans, compared to .44% for the same period in 2001.

      Net loan charge-offs for the second quarter of 2002 amounted to $6.7 million compared to $7.4 million in the first quarter of 2002 and $8.0 million in the second quarter of last year. The ratio of net charge-offs to average loans was .35% in the current quarter compared with .39% in the first quarter of 2002 and .40% in the second quarter of 2001. The decrease in net loan charge-offs in the current quarter compared to the first quarter of this year resulted from higher recoveries on business, business real estate and credit card loans and lower charge-offs on personal banking loans. Compared to the second quarter of 2001, the reduction in net charge-offs was the result of lower losses on credit card loans of $1.0 million. Lower delinquency rates, improved underwriting controls and fewer bankruptcies on credit card and personal banking loans were responsible for lower credit losses. For the second quarter of 2002, net charge-offs on average credit card loans amounted to 3.60% compared with 3.58% in the first quarter of this year and 4.41% in the second quarter of 2001. Personal banking loan net charge-offs were .37% of average personal loans this quarter compared to .43% in the first quarter this year.

      The provision for loan losses was $14.1 million in the first six months of 2002 compared to $17.5 million in the same period in 2001. The provision for loan losses for the second quarter of 2002 totaled $6.7 million, down from $7.4 million in the first quarter of 2002 and $8.0 million in the second quarter of 2001.

      The allowance for loan losses at June 30, 2002, was $130.0 million, or 1.68% of total loans, and represented 450% of total non-performing assets. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2002.

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

	June 30	December 31
	2002	2001

	(Dollars in thousands)
Non-accrual loans	$27,243	$28,819
Foreclosed real estate	1,660	1,949

Total non-performing assets	$28,903	$30,768

Non-performing assets to total loans	.37%	.40%
Non-performing assets to total assets	.23%	.24%
Loans past due 90 days and still accruing interest	$20,630	$19,699

Income Taxes

      The Company’s income tax expense was $45.9 million in the first six months of 2002 and $45.0 million in the first six months of 2001, resulting in effective tax rates of 32.1% and 33.4%, respectively. The effective tax rate for the second quarter of 2002 was 32.8% compared with 31.4% in the first quarter of 2002 and 33.3% in the second quarter of 2001. The lower effective tax rates in 2002 compared with 2001 were impacted by both the elimination of non-deductible goodwill amortization, and the additional accrual of state and Federal rehabilitation credits to be received on the renovation of a downtown Kansas City office building.

FINANCIAL CONDITION

Balance Sheet

      Total assets of the Company were $12.3 billion at June 20, 2002 compared to $12.9 billion at December 31, 2001, a decrease of 4.6%. Earning assets at June 30, 2002 totaled $11.4 billion, composed of loans (68%), investment securities (32%) and short term investments in federal funds sold and securities purchased under agreements to resell.

      During the first six months of 2002, loans increased $90.7 million, or 1.2%, over balances at December 31, 2001. The increase was the result of higher personal banking, construction, and business loans, but partly offset by lower real estate loans. The region’s economy remains sluggish and customers with lines of credit to finance inventories and receivables have been slow to add new debt. The same remains true for other commercial lending activities. Personal real estate loans decreased $49.7 million from the year end balance, continuing the trend whereby principal amortization, coupled with lower origination of variable rate loans, resulted in lower loan balances. Long term fixed rate real estate loans originated by the Company are routinely sold to the secondary market. During the first six months of 2002, personal loans, mainly automobile lending, grew $115.4 million. The completion of major incentive programs offered by the auto companies over the last six months allowed the Company to offer more competitive products and increase loan balances.

      Available for sale investment securities decreased $194.3 million at June 30, 2002, compared to December 31, 2001. Most of the decrease resulted from lower amounts invested in short term mutual funds by bank subsidiaries. The proceeds were used mainly to make new loans and reduce outstanding debt. The total investment securities portfolio amounted to $3.54 billion at June 30, 2002, and was comprised mainly of U.S. government and agencies (33%), mortgage-backed (38%), and other asset-backed (22%) investment securities.

      Total deposits decreased $197.9 million at June 30, 2002, compared to December 31, 2001. Non-interest bearing demand deposits declined $241.9 million, mainly in business deposits. Interest bearing deposits rose $44.0 million due to growth in money market accounts and short term certificates of deposit of $100,000 and over, partly offset by lower long term retail certificates of deposit.

      During the first half of 2002, borrowings decreased $467.8 million from 2001 year end balances. Short term borrowings of federal funds purchased and securities sold under agreements to repurchase declined $416.0 million, and a $50.0 million advance from the FHLB was repaid.

Liquidity and Capital Resources

      Liquidity represents the Company’s ability to obtain cost-effective funding to meet the needs of customers as well as the Company’s financial obligations. Liquidity can be provided through the subsidiary banks’ sale and maturity of federal funds sold and securities purchased under agreements to resell, in addition to their available for sale investment securities portfolio. These liquid assets had a fair value of $3.25 billion at June 30, 2002, which included $581.5 million pledged to secure public deposits, discount window borrowings, and other purposes as required by law. Within the next twelve months, approximately $319.7 million, or 10%, of the banks’ available for sale portfolio will mature. The available for sale bank portfolio included an unrealized net gain in fair value of $87.0 million at June 30, 2002 compared to an unrealized net gain of $29.4 million at December 31, 2001. Liquidity can also be obtained through secured advances from the FHLB, of which certain subsidiary banks are members. These borrowings are generally secured by residential mortgages and mortgage-backed securities. Advances outstanding amounted to $375.1 million at December 31, 2001 and $324.9 million at June 30, 2002. Most of the advances are payable during 2002 and 2003. An additional $120.2 million is available under the FHLB lines of credit.

      The liquid assets of the Parent consist primarily of U.S. federal agency securities, commercial paper, securities purchased under agreements to resell, and marketable corporate stock, including investments in mutual funds. The fair value of these assets was $223.7 million at June 30, 2002 compared to $175.2 million at December 31, 2001. Included in the fair values were unrealized net gains of $31.2 million at June 30, 2002, and $32.6 million at December 31, 2001. The Parent’s liabilities totaled $8.8 million at June 30, 2002, compared to $13.4 million at December 31, 2001. The Parent had no short-term borrowings from affiliate banks or long-term debt during 2002. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. The Company’s commercial paper is unissued, however, this credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

      In February 2002, the Board of Directors re-approved a plan to authorize the Company to purchase up to 3 million shares of common stock. During the first six months of 2002, the Company purchased approximately 540 thousand shares at an average cost of $44.29. The Company has routinely used these reacquired shares to fund annual stock dividends and various stock option programs.

      The Company had an equity to asset ratio of 10.80% based on 2002 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

			Minimum
			Ratios for
			Well-Capitalized
	June 30, 2002	December 31, 2001	Banks

	(Dollars in thousands)
Risk-Adjusted Assets	$9,614,687	$9,634,566
Tier I Capital	1,247,791	1,182,661
Total Capital	1,382,114	1,313,857
Tier I Capital Ratio	12.98%	12.28%	6.00%
Total Capital Ratio	14.38%	13.64%	10.00%
Leverage Ratio	10.39%	9.81%	5.00%

      The following is a discussion of cash flows; these amounts are based on cash flows that exclude changes resulting from bank acquisitions and branch dispositions. The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $610.6 million at June 30, 2002, a decrease of $213.6 million from December 31, 2001. Contributing to the net cash outflow were a net decrease of $416.0 million in borrowings of federal funds purchased and repurchase agreements, and a decrease of $192.0 million in deposits. Loan balances, net of repayments, increased $114.8 million. In addition, FHLB debt of $50.0 million was repaid. These cash outflows were partly offset by a decrease of $338.9 million in short-term investments in federal funds sold and securities purchased under agreements to resell, $239.9 million in maturities and sales of investment securities (net of purchases), and $74.7 million generated from operating activities.

      The Company has various commitments and contingent liabilities which, in accordance with generally accepted accounting principles, are properly not reflected on the balance sheet. These include loan commitments (excluding derivative instruments and lines of credit related to credit cards) totaling approximately $3.05 billion, standby letters of credit totaling $314.5 million, and commercial letters of credit totaling $31.9 million at June 30, 2002.

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

	June 30, 2002		December 31, 2001

	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest
Scenario	Income	Income	Income	Income

	(Dollars in millions)
200 basis points rising	$(.5)	(.11)%	$(7.6)	(1.5)%
100 basis points rising	.6	.13	(3.6)	(.7)
100 basis points falling	(3.6)	(.72)	2.3	.5

      As reported in the previous quarter, during the second half of 2001, increased liquidity resulting from a decline in loans and an increase in both deposits and short term borrowings was invested in fixed rate investment securities. While lower funding costs coupled with higher investment securities yields resulted in growth in net interest income, the Company became less asset-sensitive mainly because of the growth in fixed rate investment securities. Since December 2001, the Company’s risk position has become more neutral. The investment securities portfolio has experienced normal maturities of fixed rate bonds and variable rate loans have shown some growth, especially in the second quarter. Also, as interest rates rise in the future, rates on student loans, which vary with certain indices, will now reprice upward. Finally, over the last six months, deposit growth occurred in several non-maturity categories. These deposits normally do not reprice immediately or in the same manner as other interest rates change. All these factors resulted in reduced interest rate risk and a slight increase in the overall asset sensitivity of the Company’s balance sheet.

      For further discussion of the Company’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity included in the Company’s 2001 Annual Report on Form 10-K.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Six Months Ended June 30, 2002 and 2001

	Six Months 2002			Six Months 2001

		Interest	Avg.Rates		Interest	Avg.Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$2,407,878	$57,924	4.85%	$2,661,946	$97,206	7.36%
Real estate — construction	459,033	11,787	5.18	404,817	15,948	7.94
Real estate — business	1,463,383	44,263	6.10	1,353,458	53,122	7.91
Real estate — personal	1,261,859	42,703	6.82	1,372,314	51,414	7.56
Personal banking	1,576,045	55,091	7.05	1,604,556	67,073	8.43
Credit card	483,313	25,750	10.74	495,091	33,819	13.77

Total loans	7,651,511	237,518	6.26	7,892,182	318,582	8.14

Investment securities:
U.S. government & federal agency	1,130,230	26,820	4.79	799,250	24,243	6.12
State & municipal obligations (A)	39,543	1,570	8.01	59,717	2,220	7.50
CMO’s and asset-backed securities	2,105,706	57,350	5.49	1,004,651	31,164	6.26
Trading securities	10,597	271	5.17	17,477	514	5.93
Other marketable securities (A)	161,953	2,368	2.95	106,898	2,966	5.60
Non-marketable securities	52,709	1,040	3.98	53,062	1,199	4.56

Total investment securities	3,500,738	89,419	5.15	2,041,055	62,306	6.16

Federal funds sold and securities purchased under agreements to resell	107,153	952	1.79	585,168	14,477	4.99

Total interest earning assets	11,259,402	327,889	5.87	10,518,405	395,365	7.58

Less allowance for loan losses	(129,706)			(129,789)
Unrealized gain on investment securities	79,049			40,279
Cash and due from banks	510,001			534,368
Land, buildings and equipment, net	324,172			270,009
Other assets	153,028			175,519

Total assets	$12,195,946			$11,408,791

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$351,112	1,121	.64	$316,526	2,075	1.32
Interest bearing demand	5,731,654	22,974	.81	4,977,535	61,096	2.48
Time open & C.D.’s of less than $100,000	2,109,880	39,121	3.74	2,227,889	63,464	5.74
Time open & C.D.’s of $100,000 and over	659,843	9,761	2.98	499,098	14,345	5.80

Total interest bearing deposits	8,852,489	72,977	1.66	8,021,048	140,980	3.54

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	601,829	3,758	1.26	577,501	12,228	4.27
Long-term debt and other borrowings (B)	376,477	5,211	2.79	220,861	6,555	5.99

Total borrowings	978,306	8,969	1.85	798,362	18,783	4.74

Total interest bearing liabilities	9,830,795	81,946	1.68%	8,819,410	159,763	3.65%

Non-interest bearing demand deposits	943,540			1,268,545
Other liabilities	104,121			132,423
Stockholders’ equity	1,317,490			1,188,413

Total liabilities and equity	$12,195,946			$11,408,791

Net interest margin (T/E)		$245,943			$235,602

Net yield on interest earning assets			4.40%			4.52%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Three Months Ended June 30, 2002 and 2001

	Second Quarter 2002			Second Quarter 2001

		Interest	Avg.Rates		Interest	Avg.Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$2,433,479	$28,963	4.77%	$2,649,699	$45,505	6.89%
Real estate — construction	477,822	6,069	5.09	417,986	7,775	7.46
Real estate — business	1,452,686	21,993	6.07	1,372,090	26,355	7.70
Real estate — personal	1,247,701	20,916	6.72	1,356,383	25,243	7.46
Personal banking	1,594,365	27,622	6.95	1,603,979	33,056	8.27
Credit card	479,981	12,524	10.47	487,238	15,967	13.14

Total loans	7,686,034	118,087	6.16	7,887,375	153,901	7.83

Investment securities:
U.S. government & federal agency	1,130,327	14,583	5.17	868,233	12,953	5.98
State & municipal obligations (A)	38,839	774	7.99	57,456	1,113	7.77
CMO’s and asset-backed securities	2,070,332	28,030	5.43	1,098,161	16,893	6.17
Trading securities	13,298	175	5.28	15,699	166	4.24
Other marketable securities (A)	123,165	979	3.19	106,966	1,452	5.44
Non-marketable securities	52,538	452	3.45	52,703	574	4.37

Total investment securities	3,428,499	44,993	5.26	2,199,218	33,151	6.05

Federal funds sold and securities purchased under agreements to resell	89,793	411	1.84	586,178	6,426	4.40

Total interest earning assets	11,204,326	163,491	5.85	10,672,771	193,478	7.27

Less allowance for loan losses	(129,416)			(130,526)
Unrealized gain on investment securities	81,167			46,003
Cash and due from banks	510,470			554,204
Land, buildings and equipment, net	329,429			277,374
Other assets	148,148			179,429

Total assets	$12,144,124			$11,599,255

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$362,536	581	.64	$328,252	851	1.04
Interest bearing demand	5,757,529	11,520	.80	5,039,600	26,516	2.11
Time open & C.D.’s of less than $100,000	2,074,133	17,872	3.46	2,284,637	32,046	5.63
Time open & C.D.’s of $100,000 and over	686,203	4,743	2.77	529,716	7,428	5.62

Total interest bearing deposits	8,880,401	34,716	1.57	8,182,205	66,841	3.28

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	512,741	1,560	1.22	589,307	5,439	3.70
Long-term debt and other borrowings (B)	361,193	2,371	2.63	210,801	3,001	5.71

Total borrowings	873,934	3,931	1.80	800,108	8,440	4.23

Total interest bearing liabilities	9,754,335	38,647	1.59%	8,982,313	75,281	3.36%

Non-interest bearing demand deposits	958,148			1,275,874
Other liabilities	96,181			135,204
Stockholders’ equity	1,335,458			1,205,864

Total liabilities and equity	$12,144,122			$11,599,255

Net interest margin (T/ E)		$124,844			$118,197

Net yield on interest earning assets			4.47%			4.44%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

PART II: OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

      The annual meeting of shareholders of Commerce Bancshares, Inc. was held on April 17, 2002. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The five nominees for the five directorships (constituting one-third of the Board of Directors) being elected at this meeting received the following votes:

Name of Director	Votes For	Votes Withheld

John R. Capps	50,952,134	52,019
W. Thomas Grant, II	47,732,334	3,271,819
James B. Hebenstreit	50,712,102	292,051
Robert C. Matthews, Jr.	50,967,739	36,414
William A. Sullins, Jr.	50,977,032	27,121

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

(99.1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President & Secretary

Date: August 12, 2002

By	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller (Chief Accounting Officer)

Date: August 12, 2002