Form 10-Q
period 2002-09-30
COMMERCE BANCSHARES INC /MO/
filed 2002-11-12
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes ☑          No ☐

      As of November 7, 2002, the registrant had outstanding 63,976,964 shares of its $5 par value common stock, registrant’s only class of common stock.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS
FINANCIAL CONDITION
AVERAGE BALANCE SHEETS -- AVERAGE RATES AND YIELDS
AVERAGE BALANCE SHEETS -- AVERAGE RATES AND YIELDS
PART II: OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EX-99.1 Certification of CEO
EX-99.2 Certification of CFO

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2002	2001

	(Unaudited)

	(In thousands)
ASSETS
Loans, net of unearned income	$7,961,102	$7,638,482
Allowance for loan losses	(130,588)	(129,973)

Net loans	7,830,514	7,508,509

Investment securities:
Available for sale	3,861,917	3,654,919
Trading	13,081	12,265
Non-marketable	62,850	65,073

Total investment securities	3,937,848	3,732,257

Federal funds sold and securities purchased under agreements to resell	107,265	375,060
Cash and due from banks	739,515	824,218
Land, buildings and equipment, net	334,215	313,383
Goodwill	43,224	43,968
Other intangible assets, net	4,390	6,842
Other assets	153,451	103,909

Total assets	$13,150,422	$12,908,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,549,212	$1,579,679
Savings and interest bearing demand	5,758,260	5,652,715
Time open and C.D.’s of less than $100,000	1,978,268	2,188,448
Time open and C.D.’s of $100,000 and over	645,774	611,043

Total deposits	9,931,514	10,031,885
Federal funds purchased and securities sold under agreements to repurchase	1,244,937	1,087,402
Long-term debt and other borrowings	390,660	392,586
Other liabilities	188,320	123,790

Total liabilities	11,755,431	11,635,663

Stockholders’ equity:
Preferred stock, $1 par value.
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value.
Authorized 100,000,000 shares; issued 65,643,792 shares in 2002 and 65,575,525 in 2001	328,219	327,878
Capital surplus	210,219	213,888
Retained earnings	816,462	700,230
Treasury stock of 1,437,619 shares in 2002 and 138,565 shares in 2001, at cost	(60,725)	(5,187)
Other	(1,939)	(1,749)
Accumulated other comprehensive income	102,755	37,423

Total stockholders’ equity	1,394,991	1,272,483

Total liabilities and stockholders’ equity	$13,150,422	$12,908,146

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

	(Unaudited)

	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$118,999	$143,447	$355,907	$461,415
Interest on investment securities	44,527	35,079	133,553	96,992
Interest on federal funds sold and securities purchased under agreements to resell	234	6,300	1,186	20,777

Total interest income	163,760	184,826	490,646	579,184

INTEREST EXPENSE
Interest on deposits:
Savings and interest bearing demand	11,660	22,872	35,753	86,035
Time open and C.D.’s of less than $100,000	16,044	30,495	55,165	93,959
Time open and C.D.’s of $100,000 and over	4,454	7,038	14,215	21,383
Interest on federal funds purchased and securities sold under agreements to repurchase	2,944	4,584	6,702	16,786
Interest on long-term debt and other borrowings	1,877	3,538	6,776	9,696

Total interest expense	36,979	68,527	118,611	227,859

Net interest income	126,781	116,299	372,035	351,325
Provision for loan losses	9,193	8,317	23,260	25,839

Net interest income after provision for loan losses	117,588	107,982	348,775	325,486

NON-INTEREST INCOME
Trust fees	14,754	15,695	45,967	47,687
Deposit account charges and other fees	23,750	21,405	67,636	61,989
Credit card transaction fees	14,715	13,668	41,827	40,070
Trading account profits and commissions	4,067	3,871	11,938	11,301
Mortgage banking revenue	1,324	1,097	2,961	4,224
Net gains on securities transactions	1,426	708	586	2,777
Other	9,511	12,553	37,157	36,736

Total non-interest income	69,547	68,997	208,072	204,784

NON-INTEREST EXPENSE
Salaries and employee benefits	63,203	59,415	187,904	176,100
Net occupancy	8,835	8,242	25,469	24,230
Equipment	5,619	5,461	16,733	16,616
Supplies and communication	8,326	8,353	24,490	24,963
Data processing and software	10,095	11,480	34,447	35,150
Marketing	3,838	3,460	10,834	9,848
Goodwill amortization	—	1,182	—	3,505
Intangible assets amortization	508	775	1,900	2,281
Other	10,585	11,451	36,064	35,709

Total non-interest expense	111,009	109,819	337,841	328,402

Income before income taxes	76,126	67,160	219,006	201,868
Less income taxes	25,111	21,642	70,973	66,690

Net income	$51,015	$45,518	$148,033	$135,178

Net income per share — basic	$.79	$.69	$2.27	$2.05

Net income per share — diluted	$.78	$.68	$2.24	$2.02

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Number						Other
	of Shares	Common	Capital	Retained	Treasury		Comprehensive
	Issued	Stock	Surplus	Earnings	Stock	Other	Income	Total

	(Unaudited)
	(Dollars in thousands)
Balance January 1, 2002	65,575,525	$327,878	$213,888	$700,230	$(5,187)	$(1,749)	$37,423	$1,272,483
Net income				148,033				148,033
Change in unrealized gain (loss) on available for sale securities							65,332	65,332

Total comprehensive income								213,365

Purchase of treasury stock					(68,830)			(68,830)
Issuance of stock under purchase, option and benefit plans	68,267	341	(3,680)		12,584			9,245
Issuance of stock under restricted stock award plan			11		708	(719)		—
Restricted stock award amortization						529		529
Cash dividends paid ($.488 per share)				(31,801)				(31,801)

Balance September 30, 2002	65,643,792	$328,219	$210,219	$816,462	$(60,725)	$(1,939)	$102,755	$1,394,991

Balance January 1, 2001	62,655,891	$313,279	$147,436	$671,147	$(2,895)	$(1,179)	$15,967	$1,143,755
Net income				135,178				135,178
Change in unrealized gain (loss) on available for sale securities							35,558	35,558

Total comprehensive income								170,736

Pooling acquisition	876,750	4,384	5,414	5,198			83	15,079
Purchase of treasury stock					(44,636)			(44,636)
Issuance of stock under purchase, option and benefit plans	2,982	15	(5,195)		12,435			7,255
Issuance of stock under restricted stock award plan	21,564	108	720		349	(1,177)		—
Restricted stock award amortization						464		464
Cash dividends paid ($.457 per share)				(30,268)				(30,268)

Balance September 30, 2001	63,557,187	$317,786	$148,375	$781,255	$(34,747)	$(1,892)	$51,608	$1,262,385

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30

	2002	2001

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$148,033	$135,178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,260	25,839
Provision for depreciation and amortization	25,837	28,166
Amortization of investment security premiums, net	12,543	2,741
Net gains on sales of investment securities (A)	(586)	(2,777)
Net increase in trading securities	(1,342)	(12,960)
(Increase) decrease in interest receivable	(1,719)	5,350
Decrease in interest payable	(13,745)	(2,102)
Increase in income taxes payable	64	15,150
Other changes, net	(15,119)	(30,911)

Net cash provided by operating activities	177,226	163,674

INVESTING ACTIVITIES:
Cash received in acquisition	—	15,035
Cash paid in sale of branches	(20,252)	—
Proceeds from sales of investment securities (A)	260,349	325,774
Proceeds from maturities of investment securities (A)	1,049,050	1,347,523
Purchases of investment securities (A)	(1,421,399)	(2,641,903)
Net decrease in federal funds sold and securities purchased under agreements to resell	267,795	11,435
Net (increase) decrease in loans	(354,415)	275,393
Purchases of land, buildings and equipment	(46,357)	(58,752)
Sales of land, buildings and equipment	2,907	2,214

Net cash used in investing activities	(262,322)	(723,281)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, and interest bearing demand deposits	88,992	206,170
Net increase (decrease) in time open and C.D.’s	(150,889)	256,191
Net increase in federal funds purchased and securities sold under agreements to repurchase	157,535	176,049
Repayment of long-term debt	(51,781)	(50,691)
Additional borrowings	50,000	250,000
Purchases of treasury stock	(68,830)	(44,636)
Issuance of stock under purchase, option and benefit plans	7,167	5,200
Cash dividends paid on common stock	(31,801)	(30,268)

Net cash provided by financing activities	393	768,015

Increase (decrease) in cash and cash equivalents	(84,703)	208,408
Cash and cash equivalents at beginning of year	824,218	616,724

Cash and cash equivalents at September 30	$739,515	$825,132

Net income tax payments	$68,831	$47,809

Interest paid on deposits and borrowings	$132,356	$229,999

(A)	Available for sale and non-marketable securities.

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1.	Principles of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2001 data to conform to current year presentation. Results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of results to be attained for any other period.

      The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2001 Annual Report on Form 10-K.

2.	Allowance for Loan Losses

      The following is a summary of the allowance for loan losses.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(In thousands)
Balance, beginning of period	$129,973	$131,109	$129,973	$128,445

Additions:
Allowance for loan losses of acquired bank	—	—	—	2,519
Provision for loan losses	9,193	8,317	23,260	25,839

Total additions	9,193	8,317	23,260	28,358

Deductions:
Loan losses	11,873	11,850	34,034	36,343
Less recoveries on loans	3,295	3,388	11,389	10,504

Net loan losses	8,578	8,462	22,645	25,839

Balance, September 30	$130,588	$130,964	$130,588	$130,964

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Investment Securities

      Investment securities, at fair value, consist of the following at September 30, 2002, and December 31, 2001.

	September 30	December 31
	2002	2001

	(In thousands)
Available for sale:
U.S. government and federal agency obligations	$1,503,005	$1,147,615
State and municipal obligations	37,557	43,209
CMO’s and asset-backed securities	2,226,467	2,176,551
Other debt securities	18,925	66,054
Equity securities	75,963	221,490
Trading	13,081	12,265
Non-marketable	62,850	65,073

Total investment securities	$3,937,848	$3,732,257

      Equity securities included short term investments in mutual funds of $33,437,000 at September 30, 2002, and $176,067,000 at December 31, 2001.

4.     Intangible Assets and Goodwill

      The following table presents information about the Company’s intangible assets which are being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, discussed in note 9 below.

	September 30, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Amortized intangible assets:
Core deposit premium	$47,930	$(43,708)	$50,676	$(44,064)
Mortgage servicing rights	1,174	(1,006)	1,170	(940)

Total	$49,104	$(44,714)	$51,846	$(45,004)

      Aggregate amortization expense was $508,000 and $775,000, respectively, for the three month periods ended September 30, 2002 and 2001, and $1,900,000 and $2,281,000, respectively, for the corresponding nine month periods.

Estimated annual amortization expense for the years ending:	(In thousands)
2002	$2,319
2003	1,818
2004	1,776
2005	543
2006	100

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As required by SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. The following table compares results of operations as if no goodwill amortization had been recorded in 2001.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

	(In thousands, except per share data)
Reported net income	$51,015	$45,518	$148,033	$135,178
Add back goodwill amortization	—	1,182	—	3,505

Adjusted net income	$51,015	$46,700	$148,033	$138,683

Basic earnings per share:
Reported net income	$.79	$.69	$2.27	$2.05
Add back goodwill amortization	—	.02	—	.05

Adjusted net income	$.79	$.71	$2.27	$2.10

Diluted earnings per share:
Reported net income	$.78	$.68	$2.24	$2.02
Add back goodwill amortization	—	.02	—	.05

Adjusted net income	$.78	$.70	$2.24	$2.07

      During the second quarter of 2002, the Company sold several bank branches. Goodwill and other intangible assets, net of accumulated amortization, amounting to $1,300,000 were written off in these transactions.

5.     Common Stock

      The shares used in the calculation of basic and diluted income per share are shown below.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(In thousands)
Weighted average common shares outstanding	64,781	65,935	65,266	66,051
Net effect of the assumed exercise of stock options — based on the treasury stock method using average market price for the respective periods	730	780	827	802

	65,511	66,715	66,093	66,853

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Other Comprehensive Income

      The Company’s only component of other comprehensive income during the periods presented below was the unrealized holding gains and losses on available for sale investment securities.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

	(In thousands)
Unrealized holding gains	$51,587	$36,456	$108,345	$64,253
Reclassification adjustment for gains included in net income	(2,588)	(2,089)	(2,973)	(6,909)

Net unrealized gains on securities	48,999	34,367	105,372	57,344
Income tax expense (benefit)	18,618	13,059	40,040	21,786

Other comprehensive income	$30,381	$21,308	$65,332	$35,558

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

			Money	Segment	Other/	Consolidated
	Consumer	Commercial	Management	Totals	Elimination	Totals

	(In thousands)
Nine Months Ended September 30, 2002

Net interest income after loan loss expense	$69,302	$163,189	$(6,019)	$226,472	$122,303	$348,775
Cost of funds allocation	119,259	(38,115)	12,371	93,515	(93,515)	—
Non-interest income	110,695	30,940	61,378	203,013	5,059	208,072

Total net revenue	299,256	156,014	67,730	523,000	33,847	556,847
Non-interest expense	200,687	71,441	44,789	316,917	20,924	337,841

Income before income taxes	$98,569	$84,573	$22,941	$206,083	$12,923	$219,006

Nine Months Ended September 30, 2001

Net interest income after loan loss expense	$13,432	$223,904	$(9,395)	$227,941	$97,545	$325,486
Cost of funds allocation	201,523	(103,039)	15,028	113,512	(113,512)	—
Non-interest income	108,498	26,736	61,970	197,204	7,580	204,784

Total net revenue	323,453	147,601	67,603	538,657	(8,387)	530,270
Non-interest expense	200,594	68,839	43,076	312,509	15,893	328,402

Income before income taxes	$122,859	$78,762	$24,527	$226,148	$(24,280)	$201,868

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Money	Segment	Other/	Consolidated
	Consumer	Commercial	Management	Totals	Elimination	Totals

	(In thousands)
Three Months Ended September 30, 2002

Net interest income after loan loss expense	$25,765	$53,943	$(2,117)	$77,591	$39,997	$117,588
Cost of funds allocation	39,002	(11,309)	4,097	31,790	(31,790)	—
Non-interest income	36,957	10,439	19,948	67,344	2,203	69,547

Total net revenue	101,724	53,073	21,928	176,725	10,410	187,135
Non-interest expense	67,124	23,626	15,095	105,845	5,164	111,009

Income before income taxes	$34,600	$29,447	$6,833	$70,880	$5,246	$76,126

Three Months Ended September 30, 2001

Net interest income after loan loss expense	$6,811	$68,746	$(2,748)	$72,809	$35,173	$107,982
Cost of funds allocation	70,794	(27,688)	4,622	47,728	(47,728)	—
Non-interest income	36,793	10,145	20,544	67,482	1,515	68,997

Total net revenue	114,398	51,203	22,418	188,019	(11,040)	176,979
Non-interest expense	67,438	22,346	14,225	104,009	5,810	109,819

Income before income taxes	$46,960	$28,857	$8,193	$84,010	$(16,850)	$67,160

      Beginning in 2002, the Company implemented a new funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This new process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. Previous methodology used funding pools based on average rates to assign and determine value. The new method provides a more accurate means of valuing fund sources and uses in a varying interest rate environment. The change in profitability methods mainly affected the Consumer segment and had the effect of lowering the cost of funds allocation to the Consumer segment by $27.4 million and $89.6 million, respectively, in the three and nine month periods ended September 30, 2002. The effect on the other segments was not significant. Segment results for the prior periods in the table above were not restated for the change in the profitability measurement method.

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

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s use of derivative instruments is detailed below.

	September 30, 2002			December 31, 2001

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
	Amount	Value	Value	Amount	Value	Value

	(In thousands)
Interest rate swaps	$23,730	$—	$(2,147)	$24,912	$—	$(551)
Foreign exchange contracts:
Forward contracts	153,997	5,594	(5,569)	99,232	3,373	(3,349)
Options written/purchased	1,970	12	(12)	1,950	2	(2)
Mortgage loan commitments	41,612	274	(8)	18,679	79	(162)
Mortgage loan forward sale contracts	41,438	140	(12)	43,758	921	(1)

Total	$262,747	$6,020	$(7,748)	$188,531	$4,375	$(4,065)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2002

(Unaudited)

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2001 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of results to be attained for any other period.

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

Critical Accounting Policies

      Critical accounting policies are those which are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relate to the allowance for loan losses, the valuation of certain non-marketable investments, and accounting for income taxes, all of which involve significant judgment by management.

      The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the collectability of the loan portfolio. Further discussion of the methodologies used in establishing this reserve is contained in the Provision and Allowance for Loan Losses section of this discussion.

      The Company, through its Small Business Investment subsidiaries, has investments in venture capital securities. These non-marketable venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. Management believes that the cost of an investment is initially the best indication of estimated fair value unless there have been significant subsequent positive or negative developments that justify an adjustment to the fair value estimate. The values assigned to these securities where no market quotations exist are based upon available information and may not necessarily represent amounts that will ultimately be realized. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team and other economic and market factors may not necessarily reflect those of an active market for these investments.

      The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position and its results of operations.

SELECTED FINANCIAL DATA

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Per Share Data
Net income — basic	$.79	$.69	$2.27	$2.05
Net income — diluted	.78	.68	2.24	2.02
Cash dividends	.163	.152	.488	.457
Book value			21.75	19.22
Market price			39.07	35.83
Selected Ratios
(Based on average balance sheets)
Loans to deposits	79.74%	81.18%	78.66%	83.66%
Non-interest bearing deposits to total deposits	10.21	9.57	9.83	12.25
Equity to loans	17.82	15.90	17.42	15.34
Equity to deposits	14.21	12.90	13.70	12.83
Equity to total assets	11.10	10.37	10.90	10.40
Return on total assets	1.62	1.52	1.61	1.56
Return on realized stockholders’ equity*	15.59	15.03	15.48	15.36
Return on total stockholders’ equity	14.59	14.64	14.76	15.02
(Based on end-of-period data)
Efficiency ratio	56.70	58.43	57.97	58.30
Tier I capital ratio			12.63	12.56
Total capital ratio			14.02	13.92
Leverage ratio			10.13	9.84

*	Excludes net unrealized holding gains on available for sale securities from average stockholders’ equity.

RESULTS OF OPERATIONS

Summary

	Three Months			Nine Months
	Ended September 30			Ended September 30

	2002	2001	% Change	2002	2001	% Change

	(Dollars in thousands)
Net interest income	$126,781	$116,299	9.0%	$372,035	$351,325	5.9%
Provision for loan losses	(9,193)	(8,317)	10.5	(23,260)	(25,839)	(10.0)
Non-interest income	69,547	68,997	.8	208,072	204,784	1.6
Non-interest expense	(111,009)	(109,819)	1.1	(337,841)	(328,402)	2.9
Income taxes	(25,111)	(21,642)	16.0	(70,973)	(66,690)	6.4

Net income	$51,015	$45,518	12.1%	$148,033	$135,178	9.5%

      Consolidated net income for the third quarter of 2002 was $51.0 million, a $5.5 million, or 12.1%, increase over the third quarter of 2001. Diluted earnings per share increased 14.7% to $.78 for the third quarter of 2002, compared to $.68 for the third quarter of 2001. The increase in net income resulted mainly from growth in net interest income, partly offset by increases in non-interest expense and the provision for loan losses. The growth in net interest income resulted from the continued re-pricing of certificate of deposit accounts and lower rates paid on money market accounts, coupled with higher investment securities balances and some loan growth. For the current quarter, net interest income increased 9.0% over the same quarter in 2001. Non-interest income increased .8% in the current quarter compared to the third quarter in the prior year, while non-interest expense increased 1.1%. The return on average assets for the current quarter was 1.62% compared to 1.52% for the third quarter of 2001. The return on average realized stockholders’ equity was 15.59% compared to 15.03% in the same quarter of last year. The Company’s efficiency ratio declined to 56.70% in the third quarter of 2002 from 58.43% in the third quarter of 2001.

      Consolidated net income for the first nine months of 2002 was $148.0 million, a 9.5% increase over the first nine months of 2001. Diluted earnings per share was $2.24 compared to $2.02 for the first nine months of last year, an increase of 10.9%. Net interest income rose $20.7 million, or 5.9%, while the provision for loan losses declined $2.6 million. Non-interest income, excluding gains and losses on securities transactions, grew 2.7%, and non-interest expense, excluding goodwill amortization, increased 4.0%. The efficiency ratio for the first nine months of 2002 was 57.97% compared to 58.30% in 2001.

      Effective September 30, 2002, the Company’s investment in a venture capital limited partnership, previously accounted for on the equity method, was reclassified as a consolidated entity. Financial statements for prior periods were also reclassified. At September 30, 2002, the partnership had assets of $10.6 million and no outstanding debt. Limited partnership interests of 47% are held by outside investors. The effect of the reclassification on the income statement for the nine months ended September 30, 2002, was to increase net interest income $448 thousand, decrease non-interest income $1.048 million, and decrease other non-interest expense $600 thousand.

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

Analysis of Changes in Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30, 2002 vs. 2001			September 30, 2002 vs. 2001

	Change due to			Change due to

	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$970	$(25,453)	$(24,483)	$(7,341)	$(98,206)	$(105,547)
Investment securities:
U.S. government and federal agency securities	5,053	(2,930)	2,123	15,083	(10,383)	4,700
State and municipal obligations	(354)	(11)	(365)	(1,107)	92	(1,015)
CMO’s and asset-backed securities	12,746	(4,189)	8,557	46,666	(11,923)	34,743
Other securities	(785)	(172)	(957)	117	(2,250)	(2,133)

Total interest on investment securities	16,660	(7,302)	9,358	60,759	(24,464)	36,295

Federal funds sold and securities purchased under agreements to resell	(5,880)	(186)	(6,066)	(17,891)	(1,700)	(19,591)

Total interest income	11,750	(32,941)	(21,191)	35,527	(124,370)	(88,843)

Interest expense:
Deposits:
Savings	64	(218)	(154)	285	(1,387)	(1,102)
Interest bearing demand	381	(11,439)	(11,058)	4,559	(53,739)	(49,180)
Time open & C.D.’s of less than $100,000	(4,220)	(10,231)	(14,451)	(8,213)	(30,581)	(38,794)
Time open & C.D.’s of $100,000 and over	1,214	(3,798)	(2,584)	5,407	(12,575)	(7,168)

Total interest on deposits	(2,561)	(25,686)	(28,247)	2,038	(98,282)	(96,244)

Federal funds purchased and securities sold under agreements to repurchase	1,719	(3,359)	(1,640)	2,612	(12,696)	(10,084)
Long-term debt and other borrowings	332	(1,996)	(1,664)	4,514	(7,522)	(3,008)

Total interest expense	(510)	(31,041)	(31,551)	9,164	(118,500)	(109,336)

Net interest income, fully taxable equivalent basis	$12,260	$(1,900)	$10,360	$26,363	$(5,870)	$20,493

      Net interest income for the third quarter of 2002 was $126.8 million, a 9.0% increase over the third quarter of 2001, and for the first nine months was $372.0 million, a 5.9% increase over last year. For the quarter, the net interest margin was 4.40% compared with 4.22% last year, while the nine month margin was 4.40% in 2002 and 4.42% in 2001.

      Total interest income in the current quarter decreased $21.1 million, or 11.4%, compared to the third quarter of 2001. Much of this decline was the result of lower rates earned on loans and investment securities and lower balances of federal funds sold, but offset by increased interest earned on higher balances of investment securities. Since September 2001, the overall quarterly yield on the loan portfolio declined 127 basis points while the yield on the investment portfolio declined 73 basis points. Interest rates on large sections of the Company’s loan portfolio adjust with various indices, including the prime rate, and have re-priced downward since September 2001 in conjunction with actions taken by the Federal Reserve to reduce overall interest rates. Over the last 12 months, the Company has increased average investment securities by $1.14 billion and this growth in balances has created additional interest income, thus partly offsetting the effects of interest rate reductions. This increase in investment securities has been funded mainly from growth in deposits and overnight borrowings, coupled with a decline in overnight investments. The average tax equivalent yield on total interest earning assets was 5.68% for the third quarter of 2002 compared to 6.71% last year.

      Compared to the first nine months of 2001, total interest income decreased $88.5 million, or 15.3%. The decline in interest income occurred as a result of many of the same trends noted above in the quarterly comparison. Interest on loans declined $105.5 million due mainly to lower rates earned on all loan categories, combined with lower average balances on business and personal real estate loans. Interest on investment securities increased $36.6 million due mainly to an increase of $1.35 billion in average balances outstanding, but partly offset by lower rates earned on these investments of 89 basis points. Also, interest on federal funds sold and securities purchased under agreements to resell declined $19.6 million, mainly as a result of a $536.8 million decrease in average balances coupled with lower rates earned (down 262 basis points). The average tax equivalent yield on total interest earning assets for the nine months was 5.81% in 2002 and 7.28% in 2001.

      For the three months ended September 30, 2002, total interest expense decreased $31.5 million compared with the same quarter last year. The decrease resulted mainly from lower interest rates paid on all deposit products and borrowings plus lower balances in long term certificates of deposit under $100,000, but was offset by higher balances of federal funds purchased. The average rates paid on interest bearing deposits was 1.46% for the third quarter of 2002, a decline of 131 basis points from the same period last year. The decline included not only lower rates on the re-pricing of certificates of deposit as they matured, but also lower rates on interest bearing deposits which incurred large adjustments downward in late 2001 and in the third quarter of 2002. Also, rates paid on other borrowings, which include both overnight funds purchased and advances from the Federal Home Loan Bank (FHLB), declined 179 basis points compared to the same period last year. Much of the Company’s other borrowings are variably priced. Certificates of deposit under $100,000, which are mostly held by retail bank customers, declined $300.3 million on average while certificates of deposit of $100,000 and over, held mainly by commercial customers, increased $121.1 million. During the same period, average balances of federal funds purchased increased $241.0 million.

      Total interest expense for the first nine months of 2002 decreased $109.2 million compared with the same period last year. Average rates paid on deposit balances declined 168 basis points and rates on other borrowings declined 248 basis points. Much of the decrease in rates was the result of the Company’s certificate of deposit portfolio re-pricing downward as maturities came due. This coupled with a decline in rates on interest bearing demand accounts in the third quarter were the main causes of the overall lower deposit rates. The reduction in rates paid on other borrowings was mainly the result of lower rates paid on federal funds purchased, repurchase agreements and FHLB advances, all of which re-price rapidly with interest rate changes. Partly offsetting these effects was growth in average interest bearing demand deposits of $591.2 million, which was partly offset by declining retail certificates of deposit balances, which were down $179.5 million.

      Summaries of average assets and liabilities and the corresponding average rates earned/ paid are located at the end of this discussion.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30			September 30

	2002	2001	% Change	2002	2001	% Change

	(Dollars in thousands)
Trust fees	$14,754	$15,695	(6.0)%	$45,967	$47,687	(3.6)%
Deposit account charges and other fees	23,750	21,405	11.0	67,636	61,989	9.1
Credit card transaction fees	14,715	13,668	7.7	41,827	40,070	4.4
Trading account profits and commissions	4,067	3,871	5.1	11,938	11,301	5.6
Mortgage banking revenue	1,324	1,097	20.7	2,961	4,224	(29.9)
Net gains on securities transactions	1,426	708	101.4	586	2,777	(78.9)
Other	9,511	12,553	(24.2)	37,157	36,736	1.1

Total non-interest income	$69,547	$68,997	.8%	$208,072	$204,784	1.6%

As a % of operating income (net interest income plus non-interest income)	35.4%	37.2%		35.9%	36.8%

      Total non-interest income for the third quarter of 2002 totaled $69.5 million compared with $69.0 million in the same quarter of last year, resulting in an increase of $550 thousand, or .8%. Deposit account charges and other fees increased $2.3 million, or 11.0%, over the third quarter of 2001. This increase was mainly due to growth in overdraft and commercial cash management fees, which were higher by a combined $1.9 million. Credit card transaction fees rose $1.0 million, or 7.7%, largely because of higher cardholder transaction and debit card fees. Merchant fees for the current quarter remained at similar levels as last year, mainly as a result of lower profit margins, partly offset by higher transaction volumes. Debit card and credit cardholder transaction fees grew by 11.8% and 9.9%, respectively, over the same quarter in 2001. Trading revenue rose by 5.1% over the third quarter of last year due to continued strong sales of fixed income products to correspondent banking customers. Trust fees for the current quarter decreased 6.0% from the same quarter last year, mainly due to lower trust asset valuations on which fees are based. Mortgage banking revenue was up 20.7% mainly due to higher origination activity as a result of lower mortgage rates. Securities transactions for the third quarter of 2002 included gains of $2.6 million on sales of bank investment securities, partly offset by a net loss of $1.2 million on venture capital investments held by the Company’s 53%-owned affiliate. Other non-interest income declined $3.0 million in the third quarter of 2002 compared to the same quarter in the previous year, mainly because of lower sales of student loans in the current quarter.

      Non-interest income for the nine months ended September 30, 2002, increased $3.3 million, or 1.6%, over 2001. Most of the increase was due to higher deposit account charges, which rose $5.6 million, or 9.1%, due to increases in overdraft and corporate cash management fees. Credit card transaction fees rose $1.8 million, or 4.4%, mainly in debit card fees. Trust fees declined $1.7 million partly due to large, one-time probate fees received in 2001 and declining asset valuations. Mortgage banking revenue declined $1.3 million, resulting from lower sales of mortgage loans to the secondary market earlier in the year, in addition to fair value adjustments on related sales contracts. Securities transactions for the first nine months of 2002 included $3.0 million in gains on sales from the banks’ investment portfolios, partly offset by venture capital investment losses of $1.7 million recorded by the Company’s 53%-owned affiliate and $700 thousand recorded by the Parent company. In comparison, the 2001 nine month period included bank securities gains of $7.0 million, offset by venture capital investment losses of $4.4 million. During the first nine months of 2002, other non-interest income included the sale of minority interest in a community bank, sales of bank branches and facilities, and sales of student loans for gains of $1.5 million, $2.4 million, and $3.4 million, respectively. During the same period in 2001, a banking facility was sold for a gain of $1.5 million, and student loan gains amounted to $5.0 million.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30			September 30

	2002	2001	% Change	2002	2001	% Change

	(Dollars in thousands)
Salaries and employee benefits	$63,203	$59,415	6.4%	$187,904	$176,100	6.7%
Net occupancy	8,835	8,242	7.2	25,469	24,230	5.1
Equipment	5,619	5,461	2.9	16,733	16,616	.7
Supplies and communication	8,326	8,353	(.3)	24,490	24,963	(1.9)
Data processing and software	10,095	11,480	(12.1)	34,447	35,150	(2.0)
Marketing	3,838	3,460	10.9	10,834	9,848	10.0
Goodwill amortization	—	1,182	N.M.	—	3,505	N.M.
Intangible assets amortization	508	775	(34.5)	1,900	2,281	(16.7)
Other	10,585	11,451	(7.6)	36,064	35,709	1.0

Total non-interest expense	$111,009	$109,819	1.1%	$337,841	$328,402	2.9%

      Non-interest expense for the third quarter of 2002 amounted to $111.0 million, an increase of 1.1% over amounts recorded in the same quarter last year. The largest increase occurred in salaries and employee benefits, which rose $3.8 million, or 6.4%, mainly due to higher costs for salaries, incentives, medical insurance and retirement plan expense. Full-time equivalent employees totaled 5,017 and 5,119 at September 30, 2002 and 2001, respectively. Excluding salaries and benefits, non-interest expense declined 5.2% compared with the third quarter of 2001. Much of this decline was the result of lower data processing costs from the internalization of the mainframe computer operation, which was completed in the second quarter of 2002. Also, goodwill amortization, which amounted to $1.2 million in the third quarter of last year, was discontinued in 2002, as required by a recent accounting pronouncement.

      Non-interest expense for the nine months ended September 30, 2002, was $337.8 million, an increase of $9.4 million, or 2.9%, over 2001. Salaries and employee benefits rose $11.8 million, with the same expense trends noted above in the quarterly comparison. Net occupancy expense increased $1.2 million mainly because of higher depreciation expense on new bank branches and remodeling projects, in addition to rent expense on new telemarketing and disaster recovery centers. Data processing and software costs declined $703 thousand due to the mainframe internalization project, and is reflective of a $1.7 million contract termination payment in the second quarter of 2002 but lower expenses for the data center in the third quarter of 2002. Marketing expense rose $986 thousand, offset by a net decline in other expense categories. Among these was a $3.5 million decline in goodwill amortization, which was discontinued in 2002 as noted above.

      The efficiency ratio improved to 56.70% in the third quarter of 2002, compared with 58.43% in the third quarter of 2001 and 57.51% in the second quarter of 2002.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
				September 30
	September 30	September 30	June 30
	2002	2001	2002	2002	2001

	(Dollars in thousands)
Provision for loan losses	$9,193	$8,317	$6,668	$23,260	$25,839

Net loan charge-offs (recoveries):
Business	2,831	1,888	1,118	5,310	5,222
Credit card	4,173	4,173	4,309	12,774	14,352
Personal banking	1,611	2,321	1,472	4,752	6,338
Real estate	(37)	80	(231)	(191)	(73)

Total net loan charge-offs	$8,578	$8,462	$6,668	$22,645	$25,839

Annualized total net charge-offs as a percentage of average loans	.44%	.43%	.35%	.39%	.44%

      The Company has a process to evaluate the adequacy of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of an allocated and an unallocated component. To determine the allocated component of the allowance, the Company combines estimates of the reserves needed for loans evaluated on an individual basis with estimates of reserves needed for pools of loans with similar risk characteristics. This process uses tools such as the “watch loan list”, loss experience, and migration models. To mitigate the imprecision in the estimation of the allocated component, specifically calculated reserve amounts are supplemented by an unallocated component. The unallocated component includes management’s determination of the amounts necessary to offset credit risk issues associated with loan concentrations, economic uncertainties, industry concerns, adverse market changes in estimated or appraised collateral values, and other subjective factors.

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

      Net loan charge-offs were $22.6 million in the first nine months of 2002, a $3.2 million decrease from the same period in the prior year. The decline resulted from lower charge-offs on credit card and personal banking loans, in addition to higher recoveries on credit card loans. Total net charge-offs for the first nine months of 2002 were .39% of total average loans, compared to .44% for the same period in 2001.

      Net loan charge-offs in the third quarter of 2002 were $8.6 million compared to $6.7 million in the second quarter of 2002 and $8.5 million in the third quarter of 2001. The ratio of net charge-offs to average loans was .44% in the current quarter compared with .35% in the second quarter of 2002 and .43% in the third quarter of 2001. The increase in net charge-offs in the current quarter compared to the second quarter of this year resulted principally from the additional charge-down of $1.5 million of two business loans, which had previously been placed on non-accrual status and mentioned in an earlier report. Compared to the third quarter of 2001, net charge-offs were up slightly due to higher business loan net charge-offs, partly offset by lower net charge-offs on personal banking loans.

      For the third quarter of 2002, net charge-offs on average credit card loans amounted to 3.35% compared with 3.60% in the second quarter of this year and 3.42% in the third quarter of 2001. Personal banking loan net charge-offs amounted to .38% of average personal loans this quarter compared to .37% in the second quarter of this year and .56% in the third quarter of 2001.

      The provision for loan losses was $23.3 million in the first nine months of 2002 compared to $25.8 million in the same period in 2001. The provision for loan losses for the third quarter of 2002 totaled $9.2 million, up from $6.7 million in the second quarter of 2002 and $8.3 million in the third quarter of 2001.

      The allowance for loan losses at September 30, 2002, was $130.6 million, or 1.68% of average quarterly loans, and represented 460% of total non-performing assets. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2002.

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

	September 30	December 31
	2002	2001

	(Dollars in thousands)
Non-accrual loans	$26,701	$28,819
Foreclosed real estate	1,679	1,949

Total non-performing assets	$28,380	$30,768

Non-performing assets to total loans	.36%	.40%
Non-performing assets to total assets	.22%	.24%
Loans past due 90 days and still accruing interest	$23,435	$19,699

Income Taxes

      The Company’s income tax expense was $71.0 million in the first nine months of 2002 and $66.7 million in the first nine months of 2001, resulting in effective tax rates of 32.4% and 33.0%, respectively. The lower effective tax rate in the first nine months of 2002 compared with 2001 was impacted by both the elimination of non-deductible goodwill amortization, and the additional accrual of state and Federal rehabilitation credits to be received on the renovation of a downtown Kansas City office building. The effective tax rate for the third quarter of 2002 was 33.0% compared with 32.8% in the second quarter of 2002 and 32.2% in the third quarter of 2001.

FINANCIAL CONDITION

Balance Sheet

      Total assets of the Company were $13.2 billion at September 30, 2002 compared to $12.9 billion at December 31, 2001, an increase of 1.9%. Earning assets at September 30, 2002 totaled $12.0 billion, composed of loans (66%), investment securities (33%) and short term investments in federal funds sold and securities purchased under agreements to resell (1%).

      During the first nine months of 2002, loans increased $322.6 million, or 4.2%, over balances at December 31, 2001. The increase was the result of higher personal banking, construction, and business loans, but partly offset by lower personal real estate loans. Personal real estate loans decreased $60.4 million from the year end balance, continuing the trend whereby principal amortization, coupled with lower origination of variable rate loans, resulted in lower loan balances. Longer term fixed rate personal real estate loans originated by the Company are routinely sold to the secondary market. During the first nine months of 2002, personal loans, mainly student and automobile loans, grew $240.2 million. The Company has been successful in attracting new auto loans even with existing incentives offered by the auto companies by emphasizing used car products and differing terms. Although the region’s economy remained sluggish, business loans increased

$79.8 million over year end as a result of seasonal line of credit usage and new lending opportunities occurring mainly in the third quarter of 2002.

      Available for sale investment securities at September 30, 2002, were $207.0 million higher than at December 31, 2001. Most of the increase resulted from higher investments in U.S. government securities, particularly in purchases of treasury inflation indexed bonds, which were partly offset by smaller holdings of mutual funds. The growth in investment securities since December 31, 2001, occurred mainly from liquidity arising from increases in short term borrowings of federal funds purchased and securities sold under agreements to repurchase. The total investment securities portfolio amounted to $3.94 billion at September 30, 2002, and was comprised mainly of U.S. government and agencies (38%), mortgage-backed (35%), and other asset-backed (22%) investment securities.

      Total deposits decreased $100.4 million at September 30, 2002, compared to December 31, 2001, mainly due to a decline of $157.3 million in long term retail certificates of deposit, which was partly offset by growth in money market accounts and short term certificates of deposit of $100,000 and over.

      Compared to 2001 year end balances, borrowings at September 30, 2002, increased $155.6 million. The Company’s short term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings rose $157.5 million during the first nine months of 2002 to a balance of $1.24 billion at September 30, 2002. Longer term borrowings, consisting mainly of FHLB borrowings, remained stable at $390.7 million outstanding at September 30, 2002.

Liquidity and Capital Resources

      Liquidity represents the Company’s ability to obtain cost-effective funding to meet the needs of customers as well as the Company’s financial obligations. Liquidity can be provided through the subsidiary banks’ sale and maturity of federal funds sold and securities purchased under agreements to resell, in addition to their available for sale investment securities portfolio. These liquid assets had a fair value of $3.74 billion at September 30, 2002, which included $648.3 million pledged to secure public deposits, discount window borrowings, and other purposes as required by law. Within the next twelve months, approximately $312.2 million, or 9%, of the banks’ available for sale portfolio will mature. The available for sale bank portfolio included an unrealized net gain in fair value of $137.1 million at September 30, 2002 compared to an unrealized net gain of $29.4 million at December 31, 2001. Liquidity can also be obtained through secured advances from the FHLB, of which certain subsidiary banks are members. These borrowings are generally secured by residential mortgages and mortgage-backed securities. Advances outstanding approximated $375 million at December 31, 2001 and September 30, 2002. Most of the advances are payable during 2002 and 2003. An additional $123.6 million is available under the FHLB lines of credit.

      The liquid assets of Commerce Bancshares, Inc. holding company (the Parent) consist primarily of U.S. federal agency securities, commercial paper, securities purchased under agreements to resell, and marketable corporate stock, including investments in mutual funds. The fair value of these assets was $205.4 million at September 30, 2002 compared to $175.2 million at December 31, 2001. Included in the fair values were unrealized net gains of $29.7 million at September 30, 2002, and $32.6 million at December 31, 2001. The Parent’s liabilities totaled $64.0 million at September 30, 2002, compared to $13.4 million at December 31, 2001. Liabilities at September 30, 2002, included $53.1 million advanced mainly from subsidiary bank holding companies in order to combine resources for short term investment in liquid assets. The funds advanced from the subsidiary bank holding companies consist mainly of subsidiary bank dividends. The Parent had no short term borrowings from affiliate banks or long term debt during 2002. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. The Company’s commercial paper is unissued, however, this credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

      In February 2002, the Board of Directors re-approved a plan to authorize the Company to purchase up to 3,000,000 shares of common stock. During the first nine months of 2002, the Company purchased approximately 1,626,153 shares at an average cost of $42.33. The Company has routinely used these reacquired shares to fund annual stock dividends and various stock option programs.

      The Company had an equity to asset ratio of 10.90% based on 2002 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

			Minimum
			Ratios for
	September 30	December 31	Well-Capitalized
	2002	2001	Banks

	(Dollars in thousands)
Risk-Adjusted Assets	$9,857,568	$9,634,566
Tier I Capital	1,245,263	1,182,661
Total Capital	1,381,925	1,313,857
Tier I Capital Ratio	12.63%	12.28%	6.00%
Total Capital Ratio	14.02%	13.64%	10.00%
Leverage Ratio	10.13%	9.81%	5.00%

      The following is a discussion of cash flows; these amounts are based on cash flows that exclude changes resulting from bank acquisitions and branch dispositions. The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $739.5 million at September 30, 2002, a decrease of $84.7 million from December 31, 2001. Contributing to the net cash outflow were an increase in loan balances (net of repayments) of $354.4 million and an increase of $112.0 million in investment securities (net of maturities and sales). Additional cash outflows resulted from a decline of $61.9 million in total deposits. Net cash inflows of $177.2 million were generated from the operating activities of the Company, along with a decline of $267.8 million in short term investments and an increase of $157.5 million in overnight borrowings.

      The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding derivative instruments and lines of credit related to credit cards) totaled approximately $3.05 billion, standby letters of credit totaled $301.1 million, and commercial letters of credit totaled $35.4 million at September 30, 2002.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 2002 and 2001

	Nine Months 2002			Nine Months 2001

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$2,406,591	$87,222	4.85%	$2,599,407	$136,665	7.03%
Real estate — construction	468,358	17,918	5.12	407,961	23,500	7.70
Real estate — business	1,467,945	66,505	6.06	1,376,225	79,269	7.70
Real estate — personal	1,250,564	62,875	6.72	1,354,568	75,401	7.44
Personal banking	1,615,597	82,915	6.86	1,618,173	98,947	8.18
Credit card	486,972	39,373	10.81	491,205	48,573	13.22

Total loans	7,696,027	356,808	6.20	7,847,539	462,355	7.88

Investment securities:
U.S. government & federal agency	1,200,297	41,323	4.60	850,191	36,623	5.76
State & municipal obligations (A)	38,748	2,287	7.89	58,247	3,302	7.58
CMO’s and asset-backed securities	2,112,496	85,253	5.40	1,097,994	50,510	6.15
Trading securities	10,607	402	5.07	16,745	741	5.92
Other marketable securities (A)	132,382	3,229	3.26	119,118	4,293	4.82
Non-marketable securities	65,744	2,047	4.16	68,375	2,777	5.43

Total investment securities	3,560,274	134,541	5.05	2,210,670	98,246	5.94

Federal funds sold and securities purchased under agreements to resell	86,273	1,186	1.84	623,101	20,777	4.46

Total interest earning assets	11,342,574	492,535	5.81	10,681,310	581,378	7.28

Less allowance for loan losses	(129,680)			(129,980)
Unrealized gain on investment securities	101,489			44,656
Cash and due from banks	510,109			533,564
Land, buildings and equipment, net	327,481			279,288
Other assets	146,358			166,770

Total assets	$12,298,331			$11,575,608

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$353,767	1,700	.64	$321,240	2,802	1.17
Interest bearing demand	5,734,276	34,053	.79	5,143,069	83,233	2.16
Time open & C.D.’s of less than $100,000	2,072,633	55,165	3.56	2,252,089	93,959	5.58
Time open & C.D.’s of $100,000 and over	662,030	14,215	2.87	514,635	21,383	5.56

Total interest bearing deposits	8,822,706	105,133	1.59	8,231,033	201,377	3.27

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	683,235	6,702	1.31	594,981	16,786	3.77
Long-term debt and other borrowings (B)	369,523	7,269	2.63	256,339	10,277	5.36

Total borrowings	1,052,758	13,971	1.77	851,320	27,063	4.25

Total interest bearing liabilities	9,875,464	119,104	1.61%	9,082,353	228,440	3.36%

Non-interest bearing demand deposits	961,579			1,149,358
Other liabilities	120,388			140,280
Stockholders’ equity	1,340,900			1,203,617

Total liabilities and equity	$12,298,331			$11,575,608

Net interest margin (T/E)		$373,431			$352,938

Net yield on interest earning assets			4.40%			4.42%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Three Months Ended September 30, 2002 and 2001

	Third Quarter 2002			Third Quarter 2001

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

	(Unaudited)

	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$2,404,059	$29,298	4.84%	$2,476,368	$39,459	6.32%
Real estate — construction	486,704	6,131	5.00	414,146	7,552	7.23
Real estate — business	1,476,920	22,242	5.97	1,421,017	26,147	7.30
Real estate — personal	1,228,342	20,172	6.52	1,319,655	23,987	7.21
Personal banking	1,693,411	27,824	6.52	1,644,963	31,874	7.69
Credit card	494,171	13,623	10.94	483,560	14,754	12.10

Total loans	7,783,607	119,290	6.08	7,759,709	143,773	7.35

Investment securities:
U.S. government & federal agency	1,338,146	14,503	4.30	950,412	12,380	5.17
State & municipal obligations (A)	37,184	717	7.65	55,355	1,082	7.75
CMO’s and asset-backed securities	2,125,855	27,903	5.21	1,281,636	19,346	5.99
Trading securities	10,627	131	4.89	15,305	227	5.88
Other marketable securities (A)	74,204	861	4.60	143,159	1,327	3.68
Non-marketable securities	65,763	736	4.44	70,839	1,131	6.33

Total investment securities	3,651,779	44,851	4.87	2,516,706	35,493	5.60

Federal funds sold and securities purchased under agreements to resell	45,194	234	2.05	697,730	6,300	3.58

Total interest earning assets	11,480,580	164,375	5.68	10,974,145	185,566	6.71

Less allowance for loan losses	(129,629)			(130,356)
Unrealized gain on investment securities	145,638			53,267
Cash and due from banks	510,322			531,982
Land, buildings and equipment, net	333,991			297,544
Other assets	149,269			166,859

Total assets	$12,490,171			$11,893,441

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$358,990	581	.64	$330,514	735	.88
Interest bearing demand	5,739,434	11,079	.77	5,468,739	22,137	1.61
Time open & C.D.’s of less than $100,000	1,999,354	16,044	3.18	2,299,700	30,495	5.26
Time open & C.D.’s of $100,000 and over	666,333	4,454	2.65	545,203	7,038	5.12

Total interest bearing deposits	8,764,111	32,158	1.46	8,644,156	60,405	2.77

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	843,392	2,944	1.38	629,371	4,584	2.89
Long-term debt and other borrowings (B)	355,842	2,058	2.29	326,138	3,722	4.53

Total borrowings	1,199,234	5,002	1.65	955,509	8,306	3.45

Total interest bearing liabilities	9,963,345	37,160	1.48%	9,599,665	68,711	2.84%

Non-interest bearing demand deposits	997,069			914,871
Other liabilities	142,800			145,376
Stockholders’ equity	1,386,957			1,233,529

Total liabilities and equity	$12,490,171			$11,893,441

Net interest margin (T/E)		$127,215			$116,855

Net yield on interest earning assets			4.40%			4.22%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company mainly uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. Simulation models are run at least quarterly, calculating interest sensitivity. The table below shows the effect, at both September 30, 2002 and December 31, 2001, that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income, given a static balance sheet.

	September 30, 2002		December 31, 2001

	$ Change	% Change	$ Change	% Change
	in Net	in Net	in Net	in Net
	Interest	Interest	Interest	Interest
Scenario	Income	Income	Income	Income

	(Dollars in millions)
200 basis points rising	$1.4	.27%	$(7.6)	(1.5)%
100 basis points rising	2.4	.48	(3.6)	(.7)
100 basis points falling	(.9)	(.19)	2.3	.5

      Since December 2001, the Company has continued to reduce its interest rate risk for all of the above scenarios of changes in interest levels. Over the last nine months, general interest rate levels, as monitored by the Federal Reserve, have remained relatively constant. During this period the Company’s certificates of deposit have re-priced downward as maturities have occurred and the average balances of all certificates of deposit have declined. Also, rates on interest bearing demand deposits have declined while balances have grown. Modeling assumptions have used these facts and further assumptions on the extent to which interest bearing deposit rates could decline further to reduce the impact to net interest income should rates fall an added 100 basis points.

      Changes in the mix of earning assets during the year, combined with fewer certificates of deposit balances with fixed rates, also changed simulation models assuming rising interest rates. Growth in certain consumer loan products this year with rates tied to various indices provide improved results under rising rate environments. Student loan products, which have rates that recently were reset by governmental rules, will now show growth in interest if rates begin to rise. Under rising assumptions personal real estate loan run-off should slow. Also, the Company’s commercial loan portfolio with recent growth in the third quarter is now comprised of a greater proportion of variable rate loans which will re-price with upward rate movements. The growth over the last 12 months in the Company’s investment securities portfolio, coupled with higher short term borrowings that are used as part of the assumptions, partly offset the impact of loan and deposit changes. However, taken as a whole, simulation models used on rising rate environments indicated improved results over models prepared in December 2001.

      For further discussion of the Company’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity included in the Company’s 2001 Annual Report on Form 10-K.

Item 4. Controls and Procedures

      Within the 90 days prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President & Secretary

Date: November 12, 2002

By	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller (Chief Accounting Officer)

Date: November 12, 2002

CERTIFICATION

      I, David W. Kemper, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commerce Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID W. KEMPER

David W. Kemper
Chairman, President and
Chief Executive Officer

November 12, 2002

CERTIFICATION

      I, A. Bayard Clark, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commerce Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ A. BAYARD CLARK

A. Bayard Clark
Executive Vice President,
Treasurer and Chief Financial Officer

November 12, 2002