Form 10-K
period 2002-12-31
COMMERCE BANCSHARES INC /MO/
filed 2003-03-12
CIK 22356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002 — Commission File No. 0-2989

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

Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) ☑

As of February 7, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,073,000,000.

As of February 7, 2003, there were 66,855,683 shares of Registrant’s $5 Par Value Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement with respect to the annual meeting of shareholders to be held on April 16, 2003, are incorporated in Part III.

Commerce Bancshares, Inc.

Form 10-K

PART I

Item 1. BUSINESS

General

      Commerce Bancshares, Inc. (the “Company”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns all of the outstanding capital stock of four national banking associations, which are headquartered in Missouri, Illinois, Kansas, and Nebraska. The Nebraska bank is limited in its activities to the issuance of credit cards. The remaining three banking subsidiaries engage in general banking business, providing a broad range of retail, corporate, investment and private banking products and services to individuals and businesses. The Company also owns, directly or through its banking subsidiaries, various non-banking subsidiaries. Their activities include owning real estate leased to the Company’s banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the banking subsidiaries), venture capital investment, securities brokerage, mortgage banking, and leasing activities. The Company owns two second tier holding companies that are the direct owners of several of the above mentioned banks. The table setting forth the names and locations of the Company’s subsidiaries is included as Exhibit 21 hereto.

      The Company is the largest bank holding company headquartered in Missouri. At December 31, 2002, the Company had consolidated assets of $13.3 billion, loans of $7.9 billion, deposits of $9.9 billion, and equity of $1.4 billion. Its principal offices are located at 1000 Walnut, Kansas City, Missouri (telephone number 816-234-2000). The Company makes available free of charge, through its web site at www.commercebank.com, reports filed with the Securities and Exchange Commission as soon as reasonably practicable after the electronic filing. These filings include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.

      The Company’s Missouri bank charter is its largest, with total assets of $11.2 billion and offices in both Missouri and Kansas. The Missouri bank charter comprises approximately 84% of the banking assets of the Company. The Company’s bank charters in Kansas and Illinois operate within each of the states and have total assets of $1.2 billion and $914 million, respectively. The Kansas banking charter has significant operations and banking facilities mainly in the areas of Wichita, Hays, and Garden City, Kansas, along with facilities in the southeast Kansas area. The Illinois banking charter operates mainly in the Peoria and Bloomington, Illinois, areas.

      The markets these three banking charters serve, being centrally located in the Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified with many major industries represented, including telecommunications, automobile manufacturing, aircraft manufacturing, numerous service industries, food production and agricultural production and related industries. The markets served by the Illinois bank are located in an area with some of the best land in the world for crop production. The three banking charters operate in areas with stable real estate markets, which in the past have avoided the volatile prices that other parts of the country have experienced.

      The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. The Company acquired The Vaughn Group, Inc. (Vaughn), a Cincinnati-based leasing company, on January 2, 2003. Vaughn has a lease portfolio of approximately $39 million, consisting mainly of data processing hardware. In addition, Vaughn services approximately $425 million of lease agreements for other institutions involving capital equipment ranging from production machinery to transportation equipment. The Company’s most recent bank acquisition was in March 2001, when Breckenridge Bancshares Company and its subsidiary, Centennial Bank, were acquired. For additional information on these acquisitions and other branch disposition activity, refer to pages 8 and 46.

Operating Segments

      The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, bankcard, student lending, and discount brokerage services. It provides services through a network of 191 full-service branches, an extensive ATM network, and the use of alternative delivery channels such as PC Banking and telephone banking. In 2002, this segment contributed 48% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, leasing, and international services, as well as business, government deposit and cash management services. In 2002, it contributed 41% of total segment pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment portfolio management services. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold to individuals and institutional investors through the Capital Markets group, which is also included in this segment. At December 31, 2002, the Money Management segment managed investments with a market value of $9.3 billion and administered an additional $7.4 billion in non-managed assets. Additional information relating to operating segments can be found on pages 28 and 60.

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

      The Company is required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes regular examinations of the Company and its subsidiaries. The Company’s four banking subsidiaries are organized as national banking associations and are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). All banks are also subject to regulation by the Federal Deposit Insurance Corporation. In addition, there are numerous other federal and state laws and regulations which control the activities of the Company and its banking subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to employ assets and maximize income.

      Under Federal Reserve policy, the Company is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not otherwise do so. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The OCC limits the payment of dividends by bank subsidiaries in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. The payment of dividends by the bank subsidiaries may also be affected by factors such as the maintenance of adequate capital. At December 31, 2002, all of the subsidiary banks were “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 62.

      These laws and regulations are under constant review by various agencies and legislatures, and are subject to sweeping change. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act) contained major changes in laws that previously kept the banking industry largely separate from the securities and insurance industries. The GLB Act authorized the creation of a new kind of financial institution, known as a “financial holding company” and a new kind of bank subsidiary called a “financial subsidiary”, which may engage in a broader range of investment banking, insurance agency, brokerage, and underwriting activities. The GLB Act also included privacy provisions that limit banks’ abilities to disclose non-public information about customers to non-affiliated entities. Banking organizations are not required to become financial holding companies, but instead may continue to operate as bank holding companies, providing the same services they were authorized to provide prior to the enactment of the GLB Act.

      In addition to its regulatory powers, the Federal Reserve impacts the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past, most notably the strong decrease in interest rates which occurred in 2001 and the low rate environment in 2002. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the financial statements of the Company.

Competition

      The Company’s locations in regional markets throughout Missouri, Kansas and central Illinois face intense competition from hundreds of financial service providers. The Company competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices. The passage of the GLB Act, which removed barriers between banking and the securities and insurance industries, has resulted in greater competition among these industries.

Employees

      The Company and its subsidiaries employed 4,437 persons on a full-time basis and 773 persons on a part-time basis at December 31, 2002. The Company provides a variety of benefit programs including retirement and stock ownership plans as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

Statistical Disclosure

      The information required by Securities Act Guide 3 – “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	10, 32-35
II.	Investment Portfolio	21-22, 49-50
III.	Loan Portfolio Types of Loans	14
	Maturities and Sensitivities of Loans to Changes in Interest Rates	15
	Risk Elements	20-21
IV.	Summary of Loan Loss Experience	17-19
V.	Deposits	27, 32-33
VI.	Return on Equity and Assets	7
VII.	Short-Term Borrowings	53

Item 2. PROPERTIES

      The Missouri, Illinois, and Kansas bank subsidiaries maintain their main offices in various multi-story office buildings. These are owned by the bank or a subsidiary of the bank. The banks lease unoccupied premises to the public. The buildings, located in the downtown areas of the major market they serve, include:

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut Kansas City, MO	276,000	49%*	47%
1000 Walnut Kansas City, MO	384,000	86	53
720 Main Kansas City, MO	180,000	100	100
8000 Forsyth Clayton, MO	197,000	91	89
416 Main Peoria, IL	224,000	87	25
150 N. Main Wichita, KS	191,000	88	53

*	An historical renovation was recently completed on this office building, which was re-opened in October 2002.

     The Nebraska credit card bank leases its offices in Omaha, Nebraska. Additionally, certain other installment loan and credit card functions operate out of leased offices in downtown Kansas City. The Company also has 185 branch locations in Missouri, Illinois and Kansas which are owned or leased, and an additional 148 off-site ATM locations.

Item 3. LEGAL PROCEEDINGS

      The information required by this item is set forth in Item 8 under the caption “Commitments and Contingencies” on page 67.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2002 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commerce Bancshares, Inc.

Common Stock Data

      The following table sets forth the high and low prices of actual transactions for the Company’s common stock (CBSH) and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2002).

				Cash
	Quarter	High	Low	Dividends

2002	First	$42.44	$35.81	$.155
	Second	44.62	40.29	.155
	Third	42.61	34.80	.155
	Fourth	41.47	32.97	.155

2001	First	$39.57	$30.50	$.145
	Second	34.64	29.86	.145
	Third	36.86	31.82	.145
	Fourth	37.14	31.41	.145

2000	First	$29.80	$22.78	$.134
	Second	30.91	25.48	.134
	Third	32.50	25.70	.134
	Fourth	38.78	30.02	.134

      Commerce Bancshares, Inc. common shares are publicly traded on The Nasdaq Stock Market (NASDAQ). NASDAQ is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Company had 5,081 shareholders of record as of December 31, 2002.

Item 6. SELECTED FINANCIAL DATA

      The required information is set forth below in Item 7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balance sheets):	2002	2001	2000	1999	1998

Return on total assets	1.61%	1.55%	1.62%	1.50%	1.43%
Return on stockholders’ equity	14.71	14.88	16.22	15.40	14.58
Tier I capital ratio	12.67	12.28	12.04	11.68	11.30
Total capital ratio	14.05	13.64	13.36	12.99	12.59
Leverage ratio	10.18	9.81	9.91	9.17	8.80
Efficiency ratio	57.94	58.10	58.45	59.39	58.36
Loans to deposits	79.29	82.49	87.26	77.94	75.24
Net yield on interest earning assets (tax equivalent basis)	4.39	4.35	4.74	4.62	4.57
Non-interest bearing deposits to total deposits	9.96	11.63	14.89	14.82	18.50
Equity to total assets	10.92	10.42	9.99	9.72	9.83
Cash dividend payout ratio	21.42	22.33	21.38	22.05	22.81

Selected Financial Data

(In thousands, except per share data)	2002	2001	2000	1999	1998

Net interest income	$499,965	$468,775	$481,646	$467,184	$429,579
Provision for loan losses	34,108	36,423	35,159	35,335	36,874
Non-interest income	280,572	274,999	255,636	239,134	213,023
Non-interest expense	452,927	437,990	434,202	423,123	380,164
Net income	199,498	181,974	178,574	166,213	150,091
Net income per share-basic*	2.93	2.63	2.53	2.27	2.02
Net income per share-diluted*	2.89	2.60	2.51	2.24	1.99
Cash dividends	42,185	40,254	37,613	36,054	33,742
Cash dividends per share*	.619	.580	.536	.494	.454
Market price per share*	39.29	37.13	38.55	29.26	34.96
Book value per share*	21.13	18.54	16.59	14.95	14.54
Common shares outstanding*	67,030	68,637	68,930	72,206	74,340
Total assets	13,308,415	12,908,146	11,120,741	11,408,576	11,412,102
Loans	7,875,944	7,638,482	7,906,665	7,576,892	7,046,852
Investment securities	4,275,248	3,732,257	1,956,084	2,524,383	3,052,159
Deposits	9,913,311	10,031,885	9,079,282	9,163,357	9,529,640
Long-term debt	338,457	392,586	124,684	25,735	27,130
Stockholders’ equity	1,416,337	1,272,483	1,143,755	1,079,832	1,080,785
Non-performing assets	29,539	30,768	21,324	14,326	20,352

*	Restated for the 5% stock dividend distributed in December 2002.

Results of Operations

				$ Change		% Change

(Dollars in thousands)	2002	2001	2000	’02-’01	’01-’00	’02-’01	’01-’00

Net interest income	$499,965	$468,775	$481,646	$31,190	$(12,871)	6.7%	(2.7)%
Provision for loan losses	(34,108)	(36,423)	(35,159)	(2,315)	1,264	(6.4)	3.6
Non-interest income	280,572	274,999	255,636	5,573	19,363	2.0	7.6
Non-interest expense	(452,927)	(437,990)	(434,202)	14,937	3,788	3.4	.9
Income taxes	(94,004)	(87,387)	(89,347)	6,617	(1,960)	7.6	(2.2)

Net income	$199,498	$181,974	$178,574	$17,524	$3,400	9.6%	1.9%

      Commerce Bancshares, Inc. and Subsidiaries (the “Company”) announced record earnings in 2002 of $199.5 million, an increase of $17.5 million, or 9.6%, over last year. This was the eighteenth consecutive year of record earnings for the Company. Earnings per share on a fully diluted basis amounted to $2.89 in 2002 compared with $2.60 last year, or an increase of 11.2%. Return on assets amounted to 1.61% compared with 1.55% last year and the return on equity totaled 14.71% compared to 14.88% last year. The efficiency ratio was 57.94% in 2002 compared with 58.10% in 2001.

      The increase in net income over the previous year resulted from strong growth in net interest income of $31.2 million, or 6.7%, coupled with lower credit costs and good expense management. Non-interest income increased a modest 2.0% while non-interest expense grew by 3.4%. The provision for loan losses totaled $34.1 million and was 6.4% less than amounts recorded in the prior year. Net interest income grew mainly as a result of the continued re-pricing of deposit products, especially certificates of deposit, and overall growth in earning assets. The growth in non-interest income occurred mainly as a result of deposit account fees (up 8.1%), credit card fees (up 6.0%) and higher fees earned on bond and brokerage fees, offset by lower trust fees. Non-interest expense grew a modest 3.4% mainly as a result of growth in salaries and benefits of 6.1%, occupancy of 8.1% and higher costs for equipment and marketing. Offsetting these were lower costs for data processing, supplies, and goodwill amortization.

      Net income in 2001 was $182.0 million, which was a 1.9% increase compared to 2000. Diluted earnings per share was $2.60, an increase of 3.6% over 2000. The increase in net income over 2000 resulted from 7.6% growth in non-interest income and good control over non-interest expense. Net interest income declined 2.7% because of the slowing economy and strong interest rate reductions by the Federal Reserve. During 2001, the Federal Reserve reduced the federal funds target rate eleven times in an effort to stimulate a slowing economy. These actions had the related effect of reducing the prime rate from 9.5% in early January 2001 to 4.75% by year end. The rate reductions caused a significant portion of the Company’s earning assets to reprice downward faster than its interest bearing liabilities, resulting in lower net interest income. Non-interest income rose $19.4 million over 2000, mainly in the areas of deposit account charges, trust fees, and trading account profits. Non-interest expense increased $3.8 million, or .9%, and included a 7.0% increase in salaries and employee benefits. The provision for loan losses was $1.3 million higher than in the previous year mainly as a result of higher commercial loan losses.

      Effective January 2003, the Company acquired The Vaughn Group, Inc. (Vaughn), a leasing company based in Cincinnati, Ohio. Vaughn is a direct lessor with a lease portfolio of approximately $39 million consisting mainly of data processing hardware. In addition, Vaughn services approximately $425 million of lease agreements for other institutions, which involve capital equipment, ranging from production machinery to transportation equipment. The Company issued a combination of cash and stock to complete this purchase.

      In March 2001, the Company acquired Breckenridge Bancshares Company and its subsidiary, Centennial Bank. The bank had three locations in the St. Louis area, with assets of $254 million, loans of $189 million, and deposits of $216 million. Common stock valued at $34.4 million was issued by the Company as consideration in the transaction. The acquisition was accounted for as a pooling of interests transaction; however, the Company’s financial statements were not restated because restated amounts did not differ materially from historical results.

      The Company continually evaluates its network of bank branches throughout Missouri, Kansas and Illinois. As a result, the Company sold two bank branches and a separate branch facility during 2002. Pre-tax gains of $2.4 million were realized on these sales. These locations had loans of $15.0 million, deposits of $38.4 million, and premises of $2.9 million. In 2001, the Company sold the assets and liabilities of one bank branch and the premises of two other branches. Pre-tax gains of $2.2 million were realized on the 2001 sales, which included loans of $662 thousand, deposits of $5.3 million, and premises of $714 thousand. During 2000, the Company sold four bank branches with $42.7 million in loans and $71.5 million in deposits. Pre-tax gains of $5.9 million were realized on the 2000 transactions.

      During 2002, the Company’s investment in a venture capital limited partnership, previously accounted for on the equity method, was reclassified as a consolidated subsidiary. Financial statements for prior periods were also reclassified. At December 31, 2002, the partnership had assets of $9.8 million and no outstanding debt. Limited partnership interests of 47% are held by outside investors. While there was no change to net income, the effect of the reclassification on the 2001 consolidated statement of income was to increase net interest income $865 thousand, decrease non-interest income $2.513 million, and decrease other non-interest expense $1.648 million. The effect of the reclassification on the 2000 consolidated statement of income was to increase net interest income $993 thousand, increase non-interest income $2.828 million, and increase other non-interest expense $3.821 million.

      The Company distributed a 5% stock dividend for the ninth consecutive year on December 13, 2002. All per share and average share data in this report has been restated to reflect the 2002 stock dividend.

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

      The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the collectability of the loan portfolio. While these estimates are based on substantive methods for determining allowance requirements, nevertheless, actual outcomes may differ significantly from estimated results. Extensive explanation of the methodologies used in establishing this reserve is provided in the Allowance for Loan Losses section of this discussion.

      The Company, through its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $25.5 million at December 31, 2002. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. Management believes that the cost of an investment is initially the best indication of estimated fair value unless there has been significant subsequent positive or negative developments that justify an adjustment to the fair value estimate. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably and conservatively reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

      The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact the Company’s financial position and its results of operations.

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

	2002			2001

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$(1,919)	$(116,646)	$(118,565)	$996	$(74,359)	$(73,363)
Investment securities:
U.S. government and federal agency obligations	18,573	(10,080)	8,493	(1,300)	(6,520)	(7,820)
State and municipal obligations	(1,091)	(55)	(1,146)	(1,318)	(98)	(1,416)
CMO’s and asset-backed securities	50,046	(14,409)	35,637	15,561	(2,831)	12,730
Other securities	(1,808)	(1,383)	(3,191)	5,403	(5,087)	316
Federal funds sold and securities purchased under agreements to resell	(18,821)	(2,079)	(20,900)	20,413	(12,544)	7,869

Total interest income	44,980	(144,652)	(99,672)	39,755	(101,439)	(61,684)

Interest expense
Interest bearing deposits:
Savings	315	(1,514)	(1,199)	120	(2,259)	(2,139)
Interest checking and money market	4,225	(58,870)	(54,645)	8,290	(54,942)	(46,652)
Time open and C.D.’s of less than $100,000	(12,630)	(38,854)	(51,484)	10,069	(400)	9,669
Time open and C.D.’s of $100,000 and over	5,102	(14,549)	(9,447)	11,235	(1,811)	9,424
Federal funds purchased and securities sold under agreements to repurchase	5,550	(14,978)	(9,428)	(11,067)	(14,524)	(25,591)
Long-term debt and other borrowings	3,305	(7,781)	(4,476)	12,190	(5,028)	7,162

Total interest expense	5,867	(136,546)	(130,679)	30,837	(78,964)	(48,127)

Net interest income, fully taxable equivalent basis	$39,113	$(8,106)	$31,007	$8,918	$(22,475)	$(13,557)

      Net interest income was $500.0 million in 2002, $468.8 million in 2001 and $481.6 million in 2000. Compared to the prior year, net interest income increased $31.2 million, or 6.7%, in 2002 compared to a decrease of $12.9 million, or 2.7%, in 2001. During 2002, the Company’s net interest income grew mainly as a result of the continued re-pricing of deposit products, especially certificates of deposit, and overall growth in earning assets. During the first three quarters of 2002, the interest rate environment remained somewhat stable, allowing for modest downward re-pricing of the Company’s loan portfolio. In addition, during 2002 average investment securities increased $1.12 billion, which added approximately $66 million in additional interest income. Also during the year, interest costs on interest bearing liabilities declined by approximately $136 million as a result of the re-pricing of almost all deposit products. With interest rates stable through October 2002, most of the re-pricing came from the Company’s certificate of deposit products, although certain money market deposits also began to re-price downward in late summer. In November 2002, the Federal Reserve lowered short-term rates by 50 basis points, which reduced interest income on large portions of the Company’s loan portfolio that were variably priced. Rates on deposits were also lowered, but some interest checking and savings products had only limited rate reductions due to the already low rate environment. The large fixed rate investment portfolio helped temper the effects of these rate reductions; however, the net interest margin did compress somewhat in the fourth quarter.

      During 2001, a series of rate reductions by the Federal Reserve caused a significant portion of the Company’s earning assets to reprice downward. Most of these earning assets were loans, whose interest rates are tied to variable rate indices or the federal funds rate. While these rate reductions also allowed the deposit base to re-price downward, the overall decline in deposit rates was not enough to offset the effects of the change in asset rates. The net effect of the rate declines was to lower 2001 net interest income by $22.5 million. The changes in the economy also had an impact on growth in both earning assets and liabilities. Compared to 2000, average deposit balances increased 5.9% during 2001, while average loans were essentially flat. The added liquidity from the deposit growth was invested in the longer term fixed rate investment securities portfolio. This added to the earning asset base, which improved net interest income in 2001.

      The net yield on earning assets was 4.39% in 2002, 4.35% in 2001 and 4.74% in 2000. Average interest earning assets rose 5.7% in 2002 over 2001, compared to a 6.0% increase in 2001 over 2000. Average interest bearing liabilities increased 7.4% in 2002 compared to a 9.1% increase in 2001.

      Total interest income was $652.6 million in 2002, $751.8 million in 2001 and $813.1 million in 2000. Tax equivalent interest income did not materially differ. Interest income declined $99.2 million, or 13.2%, in 2002 compared to the previous year. This decline was primarily due to decreases in rates on all loan products as a result of the large reduction in rates occurring mainly in 2001, offset by growth in earning assets. Interest rates, which declined throughout 2001, had the impact of reducing interest income on variably priced loans. Also, fixed rate loans which matured or were originated in 2001 and 2002 were impacted by lower rates. Average loan balances, which earn higher rates, decreased $48.2 million and also contributed to the lower interest income. Rates on investment securities were lower as maturing securities were reinvested in lower earning securities, however, average balances of investment securities grew $1.12 billion, contributing approximately $66 million of additional interest income. At December 31, 2002, average balances of investment securities comprised 31% of average earning assets compared to 23% in 2001. This growth helped to offset the effect of the lower rates described above. Average loans decreased slightly in 2002 compared to 2001, and comprised 68% of average earning assets, down from 72% in 2001.

      Total interest income declined $61.3 million, or 7.5% in 2001 compared to 2000. Average loan balances were flat in 2001 compared to 2000, while loan yields declined 94 basis points. Increased liquidity provided by deposit growth allowed the Company to purchase investment securities, which increased an average of $291.3 million, and overnight investments in federal funds and repurchase agreements, which increased $314.3 million. However, average rates earned on investment securities and overnight investments fell 59 and 225 basis points, respectively, during 2001. The effect of interest rate declines on earning assets, especially loan rates, more than offset the income provided by higher average investment balances.

      Total interest expense was $152.6 million in 2002, $283.0 million in 2001 and $331.5 million in 2000. Interest expense declined $130.4 million, or 46.1%, in 2002 compared to 2001. The average rate paid on interest bearing liabilities was 1.54% in 2002 compared to 3.06% in 2001. The lower interest rate environment described above resulted in an interest rate decline of 148 basis points on deposits, 191 basis points on overnight borrowings, and 212 basis points on longer-term borrowings. The decline in deposit rates affected all deposit products, with the largest effect on the Company’s Premium Money Market deposit accounts, where rates declined 194 basis points. A decline of $213.1 million in average retail certificates of deposit also contributed to lower interest expense. However, the average balance of interest checking and money market deposits rose $509.4 million, or 9.7%, during 2002.

      In 2001, interest expense decreased $48.4 million, or 14.6%, from 2000. The decrease was due to rate declines of 68 basis points on deposits, 259 basis points on overnight borrowings, and 165 basis points on longer-term borrowings. The decline in deposit interest resulted mainly from rate reductions of 176 basis points paid on the Company’s Premium Money Market deposit accounts. Average interest bearing deposits grew $756.3 million, or 9.9%, during 2001.

Provision for Loan Losses

      The provision for loan losses was $34.1 million in 2002, compared with $36.4 million in 2001 and $35.2 million in 2000. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed appropriate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change

(Dollars in thousands)	2002	2001	2000	’02-’01	’01-’00

Trust fees	$60,682	$62,753	$58,588	(3.3)%	7.1%
Deposit account charges and other fees	91,303	84,486	71,025	8.1	19.0
Credit card transaction fees	57,850	54,583	51,453	6.0	6.1
Trading account profits and commissions	15,954	15,332	8,594	4.1	78.4
Consumer brokerage services	9,744	9,206	9,077	5.8	1.4
Mortgage banking revenue	4,277	6,195	3,521	(31.0)	75.9
Net gains on securities transactions	2,835	3,140	8,393	(9.7)	(62.6)
Other	37,927	39,304	44,985	(3.5)	(12.6)

Total non-interest income	$280,572	$274,999	$255,636	2.0%	7.6%

Total non-interest income excluding net gains on securities transactions	$277,737	$271,859	$247,243	2.2%	10.0%

Non-interest income as a % of operating income*	35.9%	37.0%	34.7%
Operating income per full-time equivalent employee	$155.7	$146.0	$145.2

*	Operating income is defined as net interest income plus non-interest income.

     Non-interest income increased $5.6 million, or 2.0%, during 2002 to $280.6 million. Trust fees declined $2.1 million, or 3.3%, because of the continuing decline in the value of trust account assets upon which fees are based. Most of the decline in trust fees occurred in the personal trust product line, while institutional trust fees increased somewhat. Deposit account fees increased 8.1%, or $6.8 million, in 2002 due to higher fee income in commercial cash management accounts and fees earned on deposit account overdrafts. Credit card fees increased $3.3 million, or 6.0%, mainly due to continuing growth in debit card fee income, which rose 15.0% over the previous year. Also, fees on credit cardholder transactions increased 7.2%. Trading account fees, which consist of fees from sales of fixed income securities, rose 4.1%, and were strong all year as a result of sustained demand by business and correspondent bank customers. Consumer brokerage service fees increased 5.8% on sales of annuities by the discount brokerage subsidiary. Mortgage banking revenues declined $1.9 million as a result of lower sales of mortgages to upstream correspondent banks. During the year, the Company retained more 15 year fixed rate loans it originated on its balance sheet than in previous years. This reduced sales to upstream banks and reduced profit. The Company continues to originate and sell all long-term fixed rate loans in excess of 15 years to upstream banks. Net gains on securities transactions amounted to $2.8 million in 2002, a decrease of $305 thousand from the previous year. Current year activity included gains of $6.0 million resulting from sales from the banks’ securities portfolios and losses of $3.2 million recognized on venture capital investments. Other non-interest income included a $1.5 million gain on the sale of the Company’s minority interest in an Illinois community bank. Also included were gains on sales of student loans. Student loan balances of $133.3 million were sold in 2002 compared to $233.3 million in 2001, which resulted in lower gains of $1.5 million. Sales of bank branches and facilities were comparable in 2002 and 2001, with gains of $2.4 million recorded in 2002 and $2.2 million in 2001.

      In 2001, non-interest income totaled $275.0 million, which was a $19.4 million, or 7.6%, increase over 2000. Deposit account fees increased $13.5 million, or 19.0%, mainly due to growth in overdraft fees and commercial cash management revenue. Trust fees increased $4.2 million as a result of stronger personal trust business and included approximately $1.2 million in probate fees received from one trust customer. These increases offset the effect of an environment of declining trust account asset valuations upon which fees are charged. Credit card fee income rose $3.1 million over 2000 and was reflective of higher debit card fees, but was partly offset by lower fee income from credit cardholders and merchant business. The latter was due in part to lower retail sales and lower merchant profit margins, especially during the second half of 2001. Bond trading account profits improved $6.7 million, or 78.4%, as a result of significantly higher sales of fixed income securities to correspondent bank and other commercial customers. Mortgage banking revenues rose $2.7 million largely due to an increase in personal mortgage loan origination volume, which was up 43.3%, and higher gains on sales of these loans to secondary investors. The above increases to income were partly offset by lower gains of $3.7 million on sales of banking branches, as fewer branches were sold during 2001 than in 2000. Net gains on securities transactions declined $5.3 million, due to losses recognized on venture capital investments, partly offset by gains on sales from the banks’ portfolios.

Non-Interest Expense

				% Change

(Dollars in thousands)	2002	2001	2000	’02-’01	’01-’00

Salaries	$212,365	$205,246	$191,613	3.5%	7.1%
Employee benefits	38,190	30,887	29,043	23.6	6.3
Net occupancy	34,635	32,027	30,381	8.1	5.4
Equipment	22,865	21,991	20,673	4.0	6.4
Supplies and communication	32,929	33,778	34,048	(2.5)	(.8)
Data processing and software	44,963	47,178	48,664	(4.7)	(3.1)
Marketing	15,001	12,914	13,274	16.2	(2.7)
Goodwill amortization	—	4,665	4,784	(100.0)	(2.5)
Other intangible assets amortization	2,323	3,040	3,373	(23.6)	(9.9)
Other	49,656	46,264	58,349	7.3	(20.7)

Total non-interest expense	$452,927	$437,990	$434,202	3.4%	.9%

Efficiency ratio	57.9%	58.1%	58.5%
Salaries and benefits as a % of total non-interest expense	55.3%	53.9%	50.8%
Number of full-time equivalent employees	5,012	5,094	5,076

      Non-interest expense was $452.9 million in 2002, an increase of $14.9 million, or 3.4%, over 2001. Salary expense grew $7.1 million, or 3.5%, due to higher full-time employee costs and growth in incentive payments. Employee benefit costs increased $7.3 million, or 23.6%, due to higher health care costs, higher 401K retirement expense, and an increase in pension expense. Net occupancy expense rose $2.6 million over last year, partly due to higher depreciation and operating costs resulting from a recently renovated office building, which was re-opened in October 2002. Marketing expense increased $2.1 million, or 16.2%, compared to the previous year as a result of added advertising costs for several consumer loan products. Data processing costs declined $2.2 million, largely due to the Company’s mainframe computer operations, which were consolidated in-house in the second quarter of 2002. Previously, this operation was out-sourced to an external vendor. Goodwill amortization was subject to new accounting rules, which discontinued the amortization of goodwill in 2002. This had the effect of lowering non-interest expense by $4.7 million in 2002 compared to 2001. Other non-interest expense included a $2.1 million charitable contribution of securities in 2002. In addition, losses related to check processing increased in 2002 compared to 2001 because of certain recoveries which were recorded in 2001.

      Non-interest expense was $438.0 million in 2001, an increase of $3.8 million, or .9%, compared to 2000. Salaries expense increased $13.6 million over the previous year due to merit increases for full-time employees. Employee benefits expense increased $1.8 million mainly because of higher social security taxes and 401K retirement expense. Net occupancy and equipment costs grew 5.4% and 6.4%, respectively, over 2000 and were partly offset by declines in supplies and communication, data processing and marketing. Charitable contributions in 2001 declined as a result of a large contribution made in 2000.

Check processing losses declined due to several significant recoveries of previous years’ losses, mentioned above.

Income Taxes

      Income tax expense was $94.0 million in 2002, compared to $87.4 million in 2001, and $89.3 million in 2000. Income tax expense increased 7.6% over 2001, compared to a 9.0% increase in pre-tax income. The effective tax rate on income from operations was 32.0%, 32.4% and 33.3% in 2002, 2001 and 2000, respectively. The effective tax rates were lower than the federal statutory rate of 35% mainly due to tax exempt interest on state and municipal obligations, state and federal tax credits realized, and various other tax initiatives. In 2002, the effective rate declined slightly because of the elimination of non-deductible goodwill amortization described above and the additional accrual of state and federal rehabilitation credits to be received on the renovation of an office building. The 2000 rate was lowered by the contribution of appreciated securities to a charitable organization in exchange for state tax credits, which resulted in a $2.0 million tax reduction. All of the above factors, tending to lower the effective tax rate, were partly offset by state and local income taxes.

Financial Condition

Loan Portfolio Analysis

      A schedule of average balances invested in each category of loans appears on page 32. Classifications of consolidated loans by major category at December 31 for each of the past five years are as follows:

	Balance at December 31

(In thousands)	2002	2001	2000	1999	1998

Business	$2,263,644	$2,407,418	$2,659,511	$2,564,476	$2,464,168
Real estate – construction	404,519	412,700	377,629	354,351	325,360
Real estate – business	1,736,646	1,505,443	1,305,397	1,247,956	1,000,380
Real estate – personal	1,282,223	1,287,954	1,397,770	1,377,903	1,315,041
Personal banking	1,662,801	1,514,650	1,641,473	1,510,380	1,409,022
Credit card	526,111	510,317	524,885	521,826	532,881

Total loans, net of unearned income	$7,875,944	$7,638,482	$7,906,665	$7,576,892	$7,046,852

      At December 31, 2002, the Company elected to reclassify certain segments of its business, construction, business real estate and personal portfolios. The reclassifications were made to better realign the loan reporting with its related collateral and purpose. The adjustments also reclassified certain construction loans that had moved into amortizing term loans following project completion. The table below shows the effect of the reclassifications on the various lending categories at December 31, 2002. Because the information was not readily available, prior periods were not restated.

Effect of reclassification
(In thousands)	at December 31, 2002

Business	$(202,574)
Real estate – construction	(88,593)
Real estate – business	209,623
Real estate – personal	55,576
Personal banking	25,968
Credit card	—

Net reclassification	$—

      The contractual maturities of loan categories at December 31, 2002, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due

	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,504,776	$692,574	$66,294	$2,263,644
Real estate – construction	226,335	174,725	3,459	404,519
Real estate – business	416,649	1,180,081	139,916	1,736,646
Real estate – personal	114,131	268,942	899,150	1,282,223

Total	$2,261,891	$2,316,322	$1,108,819	5,687,032

Personal banking (1)				1,662,801
Credit card (2)				526,111

Total loans, net of unearned income				$7,875,944

Loans with fixed rates	$441,050	$1,050,144	$423,283	$1,914,477
Loans with floating rates	1,820,841	1,266,178	685,536	3,772,555

Total	$2,261,891	$2,316,322	$1,108,819	$5,687,032

(1)	Personal banking loans with floating rates totaled $654,835,000.

(2)	Credit card loans with floating rates totaled $462,223,000.

     Total loans increased $237.5 million, or 3.1%, during 2002 compared to a decline of $268.2 million, or 3.4%, during 2001. Excluding the reclassification effects mentioned above, growth in loans during 2002 came principally from personal banking, real estate construction, business, and credit card loans. Personal banking loans grew $122.2 million during the year mainly as a result of growth in home equity loan balances and higher totals for student and installment lending products. Real estate construction loans increased $80.4 million, or 19.5%, due to increased activity in the single-family construction area. Business loans increased $58.8 million, or 2.4%, mainly in the late third and early fourth quarters due to additional seasonal borrowings and higher line of credit usage. Credit card loans increased $15.8 million, or 3.1%, mainly at year end due to higher holiday activity. These increases were partly offset by a decline in personal real estate loans which were down $61.3 million, or 4.8%. This decline was the result of higher loan pay-offs of adjustable rate and other fixed rate loans in the portfolio due to the low rate environment that occurred during the year. The decline in total loans in 2001 compared to 2000 was primarily the result of reductions in business, personal real estate and personal banking loans. The overall decline in total loans during 2001 was partially offset by growth in business and construction real estate loans.

      The Company currently generates approximately 32% of its loan portfolio in the St. Louis regional market and 28% in the Kansas City regional market. The portfolio is diversified from a business and retail standpoint, with 56% in loans to businesses and 44% in loans to individual consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

Business Loans

      Total business loans amounted to $2.26 billion at December 31, 2002. This group of loans is comprised primarily of loans to customers in the regional trade area of the bank subsidiaries in the central Midwest, encompassing the states of Missouri, Kansas, Illinois and adjacent Midwestern markets. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The bank subsidiaries participate in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. There were net loan charge-offs in this category of $8.8 million in 2002 compared to $9.1 million in 2001. Non-accrual business loans decreased to $15.2 million (.7% of business loans) at December 31, 2002, compared to $22.6 million (.9% of business loans) at December 31, 2001. Opportunities for growth in business loans will be based upon strong solicitation efforts in a highly competitive market environment for quality loans. Asset quality is, in part, a function of management’s consistent application of underwriting standards and credit terms through stages in the economic cycles. Therefore, portfolio growth in 2003 will be dependent upon 1) the strength of the economy, 2) the actions of the Federal Reserve with regard to targets for economic growth, interest rates, and inflationary tendencies, and 3) the competitive environment.

Real Estate-Construction

      The portfolio of loans in this category amounted to $404.5 million at December 31, 2002. The portfolio consists of residential construction, commercial construction and land development loans, predominantly in the local markets of the Company’s banking subsidiaries. Commercial construction loans are for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, strip shopping centers, hotels and motels, and other commercial properties. Exposure to larger speculative office and rental space remains low. Residential construction and land development loans are primarily for projects located in the Kansas City and St. Louis metropolitan areas. The Company experienced $58 thousand net recoveries in 2002 compared to $49 thousand net charge-offs in 2001. Non-accrual loans in this category decreased to $301 thousand at year end 2002 compared to $501 thousand at year end 2001.

Real Estate-Business

      Total business real estate loans were $1.74 billion at December 31, 2002. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, strip shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied and income producing commercial real estate properties which present lower risk levels. The borrowers and/or the properties are generally located in the local and regional markets of the affiliate banks. At December 31, 2002, non-accrual balances amounted to $10.6 million, or .6% of the loans in this category, compared to $5.4 million at year end 2001. The Company experienced net charge-offs of $296 thousand in 2002 and $90 thousand in 2001.

Real Estate-Personal

      At December 31, 2002, there were $1.28 billion in outstanding personal real estate loans. The mortgage loans in this category are extended, predominately, for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, but ordinarily sells most fixed rate loans to other lenders and investors, although some 15 year fixed rate loans are retained. During 2002, in a low rate environment, the Company originated more fixed rate loans than variable rate loans. At the same time, its portfolio of higher rate loans declined as customers refinanced their debt. The combination of these two effects resulted in a net decline in these loans. The Company typically does not experience significant loan losses in this category. There were net charge-offs of $230 thousand in 2002 compared to $370 thousand in 2001. The non-accrual balances of loans in this category increased to $1.4 million at December 31, 2002, compared to $147 thousand at year end 2001. The five year history of net charge-offs in the personal real estate loan category reflects nominal losses, and credit quality is considered to be strong.

Personal Banking

      Total personal banking loans were $1.66 billion at December 31, 2002, and consisted of installment loans (mainly auto) of $1.09 billion, home equity loans of $305.3 million and student loans of $269.6 mil-

lion. In addition, $407.3 million was outstanding in unused home equity lines of credit, which can be drawn at the discretion of the borrower. These home equity lines are secured by first or second mortgages on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property. Given reasonably stable real estate values over time, the collateral margin improves with the regular amortization of these loans. Approximately 39% of the loans in the personal banking category are extended on a floating interest rate basis. Net charge-offs were $6.9 million in 2002 compared to $8.8 million in 2001, a decrease of 21.7%. Attention to detail, sound underwriting principles, and centralized operations have reduced losses on these loans. The majority of personal banking loan losses were related to indirect paper purchases secured by automobiles.

Credit Card

      Total credit card loans amounted to $526.1 million at December 31, 2002. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, purchase cards, and normalized credit cards. It emphasizes its credit card relationship product, Special Connections, in which the customer maintains a deposit relation with a subsidiary bank. The Special Connections product allows the customer ATM access using the same card and provides certain pricing advantages. The Company has found this product to be more profitable by incurring fewer credit losses than other card products and it allows for better cross sale into other bank products. Approximately 61% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with a subsidiary bank. Approximately 88% of the outstanding credit card loans have a floating interest rate. Net charge-offs amounted to $17.3 million in 2002, which was a $1.7 million decrease from 2001. The net charge-off ratios of 3.5% in 2002 and 3.9% in 2001 remain well below national loss averages. The Company refrains from national pre-approved mailing techniques which have caused some of the credit card problems experienced by other banking companies. Significant changes in loss trends are not currently anticipated by management.

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

      Loans subject to individual evaluation generally consist of commercial and commercial real estate loans. These loans are analyzed and assigned to risk categories according to the Company’s internal risk rating system. Loans with a greater risk of loss are identified and placed on the “watch list” for regular management review. Those loans judged to reflect the highest risk profiles are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Other loans identified on the Company’s “watch list” but not judged to be individually impaired from a repayment or collateral adequacy perspective are aggregated and reserves are recorded using migration models, that track actual portfolio movements from problem asset loan grades to loss over a 5 to 10 year period. In the case of other more homogeneous loan portfolios, including auto loans, residential mortgages, home equity loans and credit card loans, the determination of the allocated reserve is computed on a pooled basis. For these loan pools, historical loss ratios by loan type, current loss and past due experience, and management’s judgment of recent and forecasted economic effects on portfolio performance are factors utilized to determine the appropriate reserve amounts.

      To mitigate the imprecision inherent in estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. This portion of the allowance includes management’s determination of the amounts necessary to offset credit risk issues associated with loan concentrations, economic uncertainties, industry concerns, adverse market changes in estimated or ap-

praised collateral values, and other subjective factors. As such, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

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

      The allowance for loan losses was $130.6 million and $130.0 million at December 31, 2002 and 2001, respectively, and was 1.66% and 1.70% of loans outstanding. The allowance for loan losses covered non-performing assets (defined as non-accrual loans and foreclosed real estate) by 442% at year end 2002 and 422% at year end 2001. Net charge-offs totaled $33.5 million in 2002 compared to $37.4 million in 2001. The ratio of net charge-offs to average loans outstanding in 2002 was .43% compared to .48% in 2001 and .38% in 2000. The provision for loan losses was $34.1 million, higher than 2002 net charge-offs by $645 thousand, compared to a provision of $36.4 million in 2001 and $35.2 million in 2000.

      Credit card loans outstanding at December 31, 2002 amounted to $526.1 million, or 6.7% of total loans. Net charge-offs on these loans decreased to 3.51% of average credit card loans in 2002 compared to 3.88% in 2001. The Company’s net charge-off experience for its credit card portfolio has been significantly better than industry averages. Delinquency trends on credit card loans rose slightly in the fourth quarter of 2002 for both the Company and the industry, but the Company remains below industry delinquency averages. Also, delinquency rates on credit card loans at December 2002 were significantly lower than at the same time last year.

      The Company considers the allowance for loans losses of $130.6 million adequate to cover losses inherent in the loan portfolio at December 31, 2002.

      The schedule which follows summarizes the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31

(Dollars in thousands)	2002	2001	2000	1999	1998

Net loans outstanding at end of year(A)	$7,875,944	$7,638,482	$7,906,665	$7,576,892	$7,046,852

Average loans outstanding(A)	$7,761,742	$7,809,931	$7,802,041	$7,216,867	$6,596,831

Allowance for loan losses:
Balance at beginning of year	$129,973	$128,445	$123,042	$117,092	$105,918

Additions to allowance through charges to expense	34,108	36,423	35,159	35,335	36,874
Allowances of acquired banks	—	2,519	—	—	5,808

Loans charged off:
Business	12,078	12,389	7,027	7,444	7,827
Real estate – construction	65	127	32	544	211
Real estate – business	973	751	1,162	624	212
Real estate – personal	296	389	322	933	279
Personal banking	11,979	13,959	12,887	10,544	10,372
Credit card	22,494	23,180	19,896	20,449	23,465

Total loans charged off	47,885	50,795	41,326	40,538	42,366

Recovery of loans previously charged off:
Business	3,265	3,304	2,419	2,540	2,578
Real estate – construction	123	78	150	110	402
Real estate – business	677	661	73	337	651
Real estate – personal	66	19	128	251	83
Personal banking	5,080	5,144	4,699	3,898	3,533
Credit card	5,211	4,175	4,101	4,017	3,611

Total recoveries	14,422	13,381	11,570	11,153	10,858

Net loans charged off	33,463	37,414	29,756	29,385	31,508

Balance at end of year	$130,618	$129,973	$128,445	$123,042	$117,092

Ratio of net charge-offs to average loans outstanding	.43%	.48%	.38%	.41%	.48%
Ratio of allowance to loans at end of year	1.66%	1.70%	1.62%	1.62%	1.66%
Ratio of provision to average loans outstanding	.44%	.47%	.45%	.49%	.56%

(A)	Net of unearned income; before deducting allowance for loan losses

     The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2002		2001		2000		1999		1998

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$40,857	28.7%	$40,687	31.5%	$36,147	33.6%	$33,810	33.8%	$30,817	35.0%
RE – construction	4,731	5.1	4,732	5.4	4,232	4.8	4,253	4.7	4,165	4.6
RE – business	20,913	22.1	20,907	19.7	19,614	16.5	18,416	16.5	15,358	14.2
RE – personal	3,871	16.3	3,367	16.9	3,335	17.7	3,300	18.2	3,162	18.6
Personal banking	20,343	21.1	18,710	19.8	16,413	20.8	15,426	19.9	14,080	20.0
Credit card	23,337	6.7	21,004	6.7	19,504	6.6	19,637	6.9	22,310	7.6
Unallocated	16,566	—	20,566	—	29,200	—	28,200	—	27,200	—

Total	$130,618	100.0%	$129,973	100.0%	$128,445	100.0%	$123,042	100.0%	$117,092	100.0%

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

      The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31

(Dollars in thousands)	2002	2001	2000	1999	1998

Non-accrual loans:
Business	$15,224	$22,633	$9,598	$6,362	$6,590
Real estate – construction	301	501	1,834	2,541	7,168
Real estate – business	10,646	5,377	7,854	3,644	2,787
Real estate – personal	1,428	147	264	373	947
Personal banking	466	161	67	59	339

Total non-accrual loans	28,065	28,819	19,617	12,979	17,831

Real estate acquired in foreclosure	1,474	1,949	1,707	1,347	2,521

Total non-performing assets	$29,539	$30,768	$21,324	$14,326	$20,352

Non-performing assets as a percentage of total loans	.38%	.40%	.27%	.19%	.29%

Non-performing assets as a percentage of total assets	.22%	.24%	.19%	.13%	.18%

Past due 90 days and still accruing interest:
Business	$4,671	$1,643	$5,194	$4,428	$7,721
Real estate – construction	—	554	215	1	500
Real estate – business	3,734	1,790	447	1,202	1,797
Real estate – personal	4,727	6,116	5,499	3,771	3,426
Personal banking	1,400	1,804	7,238	5,603	4,327
Credit card	7,896	7,792	8,077	6,312	6,758

Total past due 90 days and still accruing interest	$22,428	$19,699	$26,670	$21,317	$24,529

      The effect on interest income in 2002 of loans on non-accrual status at year end is presented below:

(In thousands)

Gross amount of interest that would have been recorded at original rate	$3,496
Interest that was reflected in income	887

Interest income not recognized	$2,609

      Total non-accrual loans at year end 2002 decreased $754 thousand from 2001 levels. This decline resulted from a $7.4 million decrease in business non-accrual loans, partly offset by increases of $5.3 million in business real estate non-accrual loans and $1.3 million in personal real estate non-accrual balances. Real estate that was acquired in foreclosure, which is comprised mainly of small residential properties, decreased $475 thousand from year end 2001. Total non-performing assets remain low compared to the Company’s peers, with the non-performing assets to total loans ratio at .38%. Loans past due 90 days and still accruing interest increased $2.7 million at year end 2002 compared to 2001. This increase was mainly due to higher delinquencies for business loans and business real estate loans, partly offset by lower personal real estate loan delinquencies.

      At December 31, 2002, the banking subsidiaries held fixed rate residential real estate loans of approximately $41.1 million at lower of cost or market, which are to be sold to secondary markets within approximately three months.

      There were no loan concentrations of multiple borrowers in similar activities at December 31, 2002, which exceeded 10% of total loans. The Company’s aggregate legal lending limit to any single or related borrowing entities is in excess of $125 million. The largest exposures generally do not exceed $70 million.

Investment Securities Analysis

      During 2002, total investment securities increased $454.0 million to $4.12 billion (excluding unrealized gains/losses) compared to $3.67 billion at the previous year end. The increase was due to purchases of new securities with liquidity resulting from lower short-term investments and higher federal funds borrowings. The growth in investment securities occurred mainly in U.S. government and federal agency securities, which increased $294.8 million, and CMO’s and asset-backed securities, which increased $180.1 million. The average tax equivalent yield on total investment securities was 5.02% in 2002 and 5.68% in 2001.

      At December 31, 2002, available for sale securities totaled $4.20 billion, which included a net unrealized gain in fair value of $155.0 million. The amount of the related after tax unrealized gain reported in stockholders’ equity was $96.1 million at year end 2002. Approximately 22% of the unrealized gain in fair value related to marketable equity securities held by Commerce Bancshares, Inc., the parent holding company (Parent). The rest of the unrealized gain related to CMO’s and asset-backed securities (45%) and U.S. government and federal agencies (32%) held by bank subsidiaries. The market value of the available for sale portfolio will vary as interest rates change. The unrealized gain in fair value at year end 2002 increased $89.0 million over year end 2001 because of the decline in market interest rates, and its effect on the fixed rate investments in the portfolio. Management expects normal maturities from the securities portfolio to meet most of the Company’s liquidity needs. Non-marketable securities include $45.4 million in Federal Reserve Bank stock and Federal Home Loan Bank stock held by bank subsidiaries as a result of debt and regulatory requirements. These securities are carried at cost. Other non-marketable securities are generally held by the Parent and non-bank subsidiaries due to regulatory restrictions. These include non-marketable venture capital investments, which are carried at estimated fair value.

      Investment securities at year end for the past two years are shown below:

	December 31

(In thousands)	2002	2001

Amortized Cost
U.S. government and federal agency obligations	$1,424,525	$1,129,757
State and municipal obligations	77,039	42,075
CMO’s and asset-backed securities	2,345,889	2,165,776
Other debt securities	42,216	70,968
Equity securities	218,955	245,453
Trading securities	11,635	12,265

Total	$4,120,259	$3,666,294

Fair Value
U.S. government and federal agency obligations	$1,474,326	$1,147,615
State and municipal obligations	78,320	43,209
CMO’s and asset-backed securities	2,415,258	2,176,551
Other debt securities	43,054	71,182
Equity securities	252,655	281,435
Trading securities	11,635	12,265

Total	$4,275,248	$3,732,257

      A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 2002, is presented in the Investment Securities note to the consolidated financial statements. U.S. government and federal agency obligations comprise 35% of the investment portfolio at December 31, 2002, with a weighted average yield of 3.95% and an estimated average maturity of 4.6 years; CMO’s and asset-backed securities comprise 57% with a weighted average yield of 5.32% and an estimated average maturity of 2.6 years.

      Other debt and equity securities above include Federal Reserve Bank stock, Federal Home Loan Bank stock, corporate bonds, notes, mutual funds, commercial paper, venture capital investments, and corporate stock. The tax equivalent yield on these securities, computed on average balances invested, was 3.68% during 2002. Most of the investments in mutual funds, corporate notes and corporate stock at year end 2002 are held by the Parent and non-banking subsidiaries. Federal Reserve Bank stock and Federal Home Loan Bank stock are restricted securities held by bank subsidiaries, and lack a market.

      The Company engages in venture capital activities through direct venture investments and two venture capital subsidiaries, which are licensed by the Small Business Administration. One of the subsidiaries, CFB Venture Fund I, Inc. (CFBI), is also qualified as a Missouri Certified Capital Company (CAPCO). This CAPCO certification expands its investment opportunities to Missouri businesses with less than $4 million in revenues. Total venture capital investments held by CFBI amounted to $11.4 million at December 31, 2002, and included CAPCO investments of $1.7 million. The second subsidiary, CFB Venture Fund II, L.P. (CFBII), is a limited partnership venture fund with 47% outside ownership and no outside debt. All funding commitments have been satisfied, and CFBII had total venture capital investments of $9.6 million at year end 2002. The Company also has direct investments in several external venture capital partnerships of $4.4 million at year end 2002. Many of the venture capital investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, management believes the potential for long-term gains in these investments outweighs the potential risks.

Deposits and Borrowings

      Deposits are the primary funding source for the Company’s banks, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $9.91 billion at December 31, 2002, compared to $10.03 billion last year, reflecting a decrease of $118.6 million, or 1.2%.

On a yearly average basis, deposits increased $320.9 million, or 3.4%, during 2002 compared to 2001 and represented strong growth in deposits, mainly in the latter half of 2001 and early 2002. Lower rates in the second half of 2002 resulted in a reduction in the Company’s certificate of deposit and money market account balances. The liquidity lost by the decline in deposits in the second half of 2002 was replaced by an increase in short-term borrowings and a decrease in overnight investments in federal funds.

      The following table shows year end deposits by type as a percentage of total deposits.

	December 31

(In thousands)	2002	2001

Non-interest bearing demand	14.9%	15.7%
Savings, interest checking and money market	59.3	56.4
Time open and C.D.’s of less than $100,000	19.7	21.8
Time open and C.D.’s of $100,000 and over	6.1	6.1

Total deposits	100.0%	100.0%

      Core deposits (defined as all non-interest and interest bearing deposits, excluding short-term C.D.’s of $100,000 and over) supported 82% of average earning assets in 2002 and 85% in 2001. Average balances by major deposit category for the last six years appear at the end of this discussion. Maturity schedules of time deposits outstanding at December 31, 2002, appear in the Interest Rate Sensitivity portion of this discussion and in the Deposits note to the consolidated financial statements.

      Short-term borrowings consist mainly of federal funds purchased and securities sold under agreements to repurchase. Balances outstanding at year end 2002 were $1.46 billion, a $372.5 million increase over $1.09 billion outstanding at year end 2001. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average balance of federal funds purchased and repurchase agreements increased $169.0 million in 2002 over 2001, and decreased $170.6 million in 2001 from 2000. The average rate paid on these borrowings was 1.28% during 2002 and 3.19% during 2001.

      Subsidiary banks also borrow from the Federal Home Loan Bank (FHLB). At year end 2002 these advances totaled $322.7 million, of which $250.0 million is due in 2003. The debt maturing in 2003 may be refinanced or may be repaid with funds generated by the loan and securities portfolios. Of the FHLB advances outstanding at year end, $255.5 million had a floating rate and $67.2 million had a fixed rate. The average rate paid on FHLB advances was 2.52% during 2002 and 4.75% during 2001. The weighted average year end rate on outstanding FHLB advances at December 31, 2002, was 2.07%. Additional long-term debt includes $11.6 million borrowed from insurance companies to fund the CAPCO investments.

Liquidity and Capital Resources

      The liquid assets of the Parent consist primarily of securities purchased under agreements to resell and available for sale securities, which include readily marketable equity securities, U.S. government and federal agency securities, commercial paper, and investments in liquid money market funds. These assets totaled $209.9 million at cost and $240.7 million at fair value at December 31, 2002 compared to $142.6 million at cost and $175.2 million at fair value at December 31, 2001. Total liabilities of the Parent at December 31, 2002 increased to $22.3 million over $13.4 million at December 31, 2001. These liabilities consisted mainly of accrued income taxes, salaries, and employee benefits. Most of the increase in liabilities occurred in income taxes payable. The Parent had no third-party short-term borrowings or long-term debt during 2002. Primary sources of funds for the Parent are dividends and management fees from its subsidiary banks, which were $199.8 million and $38.5 million, respectively, in 2002. The subsidiary banks may distribute dividends without prior regulatory approval that do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent’s commercial paper, which management believes is readily marketable, has a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. No commercial paper was outstanding during the past three years. This credit availability, along with available secured short-term borrowings from an affiliate bank, should provide adequate funds to meet outstanding or future commitments of the Parent. Management is not aware of any factors that would cause these ratings to be adversely impacted.

      The liquid assets held by bank subsidiaries include available for sale securities, which consist mainly of investments in U.S. government, federal agency, mortgage-backed and asset-backed securities. The available for sale bank portfolio totaled $3.93 billion at December 31, 2002, including an unrealized net gain of $119.4 million. Investment securities expected to mature in 2003 and 2004 total approximately $432 million and $1.17 billion, respectively.

      The Company continues to maintain a strong equity to assets ratio of 10.92%, based on 2002 average balances. At December 31, 2002, the Company and each of its banking subsidiaries exceeded the minimum risk based capital requirements established by banking regulatory agencies. These requirements specify ratios which represent capital, defined as Tier 1 and Total, as a percentage of assets and off-balance-sheet items which have been weighted according to broad risk categories. A leverage ratio compares Tier 1 capital to adjusted average assets. At December 31, 2002, the consolidated Tier 1 and Total risk based capital ratios were 12.67% and 14.05%, respectively, and the leverage ratio was 10.18%. The minimum ratios for well-capitalized banks are 6.00% for Tier 1 capital, 10.00% for Total capital and 5.00% for the leverage ratio.

      The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and due from banks of $113.8 million in 2002. Financing activities provided cash of $85.4 million, resulting from a $372.5 million increase in borrowings of federal funds, partly offset by a $115.9 million decline in deposits and FHLB advance repayments of $53.9 million, net of new borrowings. The Company’s treasury stock repurchase program required $83.9 million, and cash dividend payments amounted to $42.2 million. Cash of $461.9 million was used in investing activities, which included a $471.4 million net increase in investment securities, a $278.0 million net increase in loans, and a $358.1 million net decrease in overnight investments. Operating activities, which typically generate significant liquidity, provided cash of $262.7 million. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

      Cash and stock requirements for acquisitions, funding of various employee benefit stock programs and dividends were as follows:

(In millions)	2002	2001	2000

Use of cash
Purchases of treasury stock	$83.9	$58.7	$98.7
Exercise of stock options, sales to affiliate non-employee directors and restricted stock awards, net	(8.9)	(6.6)	(3.4)
Cash dividends	42.2	40.3	37.6
Use of stock
Acquisition-related issuance of new stock	—	34.4	—

      In January 2003, the Board of Directors authorized the Company to purchase additional shares of common stock under its stock repurchase program, which brought the total purchase authorization to 4,000,000 shares. The Company has routinely used these reacquired shares to fund the Company’s annual 5% stock dividends and various employee benefit programs. During 2002, the Company acquired approximately 2,002,000 shares under Board authorizations at an average price of $41.90.

      Per share cash dividends paid by the Company increased 6.7% during 2002 compared to 2001. Total return to shareholders, including cash and stock dividends and changes in stock price, was 12.2% for the past three years and 3.7% for the past five years. In January 2003, the Board of Directors increased the cash dividend per share by 6.6% over 2002, making 2003 the 35th consecutive year the Company has increased cash dividends.

      During 2002, the Company contributed $19.3 million to its pension plan. The contribution was made to mitigate the effect of declining returns and valuations in the pension assets. The contribution had no significant effect on the Company’s overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2002 these assumptions were as follows:

Discount rate	7.25%
Long-term rate of return on assets	9.00%

      With the low interest rate and sluggish economic environment, the Company expects to decrease the discount rate to 6.75% and long-term rate of return on assets to 8.00% in determining 2003 pension expense. The Company estimates that the effects of these changes in assumptions will be to increase pension cost by less than $1.5 million.

      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $3.04 billion (excluding approximately $2.31 billion in unused approved lines of credit related to credit card loan agreements) and standby letters of credit, net of participations to non-affiliated companies, totaling $305.7 million at December 31, 2002. The Company has various other financial instruments with off-balance-sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

Interest Rate Sensitivity

      The Asset/ Liability Management Committee measures and manages the Company’s interest rate risk sensitivity on a monthly basis to maintain stability in earnings throughout various rate environments. Three main analytical tools provide management insight into the Company’s exposure to changing rates: repricing or GAP reports, net interest income simulations, and market value analyses. These measurement tools indicate that the Company is currently within acceptable risk guidelines as set by management.

      The schedule that follows shows a summary of the maturities or re-pricing opportunities of the Company’s earning assets and interest bearing liabilities. This schedule portrays the re-pricing risk within the Company’s balance sheet by taking the difference between maturities (or re-pricing periods) for interest earning assets and interest bearing liabilities. A negative sensitivity gap indicates that more liabilities will re-price within that particular time frame. If rates rise, liabilities will be re-pricing up faster than assets. A positive gap would indicate the opposite. GAP reports such as this typically capture only the re-pricing timing within the balance sheet and are less accurate in capturing other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments, while embedded options risk addresses the potential for the alteration of the level and/or timing of cash flows given changes in rates. Quantifying these additional risks within a re-pricing context would make the gap position in the first year more positive, as the recognition of mortgage prepayments would shorten the duration of assets and partial re-pricing of some deposits would lengthen the duration of liabilities.

      The Company’s main interest rate measurement tool, income simulations, projects net interest income under various rate scenarios in order to quantify the magnitude and timing of potential rate-related changes in net interest income. Income simulations are able to capture more of the dynamics within the balance sheet such as basis risk and embedded options risk. Management has set guidelines specifying acceptable limits within which net interest income can change under various rate change scenarios. These rate movements include a “most likely” rate forecast provided by an outside vendor, as well as “shock” scenarios which are intended to capture interest rate risk under adverse conditions by immediately shifting rates up and down. Simulation results indicate that the Company is within all limits. Interest rate risk is also measured by simulating changes in net interest income under gradually rising and declining parallel shift scenarios, as well as scenarios which allow for twists in the shape of the yield curve. The composition of products on the balance sheet is assumed to remain constant so that the analyses capture risks to the current balance sheet mix only. As of December 31, 2002, various gradual basis point shifts in the LIBOR yield curve would be expected to have the following impact on net interest income for twelve months.

	Increase	% of Net
(Dollars in millions)	(Decrease)	Interest Income

200 basis points rising	$.2	.03%
100 basis points rising	1.2	.23
100 basis points falling	(7.1)	(1.41)

      The Company also uses market value analyses to help identify longer-term risks that may reside on the current balance sheet. This is considered a secondary risk measurement tool by management. The Company measures the market value of equity as the net present value of all asset and liability cash flows discounted along the current LIBOR curve plus appropriate market risk spreads. It is the change in the market value of equity under different rate environments, which gives insight into the magnitude of risk to future earnings due to rate changes. Management has set limits concerning potential declines in the market value of equity within which it feels comfortable that risk is relatively low. Current results show that the Company is within these limits. Market value analyses also help management understand the price sensitivity of non-marketable bank products under different rate environments.

      In 2001, the Federal Reserve sharply reduced short-term rates, and for most of 2002, the Federal Reserve held short-term rates flat, easing rates by 50 basis points in November. While most of the Company’s variably priced assets had been affected by rate reductions in 2001, its fixed rate loans continued to re-price downward during much of 2002 as loans matured or new loans were added. Total average loans grew approximately $52 million during the first six months of 2002 mainly due to growth in consumer and business loans, and the mix of new loans helped to keep earning asset yields relatively constant. Also through the first six months of 2002, certificate of deposit accounts continued to re-price downward and the Company experienced some run-off of these accounts as depositors looked for alternative higher yielding accounts. Other non-maturity deposits showed some balance growth and rates remained relatively constant. The combination of these effects for the first six months allowed the Company to improve its net interest income and overall margin, and the Company remained less asset sensitive. During the second half of 2002, rates on all deposits continued to decline and deposit growth slowed. Seasonal commercial lending increased and added purchases of investment securities occurred, funded mainly from short-term borrowings. As a result, net interest income improved. The recent reduction in short-term rates in November, however, limited the Company’s ability to lower deposit rates on all products. While certificates of deposit and money market accounts declined, rates on interest checking accounts (18% of interest bearing deposits) moved down only slightly. At the same time, large portions of the Company’s variably priced assets re-priced downward. The increase in fixed rate investment securities earlier in the year helped to offset some of this re-pricing risk.

      Thus, with the growth in loans experienced this year, many of which are variably priced, coupled with fewer certificates of deposit and a larger investment securities portfolio, the Company has achieved a more balanced interest rate risk profile than in the previous year. Its main risk is that of falling interest rates, and the profile above shows that if rates fell by 100 basis points, net interest income would decline by $7.1 million. While it is unlikely that rates will be lowered to that extent in the future, it remains the largest risk to the Company’s net interest income.

      The Company’s balance sheet is well diversified, with strong liquidity and low interest rate risk. Estimated maturities in the investment securities portfolio for 2003 are in excess of $430 million. The use of derivative products is limited and the deposit base is strong and stable. The loan to deposit ratio, while showing some growth towards the end of 2002, is still at relatively low levels, which should present the Company with opportunities to fund future loan growth at reasonable costs.

      The following is an analysis of sensitivity gaps of interest earning assets and interest bearing liabilities:

Repricing and Interest Rate Sensitivity Analysis

December 31, 2002

	1-3	4-6	7-12	1-5	Over 5
(Dollars in thousands)	Months	Months	Months	Years	Years	Total

Interest earning assets:
Loans, net of unearned income	$3,982,657	$190,766	$795,486	$2,462,401	$444,634	$7,875,944
Investment securities	302,052	104,674	220,452	2,741,530	906,540	4,275,248
Federal funds sold and securities purchased under agreements to resell	16,945	—	—	—	—	16,945

Total interest earning assets	4,301,654	295,440	1,015,938	5,203,931	1,351,174	12,168,137

Interest bearing liabilities:
Time open & C.D.’s of less than $100,000	481,059	415,225	431,555	621,034	3,977	1,952,850
Time open & C.D.’s of $100,000 & over	257,364	137,692	87,614	120,037	644	603,351
Savings, interest checking and money market(A)	2,596,711	1,340,148	236,359	1,176,816	528,196	5,878,230
Federal funds purchased and securities sold under agreements to repurchase	1,459,868	—	—	—	—	1,459,868
Long-term debt and other borrowings	255,537	36	72	69,887	12,925	338,457

Total interest bearing liabilities	5,050,539	1,893,101	755,600	1,987,774	545,742	10,232,756

Interest sensitivity gap	$(748,885)	$(1,597,661)	$260,338	$3,216,157	$805,432	$1,935,381

Cumulative interest sensitivity gap	$(748,885)	$(2,346,546)	$(2,086,208)	$1,129,949	$1,935,381

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	.85	.66	.73	1.12	1.19

(A)	The Company recognizes the fact that, although savings and other interest bearing demand deposits can potentially re-price or be withdrawn at any time, classifying these balances only within the 1 to 3 month time frame dramatically overstates their sensitivity. Historical trends and analyses have shown that the majority of these deposits neither re-price fully with market rates nor will customers significantly alter balances based on changes in market rates. These balances have been spread over longer time frames to reflect these findings.

Derivative Financial Instruments

      The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At present the Company has three outstanding swaps which are accounted for as fair value hedges of fixed rate loans. This accounting results in the changes in the fair values of the swaps and the hedged loans being offset against each other in current earnings.

      The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2002, mature within 30 days, and the longest period to maturity is 12 months.

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

      The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2002 and 2001. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the consolidated balance sheets.

	2002			2001

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$23,322	$—	$(2,293)	$24,912	$—	$(551)
Foreign exchange contracts:
Forward contracts	126,438	7,388	(7,390)	99,232	3,373	(3,349)
Options written/purchased	2,175	10	(10)	1,950	2	(2)
Mortgage loan commitments	33,136	346	—	18,679	79	(162)
Mortgage loan forward sale contracts	33,074	8	(67)	43,758	921	(1)

Total at December 31	$218,145	$7,752	$(9,760)	$188,531	$4,375	$(4,065)

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

      Beginning in 2002, the Company implemented a new funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This new process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. Previous methodology used funding pools based on average rates to assign and determine value. The new method should provide a more accurate means of valuing fund sources and uses in a varying interest rate environment. The segment most affected by the change was the Consumer segment, whose credit for funds generated in 2002 declined significantly compared to 2001.

Consumer

      The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage services. Pre-tax income for 2002 was $129.2 million, a decrease of $51.5 million, or 28.5%, from 2001. Most of the decrease was due to lower allocated funding credits of $122.0 million, as discussed above. Direct net interest income increased $66.4 million, and charge-offs declined $4.1 million. Non-interest income rose $3.1 million, mainly due to higher credit card fees, deposit account charges, and brokerage related fees. Credit card fees were higher due to growth in debit card fees, deposit account charges increased due to higher overdraft and return items fees, and higher brokerage revenue resulted from increased sales of annuities. Non-interest expense increased $3.0 million mainly due to higher costs for salaries and employee benefits, marketing and check processing charges, partly offset by lower data processing charges. Total average assets directly related to the segment declined 1.7% from 2001. Average segment loans decreased 1.1% compared to 2001 mainly as a result of a decline in personal real estate loans, and average deposits increased slightly, .2%.

Commercial

      The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax income increased $7.7 million, or 7.4%, over 2001. Assigned funding costs declined $74.3 million compared to the previous year. Non-interest income rose $4.4 million, mainly in fees earned on commercial cash management accounts. Partly offsetting these effects was a $66.7 million, or 23.3%, decline in direct net interest income from the previous year. In addition, non-interest expense increased $4.2 million due to higher indirect costs for management fees and loan servicing costs. During 2002, total average loans decreased .2%, compared to a 2.7% increase during 2001. Average deposits increased 8.4% during 2002, compared to a 3.1% increase during 2001.

Money Management

      The Money Management segment consists of the trust and capital markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.03 billion in total assets. The Capital Markets group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for the segment was $29.3 million in 2002 compared to $31.9 million in 2001, a decrease of $2.6 million. The decrease was due to higher non-interest expense of $2.6 million, mainly in salaries and employee benefits. Non-interest income declined $864 thousand, mainly due to lower trust revenues but offset by higher bond trading revenues. Trust revenues declined as a result of lower asset valuations upon which fees are based, while bond trading revenues grew 4.1% from continued strong customer demand for fixed income products. The assigned credit for funds declined $2.6 million. Direct net interest income rose $3.4 million. Average assets decreased $123.2 million during 2002 because of lower overnight investments. Average deposits increased $164.6 million during 2002 and $87.6 million during 2001 due to increased sales of short-term certificates of deposit over $100 thousand to corporate customers.

Impact of Recently Issued Accounting Standards

      In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of Statement No. 146 will have a significant impact on its consolidated financial statements.

      In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions”. This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. Those transition provisions were effective on October 1, 2002. The scope of Statement No. 144 was amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company does not believe that the adoption of Statement No. 147 will have a significant impact on its consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe that the adoption of Interpretation No. 45 will have a significant impact on its consolidated financial statements.

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This Statement, which amends Statement No. 123, “Accounting for Stock-Based Compensation”, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition it requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

      Effective January 1, 2003, the Company voluntarily adopted the fair value recognition provisions of Statement No. 123 for stock-based employee compensation. All prior periods in future reports will be restated to reflect the compensation expense that would have been recognized had the recognition provisions of Statement No. 123 been applied to all awards granted to employees after January 1, 1995. Pro forma information under the provisions of Statement No. 123 may be found in the Summary of Significant Accounting Policies in the notes to consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities, including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests. The requirements in this Interpretation are effective for variable interest entities created after January 31, 2003 and the first fiscal or interim period beginning after June 15, 2003 for variable interest entities acquired before that date. The Company does not believe that the adoption of Interpretation No. 46 will have a significant impact on its consolidated financial statements.

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

Corporate Governance

      The Company has adopted a number of corporate governance measures. Information on corporate governance is available on the Company’s web site www.commercebank.com under Investor Relations.

Forward-Looking Statements

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

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31

	2002			2001			2000

			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$2,418,517	$114,275	4.73%	$2,556,796	$168,868	6.60%	$2,628,201	$215,199	8.19%
Real estate – construction	474,307	23,894	5.04	409,262	29,598	7.23	382,106	33,364	8.73
Real estate – business	1,483,012	88,645	5.98	1,398,366	103,551	7.41	1,267,872	104,757	8.26
Real estate – personal	1,247,209	82,382	6.61	1,339,436	98,283	7.34	1,417,548	105,229	7.42
Personal banking	1,646,549	110,726	6.72	1,616,254	128,639	7.96	1,608,795	136,165	8.46
Credit card	492,148	53,120	10.79	489,817	62,668	12.79	497,519	70,256	14.12

Total loans	7,761,742	473,042	6.09	7,809,931	591,607	7.58	7,802,041	664,970	8.52

Investment securities:
U.S. government & federal agency	1,233,040	57,159	4.64	892,248	48,666	5.45	913,285	56,486	6.18
State & municipal obligations(B)	41,103	3,079	7.49	55,379	4,225	7.63	72,209	5,641	7.81
CMO’s and asset-backed securities	2,118,460	112,703	5.32	1,284,355	77,066	6.00	1,034,172	64,336	6.22
Trading securities	10,931	532	4.86	15,924	774	4.86	11,000	765	6.95
Other marketable securities(B)	124,648	4,258	3.42	159,897	6,742	4.22	86,133	5,895	6.84
Non-marketable securities	66,666	2,781	4.17	68,299	3,246	4.75	68,013	3,786	5.57

Total investment securities	3,594,848	180,512	5.02	2,476,102	140,719	5.68	2,184,812	136,909	6.27

Federal funds sold and securities purchased under agreements to resell	84,278	1,486	1.76	541,930	22,386	4.13	227,623	14,517	6.38

Total interest earning assets	11,440,868	655,040	5.73	10,827,963	754,712	6.97	10,214,476	816,396	7.99

Less allowance for loan losses	(129,960)			(129,978)			(125,887)
Unrealized gain (loss) on investment securities	114,908			56,296			(3,146)
Cash and due from banks	511,798			532,715			533,028
Land, buildings and equipment – net	329,553			286,166			244,877
Other assets	146,671			162,661			162,709

Total assets	$12,413,838			$11,735,823			$11,026,057

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$353,779	2,146	.61	$323,462	3,345	1.03	$316,532	5,484	1.73
Interest checking and money market	5,762,465	43,101	.75	5,253,024	97,746	1.86	4,896,337	144,398	2.95
Time open & C.D.’s of less than $100,000	2,046,041	70,367	3.44	2,259,161	121,851	5.39	2,068,653	112,182	5.42
Time open & C.D.’s of $100,000 and over	651,336	18,252	2.80	530,874	27,699	5.22	328,652	18,275	5.56

Total interest bearing deposits	8,813,621	133,866	1.52	8,366,521	250,641	3.00	7,610,174	280,339	3.68

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	776,231	9,917	1.28	607,187	19,345	3.19	777,782	44,936	5.78
Long-term debt and other borrowings(C)	367,317	9,299	2.53	296,041	13,775	4.65	104,958	6,613	6.30

Total borrowings	1,143,548	19,216	1.68	903,228	33,120	3.67	882,740	51,549	5.84

Total interest bearing liabilities	9,957,169	153,082	1.54%	9,269,749	283,761	3.06%	8,492,914	331,888	3.91%

Non-interest bearing demand deposits	974,941			1,101,174			1,331,220
Other liabilities	125,782			142,061			101,215
Stockholders’ equity	1,355,946			1,222,839			1,100,708

Total liabilities and equity	$12,413,838			$11,735,823			$11,026,057

Net interest margin (T/E)		$501,958			$470,951			$484,508

Net yield on interest earning assets			4.39%			4.35%			4.74%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			6.58%			(2.80)%			2.88%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Business loan interest income includes tax free loan income of $3,355,000 in 2002, $3,937,000 in 2001, $3,587,000 in 2000, $3,579,000 in 1999 and $3,499,000 in 1998, including tax equivalent adjustments of $1,142,000 in 2002, $1,266,000 in 2001, $1,118,000 in 2000, $1,153,000 in 1999 and $1,122,000 in 1998. State and municipal interest income includes tax equivalent adjustments of

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Years Ended December 31

1999			1998			1997
									Average
		Average			Average			Average	Balance
	Interest	Rates		Interest	Rates		Interest	Rates	Five Year
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Compound
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Growth Rate

$2,424,416	$177,298	7.31%	$2,211,936	$171,290	7.74%	$1,835,546	$146,304	7.97%	5.67%
352,767	27,612	7.83	257,920	21,123	8.19	247,530	21,458	8.67	13.89
1,075,335	85,661	7.97	955,057	79,850	8.36	824,356	70,539	8.56	12.46
1,337,578	97,051	7.26	1,256,118	94,399	7.52	1,068,668	84,255	7.88	3.14
1,525,662	123,076	8.07	1,402,676	119,894	8.55	1,308,293	112,572	8.60	4.71
501,109	65,193	13.01	513,124	68,776	13.40	530,799	71,521	13.47	(1.50)

7,216,867	575,891	7.98	6,596,831	555,332	8.42	5,815,192	506,649	8.71	5.94

1,263,601	75,865	6.00	1,418,501	87,349	6.16	1,599,452	99,895	6.25	(5.07)
91,390	7,273	7.96	98,664	7,909	8.02	99,328	7,775	7.83	(16.18)
1,162,167	71,805	6.18	880,617	55,555	6.31	789,039	50,030	6.34	21.84
13,163	845	6.42	11,302	554	4.90	8,358	444	5.32	5.51
116,431	6,993	6.01	142,125	8,325	5.86	111,140	6,624	5.96	2.32
51,976	2,901	5.58	52,994	3,664	6.91	61,128	3,369	5.51	1.75

2,698,728	165,682	6.14	2,604,203	163,356	6.27	2,668,445	168,137	6.30	6.14

287,305	14,297	4.98	292,863	15,781	5.39	246,361	13,647	5.54	(19.31)

10,202,900	755,870	7.41	9,493,897	734,469	7.74	8,729,998	688,433	7.89	5.56

(119,567)			(110,904)			(102,145)			4.93
41,438			65,420			25,903			NM
590,367			608,981			635,444			(4.24)
228,236			218,201			213,087			9.11
169,748			204,205			178,320			(3.83)

$11,113,122			$10,479,800			$9,680,607			5.10

$336,845	5,765	1.71	$317,833	7,354	2.31	$301,010	7,284	2.42	3.28
5,073,867	126,014	2.48	4,377,794	134,773	3.08	3,776,101	126,719	3.36	8.82
2,182,804	109,857	5.03	2,197,549	118,581	5.40	2,160,892	116,798	5.41	(1.09)
293,926	14,572	4.96	252,628	13,713	5.43	210,283	11,280	5.36	25.37

7,887,442	256,208	3.25	7,145,804	274,421	3.84	6,448,286	262,081	4.06	6.45

621,160	27,827	4.48	533,862	25,827	4.84	450,439	22,202	4.93	11.50
26,627	884	3.32	12,953	494	3.82	11,565	851	7.37	99.70

647,787	28,711	4.43	546,815	26,321	4.81	462,004	23,053	4.99	19.87

8,535,229	284,919	3.34%	7,692,619	300,742	3.91%	6,910,290	285,134	4.13%	7.58

1,372,100			1,622,429			1,750,171			(11.04)
126,591			135,539			77,945			10.04
1,079,202			1,029,213			942,201			7.55

$11,113,122			$10,479,800			$9,680,607			5.10%

	$470,951			$433,727			$403,299

		4.62%			4.57%			4.62%

		8.58%			7.54%			8.64%

$999,000 in 2002, $1,325,000 in 2001, $1,753,000 in 2000, $2,375,000 in 1999 and $2,641,000 in 1998. Interest income on other marketable securities includes tax equivalent adjustments of $346,000 in 2002, $332,000 in 2001, $424,000 in 2000, $551,000 in 1999 and $416,000 in 1998.
(C)	Interest expense of $494,000, $747,000, $433,000, $312,000 and $31,000 which was capitalized on construction projects in 2002, 2001, 2000, 1999 and 1998, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Year Ended December 31, 2002

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,454	4.37%	$2,404	4.84%	$2,433	4.77%	$2,382	4.93%
Real estate – construction	492	4.82	487	5.00	478	5.09	440	5.27
Real estate – business	1,528	5.75	1,477	5.97	1,453	6.07	1,474	6.13
Real estate – personal	1,237	6.26	1,228	6.52	1,248	6.72	1,276	6.92
Personal banking	1,738	6.35	1,694	6.52	1,594	6.95	1,558	7.15
Credit card	508	10.75	494	10.94	480	10.47	487	11.02

Total loans	7,957	5.80	7,784	6.08	7,686	6.16	7,617	6.36

Investment securities:
U.S. government & federal agency	1,330	4.72	1,338	4.30	1,130	5.17	1,130	4.39
State & municipal obligations(A)	48	6.53	37	7.65	39	7.99	40	8.02
CMO’s and asset-backed securities	2,136	5.10	2,126	5.21	2,070	5.43	2,142	5.55
Trading securities	12	4.34	11	4.89	13	5.28	8	4.93
Other marketable securities(A)	102	4.01	74	4.60	123	3.19	201	2.80
Non-marketable securities	69	4.20	66	4.44	66	3.84	66	4.20

Total investment securities	3,697	4.93	3,652	4.87	3,441	5.26	3,587	5.03

Federal funds sold and securities purchased under agreements to resell	78	1.52	45	2.05	90	1.84	124	1.76

Total interest earning assets	11,732	5.50	11,481	5.68	11,217	5.85	11,328	5.89

Less allowance for loan losses	(131)		(130)		(129)		(130)
Unrealized gain on investment securities	155		146		81		77
Cash and due from banks	517		510		511		509
Land, buildings and equipment – net	336		334		329		319
Other assets	148		149		140		150

Total assets	$12,757		$12,490		$12,149		$12,253

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$354	.50	$359	.64	$362	.64	$340	.64
Interest checking and money market	5,846	.61	5,740	.77	5,758	.80	5,705	.81
Time open & C.D.’s under $100,000	1,967	3.07	1,999	3.18	2,074	3.46	2,146	4.02
Time open & C.D.’s $100,000 & over	620	2.58	666	2.65	686	2.77	633	3.21

Total interest bearing deposits	8,787	1.30	8,764	1.46	8,880	1.57	8,824	1.76

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,052	1.21	843	1.38	513	1.22	692	1.29
Long-term debt and other borrowings	361	2.23	356	2.29	361	2.63	392	2.94

Total borrowings	1,413	1.47	1,199	1.65	874	1.80	1,084	1.89

Total interest bearing liabilities	10,200	1.32%	9,963	1.48%	9,754	1.59%	9,908	1.77%

Non-interest bearing demand deposits	1,014		997		958		929
Other liabilities	142		143		101		117
Stockholders’ equity	1,401		1,387		1,336		1,299

Total liabilities and equity	$12,757		$12,490		$12,149		$12,253

Net interest margin (T/E)	$129		$127		$125		$121

Net yield on interest earning assets		4.35%		4.40%		4.47%		4.34%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2001

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,430	5.26%	$2,476	6.32%	$2,650	6.89%	$2,674	7.84%
Real estate – construction	413	5.86	414	7.23	418	7.46	392	8.47
Real estate – business	1,464	6.58	1,421	7.30	1,372	7.70	1,335	8.13
Real estate – personal	1,295	7.01	1,320	7.21	1,357	7.46	1,388	7.64
Personal banking	1,611	7.31	1,645	7.69	1,604	8.27	1,605	8.59
Credit card	486	11.51	483	12.10	487	13.14	503	14.39

Total loans	7,699	6.66	7,759	7.35	7,888	7.83	7,897	8.46

Investment securities:
U.S. government & federal agency	1,017	4.70	951	5.17	868	5.98	730	6.28
State & municipal obligations(A)	47	7.81	55	7.75	57	7.77	62	7.24
CMO’s and asset-backed securities	1,837	5.73	1,282	5.99	1,098	6.17	910	6.36
Trading securities	13	.97	15	5.88	16	4.24	19	7.32
Other marketable securities(A)	281	3.46	143	3.68	107	5.44	107	5.75
Non-marketable securities	68	2.73	71	6.33	66	4.54	68	5.33

Total investment securities	3,263	5.16	2,517	5.60	2,212	6.04	1,896	6.29

Federal funds sold and securities purchased under agreements to resell	301	2.12	698	3.58	586	4.40	584	5.59

Total interest earning assets	11,263	6.11	10,974	6.71	10,686	7.27	10,377	7.90

Less allowance for loan losses	(130)		(130)		(131)		(129)
Unrealized gain on investment securities	91		53		46		34
Cash and due from banks	530		532		554		514
Land, buildings and equipment – net	306		298		277		263
Other assets	151		166		171		164

Total assets	$12,211		$11,893		$11,603		$11,223

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$330	.65	$330	.88	$328	1.04	$305	1.62
Interest checking and money market	5,580	1.03	5,469	1.61	5,040	2.11	4,915	2.85
Time open & C.D.’s under $100,000	2,280	4.85	2,300	5.26	2,284	5.63	2,170	5.87
Time open & C.D.’s $100,000 & over	579	4.33	545	5.12	530	5.62	468	5.99

Total interest bearing deposits	8,769	2.23	8,644	2.77	8,182	3.28	7,858	3.83

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	643	1.58	629	2.89	589	3.69	566	4.86
Long-term debt and other borrowings	414	3.35	326	4.53	211	5.71	231	6.24

Total borrowings	1,057	2.27	955	3.45	800	4.22	797	5.26

Total interest bearing liabilities	9,826	2.23%	9,599	2.84%	8,982	3.36%	8,655	3.96%

Non-interest bearing demand deposits	958		915		1,276		1,261
Other liabilities	147		145		139		136
Stockholders’ equity	1,280		1,234		1,206		1,171

Total liabilities and equity	$12,211		$11,893		$11,603		$11,223

Net interest margin (T/E)	$118		$117		$118		$118

Net yield on interest earning assets		4.16%		4.22%		4.44%		4.60%

(A)	Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

	For the Quarter Ended
Year Ended December 31, 2002
(In thousands, except per share data)	12/31/02	9/30/02	6/30/02	3/31/02

Interest income	$161,907	$163,760	$163,050	$163,836
Interest expense	(33,977)	(36,979)	(38,484)	(43,148)

Net interest income	127,930	126,781	124,566	120,688
Non-interest income	72,500	69,547	69,427	69,098
Salaries and employee benefits	(62,651)	(63,203)	(61,066)	(63,635)
Other expense	(52,435)	(47,806)	(51,719)	(50,412)
Provision for loan losses	(10,848)	(9,193)	(6,668)	(7,399)

Income before income taxes	74,496	76,126	74,540	68,340
Income taxes	(23,031)	(25,111)	(24,434)	(21,428)

Net income	$51,465	$51,015	$50,106	$46,912

Net income per share – basic*	$.77	$.75	$.73	$.68
Net income per share – diluted*	$.76	$.74	$.72	$.67

Weighted average shares – basic*	67,237	68,020	68,783	68,795
Weighted average shares – diluted*	67,971	68,787	69,741	69,676

	For the Quarter Ended
Year Ended December 31, 2001
(In thousands, except per share data)	12/31/01	9/30/01	6/30/01	3/31/01

Interest income	$172,605	$184,826	$192,895	$201,463
Interest expense	(55,155)	(68,527)	(75,058)	(84,274)

Net interest income	117,450	116,299	117,837	117,189
Non-interest income	70,215	68,997	69,031	66,756
Salaries and employee benefits	(60,033)	(59,415)	(58,772)	(57,913)
Other expense	(49,555)	(50,404)	(51,490)	(50,408)
Provision for loan losses	(10,584)	(8,317)	(7,992)	(9,530)

Income before income taxes	67,493	67,160	68,614	66,094
Income taxes	(20,697)	(21,642)	(22,831)	(22,217)

Net income	$46,796	$45,518	$45,783	$43,877

Net income per share – basic*	$.68	$.66	$.66	$.63
Net income per share – diluted*	$.67	$.65	$.65	$.63

Weighted average shares – basic*	68,879	69,232	69,513	69,317
Weighted average shares – diluted*	69,650	70,051	70,258	70,282

	For the Quarter Ended
Year Ended December 31, 2000
(In thousands, except per share data)	12/31/00	9/30/00	6/30/00	3/31/00

Interest income	$206,388	$206,990	$202,659	$197,064
Interest expense	(86,297)	(86,074)	(81,454)	(77,630)

Net interest income	120,091	120,916	121,205	119,434
Non-interest income	68,286	67,022	63,703	56,625
Salaries and employee benefits	(55,723)	(55,107)	(54,963)	(54,863)
Other expense	(54,807)	(58,030)	(50,542)	(50,167)
Provision for loan losses	(8,067)	(8,216)	(10,211)	(8,665)

Income before income taxes	69,780	66,585	69,192	62,364
Income taxes	(23,557)	(21,092)	(23,589)	(21,109)

Net income	$46,223	$45,493	$45,603	$41,255

Net income per share – basic*	$.66	$.65	$.64	$.58
Net income per share – diluted*	$.66	$.64	$.64	$.57

Weighted average shares – basic*	69,245	69,962	70,861	71,837
Weighted average shares – diluted*	70,191	70,821	71,629	72,505

*	Restated for the 5% stock dividend distributed in 2002.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is set forth on pages 25 through 28 of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

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

      The Internal Audit department of the Company reviews, evaluates, monitors and makes recommendations on both administrative and accounting control, which acts as an integral, but independent, part of the system of internal controls.

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

      The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safe-guarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2002, management believes that the internal controls are in place and operating effectively.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Commerce Bancshares, Inc.:

      We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in the Intangible Assets and Goodwill note to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

January 31, 2003

Kansas City, Missouri

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(In thousands)
ASSETS
Loans, net of unearned income	$7,875,944	$7,638,482
Allowance for loan losses	(130,618)	(129,973)

Net loans	7,745,326	7,508,509

Investment securities:
Available for sale	4,201,477	3,654,919
Trading	11,635	12,265
Non-marketable	62,136	65,073

Total investment securities	4,275,248	3,732,257

Federal funds sold and securities purchased under agreements to resell	16,945	375,060
Cash and due from banks	710,406	824,218
Land, buildings and equipment – net	335,230	313,383
Goodwill	43,224	43,968
Other intangible assets – net	3,967	6,842
Other assets	178,069	103,909

Total assets	$13,308,415	$12,908,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,478,880	$1,579,679
Savings, interest checking and money market	5,878,230	5,652,715
Time open and C.D.’s of less than $100,000	1,952,850	2,188,448
Time open and C.D.’s of $100,000 and over	603,351	611,043

Total deposits	9,913,311	10,031,885

Federal funds purchased and securities sold under agreements to repurchase	1,459,868	1,087,402
Long-term debt and other borrowings	338,457	392,586
Other liabilities	180,442	123,790

Total liabilities	11,892,078	11,635,663

Stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 67,238,437 shares in 2002 and 65,575,525 shares in 2001	336,192	327,878
Capital surplus	261,772	213,888
Retained earnings	729,587	700,230
Treasury stock of 136,236 shares in 2002 and 138,565 shares in 2001, at cost	(5,507)	(5,187)
Other	(1,800)	(1,749)
Accumulated other comprehensive income	96,093	37,423

Total stockholders’ equity	1,416,337	1,272,483

Total liabilities and stockholders’ equity	$13,308,415	$12,908,146

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31

(In thousands, except per share data)	2002	2001	2000

INTEREST INCOME
Interest and fees on loans	$471,900	$590,341	$663,852
Interest on investment securities	179,167	139,062	134,732
Interest on federal funds sold and securities purchased under agreements to resell	1,486	22,386	14,517

Total interest income	652,553	751,789	813,101

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	45,247	101,091	149,882
Time open and C.D.’s of less than $100,000	70,367	121,851	112,182
Time open and C.D.’s of $100,000 and over	18,252	27,699	18,275
Interest on federal funds purchased and securities sold under agreements to repurchase	9,917	19,345	44,936
Interest on long-term debt and other borrowings	8,805	13,028	6,180

Total interest expense	152,588	283,014	331,455

Net interest income	499,965	468,775	481,646
Provision for loan losses	34,108	36,423	35,159

Net interest income after provision for loan losses	465,857	432,352	446,487

NON-INTEREST INCOME
Trust fees	60,682	62,753	58,588
Deposit account charges and other fees	91,303	84,486	71,025
Credit card transaction fees	57,850	54,583	51,453
Trading account profits and commissions	15,954	15,332	8,594
Consumer brokerage services	9,744	9,206	9,077
Mortgage banking revenue	4,277	6,195	3,521
Net gains on securities transactions	2,835	3,140	8,393
Other	37,927	39,304	44,985

Total non-interest income	280,572	274,999	255,636

NON-INTEREST EXPENSE
Salaries and employee benefits	250,555	236,133	220,656
Net occupancy	34,635	32,027	30,381
Equipment	22,865	21,991	20,673
Supplies and communication	32,929	33,778	34,048
Data processing and software	44,963	47,178	48,664
Marketing	15,001	12,914	13,274
Goodwill amortization	—	4,665	4,784
Other intangible assets amortization	2,323	3,040	3,373
Other	49,656	46,264	58,349

Total non-interest expense	452,927	437,990	434,202

Income before income taxes	293,502	269,361	267,921
Less income taxes	94,004	87,387	89,347

Net income	$199,498	$181,974	$178,574

Net income per share – basic	$2.93	$2.63	$2.53
Net income per share – diluted	$2.89	$2.60	$2.51

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

(In thousands)	2002	2001	2000

OPERATING ACTIVITIES
Net income	$199,498	$181,974	$178,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	34,108	36,423	35,159
Provision for depreciation and amortization	35,310	37,879	36,786
Amortization of investment security premiums, net	18,913	5,427	1,931
Provision (benefit) for deferred income taxes	12,996	(7,501)	(2,583)
Net gains on securities transactions	(2,835)	(3,140)	(8,393)
Net decrease in trading securities	1,985	7,471	4,386
(Increase) decrease in interest receivable	868	7,494	(4,339)
Increase (decrease) in interest payable	(11,559)	(13,250)	11,444
Increase (decrease) in income taxes payable	(7,331)	3,079	(1,344)
Other changes, net	(19,285)	16,485	(23,831)

Net cash provided by operating activities	262,668	272,341	227,790

INVESTING ACTIVITIES
Net cash received in acquisition	—	15,035	—
Cash paid in sales of branches	(20,252)	(4,282)	(20,226)
Proceeds from sales of available for sale securities	299,626	341,580	212,481
Proceeds from maturities of available for sale securities	1,408,251	1,507,647	1,424,409
Purchases of available for sale securities	(2,179,276)	(3,542,577)	(1,060,710)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	358,115	(119,600)	(3,233)
Net (increase) decrease in loans	(277,988)	429,024	(394,928)
Purchases of land, buildings and equipment	(54,035)	(78,598)	(49,079)
Sales of land, buildings and equipment	3,644	2,697	1,773

Net cash provided by (used in) investing activities	(461,915)	(1,449,074)	110,487

FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	102,783	604,373	(48,754)
Net increase (decrease) in time open and C.D.’s	(218,730)	183,641	74,374
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	372,466	539,492	(498,555)
Repayment of long-term debt and other borrowings	(103,937)	(100,897)	(840)
Additional long-term debt and other borrowings	50,000	250,000	200,000
Purchases of treasury stock	(83,879)	(58,685)	(98,720)
Issuance under stock purchase, option and benefit plans	8,917	6,557	3,398
Cash dividends paid on common stock	(42,185)	(40,254)	(37,613)

Net cash provided by (used in) financing activities	85,435	1,384,227	(406,710)

Increase (decrease) in cash and cash equivalents	(113,812)	207,494	(68,433)
Cash and cash equivalents at beginning of year	824,218	616,724	685,157

Cash and cash equivalents at end of year	$710,406	$824,218	$616,724

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
(In thousands, except per	Common	Capital	Retained	Treasury		Comprehensive
share data)	Stock	Surplus	Earnings	Stock	Other	Income(Loss)	Total

Balance, December 31, 1999	$312,140	$129,173	$642,746	$(2,089)	$(916)	$(1,222)	$1,079,832

Net income			178,574				178,574
Other comprehensive income, net of tax						17,189	17,189

Total comprehensive income							195,763

Purchase of treasury stock				(98,720)			(98,720)
Cash dividends paid ($.536 per share)			(37,613)				(37,613)
Issuance under stock purchase, option and award plans, net		(2,535)		7,439	(263)		4,641
5% stock dividend, net	1,139	20,798	(112,560)	90,475			(148)

Balance, December 31, 2000	313,279	147,436	671,147	(2,895)	(1,179)	15,967	1,143,755

Net income			181,974				181,974
Other comprehensive income, net of tax						21,373	21,373

Total comprehensive income							203,347

Purchase of treasury stock				(58,685)			(58,685)
Cash dividends paid ($.580 per share)			(40,254)				(40,254)
Issuance under stock purchase, option and award plans, net	123	(5,670)		15,507	(570)		9,390
Pooling acquisition	4,384	5,414	5,198			83	15,079
5% stock dividend, net	10,092	66,708	(117,835)	40,886			(149)

Balance, December 31, 2001	327,878	213,888	700,230	(5,187)	(1,749)	37,423	1,272,483

Net income			199,498				199,498
Other comprehensive income, net of tax						58,670	58,670

Total comprehensive income							258,168

Purchase of treasury stock				(83,879)			(83,879)
Cash dividends paid ($.619 per share)			(42,185)				(42,185)
Issuance under stock purchase, option and award plans, net	341	(4,849)		16,479	(51)		11,920
5% stock dividend, net	7,973	52,733	(127,956)	67,080			(170)

Balance, December 31, 2002	$336,192	$261,772	$729,587	$(5,507)	$(1,800)	$96,093	$1,416,337

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

Intangible Assets

      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. This Statement established new accounting and reporting for acquired goodwill and other intangible assets. Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles, continue to be amortized over their useful lives. Prior to the adoption of Statement No. 142, goodwill had been amortized using the straight-line method over periods of 15-25 years, as reflected in the accompanying 2001 and 2000 consolidated income statements. Core deposit intangibles have been amortized over a maximum of 10 years using accelerated methods for all periods presented.

      When facts and circumstances indicate potential impairment of amortizable intangible assets, the Company evaluates the recoverability of the asset carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. In these tests, the fair values of each reporting unit, or segment, is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value.

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

Investments in Debt and Equity Securities

      Securities classified as available for sale are carried at fair value. Their related unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income, a component of stockholders’ equity. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Realized gains and losses, including other-than-temporary declines in value, are calculated using the specific identification method and included in non-interest income.

      Non-marketable securities include certain venture capital investments and stock acquired for various debt and regulatory requirements. Non-marketable venture capital investments are reported at estimated fair values, in the absence of readily ascertainable market values. Management believes that the cost of an investment is initially considered the best indication of estimated fair value. Subsequently, these investments are adjusted to reflect changes in valuation as a result of a public offering or other-than-temporary declines in value. Other non-marketable securities acquired for debt and regulatory purposes are accounted for at cost.

      Trading account securities, which are bought and held principally for the purpose of resale in the near term, are carried at fair value. Gains and losses, both realized and unrealized, are recorded in non-interest income.

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

      The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its amendments on January 1, 2001. The Statement required that all derivative financial instruments be recorded on the balance sheet at fair value, with the adjustment to fair value recorded in current earnings. Derivatives that qualify under the Statement in a hedging relationship are designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion is recognized in current earnings.

      Upon the Company’s adoption of Statement No. 133, it recorded a transition adjustment that increased 2001 net income by $9,000. Because of its immateriality, the adjustment was not presented separately in the income statement as a cumulative effect of a change in accounting principle. The Company’s derivative usage is discussed in the Derivative Instruments note to the consolidated financial statements.

Employee Stock Options

      The Company accounts for stock-based awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, compensation expense is not recognized. This method is employed for all of the Company’s option plans except its restricted stock award plan, in which the market price of the underlying stock at grant is recorded as unearned compensation and amortized to expense over the vesting period. Had compensation cost for the Company’s other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting

for Stock-Based Compensation”, the Company’s net income and income per share would have been reduced to the pro forma amounts shown below.

(In thousands, except per share data)	2002	2001	2000

Net income:
As reported	$199,498	$181,974	$178,574
Compensation expense, net of tax	(3,427)	(3,412)	(2,904)

Pro forma	$196,071	$178,562	$175,670

Basic income per share:
As reported	$2.93	$2.63	$2.53
Pro forma	2.87	2.58	2.49

Diluted income per share:
As reported	$2.89	$2.60	$2.51
Pro forma	2.84	2.55	2.46

      In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. Below are the fair values of options granted using the Black-Scholes option-pricing model and the model assumptions.

	2002	2001	2000

Weighted per share average fair value at grant date	$10.31	$10.80	$6.53
Assumptions:
Dividend yield	1.6%	1.7%	2.0%
Volatility	24.6%	24.5%	24.7%
Risk-free interest rate	3.5%	4.7%	5.1%
Expected life	7.0 years	7.2 years	4.8 years

      All per share amounts in the above tables have been restated for the 5% stock dividend distributed in 2002.

      Effective January 1, 2003, the Company voluntarily adopted the fair value recognition provisions of Statement No. 123 for stock-based employee compensation. All prior periods in future reports will be restated to reflect the compensation expense that would have been recognized had the recognition provisions of Statement No. 123 been applied to all awards granted to employees after January 1, 1995.

Treasury Stock

      Purchases of the Company’s common stock are recorded at cost. Upon reissuance, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share

      Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options) outstanding during each year. All per share data has been restated to reflect the 5% stock dividend distributed in December 2002.

Acquisitions

      Effective January 2003, the Company acquired The Vaughn Group, Inc., a direct lessor of equipment which is based in Cincinnati, Ohio. The Vaughn Group, Inc. (Vaughn) has a lease portfolio of approximately

$38.7 million consisting mainly of data processing hardware. In addition, Vaughn services approximately $425 million of lease agreements for other institutions involving capital equipment, ranging from production machinery to transportation equipment. The Company issued stock valued at $6.0 million and paid cash of $2.5 million in the acquisition. The purchase agreement provides for an earnout amounting to $3.5 million which is payable in cash over three years, subject to certain conditions and calculations. The acquisition will be accounted for as a purchase. Goodwill of approximately $5 million will be recognized in the transaction and recorded in the 2003 consolidated financial statements.

      Effective March 1, 2001, the Company acquired Breckenridge Bancshares Company and its subsidiary bank, Centennial Bank, in St. Ann, Missouri, with assets of $254 million, loans of $189 million, and deposits of $216 million. The Company issued common stock valued at $34.4 million as consideration in the transaction, which was accounted for as a pooling of interests. Financial statements for periods prior to the consummation of the acquisition have not been restated because such restated amounts do not differ materially from the Company’s historical financial statements. The following schedule summarizes pro forma consolidated financial data as if the Breckenridge acquisition had been consummated on January 1, 2000.

(In thousands, except per share data)	2001	2000

Net interest income plus non-interest income	$745,066	$746,439
Net income	180,919	180,344
Net income per share – diluted	2.58	2.50

Loans and Allowance for Loan Losses

      Major classifications of loans at December 31, 2002 and 2001 are as follows:

(In thousands)	2002	2001

Business	$2,263,644	$2,407,418
Real estate – construction	404,519	412,700
Real estate – business	1,736,646	1,505,443
Real estate – personal	1,282,223	1,287,954
Personal banking	1,662,801	1,514,650
Credit card	526,111	510,317

Total loans	$7,875,944	$7,638,482

      At December 31, 2002, the Company elected to reclassify certain segments of its business, construction, business real estate and personal portfolios. The reclassifications were made to better realign the loan reporting with its related collateral and purpose. The reclassifications also corrected certain construction loans that had moved into amortizing term loans following project completion. The reclassification increased business real estate loans by $209.6 million, personal real estate loans by $55.6 million and personal banking loans by $26.0 million, while business loans decreased $202.6 million and construction real estate loans decreased $88.6 million.

      Loans to directors and executive officers of the Parent and its significant subsidiaries and to their associates are summarized as follows:

(In thousands)

Balance at January 1, 2002	$37,791
Additions	39,996
Amounts collected	(23,003)
Amounts written off	—

Balance at December 31, 2002	$54,784

      Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2002, to principal holders of the Company’s common stock.

      The Company’s lending activity is generally centered in Missouri and its contiguous states. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short and intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2002, unfunded loan commitments totaled $3,037,111,000 (excluding $2,310,239,000 in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2002, loans of $935,201,000 were pledged at the Federal Home Loan Bank (FHLB) by subsidiary banks as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $267,531,000 were pledged at the Federal Reserve as collateral for discount window borrowings. There were no discount window borrowings at December 31, 2002.

      A summary of the allowance for loan losses is as follows:

	Years Ended December 31

(In thousands)	2002	2001	2000

Balance, January 1	$129,973	$128,445	$123,042

Additions:
Provision for loan losses	34,108	36,423	35,159
Allowance of acquired bank	—	2,519	—

Total additions	34,108	38,942	35,159

Deductions:
Loan losses	47,885	50,795	41,326
Less recoveries	14,422	13,381	11,570

Net loan losses	33,463	37,414	29,756

Balance, December 31	$130,618	$129,973	$128,445

      Impaired loans include all non-accrual loans and loans 90 days delinquent and still accruing interest. The net amount of interest income recorded on such loans during their impairment period was not significant. The Company had ceased recognition of interest income on loans with a book value of $28,065,000 and $28,819,000 at December 31, 2002 and 2001, respectively. The interest income not recognized on non-accrual loans was $2,609,000, $2,437,000 and $1,805,000 during 2002, 2001 and 2000, respectively. Loans 90 days delinquent and still accruing interest amounted to $22,428,000 and $19,699,000 at December 31, 2002 and 2001, respectively. Average impaired loans were $49,010,000 during 2002, $46,340,000 during 2001 and $41,500,000 during 2000.

      The following table presents information on impaired loans at December 31:

(In thousands)	2002	2001

Impaired loans for which an allowance has been provided	$22,308	$19,860
Impaired loans for which no allowance has been provided	28,185	28,658

Total impaired loans	$50,493	$48,518

Allowance related to impaired loans	$6,581	$4,662

Investment Securities

      A summary of the available for sale investment securities by maturity groupings as of December 31, 2002 follows below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2002. Yields on tax exempt securities have not been adjusted for tax exempt status.

			Weighted
	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$134,260	$135,475	3.96%
After 1 but within 5 years	793,146	831,995	4.69
After 5 but within 10 years	434,082	443,122	2.75
After 10 years	63,037	63,734	2.92

Total U.S. government and federal agency obligations	1,424,525	1,474,326	3.95

State and municipal obligations:
Within 1 year	9,611	9,768	4.08
After 1 but within 5 years	39,395	40,297	3.53
After 5 but within 10 years	23,605	23,669	3.58
After 10 years	4,428	4,586	6.38

Total state and municipal obligations	77,039	78,320	3.78

CMO’s and asset-backed securities	2,345,889	2,415,258	5.32

Other debt securities:
Within 1 year	5,735	5,735
After 1 but within 5 years	28,425	29,247
After 5 but within 10 years	5,129	5,145

Total other debt securities	39,289	40,127

Equity securities	159,746	193,446

Total available for sale investment securities	$4,046,488	$4,201,477

      The unrealized gains and losses by type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2002
U.S. government and federal agency obligations	$1,424,525	$49,803	$2	$1,474,326
State and municipal obligations	77,039	1,684	403	78,320
CMO’s and asset-backed securities	2,345,889	70,577	1,208	2,415,258
Other debt securities	39,289	838	—	40,127
Equity securities	159,746	33,700	—	193,446

Total	$4,046,488	$156,602	$1,613	$4,201,477

December 31, 2001
U.S. government and federal agency obligations	$1,129,757	$23,869	$6,011	$1,147,615
State and municipal obligations	42,075	1,459	325	43,209
CMO’s and asset-backed securities	2,165,776	21,979	11,204	2,176,551
Other debt securities	65,840	214	—	66,054
Equity securities	185,508	35,982	—	221,490

Total	$3,588,956	$83,503	$17,540	$3,654,919

      The following table presents proceeds from sales of securities and the components of net securities gains.

(In thousands)	2002	2001	2000

Proceeds from sales	$299,626	$341,580	$212,481

Realized gains	$7,281	$8,796	$12,675
Realized losses	4,446	5,656	4,282

Net realized gains	$2,835	$3,140	$8,393

      Investment securities with a par value of $636,549,000 and $551,954,000 were pledged at December 31, 2002 and 2001, respectively, to secure public deposits and for other purposes as required by law. Additional investment securities with a par value of $1,525,000 and $22,493,000 were pledged at December 31, 2002 and 2001, respectively, at the Federal Reserve as collateral for discount window borrowings. Except for U.S. government and federal agency obligations, no investment in a single issuer exceeds 10% of stockholders’ equity.

Land, Buildings and Equipment

      Land, buildings and equipment consist of the following at December 31, 2002 and 2001:

(In thousands)	2002	2001

Land	$66,589	$64,535
Buildings and improvements	375,000	357,430
Equipment	168,522	145,489

Total	610,111	567,454

Less accumulated depreciation and amortization	274,881	254,071

Net land, buildings and equipment	$335,230	$313,383

      Depreciation expense of $28,140,000, $25,458,000 and $24,599,000 for 2002, 2001 and 2000, respectively, was included in net occupancy expense, equipment expense and other expense in the consolidated income statements. Repairs and maintenance expense of $15,861,000, $15,529,000 and $14,579,000 for 2002, 2001 and 2000, respectively, was included in net occupancy expense, equipment expense and other expense. Interest expense capitalized on construction projects was $494,000, $747,000 and $433,000 in 2002, 2001 and 2000, respectively.

Intangible Assets and Goodwill

      Effective January 1, 2002, the Company adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The reviews performed in 2002 revealed no impairment in the Company’s intangible assets.

      The following table presents information about the Company’s intangible assets.

	December 31, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(44,097)	$50,676	$(44,064)
Mortgage servicing rights	1,174	(1,040)	1,170	(940)

Total	$49,104	$(45,137)	$51,846	$(45,004)

      As of December 31, 2002, the Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets for the years ended December 31, 2002 and 2001 was $2,323,000 and $3,040,000, respectively. Estimated annual amortization expense for the years 2003 through 2007 is as follows.

(In thousands)

2003	$1,815
2004	1,775
2005	543
2006	100
2007	100

      As required by Statement No. 142, the Company discontinued recording goodwill amortization effective January 1, 2002. The following table compares results of operations as if no goodwill amortization had been recorded in 2001 or 2000.

(In thousands, except per share data)	2002	2001	2000

Reported net income	$199,498	$181,974	$178,574
Add back goodwill amortization	—	4,665	4,784

Adjusted net income	$199,498	$186,639	$183,358

Basic income per share:
Reported net income	$2.93	$2.63	$2.53
Add back goodwill amortization	—	.07	.07

Adjusted net income	$2.93	$2.70	$2.60

Diluted income per share:
Reported net income	$2.89	$2.60	$2.51
Add back goodwill amortization	—	.06	.06

Adjusted net income	$2.89	$2.66	$2.57

      Statement No. 142 also required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company first identified its reporting units, which were determined to be the three reportable segments of Consumer, Commercial, and Money Management. The carrying value of each reporting unit was then established by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The fair value of each reporting unit was determined and compared to the carrying amount of the reporting unit. Because the fair value of each of the reporting units exceeded the carrying value of the unit, no impairment of reporting unit goodwill was indicated. As a result, no impairment loss was recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of income.

      During the second quarter of 2002, the Company sold several bank branches. Goodwill and other intangible assets, net of accumulated amortization, amounting to $1,300,000 were reversed in the determination of the gain recorded.

Deposits

      At December 31, 2002, the scheduled maturities for time open and certificates of deposit were as follows:

(In thousands)

Due in 2003	$1,773,753
Due in 2004	360,203
Due in 2005	339,705
Due in 2006	35,488
Due in 2007	42,429
Thereafter	4,623

Total	$2,556,201

      Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of the amounts shown as consolidated “Cash and due from banks” from everyday usage in operation of the banks. The minimum reserve requirements for the subsidiary banks at December 31, 2002, totaled $96,005,000.

Borrowings

      Short-term borrowings of the Company consisted mainly of federal funds purchased and securities sold under agreements to repurchase. The following table presents balance and interest rate information on these and other short-term borrowings.

					Maximum
		Year End	Average	Average	Outstanding
		Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Borrower	Rate	Rate	Outstanding	Month End	December 31

Federal funds purchased and securities sold under agreements to repurchase	Subsidiary banks
2002		1.0%	1.3%	$776,231	$1,459,868	$1,459,868
2001		1.3	3.2	607,187	1,087,402	1,087,402
2000		5.7	5.8	777,782	1,047,916	543,874
FHLB advances	Subsidiary banks
2001		—	5.6	59,315	100,000	—
2000		6.9	7.0	39,617	100,000	100,000

      Debt of the Company which had an original term of over one year consisted of the following at December 31, 2002.

			Year End
		Maturity	Weighted	Year End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary banks	8/15/03	1.5%	$250,000
		5/18/05	7.1	15,000
		2006	3.3	38,000
		2007	3.6	12,000
		2008	2.6	7,721
Structured notes payable	Venture capital subsidiary	12/1/07	NM	4,085
		9/1/12	NM	7,515
Trust preferred securities	Subsidiary holding company	2030	10.9	4,000
Other				136

Total long-term debt				$338,457

      Banking subsidiaries of the Company are members of the FHLB and have access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. Rates in effect on these borrowings at December 31, 2002, ranged from 1.5% on floating rate debt to 7.1% on fixed rate debt. Approximately $67,221,000 of FHLB advances outstanding at December 31, 2002, have a fixed interest rate.

      In 2001, the Company acquired trust preferred securities as a result of its purchase of Breckenridge Bancshares Company (Breckenridge). Breckenridge had previously formed a wholly owned grantor trust subsidiary (the Trust) to issue preferred securities representing undivided beneficial interests in the assets of the Trust and to invest the gross proceeds of such preferred securities into notes of Breckenridge. The sole assets of the Trust are $4,000,000 aggregate principal amount of the 10.87% subordinated debenture notes due 2030 which are redeemable beginning in 2010. The notes were assumed by the Company as part of the acquisition. Such securities qualify as Tier 1 Capital for regulatory purposes.

      Other long-term debt includes funds borrowed from third-party insurance companies by a venture capital subsidiary, a Missouri Certified Capital Company, to support its investment activities. Because the insurance companies receive tax credits, the borrowings do not bear interest. This debt is secured by assets of the subsidiary and letters of credit from an affiliate bank.

      Cash payments for interest on deposits and borrowings during 2002, 2001 and 2000 on a consolidated basis amounted to $164,147,000, $296,302,000 and $320,071,000, respectively.

Income Taxes

      Income tax expense (benefit) from operations for the years ended December 31, 2002, 2001 and 2000 consists of:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2002:
U.S. federal	$84,080	$13,118	$97,198
State and local	(3,072)	(122)	(3,194)

	$81,008	$12,996	$94,004

Year ended December 31, 2001:
U.S. federal	$88,914	$(5,486)	$83,428
State and local	5,974	(2,015)	3,959

	$94,888	$(7,501)	$87,387

Year ended December 31, 2000:
U.S. federal	$87,648	$(2,622)	$85,026
State and local	4,282	39	4,321

	$91,930	$(2,583)	$89,347

      Income tax expense (benefit) allocated directly to stockholders’ equity for the years ended December 31, 2002, 2001 and 2000 consists of:

(In thousands)	2002	2001	2000

Unrealized gain on securities available for sale	$33,830	$15,289	$10,467
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,311)	(2,143)	(901)
Minimum pension liability	2,129	(2,129)	—

Income tax expense (benefit) allocated to stockholders’ equity	$33,648	$11,017	$9,566

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below.

(In thousands)	2002	2001

Deferred tax assets:
Loans, principally due to allowance for loan losses	$52,736	$55,089
Unearned fee income	532	592
Deferred compensation	1,522	1,691
Accrued expenses	1,021	1,875
Minimum pension liability	—	2,129
Net operating loss carryforwards of acquired companies	36	61
Other	3,515	4,128

Total gross deferred tax assets	59,362	65,565

Deferred tax liabilities:
Accretion on investment securities	711	894
Capitalized interest	770	770
Unrealized gain on securities available for sale	58,896	25,066
Land, buildings and equipment, purchase accounting	52,482	44,524
Core deposit intangible	1,118	1,755
Pension benefit obligations	7,523	1,739
Realignment of corporate entities	20,950	24,950

Total gross deferred tax liabilities	142,450	99,698

Net deferred tax liability	$(83,088)	$(34,133)

      Actual income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

(In thousands)	2002	2001	2000

Computed “expected” tax expense	$102,726	$94,277	$93,772
Increase (reduction) in income taxes resulting from:
Amortization of goodwill	455	1,644	2,361
Tax exempt income	(1,324)	(1,568)	(1,753)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(703)	(820)	(838)
Contribution of appreciated assets	(420)	—	(1,064)
Federal tax credits	(1,312)	(3,957)	(1,776)
State and local income taxes	(2,076)	2,574	2,808
Other, net	(3,342)	(4,763)	(4,163)

Total income tax expense	$94,004	$87,387	$89,347

      Cash payments of income taxes, net of refunds and interest received, amounted to $102,635,000, $87,984,000 and $92,247,000 on a consolidated basis during 2002, 2001 and 2000, respectively. The Parent had net receipts of $14,968,000, $2,930,000 and $1,622,000 during 2002, 2001 and 2000, respectively, from tax benefits.

Employee Benefit Plans

      Employee benefits charged to operating expenses aggregated $38,190,000, $30,887,000 and $29,043,000 for 2002, 2001 and 2000, respectively. Substantially all of the Company’s employees are covered by a noncontributory defined benefit pension plan. Participants are fully vested after five years of service and the benefits are based on years of participation and average annualized earnings. The Company’s funding policy is to make contributions to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. The Company elected to make cash contributions of $19,314,000 and $2,490,000 during 2002 and 2001, respectively. To the extent that these requirements are fully covered by assets in the trust, a contribution may not be made in a particular year.

      At December 31, 2001, the Company recorded a liability and offsetting charge to stockholders’ equity, net of deferred taxes, of $3,474,000 for the pension plan’s unfunded accumulated benefit obligation (ABO), as required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”. As a result of the Company’s contributions in 2002, the fair value of the plan assets exceeded the ABO, and the liability was reversed in the accompanying 2002 consolidated financial statements.

      Certain key executives also participate in a second pension plan that the Company funds only as retirement benefits are disbursed. This executive plan had an ABO of $556,000 at the September 30, 2002 valuation date, but carries no segregated assets. In the tables presented below, the two pension plans are presented on a combined basis.

      The following items are components of the net pension cost for the years ended December 31, 2002, 2001 and 2000.

(In thousands)	2002	2001	2000

Service cost-benefits earned during the year	$3,330	$3,356	$3,164
Interest cost on projected benefit obligation	4,530	4,483	4,187
Expected return on plan assets	(5,075)	(6,266)	(5,808)
Amortization of transition asset	(638)	(638)	(638)
Amortization of prior service cost	(128)	(142)	(142)
Unrecognized net loss	752	4	—

Net periodic pension cost	$2,771	$797	$763

      The following table sets forth the pension plans’ funded status, using valuation dates of September 30, 2002 and 2001.

(In thousands)	2002	2001

Change in projected benefit obligation

Projected benefit obligation at beginning of year	$63,845	$59,844
Service cost	3,330	3,356
Interest cost	4,530	4,483
Amendments	—	229
Benefits paid	(4,599)	(4,927)
Actuarial (gain) loss	5,171	860

Projected benefit obligation at end of year	72,277	63,845

Change in plan assets

Fair value of plan assets at beginning of year	53,500	71,587
Actual return on plan assets	(3,461)	(13,166)
Employer contributions	21,798	6
Benefits paid	(4,599)	(4,927)

Fair value of plan assets at September 30	67,238	53,500

Funded status	(5,039)	(10,345)
Unrecognized net loss from past experience different from that assumed and effects of change in assumptions	26,248	13,293
Prior service benefit not yet recognized in net pension cost	(435)	(563)
Unrecognized net transition asset	—	(638)

Prepaid pension cost at September 30	$20,774	$1,747

      The above prepaid pension cost includes an accrued benefit liability for the executive plan of $720,000 and $646,000 at September 30, 2002 and 2001, respectively. Employer contributions made after the

September 30 valuation date but before the December 31 fiscal year end amounted to $2,000 in 2002 and $2,486,000 in 2001.

(In thousands)	2002	2001

Amounts recognized on the December 31 balance sheet:
Prepaid pension cost	$20,776	$4,233
Accrued benefit liability	—	(5,603)
Accumulated other comprehensive income	—	5,603

Net amount recognized at December 31	$20,776	$4,233

      Assumptions used in computing the plans’ funded status were:

	2002	2001	2000

Discount rate	6.75%	7.25%	7.75%
Rate of increase in future compensation levels	5.70%	5.70%	5.70%
Long-term rate of return on assets	9.00%	9.00%	9.00%

      At December 31, 2002, approximately 56% of plan assets were invested in corporate equities, 19% in corporate bonds, and 18% U.S. government and agency securities.

      In addition to the pension plans, substantially all of the Company’s employees are covered by a contributory defined contribution plan (401K), the Participating Investment Plan. Under the plan, the Company makes matching contributions, which aggregated $4,955,000 in 2002, $3,738,000 in 2001 and $3,210,000 in 2000.

Stock Option Plans, Restricted Stock Awards and Directors Stock Purchase Plan*

      The Company has reserved 11,247,119 shares of its common stock for issuance under various stock option plans offered to certain key employees of the Company and its subsidiaries. Options are granted, by action of the Board of Directors, to acquire stock at fair market value at the date of the grant, for a term of 10 years.

      At December 31, 2002, 2,686,809 shares remain available for option grants under these programs. The following tables summarize option activity over the last three years and current options outstanding.

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,423,372	$26.06	3,356,773	$23.05	3,092,132	$22.14

Granted	592,255	40.37	614,106	35.82	616,256	26.40
Cancelled	(39,921)	35.04	(55,559)	33.40	(101,146)	31.15
Exercised	(483,807)	19.09	(491,948)	16.80	(250,469)	16.77

Outstanding at end of year	3,491,899	$29.36	3,423,372	$26.06	3,356,773	$23.05

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Range of Exercise Prices	December 31, 2002	Contractual Life	Price	December 31, 2002	Price

$12.89 - $23.30	979,910	2.6 years	$17.23	979,910	$17.23
$26.19 - $34.96	971,045	6.7 years	28.82	829,387	29.18
$35.13 - $39.52	970,817	6.9 years	35.64	687,888	35.52
$40.38 - $43.09	570,127	9.2 years	40.41	143,368	40.41

$12.89 - $43.09	3,491,899	6.0 years	$29.36	2,640,553	$27.01

      The Company has a restricted stock award plan under which 349,044 shares of common stock were reserved, and 94,330 shares remain available for grant at December 31, 2002. The plan allows for awards to key employees, by action of the Board of Directors, with restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the restriction period. The restriction period may not exceed 10 years. The Company issued awards totaling 19,016 shares in 2002, 44,758 shares in 2001 and 29,130 shares in 2000, resulting in deferred compensation amounts of $771,000, $1,535,000 and $782,000, respectively. Approximately $692,000, $683,000 and $289,000 was amortized to salaries expense in 2002, 2001 and 2000, respectively. Unamortized deferred compensation of $1,800,000, $1,749,000 and $1,179,000 has been recorded as a reduction of stockholders’ equity at December 31, 2002, 2001 and 2000, respectively.

      The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for this plan total 154,903 at December 31, 2002. In 2002, 15,496 shares were purchased at an average price of $40.33 and in 2001, 18,053 shares were purchased at an average price of $34.23.

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2002.

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

      The amount of income tax expense or benefit allocated to each component of other comprehensive income is as follows:

	Unrealized	Tax
	Before-Tax	(Expense)	Net of Tax
(In thousands)	Amount	or Benefit	Amount

Year ended December 31, 2002:
Unrealized gains on securities:
Unrealized holding gains (losses)	$95,078	$(36,190)	$58,888
Reclassification adjustment for (gains) losses included in net income	(6,052)	2,360	(3,692)

Net unrealized gains	89,026	(33,830)	55,196

Minimum pension liability adjustment	5,603	(2,129)	3,474

Other comprehensive income	$94,629	$(35,959)	$58,670

Year ended December 31, 2001:
Unrealized gains on securities:
Unrealized holding gains (losses)	$47,442	$(18,138)	$29,304
Reclassification adjustment for (gains) losses included in net income	(7,306)	2,849	(4,457)

Net unrealized gains	40,136	(15,289)	24,847

Minimum pension liability adjustment	(5,603)	2,129	(3,474)

Other comprehensive income	$34,533	$(13,160)	$21,373

Year ended December 31, 2000:
Unrealized gains on securities:
Unrealized holding gains (losses)	$24,573	$(9,265)	$15,308
Reclassification adjustment for (gains) losses included in net income	3,083	(1,202)	1,881

Net unrealized gains	27,656	(10,467)	17,189

Other comprehensive income	$27,656	$(10,467)	$17,189

      The end of period components of accumulated other comprehensive income (loss) are as follows:

		Minimum	Accumulated
	Unrealized	Pension	Other
	Gains (Losses)	Liability	Comprehensive
(In thousands)	on Securities	Adjustment	Amount

Balance at December 31, 2000	$15,967	$—	$15,967
Current period change	24,847	(3,474)	21,373
Acquired balances	83	—	83

Balance at December 31, 2001	40,897	(3,474)	37,423
Current period change	55,196	3,474	58,670

Balance at December 31, 2002	$96,093	$—	$96,093

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

      The Company’s business line reporting system derives segment information by specifically attributing most assets and income statement items to a segment. The Company’s internal funds transfer pricing methodology makes specific assignment of an interest spread to each new source or use of funds with a maturity date. Income and expense that directly relate to segment operations are recorded in the segment when incurred. Expenses that indirectly support the segments are allocated based on the most appropriate method available.

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

Segment Income Statement Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Year ended December 31, 2002:
Net interest income after loan loss expense	$96,401	$213,771	$(7,700)	$302,472	$163,385	$465,857
Cost of funds allocation	153,012	(47,909)	15,913	121,016	(121,016)	—
Non-interest income	149,350	41,175	81,454	271,979	8,593	280,572

Total net revenue	398,763	207,037	89,667	695,467	50,962	746,429
Non-interest expense	269,588	95,107	60,380	425,075	27,852	452,927

Income before income taxes	$129,175	$111,930	$29,287	$270,392	$23,110	$293,502

Year ended December 31, 2001:
Net interest income after loan loss expense	$25,950	$280,509	$(11,095)	$295,364	$136,988	$432,352
Cost of funds allocation	274,993	(122,196)	18,465	171,262	(171,262)	—
Non-interest income	146,228	36,825	82,318	265,371	9,628	274,999

Total net revenue	447,171	195,138	89,688	731,997	(24,646)	707,351
Non-interest expense	266,542	90,895	57,820	415,257	22,733	437,990

Income before income taxes	$180,629	$104,243	$31,868	$316,740	$(47,379)	$269,361

Year ended December 31, 2000:
Net interest income after loan loss expense	$22,982	$331,203	$(14,091)	$340,094	$106,393	$446,487
Cost of funds allocation	232,342	(161,215)	20,110	91,237	(91,237)	—
Non-interest income	140,068	29,068	72,427	241,563	14,073	255,636

Total net revenue	395,392	199,056	78,446	672,894	29,229	702,123
Non-interest expense	255,491	84,994	55,446	395,931	38,271	434,202

Income before income taxes	$139,901	$114,062	$23,000	$276,963	$(9,042)	$267,921

      The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/ Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments.

Segment Balance Sheet Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Average balances for 2002:
Assets	$3,471,094	$4,444,654	$35,412	$7,951,160	$4,462,678	$12,413,838
Loans	3,343,144	4,415,637	324	7,759,105	2,637	7,761,742
Deposits	7,543,526	1,983,059	261,243	9,787,828	734	9,788,562

Average balances for 2001:
Assets	$3,530,540	$4,462,096	$158,610	$8,151,246	$3,584,577	$11,735,823
Loans	3,381,614	4,425,541	314	7,807,469	2,462	7,809,931
Deposits	7,528,954	1,829,468	96,611	9,455,033	12,662	9,467,695

      The above segment balances include only those items directly associated with the segment. The “Other/ Elimination” column includes unallocated bank balances not associated with a segment (such as investment securities, federal funds sold, goodwill and core deposit intangible), balances relating to certain other administrative and corporate functions, and eliminations between segment and non-segment balances. This column also includes the resulting effect of allocating such items as float, deposit reserve and capital for the purpose of computing the cost or credit for funds used/provided.

      Beginning in 2002, the Company implemented a new funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This new process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. Previous methodology used funding pools based on average rates to assign and determine value. The new method should provide a more accurate means of valuing fund sources and uses in a varying interest rate environment. The change in profitability methods mainly affected the Consumer segment and had the effect of lowering the credit for funds allocation to the Consumer segment by $119.3 million in 2002. Segment results for prior periods were not restated for the change in the profitability measurement method.

Common Stock

      On December 13, 2002, the Company distributed a 5% stock dividend on its $5 par common stock for the ninth consecutive year. All per share data in this report has been restated to reflect the stock dividend. The table below is a summary of share activity in 2002.

Purchases of common stock	2,002,010
Issuance of stock:
Sales under employee and director plans	472,606
5% stock dividend	3,194,645

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

	For the Years Ended
	December 31

(In thousands)	2002	2001	2000

Weighted average common shares outstanding	68,204	69,234	70,471
Net effect of the assumed exercise of stock options – based on the treasury stock method using average market price for the respective periods	834	825	811

	69,038	70,059	71,282

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

      In January 2003, the Board of Directors approved additional purchases of the Company’s common stock, bringing the total purchase authorization to 4,000,000 shares. The Company has routinely used these reacquired shares to fund employee benefit programs and annual stock dividends.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of Tier 1 capital to total average assets (leverage ratio), and minimum ratios of Tier 1 and Total capital to risk-weighted assets (as defined). To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of 4.00%, a Total capital ratio of 8.00% and a leverage ratio of 4.00%. The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.00% for Tier 1 capital, 10.00% for Total capital and 5.00% for the leverage ratio.

      The capital amounts and ratios for the Company (on a consolidated basis) and its three full-service banking subsidiaries at the last two year ends are as follows:

	2002			2001

	Actual			Actual
			Minimum			Minimum
(Dollars in thousands)	Amount	Ratio	Required(A)	Amount	Ratio	Required(A)

Total Capital (to risk- weighted assets):
Commerce Bancshares, Inc.
(consolidated)	$1,416,839	14.05%	$806,646	$1,313,857	13.64%	$770,766
Commerce Bank, N.A. (Missouri)	930,276	10.84	686,720	914,020	10.98	666,032
Commerce Bank, N.A. (Illinois)	96,162	15.39	49,982	93,504	15.52	48,184
Commerce Bank, N.A. (Kansas)	105,063	16.16	52,010	98,826	15.94	49,613

Tier 1 Capital (to risk- weighted assets):
Commerce Bancshares, Inc.
(consolidated)	$1,277,116	12.67%	$403,323	$1,182,661	12.28%	$385,383
Commerce Bank, N.A. (Missouri)	822,927	9.59	343,360	809,872	9.73	333,016
Commerce Bank, N.A. (Illinois)	88,345	14.14	24,991	85,965	14.27	24,092
Commerce Bank, N.A. (Kansas)	96,903	14.91	26,005	91,036	14.68	24,807

Tier 1 Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc.
(consolidated)	$1,277,116	10.18%	$502,056	$1,182,661	9.81%	$482,433
Commerce Bank, N.A. (Missouri)	822,927	7.80	422,020	809,872	7.97	406,611
Commerce Bank, N.A. (Illinois)	88,345	10.11	34,959	85,965	9.43	36,465
Commerce Bank, N.A. (Kansas)	96,903	9.20	42,132	91,036	8.95	40,685

(A)	Dollar amount required to meet guidelines for adequately capitalized institutions.

     Management believes that the Company meets all capital requirements to which it is subject at December 31, 2002.

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

      The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans	$7,875,944	$8,072,491	$7,638,482	$7,863,361
Available for sale investment securities	4,201,477	4,201,477	3,654,919	3,654,919
Trading securities	11,635	11,635	12,265	12,265
Non-marketable securities	62,136	62,136	65,073	65,073
Federal funds sold and securities purchased under agreements to resell	16,945	16,945	375,060	375,060
Accrued interest receivable	68,734	68,734	69,702	69,702
Derivative instruments	7,752	7,752	4,375	4,375
Cash and due from banks	710,406	710,406	824,218	824,218

Financial Liabilities
Non-interest bearing demand deposits	$1,478,880	$1,478,880	$1,579,679	$1,579,679
Savings, interest checking and money market deposits	5,878,230	5,878,230	5,652,715	5,652,715
Time open and C.D.’s	2,556,201	2,589,313	2,799,491	2,825,850
Federal funds purchased and securities sold under agreements to repurchase	1,459,868	1,459,868	1,087,402	1,087,402
Long-term debt and other borrowings	338,457	341,158	392,586	393,690
Accrued interest payable	29,543	29,543	41,383	41,383
Derivative instruments	9,760	9,760	4,065	4,065

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

Derivative Instruments

      One of the Company’s primary risks associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the public’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. Over the longer term, rising interest rates have a negative effect on interest margins as funding sources become more expensive relative to these fixed rate loans that do not reprice as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company enters into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. During 2002 and 2001, the Company had three swaps which were designated as fair value hedges. A net gain of $30,000 was recorded in loan interest income in 2002 compared to a net loss of $97,000 in 2001. These totals represent the amount of the hedges’ ineffectiveness during those periods.

      The Company’s mortgage banking operation makes commitments to extend fixed rate loans secured by 1-4 family residential properties, which are considered to be derivative instruments. These commitments have an average term of 60 to 90 days. The Company’s general practice is to sell such loans in the secondary market. During the term of the loan commitment, the value of the loan commitment, which includes mortgage servicing rights, changes in inverse proportion to changes in market interest rates. The Company obtains forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts are matched to a specific loan on a “best efforts” basis, in which the Company is obligated to deliver the loan only if the loan closes. Hedge accounting has not been applied to these activities. During 2002, the change in fair value of the commitments was an unrealized gain of $429,000, and the change in fair value of the forward contracts was an unrealized loss of $979,000, netting to an unrealized loss of $550,000 for this activity. Changes in these fair values resulted in an unrealized gain of $874,000 during 2001. These unrealized gains and losses were recorded in mortgage banking revenue.

      The Company’s foreign exchange activity involves the purchase and sale of forward foreign exchange contracts, which are commitments to purchase or deliver a specified amount of foreign currency at a specific future date. This activity enables customers involved in international business to hedge their exposure to foreign currency exchange rate fluctuations. The Company minimizes its related exposure arising from these customer transactions with offsetting contracts for the same currency and time frame. In addition, the Company uses foreign exchange contracts, to a limited extent, for trading purposes, including taking proprietary positions. Risk arises from changes in the currency exchange rate and from the potential for counterparty nonperformance. These risks are controlled by adherence to a foreign exchange trading policy which contains control limits on currency amounts, open positions, maturities and losses, and procedures for approvals, record-keeping, monitoring and reporting. Hedge accounting has not been applied to these foreign exchange activities. The changes in fair value of the foreign exchange derivative instruments resulted in net unrealized losses of $34,000 in 2002 and unrealized gains of $24,000 in 2001, and were recorded in other non-interest income.

      At December 31, 2002, the total notional amount of derivatives held by the Company amounted to $218,145,000. Derivatives with positive fair values of $7,752,000 were recorded in other assets and derivatives with negative fair values of $9,760,000 were recorded as other liabilities at December 31, 2002. Changes in the fair values of the derivatives and hedged loans were recognized in current earnings. These changes resulted in an after tax net loss of $361,000 in 2002 compared to an after tax net gain of $510,000 in 2001.

Commitments and Contingencies

      The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $4,122,000, $3,948,000 and $3,697,000 in 2002, 2001 and 2000, respectively. A summary of minimum lease commitments follows:

(In thousands)
	Type of Property

	Real		Total
Year Ended December 31	Property	Equipment	Commitments

2003	$3,519	$417	$3,936
2004	3,005	303	3,308
2005	2,552	12	2,564
2006	2,409	—	2,409
2007	2,053	—	2,053
After	26,069	—	26,069

Total minimum lease payments			$40,339

      All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2003.

      The Company engages in various transactions and commitments with off-balance-sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance-sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2002	2001

Commitments to extend credit:
Credit card	$2,310,239	$2,494,424
Other	3,037,111	3,196,010
Commitments to purchase/sell when-issued securities	—	1,229
Standby letters of credit, net of participations	305,705	333,500
Commercial letters of credit	27,335	16,357

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

      In the normal course of business, the Company had certain lawsuits pending at December 31, 2002. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

Parent Company Condensed Financial Statements

      Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets

	December 31

(In thousands)	2002	2001

Assets
Investment in consolidated subsidiaries:
Banks	$1,116,078	$1,057,238
Non-banks	40,537	38,201
Investment in unconsolidated subsidiaries	—	4,637
Receivables from subsidiaries, net of borrowings	6,113	—
Cash	59	127
Securities purchased under agreements to resell	—	14,816
Investment securities:
Available for sale	240,659	160,336
Non-marketable	3,407	3,371
Prepaid pension cost	21,494	—
Other assets	10,332	7,115

Total assets	$1,438,679	$1,285,841

Liabilities and Stockholders’ Equity
Borrowings from subsidiaries, net of receivables	$—	$2,356
Accounts payable, accrued taxes and other liabilities	22,342	11,002

Total liabilities	22,342	13,358
Stockholders’ equity	1,416,337	1,272,483

Total liabilities and stockholders’ equity	$1,438,679	$1,285,841

Condensed Statements of Income

	For the Years Ended December 31

(In thousands)	2002	2001	2000

Income
Dividends received from consolidated subsidiaries:
Banks	$199,781	$157,456	$154,500
Non-banks	245	395	200
Earnings of consolidated subsidiaries, net of dividends	4,128	27,713	28,898
Interest on investment securities	3,452	4,162	4,141
Interest on securities purchased under agreements to resell	33	253	414
Management fees charged subsidiaries	38,483	33,771	28,155
Net gains (losses) on securities transactions	(675)	303	237
Other	1,517	2,058	2,143

Total income	246,964	226,111	218,688

Expense
Salaries and employee benefits	31,561	25,316	26,107
Professional fees	3,385	3,251	2,644
Data processing fees paid to affiliates	11,337	9,890	3,337
Other	6,050	9,239	9,784

Total expense	52,333	47,696	41,872

Income tax expense (benefit)	(4,867)	(3,559)	(1,758)

Net income	$199,498	$181,974	$178,574

Condensed Statements of Cash Flows

	For the Years Ended December 31

(In thousands)	2002	2001	2000

Operating Activities
Net income	$199,498	$181,974	$178,574
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(4,128)	(27,713)	(28,898)
Other adjustments, net	(904)	(6,956)	394

Net cash provided by operating activities	194,466	147,305	150,070

Investing Activities
(Increase) decrease in investment in subsidiaries, net	(696)	(26,738)	2,982
(Increase) decrease in receivables from subsidiaries, net	(8,469)	15,361	(6,198)
Proceeds from sales of investment securities	554	2,303	7,533
Proceeds from maturities of investment securities	802,031	411,497	374,779
Purchases of investment securities	(885,592)	(452,036)	(392,570)
Net (increase) decrease in securities purchased under agreements to resell	14,816	(6,311)	(2,587)
Net (purchases) sales of equipment	(31)	1,037	(1,178)

Net cash used in investing activities	(77,387)	(54,887)	(17,239)

Financing Activities
Purchases of treasury stock	(83,879)	(58,685)	(98,720)
Issuance under stock purchase, option and benefit plans	8,917	6,557	3,398
Cash dividends paid on common stock	(42,185)	(40,254)	(37,613)

Net cash used in financing activities	(117,147)	(92,382)	(132,935)

Increase (decrease) in cash	(68)	36	(104)
Cash at beginning of year	127	91	195

Cash at end of year	$59	$127	$91

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

      In 2001, the Parent paid $28,115,000 in cash for direct investments in several subsidiaries as part of a reorganization of the Company’s internal ownership structure. The Parent’s data processing fees paid to affiliates increased in 2001 over 2000 due to a change in the allocation formula between the Parent and its subsidiaries, which resulted in higher fees assessed to the Parent.

      At December 31, 2002, the Parent had a $20,000,000 line of credit for general corporate purposes with a subsidiary bank. During 2002, the Parent had no borrowings from the subsidiary bank.

      Available for sale investment securities held by the Parent, which consist primarily of short term investments in mutual funds, U.S. government and federal agency securities, common stock and commercial paper, included an unrealized gain in fair value of $30,772,000 at December 31, 2002. The corresponding net of tax unrealized gain included in stockholders’ equity was $19,042,000. Also included in stockholders’ equity was the unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $77,051,000 at December 31, 2002.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 401 and 405 of Regulation S-K regarding executive officers is included below under the caption “Executive Officers of the Registrant” and under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement, which is incorporated herein by reference.

Executive Officers of the Registrant

      The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 49	Controller of the Company since December 1995. Assistant Controller of the Company and Controller of Commerce Bank, N.A. (Missouri), a subsidiary of the Company, prior thereto.
Andrew F. Anderson, 51	Senior Vice President of the Company since October 1998. Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. (Illinois), a subsidiary of the Company, since August 1995. President and Chief Executive Officer of The Peoples Bank of Bloomington, IL prior thereto.
Kevin G. Barth, 42	Senior Vice President of the Company and Executive Vice President of Commerce Bank, N.A. (Missouri), since October 1998. Officer of Commerce Bank, N.A. (Missouri) prior thereto.
A. Bayard Clark, 57	Chief Financial Officer, Executive Vice President and Treasurer of the Company since December 1995. Executive Vice President of the Company prior thereto.
Sara E. Foster, 42	Senior Vice President of the Company since December 1997. Vice President of the Company prior thereto.
David W. Kemper, 52	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. Chairman of the Board and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.
Jonathan M. Kemper, 49	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.

Name and Age	Positions with Registrant

Charles G. Kim, 42	Executive Vice President of the Company since April 1995. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.
Seth M. Leadbeater, 52	Executive Vice President of the Company since October 1998. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was President of Commerce Bank, N.A. (Clayton, MO).
Robert C. Matthews, Jr., 55	Executive Vice President of the Company since December 1989. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997.
Michael J. Petrie, 46	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.
Robert J. Rauscher, 45	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. (Missouri) prior thereto.
V. Raymond Stranghoener, 51	Senior Vice President of the Company since February 2000. Prior to his employment with the Company in October 1999, he was employed at BankAmerica Corp. as National Executive of the Bank of America Private Bank Wealth Strategies Group. He joined Boatmen’s Trust Company in 1993, which subsequently merged with BankAmerica Corp.

Item 11.	EXECUTIVE COMPENSATION

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

Item 14.	CONTROLS AND PROCEDURES

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report:

		Page

(1)	Financial Statements:
	Consolidated Balance Sheets	39
	Consolidated Statements of Income	40
	Consolidated Statements of Cash Flows	41
	Consolidated Statements of Stockholders’ Equity	42
	Notes to Consolidated Financial Statements	43
	Summary of Quarterly Statements of Income	36
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

      (b) Reports on Form 8-K:

No report on Form 8-K was filed during the last quarter of 2002.

      (c) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2.)

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of March 2003.

COMMERCE BANCSHARES, INC.

By:	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March 2003.

By:	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

By:	/s/ A. BAYARD CLARK

A. Bayard Clark
Chief Financial Officer

David W. Kemper
(Chief Executive Officer)
Giorgio Balzer
John R. Capps
W. Thomas Grant II
James B. Hebenstreit
Jonathan M. Kemper
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

J. Daniel Stinnett
Attorney-in-Fact

CERTIFICATION

I, David W. Kemper, certify that:

      1. I have reviewed this annual report on Form 10-K of Commerce Bancshares, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ DAVID W. KEMPER

David W. Kemper
Chairman, President and
Chief Executive Officer

CERTIFICATION

I, A. Bayard Clark, certify that:

      1. I have reviewed this annual report on Form 10-K of Commerce Bancshares, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ A. BAYARD CLARK

A. Bayard Clark
Executive Vice President, Treasurer
and Chief Financial Officer

INDEX TO EXHIBITS

       3 – Articles of Incorporation and By-Laws:

(a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q dated August 10, 1999, and the same are hereby incorporated by reference.

(b) Restated By-Laws were filed in quarterly report on Form 10-Q dated May 8, 2001, and the same are hereby incorporated by reference.

      4 – Instruments defining the rights of security holders, including indentures:

(a) Pursuant to paragraph (b)(4)(iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.

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

      10 – Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

(a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of July 31, 1998, was filed in quarterly report on Form 10-Q dated May 10, 2002, and the same is hereby incorporated by reference.

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

      21 – Subsidiaries of the Registrant

      23 – Independent Accountants’ Consent

      24 – Power of Attorney

      99.1 – Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 – Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2