Form 10-Q
period 2003-03-31
COMMERCE BANCSHARES INC /MO/
filed 2003-05-13
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of May 5, 2003, the registrant had outstanding 66,230,707 shares of its $5 par value common stock, registrant’s only class of common stock.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2003	2002

	(Unaudited)

	(In thousands)
ASSETS
Loans, net of unearned income	$7,988,171	$7,875,944
Allowance for loan losses	(132,162)	(130,618)

Net loans	7,856,009	7,745,326

Investment securities:
Available for sale	4,120,986	4,201,477
Trading	44,639	11,635
Non-marketable	70,605	62,136

Total investment securities	4,236,230	4,275,248

Federal funds sold and securities purchased under agreements to resell	47,505	16,945
Cash and due from banks	759,615	710,406
Land, buildings and equipment, net	334,685	335,230
Goodwill	48,522	43,224
Other intangible assets, net	3,517	3,967
Other assets	156,319	178,069

Total assets	$13,442,402	$13,308,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$1,601,303	$1,478,880
Savings, interest checking and money market	5,977,141	5,878,230
Time open and C.D.’s of less than $100,000	1,899,008	1,952,850
Time open and C.D.’s of $100,000 and over	801,199	603,351

Total deposits	10,278,651	9,913,311
Federal funds purchased and securities sold under agreements to repurchase	1,218,697	1,459,868
Long-term debt and other borrowings	362,143	338,457
Other liabilities	154,599	174,327

Total liabilities	12,014,090	11,885,963

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 67,387,914 shares in 2003 and 67,238,437 shares in 2002	336,940	336,192
Capital surplus	295,245	290,041
Retained earnings	743,669	707,433
Treasury stock of 917,900 shares in 2003 and 136,236 shares in 2002, at cost	(35,528)	(5,507)
Other	(2,363)	(1,800)
Accumulated other comprehensive income	90,349	96,093

Total stockholders’ equity	1,428,312	1,422,452

Total liabilities and stockholders’ equity	$13,442,402	$13,308,415

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31

	2003	2002

	(Unaudited)

	(In thousands, except
	per share data)
INTEREST INCOME
Interest and fees on loans	$110,972	$119,112
Interest on investment securities	44,464	44,183
Interest on federal funds sold and securities purchased under agreements to resell	148	541

Total interest income	155,584	163,836

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	8,081	11,993
Time open and C.D.’s of less than $100,000	13,857	21,249
Time open and C.D.’s of $100,000 and over	3,951	5,018
Interest on federal funds purchased and securities sold under agreements to repurchase	3,466	2,198
Interest on long-term debt and other borrowings	2,019	2,690

Total interest expense	31,374	43,148

Net interest income	124,210	120,688
Provision for loan losses	10,020	7,399

Net interest income after provision for loan losses	114,190	113,289

NON-INTEREST INCOME
Trust fees	14,524	15,439
Deposit account charges and other fees	22,576	21,093
Credit card transaction fees	14,466	12,883
Trading account profits and commissions	4,394	4,045
Consumer brokerage services	2,193	2,542
Mortgage banking revenue	1,031	571
Net gains on securities transactions	2,272	115
Other	13,150	12,410

Total non-interest income	74,606	69,098

NON-INTEREST EXPENSE
Salaries and employee benefits	68,593	65,927
Net occupancy	10,338	8,427
Equipment	5,878	5,111
Supplies and communication	8,538	7,943
Data processing and software	9,876	11,876
Marketing	3,106	3,368
Intangible assets amortization	450	724
Other	13,955	12,963

Total non-interest expense	120,734	116,339

Income before income taxes	68,062	66,048
Less income taxes	20,834	20,566

Net income	$47,228	$45,482

Net income per share — basic	$.71	$.66

Net income per share — diluted	$.70	$.65

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Number of						Other
	Shares	Common	Capital	Retained	Treasury		Comprehensive
	Issued	Stock	Surplus	Earnings	Stock	Other	Income (Loss)	Total

	(Unaudited)

	(Dollars in thousands)
Balance January 1, 2003	67,238,437	$336,192	$290,041	$707,433	$(5,507)	$(1,800)	$96,093	$1,422,452
Net income				47,228				47,228
Change in unrealized gain (loss) on available for sale securities							(5,744)	(5,744)

Total comprehensive income								41,484

Shares issued in connection with the purchase of Vaughn Group, Inc.	149,477	748	5,252					6,000
Purchase of treasury stock					(34,489)			(34,489)
Issuance of stock under purchase, option and benefit plans			(2,643)		3,700			1,057
Net tax benefit related to stock option plans			376					376
Stock option grants			2,253					2,253
Issuance of stock under restricted stock award plan			(34)		768	(734)		—
Restricted stock award amortization						171		171
Cash dividends paid ($.165 per share)				(10,992)				(10,992)

Balance March 31, 2003	67,387,914	$336,940	$295,245	$743,669	$(35,528)	$(2,363)	$90,349	$1,428,312

Balance January 1, 2002	65,575,525	$327,878	$237,528	$681,264	$(5,187)	$(1,749)	$37,423	$1,277,157
Net income				45,482				45,482
Change in unrealized gain (loss) on available for sale securities							(5,495)	(5,495)

Total comprehensive income								39,987

Purchase of treasury stock					(5,001)			(5,001)
Issuance of stock under purchase, option and benefit plans			(4,204)		8,055			3,851
Net tax benefit related to stock option plans			764					764
Stock option grants			2,292					2,292
Issuance of stock under restricted stock award plan			9		592	(601)		—
Restricted stock award amortization						196		196
Cash dividends paid ($.155 per share)				(10,659)				(10,659)

Balance March 31, 2002	65,575,525	$327,878	$236,389	$716,087	$(1,541)	$(2,154)	$31,928	$1,308,587

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31

	2003	2002

	(Unaudited)

	(In thousands)
OPERATING ACTIVITIES:
Net income	$47,228	$45,482
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,020	7,399
Provision for depreciation and amortization	10,110	8,409
Amortization of investment security premiums, net	8,339	4,224
Net gains on sales of investment securities (A)	(2,272)	(115)
Net (increase) decrease in trading securities	(35,217)	257
Stock option expense	2,253	2,292
Decrease in interest receivable	6,411	1,638
Decrease in interest payable	(2,420)	(9,351)
Increase in income taxes payable	20,348	12,570
Other changes, net	(17,353)	(27,499)

Net cash provided by operating activities	47,447	45,306

INVESTING ACTIVITIES:
Net cash received in acquisition	5,199	—
Proceeds from sales of investment securities (A)	68,327	160,613
Proceeds from maturities of investment securities (A)	286,428	406,795
Purchases of investment securities (A)	(297,874)	(412,092)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(30,560)	282,400
Net (increase) decrease in loans	(85,086)	29,578
Purchases of land, buildings and equipment	(7,813)	(17,113)
Sales of land, buildings and equipment	692	1,318

Net cash provided by (used in) investing activities	(60,687)	451,499

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, and interest bearing demand deposits	228,764	(111,494)
Net increase (decrease) in time open and C.D.’s	144,006	(42,853)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(241,171)	(594,454)
Additional long-term borrowings	3,620	—
Repayment of long-term borrowings	(5,263)	(1,620)
Net decrease in short-term borrowings	(23,083)	—
Purchases of treasury stock	(34,489)	(5,001)
Issuance of stock under purchase, option and benefit plans	1,057	3,851
Cash dividends paid on common stock	(10,992)	(10,659)

Net cash provided by (used in) financing activities	62,449	(762,230)

Increase (decrease) in cash and cash equivalents	49,209	(265,425)
Cash and cash equivalents at beginning of year	710,406	824,218

Cash and cash equivalents at March 31	$759,615	$558,793

Net income tax payments	$320	$7,996

Interest paid on deposits and borrowings	$33,961	$52,500

(A)	Available for sale and non-marketable securities.

See accompanying notes to consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

1.	Principles of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2002 data to conform to current year presentation. Results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be attained for any other period.

      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2002 Annual Report on Form 10-K.

2.	Stock Options

      The Company has various stock option plans offered to certain key employees of the Company and its subsidiaries. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company voluntarily adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, in which the cost of stock options are expensed. In accordance with the transition provisions of Statement of Financial Accounting Standards No. 148, the Company has elected to restate all prior periods to reflect the compensation expense that would have been recognized had the recognition provisions of Statement No. 123 been applied to all options granted to employees after January 1, 1995. The after-tax per share impact for the three months ended March 31, 2003 and 2002 was a decline of $.02 in each quarter. The Company expects the overall annual impact of applying the statement to be $.05 per share.

3.	Acquisition Activity

      Effective January 1, 2003, the Company acquired The Vaughn Group, Inc., a direct equipment lessor based in Cincinnati, Ohio. At acquisition, The Vaughn Group, Inc. (Vaughn) had a lease portfolio of approximately $38.7 million consisting mainly of data processing hardware. In addition, Vaughn serviced approximately $425 million of lease agreements for other institutions involving capital equipment, ranging from production machinery to transportation equipment. The Company issued common stock valued at $6.0 million and paid cash of $2.5 million in the acquisition. The purchase agreement included an incentive provision amounting to $3.5 million which is payable in cash over three years, subject to certain conditions and calculations. The acquisition was accounted for as a purchase and, accordingly, the consolidated results include Vaughn for the entire quarter. Goodwill of $5.3 million was recognized in the transaction and recorded in the 2003 consolidated financial statements.

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Allowance for Loan Losses

      The following is a summary of the allowance for loan losses for the three months ended March 31, 2003 and 2002.

	2003	2002

	(In thousands)
Balance, January 1	$130,618	$129,973

Additions:
Allowance for loan losses of acquired company	500	—
Provision for loan losses	10,020	7,399

Total additions	10,520	7,399

Deductions:
Loan losses	13,291	10,930
Less recoveries on loans	4,315	3,531

Net loan losses	8,976	7,399

Balance, March 31	$132,162	$129,973

5.     Investment Securities

      Investment securities, at fair value, consist of the following at March 31, 2003, and December 31, 2002.

	March 31	December 31
	2003	2002

	(In thousands)
Available for sale:
U.S. government and federal agency obligations	$1,457,891	$1,474,326
State and municipal obligations	85,964	78,320
CMO’s and asset-backed securities	2,315,976	2,415,258
Other debt securities	29,549	40,127
Equity securities	231,606	193,446
Trading	44,639	11,635
Non-marketable	70,605	62,136

Total investment securities	$4,236,230	$4,275,248

      Equity securities included short term investments in mutual funds of $190,310,000 at March 31, 2003, and $150,905,000 at December 31, 2002.

5.     Intangible Assets and Goodwill

      Effective January 1, 2002, the Company adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated residual values, and reviewed for impairment. The following table presents information about the Company’s intangible assets.

	March 31, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Amortized intangible assets:
Core deposit premium	$47,930	$(44,526)	$47,930	$(44,097)
Mortgage servicing rights	659	(546)	1,174	(1,040)

Total	$48,589	$(45,072)	$49,104	$(45,137)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $450,000 and $724,000, respectively, for the three month periods ended March 31, 2003 and 2002. Estimated annual amortization expense for the years 2003 through 2007 is as follows.

(In thousands)
2003	$1,815
2004	1,775
2005	543
2006	100
2007	100

6.     Common Stock

      The shares used in the calculation of basic and diluted income per share for the three months ended March 31, 2003 and 2002 are shown below.

	2003	2002

	(In thousands)
Weighted average common shares outstanding	66,863	68,795
Net effect of the assumed exercise of stock options — based on the treasury stock method using average market price for the respective periods	710	904

	67,573	69,699

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Other Comprehensive Income (Loss)

      The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the Three Months
	Ended March 31

	2003	2002

	(In thousands)
Unrealized holding losses	$(6,992)	$(8,849)
Reclassification adjustment for gains included in net income	(2,272)	(13)

Net unrealized losses on securities	(9,264)	(8,862)
Income tax expense (benefit)	(3,520)	(3,367)

Other comprehensive loss	$(5,744)	$(5,495)

8.     Segments

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

			Money	Segment	Other/	Consolidated
	Consumer	Commercial	Management	Totals	Elimination	Totals

	(In thousands)
Three Months Ended March 31, 2003

Net interest income after loan loss expense	$27,262	$48,945	$(1,450)	$74,757	$39,433	$114,190
Cost of funds allocation	30,120	(7,843)	3,345	25,622	(25,622)	—
Non-interest income	34,691	15,197	19,929	69,817	4,789	74,606

Total net revenue	92,073	56,299	21,824	170,196	18,600	188,796
Non-interest expense	64,916	26,818	15,808	107,542	13,192	120,734

Income before income taxes	$27,157	$29,481	$6,016	$62,654	$5,408	$68,062

Three Months Ended March 31, 2002

Net interest income after loan loss expense	$20,621	$54,130	$(2,191)	$72,560	$40,729	$113,289
Cost of funds allocation	40,068	(13,967)	4,481	30,582	(30,582)	—
Non-interest income	36,437	9,986	20,620	67,043	2,055	69,098

Total net revenue	97,126	50,149	22,910	170,185	12,202	182,387
Non-interest expense	66,272	23,983	15,029	105,284	11,055	116,339

Income before income taxes	$30,854	$26,166	$7,881	$64,901	$1,147	$66,048

      The information presented above was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies, which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost

COMMERCE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics.

      The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entities.

9.     Derivative Instruments

      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. The Company has interest rate swaps with a total notional amount of $42.7 million, of which three swaps with a notional amount of $122.9 million are designated as fair value hedges of certain fixed rate loans. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currency transactions for customers at a specific future date. Also, mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation in which fixed rate personal real estate loans are originated and sold to other institutions.

      The Company’s usage of derivative instruments is detailed below.

	March 31, 2003			December 31, 2002

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
	Amount	Value	Value	Amount	Value	Value

	(In thousands)
Interest rate swaps	$42,718	$629	$(2,812)	$23,322	$—	$(2,293)
Interest rate cap	5,633	1	—	—	—	—
Foreign exchange contracts:
Forward contracts	59,071	1,149	(1,145)	126,438	7,388	(7,390)
Options written/purchased	2,175	15	(15)	2,175	10	(10)
Mortgage loan commitments	19,160	102	—	33,136	346	—
Mortgage loan forward sale contracts	18,970	56	(1)	33,074	8	(67)

Total	$147,727	$1,952	$(3,973)	$218,145	$7,752	$(9,760)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2003

(Unaudited)

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2002 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be attained for any other period.

Forward Looking Information

      This report may contain “forward-looking statements” that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, and competition with other entities that offer financial services.

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

      The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the collectability of the loan portfolio. While these estimates are based on substantive methods for determining allowance requirements, nevertheless, actual outcomes may differ significantly from estimated results. Further discussion of the methodologies used in establishing this reserve is provided in the Provision and Allowance for Loan Losses section of this discussion.

      The Company, through its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $24.3 million at March 31, 2003. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. Where no market quotation exists, management believes that the cost of an investment is initially the best indication of estimated fair value unless there have been significant subsequent positive or negative developments that justify an adjustment to the fair value estimate. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value are reasonable and conservatively reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

      The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of examinations by the IRS and state agencies, could materially impact the Company’s financial position and its results of operations.

SELECTED FINANCIAL DATA

	Three Months Ended
	March 31

	2003	2002

Per Share Data
Net income — basic	$.71	$.66
Net income — diluted	.70	.65
Cash dividends	.165	.155
Book value	21.51	19.04
Market price	36.55	42.11
Selected Ratios
(Based on average balance sheets)
Loans to deposits	80.52%	78.09%
Non-interest bearing deposits to total deposits	10.06	9.52
Equity to loans	18.08	17.13
Equity to deposits	14.56	13.38
Equity to total assets	10.96	10.65
Return on total assets	1.46	1.51
Return on total stockholders’ equity	13.30	14.13
(Based on end-of-period data)
Efficiency ratio*	61.20	60.96
Tier I capital ratio	12.72	12.78
Total capital ratio	14.11	14.15
Leverage ratio	9.99	10.05

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) divided by net interest income and non-interest income (excluding gains/losses on securities transactions).

RESULTS OF OPERATIONS

Summary

	Three Months Ended		Increase
	March 31		(decrease)

	2003	2002	Amount	Percent

	(Dollars in thousands)
Net interest income	$124,210	$120,688	$3,522	2.9%
Provision for loan losses	(10,020)	(7,399)	2,621	35.4
Non-interest income	74,606	69,098	5,508	8.0
Non-interest expense	(120,734)	(116,339)	4,395	3.8
Income taxes	(20,834)	(20,566)	268	1.3

Net income	$47,228	$45,482	$1,746	3.8%

      For the quarter ended March 31, 2003, net income amounted to $47.2 million, an increase of $1.7 million or 3.8% over the first quarter of the previous year. Return on assets was 1.5% and the return on equity totaled 13.3%. For the quarter, the efficiency ratio amounted to 61.2%. The increase in net income over the first quarter of last year was the result of a 2.9% increase in net interest income, coupled with growth in non-interest income of 8.0%. Non-interest expense increased 3.8% compared to the same quarter last year and the provision for loan losses also grew by $2.6 million. Diluted earnings per share was $.70, an increase of 7.7% over $.65 per share in the first quarter of 2002.

      Effective January 1, 2003, the Company elected to expense the cost of stock options by retroactively applying the rules of Financial Accounting Statement 123. The after-tax per share impact for the three months ended March 31, 2003 and 2002 was a decline of $.02 in each quarter. The Company expects the overall annual impact of expensing the cost of stock options to be $.05 per share for 2003.

      Effective January 1, 2003, the Company acquired The Vaughn Group, Inc. (Vaughn), a leasing company based in Cincinnati, Ohio. Vaughn was a direct lessor with a lease portfolio at December 31, 2002 of approximately $38.7 million consisting mainly of data processing hardware. In addition, Vaughn serviced approximately $425 million of lease agreements for other institutions. The Company issued common stock valued at $6.0 million and paid cash of $2.5 million in the acquisition.

Net Interest Income

      The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended
	March 31, 2003 vs. 2002

	Change due to

	Average	Average
	Volume	Rate	Total

	(In thousands)
Interest income, fully taxable equivalent basis:
Loans	$6,364	$(14,606)	$(8,242)
Investment securities:
U.S. government and federal agency securities	2,769	(507)	2,262
State and municipal obligations	867	(589)	278
CMO’s and asset-backed securities	2,406	(4,702)	(2,296)
Other securities	290	(163)	127

Total interest on investment securities	6,332	(5,961)	371

Federal funds sold and securities purchased under agreements to resell	(352)	(41)	(393)

Total interest income	12,344	(20,608)	(8,264)

Interest expense:
Deposits:
Savings	35	(215)	(180)
Interest checking and money market	22	(3,754)	(3,732)
Time open & C.D.’s of less than $100,000	(2,377)	(5,015)	(7,392)
Time open & C.D.’s of $100,000 and over	497	(1,564)	(1,067)

Total interest on deposits	(1,823)	(10,548)	(12,371)

Federal funds purchased and securities sold under agreements to repurchase	2,317	(1,049)	1,268
Long-term debt and other borrowings	(201)	(620)	(821)

Total interest expense	293	(12,217)	(11,924)

Net interest income, fully taxable equivalent basis	$12,051	$(8,391)	$3,660

      Net interest income for the first quarter of 2003 was $124.2 million, a 2.9% increase over the first quarter of 2002. The growth in net interest income was mainly the result of lower deposit costs and higher average balances of loans and investment securities, partly offset by lower average loan and investment yields. The net interest rate margin was 4.19% for the first quarter of 2003, compared to 4.34% in the first quarter of 2002 and 4.35% in the fourth quarter of 2002.

      Total interest income decreased $8.3 million, or 5.0%, from the first quarter of 2002. The decrease was the result of the 70 basis point decline in rates earned on loans coupled with a 57 basis point decline on rates earned on investment securities, but was offset by higher average balances of loans and investment securities. Interest earning assets continued to re-price lower as rates remained at all time lows throughout the quarter. Variable rate loans in the business, business real estate, and home equity line portfolios were mainly impacted. Also, higher premium amortization of $1.1 million on mainly CMO’s and mortgage backed securities reduced interest income and resulted from the increased speed in principal payments received on these securities. New purchases of investment securities at lower rates increased the average balance over the first quarter of 2002 by $499.3 million, increasing interest income but lowering securities yields. Lower overnight investment balances also contributed to the decrease in interest income. The average tax equivalent yield on interest earning assets was 5.24% in the first quarter of 2003 compared to 5.89% in the first quarter of 2002.

      Total interest expense decreased $11.8 million, or 27.3%, compared to the first quarter of 2002 due mainly to declines in average rates paid on interest bearing deposits, with the largest effects shown in the Company’s Premium Money Market deposit accounts as well as certificates of deposit under $100,000. Interest expense was also reduced by lower average rates paid on FHLB advances and short-term borrowings of federal funds purchased and repurchase agreements. The rate declines were partly offset by growth of $611.7 million in average borrowings of federal funds purchased and repurchase agreements. Average rates paid on all interest bearing liabilities decreased from 1.77% in the first quarter of 2002 to 1.20% in the first quarter of 2003.

      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended		Increase
	March 31		(decrease)

	2003	2002	Amount	Percent

	(Dollars in thousands)
Trust fees	$14,524	$15,439	$(915)	(5.9)%
Deposit account charges and other fees	22,576	21,093	1,483	7.0
Credit card transaction fees	14,466	12,883	1,583	12.3
Trading account profits and commissions	4,394	4,045	349	8.6
Consumer brokerage services	2,193	2,542	(349)	(13.7)
Mortgage banking revenue	1,031	571	460	80.6
Net gains on securities transactions	2,272	115	2,157	NM
Other	13,150	12,410	740	6.0

Total non-interest income	$74,606	$69,098	$5,508	8.0%

Non-interest income as a % of operating income*	37.5%	36.4%

Operating income per full-time equivalent employee	$39.7	$37.7

*	Operating income is calculated as net interest income plus non-interest income.

      For the first quarter of 2003, total non-interest income amounted to $74.6 million compared with $69.1 million in the same quarter last year, or an increase of 8.0%. This increase resulted from growth in bankcard, deposit account, bond trading and mortgage banking revenue. Credit card transaction fees which, in the first quarter of 2003, were comprised of merchant ($3.9 million), credit card ($5.6 million) and debit card ($5.3 million) transaction fees, increased 12.3% over the same period last year, primarily resulting from a 17.5% increase in debit card fees and a 14.0% increase in credit cardholder fees. Deposit account fees in the first quarter grew by 7.0% over last year, due mainly to higher fees earned on commercial cash management accounts and deposit account overdrafts. Bond trading revenues increased 8.6% due to continued strong sales of fixed income investments to commercial and correspondent bank customers. Trust fees for the quarter were down 5.9% from the same quarter last year as a result of lower fees on personal trust accounts and continued lower asset valuations upon which fees are charged. Other non-interest income for the quarter included a pre-tax gain of $4.1 million on the sale of student loans and compares with similar student loan gains of $3.4 million recorded last year in the same period.

      Net securities gains amounted to $2.3 million for the first quarter of 2003 compared to net gains of $115 thousand in the first quarter of last year.

      In April 2003, VISA USA Inc. reached an agreement to settle litigation concerning debit card interchange fees with a large group of retailers. As a result of this litigation, the Company currently estimates that debit card revenue would decline by approximately $6.2 million on an annualized basis beginning in August 2003. Conditions of the settlement permit VISA to renegotiate debit card interchange rates as of January 1, 2004, which may affect this estimate.

Non-Interest Expense

	Three Months Ended		Increase
	March 31		(decrease)

	2003	2002	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$68,593	$65,927	$2,666	4.0%
Net occupancy	10,338	8,427	1,911	22.7
Equipment	5,878	5,111	767	15.0
Supplies and communication	8,538	7,943	595	7.5
Data processing and software	9,876	11,876	(2,000)	(16.8)
Marketing	3,106	3,368	(262)	(7.8)
Intangible assets amortization	450	724	(274)	(37.8)
Other	13,955	12,963	992	7.7

Total non-interest expense	$120,734	$116,339	$4,395	3.8%

      Non-interest expense for the quarter amounted to $120.7 million, an increase of $4.4 million, or 3.8%, compared with $116.3 million recorded in the first quarter of last year.

      Compared with the first quarter of last year, salaries and benefits expense increased 4.0% mainly due to normal merit increases and higher costs for pension plan expense, which were up $853 thousand. Full time equivalent employees totaled 5,013 and 5,032 at March 31, 2003 and 2002, respectively. Effective January 1, 2003, the Company elected to expense the cost of stock options as part of salaries expense. Prior year financial statements have been restated. Stock option expense of $2.3 million was recorded in both the first quarter of 2003 and 2002. Occupancy costs grew $1.9 million, or 22.7%, mainly as a result of higher depreciation and operating costs resulting from a recently renovated office building and lease termination payments of $550 thousand on vacated office space. Increased costs were also incurred for equipment and network communications costs. Offsetting these increases were lower costs for data processing, marketing and intangible amortization costs. Data processing costs continue to be favorably impacted by the internalization of the Company’s mainframe computer operation, which occurred in the second quarter of 2002. Included in 2002 non-interest expense was a contribution of appreciated securities of $2.1 million, for which the Company received a tax benefit, but no similar transaction occurred in the first quarter of 2003.

Provision and Allowance for Loan Losses

	Three Months Ended

	December 31	March 31	March 31
	2002	2003	2002

	(Dollars in thousands)
Provision for loan losses	$10,848	$10,020	$7,399

Net loan charge-offs (recoveries):
Business	3,503	2,268	1,361
Credit card	4,509	4,709	4,292
Personal banking	2,147	2,391	1,669
Real estate	659	(392)	77

Total net loan charge-offs	$10,818	$8,976	$7,399

Net annualized total charge-offs as a percentage of average loans	.54%	.46%	.39%

      The Company has a process to evaluate the adequacy of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of an allocated and an unallocated component. To determine the allocated component of the allowance, the Company combines estimates of the reserves needed for loans evaluated on an individual basis with estimates of reserves needed for pools of loans with similar risk characteristics. This process uses information derived from such sources as loss experience, migration models, and the Company’s internal “watch loan list”. To mitigate the imprecision in the estimation of the allocated component, specifically calculated reserve amounts are supplemented by an unallocated component. The unallocated component includes management’s determination of the amounts necessary to offset credit risk issues associated with loan concentrations, economic uncertainties, industry concerns, adverse market changes in estimated or appraised collateral values, and other subjective factors.

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

      Net loan charge-offs were $9.0 million in the first three months of 2003, a $1.6 million increase over the same period in the prior year. Total net charge-offs for the first three months of 2003 were .46% of total average loans, compared to .54% in fourth quarter of 2002, and .39% for the first quarter in 2002. The increase compared to first quarter 2002 resulted principally from the additional charge-down of $2.0 million for three business and lease financing loans and from higher net charge-offs on credit card and personal banking loans, partially offset by net recoveries on business real estate loans. Compared to the fourth quarter of 2002, net charge-offs were down this quarter due to a turn around in real estate net charge-offs by $1.1 million and lower business loan net charge-offs.

      For the first quarter of 2003, net charge-offs on average credit card loans amounted to 3.69% compared with 3.52% in the fourth quarter of 2002 and 3.58% in the first quarter of 2002. Personal banking loan net charge-offs amounted to .56% of average personal loans this quarter compared to .49% in the fourth quarter of 2002 and .43% in the first quarter of 2002.

      The provision for loan losses was $10.0 million in the first three months of 2003, compared to $7.4 million in the same period in 2002, and $10.8 million in the fourth quarter of 2002. The allowance for loan losses at March 31, 2003, was $132.2 million, or 1.66% of average quarterly loans, and represented 413% of total non-performing loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2003.

Risk Elements of Loan Portfolio

      The following table presents non-performing assets and loans which are past due 90 days and still accruing interest. Non-performing assets include non-accruing loans and foreclosed real estate. Loans are placed on non-accrual status when principal or interest is past due 90 days or more unless the loan is well-secured and in the process of collection or when, in the opinion of management, full collection of principal or interest is unlikely. Consumer loans are exempt under regulatory rules from being classified as non-accrual since they are normally charged off when they become 120 days past due. Those loans, anticipated to be collected, are included in the totals below for loans past due 90 days and still accruing interest.

	March 31	December 31
	2003	2002

	(In thousands)
Non-accrual loans	$32,026	$28,065
Foreclosed real estate	1,748	1,474

Total non-performing assets	$33,774	$29,539

Non-performing assets to total loans	.42%	.38%
Non-performing assets to total assets	.25%	.22%
Loans past due 90 days and still accruing interest	$21,075	$22,428

      Non-accrual loan totals increased $4.0 million due mainly to the addition of a $6.1 million equipment lease being placed on non-accrual status, partially offset by a decrease of $2.1 million in non-accrual commercial loans.

Income Taxes

      The Company’s income tax expense was $20.8 million in the first quarter of 2003 and $20.6 million in the first quarter in 2002, resulting in effective tax rates of 30.6% and 31.1%, respectively. The reduction in the effective rate in 2003 was mainly due to the utilization of state tax credits purchased by a subsidiary bank and the contribution of appreciated art that provided a reduction of tax expense.

FINANCIAL CONDITION

Balance Sheet

      Total assets of the Company were $13.4 billion at March 31, 2003 compared to $13.3 billion at December 31, 2002. Average interest earning assets at March 31, 2003 were $12.1 billion, consisting of 65.9% loans and 33.8% investments.

      During the first quarter of 2003, average loans grew only slightly compared to the fourth quarter of 2002. As discussed in the 2002 10-K report, as of December 31, 2002, the Company reclassified certain segments of its loan portfolio to better align the loans to related collateral. The reclassification reduced business and construction loan totals but increased business real estate, personal real estate and personal loans. Prior quarter averages were not restated. Excluding this reclassification, during the quarter business and business real estate loans grew by $22.5 million and $33.7 million, respectively, while personal real estate loans and personal loans declined $17.7 million and $42.2 million, respectively. Uncertainties internationally and in the nation’s economy continue to constrain loan growth in the business sector. The decline in average personal real estate loans was mainly due to early pay off of mortgage loans. Low interest rates continued to create demand for fixed rate real estate loans and, as a result loan originations remained at higher historical levels. The Company, however, only retains adjustable rate and 15 year fixed mortgages on its balance sheet and those new loans only partially offset the early pay offs of these loans. Student loans grew approximately $53 million during the quarter, but loans of $102.1 million were sold to the secondary market at the end of December 2002, causing overall personal loan averages to decline. Average credit card loans grew by $10.5 million compared to the fourth quarter mainly a result of higher seasonal activity.

      The investment securities portfolio, excluding fair value adjustments, increased on average by $371.8 million or 10.1% this quarter compared with the previous quarter. The increase in average securities resulted from purchases of new securities with liquidity obtained from increases in both deposits and short term borrowings. The growth in securities occurred mainly due to higher investments in U.S. government, CMO’s and asset backed securities. Total investment securities portfolio amounted to $4.2 billion at March 31, 2003, and was comprised mainly of U.S. government and agencies (34.4%), mortgage backed (32.6%), and other asset backed (22.1%) investment securities.

      Total average deposits increased by $89.0 million during the first quarter compared to the fourth quarter of last year, or an annualized growth rate of 3.6%. The increase was due mainly to an increase in interest checking and short term jumbo certificates of deposit (CD’s) of $184.8 million offset by a decline in small retail CD’s and money market deposits of $85.9 million.

      During the quarter, average borrowings increased by $254.1 million primarily due to growth in federal funds purchased. Total borrowings at March 31, 2003 were $1.58 billion, which was down $217.5 million from December 31, 2002, and included $23.8 million related to the leasing activities acquired in January 2003.

      The loan to deposit ratio for the quarter decreased to 80.5%, down from 81.2% in the fourth quarter of 2002. The decrease in this ratio is the result of growth in the deposit portfolio (mainly CD’s and interest checking accounts) coupled with modest growth in the loan portfolio.

Liquidity and Capital Resources

      Liquidity represents the Company’s ability to obtain cost-effective funding to meet the needs of customers as well as the Company’s financial obligations. Liquidity can be provided through adjustment of the level of short term overnight investments such as federal funds sold and securities purchased under agreements to resell and the available for sale investment securities held by subsidiary banks. These liquid assets had a fair value of $3.90 billion at March 31, 2003, which included $1.70 billion pledged to secure public deposits, discount window borrowings, and other purposes as required by law. Within the next twelve months, approximately $650 million of the banks’ available for sale investment securities portfolio is expected to mature or pay down. Included in this portfolio is an unrealized net gain in fair value of $110.4 million at March 31, 2003, compared to an unrealized net gain of $119.4 million at December 31, 2002. Liquidity can also be obtained through secured advances from the FHLB, of which certain subsidiary banks are members. These borrowings are generally secured by residential mortgages and mortgage-backed securities. Advances outstanding approximated $323 million at March 31, 2003, compared to $423 million at December 31, 2002. Of the outstanding FHLB advances, $250 million are payable during 2003. An additional $55.4 million is available under FHLB lines of credit at March 31, 2003.

      The liquid assets of the parent bank holding company Commerce Bancshares, Inc. (Parent) consist of short term money market mutual funds, corporate bonds, corporate stock, U.S. government and federal agency securities, and commercial paper. The fair value of these assets was $231.0 million at March 31, 2003, compared to $240.7 million at December 31, 2002. Included in the fair values were unrealized net gains of $30.5 million at March 31, 2003, and $30.8 million at December 31, 2002. The Parent’s liabilities totaled $14.3 million at March 31, 2003, compared to $22.3 million at December 31, 2002, and included $2.7 million advanced mainly from subsidiary bank holding companies. The funds advanced from the subsidiary bank holding companies consist mainly of subsidiary bank dividends, and are sent to the Parent in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or any long-term debt during 2003. The Parent company also has the option to issue its own commercial paper, which management believes is readily marketable, that carries a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

      The Company maintains a treasury stock buyback program; and effective January 2003, was authorized by the Board of Directors to repurchase up to 4 million shares of its common stock. During the quarter ended March 31, 2003, the Company purchased 893,000 shares of treasury stock at an average cost of $38.62 per share.

      The Company had an equity to asset ratio of 10.96% based on 2003 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

			Minimum
			Ratios for
	March 31	December 31	Well-Capitalized
	2003	2002	Banks

	(Dollars in thousands)
Risk-Adjusted Assets	$10,138,899	$10,083,075
Tier I Capital	1,290,070	1,277,116
Total Capital	1,430,447	1,416,839
Tier I Capital Ratio	12.72%	12.67%	6.00%
Total Capital Ratio	14.11%	14.05%	10.00%
Leverage Ratio	9.99%	10.18%	5.00%

      The following discussion is based on cash flow amounts which exclude changes resulting from bank acquisitions and branch dispositions. The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $759.6 million at March 31, 2003, an increase of $49.2 million compared to December 31, 2002. Contributing to the overall net cash inflow were $372.8 million resulting from a net increase in deposits and $56.9 million from sales and maturities of investment securities (net of purchases). Operating activities of the Company also generated net cash of $47.4 million. These cash inflows were partly offset by a net decrease of $241.2 million in short term borrowings of federal funds purchased and securities sold under agreements to repurchase. Additional cash outflows resulted from a net increase of $85.1 million in loans, a net increase of $30.6 million in short term investments, and treasury stock purchases of $34.5 million.

      The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding derivative instruments and lines of credit related to credit card loan agreements) totaled approximately $2.93 billion, standby letters of credit totaled $120.0 million, and commercial letters of credit totaled $30.6 million at March 31, 2003.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Three Months Ended March 31, 2003 and 2002

	First Quarter 2003			First Quarter 2002

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

	(Unaudited)
	(Dollars in thousands)
ASSETS:
Loans:
Business (A)	$2,273,809	$23,927	4.27%	$2,381,993	$28,961	4.93%
Real estate — construction	403,090	4,484	4.51	440,035	5,718	5.27
Real estate — business	1,771,035	23,563	5.40	1,474,199	22,270	6.13
Real estate — personal	1,275,086	19,279	6.13	1,276,174	21,787	6.92
Personal banking	1,722,157	25,942	6.11	1,557,521	27,469	7.15
Credit card	518,026	13,994	10.96	486,682	13,226	11.02

Total loans	7,963,203	111,189	5.66	7,616,604	119,431	6.36

Investment securities:
U.S. government & federal agency	1,385,895	14,499	4.24	1,130,132	12,237	4.39
State & municipal obligations (A)	84,080	1,074	5.18	40,255	796	8.02
CMO’s and asset-backed securities	2,317,289	27,024	4.73	2,141,473	29,320	5.55
Trading securities	28,714	255	3.60	7,866	96	4.93
Other marketable securities (A)	199,857	1,070	2.17	201,172	1,389	2.80
Non-marketable securities	70,201	969	5.60	65,796	682	4.20

Total investment securities	4,086,036	44,891	4.46	3,586,694	44,520	5.03

Federal funds sold and securities purchased under agreements to resell	42,214	148	1.42	124,706	541	1.76

Total interest earning assets	12,091,453	156,228	5.24	11,328,004	164,492	5.89

Less allowance for loan losses	(131,553)			(129,999)
Unrealized gain on investment securities	165,260			76,908
Cash and due from banks	505,570			509,527
Land, buildings and equipment, net	338,514			318,857
Other assets	166,397			149,915

Total assets	$13,135,641			$12,253,212

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$362,014	359	.40	$339,561	539	.64
Interest checking and money market	5,878,622	7,722	.53	5,705,492	11,454	.81
Time open & C.D.’s of less than $100,000	1,920,874	13,857	2.93	2,146,024	21,249	4.02
Time open & C.D.’s of $100,000 and over	733,958	3,951	2.18	633,190	5,018	3.21

Total interest bearing deposits	8,895,468	25,889	1.18	8,824,267	38,260	1.76

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,303,652	3,466	1.08	691,907	2,198	1.29
Long-term debt and other borrowings (B)	363,401	2,019	2.25	391,931	2,840	2.94

Total borrowings	1,667,053	5,485	1.33	1,083,838	5,038	1.89

Total interest bearing liabilities	10,562,521	31,374	1.20%	9,908,105	43,298	1.77%

Non-interest bearing demand deposits	994,824			928,770
Other liabilities	138,559			111,376
Stockholders’ equity	1,439,737			1,304,961

Total liabilities and equity	$13,135,641			$12,253,212

Net interest margin (T/ E)		$124,854			$121,194

Net yield on interest earning assets			4.19%			4.34%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

	March 31, 2003		December 31, 2002

	$ Change	% Change	$ Change	% Change
	in Net	in Net	in Net	in Net
	Interest	Interest	Interest	Interest
Scenario	Income	Income	Income	Income

	(Dollars in millions)
200 basis points rising	$3.9	.79%	$.2	.03%
100 basis points rising	4.3	.86	1.2	.23
100 basis points falling	(5.2)	(1.05)	(7.1)	(1.41)

      The net interest margin in the first quarter 2003 continued to be affected by the Federal Reserve actions to lower rates in November 2002. With the Federal Reserve’s reduction on overnight interest rates of 50 basis points, large sections of the Company’s adjustable rate loan portfolio had re-priced downward by February 2003 and, as a result, overall rates earned on loans declined 14 basis points in the first quarter 2003 compared with the fourth quarter 2002. With small growth in balances and a shorter first quarter, interest income on loans declined by $5.0 million. Rates earned on investment securities also declined from fourth quarter 2002 results by 48 basis points, partly the result of investment maturities being re-invested in lower yielding securities, but also due to new purchases of securities at lower rates, which increased the average balance of these investment securities by $372 million. While the increase in average balances generated new interest income, it was entirely offset by lower yields on the existing portfolio.

      The Company’s portfolio of certificates of deposit continued to re-price downward during the quarter, but the decrease in interest rates mentioned above was not entirely passed onto the non-maturity categories of interest bearing deposits and this caused further tightening of interest spreads. Some protection to the Company against further falling interest rates was provided by the purchase of new investment securities, funded by growth in deposit accounts, mainly interest checking and jumbo short term certificates of deposit, and by additional overnight funding.

      The Company’s interest rate risk position is most negatively affected by falling interest rate scenarios as illustrated in the above 100 basis point falling rate model. Under this model, with a static balance sheet and rates gradually falling 100 basis points in a twelve-month cycle, the Company’s net interest margin is expected to fall by $5.2 million, or 1%, mainly due to the Company’s limited ability to pass on further rate cuts to its deposit customers. Under the 100 basis point gradual rising model, net interest income is projected to increase by $4.3 million mainly as a result of the re-pricing of variably priced loans and the effects of some lagging of deposit rate increases on certain Premium Money Market deposit accounts. These rates on Premium Money Market accounts, which are based on money market indices, have remained at higher than intended levels due to the low interest rate environment, but would rise more slowly under the model until these internal targets are reached. Also, while the investment securities portfolio is comprised of fixed rate investments, significant maturities and expected paydowns of over $650 million during the next twelve months will allow some upward re-pricing of those assets, should rates rise.

      For further discussion of the Company’s market risk, see Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Interest Rate Sensitivity included in the Company’s 2002 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

      Within the 90 days prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief

Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President & Secretary

Date: May 13, 2003

By	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller (Chief Accounting Officer)

Date: May 13, 2003

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

May 13, 2003

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

/s/ A. BAYARD CLARK

A. Bayard Clark
Executive Vice President,
Treasurer and Chief Financial Officer

May 13, 2003

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002