Form 10-K/A
period 2002-12-31
COMMERCE BANCSHARES INC /MO/
filed 2003-06-26
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002—Commission File No. 0-2989

Commerce Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-0889454

(State of Incorporation)	(IRS Employer Identification No.)

1000 Walnut, Kansas City, MO	64106

(Address of principal executive offices)	(Zip Code)

(816) 234-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of class
$5 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) ☒

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

The purpose of this amendment is to include the disclosure requirements of Regulation S-K 201(d), Securities authorized for issuance under equity compensation plans, in Item 12 and to include the Form 11-K filing requirements as Exhibit 99.3.

PART III
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SIGNATURES
CERTIFICATION
INDEX TO EXHIBITS
EX-23.2 Independent Accountants' Consent
EX-99.1 Certification of CEO Pursuant to Sec. 1350
EX-99.2 Certification of CFO Pursuant to Sec. 1350
EX-99.3 Financial Statements

PART III

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is covered under the caption “Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management” in the definitive proxy statement, which is incorporated herein by reference.

     The following table provides information as of December 31, 2002, with respect to compensation plans under which common shares of Commerce Bancshares, Inc. are authorized for issuance to certain officers in exchange for consideration in the form of goods or services. These compensation plans include: (1) the Commerce Bancshares, Inc. Incentive Stock Option Plan of 1986, (2) the Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan, (3) the Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan, (4) the Commerce Bancshares, Inc. Restricted Stock Plan, (5) the Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors and (6) the Commerce Bancshares, Inc. Executive Incentive Compensation Plan (deferred compensation plan). All of these compensation plans were approved by the Company’s shareholders.

(c)
Number of
	(a)		common shares
	Number of	(b)	remaining available
	common shares	Weighted	for future issuance
	to be issued	average exercise	under equity
	upon exercise	price of	compensation plans
	of outstanding	outstanding	(excluding shares
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights	column (a))

Equity compensation plans approved by shareholders	3,564,484 (1)	$29.36 (2)	3,052,724 (3)
Equity compensation plans not approved by shareholders	—	—	—

Total	3,564,484	$29.36	3,052,724

(1)	Includes an aggregate of 3,491,899 common shares issuable upon exercise of options granted under the option plans and 72,585 common shares allocated to participants’ accounts under the deferred compensation plan.

(2)	Represents the weighted average exercise price of outstanding options under the option plans.

(3)	Includes 2,686,809 common shares remaining available under the option plans, 94,330 common shares available under the restricted stock plan, 154,903 shares available under the directors stock purchase plan, and 116,682 shares under the deferred compensation plan.

     Additional information regarding the Company’s stock option plans can be found in the Stock Option Plans, Restricted Stock Awards and Directors Stock Purchase Plan note to consolidated financial statements included in Item 8 of the Form 10-K and in portions of the 2003 proxy statement incorporated by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Commerce Bancshares, Inc. Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of June 2003.

Commerce Bancshares, Inc.

By:	/s/ Jeffery D. Aberdeen

Jeffery D. Aberdeen Controller (Chief Accounting Officer)

CERTIFICATION

I, David W. Kemper, certify that:

1.     I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Commerce Bancshares, Inc.;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 26, 2003

/s/ David W. Kemper David W. Kemper Chairman, President and Chief Executive Officer

CERTIFICATION

I, A. Bayard Clark, certify that:

1.     I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Commerce Bancshares, Inc.;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 26, 2003

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

(b)  Commerce Bancshares, Inc. Incentive Stock Option Plan of 1986 amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

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

21—Subsidiaries of the Registrant

23.1—Independent Accountants’ Consent

23.2—Independent Accountants’ Consent related to Commerce Bancshares Participating Investment Plan

24—Power of Attorney

99.1 — Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 — Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 — Financial statements relating to Commerce Bancshares Participating Investment Plan