Form 10-Q
period 2003-06-30
COMMERCE BANCSHARES INC /MO/
filed 2003-08-12
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003
OR
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

Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☑

As of August 5, 2003, the registrant had outstanding 65,824,388 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART 1: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2003	2002
	(Unaudited)

	(In thousands)
ASSETS
Loans, net of unearned income	$8,113,302	$7,875,944
Allowance for loan losses	(132,706)	(130,618)

Net loans	7,980,596	7,745,326

Investment securities:
Available for sale	4,665,669	4,201,477
Trading	26,066	11,635
Non-marketable	69,533	62,136

Total investment securities	4,761,268	4,275,248

Federal funds sold and securities purchased under agreements to resell	25,660	16,945
Cash and due from banks	661,335	710,406
Land, buildings and equipment, net	335,852	335,230
Goodwill	48,522	43,224
Other intangible assets, net	3,068	3,967
Other assets	140,108	178,069

Total assets	$13,956,409	$13,308,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,662,825	$1,478,880
Savings, interest checking and money market	6,003,668	5,878,230
Time open and C.D.’s of less than $100,000	1,840,229	1,952,850
Time open and C.D.’s of $100,000 and over	721,153	603,351

Total deposits	10,227,875	9,913,311

Federal funds purchased and securities sold under agreements to repurchase	1,684,256	1,459,868
Long-term debt and other borrowings	413,134	338,457
Other liabilities	156,992	174,327

Total liabilities	12,482,257	11,885,963

Stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 67,387,914 shares in 2003 and 67,238,437 shares in 2002	336,940	336,192
Capital surplus	295,391	290,041
Retained earnings	783,283	707,433
Treasury stock of 1,466,311 shares in 2003 and 136,236 shares in 2002, at cost	(56,521)	(5,507)
Other	(2,234)	(1,800)
Accumulated other comprehensive income	117,293	96,093

Total stockholders’ equity	1,474,152	1,422,452

Total liabilities and stockholders’ equity	$13,956,409	$13,308,415

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three		For the Six Months
	Months Ended June 30		Ended June 30

(In thousands, except per share data)	2003	2002	2003	2002

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$109,407	$117,796	$220,379	$236,908
Interest on investment securities	50,034	44,843	94,498	89,026
Interest on federal funds sold and securities purchased under agreements to resell	207	411	355	952

Total interest income	159,648	163,050	315,232	326,886

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	8,106	12,100	16,187	24,093
Time open and C.D.’s of less than $100,000	12,704	17,872	26,561	39,121
Time open and C.D.’s of $100,000 and over	3,900	4,743	7,851	9,761
Interest on federal funds purchased and securities sold under agreements to repurchase	4,183	1,560	7,649	3,758
Interest on long-term debt and other borrowings	2,068	2,209	4,087	4,899

Total interest expense	30,961	38,484	62,335	81,632

Net interest income	128,687	124,566	252,897	245,254
Provision for loan losses	9,999	6,668	20,019	14,067

Net interest income after provision for loan losses	118,688	117,898	232,878	231,187

NON-INTEREST INCOME
Trust fees	15,074	15,774	29,598	31,213
Deposit account charges and other fees	23,420	22,793	45,996	43,886
Bank card transaction fees	16,057	14,229	30,523	27,112
Trading account profits and commissions	3,566	3,826	7,960	7,871
Consumer brokerage services	2,312	2,580	4,505	5,122
Mortgage banking revenue	1,620	1,066	2,651	1,637
Net gains (losses) on securities transactions	2,169	(955)	4,441	(840)
Other	9,483	10,114	22,633	22,524

Total non-interest income	73,701	69,427	148,307	138,525

NON-INTEREST EXPENSE
Salaries and employee benefits	66,006	62,073	134,599	128,000
Net occupancy	9,439	8,207	19,777	16,634
Equipment	6,209	6,003	12,087	11,114
Supplies and communication	8,402	8,221	16,940	16,164
Data processing and software	9,889	12,476	19,765	24,352
Marketing	3,957	3,628	7,063	6,996
Intangible assets amortization	449	668	899	1,392
Other	13,864	12,516	27,819	25,479

Total non-interest expense	118,215	113,792	238,949	230,131

Income before income taxes	74,174	73,533	142,236	139,581
Less income taxes	23,687	24,021	44,521	44,587

Net income	$50,487	$49,512	$97,715	$94,994

Net income per share — basic	$.76	$.72	$1.47	$1.38

Net income per share — diluted	$.75	$.71	$1.45	$1.36

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Number						Other
(Dollars in thousands,	of Shares	Common	Capital	Retained	Treasury		Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Other	Income (Loss)	Total

	(Unaudited)
Balance January 1, 2003	67,238,437	$336,192	$290,041	$707,433	$(5,507)	$(1,800)	$96,093	$1,422,452

Net income				97,715				97,715
Change in unrealized gain (loss) on available for sale securities							21,200	21,200

Total comprehensive income								118,915

Shares issued in connection with the purchase of Vaughn Group, Inc.	149,477	748	5,252					6,000
Purchase of treasury stock					(58,037)			(58,037)
Issuance of stock under purchase, option and benefit plans			(3,675)		6,187			2,512
Net tax benefit related to stock option plans			474					474
Stock option grants			3,333					3,333
Issuance of stock under restricted stock award plan			(34)		836	(802)
Restricted stock award amortization						368		368
Cash dividends paid ($.330 per share)				(21,865)				(21,865)

Balance June 30, 2003	67,387,914	$336,940	$295,391	$783,283	$(56,521)	$(2,234)	$117,293	$1,474,152

Balance January 1, 2002	65,575,525	$327,878	$237,528	$681,264	$(5,187)	$(1,749)	$37,423	$1,277,157

Net income				94,994				94,994
Change in unrealized gain (loss) on available for sale securities							34,951	34,951

Total comprehensive income								129,945

Purchase of treasury stock					(23,896)			(23,896)
Issuance of stock under purchase, option and benefit plans	68,267	341	(5,237)		10,943			6,047
Net tax benefit related to stock option plans			1,855					1,855
Stock option grants			3,299					3,299
Issuance of stock under restricted stock award plan			11		622	(633)
Restricted stock award amortization						357		357
Cash dividends paid ($.310 per share)				(21,306)				(21,306)

Balance June 30, 2002	65,643,792	$328,219	$237,456	$754,952	$(17,518)	$(2,025)	$72,374	$1,373,458

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30

(In thousands)	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$97,715	$94,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,019	14,067
Provision for depreciation and amortization	20,709	17,210
Amortization of investment security premiums, net	13,900	8,691
Net (gains) losses on sales of investment securities (A)	(4,441)	840
Net increase in trading securities	(18,601)	(6,599)
Stock option grants	3,333	3,299
(Increase) decrease in interest receivable	(554)	1,316
Decrease in interest payable	(7,027)	(13,180)
Decrease in income taxes payable	(4,048)	(13,328)
Other changes, net	(9,232)	(32,264)

Net cash provided by operating activities	111,773	75,046

INVESTING ACTIVITIES
Net cash received in acquisition	5,199	—
Cash paid in sale of branches	—	(20,252)
Proceeds from sales of investment securities(A)	98,637	182,603
Proceeds from maturities of investment securities(A)	591,337	788,224
Purchases of investment securities(A)	(1,136,597)	(731,246)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(8,715)	338,919
Net increase in loans	(218,348)	(114,797)
Purchases of land, buildings and equipment	(17,597)	(35,756)
Sales of land, buildings and equipment	1,542	2,548

Net cash provided by (used in) investing activities	(684,542)	410,243

FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	345,207	(138,719)
Net increase (decrease) in time open and C.D.’s	5,181	(53,273)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	224,388	(416,033)
Additional long-term borrowings	207,794	—
Repayment of long-term borrowings	(260,272)	(51,702)
Net increase in short-term borrowings	78,790	—
Purchases of treasury stock	(58,037)	(23,896)
Issuance of stock under purchase, option and benefit plans	2,512	6,047
Cash dividends paid on common stock	(21,865)	(21,306)

Net cash provided by (used in) financing activities	523,698	(698,882)

Decrease in cash and cash equivalents	(49,071)	(213,593)
Cash and cash equivalents at beginning of year	710,406	824,218

Cash and cash equivalents at June 30	$661,335	$610,625

(A) Available for sale and non-marketable securities
Net income tax payments	$48,403	$58,033

Interest paid on deposits and borrowings	$69,529	$94,814

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Unaudited)

1.	Principles of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2002 data to conform to current year presentation. Results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of results to be attained for any other period.

      The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2002 Annual Report on Form 10-K.

2.	Stock Options

      The Company has various stock option plans offered to certain key employees of the Company and its subsidiaries. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company voluntarily adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, in which the cost of stock options are expensed. In accordance with the transition provisions of Statement of Financial Accounting Standards No. 148, the Company has elected to restate all prior periods to reflect the compensation expense that would have been recognized had the recognition provisions of Statement No. 123 been applied to all options granted to employees after January 1, 1995. The after-tax per share impact for the six months ended June 30, 2003 and 2002 was a decline of $.03 in each period. The Company expects the overall annual impact of applying the statement to be $.05 per share in 2003.

3.	Acquisition Activity

      Effective January 1, 2003, the Company acquired The Vaughn Group, Inc., a direct equipment lessor based in Cincinnati, Ohio. At acquisition, The Vaughn Group, Inc. (Vaughn) had a lease portfolio of approximately $38.7 million consisting mainly of data processing hardware. In addition, Vaughn serviced approximately $425 million of lease agreements for other institutions involving capital equipment, ranging from production machinery to transportation equipment. The Company issued stock valued at $6.0 million and paid cash of $2.5 million in the acquisition. The acquisition was accounted for as a purchase, and accordingly, the consolidated results include Vaughn for the entire six months of 2003. Goodwill of $5.3 million was recognized in the transaction and recorded in the 2003 consolidated financial statements.

4.	Allowance for Loan Losses

      The following is a summary of the allowance for loan losses.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(In thousands)	2003	2002	2003	2002

Balance, beginning of period	$132,162	$129,973	$130,618	$129,973

Additions:
Allowance for loan losses of acquired company	—	—	500	—
Provision for loan losses	9,999	6,668	20,019	14,067

Total additions	9,999	6,668	20,519	14,067

Deductions:
Loan losses	13,065	11,231	26,356	22,161
Less recoveries on loans	3,610	4,563	7,925	8,094

Net loan losses	9,455	6,668	18,431	14,067

Balance, June 30	$132,706	$129,973	$132,706	$129,973

5.	Investment Securities

      Investment securities, at fair value, consist of the following at June 30, 2003, and December 31, 2002.

	June 30	December 31
(In thousands)	2003	2002

Available for sale:
U.S. government and federal agency obligations	$1,674,669	$1,474,326
State and municipal obligations	83,532	78,320
CMO’s and asset-backed securities	2,619,726	2,415,258
Other debt securities	18,756	40,127
Equity securities	268,986	193,446
Trading	26,066	11,635
Non-marketable	69,533	62,136

Total investment securities	$4,761,268	$4,275,248

      Equity securities included short term investments in money market mutual funds of $228,666,000 at June 30, 2003, and $150,905,000 at December 31, 2002.

6.	Intangible Assets and Goodwill

      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	June 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(44,955)	$47,930	$(44,097)
Mortgage servicing rights	622	(529)	1,174	(1,040)

Total	$48,552	$(45,484)	$49,104	$(45,137)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $449,000 and $668,000, respectively, for the three month periods ended June 30, 2003 and 2002, and $899,000 and $1,392,000 for the six month periods ended June 30, 2003 and 2002. Estimated annual amortization expense for the years 2003 through 2007 is as follows.

(In thousands)

2003	$1,815
2004	1,725
2005	493
2006	25
2007	25

7.	Guarantees

      The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the payment or performance obligation of a customer to a third party. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company. Most of the standby letters of credit are secured and in the event of nonperformance by the customers, the Company has rights to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

      At June 30, 2003, a liability in the amount of $6.5 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $384.2 million at June 30, 2003.

      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust subsidiary. The securities are due in 2030 and are redeemable beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $15.7 million at June 30, 2003. At June 30, 2003, the Company had a recorded liability of $4.1 million in principal and accrued interest to date, representing amounts owed to the security holders.

8.	Common Stock

      The shares used in the calculation of basic and diluted income per share are shown below.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30		June 30

(In thousands)	2003	2002	2003	2002

Weighted average common shares outstanding	66,154	68,783	66,506	68,789
Net effect of the assumed exercise of stock options — based on the treasury stock method using average market price for the respective periods	697	958	704	932

	66,851	69,741	67,210	69,721

9.	Other Comprehensive Income

      The Company’s only component of other comprehensive income during the periods presented below was the unrealized holding gains and losses on available for sale investment securities.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30		June 30

(In thousands)	2003	2002	2003	2002

Unrealized holding gains (losses)	$46,126	$65,607	$39,134	$56,758
Reclassification adjustment for gains included in net income	(2,669)	(372)	(4,941)	(385)

Net unrealized gains on securities	43,457	65,235	34,193	56,373
Income tax expense (benefit)	16,513	24,789	12,993	21,422

Other comprehensive income	$26,944	$40,446	$21,200	$34,951

10.	Segments

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Six months ended June 30, 2003:
Net interest income after loan loss expense	$55,039	$98,294	$(3,424)	$149,909	$82,969	$232,878
Cost of funds allocation	59,072	(15,877)	7,336	50,531	(50,531)	—
Non-interest income	67,512	34,395	39,663	141,570	6,737	148,307

Total net revenue	181,623	116,812	43,575	342,010	39,175	381,185
Non-interest expense	131,284	58,652	32,056	221,992	16,957	238,949

Income before income taxes	$50,339	$58,160	$11,519	$120,018	$22,218	$142,236

Six months ended June 30, 2002:
Net interest income after loan loss expense	$43,537	$109,246	$(3,902)	$148,881	$82,306	$231,187
Cost of funds allocation	80,257	(26,806)	8,274	61,725	(61,725)	—
Non-interest income	73,738	20,501	41,430	135,669	2,856	138,525

Total net revenue	197,532	102,941	45,802	346,275	23,437	369,712
Non-interest expense	133,563	47,815	29,694	211,072	19,059	230,131

Income before income taxes	$63,969	$55,126	$16,108	$135,203	$4,378	$139,581

Three months ended June 30, 2003:
Net interest income after loan loss expense	$27,777	$49,349	$(1,974)	$75,152	$43,536	$118,688
Cost of funds allocation	28,952	(8,034)	3,991	24,909	(24,909)	—
Non-interest income	32,821	19,198	19,734	71,753	1,948	73,701

Total net revenue	89,550	60,513	21,751	171,814	20,575	192,389
Non-interest expense	66,368	31,834	16,248	114,450	3,765	118,215

Income before income taxes	$23,182	$28,679	$5,503	$57,364	$16,810	$74,174

Three months ended June 30, 2002:
Net interest income after loan loss expense	$22,916	$55,116	$(1,711)	$76,321	$41,577	$117,898
Cost of funds allocation	40,189	(12,839)	3,793	31,143	(31,143)	—
Non-interest income	37,301	10,515	20,810	68,626	801	69,427

Total net revenue	100,406	52,792	22,892	176,090	11,235	187,325
Non-interest expense	67,291	23,832	14,665	105,788	8,004	113,792

Income before income taxes	$33,115	$28,960	$8,227	$70,302	$3,231	$73,533

      The information presented above was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies, which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics.

      The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entities.

11.	Derivative Instruments

      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. The Company has interest rate swaps with a total notional amount of $40.9 million, of which three swaps with a notional amount of $22.5 million are designated as fair value hedges of certain fixed rate loans. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currency transactions for customers at a specific future date. Also, mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation in which fixed rate personal real estate loans are originated and sold to other institutions.

      The Company’s usage of derivative instruments is detailed below.

	June 30, 2003			December 31, 2002

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$40,917	$600	$(3,060)	$23,322	$—	$(2,293)
Interest rate cap	5,633	—	—	—	—	—
Foreign exchange contracts:
Forward contracts	43,737	680	(592)	126,438	7,388	(7,390)
Options written/ purchased	2,448	3	(3)	2,175	10	(10)
Mortgage loan commitments	45,047	289	(2)	33,136	346	—
Mortgage loan forward sale contracts	45,047	124	(4)	33,074	8	(67)

Total	$182,829	$1,696	$(3,661)	$218,145	$7,752	$(9,760)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2002 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of results to be attained for any other periods.

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

      The parent holding company and its Small Business Investment subsidiaries have made numerous private equity and venture capital investments, which totaled $26.7 million at June 30, 2003. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. Where no market quotation exists, management believes that the cost of an investment is initially the best indication of estimated fair value unless there have been significant subsequent positive or negative developments that justify an adjustment to the fair value estimate. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value are reasonable and conservatively reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Per Share Data
Net income — basic	$.76	$.72	$1.47	$1.38
Net income — diluted	.75	.71	1.45	1.36
Cash dividends	.165	.155	.330	.310
Book value			22.39	20.07
Market price			38.92	42.13
Selected Ratios
(Based on average balance sheets)
Loans to deposits	80.16%	78.12%	80.34%	78.11%
Non-interest bearing deposits to total deposits	10.34	9.74	10.20	9.63
Equity to loans	17.94	17.45	18.01	17.29
Equity to deposits	14.38	13.63	14.47	13.51
Equity to total assets	10.66	11.04	10.81	10.84
Return on total assets	1.49	1.63	1.48	1.57
Return on total stockholders’ equity	14.02	14.81	13.66	14.48
(Based on end-of-period data)
Efficiency ratio*	58.82	58.03	60.00	59.47
Tier I capital ratio			12.41	12.98
Total capital ratio			13.79	14.38
Leverage ratio			9.82	10.39

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions).

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30

(Dollars in thousands)	2003	2002	% Change	2003	2002	% Change

Net interest income	$128,687	$124,566	3.3%	$252,897	$245,254	3.1%
Provision for loan losses	(9,999)	(6,668)	50.0	(20,019)	(14,067)	42.3
Non-interest income	73,701	69,427	6.2	148,307	138,525	7.1
Non-interest expense	(118,215)	(113,792)	3.9	(238,949)	(230,131)	3.8
Income taxes	(23,687)	(24,021)	(1.4)	(44,521)	(44,587)	(.1)

Net income	$50,487	$49,512	2.0%	$97,715	$94,994	2.9%

      For the quarter ended June 30, 2003, net income amounted to $50.5 million, an increase of 2.0% over the second quarter of the previous year. Diluted earnings per share increased 5.6% to $.75 for the second quarter of 2003, compared to $.71 for the second quarter of 2002. The return on average assets for the current quarter was 1.49% compared to 1.63% for the second quarter of 2002. The return on average equity was 14.02% compared to 14.81% in 2002. The Company’s efficiency ratio rose slightly to 58.82% for the current quarter, compared to 58.03% in the second quarter of 2002. The increase in net income over the second quarter of last year was the result of a 3.3% increase in net interest income, coupled with growth in non-interest income of 6.2%. Non-interest expense increased 3.9% compared to the same quarter last year and the provision for loan losses also grew by $3.3 million.

      Net income for the first six months of 2003 was $97.7 million, a 2.9% increase over the first six months of 2002. Diluted earnings per share were $1.45 compared to $1.36 for the first six months of last year, an increase of 6.6%. Net interest income rose $7.6 million, or 3.1%, and non-interest income grew 7.1%. Non-

interest expense rose 3.8% and the provision for loans losses grew by $6.0 million. The efficiency ratio for the first six months of 2003 was 60.00% compared to 59.47% in 2002.

      Effective January 1, 2003, the Company elected to expense the cost of stock options by retroactively applying the rules of Financial Accounting Statement 123. The after-tax per share impact for the six months ended June 30, 2003 and 2002 was a decline of $.03 in each period. The Company expects the overall annual impact of expensing the cost of stock options to be $.05 per share for 2003.

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

Analysis of Changes in Net Interest Income

	Three Months Ended			Six Months Ended
	June 30, 2003 vs. 2002			June 30, 2003 vs. 2002

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$7,154	$(15,623)	$(8,469)	$13,518	$(30,229)	$(16,711)
Investment securities:
U.S. government and federal agency securities	5,479	939	6,418	8,097	583	8,680
State and municipal obligations	859	(582)	277	1,725	(1,170)	555
CMO’s and asset-backed securities	5,034	(6,874)	(1,840)	7,470	(11,606)	(4,136)
Other securities	960	(518)	442	1,199	(630)	569

Total interest on investment securities	12,332	(7,035)	5,297	18,491	(12,823)	5,668

Federal funds sold and securities purchased under agreements to resell	(138)	(66)	(204)	(491)	(106)	(597)

Total interest income	19,348	(22,724)	(3,376)	31,518	(43,158)	(11,640)

	Three Months Ended			Six Months Ended
	June 30, 2003 vs. 2002			June 30, 2003 vs. 2002

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest expense:
Deposits:
Savings	35	(230)	(195)	70	(445)	(375)
Interest checking and money market	159	(3,958)	(3,799)	183	(7,714)	(7,531)
Time open & C.D.’s of less than $100,000	(1,546)	(3,622)	(5,168)	(3,902)	(8,658)	(12,560)
Time open & C.D.’s of $100,000 and over	557	(1,400)	(843)	1,057	(2,967)	(1,910)

Total interest on deposits	(795)	(9,210)	(10,005)	(2,592)	(19,784)	(22,376)

Federal funds purchased and securities sold under agreements to repurchase	3,621	(998)	2,623	5,974	(2,083)	3,891
Long-term debt and other borrowings	168	(471)	(303)	(11)	(1,113)	(1,124)

Total interest expense	2,994	(10,679)	(7,685)	3,371	(22,980)	(19,609)

Net interest income, fully taxable equivalent basis	$16,354	$(12,045)	$4,309	$28,147	$(20,178)	$7,969

      Net interest income for the second quarter of 2003 was $128.7 million, an increase of $4.1 million, or 3.3%, compared with the same period last year. For the first six months of 2003, net interest income totaled $252.9 million, an increase of $7.6 million, or 3.1%, compared with the first six months of last year. The net interest margin for the second quarter of 2003 was 4.15% compared with 4.47% in the second quarter of last year, while the net interest margin for the first six months of 2003 was 4.17% compared with 4.40% last year.

      Compared with the second quarter of 2002, the increase in net interest income was the result of higher average balances of loans and investment securities, coupled with lower deposit rates offset by lower yields on most loan categories. Also, average long-term debt and other borrowings (mainly federal funds purchased and securities sold under repurchase agreements) increased by $1.04 billion, increasing interest expense. During the last eighteen months, the Federal Reserve lowered rates 50 basis points in November 2002 and another 25 basis points in June 2003. With this lower rate environment in 2003 compared with 2002, earning assets have re-priced downward faster than interest bearing liabilities, causing the net interest margin to decline. Rates earned on earning assets in the second quarter 2003 declined 71 basis points from the same period last year, while rates paid on interest bearing liabilities dropped 45 basis points. The effect of the decline in rates was most evident on the loan portfolio (rates declined 70 basis points) that has large segments of loans with variable rates. Also rates on investment securities dropped 66 basis points as new securities purchased during the last twelve months were acquired at lower rates. Rates on deposits fell by only 47 basis points on average because deposit account balances such as interest checking were already at low rates and the Federal Reserve’s rate changes could not be fully passed onto these balances. Rates on long-term debt and other borrowings fell 49 basis points but the increase in average balances caused net interest income to decline.

      Total interest income in the current quarter decreased $3.4 million compared with the second quarter of 2002. This decline was the result of lower yields, as noted above, on both loans and investment securities, offset by higher average balances for these assets. While the decline in average rates on loans impacted virtually all loan categories, this decline was partly offset by growth in average loan balances that increased $365.6 million, or 4.8%, over the same period last year. Interest income on investment securities increased $5.2 million in the second quarter of 2003 compared with the same period last year as a result of an increase in average balances of $955.2 million, partly offset by lower rates earned on mortgage-backed and short-term money market securities. The increase in average balances was the result of new securities purchased over the past twelve months, mainly inflation-indexed treasury securities and asset-backed auto and credit card securities.

      During the second quarter of 2003, inflation adjustments related to certain inflation-indexed treasury securities increased $4.8 million over adjustments made in the second quarter of last year, thus helping to mitigate the effects of lower rates. Also during the quarter, an adjustment of $783 thousand was made, reducing interest income on the Company’s CMO, mortgage-backed and asset-backed securities to recognize the result of faster principal payments received on these securities.

      Compared to the first six months of 2002, total interest income decreased $11.7 million. The decline reflects the same trends noted above in the quarterly comparison, with declines in average overall yields due to the lower interest rate environment, partly offset by higher balances in loans and investment securities. Average tax equivalent yields on interest earning assets for the six months were 5.19% in 2003 and 5.87% in 2002.

      For the three months ended June 30, 2003, total interest expense decreased $7.5 million compared to the same quarter last year. This was due mainly to a reduction in deposit rates in all interest bearing deposit categories, which had the effect of reducing interest expense by $9.2 million, offset by higher average total borrowings. The average balance of federal funds purchased, which have overnight maturities, increased by $801.7 million while securities sold under agreements to repurchase increased by $213.7 million. Much of the proceeds of these borrowings were used to fund loan growth or the purchase of investment securities. Average interest bearing deposits increased $124.9 million compared with the same quarter last year, with the increase occurring in the money market deposit account category.

      For the first six months of 2003, total interest expense decreased $19.3 million compared with 2002. Average rates paid on deposit balances declined 52 basis points, and rates paid on total borrowings declined 53 basis points. Higher balances in both federal funds purchased and securities sold under repurchase agreements partly offset the decline in rates. The overall average cost of total interest bearing liabilities was 1.17% for the first six months of 2003 compared to 1.68% for the same period in 2002.

      Summaries of average assets and liabilities and the corresponding average rates earned/paid are located at the end of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30

(Dollars in thousands)	2003	2002	% Change	2003	2002	% Change

Trust fees	$15,074	$15,774	(4.4)%	$29,598	$31,213	(5.2)%
Deposit account charges and other fees	23,420	22,793	2.8	45,996	43,886	4.8
Bank card transaction fees	16,057	14,229	12.8	30,523	27,112	12.6
Trading account profits and commissions	3,566	3,826	(6.8)	7,960	7,871	1.1
Consumer brokerage services	2,312	2,580	(10.4)	4,505	5,122	(12.0)
Mortgage banking revenue	1,620	1,066	52.0	2,651	1,637	61.9
Net gains (losses) on securities transactions	2,169	(955)	N.M.	4,441	(840)	N.M.
Other	9,483	10,114	(6.2)	22,633	22,524	.5

Total non-interest income	$73,701	$69,427	6.2%	$148,307	$138,525	7.1%

Non-interest income as a % of operating income*	36.4%	35.8%		37.0%	36.1%

*	Operating income is calculated as net interest income plus non-interest income.

     For the second quarter of 2003, total non-interest income amounted to $73.7 million compared with $69.4 million in the same quarter last year, an increase of 6.2%. This increase resulted from growth in bank card, deposit account, and mortgage banking revenue, in addition to higher gains on securities transactions. Bank card fees for the quarter increased 12.8% over the same period last year, primarily resulting from an 11.1% growth in cardholder and merchant revenues and a 13.4% increase in debit card fees. Deposit account fees in the second quarter grew 2.8% over last year, due mainly to higher fees earned on commercial cash management accounts. Mortgage banking revenue rose $554 thousand because of increased sales of fixed rate loans to upstream correspondent banks, resulting from higher origination activity coupled with lower mortgage rates. Bond trading account revenues, while still at strong levels, decreased compared with last year when demand was extremely high. Trust fees for the quarter were down 4.4% from the same quarter last year as a result of lower fees on personal trust accounts and continued lower asset valuations upon which fees are charged. Other income in the second quarter of 2003 declined 6.2% from the same period last year, which included $1.7 million in gains on branch sales that did not recur in 2003. Partly offsetting the decrease was an additional $1.1 million in operating lease revenues related to a leasing subsidiary acquired at the beginning of 2003.

      Non-interest income for the six months ended June 30, 2003, increased $9.8 million, or 7.1%, over the first six months of 2002. Deposit account charges rose 4.8% due to higher cash management fee revenue. Bank card transaction fees rose 12.6% ($715 thousand in merchant, $1.3 million in credit card, and $1.5 million in debit card fees) over the prior period. Mortgage banking revenue rose $1.0 million, mainly due to higher sales volumes. Partly offsetting these increases were a $1.6 million decline in trust fees and a $617 thousand decline in consumer brokerage revenue, which saw lower bond, equity and mutual fund activity, offset by higher annuity sales.

      Net securities gains amounted to $2.2 million and $4.4 million, respectively, in the second quarter and first six months of 2003. In comparison, net losses of $955 thousand and $840 thousand, respectively, occurred in the second quarter and first six months of 2002. The gains in 2003 resulted mainly from sales from the banks’ available for sale portfolio, while the losses in 2002 were the result of impairment charges on several private equity investments.

      As was mentioned in a previous report, in April 2003 VISA USA Inc. reached an agreement to settle litigation concerning debit card interchange fees with a large group of retailers. As a result of this litigation, the Company estimates that debit card revenue, based on current volumes, could decline by approximately $6.2 million on an annualized basis beginning in August 2003. Conditions of the settlement permit VISA to renegotiate debit card interchange rates as of January 1, 2004, which may affect this estimate. The Company is in the process of evaluating various initiatives which could partly reduce the impact of this lost revenue.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30

(Dollars in thousands)	2003	2002	% Change	2003	2002	% Change

Salaries and employee benefits	$66,006	$62,073	6.3%	$134,599	$128,000	5.2%
Net occupancy	9,439	8,207	15.0	19,777	16,634	18.9
Equipment	6,209	6,003	3.4	12,087	11,114	8.8
Supplies and communication	8,402	8,221	2.2	16,940	16,164	4.8
Data processing and software	9,889	12,476	(20.7)	19,765	24,352	(18.8)
Marketing	3,957	3,628	9.1	7,063	6,996	1.0
Intangible assets amortization	449	668	(32.8)	899	1,392	(35.4)
Other	13,864	12,516	10.8	27,819	25,479	9.2

Total non-interest expense	$118,215	$113,792	3.9%	$238,949	$230,131	3.8%

      Non-interest expense for the quarter amounted to $118.2 million, an increase of $4.4 million, or 3.9%, compared with $113.8 million recorded in the second quarter of last year. Compared with the second quarter of last year, salaries and benefits expense increased 6.3% mainly due to normal merit increases, higher costs for incentive payments, and pension plan expense which was up $713 thousand. Full time equivalent employees totaled 4,982 and 5,021 at June 30, 2003 and 2002, respectively. Occupancy costs grew $1.2 million, or 15.0%, mainly as a result of higher depreciation and operating costs resulting from a recently renovated office building. Increased costs were also incurred for marketing, equipment, and supplies. Other non-interest expense increased $1.3 million over the second quarter of last year, partly due to operating lease depreciation and related costs totaling $909 thousand associated with the leasing subsidiary acquired in 2003. Offsetting these increases were lower costs for data processing ($2.6 million) and intangible asset amortization costs.

      Non-interest expense rose $8.8 million, or 3.8%, over the first six months of 2002. Salaries and employee benefits increased $6.6 million, or 5.2%, due to salary merit increases, higher incentive expense, and higher pension plan expense. Occupancy expense increased $3.1 million, or 18.9%, largely due to the building renovation noted above. Other non-interest expense increased $2.3 million, or 9.2%, due largely to new leasing-related costs of $1.8 million. These increases were partly offset by a decline in data processing and software expense of $4.6 million, or 18.8%, resulting mainly from the internalization of the Company’s mainframe computer operations in the second quarter of 2002.

Provision and Allowance for Loan Losses

				?Six Months Ended
	Three Months Ended			June 30

(Dollars in thousands)	June 30, 2003	June 30, 2002	March 31, 2003	2003	2002

Provision for loan losses	$9,999	$6,668	$10,020	$20,019	$14,067

Net loan charge-offs (recoveries):
Business	3,104	1,118	2,268	5,372	2,479
Credit card	4,641	4,309	4,709	9,350	8,601
Personal banking	1,549	1,472	2,391	3,940	3,141
Real estate	161	(231)	(392)	(231)	(154)

Total net loan charge-offs	$9,455	$6,668	$8,976	$18,431	$14,067

Annualized total net charge-offs as a percentage of average loans	.47%	.35%	.46%	.46%	.37%

      The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. The Company combines estimates of the reserves needed for loans evaluated on an individual basis for impairment with estimates of the reserves needed for pools of loans with similar risk characteristics. The process to determine reserves uses such tools as the Company’s “watch loan list”, migration models and actual loss experiences to identify both individual loans and pools of loans and the amount of reserves that are needed. Additionally, management determines the amount of reserves necessary to offset credit risk issues associated with loan concentrations, economic uncertainties, industry concerns, adverse market changes in estimated or appraised collateral values, and other subjective factors.

      In using this process and the information available, management must use various assumptions and considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The process of determining adequate levels of the allowance for loan losses is subject to regular review by the Company’s internal loan review team and by outside regulators.

      Net loan charge-offs for the second quarter of 2003 amounted to $9.5 million compared with $9.0 million in the first quarter of 2003 and $6.7 million in the second quarter of last year. The ratio of net charge-offs to total average loans this quarter was .47%, compared with .35% in the same quarter last year and .46% in the first quarter of 2003. The $2.8 million increase in net charge-offs compared with the second quarter last year was mainly the result of the charge down of two lease-related loans by a total of $2.0 million, coupled with a charge down of a business loan by $500 thousand.

      For the second quarter of 2003, net credit card charge-offs increased 7.7% compared to the second quarter of last year, and totaled 3.59% of average credit card loans. Also, net personal loan charge-offs decreased this quarter and amounted to .35% of average personal loans compared to .37% in the same period last year.

      The provision for loan losses for the quarter totaled $10.0 million, consistent with the provision recorded in the first quarter of this year, but up from $6.7 million in the second quarter of last year. The provision for loan losses was $20.0 million in the first six months of 2003 compared to $14.1 million in the same period in 2002. During the first six months of 2003, the provision exceeded total net loan charge-offs by $1.6 million.

      The allowance for loan losses at June 30, 2003, amounted to $132.7 million, or 1.64% of total loans, and represented 436% of total non-performing loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2003.

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

(Dollars in thousands)	June 30, 2003	December 31, 2002

Non-accrual loans	$30,444	$28,065
Foreclosed real estate	1,836	1,474

Total non-performing assets	$32,280	$29,539

Non-performing assets to total loans	.40%	.38%
Non-performing assets to total assets	.23%	.22%
Loans past due 90 days and still accruing interest	$20,232	$22,428

      Non-accrual loans at June 30, 2003, totaled $30.4 million, an increase of $2.4 million over amounts recorded at December 31, 2002. Lease-related loans comprise 38.5% of the current non-accrual total, with the remainder primarily relating to business or business real estate loans. Total loans past due 90 days or more and still accruing interest amounted to $20.2 million as of June 30, 2003, and have decreased $2.2 million since December 31, 2002. The decline in past due loans has occurred mainly in business and business real estate loans, while past due personal mortgages, consumer and credit card loans have remained fairly constant over the past six months.

Income Taxes

      The Company’s income tax expense was $44.5 million in the first six months of 2003 and $44.6 million in the first six months of 2002, resulting in effective tax rates of 31.3% and 31.9%, respectively. The effective tax rate for the second quarter of 2003 was 31.9% compared with 30.6% in the first quarter of 2003 and 32.7% in the second quarter of 2002. The reduction in the effective rates in 2003 was mainly due to the utilization of state tax credits purchased by a subsidiary bank and the contribution of appreciated art that provided a reduction of tax expense.

Financial Condition

Balance Sheet

      Total assets of the Company were $13.96 billion at June 30, 2003, compared to $13.31 billion at December 31, 2002, an increase of 4.9%. Average earning assets during the six months ended June 30,

2003 totaled $12.30 billion, consisting of loans totaling $8.01 billion and investment securities of $4.24 billion.

      During the first six months of 2003, total loans increased $237.4 million, or 3.0%, over balances at December 31, 2002. The increase was the result of growth of $119.4 million in business real estate loans, $23.8 million in personal real estate loans, and $137.3 million in personal banking loans, partly offset by a $59.2 million decline in business loans. Lower interest rates continued to create demand for business real estate loans that are financed using variable rates or shorter maturities. Mortgage loan originations remained at higher than historical levels due to lower rates, and growth in personal mortgages was the result of the Company retaining adjustable rate and 15 year fixed rate mortgages on its balance sheet. Personal banking loans showed increases in home equity, student, and other consumer loans, as demand for such products remained steady. However, economic uncertainty continued to limit growth in business loans as businesses have refrained from growing inventories and receivables, which drive commercial borrowings.

      Available for sale investment securities, excluding fair value adjustments, increased $430.0 million, or 10.6%, at June 30, 2003 over December 31, 2002. The increase resulted from purchases of new securities with liquidity obtained from increases in short-term borrowings and deposits. The growth occurred mainly in inflation-indexed treasuries and asset-backed auto and credit card securities. The adjustment to fair value at June 30, 2003, amounted to a net unrealized gain of $189.2 million, which was an increase of $34.2 million over the year end fair value adjustment. The total investment securities portfolio, at fair value, amounted to $4.76 billion at June 30, 2003, and was comprised mainly of U.S. government and federal agencies (35.2%), mortgage-backed (28.5%), and other asset-backed (26.5%) investment securities.

      Total deposits increased $314.6 million, or 3.2%, at June 30, 2003 compared to December 31, 2002. The increase was due mainly to increases of $183.9 million in non-interest bearing demand deposits, $100.5 million in interest checking and $117.8 million in C.D.’s of $100,000 and over, partly offset by a decrease of $112.6 million in C.D.’s of less than $100,000.

      Compared to 2002 year end balances, total borrowings at June 30, 2003 increased $299.1 million. The Company’s short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings rose $224.4 million during the first six months of 2003 to a balance of $1.68 billion at June 30, 2003. Longer-term borrowings rose $74.7 million due to additional FHLB advances of $49.9 million and lease financing debt of $24.8 million assumed in the Company’s 2003 acquisition of a leasing subsidiary.

Liquidity and Capital Resources

      Liquidity represents the Company’s ability to obtain cost-effective funding to meet the needs of customers as well as the Company’s financial obligations. Liquidity can be provided through adjustment of the level of short-term overnight investments such as federal funds sold and securities purchased under agreements to resell, in addition to the available for sale investment securities held by the banks. These liquid assets had a fair value of $4.41 billion at June 30, 2003, which included $1.77 billion pledged to secure public deposits, discount window borrowings, and other purposes as required by law. Within the next twelve months, approximately $1.10 billion of the banks’ available for sale portfolio is expected to mature or pay down. The available for sale bank portfolio included an unrealized net gain in fair value of $154.4 million at June 30, 2003, compared to an unrealized net gain of $119.4 million at December 31, 2002. Liquidity can also be obtained through secured advances from the FHLB, of which certain subsidiary banks are members. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. Advances outstanding approximated $372.7 million at June 30, 2003, compared to $322.7 million at December 31, 2002. Of the outstanding FHLB advances, $100.1 million are payable during the next 12 months. An additional $75.2 million is available under FHLB lines of credit at June 30, 2003.

      The liquid assets of the parent bank holding company Commerce Bancshares, Inc. (Parent) consist primarily of short-term money market mutual funds, corporate bonds and stock, U.S. government and federal agency securities and commercial paper. The fair value of these assets was $249.4 million at June 30, 2003 compared to $240.7 million at December 31, 2002. Included in the fair values were unrealized net gains of $29.5 million at June 30, 2003, and $30.8 million at December 31, 2002. The Parent’s liabilities totaled $18.0 million at June 30, 2003, compared to $16.2 million at December 31, 2002. Parent liabilities at June 30, 2003 included $4.4 million advanced mainly from subsidiary bank holding companies. These advances consist mainly of subsidiary bank dividends, and are sent to the Parent in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or any long-term debt during 2003. The Parent also has the option of issuing its own commercial paper, which management believes is readily marketable with a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

      The Company maintains a treasury stock buyback program; and effective January 2003, was authorized by the Board of Directors to repurchase up to 4 million shares of its common stock. During the first six months of 2003, the Company purchased approximately 1.5 million shares at an average cost of $38.49. The Company has routinely used these reacquired shares to fund annual stock dividends and various stock option programs.

      In July 2003, the Board of Directors approved an increase in the Company’s regular quarterly cash dividend. Holders of record at the close of business on September 12, 2003, will receive $.225 per share, a 36.4% increase compared to the $.165 per share paid in the first and second quarters of 2003. The increase is expected to add approximately $4 million to the quarterly cash payment, which will be funded by current operations.

      The Company had an equity to asset ratio of 10.81% based on 2003 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

			Minimum
			Ratios for
			Well-Capitalized
(Dollars in thousands)	June 30, 2003	December 31, 2002	Banks

Risk-Adjusted Assets	$10,549,098	$10,083,075
Tier I Capital	1,309,369	1,277,116
Total Capital	1,454,527	1,416,839
Tier I Capital Ratio	12.41%	12.67%	6.00%
Total Capital Ratio	13.79%	14.05%	10.00%
Leverage Ratio	9.82%	10.18%	5.00%

      The following discussion is based on cash flow amounts that exclude changes resulting from bank acquisitions and branch dispositions. The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $661.3 million at June 30, 2003, a decrease of $49.1 million from December 31, 2002. Contributing to the net cash outflow were $446.6 million in purchases of investment securities, net of sales and maturities, and an increase of $218.3 million in loans, net of repayments. These cash outflows were partly offset by deposit growth of $350.4 million, a net increase in total borrowings of $250.7 million, and $111.8 million generated from operating activities.

      The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding derivative instruments and lines of credit related to credit cards) totaled approximately $3.03 billion, and commercial letters of credit totaled $29.3 million at June 30, 2003.

Impact of Recently Issued Accounting Standards

      As discussed in the Company’s 2002 Annual Report on Form 10-K, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, in January 2003, which requires that investments in variable interest entities (VIE) be consolidated by the entity that has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected returns, or both. The consolidation requirements of Interpretation No. 46 are effective September 30, 2003 for investments in VIE’s made prior to February 1, 2003 and effective March 31, 2003 for investments in VIE’s made on February 1, 2003 or thereafter. The Company has several private equity investments as noted in the previous section entitled “Critical Accounting Policies” and several other investments in low income housing partnerships. The Company is currently evaluating the requirements of Interpretation No. 46 for these investments to determine if any such investment might qualify as a VIE requiring consolidation. If consolidation is required for any of these investments, the Company’s assets, liabilities, revenues and expenses would be adjusted to reflect the consolidation of these investments; however, it is not expected that net income would be significantly affected.

      The Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, in May 2003. Statement No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify financial instruments that are within its scope as a liability (or an asset in some circumstances). Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; and (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares, or variations inversely related to changes in the fair value of the issuer’s equity shares. Statement No. 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the Statement on July 1, 2003, did not have a significant impact on the Company’s financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Six Months Ended June 30, 2003 and 2002

	Six Months 2003			Six Months 2002

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:
Business (A)	$2,259,448	$47,511	4.24%	$2,407,878	$57,924	4.85%
Real estate – construction	403,399	8,870	4.43	459,033	11,787	5.18
Real estate – business	1,801,634	47,196	5.28	1,463,383	44,263	6.10
Real estate – personal	1,284,669	37,831	5.94	1,261,859	42,703	6.82
Personal banking	1,740,314	51,849	6.01	1,576,045	55,091	7.05
Credit card	518,192	27,550	10.72	483,313	25,750	10.74

Total loans	8,007,656	220,807	5.56	7,651,511	237,518	6.26

Investment securities:
U.S. government & federal agency	1,471,099	35,500	4.87	1,130,230	26,820	4.79
State & municipal obligations (A)	82,974	2,125	5.16	39,543	1,570	8.01
CMO’s and asset-backed securities	2,380,078	53,214	4.51	2,105,706	57,350	5.49
Trading securities	24,156	460	3.84	10,597	271	5.17
Other marketable securities (A)	212,887	2,111	2.00	161,953	2,368	2.95
Non-marketable securities	71,082	1,948	5.53	65,734	1,311	4.02

Total investment securities	4,242,276	95,358	4.53	3,513,763	89,690	5.15

Federal funds sold and securities purchased under agreements to resell	50,999	355	1.40	107,153	952	1.79

Total interest earning assets	12,300,931	316,520	5.19	11,272,427	328,160	5.87

Less allowance for loan losses	(131,892)			(129,706)
Unrealized gain on investment securities	160,845			79,049
Cash and due from banks	504,311			510,001
Land, buildings and equipment, net	337,728			324,172
Other assets	172,154			144,878

Total assets	$13,344,077			$12,200,821

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$373,069	744	.40	$351,112	1,119	.64
Interest checking and money market	5,924,582	15,443	.53	5,731,654	22,974	.81
Time open & C.D.’s of less than $100,000	1,896,487	26,561	2.82	2,109,880	39,121	3.74
Time open & C.D.’s of $100,000 and over	756,567	7,851	2.09	659,843	9,761	2.98

Total interest bearing deposits	8,950,705	50,599	1.14	8,852,489	72,975	1.66

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,415,911	7,649	1.09	601,829	3,758	1.26
Long-term debt and other borrowings (B)	375,645	4,087	2.19	376,477	5,211	2.79

Total borrowings	1,791,556	11,736	1.32	978,306	8,969	1.85

Total interest bearing liabilities	10,742,261	62,335	1.17%	9,830,795	81,944	1.68%

Non-interest bearing demand deposits	1,016,884			943,540
Other liabilities	142,682			103,357
Stockholders’ equity	1,442,250			1,323,129

Total liabilities and equity	$13,344,077			$12,200,821

Net interest margin (T/E)		$254,185			$246,216

Net yield on interest earning assets			4.17%			4.40%

(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Three Months Ended June 30, 2003 and 2002

	Second Quarter 2003			Second Quarter 2002

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:
Business(A)	$2,245,245	$23,584	4.21%	$2,433,479	$28,963	4.77%
Real estate – construction	403,705	4,386	4.36	477,822	6,069	5.09
Real estate – business	1,831,897	23,633	5.17	1,452,686	21,993	6.07
Real estate – personal	1,294,147	18,552	5.75	1,247,701	20,916	6.72
Personal banking	1,758,271	25,907	5.91	1,594,365	27,622	6.95
Credit card	518,356	13,556	10.49	479,981	12,524	10.47

Total loans	8,051,621	109,618	5.46	7,686,034	118,087	6.16

Investment securities:
U.S. government & federal agency	1,555,367	21,001	5.42	1,130,327	14,583	5.17
State & municipal obligations(A)	81,880	1,051	5.15	38,839	774	7.99
CMO’s and asset-backed securities	2,442,177	26,190	4.30	2,070,332	28,030	5.43
Trading securities	19,648	205	4.18	13,298	175	5.28
Other marketable securities(A)	225,774	1,041	1.85	123,165	979	3.19
Non-marketable securities	71,953	979	5.46	65,673	629	3.84

Total investment securities	4,396,799	50,467	4.60	3,441,634	45,170	5.26

Federal funds sold and securities purchased under agreements to resell	59,687	207	1.39	89,793	411	1.84

Total interest earning assets	12,508,107	160,292	5.14	11,217,461	163,668	5.85

Less allowance for loan losses	(132,227)			(129,416)
Unrealized gain on investment securities	156,478			81,166
Cash and due from banks	503,066			510,470
Land, buildings and equipment, net	336,950			329,429
Other assets	177,848			139,896

Total assets	$13,550,222			$12,149,006

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$384,002	385	.40	$362,536	580	.64
Interest checking and money market	5,970,037	7,721	.52	5,757,529	11,520	.80
Time open & C.D.’s of less than $100,000	1,872,368	12,704	2.72	2,074,133	17,872	3.46
Time open & C.D.’s of $100,000 and over	778,928	3,900	2.01	686,203	4,743	2.77

Total interest bearing deposits	9,005,335	24,710	1.10	8,880,401	34,715	1.57

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,526,936	4,183	1.10	512,741	1,560	1.22
Long-term debt and other borrowings(B)	387,755	2,068	2.14	361,193	2,371	2.63

Total borrowings	1,914,691	6,251	1.31	873,934	3,931	1.80

Total interest bearing liabilities	10,920,026	30,961	1.14%	9,754,335	38,646	1.59%

Non-interest bearing demand deposits	1,038,701			958,148
Other liabilities	146,760			95,426
Stockholders’ equity	1,444,735			1,341,097

Total liabilities and equity	$13,550,222			$12,149,006

Net interest margin (T/E)		$129,331			$125,022

Net yield on interest earning assets			4.15%			4.47%

(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B) Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company mainly uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. In the table below, management has estimated the potential effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income, given a static balance sheet.

	June 30, 2003		March 31, 2003		December 31, 2002

	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

Scenario
200 basis points rising	$1.0	.22%	$3.9	.79%	$.2	.03%
100 basis points rising	1.4	.29	4.3	.86	1.2	.23
100 basis points falling	(1.6)	(.33)	(5.2)	(1.05)	(7.1)	(1.41)

      During the second quarter of 2003, the net interest margin continued to be affected by low interest rates and a sluggish economy. In June 2003, the Federal Reserve lowered interest rates by 25 basis points, further encouraging borrowers to pay-off or re-finance both personal real estate and business real estate loans. As a result, the Company experienced slower loan growth and higher levels of prepayments. Also, certain mortgage-backed related investment securities experienced the same principal prepayment effects and proceeds from these payments were reinvested at lower rates. The weak economy has limited loan growth in the business loan area where rates are typically higher. As a result, the rates on total earning assets declined 10 basis points from the previous quarter.

      Rates paid on deposits continued to decline, partly the result of the lowered rates mentioned above, and also because of the downward re-pricing of certificates of deposit. These rate reductions, however, could not be entirely passed on to other non-maturity deposit customers since those rates were already at historically low levels. In response to this low rate environment, during the second quarter the Company elected to increase its short-term borrowings on average by $223.3 million and, together with other deposit growth, invested the proceeds in additional investment securities totaling on average $310.8 million. These additional securities consisted mainly of U.S. treasury and agency and other asset-backed securities.

      As shown in the table above, as of June 30, 2003, the Company has reduced its interest rate exposure to a further fall in rates compared with the previous quarter, while somewhat reducing the potential growth in net interest income should rates rise. The reduced risk from lower rates is the result of a larger investment securities portfolio with fixed rates, coupled with higher short-term borrowings much of which had variable rates. The effects of these positions help to offset large portions of the loan portfolio tied to variable rates and low rate deposits, which are limited in their ability to re-price downward. While these activities have reduced the Company’s asset sensitivity and limited risk against further rate reductions, the larger investment portfolio with fixed rates reduces the potential growth in net interest income should rates rise. This growth limitation, however, is mitigated by the fact that the investment portfolio has a duration of less than 1.75 years, which will allow the Company to reinvest future maturities at higher rates should they occur. Also the loan portfolio, with significant portions tied to variable rates, would re-price upward as well. With future improvements to the economy, loan demand could become more robust and allow the Company to re-invest its earning assets in higher yielding loan products.

      For further discussion of the Company’s market risk, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity included in the Company’s 2002 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effective-

ness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders of Commerce Bancshares, Inc. was held on April 16, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The six nominees for the six directorships being elected to the class of 2006 (except as otherwise noted) at this meeting received the following votes:

Name of Director	Votes For	Votes Withheld

Giorgio Balzer	51,527,796	615,705
David W. Kemper (class of 2005)	51,559,537	583,964
Jonathan M. Kemper	51,581,882	561,619
Terry O. Meek	51,547,953	595,548
L. W. Stolzer	51,569,731	573,770
Mary Ann Van Lokeren	51,544,690	598,811

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

See Index to Exhibits

      (b) The Registrant filed a report on Form 8-K on April 21, 2003, which included its first quarter earnings release on April 15, 2003, and various information presented at its annual shareholders meeting held on April 16, 2003.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By:	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President & Secretary

Date: August 12, 2003

By:	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller

Date: August 12, 2003

INDEX TO EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002