Form 10-Q
period 2003-09-30
COMMERCE BANCSHARES INC /MO/
filed 2003-11-14
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
OR
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

Yes  X  No

As of November 11, 2003, the registrant had outstanding 65,020,228 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

INDEX
			Page

Part I	Financial Information
	Item 1	Financial Statements
		Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	2
		Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002	3
		Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2003 and 2002	4
		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5
		Notes to Consolidated Financial Statements	6
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3	Quantitative and Qualitative Disclosures about Market Risk	26
	Item 4	Controls and Procedures	27

Part II	Other Information
	Item 6	Exhibits and Reports on Form 8-K	27

Signatures			28

Index to Exhibits			28

PART 1: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2003	2002

	(Unaudited)

	(In thousands)
ASSETS
Loans, net of unearned income	$7,945,119	$7,875,944
Allowance for loan losses	(132,701)	(130,618)

Net loans	7,812,418	7,745,326

Investment securities:
Available for sale	4,555,494	4,201,477
Trading	12,009	11,635
Non-marketable	74,021	62,136

Total investment securities	4,641,524	4,275,248

Federal funds sold and securities purchased under agreements to resell	96,745	16,945
Cash and due from banks	542,905	710,406
Land, buildings and equipment, net	332,940	335,230
Goodwill	48,522	43,224
Other intangible assets, net	2,623	3,967
Other assets	169,637	178,069

Total assets	$13,647,314	$13,308,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,545,546	$1,478,880
Savings, interest checking and money market	6,024,602	5,878,230
Time open and C.D.’s of less than $100,000	1,779,186	1,952,850
Time open and C.D.’s of $100,000 and over	605,181	603,351

Total deposits	9,954,515	9,913,311

Federal funds purchased and securities sold under agreements to repurchase	1,731,736	1,459,868
Long-term debt and other borrowings	412,169	338,457
Other liabilities	107,858	174,327

Total liabilities	12,206,278	11,885,963

Stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 67,387,914 shares in 2003 and 67,238,437 shares in 2002	336,940	336,192
Capital surplus	294,900	290,041
Retained earnings	823,443	707,433
Treasury stock of 2,067,893 shares in 2003 and 136,236 shares in 2002, at cost	(82,876)	(5,507)
Other	(2,135)	(1,800)
Accumulated other comprehensive income	70,764	96,093

Total stockholders’ equity	1,441,036	1,422,452

Total liabilities and stockholders’ equity	$13,647,314	$13,308,415

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three
	Months		For the Nine Months
	Ended September 30		Ended September 30

(In thousands, except per share data)	2003	2002	2003	2002

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$107,379	$118,999	$327,758	$355,907
Interest on investment securities	40,940	44,527	135,438	133,553
Interest on federal funds sold and securities purchased under agreements to resell	210	234	565	1,186

Total interest income	148,529	163,760	463,761	490,646

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	6,292	11,660	22,479	35,753
Time open and C.D.’s of less than $100,000	11,354	16,044	37,915	55,165
Time open and C.D.’s of $100,000 and over	3,363	4,454	11,214	14,215
Interest on federal funds purchased and securities sold under agreements to repurchase	3,505	2,944	11,154	6,702
Interest on long-term debt and other borrowings	2,027	1,877	6,114	6,776

Total interest expense	26,541	36,979	88,876	118,611

Net interest income	121,988	126,781	374,885	372,035
Provision for loan losses	9,655	9,193	29,674	23,260

Net interest income after provision for loan losses	112,333	117,588	345,211	348,775

NON-INTEREST INCOME
Trust fees	15,446	14,754	45,044	45,967
Deposit account charges and other fees	27,469	23,750	73,465	67,636
Bank card transaction fees	15,507	14,715	46,030	41,827
Trading account profits and commissions	3,653	4,067	11,613	11,938
Consumer brokerage services	2,306	2,588	6,811	7,710
Mortgage banking revenue	907	1,324	3,558	2,961
Net gains on securities transactions	896	1,426	5,337	586
Other	10,756	6,923	33,389	29,447

Total non-interest income	76,940	69,547	225,247	208,072

NON-INTEREST EXPENSE
Salaries and employee benefits	65,036	64,214	199,635	192,214
Net occupancy	9,451	8,835	29,228	25,469
Equipment	5,849	5,619	17,936	16,733
Supplies and communication	8,539	8,326	25,479	24,490
Data processing and software	10,303	10,095	30,068	34,447
Marketing	3,936	3,838	10,999	10,834
Intangible assets amortization	453	508	1,352	1,900
Other	12,863	10,585	40,682	36,064

Total non-interest expense	116,430	112,020	355,379	342,151

Income before income taxes	72,843	75,115	215,079	214,696
Less income taxes	17,895	24,698	62,416	69,285

Net income	$54,948	$50,417	$152,663	$145,411

Net income per share — basic	$.83	$.74	$2.30	$2.12

Net income per share — diluted	$.83	$.73	$2.28	$2.09

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Number of						Other
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury		Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Other	Income (Loss)	Total

	(Unaudited)
Balance January 1, 2003	67,238,437	$336,192	$290,041	$707,433	$(5,507)	$(1,800)	$96,093	$1,422,452

Net income				152,663				152,663
Change in unrealized gain (loss) on available for sale securities							(25,329)	(25,329)

Total comprehensive income								127,334

Shares issued in connection with the purchase of Vaughn Group,Inc.	149,477	748	5,252					6,000
Purchase of treasury stock					(89,326)			(89,326)
Issuance of stock under purchase, option and benefit plans			(5,422)		11,050			5,628
Net tax benefit related to stock option plans			697					697
Stock option grants			4,357					4,357
Issuance of stock under restricted stock award plan			(25)		907	(882)		—
Restricted stock award amortization						547		547
Cash dividends paid ($.555 per share)				(36,653)				(36,653)

Balance September 30, 2003	67,387,914	$336,940	$294,900	$823,443	$(82,876)	$(2,135)	$70,764	$1,441,036

Balance January 1, 2002	65,575,525	$327,878	$237,528	$681,264	$(5,187)	$(1,749)	$37,423	$1,277,157

Net income				145,411				145,411
Change in unrealized gain (loss) on available for sale securities							65,332	65,332

Total comprehensive income								210,743

Purchase of treasury stock					(68,830)			(68,830)
Issuance of stock under purchase, option and benefit plans	68,267	341	(5,758)		12,584			7,167
Net tax benefit related to stock option plans			1,899					1,899
Stock option grants			4,310					4,310
Issuance of stock under restricted stock award plan			11		708	(719)		—
Restricted stock award amortization						529		529
Cash dividends paid ($.464 per share)				(31,801)				(31,801)

Balance September 30, 2002	65,643,792	$328,219	$237,990	$794,874	$(60,725)	$(1,939)	$102,755	$1,401,174

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30

(In thousands)	2003	2002

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$152,663	$145,411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,674	23,260
Provision for depreciation and amortization	31,077	25,837
Amortization of investment security premiums, net	24,976	12,543
Net gains on sales of investment securities (A)	(5,537)	(586)
Net increase in trading securities	(2,475)	(1,342)
Stock option grants	4,357	4,310
(Increase) decrease in interest receivable	8,609	(1,719)
Decrease in interest payable	(9,528)	(13,745)
Increase (decrease) in income taxes payable	(4,878)	454
Other changes, net	(44,288)	(17,197)

Net cash provided by operating activities	184,650	177,226

INVESTING ACTIVITIES:
Net cash received in acquisition	5,199	—
Cash paid in sale of branches	—	(20,252)
Proceeds from sales of investment securities (A)	243,329	260,349
Proceeds from maturities/ pay downs of investment securities (A)	1,264,204	1,049,050
Purchases of investment securities(A)	(1,933,674)	(1,421,399)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(79,800)	267,795
Net increase in loans	(56,746)	(354,415)
Purchases of land, buildings and equipment	(24,527)	(46,357)
Sales of land, buildings and equipment	3,020	2,907

Net cash used in investing activities	(578,995)	(262,322)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	221,769	88,992
Net decrease in time open and C.D.’s	(171,834)	(150,889)
Net increase in federal funds purchased and securities sold under agreements to repurchase	271,868	157,535
Additional long-term borrowings	225,090	50,000
Repayment of long-term borrowings	(278,488)	(51,781)
Net increase in short-term borrowings	78,790	—
Purchases of treasury stock	(89,326)	(68,830)
Issuance of stock under purchase, option and benefit plans	5,628	7,167
Cash dividends paid on common stock	(36,653)	(31,801)

Net cash provided by financing activities	226,844	393

Decrease in cash and cash equivalents	(167,501)	(84,703)
Cash and cash equivalents at beginning of year	710,406	824,218

Cash and cash equivalents at September 30	$542,905	$739,515

(A) Available for sale and non-marketable securities
Net income tax payments	$66,971	$68,831

Interest paid on deposits and borrowings	$96,571	$132,356

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (Unaudited)

1.	Principles of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2002 data to conform to current year presentation. Results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of results to be attained for any other period.

      The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2002 Annual Report on Form 10-K.

2.	Stock Options

      The Company has various stock option plans offered to certain key employees of the Company and its subsidiaries. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company voluntarily adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, pursuant to which the cost of stock options are expensed. In accordance with the transition provisions of Statement of Financial Accounting Standards No. 148, the Company has elected to restate all prior periods to reflect the compensation expense that would have been recognized had the recognition provisions of Statement No. 123 been applied to all options granted to employees after January 1, 1995. The after-tax per share impact for the nine months ended September 30, 2003 and 2002 was a decline of $.04 in each period. The Company expects the overall annual impact of applying the statement to be $.05 per share in 2003.

3.	Acquisition Activity

      Effective January 1, 2003, the Company acquired The Vaughn Group, Inc., a direct equipment lessor based in Cincinnati, Ohio. At acquisition, The Vaughn Group, Inc. (Vaughn) had a lease portfolio of approximately $38.7 million consisting mainly of data processing hardware. In addition, Vaughn serviced approximately $425 million of lease agreements for other institutions involving capital equipment, ranging from production machinery to transportation equipment. The Company issued stock valued at $6.0 million and paid cash of $2.5 million in the acquisition. The acquisition was accounted for as a purchase, and accordingly, the consolidated results include Vaughn for the entire nine months of 2003. Goodwill of $5.3 million was recognized in the transaction and recorded in the 2003 consolidated balance sheet.

4.	Allowance for Loan Losses

      The following is a summary of the allowance for loan losses.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(In thousands)	2003	2002	2003	2002

Balance, beginning of period	$132,706	$129,973	$130,618	$129,973

Additions:
Allowance for loan losses of acquired company	—	—	500	—
Provision for loan losses	9,655	9,193	29,674	23,260

Total additions	9,655	9,193	30,174	23,260

Deductions:
Loan losses	13,094	11,873	39,450	34,034
Less recoveries on loans	3,434	3,295	11,359	11,389

Net loan losses	9,660	8,578	28,091	22,645

Balance, September 30	$132,701	$130,588	$132,701	$130,588

5.	Investment Securities

      Investment securities, at fair value, consist of the following at September 30, 2003, and December 31, 2002.

	September 30	December 31
(In thousands)	2003	2002

Available for sale:
U.S. government and federal agency obligations	$1,572,909	$1,474,326
State and municipal obligations	82,033	78,320
CMO’s and mortgage-backed securities	1,380,896	1,445,435
Other asset-backed securities	1,258,808	969,823
Other debt securities	120,374	40,127
Equity securities	140,474	193,446
Trading	12,009	11,635
Non-marketable	74,021	62,136

Total investment securities	$4,641,524	$4,275,248

      Equity securities included short term investments in money market mutual funds of $101,006,000 at September 30, 2003, and $150,905,000 at December 31, 2002.

6.	Intangible Assets

      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	September 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(45,383)	$47,930	$(44,097)
Mortgage servicing rights	587	(511)	1,174	(1,040)

Total	$48,517	$(45,894)	$49,104	$(45,137)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $453,000 and $508,000, respectively, for the three month periods ended September 30, 2003 and 2002, and $1,352,000 and $1,900,000 for the nine month periods ended September 30, 2003 and 2002. Estimated annual amortization expense for the years 2003 through 2007 is as follows.

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

      At September 30, 2003, a liability in the amount of $5.0 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $294.7 million at September 30, 2003.

      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and are redeemable beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $15.5 million at September 30, 2003. At September 30, 2003, the Company had a recorded liability of $4.0 million in principal and accrued interest to date, representing amounts owed to the security holders.

8. Common Stock

      The shares used in the calculation of basic and diluted income per share are shown below.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

(In thousands)	2003	2002	2003	2002

Weighted average common shares outstanding	65,740	68,020	66,248	68,530
Net effect of the assumed exercise of stock options — based on the treasury stock method using average market price for the respective periods	865	805	758	889

	66,605	68,825	67,006	69,419

9. Other Comprehensive Income

      The Company’s only component of other comprehensive income during the periods presented below was the unrealized holding gains and losses on available for sale investment securities.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

(In thousands)	2003	2002	2003	2002

Unrealized holding gains (losses)	$(73,238)	$51,587	$(34,104)	$108,345
Reclassification adjustment for gains included in net income	(1,808)	(2,588)	(6,749)	(2,973)

Net unrealized gains (losses) on securities	(75,046)	48,999	(40,853)	105,372
Income tax expense (benefit)	(28,517)	18,618	(15,524)	40,040

Other comprehensive income (loss)	$(46,529)	$30,381	$(25,329)	$65,332

10. Change in Estimated Effective Income Tax Rate

      For interim reporting purposes, income tax expense is determined by applying the expected annual effective tax rate to income before income taxes. The expected annual effective tax rate is periodically evaluated for changing facts and circumstances. Subsequent to September 30, 2003, the Company completed its review of the estimated annual effective tax rate for 2003, and determined that the rate should be reduced. The estimated effective tax rate has been reduced to 29.0% for the nine months ended September 30, 2003, as compared to the effective tax rate of 31.3% for the six months ended June 30, 2003. The primary reason for the reduction in the effective tax rate is that the Company has adjusted the recognition of the tax benefits for certain reorganization initiatives; related tax benefits of approximately $3.4 million, or $.05 per diluted share, recognized in the three months ended September 30, 2003 should have been recognized in the previous two quarters. The Company has determined that it is not necessary to revise the consolidated financial statements included in its Form 10-Q reports for the periods ended March 31, 2003 and June 30, 2003 because the impact in those periods is not material.

11. Segments

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Nine Months Ended September 30, 2003:
Net interest income after provision for loan losses	$85,580	$145,097	$(4,604)	$226,073	$119,138	$345,211
Cost of funds allocation	85,278	(22,189)	10,332	73,421	(73,421)	—
Non-interest income	104,996	52,501	60,216	217,713	7,534	225,247

Total net revenue	275,854	175,409	65,944	517,207	53,251	570,458
Non-interest expense	197,152	88,548	46,233	331,933	23,446	355,379

Income before income taxes	$78,702	$86,861	$19,711	$185,274	$29,805	$215,079

Nine Months Ended September 30, 2002:
Net interest income after provision for loan losses	$69,302	$163,189	$(6,019)	$226,472	$122,303	$348,775
Cost of funds allocation	119,259	(38,115)	12,371	93,515	(93,515)	—
Non-interest income	110,695	30,940	61,378	203,013	5,059	208,072

Total net revenue	299,256	156,014	67,730	523,000	33,847	556,847
Non-interest expense	200,687	71,441	44,789	316,917	25,234	342,151

Income before income taxes	$98,569	$84,573	$22,941	$206,083	$8,613	$214,696

Three Months Ended September 30, 2003:
Net interest income after provision for loan losses	$30,541	$46,803	$(1,180)	$76,164	$36,169	$112,333
Cost of funds allocation	26,206	(6,312)	2,996	22,890	(22,890)	—
Non-interest income	37,484	18,106	20,553	76,143	797	76,940

Total net revenue	94,231	58,597	22,369	175,197	14,076	189,273
Non-interest expense	65,868	29,896	14,177	109,941	6,489	116,430

Income before income taxes	$28,363	$28,701	$8,192	$65,256	$7,587	$72,843

Three Months Ended September 30, 2002:
Net interest income after provision for loan losses	$25,765	$53,943	$(2,117)	$77,591	$39,997	$117,588
Cost of funds allocation	39,002	(11,309)	4,097	31,790	(31,790)	—
Non-interest income	36,957	10,439	19,948	67,344	2,203	69,547

Total net revenue	101,724	53,073	21,928	176,725	10,410	187,135
Non-interest expense	67,124	23,626	15,095	105,845	6,175	112,020

Income before income taxes	$34,600	$29,447	$6,833	$70,880	$4,235	$75,115

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

12.	Derivative Instruments

      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. The Company has interest rate swaps with a total notional amount of $39.2 million, of which three swaps with a notional amount of $22.1 million are designated as fair value hedges of certain fixed rate loans. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currency transactions for customers at a specific future date. Also, mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation in which fixed rate personal real estate loans are originated and sold to other institutions.

      The Company’s usage of derivative instruments is detailed below.

	September 30, 2003			December 31, 2002

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$39,163	$494	$(2,410)	$23,322	$—	$(2,293)
Interest rate cap	5,633	—	—	—	—	—
Foreign exchange contracts:
Forward contracts	27,322	1,210	(1,191)	126,438	7,388	(7,390)
Options written/purchased	2,448	2	(2)	2,175	10	(10)
Mortgage loan commitments	12,542	138	—	33,136	346	—
Mortgage loan forward sale contracts	12,542	4	(42)	33,074	8	(67)

Total	$99,650	$1,848	$(3,645)	$218,145	$7,752	$(9,760)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2002 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of results to be attained for any other periods.

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

      The parent holding company and its Small Business Investment subsidiaries have made numerous private equity and venture capital investments, which totaled $25.0 million at September 30, 2003. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. Where no market quotation exists, management believes that the cost of an investment is initially the best indication of estimated fair value unless there have been significant subsequent positive or negative developments that justify an adjustment to the fair value estimate. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value are reasonable and conservatively reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

Per Share Data
Net income – basic	$.83	$.74	$2.30	$2.12
Net income – diluted	.83	.73	2.28	2.09
Cash dividends	.225	.155	.555	.464
Book value			22.09	20.81
Market price			43.75	37.21
Selected Ratios
(Based on average balance sheets)
Loans to deposits	79.81%	79.74%	80.16%	78.66%
Non-interest bearing deposits to total deposits	11.09	10.21	10.50	9.83
Equity to loans	18.19	17.89	18.07	17.50
Equity to deposits	14.52	14.27	14.49	13.76
Equity to total assets	10.72	11.15	10.78	10.95
Return on total assets	1.60	1.60	1.52	1.58
Return on total stockholders’ equity	14.96	14.36	14.10	14.44
(Based on end-of-period data)
Efficiency ratio*	58.56	57.21	59.52	58.71
Tier I capital ratio			12.73	12.63
Total capital ratio			14.12	14.02
Leverage ratio			9.88	10.13

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions).

Results of Operations

Summary

	Three Months Ended			Nine Months Ended
	September 30			September 30

(Dollars in thousands)	2003	2002	% Change	2003	2002	% Change

Net interest income	$121,988	$126,781	(3.8)%	$374,885	$372,035	.8%
Provision for loan losses	(9,655)	(9,193)	5.0	(29,674)	(23,260)	27.6
Non-interest income	76,940	69,547	10.6	225,247	208,072	8.3
Non-interest expense	(116,430)	(112,020)	3.9	(355,379)	(342,151)	3.9
Income taxes	(17,895)	(24,698)	(27.5)	(62,416)	(69,285)	(9.9)

Net income	$54,948	$50,417	9.0%	$152,663	$145,411	5.0%

      For the quarter ended September 30, 2003, net income amounted to $54.9 million, an increase of 9.0% over the third quarter of the previous year. Diluted earnings per share increased 13.7% to $.83 for the third quarter of 2003, compared to $.73 for the third quarter of 2002. The return on average assets for the current quarter was 1.60%, unchanged from the third quarter of 2002. The return on average equity was 14.96% compared to 14.36% in 2002. The Company’s efficiency ratio rose slightly to 58.56% for the current quarter, compared to 57.21% in the third quarter of 2002. The increase in net income over the third quarter of last year was the result of an increase in non-interest income of $7.4 million or 10.6% and a decrease of income tax expense of $6.8 million, offset by lower net interest income and higher expenses. Compared to the third quarter of last year, net interest income decreased 3.8% while non-interest expense grew 3.9%; the provision for loan losses also grew by $462 thousand, or 5.0%.

      Net income for the first nine months of 2003 was $152.7 million, a 5.0% increase over the first nine months of 2002. Diluted earnings per share were $2.28 compared to $2.09 for the first nine months of last year, an increase of 9.1%. Most of the increase in net income was due to higher levels of non-interest income, which rose $17.2 million, or 8.3%, and a lower effective income tax rate. Net interest income improved slightly, with an increase of $2.9 million. Non-interest expense rose $13.2 million, or 3.9%, and the provision for loan losses grew $6.4 million. The efficiency ratio for the first nine months of 2003 was 59.52% compared to 58.71% in 2002.

      Effective January 1, 2003, the Company elected to expense the cost of stock options by retroactively applying the rules of Financial Accounting Statement 123. The after-tax per share impact for the nine months ended September 30, 2003 and 2002 was a decline of $.04 in each period. The Company expects the overall annual impact of expensing the cost of stock options to be $.05 per share for 2003.

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

Analysis of Changes in Net Interest Income

	Three Months Ended			Nine Months Ended
	Sept. 30, 2003 vs. 2002			Sept. 30, 2003 vs. 2002

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$5,294	$(16,992)	$(11,698)	$18,819	$(47,228)	$(28,409)
Investment securities:
U.S. government and federal agency securities	2,345	(2,956)	(611)	10,284	(2,215)	8,069
State and municipal obligations	826	(487)	339	2,556	(1,662)	894
CMO’s and asset-backed securities	5,367	(10,004)	(4,637)	12,910	(21,683)	(8,773)
Other securities	1,970	(108)	1,862	2,703	(272)	2,431

Total interest on investment securities	10,508	(13,555)	(3,047)	28,453	(25,832)	2,621

Federal funds sold and securities purchased under agreements to resell	104	(128)	(24)	(405)	(216)	(621)

Total interest income	15,906	(30,675)	(14,769)	46,867	(73,276)	(26,409)

Interest expense:
Deposits:
Savings	44	(322)	(278)	116	(769)	(653)
Interest checking and money market	383	(5,473)	(5,090)	571	(13,192)	(12,621)
Time open & C.D.’s of less than $100,000	(1,293)	(3,397)	(4,690)	(5,145)	(12,105)	(17,250)
Time open & C.D.’s of $100,000 and over	3	(1,094)	(1,091)	1,044	(4,045)	(3,001)

Total interest on deposits	(863)	(10,286)	(11,149)	(3,414)	(30,111)	(33,525)

Federal funds purchased and securities sold under agreements to repurchase	2,616	(2,055)	561	8,734	(4,282)	4,452
Long-term debt and other borrowings	301	(332)	(31)	337	(1,492)	(1,155)

Total interest expense	2,054	(12,673)	(10,619)	5,657	(35,885)	(30,228)

Net interest income, fully taxable equivalent basis	$13,852	$(18,002)	$(4,150)	$41,210	$(37,391)	$3,819

      Net interest income for the third quarter of 2003 was $122.0 million, a decrease of $4.8 million, or 3.8%, compared with the same period last year. For the first nine months of 2003, net interest income totaled $374.9 million, an increase of $2.9 million, or .8%, compared with the first nine months of last year. The net interest margin for the third quarter of 2003 declined to 3.89% compared with 4.40% in the third quarter of last year, while the net interest margin for the first nine months of 2003 was 4.07% compared with 4.40% last year.

      The decrease of $4.2 million in current quarter net interest income (tax equivalent basis), as compared to the third quarter of 2002, was mainly the result of lower yields on loans and investment securities, along with higher average balances of federal funds purchased and securities sold under repurchase agreements, partially offset by lower deposit rates and higher average balances of loans and investment securities. The declining rate environment of the last twelve months (including the recent 25 basis point reduction in June 2003) caused significant portions of the Company’s variably priced loan portfolio to re-price downward, resulting in a reduction in loan rates of 75 basis points. While this same rate environment also enabled deposit rates to decline over the previous year by 53 basis points, because deposit rates were already at low levels, deposit rates did not decline as fast as some loan rates, thus reducing interest margins.

      Growth in average loan balances of $223.5 million over the third quarter of last year helped to partially offset lower interest margins mainly in the areas of business real estate and consumer loans. Also, average balances of investment securities increased $838.4 million over this same time frame, but rates earned declined 118 basis points on the overall portfolio. Much of this decline in rates was due to normal maturities on securities coupled with much higher levels of principal prepayments on mortgage-backed, CMO, and asset-backed securities, which were reinvested at lower rates. During the quarter, principal prepayments on mortgage-backed, CMO, and asset-backed securities totaled $472.7 million compared with $87.7 million in principal prepayments received in the third quarter of 2002.

      As shown in the table above, total interest income (tax equivalent) in the current quarter decreased $14.8 million compared with the third quarter of 2002. This decline was mainly the result of lower interest on loans ($11.7 million) and investment securities ($3.0 million). The reduction in average rates earned on loans of 75 basis points, compared to the third quarter of 2002, had the impact of reducing interest income by $17.0 million. This was partially offset by 2.9% growth in average loans as noted above which contributed additional interest earnings of $5.3 million. The decline in interest on investment securities noted above was attributable to lower rates earned, which reduced interest income by $13.6 million. Higher average balances of investment securities, as mentioned above, offset much of this decline by increasing interest income $10.5 million.

      Compared to the first nine months of 2002, total interest income decreased $26.9 million. The decline reflects the same trends noted above in the quarterly comparison, with declines in average overall yields due to the lower interest rate environment, partly offset by higher balances in loans and investment securities. Interest earned on certain inflation-indexed treasury securities increased $5.9 million over the same period in 2002, which helped to somewhat offset the effects of lower rates on investment securities. Also during the nine months in 2003, adjustments totaling $1.4 million were made, reducing interest income on the Company’s CMO, mortgage-backed and asset-backed securities, to recognize the result of faster principal payments received on these securities. Average tax equivalent yields on total interest earning assets for the nine months were 5.03% in 2003 and 5.81% in 2002.

      For the three months ended September 30, 2003, total interest expense decreased $10.4 million compared to the same quarter last year. This was due mainly to a reduction in deposit rates in all interest bearing deposit categories, which had the effect of reducing interest expense by $10.3 million, along with a decline in average retail certificate of deposit balances. The average balance of federal funds purchased, which have overnight maturities, increased by $443.0 million while securities sold under agreements to repurchase increased by $273.5 million. Much of the proceeds of these borrowings were used to fund loan growth or the purchase of investment securities.

      For the first nine months of 2003, total interest expense decreased $29.7 million compared with 2002. Average rates paid on deposit balances declined 52 basis points, and rates paid on total borrowings also declined 52 basis points. Higher balances in both federal funds purchased and securities sold under repurchase agreements partly offset the decline in rates. The overall average cost of total interest bearing liabilities was 1.10% for the first nine months of 2003 compared to 1.61% for the same period in 2002.

      Summaries of average assets and liabilities and the corresponding average rates earned/paid are located at the end of this discussion.

Non-Interest Income

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30

(Dollars in thousands)	2003	2002	% Change	2003	2002	% Change

Trust fees	$15,446	$14,754	4.7%	$45,044	$45,967	(2.0)%
Deposit account charges and other fees	27,469	23,750	15.7	73,465	67,636	8.6
Bank card transaction fees	15,507	14,715	5.4	46,030	41,827	10.0
Trading account profits and commissions	3,653	4,067	(10.2)	11,613	11,938	(2.7)
Consumer brokerage services	2,306	2,588	(10.9)	6,811	7,710	(11.7)
Mortgage banking revenue	907	1,324	(31.5)	3,558	2,961	20.2
Net gains on securities transactions	896	1,426	(37.2)	5,337	586	810.8
Other	10,756	6,923	55.4	33,389	29,447	13.4

Total non-interest income	$76,940	$69,547	10.6%	$225,247	$208,072	8.3%

Non-interest income as a % of operating income*	38.7%	35.4%		37.5%	35.9%

*	Operating income is calculated as net interest income plus non-interest income.

     For the third quarter of 2003, total non-interest income amounted to $76.9 million compared with $69.5 million in the same quarter last year, an increase of 10.6%. This increase resulted from growth in deposit account, bank card, operating lease, and trust fee revenues. Deposit account fees in the third quarter grew 15.7% over last year as a result of a 21.7% increase in overdraft fees and higher commercial cash management revenues. The large increase in overdraft fees was due to both pricing increases in the Company’s Missouri markets coupled with improved collection efficiencies. Bank card fees for the quarter increased 5.4% over the same period last year, primarily a result of a 14.2% increase in merchant interchange revenue and 9.1% growth in cardholder fees. Debit card fees, however, declined 5.9% because of lower transaction pricing which went into effect in August as a result of the VISA lawsuit settlement, which is described below. Trust fees for the current quarter were up 4.7% over the same quarter last year as a result of higher fees on personal and corporate trust accounts due to improved asset valuations upon which fees are charged. Other non-interest income in the third quarter of 2003 included gains of $1.8 million on student loan sales, which did not occur in the third quarter of 2002. In addition, operating lease revenues of $1.1 million, related to a leasing subsidiary which was acquired at the beginning of 2003, were not present in the third quarter of 2002.

      Non-interest income for the nine months ended September 30, 2003 increased $17.2 million, or 8.3%, over the first nine months of 2002. Deposit account charges rose $5.8 million, or 8.6%, due to higher overdraft fees and cash management fee revenue. Bank card transaction fees rose $4.2 million, or 10.0% ($1.3 million in merchant, $1.8 million in credit card, and $1.2 million in debit card fees) over the prior period. Other non-interest income increased $3.9 million in 2003 compared to the previous year, mainly due to higher levels of student loan sales and the additional operating lease revenues mentioned above. These were partly offset by gains recognized in 2002 from the sale of several bank branches and the sale of the Company’s interest in a community bank. Other declines occurred in trust fees, which fell by $923 thousand from 2002, and consumer brokerage revenue, which decreased $899 thousand in fees from mutual fund sales.

      Net securities gains amounted to $896 thousand for the third quarter of 2003 compared to $1.4 million in the third quarter of last year. On a year to date basis, such gains amounted to $5.3 million and $586 thousand for 2003 and 2002, respectively. The net gain in 2003 included gains of $6.2 million from sales from the banks’ available for sale portfolio, partly offset by losses of $1.4 million on private equity investments held by venture capital subsidiaries. In comparison, the net gain in 2002 included bank gains of $3.0 million, offset by private equity investment losses of $2.4 million.

      As was mentioned in a previous report, in April 2003, VISA U.S.A., Inc. reached an agreement to settle litigation concerning debit card interchange fees with a large group of retailers. As a result of this litigation, the Company previously estimated that debit card revenue, based on current volumes, could potentially decline by approximately $6.2 million, or 10% of estimated annual total bank card transaction fees. Since then, as noted above, new pricing on debit card transactions has gone into effect. However, other transaction and pricing initiatives have been identified which should help reduce this lost revenue. As a result, the Company believes this lost revenue estimate could be reduced by as much as 10% to 20%. Over time, growth in overall transactions will help compensate for these pricing changes. The Company is continuing its evaluation of various initiatives which could further reduce the impact of this lost revenue.

Non-Interest Expense

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30

			%			%
(Dollars in thousands)	2003	2002	Change	2003	2002	Change

Salaries and employee benefits	$65,036	$64,214	1.3%	$199,635	$192,214	3.9%
Net occupancy	9,451	8,835	7.0	29,228	25,469	14.8
Equipment	5,849	5,619	4.1	17,936	16,733	7.2
Supplies and communication	8,539	8,326	2.6	25,479	24,490	4.0
Data processing and software	10,303	10,095	2.1	30,068	34,447	(12.7)
Marketing	3,936	3,838	2.6	10,999	10,834	1.5
Intangible assets amortization	453	508	(10.8)	1,352	1,900	(28.8)
Other	12,863	10,585	21.5	40,682	36,064	12.8

Total non-interest expense	$116,430	$112,020	3.9%	$355,379	$342,151	3.9%

      Non-interest expense for the quarter amounted to $116.4 million, an increase of $4.4 million, or 3.9%, compared with $112.0 million recorded in the third quarter of last year. Compared with the third quarter of last year, salary costs increased 2.3% mainly due to normal merit increases, but offset by lower costs for part-time, over-time and contract labor. Benefit costs declined 4.3% mainly due to lower medical and 401K contribution expenses, offset by higher pension costs. Full time equivalent employees totaled 4,986 and 5,017 at September 30, 2003 and 2002, respectively. Occupancy costs grew $616 thousand, or 7.0%, mainly as a result of higher depreciation costs resulting from a recently renovated office building. Increased costs were also incurred for equipment, data processing, and supplies and communication. Included in other non-interest expense were operating lease depreciation and associated costs totaling $819 thousand related to the leasing subsidiary mentioned above, which were not present last year. Also, minority interest expense, which resulted from venture capital gains reported by a 53%-owned affiliate, increased $1.0 million compared to the previous year when venture capital losses were recorded.

      Non-interest expense rose $13.2 million, or 3.9%, over the first nine months of 2002. Salaries and employee benefits increased $7.4 million, or 3.9%, due to salary merit increases, higher incentive expense, and higher pension plan expense. Occupancy expense increased $3.8 million largely due to higher depreciation and operating costs related to the building renovation noted above. Equipment costs rose $1.2 million due to higher depreciation and service contract expense. Supplies and communication expense increased $989 thousand, resulting from enhancements in computer network communications. Data processing and software expense declined $4.4 million, which resulted mainly from the internalization of the Company’s mainframe computer operations in the second quarter of 2002. Other non-interest expense increased $4.6 million, due largely to new leasing-related costs of $2.6 million and an increase in minority interest expense, as mentioned above.

Provision and Allowance for Loan Losses

				Nine Months Ended
	Three Months Ended			Sept. 30

(Dollars in thousands)	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	2003	2002

Provision for loan losses	$9,655	$9,999	$9,193	$29,674	$23,260

Net loan charge-offs (recoveries):
Business	2,314	3,104	2,831	7,686	5,310
Credit card	4,925	4,641	4,173	14,275	12,774
Personal banking	2,062	1,549	1,611	6,002	4,752
Real estate	359	161	(37)	128	(191)

Total net loan charge-offs	$9,660	$9,455	$8,578	$28,091	$22,645

Annualized total net charge-offs as a percentage of average loans	.48%	.47%	.44%	.47%	.39%

      The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. The Company combines estimates of the reserves needed for loans evaluated on an individual basis for impairment with estimates of the reserves needed for pools of loans with similar risk characteristics. The process to determine reserves uses such tools as the Company’s “watch loan list”, migration models and actual loss experience to identify both individual loans and pools of loans and the amount of reserves that are needed. Additionally, management determines the amount of reserves necessary to offset credit risk issues associated with loan concentrations, economic uncertainties, industry concerns, adverse market changes in estimated or appraised collateral values, and other subjective factors.

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

      Net loan charge-offs for the third quarter of 2003 amounted to $9.7 million compared with $9.5 million in the second quarter of 2003 and $8.6 million in the third quarter of last year. The ratio of net charge-offs to total average loans this quarter was .48%, compared with .47% in the second quarter of 2003 and .44% in the same quarter last year. Net charge-offs for the current quarter included a $1.5 million charge-off of a commercial loan, coupled with higher consumer and credit card charge-offs.

      For the third quarter of 2003, net charge-offs on average credit card loans increased to 3.66%, compared with 3.35% in the third quarter of last year. Also, personal loan net charge-offs (mainly charge-offs on automobile loans) increased this quarter and amounted to .45% of average personal loans compared to .38% in the same period last year.

      Net charge-offs during the first nine months of 2003 amounted to $28.1 million, compared to $22.6 million in the prior period. Net charge-offs increased in the business, credit card, and personal banking loan categories by $2.4 million, $1.5 million, and $1.3 million, respectively. The annualized net charge-off ratios were .47% in 2003 and .39% in 2002.

      The provision for loan losses for the quarter totaled $9.7 million, down slightly from the provision recorded in the second quarter of 2003, but up from $9.2 million recorded in the third quarter of 2002. The provision for loan losses was $29.7 million in the first nine months of 2003 compared to $23.3 million in the same period in 2002. During the first nine months of 2003, the provision exceeded total net loan charge-offs by $1.6 million.

      The allowance for loan losses at September 30, 2003 amounted to $132.7 million, or 1.67% of total loans, and represented 410% of total non-performing loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2003.

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

(Dollars in thousands)	September 30, 2003	December 31, 2002

Non-accrual loans	$32,372	$28,065
Foreclosed real estate	2,036	1,474

Total non-performing assets	$34,408	$29,539

Non-performing assets to total loans	.43%	.38%
Non-performing assets to total assets	.25%	.22%
Loans past due 90 days and still accruing interest	$19,100	$22,428

      Non-accrual loans at September 30, 2003 totaled $32.4 million, an increase of $4.3 million over amounts recorded at December 31, 2002. Lease-related loans comprise 45.2% of the September 30, 2003 non-accrual loan total, with the remainder primarily relating to business or business real estate loans. Total loans past due 90 days or more and still accruing interest amounted to $19.1 million as of September 30, 2003, and have decreased $3.3 million since December 31, 2002. The decline in past due loans has occurred mainly in business and business real estate loans, while past due personal mortgages, consumer and credit card loans have remained fairly constant over the past nine months.

Income Taxes

      The effective tax rate for the nine months ended September 30, 2003 was 29.0%, as compared to 32.3% for the nine months ended September 30, 2002. The effective tax rate is lower in 2003 primarily because of increased tax benefits that result from reorganization initiatives. The reorganization initiatives have favorably affected the Company’s effective tax rate; the impact is expected to be approximately 5% of 2003 income before taxes. There can be no assurance that such favorable effects will be recognized on a continuing basis after December 31, 2003.

      For the three months ended September 30, 2003, the effective tax rate was 24.6%, as compared to 32.9% for the three months ended September 30, 2002. The principal reason for the lower effective tax rate in 2003 is described above. Also, as more fully described in Note 10 to the consolidated financial statements, the tax provision for the three months ended September 30, 2003 includes a favorable adjustment of approximately $3.4 million due to the adjustment of the year to date effective tax rate. In addition, the effective tax rate for the three months ended September 30, 2003 was also reduced for the utilization of additional state tax credits purchased by a subsidiary bank, the contribution of appreciated artwork and receipt of tax-free dividend income from the sale of a venture capital investment.

Financial Condition

Balance Sheet

      Total assets of the Company were $13.6 billion at September 30, 2003 compared to $13.3 billion at December 31, 2002, an increase of 2.5%. Average earning assets during the nine months ended September 30, 2003 totaled $12.4 billion, consisting of loans totaling $8.0 billion and investment securities of $4.3 billion.

      During the first nine months of 2003, total loans increased $69.2 million over balances at December 31, 2002. The increase was the result of growth of $130.5 million in business real estate loans and

$63.2 million in personal real estate loans. Also, consumer (mainly automobile), student, and home equity loans grew by $71.2 million, $74.7 million, and $31.8 million, respectively. This growth was offset by a $304.6 million decline in business loans. The economic climate has remained relatively unchanged from the previous quarter and continues to limit growth in business loans. Businesses remain hesitant to purchase capital items or grow inventories and receivables, which drive commercial borrowings. However, business real estate loans continue to grow, prompted by lower interest rates and opportunities to refinance existing debt. While personal mortgage loan rates have risen somewhat recently, loan originations remained strong through September and the Company has continued to add 15 year fixed rate and some adjustable rate loans to its portfolio. Demand for personal banking loans has shown some seasonal growth in the third quarter of this year, as shown by increases in home equity, student, and other consumer loans.

      Available for sale investment securities, excluding fair value adjustments, increased $416.4 million, or 10.2%, at September 30, 2003 over December 31, 2002. The increase resulted from purchases of securities with liquidity obtained from increases in deposits and borrowings. The growth occurred mainly in inflation-indexed treasuries and asset-backed auto and credit card securities, and was partly offset by reductions in balances on certain mortgage-backed and CMO securities, which were impacted by accelerated principal prepayments. The adjustment to fair value at September 30, 2003 amounted to a net unrealized gain of $114.1 million, which was a decrease of $40.9 million from the year end fair value adjustment. The total investment securities portfolio, at fair value, amounted to $4.6 billion at September 30, 2003, and was comprised mainly of U.S. government and federal agency (33.9%), mortgage-backed (29.8%), and other asset-backed (27.1%) investment securities.

      Total deposits increased $41.2 million at September 30, 2003 compared to December 31, 2002. The increase was due mainly to increases of $66.7 million in non-interest bearing demand deposits and $123.6 million in interest checking, partly offset by a decrease of $173.7 million in C.D.’s of less than $100,000.

      Compared to 2002 year end balances, total borrowings at September 30, 2003 increased $345.6 million. The Company’s short-term borrowings of federal funds purchased and securities sold under agreements to repurchase vary depending on daily liquidity requirements. These borrowings rose $271.9 million during the first nine months of 2003 to a balance of $1.7 billion at September 30, 2003. Longer-term borrowings rose $73.7 million due to additional FHLB advances of $44.4 million and lease financing debt of $24.8 million assumed in the Company’s 2003 acquisition of a leasing subsidiary.

Liquidity and Capital Resources

      Liquidity represents the Company’s ability to obtain cost-effective funding to meet the needs of customers as well as the Company’s financial obligations. Liquidity can be provided through adjustment of the level of short-term overnight investments such as federal funds sold and securities purchased under agreements to resell, in addition to the available for sale investment securities held by subsidiary banks. These liquid assets had a fair value of $4.4 billion at September 30, 2003, which included $977.7 million pledged to secure public deposits, discount window borrowings, and other purposes as required by law. Within the next twelve months, approximately $1.3 billion of the banks’ available for sale portfolio is expected to mature or pay down. The available for sale bank portfolio included an unrealized net gain in fair value of $80.8 million at September 30, 2003 compared to an unrealized net gain of $119.4 million at December 31, 2002. Liquidity can also be obtained through secured advances from the FHLB, of which certain subsidiary banks are members. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. Advances outstanding approximated $367.1 million at September 30, 2003, compared to $322.7 million at December 31, 2002. Of the outstanding FHLB advances, $100.2 million are payable during the next 12 months. An additional $122.2 million is available under FHLB lines of credit at September 30, 2003.

      The liquid assets of the parent bank holding company, Commerce Bancshares, Inc. (Parent), consist primarily of short-term money market mutual funds, corporate bonds and stock, U.S. government and federal agency securities and commercial paper. The fair value of these assets was $245.8 million at

September 30, 2003 compared to $240.7 million at December 31, 2002. Included in the fair values were unrealized net gains of $28.7 million at September 30, 2003 and $30.8 million at December 31, 2002. The Parent’s liabilities totaled $19.5 million at September 30, 2003 compared to $16.2 million at December 31, 2002. Parent liabilities at September 30, 2003 included $9.7 million advanced mainly from subsidiary bank holding companies. These advances consist mainly of subsidiary bank dividends, and are sent to the Parent in order to combine resources for short-term investment in liquid assets. The Parent had no short-term borrowings from affiliate banks or any long-term debt during 2003. The Parent also has the option of issuing its own commercial paper, which management believes is readily marketable with a P1 rating from Moody’s and an A1 rating from Standard & Poor’s. This credit availability should provide adequate funds to meet any outstanding or future commitments of the Parent.

      The Company maintains a treasury stock buyback program; and effective January 2003, was authorized by the Board of Directors to repurchase up to 4 million shares of its common stock. During the first nine months of 2003, the Company purchased approximately 2.2 million shares at an average cost of $39.96. The Company has routinely used these reacquired shares to fund annual stock dividends and various stock option programs.

      In July 2003, the Board of Directors approved an increase in the Company’s regular quarterly cash dividend. Shareholders received a third quarter cash dividend of $.225 per share, a 36.4% increase compared to the $.165 per share paid in the first and second quarters of 2003. As a result of the per share increase, total dividends paid in the third quarter were $3.9 million higher than those paid in the second quarter. In October 2003, the Board approved a fourth quarter cash dividend of $.225 per share, along with the 10th consecutive annual 5% stock dividend, payable December 12, 2003.

      The Company had an equity to asset ratio of 10.8% based on 2003 average balances. As shown in the following table, the Company’s capital exceeded the minimum risk-based capital and leverage requirements of the regulatory agencies.

			Minimum
			Ratios for
			Well-Capitalized
(Dollars in thousands)	September 30, 2003	December 31, 2002	Banks

Risk-Adjusted Assets	$10,394,960	$10,083,075
Tier I Capital	1,323,205	1,277,116
Total Capital	1,467,614	1,416,839
Tier I Capital Ratio	12.73%	12.67%	6.00%
Total Capital Ratio	14.12%	14.05%	10.00%
Leverage Ratio	9.88%	10.18%	5.00%

      The following discussion is based on cash flow amounts that exclude changes resulting from bank acquisitions and branch dispositions. The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $542.9 million at September 30, 2003, a decrease of $167.5 million from December 31, 2002. Contributing to the net cash outflow were $426.1 million in purchases of investment securities, net of sales and maturities, treasury stock purchases of $89.3 million, and a net increase of $79.8 million in overnight investments in federal funds sold and resell agreements. These cash outflows were partly offset by deposit growth of $49.9 million, a net increase in total borrowings of $297.3 million, and $184.7 million generated from operating activities.

      The Company has various commitments and contingent liabilities which are properly not reflected on the balance sheet. Loan commitments (excluding derivative instruments and lines of credit related to credit cards) totaled approximately $3.1 billion, and commercial letters of credit totaled $23.3 million at September 30, 2003.

Impact of Recently Issued Accounting Standards

      As discussed in the Company’s 2002 Annual Report on Form 10-K, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, in January 2003, which requires that investments in variable interest entities (VIE) be consolidated by the entity that has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected returns, or both. The consolidation requirements of Interpretation No. 46 were originally effective September 30, 2003 for investments in VIE’s made prior to February 1, 2003, and effective March 31, 2003 for investments in VIE’s made on February 1, 2003 or thereafter. As mentioned in the previous report on Form 10-Q, the Company has several Small Business Investment Company (SBIC)-related private equity investments and other investments in low income housing partnerships which are being evaluated under several provisions of Interpretation No. 46. The FASB has currently elected to reconsider provisions of Interpretation No. 46 concerning SBIC-related private equity investments and does not currently require these types of investments to be consolidated. Also, the FASB subsequently deferred the effective date until December 31, 2003 for all investments in VIE’s made prior to February 1, 2003. If consolidation is ultimately required for any of these investments, the Company’s assets, liabilities, revenues and expenses would be adjusted to reflect the consolidation of these investments; however, it is not expected that net income would be significantly affected.

      The FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, in May 2003. Statement No. 150 established standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify financial instruments that are within its scope as a liability (or an asset in some circumstances). Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; and (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares, or variations inversely related to changes in the fair value of the issuer’s equity shares. Statement No. 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the Statement on July 1, 2003 did not have a significant impact on the Company’s financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Nine Months Ended September 30, 2003 and 2002

	Nine Months 2003			Nine Months 2002

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business (A)	$2,196,503	$69,148	4.21%	$2,406,591	$87,222	4.85%
Real estate – construction	401,964	13,076	4.35	468,358	17,918	5.12
Real estate – business	1,818,562	70,760	5.20	1,467,945	66,505	6.06
Real estate – personal	1,294,129	55,772	5.76	1,250,564	62,875	6.72
Personal banking	1,773,068	77,780	5.87	1,615,597	82,915	6.86
Credit card	523,254	41,863	10.70	486,972	39,373	10.81

Total loans	8,007,480	328,399	5.48	7,696,027	356,808	6.20

Investment securities:
U.S. government & federal agency	1,499,208	49,392	4.40	1,200,297	41,323	4.60
State & municipal obligations (A)	82,007	3,181	5.19	38,748	2,287	7.89
CMO’s and asset-backed securities	2,432,139	76,480	4.20	2,112,496	85,253	5.40
Trading securities	19,576	556	3.80	10,607	402	5.07
Other marketable securities (A)	219,407	3,591	2.19	132,382	3,229	3.26
Non-marketable securities	73,474	3,962	7.21	65,744	2,047	4.16

Total investment securities	4,325,811	137,162	4.24	3,560,274	134,541	5.05

Federal funds sold and securities purchased under agreements to resell	55,726	565	1.36	86,273	1,186	1.84

Total interest earning assets	12,389,017	466,126	5.03	11,342,574	492,535	5.81

Less allowance for loan losses	(131,987)			(129,680)
Unrealized gain on investment securities	153,870			101,489
Cash and due from banks	510,713			510,109
Land, buildings and equipment, net	337,194			327,481
Other assets	168,449			146,358

Total assets	$13,427,256			$12,298,331

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$377,585	1,047	.37	$353,767	1,700	.64
Interest checking and money market	5,975,635	21,432	.48	5,734,276	34,053	.79
Time open & C.D.’s of less than $100,000	1,865,995	37,915	2.72	2,072,633	55,165	3.56
Time open & C.D.’s of $100,000 and over	721,161	11,214	2.08	662,030	14,215	2.87

Total interest bearing deposits	8,940,376	71,608	1.07	8,822,706	105,133	1.59

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,463,903	11,154	1.02	683,235	6,702	1.31
Long-term debt and other borrowings (B)	387,264	6,114	2.11	369,523	7,269	2.63

Total borrowings	1,851,167	17,268	1.25	1,052,758	13,971	1.77

Total interest bearing liabilities	10,791,543	88,876	1.10%	9,875,464	119,104	1.61%

Non-interest bearing demand deposits	1,049,274			961,579
Other liabilities	139,266			114,749
Stockholders’ equity	1,447,173			1,346,539

Total liabilities and equity	$13,427,256			$12,298,331

Net interest margin (T/E)		$377,250			$373,431

Net yield on interest earning assets			4.07%			4.40%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Three Months Ended September 30, 2003 and 2002

	Third Quarter 2003			Third Quarter 2002

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business (A)	$2,072,666	$21,637	4.14%	$2,404,059	$29,298	4.84%
Real estate – construction	399,141	4,206	4.18	486,704	6,131	5.00
Real estate – business	1,851,866	23,564	5.05	1,476,920	22,242	5.97
Real estate – personal	1,312,740	17,941	5.42	1,228,342	20,172	6.52
Personal banking	1,837,508	25,931	5.60	1,693,411	27,824	6.52
Credit card	533,213	14,313	10.65	494,171	13,623	10.94

Total loans	8,007,134	107,592	5.33	7,783,607	119,290	6.08

Investment securities:
U.S. government & federal agency	1,554,510	13,892	3.55	1,338,146	14,503	4.30
State & municipal obligations (A)	80,105	1,056	5.23	37,184	717	7.65
CMO’s and asset-backed securities	2,534,563	23,266	3.64	2,125,855	27,903	5.21
Trading securities	10,565	96	3.61	10,627	131	4.89
Other marketable securities (A)	232,234	1,480	2.53	74,204	861	4.60
Non-marketable securities	78,180	2,014	10.22	65,763	736	4.44

Total investment securities	4,490,157	41,804	3.69	3,651,779	44,851	4.87

Federal funds sold and securities purchased under agreements to resell	65,026	210	1.28	45,194	234	2.05

Total interest earning assets	12,562,317	149,606	4.72	11,480,580	164,375	5.68

Less allowance for loan losses	(132,174)			(129,629)
Unrealized gain on investment securities	140,147			145,638
Cash and due from banks	523,308			510,322
Land, buildings and equipment, net	336,144			333,991
Other assets	161,160			149,269

Total assets	$13,590,902			$12,490,171

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$386,470	303	.31	$358,990	581	.64
Interest checking and money market	6,076,076	5,989	.39	5,739,434	11,079	.77
Time open & C.D.’s of less than $100,000	1,806,005	11,354	2.49	1,999,354	16,044	3.18
Time open & C.D.’s of $100,000 and over	651,504	3,363	2.05	666,333	4,454	2.65

Total interest bearing deposits	8,920,055	21,009	.93	8,764,111	32,158	1.46

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,558,322	3,505	.89	843,392	2,944	1.38
Long-term debt and other borrowings (B)	410,123	2,027	1.96	355,842	2,058	2.29

Total borrowings	1,968,445	5,532	1.11	1,199,234	5,002	1.65

Total interest bearing liabilities	10,888,500	26,541	.97%	9,963,345	37,160	1.48%

Non-interest bearing demand deposits	1,112,998			997,069
Other liabilities	132,546			137,161
Stockholders’ equity	1,456,858			1,392,596

Total liabilities and equity	$13,590,902			$12,490,171

Net interest margin (T/ E)		$123,065			$127,215

Net yield on interest earning assets			3.89%			4.40%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	September 30, 2003		June 30, 2003		December 31, 2002

	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

Scenario
200 basis points rising	$(1.5)	(.32)%	$1.0	.22%	$.2	.03%
100 basis points rising	1.5	.31	1.4	.29	1.2	.23
100 basis points falling	(4.5)	(.94)	(1.6)	(.33)	(7.1)	(1.41)

      During the third quarter of 2003, low interest rate levels coupled with a continued sluggish economy continued to constrain business loan growth. While consumer lending did show growth, it was more than offset by a reduction in the average balance of business loans. The low rate environment also promoted record refinancings in the mortgage banking industry, which in turn resulted in faster principal prepayments in the Company’s mortgage-backed and CMO investment securities, requiring the Company to reinvest in lower yielding securities. These prepayment levels created increased premium amortization on these bonds that also reduced investment yields. Even with high levels of prepayments, average investment securities increased $93.4 million during the third quarter of 2003.

      While the Federal Reserve lowered the federal funds rate target in June 2003 by 25 basis points, not all of this rate reduction could be passed on to deposit customers, since rates were already at historically low levels. During the third quarter of 2003, average deposits declined slightly but reflected a continued decline in certificate of deposit balances (decline of $193.8 million in quarterly average balances) offset by growth in money market and interest checking balances of $106.0 million. During the quarter, overnight and longer term debt balances increased $53.8 million mainly to support the increases in investments securities noted above.

      The Company’s simulation models continue to show interest rate changes as having a relatively modest effect on net interest income, with less than 1% impact in the scenarios at September 30, 2003 in the table above. As of September 30, 2003, new simulation models and assumptions now reflect higher risks to the Company’s net interest income should rates rise more rapidly, as under the 200 basis point rising scenario. Under this scenario, a rapid increase in rates would enable large sections of the Company’s loan portfolio to re-price upward quickly. This, however, would be offset by the effects of a large investment securities portfolio which primarily has fixed rates and would not re-price with rate changes. Also under this scenario, given the current low rates being paid on deposits, the larger rate increase with this scenario would put greater pressure on the Company to raise deposit rates more rapidly, thus offsetting the positive effects of the loan re-pricing. The table above shows that under the 100 basis point rising scenario, net interest income is more positively impacted since under these assumptions, rates on deposits can be increased more gradually, thus allowing the re-pricing of sections of the loan portfolio to have a greater positive impact on net interest income. Under the 100 basis point falling rate scenario in the table above, lower rates are modeled to reduce loan interest directly, but because deposit rates are at such low levels, further reduction of rates on much of the Company’s non-maturity deposits would be limited. Accordingly, net interest income would decrease, as there would be limited offsets to the reduced loan interest.

      For further discussion of the Company’s market risk, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity included in the Company’s 2002 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

See Index to Exhibits

      (b) Reports on Form 8-K:

On July 16, 2003, the Registrant furnished its announcement of second quarter earnings.

On July 25, 2003, the Registrant furnished its announcement regarding an increase in the third quarter cash dividend.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By:	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President & Secretary

Date: November 14, 2003

By:	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 14, 2003

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