Form 10-K
period 2003-12-31
COMMERCE BANCSHARES INC /MO/
filed 2004-03-12
CIK 22356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

------------------------------------------------------

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

------------------------------------------------

For the Fiscal Year Ended December 31, 2003 — Commission File No. 0-2989

COMMERCE BANCSHARES, INC.

-------------------------------------------------

(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0889454 (IRS Employer Identification No.)

1000 Walnut, Kansas City, MO (Address of principal executive offices)	64106 (Zip Code)

(816) 234-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

---------------------------------------------------------------------------

NONE

Securities registered pursuant to Section 12(g) of the Act:

---------------------------------------------------------------------------

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

As of February 9, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,673,000,000.

As of February 9, 2004, there were 67,899,501 shares of Registrant’s $5 Par Value Common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

-----------------------------------------------------------

Portions of the definitive proxy statement with respect to the annual meeting of shareholders to be held on April 21, 2004, are incorporated in Part III.

Commerce Bancshares, Inc.

Form 10-K

PART I

Item 1. BUSINESS

General

      Commerce Bancshares, Inc. (the “Company”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns all of the outstanding capital stock of four national banking associations, which are headquartered in Missouri, Illinois, Kansas, and Nebraska. The Nebraska bank is limited in its activities to the issuance of credit cards. The remaining three banking subsidiaries engage in general banking business, providing a broad range of retail, corporate, investment and private banking products and services to individuals and businesses. The Company also owns, directly or through its banking subsidiaries, various non-banking subsidiaries. Their activities include owning real estate leased to the Company’s banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the banking subsidiaries), venture capital investment, securities brokerage, mortgage banking, and leasing activities. The Company owns two second tier holding companies that are the direct owners of several of the above-mentioned banks. A list of the Company’s subsidiaries is included as Exhibit 21.

      The Company is the largest bank holding company headquartered in Missouri. At December 31, 2003, the Company had consolidated assets of $14.3 billion, loans of $8.1 billion, deposits of $10.2 billion, and stockholders’ equity of $1.5 billion.

      The Company’s Missouri bank charter is its largest, with total assets of $12.1 billion and offices in both Missouri and Kansas. The Missouri bank charter comprises approximately 85% of the banking assets of the Company. The Company’s bank charters in Kansas and Illinois operate within each of the states and have total assets of $1.2 billion and $903 million, respectively. The Kansas banking charter has significant operations and banking facilities mainly in the areas of Wichita, Hays, and Garden City, Kansas, along with facilities in the southeast Kansas area. The Illinois banking charter operates mainly in the Peoria and Bloomington, Illinois areas.

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

      The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. On January 1, 2003, the Company acquired The Vaughn Group, Inc., a direct equipment lessor based in Cincinnati, Ohio with a portfolio of direct financing, sales type and operating leases. The Company’s most recent bank acquisition was in March 2001, when Breckenridge Bancshares Company and its subsidiary, Centennial Bank, were acquired. For additional information on these acquisitions and other branch disposition activity, refer to pages 11 and 52.

Operating Segments

      The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, bank card, student lending, and discount brokerage services. It provides services through a network of 185 full-service branches, an extensive ATM network, and the use of alternative delivery channels such as online banking and telephone banking. In 2003, this segment contributed 42% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, leasing, and international services, as well as business, government deposit and cash management services. In 2003, it contributed 47% of total segment pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment portfolio management services. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold to individuals and institutional investors through the Capital Markets group, which is also included in this segment. At December 31, 2003, the Money Management segment managed investments with a market value of $9.7 billion and administered an additional $7.2 billion in non-managed assets. Additional information relating to operating segments can be found on pages 34 and 68.

Supervision and Regulation

General

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

      In addition to its regulatory powers, the Federal Reserve impacts the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past, most notably the low rate environment in recent years. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the financial statements of the Company

Subsidiary Banks

      Under Federal Reserve policy, the Company is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not otherwise do so. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Payment of Dividends

      The principal source of the Company’s cash revenues is dividends from the subsidiary banks. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The OCC limits the payment of dividends by bank subsidiaries in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. The payment of dividends by the bank subsidiaries may also be affected by factors such as the maintenance of adequate capital.

Capital Adequacy

      The Company is required to comply with the capital adequacy standards established by the Federal Reserve. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the “Total Risk-Based Capital Ratio”), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, term subordinated debt and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

      In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2003, all of the subsidiary banks were “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 70.

Legislation

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

      In 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as the Company’s broker-dealer subsidiary. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Employees

      The Company and its subsidiaries employed 4,399 persons on a full-time basis and 701 persons on a part-time basis at December 31, 2003. The Company provides a variety of benefit programs including retirement and 401K plans as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

Available Information

      The Company’s principal offices are located at 1000 Walnut, Kansas City, Missouri (telephone number 816-234-2000). The Company makes available free of charge, through its web site at www.commercebank.com, reports filed with the Securities and Exchange Commission as soon as reasonably practicable after the electronic filing. These filings include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.

Statistical Disclosure

      The information required by Securities Act Guide 3 – “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	13, 38-41
II.	Investment Portfolio	25-26, 55-57
III.	Loan Portfolio Types of Loans	18
	Maturities and Sensitivities of Loans to Changes in Interest Rates	19
	Risk Elements	24-25
IV.	Summary of Loan Loss Experience	22-24
V.	Deposits	38-39, 58-59
VI.	Return on Equity and Assets	9
VII.	Short-Term Borrowings	59-60

Item 2. PROPERTIES

      The Missouri, Illinois, and Kansas bank subsidiaries maintain their main offices in various multi-story office buildings. These are owned by the bank or a subsidiary of the bank. The banks lease unoccupied premises to the public. The buildings, located in the downtown areas of the major market they serve, include:

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut Kansas City, MO	256,000	80%	78%
1000 Walnut Kansas City, MO	403,000	65	32
720 Main Kansas City, MO	194,000	100	100
8000 Forsyth Clayton, MO	178,000	92	90
416 Main Peoria, IL	149,000	83	25
150 N. Main Wichita, KS	126,000	85	53

      The Nebraska credit card bank leases its offices in Omaha, Nebraska. Additionally, certain other installment loan and credit card functions operate out of leased offices in downtown Kansas City. The Company also has 178 branch locations in Missouri, Illinois and Kansas which are owned or leased, and an additional 143 off-site ATM locations.

Item 3. LEGAL PROCEEDINGS

      The information required by this item is set forth in Item 8 under Note 18, Commitments, Contingencies and Guarantees on page 75.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2003 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commerce Bancshares, Inc.

Common Stock Data

      The following table sets forth the high and low prices of actual transactions for the Company’s common stock (CBSH) and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2003).

				Cash
	Quarter	High	Low	Dividends

2003	First	$39.22	$33.52	$.157
	Second	39.52	34.00	.157
	Third	43.62	36.48	.214
	Fourth	49.34	41.59	.214

2002	First	$40.42	$34.10	$.147
	Second	42.49	38.37	.147
	Third	40.58	33.14	.147
	Fourth	39.49	31.40	.147

2001	First	$37.68	$29.05	$.138
	Second	32.99	28.44	.138
	Third	35.11	30.30	.138
	Fourth	35.37	29.91	.138

      Commerce Bancshares, Inc. common shares are publicly traded on The Nasdaq Stock Market (NASDAQ). NASDAQ is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Company had 4,920 shareholders of record as of December 31, 2003.

Item 6. SELECTED FINANCIAL DATA

      The required information is set forth below in Item 7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Commerce Bancshares, Inc. (the Company) operates as a super-community bank offering an array of sophisticated financial products delivered with high-quality, personal customer service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from over 300 locations in Missouri, Kansas, and Illinois, using delivery platforms which include an expansive ATM network, full-featured online banking, and a central contact center.

      The core of the Company’s competitive advantage is its concentration on relationship banking with high service levels and competitive products. In order to enhance shareholder value, the Company focuses on extending its core revenue, expanding its market share, utilizing improved technology, and enhancing customer satisfaction.

      Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•	Growth in earning per share – Diluted earnings per share rose 8.9% over 2002 and has risen 9.8%, compounded annually, over the last 5 years

•	Growth in total revenue – Total revenue is comprised of net interest income and non-interest income, and grew 3.0% over 2002. Net interest income increased slightly over 2002, in spite of historically low short-term interest rates. Non-interest income rose 7.5%.

•	Expense control – Total non-interest expense grew by only 3% this year due to prudent management and expanded use of technology.

•	Asset quality – Net charge-offs during 2003 averaged .46% of loans compared to .43% in 2002.

•	Shareholder return – Total shareholder return, including the stock price and dividends, was 9.9% over the past 5 years.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balance sheets):	2003	2002	2001	2000	1999

Return on total assets	1.52%	1.58%	1.52%	1.59%	1.46%
Return on stockholders’ equity	14.27	14.42	14.56	15.91	15.05
Tier I capital ratio	12.31	12.67	12.28	12.04	11.68
Total capital ratio	13.70	14.05	13.64	13.36	12.99
Leverage ratio	9.71	10.18	9.81	9.91	9.17
Efficiency ratio*	58.83	58.62	58.79	59.03	60.06
Loans to deposits	79.96	79.29	82.49	87.26	77.94
Net yield on interest earning assets (tax equivalent basis)	4.04	4.39	4.35	4.74	4.62
Non-interest bearing deposits to total deposits	10.81	9.96	11.63	14.89	14.82
Equity to total assets	10.68	10.97	10.46	10.01	9.73
Cash dividend payout ratio	25.19	21.78	22.76	21.74	22.55

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions).

Selected Financial Data

(In thousands, except per share data)	2003	2002	2001	2000	1999

Net interest income	$502,392	$499,965	$468,775	$481,646	$467,184
Provision for loan losses	40,676	34,108	36,423	35,159	35,335
Non-interest income	301,667	280,572	274,999	255,636	239,134
Non-interest expense	472,144	458,200	443,097	438,448	427,748
Net income	206,524	196,310	178,712	175,558	162,731
Net income per share-basic*	2.98	2.74	2.46	2.37	2.11
Net income per share-diluted*	2.95	2.71	2.43	2.35	2.08
Cash dividends	51,266	42,185	40,254	37,613	36,054
Cash dividends per share*	.743	.590	.553	.510	.470
Market price per share*	49.02	37.42	35.37	36.71	27.87
Book value per share*	21.37	20.21	17.72	15.85	14.27
Common shares outstanding*	67,891	70,381	72,069	72,377	75,816
Total assets	14,287,164	13,308,415	12,908,146	11,120,741	11,408,576
Loans	8,142,679	7,875,944	7,638,482	7,906,665	7,576,892
Investment securities	5,039,194	4,275,248	3,732,257	1,956,084	2,524,383
Deposits	10,206,208	9,913,311	10,031,885	9,079,282	9,163,357
Long-term debt	300,977	338,457	392,586	124,684	25,735
Stockholders’ equity	1,450,954	1,422,452	1,277,157	1,147,081	1,082,192
Non-performing assets	33,685	29,539	30,768	21,324	14,326

*	Restated for the 5% stock dividend distributed in December 2003.

Results of Operations

				$ Change		% Change

(Dollars in thousands)	2003	2002	2001	’03-’02	’02-’01	’03-’02	’02-’01

Net interest income	$502,392	$499,965	$468,775	$2,427	$31,190	.5%	6.7%
Provision for loan losses	(40,676)	(34,108)	(36,423)	6,568	(2,315)	19.3	(6.4)
Non-interest income	301,667	280,572	274,999	21,095	5,573	7.5	2.0
Non-interest expense	(472,144)	(458,200)	(443,097)	13,944	15,103	3.0	3.4
Income taxes	(84,715)	(91,919)	(85,542)	(7,204)	6,377	(7.8)	7.5

Net income	$206,524	$196,310	$178,712	$10,214	$17,598	5.2%	9.8%

      Commerce Bancshares, Inc. announced an 8.9% increase in fully diluted earnings per share, which rose to $2.95 in 2003 compared to $2.71 in 2002. Net income for 2003 was $206.5 million, which rose 5.2% over 2002, making 2003 the 19th consecutive year of record earnings. Return on assets amounted to 1.52% compared with 1.58% last year and the return on equity totaled 14.27% compared to 14.42% last year. The efficiency ratio was 58.83% in 2003 compared with 58.62% in 2002.

      Net income rose in 2003 principally due to growth in non-interest income of $21.1 million, or 7.5%, combined with effective expense management and lower income tax expense. Non-interest expense increased by 3.0% over last year and income tax expense declined 7.8%. Net interest income rose slightly, reflecting the effects of low short-term interest rates and a lack of growth in commercial loans. The provision for loan losses increased $6.6 million to $40.7 million, largely due to increases in consumer credit losses. The increase in non-interest income was largely due to increases in deposit account fees of 12.4% and bank card fees of 7.6%, partly offset by small declines in bond, brokerage, and mortgage banking revenues. Non-interest expense increased a modest 3.0%, mainly due to increases in salaries and benefits costs (up 3.4%), but pressured by higher costs for occupancy (up 11.8%) and equipment (up 5.4%). These increases were partly offset by a 9.8% decline in data processing and software expense. Income tax expense declined in 2003 primarily due to the recognition of additional tax benefits from various corporate reorganization initiatives.

      Net income in 2002 was $196.3 million, which was a $17.6 million, or 9.8%, increase over 2001. Diluted earnings per share increased 11.5% to $2.71 compared to $2.43 in 2001. The increase in net income resulted from strong growth in net interest income of $31.2 million, or 6.7%, coupled with lower credit costs and good expense management. Non-interest income increased 2.0% while non-interest expense grew by

3.4%. The provision for loan losses totaled $34.1 million and was 6.4% less than amounts recorded in the prior year. Net interest income grew mainly as a result of the continued re-pricing of deposit products, especially certificates of deposit, and overall growth in earning assets. The growth in non-interest income occurred mainly as a result of deposit account fees (up 8.1%), bank card fees (up 6.0%) and higher fees earned on bond and brokerage activity, offset by lower trust fees. Non-interest expense grew 3.4% mainly as a result of growth in salaries and benefits of 6.0%, occupancy of 8.1% and higher costs for equipment and marketing. Offsetting these were lower costs for data processing, supplies, and goodwill amortization.

      Effective January 2003, the Company acquired The Vaughn Group, Inc. (Vaughn), a direct equipment lessor based in Cincinnati, Ohio. At acquisition, Vaughn had a lease portfolio that was mainly comprised of $38.7 million of direct financing leases. These leases are secured mainly by computer hardware and office equipment. In addition, at the date of acquisition Vaughn serviced approximately $350 million of lease agreements for other institutions involving capital equipment, ranging from production machinery to transportation equipment. The Company issued a combination of cash and stock to complete this purchase. Goodwill of $5.3 million was recognized in the transaction and recorded in the 2003 consolidated balance sheet.

      In March 2001, the Company acquired Breckenridge Bancshares Company and its subsidiary, Centennial Bank. The bank had three locations in the St. Louis area, with assets of $254 million, loans of $189 million, and deposits of $216 million. Common stock valued at $34.4 million was issued by the Company as consideration in the transaction. The acquisition was accounted for as a pooling of interests transaction; however, the Company’s prior year financial statements were not restated because restated amounts did not differ materially from historical results.

      The Company continually evaluates its network of bank branches throughout Missouri, Kansas and Illinois. As a result of this evaluation process, the Company sold two branch facilities in 2003, at their approximate cost. During 2002, the Company sold two bank branches and a branch facility, realizing pre-tax gains of $2.4 million on these sales. The branches sold in 2002 had loans of $15.0 million, deposits of $38.4 million, and premises of $2.9 million. In 2001, the Company sold one bank branch and two branch facilities. Pre-tax gains of $2.2 million were realized on the 2001 sales, which included loans of $662 thousand, deposits of $5.3 million, and premises of $714 thousand.

      Effective January 1, 2003, the Company voluntarily adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, pursuant to which the cost of stock options are expensed. The Company restated all prior periods to reflect the compensation expense that would have been recognized had the recognition provisions of Statement No. 123 been applied to all options granted to employees after January 1, 1995. The effect of the restatement on 2002 and 2001 was to lower earnings per share by $.04 in each year.

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

      The Company distributed a 5% stock dividend for the tenth consecutive year on December 12, 2003. All per share and average share data in this report has been restated to reflect the 2003 stock dividend.

Critical Accounting Policies

      The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations.

      The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain non-marketable investments, pension accounting, and accounting for income taxes.

      The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, nevertheless, actual outcomes may differ significantly from estimated results, especially in the areas of determining allowances for business, lease, construction and business real estate loans. These loan types are normally larger and more complex, and their collection rates are harder to predict. Consumer loans, including personal mortgage, credit card and personal loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Extensive explanation of the methodologies used in establishing the allowance is provided in the Allowance for Loan Losses section of this discussion.

      The Company, through its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $24.9 million at December 31, 2003. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably and conservatively reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments. However, since the portfolio is not significant relative to the Company as a whole, it is not expected that differences between key assumptions and actual outcomes on realization of these assets will materially impact overall Company net income performance.

      Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Moody’s AA corporate bond yields and other market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels. While differences in these rate assumptions could alter pension expense, given not only past history and controls in place including use of expert opinions, it is not expected that such estimates could alter expense by more than $1 to $3 million.

      The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact the Company’s financial position and its results of operations. Discussion of income taxes, including estimates of future income tax expense, is presented on page 18 of this discussion and in Note 9 on Income Taxes in the consolidated financial statements.

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

	2003			2002

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$22,005	$(60,705)	$(38,700)	$(1,919)	$(116,646)	$(118,565)
Investment securities:
U.S. government and federal agency obligations	14,395	(4,318)	10,077	18,573	(10,080)	8,493
State and municipal obligations	2,969	(1,909)	1,060	(1,091)	(55)	(1,146)
Mortgage and asset-backed securities	20,538	(29,560)	(9,022)	50,046	(14,409)	35,637
Other securities	3,900	(1,283)	2,617	(1,808)	(1,383)	(3,191)
Federal funds sold and securities purchased under agreements to resell	(364)	(291)	(655)	(18,821)	(2,079)	(20,900)

Total interest income	63,443	(98,066)	(34,623)	44,980	(144,652)	(99,672)

Interest expense
Interest bearing deposits:
Savings	163	(958)	(795)	315	(1,514)	(1,199)
Interest checking and money market	853	(16,563)	(15,710)	4,225	(58,870)	(54,645)
Time open and C.D.’s of less than $100,000	(6,467)	(15,460)	(21,927)	(12,630)	(38,854)	(51,484)
Time open and C.D.’s of $100,000 and over	1,197	(5,171)	(3,974)	5,102	(14,549)	(9,447)
Federal funds purchased and securities sold under agreements to repurchase	10,815	(5,426)	5,389	5,550	(14,978)	(9,428)
Long-term debt and other borrowings	622	(1,669)	(1,047)	3,305	(7,781)	(4,476)

Total interest expense	7,183	(45,247)	(38,064)	5,867	(136,546)	(130,679)

Net interest income, fully taxable equivalent basis	$56,260	$(52,819)	$3,441	$39,113	$(8,106)	$31,007

      Net interest income was $502.4 million in 2003, $500.0 million in 2002 and $468.8 million in 2001. Compared to the prior year, net interest income increased $2.4 million, or .5%, in 2003 compared to an increase of $31.2 million, or 6.7%, in 2002. During 2003, net interest income increased only slightly over amounts recorded last year mainly because of the continued re-pricing downward of interest earning assets, which moved down faster than rates paid on interest bearing liabilities. Yields on earning assets declined 77 basis points from the previous year, while rates paid on deposits and other borrowings declined by 48 basis points. During the year, the Federal Reserve lowered the federal funds target rate once in June by 25 basis points. This had the effect of lowering rates earned on many loans in the Company’s loan portfolio, which were tied to variable rates. Much of the Company’s non-maturity deposit portfolio (i.e., interest checking and money market accounts) was already at low rates and could not be lowered commensurate with the reduction of loan rates. As a result, the Company’s net interest margin narrowed to 4.04% from 4.39% in the previous year. Also putting pressure on net interest income was an acceleration of early payments received on parts of the Company’s mortgage related investment portfolio, which caused increased bond premium amortization. To partly mitigate this result, the Company purchased new investment securities to generate added interest income and grew the year to date average balance by $845.6 million. These purchases were funded by some growth in deposits and other borrowed funds. Also, average loans grew by $247.7 million during 2003 and certificate of deposit balances declined, both of which increased net interest income. Towards the end of the year, interest margins began to grow, aided by lower securities prepayments causing lower bond premium amortization, and growth in both loan and investment securities balances.

      During 2002, interest rates were stable through October. Most of the re-pricing came from the Company’s certificate of deposit products, although certain money market deposits also began to re-price downward in late summer. In November 2002, the Federal Reserve lowered short-term rates by 50 basis points, which reduced interest income on large portions of the Company’s loan portfolio that were variably priced. Rates on deposits were also lowered, but some interest checking and savings products had only limited rate reductions due to the already low rate environment. The large fixed rate investment portfolio helped temper the effects of these rate reductions; however, the net interest margin did compress somewhat in the fourth quarter.

      The net yield on earning assets was 4.04% in 2003, 4.39% in 2002 and 4.35% in 2001. Average interest earning assets rose 9.4% in 2003 over 2002, compared to a 5.7% increase in 2002 over 2001. Average interest bearing liabilities increased 9.3% in 2003 compared to a 7.4% increase in 2002.

      Total interest income was $617.4 million in 2003, $652.6 million in 2002 and $751.8 million in 2001. Tax equivalent interest income did not materially differ. Interest income declined $35.1 million, or 5.4%, in 2003 compared to the previous year. As mentioned above, this decline was primarily due to decreases in yields on all loan categories and the Company’s investment securities portfolio, as a result of the reduction in market rates occurring mainly late in 2002 and in 2003. Average loan balances, which earn higher rates, increased $247.7 million during 2003 and generated approximately $22 million of interest income; however, this increase was offset by the effect of lower rates which reduced interest income by over $60 million. Since large sections of the loan portfolio are tied to indices which fluctuate with the prime rate, the rate reductions by the Federal Reserve mentioned above caused much of the loan portfolio to re-price downward. Yields on investment securities were also lower, as maturing securities and an acceleration of early principal payments on mortgage-backed securities were reinvested in lower earning securities and bond premiums were amortized at a faster pace. However, through additional purchases, average balances of investment securities grew $845.6 million, contributing approximately $42 million in additional interest income. At December 31, 2003, average balances of investment securities comprised 35% of average earning assets compared to 31% in 2002. Average loans comprised 64% of average earning assets, down from 68% in 2002.

      Total interest income declined $99.2 million, or 13.2% in 2002 compared to 2001. Average loan balances decreased $48.2 million or .6% in 2002 compared to 2001, while loan yields declined 149 basis points. Increased liquidity provided by deposit growth and increased borrowings allowed the Company to purchase investment securities, which increased an average of $1.1 billion. However, average rates earned on investment securities and overnight investments fell 66 and 237 basis points, respectively, during 2002. The effect of interest rate declines on earning assets, especially loan rates, more than offset the income provided by higher average investment balances.

      Total interest expense was $115.0 million in 2003, $152.6 million in 2002 and $283.0 million in 2001. Interest expense declined $37.6 million, or 24.6%, in 2003 compared to 2002. The average rate paid on interest bearing liabilities was 1.06% in 2003 compared to 1.54% in 2002. The lower interest rate environment described above resulted in an interest rate decline of 50 basis points on deposits and 29 basis points on overnight borrowings. The decline in deposit rates affected all deposit products, with the largest effect on the Company’s money market deposit accounts, where rates declined 52 basis points. A decline of $207.9 million in average retail certificates of deposit decreased interest expense by $6.5 million. In addition, new certificates of deposit issued in 2003 were at lower rates which further lowered interest expense compared to 2002. This continued re-pricing of deposits was offset by an increase in interest expense of $4.8 million on other borrowings which resulted mainly from growth of $776.2 million in average federal funds purchased and repurchase agreements.

      In 2002, interest expense decreased $130.4 million, or 46.1%, from 2001. The decrease was due to rate declines of 148 basis points on deposits, 191 basis points on overnight borrowings, and 212 basis points on longer-term borrowings. The decline in deposit interest resulted mainly from rate reductions of 195 basis points paid on the Company’s certificates of deposit of less than $100,000 and 242 basis points paid on the Company’s certificates of deposit of $100,000 and over. Average interest bearing deposits grew $447.1 million, or 5.3%, during 2002.

Provision for Loan Losses

      The provision for loan losses was $40.7 million in 2003, compared with $34.1 million in 2002 and $36.4 million in 2001. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change

(Dollars in thousands)	2003	2002	2001	’03-’02	’02-’01

Trust fees	$60,921	$60,682	$62,753	.4%	(3.3)%
Deposit account charges and other fees	102,591	91,303	84,486	12.4	8.1
Bank card transaction fees	62,222	57,850	54,583	7.6	6.0
Trading account profits and commissions	14,740	15,954	15,332	(7.6)	4.1
Consumer brokerage services	9,095	9,744	9,206	(6.7)	5.8
Mortgage banking revenue	4,007	4,277	6,195	(6.3)	(31.0)
Net gains on securities transactions	4,560	2,835	3,140	60.8	(9.7)
Other	43,531	37,927	39,304	14.8	(3.5)

Total non-interest income	$301,667	$280,572	$274,999	7.5%	2.0%

Total non-interest income excluding net gains on securities transactions	$297,107	$277,737	$271,859	7.0%	2.2%

Non-interest income as a % of operating income*	37.5%	35.9%	37.0%
Operating income per full-time equivalent employee	$161.9	$155.7	$146.0

*	Operating income is calculated as net interest income plus non-interest income.

     Non-interest income increased $21.1 million, or 7.5%, during 2003 to $301.7 million. The largest increase occurred in deposit account fees, which rose 12.4%, or $11.3 million, as a result of growth in fee income on overdraft and return items, coupled with higher commercial cash management fees. The increase in overdraft fees was due to both pricing increases in the Company’s Missouri markets coupled with improved collection efficiencies. Compared to the previous year, bank card fee income rose $4.4 million, or 7.6%, mainly due to 11.1% growth in cardholder transaction fees and 10.9% growth in merchant interchange revenue. Growth in debit card fees (which is a component of bank card fees) slowed to 1.9% as a result of lower transaction pricing which went into effect in August as a result of the WalMart lawsuit settlement with VISA U.S.A., Inc. Trust fee revenue increased slightly in 2003 over 2002 as the value of trust accounts upon which fees are based, which have been depressed for the past year, have begun to improve. Net gains on securities transactions amounted to $4.6 million in 2003, increasing $1.7 million over the previous year, and included gains of $6.9 million resulting from sales from the securities portfolio, and losses of $2.3 million recognized on venture capital investments. Other non-interest income included operating lease revenues of $4.2 million related to a leasing subsidiary which was acquired at the beginning of 2003. Also, sales of student loans resulted in additional gains of $2.4 million during 2003. Trading account fee income, consisting of fees from sales of fixed income securities, declined 7.6%, as demand by business and correspondent bank customers slackened. Consumer brokerage service fees declined 6.7% due mainly to lower mutual fund sales by the discount brokerage subsidiary. Mortgage banking revenue fell 6.3%, as loan origination volumes declined, especially in the second half of 2003.

      As was mentioned in previous reports on Form 10-Q, in April 2003, VISA U.S.A., Inc. reach an agreement to settle litigation concerning debit card interchange fees with a large group of retailers. As a result of this litigation, the Company previously estimated that annual debit card revenue, based on current volumes, could potentially decline by approximately $6.2 million, or 10% of estimated annual total bank card transaction fees. Since then, as noted above, new pricing on debit card transactions has gone into effect. However, other transaction and pricing initiatives have been identified which should help offset this lost revenue. As a result, the Company believes this lost annual revenue estimate could be reduced by as much as 10% to 20%. Over time, growth in overall transactions will help compensate for these pricing changes. The Company is continuing its evaluation of various initiatives which could further reduce the impact of this lost revenue.

      In 2002, non-interest income totaled $280.6 million, which was a $5.6 million, or 2.0%, increase over 2001. Trust fees decreased $2.1 million, or 3.3%, because of declining values in trust account assets. Most of the decline in trust fees occurred in the personal trust product line, while institutional trust fees increased somewhat. Deposit account fees increased 8.1%, or $6.8 million, in 2002 due to higher fee income in commercial cash management accounts and fees earned on deposit account overdrafts. Bank card fees increased $3.3 million, or 6.0%, mainly due to growth in debit card fee income, which rose 15.0% over the previous year. Also, fees on credit cardholder transactions increased 7.2%. Trading account fees rose 4.1%, and were strong in 2002 as a result of sustained customer demand. Consumer brokerage service fees increased 5.8% on sales of annuities. Mortgage banking revenues declined $1.9 million as a result of lower sales of mortgages to upstream correspondent banks. During 2002, the Company retained more 15 year fixed rate loan originations on its balance sheet than in previous years. This reduced sales to upstream banks and reduced mortgage banking profit. Net gains on securities transactions amounted to $2.8 million in 2002, a decrease of $305 thousand from the previous year. The 2002 activity included gains of $6.0 million resulting from sales from the banks’ securities portfolios and losses of $3.2 million recognized on venture capital investments. Other non-interest income included a $1.5 million gain on the sale of the Company’s minority interest in an Illinois community bank. Also included were gains on sales of student loans, which declined $1.5 million due to lower loan volume sold in 2002. Sales of bank branches and facilities were comparable in 2002 and 2001, with gains of $2.4 million recorded in 2002 and $2.2 million in 2001.

Non-Interest Expense

				% Change

(Dollars in thousands)	2003	2002	2001	’03-’02	’02-’01

Salaries	$224,884	$217,638	$210,353	3.3%	3.5%
Employee benefits	39,715	38,190	30,887	4.0	23.6
Net occupancy	38,736	34,635	32,027	11.8	8.1
Equipment	24,104	22,865	21,991	5.4	4.0
Supplies and communication	33,474	32,929	33,778	1.7	(2.5)
Data processing and software	40,567	44,963	47,178	(9.8)	(4.7)
Marketing	14,397	15,001	12,914	(4.0)	16.2
Goodwill amortization	—	—	4,665	—	(100.0)
Other intangible assets amortization	1,794	2,323	3,040	(22.8)	(23.6)
Other	54,473	49,656	46,264	9.7	7.3

Total non-interest expense	$472,144	$458,200	$443,097	3.0%	3.4%

Efficiency ratio	58.8%	58.6%	58.8%
Salaries and benefits as a % of total non- interest expense	56.0%	55.8%	54.4%
Number of full-time equivalent employees	4,967	5,012	5,094

      Non-interest expense rose 3.0% in 2003 to total of $472.1 million, compared to $458.2 million in 2002. Salary expense increased $7.2 million, or 3.3%, resulting from normal merit increases, but partly offset by lower costs for overtime and contract labor. Benefit costs increased 4.0% due to higher pension plan expense, offset by declines in medical plan and 401K contribution expense. Full-time equivalent employees declined from 5,012 during 2002 to 4,976 during 2003. Occupancy expense rose $4.1 million, or 11.8%, mainly due to higher depreciation and operating costs resulting from a renovated office building, which was re-opened in October 2002, and termination fees paid on vacated rental space. Equipment expense increased $1.2 million, or 5.4%, due to higher depreciation expense on computer hardware and higher maintenance contract expense. Data processing and software expense fell $4.4 million, or 9.8%, from 2002 largely because of cost savings realized from consolidating the Company’s mainframe computer operations in-house during the second quarter of 2002. These operations had previously been out-sourced to an external vendor. Other non-interest expense included operating lease depreciation and associated costs totaling $3.3 million related to the new leasing subsidiary mentioned earlier, which were not present in 2002. Also, minority interest expense, which resulted from venture capital gains reported by a 53%-owned affiliate, increased $1.7 million compared to the previous year when venture capital losses were recorded by this affiliate.

      Non-interest expense was $458.2 million in 2002, an increase of $15.1 million, or 3.4%, over 2001. Salary expense grew $7.3 million, or 3.5%, due to higher full-time employee costs and growth in incentive payments. Employee benefit costs increased $7.3 million, or 23.6%, due to higher health care costs, higher 401K contribution expense, and an increase in pension expense. Net occupancy expense rose $2.6 million over the prior year, partly due to costs associated with the renovated office building mentioned above. Marketing expense increased $2.1 million, or 16.2%, compared to the previous year as a result of added advertising costs for several consumer loan products. Data processing costs declined $2.2 million, mainly due to the in-house consolidation of the Company’s mainframe computer operations as mentioned above. Goodwill amortization was subject to new accounting rules, which discontinued the amortization of goodwill in 2002. This had the effect of lowering non-interest expense by $4.7 million in 2002 compared to 2001. Other non-interest expense included a $2.1 million charitable contribution of securities in 2002. In addition, losses related to check processing increased in 2002 compared to 2001 because of certain recoveries which were recorded in 2001.

Income Taxes

      Income tax expense was $84.7 million in 2003, compared to $91.9 million in 2002, and $85.5 million in 2001. Income tax expense in 2003 decreased 7.8% compared to 2002, compared to a 1.0% increase in pre-tax income. The effective tax rate on income from operations was 29.1%, 31.9% and 32.4% in 2003, 2002 and 2001, respectively. The Company’s effective tax rates were lower than the federal statutory rate of 35% mainly due to tax exempt interest on state and municipal obligations, state and federal tax credits realized, and the recognition of additional tax benefits from various corporate reorganization initiatives.

      The decline in the effective tax rate between 2003 and 2002 resulted mainly from (i) the recognition of $11.2 million of additional net tax benefits in 2003 associated with various corporate reorganization initiatives, offset by (ii) a $5.3 million reduction in net federal and state rehabilitation credits related to the renovation of an office building.

      In 2003, total net tax benefits relating to the above discussed corporate reorganization initiatives amounted to $15.2 million. Additional tax benefits related to these initiatives will not be recognized in income until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2004 relating to approximately $18.9 million of the remaining benefits. However, because of the timing of such recognition, it is expected that the effective tax rate will be higher in the first two quarters of 2004.

      The effective rate in 2002 declined slightly from 2001 because of the elimination of non-deductible goodwill amortization and the additional accrual of state and federal rehabilitation credits associated with the renovation of an office building. All of the above factors, tending to lower the effective tax rate, were partly offset by state and local income taxes.

Financial Condition

Loan Portfolio Analysis

      A schedule of average balances invested in each category of loans appears on page 38. Classifications of consolidated loans by major category at December 31 for each of the past five years are as follows:

	Balance at December 31

(In thousands)	2003	2002	2001	2000	1999

Business	$2,081,958	$2,263,644	$2,407,418	$2,659,511	$2,564,476
Real estate – construction	427,083	404,519	412,700	377,629	354,351
Real estate – business	1,875,069	1,736,646	1,505,443	1,305,397	1,247,956
Real estate – personal	1,338,604	1,282,223	1,287,954	1,397,770	1,377,903
Personal banking	1,858,542	1,662,801	1,514,650	1,641,473	1,510,380
Credit card	561,423	526,111	510,317	524,885	521,826

Total loans, net of unearned income	$8,142,679	$7,875,944	$7,638,482	$7,906,665	$7,576,892

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

Effect of reclassification
(In thousands)	at December 31, 2002

Business	$(202,574)
Real estate – construction	(88,593)
Real estate – business	209,623
Real estate – personal	55,576
Personal banking	25,968

Net reclassification	$—

      The contractual maturities of loan categories at December 31, 2003, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due

	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,325,207	$666,183	$90,568	$2,081,958
Real estate – construction	239,425	181,872	5,786	427,083
Real estate – business	458,971	1,217,175	198,923	1,875,069
Real estate – personal	108,867	254,439	975,298	1,338,604

Total	$2,132,470	$2,319,669	$1,270,575	5,722,714

Personal banking (1)				1,858,542
Credit card (2)				561,423

Total loans, net of unearned income				$8,142,679

Loans with fixed rates	$400,871	$1,092,644	$463,858	$1,957,373
Loans with floating rates	1,731,599	1,227,025	806,717	3,765,341

Total	$2,132,470	$2,319,669	$1,270,575	$5,722,714

(1)	Personal banking loans with floating rates totaled $795.1 million

(2)	Credit card loans with floating rates totaled $463.0 million

     Total loans increased $266.7 million, or 3.4%, during 2003 compared to an increase of $237.5 million, or 3.1%, during 2002. Growth in loans during 2003 came principally from personal banking, business real estate, personal real estate, credit card and construction loans. Personal banking loans grew $195.7 million during the year mainly as a result of growth in home equity loan balances and higher totals for student and installment lending products. Business real estate loans grew $138.4 million, or 8.0%, as a result of the low interest rate environment and good customer demand to refinance debt at lower rates. Increases were noted in both owner-occupied and income property financing. Personal real estate loans grew $56.4 million, or 4.4%, also due to low interest rates and strong customer origination activity through the first 8 months of the year. Also, the Company elected to increase its holdings of 15 year fixed rate loans in its loan portfolio. Credit card loans increased $35.3 million, or 6.7%, and saw solid growth, especially at year end, when holiday activity is normally at its peak. Construction loans increased $22.6 million, or 5.6%, due to increased activity in the single-family construction area. These increases were partly offset by a decline in business loans, which were down $181.7 million, or 8.0%. The economic climate during the year continued to limit growth in business loans as borrowers remain hesitant to purchase capital items or expand inventories or receivables, which drive business borrowings. Towards the end of the year, however, signs seem to indicate that businesses may be ready to expand operations and borrowing activities, which could positively impact business loan totals. The growth in total loans in 2002 compared to 2001, excluding the effects of the reclassification mentioned above, was primarily the result of increases in personal banking, construction, business, and credit card loans, offset by a decline in personal real estate loans.

      The Company currently generates approximately 32% of its loan portfolio in the St. Louis regional market and 28% in the Kansas City regional market. The portfolio is diversified from a business and retail standpoint, with 54% in loans to businesses and 46% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

Business Loans

      Total business loans amounted to $2.1 billion at December 31, 2003 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. This portfolio also includes sales type and direct financing leases totaling $190.7 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases comprise 2.3% of the Company’s total loan portfolio. Business loans are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The Company participates in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. There were net loan charge-offs in this category of $7.6 million in 2003 (of which $2.6 million were related to leases) compared to $8.8 million in 2002. Non-accrual business loans increased to $19.2 million (.9% of business loans) at December 31, 2003, and included $12.5 million in leases. Total business non-accrual loans were $15.2 million (.7% of business loans) at December 31, 2002. Opportunities for growth in business loans will be based upon strong solicitation efforts in a highly competitive market environment for quality loans. Asset quality is, in part, a function of management’s consistent application of underwriting standards and credit terms through stages in economic cycles. Therefore, portfolio growth in 2004 will be dependent upon 1) the strength of the economy, 2) the actions of the Federal Reserve with regard to targets for economic growth, interest rates, and inflationary tendencies, and 3) the competitive environment.

Real Estate-Construction

      The portfolio of loans in this category amounted to $427.1 million at December 31, 2003 and comprised 5.3% of the Company’s total loan portfolio. The portfolio consists of residential construction, commercial construction and land development loans, predominantly in the local markets of the Company’s banking subsidiaries. Commercial construction loans are for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Exposure to larger speculative office and rental space remains low. Residential construction and land development loans are primarily for projects located in the Kansas City and St. Louis metropolitan areas. Credit losses in this portfolio are normally low, and the Company experienced $122 thousand net recoveries in 2003 compared to $58 thousand net recoveries in 2002. Non-accrual loans in this category increased to $795 thousand at year end 2003 compared to $301 thousand at year end 2002.

Real Estate-Business

      Total business real estate loans were $1.9 billion at December 31, 2003 and comprised 23.0% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied and income producing commercial real estate properties which present lower risk levels. The borrowers and/or the properties are generally located in the local and regional markets of the affiliate banks. At December 31, 2003, non-accrual balances amounted to $9.4 million, or .5% of the loans in this category, compared to $10.6 million at year end 2002. The Company experienced net charge-offs of $516 thousand in 2003 and $296 thousand in 2002.

Real Estate-Personal

      At December 31, 2003, there were $1.3 billion in outstanding personal real estate loans, which comprised 16.4% of the Company’s total loan portfolio. The mortgage loans in this category are extended, predominately, for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, but ordinarily sells most fixed rate loans to other lenders and investors, although a greater portion of 15 year fixed rate loans were retained during 2002 and 2003. During the low rate environment of 2003, mortgage loan originations were at higher than historical levels. The Company typically does not experience significant loan losses in this category. There were net charge-offs of $464 thousand in 2003 compared to $230 thousand in 2002. The non-accrual balances of loans in this category increased to $2.4 million at December 31, 2003, compared to $1.4 million at year end 2002. The five year history of net charge-offs in the personal real estate loan category reflects nominal losses, and the credit quality of these loans is considered to be strong.

Personal Banking

      Total personal banking loans were $1.9 billion at December 31, 2003, and consisted of installment loans (mainly auto, recreational vehicle, home improvement, and marine) of $1.1 billion, home equity loans of $352.0 million and student loans of $356.7 million. Personal banking loans comprised 22.8% of the total loan portfolio at December 31, 2003. In addition, $430.7 million was outstanding in unused home equity lines of credit, which can be drawn at the discretion of the borrower. These home equity lines are secured by first or second mortgages on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property, although a small percentage may permit borrowing up to 100% of appraised value. Given reasonably stable real estate values over time, the collateral margin improves with the regular amortization of mortgages against the properties. Approximately 43% of the loans in the personal banking category are extended on a floating interest rate basis, which includes the portfolios of both student and home equity loans. Net charge-offs were $8.5 million in 2003 and $6.9 million in 2002. Net charge-offs increased to ..47% of average personal banking loans in 2003 compared to .42% in 2002, but remain below national loss averages. The majority of personal banking loan losses were related to automobile lending, especially from indirect paper purchased from auto dealers.

Credit Card

      Total credit card loans amounted to $561.4 million at December 31, 2003 and comprised 6.9% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, corporate purchase cards, and standard and premium credit cards. It emphasizes its credit card relationship product, Special Connections, in which the customer maintains a deposit relationship with a subsidiary bank. The Special Connections product allows the customer ATM access using the same card. The Company has found this product to be more profitable by incurring fewer credit losses than other card products, and it allows for better cross sale into other bank products. Approximately 60% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with a subsidiary bank. Approximately 82% of the outstanding credit card loans have a floating interest rate. Net charge-offs amounted to $19.7 million in 2003, which was a $2.4 million increase over 2002. The ratio of net loan charge-offs to total average loans of 3.7% in 2003 and 3.5% in 2002 remain significantly below national loss averages. The growth in net charge-offs resulted mainly from increases in bankruptcy filings, which have accelerated in 2003 compared to previous years. The Company refrains from national pre-approved mailing techniques which have caused some of the credit card problems experienced by other banking companies. Significant changes in loss trends are not currently anticipated by management.

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

      Loans subject to individual evaluation generally consist of commercial and commercial real estate loans mainly because of their size and complexity. These loans are analyzed and assigned to risk categories according to the Company’s internal risk rating system. Loans with a greater risk of loss are identified and placed on the “watch list” for regular management review. Those loans judged to reflect the highest risk profiles are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Other loans identified on the Company’s “watch list” but not judged to be individually impaired from a repayment or collateral adequacy perspective are aggregated and reserves are recorded using a model that tracks historical loan losses by loan type over a 5 year period. In the case of other more homogeneous loan portfolios, including auto loans, residential mortgages, home equity loans and credit card loans, the determination of the allocated reserve is computed on a pooled basis. For these loan pools, historical loss ratios by loan type, current loss and past due experience, and management’s judgment of recent and forecasted economic effects on portfolio performance are factors utilized to determine the appropriate reserve amounts.

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

      The allowance for loan losses was $135.2 million and $130.6 million at December 31, 2003 and 2002, respectively, and was 1.66% of loans outstanding. Growth in the allowance for loan losses resulted from increases in both non-performing loans and higher credit losses. The allowance for loan losses covered non-performing loans by 416% at year end 2003 and 465% at year end 2002. Net charge-offs totaled $36.6 million in 2003, and increased $3.1 million compared to $33.5 million in 2002. The ratio of net charge-offs to average loans outstanding in 2003 was .46% compared to .43% in 2002 and .48% in 2001. The provision for loan losses was $40.7 million, compared to a provision of $34.1 million in 2002 and $36.4 million in 2001.

      Net credit card charge-offs increased to 3.7% of average credit card loans in 2003 compared to 3.5% in 2002. As mentioned earlier, the Company’s net charge-off experience for its credit card portfolio has been significantly better than industry averages, mainly due to its emphasis on Special Connections card products which provide other product relationships with the Company. Delinquency trends on credit card loans rose slightly in the fourth quarter of 2003 for the Company, but remain below industry delinquency averages. Also, delinquency rates on credit card loans at December 2003 were slightly lower than at the same time last year.

      The Company considers the allowance for loans losses of $135.2 million adequate to cover losses inherent in the loan portfolio at December 31, 2003.

      The schedule which follows summarizes the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31

(Dollars in thousands)	2003	2002	2001	2000	1999

Net loans outstanding at end of year(A)	$8,142,679	$7,875,944	$7,638,482	$7,906,665	$7,576,892

Average loans outstanding(A)	$8,009,459	$7,761,742	$7,809,931	$7,802,041	$7,216,867

Allowance for loan losses:
Balance at beginning of year	$130,618	$129,973	$128,445	$123,042	$117,092

Additions to allowance through charges to expense	40,676	34,108	36,423	35,159	35,335
Allowances of acquired companies	500	—	2,519	—	—

Loans charged off:
Business	13,904	12,078	12,389	7,027	7,444
Real estate – construction	—	65	127	32	544
Real estate – business	1,525	973	751	1,162	624
Real estate – personal	660	296	389	322	933
Personal banking	13,856	11,979	13,959	12,887	10,544
Credit card	23,912	22,494	23,180	19,896	20,449

Total loans charged off	53,857	47,885	50,795	41,326	40,538

Recovery of loans previously charged off:
Business	6,323	3,265	3,304	2,419	2,540
Real estate – construction	122	123	78	150	110
Real estate – business	1,009	677	661	73	337
Real estate – personal	196	66	19	128	251
Personal banking	5,386	5,080	5,144	4,699	3,898
Credit card	4,248	5,211	4,175	4,101	4,017

Total recoveries	17,284	14,422	13,381	11,570	11,153

Net loans charged off	36,573	33,463	37,414	29,756	29,385

Balance at end of year	$135,221	$130,618	$129,973	$128,445	$123,042

Ratio of net charge-offs to average loans outstanding	.46%	.43%	.48%	.38%	.41%
Ratio of allowance to loans at end of year	1.66%	1.66%	1.70%	1.62%	1.62%
Ratio of provision to average loans outstanding	.51%	.44%	.47%	.45%	.49%

(A)	Net of unearned income; before deducting allowance for loan losses

     The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2003		2002		2001		2000		1999

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$44,207	25.6%	$40,857	28.7%	$40,687	31.5%	$36,147	33.6%	$33,810	33.8%
RE – construction	4,717	5.3	4,731	5.1	4,732	5.4	4,232	4.8	4,253	4.7
RE – business	20,971	23.0	20,913	22.1	20,907	19.7	19,614	16.5	18,416	16.5
RE – personal	4,423	16.4	3,871	16.3	3,367	16.9	3,335	17.7	3,300	18.2
Personal banking	21,793	22.8	20,343	21.1	18,710	19.8	16,413	20.8	15,426	19.9
Credit card	26,544	6.9	23,337	6.7	21,004	6.7	19,504	6.6	19,637	6.9
Unallocated	12,566	—	16,566	—	20,566	—	29,200	—	28,200	—

Total	$135,221	100.0%	$130,618	100.0%	$129,973	100.0%	$128,445	100.0%	$123,042	100.0%

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

      The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31

(Dollars in thousands)	2003	2002	2001	2000	1999

Non-accrual loans:
Business	$19,162	$15,224	$22,633	$9,598	$6,362
Real estate – construction	795	301	501	1,834	2,541
Real estate – business	9,372	10,646	5,377	7,854	3,644
Real estate – personal	2,447	1,428	147	264	373
Personal banking	747	466	161	67	59

Total non-accrual loans	32,523	28,065	28,819	19,617	12,979

Real estate acquired in foreclosure	1,162	1,474	1,949	1,707	1,347

Total non-performing assets	$33,685	$29,539	$30,768	$21,324	$14,326

Non-performing assets as a percentage of total loans	.41%	.38%	.40%	.27%	.19%

Non-performing assets as a percentage of total assets	.24%	.22%	.24%	.19%	.13%

Past due 90 days and still accruing interest:
Business	$780	$4,671	$1,643	$5,194	$4,428
Real estate – construction	38	—	554	215	1
Real estate – business	3,934	3,734	1,790	447	1,202
Real estate – personal	5,750	4,727	6,116	5,499	3,771
Personal banking	2,549	1,400	1,804	7,238	5,603
Credit card	7,850	7,896	7,792	8,077	6,312

Total past due 90 days and still accruing interest	$20,901	$22,428	$19,699	$26,670	$21,317

      The effect on interest income in 2003 of loans on non-accrual status at year end is presented below:

(In thousands)

Gross amount of interest that would have been recorded at original rate	$3,115
Interest that was reflected in income	804

Interest income not recognized	$2,311

      Total non-accrual loans at year end 2003 increased $4.5 million over 2002 levels. This increase resulted mainly from an increase of $3.9 million in business non-accrual loans, which was due to higher levels of non-accrual leases in 2003. Non-accrual leases totaled $12.5 million at December 31, 2003. In addition, personal real estate non-accrual balances rose $1.0 million, which was offset by a decrease of $1.3 million in business real estate non-accrual loans. Real estate that was acquired in foreclosure, which is comprised mainly of small residential properties, decreased $312 thousand from year end 2002. Total non-performing assets remain low compared to the Company’s peers, with the non-performing loans to total loans ratio at .40%. Loans past due 90 days and still accruing interest decreased $1.5 million at year end 2003 compared to 2002. This decline was mainly due to lower business loan delinquencies, partly offset by higher delinquencies in personal real estate loans and personal loans.

      At December 31, 2003, the banking subsidiaries held fixed rate residential real estate loans of approximately $12.5 million at lower of cost or market, which are to be sold to secondary markets within approximately three months.

      There were no loan concentrations of multiple borrowers in similar activities at December 31, 2003, which exceeded 10% of total loans. The Company’s aggregate legal lending limit to any single or related borrowing entities is in excess of $125 million. The largest exposures generally do not exceed $70 million.

Investment Securities Analysis

      During 2003, total investment securities increased $801.4 million to $4.9 billion (excluding unrealized gains/losses) compared to $4.1 billion at the previous year end. The increase was due to purchases of new securities with liquidity resulting from higher deposit levels and growth in short-term borrowings of federal funds purchased and repurchase agreements. The growth in investment securities occurred mainly in U.S. government and federal agency securities, which increased $361.1 million, and in mortgage and asset-backed securities, which increased $421.5 million. The average tax equivalent yield on total investment securities was 4.17% in 2003 and 5.02% in 2002.

      At December 31, 2003, available for sale securities totaled $5.0 billion, which included a net unrealized gain in fair value of $117.5 million. The amount of the related after tax unrealized gain reported in stockholders’ equity was $72.9 million at year end 2003. Approximately 25% of the unrealized gain in fair value related to marketable equity securities held by Commerce Bancshares, Inc., the parent holding company (Parent). The rest of the unrealized gain related to mortgage and asset-backed securities (28%) and U.S. government and federal agencies (41%) held by bank subsidiaries. The market value of the available for sale portfolio will vary according to changes in market interest rates and the mix and duration of investments in the portfolio. The unrealized gain in fair value at year end 2003 decreased $37.5 million from year end 2002. Management expects normal maturities from the securities portfolio to meet most of the Company’s liquidity needs. Non-marketable securities include $51.6 million in Federal Reserve Bank stock and Federal Home Loan Bank stock held by bank subsidiaries as a result of debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities are generally held by the Parent and non-bank subsidiaries and include non-marketable venture capital investments, which are carried at estimated fair value.

      Investment securities at year end for the past two years are shown below:

	December 31

(In thousands)	2003	2002

Amortized Cost
U.S. government and federal agency obligations	$1,785,649	$1,424,525
State and municipal obligations	72,977	77,039
Mortgage-backed securities	1,435,890	1,408,035
Other asset-backed securities	1,331,533	937,854
Other debt securities	73,916	42,216
Equity securities	212,338	218,955
Trading securities	9,356	11,635

Total	$4,921,659	$4,120,259

Fair Value
U.S. government and federal agency obligations	$1,834,726	$1,474,326
State and municipal obligations	74,593	78,320
Mortgage-backed securities	1,449,231	1,445,435
Other asset-backed securities	1,351,203	969,823
Other debt securities	74,422	43,054
Equity securities	245,663	252,655
Trading securities	9,356	11,635

Total	$5,039,194	$4,275,248

      A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 2003, is presented in Note 4 on Investment Securities in the consolidated financial statements. U.S. government and federal agency obligations comprise 36% of the investment portfolio at December 31, 2003, with a weighted average yield of 3.53% and an estimated average maturity of 4.1 years; mortgage and asset-backed securities comprise 56% with a weighted average yield of 4.10% and an estimated average maturity of 2.4 years.

      Other debt securities, as shown in the table above, include corporate bonds, notes, commercial paper and debentures related to venture capital funding. Equity securities are comprised of short-term investments in mutual funds (which totaled $142.7 million at year end 2003), Federal Reserve Bank stock, Federal Home Loan Bank stock, publicly traded stock and venture capital equity investments. Investments in mutual funds and traded equities are primarily held by the Parent. During 2003, the average yield on other debt securities was 3.79%, and the average tax equivalent yield on equity securities was 3.04%.

      The Company engages in venture capital activities through direct venture investments and two venture capital subsidiaries, which are licensed by the Small Business Administration. One of the subsidiaries, CFB Venture Fund I, Inc. (CFBI), is also qualified as a Missouri Certified Capital Company (CAPCO). This CAPCO certification expands its investment opportunities to Missouri businesses with less than $4 million in revenues. Total venture capital investments held by CFBI amounted to $13.1 million at December 31, 2003. The second subsidiary, CFB Venture Fund II, L.P. (CFBII), is a limited partnership venture fund with 47% outside ownership and no outside debt. All funding commitments to the partnership have been satisfied. CFBII had total venture capital investments of $7.2 million at year end 2003. The Company also has direct investments in several external venture capital partnerships of $4.6 million at year end 2003. Many of the venture capital investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, management believes the potential for long-term gains in these investments outweighs the potential risks.

Deposits and Borrowings

      Deposits are the primary funding source for the Company’s banks, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $10.2 billion at

December 31, 2003, compared to $9.9 billion last year, reflecting an increase of $292.9 million, or 3.0%. On a yearly average basis, deposits increased $228.2 million, or 2.3%, during 2003 compared to 2002. This increase was fueled by growth in demand, interest checking, money market and jumbo certificate of deposit accounts, with declines in retail certificates of deposit.

      The following table shows year end deposits by type as a percentage of total deposit.

	December 31

	2003	2002

Non-interest bearing demand	16.8%	14.9%
Savings, interest checking and money market	59.6	59.3
Time open and C.D.’s of less than $100,000	16.9	19.7
Time open and C.D.’s of $100,000 and over	6.7	6.1

Total deposits	100.0%	100.0%

      Core deposits (defined as all non-interest and interest bearing deposits, excluding short-term C.D.’s of $100,000 and over) supported 76% of average earning assets in 2003 and 82% in 2002. Average balances by major deposit category for the last six years appear at the end of this discussion. A maturity schedule of time deposits outstanding at December 31, 2003 is included in Note 7 on Deposits in the consolidated financial statements.

      Short-term borrowings consist mainly of federal funds purchased and securities sold under agreements to repurchase. Balances outstanding at year end 2003 were $2.1 billion, a $649.1 million increase over $1.5 billion outstanding at year end 2002. Balances in these accounts, which generally have overnight maturities, can fluctuate significantly on a day-to-day basis. The average balance of federal funds purchased and repurchase agreements increased $776.2 million in 2003 over 2002, and increased $169.0 million in 2002 over 2001. The average rate paid on these borrowings was .99% during 2003 and 1.28% during 2002.

      Subsidiary banks also borrow from the Federal Home Loan Bank (FHLB). At year end 2003 these advances totaled $367.1 million, of which $200.0 million is due in 2004. The debt maturing in 2004 may be refinanced or may be repaid with funds generated by the loan and securities portfolios. Of the FHLB advances outstanding at year end, $200.0 million had a floating rate and $167.1 million had a fixed rate. The average rate paid on FHLB advances was 1.85% during 2003 and 2.52% during 2002. The weighted average year end rate on outstanding FHLB advances at December 31, 2003 was 1.74%. Additional long-term debt includes $11.4 million borrowed from insurance companies to fund the CAPCO investments and $18.4 million related to nonrecourse lease financing.

Liquidity and Capital Resources

Liquidity Management

      Liquidity is managed within the Company in order to satisfy cash flow requirements of deposit and borrowing customers while at the same time meeting its own cash flow needs. The Company maintains its liquidity position by providing a variety of sources including:

•	A portfolio of liquid assets including marketable investment securities and overnight investments,

•	A large customer deposit base and limited exposure to large, volatile certificates of deposit,

•	Lower long-term borrowings that might place a demand on Company cash flow,

•	Low relative loan to deposit ratio promoting strong liquidity,

•	Excellent debt ratings from both Standard & Poor’s and Moody’s national rating services, and

•	Available borrowing capacity from outside sources.

      The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). At December 31, 2003 and 2002, such assets were as follows:

(In thousands)	2003	2002

Available for sale investment securities	$4,956,668	$4,201,477
Federal funds sold and resale agreements	108,120	16,945

	$5,064,788	$4,218,422

      Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The Company’s available for sale investment portfolio has maturities of over $940 million which come due during 2004 and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. Furthermore, in the normal course of business the Company will pledge portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase and borrowing capacity at the Federal Reserve. Total pledged investment securities for these purposes comprised 38% of the total investment portfolio, resulting in over $3.0 billion of unpledged securities.

      Additionally, the Company maintains a large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At December 31, 2003, such deposits totaled $7.8 billion and represented over 76% of the Company’s total deposits. At December 31, 2002 these deposits totaled $7.4 billion. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 or greater totaled $679.2 million and $603.4 million at December 31, 2003 and 2002, respectively. These deposits are normally considered more volatile and higher costing, but comprise just 6.7% and 6.1% of total deposits at December 31, 2003 and 2002, respectively.

      At December 31, 2003 and 2002, the Company’s outside borrowings were comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt as follows:

(In thousands)	2003	2002

Federal funds purchased	$1,187,065	$1,023,616
Securities sold under agreements to repurchase	921,855	436,252
Long-term debt and other borrowings	400,977	338,457

	$2,509,897	$1,798,325

      Federal funds purchased are funds generally borrowed overnight and are obtained mainly from upstream correspondent banks to assist in balancing overall bank liquidity needs. Securities sold under agreements to repurchase are comprised mainly of non-insured customer funds, normally with overnight maturities, and the Company pledges portions of its own investment portfolio to secure these deposits. These funds are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. The increase in securities sold under agreements to repurchase in 2003 is the result of new customer funds received, the proceeds of which were used to fund increases in the Company’s investment securities portfolio during the year. Additionally, the Company maintains approved lines of credit with various upstream correspondent banks to insure funding needs from federal funds sold.

      The Company’s long-term debt is comprised mainly of borrowings from the Federal Home Loan Bank (FHLB) and other debt related to the Company’s leasing and venture capital business. At December 31, 2003 and 2002, debt from the FHLB amounted to $367.1 million and $322.7 million respectively. This debt is a combination of fixed and floating rates with maturities of generally less than four years. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.

      In addition to the sources and uses of funds as noted above, the Company had an average loan to deposit ratio of 80% at December 31, 2003, which is considered in the industry to be a conservative measure of good liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its lead bank, Commerce Bank, N.A. (Missouri charter). These ratings are as follows:

Standard &
	Poor’s	Moody’s

Commerce Bancshares, Inc.
Short term/commercial paper	A-1	Prime-1
Commerce Bank, N. A.
Counterparty credit rating	A/A-1
Deposits		A-1

      The Company considers these ratings to be indications of a sound capital base and good liquidity. The Company believes that these ratings would enable its commercial paper to be readily marketable should the need arise. No commercial paper was outstanding over the past three years.

      In addition to the sources of liquidity as noted above, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged approximately $161.1 million in par value of investment securities. Also, because of its lack of significant long-term debt, the Company believes that through its Capital Markets Group it could generate additional liquidity from sources such as large, jumbo certificates of deposit.

      The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $143.3 million in 2003, as reported in the consolidated statements of cash flows on page 47 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $269.7 million and has been a stable source of funds over the last three years. Investing activities, consisting mainly of purchases and maturities of available for sale investment securities, changes in levels of federal funds sold and resale agreements and changes in levels of the Company’s loan portfolio, used total cash of $1.2 billion in 2003 mainly as a result of higher securities purchases. Capital purchases of land, buildings and equipment totaled $36.1 million and were down from the previous year as a result of higher expenditures in 2002 from the rehabilitation of a Kansas City office building. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investments securities, loans, or other bank assets, they are normally dependent on financing activities described below.

      Financing activities provided cash of $795.3 million, resulting from a $649.1 million increase in borrowings of federal funds purchased and securities sold under agreements to repurchase and a $300.3 million increase in deposits. The Company’s treasury stock repurchase program required $125.7 million, and cash dividend payments amounted to $51.3 million. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

      Cash requirements for treasury stock purchases, net of cash received in connection with various employee benefit stock programs, and dividends were as follows:

(In millions)	2003	2002	2001

Purchases of treasury stock	$125.7	$83.9	$58.7
Exercise of stock options, sales to affiliate non-employee directors and restricted stock awards, net	(8.7)	(8.9)	(6.6)
Cash dividends	51.3	42.2	40.3

      The parent company (Parent) faces unique liquidity constraints due to legal limitations on its ability to borrow funds from its banking subsidiaries. The Parent obtains funding to meet its obligations from two main sources: dividends received from bank and non-bank subsidiaries (within regulatory limitations) and from management fees charged to subsidiaries as reimbursement for services provided by the Parent, as presented below:

(In millions)	2003	2002

Dividends received from subsidiaries	$195.7	$200.0
Management fees	35.3	38.5

      These sources of funds are used mainly to fund purchases of treasury stock and pay cash dividends on common stock as noted above. At December 31, 2003, the Parent had no third party short-term borrowings or long-term debt and maintained $247.1 million in available for sale investment securities, consisting of mutual funds, publicly traded stock, and debt securities with maturities of less than 2 years.

      Company senior management is responsible for measuring and monitoring the liquidity profile of the organization with oversight by the Company’s Asset/ Liability Committee (ALCO). This is done through a series of controls, including a written Contingency Funding Policy and risk monitoring procedures including daily, weekly and monthly reporting. In addition, the Company prepares forecasts, which project changes in the balance sheet affecting liquidity, and which allow the Company to better plan for forecasted changes.

Capital Management

      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

				Well-Capitalized
				Regulatory
	2003	2002	2001	Guidelines

Risk-based capital ratios:
Tier I capital	12.31%	12.67%	12.28%	6.00%
Total capital	13.70	14.05	13.64	10.00
Leverage ratio	9.71	10.18	9.81	5.00
Common equity/assets	10.68	10.97	10.46
Dividend payout ratio	25.19	21.78	22.76

      The components of the Company’s regulatory risked-based capital and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2003	2002	2001

Regulatory risk-based capital:
Tier I capital	$1,331,439	$1,277,116	$1,182,661
Tier II capital	150,161	139,723	131,196
Total capital	1,481,600	1,416,839	1,313,857
Total risk-weighted assets	10,813,111	10,083,075	9,634,566

      In January 2004, the Board of Directors authorized the Company to purchase additional shares of common stock under its repurchase program, which brought the total purchase authorization to 3,000,000 shares. The Company has routinely used these shares to fund the Company’s annual 5% stock dividend and various employee benefit programs. During 2003, approximately 2,993,000 shares were acquired under Board authorizations at an average price of $42.01.

      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Cash dividends paid by the

Company increased 22% during 2003 compared with 2002, as per share dividends were increased 6.6% in January and 36.4% in July, the latter in response to the Bush administration’s lowering of income taxes on corporate dividends.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

      Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $5.9 billion (including approximately $3.0 billion in unused approved credit card lines) and standby letters of credit, net of participations to non-affiliated companies, totaling $306.7 million at December 31, 2003. The Company has various other financial instruments with off-balance sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

      A table summarizing contractual cash obligations of the Company at December 31, 2003 and the expected timing of these payments follows:

	Payments Due by Period

	In One	After One	After Three	After
	Year or	Year Through	Years Through	Five
(In thousands)	Less	Three Years	Five Years	Years	Total

Long-term debt obligations*	$101,529	$166,265	$21,668	$11,515	$300,977
Operating lease obligations	4,075	5,989	4,285	29,442	43,791
Purchase obligations	29,906	28,678	7,808	2,220	68,612
Time open and C.D.’s *	1,663,826	650,571	91,504	3,550	2,409,451

Total	$1,799,336	$851,503	$125,265	$46,727	$2,822,831

*	Includes principal payments only.

     During 2003, the Company contributed $6.6 million to its pension plan. The contribution was made to mitigate the effect of declining returns and valuations on the pension assets along with growing pension obligations. The contribution had no significant effect on the Company’s overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2003 these assumptions were as follows:

Discount rate	6.75%
Annual salary increase rate	5.70%
Long-term rate of return on assets	8.00%

      With the low market interest rate and still-recovering economic environment, the Company expects to decrease the discount rate to 6.00%, maintain the long-term rate of return on assets at 8.00%, and lower the annual salary increase rate to 5.20% in determining 2004 pension expense. The Company believes that, taking into consideration the various pending changes in assumptions and the recent contributions to the plan, pension expense in 2004 will be comparable to 2003. The minimum required contribution for 2004 is expected to be zero. The Company does not normally determine its annual contribution to the plan at this time, but does not expect to contribute more than $8 million during 2004.

      The Company has investments in several low-income housing partnerships within the area served by the banking affiliates. These investments are properly not consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46R. At December 31, 2003, these investments totaled $2.1 million and were recorded as other assets in the Company’s consolidated balance sheet. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally spread over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. These unfunded commitments are recorded as liabilities on the Company’s consolidated balance sheet, and aggregated $1.2 million at December 31, 2003.

      The Parent has investments in several private equity concerns which are classified as non-marketable securities in the Company’s consolidated balance sheet. Under the terms of the agreements with four of these concerns, the Parent has unfunded commitments outstanding of $2.9 million at December 31, 2003.

Interest Rate Sensitivity

      The Asset/ Liability Management Committee measures and manages the Company’s interest rate risk sensitivity on a monthly basis to maintain stability in earnings throughout various rate environments. Analytical modeling techniques provide management insight into the Company’s exposure to changing rates. These techniques include net interest income simulations and market value analyses. Management has set guidelines specifying acceptable limits within which net interest income and market value may change under various rate change scenarios. These measurement tools indicate that the Company is currently within acceptable risk guidelines as set by management.

      The Company’s main interest rate measurement tool, income simulations, projects net interest income under various rate change scenarios in order to quantify the magnitude and timing of potential rate-related changes. Income simulations are able to capture option risks within the balance sheet where expected cash flows may be altered under various rate environments. Modeled rate movements include “shocks, ramps and twists”. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting rates up and down, while ramps measure the impact of gradual changes and twists measure yield curve risk. The size of the balance sheet is assumed to remain constant so that results are not influenced by growth predictions.

      The Company also employs a sophisticated simulation technique known as a stochastic income simulation. This technique allows management to see a range of results from hundreds of income simulations. The stochastic simulation creates a vector of potential rate paths around the market’s best guess (forward rates) concerning the future path of interest rates and allows rates to randomly follow paths throughout the vector. This allows for the modeling of non-biased rate forecasts around the market consensus. Results give management insight into a likely range of rate-related risk as well as worst and best-case rate scenarios.

      The Company also uses market value analyses to help identify longer-term risks that may reside on the balance sheet. This is considered a secondary risk measurement tool by management. The Company measures the market value of equity as the net present value of all asset and liability cash flows discounted along the current LIBOR/ swap curve plus appropriate market risk spreads. It is the change in the market value of equity under different rate environments that gives insight into the magnitude of risk to future earnings due to rate changes. Market value analyses also help management understand the price sensitivity of non-marketable bank products under different rate environments.

      As of December 31, 2003, various gradual basis point shifts in the LIBOR/swap curve would be expected to have the following impact over the next twelve months on net interest income as follows:

	Increase	% of Net Interest
(Dollars in millions)	(Decrease)	Income

200 basis points rising	$(6.9)	(1.40)%
100 basis points rising	(2.0)	(.40)
100 basis points falling	(1.9)	(.38)

      During 2003, the Federal Reserve kept interest rates relatively stable, reducing short-term interest rates only once in June 2003 by 25 basis points. A rate decrease of 50 basis points in November 2002 pressured interest margins in the first half of the year as portions of the Company’s loan portfolio tied to variable rates continued to re-price downward. Also, while rates on certificates of deposit continued to decline as maturities occurred, much of the Company’s non-maturity deposits were already at low rates and could not decline commensurate with declines in loan rates. The 25 basis point decline in short-term rates in June 2003 again pressured margins with similar effects as earlier in the year. With low rates, personal mortgage re-financings were strong through mid-summer, and prepayments on personal real estate loans and mortgage-backed securities surged to very high levels, causing increased bond premium amortization expense and reinvestment at lower rates. To partly offset these factors, the Company increased its holdings of investment securities on average during the year by $845.6 million, which increased interest income. Much of these investment securities purchases were funded by short-term borrowings of federal funds purchased and securities sold under agreements to repurchase, which increased on average by $776.2 million. In the second half of the year, economic indicators improved, longer-term rates began to rise and mortgage re-financings slowed, ultimately reducing prepayments effects on the Company’s earning assets.

      With the activity noted above, the Company’s actions were taken to offset the continued impact of lower rates and slower growth in the Company’s loan portfolio. As a result, the Company’s net interest income profile as shown in the table above is negatively impacted by a gradual increase in rates of 100 and 200 basis points by approximately $2.0 million (.40%) and $6.9 million (1.40%), respectively. As rates rise, while variably priced loans and non-maturity deposits immediately re-price upward, the investment securities portfolio, which is predominantly comprised of fixed rate securities, is expected to re-price upward slowly. Conversely, with a gradual decline in rates of 100 basis points, rates on earning assets will decline but deposit rates should remain relatively stable since rates on non-maturity deposits are limited on downward re-pricings. The Company believes that further reductions in rates are less likely given current economic conditions. Furthermore, if economic conditions continue to improve, loan demand increases and interest rates rise slowly, the Company is positioned with good liquidity, and loan growth can be funded with maturing investment securities, thus improving the overall balance sheet mix of higher earning assets and improved net interest margins. The use of derivative products is limited and the deposit base is strong and stable. The loan to deposit ratio is still at relatively low levels, and should also present the Company with opportunities to fund future loan growth.

Derivative Financial Instruments

      The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At present the Company has interest rate swaps with a total notional amount of $28.9 million, of which two swaps with a notional amount of $13.2 million are designated as fair value hedges of certain fixed rate loans.

      The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2003, mature within 30 days, and the longest period to maturity is 6 months. Foreign exchange contracts outstanding at December 31, 2003 were substantially lower than the previous year end as a result of reduced exposure related to a large customer.

      Additionally, interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward sale contracts in the secondary market. This activity declined during the last half of 2003 as personal mortgage originations slowed.

      The Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. Because the Company generally enters into transactions only with high quality counterparties, there have been no losses associated with counterparty nonperformance on derivative financial instruments. The amount of credit risk associated with these instruments is limited to the cost of replacing a contract in a gain position, on which a counterparty may default.

      The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2003 and 2002. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the consolidated balance sheets.

	2003			2002

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$28,910	$405	$(1,487)	$23,322	$—	$(2,293)
Interest rate caps	4,319	—	—	—	—	—
Foreign exchange contracts:
Forward contracts	8,254	490	(551)	126,438	7,388	(7,390)
Options written/purchased	2,500	38	(38)	2,175	10	(10)
Mortgage loan commitments	7,542	54	(1)	33,136	346	—
Mortgage loan forward sale contracts	7,298	8	(4)	33,074	8	(67)

Total at December 31	$58,823	$995	$(2,081)	$218,145	$7,752	$(9,760)

Operating Segments

      The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Commercial and Money Management. Additional information is presented in Note 13 on Segments in the consolidated financial statements.

      Beginning in 2002, the Company implemented a new funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This new process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. Previous methodology used funding pools based on average rates to assign and determine value. The new method provides a more accurate means of valuing fund sources and uses in a varying interest rate environment. The segment most affected by the change was the Consumer segment, whose credit for funds was significantly lower in 2002.

Consumer

      The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage services. Pre-tax income for 2003 was $108.6 million, a decrease of $20.6 million, or 15.9%, from 2002. Most of the decrease was due to lower allocated funding credits of $41.3 million, which resulted from the low interest rate environment and its effect on the funds transfer pricing calculations. Direct net interest income increased $23.1 million due to lower rates on deposits and higher average consumer loan balances. Net charge-offs increased $4.0 million. Non-interest income declined $6.7 million, mainly due to lower bank card fees. Consumer segment bank card fees were lower in 2003 compared to 2002 because, in order to improve segment accountability, certain fee income which is more related to commercial activity was assigned to the Commercial segment in 2003. This decrease in revenue was partly offset by higher overdraft and return item fees and gains on sales of student loans. Non-interest expense decreased $8.4 million mainly due to declines in data processing charges, loan servicing fees related to lower bank card activity, and management fees. These decreases were partly offset by an increase in check processing charges and higher costs for salaries and employee benefits. Total average assets directly related to the segment rose 5.4% over 2002. Average segment loans increased 5.6% compared to 2002 mainly as a result of growth in personal loans, while average deposits remained flat.

      Pre-tax income in 2002 was $51.5 million, or 28.5% less than in 2001, also mainly due to the lower net credit for funds allocated to this segment. Over the last three years, because of the declining interest rate environment, the deposit base housed in this segment has been provided with lower credit for funds, under the assumptions management makes, which are generally tied to shorter term rates, thus providing lower pre-tax income for these periods. Under the current allocation methods, if interest rates begin to increase, it is expected that funds credits should increase given constant deposit volumes.

Commercial

      The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax income increased $9.0 million, or 8.1%, over 2002. Assigned funding costs declined $21.8 million compared to the previous year, due to the interest rate decline mentioned above. Non-interest income rose $30.4 million, mainly due to higher bank card fees assigned to this unit as mentioned above, higher cash management fees, and operating lease revenues related to the CBI Leasing subsidiary, which was acquired at the beginning of 2003. Partly offsetting these effects was a $21.6 million, or 9.8%, decline in direct net interest income due to lower levels of business loans. In addition, non-interest expense increased $22.4 million due to higher bank card loan servicing costs, salaries and benefits, check processing fees, and operating lease depreciation and related costs associated with CBI Leasing. During 2003, total average loans increased 1.4%, compared to a .2% decrease during 2002. Average deposits increased 9.4% during 2003, compared to an 8.4% increase during 2002.

Money Management

      The Money Management segment consists of the trust and capital markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.2 billion in total assets. The Capital Markets group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for the segment was $26.5 million in 2003 compared to $29.3 million in 2002, a decrease of $2.8 million. The decrease was due to lower non-interest income of $1.6 million, mainly in bond trading revenues. Non-interest expense increased $408 thousand due to higher costs for salaries and benefits. The assigned credit for funds declined $2.3 million, partly offset by an increase of $1.6 million in direct net interest income. Average assets decreased $5.9 million during 2003 because of lower overnight investments. Average deposits increased $47.3 million during 2003 and $164.6 million during 2002, mainly due to sales of short-term certificates of deposit over $100,000 in the commercial sector.

Impact of Recently Issued Accounting Standards

      The Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities”, in December 2003. FIN 46R clarifies the requirements that investments in variable interest entities (VIE) be consolidated by the entity that has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected returns, or both. Public companies must apply the unmodified provisions of the Interpretation to “special-purpose entities” by the end of the first reporting period ending after December 15, 2003. Public companies, other than small business issuers, must apply the revised Interpretation by the end of the first reporting period beginning after December 15, 2003 to all entities that are not special-purpose entities.

      As mentioned in the reports on Form 10-Q during 2003, the Company has several Small Business Investment Company (SBIC) related private equity investments and other investments in low-income housing partnerships which are being evaluated under several provisions of Interpretation No. 46R. In addition to the above, the FASB has elected to reconsider provisions of Interpretation No. 46R concerning SBIC related private equity investments and does not currently require these types of investments to be consolidated. If consolidation is ultimately required for any of these investments, the Company’s assets, liabilities, revenues and expenses would be adjusted to reflect the consolidation of these investments; however, it is not expected that net income would be significantly affected. The Company does not have any other significant investments in unconsolidated entities meeting the requirements of Interpretation No. 46R.

      The Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, in May 2003. Statement No. 150 established standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify financial instruments that are within its scope as a liability (or an asset in some circumstances). Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; and (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares, or variations inversely related to changes in the fair value of the issuer’s equity shares. Statement No. 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the Statement on July 1, 2003 did not have a significant impact on the Company’s consolidated financial statements.

      In December 2003, the Financial Accounting Standards Board issued a revision of Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revised Statement does not change the measurement or recognition of pension and other postretirement benefit plans. It retains the disclosure requirements of the original Statement and requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additional disclosures required by the Statement are included in Note 10, Employee Benefit Plans, to the consolidated financial statements.

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

Forward-Looking Statements

      This report may contain “forward-looking statements” that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company’s market area; changes in policies by regulatory agencies, governmental legislation and regulation; fluctuations in interest rates; changes in liquidity requirements; demand for loans in the Company’s market area; changes in accounting and tax principles; estimates made on income taxes; and competition with other entities that offer financial services.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31

	2003			2002			2001

			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$2,148,881	$90,071	4.19%	$2,418,517	$114,275	4.73%	$2,556,796	$168,868	6.60%
Real estate – construction	404,058	17,324	4.29	474,307	23,894	5.04	409,262	29,598	7.23
Real estate – business	1,831,575	93,731	5.12	1,483,012	88,645	5.98	1,398,366	103,551	7.41
Real estate – personal	1,304,677	73,568	5.64	1,247,209	82,382	6.61	1,339,436	98,283	7.34
Personal banking	1,793,219	103,549	5.77	1,646,549	110,726	6.72	1,616,254	128,639	7.96
Credit card	527,049	56,099	10.64	492,148	53,120	10.79	489,817	62,668	12.79

Total loans	8,009,459	434,342	5.42	7,761,742	473,042	6.09	7,809,931	591,607	7.58

Investment securities:
U.S. government & federal agency	1,543,269	67,236	4.36	1,233,040	57,159	4.64	892,248	48,666	5.45
State & municipal obligations(B)	80,687	4,139	5.13	41,103	3,079	7.49	55,379	4,225	7.63
Mortgage and asset-backed securities	2,504,514	103,681	4.14	2,118,460	112,703	5.32	1,284,355	77,066	6.00
Trading securities	17,003	662	3.90	10,931	532	4.86	15,924	774	4.86
Other marketable securities(B)	220,499	4,603	2.09	124,648	4,258	3.42	159,897	6,742	4.22
Non-marketable securities	74,501	4,923	6.61	66,666	2,781	4.17	68,299	3,246	4.75

Total investment securities	4,440,473	185,244	4.17	3,594,848	180,512	5.02	2,476,102	140,719	5.68

Federal funds sold and securities purchased under agreements to resell	63,232	831	1.31	84,278	1,486	1.76	541,930	22,386	4.13

Total interest earning assets	12,513,164	620,417	4.96	11,440,868	655,040	5.73	10,827,963	754,712	6.97

Less allowance for loan losses	(132,057)			(129,960)			(129,978)
Unrealized gain (loss) on investment securities	143,309			114,908			56,296
Cash and due from banks	513,733			511,798			532,715
Land, buildings and equipment – net	336,665			329,553			286,166
Other assets	167,944			146,671			162,661

Total assets	$13,542,758			$12,413,838			$11,735,823

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$380,323	1,351	.36	$353,779	2,146	.61	$323,462	3,345	1.03
Interest checking and money market	6,015,827	27,391	.46	5,762,465	43,101	.75	5,253,024	97,746	1.86
Time open & C.D.’s of less than $100,000	1,838,137	48,440	2.64	2,046,041	70,367	3.44	2,259,161	121,851	5.39
Time open & C.D.’s of $100,000 and over	699,241	14,278	2.04	651,336	18,252	2.80	530,874	27,699	5.22

Total interest bearing deposits	8,933,528	91,460	1.02	8,813,621	133,866	1.52	8,366,521	250,641	3.00

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,552,439	15,306	.99	776,231	9,917	1.28	607,187	19,345	3.19
Long-term debt and other borrowings(C)	392,798	8,252	2.10	367,317	9,299	2.53	296,041	13,775	4.65

Total borrowings	1,945,237	23,558	1.21	1,143,548	19,216	1.68	903,228	33,120	3.67

Total interest bearing liabilities	10,878,765	115,018	1.06%	9,957,169	153,082	1.54%	9,269,749	283,761	3.06%

Non-interest bearing demand deposits	1,083,207			974,941			1,101,174
Other liabilities	133,813			120,143			137,832
Stockholders’ equity	1,446,973			1,361,585			1,227,068

Total liabilities and equity	$13,542,758			$12,413,838			$11,735,823

Net interest margin (T/ E)		$505,399			$501,958			$470,951

Net yield on interest earning assets			4.04%			4.39%			4.35%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			.69%			6.58%			(2.80)%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Business loan interest income includes tax free loan income of $2,466,000 in 2003, $3,355,000 in 2002, $3,937,000 in 2001, $3,587,000 in 2000 and $3,579,000 in 1999, including tax equivalent adjustments of $847,000 in 2003, $1,142,000 in 2002, $1,266,000 in 2001, $1,118,000 in 2000 and $1,153,000 in 1999. State and municipal interest income includes tax equivalent adjustments of

Years Ended December 31

2000			1999			1998
									Average
		Average			Average			Average	Balance
	Interest	Rates		Interest	Rates		Interest	Rates	Five Year
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Compound
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Growth Rate

$2,628,201	$215,199	8.19%	$2,424,416	$177,298	7.31%	$2,211,936	$171,290	7.74%	(.58)%
382,106	33,364	8.73	352,767	27,612	7.83	257,920	21,123	8.19	9.39
1,267,872	104,757	8.26	1,075,335	85,661	7.97	955,057	79,850	8.36	13.91
1,417,548	105,229	7.42	1,337,578	97,051	7.26	1,256,118	94,399	7.52	.76
1,608,795	136,165	8.46	1,525,662	123,076	8.07	1,402,676	119,894	8.55	5.04
497,519	70,256	14.12	501,109	65,193	13.01	513,124	68,776	13.40	.54

7,802,041	664,970	8.52	7,216,867	575,891	7.98	6,596,831	555,332	8.42	3.96

913,285	56,486	6.18	1,263,601	75,865	6.00	1,418,501	87,349	6.16	1.70
72,209	5,641	7.81	91,390	7,273	7.96	98,664	7,909	8.02	(3.94)
1,034,172	64,336	6.22	1,162,167	71,805	6.18	880,617	55,555	6.31	23.25
11,000	765	6.95	13,163	845	6.42	11,302	554	4.90	8.51
86,133	5,895	6.84	116,431	6,993	6.01	142,125	8,325	5.86	9.18
68,013	3,786	5.57	51,976	2,901	5.58	52,994	3,664	6.91	7.05

2,184,812	136,909	6.27	2,698,728	165,682	6.14	2,604,203	163,356	6.27	11.26

227,623	14,517	6.38	287,305	14,297	4.98	292,863	15,781	5.39	(26.40)

10,214,476	816,396	7.99	10,202,900	755,870	7.41	9,493,897	734,469	7.74	5.68

(125,887)			(119,567)			(110,904)			3.55
(3,146)			41,438			65,420			NM
533,028			590,367			608,981			(3.34)
244,877			228,236			218,201			9.06
162,709			169,748			204,205			(3.83)

$11,026,057			$11,113,122			$10,479,800			5.26

$316,532	5,484	1.73	$336,845	5,765	1.71	$317,833	7,354	2.31	3.66
4,896,337	144,398	2.95	5,073,867	126,014	2.48	4,377,794	134,773	3.08	6.56
2,068,653	112,182	5.42	2,182,804	109,857	5.03	2,197,549	118,581	5.40	(3.51)
328,652	18,275	5.56	293,926	14,572	4.96	252,628	13,713	5.43	22.58

7,610,174	280,339	3.68	7,887,442	256,208	3.25	7,145,804	274,421	3.84	4.57

777,782	44,936	5.78	621,160	27,827	4.48	533,862	25,827	4.84	23.80
104,958	6,613	6.30	26,627	884	3.32	12,953	494	3.82	97.86

882,740	51,549	5.84	647,787	28,711	4.43	546,815	26,321	4.81	28.89

8,492,914	331,888	3.91%	8,535,229	284,919	3.34%	7,692,619	300,742	3.91%	7.18

1,331,220			1,372,100			1,622,429			(7.76)
98,208			124,566			134,379			(.08)
1,103,715			1,081,227			1,030,373			7.03

$11,026,057			$11,113,122			$10,479,800			5.26%

	$484,508			$470,951			$433,727

		4.74%			4.62%			4.57%

		2.88%			8.58%			7.54%

$1,301,000 in 2003, $999,000 in 2002, $1,325,000 in 2001, $1,753,000 in 2000 and $2,375,000 in 1999. Interest income on other marketable securities includes tax equivalent adjustments of $859,000 in 2003, $346,000 in 2002, $332,000 in 2001, $424,000 in 2000 and $551,000 in 1999.
(C)	Interest expense of $494,000, $747,000, $433,000 and $312,000 which was capitalized on construction projects in 2002, 2001, 2000 and 1999, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Year Ended December 31, 2003

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,008	4.13%	$2,073	4.14%	$2,245	4.21%	$2,274	4.27%
Real estate - construction	410	4.11	399	4.18	404	4.36	403	4.51
Real estate - business	1,870	4.87	1,852	5.05	1,832	5.17	1,771	5.40
Real estate - personal	1,336	5.28	1,313	5.42	1,294	5.75	1,275	6.13
Personal banking	1,853	5.52	1,837	5.60	1,758	5.91	1,722	6.11
Credit card	538	10.49	533	10.65	518	10.49	518	10.96

Total loans	8,015	5.24	8,007	5.33	8,051	5.46	7,963	5.66

Investment securities:
U.S. government & federal agency	1,674	4.23	1,554	3.55	1,555	5.42	1,386	4.24
State & municipal obligations(A)	77	4.95	80	5.23	82	5.15	84	5.18
Mortgage and asset-backed securities	2,719	3.97	2,535	3.64	2,442	4.30	2,317	4.73
Trading securities	9	4.49	11	3.61	20	4.18	29	3.60
Other marketable securities(A)	224	1.79	232	2.53	226	1.85	200	2.17
Non-marketable securities	78	4.92	78	10.22	72	5.46	70	5.60

Total investment securities	4,781	3.99	4,490	3.69	4,397	4.60	4,086	4.46

Federal funds sold and securities purchased under agreements to resell	86	1.23	65	1.28	60	1.39	42	1.42

Total interest earning assets	12,882	4.75	12,562	4.72	12,508	5.14	12,091	5.24

Less allowance for loan losses	(132)		(132)		(132)		(131)
Unrealized gain on investment securities	112		140		156		165
Cash and due from banks	522		524		503		506
Land, buildings and equipment - net	335		336		337		339
Other assets	166		161		178		166

Total assets	$13,885		$13,591		$13,550		$13,136

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$388	.31	$386	.31	$384	.40	$362	.40
Interest checking and money market	6,135	.39	6,076	.39	5,970	.52	5,879	.53
Time open & C.D.’s under $100,000	1,756	2.38	1,806	2.49	1,872	2.72	1,921	2.93
Time open & C.D.’s $100,000 & over	634	1.92	652	2.05	779	2.01	734	2.18

Total interest bearing deposits	8,913	.88	8,920	.93	9,005	1.10	8,896	1.18

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,815	.91	1,558	.89	1,527	1.10	1,304	1.08
Long-term debt and other borrowings	410	2.07	410	1.96	388	2.14	363	2.25

Total borrowings	2,225	1.12	1,968	1.11	1,915	1.31	1,667	1.33

Total interest bearing liabilities	11,138	.93%	10,888	.97%	10,920	1.14%	10,563	1.20%

Non-interest bearing demand deposits	1,184		1,113		1,039		995
Other liabilities	117		133		146		138
Stockholders’ equity	1,446		1,457		1,445		1,440

Total liabilities and equity	$13,885		$13,591		$13,550		$13,136

Net interest margin (T/ E)	$128		$123		$129		$125

Net yield on interest earning assets		3.95%		3.89%		4.15%		4.19%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2002

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,454	4.37%	$2,404	4.84%	$2,433	4.77%	$2,382	4.93%
Real estate – construction	492	4.82	487	5.00	478	5.09	440	5.27
Real estate – business	1,528	5.75	1,477	5.97	1,453	6.07	1,474	6.13
Real estate – personal	1,237	6.26	1,228	6.52	1,248	6.72	1,276	6.92
Personal banking	1,738	6.35	1,694	6.52	1,594	6.95	1,558	7.15
Credit card	508	10.75	494	10.94	480	10.47	487	11.02

Total loans	7,957	5.80	7,784	6.08	7,686	6.16	7,617	6.36

Investment securities:
U.S. government & federal agency	1,330	4.72	1,338	4.30	1,130	5.17	1,130	4.39
State & municipal obligations(A)	48	6.53	37	7.65	39	7.99	40	8.02
Mortgage and asset-backed securities	2,136	5.10	2,126	5.21	2,070	5.43	2,142	5.55
Trading securities	12	4.34	11	4.89	13	5.28	8	4.93
Other marketable securities(A)	102	4.01	74	4.60	123	3.19	201	2.80
Non-marketable securities	69	4.20	66	4.44	66	3.84	66	4.20

Total investment securities	3,697	4.93	3,652	4.87	3,441	5.26	3,587	5.03

Federal funds sold and securities purchased under agreements to resell	78	1.52	45	2.05	90	1.84	124	1.76

Total interest earning assets	11,732	5.50	11,481	5.68	11,217	5.85	11,328	5.89

Less allowance for loan losses	(131)		(130)		(129)		(130)
Unrealized gain on investment securities	155		146		81		77
Cash and due from banks	517		510		511		509
Land, buildings and equipment – net	336		334		329		319
Other assets	148		149		140		150

Total assets	$12,757		$12,490		$12,149		$12,253

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$354	.50	$359	.64	$362	.64	$340	.64
Interest checking and money market	5,846	.61	5,740	.77	5,758	.80	5,705	.81
Time open & C.D.’s under $100,000	1,967	3.07	1,999	3.18	2,074	3.46	2,146	4.02
Time open & C.D.’s $100,000 & over	620	2.58	666	2.65	686	2.77	633	3.21

Total interest bearing deposits	8,787	1.30	8,764	1.46	8,880	1.57	8,824	1.76

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,052	1.21	843	1.38	513	1.22	692	1.29
Long-term debt and other borrowings	361	2.23	356	2.29	361	2.63	392	2.94

Total borrowings	1,413	1.47	1,199	1.65	874	1.80	1,084	1.89

Total interest bearing liabilities	10,200	1.32%	9,963	1.48%	9,754	1.59%	9,908	1.77%

Non-interest bearing demand deposits	1,014		997		958		929
Other liabilities	137		137		95		111
Stockholders’ equity	1,406		1,393		1,342		1,305

Total liabilities and equity	$12,757		$12,490		$12,149		$12,253

Net interest margin (T/ E)	$129		$127		$125		$121

Net yield on interest earning assets		4.35%		4.40%		4.47%		4.34%

(A) Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

	For the Quarter Ended
Year Ended December 31, 2003
(In thousands, except per share data)	12/31/03	9/30/03	6/30/03	3/31/03

Interest income	$153,649	$148,529	$159,648	$155,584
Interest expense	(26,142)	(26,541)	(30,961)	(31,374)

Net interest income	127,507	121,988	128,687	124,210
Non-interest income	76,420	76,940	73,701	74,606
Salaries and employee benefits	(64,964)	(65,036)	(66,006)	(68,593)
Other expense	(51,801)	(51,394)	(52,209)	(52,141)
Provision for loan losses	(11,002)	(9,655)	(9,999)	(10,020)

Income before income taxes	76,160	72,843	74,174	68,062
Income taxes	(22,299)	(17,895)	(23,687)	(20,834)

Net income	$53,861	$54,948	$50,487	$47,228

Net income per share – basic*	$.79	$.79	$.73	$.67
Net income per share – diluted*	$.78	$.79	$.72	$.66

Weighted average shares – basic*	68,318	69,027	69,461	70,206
Weighted average shares – diluted*	69,385	69,936	70,194	70,952

	For the Quarter Ended
Year Ended December 31, 2002
(In thousands, except per share data)	12/31/02	9/30/02	6/30/02	3/31/02

Interest income	$161,907	$163,760	$163,050	$163,836
Interest expense	(33,977)	(36,979)	(38,484)	(43,148)

Net interest income	127,930	126,781	124,566	120,688
Non-interest income	72,500	69,547	69,427	69,098
Salaries and employee benefits	(63,614)	(64,214)	(62,073)	(65,927)
Other expense	(52,435)	(47,806)	(51,719)	(50,412)
Provision for loan losses	(10,848)	(9,193)	(6,668)	(7,399)

Income before income taxes	73,533	75,115	73,533	66,048
Income taxes	(22,634)	(24,698)	(24,021)	(20,566)

Net income	$50,899	$50,417	$49,512	$45,482

Net income per share – basic*	$.72	$.70	$.69	$.63
Net income per share – diluted*	$.71	$.70	$.68	$.62

Weighted average shares – basic*	70,598	71,421	72,222	72,235
Weighted average shares – diluted*	71,409	72,266	73,229	73,184

	For the Quarter Ended
Year Ended December 31, 2001
(In thousands, except per share data)	12/31/01	9/30/01	6/30/01	3/31/01

Interest income	$172,605	$184,826	$192,895	$201,463
Interest expense	(55,155)	(68,527)	(75,058)	(84,274)

Net interest income	117,450	116,299	117,837	117,189
Non-interest income	70,215	68,997	69,031	66,756
Salaries and employee benefits	(60,957)	(60,331)	(59,687)	(60,265)
Other expense	(49,555)	(50,404)	(51,490)	(50,408)
Provision for loan losses	(10,584)	(8,317)	(7,992)	(9,530)

Income before income taxes	66,569	66,244	67,699	63,742
Income taxes	(20,350)	(21,302)	(22,493)	(21,397)

Net income	$46,219	$44,942	$45,206	$42,345

Net income per share – basic*	$.64	$.62	$.62	$.58
Net income per share – diluted*	$.63	$.61	$.61	$.58

Weighted average shares – basic*	72,323	72,694	72,989	72,783
Weighted average shares – diluted*	73,157	73,567	73,757	73,787

*	Restated for the 5% stock dividend distributed in 2003.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is set forth on pages 32 through 34 of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

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

      The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees of the Company, meets periodically with the management, internal auditors and independent public accountants to ensure that each is discharging its responsibilities. Both the internal auditors and the independent public accountants have free access to the Audit Committee without management present. The Committee maintains a formal charter outlining its various responsibilities including oversight of accounting policies, internal accounting controls, and financial statements prepared for public distribution.

      The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safe-guarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2003, management believes that the internal controls are in place and operating effectively.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Commerce Bancshares, Inc.:

      We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

February 20, 2004

Kansas City, Missouri

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002

	(In thousands)
ASSETS
Loans, net of unearned income	$8,142,679	$7,875,944
Allowance for loan losses	(135,221)	(130,618)

Net loans	8,007,458	7,745,326

Investment securities:
Available for sale	4,956,668	4,201,477
Trading	9,356	11,635
Non-marketable	73,170	62,136

Total investment securities	5,039,194	4,275,248

Federal funds sold and securities purchased under agreements to resell	108,120	16,945
Cash and due from banks	567,123	710,406
Land, buildings and equipment – net	336,366	335,230
Goodwill	48,522	43,224
Other intangible assets – net	2,184	3,967
Other assets	178,197	178,069

Total assets	$14,287,164	$13,308,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,716,214	$1,478,880
Savings, interest checking and money market	6,080,543	5,878,230
Time open and C.D.’s of less than $100,000	1,730,237	1,952,850
Time open and C.D.’s of $100,000 and over	679,214	603,351

Total deposits	10,206,208	9,913,311

Federal funds purchased and securities sold under agreements to repurchase	2,108,920	1,459,868
Long-term debt and other borrowings	400,977	338,457
Other liabilities	120,105	174,327

Total liabilities	12,836,210	11,885,963

Stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 68,636,548 shares in 2003 and 67,238,437 shares in 2002	343,183	336,192
Capital surplus	359,300	290,041
Retained earnings	707,136	707,433
Treasury stock of 668,539 shares in 2003 and 136,236 shares in 2002, at cost	(29,573)	(5,507)
Other	(1,963)	(1,800)
Accumulated other comprehensive income	72,871	96,093

Total stockholders’ equity	1,450,954	1,422,452

Total liabilities and stockholders’ equity	$14,287,164	$13,308,415

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31

(In thousands, except per share data)	2003	2002	2001

INTEREST INCOME
Interest and fees on loans	$433,495	$471,900	$590,341
Interest on investment securities	183,084	179,167	139,062
Interest on federal funds sold and securities purchased under agreements to resell	831	1,486	22,386

Total interest income	617,410	652,553	751,789

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	28,742	45,247	101,091
Time open and C.D.’s of less than $100,000	48,440	70,367	121,851
Time open and C.D.’s of $100,000 and over	14,278	18,252	27,699
Interest on federal funds purchased and securities sold under agreements to repurchase	15,306	9,917	19,345
Interest on long-term debt and other borrowings	8,252	8,805	13,028

Total interest expense	115,018	152,588	283,014

Net interest income	502,392	499,965	468,775
Provision for loan losses	40,676	34,108	36,423

Net interest income after provision for loan losses	461,716	465,857	432,352

NON-INTEREST INCOME
Trust fees	60,921	60,682	62,753
Deposit account charges and other fees	102,591	91,303	84,486
Bank card transaction fees	62,222	57,850	54,583
Trading account profits and commissions	14,740	15,954	15,332
Consumer brokerage services	9,095	9,744	9,206
Mortgage banking revenue	4,007	4,277	6,195
Net gains on securities transactions	4,560	2,835	3,140
Other	43,531	37,927	39,304

Total non-interest income	301,667	280,572	274,999

NON-INTEREST EXPENSE
Salaries and employee benefits	264,599	255,828	241,240
Net occupancy	38,736	34,635	32,027
Equipment	24,104	22,865	21,991
Supplies and communication	33,474	32,929	33,778
Data processing and software	40,567	44,963	47,178
Marketing	14,397	15,001	12,914
Goodwill amortization	—	—	4,665
Other intangible assets amortization	1,794	2,323	3,040
Other	54,473	49,656	46,264

Total non-interest expense	472,144	458,200	443,097

Income before income taxes	291,239	288,229	264,254
Less income taxes	84,715	91,919	85,542

Net income	$206,524	$196,310	$178,712

Net income per share – basic	$2.98	$2.74	$2.46
Net income per share – diluted	$2.95	$2.71	$2.43

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

(In thousands)	2003	2002	2001

OPERATING ACTIVITIES
Net income	$206,524	$196,310	$178,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	40,676	34,108	36,423
Provision for depreciation and amortization	41,378	35,310	37,879
Amortization of investment security premiums, net	29,646	18,913	5,427
Provision (benefit) for deferred income taxes	(11,626)	10,911	(9,346)
Net gains on securities transactions	(4,560)	(2,835)	(3,140)
Net (increase) decrease in trading securities	(633)	1,985	7,471
Stock based compensation	6,092	5,965	5,790
Decrease in interest receivable	392	868	7,494
Decrease in interest payable	(8,837)	(11,559)	(13,250)
Increase (decrease) in income taxes payable	6,993	(7,331)	3,079
Other changes, net	(36,347)	(19,976)	15,801

Net cash provided by operating activities	269,698	262,669	272,340

INVESTING ACTIVITIES
Net cash received in acquisitions	5,199	—	15,035
Cash paid in sales of branches	—	(20,252)	(4,282)
Proceeds from sales of available for sale securities	243,456	299,626	341,580
Proceeds from maturities of available for sale securities	1,683,626	1,408,251	1,507,647
Purchases of available for sale securities	(2,755,260)	(2,179,276)	(3,542,577)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(91,175)	358,115	(119,600)
Net (increase) decrease in loans	(261,408)	(277,988)	429,024
Purchases of land, buildings and equipment	(36,111)	(54,035)	(78,598)
Sales of land, buildings and equipment	3,373	3,644	2,697

Net cash used in investing activities	(1,208,300)	(461,915)	(1,449,074)

FINANCING ACTIVITIES
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	447,080	102,783	604,373
Net increase (decrease) in time open and C.D.’s	(146,750)	(218,730)	183,641
Net increase in federal funds purchased and securities sold under agreements to repurchase	649,052	372,466	539,492
Repayment of long-term borrowings	(285,186)	(103,937)	(100,897)
Additional long-term borrowings	225,248	50,000	250,000
Net increase in short-term borrowings	74,183	—	—
Purchases of treasury stock	(125,724)	(83,879)	(58,685)
Issuance under stock purchase, option and benefit plans	8,682	8,916	6,558
Cash dividends paid on common stock	(51,266)	(42,185)	(40,254)

Net cash provided by financing activities	795,319	85,434	1,384,228

Increase (decrease) in cash and cash equivalents	(143,283)	(113,812)	207,494
Cash and cash equivalents at beginning of year	710,406	824,218	616,724

Cash and cash equivalents at end of year	$567,123	$710,406	$824,218

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Capital	Retained	Treasury		Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Stock	Other	Income(Loss)	Total

Balance, December 31, 2000	$313,279	$166,466	$655,443	$(2,895)	$(1,179)	$15,967	$1,147,081

Net income			178,712				178,712
Other comprehensive income, net of tax						21,373	21,373

Total comprehensive income							200,085

Purchase of treasury stock				(58,685)			(58,685)
Cash dividends paid ($.553 per share)			(40,254)				(40,254)
Net tax benefit related to stock option plans		1,652					1,652
Stock based compensation		5,107			683		5,790
Issuance under stock purchase, option and award plans, net	123	(7,819)		15,507	(1,253)		6,558
Pooling acquisition	4,384	5,414	5,198			83	15,079
5% stock dividend, net	10,092	66,708	(117,835)	40,886			(149)

Balance, December 31, 2001	327,878	237,528	681,264	(5,187)	(1,749)	37,423	1,277,157

Net income			196,310				196,310
Other comprehensive income, net of tax						58,670	58,670

Total comprehensive income							254,980

Purchase of treasury stock				(83,879)			(83,879)
Cash dividends paid ($.590 per share)			(42,185)				(42,185)
Net tax benefit related to stock option plans		1,668					1,668
Stock based compensation		5,273			692		5,965
Issuance under stock purchase, option and award plans, net	341	(7,161)		16,479	(743)		8,916
5% stock dividend, net	7,973	52,733	(127,956)	67,080			(170)

Balance, December 31, 2002	336,192	290,041	707,433	(5,507)	(1,800)	96,093	1,422,452

Net income			206,524				206,524
Other comprehensive income, net of tax						(23,222)	(23,222)

Total comprehensive income							183,302

Purchase of treasury stock				(125,724)			(125,724)
Cash dividends paid ($.743 per share)			(51,266)				(51,266)
Net tax benefit related to stock option plans		1,524					1,524
Stock based compensation		5,371			721		6,092
Issuance under stock purchase, option and award plans, net		(8,822)		18,388	(884)		8,682
Purchase acquisition	748	5,252					6,000
5% stock dividend, net	6,243	65,934	(155,555)	83,270			(108)

Balance, December 31, 2003	$343,183	$359,300	$707,136	$(29,573)	$(1,963)	$72,871	$1,450,954

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

      Commerce Bancshares, Inc. (the Company) conducts its principal activities through its banking and non-banking subsidiaries from approximately 330 locations throughout Missouri, Illinois and Kansas. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance, venture capital and real estate activities.

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

Intangible Assets

      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. This Statement established new accounting and reporting for acquired goodwill and other intangible assets. Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles, continue to be amortized over their useful lives. Prior to the adoption of Statement No. 142, goodwill had been amortized using the straight-line method over periods of 15-25 years, as reflected in the accompanying 2001 consolidated income statement. Core deposit intangibles are amortized over a maximum of 10 years using accelerated methods for all periods presented.

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

Loans and Related Earnings

      Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees or costs on originated loans. Origination fees received on loans in excess of amounts representing the estimated costs of origination are deferred and credited to interest income using the interest method or recognized when the loan is sold.

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

      It is the general policy of the Company to stop accruing interest income and recognize interest on a cash basis when any commercial or real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless the loan is well-secured and, in management’s judgment, considered to be fully collectible. Accrual of interest on consumer installment loans is suspended when any payment of principal or interest is more than 120 days delinquent. Credit card loans and the related accrued interest are charged off when the receivable is more than 180 days past due. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. The Company classifies all non-accrual loans and loans 90 days delinquent and still accruing interest as impaired. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Generally, the Company evaluates loans for impairment when a portion of a loan is internally risk rated as substandard or doubtful. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.

Allowance/ Provision for Loan Losses

      The Company maintains an allowance to absorb probable loan losses inherent in the portfolio. Actual loan losses, net of recoveries, are deducted from the allowance. A provision for loan losses, which is a charge against earnings, is added to the allowance. The provision is based upon management’s estimate of the amount required to maintain an adequate allowance for losses, reflective of the risks in the loan portfolio. This estimate is based upon reviews of the portfolio, past loan loss experience, current economic conditions and such other factors, which in management’s judgment, deserve current recognition. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

      Non-marketable securities include certain venture capital investments, consisting of both debt and equity, and are accounted for at fair value. Fair value is determined based on observable market values or at estimated fair values, in the absence of readily ascertainable market values. Subsequently, these investments are adjusted to reflect changes in valuation as a result of a public offering or other-than-temporary declines in value. Other non-marketable securities acquired for debt and regulatory purposes are accounted for at cost.

      Trading account securities, which are bought and held principally for the purpose of resale in the near term, are carried at fair value. Gains and losses, both realized and unrealized, are recorded in non-interest income.

Operating, Direct Financing and Sales Type Leases

      The net investment in direct financing and sales type leases is included in loans on the Company’s consolidated balance sheet, and consists of the present value of the future minimum lease payments plus the present value of the estimated residual. Revenue consists of interest earned on the present value of the lease payments and residual, and is recognized over the lease term as a constant percentage return on the net investment. The net investment in operating leases is included in other assets on the Company’s consolidated balance sheet. It is carried at cost, less the amount depreciated to date. Depreciation is recognized, on the straight-line basis, over the lease term to the Company’s estimate of the equipment’s residual value at lease termination. Operating lease revenue consists of the contractual lease payments and is recognized over the lease term. Residual value, representing the estimated value of the equipment upon termination of the lease, is recorded at the inception of each lease based on an amount estimated by management utilizing contract terms, past customer experience, and general market data. It is reviewed, and adjusted if necessary, on an annual basis.

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

Foreclosed Assets

      Foreclosed assets consist of property that has been formally repossessed. Collateral obtained through foreclosure is comprised of commercial and residential real estate and other non-real estate property, including automobiles. The assets are initially recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Subsequent operating results, including unrealized losses and realized gains and losses on sale, are recorded in other non-interest expense.

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

      The Company and its eligible subsidiaries file consolidated income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable losses or credits are reimbursed by other subsidiaries that incur tax liabilities. A valuation allowance is recorded when necessary to reduce deferred tax assets to amounts which are deemed more likely than not to be realized.

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

      Upon the Company’s adoption of Statement No. 133, it recorded a transition adjustment that increased 2001 net income by $9,000. Because of its immateriality, the adjustment was not presented separately in the income statement as a cumulative effect of a change in accounting principle. The Company’s derivative usage is discussed further in Note 17 on Derivative Instruments.

Employee Stock Options and Awards

      At December 31, 2003, the Company had several stock-based employee compensation plans, which are described more fully in Note 11, Stock Option Plans, Restricted Stock Awards and Directors Stock Purchase Plan. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123, “Accounting for Stock-Based Compensation” for all of its stock-based employee compensation plans. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statement No. 123 been applied to all awards granted to employees after January 1, 1995.

      Restricted stock awards are recorded as unearned compensation (included in stockholders’ equity) and are amortized to expense on a straight-line basis over the vesting period.

Treasury Stock

      Purchases of the Company’s common stock are recorded at cost. Upon reissuance, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share

      Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options) outstanding during each year. All per share data has been restated to reflect the 5% stock dividend distributed in December 2003.

2. Acquisitions

      Effective January 1, 2003, the Company acquired 100% of the outstanding stock of The Vaughn Group, Inc. (Vaughn), a direct equipment lessor based in Cincinnati, Ohio. At acquisition, Vaughn had a lease portfolio which included direct financing leases, sale type leases, and operating leases. The largest component was direct financing leases of $38.7 million, mainly of data processing hardware. In addition, Vaughn serviced approximately $350 million of lease agreements for other institutions involving capital equipment, ranging from production machinery to transportation equipment. The Company issued stock valued at $6.0 million and paid cash of $2.5 million in the acquisition. The acquisition was accounted for as a purchase. Goodwill of $5.3 million was recognized as a result of the transaction.

      Effective March 1, 2001, the Company acquired Breckenridge Bancshares Company and its subsidiary bank, Centennial Bank, in St. Ann, Missouri, with assets of $254 million, loans of $189 million, and deposits of $216 million. The Company issued common stock valued at $34.4 million as consideration in the transaction, which was accounted for as a pooling of interests. Financial statements for periods prior to the consummation of the acquisition have not been restated because such restated amounts do not differ materially from the Company’s historical financial statements. The following schedule summarizes pro forma consolidated financial data for 2001 as if the Breckenridge acquisition had been consummated on January 1, 2001.

	As	Impact of
(In thousands, except per share data)	reported	acquisition	Proforma

Net interest income plus non-interest income	$743,774	$1,292	$745,066
Net income	178,712	(1,055)	177,657
Net income per share – diluted	2.43	(.02)	2.41

3. Loans and Allowance for Loan Losses

      Major classifications of loans at December 31, 2003 and 2002 are as follows:

(In thousands)	2003	2002

Business	$2,081,958	$2,263,644
Real estate – construction	427,083	404,519
Real estate – business	1,875,069	1,736,646
Real estate – personal	1,338,604	1,282,223
Personal banking	1,858,542	1,662,801
Credit card	561,423	526,111

Total loans	$8,142,679	$7,875,944

      Loans to directors and executive officers of the Parent and its significant subsidiaries and to their associates are summarized as follows:

(In thousands)

Balance at January 1, 2003	$54,784
Additions	86,061
Amounts collected	(51,811)
Amounts written off	—

Balance at December 31, 2003	$89,034

      Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2003 to principal holders of the Company’s common stock.

      The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other states contiguous to Missouri. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short and intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2003, unfunded loan commitments totaled $5,936,584,000 (which included $2,962,369,000 in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2003, loans of $975,805,000 were pledged at the Federal Home Loan Bank (FHLB) by subsidiary banks as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $293,719,000 were pledged at the Federal Reserve as collateral for discount window borrowings. There were no discount window borrowings at December 31, 2003.

      The Company has a net investment in direct financing and sales type leases of $190,665,000 and $182,206,000, at December 31, 2003 and 2002, respectively, which is included in loans on the Company’s consolidated balance sheet. A net investment in operating leases, which was acquired with the Vaughn acquisition in 2003 and amounted to $8,665,000 at December 31, 2003, is included in other assets on the Company’s consolidated balance sheet.

      Residential mortgage loans held for sale amounted to $12,485,000 at December 31, 2003 and $41,078,000 at December 31, 2002. These are comprised of fixed rate loans which are sold to the secondary market, generally within three months.

      A summary of the allowance for loan losses is as follows:

	Years Ended December 31

(In thousands)	2003	2002	2001

Balance, January 1	$130,618	$129,973	$128,445

Additions:
Provision for loan losses	40,676	34,108	36,423
Allowance of acquired companies	500	—	2,519

Total additions	41,176	34,108	38,942

Deductions:
Loan losses	53,857	47,885	50,795
Less recoveries	17,284	14,422	13,381

Net loan losses	36,573	33,463	37,414

Balance, December 31	$135,221	$130,618	$129,973

      Impaired loans include all non-accrual loans and loans 90 days delinquent and still accruing interest. The net amount of interest income recorded on such loans during their impairment period was not significant. The Company had ceased recognition of interest income on loans with a carrying value of $32,523,000 and $28,065,000 at December 31, 2003 and 2002, respectively. The interest income not recognized on non-accrual loans was $2,311,000, $2,609,000 and $2,437,000 during 2003, 2002 and 2001, respectively. Loans 90 days delinquent and still accruing interest amounted to $20,901,000 and $22,428,000 at December 31, 2003 and 2002, respectively. Average impaired loans were $52,431,000 during 2003, $49,010,000 during 2002 and $46,340,000 during 2001.

      The following table presents information on impaired loans at December 31:

(In thousands)	2003	2002

Impaired loans for which an allowance has been provided	$25,822	$22,308
Impaired loans for which no specific allowance has been provided	27,602	28,185

Total impaired loans	$53,424	$50,493

Allowance related to impaired loans	$5,603	$6,581

4. Investment Securities

      A summary of the available for sale investment securities by maturity groupings as of December 31, 2003 follows below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2003. Yields on tax exempt securities have not been adjusted for tax exempt status.

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$387,472	$392,275	4.32%
After 1 but within 5 years	853,998	872,974	3.72
After 5 but within 10 years	492,945	512,432	2.64
After 10 years	51,234	57,045	2.92

Total U.S. government and federal agency obligations	1,785,649	1,834,726	3.53

State and municipal obligations:
Within 1 year	10,662	10,828	3.61
After 1 but within 5 years	45,475	46,501	3.08
After 5 but within 10 years	14,936	15,349	3.76
After 10 years	1,904	1,915	6.04

Total state and municipal obligations	72,977	74,593	3.39

Mortgage and asset-backed securities	2,767,423	2,800,434	4.10

Other debt securities:
Within 1 year	43,086	43,086
After 1 but within 5 years	19,995	20,501

Total other debt securities	63,081	63,587

Equity securities	150,003	183,328

Total available for sale investment securities	$4,839,133	$4,956,668

      The unrealized gains and losses by type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2003
U.S. government and federal agency obligations	$1,785,649	$56,197	$7,120	$1,834,726
State and municipal obligations	72,977	1,644	28	74,593
Mortgage and asset- backed securities	2,767,423	40,589	7,578	2,800,434
Other debt securities	63,081	506	—	63,587
Equity securities	150,003	33,325	—	183,328

Total	$4,839,133	$132,261	$14,726	$4,956,668

December 31, 2002
U.S. government and federal agency obligations	$1,424,525	$49,803	$2	$1,474,326
State and municipal obligations	77,039	1,684	403	78,320
Mortgage and asset- backed securities	2,345,889	70,577	1,208	2,415,258
Other debt securities	39,289	838	—	40,127
Equity securities	159,746	33,700	—	193,446

Total	$4,046,488	$156,602	$1,613	$4,201,477

      The table above shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2003 and 2002. This temporary impairment represents the amount of loss that would be realized if the securities were sold at valuation date, and occurs as a result of changes in overall bond yields between the date the bond was acquired and the valuation date. Securities which were temporarily impaired at December 31, 2003 are shown below, along with the length of the impairment period. At year end 2003, the total available for sale portfolio consisted of over 800 individual securities. The table below includes 97 positions that were in an unrealized loss position. Nearly all relate to securities purchased by the Company during 2003.

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government and federal agency obligations	$234,777	$7,120	$—	$—	$234,777	$7,120
State and municipal obligations	6,959	28	—	—	6,959	28
Mortgage and asset-backed securities	725,741	7,573	579	5	726,320	7,578

Total temporarily impaired securities	$967,477	$14,721	$579	$5	$968,056	$14,726

      In addition to the available for sale portfolio, investment securities held by the Company include certain securities which are not readily marketable. These securities are carried at fair value, which in the absence of readily ascertainable market values or indications of impairment, may be represented by estimated fair value. These securities are shown in a separate non-marketable category of investment securities on the Company’s consolidated balance sheet, which at December 31, 2003 totaled $73,170,000. They included holdings of Federal Reserve Bank (FRB) stock totaling $23,282,000 and Federal Home Loan Bank (FHLB) stock of $28,362,000, which are required to be held for regulatory purposes and for borrowing availability. Investment in FRB stock is based on the capital structure of the bank, and investment in FHLB stock is tied to the borrowings level. The remainder of the securities in the non-marketable category were comprised of investments in venture capital and private equity concerns.

      The following table presents proceeds from sales of securities and the components of net securities gains.

(In thousands)	2003	2002	2001

Proceeds from sales	$243,456	$299,626	$341,580

Realized gains	$8,599	$7,281	$8,796
Realized losses	4,039	4,446	5,656

Net realized gains	$4,560	$2,835	$3,140

      Investment securities with a par value of $1,876,005,000 and $1,271,165,000 were pledged at December 31, 2003 and 2002, respectively, to secure public deposits, securities sold under repurchase agreements, and borrowings at the Federal Reserve discount window. Except for U.S. government and federal agency obligations, no investment in a single issuer exceeds 10% of stockholders’ equity.

5.	Land, Buildings and Equipment

      Land, buildings and equipment consist of the following at December 31, 2003 and 2002:

(In thousands)	2003	2002

Land	$68,677	$66,589
Buildings and improvements	384,826	375,000
Equipment	181,996	168,522

Total	635,499	610,111

Less accumulated depreciation and amortization	299,133	274,881

Net land, buildings and equipment	$336,366	$335,230

      Depreciation expense of $30,918,000, $28,140,000 and $25,458,000 for 2003, 2002 and 2001, respectively, was included in net occupancy expense, equipment expense and other expense in the consolidated income statements. Repairs and maintenance expense of $16,789,000, $15,861,000 and $15,529,000 for 2003, 2002 and 2001, respectively, was included in net occupancy expense, equipment expense and other expense. Interest expense capitalized on construction projects was $494,000 and $747,000 in 2002 and 2001, respectively.

6. Intangible Assets and Goodwill

      Effective January 1, 2002, the Company adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The transition requirements of Statement No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company first identified its reporting units, which were determined to be the three reportable segments of Consumer, Commercial, and Money Management. The carrying value of each reporting unit was then established by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The fair value of each reporting unit was determined and compared to the carrying amount of the reporting unit. Because the fair value of each of the reporting units exceeded the carrying value of the unit, no impairment of reporting unit goodwill was indicated. As a result, no impairment loss was recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of income.

      In conjunction with the acquisition of The Vaughn Group, Inc. in January 2003, the Company recorded goodwill of $5,298,000. During the second quarter of 2002, the Company sold several bank branches. Goodwill and other intangible assets, net of accumulated amortization, amounting to $1,300,000 were reversed in the determination of the gain recorded.

      The following table presents information about the Company’s intangible assets.

	December 31, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(45,812)	$47,930	$(44,097)
Mortgage servicing rights	567	(501)	1,174	(1,040)

Total	$48,497	$(46,313)	$49,104	$(45,137)

      As of December 31, 2003, the Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets for the years ended December 31, 2003, 2002 and 2001 was $1,794,000, $2,323,000 and $3,040,000, respectively. Estimated annual amortization expense for the years 2004 through 2008 is as follows.

(In thousands)

2004	$1,685
2005	453
2006	10
2007	10
2008	10

      As required by Statement No. 142, the Company discontinued recording goodwill amortization effective January 1, 2002. If no goodwill amortization had been recorded during 2001, the financial statements would have reflected net income of $183,377,000, or a $4,665,000 increase over that reported, and a $.06 increase in both basic and diluted income per share. As a result of routine annual assessments, no impairment of intangible assets was recorded in 2003 or 2002. Further, the January 1, 2004 review revealed no impairments as of that date.

7.	Deposits

      At December 31, 2003, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)

Due in 2004	$1,663,826
Due in 2005	520,429
Due in 2006	130,142
Due in 2007	50,133
Due in 2008	41,371
Thereafter	3,550

Total	$2,409,451

      At December 31, 2003, the scheduled maturities of time open and certificates of deposit over $100,000 were as follows:

	Certificates
	of	Other Time
	Deposit over	Deposits over
(In thousands)	$100,000	$100,000	Total

Due in 3 months or less	$329,358	$2,568	$331,926
Due in over 3 through 6 months	117,523	2,403	119,926
Due in over 6 through 12 months	91,479	7,566	99,045
Due in over 12 months	112,031	16,286	128,317

Total	$650,391	$28,823	$679,214

      Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated “Cash and due from banks” from everyday usage in operation of the banks. The minimum reserve requirements for the subsidiary banks at December 31, 2003, totaled $117,966,000.

8.	Borrowings

      Short-term borrowings of the Company consisted of federal funds purchased, securities sold under agreements to repurchase, and certain advances from the FHLB. All securities underlying the agreements to repurchase are under the Company’s control. The following table presents balance and interest rate information on these and other short-term borrowings.

		Year			Maximum
		End	Average	Average	Outstanding
		Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Borrower	Rate	Rate	Outstanding	Month End	December 31

Federal funds purchased and securities sold under agreements to repurchase	Subsidiary banks
2003		.9%	1.0%	$1,552,439	$2,108,920	$2,108,920
2002		1.0	1.3	776,231	1,459,868	1,459,868
2001		1.3	3.2	607,187	1,087,402	1,087,402
FHLB advances	Subsidiary banks
2003		1.2	1.2	61,918	100,000	100,000
2001		—	5.6	59,315	100,000	—

      Debt of the Company which had an original term of greater than one year consisted of the following at December 31, 2003.

			Year
			End	Year
		Maturity	Weighted	End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary banks	2004	1.2%	$100,000
		2005	1.9	115,000
		2006	3.3	38,000
		2007	3.6	12,000
		2008	5.5	2,079
Nonrecourse lease financing notes	Bank leasing subsidiary	2004	4.9	1,256
		2005	5.3	6,742
		2006	5.5	6,181
		2007	5.0	4,183
Structured notes payable	Venture capital subsidiary	2007	0.0	3,901
		2012	0.0	7,515
Subordinated debentures	Subsidiary holding company	2030	10.9	4,000
Other				120

Total long-term debt				$300,977

      Banking subsidiaries of the Company are members of the FHLB and have access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the respective borrowing bank. Rates in effect on these borrowings at December 31, 2003 ranged from 1.2% on floating rate debt to 7.1% on fixed rate debt. Approximately $167,079,000 of FHLB advances outstanding at December 31, 2003 had a fixed interest rate. All of the Company’s outstanding borrowings with the FHLB have prepayment penalties in their terms.

      Specified amounts of the Company’s lease receivables and underlying equipment in leasing transactions serve as collateral for nonrecourse lease financing notes from other financial institutions, which totaled $18,362,000 at December 31, 2003. In the event of a default by a lessee, the other financial institution has a first lien on the underlying lease equipment and chattel paper, with no further recourse against the Company.

      In 2001, the Company assumed $4,000,000 of subordinated debentures as a result of its acquisition of Breckenridge Bancshares Company (Breckenridge). These debentures, which are due in 2030 and are redeemable beginning in 2010, were issued to a wholly owned grantor trust (the Trust). Breckenridge had previously formed the Trust to issue preferred securities representing undivided beneficial interests in the assets of the Trust and to invest the gross proceeds of such preferred securities in the debentures of Breckenridge. While the Trust is accounted for as an unconsolidated equity investment under the requirements of Financial Interpretation 46, the trust preferred securities issued by the Trust qualify as Tier 1 Capital for regulatory purposes.

      Other long-term debt includes funds borrowed from third-party insurance companies by a venture capital subsidiary, a Missouri Certified Capital Company, to support its investment activities. Because the insurance companies receive tax credits, the borrowings do not bear interest. This debt is secured by assets of the subsidiary and letters of credit from an affiliate bank.

      Cash payments for interest on deposits and borrowings during 2003, 2002 and 2001 on a consolidated basis amounted to $124,022,000, $164,147,000 and $296,302,000, respectively.

9.	Income Taxes

      Income tax expense (benefit) from operations for the years ended December 31, 2003, 2002 and 2001 consists of:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2003:
U.S. federal	$92,053	$(11,513)	$80,540
State and local	4,288	(113)	4,175

	$96,341	$(11,626)	$84,715

Year ended December 31, 2002:
U.S. federal	$84,080	$11,033	$95,113
State and local	(3,072)	(122)	(3,194)

	$81,008	$10,911	$91,919

Year ended December 31, 2001:
U.S. federal	$88,914	$(7,331)	$81,583
State and local	5,974	(2,015)	3,959

	$94,888	$(9,346)	$85,542

      Income tax expense (benefit) allocated directly to stockholders’ equity for the years ended December 31, 2003, 2002 and 2001 consists of:

(In thousands)	2003	2002	2001

Unrealized gain (loss) on securities available for sale	$(14,233)	$33,830	$15,289
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,524)	(1,668)	(1,652)
Minimum pension liability	—	2,129	(2,129)

Income tax expense (benefit) allocated to stockholders’ equity	$(15,757)	$34,291	$11,508

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below.

(In thousands)	2003	2002

Deferred tax assets:
Loans, principally due to allowance for loan losses	$59,900	$52,736
Unearned fee income	704	532
Deferred compensation	1,389	1,522
Accrued expenses	2,094	1,021
Stock options	7,464	6,115
Net operating loss carryforwards of acquired companies	1,356	36
Other	9,352	3,515

Total deferred tax assets	82,259	65,477

Valuation allowance	8,317	—

Adjusted deferred tax assets	73,942	65,477

Deferred tax liabilities:
Accretion on investment securities	299	711
Capitalized interest	456	770
Unrealized gain on securities available for sale	44,663	58,896
Land, buildings and equipment	50,280	52,482
Core deposit intangible	383	1,118
Pension benefit obligations	9,833	7,523

Total deferred tax liabilities	105,914	121,500

Net deferred tax liability	$(31,972)	$(56,023)

      Included in other deferred tax assets in the table above at December 31, 2003 are certain assets which result from corporate reorganization activities. A valuation allowance of $8,317,000 has been recorded in the accompanying 2003 consolidated balance sheet to reduce those deferred tax assets because of uncertainty regarding the ultimate realization of tax benefits associated with capital losses. If certain conditions are satisfied and it becomes more likely than not that those deferred tax assets will be realized, the valuation allowance will be reversed, resulting in a reduction of income tax expense. Additionally, the Company acquired certain net operating loss carryforwards (NOLs) of approximately $4,343,000 in connection with the 2003 acquisition of The Vaughn Group, Inc. Remaining tax benefits from NOLs are $1,356,000. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize those NOLs, which expire no earlier than 2020.

      Actual income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

(In thousands)	2003	2002	2001

Computed “expected” tax expense	$101,934	$100,880	$92,489
Increase (reduction) in income taxes resulting from:
Amortization of goodwill	—	455	1,644
Tax exempt income	(1,376)	(1,324)	(1,568)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(861)	(703)	(820)
Contribution of appreciated assets	(356)	(420)	—
Federal tax credits	(437)	(1,312)	(3,957)
State and local income taxes	2,712	(2,076)	2,574
Corporate reorganization activities	(15,204)	(4,000)	(4,000)
Other, net	(1,697)	419	(820)

Total income tax expense	$84,715	$91,919	$85,542

      Cash payments of income taxes, net of refunds and interest received, amounted to $89,181,000, $102,635,000 and $87,984,000 on a consolidated basis during 2003, 2002 and 2001, respectively. The Parent had net receipts of $2,682,000, $14,968,000 and $2,930,000 during 2003, 2002 and 2001, respectively, from tax benefits.

10.	Employee Benefit Plans

      Employee benefits charged to operating expenses aggregated $39,715,000, $38,190,000 and $30,887,000 for 2003, 2002 and 2001, respectively. Substantially all of the Company’s current employees are covered by a noncontributory defined benefit pension plan, except that participation in the pension plan is not available to employees hired after June 30, 2003. Participants are fully vested after five years of service and the benefits are based on years of participation and average annualized earnings. The Company’s funding policy is to make contributions to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution may not be made in a particular year. The Company elected to make cash contributions of $6,606,000, $19,314,000 and $2,491,000 during fiscal 2003, 2002 and 2001, respectively. The minimum required contribution for 2004 is expected to be zero. The Company does not normally determine its annual contribution to the plan at this time, but does not expect to contribute more than $8,000,000 during 2004.

      At December 31, 2001, the Company recorded a liability and offsetting charge to stockholders’ equity, net of deferred taxes, of $3,474,000 for the pension plan’s unfunded accumulated benefit obligation (ABO), as required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”. As a result of the Company’s contributions in 2002, the fair value of the plan assets exceeded the ABO, and the liability was reversed in the 2002 consolidated financial statements.

      Certain key executives also participate in a second pension plan that the Company funds only as retirement benefits are disbursed. The executive plan carries no segregated assets. Benefit obligations of this plan at the September 30 valuation date are shown in the table immediately below. In all other tables presented, the two pension plans are presented on a combined basis.

(In thousands)	2003	2002

Projected benefit obligation	$691	$597
Accumulated benefit obligation	$665	$556

      The following items are components of the net pension cost for the years ended December 31, 2003, 2002 and 2001.

(In thousands)	2003	2002	2001

Service cost-benefits earned during the year	$3,921	$3,330	$3,356
Interest cost on projected benefit obligation	4,829	4,530	4,483
Expected return on plan assets	(5,198)	(5,075)	(6,266)
Amortization of transition asset	—	(638)	(638)
Amortization of prior service cost	(101)	(128)	(142)
Amortization of unrecognized net loss	2,044	752	4

Net periodic pension cost	$5,495	$2,771	$797

      The following table sets forth the pension plan’s funded status, using valuation dates of September 30, 2003 and 2002. The actuarial method used to determine the benefit obligation was revised to the Traditional Unit Credit method in accordance with conclusions reached by the FASB Emerging Issues Task

Force as described in Issue No. 03-4 regarding accounting for cash balance pension plans. The impact of this change was reflected as an actuarial gain as of the September 30, 2003 measurement.

(In thousands)	2003	2002

Change in projected benefit obligation

Projected benefit obligation at beginning of plan year	$72,277	$63,845
Service cost	3,821	3,330
Interest cost	4,829	4,530
Benefits paid	(4,112)	(4,599)
Actuarial (gain) loss	375	5,171

Projected benefit obligation at end of plan year	77,190	72,277

Change in plan assets

Fair value of plan assets at beginning of plan year	67,238	53,500
Actual return (loss) on plan assets	9,161	(3,461)
Employer contributions	6,606	21,798
Benefits paid	(4,112)	(4,599)

Fair value of plan assets at September 30	78,893	67,238

Funded status	1,703	(5,039)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	20,516	26,248
Prior service benefit not yet recognized in net pension cost	(334)	(435)

Prepaid pension cost at September 30	$21,885	$20,774

      Employer contributions made after the September 30 valuation date but before the December 31 fiscal year end amounted to $2,000 in both 2003 and 2002. Amounts recognized on the December 31 balance sheets are as follows:

(In thousands)	2003	2002

Prepaid pension cost	$22,670	$21,494
Accrued benefit liability	(783)	(718)

Net amount recognized at December 31	$21,887	$20,776

      The accumulated benefit obligation was $76,414,000 and $64,196,000 on September 30, 2003 and 2002, respectively.

      The following assumptions, on a weighted average basis, were used in accounting for the plan.

	2003	2002	2001

Determination of benefit obligation at year end:
Discount rate	6.00%	6.75%	7.25%
Rate of increase in future compensation levels	5.20%	5.70%	5.70%

Determination of net periodic benefit cost for year ended:
Discount rate	6.75%	7.25%	7.75%
Rate of increase in future compensation levels	5.70%	5.70%	5.70%
Long-term rate of return on assets	8.00%	9.00%	9.00%

      The weighted average asset allocation as of September 30 by asset category were as follows:

	2003	2002

Equity securities	62%	49%
Debt securities	33%	45%
Money market	5%	6%

Total	100%	100%

      The investment policy of the pension plan is designed for growth in value within limits designed to safeguard against significant losses within the portfolio. The current long-term investment mix target for the plan is 60% equity securities and 40% fixed income; equities may range 15% above or below the 60% target. There are guidelines regarding the type of investments held that may change from time to time, currently including items such as holding bonds rated investment grade or better, and prohibiting investment in Company stock. The plan does not utilize derivatives. Asset investment percentages reflected in the table above as of September 30, 2002 exclude a $14,308,000 contribution to the plan that was made immediately preceding that measurement date.

      The assumed overall expected long-term rate of return on pension plan assets used in calculating 2003 pension plan expense was 8%. Determination of the plan’s rate is based upon historical returns for equities and fixed income indexes. The average 10-year rolling return for an asset mix comparable to the Company’s pension plan is 9.3%. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. As shown above, with a target of over half of the plan’s investment to be in equities, the actual return for any one plan year may fluctuate significantly with changes in the stock market.

      In addition to the pension plans, substantially all of the Company’s employees are covered by a contributory defined contribution (401K) plan, the Participating Investment Plan. Under the plan, the Company makes matching contributions, which aggregated $4,081,000 in 2003, $4,955,000 in 2002 and $3,738,000 in 2001.

11.	Stock Option Plans, Restricted Stock Awards and Directors Stock Purchase Plan*

      The Company has several stock option plans, all of which have been approved by shareholders, under which options are granted to certain key employees of the Company and its subsidiaries. Options are granted, by action of the Board of Directors, to acquire common stock at fair market value at the date of the grant, for a term of 10 years.

      At December 31, 2003, 2,300,512 shares remain available for option grants under these programs. The following tables summarize option activity over the last three years and current options outstanding.

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,664,181	$27.96	3,592,227	$24.82	3,522,299	$21.95

Granted	568,812	35.50	621,868	38.45	644,811	34.12
Cancelled	(45,695)	35.92	(41,917)	33.37	(58,337)	31.81
Exercised	(485,612)	20.50	(507,997)	18.18	(516,546)	16.00

Outstanding at end of year	3,701,686	$29.99	3,664,181	$27.96	3,592,227	$24.82

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Range of Exercise Prices	December 31, 2003	Contractual Life	Price	December 31, 2003	Price

$12.46 - $22.19	738,620	2.1 years	$17.26	738,620	$17.26
$24.94 - $29.97	866,790	5.6 years	27.38	866,214	27.38
$30.29 - $34.18	940,491	5.9 years	33.82	802,696	33.77
$34.19 - $37.99	580,772	9.0 years	35.47	163,008	35.48
$38.46 - $47.44	575,013	8.2 years	38.50	286,847	38.49

$12.46 - $47.44	3,701,686	5.9 years	$29.99	2,857,385	$28.14

      Effective January 1, 2003, the Company voluntarily adopted the fair value recognition provisions of Statement No. 123 for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the provisions of Statement No. 123 been applied to all options granted to employees after January 1, 1995. In determining the compensation cost, the Black-Scholes option-pricing model was used to determine an estimate of the fair value of options on date of grant. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. Below are the fair values of options granted using the Black-Scholes option-pricing model, the model assumptions, and the compensation cost recognized in income under employee compensation option plans.

(Dollars in thousands, except per share data)	2003	2002	2001

Weighted per share average fair value at grant date	$9.41	$9.82	$10.28
Assumptions:
Dividend yield	1.8%	1.6%	1.7%
Volatility	24.4%	24.6%	24.5%
Risk-free interest rate	3.5%	3.5%	4.7%
Expected life	7.3 years	7.0 years	7.2 years
Compensation cost	$5,371	$5,273	$5,107

      The Company has a restricted stock award plan under which 366,496 shares of common stock were reserved, and 106,415 shares remain available for grant at December 31, 2003. The plan allows for awards to key employees, by action of the Board of Directors, with restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the restriction period. The restriction period may not exceed 10 years.

(Dollars in thousands)	2003	2002	2001

Awarded shares	27,627	19,967	46,996
Deferred compensation	$1,014	$771	$1,535
Compensation cost	$721	$692	$683
Unamortized deferred compensation at end of year	$1,963	$1,800	$1,749

      The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for this plan total 145,089 at December 31, 2003. In 2003, 17,559 shares were purchased at an average price of $39.97 and in 2002, 16,271 shares were purchased at an average price of $38.41.

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2003.

12.	Comprehensive Income

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

      The amount of income tax expense or benefit allocated to each component of other comprehensive income is as follows:

	Unrealized	Tax
	Before-Tax	(Expense)	Net of Tax
(In thousands)	Amount	or Benefit	Amount

Year ended December 31, 2003:
Unrealized gains on securities:
Unrealized holding gains (losses)	$(30,629)	$11,577	$(19,052)
Reclassification adjustment for (gains) losses included in net income	(6,826)	2,656	(4,170)

Net unrealized gains (losses)	(37,455)	14,233	(23,222)

Other comprehensive income (loss)	$(37,455)	$14,233	$(23,222)

Year ended December 31, 2002:
Unrealized gains on securities:
Unrealized holding gains (losses)	$95,078	$(36,190)	$58,888
Reclassification adjustment for (gains) losses included in net income	(6,052)	2,360	(3,692)

Net unrealized gains	89,026	(33,830)	55,196

Minimum pension liability adjustment	5,603	(2,129)	3,474

Other comprehensive income	$94,629	$(35,959)	$58,670

Year ended December 31, 2001:
Unrealized gains on securities:
Unrealized holding gains (losses)	$47,442	$(18,138)	$29,304
Reclassification adjustment for (gains) losses included in net income	(7,306)	2,849	(4,457)

Net unrealized gains	40,136	(15,289)	24,847

Minimum pension liability adjustment	(5,603)	2,129	(3,474)

Other comprehensive income	$34,533	$(13,160)	$21,373

      The end of period components of accumulated other comprehensive income (loss) are as follows:

		Minimum	Accumulated
	Unrealized	Pension	Other
	Gains (Losses)	Liability	Comprehensive
(In thousands)	on Securities	Adjustment	Amount

Balance at December 31, 2001	$40,897	$(3,474)	$37,423
Current period change	55,196	3,474	58,670

Balance at December 31, 2002	96,093	—	96,093
Current period change	(23,222)	—	(23,222)

Balance at December 31, 2003	$72,871	$—	$72,871

13.	Segments

      The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage services. The Commercial segment provides corporate lending, leasing, and international services, as well as business, government deposit and cash management services. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment management services. The Money Management segment also includes the Capital Markets group, which sells fixed-income securities and provides investment safekeeping and bond accounting services.

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

Segment Income Statement Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Year ended December 31, 2003:
Net interest income after provision for loan losses	$115,488	$192,980	$(6,101)	$302,367	$159,349	$461,716
Cost of funds allocation	111,688	(26,071)	13,586	99,203	(99,203)	—
Non-interest income	142,654	71,600	79,834	294,088	7,579	301,667

Total net revenue	369,830	238,509	87,319	695,658	67,725	763,383
Non-interest expense	261,221	117,537	60,788	439,546	32,598	472,144

Income before income taxes	$108,609	$120,972	$26,531	$256,112	$35,127	$291,239

Year ended December 31, 2002:
Net interest income after provision for loan losses	$96,401	$213,771	$(7,700)	$302,472	$163,385	$465,857
Cost of funds allocation	153,012	(47,909)	15,913	121,016	(121,016)	—
Non-interest income	149,350	41,175	81,454	271,979	8,593	280,572

Total net revenue	398,763	207,037	89,667	695,467	50,962	746,429
Non-interest expense	269,588	95,107	60,380	425,075	33,125	458,200

Income before income taxes	$129,175	$111,930	$29,287	$270,392	$17,837	$288,229

Year ended December 31, 2001:
Net interest income after provision for loan losses	$25,950	$280,509	$(11,095)	$295,364	$136,988	$432,352
Cost of funds allocation	274,993	(122,196)	18,465	171,262	(171,262)	—
Non-interest income	146,228	36,825	82,318	265,371	9,628	274,999

Total net revenue	447,171	195,138	89,688	731,997	(24,646)	707,351
Non-interest expense	266,542	90,895	57,820	415,257	27,840	443,097

Income before income taxes	$180,629	$104,243	$31,868	$316,740	$(52,486)	$264,254

      The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/ Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments.

Segment Balance Sheet Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Average balances for 2003:
Assets	$3,659,344	$4,543,115	$29,547	$8,232,006	$5,310,752	$13,542,758
Loans	3,529,827	4,479,000	305	8,009,132	327	8,009,459
Deposits	7,543,048	2,169,359	308,548	10,020,955	(4,220)	10,016,735

Average balances for 2002:
Assets	$3,471,094	$4,444,654	$35,412	$7,951,160	$4,462,678	$12,413,838
Loans	3,343,144	4,415,637	324	7,759,105	2,637	7,761,742
Deposits	7,543,526	1,983,059	261,243	9,787,828	734	9,788,562

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

      Beginning in 2002, the Company implemented a new funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This new process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. Previous methodology used funding pools based on average rates to assign and determine value. The new method provides a more accurate means of valuing fund sources and uses in a varying interest rate environment. The most evident change resulting from adopting the new method was a reduction of the credit for funds allocation to the Consumer segment.

14. Common Stock

      On December 12, 2003, the Company distributed a 5% stock dividend on its $5 par common stock for the tenth consecutive year. All per share data in this report has been restated to reflect the stock dividend.

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

	For the Years Ended
	December 31

(In thousands)	2003	2002	2001

Weighted average common shares outstanding	69,247	71,614	72,696
Net effect of the assumed exercise of stock options – based on the treasury stock method using average market price for the respective periods	865	902	869

	70,112	72,516	73,565

      The table below shows activity in the outstanding shares of the Company’s common stock during 2003. Shares in the table below are presented on an historical basis and have not been restated for the 5% stock dividend in 2003.

(In thousands)

Shares outstanding at January 1, 2003	67,030
Issuance of stock:
Sales under employee and director plans	460
Acquisition of The Vaughn Group, Inc.	149
5% stock dividend	3,249
Purchases of treasury stock	(2,993)
Other	(4)

Shares outstanding at December 31, 2003	67,891

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

      In January 2004, the Board of Directors approved additional purchases of the Company’s common stock, bringing the total purchase authorization to 3,000,000 shares. The Company has routinely used these reacquired shares to fund employee benefit programs and annual stock dividends.

15. Regulatory Capital Requirements

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

      The capital amounts and ratios for the Company (on a consolidated basis) and its three full-service banking subsidiaries at the last two year ends are as follows:

	2003			2002

	Actual			Actual
			Minimum			Minimum
(Dollars in thousands)	Amount	Ratio	Required(A)	Amount	Ratio	Required(A)

Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,481,600	13.70%	$865,049	$1,416,839	14.05%	$806,646
Commerce Bank, N.A. (Missouri)	972,708	10.45	744,855	930,276	10.84	686,720
Commerce Bank, N.A. (Illinois)	96,139	16.34	47,073	96,162	15.39	49,982
Commerce Bank, N.A. (Kansas)	107,763	15.94	54,092	105,063	16.16	52,010

Tier 1 Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,331,439	12.31%	$432,525	$1,277,116	12.67%	$403,323
Commerce Bank, N.A. (Missouri)	856,857	9.20	372,428	822,927	9.59	343,360
Commerce Bank, N.A. (Illinois)	88,771	15.09	23,537	88,345	14.14	24,991
Commerce Bank, N.A. (Kansas)	99,282	14.68	27,046	96,903	14.91	26,005

Tier 1 Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,331,439	9.71%	$548,759	$1,277,116	10.18%	$502,056
Commerce Bank, N.A. (Missouri)	856,857	7.39	463,662	822,927	7.80	422,020
Commerce Bank, N.A. (Illinois)	88,771	10.03	35,413	88,345	10.11	34,959
Commerce Bank, N.A. (Kansas)	99,282	8.85	44,856	96,903	9.20	42,132

(A)	Dollar amount required to meet guidelines for adequately capitalized institutions.

     Management believes that the Company meets all capital requirements to which it is subject at December 31, 2003.

16.	Fair Value of Financial Instruments

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

      A schedule of investment securities by category and maturity is provided in Note 4 on Investment Securities. Fair value estimates are based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications or estimated transaction costs.

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

Deposits

      Statement No. 107 specifies that the fair value of deposits with no stated maturity is equal to the amount payable on demand. Such deposits include savings and interest and non-interest bearing demand deposits. These fair value estimates do not recognize any benefit the Company receives as a result of being able to administer, or control, the pricing of these accounts. The fair value of certificates of deposit is based on the discounted value of cash flows, taking early withdrawal optionality into account. Discount rates are based on the Company’s approximate cost of obtaining similar maturity funding in the market.

Borrowings

      Federal funds purchased and securities sold under agreements to repurchase mature or reprice within 90 days; therefore, their fair value approximates carrying value. The fair value of long-term debt is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

      The estimated fair values of the Company’s financial instruments are as follows:

	2003		2002

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans	$8,142,679	$8,252,145	$7,875,944	$8,072,491
Available for sale investment securities	4,956,668	4,956,668	4,201,477	4,201,477
Trading securities	9,356	9,356	11,635	11,635
Non-marketable securities	73,170	73,170	62,136	62,136
Federal funds sold and securities purchased under agreements to resell	108,120	108,120	16,945	16,945
Accrued interest receivable	68,342	68,342	68,734	68,734
Derivative instruments	995	995	7,752	7,752
Cash and due from banks	567,123	567,123	710,406	710,406

Financial Liabilities
Non-interest bearing demand deposits	$1,716,214	$1,716,214	$1,478,880	$1,478,880
Savings, interest checking and money market deposits	6,080,543	6,080,543	5,878,230	5,878,230
Time open and C.D.’s	2,409,451	2,442,602	2,556,201	2,589,313
Federal funds purchased and securities sold under agreements to repurchase	2,108,920	2,108,920	1,459,868	1,459,868
Long-term debt and other borrowings	400,977	404,760	338,457	341,158
Accrued interest payable	20,706	20,706	29,543	29,543
Derivative instruments	2,081	2,081	9,760	9,760

Off-Balance Sheet Financial Instruments

      The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material. These instruments are also referenced in Note 18 on Commitments, Contingencies and Guarantees.

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

17. Derivative Instruments

      One of the Company’s primary risks associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the public’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. Over the longer term, rising interest rates have a negative effect on interest margins as funding sources become more expensive relative to these fixed rate loans that do not reprice as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company enters into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. Certain swaps have been designated as fair value hedges. The amount of hedge ineffectiveness on these swaps was recorded in interest income in the accompanying consolidated income statements. The Company also has several matching stand alone swaps, whose fair values offset each other with no impact to income.

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

      The Company’s foreign exchange activity involves the purchase and sale of forward foreign exchange contracts, which are commitments to purchase or deliver a specified amount of foreign currency at a specific future date. This activity enables customers involved in international business to hedge their exposure to foreign currency exchange rate fluctuations. The Company minimizes its related exposure arising from these customer transactions with offsetting contracts for the same currency and time frame. In addition, the Company uses foreign exchange contracts, to a limited extent, for trading purposes, including taking proprietary positions. Risk arises from changes in the currency exchange rate and from the potential for counterparty nonperformance. These risks are controlled by adherence to a foreign exchange trading policy which contains control limits on currency amounts, open positions, maturities and losses, and procedures for approvals, record-keeping, monitoring and reporting. Hedge accounting has not been applied to these foreign exchange activities. The changes in fair value of the foreign exchange derivative instruments were recorded in other non-interest income.

      At December 31, 2003, the total notional amount of derivatives held by the Company amounted to $58,823,000. Derivatives with positive fair values of $995,000 were recorded in other assets and derivatives with negative fair values of $2,081,000 were recorded as other liabilities at December 31, 2003. Changes in the fair values of the derivatives and hedged loans, as shown in the table below, were recognized in current earnings.

(In thousands)

Unrealized gain (loss)
resulting from change in fair value	2003	2002	2001

Swaps/hedged loans	$7	$30	$(114)
Mortgage loan commitments	(292)	429	(264)
Mortgage loan sale contracts	63	(979)	1,138
Foreign exchange contracts	(59)	(34)	24

Total	$(281)	$(554)	$784

18. Commitments, Contingencies and Guarantees

      The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $4,440,000, $4,122,000 and $3,948,000 in 2003, 2002 and 2001, respectively. A summary of minimum lease commitments follows:

(In thousands)
	Type of Property

	Real
Year Ended December 31	Property	Equipment	Total

2004	$3,737	$338	$4,075
2005	3,044	47	3,091
2006	2,863	35	2,898
2007	2,396	13	2,409
2008	1,876	—	1,876
After	29,442	—	29,442

Total minimum lease payments			$43,791

      All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2004.

      The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2003	2002

Commitments to extend credit:
Credit card	$2,962,369	$2,310,239
Other	2,974,215	3,037,111
Standby letters of credit, net of participations	306,730	305,705
Commercial letters of credit	25,942	27,335

      Commitments to extend credit are legally binding agreements to lend to a borrower providing there are no violations of any conditions established in the contract. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Refer to Note 3 on Loans and Allowance for Loan Losses for further discussion.

      Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority are used to settle payments in international trade. Typically, letters of credit require presentation of documents which describe the commercial transaction, evidence shipment, and transfer title.

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

      At December 31, 2003, a liability in the amount of $4.2 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $306.7 million at December 31, 2003.

      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and are redeemable beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $15.4 million at December 31, 2003. At December 31, 2003, the Company had a recorded liability of $4.1 million in principal and accrued interest to date, representing amounts owed to the security holders.

      In the normal course of business, the Company had certain lawsuits pending at December 31, 2003. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

19.	Parent Company Condensed Financial Statements

      Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets

	December 31

(In thousands)	2003	2002

Assets
Investment in consolidated subsidiaries:
Banks	$1,132,287	$1,116,078
Non-banks	40,349	40,537
Receivables from subsidiaries, net of borrowings	3,566	6,113
Cash	26	59
Investment securities:
Available for sale	247,053	240,659
Non-marketable	3,907	3,407
Prepaid pension cost	22,670	21,494
Other assets	11,785	10,332

Total assets	$1,461,643	$1,438,679

Liabilities and stockholders’ equity
Accounts payable, accrued taxes and other liabilities	$10,689	$16,227

Total liabilities	10,689	16,227
Stockholders’ equity	1,450,954	1,422,452

Total liabilities and stockholders’ equity	$1,461,643	$1,438,679

Condensed Statements of Income

	For the Years Ended December 31

(In thousands)	2003	2002	2001

Income
Dividends received from consolidated subsidiaries:
Banks	$195,482	$199,781	$157,456
Non-banks	200	245	395
Earnings of consolidated subsidiaries, net of dividends	18,756	4,128	27,713
Interest and dividends on investment securities	2,930	3,452	4,162
Interest on securities purchased under agreements to resell	—	33	253
Management fees charged subsidiaries	35,253	38,483	33,771
Net gains (losses) on securities transactions	657	(675)	303
Other	274	1,517	2,058

Total income	253,552	246,964	226,111

Expense
Salaries and employee benefits	34,302	36,834	30,423
Professional fees	3,890	3,385	3,251
Data processing fees paid to affiliates	10,708	11,337	9,890
Other	4,588	6,050	9,239

Total expense	53,488	57,606	52,803

Income tax expense (benefit)	(6,460)	(6,952)	(5,404)

Net income	$206,524	$196,310	$178,712

Condensed Statements of Cash Flows

	For the Years Ended December 31

(In thousands)	2003	2002	2001

Operating Activities
Net income	$206,524	$196,310	$178,712
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(18,756)	(4,128)	(27,713)
Other adjustments, net	2,023	2,285	(3,695)

Net cash provided by operating activities	189,791	194,467	147,304

Investing Activities
Increase in investment in subsidiaries, net	(13,897)	(696)	(26,738)
(Increase) decrease in receivables from subsidiaries, net	2,547	(8,469)	15,361
Proceeds from sales of investment securities	12,275	554	2,303
Proceeds from maturities of investment securities	390,401	802,031	411,497
Purchases of investment securities	(410,064)	(885,592)	(452,036)
Net (increase) decrease in securities purchased under agreements to resell	—	14,816	(6,311)
Net (purchases) sales of equipment	(2,778)	(31)	1,037

Net cash used in investing activities	(21,516)	(77,387)	(54,887)

Financing Activities
Purchases of treasury stock	(125,724)	(83,879)	(58,685)
Issuance under stock purchase, option and benefit plans	8,682	8,916	6,558
Cash dividends paid on common stock	(51,266)	(42,185)	(40,254)

Net cash used in financing activities	(168,308)	(117,148)	(92,381)

Increase (decrease) in cash	(33)	(68)	36
Cash at beginning of year	59	127	91

Cash at end of year	$26	$59	$127

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

      In 2001, the Parent paid $28,115,000 in cash for direct investments in several subsidiaries as part of a reorganization of the Company’s internal ownership structure. In 2003, the Parent paid $2,500,000 related to the Vaughn acquisition and contributed $10,000,000 to this new subsidiary for the reduction of third-party debt.

      At December 31, 2003, the Parent had a $20,000,000 line of credit for general corporate purposes with a subsidiary bank. During 2003, the Parent had no borrowings from the subsidiary bank.

      Available for sale investment securities held by the Parent consist of short-term investments in mutual funds, U.S. government and federal agency securities, mortgage-backed securities, common stock and commercial paper. The fair value of these securities included an unrealized gain of $29,787,000 at December 31, 2003. The corresponding net of tax unrealized gain included in stockholders’ equity was $18,452,000. Also included in stockholders’ equity was the unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $54,419,000 at December 31, 2003.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9a.	CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

      The information required by Item 401 and 405 of Regulation S-K regarding executive officers is included below under the caption “Executive Officers of the Registrant” and under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement, which is incorporated herein by reference.

      Members of the Company’s audit committee are identified as John R. Capps, James B. Hebenstreit, Thomas A. McDonnell, Benjamin F. Rassieur, III, and the committee’s financial expert, Robert H. West. Mr. West is considered an independent director.

      The Company’s financial officer code of ethics for the chief executive officer and senior financial officers of the Company is available at www.commercebank.com. Amendments to, and waivers of, the code of ethics are posted on this website.

Executive Officers of the Registrant

      The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 50	Controller of the Company since December 1995. Assistant Controller of the Company and Controller of Commerce Bank, N.A. (Missouri), a subsidiary of the Company, prior thereto.
Andrew F. Anderson, 52	Senior Vice President of the Company since October 1998. Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. (Illinois), a subsidiary of the Company, since August 1995. President and Chief Executive Officer of The Peoples Bank of Bloomington, IL prior thereto.
Kevin G. Barth, 43	Senior Vice President of the Company and Executive Vice President of Commerce Bank, N.A. (Missouri), since October 1998. Officer of Commerce Bank, N.A. (Missouri) prior thereto.
A. Bayard Clark, 58	Chief Financial Officer, Executive Vice President and Treasurer of the Company since December 1995. Executive Vice President of the Company prior thereto.
Sara E. Foster, 43	Senior Vice President of the Company since December 1997. Vice President of the Company prior thereto.
David W. Kemper, 53	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. Chairman of the Board and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.
Jonathan M. Kemper, 50	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.
Charles G. Kim, 43	Executive Vice President of the Company since April 1995. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.
Seth M. Leadbeater, 53	Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was President of Commerce Bank, N.A. (Clayton, MO).

Name and Age	Positions with Registrant

Robert C. Matthews, Jr., 56	Executive Vice President of the Company since December 1989. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997.
Michael J. Petrie, 47	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.
Robert J. Rauscher, 46	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. (Missouri) prior thereto.
V. Raymond Stranghoener, 52	Senior Vice President of the Company since February 2000. Prior to his employment with the Company in October 1999, he was employed at BankAmerica Corp. as National Executive of the Bank of America Private Bank Wealth Strategies Group. He joined Boatmen’s Trust Company in 1993, which subsequently merged with BankAmerica Corp.

Item 11.	EXECUTIVE COMPENSATION

      The information required by Item 402 of Regulation S-K regarding executive compensation is included under the captions “Executive Compensation”, “Retirement Benefits”, “Compensation Committee Report on Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement, which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 403 of Regulation S-K is covered under the caption “Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management” in the definitive proxy statement, which is incorporated herein by reference.

      The following table provides information as of December 31, 2003, with respect to compensation plans under which common shares of Commerce Bancshares, Inc. are authorized for issuance to certain officers in exchange for consideration in the form of goods or services. These compensation plans include: (1) the Commerce Bancshares, Inc. Incentive Stock Option Plan of 1986, (2) the Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan, (3) the Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan, (4) the Commerce Bancshares, Inc. Restricted Stock Plan, (5) the Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors and (6) the Commerce Bancshares, Inc. Executive Incentive

Compensation Plan (deferred compensation plan). All of these compensation plans were approved by the Company’s shareholders.

(c) Number of
	(a) Number of		common shares
	common shares	(b) Weighted	remaining available
	to be issued	average exercise	for future issuance
	upon exercise	price of	under equity
	of outstanding	outstanding	compensation plans
	options,	options,	(excluding shares
	warrants and	warrants and	reflected in column
Plan category	rights	rights	(a))

Equity compensation plans approved by shareholders	3,778,237 (1)	$29.99 (2)	2,671,956 (3)
Equity compensation plans not approved by shareholders	—	—	—

Total	3,778,237	$29.99	2,671,956

(1)	Includes an aggregate of 3,701,686 common shares issuable upon exercise of options granted under the option plans and 76,551 common shares allocated to participants’ accounts under the deferred compensation plan.

(2)	Represents the weighted average exercise price of outstanding options under the option plans.

(3)	Includes 2,300,512 common shares remaining available under the option plans, 106,415 common shares available under the restricted stock plan, 145,089 shares available under the directors stock purchase plan, and 119,940 shares under the deferred compensation plan.

      Additional information regarding the Company’s stock option plans can be found in Note 11 of the consolidated financial statements included in Item 8 of the Form 10-K and in portions of the 2004 proxy statement incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 404 of Regulation S-K is covered under the caption “Election of Directors” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required is included under the caption “Approval of Independent Auditors” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report:

		Page

(1)	Financial Statements:
	Consolidated Balance Sheets	45
	Consolidated Statements of Income	46
	Consolidated Statements of Cash Flows	47
	Consolidated Statements of Stockholders’ Equity	48
	Notes to Consolidated Financial Statements	49
	Summary of Quarterly Statements of Income	42
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements

      (b) Reports on Form 8-K:

On October 10, 2003, the Registrant furnished its announcement of third quarter earnings.

On November 14, 2003, the Registrant furnished its announcement regarding updated results in its Form 10-Q for the third quarter of 2003.

(c) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2.)

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of March 2004.

COMMERCE BANCSHARES, INC.

By:	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March 2004.

By:	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

By:	/s/ A. BAYARD CLARK

A. Bayard Clark
Chief Financial Officer

David W. Kemper
(Chief Executive Officer)
Giorgio Balzer
John R. Capps
W. Thomas Grant II
James B. Hebenstreit
Jonathan M. Kemper	A majority of the Board of Directors*
Thomas A. McDonnell
Terry O. Meek
Benjamin F. Rassieur III
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

      21 – Subsidiaries of the Registrant

      23 – Independent Accountants’ Consent

      24 – Power of Attorney

      31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 – Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 – Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-2