Form 10-Q
period 2004-03-31
COMMERCE BANCSHARES INC /MO/
filed 2004-05-07
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

------------------------------------------------------

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  X  No

As of May 3, 2004, the registrant had outstanding 67,237,082 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Loans, net of unearned income	$8,149,141	$8,142,679
Allowance for loan losses	(133,092)	(135,221)

Net loans	8,016,049	8,007,458

Investment securities:
Available for sale	5,307,223	4,956,668
Trading	29,027	9,356
Non-marketable	76,657	73,170

Total investment securities	5,412,907	5,039,194

Federal funds sold and securities purchased under agreements to resell	71,645	108,120
Cash and due from banks	409,924	567,123
Land, buildings and equipment, net	335,084	336,366
Goodwill	48,522	48,522
Other intangible assets, net	1,747	2,184
Other assets	189,339	178,197

Total assets	$14,485,217	$14,287,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,697,680	$1,716,214
Savings, interest checking and money market	6,039,062	6,080,543
Time open and C.D.’s of less than $100,000	1,701,258	1,730,237
Time open and C.D.’s of $100,000 and over	814,635	679,214

Total deposits	10,252,635	10,206,208

Federal funds purchased and securities sold under agreements to repurchase	2,068,165	2,106,044
Other borrowings	499,465	403,853
Other liabilities	181,156	120,105

Total liabilities	13,001,421	12,836,210

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 68,636,548 shares	343,183	343,183
Capital surplus	356,732	359,300
Retained earnings	742,959	707,136
Treasury stock of 1,244,102 shares in 2004 and 668,539 shares in 2003, at cost	(59,198)	(29,573)
Other	(3,118)	(1,963)
Accumulated other comprehensive income	103,238	72,871

Total stockholders’ equity	1,483,796	1,450,954

Total liabilities and stockholders’ equity	$14,485,217	$14,287,164

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31

(In thousands, except per share data)	2004	2003

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$104,009	$110,972
Interest on investment securities	44,592	44,464
Interest on federal funds sold and securities purchased under agreements to resell	186	148

Total interest income	148,787	155,584

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	6,172	8,081
Time open and C.D.’s of less than $100,000	9,899	13,857
Time open and C.D.’s of $100,000 and over	3,265	3,951
Interest on federal funds purchased and securities sold under agreements to repurchase	4,456	3,462
Interest on other borrowings	2,011	2,023

Total interest expense	25,803	31,374

Net interest income	122,984	124,210
Provision for loan losses	10,250	10,020

Net interest income after provision for loan losses	112,734	114,190

NON-INTEREST INCOME
Trust fees	16,164	14,524
Deposit account charges and other fees	26,814	22,576
Bank card transaction fees	16,308	14,466
Trading account profits and commissions	3,826	4,394
Consumer brokerage services	2,354	2,193
Mortgage banking revenue	488	1,031
Net gains on securities transactions	8,951	2,272
Other	11,064	13,150

Total non-interest income	85,969	74,606

NON-INTEREST EXPENSE
Salaries and employee benefits	68,016	68,593
Net occupancy	10,166	10,338
Equipment	5,858	5,878
Supplies and communication	7,944	8,538
Data processing and software	10,630	9,876
Marketing	3,704	3,106
Intangible assets amortization	436	450
Other	12,158	13,955

Total non-interest expense	118,912	120,734

Income before income taxes	79,791	68,062
Less income taxes	28,467	20,834

Net income	$51,324	$47,228

Net income per share – basic	$.76	$.67
Net income per share – diluted	$.75	$.66

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Number of						Other
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury		Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Other	Income(Loss)	Total

	(Unaudited)
Balance January 1, 2004	68,636,548	$343,183	$359,300	$707,136	$(29,573)	$(1,963)	$72,871	$1,450,954

Net income				51,324				51,324
Change in unrealized gain (loss) on available for sale securities							30,367	30,367

Total comprehensive income								81,691

Purchase of treasury stock					(41,421)			(41,421)
Issuance of stock under purchase, option and benefit plans			(5,770)		10,495			4,725
Net tax benefit related to stock option plans			625					625
Stock based compensation			2,512			211		2,723
Issuance of stock under restricted stock award plan			65		1,301	(1,366)		—
Cash dividends paid ($.230 per share)				(15,501)				(15,501)

Balance March 31, 2004	68,636,548	$343,183	$356,732	$742,959	$(59,198)	$(3,118)	$103,238	$1,483,796

Balance January 1, 2003	67,238,437	$336,192	$290,041	$707,433	$(5,507)	$(1,800)	$96,093	$1,422,452

Net income				47,228				47,228
Change in unrealized gain (loss) on available for sale securities							(5,744)	(5,744)

Total comprehensive income								41,484

Shares issued in connection with the purchase of Vaughn Group, Inc.	149,477	748	5,252					6,000
Purchase of treasury stock					(34,489)			(34,489)
Issuance of stock under purchase, option and benefit plans			(2,643)		3,700			1,057
Net tax benefit related to stock option plans			376					376
Stock based compensation			2,253			171		2,424
Issuance of stock under restricted stock award plan			(34)		768	(734)		—
Cash dividends paid ($.157 per share)				(10,992)				(10,992)

Balance March 31, 2003	67,387,914	$336,940	$295,245	$743,669	$(35,528)	$(2,363)	$90,349	$1,428,312

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31

(In thousands)	2004	2003

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$51,324	$47,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,250	10,020
Provision for depreciation and amortization	10,213	10,110
Amortization of investment security premiums, net	9,458	8,339
Net gains on securities transactions(A)	(8,951)	(2,272)
Net increase in trading securities	(7,938)	(35,217)
Stock based compensation	2,723	2,424
Decrease in interest receivable	5,166	6,411
Decrease in interest payable	(302)	(2,420)
Increase in income taxes payable	30,492	20,348
Other changes, net	(19,318)	(17,524)

Net cash provided by operating activities	83,117	47,447

INVESTING ACTIVITIES:
Net cash received in acquisition	—	5,199
Proceeds from sales of investment securities(A)	152,118	68,327
Proceeds from maturities/pay downs of investment securities(A)	375,056	286,428
Purchases of investment securities(A)	(832,630)	(297,874)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	36,475	(30,560)
Net increase in loans	(16,288)	(85,086)
Purchases of land, buildings and equipment	(8,597)	(7,813)
Sales of land, buildings and equipment	311	692

Net cash used in investing activities	(293,555)	(60,687)

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	(58,784)	228,764
Net increase in time open and C.D.’s	106,442	144,006
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(37,879)	(233,288)
Additional long-term borrowings	100,000	3,620
Repayment of long-term borrowings	(2,723)	(5,263)
Net decrease in short-term borrowings	(1,620)	(30,966)
Purchases of treasury stock	(41,421)	(34,489)
Issuance of stock under purchase, option and benefit plans	4,725	1,057
Cash dividends paid on common stock	(15,501)	(10,992)

Net cash provided by financing activities	53,239	62,449

Increase (decrease) in cash and cash equivalents	(157,199)	49,209
Cash and cash equivalents at beginning of year	567,123	710,406

Cash and cash equivalents at March 31	$409,924	$759,615

(A) Available for sale and non-marketable securities

Net income tax payments	$268	$320
Interest paid on deposits and borrowings	$26,105	$33,961

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 (Unaudited)

1. Principles of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2003 data to conform to current year presentation. Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of results to be attained for any other period.

      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2003 Annual Report on Form 10-K.

2. Allowance for Loan Losses

      The following is a summary of the allowance for loan losses for the three months ended March 31, 2004 and 2003.

(In thousands)	2004	2003

Balance, January 1	$135,221	$130,618

Additions:
Allowance for loan losses of acquired company	—	500
Provision for loan losses	10,250	10,020

Total additions	10,250	10,520

Deductions:
Loan losses	16,476	13,291
Less recoveries on loans	4,097	4,315

Net loan losses	12,379	8,976

Balance, March 31	$133,092	$132,162

3.	Investment Securities

      Investment securities, at fair value, consist of the following at March 31, 2004 and December 31, 2003.

	March 31	December 31
(In thousands)	2004	2003

Available for sale
U.S. government and federal agency obligations	$1,975,484	$1,834,726
State and municipal obligations	73,651	74,593
Mortgage-backed securities	1,483,679	1,449,231
Other asset-backed securities	1,589,831	1,351,203
Other debt securities	23,693	63,587
Equity securities	160,885	183,328
Trading	29,027	9,356
Non-marketable	76,657	73,170

Total investment securities	$5,412,907	$5,039,194

      Equity securities include short-term investments in money market mutual funds of $119,295,000 at March 31, 2004 and $142,659,000 at December 31, 2003.

4. Intangible Assets

      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	March 31, 2004		December 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(46,239)	$47,930	$(45,812)
Mortgage servicing rights	553	(497)	567	(501)

Total	$48,483	$(46,736)	$48,497	$(46,313)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $436,000 and $450,000, respectively, for the three month periods ended March 31, 2004 and 2003. Estimated annual amortization expense for the years 2004 through 2008 is as follows.

(In thousands)

2004	$1,685
2005	453
2006	10
2007	10
2008	10

5.	Guarantees

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

      At March 31, 2004, a liability in the amount of $4,868,000, representing the carrying value of the guarantee obligations associated with the standby letters of credit mentioned above, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $311,583,000 at March 31, 2004.

      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and may be redeemed beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $15,280,000 at March 31, 2004. At March 31, 2004, the Company had a recorded liability of $4,036,000 in principal and accrued interest to date, representing amounts owed to the security holders.

6.	Pension

      The amount of net pension cost for the three months ended March 31, 2004 and 2003 is as follows:

	For the
	Three Months
	Ended March 31

(In thousands)	2004	2003

Service cost – benefits earned during the period	$1,251	$980
Interest cost on projected benefit obligation	1,135	1,207
Expected return on plan assets	(1,592)	(1,299)
Amortization of prior service cost	(25)	(25)
Amortization of unrecognized net loss	316	511

Net periodic pension cost	$1,085	$1,374

      The Company made a discretionary cash contribution of $6,000,000 to the pension plan in March 2004. The Company does not expect to contribute more than an additional $2,000,000 prior to the plan’s September 30 valuation date.

7.	Common Stock

      The shares used in the calculation of basic and diluted income per share are shown below.

	For the
	Three Months
	Ended March 31

(In thousands)	2004	2003

Weighted average common shares outstanding	67,704	70,206
Net effect of the assumed exercise of stock options – based on the treasury stock method using average market price for the respective periods	1,074	746

	68,778	70,952

8.	Comprehensive Income (Loss)

      The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the
	Three Months
	Ended March 31

(In thousands)	2004	2003

Unrealized holding gains (losses)	$57,221	$(6,992)
Reclassification adjustment for gains included in net income	(8,242)	(2,272)

Net unrealized gains (losses) on securities	48,979	(9,264)
Income tax expense (benefit)	18,612	(3,520)

Other comprehensive income (loss)	$30,367	$(5,744)

9.	Segments

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

      The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues among the three segments.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended March 31, 2004:
Net interest income after provision for loan losses	$32,025	$41,035	$(1,705)	$71,355	$41,379	$112,734
Cost of funds allocation	27,289	(3,474)	3,510	27,325	(27,325)	—
Non-interest income	36,041	18,481	20,770	75,292	10,677	85,969

Total net revenue	95,355	56,042	22,575	173,972	24,731	198,703
Non-interest expense	66,415	33,173	15,128	114,716	4,196	118,912

Income before income taxes	$28,940	$22,869	$7,447	$59,256	$20,535	$79,791

Three Months Ended March 31, 2003:
Net interest income after provision for loan losses	$27,262	$48,945	$(1,450)	$74,757	$39,433	$114,190
Cost of funds allocation	30,120	(7,843)	3,345	25,622	(25,622)	—
Non-interest income	34,691	15,197	19,929	69,817	4,789	74,606

Total net revenue	92,073	56,299	21,824	170,196	18,600	188,796
Non-interest expense	64,916	26,818	15,808	107,542	13,192	120,734

Income before income taxes	$27,157	$29,481	$6,016	$62,654	$5,408	$68,062

      The information presented above was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies, which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) by assets and liabilities based on their maturity, prepayment and/or repricing characteristics.

      The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entities.

10.	Derivative Instruments

      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. The Company has interest rate swaps with a total notional amount of $27,454,000, of which two swaps with a notional amount of $13,045,000 are designated as fair value hedges of certain fixed rate loans. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currency transactions for customers at a specific future date. Also, mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation in which fixed rate personal real estate loans are originated and sold to other institutions.

      The Company’s usage of derivative instruments is detailed below.

	March 31, 2004			December 31, 2003

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$27,454	$358	$(1,518)	$28,910	$405	$(1,487)
Interest rate cap	2,753	—	—	4,319	—	—
Foreign exchange contracts:
Forward contracts	6,137	55	(41)	8,254	490	(551)
Options written/purchased	2,500	8	(8)	2,500	38	(38)
Mortgage loan commitments	15,326	82	(9)	7,542	54	(1)
Mortgage loan forward sale contracts	15,326	49	(2)	7,298	8	(4)

Total	$69,496	$552	$(1,578)	$58,823	$995	$(2,081)

      In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 provides additional guidance in determining the fair market value of mortgage loan commitments. The new guidance prohibits the inclusion of the expected cash flows related to the associated servicing of the loan when determining the fair value of the loan commitment. This change in accounting tends to reduce the fair market value of the loan commitment and defers the income recognition resulting from the valuation of the commitment. SAB 105 is effective for loan commitments accounted for as derivatives and entered into on or after April 1, 2004, at which time the Company will begin excluding these expected cash flows in its determination of fair value. The Company does not believe that the effect of the change will be material to its financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2003 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of results to be attained for any other period.

Forward Looking Information

      This report may contain “forward-looking statements” that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, de-

mand for loans in the Company’s market area, and competition with other entities that offer financial services.

Critical Accounting Policies

      The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, some of which require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations.

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

      The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, nevertheless, actual outcomes may differ significantly from estimated results. Further discussion of the methodologies used in establishing the allowance is provided in the Provision and Allowance for Loan Losses section of this discussion.

      The Company, through its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $23.9 million at March 31, 2004. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

      Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company considers the Moody’s AA corporate bond yields and other market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

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

Selected Financial Data

	Three Months Ended
	March 31

	2004	2003

Per Share Data
Net income – basic	$.76	$.67
Net income – diluted	.75	.66
Cash dividends	.230	.157
Book value	22.04	20.49
Market price	47.71	34.81
Selected Ratios
(Based on average balance sheets)
Loans to deposits	79.87%	80.52%
Non-interest bearing deposits to total deposits	12.10	10.06
Equity to loans	17.99	18.08
Equity to deposits	14.37	14.56
Equity to total assets	10.32	10.96
Return on total assets	1.45	1.46
Return on total stockholders’ equity	14.09	13.30
(Based on end-of-period data)
Efficiency ratio*	59.24	61.20
Tier I capital ratio	12.12	12.72
Total capital ratio	13.47	14.11
Leverage ratio	9.53	9.99

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions)

Results of Operations

Summary

	Three Months Ended		Increase
	March 31		(decrease)

(Dollars in thousands)	2004	2003	Amount	Percent

Net interest income	$122,984	$124,210	$(1,226)	(1.0)%
Provision for loan losses	(10,250)	(10,020)	230	2.3
Non-interest income	85,969	74,606	11,363	15.2
Non-interest expense	(118,912)	(120,734)	(1,822)	(1.5)
Income taxes	(28,467)	(20,834)	7,633	36.6

Net income	$51,324	$47,228	$4,096	8.7%

      For the quarter ended March 31, 2004, net income amounted to $51.3 million, an increase of $4.1 million or 8.7% over the first quarter of the previous year. Return on assets was 1.45% and the return on equity totaled 14.1%. For the quarter, the efficiency ratio amounted to 59.2%. The increase in net income over the first quarter of last year was the result of a 15.2% increase in non-interest income, coupled with a decrease in non-interest expense of 1.5% compared to the same quarter last year. The provision for loan losses also grew by $230 thousand. Diluted earnings per share was $.75, an increase of 13.6% over $.66 per share in the first quarter of 2003.

Net Interest Income

      The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2004 vs. 2003

	Change due to

	Average	Average
(In thousands)	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$3,824	$(10,803)	$(6,979)
Investment securities:
U.S. government and federal agency securities	4,109	(3,023)	1,086
State and municipal obligations	(158)	(32)	(190)
Mortgage and asset-backed securities	6,208	(6,422)	(214)
Other securities	(311)	(268)	(579)

Total interest on investment securities	9,848	(9,745)	103

Federal funds sold and securities purchased under agreements to resell	72	(34)	38

Total interest income	13,744	(20,582)	(6,838)

Interest expense:
Deposits:
Savings	31	(86)	(55)
Interest checking and money market	208	(2,062)	(1,854)
Time open & C.D.’s of less than $100,000	(1,175)	(2,783)	(3,958)
Time open & C.D.’s of $100,000 and over	155	(841)	(686)

Total interest on deposits	(781)	(5,772)	(6,553)

Federal funds purchased and securities sold under agreements to repurchase	1,673	(679)	994
Other borrowings	402	(399)	3

Total interest expense	1,294	(6,850)	(5,556)

Net interest income, fully taxable equivalent basis	$12,450	$(13,732)	$(1,282)

      Net interest income for the first quarter of 2004 was $123.0 million, a 1.0% decrease from the first quarter of 2003. The decline in net interest income was mainly the result of lower interest earned on investment securities and lower rates earned on business and personal banking loans. The net interest rate margin was 3.78% for the first quarter of 2004, compared to 4.19% in the first quarter of 2003 and 3.95% in the fourth quarter of 2003.

      Total interest income decreased $6.8 million, or 4.4%, from the first quarter of 2003. The decrease was the result of a 51 basis point decline in rates earned on loans coupled with an 80 basis point decline on rates earned on investment securities, but was offset by higher average balances of loans and investment securities. Variable rate loans in the business, business real estate, and home equity line portfolios were mainly impacted. New purchases of investment securities at lower rates increased the average balance over the first quarter of 2003 by $854.2 million, increasing interest income but lowering securities yields. Lower rates on overnight investment balances also contributed to the decrease in interest income. The average tax equivalent yield on interest earning assets was 4.57% in the first quarter of 2004 compared to 5.24% in the first quarter of 2003.

      Total interest expense decreased $5.6 million, or 17.8%, compared to the first quarter of 2003 due mainly to declines in average rates paid on interest bearing deposits, with the largest effects shown in the Company’s Premium Money Market deposit accounts as well as certificates of deposit under $100,000. Interest expense was also reduced by lower average rates paid on advances from the Federal Home Loan

Bank (FHLB) and short-term borrowings of federal funds purchased and repurchase agreements. The rate declines were partly offset by growth of $645.5 million in average borrowings of federal funds purchased and repurchase agreements. Average rates paid on all interest bearing liabilities decreased from 1.20% in the first quarter of 2003 to .91% in the first quarter of 2004.

      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months		Increase
	Ended March 31		(decrease)

(Dollars in thousands)	2004	2003	Amount	Percent

Trust fees	$16,164	$14,524	$1,640	11.3%
Deposit account charges and other fees	26,814	22,576	4,238	18.8
Bank card transaction fees	16,308	14,466	1,842	12.7
Trading accounts profits and commissions	3,826	4,394	(568)	(12.9)
Consumer brokerage services	2,354	2,193	161	7.3
Mortgage banking revenue	488	1,031	(543)	(52.7)
Net gains on securities transactions	8,951	2,272	6,679	294.0
Other	11,064	13,150	(2,086)	(15.9)

Total non-interest income	$85,969	$74,606	$11,363	15.2%

Non-interest as a % of operating income*	41.1%	37.5%
Operating income per full-time equivalent employee	$43.1	$39.7

*	Operating income is calculated as net interest income plus non-interest income.

     For the first quarter of 2004, total non-interest income amounted to $86.0 million compared with $74.6 million in the same quarter last year, or an increase of 15.2%. This increase resulted from higher net securities gains and growth in deposit account, bank card and trust fees, but was offset by lower bond trading income and mortgage banking revenue. Deposit account fees in the first quarter of 2004 grew by 18.8% over the same quarter last year as a result of a 39.3% increase in overdraft fees (mainly due to pricing increases) and a 2.3% increase in commercial cash management revenues. Bank card fees for the quarter increased 12.7% over the same period last year, primarily resulting from a 34.7% increase in merchant interchange fees (mainly due to higher sales volumes upon which fees are based) and a 14.2% increase in credit cardholder fees, offset by slightly lower debit card transaction fees. Trust fees for the quarter also increased 11.3% compared to the same period last year as the result of growth in new accounts and higher trust account valuations upon which fees are charged. Compared with the same period last year, trading account fee income decreased 12.9% due to lower demand by business and correspondent bank customers. Mortgage banking revenue declined $543 thousand due to lower loan originations during the quarter, which resulted in fewer mortgage loan sales to the secondary market. Other non-interest income for the quarter included a pre-tax gain of $2.3 million on the sale of $63.0 million of student loans, which was lower than the gain of $4.1 million recorded in the same quarter last year.

      During the current quarter, net securities gains amounted to $9.0 million compared with net securities gains of $2.3 million in the same period last year, and resulted mainly from sales of $115.3 million in inflation-indexed treasury securities and $26.2 million in mortgage-backed securities.

Non-Interest Expense

	Three Months		Increase
	Ended March 31		(decrease)

(Dollars in thousands)	2004	2003	Amount	Percent

Salaries and employee benefits	$68,016	$68,593	$(577)	(.8)%
Net occupancy	10,166	10,338	(172)	(1.7)
Equipment	5,858	5,878	(20)	(.3)
Supplies and communication	7,944	8,538	(594)	(7.0)
Data processing and software	10,630	9,876	754	7.6
Marketing	3,704	3,106	598	19.3
Intangible assets amortization	436	450	(14)	(3.1)
Other	12,158	13,955	(1,797)	(12.9)

Total non-interest expense	$118,912	$120,734	$(1,822)	(1.5)%

      Non-interest expense for the quarter amounted to $118.9 million, a decrease of $1.8 million, or 1.5%, compared with $120.7 million recorded in the first quarter of last year.

      Compared with the first quarter of last year, salaries and benefits expense decreased as a result of lower incentive payments, a reduction in temporary and contract labor and lower costs for the Company’s pension plan. Full-time equivalent employees totaled 4,847 and 5,013 at March 31, 2004 and 2003, respectively. Costs also declined for occupancy, equipment, and communication, while marketing and software costs both increased modestly. Occupancy expense decreased mainly due to lower rent and snow removal expense. Supplies and communication expense decreased 7.0% during the quarter mainly due to lower postage and courier expense and lower telephone and network expense. Data processing and software increased mainly due to higher costs for software maintenance contracts and software amortization costs. Other non-interest expense decreased $1.8 million, or 12.9%, from the same quarter last year primarily due to decreases in operating losses and charitable contributions.

Provision and Allowance for Loan Losses

	Three Months Ended

	Dec. 31, 2003	Mar. 31, 2004	Mar. 31, 2003
(Dollars in thousands)

Provision for loan losses	$11,002	$10,250	$10,020

Net loan charge-offs (recoveries):
Business	(1,111)	5,502	1,850
Credit card	5,389	4,934	4,709
Personal banking	2,468	1,972	2,391
Real estate	730	102	(392)
Overdrafts	1,006	(131)	418

Total net loan charge-offs	$8,482	$12,379	$8,976

Annualized total net charge-offs as a percentage of average loans	.42%	.61%	.46%

      The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. The Company combines estimates of the reserves needed for loans evaluated on an individual basis for impairment with estimates of the reserves needed for pools of loans with similar risk characteristics. This process to determine reserves uses such tools as the Company’s “watch loan list” and actual loss experience to identify both individual loans and pools of loans and the amount of reserves that are needed. Additionally, management determines the amount of reserves necessary to offset credit risk issues associated with loan concentrations, economic uncertainties, industry concerns, adverse market changes in estimated or appraised collateral values, and other subjective factors.

      In using this process and the information available, management must use various assumptions and considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The process of determining adequate levels of the allowance for loan losses is subject to regular review by the Company’s internal loan review team and outside regulators.

      Net loan charge-offs were $12.4 million in the first three months of 2004, a $3.4 million increase over the same period in the prior year. Total net charge-offs for the first three months of 2004 were .61% of total average loans, compared to .42% in the fourth quarter of 2003, and .46% for the first quarter in 2003. The increase in net loan charge-offs compared to first quarter 2003 resulted principally from the charge-off of $6.0 million on a single business loan and from higher net charge-offs on business real estate loans and credit card loans, partially offset by lower net charge-offs on personal banking loans. Compared to the fourth quarter of 2003, net charge-offs were up this quarter due to the business loan charge-off mentioned above.

      The loan charge-off of $6.0 million resulted from the borrower filing bankruptcy during the current quarter. The remaining portion of this loan totaled $5.3 million and was placed on non-accrual status this quarter.

      For the first quarter of 2004, net charge-offs on average credit card loans amounted to 3.60% compared with 3.97% in the fourth quarter of 2003 and 3.69% in the first quarter of 2003. Personal banking loan net charge-offs amounted to .42% of average personal banking loans this quarter compared to .53% in the fourth quarter of 2003 and .56% in the first quarter of 2003.

      The provision for loan losses was $10.3 million in the first three months of 2004, compared to $10.0 million in the same period in 2003, and $11.0 million in the fourth quarter of 2003. The allowance for loan losses at March 31, 2004 was $133.1 million, or 1.63% of average loans during the quarter, and represented 400% of total non-performing loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2004.

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

	March 31	December 31
(Dollars in thousands)	2004	2003

Non-accrual loans	$33,292	$32,523
Foreclosed real estate	2,593	1,162

Total non-performing assets	$35,885	$33,685

Non-performing assets to total loans	.44%	.41%
Non-performing assets to total assets	.25%	.24%

Loans past due 90 days and still accruing interest	$14,772	$20,901

      Non-accrual loans at March 31, 2004 totaled $33.3 million, an increase of $769 thousand over amounts recorded at December 31, 2003. This increase includes the $5.3 million business loan mentioned above, partly offset by other declines in non-accrual loans. Lease-related loans comprise 27.1% of the March 31,

2004 non-accrual loan total, with the remainder primarily relating to business or business real estate loans. Total loans past due 90 days or more and still accruing interest amounted to $14.8 million as of March 31, 2004, and have decreased $6.1 million since December 31, 2003. The decline in past due loans occurred mainly due to a decrease of $5.4 million in the personal real estate loan category.

Income Taxes

      The effective tax rate for the Company was 35.7% for the first quarter of 2004, compared with 29.3% in the fourth quarter of 2003 and 30.6% in the first quarter of 2003. As reported in the 2003 Annual Report on Form 10-K, the lower effective tax rates in the previous quarters resulted from the recognition of tax benefits recorded from various corporate reorganization initiatives. Additional tax benefits related to these initiatives will not be recognized in income until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2004 relating to approximately $18.9 million of the remaining benefits.

Financial Condition

Balance Sheet

      Total assets of the Company were $14.5 billion at March 31, 2004 compared to $14.3 billion at December 31, 2003. Earning assets at March 31, 2004 were $13.6 billion, consisting of 60% loans and 40% investments.

      During the first quarter of 2004, average loans increased $128.9 million or 1.6% compared with the previous quarter, and were up $181.0 million or 2.3% compared to the same period last year. Compared to the fourth quarter of 2003, average business, construction, business real estate, personal banking and credit card loans grew by $48.5 million, $15.9 million, $11.0 million, $38.1 million and $13.6 million, respectively. As a result of lower levels of mortgage loan originations during the quarter, personal real estate loans declined by $5.0 million. Moderate growth in the economy during the current quarter helped increase loan demand for business and construction loans which grew a combined total of over $64 million. Business real estate loans continued to show modest growth, aided by the low interest rate environment. The increase in personal banking loans was the result of continued growth in home equity loans and growth in seasonal student loan activity.

      Available for sale investment securities, excluding fair value adjustments, increased on average $163.3 million, or 3.5%, this quarter compared with the previous quarter; however, since December 31, 2003, the portfolio has increased $350.6 million. During the current quarter, principal prepayments received on mortgage and asset-backed securities continued to slow to $195.2 million, down from $256.3 million in the previous quarter, reflecting lower mortgage refinancing activities affecting the industry. This reduction, combined with scheduled maturities of $163.8 million and investment securities sales of $141.5 million, lowered the portfolio by $500.5 million. New purchases of investment securities during the current quarter totaled $827.9 million, and consisted mainly of U.S. government and agency ($346.9 million), mortgage-backed ($164.1 million) and asset-backed securities ($307.5 million). The sale of investment securities in the current quarter was mainly the result of the Company’s review of its portfolio and adjustment for such things as concentration, duration, interest rate risk, potential gains and other factors.

      Total average deposits grew by $100.2 million, or 1.0% (4% annualized growth), during the first quarter of 2004 compared to the fourth quarter of last year, and were up 3.1% compared to the same period last year. The increase over the fourth quarter of last year was the result of growth in certificates of deposit of $100,000 and over ($110.9 million), non-interest bearing demand deposits ($50.0 million), and interest checking ($46.9 million). This growth was offset by declines in money market deposits ($71.5 million) and certificates of deposit of less than $100,000 ($40.4 million).

      During the first quarter of 2004, average borrowings increased $163.8 million over the previous quarter, primarily due to growth in federal funds purchased of $271.6 million, offset by a decrease in repurchase agreements of $137.4 million.

Liquidity and Capital Resources

     Liquidity Management

      The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $71.6 million at March 31, 2004. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $5.3 billion at March 31, 2004. The portfolio includes maturities of over $920 million which come due during the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, and borrowing capacity at the Federal Reserve. Total investment securities pledged for these purposes comprised 37% of the total investment portfolio at March 31, 2004.

      Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2004, such deposits totaled $7.7 billion and represented over 75% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $814.6 million at March 31, 2004. These accounts are normally considered more volatile and higher costing, but comprise just 7.9% of total deposits at March 31, 2004.

      Another important component of liquidity is the level of borrowings from third party sources, and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt.

      Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $2.1 billion at March 31, 2004. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit, while securities sold under agreements to repurchase are comprised of non-insured customer funds secured by a portion of the Company’s investment portfolio.

      The Company’s long-term debt is relatively small compared to the Company’s overall liability position. It is comprised mainly of borrowings from the FHLB, which totaled $467.0 million at March 31, 2004. These borrowings were a combination of fixed and floating rates with maturities of generally less than four years. Other outstanding long-term borrowings relate to the Company’s leasing and venture capital operations and amounted to $27.1 million at March 31, 2004.

      In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound debt ratings from Standard & Poor’s and Moody’s would enable its commercial paper to be readily marketable should the need arise. No commercial paper has been issued or outstanding during the past five years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $290.7 million in loans and $138.8 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as large, jumbo certificates of deposit. Future financing could also include the issuance of common or preferred stock.

      The following discussion is based on cash flow amounts which exclude changes resulting from bank acquisitions and branch dispositions. The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $409.9 million at March 31, 2004, a decrease of $157.2 million compared to December 31, 2003. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $83.1 million during the current quarter. Investing activities, consisting mainly of purchases and maturities of available for sale securities, changes in levels of overnight investments in federal funds sold and resale agreements, and changes in the level of the loan portfolio, used total cash of $293.6 million. Most of the cash outflow was due to $832.6 million in purchases of investment securities, partly offset by $527.2 million in sales and maturities. Financing activities provided cash of $53.2 million, resulting from a $47.7 million increase in deposits and $100.0 million in additional FHLB advances. These cash inflows were partly offset by a $37.9 million decline in overnight borrowings, $41.4 million required by the Company’s treasury stock repurchase program, and cash dividend payments of $15.5 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital at the end of the last two fiscal quarters is shown below:

			Minimum Ratios
			for
	March 31,	December 31,	Well-Capitalized
(Dollars in thousands)	2004	2003	Banks

Risk-adjusted assets	$11,010,312	$10,813,111
Tier I capital	1,334,295	1,331,439
Total capital	1,482,798	1,481,600
Tier I capital ratio	12.12%	12.31%	6.00%
Total capital ratio	13.47%	13.70%	10.00%
Leverage ratio	9.53%	9.71%	5.00%

      Commerce maintains a treasury stock buyback program; and in January 2004 was authorized by the Board of Directors to repurchase up to 3 million shares of its common stock. The Company has routinely used these shares to fund the Company’s annual 5% stock dividend and various employee benefit programs. During the quarter ended March 31, 2004 the Company purchased approximately 840 thousand shares of treasury stock at an average cost of $49.27 per share.

      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its cash dividend by 7% in the first quarter of 2004 compared to the fourth quarter of 2003, making 2004 the 36th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2004 totaled $6.0 billion (including approximately $3.0 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $311.6 million and $31.6 million, respectively, at March 31, 2004. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.9 million at March 31, 2004. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

      In March 2004, the Company contributed $6.0 million to its pension plan. This contribution represented the latest discretionary contribution from the Company over the last several years in order to mitigate the effect of declining returns and valuation on the pension fund assets along with growing pension obligations. The contribution had no significant effect on the Company’s overall liquidity. The minimum required contribution for 2004 is expected to be zero. The Company does not expect to contribute more than an additional $2.0 million prior to the pension fund’s annual measurement date of September 30.

      The Company has additional funding commitments arising from investments in several private equity concerns, classified as non-marketable investment securities, and low-income housing partnerships. These unfunded commitments are not significant to the Company’s liquidity position.

Impact of Recently Issued Accounting Standards

      The Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities”, in December 2003. FIN 46R clarified the requirements that investments in variable interest entities (VIE) be consolidated by the entity that has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected returns, or both. Public companies were required to apply the unmodified provisions of the Interpretation to “special-purpose entities” by the end of the first reporting period ending after December 15, 2003. Public companies, other than small business issuers, were required to apply the revised Interpretation by the end of the first reporting period beginning after December 15, 2003 to all entities that were not special-purpose entities.

      As mentioned in the 2003 Annual Report on Form 10-K, the Company has several Small Business Investment Company (SBIC) related private equity investments and other investments in low-income housing partnerships which are being evaluated under several provisions of FIN 46R. In addition to the above, the FASB has elected to reconsider provisions of FIN 46R concerning SBIC related private equity investments and does not currently require these types of investments to be consolidated. If consolidation is ultimately required for any of these investments, the Company’s assets, liabilities, revenues and expenses would be adjusted to reflect the consolidation of these investments; however, it is not expected that net income would be significantly affected. The Company does not have any other significant investments in unconsolidated entities meeting the requirements of FIN 46R.

      In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments, as is discussed further in Note 10 to the consolidated financial statements. The Company will adopt SAB 105 effective April 1, 2004 and does not expect that the adoption will have a material impact on its financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended March 31, 2004 and 2003

	First Quarter 2004			First Quarter 2003

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,045,287	$20,320	4.00%	$2,261,093	$23,927	4.29%
Real estate – construction	426,182	4,236	4.00	403,090	4,484	4.51
Real estate – business	1,881,209	22,750	4.86	1,771,035	23,563	5.40
Real estate – personal	1,331,014	17,368	5.25	1,275,086	19,279	6.13
Personal banking	1,891,071	25,114	5.34	1,722,157	25,942	6.11
Credit card	551,957	14,422	10.51	518,026	13,994	10.96
Overdrafts	17,477	—	—	12,716	—	—

Total loans	8,144,197	104,210	5.15	7,963,203	111,189	5.66

Investment securities:
U.S. government & federal agency	1,775,670	15,585	3.53	1,385,895	14,499	4.24
State & municipal obligations(A)	71,833	884	4.95	84,080	1,074	5.18
Mortgage and asset-backed securities	2,845,192	26,810	3.79	2,317,289	27,024	4.73
Trading securities	8,433	77	3.67	28,714	255	3.60
Other marketable securities(A)	164,431	786	1.92	199,857	1,070	2.17
Non-marketable securities	74,651	852	4.59	70,201	969	5.60

Total investment securities	4,940,210	44,994	3.66	4,086,036	44,891	4.46

Federal funds sold and securities purchased under agreements to resell	60,398	186	1.24	42,214	148	1.42

Total interest earning assets	13,144,805	149,390	4.57	12,091,453	156,228	5.24

Less allowance for loan losses	(133,105)			(131,553)
Unrealized gain on investment securities	130,786			165,260
Cash and due from banks	529,522			505,570
Land, buildings and equipment, net	336,881			338,514
Other assets	184,711			166,397

Total assets	$14,193,600			$13,135,641

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$392,690	304	.31	$362,014	359	.40
Interest checking and money market	6,110,565	5,868	.39	5,878,622	7,722	.53
Time open & C.D.’s of less than $100,000	1,715,038	9,899	2.32	1,920,874	13,857	2.93
Time open & C.D.’s of $100,000 and over	745,101	3,265	1.76	733,958	3,951	2.18

Total interest bearing deposits	8,963,394	19,336	.87	8,895,468	25,889	1.18

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,947,207	4,456	.92	1,301,735	3,462	1.08
Other borrowings(B)	441,019	2,026	1.85	365,318	2,023	2.25

Total borrowings	2,388,226	6,482	1.09	1,667,053	5,485	1.33

Total interest bearing liabilities	11,351,620	25,818	.91%	10,562,521	31,374	1.20%

Non-interest bearing demand deposits	1,233,919			994,824
Other liabilities	143,146			138,559
Stockholders’ equity	1,464,915			1,439,737

Total liabilities and equity	$14,193,600			$13,135,641

Net interest margin (T/ E)		$123,572			$124,854

Net yield on interest earning assets			3.78%			4.19%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income, given a static balance sheet.

	March 31, 2004		December 31, 2003

	$ Change in	$ Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income

200 basis points rising	$(9.6)	(1.96)%	$(6.9)	(1.40)%
100 basis points rising	(3.3)	(.67)	(2.0)	(.40)
100 basis points falling	(.6)	(.13)	(1.9)	(.38)

      The table shown above reflects somewhat greater exposure of the Company’s net interest income to rising rates during the first quarter of 2004. Under a 200 basis point rising rate scenario, net interest income is expected to decline $9.6 million or 1.96%, while under a 100 basis point increase, net interest income is expected to decline by $3.3 million or .67%. The Company’s exposure to declining rates was reduced somewhat during the quarter such that a 100 basis point decline in rates would negatively impact net interest income by a small amount.

      During the quarter, the Company’s average investment securities portfolio increased by $159.5 million with most of the increase the result of the acquiring fixed rate agency and asset-backed securities. Also during the quarter, the Company sold $115.3 million of inflation-indexed treasury securities. The sale of these bonds, which had a variable inflation component, combined with the acquisition of additional fixed rate securities, made the overall mix of the investment portfolio more fixed rate in nature. Average loans also increased by $128.9 million, mainly in the areas of business and personal banking loans. The overall increase in loans did not materially impact the interest rate risk position of the Company, as the growth included elements of both fixed and variably priced loans. At the same time, partly in response to loan growth and partly to help fund the added investment securities, the Company increased average federal funds purchased, whose rates fluctuate daily, by $271.6 million, and added $100.0 million in variable rate borrowings from the FHLB.

      As a result of these changes during the quarter, under the rising rate interest scenarios described above, the higher level of variably based borrowings tends to increase interest expense in conjunction with the anticipated rise in short-term rates, while the larger investment portfolio with greater fixed rate characteristics will re-price only with principal maturities. These two factors were mainly responsible for the Company’s overall increased risk to rising interest rates.

      The Company performs monthly simulations modeling interest rate risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in the Company’s 2003 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

January 1 – 31, 2004	55,515	$47.39	55,515	3,000,000
February 1 – 29, 2004	697,718	$49.49	697,718	2,302,282
March 1 – 31, 2004	87,500	$48.73	87,500	2,214,782

Total	840,733	$49.27	840,733	2,214,782

      On January 30, 2004, the Company announced that its Board of Directors had approved the additional purchase of up to 1,825,129 shares of Company common stock. This, coupled with the shares available under the prior authorization, provided the Company with authority to purchase 3,000,000 shares.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

      See Index to Exhibits

      (b) Reports on Form 8-K:

      On January 14, 2004, the Registrant furnished its announcement of fourth quarter earnings for 2003. On February 13, 2004, the Registrant furnished an announcement of the purchase of 400,000 shares of its common stock from family limited partnerships that are associated with several former and current executive officers.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President & Secretary

Date: May 7, 2004

By	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 7, 2004

INDEX TO EXHIBITS

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