Form 10-Q
period 2004-06-30
COMMERCE BANCSHARES INC /MO/
filed 2004-08-04
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

_____________________________________________________

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to
Commission File No. 0-2989

COMMERCE BANCSHARES, INC.

_____________________________________________________

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

Yes  X  No

As of July 30, 2004, the registrant had outstanding 66,443,377 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Loans, net of unearned income	$8,107,924	$8,142,679
Allowance for loan losses	(133,124)	(135,221)

Net loans	7,974,800	8,007,458

Investment securities:
Available for sale	4,792,606	4,956,668
Trading	17,673	9,356
Non-marketable	72,141	73,170

Total investment securities	4,882,420	5,039,194

Federal funds sold and securities purchased under agreements to resell	134,805	108,120
Cash and due from banks	860,203	567,123
Land, buildings and equipment, net	339,269	336,366
Goodwill	48,522	48,522
Other intangible assets, net	1,321	2,184
Other assets	183,547	178,197

Total assets	$14,424,887	$14,287,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,723,109	$1,716,214
Savings, interest checking and money market	6,130,449	6,080,543
Time open and C.D.’s of less than $100,000	1,669,858	1,730,237
Time open and C.D.’s of $100,000 and over	847,332	679,214

Total deposits	10,370,748	10,206,208

Federal funds purchased and securities sold under agreements to repurchase	2,157,542	2,106,044
Other borrowings	393,625	403,853
Other liabilities	94,883	120,105

Total liabilities	13,016,798	12,836,210

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 68,636,548 shares	343,183	343,183
Capital surplus	356,186	359,300
Retained earnings	781,457	707,136
Treasury stock of 1,918,228 shares in 2004 and 668,539 shares in 2003, at cost	(89,473)	(29,573)
Other	(2,827)	(1,963)
Accumulated other comprehensive income	19,563	72,871

Total stockholders’ equity	1,408,089	1,450,954

Total liabilities and stockholders’ equity	$14,424,887	$14,287,164

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(In thousands, except per share data)	2004	2003	2004	2003

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$102,753	$109,407	$206,762	$220,379
Interest on investment securities	49,348	50,034	93,940	94,498
Interest on federal funds sold and securities purchased under agreements to resell	339	207	525	355

Total interest income	152,440	159,648	301,227	315,232

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	6,320	8,106	12,492	16,187
Time open and C.D.’s of less than $100,000	9,592	12,704	19,491	26,561
Time open and C.D.’s of $100,000 and over	3,571	3,900	6,836	7,851
Interest on federal funds purchased and securities sold under agreements to repurchase	4,431	4,179	8,887	7,641
Interest on other borrowings	2,065	2,072	4,076	4,095

Total interest expense	25,979	30,961	51,782	62,335

Net interest income	126,461	128,687	249,445	252,897
Provision for loan losses	6,280	9,999	16,530	20,019

Net interest income after provision for loan losses	120,181	118,688	232,915	232,878

NON-INTEREST INCOME
Trust fees	16,128	15,074	32,292	29,598
Deposit account charges and other fees	28,394	23,420	55,208	45,996
Bank card transaction fees	17,884	16,057	34,192	30,523
Trading account profits and commissions	2,970	3,566	6,796	7,960
Consumer brokerage services	2,371	2,312	4,725	4,505
Mortgage banking revenue	274	1,620	762	2,651
Net gains on securities transactions	2,833	2,169	11,784	4,441
Other	13,435	9,483	24,499	22,633

Total non-interest income	84,289	73,701	170,258	148,307

NON-INTEREST EXPENSE
Salaries and employee benefits	65,696	66,006	133,712	134,599
Net occupancy	9,834	9,439	20,000	19,777
Equipment	5,678	6,209	11,536	12,087
Supplies and communication	8,342	8,402	16,286	16,940
Data processing and software	11,802	9,889	22,432	19,765
Marketing	4,424	3,957	8,128	7,063
Intangible assets amortization	433	449	869	899
Other	14,727	13,864	26,885	27,819

Total non-interest expense	120,936	118,215	239,848	238,949

Income before income taxes	83,534	74,174	163,325	142,236
Less income taxes	29,696	23,687	58,163	44,521

Net income	$53,838	$50,487	$105,162	$97,715

Net income per share – basic	$.80	$.73	$1.56	$1.40
Net income per share – diluted	$.79	$.72	$1.54	$1.38

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Number of						Other
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury		Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Other	Income (Loss)	Total

	(Unaudited)
Balance January 1, 2004	68,636,548	$343,183	$359,300	$707,136	$(29,573)	$(1,963)	$72,871	$1,450,954

Net income				105,162				105,162
Change in unrealized gain (loss) on available for sale securities							(53,308)	(53,308)

Total comprehensive income								51,854

Purchase of treasury stock					(75,762)			(75,762)
Issuance of stock under purchase, option and benefit plans			(7,450)		14,652			7,202
Net tax benefit related to stock option plans			747					747
Stock based compensation			3,525			410		3,935
Issuance of stock under restricted stock award plan			64		1,210	(1,274)		—
Cash dividends paid ($.460 per share)				(30,841)				(30,841)

Balance June 30, 2004	68,636,548	$343,183	$356,186	$781,457	$(89,473)	$(2,827)	$19,563	$1,408,089

Balance January 1, 2003	67,238,437	$336,192	$290,041	$707,433	$(5,507)	$(1,800)	$96,093	$1,422,452

Net income				97,715				97,715
Change in unrealized gain (loss) on available for sale securities							21,200	21,200

Total comprehensive income								118,915

Shares issued in connection with the purchase of Vaughn Group, Inc.	149,477	748	5,252					6,000
Purchase of treasury stock					(58,037)			(58,037)
Issuance of stock under purchase, option and benefit plans			(3,675)		6,187			2,512
Net tax benefit related to stock option plans			474					474
Stock based compensation			3,333			368		3,701
Issuance of stock under restricted stock award plan			(34)		836	(802)		—
Cash dividends paid ($.314 per share)				(21,865)				(21,865)

Balance June 30, 2003	67,387,914	$336,940	$295,391	$783,283	$(56,521)	$(2,234)	$117,293	$1,474,152

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30

(In thousands)	2004	2003

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$105,162	$97,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,530	20,019
Provision for depreciation and amortization	20,573	20,709
Amortization of investment security premiums, net	14,014	13,900
Net gains on securities transactions(A)	(11,784)	(4,441)
Net increase in trading securities	(4,013)	(18,601)
Stock based compensation	3,935	3,701
(Increase) decrease in interest receivable	4,865	(554)
Decrease in interest payable	(1,404)	(7,027)
Increase (decrease) in income taxes payable	4,392	(4,048)
Other changes, net	(22,486)	(9,600)

Net cash provided by operating activities	129,784	111,773

INVESTING ACTIVITIES:
Net cash received in acquisition	—	5,199
Proceeds from sales of investment securities(A)	192,689	98,637
Proceeds from maturities/pay downs of investment securities(A)	822,300	591,337
Purchases of investment securities(A)	(938,204)	(1,136,597)
Net increase in federal funds sold and securities purchased under agreements to resell	(26,685)	(8,715)
Net (increase) decrease in loans	3,331	(218,348)
Purchases of land, buildings and equipment	(21,183)	(17,597)
Sales of land, buildings and equipment	572	1,542

Net cash provided by (used in) investing activities	32,820	(684,542)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	74,710	345,207
Net increase in time open and C.D.’s	113,809	5,181
Net increase in federal funds purchased and securities sold under agreements to repurchase	51,498	228,895
Additional borrowings	100,000	307,794
Repayment of borrowings	(107,264)	(260,272)
Net decrease in other short-term borrowings	(2,876)	(25,717)
Purchases of treasury stock	(75,762)	(58,037)
Issuance of stock under purchase, option and benefit plans	7,202	2,512
Cash dividends paid on common stock	(30,841)	(21,865)

Net cash provided by financing activities	130,476	523,698

Increase (decrease) in cash and cash equivalents	293,080	(49,071)
Cash and cash equivalents at beginning of year	567,123	710,406

Cash and cash equivalents at June 30	$860,203	$661,335

(A) Available for sale and non-marketable securities

Net income tax payments	$56,099	$48,403
Interest paid on deposits and borrowings	$53,186	$69,529

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 (Unaudited)

1.	Principles of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2003 data to conform to current year presentation. Results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of results to be attained for any other period.

      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2003 Annual Report on Form 10-K.

2.	Allowance for Loan Losses

      The following is a summary of the allowance for loan losses.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(In thousands)	2004	2003	2004	2003

Balance, beginning of period	$133,092	$132,162	$135,221	$130,618

Additions:
Allowance for loan losses of acquired company	—	—	—	500
Provision for loan losses	6,280	9,999	16,530	20,019

Total additions	6,280	9,999	16,530	20,519

Deductions:
Loan losses	10,042	13,065	26,518	26,356
Less recoveries on loans	3,794	3,610	7,891	7,925

Net loan losses	6,248	9,455	18,627	18,431

Balance, June 30	$133,124	$132,706	$133,124	$132,706

3.	Investment Securities

      Investment securities, at fair value, consist of the following at June 30, 2004 and December 31, 2003.

	June 30	December 31
(In thousands)	2004	2003

Available for sale
U.S. government and federal agency obligations	$1,653,147	$1,834,726
State and municipal obligations	70,406	74,593
Mortgage-backed securities	1,298,776	1,449,231
Other asset-backed securities	1,569,795	1,351,203
Other debt securities	21,924	63,587
Equity securities	178,558	183,328
Trading	17,673	9,356
Non-marketable	72,141	73,170

Total investment securities	$4,882,420	$5,039,194

      Equity securities include short-term investments in money market mutual funds of $136,273,000 at June 30, 2004 and $142,659,000 at December 31, 2003.

4.	Intangible Assets

      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	June 30, 2004		December 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(46,666)	$47,930	$(45,812)
Mortgage servicing rights	548	(491)	567	(501)

Total	$48,478	$(47,157)	$48,497	$(46,313)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $433,000 and $449,000, respectively, for the three month periods ended June 30, 2004 and 2003, and $869,000 and $899,000 for the six month periods ended June 30, 2004 and 2003. Estimated annual amortization expense for the years 2004 through 2008 is as follows.

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

      At June 30, 2004, a liability in the amount of $4,516,000, representing the carrying value of the guarantee obligations associated with the standby letters of credit mentioned above, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $342,877,000 at June 30, 2004.

      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and may be redeemed beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $15,171,000 at June 30, 2004. At June 30, 2004, the Company had a recorded liability of $4,145,000 in principal and accrued interest to date, representing amounts owed to the security holders.

6.	Pension

      The amount of net pension cost is as follows:

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30

(In thousands)	2004	2003	2004	2003

Service cost – benefits earned during the period	$1,252	$980	$2,503	$1,960
Interest cost on projected benefit obligation	1,135	1,207	2,270	2,414
Expected return on plan assets	(1,603)	(1,299)	(3,195)	(2,598)
Amortization of prior service cost	(25)	(25)	(50)	(50)
Amortization of unrecognized net loss	316	511	632	1,022

Net periodic pension cost	$1,075	$1,374	$2,160	$2,748

      The Company made a discretionary cash contribution of $6,000,000 to the pension plan in March 2004. The Company does not expect to contribute more than an additional $2,000,000 prior to the plan’s September 30 valuation date.

7.	Common Stock

      The shares used in the calculation of basic and diluted income per share are shown below.

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30

(In thousands)	2004	2003	2004	2003

Weighted average common shares outstanding	67,005	69,461	67,355	69,831
Net effect of the assumed exercise of stock options – based on the treasury stock method using average market price for the respective periods	932	733	1,002	739

	67,937	70,194	68,357	70,570

8.	Comprehensive Income (Loss)

      The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30

(In thousands)	2004	2003	2004	2003

Unrealized holding gains (losses)	$(131,914)	$46,126	$(74,693)	$39,134
Reclassification adjustment for gains included in net income	(3,046)	(2,669)	(11,288)	(4,941)

Net unrealized gains (losses) on securities	(134,960)	43,457	(85,981)	34,193
Income tax expense (benefit)	(51,285)	16,513	(32,673)	12,993

Other comprehensive income (loss)	$(83,675)	$26,944	$(53,308)	$21,200

9.	Segments

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended June 30, 2004:
Net interest income after provision for loan losses	$31,280	$46,823	$(1,866)	$76,237	$43,944	$120,181
Cost of funds allocation	28,407	(3,020)	3,862	29,249	(29,249)	—
Non-interest income	41,908	19,498	19,948	81,354	2,935	84,289

Total net revenue	101,595	63,301	21,944	186,840	17,630	204,470
Non-interest expense	67,041	33,485	14,872	115,398	5,538	120,936

Income before income taxes	$34,554	$29,816	$7,072	$71,442	$12,092	$83,534

Three Months Ended June 30, 2003:
Net interest income after provision for loan losses	$27,777	$49,349	$(1,974)	$75,152	$43,536	$118,688
Cost of funds allocation	28,952	(8,034)	3,991	24,909	(24,909)	—
Non-interest income	32,821	19,198	19,734	71,753	1,948	73,701

Total net revenue	89,550	60,513	21,751	171,814	20,575	192,389
Non-interest expense	66,368	31,834	16,248	114,450	3,765	118,215

Income before income taxes	$23,182	$28,679	$5,503	$57,364	$16,810	$74,174

Six Months Ended June 30, 2004:
Net interest income after provision for loan losses	$63,305	$87,858	$(3,571)	$147,592	$85,323	$232,915
Cost of funds allocation	55,696	(6,494)	7,372	56,574	(56,574)	—
Non-interest income	77,949	37,979	40,718	156,646	13,612	170,258

Total net revenue	196,950	119,343	44,519	360,812	42,361	403,173
Non-interest expense	133,456	66,658	30,000	230,114	9,734	239,848

Income before income taxes	$63,494	$52,685	$14,519	$130,698	$32,627	$163,325

Six Months Ended June 30, 2003:
Net interest income after provision for loan losses	$55,039	$98,294	$(3,424)	$149,909	$82,969	$232,878
Cost of funds allocation	59,072	(15,877)	7,336	50,531	(50,531)	—
Non-interest income	67,512	34,395	39,663	141,570	6,737	148,307

Total net revenue	181,623	116,812	43,575	342,010	39,175	381,185
Non-interest expense	131,284	58,652	32,056	221,992	16,957	238,949

Income before income taxes	$50,339	$58,160	$11,519	$120,018	$22,218	$142,236

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

      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. At June 30, 2004, the Company had interest rate swaps with a total notional amount of $25,942,000, of which two swaps with a notional amount of $12,911,000 were designated as fair value hedges of certain fixed rate loans. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currency transactions for customers at a specific future date. Also, mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation in which fixed rate personal real estate loans are originated and sold to other institutions.

      The Company’s usage of derivative instruments is detailed below.

	June 30, 2004			December 31, 2003

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$25,942	$215	$(865)	$28,910	$405	$(1,487)
Interest rate cap	—	—	—	4,319	—	—
Foreign exchange contracts:
Forward contracts	16,189	121	(129)	8,254	490	(551)
Options written/purchased	2,650	3	(3)	2,500	38	(38)
Mortgage loan commitments	11,831	19	(5)	7,542	54	(1)
Mortgage loan forward sale contracts	22,220	113	(44)	7,298	8	(4)

Total	$78,832	$471	$(1,046)	$58,823	$995	$(2,081)

      In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 provides additional guidance in determining the fair market value of mortgage loan commitments. The new guidance prohibits the inclusion of the expected cash flows related to the associated servicing of the loan when determining the fair value of the loan commitment. This change in accounting tends to reduce the fair market value of the loan commitment and defers the income recognition resulting from the valuation of the commitment. SAB 105 was effective for loan commitments accounted for as derivatives and entered into on or after April 1, 2004, at which time the Company began excluding these expected cash flows in its determination of fair value. The effect of the change was a $227,000 reduction of pre-tax income, which was recorded in the second quarter of 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2003 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information

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

      The Company, through its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $23.9 million at June 30, 2004. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months		Six Months
	Ended June 30		Ended June 30

	2004	2003	2004	2003

Per Share Data
Net income – basic	$.80	$.73	$1.56	$1.40
Net income – diluted	.79	.72	1.54	1.38
Cash dividends	.230	.157	.460	.314
Book value			21.13	21.32
Market price			45.95	37.07
Selected Ratios
(Based on average balance sheets)
Loans to deposits	78.13%	80.16%	78.99%	80.34%
Non-interest bearing deposits to total deposits	12.29	10.34	12.20	10.20
Equity to loans	17.91	17.94	17.95	18.01
Equity to deposits	13.99	14.38	14.18	14.47
Equity to total assets	10.14	10.66	10.23	10.81
Return on total assets	1.51	1.49	1.48	1.48
Return on total stockholders’ equity	14.91	14.02	14.50	13.66
(Based on end-of-period data)
Efficiency ratio*	57.96	58.82	58.58	60.00
Tier I capital ratio			12.21	12.41
Total capital ratio			13.56	13.79
Leverage ratio			9.47	9.82

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions)

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30

			%			%
(Dollars in thousands)	2004	2003	Change	2004	2003	Change

Net interest income	$126,461	$128,687	(1.7)%	$249,445	$252,897	(1.4)%
Provision for loan losses	(6,280)	(9,999)	(37.2)	(16,530)	(20,019)	(17.4)
Non-interest income	84,289	73,701	14.4	170,258	148,307	14.8
Non-interest expense	(120,936)	(118,215)	2.3	(239,848)	(238,949)	.4
Income taxes	(29,696)	(23,687)	25.4	(58,163)	(44,521)	30.6

Net income	$53,838	$50,487	6.6%	$105,162	$97,715	7.6%

      For the quarter ended June 30, 2004, net income amounted to $53.8 million, an increase of $3.4 million, or 6.6%, over the second quarter of the previous year. Return on assets was 1.51% and the return on equity totaled 14.91%. For the quarter, the efficiency ratio amounted to 57.96%. The increase in net income over the second quarter of last year was the result of a 14.4% increase in non-interest income coupled with a decrease in provision for loan losses of 37.2%, and partly offset by a higher effective income tax rate. Non-interest expense grew less than 3% and net interest income was down approximately 2%. Diluted earnings per share was $.79, an increase of 9.7% over $.72 per share in the second quarter of 2003.

      Net income for the first six months of 2004 was $105.2 million, a $7.4 million, or 7.6%, increase over the first six months of 2003. Diluted earnings per share increased 11.6% to $1.54, compared to $1.38 for the first six months of last year. The increase in net income was primarily due to a 14.8% rise in non-interest income and a 17.4% decline in the provision for loan losses, partly offset by a higher effective income tax rate. In addition, net interest income declined slightly and non-interest expense was stable.

Net Interest Income

      The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30,			Six Months Ended
	2004 vs. 2003			June 30, 2004 vs. 2003

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$1,775	$(8,452)	$(6,677)	$5,544	$(19,200)	$(13,656)
Investment securities:
U.S. government and federal agency securities	2,709	(3,710)	(1,001)	7,143	(7,058)	85
State and municipal obligations	(146)	(34)	(180)	(305)	(65)	(370)
Mortgage and asset-backed securities	5,812	(4,879)	933	12,008	(11,289)	719
Other securities	(271)	(207)	(478)	(617)	(440)	(1,057)

Total interest on investment securities	8,104	(8,830)	(726)	18,229	(18,852)	(623)

Federal funds sold and securities purchased under agreements to resell	176	(44)	132	239	(69)	170

Total interest income	10,055	(17,326)	(7,271)	24,012	(38,121)	(14,109)

Interest expense:
Deposits:
Savings	27	(94)	(67)	57	(179)	(122)
Interest checking and money market	133	(1,852)	(1,719)	343	(3,916)	(3,573)
Time open & C.D.’s of less than $100,000	(1,034)	(2,078)	(3,112)	(2,198)	(4,872)	(7,070)
Time open & C.D.’s of $100,000 and over	426	(755)	(329)	592	(1,607)	(1,015)

Total interest on deposits	(448)	(4,779)	(5,227)	(1,206)	(10,574)	(11,780)

Federal funds purchased and securities sold under agreements to repurchase	1,090	(838)	252	2,807	(1,561)	1,246
Other borrowings	329	(319)	10	727	(714)	13

Total interest expense	971	(5,936)	(4,965)	2,328	(12,849)	(10,521)

Net interest income, fully taxable equivalent basis	$9,084	$(11,390)	$(2,306)	$21,684	$(25,272)	$(3,588)

      Net interest income for the second quarter of 2004 totaled $126.5 million, a 1.7% decrease from the second quarter of 2003. The decline in net interest income was mainly the result of lower interest income earned on both loans and investment securities. The reduction in total interest income exceeded the decrease in total interest expense. As a result, the net interest rate margin was 3.85% for the second quarter of 2004, compared to 4.15% in the second quarter of 2003 and 3.78% in the first quarter of 2004. For the first six months of 2004, net interest income totaled $249.4 million, a decrease of $3.5 million, or 1.4%, compared with the first six months of the previous year. The net interest rate margin declined 35 basis points to 3.82% during the first six months of 2004.

      Total interest income decreased $7.2 million, or 4.5%, from the second quarter of 2003. The decrease was the result of lower interest earned on loans and investment securities. Rates earned on loans declined 35 basis points and rates earned on investment securities declined 64 basis points. The decrease in loan interest income was mainly the result of lower rates earned on virtually all lending products, but was offset by volume growth in the consumer lending area. Business loan volumes continued to be lower than the previous year, and this also factored in the reduction of interest income. While interest income on invest-

ment securities declined by $686 thousand, most of this decline was due to substantially lower rates earned, but offset by higher volumes of U.S. government and agency, mortgage-backed, and asset-backed securities. Also, the Company’s inflation indexed treasury securities contributed $5.0 million in the second quarter of 2004, compared with $6.6 million in the same period last year and $261 thousand in the first quarter of 2004. The average tax equivalent yield on interest earning assets was 4.64% in the second quarter of 2004 compared to 5.14% in the second quarter of 2003.

      Compared to the first six months of 2003, total interest income decreased $14.0 million. The decline reflects similar trends as noted in the quarterly comparison above, with lower average overall rates earned on interest earning assets, which occurred because of a declining rate environment in the last several years. The decline was partly offset by higher balances in investment securities and in consumer and real estate loans. Average tax equivalent yields on total interest earning assets for the six months were 4.60% in 2004 and 5.19% in 2003.

      Total interest expense decreased $5.0 million, or 16.1%, compared to the second quarter of 2003. This decline was mainly the result of lower rates paid on all deposit products, but especially on money market and certificate of deposit balances. Rates on overnight borrowings also declined. Also, average retail certificate of deposit balances were lower, thus reducing interest expense, mainly due to the continued run-off of these balances. However, average balances of long-term jumbo certificates of deposit grew, as did short-term borrowings, and this liquidity was used to provide funding for the growth in the Company’s investment securities portfolio. Average rates paid on all interest bearing liabilities decreased from 1.14% in the second quarter of 2003 to .91% in the second quarter of 2004.

      For the first six months of 2004, total interest expense decreased $10.6 million, or 16.9%, compared with the previous year. Most of the decline resulted from a 28 basis point reduction in average rates paid on deposit balances. Also contributing to the decline were lower rates paid on borrowings and lower average balances in retail certificates of deposit, partly offset by higher borrowings. Average balances of federal funds purchased and securities sold under agreements to repurchase increased by $515.3 million and were used mainly to fund investment securities purchases and loan growth. The overall average cost of total interest bearing liabilities was .91% for the first six months of 2004 compared to 1.17% for the same period in 2003.

      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30

(Dollars in thousands)	2004	2003	% Change	2004	2003	% Change

Trust fees	$16,128	$15,074	7.0%	$32,292	$29,598	9.1%
Deposit account charges and other fees	28,394	23,420	21.2	55,208	45,996	20.0
Bank card transaction fees	17,884	16,057	11.4	34,192	30,523	12.0
Trading account profits and commissions	2,970	3,566	(16.7)	6,796	7,960	(14.6)
Consumer brokerage services	2,371	2,312	2.6	4,725	4,505	4.9
Mortgage banking revenue	274	1,620	(83.1)	762	2,651	(71.3)
Net gains on securities transactions	2,833	2,169	30.6	11,784	4,441	165.3
Other	13,435	9,483	41.7	24,499	22,633	8.2

Total non-interest income	$84,289	$73,701	14.4%	$170,258	$148,307	14.8%

Non-interest income as a % of operating income*	40.0%	36.4%		40.6%	37.0%

*	Operating income is calculated as net interest income plus non-interest income.

     For the second quarter of 2004, total non-interest income amounted to $84.3 million compared with $73.7 million in the same quarter last year, or an increase of 14.4%. This increase resulted from growth in deposit account, bank card and trust fee income, coupled with an increase in gains on sales of student loans. Deposit account fees in the second quarter of 2004 grew by 21.2% over the same quarter last year as a result of a 43.6% increase in overdraft fees (mainly due to pricing increases). Bank card fees for the quarter increased 11.4% over the same period last year, due mainly to higher fees earned on merchant and credit card transactions, both of which grew by more than 16%. Trust fees for the quarter were up 7.0% over the same period last year as the result of higher fees on personal and institutional trust accounts. Bond trading account and mortgage banking revenues declined from amounts recorded in the same period last year due to slowing business as interest rates have begun to rise. Compared with the same period last year, bond trading account revenues decreased $596 thousand due to lower demand by business and correspondent bank customers, while the decline in mortgage banking revenue of $1.3 million was due to lower personal mortgage loan originations. Other non-interest income in the second quarter of 2004 included a gain of $1.1 million on the sale of a bank branch. In addition, gains of $4.1 million on sales of $113.0 million of student loans were recorded in the second quarter of 2004, compared to gains of $101 thousand in the second quarter of 2003.

      Non-interest income for the six months ended June 30, 2004 increased $22.0 million, or 14.8%, over the first six months of 2003. Deposit account fees rose $9.2 million, or 20.0%, due to growth of 41.5% in fee income on overdraft and return items. Compared to the previous year, bank card fee income rose $3.7 million, or 12.0%, mainly due to growth of $2.3 million in merchant fees and $1.8 million in cardholder fees. Trust fees increased $2.7 million, or 9.1%, over the same period last year as a result of growth in personal and institutional trust accounts, along with rising account valuations upon which fees are based. Other non-interest income increased $1.9 million in 2004 compared to the previous year, mainly due to higher levels of student loan sales and the bank branch sale mentioned above. These increases to non-interest income were partly offset by declines of $1.2 million in bond trading revenue and $1.9 million in mortgage banking revenue.

      During the current quarter, net securities gains amounted to $2.8 million compared with net securities gains of $2.2 million in the same period last year. On a year to date basis, such gains amounted to $11.8 million and $4.4 million for 2004 and 2003, respectively. Most of the 2004 gain resulted from sales of $152.8 million in inflation-indexed treasury securities and $26.2 million in mortgage-backed securities.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30

(Dollars in thousands)	2004	2003	% Change	2004	2003	% Change

Salaries and employee benefits	$65,696	$66,006	(.5)%	$133,712	$134,599	(.7)%
Net occupancy	9,834	9,439	4.2	20,000	19,777	1.1
Equipment	5,678	6,209	(8.6)	11,536	12,087	(4.6)
Supplies and communication	8,342	8,402	(.7)	16,286	16,940	(3.9)
Data processing and software	11,802	9,889	19.3	22,432	19,765	13.5
Marketing	4,424	3,957	11.8	8,128	7,063	15.1
Intangible assets amortization	433	449	(3.6)	869	899	(3.3)
Other	14,727	13,864	6.2	26,885	27,819	(3.4)

Total non-interest expense	$120,936	$118,215	2.3%	$239,848	$238,949	.4%

      Non-interest expense for the quarter amounted to $120.9 million, an increase of $2.7 million, or 2.3%, compared with $118.2 million recorded in the second quarter of last year. Compared to the second quarter of last year, data processing costs grew $1.9 million, or 19.3%, mainly as a result of higher software expense and bank card processing fees. Increased costs were also incurred for marketing and occupancy, which rose $467 thousand and $395 thousand, respectively. Occupancy expense increased mainly due to higher net rent expense, partly offset by lower building services expense. Other non-interest expense increased 6.2% over the same quarter last year, primarily due to higher loan collection expense and lower capitalized loan costs, partly offset by decreases in professional fees and operating losses. Compared with the second quarter of last year, salaries and benefits expense decreased slightly as a result of lower incentive payments and a reduction in temporary and contract labor. Full-time equivalent employees totaled 4,822 and 5,010 at June 30, 2004 and 2003, respectively. Equipment expense decreased 8.6% during the quarter mainly due to lower depreciation on computer hardware and lower costs for maintenance contracts.

      Non-interest expense rose $899 thousand, or .4%, over the first six months of 2003. Data processing costs increased $2.7 million, or 13.5%, due to higher software expense and bank card processing fees, while marketing expense increased $1.1 million, or 15.1%, mainly due to higher deposit promotional costs. Salaries and benefits decreased $887 thousand, or .7%, due to a decline in incentive payments and a reduction in pension plan expense. Equipment costs declined 4.6% due to reductions in depreciation, rental, and repair expense. Supplies and communication expense decreased 3.9% from the prior year mainly due to lower postage and courier expense and lower telephone and network expense. Other non-interest expense decreased 3.4% due to decreases in professional fees, operating losses and operating lease depreciation, partly offset by a decrease in capitalized loan costs.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
				June 30
	June 30	June 30	March 31
(Dollars in thousands)	2004	2003	2004	2004	2003

Provision for loan losses	$6,280	$9,999	$10,250	$16,530	$20,019

Net loan charge-offs (recoveries):
Business	(270)	2,550	5,502	5,232	4,400
Credit card	5,040	4,641	4,934	9,974	9,350
Personal banking	1,260	1,549	1,972	3,232	3,940
Real estate	73	161	102	175	(231)
Overdrafts	145	554	(131)	14	972

Total net loan charge-offs	$6,248	$9,455	$12,379	$18,627	$18,431

Annualized total net charge-offs as a percentage of average loans	.31%	.47%	.61%	.46%	.46%

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

      In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The process of determining adequate levels of the allowance for loan losses is subject to regular review by the Company’s internal loan review team and outside regulators.

      Net loan charge-offs for the second quarter of 2004 amounted to $6.2 million compared with $12.4 million in the first quarter of 2004 and $9.5 million in the second quarter of last year. The ratio of annualized net loan charge-offs to total average loans in the current quarter was .31% compared with .47% in the same quarter last year and .61% in the first quarter of this year. The decrease in net charge-offs in the current second quarter compared with the first quarter of this year was mainly the result of a $6.0 million charge-down in the first quarter of a large commercial loan in which the borrower had filed for bankruptcy.

      For the second quarter of 2004, annualized net charge-offs on average credit card loans increased slightly to 3.64%, compared with 3.59% in the second quarter of last year. Personal banking loan charge-offs decreased in the current quarter, with a charge-off ratio of .27% compared to .35% in the same quarterly period last year, as delinquencies remained at low levels.

      Net charge-offs during the first six months of 2004 amounted to $18.6 million, compared to $18.4 million in the comparable prior period. Net charge-offs increased in the business, credit card, and real estate loan categories, with partly offsetting declines in personal banking and overdraft categories. The annualized net charge-off ratios were .46% in both the 2004 and 2003 six month periods.

      The provision for loan losses for the current quarter totaled $6.3 million, and was down $4.0 million from the provision recorded in the first quarter of this year, and also down $3.7 million from the amount recorded in the second quarter of 2003. The provision was $16.5 million in the first six months of 2004 compared to $20.0 million in the same period in 2003. The allowance for loan losses at June 30, 2004 was $133.1 million, or 1.64% of total loans, and represented 481% of total non-performing loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2004.

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

	June 30	December 31
(Dollars in thousands)	2004	2003

Non-accrual loans	$27,654	$32,523
Foreclosed real estate	1,877	1,162

Total non-performing assets	$29,531	$33,685

Non-performing assets to total loans	.36%	.41%
Non-performing assets to total assets	.20%	.24%
Loans past due 90 days and still accruing interest	$16,481	$20,901

      Non-accrual loans at June 30, 2004 totaled $27.7 million, a decrease of $4.9 million from amounts recorded at December 31, 2003. Most of the decrease occurred in lease-related non-accrual loans, which declined $4.2 million from year end. Lease-related loans comprised 30.1% of the June 30, 2004 non-accrual loan total, with the remainder primarily relating to business or business real estate loans. Total loans past due 90 days or more and still accruing interest amounted to $16.5 million as of June 30, 2004, and decreased $4.4 million since December 31, 2003. The decline in past due loans occurred mainly due to a decrease of $4.9 million in the personal real estate loan category, partly offset by an increase of $2.4 million in the business and business real estate loan categories.

Income Taxes

      The effective tax rate for the Company was 35.5% for the second quarter of 2004, compared with an effective tax rate of 35.7% in the first quarter of 2004 and 31.9% in the second quarter of 2003. The effective tax rate was 35.6% for the first six months of 2004, compared to 31.3% for the comparable period in 2003. As reported in the Company’s previously filed Quarterly Report on Form 10-Q and Annual Report on Form 10-K, the lower effective tax rates in the prior year resulted from the recognition of tax benefits recorded from various corporate reorganization initiatives. Additional tax benefits related to these initiatives will not be recognized in income until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2004 which would allow approximately $18.9 million of the remaining benefits to be recognized into income in the third and fourth quarters of 2004.

Financial Condition

Balance Sheet

      Total assets of the Company were $14.4 billion at June 30, 2004 compared to $14.3 billion at December 31, 2003. Earning assets at June 30, 2004 were $13.1 billion and consisted of 62% loans and 37% investment securities, compared to $13.3 billion at December 31, 2003.

      During the first six months of 2004, total period end loans decreased $34.8 million, or .4%, compared with balances at December 31, 2003. The decline was the result of decreases of $50.6 million in business real estate loans and $49.6 million in business loans, offset by increases of $27.3 million in construction loans and $2.5 million in personal real estate loans. Also, an increase of $20.3 million in personal banking loans was the result of growth in installment and home equity loans, partly offset by scheduled sales of student loans during the first six months of the year. While period end business loans declined from amounts recorded at December 31, 2003, average business loans grew $31.5 million in the second quarter of 2004 over the first quarter of 2004, reflecting higher line of credit usage and new lending relationships. Business real estate loans declined, on average, $30.3 million in the second quarter compared to the first quarter mainly due to scheduled payments on several large loans. While personal real estate loans grew slightly, new loan originations grew steadily since February due to continued low interest rates and seasonal increases. The increase in installment loans was mainly the result of increased lending initiatives in the areas of marine and recreational vehicles, and continued growth in home equity loans was reflective of the continued promotion of this product.

      Available for sale investment securities, excluding fair value adjustments, decreased $78.1 million, or 1.6%, at June 30, 2004 compared to December 31, 2003. The decrease was due to principal paydowns of $408.5 million on mortgage-backed and asset-backed securities, maturities of $390.7 million and sales of $179.0 million, offset by purchases during the six months of 2004 of $933.0 million. The purchases of investment securities, which were funded mainly by increases in federal funds purchased, consisted primarily of asset-backed securities ($410.1 million) and U.S. government agency securities ($346.9 million).

      Total deposits increased by $164.5 million, or 1.6%, at June 30, 2004 compared to December 31, 2003. The increase was due mainly to increases of $168.1 million in certificates of deposit of $100,000 and over, $32.9 million in money market accounts, and $28.8 million in savings accounts. This growth was offset by a decline of $60.4 million in certificates of deposit of less than $100,000.

      Compared to 2003 year end balances, total borrowings at June 30, 2004 increased $41.3 million. This increase was due to increases in federal funds purchased of $247.5 million, offset by a decrease in repurchase agreements of $196.0 million. The increase in federal funds purchased provided liquidity for purchases of investment securities.

Liquidity and Capital Resources

Liquidity Management

      The Company’s most liquid assets are comprised of investments in federal funds sold, securities purchased under agreements to resell (resale agreements), and available for sale marketable securities. Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The available for sale investment portfolio includes maturities of over $980 million which are scheduled over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, and borrowing capacity at the Federal Reserve. Total investment securities pledged for these purposes comprised approximately 50% of the total investment portfolio at June 30, 2004.

	June 30	March 31	December 31
(In thousands)	2004	2004	2003

Liquid assets:
Federal funds sold	$109,805	$71,645	$108,120
Securities purchased under agreements to resell	25,000	—	—
Available for sale investment securities	4,792,606	5,307,223	4,956,668

Total	$4,927,411	$5,378,868	$5,064,788

      Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2004, such deposits totaled $7.9 billion and represented nearly 76% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over are normally considered more volatile and higher costing. These accounts totaled $847.3 million at June 30, 2004, comprising just 8.2% of total deposits.

	June 30	March 31	December 31
(In thousands)	2004	2004	2003

Core deposit base:
Non-interest bearing demand	$1,723,109	$1,697,680	$1,716,214
Interest checking	669,617	614,175	681,405
Savings and money market	5,460,832	5,424,887	5,399,138

Total	$7,853,558	$7,736,742	$7,796,757

      Another important component of liquidity is the level of borrowings from third party sources, and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed on an overnight basis. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit, while securities sold under agreements to repurchase are comprised of non-insured customer funds secured by a portion of the Company’s investment portfolio. The Company’s long-term debt is relatively small compared to the Company’s overall liability position. It is comprised mainly of advances from the FHLB. The FHLB borrowings were a combination of fixed and floating rates with maturities of generally less than four years. Other outstanding long-term borrowings relate to the

Company’s leasing and venture capital operations. Period end borrowings of the Company are shown below.

	June 30	March 31	December 31
(In thousands)	2004	2004	2003

Borrowings:
Federal funds purchased	$1,431,700	$1,268,170	$1,184,189
Securities sold under agreements to repurchase	725,842	799,995	921,855
FHLB advances	367,004	467,042	367,079
Subordinated debentures	4,000	4,000	4,000
Other long-term debt	22,621	27,167	29,898
Other short-term debt	—	1,256	2,876

Total	$2,551,167	$2,567,630	$2,509,897

      In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound debt ratings from Standard & Poor’s and Moody’s would enable its commercial paper to be readily marketable should the need arise. No commercial paper has been issued or outstanding during the past five years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $289.7 million in loans and $804.2 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as large, jumbo certificates of deposit. Future financing could also include the issuance of common or preferred stock.

      The following discussion is based on cash flow amounts as shown in the accompanying consolidated statements of cash flows. The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $860.2 million at June 30, 2004, an increase of $293.1 million compared to December 31, 2003. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $129.8 million during the first six months of 2004. Investing activities, consisting mainly of purchases and maturities of available for sale securities, changes in levels of overnight investments in federal funds sold and resale agreements, and changes in the level of the loan portfolio, provided total cash of $32.8 million. Most of the cash inflow was due to $1.0 billion in sales and maturities of investment securities, partly offset by purchases of $938.2 million. Financing activities provided cash of $130.5 million, resulting from a $188.5 million increase in deposits and $51.5 million in additional overnight borrowings. These cash inflows were partly offset by $75.8 million required by the Company’s treasury stock repurchase program and cash dividend payments of $30.8 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			for Well-
	June 30	December 31	Capitalized
(Dollars in thousands)	2004	2003	Banks

Risk-adjusted assets	$11,001,047	$10,813,111
Tier I capital	1,342,683	1,331,439
Total capital	1,491,530	1,481,600
Tier I capital ratio	12.21%	12.31%	6.00%
Total capital ratio	13.56%	13.70%	10.00%
Leverage ratio	9.47%	9.71%	5.00%

      The Company maintains a treasury stock buyback program; and in January 2004 was authorized by the Board of Directors to repurchase up to 3 million shares of its common stock. The Company has routinely used these shares to fund the Company’s annual 5% stock dividend and various employee benefit programs. During the current quarter, the Company purchased approximately 759 thousand shares of treasury stock at an average cost of $45.22 per share. At June 30, 2004, nearly 1.5 million shares were available for purchase by the Company under its current authorization.

      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend by 7% in the first quarter of 2004 compared to the fourth quarter of 2003, and maintained the same dividend payout in the second quarter of 2004. The year 2004 represents the 36th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2004 totaled $5.7 billion (including approximately $2.6 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $342.9 million and $37.0 million, respectively, at June 30, 2004. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.5 million at June 30, 2004. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

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

Segment Results

      The table below is a summary of segment results for the first six months of 2004 and 2003. Please refer to Note 9 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Six Months Ended		Increase
	June 30		(decrease)

(Dollars in thousands)	2004	2003	Amount	Percent

Consumer	$63,494	$50,339	$13,155	26.1%
Commercial	52,685	58,160	(5,475)	(9.4)
Money management	14,519	11,519	3,000	26.0

Total segments	130,698	120,018	10,680	8.9
Other/ elimination	32,627	22,218	10,409	46.8

Income before income taxes	$163,325	$142,236	$21,089	14.8%

      For the six months ended June 30, 2004, income before income taxes for the Consumer segment increased $13.2 million, or 26.1%, mainly due to higher net interest income (including allocated credit for funds provided) and lower assigned loan loss costs, coupled with a 15.5% increase in non-interest income. The increase in non-interest income resulted mainly from higher overdraft fees. Also, non-interest expense grew only 1.7% over the previous year mainly due to lower corporate overhead allocations. For the six months ended June 30, 2004, income before income taxes for the Commercial segment was lower by 9.4%, mainly as a result of higher assigned loan loss costs and higher non-interest expense. A large commercial loan charge-off of $6.0 million in the first quarter of 2004 contributed to the higher loan loss costs. Non-interest income increased by 10.4% over the previous year mainly as a result of higher cash management fees coupled with an increase in corporate bank card transaction fee income. The increase in non-interest expense resulted from higher assigned costs for check processing and other internally allocated overhead costs. Money Management segment pre-tax profitability for the first six months of 2004 was up 26.0% over the previous year mainly due to higher overall revenues coupled with lower non-interest expense, which was down 6.4%. The reduction in expense was mainly due to lower salaries costs, which resulted mainly from a staffing reduction in the trust administration area as part of a department restructuring. Higher trust fees resulted in the higher overall trust revenue totals.

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

      In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments, as is discussed further in Note 10 to the consolidated financial statements. The Company’s adoption of SAB 105 effective April 1, 2004 resulted in the recognition of a pre-tax loss of $227 thousand.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended June 30, 2004 and 2003

	Second Quarter 2004			Second Quarter 2003

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,076,813	$20,929	4.05%	$2,234,452	$23,584	4.23%
Real estate – construction	439,082	4,317	3.95	403,705	4,386	4.36
Real estate – business	1,850,935	22,075	4.80	1,831,897	23,633	5.17
Real estate – personal	1,329,562	17,175	5.20	1,294,147	18,552	5.75
Personal banking	1,844,001	24,595	5.36	1,758,271	25,907	5.91
Credit card	557,029	13,850	10.00	518,356	13,556	10.49
Overdrafts	10,779	—	—	10,793	—	—

Total loans	8,108,201	102,941	5.11	8,051,621	109,618	5.46

Investment securities:
U.S. government & federal agency	1,756,428	20,000	4.58	1,555,367	21,001	5.42
State & municipal obligations(A)	70,473	871	4.97	81,880	1,051	5.15
Mortgage and asset-backed securities	2,985,830	27,123	3.65	2,442,177	26,190	4.30
Trading securities	25,151	229	3.67	19,648	205	4.18
Other marketable securities(A)	137,523	710	2.08	225,774	1,041	1.85
Non-marketable securities	77,663	808	4.18	71,953	979	5.46

Total investment securities	5,053,068	49,741	3.96	4,396,799	50,467	4.60

Federal funds sold and securities purchased under agreements to resell	111,170	339	1.23	59,687	207	1.39

Total interest earning assets	13,272,439	153,021	4.64	12,508,107	160,292	5.14

Less allowance for loan losses	(132,767)			(132,227)
Unrealized gain on investment securities	96,764			156,478
Cash and due from banks	549,708			503,066
Land, buildings and equipment, net	338,103			336,950
Other assets	199,583			177,848

Total assets	$14,323,830			$13,550,222

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$411,260	318	.31	$384,002	385	.40
Interest checking and money market	6,164,127	6,002	.39	5,970,037	7,721	.52
Time open & C.D.’s of less than $100,000	1,685,584	9,592	2.29	1,872,368	12,704	2.72
Time open & C.D.’s of $100,000 and over	841,283	3,571	1.71	778,928	3,900	2.01

Total interest bearing deposits	9,102,254	19,483	.86	9,005,335	24,710	1.10

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,911,587	4,431	.93	1,525,278	4,179	1.10
Other borrowings(B)	453,931	2,082	1.84	389,413	2,072	2.13

Total borrowings	2,365,518	6,513	1.11	1,914,691	6,251	1.31

Total interest bearing liabilities	11,467,772	25,996	.91%	10,920,026	30,961	1.14%

Non-interest bearing demand deposits	1,275,569			1,038,701
Other liabilities	128,470			146,760
Stockholders’ equity	1,452,019			1,444,735

Total liabilities and equity	$14,323,830			$13,550,222

Net interest margin (T/E)		$127,025			$129,331

Net yield on interest earning assets			3.85%			4.15%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Six Months Ended June 30, 2004 and 2003

	Six Months 2004			Six Months 2003

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,061,050	$41,249	4.02%	$2,247,699	$47,511	4.26%
Real estate – construction	432,632	8,553	3.98	403,399	8,870	4.43
Real estate – business	1,866,072	44,825	4.83	1,801,634	47,196	5.28
Real estate – personal	1,330,288	34,543	5.22	1,284,669	37,831	5.94
Personal banking	1,867,536	49,709	5.35	1,740,314	51,849	6.01
Credit card	554,493	28,272	10.25	518,192	27,550	10.72
Overdrafts	14,128	—	—	11,749	—	—

Total loans	8,126,199	207,151	5.13	8,007,656	220,807	5.56

Investment securities:
U.S. government & federal agency	1,766,049	35,585	4.05	1,471,099	35,500	4.87
State & municipal obligations(A)	71,153	1,755	4.96	82,974	2,125	5.16
Mortgage and asset-backed securities	2,915,511	53,933	3.72	2,380,078	53,214	4.51
Trading securities	16,792	306	3.67	24,156	460	3.84
Other marketable securities(A)	150,977	1,496	1.99	212,887	2,111	2.00
Non-marketable securities	76,157	1,660	4.38	71,082	1,948	5.53

Total investment securities	4,996,639	94,735	3.81	4,242,276	95,358	4.53

Federal funds sold and securities purchased under agreements to resell	85,784	525	1.23	50,999	355	1.40

Total interest earning assets	13,208,622	302,411	4.60	12,300,931	316,520	5.19

Less allowance for loan losses	(132,936)			(131,892)
Unrealized gain on investment securities	113,775			160,845
Cash and due from banks	539,615			504,311
Land, buildings and equipment, net	337,492			337,728
Other assets	192,147			172,154

Total assets	$14,258,715			$13,344,077

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$401,975	622	.31	$373,069	744	.40
Interest checking and money market	6,137,346	11,870	.39	5,924,582	15,443	.53
Time open & C.D.’s of less than $100,000	1,700,311	19,491	2.31	1,896,487	26,561	2.82
Time open & C.D.’s of $100,000 and over	793,192	6,836	1.73	756,567	7,851	2.09

Total interest bearing deposits	9,032,824	38,819	.86	8,950,705	50,599	1.14

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,929,397	8,887	.93	1,414,124	7,641	1.09
Other borrowings(B)	447,475	4,108	1.85	377,432	4,095	2.19

Total borrowings	2,376,872	12,995	1.10	1,791,556	11,736	1.32

Total interest bearing liabilities	11,409,696	51,814	.91%	10,742,261	62,335	1.17%

Non-interest bearing demand deposits	1,254,744			1,016,884
Other liabilities	135,808			142,682
Stockholders’ equity	1,458,467			1,442,250

Total liabilities and equity	$14,258,715			$13,344,077

Net interest margin (T/ E)		$250,597			$254,185

Net yield on interest earning assets			3.82%			4.17%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	June 30, 2004		March 31, 2004		December 31, 2003

	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(9.3)	(1.94)%	$(9.6)	(1.96)%	$(6.9)	(1.40)%
100 basis points rising	(5.1)	(1.06)	(3.3)	(.67)	(2.0)	(.40)
100 basis points falling	2.7	.57	(.6)	(.13)	(1.9)	(.38)

      The table shown above reflects somewhat greater exposure of the Company’s net interest income to rising rates during the first six months of 2004. As currently projected, a 200 basis point rising rate scenario would cause net interest income to decline $9.3 million or 1.94%, which is comparable to the amount reported at March 31, 2004. Under a scenario whereby rates increase 100 basis points, it is projected that net interest income would decline by $5.1 million, or 1.06%, compared with a decline of $3.3 million in the previous quarter’s projection. Under current projections, the Company’s exposure to declining rates was further reduced during the quarter such that a 100 basis point decline in rates would cause net interest income to increase by $2.7 million.

      During the quarter, average loans declined $36.0 million from the previous quarter mainly as a result of the sales of $113.0 million in student loans, most of which occurred early in the quarter. Growth in business loans was offset by a decline in business real estate lending, but installment and home equity loans grew by a combined $47 million. The Company’s average investment securities portfolio increased by $112.9 million during the second quarter 2004 due mainly to asset-backed securities purchases occurring early in the quarter. However, the Company then began limiting the purchases of new securities, allowing normal maturities and pay-downs to reduce the overall portfolio. At June 30, 2004, total period end investment securities were $4.9 billion, a decline of $530.5 million from the balance at March 31, 2004. During the second quarter of 2004, average deposits increased by $180.5 million as a result of growth in both non-interest bearing deposits and other interest bearing non-maturity deposits. The result of lower investment securities balances towards the end of the quarter, coupled with higher average deposits and limited loan growth, allowed the Company’s short-term borrowings to decrease in the latter half of the second quarter. This decrease is expected to extend into the third quarter as well. Also, in June, the Federal Reserve raised its target federal funds rate by 25 basis points, beginning what most economists believe is the start of a rising rate environment, which could continue in the next few quarters.

      As a result of these changes during the quarter, the Company made certain adjustments to its net interest income simulation models. Under the rising rate interest scenarios described above, projections of increases in rates on non-maturity deposits, coupled with the Company’s fixed rate investment portfolio, tend to offset the positive effects of the anticipated rate re-pricing of the loan portfolio. Also, lower levels of investment securities and lower short-term debt tends to reduce net interest income in the near term. A change in the mix of the balance sheet, in which maturities and re-payments of investment securities are reinvested into lending products, could however, improve the overall mix of earning assets and improve net interest income.

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

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	that May Yet
	of Shares	Price Paid	as part of Publicly	Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

April 1 – 30, 2004	278,776	$44.74	278,776	1,936,006
May 1 – 31, 2004	480,000	$45.51	480,000	1,456,006
June 1 – 30, 2004	570	$45.73	570	1,455,436

Total	759,346	$45.22	759,346	1,455,436

      On January 30, 2004, the Company announced that its Board of Directors had approved the additional purchase of up to 1,825,129 shares of Company common stock. This, coupled with the shares available under the prior authorization, provided the Company with authority to purchase 3,000,000 shares.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders of the Company was held on April 21, 2004. The following proposals were submitted by the Board of Directors to a vote of security holders:

(1)	Election of four directors to the 2007 Class for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The four nominees for the four directorships received the following votes:

Name of Director	Votes For	Votes Withheld

Thomas A. McDonnell	40,504,295	12,593,199
Benjamin F. Rassieur, III	41,318,388	11,779,106
Andrew C. Taylor	38,793,868	14,303,626
Robert H. West	41,328,385	11,769,109

      Other directors whose term of office as director continued after the meeting were: Giorgio Balzer, John R. Capps, W. Thomas Grant II, James B. Hebenstreit, David W. Kemper, Jonathan M. Kemper, Terry O. Meek, L.W. Stolzer, and Mary Ann Van Lokeren.

(2)	Approval of the amendment of the Company’s Restricted Stock Plan to increase the number of shares available for issuance under the Restricted Stock Plan by 250,000 shares and to permit the deductibility of the payments pursuant to Section 162(m) of the Internal Revenue Code. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain	Broker Non-votes

39,483,047	3,186,985	351,867	10,075,595

(3)	Ratification of the selection of KPMG LLP as the Company’s independent public accountant. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain

43,760,802	9,095,435	241,257

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

      See Index to Exhibits

      (b) Reports on Form 8-K:

On April 13, 2004, the Registrant furnished its announcement of first quarter earnings for 2004 under item 12 of Form 8-K. On May 25, 2004, the Registrant reported, under items 7 and 11 of Form 8-K, a blackout period for the Commerce Bancshares, Inc. Participating Investment Plan in conjunction with a change in the plan’s recordkeeper.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President & Secretary

Date: August 4, 2004

By	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 4, 2004

INDEX TO EXHIBITS

       10.1 – Amended and Restated Commerce Bancshares, Inc. Restricted Stock Plan

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