Form 10-Q
period 2004-09-30
COMMERCE BANCSHARES INC /MO/
filed 2004-11-05
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

------------------------------------------------------

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X  No

As of November 1, 2004, the registrant had outstanding 66,053,858 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Loans, net of unearned income	$8,162,845	$8,142,679
Allowance for loan losses	(133,363)	(135,221)

Net loans	8,029,482	8,007,458

Investment securities:
Available for sale	4,775,883	4,956,668
Trading	29,803	9,356
Non-marketable	73,298	73,170

Total investment securities	4,878,984	5,039,194

Federal funds sold and securities purchased under agreements to resell	117,505	108,120
Cash and due from banks	533,856	567,123
Land, buildings and equipment, net	341,904	336,366
Goodwill	48,522	48,522
Other intangible assets, net	889	2,184
Other assets	195,016	178,197

Total assets	$14,146,158	$14,287,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,750,318	$1,716,214
Savings, interest checking and money market	6,110,594	6,080,543
Time open and C.D.’s of less than $100,000	1,654,399	1,730,237
Time open and C.D.’s of $100,000 and over	766,260	679,214

Total deposits	10,281,571	10,206,208

Federal funds purchased and securities sold under agreements to repurchase	1,863,059	2,106,044
Other borrowings	392,586	403,853
Other liabilities	149,278	120,105

Total liabilities	12,686,494	12,836,210

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 68,636,548 shares	343,183	343,183
Capital surplus	353,705	359,300
Retained earnings	828,758	707,136
Treasury stock of 2,463,690 shares in 2004 and 668,539 shares in 2003, at cost	(115,190)	(29,573)
Other	(2,706)	(1,963)
Accumulated other comprehensive income	51,914	72,871

Total stockholders’ equity	1,459,664	1,450,954

Total liabilities and stockholders’ equity	$14,146,158	$14,287,164

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(In thousands, except per share data)	2004	2003	2004	2003

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$106,218	$107,379	$312,980	$327,758
Interest on investment securities	44,945	40,940	138,885	135,438
Interest on federal funds sold and securities purchased under agreements to resell	429	210	954	565

Total interest income	151,592	148,529	452,819	463,761

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	7,130	6,292	19,622	22,479
Time open and C.D.’s of less than $100,000	9,525	11,354	29,016	37,915
Time open and C.D.’s of $100,000 and over	3,883	3,363	10,719	11,214
Interest on federal funds purchased and securities sold under agreements to repurchase	5,466	3,500	14,353	11,141
Interest on other borrowings	1,904	2,032	5,980	6,127

Total interest expense	27,908	26,541	79,690	88,876

Net interest income	123,684	121,988	373,129	374,885
Provision for loan losses	6,606	9,655	23,136	29,674

Net interest income after provision for loan losses	117,078	112,333	349,993	345,211

NON-INTEREST INCOME
Trust fees	16,047	15,446	48,339	45,044
Deposit account charges and other fees	27,072	26,205	79,524	69,821
Bank card transaction fees	19,676	16,771	56,624	49,674
Trading account profits and commissions	2,812	3,653	9,608	11,613
Consumer brokerage services	2,376	2,306	7,101	6,811
Mortgage banking revenue	545	907	1,307	3,558
Net gains (losses) on securities transactions	(148)	896	11,636	5,337
Other	10,540	10,756	35,039	33,389

Total non-interest income	78,920	76,940	249,178	225,247

NON-INTEREST EXPENSE
Salaries and employee benefits	65,549	65,036	199,261	199,635
Net occupancy	9,740	9,451	29,740	29,228
Equipment	5,634	5,849	17,170	17,936
Supplies and communication	9,153	8,539	25,439	25,479
Data processing and software	11,469	10,303	33,901	30,068
Marketing	4,552	3,936	12,680	10,999
Intangible assets amortization	431	453	1,300	1,352
Other	13,964	12,863	40,849	40,682

Total non-interest expense	120,492	116,430	360,340	355,379

Income before income taxes	75,506	72,843	238,831	215,079
Less income taxes	12,987	17,895	71,150	62,416

Net income	$62,519	$54,948	$167,681	$152,663

Net income per share – basic	$.94	$.79	$2.50	$2.19
Net income per share – diluted	$.93	$.79	$2.47	$2.17

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Number of						Other
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury		Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Other	Income (Loss)	Total

	(Unaudited)
Balance January 1, 2004	68,636,548	$343,183	$359,300	$707,136	$(29,573)	$(1,963)	$72,871	$1,450,954

Net income				167,681				167,681
Change in unrealized gain (loss) on available for sale securities							(20,957)	(20,957)

Total comprehensive income								146,724

Purchase of treasury stock					(111,095)			(111,095)
Issuance of stock under purchase, option and benefit plans			(11,934)		24,155			12,221
Net tax benefit related to stock option plans			1,715					1,715
Stock based compensation			4,556			648		5,204
Issuance of stock under restricted stock award plan			68		1,323	(1,391)		—
Cash dividends paid ($.690 per share)				(46,059)				(46,059)

Balance September 30, 2004	68,636,548	$343,183	$353,705	$828,758	$(115,190)	$(2,706)	$51,914	$1,459,664

Balance January 1, 2003	67,238,437	$336,192	$290,041	$707,433	$(5,507)	$(1,800)	$96,093	$1,422,452

Net income				152,663				152,663
Change in unrealized gain (loss) on available for sale securities							(25,329)	(25,329)

Total comprehensive income								127,334

Shares issued in connection with the purchase of Vaughn Group, Inc.	149,477	748	5,252					6,000
Purchase of treasury stock					(89,326)			(89,326)
Issuance of stock under purchase, option and benefit plans			(5,422)		11,050			5,628
Net tax benefit related to stock option plans			697					697
Stock based compensation			4,357			547		4,904
Issuance of stock under restricted stock award plan			(25)		907	(882)		—
Cash dividends paid ($.529 per share)				(36,653)				(36,653)

Balance September 30, 2003	67,387,914	$336,940	$294,900	$823,443	$(82,876)	$(2,135)	$70,764	$1,441,036

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30

(In thousands)	2004	2003

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$167,681	$152,663
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,136	29,674
Provision for depreciation and amortization	31,044	31,077
Amortization of investment security premiums, net	20,131	24,976
Net gains on securities transactions(A)	(11,636)	(5,337)
Net increase in trading securities	(10,709)	(2,475)
Stock based compensation	5,204	4,904
Net tax benefit related to stock option plans	1,715	697
Decrease in interest receivable	8,631	8,609
Decrease in interest payable	(1,145)	(9,528)
Decrease in income taxes payable	(13,083)	(5,575)
Other changes, net	(24,072)	(44,835)

Net cash provided by operating activities	196,897	184,850

INVESTING ACTIVITIES:
Net cash received in acquisition	—	5,199
Proceeds from sales of investment securities(A)	192,755	243,329
Proceeds from maturities/pay downs of investment securities(A)	1,147,168	1,264,004
Purchases of investment securities(A)	(1,179,915)	(1,933,674)
Net increase in federal funds sold and securities purchased under agreements to resell	(9,385)	(79,800)
Net increase in loans	(57,957)	(56,746)
Purchases of land, buildings and equipment	(31,893)	(24,527)
Sales of land, buildings and equipment	1,150	3,020

Net cash provided by (used in) investing activities	61,923	(579,195)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	89,688	221,769
Net increase (decrease) in time open and C.D.’s	17,278	(171,834)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(242,985)	273,515
Additional borrowings	100,000	225,090
Repayment of borrowings	(109,257)	(278,488)
Net increase (decrease) in other short-term borrowings	(1,878)	77,143
Purchases of treasury stock	(111,095)	(89,326)
Issuance of stock under purchase, option and benefit plans	12,221	5,628
Cash dividends paid on common stock	(46,059)	(36,653)

Net cash provided by (used in) financing activities	(292,087)	226,844

Decrease in cash and cash equivalents	(33,267)	(167,501)
Cash and cash equivalents at beginning of year	567,123	710,406

Cash and cash equivalents at September 30	$533,856	$542,905

(A) Available for sale and non-marketable securities

Net income tax payments	$82,517	$66,971
Interest paid on deposits and borrowings	$80,835	$96,571

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 (Unaudited)

1.	Principles of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2003 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature, except for the income tax expense adjustment discussed below in Note 11. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim periods.

      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2003 Annual Report on Form 10-K.

2.	Allowance for Loan Losses

      The following is a summary of the allowance for loan losses.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30		September 30

(In thousands)	2004	2003	2004	2003

Balance, beginning of period	$133,124	$132,706	$135,221	$130,618

Additions:
Allowance for loan losses of acquired company	—	—	—	500
Provision for loan losses	6,606	9,655	23,136	29,674

Total additions	6,606	9,655	23,136	30,174

Deductions:
Loan losses	10,174	13,094	36,692	39,450
Less recoveries on loans	3,807	3,434	11,698	11,359

Net loan losses	6,367	9,660	24,994	28,091

Balance, September 30	$133,363	$132,701	$133,363	$132,701

3.	Investment Securities

      Investment securities, at fair value, consist of the following at September 30, 2004 and December 31, 2003.

	September 30	December 31
(In thousands)	2004	2003

Available for sale
U.S. government and federal agency obligations	$1,757,774	$1,834,726
State and municipal obligations	73,203	74,593
Mortgage-backed securities	1,295,471	1,449,231
Other asset-backed securities	1,434,195	1,351,203
Other debt securities	23,022	63,587
Equity securities	192,218	183,328
Trading	29,803	9,356
Non-marketable	73,298	73,170

Total investment securities	$4,878,984	$5,039,194

      Equity securities in the available for sale portfolio include short-term investments in money market mutual funds of $148,588,000 at September 30, 2004 and $142,659,000 at December 31, 2003. Non-marketable securities primarily include securities held for debt and regulatory purposes, which amounted to $51,670,000 and $51,644,000 at September 30, 2004 and December 31, 2003, respectively, in addition to venture capital and private equity investments, which amounted to $21,569,000 and $21,507,000 at the respective dates.

4.	Intangible Assets

      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	September 30, 2004		December 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(47,092)	$47,930	$(45,812)
Mortgage servicing rights	537	(486)	567	(501)

Total	$48,467	$(47,578)	$48,497	$(46,313)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $431,000 and $453,000, respectively, for the three month periods ended September 30, 2004 and 2003, and $1,300,000 and $1,352,000 for the nine month periods ended September 30, 2004 and 2003. Estimated annual amortization expense for the years 2004 through 2008 is as follows.

(In thousands)

2004	$1,705
2005	463
2006	20
2007	20
2008	20

5.	Guarantees

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

      At September 30, 2004, a liability in the amount of $4,803,000, representing the carrying value of the guarantee obligations associated with the standby letters of credit mentioned above, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $331,993,000 at September 30, 2004.

      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and may be redeemed beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $15,062,000 at September 30, 2004. At September 30, 2004, the Company had a recorded liability of $4,036,000 in principal and accrued interest to date, representing amounts owed to the security holders.

6.	Pension

      The amount of net pension cost is as follows:

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

(In thousands)	2004	2003	2004	2003

Service cost – benefits earned during the period	$1,235	$981	$3,738	$2,941
Interest cost on projected benefit obligation	1,075	1,208	3,345	3,622
Expected return on plan assets	(1,607)	(1,301)	(4,802)	(3,899)
Amortization of prior service cost	(26)	(26)	(76)	(76)
Amortization of unrecognized net loss	274	511	906	1,533

Net periodic pension cost	$951	$1,373	$3,111	$4,121

      The Company made a discretionary cash contribution of $6,000,000 to the pension plan in March 2004. The Company does not expect to make any additional contributions during 2004.

      On October 22, 2004, the Company’s Board of Directors approved a change to its employee benefits plans effective January 1, 2005. With this change, the benefits accrued under the Company’s defined benefit pension plan will be frozen and enhancements will be made to its employee 401k plan, thereby increasing contributions to this 401k plan. These changes are not expected to have a material effect on the Company’s financial statements.

7.	Common Stock

      The shares used in the calculation of basic and diluted income per share are shown below.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

(In thousands)	2004	2003	2004	2003

Weighted average common shares outstanding	66,386	69,027	67,029	69,560
Net effect of the assumed exercise of stock options – based on the treasury stock method using average market price for the respective periods	947	909	985	797

	67,333	69,936	68,014	70,357

8.	Comprehensive Income (Loss)

      The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

(In thousands)	2004	2003	2004	2003

Unrealized holding gains (losses)	$52,331	$(73,238)	$(22,362)	$(34,104)
Reclassification adjustment for gains included in net income	(151)	(1,808)	(11,439)	(6,749)

Net unrealized gains (losses) on securities	52,180	(75,046)	(33,801)	(40,853)
Income tax expense (benefit)	19,829	(28,517)	(12,844)	(15,524)

Other comprehensive income (loss)	$32,351	$(46,529)	$(20,957)	$(25,329)

9.	Segments

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended September 30, 2004:
Net interest income after provision for loan losses	$32,338	$48,607	$(1,846)	$79,099	$37,979	$117,078
Cost of funds allocation	32,094	(2,905)	3,573	32,762	(32,762)	—
Non-interest income	38,314	20,378	20,360	79,052	(132)	78,920

Total net revenue	102,746	66,080	22,087	190,913	5,085	195,998
Non-interest expense	67,535	34,814	14,922	117,271	3,221	120,492

Income before income taxes	$35,211	$31,266	$7,165	$73,642	$1,864	$75,506

Three Months Ended September 30, 2003:
Net interest income after provision for loan losses	$30,541	$46,803	$(1,180)	$76,164	$36,169	$112,333
Cost of funds allocation	26,206	(6,312)	2,996	22,890	(22,890)	—
Non-interest income	37,484	18,106	20,553	76,143	797	76,940

Total net revenue	94,231	58,597	22,369	175,197	14,076	189,273
Non-interest expense	65,868	29,896	14,177	109,941	6,489	116,430

Income before income taxes	$28,363	$28,701	$8,192	$65,256	$7,587	$72,843

Nine Months Ended September 30, 2004:
Net interest income after provision for loan losses	$95,643	$136,465	$(5,417)	$226,691	$123,302	$349,993
Cost of funds allocation	87,790	(9,399)	10,945	89,336	(89,336)	—
Non-interest income	116,263	58,357	61,078	235,698	13,480	249,178

Total net revenue	299,696	185,423	66,606	551,725	47,446	599,171
Non-interest expense	200,991	101,472	44,922	347,385	12,955	360,340

Income before income taxes	$98,705	$83,951	$21,684	$204,340	$34,491	$238,831

Nine Months Ended September 30, 2003:
Net interest income after provision for loan losses	$85,580	$145,097	$(4,604)	$226,073	$119,138	$345,211
Cost of funds allocation	85,278	(22,189)	10,332	73,421	(73,421)	—
Non-interest income	104,996	52,501	60,216	217,713	7,534	225,247

Total net revenue	275,854	175,409	65,944	517,207	53,251	570,458
Non-interest expense	197,152	88,548	46,233	331,933	23,446	355,379

Income before income taxes	$78,702	$86,861	$19,711	$185,274	$29,805	$215,079

      The information presented above was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies, which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing and assignment of overhead costs among segments. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) by assets and liabilities based on their maturity, prepayment and/or repricing characteristics.

      The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entities.

10.	Derivative Instruments

      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. At September 30, 2004, the Company had interest rate swaps with a total notional amount of $24,481,000, of which two swaps with a notional amount of $12,774,000 were designated as fair value hedges of certain fixed rate loans. The remaining swaps are matching stand alone instruments, whose fair values offset each other with no impact to income. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currency transactions for customers at a specific future date. Also, mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation in which fixed rate personal real estate loans are originated and sold to other institutions.

      The Company’s usage of derivative instruments is detailed below.

	September 30, 2004			December 31, 2003

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$24,481	$177	$(967)	$28,910	$405	$(1,487)
Interest rate cap	—	—	—	4,319	—	—
Foreign exchange contracts:
Forward contracts	12,157	106	(103)	8,254	490	(551)
Options written/purchased	2,650	—	—	2,500	38	(38)
Mortgage loan commitments	11,413	14	(4)	7,542	54	(1)
Mortgage loan forward sale contracts	23,486	6	(125)	7,298	8	(4)

Total	$74,187	$303	$(1,199)	$58,823	$995	$(2,081)

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

11.	Income Taxes

      During the third quarter of 2004, the Company recognized income tax benefits totaling $13,960,000 associated with certain corporate tax reorganization initiatives. The overall effective income tax rate for the third quarter of 2004 was 17.2% compared with 35.4% in the second quarter of 2004 and 24.6% in the third quarter of 2003. For the nine months ended September 30, 2004 and 2003, income tax expense amounted to $71,150,000 and $62,416,000 and represented effective income tax rates of 29.8% and 29.0%, respectively. The Company will recognize an additional $4,950,000 tax benefit related to these initiatives in the fourth quarter of 2004, resulting in an annual effective tax rate of approximately 29%. The Company has additional income tax benefits totaling approximately $13,705,000 associated with other corporate reorganization activities, which will not be recognized into income until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2003 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results to be attained for any other period.

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

      The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, nevertheless, actual outcomes may differ significantly from esti-

mated results. Further discussion of the methodologies used in establishing the allowance is provided in the Provision and Allowance for Loan Losses section of this discussion.

      The Company, through its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $25.0 million at September 30, 2004. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2004	2003	2004	2003

Per Share Data
Net income – basic	$.94	$.79	$2.50	$2.19
Net income – diluted	.93	.79	2.47	2.17
Cash dividends	.230	.214	.690	.529
Book value			22.08	21.03
Market price			48.09	41.67
Selected Ratios
(Based on average balance sheets)
Loans to deposits	77.83%	79.81%	78.60%	80.16%
Non-interest bearing deposits to total deposits	12.45	11.09	12.28	10.50
Equity to loans	17.69	18.19	17.86	18.07
Equity to deposits	13.77	14.52	14.04	14.49
Equity to total assets	10.22	10.72	10.23	10.78
Return on total assets	1.78	1.60	1.58	1.52
Return on total stockholders’ equity	17.41	14.96	15.46	14.10
(Based on end-of-period data)
Efficiency ratio*	59.22	58.56	58.79	59.52
Tier I capital ratio			12.49	12.73
Total capital ratio			13.86	14.12
Leverage ratio			9.83	9.88

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions).

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30

			%			%
(Dollars in thousands)	2004	2003	Change	2004	2003	Change

Net interest income	$123,684	$121,988	1.4%	$373,129	$374,885	(.5)%
Provision for loan losses	(6,606)	(9,655)	(31.6)	(23,136)	(29,674)	(22.0)
Non-interest income	78,920	76,940	2.6	249,178	225,247	10.6
Non-interest expense	(120,492)	(116,430)	3.5	(360,340)	(355,379)	1.4
Income taxes	(12,987)	(17,895)	(27.4)	(71,150)	(62,416)	14.0

Net income	$62,519	$54,948	13.8%	$167,681	$152,663	9.8%

      For the quarter ended September 30, 2004, net income amounted to $62.5 million, an increase of $7.6 million, or 13.8%, over the third quarter of the previous year. Return on assets was 1.78% and the return on equity totaled 17.41%. For the quarter, the efficiency ratio amounted to 59.22%. The increase in net income over the third quarter of last year was the result of a $4.9 million reduction in income tax expense coupled with growth in non-interest income of $2.0 million, and a $3.0 million reduction in the provision for loan losses. Compared to the third quarter of last year, non-interest expense increased 3.5%. Diluted earnings per share was $.93, an increase of 17.7% over $.79 per share in the third quarter of 2003.

      Net income for the first nine months of 2004 was $167.7 million, a $15.0 million, or 9.8%, increase over the first nine months of 2003. Diluted earnings per share increased 13.8% to $2.47, compared to $2.17 for the first nine months of last year. The increase in net income was primarily due to a 10.6% rise in non-interest income and a 22.0% decline in the provision for loan losses, partly offset by growth in non-interest expense of 1.4% and a slight decline in net interest income. Income tax expense in 2004 increased

$8.7 million over 2003. The effective tax rate was 29.8% for the first nine months of 2004 and 29.0% for the same period in 2003.

Net Interest Income

      The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September			Nine Months Ended
	30, 2004 vs. 2003			September 30, 2004 vs. 2003

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$2,046	$(3,212)	$(1,166)	$7,421	$(22,243)	$(14,822)
Investment securities:
U.S. government and federal agency securities	733	1,154	1,887	7,358	(5,386)	1,972
State and municipal obligations	(109)	(68)	(177)	(414)	(133)	(547)
Mortgage and asset-backed securities	2,693	764	3,457	14,284	(10,108)	4,176
Other securities	(552)	(1,075)	(1,627)	(1,098)	(1,586)	(2,684)

Total interest on investment securities	2,765	775	3,540	20,130	(17,213)	2,917

Federal funds sold and securities purchased under agreements to resell	109	110	219	342	47	389

Total interest income	4,920	(2,327)	2,593	27,893	(39,409)	(11,516)

Interest expense:
Deposits:
Savings	15	(1)	14	71	(179)	(108)
Interest checking and money market	103	721	824	437	(3,186)	(2,749)
Time open & C.D.’s of less than $100,000	(792)	(1,037)	(1,829)	(2,966)	(5,933)	(8,899)
Time open & C.D.’s of $100,000 and over	798	(278)	520	1,423	(1,918)	(495)

Total interest on deposits	124	(595)	(471)	(1,035)	(11,216)	(12,251)

Federal funds purchased and securities sold under agreements to repurchase	347	1,619	1,966	3,101	111	3,212
Other borrowings	(89)	(10)	(99)	602	(688)	(86)

Total interest expense	382	1,014	1,396	2,668	(11,793)	(9,125)

Net interest income, fully taxable equivalent basis	$4,538	$(3,341)	$1,197	$25,225	$(27,616)	$(2,391)

      Net interest income for the third quarter of 2004 totaled $123.7 million, a 1.4% increase over the third quarter of 2003. The increase in net interest income was mainly the result of higher interest income earned on investment securities, coupled with lower deposit interest expense. These effects were partly offset by higher short-term borrowing costs and lower interest on loans. As a result, the net interest rate margin was 3.82% for the third quarter of 2004, compared to 3.89% in the third quarter of 2003 and 3.85% in the second quarter of 2004. For the first nine months of 2004, net interest income totaled $373.1 million, a decrease of $1.8 million, or .5%, compared with the first nine months of the previous year. The net interest rate margin declined 25 basis points to 3.82% during the first nine months of 2004 compared to the prior year.

      Total interest income increased $3.1 million, or 2.1%, over the third quarter of 2003. The increase was the result of higher average balances of investment securities and loans, but partly offset by lower loan yields. Rates earned on loans declined 9 basis points and rates earned on investment securities increased

8 basis points. The decrease in loan interest income was mainly the result of lower rates earned on virtually all lending products compared to the third quarter of last year. Offsetting the effect of lower loan rates on interest income was growth in the average balances of construction, personal real estate, home equity, consumer and credit card loans. Business and business real estate loan volumes continued to be lower than the previous year, and this also factored in the reduction of interest income. Interest income on investment securities increased by $4.0 million, due to higher average balances of U.S. government and agency, mortgage-backed, and asset-backed securities, coupled with higher rates earned. Also, the Company’s inflation indexed treasury securities contributed $4.9 million in interest income in the third quarter of 2004, compared with $3.5 million in the same period last year and $7.5 million in the second quarter of 2004. The average tax equivalent yield on interest earning assets was 4.67% in the third quarter of 2004 compared to 4.72% in the third quarter of 2003.

      Compared to the first nine months of 2003, total interest income decreased $10.9 million. The decline reflects similar trends as noted in the quarterly comparison above, with lower average overall rates earned on interest earning assets, which occurred because of the declining interest rate environment in the last several years. The decline was partly offset by higher balances in investment securities and in consumer and real estate loans. Average tax equivalent yields on total interest earning assets for the nine months were 4.63% in 2004 and 5.03% in 2003.

      Total interest expense increased $1.4 million, or 5.2%, compared to the third quarter of 2003. This increase was mainly the result of an increase in average borrowings of $85.5 million and an increase in average rates, especially on federal funds purchased, which increased 50 basis points over the same quarter last year. In addition, average rates paid were lower on most certificate of deposit balances, while rates paid on non-maturity deposits were only modestly higher. Average rates paid on interest bearing liabilities increased from .97% in the third quarter of 2003 to 1.00% in the third quarter of 2004.

      For the first nine months of 2004, total interest expense decreased $9.2 million, or 10.3%, compared with the previous year. Most of the decline resulted from a 19 basis point reduction in average rates paid on deposit balances. Also contributing to the decline were lower average balances in retail certificates of deposit. These decreases were partly offset by higher borrowings. Average balances of federal funds purchased and securities sold under agreements to repurchase increased by $377.8 million and were used mainly to fund investment securities purchases primarily at the beginning of 2004 and loan growth. The overall average cost of total interest bearing liabilities was .94% for the first nine months of 2004 compared to 1.10% for the same period in 2003.

      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended			Nine Months Ended
	September 30			September 30

			%			%
(Dollars in thousands)	2004	2003	Change	2004	2003	Change

Trust fees	$16,047	$15,446	3.9%	$48,339	$45,044	7.3%
Deposit account charges and other fees	27,072	26,205	3.3	79,524	69,821	13.9
Bank card transaction fees	19,676	16,771	17.3	56,624	49,674	14.0
Trading account profits and commissions	2,812	3,653	(23.0)	9,608	11,613	(17.3)
Consumer brokerage services	2,376	2,306	3.0	7,101	6,811	4.3
Mortgage banking revenue	545	907	(39.9)	1,307	3,558	(63.3)
Net gains (losses) on securities transactions	(148)	896	N.M.	11,636	5,337	118.0
Other	10,540	10,756	(2.0)	35,039	33,389	4.9

Total non-interest income	$78,920	$76,940	2.6%	$249,178	$225,247	10.6%

Non-interest income as a % of total revenue*	39.0%	38.7%		40.0%	37.5%

*	Total revenue is calculated as net interest income plus non-interest income.

     For the third quarter of 2004, total non-interest income amounted to $78.9 million compared with $76.9 million in the same quarter last year, or an increase of 2.6%. This increase resulted from growth in deposit account, bank card and trust fee income. Deposit account fees grew by 3.3% in the current quarter compared to the same quarter last year as a result of a 10.7% increase in overdraft fees (mainly due to pricing increases). Bank card fees rose 17.3% over the same period last year, due mainly to higher fees earned on merchant, debit card and credit card transactions, all of which grew by more than 10%. Trust fees for the quarter were up 3.9% over the same period last year as the result of higher fees on institutional trust accounts. Mortgage banking fee income declined $362 thousand from amounts recorded in the same period last year due to lower customer demand, and bond trading account revenues decreased $841 thousand due to lower demand by business and correspondent bank customers. Other non-interest income in the third quarter of 2004 included gains of $1.6 million on sales of student loans, compared to gains of $1.9 million in the third quarter of 2003. In addition, farm management fees declined $757 thousand due to the sale of the farm management business in the third quarter of 2003.

      Non-interest income for the nine months ended September 30, 2004 increased $23.9 million, or 10.6%, over the first nine months of 2003. Deposit account fees rose $9.7 million, or 13.9%, due to growth of 29.0% in fee income on overdraft and return items. Compared to the previous year, bank card fee income rose $7.0 million, or 14.0%, with merchant fees and cardholder fees each growing $2.8 million, and debit card fees growing $809 thousand. Trust fees increased $3.3 million, or 7.3%, over the same period last year as a result of growth in personal and institutional trust accounts, along with rising account valuations upon which fees are based. Other non-interest income increased $1.7 million in 2004 compared to the previous year, mainly due to higher levels of student loan sales during 2004 and a bank branch sale in the second quarter of 2004, partly offset by lower farm management fees mentioned above. These increases to non-interest income were partly offset by declines of $2.0 million in bond trading revenue and $2.3 million in mortgage banking revenue.

      During the current quarter, net securities losses amounted to $148 thousand compared with net securities gains of $896 thousand in the same period last year. The net securities losses in the third quarter of 2004 included an impairment of $300 thousand recognized on a private equity investment held by a venture capital subsidiary, which was partly offset by gains on sales from the banks’ available for sale portfolio. On a year-to-date basis, securities transactions resulted in net gains of $11.6 million and $5.3 million for 2004 and 2003, respectively. Most of the 2004 gain resulted from sales of $152.8 million in inflation-indexed treasury securities and $26.2 million in mortgage-backed securities.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30			September 30

(Dollars in thousands)	2004	2003	% Change	2004	2003	% Change

Salaries and employee benefits	$65,549	$65,036	.8%	$199,261	$199,635	(.2)%
Net occupancy	9,740	9,451	3.1	29,740	29,228	1.8
Equipment	5,634	5,849	(3.7)	17,170	17,936	(4.3)
Supplies and communication	9,153	8,539	7.2	25,439	25,479	(.2)
Data processing and software	11,469	10,303	11.3	33,901	30,068	12.7
Marketing	4,552	3,936	15.7	12,680	10,999	15.3
Intangible assets amortization	431	453	(4.9)	1,300	1,352	(3.8)
Other	13,964	12,863	8.6	40,849	40,682	.4

Total non-interest expense	$120,492	$116,430	3.5%	$360,340	$355,379	1.4%

      Non-interest expense for the quarter amounted to $120.5 million, an increase of $4.1 million, or 3.5%, compared with $116.4 million recorded in the third quarter of last year. Compared to the third quarter of last year, salaries and benefits expense increased slightly as a result of higher salaries and health care expense, partly offset by lower pension and incentive payments. Full-time equivalent employees totaled 4,821 and 4,986 at September 30, 2004 and 2003, respectively. Increased costs were also incurred for occupancy, supplies and communication and marketing which rose $289 thousand, $614 thousand and $616 thousand, respectively, over amounts recorded in the third quarter of last year. Data processing costs grew $1.2 million, or 11.3%, mainly as a result of higher software expense and bank card processing fees. Other non-interest expense increased 8.6% over the same quarter last year, primarily due to higher operating losses, professional fees and lower capitalized loan costs. Equipment expense decreased 3.7% during the quarter mainly due to lower depreciation on computer hardware and lower costs for maintenance contracts.

      Non-interest expense increased $5.0 million, or 1.4%, over the first nine months of 2003. Data processing costs increased $3.8 million, or 12.7%, due to higher software expense and bank card processing fees, while marketing expense increased $1.7 million, or 15.3%, mainly due to higher deposit promotional costs. Occupancy expense increased mainly due to the sale of a bank facility earlier in the year, which resulted in lower outside tenant rent income and higher rent expense as the banking operations were moved to other leased facilities. Salaries and benefits decreased $374 thousand, or .2%, due to a decline in incentive payments, lower costs for temporary and contract labor, and lower pension plan expense. These decreases were partly offset by higher staff salaries and health care expense. Equipment costs declined 4.3% due to reductions in depreciation and maintenance expense. Other non-interest expense was held to a slight increase of .4% over the prior period due to lower capitalized loan costs and higher operating losses and loan collection expense. These increases were partly offset by lower professional fees and operating lease depreciation.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
				September 30
	Sept. 30	Sept. 30	June 30
(Dollars in thousands)	2004	2003	2004	2004	2003

Provision for loan losses	$6,606	$9,655	$6,280	$23,136	$29,674

Net loan charge-offs (recoveries):
Business	100	1,640	(270)	5,332	6,040
Credit card	4,658	4,925	5,040	14,632	14,275
Personal banking*	1,993	2,062	1,260	5,225	6,002
Real estate	(638)	359	73	(463)	128
Overdrafts	254	674	145	268	1,646

Total net loan charge-offs	$6,367	$9,660	$6,248	$24,994	$28,091

Annualized total net charge-offs as a percentage of average loans	.31%	.48%	.31%	.41%	.47%

*	Includes consumer, student and home equity loans

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

      Net loan charge-offs for the third quarter of 2004 amounted to $6.4 million compared with $6.2 million in the second quarter of 2004 and $9.7 million in the third quarter of last year. The ratio of annualized net loan charge-offs to total average loans in the current quarter was .31% compared with .48% in the same quarter last year and .31% in the second quarter of this year.

      For the third quarter of 2004, annualized net charge-offs on average credit card loans decreased to 3.24%, compared with 3.66% in the third quarter of last year. Personal banking loan charge-offs decreased in the current quarter, with a charge-off ratio of .42% compared to .45% in the same quarterly period last year, as delinquencies remained at low levels.

      Net charge-offs during the first nine months of 2004 amounted to $25.0 million, compared to $28.1 million in the comparable prior period. Net charge-offs decreased in the business, personal banking, overdraft, and real estate loan categories, with partly offsetting increases in credit card net charge offs. The annualized net charge-off ratio decreased to .41% compared to ..47% in the comparable prior period.

      The provision for loan losses for the current quarter totaled $6.6 million, and was up $326 thousand from the provision recorded in the second quarter of this year, and down $3.0 million from the amount recorded in the third quarter of 2003. The provision was $23.1 million in the first nine months of 2004 compared to $29.7 million in the same period in 2003. The allowance for loan losses at September 30, 2004 was $133.4 million, or 1.63% of total loans, and represented 522% of total non-performing loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2004.

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

	September 30	December 31
(Dollars in thousands)	2004	2003

Non-accrual loans	$25,554	$32,523
Foreclosed real estate	1,540	1,162

Total non-performing assets	$27,094	$33,685

Non-performing assets to total loans	.33%	.41%
Non-performing assets to total assets	.19%	.24%
Loans past due 90 days and still accruing interest	$17,625	$20,901

      Non-accrual loans at September 30, 2004 totaled $25.6 million, a decrease of $7.0 million from amounts recorded at December 31, 2003. Most of the decrease occurred in lease-related non-accrual loans, which declined $4.8 million from year end. Lease-related loans comprised 30.3% of the September 30, 2004 non-accrual loan total, with the remainder primarily relating to business or business real estate loans. Total loans past due 90 days or more and still accruing interest amounted to $17.6 million as of September 30, 2004, and decreased $3.3 million since December 31, 2003. The decline occurred mainly in personal real estate loans ($5.1 million), student loans ($1.1 million) and credit card loans ($906 thousand), but was partly offset by a $3.6 million increase in business and business real estate loans.

Income Taxes

      During the third quarter of 2004, income tax expense amounted to $13.0 million, a decrease of $4.9 million from the same period last year. The effective tax rate for the Company was 17.2% for the third quarter of 2004, compared with an effective tax rate of 24.6% in the third quarter of 2003 and 35.5% in the second quarter of 2004. The lower income tax expense in the third quarter of 2004 was the result of the recognition of tax benefits, totaling $14.0 million, associated with certain corporate tax reorganization initiatives. For the nine months ended September 30, 2004 and 2003, income tax expense amounted to $71.2 million and $62.4 million and represented effective income tax rates of 29.8% and 29.0%, respectively. The Company will recognize an additional $5.0 million tax benefit related to these initiatives in the fourth quarter of 2004, resulting in an annual effective tax rate of approximately 29%. The Company has additional income tax benefits totaling approximately $13.7 million associated with other corporate reorganization activities, which will not be recognized into income until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2005.

Financial Condition

Balance Sheet

      Total assets of the Company were $14.1 billion at September 30, 2004 compared to $14.3 billion at December 31, 2003. Earning assets at September 30, 2004 were $13.2 billion and consisted of 62% loans and 37% investment securities, compared to $13.3 billion at December 31, 2003.

      During the first nine months of 2004, total period end loans increased $20.2 million, or .2%, compared with balances at December 31, 2003. The increase was the result of increases of $59.3 million in consumer loans, primarily from increases in marine and recreational vehicle lending. Also, home equity and business loans grew by $47.0 million and $17.7 million, respectively. This growth was offset by decreases of

$90.1 million in business real estate loans and $20.7 million in construction loans. Business real estate loans continued to decline during the third quarter due to larger payoffs and customer refinancing activity.

      While period end business loans have increased compared to 2003 year end balances, average business loans continued to decline ($44.4 million) during the third quarter of 2004 as compared to the previous quarter due to weak demand and lower line of credit usage.

      Available for sale investment securities, excluding fair value adjustments, decreased $147.0 million, or 3.0%, at September 30, 2004 compared to December 31, 2003. The decrease was due to principal paydowns on mortgage and asset-backed securities of $635.2 million, maturities of securities of $501.6 million and sales of $188.6 million, offset by purchases during the nine months of 2004 of $1.2 billion. The purchases of investment securities, which were funded mainly by increases in federal funds purchased, consisted primarily of mortgage and asset-backed securities ($569.4 million) and U.S. government agency securities ($451.0 million).

      Total deposits increased by $75.4 million, or .7%, at September 30, 2004 compared to December 31, 2003. The increase was due mainly to increases of $87.0 million in certificates of deposit of $100,000 and over, $34.7 million in money market accounts, and $18.7 million in savings accounts. This growth was offset by a decline of $75.8 million in certificates of deposit of less than $100,000.

      Compared to 2003 year end balances, total borrowings at September 30, 2004 decreased $254.3 million. This decline was due to decreases in repurchase agreements of $529.1 million, offset by an increase in federal funds purchased of $286.1 million. The increase in federal funds purchased provided liquidity for purchases of investment securities.

Liquidity and Capital Resources

Liquidity Management

      The Company’s most liquid assets are comprised of investments in federal funds sold, securities purchased under agreements to resell (resale agreements), and available for sale marketable securities. Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The available for sale investment portfolio includes maturities of over $920 million which are scheduled over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio, primarily to secure public fund deposits, securities sold under agreements to repurchase, and borrowing capacity at the Federal Reserve. Total investment securities pledged for these and other regulatory and legal purposes comprised approximately 50% of the investment portfolio at September 30, 2004.

	September 30	June 30	December 31
(In thousands)	2004	2004	2003

Liquid assets:
Federal funds sold	$117,505	$109,805	$108,120
Securities purchased under agreements to resell	—	25,000	—
Available for sale investment securities	4,775,883	4,792,606	4,956,668

Total	$4,893,388	$4,927,411	$5,064,788

      Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2004, such deposits totaled $7.9 billion and represented 76% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over are normally considered more volatile and higher costing. These accounts totaled $766.3 million at September 30, 2004, comprising just 7.5% of total deposits.

	September 30	June 30	December 31
(In thousands)	2004	2004	2003

Core deposit base:
Non-interest bearing demand	$1,750,318	$1,723,109	$1,716,214
Interest checking	658,039	669,617	681,405
Savings and money market	5,452,555	5,460,832	5,399,138

Total	$7,860,912	$7,853,558	$7,796,757

      Another important component of liquidity is the level of borrowings from third party sources, and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed on an overnight basis. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit, while securities sold under agreements to repurchase are comprised of non-insured customer funds secured by a portion of the Company’s investment portfolio. The Company’s long-term debt is relatively small compared to the Company’s overall liability position. It is comprised mainly of advances from the FHLB. Most of the advances outstanding at September 30, 2004 have a floating rate and mature within two years. Other outstanding long-term borrowings relate to the Company’s leasing and venture capital operations. Period end borrowings of the Company are shown below.

	September 30	June 30	December 31
(In thousands)	2004	2004	2003

Borrowings:
Federal funds purchased	$1,470,254	$1,431,700	$1,184,189
Securities sold under agreements to repurchase	392,805	725,842	921,855
FHLB advances	366,965	367,004	367,079
Subordinated debentures	4,000	4,000	4,000
Other long-term debt	20,623	22,621	29,898
Other short-term debt	998	—	2,876

Total	$2,255,645	$2,551,167	$2,509,897

      In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound debt ratings from Standard & Poor’s and Moody’s would enable its commercial paper to be readily marketable should the need arise. No commercial paper has been issued or outstanding during the past five years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $293.1 million in loans and $742.5 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as large, jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.

      The following discussion is based on cash flow amounts as shown in the accompanying consolidated statements of cash flows. The Company’s cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) were $533.9 million at September 30, 2004, a decrease of $33.3 million compared to December 31, 2003. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $196.9 million during the first nine months of 2004. Investing activities, consisting mainly of purchases and maturities of available for sale securities, changes in levels of overnight investments in federal funds sold and resale agreements, and changes in the level of the loan portfolio, provided total cash of $61.9 million. Most of the cash inflow was due to $1.3 billion in sales and maturities of investment securities, partly offset by purchases of $1.2 billion. Financing activities used cash of $292.1 million, resulting from a $243.0 million net decline in overnight borrowings, $111.1 million required by the Company’s treasury stock repurchase program, and cash dividend payments of $46.1 million. These cash outflows were partly offset by an increase of $107.0 million in deposit balances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			for Well-
	September 30	December 31	Capitalized
(Dollars in thousands)	2004	2003	Banks

Risk-adjusted assets	$10,906,821	$10,813,111
Tier I capital	1,362,325	1,331,439
Total capital	1,512,125	1,481,600
Tier I capital ratio	12.49%	12.31%	6.00%
Total capital ratio	13.86%	13.70%	10.00%
Leverage ratio	9.83%	9.71%	5.00%

      The Company maintains a stock buyback program; and in January 2004 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. The Company has routinely used these shares to fund the Company’s annual 5% stock dividend and various employee benefit programs. During the current quarter, the Company purchased approximately 752,000 shares of treasury stock at an average cost of $46.98 per share. At September 30, 2004, approximately 703,000 shares were available for purchase by the Company under the January 2004 authorization. On October 22, 2004, the Board of Directors authorized the Company to purchase 4,296,580 additional shares, bringing the total authorization up to 5,000,000 shares.

      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend by 7% in the first quarter of 2004 compared to the fourth quarter of 2003, and maintained the same dividend payout in the second and third quarters of 2004. Overall cash dividends paid for the first nine months of 2004 have increased $9.4 million, or 25.7%, over amounts paid in the previous year. The year 2004 represents the 36th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2004 totaled $6.0 billion (including approximately $3.0 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $332.0 million and $20.9 million, respectively, at September 30, 2004. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.8 million at September 30, 2004. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

      In March 2004, the Company contributed $6.0 million to its pension plan. This contribution represented a discretionary contribution from the Company in order to better manage its future pension plan costs. The contribution had no significant effect on the Company’s overall liquidity. The minimum required contribution for 2004 is expected to be zero, and the Company does not expect to make any additional contributions during the remainder of 2004. On October 22, 2004, the Company’s Board of Directors approved a change to its employee benefits plans effective January 1, 2005. With this change, the benefits accrued under the Company’s defined benefit pension plan will be frozen and enhancements will be made to its employee 401k plan, thereby increasing contributions to this 401k plan. These changes are not expected to have a material effect on the Company’s financial statements.

      The Company has additional funding commitments arising from investments in several private equity concerns, classified as non-marketable investment securities, and low-income housing partnerships. These unfunded commitments are not significant to the Company’s liquidity position.

Segment Results

      The table below is a summary of segment pre-tax income results for the first nine months of 2004 and 2003. Please refer to Note 9 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Nine Months Ended
	September 30		Increase (decrease)

(Dollars in thousands)	2004	2003	Amount	Percent

Consumer	$98,705	$78,702	$20,003	25.4%
Commercial	83,951	86,861	(2,910)	(3.4)
Money management	21,684	19,711	1,973	10.0

Total segments	204,340	185,274	19,066	10.3
Other/elimination	34,491	29,805	4,686	15.7

Income before income taxes	$238,831	$215,079	$23,752	11.0%

      For the nine months ended September 30, 2004, income before income taxes for the Consumer segment increased $20.0 million, or 25.4%, mainly due to higher net interest income (including allocated credit for funds provided) and lower assigned loan loss costs, coupled with a 10.7% increase in non-interest income. The increase in net interest income resulted from growth in credit card, home equity and consumer lending products, coupled with stable interest expense. The increase in non-interest income resulted mainly from higher overdraft fees. Also, non-interest expense grew 1.9% over the previous year mainly due to higher corporate overhead expense allocations, occupancy and marketing expense, partly offset by lower processing and loan servicing allocations.

      For the nine months ended September 30, 2004, income before taxes for the Commercial segment declined 3.4% mainly due to higher non-interest expense, but was offset by growth in net interest income and non-interest income. Net interest income for the first nine months of 2004 grew $3.2 million mainly due to lower assigned interest costs. Non-interest income also grew $5.9 million, or 11.2%, as a result of growth in fees on merchant and corporate credit card transactions. Non-interest expense increased 14.6% largely due to higher assigned costs for check processing and other internally allocated overhead costs.

      Money Management segment pre-tax profitability for the nine months ended September 30, 2004 was up 10.0% over the previous year mainly due to higher non-interest income, up 1.4%, coupled with lower non-interest expense, which was down 2.8%. The reduction in expense was mainly due to lower salaries and benefits expense, which resulted largely from a staffing reduction in the trust administration area as part of a department restructuring. Higher trust revenue, partly offset by lower bond trading revenue, resulted in higher overall fee revenue totals.

Impact of Recently Issued Accounting Standards

      The Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities”, in December 2003. FIN 46R clarified the requirements that invest-

ments in variable interest entities (VIE) be consolidated by the entity that has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected returns, or both. Public companies were required to apply the unmodified provisions of the Interpretation to “special-purpose entities” by the end of the first reporting period ending after December 15, 2003. Public companies, other than small business issuers, were required to apply the revised Interpretation by the end of the first reporting period beginning after December 15, 2003 to all entities that were not special-purpose entities.

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

      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-3 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Company will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate this Statement will have a material effect on its consolidated financial statements.

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

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended September 30, 2004 and 2003

	Third Quarter 2004			Third Quarter 2003

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,032,375	$21,429	4.19%	$2,060,389	$21,637	4.17%
Real estate – construction	426,562	4,516	4.21	399,141	4,206	4.18
Real estate – business	1,806,227	22,654	4.99	1,851,866	23,564	5.05
Real estate – personal	1,338,895	17,323	5.15	1,312,740	17,941	5.42
Consumer	1,210,117	19,019	6.25	1,152,436	19,989	6.88
Home equity	390,005	4,548	4.64	329,301	3,611	4.35
Student	289,730	2,250	3.09	355,771	2,331	2.60
Credit card	571,264	14,687	10.23	533,213	14,313	10.65
Overdrafts	10,659	—	—	12,277	—	—

Total loans	8,075,834	106,426	5.24	8,007,134	107,592	5.33

Investment securities:
U.S. government & federal agency	1,636,629	15,779	3.84	1,554,510	13,892	3.55
State & municipal obligations(A)	71,838	879	4.87	80,105	1,056	5.23
Mortgage and asset-backed securities	2,828,924	26,723	3.76	2,534,563	23,266	3.64
Trading securities	10,326	90	3.45	10,565	96	3.61
Other marketable securities(A)	158,119	886	2.23	232,234	1,480	2.53
Non-marketable securities	75,123	987	5.23	78,180	2,014	10.22

Total investment securities	4,780,959	45,344	3.77	4,490,157	41,804	3.69

Federal funds sold and securities purchased under agreements to resell	101,152	429	1.69	65,026	210	1.28

Total interest earning assets	12,957,945	152,199	4.67	12,562,317	149,606	4.72

Less allowance for loan losses	(132,165)			(132,174)
Unrealized gain on investment securities	54,874			140,147
Cash and due from banks	556,811			523,308
Land, buildings and equipment, net	341,382			336,144
Other assets	190,274			161,160

Total assets	$13,969,121			$13,590,902

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$406,112	317	.31	$386,470	303	.31
Interest checking and money market	6,205,268	6,813	.44	6,076,076	5,989	.39
Time open & C.D.’s of less than $100,000	1,657,022	9,525	2.29	1,806,005	11,354	2.49
Time open & of $100,000 and over	814,984	3,883	1.90	651,504	3,363	2.05

Total interest bearing deposits	9,083,386	20,538	.90	8,920,055	21,009	.93

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,661,568	5,466	1.31	1,555,161	3,500	.89
Other borrowings(B)	392,374	1,933	1.96	413,284	2,032	1.95

Total borrowings	2,053,942	7,399	1.43	1,968,445	5,532	1.11

Total interest bearing liabilities	11,137,328	27,937	1.00%	10,888,500	26,541	.97%

Non-interest bearing demand deposits	1,292,276			1,112,998
Other liabilities	110,609			132,546
Stockholders’ equity	1,428,908			1,456,858

Total liabilities and equity	$13,969,121			$13,590,902

Net interest margin (T/E)		$124,262			$123,065

Net yield on interest earning assets			3.82%			3.89%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 2004 and 2003

	Nine Months 2004			Nine Months 2003

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,051,422	$62,678	4.08%	$2,184,576	$69,148	4.23%
Real estate – construction	430,594	13,069	4.05	401,964	13,076	4.35
Real estate – business	1,845,978	67,479	4.88	1,818,562	70,760	5.20
Real estate – personal	1,333,178	51,866	5.20	1,294,129	55,772	5.76
Consumer	1,182,188	56,476	6.38	1,118,114	59,828	7.15
Home equity	372,811	12,468	4.47	318,079	10,644	4.47
Student	320,030	6,582	2.75	336,875	7,308	2.90
Credit card	560,124	42,959	10.24	523,254	41,863	10.70
Overdrafts	12,963	—	—	11,927	—	—

Total loans	8,109,288	313,577	5.17	8,007,480	328,399	5.48

Investment securities:
U.S. government & federal agency	1,722,594	51,364	3.98	1,499,208	49,392	4.40
State & municipal obligations(A)	71,383	2,634	4.93	82,007	3,181	5.19
Mortgage and asset-backed securities	2,886,438	80,656	3.73	2,432,139	76,480	4.20
Trading securities	14,621	396	3.62	19,576	556	3.80
Other marketable securities(A)	153,375	2,382	2.07	219,407	3,591	2.19
Non-marketable securities	75,810	2,647	4.66	73,474	3,962	7.21

Total investment securities	4,924,221	140,079	3.80	4,325,811	137,162	4.24

Federal funds sold and securities purchased under agreements to resell	90,944	954	1.40	55,726	565	1.36

Total interest earning assets	13,124,453	454,610	4.63	12,389,017	466,126	5.03

Less allowance for loan losses	(132,677)			(131,987)
Unrealized gain on investment securities	93,998			153,870
Cash and due from banks	545,389			510,713
Land, buildings and equipment, net	338,798			337,194
Other assets	191,518			168,449

Total assets	$14,161,479			$13,427,256

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$403,364	939	.31	$377,585	1,047	.37
Interest checking and money market	6,160,152	18,683	.41	5,975,635	21,432	.48
Time open & C.D.’s of less than $100,000	1,685,776	29,016	2.30	1,865,995	37,915	2.72
Time open & C.D.’s of $100,000 and over	800,509	10,719	1.79	721,161	11,214	2.08

Total interest bearing deposits	9,049,801	59,357	.88	8,940,376	71,608	1.07

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,839,469	14,353	1.04	1,461,653	11,141	1.02
Other borrowings(B)	428,974	6,041	1.88	389,514	6,127	2.10

Total borrowings	2,268,443	20,394	1.20	1,851,167	17,268	1.25

Total interest bearing liabilities	11,318,244	79,751	.94%	10,791,543	88,876	1.10%

Non-interest bearing demand deposits	1,267,346			1,049,274
Other liabilities	127,347			139,266
Stockholders’ equity	1,448,542			1,447,173

Total liabilities and equity	$14,161,479			$13,427,256

Net interest margin (T/ E)		$374,859			$377,250

Net yield on interest earning assets			3.82%			4.07%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	September 30, 2004		June 30, 2004		December 31, 2003

	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(8.9)	(1.85)%	$(9.3)	(1.94)%	$(6.9)	(1.40)%
100 basis points rising	(4.8)	(1.00)	(5.1)	(1.06)	(2.0)	(.40)
100 basis points falling	.9	.19	2.7	.57	(1.9)	(.38)

      The table shown above continues to reflect somewhat greater exposure of the Company’s net interest income to rising rates during the first nine months of 2004. As currently projected, a two hundred basis points rising rate scenario would cause net interest income to decline $8.9 million, or 1.85%, and is slightly less than the amount reported at June 30, 2004. Under a scenario whereby rates increase one hundred basis points, it is projected net interest income would decline by $4.8 million, or 1.00%, as compared with a projected decline of $5.1 million in the previous quarter. Under current projections, the Company’s exposure to declining rates was such that a one hundred basis points decline in rates would cause net interest income to increase by $900 thousand.

      During the quarter, average loans decreased $32.4 million from the previous quarter mainly as a result of a decline in business, construction and business real estate loans during the quarter, offset by some growth in consumer lending. The Company’s average available for sale investment securities portfolio, excluding fair value adjustments, also decreased by $254.7 million during the third quarter of 2004 mainly due to actions occurring late in the second quarter of 2004, including sales and maturities of securities. Also, average interest bearing deposit balances declined by $18.9 million during the third quarter due to lower certificate of deposit balances, but were partly offset by higher average balances in premium money market and interest checking accounts. Total borrowings also declined on average by $311.6 million mainly as a result of lower investment securities averages, which had been funded by overnight borrowings. During the third quarter of 2004, the Federal Reserve increased its target federal funds rate by 50 basis points, which was in addition to the 25 basis point increase occurring in June 2004.

      As a result of these changes to the Company’s balance sheet and the effects of changes to the interest rate environment, the Company’s interest simulation results changed only slightly from the previous quarter. While the reduction in average borrowings in the third quarter of 2004 positively reduced interest expense as calculated in the rising rate simulations, the Company’s net interest income is still negatively impacted as a result of rate increases projected on non-maturity deposits and short-term borrowings. Also, while much of the Company’s loan portfolio does re-price higher under this scenario due to significant portions of variable rate loans, the higher balance of investment securities causes interest income to grow more slowly and not enough to offset the quicker re-pricing of liabilities. However, a change in the mix of the balance sheet, in which maturities and re-payments of investment securities are reinvested into lending products, could improve the overall profitable mix of earning assets and improve net interest income.

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

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	that May Yet
	of Shares	Price Paid	as part of Publicly	Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

July 1 – 31, 2004	211,551	$45.83	211,551	1,243,885
August 1 – 31, 2004	474,265	$47.24	474,265	769,620
September 1 – 30, 2004	66,200	$48.81	66,200	703,420

Total	752,016	$46.98	752,016	703,420

      On January 30, 2004, the Company announced that its Board of Directors had approved the additional purchase of up to 1,825,129 shares of Company common stock. This, coupled with the shares available under the prior authorization, provided the Company with authority to purchase 3,000,000 shares.

      At its October 22, 2004 meeting, the Board of Directors approved the additional purchase of 4,296,580 shares, which brought the total current authorization up to 5,000,000 shares.

Item 6.	EXHIBITS

      See Index to Exhibits

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ J. DANIEL STINNETT

J. Daniel Stinnett
Vice President & Secretary

Date: November 5, 2004

By	/s/ JEFFERY D. ABERDEEN

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 5, 2004

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