Form 10-K
period 2004-12-31
COMMERCE BANCSHARES INC /MO/
filed 2005-02-25
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
-------------------------------------------------------
For the Fiscal Year Ended December 31, 2004 — Commission File No. 0-2989
COMMERCE BANCSHARES, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0889454 (IRS Employer Identification No.)

1000 Walnut, Kansas City, MO (Address of principal executive offices)	64106 (Zip Code)

(816) 234-2000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------------------------------------
NONE
Securities registered pursuant to Section 12(g) of the Act:
----------------------------------------------------------------------------------------
Title of class
$5 Par Value Common Stock
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) ☑
As of February 8, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,659,000,000.
As of February 8, 2005, there were 67,487,701 shares of Registrant’s $5 Par Value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
------------------------------------------------------------------
Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders, which will be filed within 120 days of December 31, 2004, are incorporated by reference into Part III of this Report.

Commerce Bancshares, Inc.
Form 10-K

PART I
Item 1. BUSINESS
General
      Commerce Bancshares, Inc. (the “Company”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns all of the outstanding capital stock of three national banking associations, which are headquartered in Missouri (the “Missouri bank”), Kansas (the “Kansas bank”), and Nebraska (the “Nebraska bank”). The Nebraska bank is limited in its activities to the issuance of credit cards. The remaining two banking subsidiaries engage in general banking business, providing a broad range of retail, corporate, investment and private banking products and services to individuals and businesses. The Company also owns, directly or through its banking subsidiaries, various non-banking subsidiaries. Their activities include owning real estate leased to the Company’s banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the banking subsidiaries), venture capital investment, securities brokerage, mortgage banking, and leasing activities. The Company owns a second tier holding company that is the direct owner of both the Missouri and Kansas banks. A list of the Company’s subsidiaries is included as Exhibit 21.
      The Company is the largest bank holding company headquartered in Missouri. At December 31, 2004, the Company had consolidated assets of $14.3 billion, loans of $8.3 billion, deposits of $10.4 billion, and stockholders’ equity of $1.4 billion.
      The Missouri bank is the Company’s largest, with total assets of $12.8 billion and comprising approximately 92% of the Company’s total banking assets. The bank’s facilities are located throughout Missouri, in eastern Kansas, and in the Peoria and Bloomington areas in Illinois. The Missouri bank now includes the Company’s former Illinois bank, which was merged into the Missouri bank during 2004 in order to improve customer service and minimize operating overhead. The Kansas bank has total assets of $1.1 billion. It has significant operations and banking facilities in the areas of Wichita, Hays, Hutchinson, and Garden City, Kansas.
      The markets these banks serve, being centrally located in the Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified with many major industries represented, including telecommunications, automobile manufacturing, aircraft manufacturing, health care, numerous service industries, food production and agricultural production and related industries. In addition, several of the Illinois markets are located in areas with some of the most productive farmland in the world. The banks operate in areas with stable real estate markets, which in the past have avoided the volatile prices that other parts of the country have experienced.
      The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. The Company’s most recent acquisition was in January 2003 when it purchased The Vaughn Group, Inc., a direct equipment lessor based in Cincinnati, Ohio with a portfolio of direct financing, sales type and operating leases. The last bank acquisition was in March 2001, when the Company acquired Breckenridge Bancshares Company and its subsidiary, Centennial Bank. For additional information on acquisition and branch disposition activity, refer to pages 13 and 55.
Operating Segments
      The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, bank card activities, student lending, and discount brokerage services. It provides services through a network of 187 full-service branches, a large ATM network, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2004, this retail segment contributed 49% of total segment pre-

tax income. The Commercial segment provides a full array of corporate lending, leasing, and international services, as well as business and government deposit and cash management services. In 2004, it contributed 41% of total segment pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment portfolio management services. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold to individuals and institutional investors through the Capital Markets group, which is also included in this segment. At December 31, 2004, the Money Management segment managed investments with a market value of $10.2 billion and administered an additional $8.0 billion in non-managed assets. Additional information relating to operating segments can be found on pages 37 and 71.
Supervision and Regulation

General
      The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHC Act). Under the BHC Act, the Federal Reserve Board’s prior approval is required in any case the Company proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking company. Under the BHC Act, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of non-banking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA). The Missouri, Kansas and Nebraska bank charters have current CRA ratings of “outstanding”.
      The Company is required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes regular examinations of the Company and its subsidiaries. The Company’s three banking subsidiaries are organized as national banking associations and are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). All banks are also subject to regulation by the Federal Deposit Insurance Corporation. In addition, there are numerous other federal and state laws and regulations which control the activities of the Company and its banking subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to employ assets and maximize income.
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
      In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2004, all of the subsidiary banks were “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 74.

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
Employees
      The Company and its subsidiaries employed 4,381 persons on a full-time basis and 718 persons on a part-time basis at December 31, 2004. The Company provides a variety of benefit programs including retirement and 401K plans as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.
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

Statistical Disclosure
      The information required by Securities Act Guide 3 – “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	15, 42-45
II.	Investment Portfolio	28-29, 57-60
III.	Loan Portfolio Types of Loans	20
	Maturities and Sensitivities of Loans to Changes in Interest Rates	21
	Risk Elements	26-28
IV.	Summary of Loan Loss Experience	24-26
V.	Deposits	42-43, 62
VI.	Return on Equity and Assets	12
VII.	Short-Term Borrowings	63-64
Item 2. PROPERTIES
      The bank subsidiaries maintain their main offices in various multi-story office buildings. The Missouri bank owns its main offices and leases unoccupied premises to the public. These buildings, located in the downtown areas of Kansas City and St. Louis, include:

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut Kansas City, MO	256,000	92%	90%
1000 Walnut Kansas City, MO	403,000	70	34
720 Main Kansas City, MO	194,000	100	100
8000 Forsyth Clayton, MO	178,000	95	90

      During 2004, the Company sold an office building in Peoria, Illinois, which contained bank offices but was largely leased to outside tenants. The bank now leases its offices from the new owner. The Kansas charter sold its main Wichita office during 2004, and is currently leasing those premises during the construction phase of a new facility, expected to be completed in April 2005. The Nebraska credit card bank leases its offices in Omaha, Nebraska. Additionally, certain other installment loan and credit card functions operate out of leased offices in downtown Kansas City. The Company also has an additional 180 branch locations in Missouri, Illinois and Kansas which are owned or leased, and 143 off-site ATM locations.
      On December 22, 2004, the Missouri bank signed an agreement to purchase a multi-story office building and garage in downtown Kansas City. The agreement calls for the purchase of the building, which has 215,000 square feet of rentable area, and the attached garage for a price of $18 million. The property is being acquired from Tower Properties Company of which Commerce senior executives, David W. Kemper, CEO, and Jonathan M. Kemper, Vice-Chairman, also serve as directors. The purchase price is based on an independent outside appraisal and received the approval of the Company’s Board of Directors and independent Audit Committee. The Company expects to move its backroom check operations from its building at 720 Main Street to the new facility and sell the 720 Main building.

Item 3.	LEGAL PROCEEDINGS
      The information required by this item is set forth in Item 8 under Note 18, Commitments, Contingencies and Guarantees on page 79.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.
Executive Officers of the Registrant
      The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 51	Controller of the Company since December 1995. Prior thereto he was Assistant Controller of the Company. He is Controller of the Company’s subsidiary banks, Commerce Bank, N.A. (Missouri, Kansas and Omaha).
Kevin G. Barth, 44	Senior Vice President of the Company and Executive Vice President of Commerce Bank, N.A. (Missouri), since October 1998. Officer of Commerce Bank, N.A. (Missouri) prior thereto.
A. Bayard Clark, 59	Chief Financial Officer, Executive Vice President and Treasurer of the Company since December 1995. Executive Vice President of the Company prior thereto.
Sara E. Foster, 44	Senior Vice President of the Company since February 1998 and Vice President of the Company prior thereto.
David W. Kemper, 54	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. He is Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.
Jonathan M. Kemper, 51	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.
Charles G. Kim, 44	Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank, N.A. (Missouri) since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.
Seth M. Leadbeater, 54	Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. He has been Vice Chairman of Commerce Bank, N.A. (Missouri) since September 2004. Prior thereto he was Executive Vice President of Commerce Bank, N.A. (Missouri) and President of Commerce Bank, N.A. (Clayton, MO).

Name and Age	Positions with Registrant

Robert C. Matthews, Jr., 57	Executive Vice President of the Company since December 1989. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997.
Michael J. Petrie, 48	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.
Robert J. Rauscher, 47	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. (Missouri) prior thereto.
V. Raymond Stranghoener, 53	Senior Vice President of the Company since February 2000. Prior to his employment with the Company in October 1999, he was employed at BankAmerica Corp. as National Executive of the Bank of America Private Bank Wealth Strategies Group. He joined Boatmen’s Trust Company in 1993, which subsequently merged with BankAmerica Corp.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Commerce Bancshares, Inc.
Common Stock Data
      The following table sets forth the high and low prices of actual transactions for the Company’s common stock (CBSH) and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2004).

				Cash
	Quarter	High	Low	Dividends

2004	First	$47.62	$42.62	$.219
	Second	45.88	41.90	.219
	Third	46.90	42.15	.219
	Fourth	50.24	44.58	.219

2003	First	$37.35	$31.93	$.150
	Second	37.64	32.38	.150
	Third	41.54	34.74	.204
	Fourth	46.99	39.61	.204

2002	First	$38.49	$32.48	$.140
	Second	40.47	36.54	.140
	Third	38.65	31.56	.140
	Fourth	37.61	29.91	.140

      Commerce Bancshares, Inc. common shares are publicly traded on The Nasdaq Stock Market (NASDAQ). NASDAQ is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Company had 4,776 shareholders of record as of December 31, 2004.

      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1–31, 2004	110,743	$48.05	110,743	4,889,257
November 1–30, 2004	689,300	$49.80	689,300	4,199,957
December 1–31, 2004	468,888	$49.23	468,888	3,731,069

Total	1,268,931	$49.44	1,268,931	3,731,069

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
      Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•	Growth in earnings per share – Diluted earnings per share rose 10.3% over 2003 and has risen 9.3%, compounded annually, over the last 5 years.

•	Growth in total revenue – Total revenue is comprised of net interest income and non-interest income, and grew 2.5% over 2003. Net interest income declined slightly from 2003, mainly due to historically low short-term interest rates and lower loan growth. Non-interest income rose 8.4% on growth in bank card revenues and deposit fee income.

•	Expense control – Total non-interest expense grew by only 2.3% this year due to prudent management and expanded use of technology. Salaries and employee benefits, the largest expense component, grew by only .3%.

•	Asset quality – Net charge-offs in 2004 were $3.4 million less than in 2003, and net charge-offs in 2004 averaged .41% of loans compared to .46% in the previous year.

•	Shareholder return – Total shareholder return, including the stock price and dividends, totaled 15.6% over the past 5 years and 18.4% over the past 10 years.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.
Key Ratios

(Based on average balance sheets):	2004	2003	2002	2001	2000

Return on total assets	1.56%	1.52%	1.58%	1.52%	1.59%
Return on stockholders’ equity	15.19	14.27	14.42	14.56	15.91
Tier I capital ratio	12.21	12.31	12.67	12.28	12.04
Total capital ratio	13.57	13.70	14.05	13.64	13.36
Leverage ratio	9.60	9.71	10.18	9.81	9.91
Efficiency ratio*	59.16	58.83	58.62	58.79	59.03
Loans to deposits	78.71	79.96	79.29	82.49	87.26
Net yield on interest earning assets (tax equivalent basis)	3.81	4.04	4.39	4.35	4.74
Non-interest bearing deposits to total deposits	12.47	10.81	9.96	11.63	14.89
Equity to total assets	10.25	10.68	10.97	10.46	10.01
Cash dividend payout ratio	28.26	25.19	21.78	22.76	21.74

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions).
Selected Financial Data

(In thousands, except per share data)
	2004	2003	2002	2001	2000

Net interest income	$497,331	$502,392	$499,965	$468,775	$481,646
Provision for loan losses	30,351	40,676	34,108	36,423	35,159
Non-interest income	326,931	301,667	280,572	274,999	255,636
Non-interest expense	482,769	472,144	458,200	443,097	438,448
Net income	220,341	206,524	196,310	178,712	175,558
Net income per share-basic*	3.15	2.84	2.61	2.34	2.26
Net income per share-diluted*	3.10	2.81	2.58	2.31	2.23
Cash dividends	61,135	51,266	42,185	40,254	37,613
Cash dividends per share*	.876	.707	.561	.527	.486
Market price per share*	50.20	46.69	35.64	33.68	34.96
Book value per share*	20.90	20.35	19.25	16.88	15.09
Common shares outstanding*	68,258	71,286	73,900	75,672	75,996
Total assets	14,250,368	14,287,164	13,308,415	12,908,146	11,120,741
Loans	8,305,359	8,142,679	7,875,944	7,638,482	7,906,665
Investment securities	4,837,368	5,039,194	4,275,248	3,732,257	1,956,084
Deposits	10,434,309	10,206,208	9,913,311	10,031,885	9,079,282
Long-term debt	389,542	300,977	338,457	392,586	124,684
Stockholders’ equity	1,426,880	1,450,954	1,422,452	1,277,157	1,147,081
Non-performing assets	18,775	33,685	29,539	30,768	21,324

*	Restated for the 5% stock dividend distributed in December 2004.
Results of Operations

				$ Change		% Change

(Dollars in thousands)	2004	2003	2002	’04-’03	’03-’02	’04-’03	’03-’02

Net interest income	$497,331	$502,392	$499,965	$(5,061)	$2,427	(1.0)%	.5%
Provision for loan losses	(30,351)	(40,676)	(34,108)	(10,325)	6,568	(25.4)	19.3
Non-interest income	326,931	301,667	280,572	25,264	21,095	8.4	7.5
Non-interest expense	(482,769)	(472,144)	(458,200)	10,625	13,944	2.3	3.0
Income taxes	(90,801)	(84,715)	(91,919)	6,086	(7,204)	7.2	(7.8)

Net income	$220,341	$206,524	$196,310	$13,817	$10,214	6.7%	5.2%

      The Company’s fully diluted earnings per share amounted to $3.10 in 2004 compared to $2.81 in 2003, an increase of 10.3%. Net income for 2004 was $220.3 million, which increased 6.7% over 2003, making 2004 the 20th consecutive year of record earnings. Return on assets amounted to 1.56% compared with

1.52% last year and the return on equity totaled 15.19% compared to 14.27% last year. The efficiency ratio was 59.16% in 2004 compared with 58.83% in 2003.
      The increase in net income in 2004 was principally due to growth in non-interest income of $25.3 million, or 8.4%, coupled with lower credit costs and effective expense management. Non-interest expense increased 2.3% over last year and income tax expense increased 7.2%. Net interest income declined slightly, reflecting the effects of slower growth in business and business real estate loans. Also, interest expense on deposit transaction accounts and short-term borrowings rose, mainly due to increases by the Federal Reserve in short-term interest rates during the second half of 2004. The provision for loan losses decreased $10.3 million to $30.4 million, largely due to decreases in business real estate, overdraft and consumer net loan charge-offs. The increase in non-interest income was largely due to increases in bank card fees of 16.6% and deposit account fees of 7.9%, partly offset by declines in bond and mortgage banking revenues. Non-interest expense increased a modest 2.3%, mainly due to increases in data processing costs (up 13.4%) and marketing costs (up 15.9%). Smaller increases were experienced in salaries and benefits and supplies and communications costs, with both increasing less than 1%. Also, equipment costs declined by 5.0%. Income tax expense increased in 2004 due to an increase in taxable income, but reflected an effective tax rate of 29.2% which was comparable with the prior year. Income tax expense in 2004 included tax benefits of $18.9 million, representing the effects of certain corporate restructuring initiatives, and compares to approximately $15.2 million of similar benefits recorded in 2003.
      Net income in 2003 was $206.5 million, which was a $10.2 million, or 5.2%, increase over 2002. Diluted earning per share increased 8.9% to $2.81 compared to $2.58 in 2002. Net income rose in 2003 principally due to growth in non-interest income of $21.1 million, or 7.5%, combined with effective expense management and lower income tax expense. Non-interest expense increased by 3.0% over 2002 and income tax expense declined 7.8%. The provision for loan losses increased $6.6 million to $40.7 million, largely due to increases in consumer credit losses. The increase in non-interest income was largely due to increases in deposit account fees of 8.6% and bank card fees of 13.4%, partly offset by small declines in bond, brokerage, and mortgage banking revenues. Non-interest expense increased 3.0%, mainly due to increases in salaries and benefits costs (up 3.4%), but pressured by higher costs for occupancy (up 11.8%) and equipment (up 5.4%). These increases were partly offset by a 9.8% decline in data processing and software expense. Income tax expense declined in 2003 primarily due to the recognition of additional tax benefits from various corporate reorganization initiatives.
      Effective January 2003, the Company acquired The Vaughn Group, Inc. (Vaughn), a direct equipment lessor based in Cincinnati, Ohio. At acquisition, Vaughn had a lease portfolio that was principally comprised of $32.8 million of direct financing leases. These leases are secured mainly by computer hardware and office equipment. In addition, at the date of acquisition Vaughn serviced approximately $350 million of lease agreements for other institutions involving capital equipment, ranging from production machinery to transportation equipment. The Company issued a combination of cash and stock to complete this purchase. Goodwill of $5.3 million was recognized in the transaction and recorded in the 2003 consolidated balance sheet.
      The Company continually evaluates its network of bank branches throughout Missouri, Kansas and Illinois. As a result of this evaluation process, the Company sold one branch in 2004, realizing a pre-tax gain of $1.1 million. The branch sold during 2004 had loans of $12.9 million and deposits of $16.5 million. The Company also sold three bank facilities during 2004, compared to two in 2003. The gains and losses realized on the sales of these premises were not significant. During 2002, the Company sold two bank branches and a branch facility, realizing pre-tax gains of $2.4 million on these sales. The branches sold in 2002 had loans of $15.0 million, deposits of $38.4 million, and premises of $2.9 million.
      Effective January 1, 2003, the Company voluntarily adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, pursuant to which the cost of stock options are expensed. The Company restated all prior periods to reflect the compensation expense that would have been recognized had the recognition provisions of Statement No. 123 been applied to all options granted to employees after January 1, 1995. The effect of the restatement on 2002 was to lower earnings per share by $.04.
      The Company distributed a 5% stock dividend for the eleventh consecutive year on December 13, 2004. All per share and average share data in this report has been restated to reflect the 2004 stock dividend.
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
      The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, pension accounting, and accounting for income taxes.
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
      The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact the

Company’s financial position and its results of operations. Discussion of income taxes, including estimates of future income tax expense, is presented on page 20 of this discussion and in Note 9 on Income Taxes in the consolidated financial statements.
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

	2004			2003

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$9,864	$(18,049)	$(8,185)	$22,005	$(60,705)	$(38,700)
Investment securities:
U.S. government and federal agency obligations	7,762	(7,010)	752	14,395	(4,318)	10,077
State and municipal obligations	(506)	(223)	(729)	2,969	(1,909)	1,060
Mortgage and asset-backed securities	14,141	(11,995)	2,146	20,538	(29,560)	(9,022)
Other securities	(1,222)	(1,191)	(2,413)	3,900	(1,283)	2,617
Federal funds sold and securities purchased under agreements to resell	266	215	481	(364)	(291)	(655)

Total interest income	30,305	(38,253)	(7,948)	63,443	(98,066)	(34,623)

Interest expense
Interest bearing deposits:
Savings	78	(179)	(101)	163	(958)	(795)
Interest checking and money market	538	(1,222)	(684)	853	(16,563)	(15,710)
Time open and C.D.’s of less than $100,000	(3,520)	(5,996)	(9,516)	(6,467)	(15,460)	(21,927)
Time open and C.D.’s of $100,000 and over	2,073	(1,439)	634	1,197	(5,171)	(3,974)
Federal funds purchased and securities sold under agreements to repurchase	3,185	4,086	7,271	10,848	(5,412)	5,436
Other borrowings	498	(248)	250	589	(1,683)	(1,094)

Total interest expense	2,852	(4,998)	(2,146)	7,183	(45,247)	(38,064)

Net interest income, fully taxable equivalent basis	$27,453	$(33,255)	$(5,802)	$56,260	$(52,819)	$3,441

      Net interest income was $497.3 million in 2004, $502.4 million in 2003 and $500.0 million in 2002. Compared to the prior year, net interest income decreased $5.1 million, or 1.0%, in 2004 compared to an increase of $2.4 million, or .5%, in 2003. During 2004, net interest income decreased from amounts recorded last year mainly because of continued downward re-pricing of loans and deposits during 2003 and the first half of 2004 and lower rates on securities purchased during the year. In addition, lower loan demand pressured interest income. However, during the second half of the year, the Federal Reserve initiated five 25 basis point rate increases, which had the effect of raising rates earned on many types of loans in the Company’s portfolio tied to variable rates. The increase in loan yields, however, was partially offset by an increase in the borrowing costs of federal funds purchased due to increases in short-term interest rates. Yields on earning assets declined 29 basis points from the previous year, while rates paid on deposits decreased 12 basis points and rates paid on other borrowings increased 17 basis points. As a result, the Company’s net interest margin narrowed to 3.81% from 4.04% in the previous year. The Company purchased new investment securities, largely during the first part of 2004, as a hedge against lower rates and to generate added interest income. As rates began to rise at mid year, the Company reduced the level of the investment portfolio. As a result, average investment securities were $208.5 million lower during the second half of the year as compared to the first half of the year. However, the average balance of investment securities grew $451.4 million over the full year. Purchases of securities were funded by growth in deposits and other borrowed funds. During 2004, average loans grew by $120.7 million, which increased net interest income.
      During 2003, net interest income increased only slightly over amounts recorded in 2002 mainly because of the continued re-pricing downward of interest earning assets, which moved down faster than rates paid on interest bearing liabilities. Yields on earning assets declined 77 basis points from 2002, while rates paid on deposits and other borrowings declined 48 basis points. During 2003, the Federal Reserve lowered the federal funds target rate once in June by 25 basis points which lowered rates earned on many loans in the Company’s loan portfolio, which were tied to variable rates. Much of the Company’s non-maturity deposit portfolio (i.e., interest checking and money market accounts) was already at low rates and could not be lowered commensurate with the reduction of loan rates. Also putting pressure on net interest income was an acceleration of early payments received on parts of the Company’s mortgage related investment portfolio, which caused increased bond premium amortization. To partly mitigate this result, the Company purchased new investment securities to generate added interest income and grew the year to date average balance by $845.6 million. These purchases were funded by some growth in deposits and other borrowed funds. Also, average loans grew by $247.7 million during 2003 and certificate of deposit balances declined, both of which increased net interest income.
      The net yield on interest earning assets was 3.81% in 2004, 4.04% in 2003 and 4.39% in 2002. Average interest earning assets rose 4.7% in 2004 over 2003, compared to a 9.4% increase in 2003 over 2002. Average interest bearing liabilities increased 3.8% in 2004 compared to a 9.3% increase in 2003.
      Total interest income was $610.1 million in 2004, $617.4 million in 2003 and $652.6 million in 2002. Tax equivalent interest income did not materially differ. Interest income declined $7.3 million, or 1.2%, in 2004 compared to the previous year. As mentioned previously, this decline was primarily due to decreases in rates on loans and investment securities. Average loan balances, which earn higher rates, increased $120.7 million during 2004 and generated $9.9 million of interest income; however, this increase was offset by the effect of lower rates which reduced interest income by over $18 million. Since large sections of the loan portfolio are tied to indices which fluctuate with the prime rate, the rate reductions in 2003 by the Federal Reserve mentioned above caused much of the loan portfolio to re-price downward at the beginning of 2004. During the second half of the year, the Federal Reserve raised rates five times by 25 basis points which provided for additional interest income on variably priced loans. Average yields on loans increased 23 basis points in the fourth quarter of 2004 compared to the same quarter of 2003. Yields on investment securities in the fourth quarter of 2004 were 26 basis points lower than the same quarter in the previous year, as maturing securities were reinvested in lower earning securities. However, due to additional purchases, mainly during the first half of 2004, average balances of investment securities grew $451.4 million, contributing $20.2 million in additional interest income. At December 31, 2004, average balances of investment securities comprised 37% of average earning assets compared to 35% in 2003. Average loans comprised 62% of average earning assets, down from 64% in 2003.
      Total interest income declined $35.1 million, or 5.4% in 2003 compared to 2002. The decline was primarily due to decreases in yields on all loan categories and the Company’s investment securities portfolio as a result of the reduction in market rates occurring in 2003. Average loan balances increased $247.7 million during 2003 and generated $22.0 million of interest income, however this increase was offset by the effect of lower rates which reduced interest income by $60.7 million. Yields on investment securities were also lower, as maturing securities and an acceleration of early premiums were amortized at a faster pace. Additional purchases of securities increased the average by $845.6 million and contributed $41.8 million in additional interest income.
      Total interest expense was $112.8 million in 2004, $115.0 million in 2003 and $152.6 million in 2002. Interest expense declined $2.3 million, or 2.0%, in 2004 compared to 2003. The average rate paid on interest bearing liabilities was 1.00% in 2004 compared to 1.06% in 2003. The changing interest rate environment described above resulted in an interest rate decline in 2004 of 12 basis points on deposits offset by an increase of 24 basis points on overnight borrowings. The largest decline in deposit rates was on the Company’s retail (under $100,000) certificate of deposit accounts, where rates declined 32 basis points. In addition, rates on the Company’s jumbo (over $100,000) certificates of deposit decreased 15 basis points. The continued re-pricing of short-term borrowings, primarily federal funds purchased, resulted in an increase of $4.1 million in interest expense. Growth of $277.2 million in the average balance of short-term borrowings caused interest expense to increase $3.2 million.
      The average rate paid on interest bearing liabilities was 1.06% in 2003 compared to 1.54% in 2002. The lower interest rate environment described above resulted in an interest rate decline of 50 basis points on deposits and 29 basis points on overnight borrowings. The largest decline was the result of a decrease of 80 basis points in average rates paid on retail certificates of deposit. A decline of $207.9 million in average retail certificates of deposit decreased interest expense by $6.5 million. In addition, new certificates of deposit issued in 2003 were at lower rates which further lowered interest expense compared to 2002. This continued re-pricing of deposits was offset by an increase in interest expense of $4.8 million on other borrowings which resulted mainly from growth of $776.2 million in average federal funds purchased and repurchase agreements.
Provision for Loan Losses
      The provision for loan losses was $30.4 million in 2004, compared with $40.7 million in 2003 and $34.1 million in 2002. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.
Non-Interest Income

				% Change

(Dollars in thousands)	2004	2003	2002	’04-’03	’03-’02

Trust fees	$64,257	$60,921	$60,682	5.5%	.4%
Deposit account charges and other fees	105,382	97,711	89,982	7.9	8.6
Bank card transaction fees	78,253	67,102	59,171	16.6	13.4
Trading account profits and commissions	12,288	14,740	15,954	(16.6)	(7.6)
Consumer brokerage services	9,429	9,095	9,744	3.7	(6.7)
Mortgage banking revenue	1,841	4,007	4,277	(54.1)	(6.3)
Net gains on securities transactions	11,092	4,560	2,835	143.2	60.8
Other	44,389	43,531	37,927	2.0	14.8

Total non-interest income	$326,931	$301,667	$280,572	8.4%	7.5%

Total non-interest income excluding net gains on securities transactions	$315,839	$297,107	$277,737	6.3%	7.0%

Non-interest income as a % of total revenue*	39.7%	37.5%	35.9%
Total revenue per full-time equivalent employee	$171.0	$161.9	$155.7

*	Total revenue is calculated as net interest income plus non-interest income.
     Non-interest income was $326.9 million in 2004, which was a $25.3 million, or 8.4%, increase over 2003. Trust fees increased $3.3 million, or 5.5%, because of rising values in trust account assets and growing new business. Most of the growth in trust fees occurred in the institutional and private client trust product lines. In 2004, deposit account fees increased 7.9%, or $7.7 million, due to a $9.8 million increase in overdraft and return items fees, partly offset by a $1.5 million decline in fees earned on commercial cash management accounts. Bank card fees increased $11.2 million, or 16.6%, mainly due to growth in fees on credit cardholder transactions, which rose 17.1% over the previous year. Also, merchant fees and debit card fees (components of bank card fees) increased 18.7% and 14.8%, respectively. The strong growth in credit card fees in 2004 was partly attributable to growing credit card transaction fees from commercial businesses and non profit enterprises who are utilizing these electronic transactions in greater proportions. Fees from these transactions grew 32% in 2004 over 2003, and represented 38% of total credit card fee income in 2004. Trading account fees, consisting of fees from sales of fixed income securities, declined 16.6% in 2004 due to lower demand by business and correspondent bank customers. Consumer brokerage service fees increased 3.7% mainly due to higher revenues from equity security sales. Mortgage banking revenues declined $2.2 million as a result of lower personal mortgage loan originations in 2004 versus 2003. Net gains on securities transactions amounted to $11.1 million in 2004, an increase of $6.5 million over the previous year. The 2004 activity included gains of $11.2 million resulting mainly from sales of inflation indexed bonds from the banks’ securities portfolios, and losses of $317 thousand recognized on private equity investments. Other non-interest income included gains on sales of student loans of $8.5 million, compared to a $7.0 million gain in 2003, and a $1.1 million gain on a bank branch sale in the second quarter of 2004. In addition, farm management fees declined $1.2 million due to the sale of the farm management business in the third quarter of 2003.
      In 2003, non-interest income increased $21.1 million, or 7.5%, to $301.7 million. Deposit account fees rose 8.6%, or $7.7 million, as a result of growth in fee income on overdraft and return items, coupled with higher commercial cash management fees. The increase in overdraft fees was due to both pricing increases in the Company’s Missouri markets coupled with improved collection efficiencies. Compared to the previous year, bank card fee income rose $7.9 million, or 13.4%, mainly due to 10.8% growth in cardholder transaction fees and 10.3% growth in merchant interchange revenue. Debit card fees grew 18.3% due to higher online fees, partly offset by lower transaction pricing which went into effect in August 2003 as a result of the WalMart lawsuit settlement with VISA U.S.A., Inc. Trust fee revenue increased slightly in 2003 over 2002 as the value of trust accounts upon which fees are based, which had been depressed for the past year, began to improve. Net gains on securities transactions amounted to $4.6 million in 2003, increasing $1.7 million over the previous year, and included gains of $6.9 million resulting from sales from the securities portfolio, and losses of $2.3 million recognized on private equity investments. Other non-interest income included operating lease revenues of $4.2 million related to a leasing subsidiary which was acquired at the beginning of 2003. Also, sales of student loans resulted in additional gains of $2.4 million during 2003. Trading account fee income declined 7.6% due to lower sales to business and correspondent bank customers. Consumer brokerage service fees declined 6.7% due mainly to lower mutual fund sales by the discount brokerage subsidiary. Mortgage banking revenue fell 6.3%, as loan origination volumes declined, especially in the second half of 2003.

Non-Interest Expense

				% Change

(Dollars in thousands)	2004	2003	2002	’04-’03	’03-’02

Salaries	$225,526	$224,884	$217,638	.3%	3.3%
Employee benefits	39,943	39,715	38,190	.6	4.0
Net occupancy	39,558	38,736	34,635	2.1	11.8
Equipment	22,903	24,104	22,865	(5.0)	5.4
Supplies and communication	33,760	33,474	32,929	.9	1.7
Data processing and software	46,000	40,567	44,963	13.4	(9.8)
Marketing	16,688	14,397	15,001	15.9	(4.0)
Intangible assets amortization	1,699	1,794	2,323	(5.3)	(22.8)
Other	56,692	54,473	49,656	4.1	9.7

Total non-interest expense	$482,769	$472,144	$458,200	2.3%	3.0%

Efficiency ratio	59.2%	58.8%	58.6%
Salaries and benefits as a % of total non-interest expense	55.0%	56.0%	55.8%
Number of full-time equivalent employees	4,821	4,967	5,012

      Non-interest expense was $482.8 million in 2004, an increase of $10.6 million, or 2.3%, over 2003. Compared with the prior year, salary and employee benefits expense grew slightly as a result of higher staff salaries expense and workman’s compensation insurance expense, offset by declines in incentive payments and pension plan expense. Net occupancy expense rose 2.1% over the prior year, mainly due to higher net rent expense resulting from the sale of a bank facility earlier in the year, which resulted in lower outside tenant rent income and higher rent expense as the banking operations were moved to other leased facilities. Equipment expense declined $1.2 million, or 5.0%, due to lower depreciation expense on computer hardware. Data processing costs increased $5.4 million, or 13.4%, due to higher bank card processing costs (up $2.3 million and related to the higher bank card revenues) and higher technology software expense. Marketing expense increased $2.3 million, or 15.9%, compared to the previous year as a result of incentives paid on new product offerings and expanded marketing efforts. Other non-interest expense increased $2.2 million over the prior period mainly due to lower capitalized loan costs and increases in loan collection expense and operating losses. These increases were partly offset by lower professional fees and operating lease depreciation. Also, minority interest expense, which results from venture capital activity reported by a 53%-owned affiliate, decreased compared to the previous year when venture capital gains were recorded by this affiliate.
      Non-interest expense rose 3.0% in 2003 to a total of $472.1 million, compared to $458.2 million in 2002. Salary expense increased $7.2 million, or 3.3%, in 2003 compared to 2002, and resulted from normal merit increases, partly offset by lower costs for overtime and contract labor. Benefit costs increased 4.0% due to higher pension plan expense, offset by declines in medical plan and 401K contribution expense. Full-time equivalent employees declined from 5,012 during 2002 to 4,976 during 2003. Occupancy expense rose $4.1 million, or 11.8%, mainly due to higher depreciation and operating costs resulting from a renovated office building, which was re-opened in late 2002, and termination fees paid on vacated rental space. Equipment expense increased $1.2 million, or 5.4%, due to higher maintenance contract expense and higher depreciation expense resulting from purchases of computer mainframe and disaster recovery equipment during 2002. Data processing and software expense fell $4.4 million, or 9.8%, from 2002, largely because of cost savings realized from consolidating the Company’s mainframe computer operations in-house during the second quarter of 2002. These operations had previously been out-sourced to an external vendor. Other non-interest expense included operating lease depreciation and associated costs totaling $3.3 million related to a leasing subsidiary acquired in 2003, which were not present in 2002. In addition, minority interest expense increased $1.7 million due to venture capital gains in 2003, compared to the previous year when venture capital losses were recorded.

Income Taxes
      Income tax expense was $90.8 million in 2004, compared to $84.7 million in 2003, and $91.9 million in 2002. Income tax expense in 2004 increased 7.2% over 2003, compared to a 6.8% increase in pre-tax income. The effective tax rate on income from operations was 29.2%, 29.1% and 31.9% in 2004, 2003 and 2002, respectively. The Company’s effective tax rates were lower than the federal statutory rate of 35% mainly due to tax exempt interest on state and municipal obligations, state and federal tax credits realized and the recognition of additional tax benefits from various corporate reorganization initiatives.
      In 2004, total net tax benefits associated with various corporate reorganization initiatives amounted to $18.9 million. The Company also has additional tax benefits related to other reorganization initiatives that will not be recognized in income until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2005 relating to approximately $13.7 million of the remaining benefits. However, because of the timing of such recognition, it is expected that the effective tax rate will be higher in the first two quarters of 2005. It is not expected that material tax benefits of this nature will continue beyond 2005.
      The decline in the effective tax rate between 2003 and 2002 resulted mainly from the recognition of $11.2 million of additional net tax benefits in 2003 associated with various corporate reorganization initiatives, offset by a $5.3 million reduction in net federal and state rehabilitation credits (recognized in 2002) related to the renovation of an office building. All of the above factors, tending to lower the effective tax rate, were partly offset by state and local income taxes.
Financial Condition
Loan Portfolio Analysis
      A schedule of average balances invested in each category of loans appears on page 42. Classifications of consolidated loans by major category at December 31 for each of the past five years are as follows:

	Balance at December 31

(In thousands)	2004	2003	2002	2001	2000

Business	$2,196,085	$2,067,835	$2,253,312	$2,375,834	$2,633,776
Real estate – construction	427,124	427,083	404,519	412,700	377,629
Real estate – business	1,743,293	1,875,069	1,736,646	1,505,443	1,305,397
Real estate – personal	1,340,574	1,338,604	1,282,223	1,287,954	1,397,770
Consumer	1,193,822	1,150,732	1,088,808	1,021,195	1,093,793
Home equity	411,541	352,047	305,274	256,906	222,692
Student	357,991	355,763	268,719	236,549	324,988
Credit card	611,256	561,423	526,111	510,317	524,885
Overdrafts	23,673	14,123	10,332	31,584	25,735

Total loans, net of unearned income	$8,305,359	$8,142,679	$7,875,944	$7,638,482	$7,906,665

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

Effect of reclassification
(In thousands)	at December 31, 2002

Business	$(202,574)
Real estate – construction	(88,593)
Real estate – business	209,623
Real estate – personal	55,576
Consumer	25,968

Net reclassification	$—

      The contractual maturities of loan categories at December 31, 2004, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due

	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,492,699	$629,745	$73,641	$2,196,085
Real estate – construction	231,890	185,366	9,868	427,124
Real estate – business	519,982	1,120,286	103,025	1,743,293
Real estate – personal	115,701	271,374	953,499	1,340,574

Total business and real estate loans	$2,360,272	$2,206,771	$1,140,033	5,707,076

Consumer (1)				1,193,822
Home equity (2)				411,541
Student (3)				357,991
Credit card (4)				611,256
Overdrafts				23,673

Total loans, net of unearned income				$8,305,359

Loans with fixed rates	$498,873	$1,037,844	$370,419	$1,907,136
Loans with floating rates	1,861,399	1,168,927	769,614	3,799,940

Total business and real estate loans	$2,360,272	$2,206,771	$1,140,033	$5,707,076

(1)	Consumer loans with floating rates totaled $93.0 million
(2)	Home equity loans with floating rates totaled $406.3 million
(3)	Student loans with floating rates totaled $347.5 million
(4)	Credit card loans with floating rates totaled $501.9 million
     Total loans increased $162.7 million, or 2.0%, during 2004 compared to an increase of $266.7 million, or 3.4%, during 2003. Growth in loans during 2004 came principally from business, home equity, consumer and credit card loans, partly offset by a decline in business real estate loans. Business loans grew $128.3 million, or 6.2%, mainly as a result of improving economic conditions, with added borrowings from existing customers and new customer activity. Lease activity, included in the business category, remained flat compared with the previous year. Consumer loans grew $43.1 million, or 3.7%, during the year mainly as a result of increases in marine and recreational vehicle lending. Home equity loans grew to $411.5 million, an increase of $59.5 million, or 16.9% over 2003. Personal real estate loans grew slightly by $2.0 million, as rates began to rise and customer origination activity slowed. Credit card loans increased $49.8 million, or 8.9%, and saw solid growth, especially at year end, when holiday activity is normally at its peak. Business real estate loans declined $131.8 million, or 7.0%, as a result of loan pay-downs, customer re-financing activities, and fewer loan originations, due in part to rising interest rates.

      The growth in total loans in 2003 compared to 2002 was primarily the result of increases in business and personal real estate, consumer and student loans.
      The Company currently generates approximately 32% of its loan portfolio in the St. Louis regional market and 28% in the Kansas City regional market. The portfolio is diversified from a business and retail standpoint, with 53% in loans to businesses and 47% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

Business
      Total business loans amounted to $2.2 billion at December 31, 2004 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. This portfolio also includes sales type and direct financing leases totaling $182.8 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases comprise 2.2% of the Company’s total loan portfolio. Business loans are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma and Indiana. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The Company participates in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. There were net loan charge-offs in this category of $5.5 million in 2004 (which included a $6.0 million charge-off on a single loan in the first quarter of 2004) compared to $4.9 million in 2003. Non-accrual business loans decreased to $9.5 million (.4% of business loans) at December 31, 2004, and included $7.0 million in leases. Total business non-accrual loans were $19.2 million (.9% of business loans) at December 31, 2003. Opportunities for growth in business loans will be based upon strong solicitation efforts in a highly competitive market environment for quality loans. Asset quality is, in part, a function of management’s consistent application of underwriting standards and credit terms through stages in economic cycles. Therefore, portfolio growth in 2005 will be dependent upon 1) the strength of the economy, 2) the actions of the Federal Reserve with regard to targets for economic growth, interest rates, and inflationary tendencies, and 3) the competitive environment.

Real Estate-Construction
      The portfolio of loans in this category amounted to $427.1 million at December 31, 2004 and comprised 5.1% of the Company’s total loan portfolio. This group of loans includes residential construction loans totaling $125.9 million at December 31, 2004, or 29% of the category, and commercial construction and land development loans totaling $301.2 million, or 71%. These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiaries. Commercial construction loans are for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger speculative office properties remains low. Residential construction and land development loans are primarily for projects located in the Kansas City and St. Louis metropolitan areas. Credit losses in this portfolio are normally low, and the Company experienced net charge-offs of $4 thousand in 2004 compared to $122 thousand net recoveries in 2003. Non-accrual loans in this category decreased to $685 thousand at year end 2004 compared to $795 thousand at year end 2003.

Real Estate-Business
      Total business real estate loans were $1.7 billion at December 31, 2004 and comprised 21.0% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied and income producing commercial real estate properties which present lower risk levels. The borrowers and/or the properties are generally located in the local and regional markets of the affiliate banks. At December 31, 2004, non-accrual balances amounted to $6.6 million, or .4% of the loans in this category, compared to $9.4 million at year end 2003. The Company experienced $231 thousand net recoveries in 2004 compared to net charge-offs of $516 thousand in 2003.

Real Estate-Personal
      At December 31, 2004, there were $1.3 billion in outstanding personal real estate loans, which comprised 16.1% of the Company’s total loan portfolio. The mortgage loans in this category are extended, predominately, for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and also retains certain fixed rate loans (typically 15 year fixed rate loans) as directed by its Asset/ Liability Management Committee. At December 31, 2004, 62% of the portfolio was comprised of adjustable rate loans while 38% was comprised of fixed rate loans. During 2004, mortgage loan originations slowed as a result of the rising rate environment, totaling $366 million compared with $701 million in 2003. The Company typically does not experience significant loan losses in this category. There were net charge-offs of $217 thousand in 2004 compared to $464 thousand in 2003. The non-accrual balances of loans in this category decreased to $458 thousand at December 31, 2004, compared to $2.4 million at year end 2003. The five year history of net charge-offs in the personal real estate loan category reflects nominal losses, and the credit quality of these loans is considered to be strong.

Personal Banking
      Total personal banking loans, which include consumer, home equity and student loans, totaled $2.0 billion at December 31, 2004. These categories comprised 23.6% of the total loan portfolio at December 31, 2004. Consumer loans are associated with auto, marine, recreational vehicle and home improvement, and totaled $1.2 billion at year end 2004. Approximately 68% are originated indirectly from auto and other dealers, while the remaining 32% are direct loans made to consumers. Home equity lines, of which 99% are adjustable rate loans, are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property, although a small percentage may permit borrowing up to 100% of appraised value. Given reasonably stable real estate values over time, the collateral margin improves with the regular amortization of mortgages against the properties. Home equity loans totaled $411.5 million at year end 2004 and an additional $476.5 million was outstanding in unused lines of credit, which can be drawn at the discretion of the borrower. The Company originates loans to students attending colleges and universities, which totaled $358.0 million at year end 2004. These loans are normally sold to the secondary market when the students graduate and the loans enter into repayment status. Approximately 97% of these loans are based on a variable rate. Net charge-offs for total personal banking loans were $7.5 million in 2004 compared to $8.5 million in 2003. Net charge-offs decreased to .39% of average personal banking loans in 2004 compared to .47% in 2003, and remain below national loss averages. The majority of personal banking loan losses were related to automobile lending, especially from indirect paper purchased from auto dealers.

Credit Card
      Total credit card loans amounted to $611.3 million at December 31, 2004 and comprised 7.4% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, corporate purchase cards, and standard and premium credit cards. It emphasizes its credit card relationship product, Special Connections, in which the customer maintains a deposit relationship with a subsidiary bank. The Special Connections product allows the customer ATM access using the same card. The Company has found this product to be more profitable by incurring fewer credit losses than other card products, and it allows for better cross sale into other bank products. Approximately 60% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with a subsidiary bank. Approximately 82% of the outstanding credit card loans have a floating interest rate. Net charge-offs amounted to $19.6 million in 2004, which was a $49 thousand decrease from 2003. The ratio of net loan charge-offs to total average loans of 3.5% in 2004 and 3.7% in 2003 remain significantly below national loss averages. The Company refrains from national pre-approved mailing techniques which have caused some of the credit card problems experienced by other banking companies. Significant changes in loss trends are not currently anticipated by management.
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
      Loans subject to individual evaluation generally consist of commercial and commercial real estate loans mainly because of their size and complexity. These loans are analyzed and assigned to risk categories according to the Company’s internal risk rating system. Loans with a greater risk of loss are identified and placed on the “watch list” for regular management review. Those loans judged to reflect the highest risk profiles are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Other loans identified on the Company’s “watch list” but not judged to be individually impaired from a repayment or collateral adequacy perspective are aggregated and reserves are recorded using models that track historical loan losses by loan type. In the case of other more homogeneous loan portfolios, including auto loans, residential mortgages, home equity loans and credit card loans, the determination of the allocated reserve is computed on a pooled basis. For these loan pools, historical loss ratios by loan type, current loss and past due experience, and management’s judgment of recent and forecasted economic effects on portfolio performance are factors utilized to determine the appropriate reserve amounts.
      To mitigate the imprecision inherent in estimates of expected credit losses, the Company also performs analyses of the overall environment in which the Company operates, and maintains the allowance at a level necessary to offset credit risk issues associated with loan concentrations, economic uncertainties, industry concerns, adverse market changes in estimated or appraised collateral values, and other subjective factors. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.
      The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rests upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in portfolio risk ratings, levels of non-performing assets, prevailing regional and national economic conditions, and the Company’s ongoing examination process including that of its regulators. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company’s senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. The Company’s subsidiary banks continue to be subject to examination by the Office of the Comptroller of the Currency (OCC) and examinations are conducted throughout the year targeting various segments of the loan portfolio for review. In addition to the examination of subsidiary banks by the OCC, the parent holding company and its non-bank subsidiaries are examined by the Federal Reserve Bank.
      The allowance for loan losses was $132.4 million and $135.2 million at December 31, 2004 and 2003, respectively, and was 1.59% and 1.66% of loans outstanding. The decline in the allowance resulted mainly from loan loss provisions recorded in 2003 for loans charged off in 2004. The allowance for loan losses covered non-performing loans by 751% at year end 2004 and 416% at year end 2003. Net charge-offs totaled $33.2 million in 2004, and decreased $3.4 million compared to $36.6 million in 2003. The ratio of net charge-offs to average loans outstanding in 2004 was .41% compared to .46% in 2003 and .43% in 2002. Approximately 59% of total net charge-offs were related to credit card loans. The provision for loan losses was $30.4 million, compared to a provision of $40.7 million in 2003 and $34.1 million in 2002.
      Net credit card charge-offs decreased to 3.5% of average credit card loans in 2004 compared to 3.7% in 2003. As mentioned earlier, the Company’s net charge-off experience for its credit card portfolio has been significantly better than industry averages, mainly due to its emphasis on Special Connections card products which provide other product relationships with the Company. The delinquency rate on credit card loans at year end 2004 was 2.45% and has remained at low levels during the year.
      The Company considers the allowance for loan losses of $132.4 million adequate to cover losses inherent in the loan portfolio at December 31, 2004.
      The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31

(Dollars in thousands)	2004	2003	2002	2001	2000

Net loans outstanding at end of year(A)	$8,305,359	$8,142,679	$7,875,944	$7,638,482	$7,906,665

Average loans outstanding(A)	$8,130,113	$8,009,459	$7,761,742	$7,809,931	$7,802,041

Allowance for loan losses:
Balance at beginning of year	$135,221	$130,618	$129,973	$128,445	$123,042

Additions to allowance through charges to expense	30,351	40,676	34,108	36,423	35,159
Allowances of acquired companies	—	500	—	2,519	—

Loans charged off:
Business	7,787	9,074	7,135	7,404	2,775
Real estate – construction	7	—	65	127	32
Real estate – business	747	1,525	973	751	1,162
Real estate – personal	355	660	296	389	322
Personal banking(B)	12,764	13,856	11,979	13,959	12,887
Credit card	23,942	23,912	22,494	23,180	19,896
Overdrafts	2,551	4,830	4,943	4,985	4,252

Total loans charged off	48,153	53,857	47,885	50,795	41,326

Recovery of loans previously charged off:
Business	2,327	4,146	1,236	1,642	1,095
Real estate – construction	3	122	123	78	150
Real estate – business	978	1,009	677	661	73
Real estate – personal	138	196	66	19	128
Personal banking(B)	5,288	5,386	5,080	5,144	4,699
Credit card	4,327	4,248	5,211	4,175	4,101
Overdrafts	1,914	2,177	2,029	1,662	1,324

Total recoveries	14,975	17,284	14,422	13,381	11,570

Net loans charged off	33,178	36,573	33,463	37,414	29,756

Balance at end of year	$132,394	$135,221	$130,618	$129,973	$128,445

(A)	Net of unearned income; before deducting allowance for loan losses

(B)	Personal banking loans include consumer, home equity, and student

	Years Ended December 31

	2004	2003	2002	2001	2000

Ratio of net charge-offs to average loans outstanding	.41%	.46%	.43%	.48%	.38%
Ratio of allowance to loans at end of year	1.59%	1.66%	1.66%	1.70%	1.62%
Ratio of provision to average loans outstanding	.37%	.51%	.44%	.47%	.45%

      The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2004		2003		2002		2001		2000

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$39,312	26.4%	$39,411	25.4%	$36,359	28.6%	$36,245	31.1%	$31,616	33.3%
RE – construction	1,420	5.2	4,717	5.3	4,731	5.1	4,732	5.4	4,232	4.8
RE – business	15,910	21.0	20,971	23.0	20,913	22.1	20,907	19.7	19,614	16.5
RE – personal	7,620	16.1	4,423	16.4	3,871	16.3	3,367	16.9	3,335	17.7
Personal banking	22,652	23.6	21,793	22.8	20,343	21.1	18,710	19.8	16,413	20.8
Credit card	28,895	7.4	26,544	6.9	23,337	6.7	21,004	6.7	19,504	6.6
Overdrafts	4,895	.3	4,796	.2	4,498	.1	4,442	.4	4,531	.3
Unallocated	11,690	—	12,566	—	16,566	—	20,566	—	29,200	—

Total	$132,394	100.0%	$135,221	100.0%	$130,618	100.0%	$129,973	100.0%	$128,445	100.0%

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

      The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31

(Dollars in thousands)	2004	2003	2002	2001	2000

Non-accrual loans:
Business	$9,547	$19,162	$15,224	$22,633	$9,598
Real estate – construction	685	795	301	501	1,834
Real estate – business	6,558	9,372	10,646	5,377	7,854
Real estate – personal	458	2,447	1,428	147	264
Consumer	370	747	466	161	67

Total non-accrual loans	17,618	32,523	28,065	28,819	19,617

Real estate acquired in foreclosure	1,157	1,162	1,474	1,949	1,707

Total non-performing assets	$18,775	$33,685	$29,539	$30,768	$21,324

Non-performing assets as a percentage of total loans	.23%	.41%	.38%	.40%	.27%

Non-performing assets as a percentage of total assets	.13%	.24%	.22%	.24%	.19%

Past due 90 days and still accruing interest:
Business	$228	$702	$4,615	$1,570	$5,080
Real estate – construction	—	38	—	554	215
Real estate – business	520	3,934	3,734	1,790	447
Real estate – personal	3,165	5,750	4,727	6,116	5,499
Consumer	916	1,079	1,282	1,144	5,878
Home equity	317	218	91	127	273
Student	199	1,252	27	533	1,087
Credit card	7,440	7,850	7,896	7,792	8,077
Overdrafts	282	78	56	73	114

Total past due 90 days and still accruing interest	$13,067	$20,901	$22,428	$19,699	$26,670

      The effect on interest income in 2004 of loans on non-accrual status at year end is presented below:

(In thousands)

Gross amount of interest that would have been recorded at original rate	$2,874
Interest that was reflected in income	291

Interest income not recognized	$2,583

      Total non-accrual loans at year end 2004 decreased $14.9 million from 2003 levels. This decline resulted mainly from a reduction of $9.6 million in business non-accrual loans, the largest portion of which came from a negotiated settlement and a payment of $6.0 million on the remaining balance of the Company’s largest non-accrual loan. Most of the remaining non-accrual business loans were leases, which totaled $7.0 million at December 31, 2004. Non-accrual balances of business real estate and personal real estate loans declined $2.8 million and $2.0 million, respectively. Real estate that was acquired in foreclosure, which is comprised mainly of small residential properties, decreased slightly from year end 2003. Total non-performing assets remain low compared to the Company’s peers, with the non-performing loans to total loans ratio at ..21%. Loans past due 90 days and still accruing interest decreased $7.8 million at year end 2004 compared to 2003. This decline was mainly due to lower delinquencies in business real estate, personal real estate and student loans.
      In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans totaled $63.9 million at December 31, 2004 compared with $61.2 million at December 31, 2003. They are primarily classified as substandard for regulatory purposes. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing.

      At December 31, 2004, the banking subsidiaries held fixed rate residential real estate loans of approximately $11.0 million at lower of cost or market, which are to be sold to secondary markets within approximately three months.
      There were no loan concentrations of multiple borrowers in similar activities at December 31, 2004, which exceeded 10% of total loans. The Company’s aggregate legal lending limit to any single or related borrowing entities is in excess of $125 million. The largest exposures generally do not exceed $70 million.
Investment Securities Analysis
      During 2004, total investment securities decreased $148.1 million to $4.8 billion (excluding unrealized gains/losses) compared to $4.9 billion at the previous year end. The decrease was due to fewer purchases during the year, as more proceeds from maturities were used to pay down short-term borrowings instead of being reinvested. The decline in investment securities occurred mainly in U.S. government and federal agency securities, which decreased $68.7 million, and in mortgage and asset-backed securities, which decreased $103.7 million. The average tax equivalent yield on total investment securities was 3.78% in 2004 and 4.17% in 2003.
      At December 31, 2004, the fair value of available for sale securities was $4.8 billion, and included a net unrealized gain in fair value of $63.8 million, compared to a net gain of $117.5 million at December 31, 2003. The amount of the related after tax unrealized gain reported in stockholders’ equity was $39.6 million at year end 2004. Approximately 52% of the unrealized gain in fair value related to marketable equity securities held by Commerce Bancshares, Inc., the parent holding company (the “Parent”). The rest of the unrealized gain (45%) related to U.S. government and federal agencies held by bank subsidiaries. The market value of the available for sale portfolio will vary according to changes in market interest rates and the mix and duration of investments in the portfolio. The unrealized gain in fair value at year end 2004 decreased $53.7 million from year end 2003. Available for sale securities which are due during the next 12 months total approximately $786 million, and management expects these proceeds to meet most of the Company’s liquidity needs.
      Non-marketable securities, which totaled $73.0 million at December 31, 2004, included $50.8 million in Federal Reserve Bank stock and Federal Home Loan Bank stock held by bank subsidiaries as a result of debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities are generally held by the Parent and non-bank subsidiaries and include non-marketable venture capital investments, which are carried at estimated fair value.

      Investment securities at year end for the past two years are shown below:

	December 31

(In thousands)	2004	2003

Amortized Cost
U.S. government and federal agency obligations	$1,716,937	$1,785,649
State and municipal obligations	65,549	72,977
Mortgage-backed securities	1,337,951	1,435,890
Other asset-backed securities	1,325,804	1,331,533
Other debt securities	61,400	73,916
Equity securities	256,502	212,338
Trading securities	9,403	9,356

Total	$4,773,546	$4,921,659

Fair Value
U.S. government and federal agency obligations	$1,746,365	$1,834,726
State and municipal obligations	66,389	74,593
Mortgage-backed securities	1,336,982	1,449,231
Other asset-backed securities	1,323,999	1,351,203
Other debt securities	61,083	74,422
Equity securities	293,147	245,663
Trading securities	9,403	9,356

Total	$4,837,368	$5,039,194

      A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 2004, is presented in Note 4 on Investment Securities in the consolidated financial statements. U.S. government and federal agency obligations comprise 36% of the investment portfolio at December 31, 2004, with a weighted average yield of 3.23% and an estimated average maturity of 3.6 years; mortgage and asset-backed securities comprise 55% with a weighted average yield of 3.82% and an estimated average maturity of 2.5 years.
      Other debt securities, as shown in the table above, include corporate bonds, notes, commercial paper and debentures related to venture capital funding. Equity securities are comprised of short-term investments in money market mutual funds (which totaled $187.7 million at year end 2004), Federal Reserve Bank stock, Federal Home Loan Bank stock, publicly traded stock and venture capital equity investments. Investments in mutual funds and traded equities are primarily held by the Parent. During 2004, the average yield on other debt securities was 5.23%, and the average tax equivalent yield on equity securities was 2.62%.
      The Company engages in private equity and venture capital activities through direct venture investments and two venture capital subsidiaries, which are licensed by the Small Business Administration. The first subsidiary, CFB Venture Fund I, Inc. (CFBI), held $14.5 million in venture capital investments at December 31, 2004. The second subsidiary, CFB Venture Fund II, L.P. (CFBII), is a limited partnership venture fund with 47% outside ownership and no outside debt. CFBII had total venture capital investments of $5.9 million at year end 2004. All funding commitments to this partnership have been satisfied. In addition to investments held by its venture capital subsidiaries, the Company has direct investments in several external private equity concerns, which totaled $5.3 million at year end 2004. Most of the venture capital and private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, management believes the potential for long-term gains in these investments outweighs the potential risks.
      In 2005, the Company created a third venture capital subsidiary, CFB Venture Fund III, L.P. Investments held by CFBI, totaling $11.1 million, were transferred to this new subsidiary. The Company plans to fund an additional $8.7 million to the new subsidiary in the future.

Deposits and Borrowings
      Deposits are the primary funding source for the Company’s banks, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $10.4 billion at December 31, 2004, compared to $10.2 billion last year, reflecting an increase of $228.1 million, or 2.2%. On a yearly average basis, deposits increased $312.5 million, or 3.1%, during 2004 compared to 2003. This increase was fueled by growth in demand, interest checking and jumbo certificate of deposit accounts, with declines in retail certificates of deposit.
      The following table shows year end deposits by type as a percentage of total deposits.

	December 31

	2004	2003

Non-interest bearing demand	18.6%	16.8%
Savings, interest checking and money market	58.2	59.6
Time open and C.D.’s of less than $100,000	15.9	16.9
Time open and C.D.’s of $100,000 and over	7.3	6.7

Total deposits	100.0%	100.0%

      Core deposits (defined as all non-interest and interest bearing deposits, excluding short-term C.D.’s of $100,000 and over) supported 75% of average earning assets in 2004 and 76% in 2003. Average balances by major deposit category for the last six years appear at the end of this discussion. A maturity schedule of time deposits outstanding at December 31, 2004 is included in Note 7 on Deposits in the consolidated financial statements.
      Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Balances outstanding at year end 2004 were $1.9 billion, a $192.2 million decrease from $2.1 billion outstanding at year end 2003. Balances in these accounts, which generally have overnight maturities, can fluctuate significantly on a day-to-day basis. The average balance of federal funds purchased and repurchase agreements increased $277.2 million in 2004 over 2003, and increased $778.6 million in 2003 over 2002. The average rate paid on these borrowings was 1.23% during 2004 and .99% during 2003.
      Subsidiary banks also borrow from the Federal Home Loan Bank (FHLB). At year end 2004 these advances totaled $366.9 million, of which $115.2 million is due in 2005. The debt maturing in 2005 may be refinanced or may be repaid with funds generated by the loan and securities portfolios. Of the FHLB advances outstanding at year end, $300.0 million had a floating rate and $66.9 million had a fixed rate. The average rate paid on FHLB advances was 1.94% during 2004 and 1.85% during 2003. The weighted average year end rate on outstanding FHLB advances at December 31, 2004 was 2.75%. Long-term debt also includes $11.2 million borrowed from insurance companies by a venture capital subsidiary in order to fund certain investing activity as a Missouri Certified Capital Company. An additional $7.4 million in debt is related to nonrecourse lease financing.
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
      The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). At December 31, 2004 and 2003, such assets were as follows:

(In thousands)	2004	2003

Available for sale investment securities	$4,754,941	$4,956,668
Federal funds sold and resale agreements	68,905	108,120

	$4,823,846	$5,064,788

      Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The Company’s available for sale investment portfolio has maturities of approximately $786 million which come due during 2005 and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. Furthermore, in the normal course of business the Company will pledge portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. Total pledged investment securities for these purposes comprised 48% of the total investment portfolio, leaving approximately $2.5 billion of unpledged securities.
      Additionally, the Company maintains a large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At December 31, 2004, such deposits totaled $8.0 billion and represented 77% of the Company’s total deposits. At December 31, 2003 these deposits totaled $7.8 billion. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 or greater totaled $762.4 million and $679.2 million at December 31, 2004 and 2003, respectively. These deposits are normally considered more volatile and higher costing, but comprise just 7.3% and 6.7% of total deposits at December 31, 2004 and 2003, respectively.
      At December 31, 2004 and 2003, the Company’s outside borrowings were comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt as follows:

(In thousands)	2004	2003

Federal funds purchased	$1,557,635	$1,184,189
Securities sold under agreements to repurchase	356,243	921,855
Other borrowings	389,542	403,853

	$2,303,420	$2,509,897

      Federal funds purchased are funds generally borrowed overnight and are obtained mainly from upstream correspondent banks to assist in balancing overall bank liquidity needs. Securities sold under agreements to repurchase are comprised mainly of non-insured customer funds, normally with overnight maturities, and the Company pledges portions of its own investment portfolio to secure these deposits. These funds are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. The decrease in securities sold under agreements to repurchase in 2004 was the result of fewer customer funds received, including the loss of a large customer during 2004. As a result, federal funds purchased were increased to supplement the necessary level of liquidity. The Company has relationships with various correspondent banks that are considered sources of overnight federal funds borrowings.
      The Company’s long-term debt is comprised mainly of borrowings from the Federal Home Loan Bank (FHLB) and other debt related to the Company’s leasing and venture capital business. At December 31, 2004 and 2003, debt from the FHLB amounted to $366.9 million and $367.1 million respectively. This debt is a combination of fixed and floating rates with maturities of generally less than four years. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.
      In addition to the sources and uses of funds as noted above, the Company had an average loan to deposit ratio of 79% at December 31, 2004, which is considered in the industry to be a conservative measure of good liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its lead bank, Commerce Bank, N.A. (Missouri). These ratings are as follows:

Standard &
	Poor’s	Moody’s

Commerce Bancshares, Inc.
Short term/commercial paper	A-1	Prime-1
Commerce Bank, N. A.
Counterparty credit rating	A/A-1
Deposits		Aa-3

      The Company considers these ratings to be indications of a sound capital base and good liquidity. The Company believes that these ratings would enable its commercial paper to be readily marketable should the need arise. No commercial paper was outstanding over the past three years.
      In addition to the sources of liquidity as noted above, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $296.8 million in loans and $657.7 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that through its Capital Markets Group it could generate additional liquidity from sources such as large, jumbo certificates of deposit.
      The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $18.7 million in 2004, as reported in the consolidated statements of cash flows on page 50 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $264.7 million and has been a stable source of funds over the last three years. Investing activities, consisting mainly of purchases and maturities of available for sale investment securities, changes in levels of federal funds sold and resale agreements and changes in levels of the Company’s loan portfolio, used total cash of $71.0 million in 2004. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on financing activities described below.
      Financing activities used total cash of $175.0 million, resulting from a $192.2 million decrease in borrowings of federal funds purchased and securities sold under agreements to repurchase. In addition, the Company’s treasury stock repurchase program required $173.8 million, and cash dividend payments amounted to $61.1 million. Partly offsetting these cash outflows was a $248.7 million increase in deposits. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.
      Cash requirements for treasury stock purchases, net of cash received in connection with various employee benefit stock programs, and dividends were as follows:

(In millions)	2004	2003	2002

Purchases of treasury stock	$173.8	$125.7	$83.9
Exercise of stock options, sales to affiliate non-employee directors and restricted stock awards	(15.3)	(8.7)	(8.9)
Cash dividends	61.1	51.3	42.2

      The Parent faces unique liquidity constraints due to legal limitations on its ability to borrow funds from its banking subsidiaries. The Parent obtains funding to meet its obligations from two main sources: dividends received from bank and non-bank subsidiaries (within regulatory limitations) and from management fees charged to subsidiaries as reimbursement for services provided by the Parent, as presented below:

(In millions)	2004	2003

Dividends received from subsidiaries	$253.3	$195.7
Management fees	33.0	35.3

      These sources of funds are used mainly to purchase treasury stock and pay cash dividends on outstanding common stock as noted above. At December 31, 2004, the Parent had no third party short-term borrowings or long-term debt and maintained $279.7 million in available for sale investment securities, consisting of money market mutual funds, publicly traded stock, and debt securities with estimated maturities of less than 2 years.
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
Capital Management
      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

				Well-Capitalized
				Regulatory
	2004	2003	2002	Guidelines

Risk-based capital ratios:
Tier I capital	12.21%	12.31%	12.67%	6.00%
Total capital	13.57	13.70	14.05	10.00
Leverage ratio	9.60	9.71	10.18	5.00
Common equity/assets	10.25	10.68	10.97
Dividend payout ratio	28.26	25.19	21.78

      The components of the Company’s regulatory risked-based capital and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2004	2003	2002

Regulatory risk-based capital:
Tier I capital	$1,342,275	$1,331,439	$1,277,116
Tier II capital	149,734	150,161	139,723
Total capital	1,492,009	1,481,600	1,416,839
Total risk-weighted assets	10,993,542	10,813,111	10,083,075

      In October 2004, the Board of Directors authorized the Company to purchase additional shares of common stock under its repurchase program, which brought the total purchase authorization to 5,000,000 shares. The Company has routinely used these shares to fund the Company’s annual 5% stock dividend and various employee benefit programs. During 2004, approximately 3,621,000 shares were acquired under Board authorizations at an average price of $48.01.

      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 23.9% during 2004 compared with 2003.
Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
      Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $6.3 billion (including approximately $3.1 billion in unused approved credit card lines) and standby letters of credit, net of participations to non-affiliated companies, totaling $328.9 million at December 31, 2004. The Company has various other financial instruments with off-balance sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.
      A table summarizing contractual cash obligations of the Company at December 31, 2004 and the expected timing of these payments follows:

Payments Due by Period

	In One	After One		After
	Year or	Year Through	After Three Years	Five
(In thousands)	Less	Three Years	Through Five Years	Years	Total

Long-term debt obligations*	$116,556	$259,931	$1,540	$11,515	$389,542
Operating lease obligations	5,275	8,929	5,525	30,960	50,689
Purchase obligations	29,240	19,489	4,583	110	53,422
Time open and C.D.’s *	1,838,865	475,621	100,745	3,192	2,418,423

Total	$1,989,936	$763,970	$112,393	$45,777	$2,912,076

*	Includes principal payments only.
     During 2004, the Company contributed $6.0 million to its pension plan. The contribution was made to mitigate the effect of increasing pension fund obligations. The contribution had no significant effect on the Company’s overall liquidity. In determining pension expense, the Company makes several assumptions, including the discount rate and long-term rate of return on assets. These assumptions are determined at the beginning of the plan year based on interest rate levels and financial market performance. For 2004 these assumptions were as follows:

Discount rate	6.00%
Annual salary increase rate	5.20%
Long-term rate of return on assets	8.00%

      In October 2004, the Company’s Board of Directors approved a change to its employee benefits plans. Effective January 1, 2005, the benefits accrued under the pension plan were frozen and enhancements were made to the employee 401K plan. The minimum required pension plan contribution for 2005 is expected to be zero. The changes are not expected to have a material effect on the Company’s financial statements, as reductions in expense for the Company’s pension plan are expected to be offset by enhancements to the Company’s 401K plan. Additional information is included in Note 10 on the Employee Benefit Plans in the consolidated financial statements.
      The Company has investments in several low-income housing partnerships within the area served by the banking affiliates. These investments are properly not consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46R. At December 31, 2004, these investments totaled $3.1 million and were recorded as other assets in the Company’s consolidated balance sheet. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally spread over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. These unfunded commitments are recorded as liabilities on the Company’s consolidated balance sheet, and aggregated $2.1 million at December 31, 2004.
      The Parent has investments in several private equity concerns which are classified as non-marketable securities in the Company’s consolidated balance sheet. Under the terms of the agreements with six of these concerns, the Parent has unfunded commitments outstanding of $4.0 million at December 31, 2004.
Interest Rate Sensitivity
      The Asset/ Liability Management Committee (ALCO) measures and manages the Company’s interest rate risk sensitivity on a monthly basis to maintain stability in earnings throughout various rate environments. Analytical modeling techniques provide management insight into the Company’s exposure to changing rates. These techniques include net interest income simulations and market value analyses. Management has set guidelines specifying acceptable limits within which net interest income and market value may change under various rate change scenarios. These measurement tools indicate that the Company is currently within acceptable risk guidelines as set by management.
      The Company’s main interest rate measurement tool, income simulations, projects net interest income under various rate change scenarios in order to quantify the magnitude and timing of potential rate-related changes. Income simulations are able to capture option risks within the balance sheet where expected cash flows may be altered under various rate environments. Modeled rate movements include “shocks, ramps and twists”. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting rates up and down, while ramps measure the impact of gradual changes and twists measure yield curve risk. The size of the balance sheet is assumed to remain constant so that results are not influenced by growth predictions. The table below shows the expected effect that gradual basis point shifts in the LIBOR/swap curve over a twelve month period would have on the Company’s net interest income, given a static balance sheet.

	December 31, 2004		September 30, 2004		December 31, 2003

(Dollars in	Increase	% of Net	Increase	% of Net	Increase	% of Net
millions)	(Decrease)	Interest Income	(Decrease)	Interest Income	(Decrease)	Interest Income

200 basis points rising	$(8.7)	(1.78)%	$(8.9)	(1.85)%	$(6.9)	(1.40)%
100 basis points rising	(4.3)	(.88)	(4.8)	(1.00)	(2.0)	(.40)
100 basis points falling	2.6	.53	.9	.19	(1.9)	(.38)

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
      The Company also uses market value analyses to help identify longer-term risks that may reside on the balance sheet. This is considered a secondary risk measurement tool by management. The Company measures the market value of equity as the net present value of all asset and liability cash flows discounted along the current LIBOR/swap curve plus appropriate market risk spreads. It is the change in the market value of equity under different rate environments, or effective duration, that gives insight into the magnitude of risk to future earnings due to rate changes. Market value analyses also help management understand the price sensitivity of non-marketable bank products under different rate environments.
      The Company continues to be susceptible to lower net interest income in a rising rate environment. Over the last twelve months the Company has reduced its interest rate risk somewhat. At December 31, 2004, the Company calculated that a gradual increase in rates of 100 basis points would reduce net interest income by $4.3 million compared with a reduction of $4.8 million calculated at September 30, 2004. Also, a 200 basis point gradual rise in rates calculated at December 31, 2004 would reduce net interest income by $8.7 million compared to $8.9 million at September 30, 2004.
      During 2003 and in the beginning of 2004, the Federal Reserve monetary policy was to maintain a low rate environment in order to combat a weak economy, slow employment gains and declining inflation. The federal funds target rate was set at a historic low rate of 1%. With the Company’s loan portfolio containing many loans tied to variable rates and the inability to meaningfully lower deposit rates further, the Company’s greatest interest rate risk was to lower rates. To address this risk, the Company grew its fixed rate investment securities portfolio from January 2003 to March 2004 by $1.0 billion in monthly averages, increasing interest income and lowering its risk to lower rates. This increase was funded by growth in deposits, coupled with an increase in short-term borrowings. The increase in the investment portfolio was accomplished with the overall duration of the portfolio kept short (less than 2.6 years) and with good liquidity to enable future funding of loan growth.
      Beginning in June 2004, with an improving economy the Federal Reserve altered its targets and began to raise the federal funds target rate. By December 31, 2004, rates were increased five times, totaling 125 basis points. With this higher rate environment and a larger fixed rate investment securities portfolio, the Company became more sensitive to a rise in rates. In response, the Company began decreasing its investment securities portfolio through targeted sales and normal maturities, and as a result, during the period May 2004 through December 2004 average monthly balances declined $240 million. Loan growth during this period totaled $113 million and rates earned on the loan portfolio increased by 50 basis points, thus improving the overall asset mix and profitability of the balance sheet. Also, rates on deposits grew moderately, increasing overall by 18 basis points. Short-term borrowings, however, quickly re-priced upwards, increasing 110 basis points. Towards the end of 2004, greater uncertainties about the economy began again, due to higher oil prices and a growing account deficit, causing a flatter bond yield curve and lower long-term rates.
      Given these conditions, at December 31, 2004 the Company’s simulation models, assuming a 100 basis points gradual increase in rates and no increase in volume, reflected a decline in net interest income over the next twelve months of $4.3 million. The Company believes that, with the relatively short duration of the overall investment securities portfolio and maturities of over $700 million coming due in the next twelve months, growth in the loan portfolio can be adequately funded, further improving the balance sheet mix and mitigating some of these risks to higher rates. Also, because of the shorter duration of the loan portfolio, its ability to re-price quickly will help grow interest income in 2005. Should the economy falter in 2005, causing loan growth to be more limited and with a flatter yield curve, the Company’s rate risk will remain higher as bonds maturing will likely be reinvested at similar or lower rates. Longer term simulations extending into 2006 continue to show eventual growth in net interest income as both loans and investment securities are able to re-price upward.
      Overall, the Company’s balance sheet remains well diversified with moderate interest rate risk and is well positioned for future growth. The use of derivative products is limited and the deposit base is strong and stable. The loan to deposit ratio is still at relatively low levels, which should present the Company with opportunities to fund future loan growth at reasonable costs as a strong economy increases business borrowing.
Derivative Financial Instruments
      The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk manage-

ment strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At present the Company has interest rate swaps with a total notional amount of $50.0 million, of which two swaps with a notional amount of $12.6 million are designated as fair value hedges of certain fixed rate loans.
      The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2004 mature within 30 days, and the longest period to maturity is 9 months.
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
      The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2004 and 2003. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the consolidated balance sheets.

	2004			2003

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$49,963	$649	$(1,273)	$28,910	$405	$(1,487)
Interest rate caps	—	—	—	4,319	—	—
Foreign exchange contracts:
Forward contracts	13,031	171	(173)	8,254	490	(551)
Options written/purchased	2,853	12	(12)	2,500	38	(38)
Mortgage loan commitments	8,319	1	(13)	7,542	54	(1)
Mortgage loan forward sale contracts	15,728	39	(4)	7,298	8	(4)

Total at December 31	$89,894	$872	$(1,475)	$58,823	$995	$(2,081)

Operating Segments
      The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Com-

mercial and Money Management. Additional information is presented in Note 13 on Segments in the consolidated financial statements.
      Beginning in 2002, the Company implemented a new funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. Previous methodology used funding pools based on average rates to assign and determine value. The new method provides a more accurate means of valuing fund sources and uses in a varying interest rate environment. The segment most affected by the change was the Consumer segment, whose credit for funds was significantly lower in 2002.

Consumer
      The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage services. Pre-tax income for 2004 was $137.0 million, an increase of $28.4 million, or 26.1%, over 2003. Part of the increase was due to higher allocated funding credits of $11.5 million, which resulted from the rising interest rate environment and its effect on the funds transfer pricing calculations. Direct net interest income increased $8.9 million due to lower interest expense on deposits coupled with higher consumer loan balances. Net charge-offs decreased $3.4 million. Non-interest income increased $13.0 million, mainly due to higher overdraft and return item fees and bank card fees. Also, higher gains were reported on sales of student loans and fixed assets. This increase in revenue was partly offset by lower mortgage banking revenue. Non-interest expense increased $8.4 million mainly due to higher management fees, marketing expense, loan servicing fees, occupancy expense, lower deferred loan origination costs, and a higher allocation for online banking expenses than in 2003. These increases were partly offset by decreases in check processing and data processing charges. Total average assets directly related to the segment rose 5.0% over 2003. Average segment loans increased 5.2% compared to 2003 mainly as a result of growth in consumer loans, while average deposits remained flat.
      Pre-tax income in 2003 was $108.6 million, a decrease of $20.6 million, or 15.9%, from 2002. Most of the decrease was due to lower allocated funding credits of $41.3 million, which resulted from the low interest rate environment and its effect on the funds transfer pricing calculations. Direct net interest income increased $23.1 million due to lower rates on deposits and higher average consumer loan balances. Net charge-offs increased $4.0 million. Non-interest income declined $6.7 million, mainly due to lower bank card fees. Consumer segment bank card fees were lower in 2003 compared to 2002 because, in order to improve segment accountability, certain fee income which is more related to commercial activity was assigned to the Commercial segment in 2003. This decrease in revenue was partly offset by higher overdraft and return item fees and gains on the sales of student loans. Non-interest expense decreased $8.4 million mainly due to declines in data processing charges, loan servicing fees related to lower bank card activity, and management fees. These decreases were partly offset by an increase in check processing charges and higher costs for salaries and employee benefits. Total average assets directly related to the segment rose 5.4% over 2002. Average segment loans increased 5.6% compared to 2002 mainly as a result of growth in consumer loans, while average deposits remained flat.

Commercial
      The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax income decreased $6.1 million, or 5.0%, from 2003 mainly due to increased non-interest expense. Direct net interest income declined 2.8%, mainly due to lower levels of business loans. Non-interest expense increased $16.6 million due to higher check processing fees, internal management fees, and bank card and commercial loan servicing costs. Partly offsetting these expense increases, the assigned funding costs decreased $11.0 million compared to the previous year due to lower average loan balances and higher average deposits attributed to the Commercial segment. There was also a $5.0 million, or 7.0%, increase in non-interest income, mainly in higher commercial bank card fee income attributed to this segment, while commercial cash management fees declined. During 2004, total average loans decreased 1.6%, compared to a 1.4% increase during 2003. Average deposits increased 9.0% during 2004, compared to a 9.4% increase during 2003.
      In 2003, pre-tax income increased $9.0 million, or 8.1%, over 2002. Assigned funding costs declined $21.8 million compared to the previous year, due to the interest rate decline mentioned above. Non-interest income rose $30.4 million, mainly due to higher bank card fees assigned to this unit, higher cash management fees, and operating lease revenues related to the CBI Leasing subsidiary, which was acquired at the beginning of 2003. Partly offsetting these effects was a $21.6 million, or 9.8%, decline in direct net interest income due to lower levels of business loans. In addition, non-interest expense increased $22.4 million due to higher bank card loan servicing costs, salaries and benefits, check processing fees, and operating lease depreciation and related costs associated with CBI Leasing. During 2003, total average loans increased 1.4%, compared to a .2% decrease during 2002. Average deposits increased 9.4% during 2003, compared to an 8.4% increase during 2002.

Money Management
      The Money Management segment consists of the trust and capital markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. It also provides investment management services to The Commerce Funds, a series of mutual funds with $2.0 billion in total assets. The Capital Markets group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for the segment was $29.1 million in 2004 compared to $26.5 million in 2003, an increase of $2.6 million, or 9.8%. The increase was due to higher non-interest income of $1.2 million, mainly in private client and institutional trust revenues, partly offset by lower bond trading revenues. Non-interest expense decreased $1.6 million due to lower costs for salaries and benefits. Direct net interest income declined $1.5 million, but was offset by an increase of $1.3 million in the assigned credit for funds. Average assets decreased slightly during 2004 because of lower trading account investments, partly offset by higher overnight investments of liquid funds. Average deposits increased $62.6 million during 2004, mainly due to higher balances in short-term certificates of deposit over $100,000 and in non-interest bearing demand deposit accounts.
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
      As mentioned in the 2003 Annual Report on Form 10-K, the Company has several Small Business Investment Company (SBIC) related private equity investments and other investments in low-income housing partnerships which would receive consolidated treatment under provisions of FIN 46R. The FASB, however, has elected to reconsider provisions of FIN 46R concerning SBIC related private equity investments. The FASB does not currently require these types of investments to be consolidated and has not resolved the accounting treatment for the investments. If consolidation is ultimately required for any of these investments, the Company’s assets, liabilities, revenues and expenses would be adjusted to reflect the consolidation of these investments; however, it is not expected that net income would be significantly affected. The Company does not have any other significant investments in unconsolidated entities meeting the requirements of FIN 46R.
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-03, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer”. SOP 03-03 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-03 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-03 prohibits the carryover of an allowance for loan loss on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-03 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Company will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate this Statement will have a material effect on its consolidated financial statements.
      In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments, as is discussed further in Note 17 to the consolidated financial statements. The Company’s adoption of SAB 105 effective April 1, 2004 resulted in the recognition of a pre-tax loss of $227 thousand.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. The revision requires entities to recognize in their statements of income the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The Statement requires several accounting changes in the areas of award modifications and forfeitures. It contains additional guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The Statement is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. The Company implemented provisions of the original Statement 123 beginning in 2003 and has recorded the cost of such awards in its statements of income. The Company does not expect that adoption of the revised Statement will have a material effect on its consolidated financial statements.
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

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31

	2004			2003			2002

			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$2,071,128	$87,153	4.21%	$2,137,250	$90,071	4.21%	$2,404,367	$114,275	4.75%
Real estate – construction	427,976	18,068	4.22	404,058	17,324	4.29	474,307	23,894	5.04
Real estate – business	1,823,302	90,601	4.97	1,831,575	93,731	5.12	1,483,012	88,645	5.98
Real estate – personal	1,334,859	69,273	5.19	1,304,677	73,568	5.64	1,247,209	82,382	6.61
Consumer	1,188,018	75,633	6.37	1,129,267	79,571	7.05	1,046,173	83,266	7.96
Home equity	381,111	17,481	4.59	324,375	14,372	4.43	283,466	14,336	5.06
Student	326,120	9,790	3.00	339,577	9,606	2.83	316,910	13,124	4.14
Credit card	564,280	58,158	10.31	527,049	56,099	10.64	492,148	53,120	10.79
Overdrafts	13,319	—	—	11,631	—	—	14,150	—	—

Total loans	8,130,113	426,157	5.24	8,009,459	434,342	5.42	7,761,742	473,042	6.09

Investment securities:
U.S. government & federal agency	1,721,301	67,988	3.95	1,543,269	67,236	4.36	1,233,040	57,159	4.64
State & municipal obligations(B)	70,846	3,410	4.81	80,687	4,139	5.13	41,103	3,079	7.49
Mortgage and asset-backed securities	2,846,093	105,827	3.72	2,504,514	103,681	4.14	2,118,460	112,703	5.32
Trading securities	14,250	498	3.50	17,003	662	3.90	10,931	532	4.86
Other marketable securities(B)	163,843	3,747	2.29	220,499	4,603	2.09	124,648	4,258	3.42
Non-marketable securities	75,542	3,530	4.67	74,501	4,923	6.61	66,666	2,781	4.17

Total investment securities	4,891,875	185,000	3.78	4,440,473	185,244	4.17	3,594,848	180,512	5.02

Federal funds sold and securities purchased under agreements to resell	84,113	1,312	1.56	63,232	831	1.31	84,278	1,486	1.76

Total interest earning assets	13,106,101	612,469	4.67	12,513,164	620,417	4.96	11,440,868	655,040	5.73

Less allowance for loan losses	(132,554)			(132,057)			(129,960)
Unrealized gain (loss) on investment securities	90,692			143,309			114,908
Cash and due from banks	553,074			513,733			511,798
Land, buildings and equipment – net	340,188			336,665			329,553
Other assets	191,655			167,944			146,671

Total assets	$14,149,156			$13,542,758			$12,413,838

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$401,935	1,250	.31	$380,323	1,351	.36	$353,779	2,146	.61
Interest checking and money market	6,171,456	26,707	.43	6,015,827	27,391	.46	5,762,465	43,101	.75
Time open & C.D.’s of less than $100,000	1,678,659	38,924	2.32	1,838,137	48,440	2.64	2,046,041	70,367	3.44
Time open & C.D.’s of $100,000 and over	788,800	14,912	1.89	699,241	14,278	2.04	651,336	18,252	2.80

Total interest bearing deposits	9,040,850	81,793	.90	8,933,528	91,460	1.02	8,813,621	133,866	1.52

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,827,428	22,560	1.23	1,550,211	15,289	.99	771,646	9,853	1.28
Other borrowings(C)	419,215	8,519	2.03	395,026	8,269	2.09	371,902	9,363	2.52

Total borrowings	2,246,643	31,079	1.38	1,945,237	23,558	1.21	1,143,548	19,216	1.68

Total interest bearing liabilities	11,287,493	112,872	1.00%	10,878,765	115,018	1.06%	9,957,169	153,082	1.54%

Non-interest bearing demand deposits	1,288,434			1,083,207			974,941
Other liabilities	123,048			133,813			120,143
Stockholders’ equity	1,450,181			1,446,973			1,361,585

Total liabilities and equity	$14,149,156			$13,542,758			$12,413,838

Net interest margin (T/E)		$499,597			$505,399			$501,958

Net yield on interest earning assets			3.81%			4.04%			4.39%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			(1.15)%			.69%			6.58%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Business loan interest income includes tax free loan income of $2,379,000 in 2004, $2,466,000 in 2003, $3,355,000 in 2002, $3,937,000 in 2001 and $3,587,000 in 2000, including tax equivalent adjustments of $819,000 in 2004, $847,000 in 2003, $1,142,000 in 2002,

Years Ended December 31

2001			2000			1999
									Average
		Average			Average			Average	Balance
	Interest	Rates		Interest	Rates		Interest	Rates	Five Year
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Compound
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Growth Rate

$2,536,843	$168,868	6.66%	$2,608,813	$215,199	8.25%	$2,400,519	$177,298	7.39%	(2.91)%
409,262	29,598	7.23	382,106	33,364	8.73	352,767	27,612	7.83	3.94
1,398,366	103,551	7.41	1,267,872	104,757	8.26	1,075,335	85,661	7.97	11.14
1,339,436	98,283	7.34	1,417,548	105,229	7.42	1,337,578	97,051	7.26	(.04)
1,095,809	92,339	8.43	1,126,886	94,084	8.35	1,087,975	87,661	8.06	1.77
239,599	18,077	7.54	214,655	20,364	9.49	189,112	15,692	8.30	15.04
280,846	18,223	6.49	267,254	21,717	8.13	248,575	19,723	7.93	5.58
489,817	62,668	12.79	497,519	70,256	14.12	501,109	65,193	13.01	2.40
19,953	—	—	19,388	—	—	23,897	—	—	(11.03)

7,809,931	591,607	7.58	7,802,041	664,970	8.52	7,216,867	575,891	7.98	2.41

892,248	48,666	5.45	913,285	56,486	6.18	1,263,601	75,865	6.00	6.38
55,379	4,225	7.63	72,209	5,641	7.81	91,390	7,273	7.96	(4.97)
1,284,355	77,066	6.00	1,034,172	64,336	6.22	1,162,167	71,805	6.18	19.62
15,924	774	4.86	11,000	765	6.95	13,163	845	6.42	1.60
159,897	6,742	4.22	86,133	5,895	6.84	116,431	6,993	6.01	7.07
68,299	3,246	4.75	68,013	3,786	5.57	51,976	2,901	5.58	7.76

2,476,102	140,719	5.68	2,184,812	136,909	6.27	2,698,728	165,682	6.14	12.63

541,930	22,386	4.13	227,623	14,517	6.38	287,305	14,297	4.98	(21.78)

10,827,963	754,712	6.97	10,214,476	816,396	7.99	10,202,900	755,870	7.41	5.14

(129,978)			(125,887)			(119,567)			2.08
56,296			(3,146)			41,438			NM
532,715			533,028			590,367			(1.30)
286,166			244,877			228,236			8.31
162,661			162,709			169,748			2.46

$11,735,823			$11,026,057			$11,113,122			4.95

$323,462	3,345	1.03	$316,532	5,484	1.73	$336,845	5,765	1.71	3.60
5,253,024	97,746	1.86	4,896,337	144,398	2.95	5,073,867	126,014	2.48	3.99
2,259,161	121,851	5.39	2,068,653	112,182	5.42	2,182,804	109,857	5.03	(5.12)
530,874	27,699	5.22	328,652	18,275	5.56	293,926	14,572	4.96	21.83

8,366,521	250,641	3.00	7,610,174	280,339	3.68	7,887,442	256,208	3.25	2.77

601,865	19,164	3.18	772,296	44,594	5.77	616,164	27,582	4.48	24.29
301,363	13,956	4.63	110,444	6,955	6.30	31,623	1,129	3.57	67.68

903,228	33,120	3.67	882,740	51,549	5.84	647,787	28,711	4.43	28.24

9,269,749	283,761	3.06%	8,492,914	331,888	3.91%	8,535,229	284,919	3.34%	5.75

1,101,174			1,331,220			1,372,100			(1.25)
137,832			98,208			124,566			(.24)
1,227,068			1,103,715			1,081,227			6.05

$11,735,823			$11,026,057			$11,113,122			4.95%

	$470,951			$484,508			$470,951

		4.35%			4.74%			4.62%

		(2.80)%			2.88%			8.58%

$1,266,000 in 2001 and $1,118,000 in 2000. State and municipal interest income includes tax equivalent adjustments of $1,093,000 in 2004, $1,301,000 in 2003, $999,000 in 2002, $1,325,000 in 2001 and $1,753,000 in 2000. Interest income on other marketable securities includes tax equivalent adjustments of $467,000 in 2004, $859,000 in 2003, $346,000 in 2002, $332,000 in 2001 and $424,000 in 2000.
(C)	Interest expense of $113,000, $494,000, $747,000 and $433,000 which was capitalized on construction projects in 2004, 2002, 2001 and 2000, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year Ended December 31, 2004

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,130	4.57%	$2,032	4.19%	$2,077	4.05%	$2,045	4.00%
Real estate - construction	420	4.73	427	4.21	439	3.95	426	4.00
Real estate - business	1,756	5.24	1,806	4.99	1,851	4.80	1,881	4.86
Real estate - personal	1,340	5.17	1,339	5.15	1,329	5.20	1,331	5.25
Consumer	1,205	6.32	1,210	6.25	1,184	6.35	1,152	6.55
Home equity	406	4.91	390	4.64	371	4.37	357	4.38
Student	344	3.71	290	3.09	289	2.58	382	2.61
Credit card	577	10.49	571	10.23	557	10.00	552	10.51
Overdrafts	14	—	11	—	11	—	18	—

Total loans	8,192	5.47	8,076	5.24	8,108	5.11	8,144	5.15

Investment securities:
U.S. government & federal agency	1,717	3.85	1,637	3.84	1,756	4.58	1,776	3.53
State & municipal obligations(A)	69	4.46	72	4.87	70	4.97	72	4.95
Mortgage and asset-backed securities	2,726	3.67	2,829	3.76	2,986	3.65	2,845	3.79
Trading securities	13	3.10	10	3.45	25	3.67	8	3.67
Other marketable securities(A)	195	2.78	158	2.23	138	2.08	164	1.92
Non-marketable securities	75	4.70	75	5.23	78	4.18	75	4.59

Total investment securities	4,795	3.73	4,781	3.77	5,053	3.96	4,940	3.66

Federal funds sold and securities purchased under agreements to resell	64	2.23	101	1.69	111	1.23	61	1.24

Total interest earning assets	13,051	4.81	12,958	4.67	13,272	4.64	13,145	4.57

Less allowance for loan losses	(132)		(132)		(133)		(133)
Unrealized gain on investment securities	81		55		97		131
Cash and due from banks	576		557		550		529
Land, buildings and equipment - net	344		341		338		337
Other assets	192		190		200		185

Total assets	$14,112		$13,969		$14,324		$14,194

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$398	.31	$406	.31	$411	.31	$393	.31
Interest checking and money market	6,205	.51	6,205	.44	6,164	.39	6,111	.39
Time open & C.D.’s under $100,000	1,657	2.38	1,657	2.29	1,686	2.29	1,715	2.32
Time open & C.D.’s $100,000 & over	754	2.21	815	1.90	841	1.71	745	1.76

Total interest bearing deposits	9,014	.99	9,083	.90	9,102	.86	8,964	.87

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,792	1.82	1,662	1.31	1,912	.93	1,947	.92
Other borrowings	390	2.53	392	1.96	454	1.84	441	1.85

Total borrowings	2,182	1.95	2,054	1.43	2,366	1.11	2,388	1.09

Total interest bearing liabilities	11,196	1.18%	11,137	1.00%	11,468	.91%	11,352	.91%

Non-interest bearing demand deposits	1,351		1,292		1,276		1,234
Other liabilities	110		111		128		143
Stockholders’ equity	1,455		1,429		1,452		1,465

Total liabilities and equity	$14,112		$13,969		$14,324		$14,194

Net interest margin (T/ E)	$125		$124		$127		$124

Net yield on interest earning assets		3.80%		3.82%		3.85%		3.78%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2003

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$1,997	4.16%	$2,061	4.17%	$2,234	4.23%	$2,261	4.29%
Real estate – construction	410	4.11	399	4.18	404	4.36	403	4.51
Real estate – business	1,870	4.87	1,852	5.05	1,832	5.17	1,771	5.40
Real estate – personal	1,336	5.28	1,313	5.42	1,294	5.75	1,275	6.13
Consumer	1,162	6.74	1,152	6.88	1,114	7.17	1,087	7.44
Home equity	343	4.31	329	4.35	318	4.49	307	4.60
Student	348	2.62	356	2.60	326	3.01	328	3.13
Credit card	538	10.49	533	10.65	518	10.49	518	10.96
Overdrafts	11	—	12	—	11	—	13	—

Total loans	8,015	5.24	8,007	5.33	8,051	5.46	7,963	5.66

Investment securities:
U.S. government & federal agency	1,674	4.23	1,554	3.55	1,555	5.42	1,386	4.24
State & municipal obligations(A)	77	4.95	80	5.23	82	5.15	84	5.18
Mortgage and asset-backed securities	2,719	3.97	2,535	3.64	2,442	4.30	2,317	4.73
Trading securities	9	4.49	11	3.61	20	4.18	29	3.60
Other marketable securities(A)	224	1.79	232	2.53	226	1.85	200	2.17
Non-marketable securities	78	4.92	78	10.22	72	5.46	70	5.60

Total investment securities	4,781	3.99	4,490	3.69	4,397	4.60	4,086	4.46

Federal funds sold and securities purchased under agreements to resell	86	1.23	65	1.28	60	1.39	42	1.42

Total interest earning assets	12,882	4.75	12,562	4.72	12,508	5.14	12,091	5.24

Less allowance for loan losses	(132)		(132)		(132)		(131)
Unrealized gain on investment securities	112		140		156		165
Cash and due from banks	522		524		503		506
Land, buildings and equipment – net	335		336		337		339
Other assets	166		161		178		166

Total assets	$13,885		$13,591		$13,550		$13,136

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$388	.31	$386	.31	$384	.40	$362	.40
Interest checking and money market	6,135	.39	6,076	.39	5,970	.52	5,879	.53
Time open & C.D.’s under $100,000	1,756	2.38	1,806	2.49	1,872	2.72	1,921	2.93
Time open & C.D.’s $100,000 & over	634	1.92	652	2.05	779	2.01	734	2.18

Total interest bearing deposits	8,913	.88	8,920	.93	9,005	1.10	8,896	1.18

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,813	.91	1,555	.89	1,525	1.10	1,302	1.08
Other borrowings	412	2.07	413	1.95	390	2.13	365	2.25

Total borrowings	2,225	1.12	1,968	1.11	1,915	1.31	1,667	1.33

Total interest bearing liabilities	11,138	.93%	10,888	.97%	10,920	1.14%	10,563	1.20%

Non-interest bearing demand deposits	1,184		1,113		1,039		995
Other liabilities	117		133		146		138
Stockholders’ equity	1,446		1,457		1,445		1,440

Total liabilities and equity	$13,885		$13,591		$13,550		$13,136

Net interest margin (T/ E)	$128		$123		$129		$125

Net yield on interest earning assets		3.95%		3.89%		4.15%		4.19%

(A) Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

	For the Quarter Ended
Year Ended December 31, 2004
(In thousands, except per share data)	12/31/04	9/30/04	6/30/04	3/31/04

Interest income	$157,271	$151,592	$152,440	$148,787
Interest expense	(33,069)	(27,908)	(25,979)	(25,803)

Net interest income	124,202	123,684	126,461	122,984
Non-interest income	77,753	78,920	84,289	85,969
Salaries and employee benefits	(66,208)	(65,549)	(65,696)	(68,016)
Other expense	(56,221)	(54,943)	(55,240)	(50,896)
Provision for loan losses	(7,215)	(6,606)	(6,280)	(10,250)

Income before income taxes	72,311	75,506	83,534	79,791
Income taxes	(19,651)	(12,987)	(29,696)	(28,467)

Net income	$52,660	$62,519	$53,838	$51,324

Net income per share – basic*	$.77	$.89	$.77	$.72
Net income per share – diluted*	$.75	$.88	$.76	$.71

Weighted average shares – basic*	68,974	69,705	70,355	71,089
Weighted average shares – diluted*	70,029	70,700	71,334	72,217

	For the Quarter Ended
Year Ended December 31, 2003
(In thousands, except per share data)	12/31/03	9/30/03	6/30/03	3/31/03

Interest income	$153,649	$148,529	$159,648	$155,584
Interest expense	(26,142)	(26,541)	(30,961)	(31,374)

Net interest income	127,507	121,988	128,687	124,210
Non-interest income	76,420	76,940	73,701	74,606
Salaries and employee benefits	(64,964)	(65,036)	(66,006)	(68,593)
Other expense	(51,801)	(51,394)	(52,209)	(52,141)
Provision for loan losses	(11,002)	(9,655)	(9,999)	(10,020)

Income before income taxes	76,160	72,843	74,174	68,062
Income taxes	(22,299)	(17,895)	(23,687)	(20,834)

Net income	$53,861	$54,948	$50,487	$47,228

Net income per share – basic*	$.75	$.76	$.69	$.64
Net income per share – diluted*	$.74	$.75	$.69	$.63

Weighted average shares – basic*	71,734	72,478	72,934	73,716
Weighted average shares – diluted*	72,855	73,432	73,703	74,499

	For the Quarter Ended
Year Ended December 31, 2002
(In thousands, except per share data)	12/31/02	9/30/02	6/30/02	3/31/02

Interest income	$161,907	$163,760	$163,050	$163,836
Interest expense	(33,977)	(36,979)	(38,484)	(43,148)

Net interest income	127,930	126,781	124,566	120,688
Non-interest income	72,500	69,547	69,427	69,098
Salaries and employee benefits	(63,614)	(64,214)	(62,073)	(65,927)
Other expense	(52,435)	(47,806)	(51,719)	(50,412)
Provision for loan losses	(10,848)	(9,193)	(6,668)	(7,399)

Income before income taxes	73,533	75,115	73,533	66,048
Income taxes	(22,634)	(24,698)	(24,021)	(20,566)

Net income	$50,899	$50,417	$49,512	$45,482

Net income per share – basic*	$.69	$.67	$.65	$.60
Net income per share – diluted*	$.68	$.66	$.65	$.59

Weighted average shares – basic*	74,128	74,992	75,833	75,847
Weighted average shares – diluted*	74,980	75,879	76,890	76,844

*	Restated for the 5% stock dividend distributed in 2004.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The information required by this item is set forth on pages 35 through 37 of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Commerce Bancshares, Inc.:
      We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and Subsidiaries (Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Kansas City, Missouri
February 25, 2005

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

	(In thousands)
ASSETS
Loans, net of unearned income	$8,305,359	$8,142,679
Allowance for loan losses	(132,394)	(135,221)

Net loans	8,172,965	8,007,458

Investment securities:
Available for sale	4,754,941	4,956,668
Trading	9,403	9,356
Non-marketable	73,024	73,170

Total investment securities	4,837,368	5,039,194

Federal funds sold and securities purchased under agreements to resell	68,905	108,120
Cash and due from banks	585,815	567,123
Land, buildings and equipment – net	336,446	336,366
Goodwill	48,522	48,522
Other intangible assets – net	499	2,184
Other assets	199,848	178,197

Total assets	$14,250,368	$14,287,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,943,771	$1,716,214
Savings, interest checking and money market	6,072,115	6,080,543
Time open and C.D.’s of less than $100,000	1,656,002	1,730,237
Time open and C.D.’s of $100,000 and over	762,421	679,214

Total deposits	10,434,309	10,206,208

Federal funds purchased and securities sold under agreements to repurchase	1,913,878	2,106,044
Other borrowings	389,542	403,853
Other liabilities	85,759	120,105

Total liabilities	12,823,488	12,836,210

Stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 69,409,882 shares in 2004 and 68,636,548 shares in 2003	347,049	343,183
Capital surplus	392,156	359,300
Retained earnings	703,293	707,136
Treasury stock of 1,072,098 shares in 2004 and 668,539 shares in 2003, at cost	(51,646)	(29,573)
Other	(3,542)	(1,963)
Accumulated other comprehensive income	39,570	72,871

Total stockholders’ equity	1,426,880	1,450,954

Total liabilities and stockholders’ equity	$14,250,368	$14,287,164

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31

(In thousands, except per share data)	2004	2003	2002

INTEREST INCOME
Interest and fees on loans	$425,338	$433,495	$471,900
Interest on investment securities	183,440	183,084	179,167
Interest on federal funds sold and securities purchased under agreements to resell	1,312	831	1,486

Total interest income	610,090	617,410	652,553

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	27,957	28,742	45,247
Time open and C.D.’s of less than $100,000	38,924	48,440	70,367
Time open and C.D.’s of $100,000 and over	14,912	14,278	18,252
Interest on federal funds purchased and securities sold under agreements to repurchase	22,560	15,289	9,853
Interest on other borrowings	8,406	8,269	8,869

Total interest expense	112,759	115,018	152,588

Net interest income	497,331	502,392	499,965
Provision for loan losses	30,351	40,676	34,108

Net interest income after provision for loan losses	466,980	461,716	465,857

NON-INTEREST INCOME
Trust fees	64,257	60,921	60,682
Deposit account charges and other fees	105,382	97,711	89,982
Bank card transaction fees	78,253	67,102	59,171
Trading account profits and commissions	12,288	14,740	15,954
Consumer brokerage services	9,429	9,095	9,744
Mortgage banking revenue	1,841	4,007	4,277
Net gains on securities transactions	11,092	4,560	2,835
Other	44,389	43,531	37,927

Total non-interest income	326,931	301,667	280,572

NON-INTEREST EXPENSE
Salaries and employee benefits	265,469	264,599	255,828
Net occupancy	39,558	38,736	34,635
Equipment	22,903	24,104	22,865
Supplies and communication	33,760	33,474	32,929
Data processing and software	46,000	40,567	44,963
Marketing	16,688	14,397	15,001
Intangible assets amortization	1,699	1,794	2,323
Other	56,692	54,473	49,656

Total non-interest expense	482,769	472,144	458,200

Income before income taxes	311,142	291,239	288,229
Less income taxes	90,801	84,715	91,919

Net income	$220,341	$206,524	$196,310

Net income per share – basic	$3.15	$2.84	$2.61
Net income per share – diluted	$3.10	$2.81	$2.58

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

(In thousands)	2004	2003	2002

OPERATING ACTIVITIES
Net income	$220,341	$206,524	$196,310
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,351	40,676	34,108
Provision for depreciation and amortization	41,562	41,378	35,310
Amortization of investment security premiums, net	25,840	29,646	18,913
Provision (benefit) for deferred income taxes	2,717	(11,626)	10,911
Net gains on securities transactions	(11,092)	(4,560)	(2,835)
Net gains on sales of loans held for sale	(1,535)	(4,016)	(3,361)
Proceeds from sales of loans held for sale	98,792	238,002	219,795
Originations of loans held for sale	(95,802)	(205,393)	(220,791)
Net (increase) decrease in trading securities	1,289	(633)	1,985
Stock based compensation	6,465	6,092	5,965
Decrease in interest receivable	1,630	392	868
Decrease in interest payable	(372)	(8,837)	(11,559)
Increase (decrease) in income taxes payable	(22,344)	5,469	(8,999)
Other changes, net	(33,187)	(35,898)	(20,544)

Net cash provided by operating activities	264,655	297,216	256,076

INVESTING ACTIVITIES
Net cash received in acquisitions	—	5,199	—
Cash paid in sales of branches	(2,280)	—	(20,252)
Proceeds from sales of available for sale securities	252,464	243,456	299,626
Proceeds from maturities of available for sale securities	1,451,726	1,683,626	1,408,251
Purchases of available for sale securities	(1,570,659)	(2,755,260)	(2,179,276)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	39,215	(91,175)	358,115
Net increase in loans	(210,252)	(290,450)	(273,063)
Purchases of land, buildings and equipment	(33,471)	(36,111)	(54,035)
Sales of land, buildings and equipment	2,260	3,373	3,644

Net cash used in investing activities	(70,997)	(1,237,342)	(456,990)

FINANCING ACTIVITIES
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	233,672	447,080	102,783
Net increase (decrease) in time open and C.D.’s	15,042	(146,750)	(218,730)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(192,166)	654,110	372,638
Repayment of long-term borrowings	(111,260)	(285,186)	(103,937)
Additional long-term borrowings	100,000	225,248	50,000
Net increase (decrease) in short-term borrowings	(2,876)	69,125	(172)
Purchases of treasury stock	(173,829)	(125,724)	(83,879)
Issuance under stock purchase, option and benefit plans	15,281	8,682	8,916
Net tax benefit related to stock option plans	2,305	1,524	1,668
Cash dividends paid on common stock	(61,135)	(51,266)	(42,185)

Net cash provided by (used in) financing activities	(174,966)	796,843	87,102

Increase (decrease) in cash and cash equivalents	18,692	(143,283)	(113,812)
Cash and cash equivalents at beginning of year	567,123	710,406	824,218

Cash and cash equivalents at end of year	$585,815	$567,123	$710,406

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Capital	Retained	Treasury		Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Stock	Other	Income (Loss)	Total

Balance, December 31, 2001	$327,878	$237,528	$681,264	$(5,187)	$(1,749)	$37,423	$1,277,157

Net income			196,310				196,310
Other comprehensive income, net of tax						58,670	58,670

Total comprehensive income							254,980

Purchase of treasury stock				(83,879)			(83,879)
Cash dividends paid ($.561 per share)			(42,185)				(42,185)
Net tax benefit related to stock option plans		1,668					1,668
Stock based compensation		5,273			692		5,965
Issuance under stock purchase, option and award plans, net	341	(7,161)		16,479	(743)		8,916
5% stock dividend, net	7,973	52,733	(127,956)	67,080			(170)

Balance, December 31, 2002	336,192	290,041	707,433	(5,507)	(1,800)	96,093	1,422,452

Net income			206,524				206,524
Other comprehensive income, net of tax						(23,222)	(23,222)

Total comprehensive income							183,302

Purchase of treasury stock				(125,724)			(125,724)
Cash dividends paid ($.707 per share)			(51,266)				(51,266)
Net tax benefit related to stock option plans		1,524					1,524
Stock based compensation		5,371			721		6,092
Issuance under stock purchase, option and award plans, net		(8,822)		18,388	(884)		8,682
Purchase acquisition	748	5,252					6,000
5% stock dividend, net	6,243	65,934	(155,555)	83,270			(108)

Balance, December 31, 2003	343,183	359,300	707,136	(29,573)	(1,963)	72,871	1,450,954

Net income			220,341				220,341
Other comprehensive income, net of tax						(33,301)	(33,301)

Total comprehensive income							187,040

Purchase of treasury stock				(173,829)			(173,829)
Cash dividends paid ($.876 per share)			(61,135)				(61,135)
Net tax benefit related to stock option plans		2,305					2,305
Stock based compensation		5,538			927		6,465
Issuance under stock purchase, option and award plans, net		(15,344)		33,131	(2,506)		15,281
5% stock dividend, net	3,866	40,357	(163,049)	118,625			(201)

Balance, December 31, 2004	$347,049	$392,156	$703,293	$(51,646)	$(3,542)	$39,570	$1,426,880

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

Intangible Assets
      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. This Statement established new accounting and reporting for acquired goodwill and other intangible assets. Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles and mortgage servicing rights, continue to be amortized over their useful lives. Prior to the adoption of Statement No. 142, goodwill had been amortized using the straight-line method over periods of 15-25 years. Core deposit intangibles are amortized over a maximum of 10 years using accelerated methods for all periods presented.
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

Loans and Related Earnings
      Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees or costs on originated loans. Both origination fee income received on loans and amounts representing the estimated costs of origination are deferred and amortized to interest income using the interest method or recognized when the loan is sold.

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
      Loans, including those that are considered to be impaired, are reviewed regularly by management, and business, lease, construction and business real estate loans are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection. Accrual of interest on consumer installment loans is suspended when any payment of principal or interest is more than 120 days delinquent. Credit card loans and the related accrued interest are charged off when the receivable is more than 180 days past due. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on non-accrual loans are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.

Allowance/Provision for Loan Losses
      The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of the balance sheet date, including known or anticipated problem loans as well as for loans which are not currently known to require specific allowances. Management’s judgment as to the amount of the allowance, including the allocated and unallocated elements, is a result of ongoing review of larger individual loans, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of impaired and non-performing assets, historical charge-off amounts, geographic location, prevailing economic conditions and other relevant factors. Loans are considered impaired when it becomes probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Included in impaired loans are all non-accrual business, lease, construction, and business real estate loans. Consumer, personal real estate, home equity, student and credit card loans (collectively personal loans) are excluded from the definition of an impaired loan. Impairment is measured as the present value of the expected future cash flows at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Personal loans are segregated by loan type and by sub-type, and are evaluated on a group basis. Loans are charged off to the extent they are deemed to be uncollectible. The amount of the allowance for loan losses is highly dependent on management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amount and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations, and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known.

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

Land, Buildings and Equipment
      Land is stated at cost, and buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods. The Company generally assigns depreciable lives of 30 years for buildings, 10 years for building improvements, and 3 to 8 years for equipment. Maintenance and repairs are charged to expense as incurred.

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
      Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivative financial instruments be recorded on the balance sheet at fair value, with the adjustment to fair value recorded in current earnings. Derivatives that qualify under the Statement in a hedging relationship are designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion is recognized in current earnings.

Employee Stock Options and Awards
      The Company has several stock-based employee compensation plans, which are described more fully in Note 11, Stock Option Plans, Restricted Stock Awards and Directors Stock Purchase Plan. The Company accounts for these plans under the fair value recognition provisions of Statement No. 123, “Accounting for Stock-Based Compensation”.
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. The revision disallows the expense recognition alternatives permitted in the original statement and requires entities to recognize stock-based compensation cost in their statements of income. The revision contains additional guidance in several areas including award modifications and forfeitures, measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. It also contains additional disclosure requirements. The Company does not expect that adoption of the revision in 2005 will have a material effect on its consolidated financial statements.

Treasury Stock
      Purchases of the Company’s common stock are recorded at cost. Upon re-issuance, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share
      Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options) outstanding during each year. All per share data has been restated to reflect the 5% stock dividend distributed in December 2004.
2. Acquisitions
      Effective January 1, 2003, the Company acquired 100% of the outstanding stock of The Vaughn Group, Inc. (Vaughn), a direct equipment lessor based in Cincinnati, Ohio. At acquisition, Vaughn had a lease portfolio which included direct financing leases, sales type leases, and operating leases. The largest component was direct financing leases of $32.8 million, consisting mainly of data processing hardware. In addition, Vaughn serviced approximately $350 million of lease agreements for other institutions involving capital equipment, ranging from production machinery to transportation equipment. The Company issued stock valued at $6.0 million and paid cash of $2.5 million in the acquisition. The acquisition was accounted for as a purchase. Goodwill of $5.3 million was recognized as a result of the transaction.
3. Loans and Allowance for Loan Losses
      Major classifications of loans at December 31, 2004 and 2003 are as follows:

(In thousands)	2004	2003

Business	$2,196,085	$2,067,835
Real estate – construction	427,124	427,083
Real estate – business	1,743,293	1,875,069
Real estate – personal	1,340,574	1,338,604
Consumer	1,193,822	1,150,732
Home equity	411,541	352,047
Student	357,991	355,763
Credit card	611,256	561,423
Overdrafts	23,673	14,123

Total loans	$8,305,359	$8,142,679

      Loans to directors and executive officers of the Parent and its significant subsidiaries and to their associates are summarized as follows:

(In thousands)

Balance at January 1, 2004	$100,552
Additions	91,639
Amounts collected	(88,401)
Amounts written off	—

Balance at December 31, 2004	$103,790

      Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2004 to principal holders of the Company’s common stock.
      The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other states contiguous to Missouri. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short and intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2004, unfunded loan commitments totaled $6,304,719,000 (which included $3,102,137,000 in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2004, loans of $1,102,040,000 were pledged at the Federal Home Loan Bank (FHLB) by subsidiary banks as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $296,805,000 were pledged at the Federal Reserve as collateral for discount window borrowings. There were no discount window borrowings at December 31, 2004.
      The Company has a net investment in direct financing and sales type leases of $182,799,000 and $190,665,000, at December 31, 2004 and 2003, respectively, which is included in loans on the Company’s consolidated balance sheets. A net investment in operating leases, which was acquired with the Vaughn acquisition in 2003, amounted to $7,453,000 and $8,665,000 at December 31, 2004 and 2003, respectively. This investment is included in other assets on the Company’s consolidated balance sheets.
      Residential mortgage loans held for sale amounted to $11,030,000 at December 31, 2004 and $12,485,000 at December 31, 2003. These are comprised of fixed rate loans which are sold to the secondary market, generally within three months.
      A summary of the allowance for loan losses is as follows:

	Years Ended December 31

(In thousands)	2004	2003	2002

Balance, January 1	$135,221	$130,618	$129,973

Additions:
Provision for loan losses	30,351	40,676	34,108
Allowance of acquired companies	—	500	—

Total additions	30,351	41,176	34,108

Deductions:
Loan losses	48,153	53,857	47,885
Less recoveries	14,975	17,284	14,422

Net loan losses	33,178	36,573	33,463

Balance, December 31	$132,394	$135,221	$130,618

      The Company had ceased recognition of interest income on loans with a carrying value of $17,618,000 and $32,523,000 at December 31, 2004 and 2003, respectively. The interest income not recognized on non-accrual loans was $2,583,000, $2,311,000 and $2,609,000 during 2004, 2003 and 2002, respectively. Loans 90 days delinquent and still accruing interest amounted to $13,067,000 and $20,901,000 at December 31, 2004 and 2003, respectively.
      The following table presents information on impaired loans at December 31:

(In thousands)	2004	2003

Impaired loans for which an allowance has been provided	$36,788	$32,867
Impaired loans for which no specific allowance has been provided	8,111	12,420

Total impaired loans	$44,899	$45,287

Allowance related to impaired loans	$12,286	$9,949

      Average impaired loans were $37,768,000 during 2004, $76,687,000 during 2003 and $61,374,000 during 2002. The amount of interest income recorded on these loans during their impairment period was not significant.
4. Investment Securities
      A summary of the available for sale investment securities by maturity groupings as of December 31, 2004 is shown below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2004. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes fixed and floating-rate mortgage-related securities, predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA. These securities differ from traditional debt securities primarily in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Also included are certain other asset-backed securities (primarily credit card, automobile and commercial loan backed securities).

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$234,754	$236,438	4.20%
After 1 but within 5 years	1,164,106	1,159,129	3.15
After 5 but within 10 years	268,017	292,096	2.77
After 10 years	50,060	58,702	2.92

Total U.S. government and federal agency obligations	1,716,937	1,746,365	3.23

State and municipal obligations:
Within 1 year	11,792	11,782	2.75
After 1 but within 5 years	51,445	52,129	3.12
After 5 but within 10 years	1,497	1,643	5.15
After 10 years	815	835	5.95

Total state and municipal obligations	65,549	66,389	3.13

Mortgage and asset-backed securities	2,663,755	2,660,981	3.82

Other debt securities:
Within 1 year	8,719	8,673
After 1 but within 5 years	41,838	41,567

Total other debt securities	50,557	50,240

Equity securities	194,321	230,966

Total available for sale investment securities	$4,691,119	$4,754,941

      The unrealized gains and losses by type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2004
U.S. government and federal agency obligations	$1,716,937	$39,568	$10,140	$1,746,365
State and municipal obligations	65,549	928	88	66,389
Mortgage and asset- backed securities	2,663,755	16,815	19,589	2,660,981
Other debt securities	50,557	237	554	50,240
Equity securities	194,321	36,645	—	230,966

Total	$4,691,119	$94,193	$30,371	$4,754,941

December 31, 2003
U.S. government and federal agency obligations	$1,785,649	$56,197	$7,120	$1,834,726
State and municipal obligations	72,977	1,644	28	74,593
Mortgage and asset- backed securities	2,767,423	40,589	7,578	2,800,434
Other debt securities	63,081	506	—	63,587
Equity securities	150,003	33,325	—	183,328

Total	$4,839,133	$132,261	$14,726	$4,956,668

      The table above shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2004 and 2003. This temporary impairment represents the amount of loss that would be realized if the securities were sold at valuation date, and occurs as a result of changes in overall bond yields between the date the bond was acquired and the valuation date. Securities which were temporarily impaired at December 31, 2004 are shown below, along with the length of the impairment period. At year end 2004, the total available for sale portfolio consisted of over 800 individual securities. The table below includes 25 positions that were in an unrealized loss position for 12 months or longer.

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government and federal agency obligations	$910,217	$9,129	$29,755	$1,011	$939,972	$10,140
State and municipal obligations	17,374	88	—	—	17,374	88
Mortgage and asset-backed securities	1,592,109	17,877	88,006	1,712	1,680,115	19,589
Other debt securities	37,665	554	—	—	37,665	554

Total temporarily impaired securities	$2,557,365	$27,648	$117,761	$2,723	$2,675,126	$30,371

      In addition to the available for sale portfolio, investment securities held by the Company include certain securities which are not readily marketable. These securities are carried at fair value, which in the absence of readily ascertainable market values or indications of impairment, may be represented by estimated fair value. These securities are shown in a separate non-marketable category of investment securities on the Company’s consolidated balance sheets, which at December 31, 2004 totaled $73,024,000. They included holdings of Federal Reserve Bank (FRB) stock totaling $23,282,000 and Federal Home Loan Bank (FHLB) stock of $27,421,000, which are required to be held for regulatory purposes and for borrowing availability. Investment in FRB stock is based on the capital structure of the bank, and investment in FHLB stock is tied to the borrowings level. The remainder of the securities in the non-marketable category were comprised of investments in venture capital and private equity concerns.
      The following table presents proceeds from sales of securities and the components of net securities gains.

(In thousands)	2004	2003	2002

Proceeds from sales	$252,464	$243,456	$299,626

Realized gains	$12,517	$8,599	$7,281
Realized losses	1,425	4,039	4,446

Net realized gains	$11,092	$4,560	$2,835

      Investment securities with a fair value of $2,343,700,000 and $1,990,831,000 were pledged at December 31, 2004 and 2003, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve discount window. Except for U.S. government and federal agency obligations, no investment in a single issuer exceeds 10% of stockholders’ equity.

5.	Land, Buildings and Equipment
      Land, buildings and equipment consist of the following at December 31, 2004 and 2003:

(In thousands)	2004	2003

Land	$72,194	$68,677
Buildings and improvements	393,711	384,826
Equipment	180,204	181,996

Total	646,109	635,499

Less accumulated depreciation and amortization	309,663	299,133

Net land, buildings and equipment	$336,446	$336,366

      Depreciation expense of $30,674,000, $30,918,000 and $28,140,000 for 2004, 2003 and 2002, respectively, was included in net occupancy expense, equipment expense and other expense in the consolidated income statements. Repairs and maintenance expense of $17,723,000, $18,369,000 and $17,107,000 for 2004, 2003 and 2002, respectively, was included in net occupancy expense, equipment expense and other expense. Interest expense capitalized on construction projects was $113,000 and $494,000 in 2004 and 2002, respectively.
      On December 22, 2004, the Missouri bank signed an agreement to purchase a multi-story office building and garage in downtown Kansas City. The agreement calls for the purchase of the 12-story building, which has 215,000 square feet of rentable area, and the attached garage for a price of $18 million. The property is being acquired from Tower Properties Company of which Commerce senior executives, David W. Kemper, CEO, and Jonathan M. Kemper, Vice-Chairman, also serve as directors. The purchase price is based on an independent outside appraisal and received the approval of the Company’s Board of Directors and independent Audit Committee.
6. Intangible Assets and Goodwill
      Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The transition requirements of Statement No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company first identified its reporting units, which were determined to be the three reportable segments of Consumer, Commercial, and Money Management. The carrying value of each reporting unit was then established by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The fair value of each reporting unit was determined and compared to the carrying amount of the reporting unit. Because the fair value of each of the reporting units exceeded the carrying value of the unit, no impairment of reporting unit goodwill was indicated. As a result, no impairment loss was recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of income.
      In conjunction with the acquisition of The Vaughn Group, Inc. in January 2003, the Company recorded goodwill of $5,298,000. The goodwill was allocated to the Company’s Commercial segment. During the second quarter of 2002, the Company sold several bank branches. Goodwill and other intangible assets, net of accumulated amortization, amounting to $1,273,000 were allocated to the assets sold in the determination of the gain. These intangible assets had previously been allocated to the Consumer segment.
      The following table presents information about the Company’s intangible assets.

	December 31, 2004		December 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(47,487)	$47,930	$(45,812)
Mortgage servicing rights	539	(483)	567	(501)

Total	$48,469	$(47,970)	$48,497	$(46,313)

      As of December 31, 2004, the Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets for the years ended December 31, 2004, 2003 and 2002 was $1,699,000, $1,794,000 and $2,323,000, respectively. Estimated annual amortization expense for the years 2005 through 2009 is as follows.

(In thousands)

2005	$463
2006	20
2007	20
2008	20
2009	20

      As a result of routine annual assessments, no impairment of intangible assets was recorded in 2004, 2003 or 2002. Further, the January 1, 2005 review revealed no impairments as of that date.

7. Deposits
      At December 31, 2004, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)

Due in 2005	$1,838,865
Due in 2006	373,624
Due in 2007	101,997
Due in 2008	51,852
Due in 2009	48,893
Thereafter	3,192

Total	$2,418,423

      At December 31, 2004, the scheduled maturities of time open and certificates of deposit over $100,000 were as follows:

	Certificates	Other Time
	of Deposit over	Deposits over
(In thousands)	$100,000	$100,000	Total

Due in 3 months or less	$303,920	$3,844	$307,764
Due in over 3 through 6 months	148,511	2,670	151,181
Due in over 6 through 12 months	191,707	6,752	198,459
Due in over 12 months	90,420	14,597	105,017

Total	$734,558	$27,863	$762,421

      Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated “Cash and due from banks” from everyday usage in the operation of the banks. The minimum reserve requirements for the subsidiary banks at December 31, 2004 totaled $157,567,000.

8. Borrowings
      Short-term borrowings of the Company consisted of federal funds purchased, securities sold under agreements to repurchase, and certain advances from the FHLB. All securities underlying the agreements to repurchase are under the Company’s control. The following table presents balance and interest rate information on these and other short-term borrowings.

		Year			Maximum
		End	Average	Average	Outstanding
		Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Borrower	Rate	Rate	Outstanding	Month End	December 31

Federal funds purchased and securities sold under agreements to repurchase	Subsidiary banks
2004		2.0%	1.2%	$1,827,428	$2,157,542	$1,913,878
2003		.9	1.0	1,550,211	2,106,044	2,106,044
2002		1.0	1.3	771,646	1,451,934	1,451,934
FHLB advances	Subsidiary banks
2004		—	—	—	—	—
2003		1.2	1.2	61,918	100,000	100,000
2002		—	—	—	—	—

      Debt of the Company which had an original term of greater than one year consisted of the following at December 31, 2004.

			Year
			End	Year
		Maturity	Weighted	End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary banks	2005	3.0%	$115,165
		2006	2.6	238,177
		2007	3.6	12,191
		2008	5.5	1,393
Nonrecourse lease financing notes	Bank leasing subsidiary	2005	6.0	1,391
		2006	5.6	3,071
		2007	5.0	2,766
		2008	6.0	147
Structured notes payable	Venture capital subsidiary	2007	0.0	3,726
		2012	0.0	7,515
Subordinated debentures	Subsidiary holding company	2030	10.9	4,000

Total long-term debt				$389,542

      Banking subsidiaries of the Company are members of the FHLB and have access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the respective borrowing bank. Rates in effect on these borrowings at December 31, 2004 ranged from 2.4% on floating rate debt to 7.1% on fixed rate debt. Approximately $66,926,000 of FHLB advances outstanding at December 31, 2004 had a fixed interest rate. All of the Company’s outstanding borrowings with the FHLB have prepayment penalties in their terms.

      Specified amounts of the Company’s lease receivables and underlying equipment in leasing transactions serve as collateral for nonrecourse lease financing notes from other financial institutions, which totaled $7,375,000 at December 31, 2004. In the event of a default by a lessee, the other financial institution has a first lien on the underlying lease equipment and chattel paper, with no further recourse against the Company.
      In 2001, the Company assumed $4,000,000 of subordinated debentures as a result of its acquisition of Breckenridge Bancshares Company (Breckenridge). These debentures, which are due in 2030 and are redeemable beginning in 2010, were issued to a wholly owned grantor trust (the Trust). Breckenridge had previously formed the Trust to issue preferred securities representing undivided beneficial interests in the assets of the Trust and to invest the gross proceeds of such preferred securities in the debentures of Breckenridge. While the Trust is accounted for as an unconsolidated equity investment under the requirements of Financial Interpretation 46 (revised), the trust preferred securities issued by the Trust qualify as Tier 1 Capital for regulatory purposes.
      Other long-term debt includes funds borrowed from third-party insurance companies by a venture capital subsidiary, a Missouri Certified Capital Company, to support its investment activities. Because the insurance companies receive tax credits, the borrowings do not bear interest. This debt is secured by assets of the subsidiary and letters of credit from an affiliate bank.
      Cash payments for interest on deposits and borrowings during 2004, 2003 and 2002 on a consolidated basis amounted to $113,131,000, $124,022,000 and $164,147,000, respectively.
9. Income Taxes
      Income tax expense (benefit) from operations for the years ended December 31, 2004, 2003 and 2002 consists of:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2004:
U.S. federal	$80,515	$2,957	$83,472
State and local	7,569	(240)	7,329

	$88,084	$2,717	$90,801

Year ended December 31, 2003:
U.S. federal	$92,053	$(11,513)	$80,540
State and local	4,288	(113)	4,175

	$96,341	$(11,626)	$84,715

Year ended December 31, 2002:
U.S. federal	$84,080	$11,033	$95,113
State and local	(3,072)	(122)	(3,194)

	$81,008	$10,911	$91,919

      Income tax expense (benefit) allocated directly to stockholders’ equity for the years ended December 31, 2004, 2003 and 2002 consists of:

(In thousands)	2004	2003	2002

Unrealized gain (loss) on securities available for sale	$(20,410)	$(14,233)	$33,830
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,305)	(1,524)	(1,668)
Minimum pension liability	—	—	2,129

Income tax expense (benefit) allocated to stockholders’ equity	$(22,715)	$(15,757)	$34,291

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

(In thousands)	2004	2003

Deferred tax assets:
Loans, principally due to allowance for loan losses	$58,449	$59,900
Unearned fee income	672	704
Deferred compensation	1,893	1,389
Accrued expenses	2,793	2,094
Stock options	7,937	7,464
Net operating loss carryforwards of acquired companies	1,356	1,356
Core deposit intangibles	98	—
Other	7,512	9,352

Total deferred tax assets	80,710	82,259

Valuation allowance	8,317	8,317

Adjusted deferred tax assets	72,393	73,942

Deferred tax liabilities:
Accretion on investment securities	652	299
Capitalized interest	692	456
Unrealized gain on securities available for sale	24,253	44,663
Land, buildings and equipment	49,631	50,280
Core deposit intangible	—	383
Pension benefit obligations	8,622	9,833

Total deferred tax liabilities	83,850	105,914

Net deferred tax liability	$(11,457)	$(31,972)

      Included in other deferred tax assets in the table above at December 31, 2004 and 2003 are certain assets which result from corporate reorganization activities. A valuation allowance of $8,317,000 has been recorded in the accompanying consolidated balance sheets to reduce those deferred tax assets because of uncertainty regarding the ultimate realization of tax benefits associated with capital losses. If certain conditions are satisfied and it becomes more likely than not that those deferred tax assets will be realized, the valuation allowance will be reversed, resulting in a reduction of income tax expense. Additionally, the Company acquired certain net operating loss carryforwards (NOLs) of approximately $4,343,000 in connection with the 2003 acquisition of The Vaughn Group, Inc. Remaining tax benefits from NOLs are $1,356,000. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize those NOLs, which expire no earlier than 2020.

      Actual income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

(In thousands)	2004	2003	2002

Computed “expected” tax expense	$108,900	$101,934	$100,880
Increase (reduction) in income taxes resulting from:
Amortization of goodwill	—	—	455
Tax exempt income	(1,226)	(1,376)	(1,324)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(994)	(861)	(703)
Contribution of appreciated assets	(136)	(356)	(420)
Federal tax credits	(406)	(437)	(1,312)
State and local income taxes	4,764	2,712	(2,076)
Corporate reorganization activities	(18,910)	(15,204)	(4,000)
Other, net	(1,191)	(1,697)	419

Total income tax expense	$90,801	$84,715	$91,919

      Cash payments of income taxes, net of refunds and interest received, amounted to $107,529,000, $89,181,000 and $102,635,000 on a consolidated basis during 2004, 2003 and 2002, respectively. The Parent had net receipts of $5,500,000, $2,682,000 and $14,968,000 during 2004, 2003 and 2002, respectively, from tax benefits.

10.	Employee Benefit Plans
      Employee benefits charged to operating expenses aggregated $39,943,000, $39,715,000 and $38,190,000 for 2004, 2003 and 2002, respectively. Substantially all of the Company’s current employees are covered by a noncontributory defined benefit pension plan, except that participation in the pension plan is not available to employees hired after June 30, 2003. Participants are fully vested after five years of service and the benefits are based on years of participation and average annualized earnings. Certain key executives also participate in a second pension plan that the Company funds only as retirement benefits are disbursed. The executive plan carries no segregated assets.
      On October 22, 2004, the Company’s Board of Directors approved a change to the employee benefits plans effective January 1, 2005. With this change, substantially all benefits accrued under both pension plans will be frozen and enhancements will be made to the employee 401K plan, thereby increasing future contributions to this 401K plan. These changes are not expected to have a material effect on the Company’s financial statements.
      The Company’s funding policy is to make contributions to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution may not be made in a particular year. The Company elected to make cash contributions of $6,009,000, $6,606,000 and $19,314,000 during fiscal 2004, 2003 and 2002, respectively. The minimum required contribution for 2005 is expected to be zero. The Company does not expect to make any further contributions other than minimal funding contributions to the executive pension plan.
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

      Benefit obligations of the executive pension plan at the September 30 valuation date are shown in the table immediately below. In all other tables presented, the two pension plans are presented on a combined basis.

(In thousands)	2004	2003

Projected benefit obligation	$839	$691
Accumulated benefit obligation	$839	$665

      The following items are components of the net pension cost for the years ended December 31, 2004, 2003 and 2002.

(In thousands)	2004	2003	2002

Service cost-benefits earned during the year	$4,984	$3,921	$3,330
Interest cost on projected benefit obligation	4,460	4,829	4,530
Expected return on plan assets	(6,403)	(5,198)	(5,075)
Amortization of transition asset	—	—	(638)
Amortization of prior service cost	(101)	(101)	(128)
Amortization of unrecognized net loss	1,208	2,044	752

Net periodic pension cost	$4,148	$5,495	$2,771

      The following table sets forth the pension plans’ funded status, using valuation dates of September 30, 2004 and 2003. In 2003, the actuarial method used to determine the benefit obligation was revised to the Traditional Unit Credit method in accordance with conclusions reached by the FASB Emerging Issues Task Force as described in Issue No. 03-4 regarding accounting for cash balance pension plans. The impact of this change was reflected as an actuarial gain as of the September 30, 2003 measurement.

(In thousands)	2004	2003

Change in projected benefit obligation

Projected benefit obligation at beginning of plan year	$77,190	$72,277
Service cost	4,884	3,821
Interest cost	4,460	4,829
Curtailments	(840)	—
Benefits paid	(4,495)	(4,112)
Actuarial (gain) loss	2,414	375

Projected benefit obligation at end of plan year	83,613	77,190

Change in plan assets

Fair value of plan assets at beginning of plan year	78,893	67,238
Actual return (loss) on plan assets	7,170	9,161
Employer contributions	6,009	6,606
Benefits paid	(4,495)	(4,112)

Fair value of plan assets at September 30	87,577	78,893

Funded status	3,964	1,703
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	19,832	20,516
Prior service benefit not yet recognized in net pension cost	—	(334)

Prepaid pension cost at September 30	$23,796	$21,885

      Employer contributions made after the September 30 valuation date but before the December 31 fiscal year end amounted to $2,000 in both 2004 and 2003. Amounts recognized on the December 31 balance sheets are as follows:

(In thousands)	2004	2003

Prepaid pension cost	$24,635	$22,670
Accrued benefit liability	(837)	(783)

Net amount recognized at December 31	$23,798	$21,887

      The accumulated benefit obligation was $83,613,000 and $76,414,000 on September 30, 2004 and 2003, respectively.
      The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2004	2003	2002

Determination of benefit obligation at year end:
Discount rate	5.75%	6.00%	6.75%
Rate of increase in future compensation levels	5.20%	5.20%	5.70%

Determination of net periodic benefit cost for year ended:
Discount rate	6.00%	6.75%	7.25%
Rate of increase in future compensation levels	5.20%	5.70%	5.70%
Long-term rate of return on assets	8.00%	8.00%	9.00%

      The weighted average asset allocation as of September 30 by asset category were as follows:

	2004	2003

Equity securities	63%	62%
Debt securities	34%	33%
Money market	3%	5%

Total	100%	100%

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
      The assumed overall expected long-term rate of return on pension plan assets used in calculating 2004 pension plan expense was 8%. Determination of the plan’s rate is based upon historical returns for equities and fixed income indexes. The average 10-year rolling return for an asset mix comparable to the Company’s pension plan is 9.3%. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. As shown above, with a target of over half of the plan’s investment to be in equities, the actual return for any one plan year may fluctuate significantly with changes in the stock market.

      The following future benefit payments are expected to be paid:

(In thousands)

2005	$4,649
2006	4,815
2007	5,002
2008	5,189
2009	5,347
2010-2014	28,848

      In addition to the pension plans, substantially all of the Company’s employees are covered by a contributory defined contribution (401K) plan, the Participating Investment Plan. Under the plan, the Company makes matching contributions, which aggregated $4,197,000 in 2004, $4,081,000 in 2003 and $4,955,000 in 2002.

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
      At December 31, 2004, 1,988,239 shares remain available for option grants under these programs. The following tables summarize option activity over the last three years and current options outstanding.

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,884,854	$28.57	3,845,474	$26.62	3,769,923	$23.64

Granted	479,464	47.49	597,253	33.81	652,961	36.62
Cancelled	(49,938)	39.03	(47,980)	34.21	(44,013)	31.78
Exercised	(765,355)	24.17	(509,893)	19.53	(533,397)	17.31

Outstanding at end of year	3,549,025	$31.92	3,884,854	$28.57	3,845,474	$26.62

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Range of Exercise Prices	December 31, 2004	Contractual Life	Price	December 31, 2004	Price

$11.87 - $21.14	518,635	1.5 years	$17.73	518,635	$17.73
$23.75 - $28.54	644,157	4.6 years	26.08	644,157	26.08
$28.84 - $33.76	1,352,028	6.3 years	32.85	1,079,166	32.62
$33.85 - $46.87	575,556	7.1 years	36.67	428,142	36.62
$47.51	458,649	9.2 years	47.51	114,621	47.51

$11.87 - $47.51	3,549,025	5.8 years	$31.92	2,784,721	$29.56

      Effective January 1, 2003, the Company voluntarily adopted the fair value recognition provisions of Statement No. 123 for stock-based employee compensation. All prior periods presented have been restated to reflect compensation cost recognized under the provisions of Statement No. 123 for all options granted to employees after January 1, 1995. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. Below are the fair values of options granted using the Black-Scholes option-pricing model, the model assumptions, and the compensation cost recognized under employee compensation option plans.

(Dollars in thousands, except per share data)	2004	2003	2002

Weighted per share average fair value at grant date	$12.38	$8.97	$9.35
Assumptions:
Dividend yield	1.9%	1.8%	1.6%
Volatility	24.1%	24.4%	24.6%
Risk-free interest rate	3.5%	3.5%	3.5%
Expected life	7.3 years	7.3 years	7.0 years
Compensation cost	$5,538	$5,371	$5,273

      The Company has a restricted stock award plan under which 647,320 shares of common stock were reserved, and 322,305 shares remain available for grant at December 31, 2004. The plan allows for awards to key employees, by action of the Board of Directors, with restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the restriction period. The restriction period may not exceed 10 years.

(Dollars in thousands)	2004	2003	2002

Awarded shares	56,491	29,008	20,965
Deferred compensation	$2,673	$1,014	$771
Compensation cost	$927	$721	$692
Unamortized deferred compensation at end of year	$3,542	$1,963	$1,800

      The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for this plan total 137,442 at December 31, 2004. In 2004, 14,901 shares were purchased at an average price of $45.67 and in 2003, 18,436 shares were purchased at an average price of $38.07.

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2004.

12.	Comprehensive Income
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

      The amount of income tax expense or benefit allocated to each component of other comprehensive income is as follows:

	Unrealized	Tax
	Before-Tax	(Expense)	Net of Tax
(In thousands)	Amount	or Benefit	Amount

Year ended December 31, 2004:
Unrealized gains on securities:
Unrealized holding gains (losses)	$(42,452)	$16,021	$(26,431)
Reclassification adjustment for (gains) losses included in net income	(11,259)	4,389	(6,870)

Net unrealized gains (losses)	(53,711)	20,410	(33,301)

Other comprehensive income (loss)	$(53,711)	$20,410	$(33,301)

Year ended December 31, 2003:
Unrealized gains on securities:
Unrealized holding gains (losses)	$(30,629)	$11,577	$(19,052)
Reclassification adjustment for (gains) losses included in net income	(6,826)	2,656	(4,170)

Net unrealized gains (losses)	(37,455)	14,233	(23,222)

Other comprehensive income (loss)	$(37,455)	$14,233	$(23,222)

Year ended December 31, 2002:
Unrealized gains on securities:
Unrealized holding gains (losses)	$95,078	$(36,190)	$58,888
Reclassification adjustment for (gains) losses included in net income	(6,052)	2,360	(3,692)

Net unrealized gains	89,026	(33,830)	55,196

Minimum pension liability adjustment	5,603	(2,129)	3,474

Other comprehensive income	$94,629	$(35,959)	$58,670

      The end of period components of accumulated other comprehensive income (loss) are as follows:

		Minimum	Accumulated
	Unrealized	Pension	Other
	Gains (Losses)	Liability	Comprehensive
(In thousands)	on Securities	Adjustment	Amount

Balance at December 31, 2002	$96,093	$—	$96,093
Current period change	(23,222)	—	(23,222)

Balance at December 31, 2003	72,871	—	72,871
Current period change	(33,301)	—	(33,301)

Balance at December 31, 2004	$39,570	$—	$39,570

13.	Segments
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
Segment Income Statement Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Year ended December 31, 2004:
Net interest income after provision for loan losses	$127,757	$187,545	$(7,584)	$307,718	$159,262	$466,980
Cost of funds allocation	123,234	(15,075)	14,893	123,052	(123,052)	—
Non-interest income	155,625	76,594	81,030	313,249	13,682	326,931

Total net revenue	406,616	249,064	88,339	744,019	49,892	793,911
Non-interest expense	269,644	134,179	59,205	463,028	19,741	482,769

Income before income taxes	$136,972	$114,885	$29,134	$280,991	$30,151	$311,142

Year ended December 31, 2003:
Net interest income after provision for loan losses	$115,488	$192,980	$(6,101)	$302,367	$159,349	$461,716
Cost of funds allocation	111,688	(26,071)	13,586	99,203	(99,203)	—
Non-interest income	142,654	71,600	79,834	294,088	7,579	301,667

Total net revenue	369,830	238,509	87,319	695,658	67,725	763,383
Non-interest expense	261,221	117,537	60,788	439,546	32,598	472,144

Income before income taxes	$108,609	$120,972	$26,531	$256,112	$35,127	$291,239

Year ended December 31, 2002:
Net interest income after provision for loan losses	$96,401	$213,771	$(7,700)	$302,472	$163,385	$465,857
Cost of funds allocation	153,012	(47,909)	15,913	121,016	(121,016)	—
Non-interest income	149,350	41,175	81,454	271,979	8,593	280,572

Total net revenue	398,763	207,037	89,667	695,467	50,962	746,429
Non-interest expense	269,588	95,107	60,380	425,075	33,125	458,200

Income before income taxes	$129,175	$111,930	$29,287	$270,392	$17,837	$288,229

      The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/ Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments.

Segment Balance Sheet Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Average balances for 2004:
Assets	$3,843,987	$4,473,030	$29,166	$8,346,183	$5,802,973	$14,149,156
Loans	3,714,404	4,409,467	184	8,124,055	6,058	8,130,113
Goodwill and other intangible assets	34,896	14,236	746	49,878	—	49,878
Deposits	7,557,998	2,363,811	371,195	10,293,004	36,280	10,329,284

Average balances for 2003:
Assets	$3,659,344	$4,543,115	$29,547	$8,232,006	$5,310,752	$13,542,758
Loans	3,529,827	4,479,000	305	8,009,132	327	8,009,459
Goodwill and other intangible assets	36,754	14,236	746	51,736	—	51,736
Deposits	7,543,048	2,169,359	308,548	10,020,955	(4,220)	10,016,735

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
14. Common Stock
      On December 13, 2004, the Company distributed a 5% stock dividend on its $5 par common stock for the eleventh consecutive year. All per share data in this report has been restated to reflect the stock dividend.
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

	For the Years Ended
	December 31

(In thousands)	2004	2003	2002

Weighted average common shares outstanding	70,027	72,710	75,195
Net effect of the assumed exercise of stock options – based on the treasury stock method using average market price for the respective periods	1,039	907	947

	71,066	73,617	76,142

      The table below shows activity in the outstanding shares of the Company’s common stock during 2004. Shares in the table below are presented on an historical basis and have not been restated for the 5% stock dividend in 2004.

(In thousands)

Shares outstanding at January 1, 2004	67,891
Issuance of stock:
Sales and awards under employee and director plans	718
5% stock dividend	3,274
Purchases of treasury stock	(3,621)
Other	(4)

Shares outstanding at December 31, 2004	68,258

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
      In October 2004, the Board of Directors approved additional purchases of the Company’s common stock, bringing the total purchase authorization to 5,000,000 shares. At December 31, 2004, 3,731,069 shares remain available to be purchased under this authorization. The Company has routinely used these reacquired shares to fund employee benefit programs and annual stock dividends.
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

      The capital amounts and ratios for the Company (on a consolidated basis) and its full-service banking subsidiaries at the last two year ends are as follows:

	2004			2003

	Actual			Actual
			Minimum			Minimum
(Dollars in thousands)	Amount	Ratio	Required(A)	Amount	Ratio	Required(A)

Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,492,009	13.57%	$879,499	$1,481,600	13.70%	$865,049
Commerce Bank, N.A. (Missouri)	1,044,869	10.39	804,514	972,708	10.45	744,855
Commerce Bank, N.A. (Illinois)(B)	N.A.	N.A.	N.A.	96,139	16.34	47,073
Commerce Bank, N.A. (Kansas)	106,652	16.01	53,291	107,763	15.94	54,092

Tier 1 Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,342,275	12.21%	$439,749	$1,331,439	12.31%	$432,525
Commerce Bank, N.A. (Missouri)	922,867	9.18	402,257	856,857	9.20	372,428
Commerce Bank, N.A. (Illinois)(B)	N.A.	N.A.	N.A.	88,771	15.09	23,537
Commerce Bank, N.A. (Kansas)	98,294	14.76	26,645	99,282	14.68	27,046

Tier 1 Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,342,275	9.60%	$559,119	$1,331,439	9.71%	$548,759
Commerce Bank, N.A. (Missouri)	922,867	7.28	507,085	856,857	7.39	463,662
Commerce Bank, N.A. (Illinois)(B)	N.A.	N.A.	N.A.	88,771	10.03	35,413
Commerce Bank, N.A. (Kansas)	98,294	8.81	44,615	99,282	8.85	44,856

(A)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(B)	The Illinois charter was merged into the Missouri charter in 2004.
     Management believes that the Company meets all capital requirements to which it is subject at December 31, 2004.
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

      The estimated fair values of the Company’s financial instruments are as follows:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans	$8,305,359	$8,410,136	$8,142,679	$8,252,145
Available for sale investment securities	4,754,941	4,754,941	4,956,668	4,956,668
Trading securities	9,403	9,403	9,356	9,356
Non-marketable securities	73,024	73,024	73,170	73,170
Federal funds sold and securities purchased under agreements to resell	68,905	68,905	108,120	108,120
Accrued interest receivable	66,656	66,656	68,342	68,342
Derivative instruments	872	872	995	995
Cash and due from banks	585,815	585,815	567,123	567,123

Financial Liabilities
Non-interest bearing demand deposits	$1,943,771	$1,943,771	$1,716,214	$1,716,214
Savings, interest checking and money market deposits	6,072,115	6,072,115	6,080,543	6,080,543
Time open and C.D.’s	2,418,423	2,423,112	2,409,451	2,442,602
Federal funds purchased and securities sold under agreements to repurchase	1,913,878	1,913,878	2,106,044	2,106,044
Other borrowings	389,542	391,075	403,853	407,636
Accrued interest payable	20,294	20,294	20,706	20,706
Derivative instruments	1,475	1,475	2,081	2,081

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
      One of the Company’s primary risks associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the public’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. Over the longer term, rising interest rates have a negative effect on interest margins as funding sources become more expensive relative to these fixed rate loans that do not re-price as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company enters into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. Certain swaps have been designated as fair value hedges. The amount of hedge ineffectiveness on these swaps was recorded in interest income in the accompanying consolidated income statements. The Company also has several matching stand alone swaps, whose fair values offset each other with no impact to income.
      The Company’s mortgage banking operation makes commitments to extend fixed rate loans secured by 1-4 family residential properties, which are considered to be derivative instruments. These commitments have an average term of 60 to 90 days. The Company’s general practice is to sell such loans in the secondary market. During the term of the loan commitment, the value of the loan commitment changes in inverse proportion to changes in market interest rates. The Company obtains forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts are matched to a specific loan on a “best efforts” basis, in which the Company is obligated to deliver the loan only if the loan closes. Hedge accounting has not been applied to these activities. These unrealized gains and losses were recorded in mortgage banking revenue.
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
      At December 31, 2004, the total notional amount of derivatives held by the Company amounted to $89,894,000. Derivatives with positive fair values of $872,000 were recorded in other assets and derivatives with negative fair values of $1,475,000 were recorded as other liabilities at December 31, 2004. Changes in the fair values of the derivatives and hedged loans, as shown in the table below, were recognized in current earnings.

(In thousands)

Unrealized gain (loss)
resulting from change in fair value	2004	2003	2002

Swaps/hedged loans	$(1)	$7	$30
Mortgage loan commitments	(65)	(292)	429
Mortgage loan sale contracts	31	63	(979)
Foreign exchange contracts	58	(59)	(34)

Total	$23	$(281)	$(554)

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

18. Commitments, Contingencies and Guarantees
      The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $5,505,000, $4,440,000 and $4,122,000 in 2004, 2003 and 2002, respectively. A summary of minimum lease commitments follows:

(In thousands)
	Type of Property

	Real
Year Ended December 31	Property	Equipment	Total

2005	$5,055	$220	$5,275
2006	4,796	208	5,004
2007	3,741	184	3,925
2008	2,892	73	2,965
2009	2,558	2	2,560
After	30,960	—	30,960

Total minimum lease payments			$50,689

      All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2005.
      The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2004	2003

Commitments to extend credit:
Credit card	$3,102,137	$2,962,369
Other	3,202,582	2,974,215
Standby letters of credit, net of participations	328,870	306,730
Commercial letters of credit	24,076	25,942

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
      At December 31, 2004, a liability in the amount of $4.6 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $328.9 million at December 31, 2004.
      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and are redeemable beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was $15.0 million at December 31, 2004. At December 31, 2004, the Company had a recorded liability of $4.1 million in principal and accrued interest to date, representing amounts owed to the security holders.
      In the normal course of business, the Company had certain lawsuits pending at December 31, 2004. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

19.	Parent Company Condensed Financial Statements
      Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:
Condensed Balance Sheets

	December 31

(In thousands)	2004	2003

Assets
Investment in consolidated subsidiaries:
Banks	$1,072,601	$1,132,287
Non-banks	42,196	40,349
Receivables from subsidiaries, net of borrowings	367	3,566
Cash	26	26
Investment securities:
Available for sale	279,707	247,053
Non-marketable	4,612	3,907
Prepaid pension cost	24,635	22,670
Other assets	14,811	11,785

Total assets	$1,438,955	$1,461,643

Liabilities and stockholders’ equity
Accounts payable, accrued taxes and other liabilities	$12,075	$10,689

Total liabilities	12,075	10,689
Stockholders’ equity	1,426,880	1,450,954

Total liabilities and stockholders’ equity	$1,438,955	$1,461,643

Condensed Statements of Income

	For the Years Ended December 31

(In thousands)	2004	2003	2002

Income
Dividends received from consolidated subsidiaries:
Banks	$253,017	$195,482	$199,781
Non-banks	280	200	245
Earnings of consolidated subsidiaries, net of dividends	(22,786)	18,756	4,128
Interest and dividends on investment securities	3,494	2,930	3,452
Interest on securities purchased under agreements to resell	—	—	33
Management fees charged subsidiaries	32,989	35,253	38,483
Net gains (losses) on securities transactions	50	657	(675)
Other	1,481	1,468	2,755

Total income	268,525	254,746	248,202

Expense
Salaries and employee benefits	32,378	34,302	36,834
Professional fees	3,033	3,890	3,385
Data processing fees paid to affiliates	12,678	10,708	11,337
Other	7,695	5,782	7,288

Total expense	55,784	54,682	58,844

Income tax expense (benefit)	(7,600)	(6,460)	(6,952)

Net income	$220,341	$206,524	$196,310

Condensed Statements of Cash Flows

	For the Years Ended December 31

(In thousands)	2004	2003	2002

Operating Activities
Net income	$220,341	$206,524	$196,310
Adjustments to reconcile net income to net cash provided by operating activities:
(Earnings) losses of consolidated subsidiaries, net of dividends	22,786	(18,756)	(4,128)
Other adjustments, net	1,880	830	617

Net cash provided by operating activities	245,007	188,598	192,799

Investing Activities
Increase in investment in subsidiaries, net	(146)	(13,897)	(696)
(Increase) decrease in receivables from subsidiaries, net	3,199	2,547	(8,469)
Proceeds from sales of investment securities	580	12,275	554
Proceeds from maturities of investment securities	99,260	390,070	802,031
Purchases of investment securities	(130,493)	(410,064)	(885,592)
Net decrease in securities purchased under agreements to resell	—	—	14,816
Net purchases of equipment	(29)	(2,778)	(31)

Net cash used in investing activities	(27,629)	(21,847)	(77,387)

Financing Activities
Purchases of treasury stock	(173,829)	(125,724)	(83,879)
Issuance under stock purchase, option and benefit plans	15,281	8,682	8,916
Net tax benefit related to stock option plans	2,305	1,524	1,668
Cash dividends paid on common stock	(61,135)	(51,266)	(42,185)

Net cash used in financing activities	(217,378)	(166,784)	(115,480)

Decrease in cash	—	(33)	(68)
Cash at beginning of year	26	59	127

Cash at end of year	$26	$26	$59

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
      In 2003, the Parent paid $2,500,000 related to the Vaughn acquisition and contributed $10,000,000 to this new subsidiary for the reduction of third-party debt. In 2004, subsidiary banks distributed dividends in excess of current year net income, while remaining within regulatory capital guidelines.
      At December 31, 2004, the Parent had a $20,000,000 line of credit for general corporate purposes with a subsidiary bank. During 2004, the Parent had no borrowings from the subsidiary bank.
      Available for sale investment securities held by the Parent consist of short-term investments in mutual funds, U.S. government and federal agency securities, mortgage-backed securities, common stock and commercial paper. The fair value of these securities included an unrealized gain of $32,826,000 at December 31, 2004. The corresponding net of tax unrealized gain included in stockholders’ equity was $20,350,000. Also included in stockholders’ equity was the unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $19,220,000 at December 31, 2004.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
      There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9a.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Commerce Bancshares, Inc.:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Commerce Bancshares, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.
Kansas City, Missouri
February 25, 2005

Item 9b.	OTHER INFORMATION
      None
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by Items 401 and 405 of Regulation S-K regarding executive officers is included in Part I under the caption “Executive Officers of the Registrant” and under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee”, and “Audit Committee Report” in the definitive proxy statement, which is incorporated herein by reference.
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
      The information required by Items 201(d) and 403 of Regulation S-K is covered under the captions “Equity Compensation Plan” and “Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management” in the definitive proxy statement, which is incorporated herein by reference.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
      (a) The following documents are filed as a part of this report:

		Page

(1)	Financial Statements:
	Consolidated Balance Sheets	48
	Consolidated Statements of Income	49
	Consolidated Statements of Cash Flows	50
	Consolidated Statements of Stockholders’ Equity	51
	Notes to Consolidated Financial Statements	52
	Summary of Quarterly Statements of Income	46
(2)	Financial Statements Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.
      (b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2.)

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 25th day of February 2005.

Commerce Bancshares, Inc.

By:	/s/ J. Daniel Stinnett

J. Daniel Stinnett
Vice President and Secretary
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February 2005.

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
      10 – Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

(a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of July 31, 1998 was filed in quarterly report on Form 10-Q dated May 10, 2002, and the same is hereby incorporated by reference.

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

(e) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of April 2001 was filed in quarterly report on Form 10-Q dated May 8, 2001, and the same is hereby incorporated by reference.

(f) Commerce Executive Retirement Plan amended and restated as of January 1, 2005 was filed in current report on Form 8-K dated January 4, 2005, and the same is hereby incorporated by reference.

(g) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of April 21, 2004 was filed in quarterly report on Form 10-Q dated August 4, 2004, and the same is hereby incorporated by reference.

(h) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

(i) Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001 was filed in quarterly report on Form 10-Q dated May 8, 2001, and the same is hereby incorporated by reference.

E-1

(j) Commerce Bancshares, Inc. 2005 Compensatory Arrangement with CEO and Named Executive Officers was filed in current report on Form 8-K dated February 3, 2005, and the same is hereby incorporated by reference.
      21 – Subsidiaries of the Registrant
      23 – Consent of Independent Registered Public Accounting Firm
      24 – Power of Attorney
      31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-2