Form 10-Q
period 2005-03-31
COMMERCE BANCSHARES INC /MO/
filed 2005-05-06
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
------------------------------------------------------
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  X  No
As of April 29, 2005, the registrant had outstanding 66,815,760 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries
Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$8,406,110	$8,305,359
Allowance for loan losses	(130,960)	(132,394)

Net loans	8,275,150	8,172,965

Investment securities:
Available for sale	4,442,210	4,754,941
Trading	13,154	9,403
Non-marketable	74,965	73,024

Total investment securities	4,530,329	4,837,368

Federal funds sold and securities purchased under agreements to resell	179,107	68,905
Cash and due from banks	502,362	585,815
Land, buildings and equipment, net	368,512	336,446
Goodwill	48,522	48,522
Other intangible assets, net	118	499
Other assets	199,172	199,848

Total assets	$14,103,272	$14,250,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,347,994	$1,943,771
Savings, interest checking and money market	6,552,169	6,072,115
Time open and C.D.’s of less than $100,000	1,700,853	1,656,002
Time open and C.D.’s of $100,000 and over	1,084,407	762,421

Total deposits	10,685,423	10,434,309

Federal funds purchased and securities sold under agreements to repurchase	1,566,914	1,913,878
Other borrowings	388,328	389,542
Other liabilities	91,038	85,759

Total liabilities	12,731,703	12,823,488

Stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 69,409,882 shares	347,049	347,049
Capital surplus	389,945	392,156
Retained earnings	737,006	703,293
Treasury stock of 2,153,807 shares in 2005 and 1,072,098 shares in 2004, at cost	(103,696)	(51,646)
Other	(4,153)	(3,542)
Accumulated other comprehensive income	5,418	39,570

Total stockholders’ equity	1,371,569	1,426,880

Total liabilities and stockholders’ equity	$14,103,272	$14,250,368

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31

(In thousands, except per share data)	2005	2004

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$118,523	$104,009
Interest on investment securities	41,746	44,592
Interest on federal funds sold and securities purchased under agreements to resell	584	186

Total interest income	160,853	148,787

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	10,457	6,172
Time open and C.D.’s of less than $100,000	10,392	9,899
Time open and C.D.’s of $100,000 and over	6,352	3,265
Interest on federal funds purchased and securities sold under agreements to repurchase	9,418	4,456
Interest on other borrowings	2,757	2,011

Total interest expense	39,376	25,803

Net interest income	121,477	122,984
Provision for loan losses	2,368	10,250

Net interest income after provision for loan losses	119,109	112,734

NON-INTEREST INCOME
Trust fees	16,394	16,164
Deposit account charges and other fees	24,301	25,522
Bank card transaction fees	19,507	17,600
Trading account profits and commissions	2,614	3,826
Consumer brokerage services	2,497	2,354
Loan fees and sales	3,440	3,653
Net gains on securities transactions	3,612	8,951
Other	8,326	7,899

Total non-interest income	80,691	85,969

NON-INTEREST EXPENSE
Salaries and employee benefits	70,180	68,016
Net occupancy	9,778	10,166
Equipment	5,691	5,858
Supplies and communication	8,213	7,944
Data processing and software	11,455	10,630
Marketing	3,862	3,704
Intangible assets amortization	381	436
Other	14,362	12,158

Total non-interest expense	123,922	118,912

Income before income taxes	75,878	79,791
Less income taxes	26,032	28,467

Net income	$49,846	$51,324

Net income per share — basic	$.74	$.72
Net income per share — diluted	$.73	$.71

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Number of						Other
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury		Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Other	Income	Total

	(Unaudited)
Balance January 1, 2005	69,409,882	$347,049	$392,156	$703,293	$(51,646)	$(3,542)	$39,570	$1,426,880

Net income				49,846				49,846
Change in unrealized gain on available for sale securities							(34,152)	(34,152)

Total comprehensive income								15,694

Purchase of treasury stock					(60,830)			(60,830)
Issuance of stock under purchase and option plans			(4,835)		7,885			3,050
Net tax benefit related to stock option plans			135					135
Stock based compensation			2,500			273		2,773
Issuance of stock under restricted stock award plan			(11)		895	(884)		—
Cash dividends paid ($.240 per share)				(16,133)				(16,133)

Balance March 31, 2005	69,409,882	$347,049	$389,945	$737,006	$(103,696)	$(4,153)	$5,418	$1,371,569

Balance January 1, 2004	68,636,548	$343,183	$359,300	$707,136	$(29,573)	$(1,963)	$72,871	$1,450,954

Net income				51,324				51,324
Change in unrealized gain on available for sale securities							30,367	30,367

Total comprehensive income								81,691

Purchase of treasury stock					(41,421)			(41,421)
Issuance of stock under purchase and option plans			(5,770)		10,495			4,725
Net tax benefit related to stock option plans			625					625
Stock based compensation			2,512			211		2,723
Issuance of stock under restricted stock award plan			65		1,301	(1,366)		—
Cash dividends paid ($.219 per share)				(15,501)				(15,501)

Balance March 31, 2004	68,636,548	$343,183	$356,732	$742,959	$(59,198)	$(3,118)	$103,238	$1,483,796

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31

(In thousands)	2005	2004

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$49,846	$51,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,368	10,250
Provision for depreciation and amortization	10,456	10,213
Amortization of investment security premiums, net	6,951	9,458
Net gains on securities transactions(A)	(3,612)	(8,951)
Net gains on sales of mortgage loans held for sale	(261)	(290)
Originations of mortgage loans held for sale	(23,152)	(16,971)
Proceeds from sales of mortgage loans held for sale	16,677	18,463
Net increase in trading securities	(12,292)	(7,938)
Stock based compensation	2,773	2,723
Decrease in interest receivable	6,249	5,166
Increase (decrease) in interest payable	3,115	(302)
Increase in income taxes payable	26,047	29,867
Other changes, net	(4,727)	(19,306)

Net cash provided by operating activities	80,438	83,706

INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	926,069	152,118
Proceeds from maturities/pay downs of investment securities(A)	304,611	375,056
Purchases of investment securities(A)	(978,281)	(832,630)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(110,202)	36,475
Net increase in loans	(97,982)	(17,502)
Purchases of land, buildings and equipment	(32,922)	(8,597)
Sales of land, buildings and equipment	404	311

Net cash provided by (used in) investing activities	11,697	(294,769)

FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings, interest checking and money market deposits	(120,512)	(58,784)
Net increase in time open and C.D.’s	366,837	106,442
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(346,964)	(37,879)
Additional long-term borrowings	—	100,000
Repayment of long-term borrowings	(1,171)	(2,723)
Net decrease in short-term borrowings	—	(1,620)
Purchases of treasury stock	(60,830)	(41,421)
Issuance of stock under purchase and option plans	3,050	4,725
Net tax benefit related to stock option plans	135	625
Cash dividends paid on common stock	(16,133)	(15,501)

Net cash provided by (used in) financing activities	(175,588)	53,864

Decrease in cash and cash equivalents	(83,453)	(157,199)
Cash and cash equivalents at beginning of year	585,815	567,123

Cash and cash equivalents at March 31	$502,362	$409,924

(A) Available for sale and non-marketable securities

Income tax payments, net of refunds	$444	$268
Interest paid on deposits and borrowings	$36,261	$26,105

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 (Unaudited)

1.	Principles of Consolidation and Presentation
      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2004 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be attained for the full year or any other interim periods.
      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2004 Annual Report on Form 10-K.

2.	Allowance for Loan Losses
      The following is a summary of the allowance for loan losses for the three months ended March 31, 2005 and 2004.

(In thousands)	2005	2004

Balance, January 1	$132,394	$135,221

Additions:
Provision for loan losses	2,368	10,250

Total additions	2,368	10,250

Deductions:
Loan losses	9,500	16,476
Less recoveries on loans	5,698	4,097

Net loan losses	3,802	12,379

Balance, March 31	$130,960	$133,092

3.	Investment Securities
      Investment securities, at fair value, consist of the following at March 31, 2005 and December 31, 2004.

	March 31	December 31
(In thousands)	2005	2004

Available for sale
U.S. government and federal agency obligations	$1,210,988	$1,746,365
State and municipal obligations	65,882	66,389
Mortgage-backed securities	1,788,232	1,336,982
Other asset-backed securities	1,103,938	1,323,999
Other debt securities	47,778	50,240
Equity securities	225,392	230,966
Trading	13,154	9,403
Non-marketable	74,965	73,024

Total investment securities	$4,530,329	$4,837,368

      U.S. government and federal agency obligations included government-sponsored agencies of $1,001,983,000 at March 31, 2005 and $1,344,298,000 at December 31, 2004.

      Equity securities included short-term investments in money market mutual funds of $158,567,000 at March 31, 2005 and $187,705,000 at December 31, 2004. Equity securities also included $22,132,000 in FNMA preferred stock at March 31, 2005.
      Non-marketable securities primarily included securities held for debt and regulatory purposes, which amounted to $50,682,000 and $50,703,000 at March 31, 2005 and December 31, 2004, respectively, in addition to venture capital and private equity investments, which amounted to $24,218,000 and $22,278,000 at the respective dates.

4.	Intangible Assets
      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	March 31, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(47,867)	$47,930	$(47,487)
Mortgage servicing rights	538	(483)	539	(483)

Total	$48,468	$(48,350)	$48,469	$(47,970)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $381,000 and $436,000, respectively, for the three month periods ended March 31, 2005 and 2004. Estimated annual amortization expense for the years 2005 through 2009 is as follows.

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
      At March 31, 2005, a liability in the amount of $4,164,000, representing the carrying value of the guarantee obligations associated with the standby letters of credit mentioned above, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $331,440,000 at March 31, 2005.

      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and may be redeemed beginning in 2010. The maximum potential future payments guaranteed by the Company, which include future interest and principal payments through maturity, was approximately $14,845,000 at March 31, 2005. At March 31, 2005, the Company had a recorded liability of $4,036,000 in principal and accrued interest to date, representing amounts owed to the security holders.

6.	Pension
      The amount of net pension cost for the three months ended March 31, 2005 and 2004 is as follows:

	For the
	Three Months
	Ended March 31

(In thousands)	2005	2004

Service cost – benefits earned during the period	$365	$1,251
Interest cost on projected benefit obligation	1,170	1,135
Expected return on plan assets	(1,705)	(1,592)
Amortization of prior service cost	—	(25)
Amortization of unrecognized net loss	280	316

Net periodic pension cost	$110	$1,085

      As discussed in the Company’s 2004 Annual Report on Form 10-K, effective January 1, 2005, substantially all benefits accrued under the Company’s pension plans were frozen. During the first quarter of 2005, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to its supplemental executive retirement plan, which carries no segregated assets. The Company does not expect to make any further contributions, other than those related to the supplemental executive retirement plan, during the remainder of 2005.

7.	Common Stock
      The shares used in the calculation of basic and diluted income per share are shown below.

	For the
	Three Months
	Ended March 31

(In thousands)	2005	2004

Weighted average common shares outstanding	67,641	71,089
Net effect of the assumed exercise of stock options — based on the treasury stock method using average market price for the respective periods	941	1,128

	68,582	72,217

8.	Comprehensive Income (Loss)
      The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the
	Three Months
	Ended March 31

(In thousands)	2005	2004

Unrealized holding gains (losses)	$(52,255)	$57,221
Reclassification adjustment for gains included in net income	(2,829)	(8,242)

Net unrealized gains (losses) on securities	(55,084)	48,979
Income tax expense (benefit)	(20,932)	18,612

Other comprehensive income (loss)	$(34,152)	$30,367

9.	Segments
      The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The Consumer segment includes the retail branch network, consumer finance, bank card, student loans and discount brokerage services. The Commercial segment provides corporate lending, leasing, and international services, as well as business, government deposit and cash management services. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment management services.
      The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues among the three segments.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended March 31, 2005:
Net interest income after provision for loan losses	$32,356	$58,587	$(4,221)	$86,722	$32,387	$119,109
Cost of funds allocation	37,917	(9,619)	6,319	34,617	(34,617)	—
Non-interest income	38,315	17,651	20,136	76,102	4,589	80,691

Total net revenue	108,588	66,619	22,234	197,441	2,359	199,800
Non-interest expense	69,320	34,553	14,854	118,727	5,195	123,922

Income before income taxes	$39,268	$32,066	$7,380	$78,714	$(2,836)	$75,878

Three Months Ended March 31, 2004:
Net interest income after provision for loan losses	$32,025	$41,035	$(1,705)	$71,355	$41,379	$112,734
Cost of funds allocation	27,289	(3,474)	3,510	27,325	(27,325)	—
Non-interest income	36,041	18,481	20,770	75,292	10,677	85,969

Total net revenue	95,355	56,042	22,575	173,972	24,731	198,703
Non-interest expense	66,415	33,173	15,128	114,716	4,196	118,912

Income before income taxes	$28,940	$22,869	$7,447	$59,256	$20,535	$79,791

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
      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. At March 31, 2005, the Company had interest rate swaps with a total notional amount of $57,958,000, of which three swaps with a notional amount of $21,952,000 were designated as fair value hedges of certain fixed rate loans. The remaining swaps are matching stand alone instruments, whose fair values offset each other with no impact to income. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currency transactions for customers at a specific future date. Also, mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation in which fixed rate personal real estate loans are originated and sold to other institutions.
      The Company’s usage of derivative instruments is detailed below.

	March 31, 2005			December 31, 2004

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$57,958	$515	$(776)	$49,963	$649	$(1,273)
Foreign exchange contracts:
Forward contracts	9,984	95	(31)	13,031	171	(173)
Options written/purchased	2,853	—	—	2,853	12	(12)
Mortgage loan commitments	8,745	1	(55)	8,319	1	(13)
Mortgage loan forward sale contracts	19,230	244	(1)	15,728	39	(4)

Total	$98,770	$855	$(863)	$89,894	$872	$(1,475)

11.	Income Taxes
      For the first quarter of 2005 income tax expense amounted to $26,032,000, compared to $28,467,000 in the first quarter of 2004. The effective income tax rate for the Company was 34.3% in the current quarter compared to 35.7% in the same quarter last year. The Company has income tax benefits totaling approximately $13,705,000 associated with corporate reorganization activities, which will not be recognized until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2005. It is not expected that material tax benefits of this nature will continue beyond 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2004 Annual Report on Form  10-K. Results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be attained for any other period.

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
      The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, nevertheless, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, lease, construction and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage, credit card and consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Further discussion of the methodologies used in establishing the allowance is provided in the Provision and Allowance for Loan Losses section of this discussion.
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
      The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact the Company’s financial position and its results of operations. Further discussion of income taxes, including estimates of future income tax expense, is presented in the Income Taxes section of this discussion.
Selected Financial Data

	Three Months
	Ended March 31

	2005	2004

Per Share Data
Net income — basic	$.74	$.72
Net income — diluted	.73	.71
Cash dividends	.240	.219
Book value	20.42	20.99
Market price	48.20	45.44
Selected Ratios
(Based on average balance sheets)
Loans to deposits	79.45%	79.87%
Non-interest bearing deposits to total deposits	7.34	12.10
Equity to loans	16.85	17.99
Equity to deposits	13.38	14.37
Equity to total assets	10.01	10.32
Return on total assets	1.44	1.45
Return on total stockholders’ equity	14.35	14.09
(Based on end-of-period data)
Efficiency ratio*	62.22	59.24
Tier I capital ratio	12.09	12.12
Total capital ratio	13.45	13.47
Leverage ratio	9.46	9.53

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions)

Results of Operations
Summary

	Three Months Ended		Increase
	March 31		(decrease)

(Dollars in thousands)	2005	2004	Amount	Percent

Net interest income	$121,477	$122,984	$(1,507)	(1.2)%
Provision for loan losses	(2,368)	(10,250)	(7,882)	(76.9)
Non-interest income	80,691	85,969	(5,278)	(6.1)
Non-interest expense	(123,922)	(118,912)	5,010	4.2
Income taxes	(26,032)	(28,467)	(2,435)	(8.6)

Net income	$49,846	$51,324	$(1,478)	(2.9)%

      For the quarter ended March 31, 2005, net income amounted to $49.8 million, a decrease of $1.5 million, or 2.9%, from the first quarter of the previous year. The annualized return on assets was 1.44% and the annualized return on equity totaled 14.4%. For the quarter, the efficiency ratio amounted to 62.2%. The decrease in net income from the first quarter of last year resulted mainly from a decrease in gains on investment securities sales, lower net interest income and higher expenses. However, higher expenses were offset by a decrease in the provision for loan losses. Diluted earnings per share was $.73, an increase of 2.8% over $.71 per share in the first quarter of 2004.
Net Interest Income
      The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.
Analysis of Changes in Net Interest Income

	Three Months Ended March 31,
	2005 vs. 2004

	Change due to

	Average	Average
(In thousands)	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$3,042	$11,518	$14,560
Investment securities:
U.S. government and federal agency securities	(3,492)	(750)	(4,242)
State and municipal obligations	(90)	(89)	(179)
Mortgage and asset-backed securities	24	362	386
Other securities	304	837	1,141

Total interest on investment securities	(3,254)	360	(2,894)

Federal funds sold and securities purchased under agreements to resell	75	323	398

Total interest income	(137)	12,201	12,064

Interest expense:
Deposits:
Savings	9	(3)	6
Interest checking and money market	219	4,060	4,279
Time open & C.D.’s of less than $100,000	(494)	987	493
Time open & C.D.’s of $100,000 and over	906	2,181	3,087

Total interest on deposits	640	7,225	7,865

Federal funds purchased and securities sold under agreements to repurchase	(549)	5,511	4,962
Other borrowings	(219)	1,034	815

Total interest expense	(128)	13,770	13,642

Net interest income, fully taxable equivalent basis	$(9)	$(1,569)	$(1,578)

     Net interest income for the first quarter of 2005 was $121.5 million, a 1.2% decrease from the first quarter of 2004. The decline in net interest income was mainly the result of higher rates on deposits and short-term borrowings and a reduction in average balances of investment securities, the total of which reduced net interest income by $16.0 million. Offsetting these reductions to net interest income were the effects of higher average rates earned on loans and growth in average loan balances, which had the combined effect of increasing net interest income by $14.6 million. The net interest rate margin was 3.79% for the first quarter of 2005, compared to 3.78% in the first quarter of 2004 and 3.80% in the fourth quarter of 2004.
      Total interest income increased $12.1 million, or 8.1%, over the first quarter of 2004. The increase was the result of a 61 basis point increase in rates earned on loans and a $216.4 million increase in average loan balances. The growth in average loans occurred mainly due to increases of $141.5 million in business, $54.4 million in credit card, and $55.3 million in home equity loans. This growth was partially offset by decreases in interest income due to a reduction in average balances of investment securities. Compared to the first quarter of 2004, investment securities declined on average by $347.7 million mainly due to sales of U.S. government agency, asset-backed, and inflation-indexed treasury securities. The average tax equivalent yield on interest earning assets was 5.02% in the first quarter of 2005 compared to 4.57% in the first quarter of 2004.
      Total interest expense increased $13.6 million, or 52.6% compared to the first quarter of 2004, due mainly to a 26 basis point increase in average rates paid on interest bearing deposits, with the largest effects shown in the Company’s Premium Money Market deposit accounts as well as short-term certificates of deposit. Interest expense also increased because of higher average rates paid on short-term borrowings of federal funds purchased and repurchase agreements. Average rates paid on all interest bearing liabilities increased to 1.36% in the first quarter of 2005 compared to .91% in the first quarter of 2004.
      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.
Non-Interest Income

	Three Months		Increase
	Ended March 31		(decrease)

(Dollars in thousands)	2005	2004	Amount	Percent

Trust fees	$16,394	$16,164	$230	1.4%
Deposit account charges and other fees	24,301	25,522	(1,221)	(4.8)
Bank card transaction fees	19,507	17,600	1,907	10.8
Trading accounts profits and commissions	2,614	3,826	(1,212)	(31.7)
Consumer brokerage services	2,497	2,354	143	6.1
Loan fees and sales	3,440	3,653	(213)	(5.8)
Net gains on securities transactions	3,612	8,951	(5,339)	(59.6)
Other	8,326	7,899	427	5.4

Total non-interest income	$80,691	$85,969	$(5,278)	(6.1)%

Non-interest income as a % of total revenue*	39.9%	41.1%
Total revenue per full-time equivalent employee	$41.8	$43.1

* Total revenue is calculated as net interest income plus non-interest income.
      For the first quarter of 2005, total non-interest income amounted to $80.7 million compared with $86.0 million in the same quarter last year, or a decrease of 6.1%. This decrease resulted primarily from lower net securities gains. Excluding the effect of net securities gains, non-interest income grew slightly. Other declines in non-interest income occurred in deposit account fees and bond trading income, which were partly offset by higher bank card fees. Deposit account fees in the first quarter of 2005 declined by 4.8% from the same quarter last year as a result of lower commercial cash management fees, which were down $1.5 million this year. Since many of these services are paid for with compensating balances, rising interest rates have made deposits more valuable thus lowering fees paid by customers for these services. Bond trading income decreased 31.7% due to lower demand by business and correspondent bank customers. Bank card fees for the quarter increased 10.8% over the same period last year, primarily resulting from a 17.8% increase in debit card interchange fees and a 13.5% increase in credit card interchange fees, reflecting continued strong payment systems transaction volumes. Trust fees for the quarter showed modest growth of 1.4% compared to the same period last year, while revenues from brokerage activities increased by 6.1%. Loan fees and sales revenue declined 5.8% mainly due to a seasonal decline in mortgage loan originations during the quarter, which resulted in fewer sales to the secondary market. Loan fees and sales also included gains on the sales of student loans, which totaled $2.3 million in the first quarters of both 2005 and 2004. Other non-interest income for the quarter included higher revenues from insurance activities.
      Net securities gains in the first quarter of 2005 amounted to $3.6 million compared with net securities gains of $9.0 million in the same period last year. During the first quarter of 2005, the Company undertook initiatives to review and re-position its investment securities portfolio to address such things as concentration, duration and interest rate risk. Consequently, during the first quarter of 2005, the Company sold available for sale investment securities totaling $922.3 million. These sales were comprised mainly of $322.5 million in U.S. government agency securities, $338.1 million in asset-backed securities, and $170.0 million in inflation-indexed treasury securities. During the first quarter of 2004 a net gain of $9.0 million was recognized, resulting principally from the sale of $115.3 million in inflation-indexed treasury securities and $26.2 million in mortgage-backed securities.
Non-Interest Expense

	Three Months		Increase
	Ended March 31		(decrease)

(Dollars in thousands)	2005	2004	Amount	Percent

Salaries and employee benefits	$70,180	$68,016	$2,164	3.2%
Net occupancy	9,778	10,166	(388)	(3.8)
Equipment	5,691	5,858	(167)	(2.9)
Supplies and communication	8,213	7,944	269	3.4
Data processing and software	11,455	10,630	825	7.8
Marketing	3,862	3,704	158	4.3
Intangible assets amortization	381	436	(55)	(12.6)
Other	14,362	12,158	2,204	18.1

Total non-interest expense	$123,922	$118,912	$5,010	4.2%

      Non-interest expense for the first quarter of 2005 amounted to $123.9 million, an increase of $5.0 million, or 4.2%, compared with $118.9 million recorded in the first quarter of last year. Compared with the first quarter of last year, salaries and benefits expense increased 3.2% mainly due to normal merit increases. Full-time equivalent employees totaled 4,836 and 4,847 at March 31, 2005 and 2004, respectively. Data processing and software costs increased 7.8% mainly as a result of higher bank card processing costs (related to the higher bank card revenues). Costs also increased for supplies and communication and marketing, while equipment and occupancy expenses decreased somewhat. Other non-interest expense increased $2.2 million, or 18.1%, over the same quarter last year primarily due to increases in operating losses, professional fees and minority interest expense relating to venture capital gains reported by a 53%-owned affiliate.

Provision and Allowance for Loan Losses

	Three Months Ended

	Mar. 31	Mar. 31	Dec. 31
(Dollars in thousands)	2005	2004	2004

Provision for loan losses	$2,368	$10,250	$7,215

Net loan charge-offs (recoveries):
Business	(2,796)	5,502	128
Credit card	4,622	4,934	4,983
Personal banking*	1,948	1,972	2,251
Real estate	(56)	102	453
Overdrafts	84	(131)	369

Total net loan charge-offs	$3,802	$12,379	$8,184

Annualized total net charge-offs as a percentage of average loans	.18%	.61%	.40%

*	Includes consumer, student and home equity loans
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
      In utilizing this process and the information available, management must use various assumptions and considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The process of determining adequate levels of the allowance for loan losses is subject to regular review by the Company’s internal loan review team and outside regulators.
      Net loan charge-offs were $3.8 million in the first three months of 2005, an $8.6 million decrease from the same period in the prior year. Total annualized net charge-offs for the first three months of 2005 were .18% of total average loans, compared to .40% in the fourth quarter of 2004 and .61% in the first quarter of 2004. The decrease in net loan charge-offs compared to the first quarter of 2004 resulted principally from a $6.0 million charge-off of a single business loan in the prior year coupled with a $1.4 million recovery on this same loan during the current year. Compared to the fourth quarter of 2004, net charge-offs were down this quarter due to an increase in business loan recoveries, as well as lower personal and credit card loan net charge-offs.
      For the first quarter of 2005, net charge-offs on average credit card loans amounted to 3.09%, compared with 3.44% in the fourth quarter of 2004 and 3.60% in the first quarter of 2004. Personal banking loan net charge-offs amounted to .39% of average personal banking loans this quarter compared to .46% in the fourth quarter of 2004 and .42% in the first quarter of 2004.
      The provision for loan losses was $2.4 million in the first three months of 2005, compared to $10.3 million in the same period in 2004 and $7.2 million in the fourth quarter of 2004. The allowance for loan losses at March 31, 2005 was $131.0 million, or 1.56% of total outstanding loans, and represented 756% of total non-performing loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2005.

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

	March 31	March 31	December 31
(Dollars in thousands)	2005	2004	2004

Non-accrual loans	$17,333	$33,292	$17,618
Foreclosed real estate	1,262	2,593	1,157

Total non-performing assets	$18,595	$35,885	$18,775

Non-performing assets to total loans	.22%	.44%	.23%
Non-performing assets to total assets	.13%	.25%	.13%

Loans past due 90 days and still accruing interest	$15,972	$14,772	$13,067

      Non-accrual loans, which are also considered impaired, totaled $17.3 million at March 31, 2005, and declined $16.0 million from March 31, 2004 and $285 thousand from December 31, 2004. The decline from March 31, 2004 was the result of decreases in non-accrual business and lease-related loans, which occurred in 2004. The decline from the previous year end resulted mainly from the sale of a $2.1 million lease loan, partly offset by an increase in business real estate non-accrual loans. Lease-related loans comprised 24.5% of the March 31, 2005 non-accrual loan total, with the remainder primarily relating to business and business real estate loans.
      Total loans past due 90 days or more and still accruing interest amounted to $16.0 million as of March 31, 2005, which was $1.2 million higher than at March 31, 2004 and $2.9 million higher than at December 31, 2004. The increase in the past due totals at March 31, 2005 compared to the previous year end resulted from growth of $4.7 million in business and business real estate delinquencies, partly offset by declines in personal real estate, consumer and home equity delinquencies.
      In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans totaled $68.9 million at March 31, 2005 compared with $63.9 million at December 31, 2004. They are primarily classified as substandard for regulatory purposes. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing.
Income Taxes
      Income tax expense was $26.0 million in the first quarter of 2005, compared to $19.7 million in the fourth quarter of 2004 and $28.5 million in the first quarter of 2004. The effective income tax rate on income from operations was 34.3% in the first quarter of 2005, compared with 27.2% in the fourth quarter of 2004 and 35.7% in the first quarter of 2004.
      The Company recognized tax benefits pertaining to certain corporate tax reorganization initiatives of $5.0 million in the fourth quarter of 2004. The Company has additional income tax benefits totaling approximately $13.7 million associated with other corporate reorganization activities, which will not be recognized into income until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2005. It is not expected that material tax benefits of this nature will continue beyond 2005.

Financial Condition
Balance Sheet
      Total assets of the Company were $14.1 billion at March 31, 2005 compared to $14.3 billion at December 31, 2004. Earning assets at March 31, 2005 were $13.1 billion, consisting of 64% loans and 35% investments, compared to $13.2 billion at December 31, 2004.
      During the first quarter of 2005, average loans increased $168.5 million, or 2.1%, compared with the previous quarter, and were up $216.4 million, or 2.7%, compared to the same period last year. Compared to the fourth quarter of 2004, average business (includes commercial, lease and tax-free), construction, and business real estate loans grew by $57.0 million, $22.3 million, and $2.4 million, respectively. As a result of lower levels of mortgage loan originations during the quarter, personal real estate loans declined by $4.8 million. Moderate growth in the economy during the current quarter helped increase loan demand for business and construction loans and improved line of credit usage. Average student loans increased $65.8 million due to seasonal borrowing activity, while credit card loans showed continued growth over the previous quarter. Average consumer banking loans declined from the previous quarter by $12.3 million as a result of weaker demand for auto lending, offset by continued growth in marine and recreational vehicle loans.
      Available for sale investment securities, excluding fair value adjustments, decreased on average $203.3 million, or 4.3%, this quarter compared with the previous quarter. During the current quarter, the Company undertook initiatives to review and re-position its investment securities portfolio to address such things as concentration, duration and interest rate risk. Accordingly, during the current quarter the Company sold available for sale investment securities totaling $922.3 million, comprised mainly of U.S. government agency ($322.5 million), asset-backed ($338.1 million), and inflation-indexed treasury ($170.0 million) securities. Purchases of investment securities during the current quarter totaled $975.8 million, and consisted mainly of mortgage-backed ($653.1 million), asset-backed ($258.6 million) and treasury and agency ($55.7 million) securities.
      Total average deposits grew by $157.3 million, or 1.5%, during the first quarter of 2005 compared to the fourth quarter of last year, and were up 3.2% compared to the same period last year. At the beginning of the current quarter, the Company re-characterized certain additional demand and interest checking accounts as money market accounts, in accordance with Federal Reserve rules. As a result, an additional $530 million of average demand deposits and $344 million of average interest checking accounts were reclassified as money market accounts during the first quarter of 2005. Exclusive of these reclassifications, the increase over the fourth quarter of last year was the result of growth in personal demand, interest checking and short-term jumbo certificates of deposit.
      During the first quarter of 2005, average borrowings decreased $137.9 million from the previous quarter, primarily due to a decrease in federal funds purchased of $113.6 million and a decrease in repurchase agreements of $23.0 million.
Liquidity and Capital Resources
Liquidity Management
      The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $179.1 million at March 31, 2005. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $4.4 billion at March 31, 2005, and included an unrealized gain of $8.7 million. The portfolio includes maturities of approximately $824 million which come due during the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. At March 31, 2005, total investment securities pledged for these purposes comprised 45% of the total investment portfolio, leaving $2.5 billion of unpledged securities.

	March 31	March 31	December 31
(In thousands)	2005	2004	2004

Liquid assets:
Federal funds sold	$179,107	$71,645	$68,905
Securities purchased under agreements to resell	—	—	—
Available for sale investment securities	4,442,210	5,307,223	4,754,941

Total	$4,621,317	$5,378,868	$4,823,846

      Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2005, such deposits totaled $7.9 billion and represented 74% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.1 billion at March 31, 2005. These accounts are normally considered more volatile and higher costing, but comprise just 10.1% of total deposits at March 31, 2005.

	March 31	March 31	December 31
(In thousands)	2005	2004	2004

Core deposit base:
Non-interest bearing demand	$1,347,994	$1,697,680	$1,943,771
Interest checking	438,419	614,175	820,027
Savings and money market	6,113,750	5,424,887	5,252,088

Total	$7,900,163	$7,736,742	$8,015,886

      Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.6 billion at March 31, 2005. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit, while securities sold under agreements to repurchase are comprised of non-insured customer funds secured by a portion of the Company’s investment portfolio. The Company’s long-term debt is relatively small compared to the Company’s overall liability position. It is comprised mainly of borrowings from the Federal Home Loan Bank (FHLB), which totaled $366.9 million at March 31, 2005. These borrowings were a combination of fixed and floating rates with maturities of less than four years. Other outstanding long-term borrowings relate mainly to the Company’s leasing and venture capital operations.

	March 31	March 31	December 31
(In thousands)	2005	2004	2004

Borrowings:
Federal funds purchased	$1,225,070	$1,268,170	$1,557,635
Securities sold under agreements to repurchase	341,844	799,995	356,243
FHLB advances	366,886	467,042	366,926
Subordinated debentures	4,000	4,000	4,000
Other long-term debt	17,442	27,241	18,616
Other short-term debt	—	1,182	—

Total	$1,955,242	$2,567,630	$2,303,420

      In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound debt ratings of A-1 from Standard & Poor’s and Prime-1 from Moody’s would enable its commercial paper to be readily marketable should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $299.0 million in loans and $461.5 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.
      Cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) was $502.4 million at March 31, 2005 compared to $585.8 million at December 31, 2004. The $83.5 million decline resulted from changes in the various cash flows produced by the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for March 31, 2005. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $80.4 million during the current quarter. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities, changes in levels of overnight investments in federal funds sold and resale agreements, and changes in the level of the loan portfolio, provided cash of $11.7 million. Most of the cash inflow was due to $1.2 billion in proceeds from sales and maturities of investment securities, partly offset by $978.3 million in purchases. Financing activities used cash of $175.6 million, mainly due to a $347.0 million decrease in overnight borrowings. In addition, cash of $60.8 million was required by the Company’s treasury stock repurchase program. These cash outflows were partly offset by a $246.3 million increase in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.
      While cash requirements for the purchase of bank facilities and equipment are relatively insignificant compared to the Company’s other investment activities, these purchases amounted to $32.9 million in the first quarter of 2005. The purchases included the acquisition of a multi-story building and garage in downtown Kansas City, construction costs for a new bank facility in Wichita, Kansas, and payments related to a deposit imaging system. As mentioned in the 2004 Annual Report on Form 10-K, the Kansas City office building and garage was acquired from Tower Properties Company, of which Commerce senior executives David W. Kemper, CEO, and Jonathan M. Kemper, Vice-Chairman, also serve as directors. The purchase price of $18 million was based on an independent outside appraisal and received the approval of the Company’s Board of Directors and independent Audit Committee.
Capital Management
      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for Well-
	March 31	December 31	Capitalized
(Dollars in thousands)	2005	2004	Banks

Risk-adjusted assets	$10,934,008	$10,993,542
Tier I capital	1,321,487	1,342,275
Total capital	1,470,757	1,492,009
Tier I capital ratio	12.09%	12.21%	6.00%
Total capital ratio	13.45%	13.57%	10.00%
Leverage ratio	9.46%	9.60%	5.00%

      Commerce maintains a treasury stock buyback program, and in October 2004 was authorized by the Board of Directors to repurchase up to 5,000,000 shares of its common stock. The Company has routinely used these shares to fund the Company’s annual 5% stock dividend and various employee benefit programs. During the quarter ended March 31, 2005 the Company purchased 1,264,287 shares of treasury stock at an average cost of $48.11 per share. At March 31, 2005, 2,466,782 shares remained available for purchase under the current Board authorization.
      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its cash dividend by 10% in the first quarter of 2005 compared to the fourth quarter of 2004, making 2005 the 37th consecutive year of per share dividend increases.
Commitments and Off-Balance Sheet Arrangements
      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2005 totaled $6.6 billion (including approximately $3.2 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $331.4 million and $22.2 million, respectively, at March 31, 2005. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.2 million at March 31, 2005. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.
      The Company has additional funding commitments arising from investments in several private equity concerns, classified as non-marketable investment securities, and low-income housing partnerships. These unfunded commitments amounted to $6.1 million at March 31, 2005.
      As mentioned above, an affiliate bank purchased a multi-story building and garage in downtown Kansas City in February 2005. The bank occupies office space in this building and as a result of the purchase, the Company’s operating lease commitments in 2005, 2006 and 2007 are expected to decline by $533 thousand, $639 thousand and $373 thousand, respectively.
Segment Results
      The table below is a summary of segment pre-tax income results for the first three months of 2005 and 2004. Please refer to Note 9 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Three Months Ended
	March 31		Increase (decrease)

(Dollars in thousands)	2005	2004	Amount	Percent

Consumer	$39,268	$28,940	$10,328	35.7%
Commercial	32,066	22,869	9,197	40.2
Money management	7,380	7,447	(67)	(.9)

Total segments	78,714	59,256	19,458	32.8
Other/elimination	(2,836)	20,535	(23,371)	(113.8)

Income before income taxes	$75,878	$79,791	$(3,913)	(4.9)%

      For the three months ended March 31, 2005, income before income taxes for the Consumer segment increased $10.3 million, or 35.7%, mainly due to a $10.6 million increase in allocated funding credits, coupled with a 6.3% increase in non-interest income. The increase in allocated funding credits resulted from the higher interest rate environment which assigns a greater value, and thus income, to customer deposits in this segment. The increase in non-interest income resulted mainly from increases in bank card transaction fees, overdraft charges, brokerage and insurance revenues. Non-interest expense grew 4.4% over the previous year mainly due to higher salary expense, loan servicing costs, assigned overhead costs, and expense related to brokerage and insurance activities. These increases were partly offset by declines in check processing fees and data processing and network expense.

      For the three months ended March 31, 2005, income before taxes for the Commercial segment increased $9.2 million, or 40.2%, compared to the same period in the previous year. Most of the increase was due to higher loan recoveries (used in assigning credit costs to the segment) and higher net interest income. Included in net interest income were higher allocated funding credits, which increased for the same reasons as mentioned in the Consumer segment above. Also, while interest on loans grew by $9.6 million, most of this growth was offset by higher assigned funding costs. Net loan recoveries were $2.8 million in the first three months of 2005, compared to net charge-offs of $5.6 million in the first three months of 2004. Non-interest income decreased 4.5% as a result of declines in commercial cash management fees and lease-related income, partly offset by higher commercial bank card fee income. Non-interest expense increased 4.2%, largely due to higher loan servicing costs and additional provision for off-balance sheet credit exposures.
      Money Management segment pre-tax profitability for the three months ended March 31, 2005 declined slightly from the previous year mainly due to lower non-interest income, which was down 3.1%. The decline in non-interest income was mainly due to lower bond trading income offset by only slightly higher trust fee income in this segment. Net interest income, which increased 16.2% over the prior year, was higher mainly due to higher assigned credit for funds due to rising interest rates as described above. Non-interest expense decreased by 1.8% due mainly to lower salaries and benefits expense.
      As shown in the table above, the pre-tax profitability in the Other/ elimination category decreased $23.4 million in the first three months of 2005 compared to the same period in 2004. This decrease was mainly the result of lower net investment securities gains, coupled with higher cost of fund charges assigned to this category.
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
      As mentioned in the 2004 Annual Report on Form 10-K, the Company has several Small Business Investment Company (SBIC) related private equity investments and other investments in low-income housing partnerships which would receive consolidated treatment under provisions of FIN 46R. The FASB, however, has elected to reconsider provisions of FIN 46R concerning SBIC related private equity investments. The FASB does not currently require these types of investments to be consolidated and has not resolved the accounting treatment for the investments. If consolidation is ultimately required for any of these investments, the Company’s assets, liabilities, revenues and expenses would be adjusted to reflect the consolidation of these investments; however, it is not expected that net income would be significantly affected. The Company does not have any other significant investments in unconsolidated entities meeting the requirements of FIN 46R.
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-03, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.” SOP 03-03 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-03 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-03 prohibits the carryover of an allowance for loan loss on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-03 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Company will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate this Statement will have a material effect on its consolidated financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. The revision requires entities to recognize the cost in their statements of income of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The Statement requires several accounting changes in the areas of award modifications and forfeitures. It contains additional guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For calendar year companies, the Statement is effective January 1, 2006. The Company implemented provisions of the original Statement 123 beginning in 2003 and has recorded the cost of such awards in its statements of income. The Company does not expect that adoption of the revised Statement will have a material effect on its consolidated financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2005 and 2004

	First Quarter 2005			First Quarter 2004

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,186,828	$27,140	5.03%	$2,045,287	$20,320	4.00%
Real estate — construction	442,471	5,664	5.19	426,182	4,236	4.00
Real estate — business	1,758,141	24,083	5.56	1,881,209	22,750	4.86
Real estate — personal	1,335,024	17,447	5.30	1,331,014	17,368	5.25
Consumer	1,193,063	18,556	6.31	1,151,911	18,751	6.55
Home equity	412,356	5,560	5.47	357,103	3,886	4.38
Student	410,020	4,355	4.31	382,057	2,477	2.61
Credit card	606,406	15,965	10.68	551,957	14,422	10.51
Overdrafts	16,297	—	—	17,477	—	—

Total loans	8,360,606	118,770	5.76	8,144,197	104,210	5.15

Investment securities:
U.S. government & federal agency	1,374,440	11,343	3.35	1,775,670	15,585	3.53
State & municipal obligations(A)	64,506	705	4.43	71,833	884	4.95
Mortgage and asset-backed securities	2,847,744	27,196	3.87	2,845,192	26,810	3.79
Trading securities	11,369	102	3.66	8,433	77	3.67
Other marketable securities(A)	217,628	1,680	3.13	164,431	786	1.92
Non-marketable securities	76,853	1,074	5.67	74,651	852	4.59

Total investment securities	4,592,540	42,100	3.72	4,940,210	44,994	3.66

Federal funds sold and securities purchased under agreements to resell	84,987	584	2.79	60,398	186	1.24

Total interest earning assets	13,038,133	161,454	5.02	13,144,805	149,390	4.57

Less allowance for loan losses	(131,872)			(133,105)
Unrealized gain on investment securities	47,966			130,786
Cash and due from banks	560,346			529,522
Land, buildings and equipment, net	353,732			336,881
Other assets	202,080			184,711

Total assets	$14,070,385			$14,193,600

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$403,844	310	.31	$392,690	304	.31
Interest checking and money market	6,702,221	10,147	.61	6,110,565	5,868	.39
Time open & C.D.’s of less than $100,000	1,664,823	10,392	2.53	1,715,038	9,899	2.32
Time open & C.D.’s of $100,000 and over	979,011	6,352	2.63	745,101	3,265	1.76

Total interest bearing deposits	9,749,899	27,201	1.13	8,963,394	19,336	.87

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,655,050	9,418	2.31	1,947,207	4,456	.92
Other borrowings(B)	388,771	2,841	2.96	441,019	2,026	1.85

Total borrowings	2,043,821	12,259	2.43	2,388,226	6,482	1.09

Total interest bearing liabilities	11,793,720	39,460	1.36%	11,351,620	25,818	.91%

Non-interest bearing demand deposits	772,869			1,233,919
Other liabilities	95,382			143,146
Stockholders’ equity	1,408,414			1,464,915

Total liabilities and equity	$14,070,385			$14,193,600

Net interest margin (T/ E)		$121,994			$123,572

Net yield on interest earning assets			3.79%			3.78%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

	March 31, 2005		March 31, 2004		December 31, 2004

	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(8.4)	(1.69)%	$(9.6)	(1.96)%	$(8.7)	(1.78)%
100 basis points rising	(3.8)	(.77)	(3.3)	(.67)	(4.3)	(.88)
100 basis points falling	1.4	.30	(.6)	(.13)	2.6	.53

      The table shown above reflects a slight decrease in the exposure of the Company’s net interest income to rising rates during the first quarter of 2005. As of March 31, 2005, under a 200 basis point rising rate scenario, net interest income is expected to decrease by $8.4 million compared with a decline of $8.7 million at December 31, 2004 and a decline of $9.6 million at March 31, 2004. Under a 100 basis point increase, as of March 31, 2005 net interest income is expected to decline by $3.8 million compared with declines of $4.3 million at December 31, 2004 and $3.3 million at March 31, 2004. The Company’s exposure to declining rates during the current quarter was increased somewhat, as under a 100 basis point falling rate scenario net interest income would increase by $1.4 million, a reduction of $1.2 million from estimated amounts at December 31, 2004.
      During the current quarter, the Federal Reserve continued its monetary policies and raised its target federal funds rate by ..25% in both February and March. Virtually all of the Company’s loan products realized higher rates, as many of the Company’s variable rate loans re-priced higher. During the current quarter, average rates earned on the Company’s loan portfolio increased by 29 basis points. Additionally, average loans grew by $168.5 million over the previous quarter, providing greater interest income but also higher levels of earning assets tied to shorter maturities and variable rates. At the same time, the Company undertook initiatives described on page 16 to review and re-position its investment securities portfolio to address such things as concentration, duration and interest rate risk. As a result, securities purchases and sales of over $920 million were effected, and through normal maturities the Company’s average investment securities portfolio was lowered $203.0 million Also during the quarter, average deposits increased by $157.3 million, mostly due to higher personal demand, interest checking and short-term jumbo certificates of deposit, and average borrowings declined by $137.9 million mainly due to lower federal funds purchased.
      As a result of these changes during the quarter, as rates rise the combination of lower balances in fixed rate investment securities and higher loan levels should afford the Company greater re-pricing opportunities. Also, lower levels of overnight borrowings and growth in non-maturity deposits should help limit growth in interest expense. These two factors are mainly responsible for the Company’s overall decreased risk to rising interest rates.
      The Company performs monthly simulations modeling interest rate risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in the Company’s 2004 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program

January 1 – 31, 2005	474,294	$47.31	474,294	3,256,775
February 1 – 28, 2005	787,568	$48.60	787,568	2,469,207
March 1 – 31, 2005	2,425	$47.88	2,425	2,466,782

Total	1,264,287	$48.11	1,264,287	2,466,782

      On October 22, 2004, the Company announced that its Board of Directors had approved the additional purchase of up to 4,296,580 shares of Company common stock. This, coupled with the shares available under the prior authorization, provided the Company with authority to purchase up to 5,000,000 shares.

Item 6.	EXHIBITS
      See Index to Exhibits

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett

J. Daniel Stinnett
Vice President & Secretary
Date: May 6, 2005

By	/s/ Jeffery D. Aberdeen

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)
Date: May 6, 2005

INDEX TO EXHIBITS
       10.1 – Commerce Executive Retirement Plan, amended and restated effective January 1, 2005, was filed on Form 8-K dated January 4, 2005, and the same is hereby incorporated by reference.
      10.2 – A description of Executive Officer Compensation Arrangements was filed on Form 8-K dated February 3, 2005, and the same is hereby incorporated by reference.
      31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32  – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002