Form 10-Q
period 2005-06-30
COMMERCE BANCSHARES INC /MO/
filed 2005-08-05
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
------------------------------------------------------
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  X  No
As of August 1, 2005, the registrant had outstanding 66,150,588 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries
Form 10-Q

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$8,499,301	$8,305,359
Allowance for loan losses	(129,428)	(132,394)

Net loans	8,369,873	8,172,965

Investment securities:
Available for sale	4,358,178	4,754,941
Trading	12,359	9,403
Non-marketable	73,674	73,024

Total investment securities	4,444,211	4,837,368

Federal funds sold and securities purchased under agreements to resell	128,204	68,905
Cash and due from banks	544,922	585,815
Land, buildings and equipment, net	372,291	336,446
Goodwill	48,522	48,522
Other intangible assets, net	54	499
Other assets	210,116	199,848

Total assets	$14,118,193	$14,250,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,351,186	$1,943,771
Savings, interest checking and money market	6,547,940	6,072,115
Time open and C.D.’s of less than $100,000	1,744,629	1,656,002
Time open and C.D.’s of $100,000 and over	1,022,361	762,421

Total deposits	10,666,116	10,434,309

Federal funds purchased and securities sold under agreements to repurchase	1,594,735	1,913,878
Other borrowings	371,781	389,542
Other liabilities	109,392	85,759

Total liabilities	12,742,024	12,823,488

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 69,409,882 shares	347,049	347,049
Capital surplus	384,166	388,614
Retained earnings	775,404	703,293
Treasury stock of 3,225,214 shares in 2005 and 1,072,098 shares in 2004, at cost	(155,749)	(51,646)
Accumulated other comprehensive income	25,299	39,570

Total stockholders’ equity	1,376,169	1,426,880

Total liabilities and stockholders’ equity	$14,118,193	$14,250,368

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(In thousands, except per share data)	2005	2004	2005	2004

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$125,242	$102,753	$243,765	$206,762
Interest on investment securities	46,394	49,348	88,140	93,940
Interest on federal funds sold and securities purchased under agreements to resell	1,164	339	1,748	525

Total interest income	172,800	152,440	333,653	301,227

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	12,192	6,320	22,649	12,492
Time open and C.D.’s of less than $100,000	12,051	9,592	22,443	19,491
Time open and C.D.’s of $100,000 and over	7,973	3,571	14,325	6,836
Interest on federal funds purchased and securities sold under agreements to repurchase	10,163	4,431	19,581	8,887
Interest on other borrowings	3,034	2,065	5,791	4,076

Total interest expense	45,413	25,979	84,789	51,782

Net interest income	127,387	126,461	248,864	249,445
Provision for loan losses	5,503	6,280	7,871	16,530

Net interest income after provision for loan losses	121,884	120,181	240,993	232,915

NON-INTEREST INCOME
Trust fees	17,040	16,128	33,434	32,292
Deposit account charges and other fees	27,476	26,930	51,777	52,452
Bank card transaction fees	21,295	19,348	40,802	36,948
Trading account profits and commissions	2,450	2,970	5,064	6,796
Consumer brokerage services	2,338	2,481	5,163	4,939
Loan fees and sales	4,805	5,254	8,245	8,907
Net gains on securities transactions	1,372	2,833	4,984	11,784
Other	8,204	8,345	16,202	16,140

Total non-interest income	84,980	84,289	165,671	170,258

NON-INTEREST EXPENSE
Salaries and employee benefits	67,585	65,696	137,765	133,712
Net occupancy	9,527	9,834	19,305	20,000
Equipment	5,701	5,678	11,392	11,536
Supplies and communication	8,257	8,342	16,470	16,286
Data processing and software	12,069	11,802	23,524	22,432
Marketing	4,687	4,424	8,549	8,128
Intangible assets amortization	67	433	448	869
Other	15,119	14,727	29,481	26,885

Total non-interest expense	123,012	120,936	246,934	239,848

Income before income taxes	83,852	83,534	159,730	163,325
Less income taxes	29,484	29,696	55,516	58,163

Net income	$54,368	$53,838	$104,214	$105,162

Net income per share — basic	$.81	$.77	$1.55	$1.49
Net income per share — diluted	$.80	$.76	$1.53	$1.47

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Number of					Other
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Income	Total

	(Unaudited)
Balance January 1, 2005	69,409,882	$347,049	$388,614	$703,293	$(51,646)	$39,570	$1,426,880

Net income				104,214			104,214
Change in unrealized gain on available for sale securities						(14,271)	(14,271)

Total comprehensive income							89,943

Purchase of treasury stock					(121,573)		(121,573)
Issuance of stock under purchase and option plans			(8,557)		16,477		7,920
Net tax benefit related to stock option plans			1,024				1,024
Stock based compensation			4,078				4,078
Issuance of stock under restricted stock award plan			(993)		993		—
Cash dividends paid ($.480 per share)				(32,103)			(32,103)

Balance June 30, 2005	69,409,882	$347,049	$384,166	$775,404	$(155,749)	$25,299	$1,376,169

Balance January 1, 2004	68,636,548	$343,183	$357,337	$707,136	$(29,573)	$72,871	$1,450,954

Net income				105,162			105,162
Change in unrealized gain on available for sale securities						(53,308)	(53,308)

Total comprehensive income							51,854

Purchase of treasury stock					(75,762)		(75,762)
Issuance of stock under purchase and option plans			(7,450)		14,652		7,202
Net tax benefit related to stock option plans			747				747
Stock based compensation			3,935				3,935
Issuance of stock under restricted stock award plan			(1,210)		1,210		—
Cash dividends paid ($.438 per share)				(30,841)			(30,841)

Balance June 30, 2004	68,636,548	$343,183	$353,359	$781,457	$(89,473)	$19,563	$1,408,089

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30

(In thousands)	2005	2004

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$104,214	$105,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,871	16,530
Provision for depreciation and amortization	20,362	20,573
Amortization of investment security premiums, net	8,941	14,014
Net gains on securities transactions(A)	(4,984)	(11,784)
Net gains on sales of mortgage loans held for sale	(613)	(681)
Originations of mortgage loans held for sale	(40,560)	(50,170)
Proceeds from sales of mortgage loans held for sale	40,354	45,890
Net (increase) decrease in trading securities	3,527	(4,013)
Stock based compensation	4,078	3,935
Decrease in interest receivable	3,408	4,865
Increase (decrease) in interest payable	5,404	(1,404)
Increase in income taxes payable	14,104	4,392
Net tax benefit related to stock option plans	(1,024)	(747)
Other changes, net	1,162	(22,284)

Net cash provided by operating activities	166,244	124,278

INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	1,299,648	192,689
Proceeds from maturities/pay downs of investment securities(A)	623,914	822,300
Purchases of investment securities(A)	(1,554,499)	(938,204)
Net increase in federal funds sold and securities purchased under agreements to resell	(59,299)	(26,685)
Net (increase) decrease in loans	(203,793)	8,090
Purchases of land, buildings and equipment	(44,463)	(21,183)
Sales of land, buildings and equipment	464	572

Net cash provided by investing activities	61,972	37,579

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	(136,125)	74,710
Net increase in time open and C.D.’s	348,567	113,809
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(319,143)	51,498
Additional borrowings	—	100,000
Repayment of borrowings	(17,676)	(107,264)
Net decrease in other short-term borrowings	—	(2,876)
Purchases of treasury stock	(121,573)	(75,762)
Issuance of stock under option plans	7,920	7,202
Net tax benefit related to stock option plans	1,024	747
Cash dividends paid on common stock	(32,103)	(30,841)

Net cash provided by (used in) financing activities	(269,109)	131,223

Increase (decrease) in cash and cash equivalents	(40,893)	293,080
Cash and cash equivalents at beginning of year	585,815	567,123

Cash and cash equivalents at June 30	$544,922	$860,203

(A) Available for sale and non-marketable securities

Income tax payments, net of refunds	$41,564	$56,099
Interest paid on deposits and borrowings	$79,385	$53,186

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (Unaudited)

1.	Principles of Consolidation and Presentation
      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2004 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of results to be attained for the full year or any other interim periods.
      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2004 Annual Report on Form 10-K.

2.	Allowance for Loan Losses
      The following is a summary of the allowance for loan losses.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(In thousands)	2005	2004	2005	2004

Balance, beginning of period	$130,960	$133,092	$132,394	$135,221

Additions:
Provision for loan losses	5,503	6,280	7,871	16,530

Total additions	5,503	6,280	7,871	16,530

Deductions:
Loan losses	9,754	10,042	19,254	26,518
Less recoveries on loans	2,719	3,794	8,417	7,891

Net loan losses	7,035	6,248	10,837	18,627

Balance, June 30	$129,428	$133,124	$129,428	$133,124

3.	Investment Securities
      Investment securities, at fair value, consist of the following at June 30, 2005 and December 31, 2004.

	June 30	December 31
(In thousands)	2005	2004

Available for sale:
U.S. government and federal agency obligations	$1,021,258	$1,746,365
State and municipal obligations	78,688	66,389
Mortgage-backed securities	1,906,005	1,336,982
Other asset-backed securities	1,077,751	1,323,999
Other debt securities	47,938	50,240
Equity securities	226,538	230,966
Trading	12,359	9,403
Non-marketable	73,674	73,024

Total investment securities	$4,444,211	$4,837,368

      U.S. government and federal agency obligations included government-sponsored agencies of $869,132,000 at June 30, 2005 and $1,344,298,000 at December 31, 2004.

      Equity securities included short-term investments in money market mutual funds of $151,926,000 at June 30, 2005 and $187,705,000 at December 31, 2004. Equity securities also included $27,285,000 in FNMA and SLMA preferred stock at June 30, 2005.
      Non-marketable securities primarily included securities held for debt and regulatory purposes, which amounted to $49,971,000 and $50,703,000 at June 30, 2005 and December 31, 2004, respectively, in addition to venture capital and private equity investments, which amounted to $23,641,000 and $22,278,000 at the respective dates.

4.	Intangible Assets
      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	June 30, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(47,930)	$47,930	$(47,487)
Mortgage servicing rights	535	(481)	539	(483)

Total	$48,465	$(48,411)	$48,469	$(47,970)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $67,000 and $433,000, respectively, for the three month periods ended June 30, 2005 and 2004, and $448,000 and $869,000 for the six month periods ended June 30, 2005 and 2004. Estimated annual amortization expense for the years 2005 through 2009 is as follows.

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
      At June 30, 2005, a liability in the amount of $4,501,000, representing the carrying value of the guarantee obligations associated with the standby letters of credit mentioned above, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $337,906,000 at June 30, 2005.

      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly-owned grantor trust. The securities are due in 2030 and may be redeemed beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $14,736,000 at June 30, 2005. At June 30, 2005, the Company had a recorded liability of $4,145,000 in principal and accrued interest to date, representing amounts owed to the security holders.

6.	Pension
      The amount of net pension cost is as follows:

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30

(In thousands)	2005	2004	2005	2004

Service cost – benefits earned during the period	$365	$1,252	$730	$2,503
Interest cost on projected benefit obligation	1,170	1,135	2,340	2,270
Expected return on plan assets	(1,705)	(1,603)	(3,410)	(3,195)
Amortization of prior service cost	—	(25)	—	(50)
Amortization of unrecognized net loss	280	316	560	632

Net periodic pension cost	$110	$1,075	$220	$2,160

      As discussed in the Company’s 2004 Annual Report on Form 10-K, effective January 1, 2005, substantially all benefits accrued under the Company’s pension plans were frozen. During the first six months of 2005, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to its supplemental executive retirement plan, which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the supplemental executive retirement plan, during the remainder of 2005.

7.	Common Stock
      The shares used in the calculation of basic and diluted income per share are shown below.

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30

(In thousands)	2005	2004	2005	2004

Weighted average common shares outstanding	66,734	70,355	67,185	70,722
Net effect of the assumed exercise of stock options — based on the treasury stock method using average market price for the respective periods	919	979	930	1,053

	67,653	71,334	68,115	71,775

8.	Comprehensive Income (Loss)
      The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30

(In thousands)	2005	2004	2005	2004

Unrealized holding gains (losses)	$33,110	$(131,914)	$(19,145)	$(74,693)
Reclassification adjustment for gains included in net income	(1,044)	(3,046)	(3,873)	(11,288)

Net unrealized gains (losses) on securities	32,066	(134,960)	(23,018)	(85,981)
Income tax expense (benefit)	12,185	(51,285)	(8,747)	(32,673)

Other comprehensive income (loss)	$19,881	$(83,675)	$(14,271)	$(53,308)

9.	Segments
      The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The Consumer segment includes the retail branch network, consumer finance, bank card, student loans, and discount brokerage services. The Commercial segment provides corporate lending, leasing, and international services, as well as business, government deposit, and cash management services. The Money Management segment provides traditional trust and estate tax planning services, in addition to advisory and discretionary investment management services.

      The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues among the three segments.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended June 30, 2005:
Net interest income after provision for loan losses	$30,545	$59,825	$(5,818)	$84,552	$37,332	$121,884
Cost of funds allocation	44,276	(12,093)	8,199	40,382	(40,382)	—
Non-interest income	44,307	18,122	20,574	83,003	1,977	84,980

Total net revenue	119,128	65,854	22,955	207,937	(1,073)	206,864
Non-interest expense	69,970	34,753	14,757	119,480	3,532	123,012

Income before income taxes	$49,158	$31,101	$8,198	$88,457	$(4,605)	$83,852

Three Months Ended June 30, 2004:
Net interest income after provision for loan losses	$31,280	$46,823	$(1,866)	$76,237	$43,944	$120,181
Cost of funds allocation	28,407	(3,020)	3,862	29,249	(29,249)	—
Non-interest income	41,908	19,498	19,948	81,354	2,935	84,289

Total net revenue	101,595	63,301	21,944	186,840	17,630	204,470
Non-interest expense	67,041	33,485	14,872	115,398	5,538	120,936

Income before income taxes	$34,554	$29,816	$7,072	$71,442	$12,092	$83,534

Six Months Ended June 30, 2005:
Net interest income after provision for loan losses	$62,901	$118,412	$(10,039)	$171,274	$69,719	$240,993
Cost of funds allocation	82,193	(21,712)	14,518	74,999	(74,999)	—
Non-interest income	82,622	35,773	40,710	159,105	6,566	165,671

Total net revenue	227,716	132,473	45,189	405,378	1,286	406,664
Non-interest expense	139,290	69,306	29,611	238,207	8,727	246,934

Income before income taxes	$88,426	$63,167	$15,578	$167,171	$(7,441)	$159,730

Six Months Ended June 30, 2004:
Net interest income after provision for loan losses	$63,305	$87,858	$(3,571)	$147,592	$85,323	$232,915
Cost of funds allocation	55,696	(6,494)	7,372	56,574	(56,574)	—
Non-interest income	77,949	37,979	40,718	156,646	13,612	170,258

Total net revenue	196,950	119,343	44,519	360,812	42,361	403,173
Non-interest expense	133,456	66,658	30,000	230,114	9,734	239,848

Income before income taxes	$63,494	$52,685	$14,519	$130,698	$32,627	$163,325

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
      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. At June 30, 2005, the Company had interest rate swaps with a total notional amount of $67,714,000, of which three swaps with a notional amount of $21,746,000 were designated as fair value hedges of certain fixed rate loans. The remaining swaps consist of matched pairs with offsetting pay/ receive terms. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. Also, mortgage loan commitments and forward sales contracts are derived from the Company’s mortgage banking operation, in which fixed rate personal real estate loans are originated and sold to other institutions.
      The Company’s derivative instruments are listed below.

	June 30, 2005			December 31, 2004

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$67,714	$819	$(1,771)	$49,963	$649	$(1,273)
Foreign exchange contracts:
Forward contracts	19,178	326	(226)	13,031	171	(173)
Options written/purchased	2,840	—	—	2,853	12	(12)
Mortgage loan commitments	17,714	20	(7)	8,319	1	(13)
Mortgage loan forward sale contracts	25,098	9	(167)	15,728	39	(4)

Total	$132,544	$1,174	$(2,171)	$89,894	$872	$(1,475)

11.	Income Taxes
      For the second quarter of 2005 income tax expense amounted to $29,484,000, compared to $29,696,000 in the second quarter of 2004. The effective income tax rate for the Company was 35.2% in the current quarter compared to 35.5% in the same quarter last year. For the six months ended June 30, 2005 and 2004, income tax expense amounted to $55,516,000 and $58,163,000 and represented effective income tax rates of 34.8% and 35.6%, respectively. The Company has income tax benefits totaling approximately $13,705,000 associated with corporate reorganization activities, which will not be recognized until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2005, which would allow these benefits to be recognized into income in the third and fourth quarters of 2005. It is not expected that material tax benefits of this nature will continue beyond 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2004 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of results to be attained for any other period.
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
Critical Accounting Policies
      The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, some of which require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations.
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
      The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, lease, construction and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage, credit card and consumer loans, are individually smaller and perform in a more homogeneous manner, making loss estimates more predictable. Further discussion of the methodologies used in establishing the allowance is provided in the Provision and Allowance for Loan Losses section of this discussion.
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
Selected Financial Data

	Three Months		Six Months
	Ended June 30		Ended June 30

	2005	2004	2005	2004

Per Share Data
Net income — basic	$.81	$.77	$1.55	$1.49
Net income — diluted	.80	.76	1.53	1.47
Cash dividends	.240	.219	.480	.438
Book value			20.82	20.12
Market price			50.41	43.76
Selected Ratios
(Based on average balance sheets)
Loans to deposits	79.35%	78.13%	79.40%	78.99%
Non-interest bearing deposits to total deposits	5.93	12.29	6.63	12.20
Equity to loans	16.29	17.91	16.56	17.95
Equity to deposits	12.92	13.99	13.15	14.18
Equity to total assets	9.85	10.14	9.93	10.23
Return on total assets	1.55	1.51	1.50	1.48
Return on total stockholders’ equity	15.78	14.91	15.07	14.50
(Based on end-of-period data)
Efficiency ratio*	58.27	57.96	60.18	58.58
Tier I capital ratio			11.77	12.21
Total capital ratio			13.12	13.56
Leverage ratio			9.37	9.47

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions).
Results of Operations
Summary

	Three Months Ended			Six Months Ended
	June 30			June 30

(Dollars in thousands)	2005	2004	% Change	2005	2004	% Change

Net interest income	$127,387	$126,461	.7%	$248,864	$249,445	(.2)%
Provision for loan losses	(5,503)	(6,280)	(12.4)	(7,871)	(16,530)	(52.4)
Non-interest income	84,980	84,289	.8	165,671	170,258	(2.7)
Non-interest expense	(123,012)	(120,936)	1.7	(246,934)	(239,848)	3.0
Income taxes	(29,484)	(29,696)	(.7)	(55,516)	(58,163)	(4.6)

Net income	$54,368	$53,838	1.0%	$104,214	$105,162	(.9)%

      For the quarter ended June 30, 2005, net income amounted to $54.4 million, an increase of $530 thousand, or 1.0%, over the second quarter of the previous year. Return on assets was 1.55% and the return on equity totaled 15.78%. For the quarter, the efficiency ratio amounted to 58.27%. The increase in net income over the second quarter of last year was the result of a decrease in the provision for loan losses of 12.4% and increases in non-interest income and net interest income. Non-interest expense grew less than 2%. Diluted earnings per share was $.80, an increase of 5.3% over $.76 per share in the second quarter of 2004.
      Net income for the first six months of 2005 was $104.2 million, a $948 thousand, or .9%, decrease from the first six months of 2004. Diluted earnings per share increased 4.1% to $1.53, compared to $1.47 for the first six months of last year. The decrease in net income was primarily due to flat net interest income and higher non-interest expense. These were offset by a lower provision for loan losses and a lower effective income tax rate.
Net Interest Income
      The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.
Analysis of Changes in Net Interest Income

	Three Months Ended			Six Months Ended
	June 30, 2005 vs. 2004			June 30, 2005 vs. 2004

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$4,381	$18,163	$22,544	$7,205	$29,899	$37,104
Investment securities:
U.S. government and federal agency securities	(7,152)	67	(7,085)	(10,333)	(994)	(11,327)
State and municipal obligations	3	(91)	(88)	(86)	(181)	(267)
Mortgage and asset-backed securities	(551)	3,377	2,826	(531)	3,743	3,212
Other securities	248	1,206	1,454	540	2,055	2,595

Total interest on investment securities	(7,452)	4,559	(2,893)	(10,410)	4,623	(5,787)

Federal funds sold and securities purchased under agreements to resell	116	709	825	192	1,031	1,223

Total interest income	(2,955)	23,431	20,476	(3,013)	35,553	32,540

Interest expense:
Deposits:
Savings	4	3	7	13	—	13
Interest checking and money market	153	5,712	5,865	376	9,768	10,144
Time open & C.D.’s of less than $100,000	(90)	2,549	2,459	(586)	3,538	2,952
Time open & C.D.’s of $100,000 and over	820	3,582	4,402	1,720	5,769	7,489

Total interest on deposits	887	11,846	12,733	1,523	19,075	20,598

Federal funds purchased and securities sold under agreements to repurchase	(920)	6,652	5,732	(1,465)	12,159	10,694
Other borrowings	(321)	1,313	992	(541)	2,348	1,807

Total interest expense	(354)	19,811	19,457	(483)	33,582	33,099

Net interest income, fully taxable equivalent basis	$(2,601)	$3,620	$1,019	$(2,530)	$1,971	$(559)

      Net interest income for the second quarter of 2005 totaled $127.4 million, a .7% increase over the second quarter of 2004. The increase in net interest income was mainly the result of higher interest income earned on loans. As a result, the net interest rate margin was 3.93% for the second quarter of 2005, compared to 3.85% in the second quarter of 2004 and 3.79% in the first quarter of 2005. The increase in the net interest rate margin in the second quarter of 2005 over the first quarter was mainly due to a $3.0 million increase in inflation related earnings on inflation-indexed treasury securities held by the Company, in addition to higher rates earned on the loan portfolio. For the first six months of 2005, net interest income totaled $248.9 million, a decrease of $581 thousand, or ..2%, compared with the first six months of the previous year. The net interest rate margin was 3.86% in the first six months of 2005, an increase of 4 basis points over the same period in the previous year.
      Total interest income increased $20.4 million, or 13.4%, over the second quarter of 2004. The increase was the result of higher loan interest income, which was mainly due to higher rates earned on virtually all lending products. Average rates earned on loans increased 82 basis points over the second quarter of 2004. In addition, average rates earned on investment securities increased 28 basis points. Increases in loan volume, especially consumer and business, also increased interest income While interest income on investment securities declined $3.0 million, most of this decline was due to substantially lower average balances of the Company’s inflation-indexed treasury securities. Because of this, overall income on these securities was lower and inflation related earnings decreased by $2.1 million from the second quarter of 2004. These declines were offset by higher yields earned on mortgage and asset-backed securities. The average tax equivalent yield on interest earning assets was 5.33% in the second quarter of 2005 compared to 4.64% in the second quarter of 2004.
      Compared to the first six months of 2004, total interest income increased $32.4 million. The increase reflects similar trends as noted in the quarterly comparison above, with higher average overall rates earned on interest earning assets, which occurred because of a rising rate environment in the last several months. In addition, increases in loan balances increased interest income. These increases were offset by lower interest income on investment securities due to lower average balances. Average tax equivalent yields on total interest earning assets for the six months were 5.18% in 2005 and 4.60% in 2004.
      Total interest expense increased $19.4 million, or 74.8%, compared to the second quarter of 2004. This increase was mainly the result of higher rates paid on all deposit products, especially on money market accounts and short-term certificates of deposit. Rates on overnight borrowings also increased, causing interest expense on federal funds purchased and securities sold under agreements to repurchase to increase $5.7 million. Average rates paid on all interest bearing liabilities increased to 1.53% in the second quarter of 2005 compared to .91% in the second quarter of 2004.
      For the first six months of 2005, total interest expense increased $33.0 million, or 63.7%, compared with the previous year. Most of the increase resulted from a 35 basis point increase in average rates paid on deposit balances. Also contributing to the increase were higher rates paid on borrowings and higher average balances in short-term jumbo certificates of deposit, partly offset by lower average borrowings. Average balances of federal funds purchased and securities sold under agreements to repurchase decreased by $361.8 million. The overall average cost of total interest bearing liabilities was 1.44% for the first six months of 2005 compared to .91% for the same period in 2004.
      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months			Six Months
	Ended June 30			Ended June 30

(Dollars in thousands)	2005	2004	% Change	2005	2004	% Change

Trust fees	$17,040	$16,128	5.7%	$33,434	$32,292	3.5%
Deposit account charges and other fees	27,476	26,930	2.0	51,777	52,452	(1.3)
Bank card transaction fees	21,295	19,348	10.1	40,802	36,948	10.4
Trading account profits and commissions	2,450	2,970	(17.5)	5,064	6,796	(25.5)
Consumer brokerage services	2,338	2,481	(5.8)	5,163	4,939	4.5
Loan fees and sales	4,805	5,254	(8.5)	8,245	8,907	(7.4)
Net gains on securities transactions	1,372	2,833	(51.6)	4,984	11,784	(57.7)
Other	8,204	8,345	(1.7)	16,202	16,140	.4

Total non-interest income	$84,980	$84,289	.8%	$165,671	$170,258	(2.7)%

Non-interest income as a % of total revenue*	40.0%	40.0%		40.0%	40.6%

*	Total revenue is calculated as net interest income plus non-interest income.
     For the second quarter of 2005, total non-interest income amounted to $85.0 million compared with $84.3 million in the same quarter last year. Excluding investment securities gains, non-interest income grew 2.6% over the same period last year. This growth was mainly the result of higher deposit, bank card and trust fee income. Bond trading income declined from amounts recorded in the same period last year due to lower sales activity. Bank card fees for the quarter increased 10.1% over the same period last year, as higher transaction volume increased debit and credit card fee income by 15.4% and 12.1%, respectively. Deposit account fees increased 2.0% over the same period last year as a result of a 15.8% increase in overdraft fees, but were partially offset by lower corporate cash management fee income, which declined 18.5%. The increase in overdraft fees was the result of higher transaction volumes, while the current higher interest rate environment had the effect of lowering corporate cash management fee income. Trust fees for the quarter increased 5.7% mainly as a result of higher fees on personal trust accounts. Other income in the second quarter of 2004 included a $1.1 million gain on a branch sale that did not reoccur in 2005. Additionally, gains on student loan sales were $3.6 million in the second quarter 2005 compared to gains of $4.1 million in the same period last year.
      Non-interest income for the six months ended June 30, 2005 was $165.7 million compared to $170.3 million in the first six months of 2004, resulting in a 2.7% decrease. Excluding investment securities gains, however, non-interest income grew 1.4% over the same period last year. Trust fees rose $1.1 million, or 3.5%, due to a 2.6% increase in personal account fees. Bank card fees rose $3.9 million, or 10.4% overall, due to increases of 16.5% and 12.8%, respectively, in debit and credit card transaction fees. Bond trading income fell $1.7 million due to the lower sales activity noted previously. Deposit account fees declined $675 thousand as a result of lower cash management revenues and lower non-personal service charges, partly offset by higher overdraft fees. Loan fees and sales decreased by $662 thousand as gains on student loan sales declined from $6.4 million in the first six months of 2004 to $5.9 million in 2005. Other non-interest income included an increase in check float income, offset by lower operating lease revenues and the non-recurrence of the 2004 branch sale mentioned above.
      During the current quarter, net securities gains amounted to $1.4 million compared with $2.8 million in the same period last year. On a year to date basis, such gains amounted to $5.0 million and $11.8 million for 2005 and 2004, respectively. During the first six months of 2005, the Company undertook initiatives to review and re-position its investment securities portfolio to address such things as concentration, duration and interest rate risk. Consequently, during the first six months of 2005, the company sold available for sale securities totaling $1.3 billion. These sales were comprised mainly of $436.9 million in

U.S. government agency securities, $502.4 million in asset-backed securities, and $226.6 million in inflation-indexed treasury securities. Also as a result of the repositioning, the Company purchased $1.5 billion of available for sale securities during the six month period. The purchases were comprised mainly of $897.4 million in mortgage-backed securities and $488.1 million in other asset-backed securities.
Non-Interest Expense

	Three Months			Six Months
	Ended June 30			Ended June 30

(Dollars in thousands)	2005	2004	% Change	2005	2004	% Change

Salaries and employee benefits	$67,585	$65,696	2.9%	$137,765	$133,712	3.0%
Net occupancy	9,527	9,834	(3.1)	19,305	20,000	(3.5)
Equipment	5,701	5,678	.4	11,392	11,536	(1.2)
Supplies and communication	8,257	8,342	(1.0)	16,470	16,286	1.1
Data processing and software	12,069	11,802	2.3	23,524	22,432	4.9
Marketing	4,687	4,424	5.9	8,549	8,128	5.2
Intangible assets amortization	67	433	(84.5)	448	869	(48.4)
Other	15,119	14,727	2.7	29,481	26,885	9.7

Total non-interest expense	$123,012	$120,936	1.7%	$246,934	$239,848	3.0%

      Non-interest expense for the quarter amounted to $123.0 million, which represented an increase of $2.1 million, or 1.7%, over the expense recorded in the second quarter of last year. Compared with the second quarter of last year, salaries and benefits expense increased $1.9 million, or 2.9%, mainly as a result of normal merit increases. Costs for supplies and communication, occupancy, loan collection, and professional fees all declined from amounts recorded in the second quarter of last year. Data processing costs grew $267 thousand, or 2.3%, mainly as a result of higher bank card processing fees, which were related to higher bank card revenues noted above. Increased costs were also incurred for marketing, which rose 5.9%.
      Non-interest expense increased $7.1 million, or 3.0%, over the first six months of 2004. Salaries and benefits expense grew $4.1 million, or 3.0%, due to merit increases. Full-time equivalent employees totaled 4,826 and 4,822 at June 30, 2005 and 2004, respectively. Data processing and software expense increased $1.1 million, or 4.9%, due to higher bank card processing fees, which were partly offset by lower software amortization expense. Smaller variances occurred in supplies and communication and marketing, which increased $184 thousand and $421 thousand, respectively, and occupancy and equipment, which declined $695 thousand and $144 thousand, respectively. Other non-interest expense increased $2.6 million due to higher operating losses, proprietary mutual funds expense subsidies, lower capitalized loan costs, and higher minority interest expense relating to investment gains recorded by venture capital affiliates. A reduction in loan collection expense partly offset these increases.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
				June 30
	June 30	June 30	March 31
(Dollars in thousands)	2005	2004	2005	2005	2004

Provision for loan losses	$5,503	$6,280	$2,368	$7,871	$16,530

Net loan charge-offs (recoveries):
Business	(48)	(223)	(2,771)	(2,819)	5,337
Credit card	5,430	4,993	4,597	10,027	9,869
Personal banking*	1,474	1,260	1,948	3,422	3,232
Real estate	(19)	73	(56)	(75)	175
Overdrafts	198	145	84	282	14

Total net loan charge-offs	$7,035	$6,248	$3,802	$10,837	$18,627

Annualized total net charge-offs as a percentage of average loans	.33%	.31%	.18%	.26%	.46%

*	Includes consumer, student and home equity loans
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
      In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The process of determining adequate levels of the allowance for loan losses is subject to regular review by the Company’s Credit Administration personnel and outside regulators.
      Net loan charge-offs in the second quarter of 2005 amounted to $7.0 million, compared with $3.8 million in the first quarter of 2005 and $6.2 million in the second quarter of last year. The ratio of annualized net loan charge-offs to total average loans in the current quarter was .33%, compared with ..31% in the same quarter last year and .18% in the first quarter of this year. The increase in net charge-offs this quarter compared to the first quarter of this year was mainly the result of net recoveries received in the first quarter from previously charged off commercial and lease loans.
      For the second quarter of 2005, annualized net charge-offs on average credit card loans decreased slightly to 3.93%, compared with 3.94% in the second quarter of last year. Personal banking loan charge-offs increased in the current quarter, with a charge-off ratio of .29% compared to .27% in the same quarterly period last year, as delinquencies remained at low levels.
      Net charge-offs during the first six months of 2005 amounted to $10.8 million, compared to $18.6 million in the comparable prior period. Net charge-offs decreased primarily in the business loan category, as in the previous year a $6.0 million charge-down was recorded on a large commercial loan in which the borrower had filed for bankruptcy. The annualized net charge-off ratios were .26% in the first six months of 2005 and .46% in the same period in 2004.
      The provision for loan losses for the current quarter totaled $5.5 million, which was up $3.1 million over the provision recorded in the first quarter of this year and down $777 thousand from the amount recorded in the second quarter of 2004. The provision was $7.9 million in the first six months of 2005 compared to $16.5 million in the same period in 2004. The allowance for loan losses at June 30, 2005 was

$129.4 million, or 1.52% of total loans, and represented 806% of total non-performing loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2005.
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

	June 30	December 31
(Dollars in thousands)	2005	2004

Non-accrual loans	$16,060	$17,618
Foreclosed real estate	542	1,157

Total non-performing assets	$16,602	$18,775

Non-performing assets to total loans	.20%	.23%
Non-performing assets to total assets	.12%	.13%

Loans past due 90 days and still accruing interest	$15,070	$13,067

      Non-accrual loans, which are also considered impaired, totaled $16.1 million at June 30, 2005, and decreased $1.6 million from amounts recorded at December 31, 2004. This decline occurred in lease-related loans, partly due to the sale of a $2.1 million loan in the first quarter of 2005. Lease-related loans comprised 22.6% of the June 30, 2005 non-accrual loan total, with the remainder primarily relating to business or business real estate loans.
      Total loans past due 90 days or more and still accruing interest amounted to $15.1 million as of June 30, 2005, and increased $2.0 million since December 31, 2004. The increase in past due loans occurred mainly due to a $2.9 million rise in business and business real estate delinquencies, partly offset by decreases in personal real estate and credit card delinquencies.
      In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard for regulatory purposes. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $81.2 million at June 30, 2005 compared with $63.9 million at December 31, 2004. The higher balance at June 30 was primarily due to the downgrading of a single $21.7 million commercial loan in the second quarter of 2005.
Income Taxes
      Income tax expense was $29.5 million in the second quarter of 2005 compared to $29.7 million in the second quarter of 2004, resulting in effective tax rates on income from operations of 35.2% and 35.5%, respectively. Income tax expense was $55.5 million in the first six months of 2005 compared to $58.2 million in the first six months of 2004, with effective tax rates of 34.8% and 35.6%, respectively.
      As reported in its previously filed 10-Q and 2004 Annual Report on Form 10-K, the Company has tax benefits related to corporate reorganization initiatives which will not be recognized into income until certain conditions are satisfied. It is projected that such conditions may be resolved as early as the third quarter of 2005, which would allow the remaining benefits of approximately $13.7 million to be recognized into income in the third and fourth quarters of 2005. It is not expected that material tax benefits of this nature will continue beyond 2005.

Financial Condition
Balance Sheet
      Total assets of the Company were $14.1 billion at June 30, 2005 compared to $14.3 billion at December 31, 2004. Earning assets at June 30, 2005 were $13.1 billion and consisted of 65% loans and 34% investment securities, compared to $13.2 billion at December 31, 2004.
      During the first six months of 2005, total period end loans increased $193.9 million, or 2.3%, compared with balances at December 31, 2004. The growth was the result of increases of $85.0 million in construction loans, $58.2 million in consumer loans, $64.2 million in business loans, $22.2 million in personal real estate loans, and $14.9 million in business real estate loans, offset by decreases of $13.1 million in overdrafts and $57.0 million in student loans. The increase in consumer loans was the result of continued growth in marine and recreational vehicle lending.
      Available for sale investment securities, excluding fair value adjustments, decreased $373.7 million, or 8.0%, at June 30, 2005 compared to December 31, 2004 as the Company continued to modify its investment securities portfolio to address such things as concentration, duration and interest rate risk. Accordingly, since December 31, 2004, sales, maturities and principal paydowns of securities totaled $1.9 billion. During the same period, purchases of securities totaled $1.5 billion and primarily consisted of mortgage-backed ($897.4 million) and asset-backed ($488.1 million) securities.
      Total deposits increased by $231.8 million, or 2.2%, at June 30, 2005 compared to December 31, 2004. At the beginning of 2005, the Company re-characterized certain additional demand and interest checking accounts as money market accounts, in accordance with Federal Reserve rules. As a result, an additional $530 million of demand deposits and $344 million of interest checking accounts were reclassified as money market accounts during the first quarter of 2005. Exclusive of these and other ongoing reclassifications permissible under Federal Reserve rules, the increase in deposits over year end balances was due mainly to increases of $259.9 million in jumbo certificates of deposit, $88.6 million in retail certificates of deposit, $22.2 million in interest checking accounts and $19.3 million in savings accounts. This growth was partly offset by declines of $124.0 million in money market accounts and $32.4 million in personal demand accounts.
      Compared to 2004 year end balances, total short-term borrowings at June 30, 2005 decreased $319.1 million. This decline was due to a decrease in federal funds purchased of $372.7 million, offset by an increase in repurchase agreements of $53.6 million. The decrease in federal funds purchased was accomplished with liquidity resulting from sales of investment securities.
Liquidity and Capital Resources
Liquidity Management
      The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $128.2 million at June 30, 2005. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $4.4 billion at June 30, 2005, and included an unrealized gain of $40.8 million. The portfolio includes maturities of approximately $768 million which come due during the next 12 months, and offer substantial resources to meet new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the

Federal Reserve. Investment securities pledged for these purposes comprised approximately 44% of the total investment portfolio at June 30, 2005, leaving $2.5 billion of unpledged securities.

	June 30	March 31	December 31
(In thousands)	2005	2005	2004

Liquid assets:
Federal funds sold	$128,204	$179,107	$68,905
Securities purchased under agreements to resell	—	—	—
Available for sale investment securities	4,358,178	4,442,210	4,754,941

Total	$4,486,382	$4,621,317	$4,823,846

      Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2005, such deposits totaled $7.9 billion and represented 74% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.0 billion at June 30, 2005. These accounts are normally considered more volatile and higher costing, but comprised just 9.6% of total deposits at June 30, 2005.

	June 30	March 31	December 31
(In thousands)	2005	2005	2004

Core deposit base:
Non-interest bearing demand	$1,351,186	$1,347,994	$1,943,771
Interest checking	470,083	438,419	820,027
Savings and money market	6,077,857	6,113,750	5,252,088

Total	$7,899,126	$7,900,163	$8,015,886

      Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.6 billion at June 30, 2005. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit, while securities sold under agreements to repurchase are comprised of non-insured customer funds secured by a portion of the Company’s investment portfolio. The Company’s long-term debt is relatively small compared to the Company’s overall liability position. It is comprised mainly of advances from the Federal Home Loan Bank (FHLB), which totaled $351.9 million at June 30, 2005. These borrowings were a combination of fixed and floating rates, most of which mature in less than two years. Other outstanding long-term borrowings relate to the Company’s leasing and venture capital operations.

	June 30	March 31	December 31
(In thousands)	2005	2005	2004

Borrowings:
Federal funds purchased	$1,184,920	$1,225,070	$1,557,635
Securities sold under agreements to repurchase	409,815	341,844	356,243
FHLB advances	351,859	366,886	366,926
Subordinated debentures	4,000	4,000	4,000
Other long-term debt	15,922	17,442	18,616

Total	$1,966,516	$1,955,242	$2,303,420

      In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound debt ratings of A-1 from Standard & Poor’s and Prime-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $299.0 million in loans and $383.6 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.
      Cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) was $544.9 million at June 30, 2005 compared to $585.8 million at December 31, 2004. The $40.9 million decline resulted from changes in the various cash flows produced by the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for June 30, 2005. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $166.2 million during the first six months of 2005. Investing activities, consisting mainly of purchases and maturities of available for sale securities, changes in levels of overnight investments in federal funds sold and resale agreements, and changes in the level of the loan portfolio, provided total cash of $62.0 million. Most of the cash inflow was due to $1.9 billion in sales and maturities of investment securities, partly offset by purchases of $1.6 billion. Financing activities used cash of $269.1 million, resulting from a $319.1 million decrease in overnight borrowings. Also, $121.6 million was required by the Company’s treasury stock repurchase program, and cash dividend payments were $32.1 million. These cash outflows were partly offset by an increase of $212.4 million in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.
Capital Management
      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			for Well-
	June 30	December 31	Capitalized
(Dollars in thousands)	2005	2004	Banks

Risk-adjusted assets	$11,096,042	$10,993,542
Tier I capital	1,306,259	1,342,275
Total capital	1,455,302	1,492,009
Tier I capital ratio	11.77%	12.21%	6.00%
Total capital ratio	13.12%	13.57%	10.00%
Leverage ratio	9.37%	9.60%	5.00%

      The Company maintains a treasury stock buyback program, and, in October 2004, was authorized by the Board of Directors to repurchase up to 5,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various employee benefit programs. During the current quarter, the Company purchased 1,251,614 shares of treasury stock at an average cost of $48.53 per share. At June 30, 2005, 1,215,168 shares remained available for purchase under the current Board authorization.
      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and its usage of alternative investment options. The Company increased its cash dividend by 10% in the first quarter of 2005 compared to the fourth quarter of 2004, and maintained the same dividend payout in the second quarter of 2005. The year 2005 represents the 37th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements
      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2005 totaled $6.6 billion (including approximately $3.2 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $337.9 million and $21.2 million, respectively, at June 30, 2005. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.5 million at June 30, 2005. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.
      The Company periodically purchases state historic rehabilitation tax credits, most of which are resold to third parties. During the year 2004, the tax credits purchased and sold amounted to $31.7 million and $32.2 million, respectively. During the first six months of 2005, the tax credits purchased and sold amounted to $45.1 million and $44.7 million, respectively. At June 30, 2005, the Company had outstanding purchase commitments totaling $51.3 million. Also, the Company has additional funding commitments arising from investments in several private equity concerns, classified as non-marketable investment securities, and low-income housing partnerships. These unfunded commitments amounted to $5.7 million at June 30, 2005.
Segment Results
      The table below is a summary of segment pre-tax income results for the first six months of 2005 and 2004. Please refer to Note 9 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Six Months Ended
	June 30		Increase (decrease)

(Dollars in thousands)	2005	2004	Amount	Percent

Consumer	$88,426	$63,494	$24,932	39.3%
Commercial	63,167	52,685	10,482	19.9
Money management	15,578	14,519	1,059	7.3

Total segments	167,171	130,698	36,473	27.9
Other/elimination	(7,441)	32,627	(40,068)	(122.8)

Income before income taxes	$159,730	$163,325	$(3,595)	(2.2)%

      For the six months ended June 30, 2005, income before income taxes for the Consumer segment increased $24.9 million, or 39.3%, compared to the same period in the prior year. The increase was mainly due to higher allocated funding credits of $26.5 million, coupled with a 6.0% increase in non-interest income. Partly offsetting these increases was a 4.4% increase in non-interest expense. The increase in allocated funding credits resulted from the higher interest rate environment which assigns a greater value, and thus income, to customer deposits in this segment. The increase in non-interest income resulted mainly from higher overdraft fees and bank card transaction fees. Non-interest expense increased over the previous year mainly due to higher salaries expense, operating losses, bank card processing expense, loan servicing costs, assigned overhead costs, and expense related to brokerage and insurance activities. These increases were partly offset by declines in data processing and bank card servicing expense.
      For the six months ended June 30, 2005, income before income taxes for the Commercial segment increased $10.5 million, or 19.9%, compared to the same period in the prior year. This resulted mainly from higher loan recoveries (used in assigning credit costs to the segment) and higher net interest income. Included in net interest income were higher allocated funding credits, which increased for the same reasons as mentioned in the Consumer segment above. Also, while interest on loans grew by $23.5 million, this growth was offset by higher assigned funding costs. Net loan recoveries were $2.9 million in the first six months of 2005, compared to net charge-offs of $5.4 million in the first six months of 2004. Non-interest income decreased by 5.8% from the previous year mainly as a result of lower commercial cash management fees and lease-related income, partly offset by higher commercial bank card transaction fee income. The 4.0% increase in non-interest expense included increases in assigned deposit processing costs, loan servicing charges, bank card servicing charges, overhead cost allocations, and provision for off-balance sheet credit exposures. These increases were partly offset by higher deferred loan origination costs.
      Money Management segment pre-tax profitability for the first six months of 2005 was up 7.3% over the previous year mainly due to higher net interest income, coupled with lower non-interest expense. Net interest income increased 17.8% over the prior year mainly due to higher assigned credit for funds resulting from rising interest rates as described above. The reduction in non-interest expense was mainly due to lower incentive compensation costs and trust processing costs, partly offset by higher proprietary mutual funds expense subsidies. Non-interest income decreased slightly from the prior period mainly due to lower bond trading income, partly offset by higher trust fee revenue.
      As shown in the table above, the pre-tax profitability in the Other/elimination category decreased $40.1 million in the first six months of 2005 compared to the same period in 2004. This decrease was mainly the result of higher cost of fund charges assigned to this category, coupled with lower net gains on securities transactions.
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
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-03, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer”. SOP 03-03 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-03 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows. SOP 03-03 prohibits the carryover of an allowance for loan loss on certain acquired loans, as credit losses are considered in the future cash flows assessment. SOP 03-03 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Company has evaluated the applicability of this SOP for all prospective loans and currently does not expect this Statement to have a material effect on its consolidated financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. The revision requires entities to recognize the cost in their statements of income of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Statement requires several accounting changes in the areas of award modifications and forfeitures. It contains additional guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For calendar year companies, the Statement is effective January 1, 2006. The Company implemented provisions of the original Statement 123 beginning in 2003 and has recorded the cost of such awards in its statements of income. The Company does not expect that adoption of the revised Statement will have a material effect on its consolidated financial statements.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”. The Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Instead of including the cumulative effect of the change in net income, a change in accounting principle must be applied retrospectively to prior periods’ financial statements. In addition, the Statement gives specific guidance when it is impracticable to determine the effects of the change in accounting principle. The Statement carries forward previously issued guidance on reporting changes in accounting estimate (which shall be accounted for in the period of change and future periods, if affected) and errors in previously issued financial statements (which shall be reported as a prior period adjustment by restating the prior period financial statements). For calendar year companies, the Statement is effective for accounting changes and corrections of errors made after January 1, 2006. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2005 and 2004

	Second Quarter 2005			Second Quarter 2004

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,305,000	$29,449	5.12%	$2,124,532	$21,154	4.00%
Real estate — construction	478,675	6,776	5.68	439,082	4,317	3.95
Real estate — business	1,765,896	25,259	5.74	1,850,935	22,075	4.80
Real estate — personal	1,344,203	17,704	5.28	1,329,562	17,175	5.20
Consumer	1,225,386	19,494	6.38	1,184,229	18,706	6.35
Home equity	422,637	6,211	5.89	371,135	4,034	4.37
Student	374,176	4,262	4.57	288,637	1,855	2.58
Credit card	553,965	16,330	11.82	509,310	13,625	10.76
Overdrafts	11,651	—	—	10,779	—	—

Total loans	8,481,589	125,485	5.93	8,108,201	102,941	5.11

Investment securities:
U.S. government & federal agency	1,130,042	12,915	4.58	1,756,428	20,000	4.58
State & municipal obligations(A)	70,746	783	4.44	70,473	871	4.97
Mortgage and asset-backed securities	2,925,252	29,949	4.11	2,985,830	27,123	3.65
Trading securities	7,864	78	3.98	25,151	229	3.67
Other marketable securities(A)	219,289	2,091	3.82	137,523	710	2.08
Non-marketable securities	75,968	1,032	5.45	77,663	808	4.18

Total investment securities	4,429,161	46,848	4.24	5,053,068	49,741	3.96

Federal funds sold and securities purchased under agreements to resell	145,135	1,164	3.22	111,170	339	1.23

Total interest earning assets	13,055,885	173,497	5.33	13,272,439	153,021	4.64

Less allowance for loan losses	(129,995)			(132,767)
Unrealized gain on investment securities	26,119			96,764
Cash and due from banks	502,834			549,708
Land, buildings and equipment, net	370,587			338,103
Other assets	198,816			199,583

Total assets	$14,024,246			$14,323,830

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$417,059	325	.31	$411,260	318	.31
Interest checking and money market	6,820,516	11,867	.70	6,164,127	6,002	.39
Time open & C.D.’s of less than $100,000	1,732,288	12,051	2.79	1,685,584	9,592	2.29
Time open & C.D.’s of $100,000 and over	1,085,769	7,973	2.95	841,283	3,571	1.71

Total interest bearing deposits	10,055,632	32,216	1.29	9,102,254	19,483	.86

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,481,135	10,163	2.75	1,911,587	4,431	.93
Other borrowings(B)	380,043	3,074	3.24	453,931	2,082	1.84

Total borrowings	1,861,178	13,237	2.85	2,365,518	6,513	1.11

Total interest bearing liabilities	11,916,810	45,453	1.53%	11,467,772	25,996	.91%

Non-interest bearing demand deposits	633,473			1,275,569
Other liabilities	92,403			128,470
Stockholders’ equity	1,381,560			1,452,019

Total liabilities and equity	$14,024,246			$14,323,830

Net interest margin (T/ E)		$128,044			$127,025

Net yield on interest earning assets			3.93%			3.85%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2005 and 2004

	Six Months 2005			Six Months 2004

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,275,806	$56,902	5.04%	$2,105,495	$41,687	3.98%
Real estate — construction	460,673	12,440	5.45	432,632	8,553	3.98
Real estate — business	1,762,040	49,342	5.65	1,866,072	44,825	4.83
Real estate — personal	1,339,639	35,151	5.29	1,330,288	34,543	5.22
Consumer	1,209,314	38,050	6.34	1,168,070	37,457	6.45
Home equity	417,525	11,771	5.69	364,119	7,920	4.37
Student	391,999	8,617	4.43	335,347	4,332	2.60
Credit card	550,475	31,982	11.72	510,048	27,834	10.97
Overdrafts	13,961	—	—	14,128	—	—

Total loans	8,421,432	244,255	5.85	8,126,199	207,151	5.13

Investment securities:
U.S. government & federal agency	1,251,566	24,258	3.91	1,766,049	35,585	4.05
State & municipal obligations(A)	67,643	1,488	4.44	71,153	1,755	4.96
Mortgage and asset-backed securities	2,886,712	57,145	3.99	2,915,511	53,933	3.72
Trading securities	9,607	180	3.77	16,792	306	3.67
Other marketable securities(A)	218,463	3,771	3.48	150,977	1,496	1.99
Non-marketable securities	76,408	2,106	5.56	76,157	1,660	4.38

Total investment securities	4,510,399	88,948	3.98	4,996,639	94,735	3.81

Federal funds sold and securities purchased under agreements to resell	115,227	1,748	3.06	85,784	525	1.23

Total interest earning assets	13,047,058	334,951	5.18	13,208,622	302,411	4.60

Less allowance for loan losses	(130,928)			(132,936)
Unrealized gain on investment securities	36,982			113,775
Cash and due from banks	531,431			539,615
Land, buildings and equipment, net	362,206			337,492
Other assets	200,439			192,147

Total assets	$14,047,188			$14,258,715

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$410,488	635	.31	$401,975	622	.31
Interest checking and money market	6,761,696	22,014	.66	6,137,346	11,870	.39
Time open & C.D.’s of less than $100,000	1,698,742	22,443	2.66	1,700,311	19,491	2.31
Time open & C.D.’s of $100,000 and over	1,032,685	14,325	2.80	793,192	6,836	1.73

Total interest bearing deposits	9,903,611	59,417	1.21	9,032,824	38,819	.86

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,567,611	19,581	2.52	1,929,397	8,887	.93
Other borrowings(B)	384,383	5,915	3.10	447,475	4,108	1.85

Total borrowings	1,951,994	25,496	2.63	2,376,872	12,995	1.10

Total interest bearing liabilities	11,855,605	84,913	1.44%	11,409,696	51,814	.91%

Non-interest bearing demand deposits	702,786			1,254,744
Other liabilities	93,884			135,808
Stockholders’ equity	1,394,913			1,458,467

Total liabilities and equity	$14,047,188			$14,258,715

Net interest margin (T/ E)		$250,038			$250,597

Net yield on interest earning assets			3.86%			3.82%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

	June 30, 2005		March 31, 2005		December 31, 2004

	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(8.8)	(1.76)%	$(8.4)	(1.69)%	$(8.7)	(1.78)%
100 basis points rising	(3.9)	(.77)	(3.8)	(.77)	(4.3)	(.88)
100 basis points falling	.4	.10	1.4	.30	2.6	.53

      As shown in the table above, the Company’s exposure to interest rate changes varied slightly at the end of the second quarter of 2005 compared to previous quarters. As of June 30, 2005, under a 200 basis point rising rate scenario, net interest income is expected to decrease by $8.8 million compared with a decline of $8.4 million at March 31, 2005 and a decline of $8.7 million at December 31, 2004. Under a 100 basis point increase, as of June 30, 2005, net interest income is expected to decline by $3.9 million compared with declines of $3.8 million at March 31, 2005 and $4.3 million at December 31, 2004. The Company’s exposure to declining rates at June 30, 2005 increased somewhat, as under a 100 basis point falling rate scenario net interest income would increase by $400 thousand, a reduction of $1.0 million from estimated amounts at March 31, 2005.
      During the second quarter of 2005 the Federal Reserve continued its economic strategy, raising its target federal funds rate by 25 basis points at its May meeting. As happened in the previous quarter, many of the Company’s variable rate loans re-priced at higher rates. This resulted in a 17 basis point increase in average rates earned on the Company’s loan portfolio in the second quarter of 2005. Additionally, average loans grew by $121.0 million over the previous quarter, providing greater interest income, and funded primarily from deposit growth coupled with a decrease in investment securities. The decrease in investment securities was mainly the result of continued efforts to re-position the Company’s investment portfolio, as described on page 17. During the quarter, average deposits increased by $166.3 million. The growth occurred mainly in certificates of deposit, personal demand, and interest checking accounts (excluding the reclassifications discussed on page 21). As a consequence of this deposit growth, average borrowings, primarily federal funds purchased, declined by $182.6 million.
      As noted above, the Company’s overall risk to rising rates increased only slightly this quarter. This was due to a combination of factors, including an increase in fixed rate consumer loans, a reduction in variable rate student loans, and a decline in certain inflation-indexed treasury securities.
      The Company performs monthly simulations which model interest rate risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in the Company’s 2004 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program

April 1 – 30, 2005	375,428	$47.28	375,428	2,091,354
May 1 – 31, 2005	357,587	$48.99	357,587	1,733,767
June 1 – 30, 2005	518,599	$49.12	518,599	1,215,168

Total	1,251,614	$48.53	1,251,614	1,215,168

      On October 22, 2004, the Company announced that its Board of Directors had approved the additional purchase of up to 4,296,580 shares of Company common stock. This, coupled with the shares available under the prior authorization, provided the Company with authority to purchase up to 5,000,000 shares.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The annual meeting of shareholders of the Company was held on April 20, 2005. The following proposals were submitted by the Board of Directors to a vote of security holders:
      (1) Election of four directors to the 2008 Class for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The four nominees for the four directorships received the following votes:

Name of Director	Votes For	Votes Withheld

John R. Capps	54,756,357	2,458,779
W. Thomas Grant, II	56,575,254	639,882
James B. Hebenstreit	56,659,344	555,792
David W. Kemper	56,516,302	698,834
      Other directors whose term of office as director continued after the meeting were: Giorgio Balzer, Jonathan M. Kemper, Thomas A. McDonnell, Terry O. Meek, Benjamin F. Rassieur, III, Andrew C. Taylor, Mary Ann Van Lokeren, and Robert H. West.
      (2) Adoption of the 2005 Equity Incentive Plan. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain	Broker Non-votes

41,097,897	6,182,394	477,324	9,457,521
      (3) Ratification of the selection of KPMG LLP as the Company’s independent public accountant. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain

56,322,964	678,084	214,088

Item 6.	EXHIBITS
      See Index to Exhibits

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett

J. Daniel Stinnett
Vice President & Secretary
Date: August 5, 2005

By	/s/ Jeffery D. Aberdeen

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)
Date: August 5, 2005

INDEX TO EXHIBITS
       10.1 – Commerce Bancshares, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Appendix A of the Company’s Proxy Statement dated March 11, 2005
      10.2 – Commerce Bancshares, Inc. Notice of Grant of Stock Options and Option Agreement
      10.3 – Commerce Bancshares, Inc. Restricted Stock Award Agreement
      31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002