Form 10-Q
period 2005-09-30
COMMERCE BANCSHARES INC /MO/
filed 2005-11-07
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
------------------------------------------------------
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  X  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No  X
As of November 1, 2005, the registrant had outstanding 65,186,462 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries
Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$8,742,832	$8,305,359
Allowance for loan losses	(129,306)	(132,394)

Net loans	8,613,526	8,172,965

Investment securities:
Available for sale	4,024,992	4,754,941
Trading	6,019	9,403
Non-marketable	79,181	73,024

Total investment securities	4,110,192	4,837,368

Federal funds sold and securities purchased under agreements to resell	115,900	68,905
Cash and due from banks	481,176	585,815
Land, buildings and equipment, net	376,999	336,446
Goodwill	48,522	48,522
Other assets	201,762	200,347

Total assets	$13,948,077	$14,250,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,281,470	$1,943,771
Savings, interest checking and money market	6,457,502	6,072,115
Time open and C.D.’s of less than $100,000	1,771,156	1,656,002
Time open and C.D.’s of $100,000 and over	840,700	762,421

Total deposits	10,350,828	10,434,309

Federal funds purchased and securities sold under agreements to repurchase	1,768,721	1,913,878
Other borrowings	370,729	389,542
Other liabilities	93,761	85,759

Total liabilities	12,584,039	12,823,488

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 69,409,882 shares	347,049	347,049
Capital surplus	381,433	388,614
Retained earnings	822,434	703,293
Treasury stock of 3,899,382 shares in 2005 and 1,072,098 shares in 2004, at cost	(192,924)	(51,646)
Accumulated other comprehensive income	6,046	39,570

Total stockholders’ equity	1,364,038	1,426,880

Total liabilities and stockholders’ equity	$13,948,077	$14,250,368

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(In thousands, except per share data)	2005	2004	2005	2004

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$134,653	$106,218	$378,418	$312,980
Interest on investment securities	42,722	44,945	130,862	138,885
Interest on federal funds sold and securities purchased under agreements to resell	1,195	429	2,943	954

Total interest income	178,570	151,592	512,223	452,819

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	14,461	7,130	37,110	19,622
Time open and C.D.’s of less than $100,000	13,351	9,525	35,794	29,016
Time open and C.D.’s of $100,000 and over	7,409	3,883	21,734	10,719
Interest on federal funds purchased and securities sold under agreements to repurchase	14,215	5,466	33,796	14,353
Interest on other borrowings	3,302	1,904	9,093	5,980

Total interest expense	52,738	27,908	137,527	79,690

Net interest income	125,832	123,684	374,696	373,129
Provision for loan losses	8,934	6,606	16,805	23,136

Net interest income after provision for loan losses	116,898	117,078	357,891	349,993

NON-INTEREST INCOME
Deposit account charges and other fees	31,117	27,072	82,894	79,524
Bank card transaction fees	21,981	19,676	62,783	56,624
Trust fees	17,353	16,047	50,787	48,339
Trading account profits and commissions	2,335	2,812	7,399	9,608
Consumer brokerage services	2,440	2,487	7,603	7,426
Loan fees and sales	2,397	2,943	10,642	11,850
Net gains (losses) on securities transactions	289	(148)	5,273	11,636
Other	8,983	8,031	25,185	24,171

Total non-interest income	86,895	78,920	252,566	249,178

NON-INTEREST EXPENSE
Salaries and employee benefits	66,682	65,549	204,447	199,261
Net occupancy	10,277	9,740	29,582	29,740
Equipment	5,838	5,634	17,230	17,170
Supplies and communication	8,458	9,153	24,928	25,439
Data processing and software	12,108	11,469	35,632	33,901
Marketing	4,486	4,552	13,035	12,680
Other	14,538	14,395	44,467	42,149

Total non-interest expense	122,387	120,492	369,321	360,340

Income before income taxes	81,406	75,506	241,136	238,831
Less income taxes	18,615	12,987	74,131	71,150

Net income	$62,791	$62,519	$167,005	$167,681

Net income per share — basic	$.95	$.89	$2.50	$2.38
Net income per share — diluted	$.94	$.88	$2.47	$2.35

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Number of					Other
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Income	Total

	(Unaudited)
Balance January 1, 2005	69,409,882	$347,049	$388,614	$703,293	$(51,646)	$39,570	$1,426,880

Net income				167,005			167,005
Change in unrealized gain on available for sale securities						(33,524)	(33,524)

Total comprehensive income							133,481

Purchase of treasury stock					(173,004)		(173,004)
Issuance of stock under purchase and option plans			(14,608)		30,511		15,903
Net tax benefit related to stock option plans			3,286				3,286
Stock based compensation			5,356				5,356
Issuance of stock under restricted stock award plan			(1,215)		1,215		—
Cash dividends paid ($.720 per share)				(47,864)			(47,864)

Balance September 30, 2005	69,409,882	$347,049	$381,433	$822,434	$(192,924)	$6,046	$1,364,038

Balance January 1, 2004	68,636,548	$343,183	$357,337	$707,136	$(29,573)	$72,871	$1,450,954

Net income				167,681			167,681
Change in unrealized gain on available for sale securities						(20,957)	(20,957)

Total comprehensive income							146,724

Purchase of treasury stock					(111,095)		(111,095)
Issuance of stock under purchase and option plans			(11,934)		24,155		12,221
Net tax benefit related to stock option plans			1,715				1,715
Stock based compensation			5,204				5,204
Issuance of stock under restricted stock award plan			(1,323)		1,323		—
Cash dividends paid ($.657 per share)				(46,059)			(46,059)

Balance September 30, 2004	68,636,548	$343,183	$350,999	$828,758	$(115,190)	$51,914	$1,459,664

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30

(In thousands)	2005	2004

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$167,005	$167,681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,805	23,136
Provision for depreciation and amortization	30,523	31,044
Amortization of investment security premiums, net	13,091	20,131
Net gains on securities transactions(A)	(5,273)	(11,636)
Net gains on sales of mortgage loans held for sale	(1,022)	(1,105)
Originations of mortgage loans held for sale	(69,318)	(74,647)
Proceeds from sales of mortgage loans held for sale	67,604	71,980
Net (increase) decrease in trading securities	1,600	(10,709)
Stock based compensation	5,356	5,204
Decrease in interest receivable	4,213	8,631
Increase (decrease) in interest payable	7,839	(1,145)
Increase (decrease) in income taxes payable	3,843	(11,368)
Net tax benefit related to stock option plans	(3,286)	(1,715)
Other changes, net	7,695	(24,062)

Net cash provided by operating activities	246,675	191,420

INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	1,640,978	192,755
Proceeds from maturities/pay downs of investment securities(A)	991,912	1,147,168
Purchases of investment securities(A)	(1,971,575)	(1,179,915)
Net increase in federal funds sold and securities purchased under agreements to resell	(46,995)	(9,385)
Net increase in loans	(454,637)	(54,195)
Purchases of land, buildings and equipment	(56,507)	(31,893)
Sales of land, buildings and equipment	1,482	1,150

Net cash provided by investing activities	104,658	65,685

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	(283,882)	89,688
Net increase in time open and C.D.’s	193,433	17,278
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(145,157)	(242,985)
Additional borrowings	—	100,000
Repayment of borrowings	(18,692)	(109,257)
Net increase (decrease) in other short-term borrowings	5	(1,878)
Purchases of treasury stock	(173,004)	(111,095)
Issuance of stock under option plans	15,903	12,221
Net tax benefit related to stock option plans	3,286	1,715
Cash dividends paid on common stock	(47,864)	(46,059)

Net cash used in financing activities	(455,972)	(290,372)

Decrease in cash and cash equivalents	(104,639)	(33,267)
Cash and cash equivalents at beginning of year	585,815	567,123

Cash and cash equivalents at September 30	$481,176	$533,856

(A) Available for sale and non-marketable securities

Income tax payments, net of refunds	$70,882	$82,517
Interest paid on deposits and borrowings	$129,688	$80,835

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)

1.	Principles of Consolidation and Presentation
      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2004 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature, except for the income tax expense adjustment discussed below in Note 11. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim periods.
      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2004 Annual Report on Form 10-K.

2.	Allowance for Loan Losses
      The following is a summary of the allowance for loan losses.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

(In thousands)	2005	2004	2005	2004

Balance, beginning of period	$129,428	$133,124	$132,394	$135,221

Additions:
Provision for loan losses	8,934	6,606	16,805	23,136

Total additions	8,934	6,606	16,805	23,136

Deductions:
Loan losses	11,690	10,174	30,944	36,692
Less recoveries on loans	2,634	3,807	11,051	11,698

Net loan losses	9,056	6,367	19,893	24,994

Balance, September 30	$129,306	$133,363	$129,306	$133,363

3.	Investment Securities
      Investment securities, at fair value, consist of the following at September 30, 2005 and December 31, 2004.

	September 30	December 31
(In thousands)	2005	2004

Available for sale
U.S. government and federal agency obligations	$842,108	$1,746,365
State and municipal obligations	243,049	66,389
Mortgage-backed securities	1,753,035	1,336,982
Other asset-backed securities	918,776	1,323,999
Other debt securities	40,434	50,240
Equity securities	227,590	230,966
Trading	6,019	9,403
Non-marketable	79,181	73,024

Total investment securities	$4,110,192	$4,837,368

      U.S. government and federal agency obligations included government-sponsored agencies of $780,479,000 at September 30, 2005 and $1,344,298,000 at December 31, 2004.

      Equity securities included short-term investments in money market mutual funds of $90,126,000 at September 30, 2005 and $187,705,000 at December 31, 2004. Equity securities also included $62,012,000 in FNMA and other corporate preferred stock at September 30, 2005.
      Non-marketable securities primarily included securities held for debt and regulatory purposes, which amounted to $49,927,000 and $50,703,000 at September 30, 2005 and December 31, 2004, respectively, in addition to venture capital and private equity investments, which amounted to $29,199,000 and $22,278,000 at the respective dates.

4.	Intangible Assets
      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	September 30, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit premium	$47,930	$(47,930)	$47,930	$(47,487)
Mortgage servicing rights	526	(477)	539	(483)

Total	$48,456	$(48,407)	$48,469	$(47,970)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $4,000 and $431,000, respectively, for the three month periods ended September 30, 2005 and 2004, and $452,000 and $1,300,000 for the nine month periods ended September 30, 2005 and 2004. Estimated annual amortization expense for the years 2005 through 2009 is as follows.

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
      At September 30, 2005, a liability in the amount of $5,487,000, representing the carrying value of the guarantee obligations associated with the standby letters of credit mentioned above, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $340,367,000 at September 30, 2005.

      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly-owned grantor trust. The securities are due in 2030 and may be redeemed beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $14,627,000 at September 30, 2005. At September 30, 2005, the Company had a recorded liability of $4,036,000 in principal and accrued interest to date, representing amounts owed to the security holders.

6.	Pension
      The amount of net pension cost (income) is as follows:

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30

(In thousands)	2005	2004	2005	2004

Service cost – benefits earned during the period	$(102)	$1,235	$628	$3,738
Interest cost on projected benefit obligation	1,176	1,075	3,516	3,345
Expected return on plan assets	(1,702)	(1,607)	(5,112)	(4,802)
Amortization of prior service cost	—	(26)	—	(76)
Amortization of unrecognized net loss	311	274	871	906

Net periodic pension cost (income)	$(317)	$951	$(97)	$3,111

      As discussed in the Company’s 2004 Annual Report on Form 10-K, effective January 1, 2005, substantially all benefits accrued under the Company’s pension plans were frozen. During the first nine months of 2005, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to its supplemental executive retirement plan, which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the supplemental executive retirement plan, during the remainder of 2005.
      During the third quarter of 2005, the Company, after consultation with actuarial experts, reduced its estimate of the annual service cost of its defined benefit pension plan due to revisions in demographic factors. The adjustment resulted in income recognition during the current quarter, as shown above.

7.	Common Stock
      The shares used in the calculation of basic and diluted income per share are shown below.

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30

(In thousands)	2005	2004	2005	2004

Weighted average common shares outstanding	65,947	69,705	66,768	70,381
Net effect of the assumed exercise of stock options – based on the treasury stock method using average market price for the respective periods	905	995	921	1,033

	66,852	70,700	67,689	71,414

8.	Comprehensive Income (Loss)
      The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30

(In thousands)	2005	2004	2005	2004

Unrealized holding gains (losses)	$(29,964)	$52,331	$(49,109)	$(22,362)
Reclassification adjustment for gains included in net income	(1,089)	(151)	(4,962)	(11,439)

Net unrealized gains (losses) on securities	(31,053)	52,180	(54,071)	(33,801)
Income tax expense (benefit)	(11,800)	19,829	(20,547)	(12,844)

Other comprehensive income (loss)	$(19,253)	$32,351	$(33,524)	$(20,957)

9.	Segments
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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended September 30, 2005:
Net interest income after provision for loan losses	$28,975	$64,450	$(5,437)	$87,988	$28,910	$116,898
Cost of funds allocation	48,725	(15,425)	7,463	40,763	(40,763)	—
Non-interest income	45,211	18,585	20,844	84,640	2,255	86,895

Total net revenue	122,911	67,610	22,870	213,391	(9,598)	203,793
Non-interest expense	68,653	33,481	14,261	116,395	5,992	122,387

Income before income taxes	$54,258	$34,129	$8,609	$96,996	$(15,590)	$81,406

Three Months Ended September 30, 2004:
Net interest income after provision for loan losses	$32,338	$48,607	$(1,846)	$79,099	$37,979	$117,078
Cost of funds allocation	32,094	(2,905)	3,573	32,762	(32,762)	—
Non-interest income	38,314	20,378	20,360	79,052	(132)	78,920

Total net revenue	102,746	66,080	22,087	190,913	5,085	195,998
Non-interest expense	67,535	34,814	14,922	117,271	3,221	120,492

Income before income taxes	$35,211	$31,266	$7,165	$73,642	$1,864	$75,506

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Nine Months Ended September 30, 2005:
Net interest income after provision for loan losses	$91,876	$182,862	$(15,476)	$259,262	$98,629	$357,891
Cost of funds allocation	130,918	(37,137)	21,981	115,762	(115,762)	—
Non-interest income	127,833	54,358	61,554	243,745	8,821	252,566

Total net revenue	350,627	200,083	68,059	618,769	(8,312)	610,457
Non-interest expense	207,943	102,787	43,872	354,602	14,719	369,321

Income before income taxes	$142,684	$97,296	$24,187	$264,167	$(23,031)	$241,136

Nine Months Ended September 30, 2004:
Net interest income after provision for loan losses	$95,643	$136,465	$(5,417)	$226,691	$123,302	$349,993
Cost of funds allocation	87,790	(9,399)	10,945	89,336	(89,336)	—
Non-interest income	116,263	58,357	61,078	235,698	13,480	249,178

Total net revenue	299,696	185,423	66,606	551,725	47,446	599,171
Non-interest expense	200,991	101,472	44,922	347,385	12,955	360,340

Income before income taxes	$98,705	$83,951	$21,684	$204,340	$34,491	$238,831

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
      The Company uses derivative instruments, on a limited basis, primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded in its balance sheet from changes in interest rates. At September 30, 2005, the Company had interest rate swaps with a total notional amount of $121,603,000, of which two swaps with a notional amount of $15,598,000 were designated as fair value hedges of certain fixed rate loans. The remaining swaps consist of paired customer/dealer swaps with offsetting pay/receive terms. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. Also, mortgage loan commitments and forward sales contracts result from the Company’s mortgage banking operation, in which fixed rate personal real estate loans are originated and sold to other institutions.

      The Company’s derivative instruments are listed below.

	September 30, 2005			December 31, 2004

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$121,603	$496	$(1,320)	$49,963	$649	$(1,273)
Foreign exchange contracts:
Forward contracts	11,269	194	(37)	13,031	171	(173)
Options written/purchased	2,840	—	—	2,853	12	(12)
Mortgage loan commitments	14,709	2	(24)	8,319	1	(13)
Mortgage loan forward sale contracts	25,473	57	(5)	15,728	39	(4)

Total	$175,894	$749	$(1,386)	$89,894	$872	$(1,475)

11.	Income Taxes
      For the third quarter of 2005, income tax expense amounted to $18,615,000 compared to $12,987,000 in the third quarter of 2004. The overall effective income tax rate for the third quarter of 2005 was 22.9% compared with 17.2% in the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, income tax expense amounted to $74,131,000 and $71,150,000 and represented effective income tax rates of 30.7% and 29.8%, respectively. During the third quarter of 2005, the Company recognized income tax benefits totaling $10,279,000 associated with certain corporate tax reorganization initiatives. The Company will recognize an additional $3,426,000 tax benefit related to these initiatives in the fourth quarter of 2005. It is not expected that material tax benefits of this nature will continue beyond 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2004 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results to be attained for any other period.
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
      The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses and accounting for income taxes.
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

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

Per Share Data
Net income — basic	$.95	$.89	$2.50	$2.38
Net income — diluted	.94	.88	2.47	2.35
Cash dividends	.240	.219	.720	.657
Book value			20.85	21.03
Market price			51.48	45.80
Selected Ratios
(Based on average balance sheets)
Loans to deposits	82.67%	77.83%	80.49%	78.60%
Non-interest bearing deposits to total deposits	5.78	12.45	6.34	12.28
Equity to loans	15.96	17.69	16.36	17.86
Equity to deposits	13.19	13.77	13.17	14.04
Equity to total assets	9.83	10.22	9.90	10.23
Return on total assets	1.78	1.78	1.59	1.58
Return on total stockholders’ equity	18.12	17.41	16.09	15.46
(Based on end-of-period data)
Efficiency ratio*	57.61	59.22	59.30	58.79
Tier I capital ratio			11.65	12.49
Total capital ratio			12.99	13.86
Leverage ratio			9.44	9.83

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions).
Results of Operations
Summary

	Three Months Ended			Nine Months Ended
	September 30			September 30

			%			%
(Dollars in thousands)	2005	2004	Change	2005	2004	Change

Net interest income	$125,832	$123,684	1.7%	$374,696	$373,129	.4%
Provision for loan losses	(8,934)	(6,606)	35.2	(16,805)	(23,136)	(27.4)
Non-interest income	86,895	78,920	10.1	252,566	249,178	1.4
Non-interest expense	(122,387)	(120,492)	1.6	(369,321)	(360,340)	2.5
Income taxes	(18,615)	(12,987)	43.3	(74,131)	(71,150)	4.2

Net income	$62,791	$62,519	.4%	$167,005	$167,681	(.4)%

      For the quarter ended September 30, 2005, net income amounted to $62.8 million, an increase of $272 thousand, or ..4%, over the third quarter of the previous year. Return on average assets was 1.78% and the return on average equity totaled 18.12%. For the quarter, the efficiency ratio amounted to 57.61%. Net income for the third quarter of 2005 included the recognition of tax benefits of $10.3 million compared to tax benefits of $14.0 million recognized in the third quarter of 2004. During the current quarter, pre-tax income increased 7.8% over the same period last year and resulted from an improving net interest margin, 10.1% growth in non-interest income, and control of non-interest expenses. The growth in non-interest income this quarter compared with third quarter last year was due to solid growth in deposit, bank card and trust fee income. Compared to the third quarter of last year, non-interest expense grew only 1.6%. Diluted earnings per share was $.94, an increase of 6.8% over $.88 per share in the third quarter of 2004.
      Net income for the first nine months of 2005 was $167.0 million, a $676 thousand, or .4%, decrease from the first nine months of 2004. The decline in net income was due to a 2.5% increase in non-interest expense and a higher effective tax rate. These effects were partly offset by a decline of $6.3 million in the provision for loan losses, an increase of $1.4 million in non-interest income, and growth of $1.6 million in net interest income. Diluted earnings per share increased 5.1% to $2.47, compared to $2.35 for the first nine months of last year.
Net Interest Income
      The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.
Analysis of Changes in Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30, 2005 vs. 2004			September 30, 2005 vs. 2004

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$6,563	$21,915	$28,478	$13,728	$51,854	$65,582
Investment securities:
U.S. government and federal agency securities	(6,946)	(792)	(7,738)	(17,358)	(1,707)	(19,065)
State and municipal obligations	1,135	(272)	863	1,063	(467)	596
Mortgage and asset-backed securities	727	2,884	3,611	185	6,638	6,823
Other securities	432	1,041	1,473	968	3,100	4,068

Total interest on investment securities	(4,652)	2,861	(1,791)	(15,142)	7,564	(7,578)

Federal funds sold and securities purchased under agreements to resell	127	639	766	324	1,665	1,989

Total interest income	2,038	25,415	27,453	(1,090)	61,083	59,993

Interest expense:
Deposits:
Savings	(2)	3	1	11	3	14
Interest checking and money market	(55)	7,385	7,330	321	17,153	17,474
Time open & C.D.’s of less than $100,000	183	3,643	3,826	(411)	7,189	6,778
Time open & C.D.’s of $100,000 and over	233	3,293	3,526	1,962	9,053	11,015

Total interest on deposits	359	14,324	14,683	1,883	33,398	35,281

Federal funds purchased and securities sold under agreements to repurchase	286	8,463	8,749	(1,335)	20,778	19,443
Other borrowings	(101)	1,470	1,369	(648)	3,824	3,176

Total interest expense	544	24,257	24,801	(100)	58,000	57,900

Net interest income, fully taxable equivalent basis	$1,494	$1,158	$2,652	$(990)	$3,083	$2,093

      Net interest income for the third quarter of 2005 totaled $125.8 million, a $2.1 million, or 1.7%, increase over the third quarter of 2004. The increase in net interest income was mainly the result of higher interest rates earned on loans and growth in average loan balances, which had a combined effect of increasing net income by $28.5 million. Partly offsetting the increase to net interest income were the effects of higher rates on deposits and short-term borrowing costs, and a reduction in the average balances of investment securities, which had a total combined effect of reducing net interest income by $27.4 million. As a result, the net interest rate margin was 3.86% for the third quarter of 2005, compared to 3.82% in the third quarter of 2004. For the first nine months of 2005, net interest income totaled $374.7 million, an increase of $1.6 million, or .4%, compared with the first nine months of the previous year. The net interest rate margin increased 4 basis points to 3.86% during the first nine months of 2005 compared to the prior year.
      Total interest income increased $27.0 million, or 17.8%, over the third quarter of 2004. The increase was the result of growth in average total loan balances and higher rates earned on all lending products. Average rates earned on loans increased 97 basis points, while loan volumes were up especially in the business, construction, consumer, and credit card categories. Average rates earned on total investment securities increased 25 basis points over the third quarter of 2004, with the largest impact occurring in mortgage and asset-backed securities. Offsetting this increase to interest income was a $717.6 million decrease in the average balances of U.S. government and federal agency securities, which included sales of $359.1 million of inflation-indexed treasury securities during 2005. Inflation-related earnings decreased $2.6 million in the third quarter of 2005 from the third quarter of 2004. The average tax equivalent yield on interest earning assets was 5.46% in the third quarter of 2005 compared to 4.67% in the third quarter of 2004.
      Compared to the first nine months of 2004, total interest income increased $59.4 million. The increase reflects similar trends as noted in the quarterly comparison above, with higher average overall rates earned on interest earning assets, which occurred because of the current rising interest rate environment. In addition, growth in loan balances increased interest income. These increases were offset by lower interest income on investment securities due to declining average balances. Average tax equivalent yields on total interest earning assets for the nine months were 5.27% in 2005 and 4.63% in 2004.
      Total interest expense increased $24.8 million, or 89.0%, compared to the third quarter of 2004. This increase was mainly the result of higher rates paid on all types of deposit accounts, which rose 52 basis points to an overall rate of 1.42% in the third quarter of 2005. Deposit accounts most significantly affected by the increase included money market accounts and short-term certificates of deposit. Rates paid on overnight borrowings also increased, causing interest expense on federal funds purchased and securities sold under agreements to repurchase to increase $8.7 million. The average rate paid on total interest bearing liabilities increased to 1.76% in the third quarter of 2005 compared to 1.00% in the third quarter of 2004.
      For the first nine months of 2005, total interest expense increased $57.8 million, or 72.6%, compared with the previous year. Most of the increase resulted from a 40 basis point increase in average rates paid on deposit balances. Also contributing to the increase were higher rates paid on overnight borrowings and higher average balances in deposits, which increased $825.1 million. Partly offsetting these effects was a $219.1 million decline in average overnight borrowings. The overall average cost of total interest bearing liabilities was 1.55% for the first nine months of 2005 compared to .94% for the same period in 2004.
      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear at the end of this discussion.
Non-Interest Income

	Three Months			Nine Months Ended
	Ended September 30			September 30

(Dollars in thousands)	2005	2004	% Change	2005	2004	% Change

Deposit account charges and other fees	$31,117	$27,072	14.9%	$82,894	$79,524	4.2%
Bank card transaction fees	21,981	19,676	11.7	62,783	56,624	10.9
Trust fees	17,353	16,047	8.1	50,787	48,339	5.1
Trading account profits and commissions	2,335	2,812	(17.0)	7,399	9,608	(23.0)
Consumer brokerage services	2,440	2,487	(1.9)	7,603	7,426	2.4
Loan fees and sales	2,397	2,943	(18.6)	10,642	11,850	(10.2)
Net gains (losses) on securities transactions	289	(148)	N.A.	5,273	11,636	(54.7)
Other	8,983	8,031	11.9	25,185	24,171	4.2

Total non-interest income	$86,895	$78,920	10.1%	$252,566	$249,178	1.4%

Non-interest income as a % of total revenue*	40.8%	39.0%		40.3%	40.0%

* Total revenue is calculated as net interest income plus non-interest income.

      For the third quarter of 2005, total non-interest income amounted to $86.9 million compared with $78.9 million in the same quarter last year, or an increase of 10.1%. The increase resulted from growth in deposit, bank card and trust fee income. Compared with the third quarter of 2004, deposit account fees increased $4.0 million, or 14.9%, mainly due to growth in deposit account overdraft fees, which grew $6.3 million over the same period last year. This strong growth was the result of increasing transaction volumes during the year and pricing changes initiated in the third quarter of 2005. Corporate cash management fee income was down slightly from the same period last year and continued to be affected by an increasing interest rate environment. Bank card fees for the current quarter increased $2.3 million, or 11.7%, over the same period last year, due mainly to higher fees earned on debit card and credit card transactions, which grew by 16.1% and 13.3%, respectively. Trust fees for the quarter increased $1.3 million, or 8.1%, over the same period last year as the result of higher fees on personal trust accounts. Included in loan fees and sales this quarter were $1.1 million in gains on sales of student loans compared with such gains of $1.6 million in the same quarter last year. Other non-interest income increased $1.0 million in the third quarter of 2005 compared to the same period last year partly due to gains on sales of banking premises, partly offset by lower activity in the state tax credit trading program.
      Non-interest income for the nine months ended September 30, 2005 increased $3.4 million, or 1.4%, over the first nine months of 2004. Deposit account fees rose $3.4 million, or 4.2%, due to growth of 21.0% in fee income on overdraft and return items. This growth was partly offset by lower cash management revenue. Compared to the previous year, bank card fee income rose $6.2 million, or 10.9%, with debit and credit card fees growing 16.4% and 13.0%, respectively. Trust fees increased $2.4 million, or 5.1%, over the previous year as a result of both proprietary mutual fund administration fees and growth in personal trust accounts. Bond trading income declined $2.2 million due to lower sales activity. Loan fees and sales decreased by $1.2 million as gains on student loan sales declined from $7.9 million in the first nine months of 2004 to $7.0 million in 2005. Other non-interest income included increases in ATM fees and check float income, partly offset by lower operating lease revenues and tax credit sales income.
      During the current quarter, net securities gains amounted to $289 thousand compared with net securities losses of $148 thousand in the same period last year. The net securities gains in the third quarter of 2005 included an impairment charge of $800 thousand on a private equity investment held by a venture capital subsidiary. On a year-to-date basis, securities transactions resulted in net gains of $5.3 million and $11.6 million for 2005 and 2004, respectively. During the first nine months of 2005, the Company undertook initiatives to review and re-position its investment securities portfolio to address such things as concentration, duration and interest rate risk. Consequently, during the first nine months of 2005, the Company sold available for sale securities totaling $1.6 billion. These sales were comprised mainly of $533.9 million in U.S. government agency securities, $592.9 million in asset-backed securities, and $359.1 million in inflation-indexed treasury securities. Also as a result of the repositioning, the Company purchased $2.0 billion of available for sale securities during the nine month period. The purchases were comprised mainly of $1.0 billion in mortgage-backed securities and $518.1 million in other asset-backed securities.
Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30			September 30

(Dollars in thousands)	2005	2004	% Change	2005	2004	% Change

Salaries and employee benefits	$66,682	$65,549	1.7%	$204,447	$199,261	2.6%
Net occupancy	10,277	9,740	5.5	29,582	29,740	(.5)
Equipment	5,838	5,634	3.6	17,230	17,170	.3
Supplies and communication	8,458	9,153	(7.6)	24,928	25,439	(2.0)
Data processing and software	12,108	11,469	5.6	35,632	33,901	5.1
Marketing	4,486	4,552	(1.4)	13,035	12,680	2.8
Other	14,538	14,395	1.0	44,467	42,149	5.5

Total non-interest expense	$122,387	$120,492	1.6%	$369,321	$360,340	2.5%

      Non-interest expense for the quarter amounted to $122.4 million, an increase of $1.9 million, or 1.6%, compared with $120.5 million recorded in the third quarter of last year. Compared to the third quarter of last year, salaries and benefits expense increased $1.1 million, or 1.7%, as a result of normal merit increases, partly offset by lower retirement and medical insurance costs. Costs for supplies and communication declined $695 thousand, or 7.6%, from amounts recorded in the third quarter of last year mainly due to lower costs for supplies, postage and telephone. Occupancy costs grew by $537 thousand, or 5.5%, due to higher costs for depreciation and utilities. Data processing and software costs increased $639 thousand, or 5.6%, as a result of higher costs for bank card and online banking processing fees, partly offset by lower costs for software license fees and amortization.
      Non-interest expense increased $9.0 million, or 2.5%, in the first nine months of 2005 over the same period in 2004. Salaries and benefits increased $5.2 million, or 2.6%, due to merit increases, partly offset by lower retirement and medical insurance costs. Full-time equivalent employees totaled 4,827 and 4,821 at September 30, 2005 and 2004, respectively. Data processing and software costs increased $1.7 million, or 5.1%, due to the reasons mentioned above. Smaller variances occurred in marketing and equipment expense, which increased $355 thousand and $60 thousand, respectively, and supplies and communication and occupancy, which declined $511 thousand and $158 thousand, respectively. Other non-interest expense increased $2.3 million, or 5.5%, over the prior period due to increases in recruiting expense, proprietary mutual funds expense subsidies, and minority interest expense relating to investment gains recorded by venture capital affiliates. These increases were partly offset by lower loan collection expense, lower intangible asset amortization, and higher capitalized loan costs.
Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
				September 30
	Sept. 30	Sept. 30	June 30
(Dollars in thousands)	2005	2004	2005	2005	2004

Provision for loan losses	$8,934	$6,606	$5,503	$16,805	$23,136

Net loan charge-offs (recoveries):
Business	133	145	(48)	(2,536)	5,482
Credit card	5,879	4,613	5,430	15,906	14,482
Personal banking *	1,837	1,993	1,474	5,259	5,225
Real estate	492	(638)	(19)	267	(463)
Overdrafts	715	254	198	997	268

Total net loan charge-offs	$9,056	$6,367	$7,035	$19,893	$24,994

Annualized total net charge-offs as a percentage of average loans	.42%	.31%	.33%	.31%	.41%

*	Includes consumer, student and home equity loans
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

      Net loan charge-offs for the third quarter of 2005 amounted to $9.1 million compared with $7.0 million in the second quarter of 2005 and $6.4 million in the third quarter of last year. The ratio of annualized net loan charge-offs to total average loans in the current quarter was .42%, compared with ..31% in the same quarter last year and .33% in the second quarter of this year. The increase in net charge-offs in the third quarter of 2005 compared to the previous quarter occurred mainly in credit card, overdraft, and personal banking loans.
      For the third quarter of 2005, annualized net charge-offs on average credit card loans increased to 4.19%, compared with 3.53% in the third quarter of last year. Personal banking loan charge-offs decreased in the current quarter, with a charge-off ratio of .36% compared to .42% in the same quarterly period last year, as delinquencies in 2005 remained at comparatively low levels.
      Net charge-offs during the first nine months of 2005 amounted to $19.9 million, compared to $25.0 million in the comparable prior period. Net charge-offs decreased in the business loan category, partly because a $6.0 million charge-off of a single business loan was recorded in the prior year, coupled with a $1.4 million recovery on the same loan during the current year. This decrease was partly offset by increases in credit card and overdraft loan net charge-offs. The annualized net charge-off ratio decreased to .31% compared to ..41% in the comparable prior period.
      The provision for loan losses for the current quarter totaled $8.9 million, and was up $3.4 million over the provision recorded in the second quarter of this year, and up $2.3 million over the amount recorded in the third quarter of 2004. The provision was $16.8 million in the first nine months of 2005 compared to $23.1 million in the same period in 2004. The allowance for loan losses at September 30, 2005 was $129.3 million, or 1.48% of total loans, and represented 635% of total non-performing loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2005.
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

	September 30	December 31
(Dollars in thousands)	2005	2004

Non-accrual loans	$20,365	$17,618
Foreclosed real estate	675	1,157

Total non-performing assets	$21,040	$18,775

Non-performing assets to total loans	.24%	.23%
Non-performing assets to total assets	.15%	.13%

Loans past due 90 days and still accruing interest	$15,388	$13,067

      Non-accrual loans, which are also considered impaired, totaled $20.4 million at September 30, 2005, and increased $2.7 million over amounts recorded at December 31, 2004. Most of the increase occurred because a $4.7 million business real estate credit was placed on non-accrual status in September 2005. However, the increase was partly offset by an overall decline in lease-related non-accrual loans. Business real estate loans comprised 56.6% of the September 30, 2005 non-accrual loan total, with the remainder primarily relating to business and lease-related loans.
      Total loans past due 90 days or more and still accruing interest amounted to $15.4 million as of September 30, 2005, and increased $2.3 million since December 31, 2004. The increase in past due loans occurred primarily because of increases of $1.8 million and $1.0 million, respectively, in business and business real estate loan delinquencies, partly offset by a $552 thousand decrease in personal real estate loan delinquencies.
      In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard for regulatory purposes. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $45.6 million at September 30, 2005 compared with $63.9 million at December 31, 2004 and $81.2 million at June 30, 2005. The lower balance at September 30, 2005 resulted primarily from customer payments or from further downgrading to non-accrual status.
Income Taxes
      Income tax expense was $18.6 million in the third quarter of 2005 compared to $29.5 million in the second quarter of 2005 and $13.0 million in the third quarter of 2004, resulting in effective tax rates on income from operations of 22.9%, 35.2% and 17.2%, respectively. Income tax expense was $74.1 million in the first nine months of 2005 compared to $71.2 million in the first nine months of 2004, with effective tax rates of 30.7% and 29.8%, respectively.
      The $10.9 million decline in income tax expense in the current quarter compared to the previous quarter was the result of the recognition of tax benefits totaling $10.3 million, associated with certain corporate tax reorganization initiatives. The Company will recognize an additional $3.4 million in tax benefits related to these initiatives in the fourth quarter of this year. It is not expected that material tax benefits of this nature will continue beyond 2005.
      Tax credits of a similar nature, totaling $14.0 million, were recognized in the third quarter of 2004. The effect of the lower tax credits, in addition to higher taxable income, resulted in a $5.6 million increase in income tax expense in the third quarter of 2005 over the third quarter of 2004.
Financial Condition
Balance Sheet
      Total assets of the Company were $13.9 billion at September 30, 2005 compared to $14.3 billion at December 31, 2004. Earning assets at September 30, 2005 were $13.0 billion, consisting of 67% loans and 32% investment securities, compared to $13.2 billion at December 31, 2004.
      During the first nine months of 2005, total period end loans increased $437.5 million, or 5.3%, compared with balances at December 31, 2004. Excluding the effects of certain reclassifications among loan categories, the growth was the result of increases of $184.7 million in business loans, $81.5 million in business real estate loans, $83.0 million in consumer loans, $77.5 million in construction loans, $32.1 million in home equity loans, and $25.0 million in personal real estate loans. This growth was partly offset by a decrease of $34.7 million in student loans. The reclassifications mentioned above transferred approximately $11 million and $27 million, respectively, from the business and construction loan categories to the business real estate loan category at September 30, 2005. The reclassifications were made to better realign the loan reporting with its related collateral and purpose and to reclassify certain construction loans that had moved into amortizing term loans following project completion.
      Available for sale investment securities, excluding fair value adjustments, decreased $675.9 million, or 14.4%, at September 30, 2005 compared to December 31, 2004 as the Company continued to modify its investment securities portfolio to address such things as concentration, duration and interest rate risk. Accordingly, since December 31, 2004, sales, maturities, and paydowns of available for sale securities totaled $2.6 billion. During the same period, purchases of securities totaled $2.0 billion and consisted primarily of mortgage-backed ($1.0 billion) and asset-backed ($518.1 million) securities.

      Total deposits decreased by $83.5 million, or .8%, at September 30, 2005 compared to December 31, 2004. At the beginning of 2005, the Company re-characterized certain additional demand and interest checking accounts as money market accounts, in accordance with Federal Reserve rules. As a result, an additional $530 million of demand deposits and $344 million of interest checking accounts were reclassified as money market accounts during the first quarter of 2005. Exclusive of these and other ongoing reclassifications permissible under Federal Reserve rules, the decrease in deposits from year end balances was due mainly to declines of $219.0 million in money market accounts, $31.4 million in demand deposits, and $30.4 million in interest checking. These declines were partly offset by increases of $115.2 million in retail certificates of deposit and $78.3 million in jumbo certificates of deposit.
      Compared to 2004 year end balances, total short-term borrowings at September 30, 2005 decreased $145.2 million. This change was due to a decline in repurchase agreements of $252.0 million, offset by an increase in federal funds purchased of $106.8 million.
Liquidity and Capital Resources
Liquidity Management
      The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $115.9 million at September 30, 2005. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $4.0 billion at September 30, 2005, and included an unrealized gain of $9.8 million. The portfolio includes maturities of approximately $850 million over the next 12 months, and offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. Investment securities pledged for these purposes comprised approximately 46% of the investment portfolio at September 30, 2005, leaving $2.2 billion of unpledged securities.

	September 30	June 30	December 31
(In thousands)	2005	2005	2004

Liquid assets:
Federal funds sold	$115,900	$128,204	$68,905
Securities purchased under agreements to resell	—	—	—
Available for sale investment securities	4,024,992	4,358,178	4,754,941

Total	$4,140,892	$4,486,382	$4,823,846

      Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2005, such deposits totaled $7.7 billion and represented 75% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $841.7 million at September 30, 2005. These accounts are normally considered more volatile and higher costing, but comprised just 8.1% of total deposits at September 30, 2005.

	September 30	June 30	December 31
(In thousands)	2005	2005	2004

Core deposit base:
Non-interest bearing demand	$1,281,470	$1,351,186	$1,943,771
Interest checking	428,257	470,083	820,027
Savings and money market	6,029,245	6,077,857	5,252,088

Total	$7,738,972	$7,899,126	$8,015,886

      Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.8 billion at September 30, 2005. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit, while securities sold under agreements to repurchase are comprised of non-insured customer funds secured by a portion of the Company’s investment portfolio. The Company’s long-term debt is relatively small compared to its overall liability position. It is comprised mainly of advances from the Federal Home Loan Bank (FHLB), which totaled $351.8 million at September 30, 2005. Most of these advances have floating rates and mature in 2006. Other outstanding long-term borrowings relate to the Company’s leasing and venture capital operations.

	September 30	June 30	December 31
(In thousands)	2005	2005	2004

Borrowings:
Federal funds purchased	$1,305,685	$1,184,920	$1,557,635
Securities sold under agreements to repurchase	463,036	409,815	356,243
FHLB advances	351,818	351,859	366,926
Subordinated debentures	4,000	4,000	4,000
Other long-term debt	14,906	15,922	18,616
Other short-term debt	5	—	—

Total	$2,139,450	$1,966,516	$2,303,420

      In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound debt ratings of A-1 from Standard & Poor’s and Prime-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $356.4 million in loans and $359.3 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.
      Cash and cash equivalents (defined as “Cash and due from banks” on the accompanying balance sheets) was $481.2 million at September 30, 2005, a decrease of $104.6 million compared to December 31, 2004. The cash flow provided by operating activities is considered a very stable source of funds and consists of net income adjusted for certain non-cash items. Operating activities provided cash flow of $246.7 million during the first nine months of 2005. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities, changes in levels of overnight investments in federal funds sold and resale agreements, and changes in the level of the loan portfolio, provided total cash of $104.7 million. Most of the cash inflow was due to $2.6 billion in sales and maturities of investment securities, partly offset by purchases of $2.0 billion. In addition, loan growth required $454.6 million net of repayments. Financing activities used cash of $456.0 million, resulting from a $145.2 million net decline in overnight borrowings, $173.0 million required by the Company’s treasury stock repurchase program, and cash dividend payments of $47.9 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management
      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			for Well-
	September 30	December 31	Capitalized
(Dollars in thousands)	2005	2004	Banks

Risk-adjusted assets	$11,242,298	$10,993,542
Tier I capital	1,310,165	1,342,275
Total capital	1,460,414	1,492,009
Tier I capital ratio	11.65%	12.21%	6.00%
Total capital ratio	12.99%	13.57%	10.00%
Leverage ratio	9.44%	9.60%	5.00%

      The Company maintains a treasury stock buyback program, and in October 2004 was authorized by the Board of Directors to repurchase up to 5,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various employee benefit programs. During the current quarter, the Company purchased 966,711 shares of treasury stock at an average cost of $53.20 per share. At September 30, 2005, 248,457 shares remained available for purchase under the current Board authorization. In October 2005, the Company’s Board of Directors updated its authorization to allow the Company to purchase 5,000,000 shares of its common stock.
      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and its usage of alternative investment options. The Company increased its cash dividend by 10% in the first quarter of 2005 compared to the fourth quarter of 2004, and has maintained the same dividend payout in the second and third quarters of 2005. The year 2005 represents the 37th consecutive year of per share dividend increases.
Commitments and Off-Balance Sheet Arrangements
      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2005 totaled $6.6 billion (including approximately $3.3 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $340.4 million and $21.8 million, respectively, at September 30, 2005. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $5.5 million at September 30, 2005. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.
      The Company periodically purchases various state tax credits, most of which are resold to third parties. During 2004, the tax credits purchased and sold amounted to $31.7 million and $32.2 million, respectively. During the first nine months of 2005, the tax credits purchased and sold amounted to $46.8 million and $45.8 million, respectively. At September 30, 2005, the Company had outstanding purchase commitments totaling $50.0 million. Also, the Company has additional funding commitments arising from investments in several private equity concerns and low-income housing partnerships. These unfunded commitments amounted to $5.6 million at September 30, 2005.

Segment Results
      The table below is a summary of segment pre-tax income results for the first nine months of 2005 and 2004. Please refer to Note 9 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Nine Months Ended
	September 30		Increase (decrease)

(Dollars in thousands)	2005	2004	Amount	Percent

Consumer	$142,684	$98,705	$43,979	44.6%
Commercial	97,296	83,951	13,345	15.9
Money management	24,187	21,684	2,503	11.5

Total segments	264,167	204,340	59,827	29.3
Other/elimination	(23,031)	34,491	(57,522)	N.A.

Income before income taxes	$241,136	$238,831	$2,305	1.0%

      For the nine months ended September 30, 2005, income before income taxes for the Consumer segment increased $44.0 million, or 44.6%, mainly due to a higher allocated net credit for funds provided of $43.1 million, coupled with a 10.0% increase in non-interest income. Partly offsetting these increases were a 3.5% increase in non-interest expense, a $1.3 million increase in credit card loan net charge-offs, and a slight decline in direct net interest income. The increase in allocated funding credits resulted from the higher interest rate environment, which assigns a greater value, and thus income, to customer deposits in this segment. The increase in non-interest income resulted mainly from higher overdraft fees and bank card transaction fees, partly offset by a decline in gains on student loan sales. Non-interest expense increased over the previous year mainly due to higher salaries expense, bank card processing expense, online banking processing costs, and corporate management fees. These increases were partly offset by declines in assigned overhead costs and retail deposit account processing fees.
      For the nine months ended September 30, 2005, income before taxes for the Commercial segment increased $13.3 million, or 15.9%, compared to the same period in the prior year. This resulted mainly from higher loan recoveries (used in assigning credit costs to the segment) and higher direct net interest income. Higher funding credits were allocated to the segment, which rose for the same reasons as mentioned in the Consumer segment above. While interest on loans grew by $42.3 million, this growth was offset by higher assigned funding costs. Net loan recoveries were $2.2 million in the first nine months of 2005, compared to net charge-offs of $4.9 million in the first nine months of 2004. Non-interest income decreased by $4.0 million, or 6.9%, as a result of declines in commercial cash management fees, lease-related income, and tax credit sales income. These decreases were partly offset by higher commercial bank card transaction fee income. Non-interest expense grew by $1.3 million, or 1.3%, largely due to increases in salaries expense, commercial deposit account processing fees, bank card servicing charges, and overhead cost allocations. These expense increases were partly offset by a decline in operating losses and higher deferred origination costs.
      Money Management segment pre-tax profitability for the nine months ended September 30, 2005 was up 11.5% over the previous year mainly due to higher net interest income, coupled with lower non-interest expense, which was down 2.3%. Net interest income increased 17.7% over the prior year mainly due to higher assigned credit for funds resulting from the rising interest rates as described above. The reduction in non-interest expense was mainly due to lower incentive compensation costs and trust processing costs, partly offset by higher proprietary mutual funds expense subsidies. Non-interest income increased slightly over the prior year mainly due to higher trust fee revenue, partly offset by lower bond trading income.
      As shown in the table above, the pre-tax profitability in the Other/elimination category decreased $57.5 million in the first nine months of 2005 compared to the same period in 2004. This decrease was mainly the result of higher cost of funds charges assigned to this category, coupled with lower net gains on securities transactions.

Impact of Recently Issued Accounting Standards
      The Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities”, in December 2003. FIN 46R clarified the requirements that investments in variable interest entities (VIE) be consolidated by the entity that has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected returns, or both. Public companies were required to apply the unmodified provisions of the Interpretation to “special-purpose entities” by the end of the first reporting period ending after December 15, 2003. Public companies, other than small business issuers, were required to apply the revised Interpretation by the end of the first reporting period beginning after March 15, 2004 to all entities that were not special-purpose entities.
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
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-03, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer”. SOP 03-03 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-03 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows. SOP 03-03 prohibits the carryover of an allowance for loan loss on certain acquired loans, as credit losses are considered in the future cash flows assessment. SOP 03-03 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The adoption of this Statement did not have an impact on the Company’s financial statements.
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
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”. The Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement carries forward previously issued guidance on reporting changes in accounting estimate (which shall be accounted for in the period of change and future periods, if affected) and errors in previously issued financial statements (which shall be reported as a prior period adjustment by restating the prior period financial statements). For calendar year companies, the Statement is effective for accounting changes and corrections of errors made after January 1, 2006. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2005 and 2004

	Third Quarter 2005			Third Quarter 2004

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,356,938	$32,675	5.50%	$2,083,407	$21,658	4.14%
Real estate — construction	518,638	7,970	6.10	426,562	4,516	4.21
Real estate — business	1,775,132	26,920	6.02	1,806,227	22,654	4.99
Real estate — personal	1,366,817	18,301	5.31	1,338,895	17,323	5.15
Consumer	1,267,466	20,827	6.52	1,210,117	19,019	6.25
Home equity	437,359	6,991	6.34	390,005	4,548	4.64
Student	321,283	4,111	5.08	289,730	2,250	3.09
Credit card	556,235	17,109	12.20	520,232	14,458	11.06
Overdrafts	14,973	—	—	10,659	—	—

Total loans	8,614,841	134,904	6.21	8,075,834	106,426	5.24

Investment securities:
U.S. government & federal agency	918,993	8,041	3.47	1,636,629	15,779	3.84
State & municipal obligations(A)	164,282	1,742	4.21	71,838	879	4.87
Mortgage and asset-backed securities	2,905,599	30,334	4.14	2,828,924	26,723	3.76
Trading securities	10,696	108	4.01	10,326	90	3.45
Other marketable securities(A)	221,623	2,615	4.68	158,119	886	2.23
Non-marketable securities	80,613	713	3.51	75,123	987	5.23

Total investment securities	4,301,806	43,553	4.02	4,780,959	45,344	3.77

Federal funds sold and securities purchased under agreements to resell	126,930	1,195	3.74	101,152	429	1.69

Total interest earning assets	13,043,577	179,652	5.46	12,957,945	152,199	4.67

Less allowance for loan losses	(128,228)			(132,165)
Unrealized gain on investment securities	19,786			54,874
Cash and due from banks	478,428			556,811
Land, buildings and equipment, net	376,289			341,382
Other assets	197,053			190,274

Total assets	$13,986,905			$13,969,121

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$404,019	318	.31	$406,112	317	.31
Interest checking and money market	6,759,046	14,143	.83	6,205,268	6,813	.44
Time open & C.D.’s of less than $100,000	1,752,749	13,351	3.02	1,657,022	9,525	2.29
Time open & C.D.’s of $100,000 and over	902,654	7,409	3.26	814,984	3,883	1.90

Total interest bearing deposits	9,818,468	35,221	1.42	9,083,386	20,538	.90

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,724,082	14,215	3.27	1,661,568	5,466	1.31
Other borrowings(B)	370,961	3,302	3.53	392,374	1,933	1.96

Total borrowings	2,095,043	17,517	3.32	2,053,942	7,399	1.43

Total interest bearing liabilities	11,913,511	52,738	1.76%	11,137,328	27,937	1.00%

Non-interest bearing demand deposits	602,016			1,292,276
Other liabilities	96,667			110,609
Stockholders’ equity	1,374,711			1,428,908

Total liabilities and equity	$13,986,905			$13,969,121

Net interest margin (T/E)		$126,914			$124,262

Net yield on interest earning assets			3.86%			3.82%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2005 and 2004

	Nine Months 2005			Nine Months 2004

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,303,147	$89,577	5.20%	$2,098,079	$63,345	4.03%
Real estate — construction	480,207	20,410	5.68	430,594	13,069	4.05
Real estate — business	1,766,452	76,262	5.77	1,845,978	67,479	4.88
Real estate — personal	1,348,798	53,452	5.30	1,333,178	51,866	5.20
Consumer	1,228,911	58,877	6.41	1,182,188	56,476	6.38
Home equity	424,209	18,762	5.91	372,811	12,468	4.47
Student	368,168	12,728	4.62	320,030	6,582	2.75
Credit card	552,416	49,091	11.88	513,467	42,292	11.00
Overdrafts	14,302	—	—	12,963	—	—

Total loans	8,486,610	379,159	5.97	8,109,288	313,577	5.17

Investment securities:
U.S. government & federal agency	1,139,490	32,299	3.79	1,722,594	51,364	3.98
State & municipal obligations(A)	100,210	3,230	4.31	71,383	2,634	4.93
Mortgage and asset-backed securities	2,893,077	87,479	4.04	2,886,438	80,656	3.73
Trading securities	9,974	288	3.86	14,621	396	3.62
Other marketable securities(A)	219,528	6,386	3.89	153,375	2,382	2.07
Non-marketable securities	77,825	2,819	4.84	75,810	2,647	4.66

Total investment securities	4,440,104	132,501	3.99	4,924,221	140,079	3.80

Federal funds sold and securities purchased under agreements to resell	119,171	2,943	3.30	90,944	954	1.40

Total interest earning assets	13,045,885	514,603	5.27	13,124,453	454,610	4.63

Less allowance for loan losses	(130,018)			(132,677)
Unrealized gain on investment securities	31,187			93,998
Cash and due from banks	513,569			545,389
Land, buildings and equipment, net	366,952			338,798
Other assets	199,298			191,518

Total assets	$14,026,873			$14,161,479

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$408,308	953	.31	$403,364	939	.31
Interest checking and money market	6,760,803	36,157	.72	6,160,152	18,683	.41
Time open & C.D.’s of less than $100,000	1,716,942	35,794	2.79	1,685,776	29,016	2.30
Time open & C.D.’s of $100,000 and over	988,865	21,734	2.94	800,509	10,719	1.79

Total interest bearing deposits	9,874,918	94,638	1.28	9,049,801	59,357	.88

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,620,341	33,796	2.79	1,839,469	14,353	1.04
Other borrowings(B)	379,860	9,217	3.24	428,974	6,041	1.88

Total borrowings	2,000,201	43,013	2.88	2,268,443	20,394	1.20

Total interest bearing liabilities	11,875,119	137,651	1.55%	11,318,244	79,751	.94%

Non-interest bearing demand deposits	668,827			1,267,346
Other liabilities	94,822			127,347
Stockholders’ equity	1,388,105			1,448,542

Total liabilities and equity	$14,026,873			$14,161,479

Net interest margin (T/E)		$376,952			$374,859

Net yield on interest earning assets			3.86%			3.82%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movements in interest rates. The Company performs monthly simulations which model interest rates movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in the Company’s 2004 Annual Report on Form 10-K.
      The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	September 30, 2005		June 30, 2005		December 31, 2004

	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(7.0)	(1.40)%	$(8.8)	(1.76)%	$(8.7)	(1.78)%
100 basis points rising	(2.9)	(.58)	(3.9)	(.77)	(4.3)	(.88)
100 basis points falling	(.4)	(.07)	.4	.10	2.6	.53

      The above scenarios reflect a slight decrease in the exposure of the Company’s net interest income to rising rates at September 30, 2005 compared to previous quarters. As of September 30, 2005, a two hundred basis point rising rate scenario would cause net interest income to decrease $7.0 million compared with a decline of $8.8 million at June 30, 2005 and a decline of $8.7 million at December 31, 2004. Under a 100 basis point increase, as of September 30, 2005, net interest income is expected to decline by $2.9 million compared with declines of $3.9 million at June 30, 2005 and $4.3 million at December 31, 2004. The Company’s exposure to declining rates at September 30, 2005 was such that a 100 basis point falling rate scenario would cause net interest income to decrease by $400 thousand, a reduction of $800 thousand from estimated amounts at June 30, 2005.
      Compared with the second quarter of 2005, relative to a rise in rates, the Company’s overall interest rate risk profile improved somewhat as a result of loan growth in the quarter, especially in those shorter-term and variably priced loans. Also, the continued decline in the investment securities portfolio helped shift earning assets away from fixed rate assets toward assets with greater re-pricing opportunities. Offsetting this somewhat was the fact that average short-term overnight borrowings increased, mainly as a result of lower average deposit balances.

Item 4.	CONTROLS AND PROCEDURES
      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program

July 1 – 31, 2005	125,857	$53.93	125,857	1,089,311
August 1 – 31, 2005	523,224	$53.09	523,224	566,087
September 1 – 30, 2005	317,630	$53.10	317,630	248,457

Total	966,711	$53.20	966,711	248,457

      The Company recently completed the repurchase of 5,000,000 shares pursuant to an authorization by the Board of Directors in October 2004. The table above reflects activity and balances relating to that prior authorization only, as of and for the three months ended September 30, 2005. At its October 21, 2005 meeting, the Board of Directors approved a new purchase of up to 5,000,000 shares of Company common stock.

Item 6.	EXHIBITS
      See Index to Exhibits

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett

J. Daniel Stinnett
Vice President & Secretary
Date: November 7, 2005

By	/s/ Jeffery D. Aberdeen

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)
Date: November 7, 2005

INDEX TO EXHIBITS
       31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32     – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002