Form 10-K
period 2005-12-31
COMMERCE BANCSHARES INC /MO/
filed 2006-02-27
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
-------------------------------------------------------
For the Fiscal Year Ended December 31, 2005 — Commission File No. 0-2989
COMMERCE BANCSHARES, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Missouri ------------ (State of Incorporation)	43-0889454 ------------ (IRS Employer Identification No.)
1000 Walnut, Kansas City, MO ------------ (Address of principal executive offices)	64106 ---------- (Zip Code)
(816) 234-2000 ------------ (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------------------------------------
NONE
Securities registered pursuant to Section 12(g) of the Act:
----------------------------------------------------------------------------------------
Title of class
$5 Par Value Common Stock
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☑    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐    No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑        Accelerated filer ☐         Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
As of February 9, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,707,000,000.
As of February 9, 2006, there were 66,865,364 shares of Registrant’s $5 Par Value Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
------------------------------------------------------------------
Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of shareholders, which will be filed within 120 days of December 31, 2005, are incorporated by reference into Part III of this Report.

Commerce Bancshares, Inc.
Form 10-K

PART I
Item 1. BUSINESS
General
      Commerce Bancshares, Inc. (the “Company”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns all of the outstanding capital stock of three national banking associations, which are headquartered in Missouri (the “Missouri bank”), Kansas (the “Kansas bank”), and Nebraska (the “Nebraska bank”). The Nebraska bank is limited in its activities to the issuance of credit cards. The remaining two banking subsidiaries engage in general banking business, providing a broad range of retail, corporate, investment, trust, and asset management products and services to individuals and businesses. The Company also owns, directly or through its banking subsidiaries, various non-banking subsidiaries. Their activities include owning real estate leased to the Company’s banking subsidiaries, underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the banking subsidiaries), venture capital investment, securities brokerage, mortgage banking, and leasing activities. The Company owns a second tier holding company that is the direct owner of both the Missouri and Kansas banks. A list of the Company’s subsidiaries is included as Exhibit 21.
      The Company is the largest bank holding company headquartered in Missouri. At December 31, 2005, the Company had consolidated assets of $13.9 billion, loans of $8.9 billion, deposits of $10.9 billion, and stockholders’ equity of $1.3 billion.
      The Missouri bank is the Company’s largest, with total assets of $12.4 billion and comprising approximately 91% of the Company’s total banking assets. The bank’s facilities are located throughout Missouri, in eastern Kansas, and in the Peoria and Bloomington areas in Illinois. The Kansas bank has total assets of $1.2 billion. It has significant operations and banking facilities in the areas of Wichita, Hays, Hutchinson, and Garden City, Kansas.
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
      The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. The Company’s most recent acquisition was in January 2003 when it purchased The Vaughn Group, Inc., a direct equipment lessor based in Cincinnati, Ohio with a portfolio of direct financing, sales type and operating leases. The last bank acquisition was in March 2001, when the Company acquired Breckenridge Bancshares Company and its subsidiary, Centennial Bank. For additional information on acquisition and branch disposition activity, refer to pages 14 and 56.
Operating Segments
      The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, bank card activities, student lending, and discount brokerage services. It provides services through a network of 191 full-service branches, a widespread ATM network of 385 machines, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2005 this retail segment contributed 54% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, leasing, and international services, as well as business and government deposit and cash management services. In 2005 it contributed 37% of total segment pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment portfolio management services. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold to individuals and institutional investors through the Capital Markets group, which is also included in this segment. At December 31, 2005 the Money Management segment managed investments with a market value of $10.6 billion and administered an additional $9.1 billion in non-managed assets. Additional information relating to operating segments can be found on pages 37 and 71.
Supervision and Regulation

General
      The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHC Act). Under the BHC Act, the Federal Reserve Board’s prior approval is required in any case in which the Company proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking company. Under the BHC Act, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of non-banking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, each subsidiary bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA). The Missouri, Kansas and Nebraska bank charters have current CRA ratings of “outstanding”.
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

Payment of Dividends
      The principal source of the Company’s cash revenues is dividends from the subsidiary banks. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The OCC limits the payment of dividends by bank subsidiaries in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained from the OCC for dividends exceeding these amounts. The payment of dividends by the bank subsidiaries may also be affected by factors such as the maintenance of adequate capital.

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
      In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2005 all of the subsidiary banks were “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 74.

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

      In 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as the Company’s broker-dealer subsidiary. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. In December 2005, Congress voted to extend some expiring provisions of the Patriot Act for six months.
      The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, a major reform of the bankruptcy system, was passed by Congress and signed into law by President Bush in April 2005. Changes instituted by this new law took effect on October 17, 2005. Under the new bankruptcy law, bankruptcy applicants who wish to file under Chapter 7 must meet certain eligibility requirements under a “means test”. While the immediate impact on the banking industry was a surge in bankruptcy filings in the fourth quarter of 2005, the long-term effect of the change is expected to be a reduction in bankruptcy filings, thereby limiting bankruptcy-related loan charge-offs.
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
Employees
      The Company and its subsidiaries employed 4,397 persons on a full-time basis and 662 persons on a part-time basis at December 31, 2005. The Company provides a variety of benefit programs including retirement and 401K plans as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.
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

Statistical Disclosure
      The information required by Securities Act Guide 3 – “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	16, 42-45
II.	Investment Portfolio	28-30, 59-61
III.	Loan Portfolio
	Types of Loans	20
	Maturities and Sensitivities of Loans to Changes in Interest Rates	21
	Risk Elements	26-28
IV.	Summary of Loan Loss Experience	24-26
V.	Deposits	42-43, 63
VI.	Return on Equity and Assets	13
VII.	Short-Term Borrowings	63-65
Item 1a. RISK FACTORS
      Investments in Commerce Bancshares, Inc. common stock involve risk. The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:

•	Changes in securities analysts’ estimates of financial performance

•	Volatility of stock market prices and volumes

•	Rumors or erroneous information

•	Changes in market valuations of similar companies

•	Changes in interest rates

•	New developments in the banking industry

•	Variations in quarterly or annual operating results

•	New litigation or changes in existing litigation

•	Regulatory actions

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
Geographical Risk
      The Company’s main markets are included in the states of Missouri, Kansas and central Illinois. Since the Company does not have significant presence in other parts of the country, a prolonged economic downturn in these markets could negatively impact the Company.
Industry Risk
      The Company operates in the financial services industry, a rapidly changing environment having numerous competitors including other banks and insurance companies, securities dealers, brokers, trust and investment companies and mortgage bankers. The pace of consolidation among financial service providers is accelerating and there are many new changes in technology, product offerings and regulation.

The Company must continue to make investments in its products and delivery systems to stay competitive with the industry as a whole or its financial performance may suffer.
Regulatory Risk
      The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business.
Interest Rate Risk
      The Company’s net interest income is the largest source of overall revenue to the Company and is mainly based on the difference between interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits. Refer to page 35 for a discussion of the Company’s interest rate sensitivity and interest rate risk.
Lending Risk
      There are inherent risks associated with the Company’s lending activities. Changes in economic conditions and changes in interest rates among other things could impact borrowers’ capabilities to repay the Company outstanding loans. For a complete discussion of the risk elements of the Company’s loan portfolio, please refer to page 26.
Litigation Risk
      From time to time, the Company is subject to claims and litigation from customers and other individuals. Whether such claims and legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business and financial performance.
Item 1b. UNRESOLVED STAFF COMMENTS
      None

Item 2. PROPERTIES
      The bank subsidiaries maintain their main offices in various multi-story office buildings. The Missouri bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut Kansas City, MO	256,000	93%	91%
1000 Walnut Kansas City, MO	403,000	77	34
720 Main Kansas City, MO	194,000	100	100
811 Main Kansas City, MO	225,000	23	23
8000 Forsyth Clayton, MO	178,000	95	93
1551 N. Waterfront Pkwy Wichita, KS	120,000	100	34

      The Nebraska credit card bank leases its offices in Omaha, Nebraska. Additionally, certain other installment loan, trust and safe deposit functions operate out of leased offices in downtown Kansas City. The Company has an additional 184 branch locations in Missouri, Illinois and Kansas which are owned or leased, and 151 off-site ATM locations.
      In 2005, the Missouri bank purchased a multi-story office building at 811 Main, which is currently undergoing renovation. The bank expects to move its backroom check operations from its building at 720 Main to the new facility and eventually sell the 720 Main building. Also in 2005, the Kansas bank completed construction on a new multi-story building in Wichita and moved its principal operations staff to this location.
Item 3. LEGAL PROCEEDINGS
      The information required by this item is set forth in Item 8 under Note 18, Commitments, Contingencies and Guarantees on page 79.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant
      The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 52	Controller of the Company since December 1995. Prior thereto he was Assistant Controller of the Company. He is Controller of the Company’s subsidiary banks, Commerce Bank, N.A. (Missouri, Kansas and Omaha).

Kevin G. Barth, 45	Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank, N.A. (Missouri), since October 1998. Senior Vice President of the Company and Officer of Commerce Bank, N.A. (Missouri) prior thereto.

A. Bayard Clark, 60	Chief Financial Officer, Executive Vice President and Treasurer of the Company since December 1995. Executive Vice President of the Company prior thereto.

Sara E. Foster, 45	Senior Vice President of the Company since February 1998 and Vice President of the Company prior thereto.

David W. Kemper, 55	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. He is Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 52	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.

Charles G. Kim, 45	Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank, N.A. (Missouri) since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.

Seth M. Leadbeater, 55	Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. He has been Vice Chairman of Commerce Bank, N.A. (Missouri) since September 2004. Prior thereto he was Executive Vice President of Commerce Bank, N.A. (Missouri) and President of Commerce Bank, N.A. (Clayton, MO).

Robert C. Matthews, Jr., 58	Executive Vice President of the Company since December 1989. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997.

Michael J. Petrie, 49	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Name and Age	Positions with Registrant

Robert J. Rauscher, 48	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. (Missouri) prior thereto.

V. Raymond Stranghoener, 54	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto. Prior to his employment with the Company in October 1999, he was employed at BankAmerica Corp. as National Executive of the Bank of America Private Bank Wealth Strategies Group. He joined Boatmen’s Trust Company in 1993, which subsequently merged with BankAmerica Corp.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Commerce Bancshares, Inc.
Common Stock Data
      The following table sets forth the high and low prices of actual transactions for the Company’s common stock (CBSH) and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2005).

				Cash
	Quarter	High	Low	Dividends

2005	First	$47.62	$44.11	$.229
	Second	48.50	43.94	.229
	Third	52.11	47.22	.229
	Fourth	53.63	47.57	.229

2004	First	$45.35	$40.59	$.209
	Second	43.69	39.91	.209
	Third	44.66	40.15	.209
	Fourth	47.85	42.46	.209

2003	First	$35.57	$30.41	$.143
	Second	35.85	30.84	.143
	Third	39.56	33.08	.194
	Fourth	44.75	37.72	.194

      Commerce Bancshares, Inc. common shares are publicly traded on The Nasdaq Stock Market (NASDAQ). NASDAQ is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. In January 2006, the Securities and Exchange Commission approved its application to become a registered national securities exchange. The Company had 4,522 shareholders of record as of December 31, 2005.

      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1–31, 2005	304,361	$51.53	304,361	4,944,096
November 1–30, 2005	521,421	$53.99	521,421	4,422,675
December 1–31, 2005	334,459	$52.81	334,459	4,088,216

Total	1,160,241	$53.00	1,160,241	4,088,216

      On October 21, 2005, the Company announced that its Board of Directors had approved a new authorization for the purchase of up to 5,000,000 shares of Company common stock. The Company had recently completed the repurchase of 5,000,000 shares pursuant to a prior authorization by the Board of Directors.

Item 6.	SELECTED FINANCIAL DATA
      The required information is set forth below in Item 7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      Commerce Bancshares, Inc. (the Company) operates as a super-community bank offering an array of sophisticated financial products delivered with high-quality, personal customer service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from approximately 340 locations in Missouri, Kansas, and Illinois, using delivery platforms which include an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.
      The core of the Company’s competitive advantage is its concentration on relationship banking with high service levels and competitive products. In order to enhance shareholder value, the Company focuses on growing its core revenue by expanding new and existing customer relationships, utilizing improved technology, and enhancing customer satisfaction.
      Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•	Growth in earnings per share – Diluted earnings per share rose 7.1% over 2004 and has risen 8.2%, compounded annually, over the last 5 years.

•	Growth in total revenue – Total revenue is comprised of net interest income and non-interest income, and grew 2.3% over 2004. It has risen 2.7%, compounded annually, over the last five years. The growth in total revenue during 2005 resulted from modest growth in net interest income, coupled with 4.4% growth in non-interest income.

•	Expense control – Total non-interest expense grew by 2.9% this year due to prudent management oversight and expanded use of technology, creating productivity enhancements. Salaries and employee benefits, the largest expense component, grew by 2.8%. The efficiency ratio was 59.3% in 2005.

•	Asset quality – Net loan charge-offs in 2005 were $446 thousand less than in 2004, and averaged .38% of loans compared to .41% in the previous year. Non-performing assets at year end 2005 declined 38% compared to the previous year.

•	Shareholder return – Total shareholder return, including the stock price and dividends, totaled 11.3% over the past 5 years and 14.7% over the past 10 years.
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.
Key Ratios

(Based on average balance sheets):	2005	2004	2003	2002	2001

Return on total assets	1.60%	1.56%	1.52%	1.58%	1.52%
Return on stockholders’ equity	16.19	15.19	14.27	14.42	14.56
Tier I capital ratio	12.21	12.21	12.31	12.67	12.28
Total capital ratio	13.63	13.57	13.70	14.05	13.64
Leverage ratio	9.43	9.60	9.71	10.18	9.81
Efficiency ratio*	59.30	59.16	58.83	58.62	58.79
Loans to deposits	81.34	78.71	79.96	79.29	82.49
Net yield on interest earning assets (tax equivalent basis)	3.89	3.81	4.04	4.39	4.35
Non-interest bearing deposits to total deposits	6.23	12.47	10.81	9.96	11.63
Equity to total assets	9.87	10.25	10.68	10.97	10.46
Cash dividend payout ratio	28.92	28.26	25.19	21.78	22.76

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding gains/losses on securities transactions).
Selected Financial Data

(In thousands, except per share data)	2005	2004	2003	2002	2001

Net interest income	$501,702	$497,331	$502,392	$499,965	$468,775
Provision for loan losses	28,785	30,351	40,676	34,108	36,423
Non-interest income	341,199	326,931	301,667	280,572	274,999
Non-interest expense	496,522	482,769	472,144	458,200	443,097
Net income	223,247	220,341	206,524	196,310	178,712
Net income per share-basic*	3.21	3.00	2.71	2.49	2.23
Net income per share-diluted*	3.16	2.95	2.67	2.46	2.20
Cash dividends	63,421	61,135	51,266	42,185	40,254
Cash dividends per share*	.914	.834	.674	.535	.501
Market price per share*	52.12	47.81	44.46	33.94	32.08
Book value per share*	19.79	19.91	19.38	18.33	16.07
Common shares outstanding*	67,609	71,670	74,850	77,595	79,456
Total assets	13,885,545	14,250,368	14,287,164	13,308,415	12,908,146
Loans	8,899,183	8,305,359	8,142,679	7,875,944	7,638,482
Investment securities	3,770,181	4,837,368	5,039,194	4,275,248	3,732,257
Deposits	10,851,813	10,434,309	10,206,208	9,913,311	10,031,885
Long-term debt	269,390	389,542	300,977	338,457	392,586
Stockholders’ equity	1,337,838	1,426,880	1,450,954	1,422,452	1,277,157
Non-performing assets	11,713	18,775	33,685	29,539	30,768

*	Restated for the 5% stock dividend distributed in December 2005.
Results of Operations

				$ Change		% Change

(Dollars in thousands)	2005	2004	2003	’05-’04	’04-’03	’05-’04	’04-’03

Net interest income	$501,702	$497,331	$502,392	$4,371	$(5,061)	.9%	(1.0)%
Provision for loan losses	(28,785)	(30,351)	(40,676)	(1,566)	(10,325)	(5.2)	(25.4)
Non-interest income	341,199	326,931	301,667	14,268	25,264	4.4	8.4
Non-interest expense	(496,522)	(482,769)	(472,144)	13,753	10,625	2.8	2.3
Income taxes	(94,347)	(90,801)	(84,715)	3,546	6,086	3.9	7.2

Net income	$223,247	$220,341	$206,524	$2,906	$13,817	1.3%	6.7%

      The Company’s fully diluted earnings per share amounted to $3.16 in 2005 compared to $2.95 in 2004, an increase of 7.1%. Net income for 2005 was $223.2 million, which increased 1.3% over 2004, making 2005 the 21st consecutive year of record earnings. Return on assets amounted to 1.60% compared with 1.56% last year and the return on equity totaled 16.19% compared to 15.19% last year. The efficiency ratio was 59.30% in 2005 compared with 59.16% in 2004.
      The increase in net income in 2005 compared to 2004 was due to growth in non-interest income and an improving net interest margin, combined with effective expense management and a lower loan loss provision. Non-interest income rose $14.3 million, or 4.4%, largely due to increases of 10.3% in bank card fees, 7.2% in deposit account fees, and 6.3% in trust revenues. The growth in non-interest expense was constrained to 2.8%, mainly the result of lower costs for supplies and communications (down 1.2%), coupled with increases in salaries and benefits (up 2.9%) and modest increases in occupancy, equipment, and data processing and software costs. Net interest income increased $4.4 million, reflecting the effects of higher average overall rates earned on loans and growth in average loan balances, partly offset by declining average balances in investment securities. Also, interest expense on deposit transaction accounts and short-term borrowings rose, mainly related to increases by the Federal Reserve in short-term interest rates during 2005. The provision for loan losses decreased $1.6 million to $28.8 million, reflecting lower business loan net charge-offs, partly offset by higher credit card and personal banking net loan charge-offs. Income tax expense increased 3.9% in 2005 and resulted in an effective tax rate of 29.7%, which was comparable to 29.2% in the prior year. Income tax expense in 2005 included the recognition of tax benefits of $13.7 million, representing the effects of certain corporate restructuring initiatives, and compares to $18.9 million of similar benefits recorded in 2004.
      Net income in 2004 was $220.3 million, which was a $13.8 million, or 6.7%, increase over 2003. Diluted earnings per share increased 10.5% to $2.95 compared to $2.67 in 2003. The increase in net income over 2003 was mainly due to growth in non-interest income of $25.3 million, or 8.4%, coupled with lower credit costs and strong expense control. The increase in non-interest income was largely due to increases in bank card fees of 16.6% and deposit account fees of 7.9%, partly offset by declines in bond trading account revenue and loan fees and sales. Non-interest expense increased 2.3%, mainly due to increases in data processing costs (up 13.4%) and marketing costs (up 15.9%). Net interest income declined $5.1 million from 2003, partly due to slower growth in business and business real estate loans. In addition, interest expense on deposits and borrowings rose, as the Federal Reserve began a series of short-term rate increases in the second half of 2004. The provision for loan losses decreased $10.3 million to $30.4 million, largely due to decreases in business real estate, overdraft and consumer net loan charge-offs. Income tax expense increased 7.2% and included tax benefits of $18.9 million relating to the initiatives mentioned above, compared to similar benefits of $15.2 million in 2003.
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
      The Company continually evaluates its network of bank branches throughout Missouri, Kansas and Illinois. As a result of this evaluation process, the Company may periodically sell the assets and liabilities of certain branches, or may sell specific banking facilities. In 2005, the Company sold four bank facilities, realizing pre-tax gains of $802 thousand on the sales. The Company sold three bank facilities during 2004, compared to two in 2003. The gains and losses realized on the sales of those premises in 2004 and 2003 were not significant. During 2004, the Company sold a branch with loans of $12.9 million and deposits of $16.5 million, realizing a pre-tax gain of $1.1 million.

      The Company distributed a 5% stock dividend for the twelfth consecutive year on December 13, 2005. All per share and average share data in this report has been restated to reflect the 2005 stock dividend.
Critical Accounting Policies
      The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the period or in future periods. The use of estimates, assumptions, and judgments are necessary most often when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations.
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
      The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact the Company’s financial position and its results of operations. Discussion of income taxes is presented on page 20 of this discussion and in Note 9 on Income Taxes in the consolidated financial statements.

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

	2005			2004

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$22,000	$74,224	$96,224	$9,864	$(18,049)	$(8,185)
Investment securities:
U.S. government and federal agency obligations	(25,872)	(2,148)	(28,020)	7,762	(7,010)	752
State and municipal obligations	3,182	(682)	2,500	(506)	(223)	(729)
Mortgage and asset-backed securities	(1,240)	10,391	9,151	14,141	(11,995)	2,146
Other securities	1,238	5,342	6,580	(1,222)	(1,191)	(2,413)
Federal funds sold and securities purchased under agreements to resell	543	2,247	2,790	266	215	481

Total interest income	(149)	89,374	89,225	30,305	(38,253)	(7,948)

Interest expense
Interest bearing deposits:
Savings	4	5	9	78	(179)	(101)
Interest checking and money market	189	25,216	25,405	538	(1,222)	(684)
Time open and C.D.’s of less than $100,000	247	11,426	11,673	(3,520)	(5,996)	(9,516)
Time open and C.D.’s of $100,000 and over	2,861	13,006	15,867	2,073	(1,439)	634
Federal funds purchased and securities sold under agreements to repurchase	(2,270)	28,486	26,216	3,185	4,086	7,271
Other borrowings	(1,021)	4,966	3,945	498	(248)	250

Total interest expense	10	83,105	83,115	2,852	(4,998)	(2,146)

Net interest income, fully taxable equivalent basis	$(159)	$6,269	$6,110	$27,453	$(33,255)	$(5,802)

      Net interest income amounted to $501.7 million in 2005, representing an increase of $4.4 million, or less than 1%, compared to $497.3 million in 2004. Net interest income decreased $5.1 million, or 1.0%, in 2004 compared to $502.4 million in 2003. The increase in net interest income in 2005 was the result of growth of $96.2 million in tax equivalent loan interest income as a result of higher rates and higher average balances, partly offset by a decline of $9.8 million in tax equivalent interest earned on investment securities due principally to lower average balances. Interest on deposits and total borrowings also grew by a combined $83.1 million as a result of higher rates on all categories of deposits and borrowings. The increase in rates on both interest earning assets and interest bearing liabilities was the result of eight 25 basis point rate increases initiated by the Federal Reserve in 2005. As a result of these rate changes and the change in the mix of assets and liabilities on the Company’s balance sheet, the net yield on interest earning assets was 3.89% in 2005 compared to 3.81% in 2004.

      During 2004, net interest income decreased slightly from amounts recorded in 2003 mainly because of downward re-pricing of interest earning assets during the first half of 2004, and lower rates on securities purchased during the year. However, during the second half of 2004, the Federal Reserve initiated five 25 basis point increases, which raised rates earned on many loans in the Company’s loan portfolio tied to variable rates. The increase in loan yields, however, was partially offset by an increase in the borrowing costs of federal funds purchased due to increases in short-term interest rates. Yields on earning assets declined 29 basis points from 2003, while rates paid on deposits decreased 12 basis points and rates paid on other borrowings increased 17 basis points. As a result, the Company’s net interest margin narrowed to 3.81% from 4.04% in 2003.
      Total interest income was $697.6 million in 2005 compared to $610.1 million in 2004 and $617.4 million in 2003. Tax equivalent interest income did not materially differ. Interest income increased in 2005 by $87.5 million, or 14.3%, as a result of a $95.9 million increase in income from loans offset slightly by an $11.3 million decrease in interest income from investment securities. The tax equivalent average rate earned on interest earning assets was 5.40% in 2005 compared to 4.67% in 2004, representing a 73 basis point increase. Interest income on loans increased as a result of an 86 basis point increase in the average yield, coupled with a $431.4 million, or 5.3%, increase in the average balance in 2005 compared to 2004. The increase in interest income on loans was offset slightly by a decrease in interest income on investment securities. The tax equivalent average yield on investment securities increased 27 basis points, which was offset by a $569.5 million, or 11.6%, decrease in the investment securities average balance, resulting in an overall decrease in interest income earned on the investment portfolio in 2005 compared to 2004. Because of its strong liquidity position during 2005, the Company has funded its loan growth principally by reducing its investment securities portfolio through both maturities and sales. This strategy improved the overall mix of earning assets and was a contributor to the increase in net interest margin in 2005.
      Interest expense increased $83.1 million, or 73.7%, in 2005 compared to 2004 and was impacted by the rising rate environment noted above. Interest expense on deposits increased $53.0 million in 2005 over the previous year as a result of a 47 basis point average rate increase, coupled with 9.2% growth in average interest bearing deposit balances. Average rates paid on premium money market accounts increased 99 basis points, and both average rates and average balances of short-term certificates of deposit increased. Additionally, interest expense on other borrowings grew by $30.2 million, resulting mainly from an increase in rates of 184 basis points on federal funds purchased. Interest rates paid on interest bearing deposits and short-term borrowings will continue to be impacted by the changing interest rate environment as the Company competes for funding sources to support loan growth.
      Total interest income declined $7.3 million, or 1.2%, in 2004 compared to 2003. The decline was primarily due to decreases in rates on loans and investment securities. Average loan balances increased $120.7 million during 2004 compared to 2003 and this growth generated $9.9 million of interest income; however, this increase was offset by the effect of lower rates which reduced interest income by over $18 million. Yields on investment securities were lower, as maturing securities were reinvested in lower earning securities. Additional purchases of securities, funded by growth in deposits and other borrowed funds, increased the average by $451.4 million and contributed $20.2 million in additional interest income.
      The average rate incurred on interest bearing liabilities was 1.00% in 2004 compared to 1.06% in 2003. The lower interest rate environment experienced in the first half of 2004 resulted in an interest rate decline of 12 basis points on deposits offset by an increase of 24 basis points on short-term borrowings. The largest decline in deposit rates was on the Company’s retail (under $100,000) certificate of deposit accounts, where rates declined 32 basis points. In addition, rates on the Company’s jumbo (over $100,000) certificates of deposit decreased 15 basis points. The re-pricing of short-term borrowings as a result of the changing interest rate environment experienced in 2004, primarily federal funds purchased, resulted in an increase of $4.1 million in interest expense. Growth of $277.2 million in the average balance of short-term borrowings caused interest expense to increase $3.2 million.

Provision for Loan Losses
      The provision for loan losses was $28.8 million in 2005, compared with $30.4 million in 2004 and $40.7 million in 2003. The $1.6 million decline in the 2005 provision for loan losses reflected lower business loan net charge-offs, partly offset by increases in credit card and personal banking loan charge-offs. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.
Non-Interest Income

				% Change

(Dollars in thousands)	2005	2004	2003	’05-’04	’04-’03

Deposit account charges and other fees	$112,979	$105,382	$97,711	7.2%	7.9%
Bank card transaction fees	86,310	78,253	67,102	10.3	16.6
Trust fees	68,316	64,257	60,921	6.3	5.5
Trading account profits and commissions	9,650	12,288	14,740	(21.5)	(16.6)
Consumer brokerage services	9,909	9,846	9,415	.6	4.6
Loan fees and sales	12,838	13,654	14,109	(6.0)	(3.2)
Net gains on securities transactions	6,362	11,092	4,560	(42.6)	143.2
Other	34,835	32,159	33,109	8.3	(2.9)

Total non-interest income	$341,199	$326,931	$301,667	4.4%	8.4%

Total non-interest income excluding net gains on securities transactions	$334,837	$315,839	$297,107	6.0%	6.3%

Non-interest income as a % of total revenue*	40.5%	39.7%	37.5%
Total revenue per full-time equivalent employee	$174.2	$171.0	$161.9

*	Total revenue is calculated as net interest income plus non-interest income.
     Non-interest income was $341.2 million in 2005, which was a $14.3 million, or 4.4%, increase over 2004, and included net securities gains of $6.4 million in 2005 and $11.1 million in 2004. Excluding these net securities gains, non-interest income grew 6.0%. In 2005, deposit account fees increased 7.2%, or $7.6 million, due to a $15.5 million increase in overdraft and return item fees, partly offset by a $4.9 million decline in fees earned on commercial cash management accounts. The growth in overdraft and return item fees over last year was the result of increasing transaction volumes during the year and pricing changes initiated in the third quarter of 2005. The decline in corporate cash management fee income was largely the effect of the rising interest rate environment. Compared to the previous year, bank card fees increased $8.1 million, or 10.3%, mainly due to higher fees earned on debit, credit and corporate card transactions, which grew by 14.3%, 10.3% and 16.3%, respectively. The strong growth in corporate card fees was attributable to transaction fees from commercial businesses and non-profit enterprises who are utilizing these electronic transactions in greater proportions. Debit and credit card transaction fees continue to grow as a result of greater utilization rates and related retail sales. Merchant fee income was flat compared with the previous year and was impacted by narrowing margins on a growing transaction base.
      Trust fees increased $4.1 million, or 6.3%, as a result of increasing market values of trust account assets and new business, occurring largely in private client trust product lines. Private client sales efforts in 2005 resulted in new annualized fees of $5.0 million, an increase of 37.0% over sales results in the previous year. Total trust assets, including managed and custodial accounts, grew to $19.7 billion, an increase of 7.7%. Trading account fees, consisting of fees from sales of fixed income securities, declined 21.5% in 2005 due to lower demand by business and correspondent bank customers. Consumer brokerage service fees increased slightly, mainly due to higher revenues from mutual fund and insurance sales, partly offset by lower annuity sales. Loan fees and sales declined $816 thousand as gains on student loan sales declined from $8.5 million in 2004 to $8.0 million in 2005. Net gains on securities transactions amounted to $6.4 million in 2005, which was a decrease of $4.7 million compared to the previous year. During 2005, the Company undertook initiatives to review and re-position its investment securities portfo-

lio to address such things as concentration, duration and interest rate risk. Consequently, during 2005 the Company sold available for sale securities totaling $1.8 billion and recorded net gains of $5.1 million. These sales were comprised mainly of $533.9 million in U.S. government agency securities, $768.4 million in asset-backed securities, and $359.1 million in inflation-indexed treasury securities. Also included in 2005 activity were net gains of $1.3 million recognized on market adjustments and sales of private equity investments.
      In 2004, non-interest income increased $25.3 million, or 8.4%, to $326.9 million. Deposit account fees increased 7.9%, or $7.7 million, due to a $9.8 million increase in overdraft and return item fees, partly offset by a $1.5 million decline in fees earned on commercial cash management accounts. Bank card fees increased $11.2 million, or 16.6%, mainly due to growth in fees on credit cardholder transactions, which rose 17.1% over the previous year. Also, merchant fees and debit card fees increased 18.7% and 14.8%, respectively. In 2004, trust fees increased $3.3 million, or 5.5%, because of growth in institutional and private client trust product lines. Trading account fees declined 16.6% in 2004 due to lower sales activity. Consumer brokerage service fees increased 4.6% mainly due to higher revenues from equity security sales. Loan fees and sales declined slightly mainly due to lower personal mortgage loan originations, partly offset by higher gains on the sales of student loans, which increased from $7.0 million in 2003 to $8.5 million in 2004. Net gains on securities transactions amounted to $11.1 million in 2004, an increase of $6.5 million over the previous year. The 2004 activity included gains of $11.2 million resulting mainly from sales of inflation-indexed bonds from the banks’ securities portfolios, and losses of $317 thousand recognized on private equity investments. Other non-interest income included a $1.1 million gain on a bank branch sale in the second quarter of 2004. In addition, farm management fees declined $1.2 million due to the sale of the farm management business in the third quarter of 2003.
Non-Interest Expense

				% Change

(Dollars in thousands)	2005	2004	2003	’05-’04	’04-’03

Salaries	$234,440	$225,526	$224,884	4.0%	.3%
Employee benefits	38,737	39,943	39,715	(3.0)	.6
Net occupancy	40,621	39,558	38,736	2.7	2.1
Equipment	23,201	22,903	24,104	1.3	(5.0)
Supplies and communication	33,342	33,760	33,474	(1.2)	.9
Data processing and software	48,244	46,000	40,567	4.9	13.4
Marketing	17,294	16,688	14,397	3.6	15.9
Other	60,643	58,391	56,267	3.9	3.8

Total non-interest expense	$496,522	$482,769	$472,144	2.8%	2.3%

Efficiency ratio	59.3%	59.2%	58.8%
Salaries and benefits as a % of total non-interest expense	55.0%	55.0%	56.0%
Number of full-time equivalent employees	4,839	4,821	4,967

      Non-interest expense was $496.5 million in 2005, an increase of $13.8 million, or 2.8%, over 2004. Compared with the prior year, salary and employee benefits expense increased $7.7 million, or 2.9%, as a result of higher staff salaries expense, partly offset by declines in retirement and medical insurance costs. Net occupancy expense rose 2.7% over the prior year, mainly as a result of higher depreciation and utilities expense on two new office buildings. These increases were partly offset by lower net rent expense as certain banking offices were moved from leased facilities to the new buildings and office space was leased to outside tenants. Equipment expense increased 1.3%, with the slight increase due to higher costs for small equipment purchases and maintenance contract expense. Data processing costs increased $2.2 million, or 4.9%, due to higher bank card processing costs (up $1.8 million and related to the higher bank card revenues) and higher online banking processing fees, partly offset by lower software license fees. Marketing expense increased only $606 thousand, or 3.6%, compared to the previous year. Other non-interest expense increased $2.3 million, or 3.9%, over the prior year mainly due to increases in proprietary mutual fund expense subsidies, operating losses (mostly bank card fraud), and minority interest expense relating to investment gains recorded by venture capital affiliates. These increases were partly offset by decreases in loan collection expense and professional fees, in addition to higher capitalized loan costs.
      Non-interest expense rose 2.3% in 2004 to a total of $482.8 million, compared to $472.1 million in 2003. Compared with the prior year, salary and employee benefits expense grew slightly as a result of higher staff salaries expense and workman’s compensation insurance expense, offset by declines in incentive payments and pension plan expense. Net occupancy expense rose 2.1% over the prior year, mainly due to higher net rent expense resulting from the sale of a bank facility early in 2004, which resulted in lower outside tenant rent income and higher rent expense as banking operations in this facility were moved to other leased facilities. Equipment expense declined $1.2 million, or 5.0%, due to lower depreciation expense on computer hardware. Data processing costs increased $5.4 million, or 13.4%, due to higher bank card processing costs (up $2.3 million) and higher technology software expense. Marketing expense increased $2.3 million, or 15.9%, compared to the previous year as a result of incentives paid on new product offerings and expanded marketing efforts. Other non-interest expense increased $2.2 million over the prior period mainly due to lower capitalized loan costs and increases in loan collection expense and operating losses. These increases were partly offset by lower professional fees, operating lease depreciation, and minority interest expense resulting from venture capital activity.
Income Taxes
      Income tax expense was $94.3 million, compared to $90.8 million in 2004 and $84.7 million in 2003. Income tax expense in 2005 increased 3.9% over 2004, compared to a 2.1% increase in pre-tax income. The effective tax rate on income from operations was 29.7%, 29.2% and 29.1% in 2005, 2004 and 2003, respectively. The Company’s effective tax rates were lower than the federal statutory rate of 35% mainly due to tax exempt interest on state and municipal obligations, state and federal tax credits realized and the recognition of additional tax benefits from various corporate reorganization initiatives.
      In 2005, the Company recognized certain net tax benefits associated with various corporate reorganization initiatives amounting to $13.7 million. Similar tax benefits amounting to $18.9 million and $15.2 million were recognized in 2004 and 2003, respectively. It is not expected that material tax benefits of this nature will continue beyond 2005.
Financial Condition
Loan Portfolio Analysis
      A schedule of average balances invested in each category of loans appears on page 42. Classifications of consolidated loans by major category at December 31 for each of the past five years are as follows:

	Balance at December 31

(In thousands)	2005	2004	2003	2002	2001

Business	$2,527,654	$2,246,287	$2,102,605	$2,277,365	$2,402,932
Real estate – construction	424,561	427,124	427,083	404,519	412,700
Real estate – business	1,919,045	1,743,293	1,875,069	1,736,646	1,505,443
Real estate – personal	1,358,511	1,340,574	1,338,604	1,282,223	1,287,954
Consumer	1,287,348	1,193,822	1,150,732	1,088,808	1,021,195
Home equity	448,507	411,541	352,047	305,274	256,906
Student	330,238	357,991	355,763	268,719	236,549
Credit card	592,465	561,054	526,653	502,058	483,219
Overdrafts	10,854	23,673	14,123	10,332	31,584

Total loans, net of unearned income	$8,899,183	$8,305,359	$8,142,679	$7,875,944	$7,638,482

      The contractual maturities of loan categories at December 31, 2005, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due

	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,428,534	$1,024,159	$74,961	$2,527,654
Real estate – construction	211,111	210,930	2,520	424,561
Real estate – business	548,778	1,206,500	163,767	1,919,045
Real estate – personal	107,402	277,457	973,652	1,358,511

Total business and real estate loans	$2,295,825	$2,719,046	$1,214,900	6,229,771

Consumer(1)				1,287,348
Home equity(2)				448,507
Student(3)				330,238
Credit card(4)				592,465
Overdrafts				10,854

Total loans, net of unearned income				$8,899,183

Loans with fixed rates	$393,496	$1,291,689	$413,219	$2,098,404
Loans with floating rates	1,902,329	1,427,357	801,681	4,131,367

Total business and real estate loans	$2,295,825	$2,719,046	$1,214,900	$6,229,771

(1)	Consumer loans with floating rates totaled $104.2 million
(2)	Home equity loans with floating rates totaled $442.7 million
(3)	Student loans with floating rates totaled $327.4 million
(4)	Credit card loans with floating rates totaled $470.5 million
     Total period end loans increased $593.8 million, or 7.1%, during 2005 compared to an increase of $162.7 million, or 2.0%, during 2004. Growth in these loan balances at December 31, 2005 compared to the previous year end came principally from business, business real estate and consumer loans. At the end of the third quarter of 2005, the Company elected to make certain reclassifications among loan categories to better realign loan reporting with related collateral and purpose and to reclassify certain construction loans that had moved into amortizing term loans following project completion. The reclassifications transferred approximately $11 million and $27 million, respectively, from the business and construction loan categories to the business real estate loan category.
      Excluding these reclassification effects, business loans grew $292.5 million, or 13.0%, and business real estate loans grew $137.7 million, or 7.9%, both mainly as a result of improving economic conditions, with added borrowings from existing customers and new customer activity. The growth in business real estate loans occurred mainly during the fourth quarter of 2005; balances during the first three quarters of 2005 were stable but lower than in 2004. Lease balances, included in the business category, increased $38.5 million, or 21.1%, compared with the previous year end balance. Construction loans rose $24.1 million, or 5.7%. Consumer loans grew $93.5 million, or 7.8%, during the year mainly as a result of continued growth in marine and recreational vehicle lending. Home equity loans grew to $448.5 million, an increase of $37.0 million, or 9.0%, over year end 2004. Personal real estate loans grew by $17.9 million, as customer originations in 2005 were slightly higher than in 2004. Credit card loans increased $31.4 million, or 5.6%, and saw solid growth, especially at year end when holiday activity is normally at its peak. Student loans declined by $27.8 million, or 7.8%, mainly due to loan sales from the portfolio.
      The growth in total loans in 2004 compared to 2003 was primarily the result of increases in business, consumer, home equity and credit card loans.

      The Company currently generates approximately 31% of its loan portfolio in the St. Louis regional market and 29% in the Kansas City regional market. The portfolio is diversified from a business and retail standpoint, with 55% in loans to businesses and 45% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

Business
      Total business loans amounted to $2.5 billion at December 31, 2005 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. This portfolio also includes sales type and direct financing leases totaling $221.3 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases comprise 2.5% of the Company’s total loan portfolio. Business loans are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma and Indiana. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The Company participates in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. There were net loan recoveries in this category of $3.0 million in 2005 compared to net charge-offs of $5.6 million in 2004, mainly because a $6.0 million charge-off in 2004 on a single business loan was partially recovered in 2005. Non-accrual business loans decreased to $5.9 million (.2% of business loans) at December 31, 2005, and included $2.8 million in leases. Total business non-accrual loans were $9.5 million (.4% of business loans) at December 31, 2004. Opportunities for growth in business loans will be based upon strong solicitation efforts in a highly competitive market environment for quality loans. Asset quality is, in part, a function of management’s consistent application of underwriting standards and credit terms through stages in economic cycles. Therefore, portfolio growth in 2006 will be dependent upon 1) the strength of the economy, 2) the actions of the Federal Reserve with regard to targets for economic growth, interest rates, and inflationary tendencies, and 3) the competitive environment.

Real Estate-Construction
      The portfolio of loans in this category amounted to $424.6 million at December 31, 2005 and comprised 4.8% of the Company’s total loan portfolio. This group of loans includes residential construction loans totaling $113.0 million at December 31, 2005, or 27% of the category, and commercial construction and land development loans totaling $311.6 million, or 73%. These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiaries. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger speculative office properties remains low. Residential construction and land development loans are primarily for projects located in the Kansas City and St. Louis metropolitan areas. Credit losses in this portfolio are normally low, and there were no net charge-offs in 2005 compared to $4 thousand net charge-offs in 2004. No construction loans were on non-accrual status at year end 2005, compared to $685 thousand at year end 2004.

Real Estate-Business
      Total business real estate loans were $1.9 billion at December 31, 2005 and comprised 21.6% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied and income producing commercial real estate properties which present lower risk levels. The borrowers and/or the properties are generally located in the local and regional markets of the affiliate banks. At December 31, 2005, non-accrual balances amounted to $3.1 million, or .2% of the loans in this category, compared to $6.6 million at year end 2004. The Company experienced $497 thousand net charge-offs in 2005 compared to net recoveries of $231 thousand in 2004.

Real Estate-Personal
      At December 31, 2005, there were $1.4 billion in outstanding personal real estate loans, which comprised 15.3% of the Company’s total loan portfolio. The mortgage loans in this category are extended, predominately, for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and may from time to time retain certain fixed rate loans (typically 15-year fixed rate loans) as directed by its Asset/ Liability Management Committee. Other fixed rate loans in the portfolio have resulted from previous bank acquisitions. At December 31, 2005, 63% of the portfolio was comprised of adjustable rate loans while 37% was comprised of fixed rate loans. Levels of mortgage loan origination activity were virtually the same in both 2005 and 2004, with originations of $367 million in 2005 compared with $366 million in 2004. Growth in mortgage loan originations was limited in 2005 as a result of the rising interest rate environment. The Company typically does not experience significant loan losses in this category. There were net charge-offs of $30 thousand in 2005 compared to $217 thousand in 2004. The non-accrual balances of loans in this category decreased to $261 thousand at December 31, 2005, compared to $458 thousand at year end 2004. The five year history of net charge-offs in the personal real estate loan category reflects nominal losses, and the credit quality of these loans is considered to be strong.

Personal Banking
      Total personal banking loans, which include consumer, revolving home equity and student loans, totaled $2.1 billion at December 31, 2005 and increased on average 7.1% during 2005. These categories comprised 23.2% of the total loan portfolio at December 31, 2005. Consumer loans consist of auto, marine, recreational vehicle (RV) and fixed rate home equity loans, and totaled $1.3 billion at year end 2005. Approximately 65% are originated indirectly from auto and other dealers, while the remaining 35% are direct loans made to consumers. Approximately 50% of the consumer portfolio consists of automobile loans, 26% in marine and RV loans and 7% in fixed rate home equity lending. Revolving home equity loans, of which 99% are adjustable rate loans, totaled $448.5 million at year end 2005. An additional $567.6 million was outstanding in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property, although a small percentage may permit borrowing up to 100% of appraised value. Given reasonably stable real estate values over time, the collateral margin improves with the regular amortization of mortgages against the properties. The Company originates loans to students attending colleges and universities, which totaled $330.2 million at year end 2005. These loans are normally sold to the secondary market when the students graduate and the loans enter into repayment status. Nearly all of these loans are based on a variable rate.
      Net charge-offs for total personal banking loans were $8.8 million in 2005 compared to $7.5 million in 2004. Net charge-offs increased to .43% of average personal banking loans in 2005 compared to .39% in 2004. Consistent with industry trends, the higher personal banking loan net charge-offs occurred from an increase in bankruptcy notices received mainly in the fourth quarter 2005 in conjunction with the enactment of new bankruptcy legislation, which took effect during the same quarter.

Credit Card
      Total credit card loans amounted to $592.5 million at December 31, 2005 and comprised 6.7% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, corporate purchase cards, and standard and premium credit cards. It emphasizes its credit card relationship product, Special Connections, in which the customer maintains a deposit relationship with a subsidiary bank. The Special Connections product allows the customer ATM access using the same card. The Company has found this product to be more profitable by incurring fewer credit losses than other card products, and it allows for better cross sale into other bank products. Approximately 61% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with a subsidiary bank. Approximately 79% of the outstanding credit card loans have a floating interest rate. Net charge-offs amounted to $24.4 million in 2005, which was a $5.0 million increase over 2004. The increase in credit card loan net charge-offs occurred mainly in the fourth quarter 2005 and was reflective of higher bankruptcy notices received in conjunction with the new bankruptcy legislation noted above. The ratio of net loan charge-offs to total average loans of 4.4% in 2005 and 3.8% in 2004 remained below national loss averages. The Company refrains from national pre-approved mailing techniques which have caused some of the credit card problems experienced by other banking companies. With bankruptcy legislation now in place which makes bankruptcy filings more difficult, the Company believes this new environment will result in lower loan losses in the future.
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
      Loans subject to individual evaluation are defined by the Company as impaired, and generally consist of commercial and commercial real estate loans on non-accrual status or graded substandard and delinquent 60 days or more. These loans are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk categories and industry concentrations. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.
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
      The allowance for loan losses was $128.4 million and $132.4 million at December 31, 2005 and 2004, respectively, and was 1.44% and 1.59% of loans outstanding. The decline in the allowance in 2005 resulted mainly from an improvement in the credit quality of the loan portfolio, evidenced by a decrease in net loan charge-offs and a 38% decrease in non-performing assets. The allowance for loan losses covered non-performing loans by 1305% at year end 2005 and 751% at year end 2004. Net charge-offs totaled $32.7 million in 2005, and decreased $446 thousand compared to $33.2 million in 2004. The ratio of net charge-offs to average loans outstanding in 2005 was .38% compared to .41% in 2004 and .46% in 2003. The provision for loan losses was $28.8 million, compared to a provision of $30.4 million in 2004 and $40.7 million in 2003.
      Approximately 75% of total net loan charge-offs were related to credit card loans. Net credit card charge-offs increased to 4.40% of average credit card loans in 2005 compared to 3.77% in 2004. This increase was partially a result of the increased bankruptcies claimed in 2005 as a result of the new bankruptcy legislation, which took effect in the fourth quarter. The delinquency rate on credit card loans at year end 2005 was 2.76% compared to 2.45% at year end 2004.
      Net charge-offs for overdrafts increased $1.4 million in 2005 compared to 2004 as a result of an increase in charge-offs coupled with a decrease in recoveries. Charge-offs increased partially due to the increase in bankruptcies filed in 2005 and partially due to the Company’s increased efforts to charge accounts off when the account becomes 60 days past due as opposed to its previous practice of charging off accounts at 90 days past due.
      Business loan charge-offs decreased $8.7 million during 2005 compared with 2004, mainly the result of one large loan charge-off of $6.0 million recorded in 2004. In 2005, recoveries of $2.4 million on this loan and previously charged off lease loans were recorded, resulting in the significant increase in loan recoveries compared with the previous year.
      The Company considers the allowance for loan losses of $128.4 million adequate to cover losses inherent in the loan portfolio at December 31, 2005.
      The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2005		2004		2003		2002		2001

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$26,211	28.4%	$39,312	27.0%	$39,411	25.8%	$36,359	28.9%	$36,245	31.5%
RE – construction	3,375	4.8	1,420	5.2	4,717	5.3	4,731	5.1	4,732	5.4
RE – business	19,432	21.6	15,910	21.0	20,971	23.0	20,913	22.1	20,907	19.7
RE – personal	4,815	15.3	7,620	16.1	4,423	16.4	3,871	16.3	3,367	16.9
Personal banking	25,364	23.2	22,652	23.6	21,793	22.8	20,343	21.1	18,710	19.8
Credit card	35,513	6.6	28,895	6.8	26,544	6.5	23,337	6.4	21,004	6.3
Overdrafts	2,739	.1	4,895	.3	4,796	.2	4,498	.1	4,442	.4
Unallocated	10,998	—	11,690	—	12,566	—	16,566	—	20,566	—

Total	$128,447	100.0%	$132,394	100.0%	$135,221	100.0%	$130,618	100.0%	$129,973	100.0%

      The schedule which follows summarizes the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31

(Dollars in thousands)	2005	2004	2003	2002	2001

Net loans outstanding at end of year(A)	$8,899,183	$8,305,359	$8,142,679	$7,875,944	$7,638,482

Average loans outstanding(A)	$8,561,482	$8,130,113	$8,009,459	$7,761,742	$7,809,931

Allowance for loan losses:
Balance at beginning of year	$132,394	$135,221	$130,618	$129,973	$128,445

Additions to allowance through charges to expense	28,785	30,351	40,676	34,108	36,423
Allowances of acquired companies	—	—	500	—	2,519

Loans charged off:
Business	1,083	8,047	9,297	7,324	7,554
Real estate – construction	—	7	—	65	127
Real estate – business	827	747	1,525	973	751
Real estate – personal	87	355	660	296	389
Personal banking(B)	13,475	12,764	13,856	11,979	13,959
Credit card	28,263	23,682	23,689	22,305	23,030
Overdrafts	3,485	2,551	4,830	4,943	4,985

Total loans charged off	47,220	48,153	53,857	47,885	50,795

Recovery of loans previously charged off:
Business	4,099	2,405	4,192	1,283	1,667
Real estate – construction	—	3	122	123	78
Real estate – business	330	978	1,009	677	661
Real estate – personal	57	138	196	66	19
Personal banking(B)	4,675	5,288	5,386	5,080	5,144
Credit card	3,851	4,249	4,202	5,164	4,150
Overdrafts	1,476	1,914	2,177	2,029	1,662

Total recoveries	14,488	14,975	17,284	14,422	13,381

Net loans charged off	32,732	33,178	36,573	33,463	37,414

Balance at end of year	$128,447	$132,394	$135,221	$130,618	$129,973

Ratio of net charge-offs to average loans outstanding	.38%	.41%	.46%	.43%	.48%
Ratio of allowance to loans at end of year	1.44%	1.59%	1.66%	1.66%	1.70%
Ratio of provision to average loans outstanding	.34%	.37%	.51%	.44%	.47%

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

Accrual of interest on consumer installment loans is suspended when any payment of principal or interest is more than 120 days delinquent. Credit card loans and the related accrued interest are charged off when the receivable is more than 180 days past due. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. Interest is included in income only as received and only after all previous loan charge-offs have been recovered, so long as management is satisfied there is no impairment of collateral values. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.
      The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31

(Dollars in thousands)	2005	2004	2003	2002	2001

Non-accrual loans:
Business	$5,916	$9,547	$19,162	$15,224	$22,633
Real estate – construction	—	685	795	301	501
Real estate – business	3,149	6,558	9,372	10,646	5,377
Real estate – personal	261	458	2,447	1,428	147
Consumer	519	370	747	466	161

Total non-accrual loans	9,845	17,618	32,523	28,065	28,819

Real estate acquired in foreclosure	1,868	1,157	1,162	1,474	1,949

Total non-performing assets	$11,713	$18,775	$33,685	$29,539	$30,768

Non-performing assets as a percentage of total loans	.13%	.23%	.41%	.38%	.40%

Non-performing assets as a percentage of total assets	.08%	.13%	.24%	.22%	.24%

Past due 90 days and still accruing interest:
Business	$1,026	$357	$817	$4,777	$1,715
Real estate – construction	—	—	38	—	554
Real estate – business	1,075	520	3,934	3,734	1,790
Real estate – personal	2,998	3,165	5,750	4,727	6,116
Consumer	813	916	1,079	1,282	1,144
Home equity	685	317	218	91	127
Student	74	199	1,252	27	533
Credit card	7,417	7,311	7,735	7,734	7,647
Overdrafts	—	282	78	56	73

Total past due 90 days and still accruing interest	$14,088	$13,067	$20,901	$22,428	$19,699

      The effect on interest income in 2005 of loans on non-accrual status at year end is presented below:

(In thousands)

Gross amount of interest that would have been recorded at original rate	$1,140
Interest that was reflected in income	123

Interest income not recognized	$1,017

      Total non-accrual loans at year end 2005 decreased $7.8 million from 2004 levels. This decline resulted from reductions of $3.6 million in business non-accrual loans, $3.4 million in business real estate loans, and $685 thousand in construction loans. The overall decline in non-accrual loans was due to sales to other financial institutions, charge-offs, or transference to foreclosure status. Real estate that was acquired in foreclosure, which is comprised mainly of small residential properties, increased $711 thousand over year end 2004. Total non-performing assets remain low compared to the Company’s peers, with the non-performing loans to total loans ratio at .11%. Loans past due 90 days and still accruing interest increased $1.0 million at year end 2005 compared to 2004. This increase was mainly due to higher delinquencies in business, business real estate and home equity loans.

      In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans totaled $52.8 million at December 31, 2005 compared with $63.9 million at December 31, 2004. These loans are primarily classified as substandard for regulatory purposes. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing.
      At December 31, 2005, the banking subsidiaries held fixed rate residential real estate loans of approximately $6.2 million at lower of cost or market, which are to be sold to secondary markets within approximately three months.
      There were no loan concentrations of multiple borrowers in similar activities at December 31, 2005, which exceeded 10% of total loans. The Company’s aggregate legal lending limit to any single or related borrowing entities is in excess of $175 million. The largest exposures generally do not exceed $70 million.
Investment Securities Analysis
      During 2005, total investment securities decreased $997.1 million to $3.8 billion (excluding unrealized gains/losses) compared to $4.8 billion at the previous year end. The decrease was due to higher sales and maturities of securities during the year, with the proceeds used to fund loan growth and reduce the level of short-term borrowings. Also during 2005, the Company undertook initiatives to review and re-position its investment securities portfolio to address such things as concentration, duration and interest rate risk. Consequently, during 2005, the Company sold available for sale securities totaling $1.8 billion and recorded net gains of $5.1 million. These sales were comprised mainly of $533.9 million in U.S. government agency securities, $768.4 million in asset-backed securities, and $359.1 million in inflation-indexed treasury securities. Also as a result of the re-positioning, the Company purchased $2.0 billion of available for sale securities during the year. The purchases were comprised mainly of $1.0 billion in mortgage-backed securities, $518.1 million in other asset-backed securities, and $202.3 million in municipal securities. The average tax equivalent yield on total investment securities was 4.05% in 2005 and 3.78% in 2004.
      At December 31, 2005, the fair value of available for sale securities was $3.7 billion, and included a net unrealized loss in fair value of $6.3 million, compared to a net gain of $63.8 million at December 31, 2004. The amount of the related after tax unrealized loss reported in stockholders’ equity was $3.9 million at year end 2005. The unrealized loss in fair value was the result of unrealized losses of $53.2 million in the bank portfolios, partly offset by unrealized gains of $42.9 million on marketable equity securities held by Commerce Bancshares, Inc., the parent holding company (the “Parent”). Most of the unrealized loss in fair value on available for sale investment securities related to mortgage and asset-backed securities and federal agency securities in the bank portfolios. The market value of the available for sale portfolio will vary according to changes in market interest rates and the mix and duration of investments in the portfolio. Available for sale securities which are due during the next 12 months total approximately $649 million, and management expects these proceeds to meet most of the Company’s liquidity needs.
      Non-marketable securities, which totaled $77.3 million at December 31, 2005, included $45.4 million in Federal Reserve Bank stock and Federal Home Loan Bank stock held by bank subsidiaries in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities are generally held by the Parent and non-bank subsidiaries and include non-marketable venture capital investments, which are carried at estimated fair value.

      Investment securities at year end for the past two years are shown below:

	December 31

(In thousands)	2005	2004

Amortized Cost
U.S. government and federal agency obligations*	$845,612	$1,716,937
State and municipal obligations	251,803	65,549
Mortgage-backed securities	1,662,454	1,337,951
Other asset-backed securities	691,877	1,325,804
Other debt securities	57,485	61,400
Equity securities	242,254	256,502
Trading securities	24,959	9,403

Total	$3,776,444	$4,773,546

Fair Value
U.S. government and federal agency obligations*	$834,657	$1,746,365
State and municipal obligations	249,018	66,389
Mortgage-backed securities	1,631,675	1,336,982
Other asset-backed securities	684,724	1,323,999
Other debt securities	56,583	61,083
Equity securities	288,565	293,147
Trading securities	24,959	9,403

Total	$3,770,181	$4,837,368

*	This category includes obligations of government sponsored enterprises, such as FNMA and FHLMC, which are not backed by the full faith and credit of the United States government. Such obligations are separately disclosed in Note 4 on Investment Securities in the consolidated financial statements.
     A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 2005, is presented in Note 4 on Investment Securities in the consolidated financial statements. Mortgage and asset-backed securities comprised 61% of the investment portfolio at December 31, 2005, with a weighted average yield of 4.22% and an estimated average maturity of 2.5 years; U.S. government and federal agency obligations comprised 22% with a weighted average yield of 3.58% and an estimated average maturity of 2.4 years.
      Other debt securities, as shown in the table above, include corporate bonds, notes, commercial paper and debentures related to venture capital funding. Equity securities are comprised of short-term investments in money market mutual funds (which totaled $111.7 million at year end 2005), Federal Reserve Bank stock, Federal Home Loan Bank stock, publicly traded stock and venture capital equity investments. Investments in mutual funds and traded equities are primarily held by the Parent. During 2005, the average yield on other debt securities was 5.14%, and the average tax equivalent yield on equity securities was 4.60%.
      The Company engages in private equity and venture capital activities through direct venture investments and three venture capital subsidiaries. CFB Venture Fund I, Inc., a wholly-owned subsidiary, held $4.7 million in venture capital investments at December 31, 2005. Another subsidiary, CFB Venture Fund II, L.P. is a limited partnership venture fund with 47% outside ownership. This partnership held venture capital investments of $4.4 million at year end 2005 and is fully funded. A new series partnership, CFB Venture Fund, L.P., was organized in 2005 with approximately 20% outside ownership. Two new funds are active in this partnership, which held combined investments of $21.7 million at December 31, 2005. The Company plans to fund an additional $21.1 million to the new partnership in the future. In addition to investments held by its venture capital subsidiaries, the Company has direct investments in several private equity concerns, which totaled $5.8 million at year end 2005. Most of the venture capital and private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, which believes the potential for long-term gains in these investments outweighs the potential risks.
Deposits and Borrowings
      Deposits are the primary funding source for the Company’s banks, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $10.9 billion at December 31, 2005, compared to $10.4 billion last year, reflecting an increase of $417.5 million, or 4.0%. On a yearly average basis, deposits increased $195.8 million during 2005 compared to 2004. At the beginning of 2005, the Company re-characterized certain additional demand and interest checking accounts as money market accounts, in accordance with Federal Reserve rules. As a result, an additional $530 million of demand deposits and $344 million of interest checking accounts were reclassified as money market accounts during the first quarter of 2005. Excluding these and other ongoing reclassifications permissible under Federal Reserve rules, the increase in average deposits in 2005 compared to 2004 grew 1.9% and was fueled by growth in short-term certificate of deposit accounts and interest checking accounts, partly offset by a decline in money market accounts.
      The following table shows year end deposits by type as a percentage of total deposits.

	December 31

	2005	2004

Non-interest bearing demand	12.9%	18.6%
Savings, interest checking and money market	59.8	58.2
Time open and C.D.’s of less than $100,000	16.9	15.9
Time open and C.D.’s of $100,000 and over	10.4	7.3

Total deposits	100.0%	100.0%

      Core deposits (defined as all non-interest and interest bearing deposits, excluding short-term C.D.’s of $100,000 and over) supported 76% of average earning assets in 2005 and 75% in 2004. Average balances by major deposit category for the last six years appear at the end of this discussion. A maturity schedule of time deposits outstanding at December 31, 2005 is included in Note 7 on Deposits in the consolidated financial statements.
      Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Balances outstanding at year end 2005 were $1.3 billion, a $587.5 million decrease from $1.9 billion outstanding at year end 2004. Balances in these accounts, which generally have overnight maturities, can fluctuate significantly on a day-to-day basis. The average balance of federal funds purchased and repurchase agreements was $1.6 billion during 2005, decreasing $217.6 million from 2004 averages. The average rate paid on these borrowings was 3.03% during 2005 and 1.23% during 2004.
      Subsidiary banks also borrow from the Federal Home Loan Bank (FHLB). At year end 2005 these advances totaled $251.8 million, of which $238.2 million is due in 2006. The debt maturing in 2006 may be refinanced or may be repaid with funds generated by maturities of loans or investment securities or by deposit growth. Of the FHLB advances outstanding at year end, $200.0 million had a floating rate and $51.8 million had a fixed rate. The average rate paid on FHLB advances was 3.40% during 2005 and 1.94% during 2004. The weighted average year end rate on outstanding FHLB advances at December 31, 2005 was 4.19%. Long-term debt also includes $11.1 million borrowed from insurance companies by a venture capital subsidiary in order to fund certain investing activity as a Missouri Certified Capital Company.

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
      The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). At December 31, 2005 and 2004, such assets were as follows:

(In thousands)	2005	2004

Available for sale investment securities	$3,667,901	$4,754,941
Federal funds sold and resale agreements	128,862	68,905

Total	$3,796,763	$4,823,846

      Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The Company’s available for sale investment portfolio has maturities of approximately $649 million which come due during 2006 and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. Furthermore, in the normal course of business the Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. Total pledged investment securities for these purposes comprised 64% of the total investment portfolio, leaving approximately $1.4 billion of unpledged securities.
      Additionally, the Company maintains a large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At December 31, 2005, such deposits totaled $7.9 billion and represented 73% of the Company’s total deposits. At December 31, 2004 these deposits totaled $8.0 billion. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 or greater totaled $1.1 billion and $762.4 million at December 31, 2005 and 2004, respectively. These deposits are normally considered more volatile and higher costing, but comprised just 10.4% and 7.3% of total deposits at December 31, 2005 and 2004, respectively.
      At December 31, 2005 and 2004, the Company’s outside borrowings were comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt as follows:

(In thousands)	2005	2004

Federal funds purchased	$849,504	$1,557,635
Securities sold under agreements to repurchase	476,923	356,243
Other borrowings	269,390	389,542

Total	$1,595,817	$2,303,420

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

These funds are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. The increase in securities sold under agreements to repurchase in 2005 was partly due to funds received from a single customer, while the level of federal funds borrowings was lowered with the proceeds of maturities and sales from the investment securities portfolio. The Company has relationships with various correspondent banks that are considered sources of overnight federal funds borrowings.
      The Company’s long-term debt is comprised mainly of borrowings from the FHLB and other debt related to the Company’s leasing and venture capital business. At December 31, 2005 and 2004, debt from the FHLB amounted to $251.8 million and $366.9 million respectively. Most of the FHLB debt outstanding at year end 2005 is based on variable rates and matures in 2006. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.
      In addition to the sources and uses of funds as noted above, the Company had an average loans to deposits ratio of 81% at December 31, 2005, which is considered in the banking industry to be a conservative measure of good liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its lead bank, Commerce Bank, N.A. (Missouri). These ratings are as follows:

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
      In addition to the sources of liquidity as noted above, the Company has temporary borrowing capacity at the Federal Reserve discount window of $1.1 billion, for which it has pledged $339.2 million in loans and $862.0 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group, it could generate additional liquidity from sources such as jumbo certificates of deposit or privately-placed corporate notes.
      The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $19.4 million in 2005, as reported in the consolidated statements of cash flows on page 50 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $293.6 million and has historically been a stable source of funds. Investing activities, consisting mainly of purchases and maturities of available for sale investment securities and changes in the level of the Company’s loan portfolio, provided total cash of $308.8 million in 2005. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on financing activities described below.
      Financing activities used total cash of $583.0 million, resulting from a $587.5 million decrease in borrowings of federal funds purchased and securities sold under agreements to repurchase and repayments of $115.2 million on FHLB advances. In addition, the Company’s treasury stock repurchase program required $234.5 million, and cash dividend payments amounted to $63.4 million. Partly offsetting these cash outflows was a $399.7 million increase in deposits. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

      Cash requirements for treasury stock purchases, net of cash received in connection with stock programs, and dividend payments were as follows:

(In millions)	2005	2004	2003

Purchases of treasury stock	$234.5	$173.8	$125.7
Exercise of stock options and sales to affiliate non- employee directors	(18.4)	(15.3)	(8.7)
Cash dividends	63.4	61.1	51.3

Total	$279.5	$219.6	$168.3

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

(In millions)	2005	2004

Dividends received from subsidiaries	$220.0	$253.3
Management fees	33.0	33.0

Total	$253.0	$286.3

      These sources of funds are used mainly to purchase treasury stock and pay cash dividends on outstanding common stock as noted above. At December 31, 2005, the Parent had no third party short-term borrowings or long-term debt and maintained $223.0 million in available for sale investment securities. This portfolio consisted of money market mutual funds, publicly traded stock, and debt securities, of which 39% is expected to mature in 2006.
      Company senior management is responsible for measuring and monitoring the liquidity profile of the organization with oversight by the Company’s Asset/Liability Committee (ALCO). This is done through a series of controls, including a written Contingency Funding Policy and risk monitoring procedures, including daily, weekly and monthly reporting. In addition, the Company prepares forecasts which project changes in the balance sheet affecting liquidity, and which allow the Company to better plan for forecasted changes.
Capital Management
      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

				Well-Capitalized
				Regulatory
	2005	2004	2003	Guidelines

Risk-based capital ratios:
Tier I capital	12.21%	12.21%	12.31%	6.00%
Total capital	13.63	13.57	13.70	10.00
Leverage ratio	9.43	9.60	9.71	5.00
Common equity/assets	9.87	10.25	10.68
Dividend payout ratio	28.92	28.26	25.19

      The components of the Company’s regulatory risked-based capital and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2005	2004	2003

Regulatory risk-based capital:
Tier I capital	$1,295,898	$1,342,275	$1,331,439
Tier II capital	150,510	149,734	150,161
Total capital	1,446,408	1,492,009	1,481,600
Total risk-weighted assets	10,611,322	10,993,542	10,813,111

      In October 2005, the Board of Directors authorized the Company to purchase additional shares of common stock under its repurchase program, which brought the total purchase authorization to 5,000,000 shares. The Company has routinely used these shares to fund the Company’s annual 5% stock dividend and various stock option programs. During 2005, approximately 4,643,000 shares were acquired under Board authorizations at an average price of $50.51.
      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 9.6% during 2005 compared with 2004.
Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
      Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $6.9 billion (including approximately $3.4 billion in unused approved credit card lines) and standby letters of credit totaling $412.0 million at December 31, 2005. The Company has various other financial instruments with off-balance sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.
      A table summarizing contractual cash obligations of the Company at December 31, 2005 and the expected timing of these payments follows:

	Payments Due by Period

		After One	After Three
	In One	Year	Years	After
	Year or	Through	Through	Five
(In thousands)	Less	Three Years	Five Years	Years	Total

Long-term debt obligations*	$238,875	$18,571	$—	$11,944	$269,390
Operating lease obligations	5,178	8,705	5,853	25,264	45,000
Purchase obligations	21,012	15,561	1,520	—	38,093
Time open and C.D.’s *	2,441,267	423,675	94,104	2,507	2,961,553

Total	$2,706,332	$466,512	$101,477	$39,715	$3,314,036

*	Includes principal payments only.
     The Company has investments in several low-income housing partnerships within the area served by the banking affiliates. At December 31, 2005, these investments totaled $3.5 million and were recorded as other assets in the Company’s consolidated balance sheet. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. These unfunded commitments are recorded as liabilities on the Company’s consolidated balance sheet, and aggregated $2.5 million at December 31, 2005.
      The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some are retained for use by the Company. During 2005, purchases and sales of tax credits amounted to $22.5 million and $20.3 million, respectively, generating combined gains on sales and tax savings of $1.3 million. At December 31, 2005, the Company had outstanding purchase commitments totaling $59.2 million.
      The Parent has investments in several private equity concerns which are classified as non-marketable securities in the Company’s consolidated balance sheet. Under the terms of the agreements with six of these concerns, the Parent has unfunded commitments outstanding of $3.4 million at December 31, 2005. The Parent also plans to fund $21.1 million to venture capital subsidiaries over the next several years.
Interest Rate Sensitivity
      The Company’s Asset/Liability Management Committee (ALCO) measures and manages the Company’s interest rate risk on a monthly basis to identify trends and establish strategies to maintain stability in earnings throughout various rate environments. Analytical modeling techniques provide management insight into the Company’s exposure to changing rates. These techniques include net interest income simulations and market value analyses. Management has set guidelines specifying acceptable limits within which net interest income and market value may change under various rate change scenarios. These measurement tools indicate that the Company is currently within acceptable risk guidelines as set by management.
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

	December 31, 2005		September 30, 2005		December 31, 2004

	Increase	% of Net Interest	Increase	% of Net Interest	Increase	% of Net Interest
(Dollars in millions)	(Decrease)	Income	(Decrease)	Income	(Decrease)	Income

200 basis points rising	$(5.8)	(1.14)%	$(7.0)	(1.40)%	$(8.7)	(1.78)%
100 basis points rising	(1.9)	(.37)	(2.9)	(.58)	(4.3)	(.88)
100 basis points falling	(1.7)	(.33)	(.4)	(.07)	2.6	.53

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
      The Company also uses market value analyses to help identify longer-term risks that may reside on the balance sheet. This is considered a secondary risk measurement tool by management. The Company measures the market value of equity as the net present value of all asset and liability cash flows dis-

counted along the current LIBOR/swap curve plus appropriate market risk spreads. It is the change in the market value of equity under different rate environments, or effective duration, that gives insight into the magnitude of risk to future earnings due to rate changes. Market value analyses also help management understand the price sensitivity of non-marketable bank products under different rate environments.
      The Company continues to be susceptible to lower net interest income in a rising rate environment. However, this risk has been reduced over the last four quarters of 2005. At December 31, 2005, the Company calculated that a gradual increase in rates of 100 basis points would reduce net interest income by $1.9 million, or .37%, compared with a reduction of $4.3 million calculated at December 31, 2004. Also, a 200 basis point gradual rise in rates calculated at December 31, 2005 would reduce net interest income by $5.8 million, or 1.1%, down from a reduction of $8.7 million last year.
      The improvement in the overall interest rate risk is the result of several changes in 2005, including a $569.0 million reduction in average available for sale investment securities, which carry mostly fixed rate investments, and growth of $431.4 million in average loans, which have greater re-pricing opportunities. Also, the average balance of short-term borrowings, mostly federal funds purchased, declined by $217.6 million in 2005, thereby limiting the expense impact of rising short-term interest rates. The Company remains somewhat susceptible to interest rate risk from falling rates because of 2005 growth in both certificates of deposit with fixed interest costs and the loan portfolio with its ability to re-price downward. The current size and characteristics of the investment portfolio help to provide a natural hedge in limiting this risk.
      Overall, the Company’s balance sheet remains well-diversified with moderate interest rate risk and is well-positioned for future growth. The use of derivative products is limited and the deposit base is strong and stable. The loan to deposit ratio is still at relatively low levels, which should present the Company with opportunities to fund future loan growth at reasonable costs as a strong economy increases business borrowing.
Derivative Financial Instruments
      The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. As of December 31, 2005, the Company had entered into two interest rate swaps with a notional amount of $15.4 million which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, the effect of these transactions on net income is minimal. The notional amount of these types of swaps at December 31, 2005 was $147.3 million.
      The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2005 mature within 90 days, and the longest period to maturity is 6 months.
      Additionally, interest rate lock commitments issued on residential mortgage loans held for resale are considered derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward sale contracts in the secondary market.
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
      The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2005 and 2004. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the consolidated balance sheets.

	2005			2004

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate contracts:
Swap contracts	$162,698	$798	$(1,782)	$49,963	$649	$(1,273)
Option contracts	6,970	6	(6)	—	—	—
Foreign exchange contracts:
Forward contracts	14,184	159	(77)	13,031	171	(173)
Option contracts	2,560	3	(3)	2,853	12	(12)
Mortgage loan commitments	5,353	12	—	8,319	1	(13)
Mortgage loan forward sale contracts	9,251	7	(18)	15,728	39	(4)

Total at December 31	$201,016	$985	$(1,886)	$89,894	$872	$(1,475)

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
      The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. This method helps to provide a more accurate means of valuing fund sources and uses in a varying interest rate environment. The Company also assigns loan charge-offs and recoveries directly to each operating segment instead of allocating a portion of actual loan loss provision to the segments. The operating segments also include a number of allocations of income and expense from various support and overhead centers within the Company. Management periodically makes changes to the method of assigning costs and income to its business segments to better reflect operating results. If appropriate, these changes are reflected in the prior year information in the table below.

      The table below is a summary of segment pre-tax income for the past three years.

				% Change

(Dollars in thousands)	2005	2004	2003	’05-’04	’04-’03

Consumer	$192,717	$138,646	$109,220	39.0%	26.9%
Commercial	133,527	114,881	121,190	16.2	(5.2)
Money management	32,199	29,136	26,846	10.5	8.5

Total segments	358,443	282,663	257,256	26.8	9.9

Other/elimination	(40,849)	28,479	33,983	NM	(16.2)

Income before income taxes	$317,594	$311,142	$291,239	2.1%	6.8%

Consumer
      The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage services. Pre-tax income for 2005 was $192.7 million, an increase of $54.1 million, or 39.0%, over 2004. This growth was mainly due to growth in net interest income of $52.1 million and an $18.9 million increase in non-interest income. Partly offsetting these increases were a $9.6 million increase in non-interest expense and a $7.3 million increase in net loan charge-offs. The increase in net interest income resulted mainly from a $93.7 million increase in allocated funding credits assigned to the deposit portfolio, which more than offset growth in deposit interest. The rising interest rate environment assigns a greater value, and thus income, to customer deposits in this segment. Non-interest income increased 12.2%, primarily due to higher overdraft and return item fees and bank card fees. Non-interest expense increased 3.6% over the prior year due to higher salaries expense, bankcard processing expense, online banking processing costs, and corporate management fees. These increases were partly offset by decreases in assigned overhead costs. Net loan charge-offs increased $7.3 million in 2005 over the previous year and were directly related to the higher consumer and credit card loan charge-offs in the fourth quarter as a result of higher bankruptcy notices received. Total average assets directly related to the segment rose 3.3% over 2004. Average segment loans increased 5.2% compared to 2004 mainly as a result of growth in consumer, home equity and credit card loans, while average deposits increased only slightly.
      Pre-tax income for 2004 was $138.6 million, an increase of $29.4 million, or 26.9%, over 2003. This increase was due in part to improved net interest income, growth in non-interest income and lower net loan charge-offs, but offset by higher non-interest expense. Net interest income increased $20.2 million, or 7.8%, as a result of lower deposit interest expense coupled with a decline in funding costs allocated to the loan portfolio and loan growth. Net charge-offs decreased $3.4 million, mainly due to lower consumer loan losses. Non-interest income increased $13.2 million, mainly due to higher overdraft and return item fees and bank card fees. Also, higher gains were reported on sales of student loans and fixed assets. This increase in revenue was partly offset by lower mortgage banking revenue. Non-interest expense increased $7.3 million due to higher management fees, marketing expense, loan servicing fees, occupancy expense, lower deferred loan origination costs, and a higher allocation for online banking expenses than in 2003. These increases were partly offset by decreases in check processing and data processing charges. Total average assets directly related to the segment rose 5.0% over 2003. Average segment loans increased 5.2% compared to 2003 mainly as a result of growth in consumer loans, while average deposits remained flat.

Commercial
      The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax income increased $18.6 million, or 16.2%, over 2004. This increase resulted from growth in net interest income and lower net loan charge-offs, coupled with well-controlled expense growth but lower non-interest income. The growth in net interest income, as in the Consumer segment, resulted from an increase in the cost of funds credit assigned to the segment’s deposits due to the rising rate environment in 2005. This credit increased by $22.2 million in 2005 compared with the growth in deposit interest expense of $4.8 million, thus creating a larger interest spread on deposits. Net loan charge-offs were $5.6 million in 2004 compared to net recoveries of $2.3 million in 2005, and resulted from a large loan charge-off in 2004 which was partly recovered in 2005. Non-interest income decreased $3.2 million, or 4.1%, as a result of lower commercial cash management fees, partly offset by growth in commercial bank card transaction fee income. Non-interest expense increased $2.0 million, or 1.5%, due to higher salaries expense, commercial deposit account processing fees and overhead cost allocations. Partly offsetting these expense increases were lower operating losses and higher deferred loan origination costs. During 2005, total average loans increased 5.2%, compared to a 1.6% decrease during 2004. The increase in loans during 2005 resulted mainly from growth in business loans and construction real estate loans, partly offset by a decline in business real estate loans. Average deposits increased 1.8% during 2005 compared to a 9.0% increase during 2004, as growth in business demand accounts slowed in 2005.
      In 2004, pre-tax income decreased $6.3 million, or 5.2%, from 2003 primarily due to an increase in non-interest expense, which grew $16.7 million, or 14.2%. Net interest income increased $5.5 million, or 3.2%, due to an increase in the credit for funds assigned to the segment’s deposit portfolio due to strong growth in average deposits. Non-interest income grew $4.8 million, or 6.8%, and resulted from higher commercial bank card fee income offset by lower commercial cash management fees. Non-interest expense increased $16.7 million due to higher assigned costs for check processing, internal management, and bank card and commercial loan servicing. During 2004, total average loans decreased 1.6%, compared to a 1.4% increase during 2003. Average deposits increased 9.0% during 2004, compared to a 9.4% increase during 2003.

Money Management
      The Money Management segment consists of the trust and capital markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. It also provides investment management services to The Commerce Funds, a series of mutual funds with $1.8 billion in total assets. The Capital Markets Group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for the segment was $32.2 million in 2005 compared to $29.1 million in 2004, an increase of $3.1 million, or 10.5%. The increase was due to growth in net interest income coupled with higher non-interest income of $1.5 million and slightly lower non-interest expense. The improvement in net interest income resulted from higher funding credits assigned to the deposit portfolio of this segment. The growth in non-interest income occurred mainly in private client revenues and proprietary mutual fund administration fees, partly offset by lower bond trading revenues in the Capital Markets Group. Non-interest expense decreased slightly due to lower incentive compensation costs and trust processing costs, partly offset by higher proprietary mutual funds expense subsidies. Average assets decreased $9.3 million during 2005 because of lower trading account investments and overnight investments of liquid funds. Average deposits increased $84.2 million during 2005, mainly due to continuing growth in short-term certificates of deposit over $100,000.
      Pre-tax income for the segment was $29.1 million in 2004 compared to $26.8 million in 2003, an increase of $2.3 million, or 8.5%. The increase was due to a reduction in non-interest expense of $2.4 million which was directly related to lower costs for salaries and benefits of $1.9 million. While non-interest income was essentially flat with the previous year, trust revenue grew $3.3 million, or 5.4%, but was offset by lower bond trading revenue, which declined $2.0 million, or 14.3%. Average assets decreased slightly during 2004 because of lower trading account investments, partly offset by higher overnight investments of liquid funds. Average deposits increased $62.6 million during 2004, mainly due to higher balances in short-term certificates of deposit over $100,000 and non-interest bearing demand deposit accounts.
      The Other/elimination category shown in the table above includes various support and overhead operating units which are mainly comprised of various operating expenses such as salaries, occupancy, etc. Also included in this category is the Company’s investment securities portfolio, which totaled $3.8 billion at December 31, 2005. The pre-tax profitability in the Other/elimination category decreased $69.3 million in 2005 compared to 2004. This decline was mainly the result of higher cost of funds charges assigned to this category and allocated to the investment portfolio, coupled with lower net gains on securities transactions. Interest earned on the investment portfolio is primarily based on fixed rates. However, the cost of funds charges assigned are variable and in a rising rate environment have increased significantly this year, causing most of the decline in pre-tax profitability for this category.
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
      As mentioned in last year’s Annual Report on Form 10-K, the Company has several Small Business Investment Company (SBIC) related private equity investments and other investments in low-income housing partnerships which would receive consolidated treatment under provisions of FIN 46R. The FASB, however, has elected to reconsider provisions of FIN 46R concerning SBIC related private equity investments. The FASB does not currently require these types of investments to be consolidated and has not resolved the accounting treatment for the investments. If consolidation is ultimately required for any of these investments, the Company’s assets, liabilities, revenues and expenses would be adjusted to reflect the consolidation of these investments; however, it is not expected that net income would be significantly affected. The Company does not have any other significant investments in unconsolidated entities meeting the requirements of FIN 46R.
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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. The revision requires entities to recognize the cost in their statements of income of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Statement requires several accounting changes in the areas of award modifications and forfeitures. It contains additional guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For calendar year companies, the Statement is effective January 1, 2006. The Company implemented provisions of the original Statement 123 beginning in 2003 and has recorded the cost of such awards in its statements of income. The Company does not expect that adoption of the revised Statement will have a material effect on its consolidated financial statements in 2006.
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

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31

	2005			2004			2003

			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$2,336,681	$125,417	5.37%	$2,119,823	$88,199	4.16%	$2,173,765	$90,860	4.18%
Real estate – construction	480,864	28,422	5.91	427,976	18,068	4.22	404,058	17,324	4.29
Real estate – business	1,794,269	106,167	5.92	1,823,302	90,601	4.97	1,831,575	93,731	5.12
Real estate – personal	1,351,809	71,879	5.32	1,334,859	69,273	5.19	1,304,677	73,568	5.64
Consumer	1,242,163	80,431	6.48	1,188,018	75,633	6.37	1,129,267	79,571	7.05
Home equity	429,911	26,463	6.16	381,111	17,481	4.59	324,375	14,372	4.43
Student	357,319	17,050	4.77	326,120	9,790	3.00	339,577	9,606	2.83
Credit card	554,471	66,552	12.00	515,585	57,112	11.08	490,534	55,310	11.28
Overdrafts	13,995	—	—	13,319	—	—	11,631	—	—

Total loans	8,561,482	522,381	6.10	8,130,113	426,157	5.24	8,009,459	434,342	5.42

Investment securities:
U.S. government & federal agency	1,066,304	39,968	3.75	1,721,301	67,988	3.95	1,543,269	67,236	4.36
State & municipal obligations(B)	137,007	5,910	4.31	70,846	3,410	4.81	80,687	4,139	5.13
Mortgage and asset-backed securities	2,812,757	114,978	4.09	2,846,093	105,827	3.72	2,504,514	103,681	4.14
Trading securities	10,624	422	3.98	14,250	498	3.50	17,003	662	3.90
Other marketable securities(B)	216,984	9,316	4.29	163,843	3,747	2.29	220,499	4,603	2.09
Non-marketable securities	78,709	4,617	5.87	75,542	3,530	4.67	74,501	4,923	6.61

Total investment securities	4,322,385	175,211	4.05	4,891,875	185,000	3.78	4,440,473	185,244	4.17

Federal funds sold and securities purchased under agreements to resell	116,553	4,102	3.52	84,113	1,312	1.56	63,232	831	1.31

Total interest earning assets	13,000,420	701,694	5.40	13,106,101	612,469	4.67	12,513,164	620,417	4.96

Less allowance for loan losses	(129,272)			(132,554)			(132,057)
Unrealized gain (loss) on investment securities	22,607			90,692			143,309
Cash and due from banks	508,389			553,074			513,733
Land, buildings and equipment – net	369,471			340,188			336,665
Other assets	201,829			191,655			167,944

Total assets	$13,973,444			$14,149,156			$13,542,758

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$403,158	1,259	.31	$401,935	1,250	.31	$380,323	1,351	.36
Interest checking and money market	6,745,714	52,112	.77	6,171,456	26,707	.43	6,015,827	27,391	.46
Time open & C.D.’s of less than $100,000	1,736,804	50,597	2.91	1,678,659	38,924	2.32	1,838,137	48,440	2.64
Time open & C.D.’s of $100,000 and over	983,703	30,779	3.13	788,800	14,912	1.89	699,241	14,278	2.04

Total interest bearing deposits	9,869,379	134,747	1.37	9,040,850	81,793	.90	8,933,528	91,460	1.02

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,609,868	48,776	3.03	1,827,428	22,560	1.23	1,550,211	15,289	.99
Other borrowings(C)	366,072	12,464	3.40	419,215	8,519	2.03	395,026	8,269	2.09

Total borrowings	1,975,940	61,240	3.10	2,246,643	31,079	1.38	1,945,237	23,558	1.21

Total interest bearing liabilities	11,845,319	195,987	1.65%	11,287,493	112,872	1.00%	10,878,765	115,018	1.06%

Non-interest bearing demand deposits	655,729			1,288,434			1,083,207
Other liabilities	93,708			123,048			133,813
Stockholders’ equity	1,378,688			1,450,181			1,446,973

Total liabilities and equity	$13,973,444			$14,149,156			$13,542,758

Net interest margin (T/E)		$505,707			$499,597			$505,399

Net yield on interest earning assets			3.89%			3.81%			4.04%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			1.22%			(1.15)%			.69%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Business loan interest income includes tax free loan income of $2,393,000 in 2005, $2,379,000 in 2004, $2,466,000 in 2003, $3,355,000 in 2002 and $3,937,000 in 2001, including tax equivalent adjustments of $1,097,000 in 2005, $819,000 in 2004, $847,000 in 2003,

Years Ended December 31

2002			2001			2000
									Average
		Average			Average			Average	Balance
	Interest	Rates		Interest	Rates		Interest	Rates	Five Year
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Compound
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Growth Rate

$2,433,041	$115,058	4.73%	$2,566,503	$169,747	6.61%	$2,636,931	$216,146	8.20%	(2.39)%
474,307	23,894	5.04	409,262	29,598	7.23	382,106	33,364	8.73	4.71
1,483,012	88,645	5.98	1,398,366	103,551	7.41	1,267,872	104,757	8.26	7.19
1,247,209	82,382	6.61	1,339,436	98,283	7.34	1,417,548	105,229	7.42	(.95)
1,046,173	83,266	7.96	1,095,809	92,339	8.43	1,126,886	94,084	8.35	1.97
283,466	14,336	5.06	239,599	18,077	7.54	214,655	20,364	9.49	14.90
316,910	13,124	4.14	280,846	18,223	6.49	267,254	21,717	8.13	5.98
463,474	52,337	11.29	460,157	61,789	13.43	469,401	69,309	14.77	3.39
14,150	—	—	19,953	—	—	19,388	—	—	(6.31)

7,761,742	473,042	6.09	7,809,931	591,607	7.58	7,802,041	664,970	8.52	1.88

1,233,040	57,159	4.64	892,248	48,666	5.45	913,285	56,486	6.18	3.15
41,103	3,079	7.49	55,379	4,225	7.63	72,209	5,641	7.81	13.67
2,118,460	112,703	5.32	1,284,355	77,066	6.00	1,034,172	64,336	6.22	22.15
10,931	532	4.86	15,924	774	4.86	11,000	765	6.95	(.69)
124,648	4,258	3.42	159,897	6,742	4.22	86,133	5,895	6.84	20.30
66,666	2,781	4.17	68,299	3,246	4.75	68,013	3,786	5.57	2.96

3,594,848	180,512	5.02	2,476,102	140,719	5.68	2,184,812	136,909	6.27	14.62

84,278	1,486	1.76	541,930	22,386	4.13	227,623	14,517	6.38	(12.53)

11,440,868	655,040	5.73	10,827,963	754,712	6.97	10,214,476	816,396	7.99	4.94

(129,960)			(129,978)			(125,887)			.53
114,908			56,296			(3,146)			NM
511,798			532,715			533,028			(.94)
329,553			286,166			244,877			8.57
146,671			162,661			162,709			4.40

$12,413,838			$11,735,823			$11,026,057			4.85%

$353,779	2,146	.61	$323,462	3,345	1.03	$316,532	5,484	1.73	4.96%
5,762,465	43,101	.75	5,253,024	97,746	1.86	4,896,337	144,398	2.95	6.62
2,046,041	70,367	3.44	2,259,161	121,851	5.39	2,068,653	112,182	5.42	(3.44)
651,336	18,252	2.80	530,874	27,699	5.22	328,652	18,275	5.56	24.52

8,813,621	133,866	1.52	8,366,521	250,641	3.00	7,610,174	280,339	3.68	5.34

771,646	9,853	1.28	601,865	19,164	3.18	772,296	44,594	5.77	15.82
371,902	9,363	2.52	301,363	13,956	4.63	110,444	6,955	6.30	27.08

1,143,548	19,216	1.68	903,228	33,120	3.67	882,740	51,549	5.84	17.49

9,957,169	153,082	1.54%	9,269,749	283,761	3.06%	8,492,914	331,888	3.91%	6.88

974,941			1,101,174			1,331,220			(13.20)
120,143			137,832			98,208			(.93)
1,361,585			1,227,068			1,103,715			4.55

$12,413,838			$11,735,823			$11,026,057			4.85%

	$501,958			$470,951			$484,508

		4.39%			4.35%			4.74%

		6.58%			(2.80)%			2.88%

$1,142,000 in 2002 and $1,266,000 in 2001. State and municipal interest income includes tax equivalent adjustments of $1,445,000 in 2005, $1,093,000 in 2004, $1,301,000 in 2003, $999,000 in 2002 and $1,325,000 in 2001. Interest income on other marketable securities includes tax equivalent adjustments of $1,586,000 in 2005, $467,000 in 2004, $859,000 in 2003, $346,000 in 2002 and $332,000 in 2001.
(C)	Interest expense of $123,000, $113,000, $494,000 and $747,000 which was capitalized on construction projects in 2005, 2004, 2002 and 2001, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year Ended December 31, 2005

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,436	5.84%	$2,357	5.50%	$2,305	5.12%	$2,246	4.96%
Real estate – construction	483	6.58	519	6.10	479	5.68	443	5.19
Real estate – business	1,877	6.32	1,775	6.02	1,766	5.74	1,758	5.56
Real estate – personal	1,361	5.37	1,367	5.31	1,344	5.28	1,335	5.30
Consumer	1,281	6.67	1,268	6.52	1,225	6.38	1,193	6.31
Home equity	447	6.84	437	6.34	423	5.89	413	5.47
Student	325	5.27	321	5.08	374	4.57	410	4.31
Credit card	561	12.36	556	12.20	554	11.82	547	11.61
Overdrafts	13	—	15	—	12	—	16	—

Total loans	8,784	6.47	8,615	6.21	8,482	5.93	8,361	5.76

Investment securities:
U.S. government & federal agency	849	3.58	919	3.47	1,130	4.58	1,374	3.35
State & municipal obligations(A)	246	4.32	164	4.21	71	4.44	64	4.43
Mortgage and asset-backed securities	2,574	4.24	2,905	4.14	2,925	4.11	2,848	3.87
Trading securities	13	4.24	11	4.01	8	3.98	11	3.66
Other marketable securities(A)	210	5.55	222	4.68	219	3.82	218	3.13
Non-marketable securities	81	8.77	81	3.51	76	5.45	77	5.67

Total investment securities	3,973	4.26	4,302	4.02	4,429	4.24	4,592	3.72

Federal funds sold and securities purchased under agreements to resell	109	4.23	127	3.74	145	3.22	85	2.79

Total interest earning assets	12,866	5.77	13,044	5.46	13,056	5.33	13,038	5.02

Less allowance for loan losses	(127)		(128)		(130)		(132)
Unrealized gain (loss) on investment securities	(3)		20		26		48
Cash and due from banks	493		478		503		560
Land, buildings and equipment – net	377		376		370		354
Other assets	209		197		199		202

Total assets	$13,815		$13,987		$14,024		$14,070

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$388	.31	$404	.31	$417	.31	$404	.31
Interest checking and money market	6,701	.94	6,759	.83	6,821	.70	6,702	.61
Time open & C.D.’s under $100,000	1,796	3.27	1,753	3.02	1,732	2.79	1,665	2.53
Time open & C.D.’s $100,000 & over	968	3.71	903	3.26	1,086	2.95	979	2.63

Total interest bearing deposits	9,853	1.62	9,819	1.42	10,056	1.29	9,750	1.13

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,579	3.76	1,724	3.27	1,481	2.75	1,655	2.31
Other borrowings	325	3.96	371	3.53	380	3.24	389	2.96

Total borrowings	1,904	3.80	2,095	3.32	1,861	2.85	2,044	2.43

Total interest bearing liabilities	11,757	1.97%	11,914	1.76%	11,917	1.53%	11,794	1.36%

Non-interest bearing demand deposits	617		602		633		773
Other liabilities	90		96		92		95
Stockholders’ equity	1,351		1,375		1,382		1,408

Total liabilities and equity	$13,815		$13,987		$14,024		$14,070

Net interest margin (T/E)	$129		$127		$128		$122

Net yield on interest earning assets		3.97%		3.86%		3.93%		3.79%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2004

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,185	4.53%	$2,083	4.14%	$2,125	4.00%	$2,086	3.96%
Real estate – construction	420	4.73	427	4.21	439	3.95	426	4.00
Real estate – business	1,756	5.24	1,806	4.99	1,851	4.80	1,881	4.86
Real estate – personal	1,340	5.17	1,339	5.15	1,329	5.20	1,331	5.25
Consumer	1,205	6.32	1,210	6.25	1,184	6.35	1,152	6.55
Home equity	406	4.91	390	4.64	371	4.37	357	4.38
Student	344	3.71	290	3.09	289	2.58	382	2.61
Credit card	522	11.30	520	11.06	509	10.76	511	11.19
Overdrafts	14	—	11	—	11	—	18	—

Total loans	8,192	5.47	8,076	5.24	8,108	5.11	8,144	5.15

Investment securities:
U.S. government & federal agency	1,717	3.85	1,637	3.84	1,756	4.58	1,776	3.53
State & municipal obligations(A)	69	4.46	72	4.87	70	4.97	72	4.95
Mortgage and asset-backed securities	2,726	3.67	2,829	3.76	2,986	3.65	2,845	3.79
Trading securities	13	3.10	10	3.45	25	3.67	8	3.67
Other marketable securities(A)	195	2.78	158	2.23	138	2.08	164	1.92
Non-marketable securities	75	4.70	75	5.23	78	4.18	75	4.59

Total investment securities	4,795	3.73	4,781	3.77	5,053	3.96	4,940	3.66

Federal funds sold and securities purchased under agreements to resell	64	2.23	101	1.69	111	1.23	61	1.24

Total interest earning assets	13,051	4.81	12,958	4.67	13,272	4.64	13,145	4.57

Less allowance for loan losses	(132)		(132)		(133)		(133)
Unrealized gain on investment securities	81		55		97		131
Cash and due from banks	576		557		550		529
Land, buildings and equipment – net	344		341		338		337
Other assets	192		190		200		185

Total assets	$14,112		$13,969		$14,324		$14,194

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$398	.31	$406	.31	$411	.31	$393	.31
Interest checking and money market	6,205	.51	6,205	.44	6,164	.39	6,111	.39
Time open & C.D.’s under $100,000	1,657	2.38	1,657	2.29	1,686	2.29	1,715	2.32
Time open & C.D.’s $100,000 & over	754	2.21	815	1.90	841	1.71	745	1.76

Total interest bearing deposits	9,014	.99	9,083	.90	9,102	.86	8,964	.87

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,792	1.82	1,662	1.31	1,912	.93	1,947	.92
Other borrowings	390	2.53	392	1.96	454	1.84	441	1.85

Total borrowings	2,182	1.95	2,054	1.43	2,366	1.11	2,388	1.09

Total interest bearing liabilities	11,196	1.18%	11,137	1.00%	11,468	.91%	11,352	.91%

Non-interest bearing demand deposits	1,351		1,292		1,276		1,234
Other liabilities	110		111		128		143
Stockholders’ equity	1,455		1,429		1,452		1,465

Total liabilities and equity	$14,112		$13,969		$14,324		$14,194

Net interest margin (T/E)	$125		$124		$127		$124

Net yield on interest earning assets		3.80%		3.82%		3.85%		3.78%

(A) Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

	For the Quarter Ended
Year Ended December 31, 2005
(In thousands, except per share data)	12/31/05	9/30/05	6/30/05	3/31/05

Interest income	$185,343	$178,570	$172,800	$160,853
Interest expense	(58,337)	(52,738)	(45,413)	(39,376)

Net interest income	127,006	125,832	127,387	121,477
Non-interest income	88,633	86,895	84,980	80,691
Salaries and employee benefits	(68,730)	(66,682)	(67,585)	(70,180)
Other expense	(58,471)	(55,705)	(55,427)	(53,742)
Provision for loan losses	(11,980)	(8,934)	(5,503)	(2,368)

Income before income taxes	76,458	81,406	83,852	75,878
Income taxes	(20,216)	(18,615)	(29,484)	(26,032)

Net income	$56,242	$62,791	$54,368	$49,846

Net income per share – basic*	$.83	$.90	$.78	$.70
Net income per share – diluted*	$.81	$.89	$.77	$.69

Weighted average shares – basic*	68,210	69,244	70,071	71,023
Weighted average shares – diluted*	69,040	70,194	71,036	72,011

	For the Quarter Ended
Year Ended December 31, 2004
(In thousands, except per share data)	12/31/04	9/30/04	6/30/04	3/31/04

Interest income	$157,271	$151,592	$152,440	$148,787
Interest expense	(33,069)	(27,908)	(25,979)	(25,803)

Net interest income	124,202	123,684	126,461	122,984
Non-interest income	77,753	78,920	84,289	85,969
Salaries and employee benefits	(66,208)	(65,549)	(65,696)	(68,016)
Other expense	(56,221)	(54,943)	(55,240)	(50,896)
Provision for loan losses	(7,215)	(6,606)	(6,280)	(10,250)

Income before income taxes	72,311	75,506	83,534	79,791
Income taxes	(19,651)	(12,987)	(29,696)	(28,467)

Net income	$52,660	$62,519	$53,838	$51,324

Net income per share – basic*	$.73	$.85	$.73	$.69
Net income per share – diluted*	$.71	$.84	$.72	$.68

Weighted average shares – basic*	72,422	73,190	73,873	74,643
Weighted average shares – diluted*	73,530	74,235	74,901	75,827

	For the Quarter Ended
Year Ended December 31, 2003
(In thousands, except per share data)	12/31/03	9/30/03	6/30/03	3/31/03

Interest income	$153,649	$148,529	$159,648	$155,584
Interest expense	(26,142)	(26,541)	(30,961)	(31,374)

Net interest income	127,507	121,988	128,687	124,210
Non-interest income	76,420	76,940	73,701	74,606
Salaries and employee benefits	(64,964)	(65,036)	(66,006)	(68,593)
Other expense	(51,801)	(51,394)	(52,209)	(52,141)
Provision for loan losses	(11,002)	(9,655)	(9,999)	(10,020)

Income before income taxes	76,160	72,843	74,174	68,062
Income taxes	(22,299)	(17,895)	(23,687)	(20,834)

Net income	$53,861	$54,948	$50,487	$47,228

Net income per share – basic*	$.72	$.72	$.66	$.61
Net income per share – diluted*	$.70	$.71	$.66	$.60

Weighted average shares – basic*	75,321	76,102	76,581	77,402
Weighted average shares – diluted*	76,497	77,104	77,388	78,224

*	Restated for the 5% stock dividend distributed in 2005.

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
      We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Kansas City, Missouri
February 27, 2006

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31

	2005	2004

	(In thousands)
ASSETS
Loans, net of unearned income	$8,899,183	$8,305,359
Allowance for loan losses	(128,447)	(132,394)

Net loans	8,770,736	8,172,965

Investment securities:
Available for sale	3,667,901	4,754,941
Trading	24,959	9,403
Non-marketable	77,321	73,024

Total investment securities	3,770,181	4,837,368

Federal funds sold and securities purchased under agreements to resell	128,862	68,905
Cash and due from banks	545,273	585,815
Land, buildings and equipment – net	374,192	336,446
Goodwill	48,522	48,522
Other assets	247,779	200,347

Total assets	$13,885,545	$14,250,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,399,934	$1,943,771
Savings, interest checking and money market	6,490,326	6,072,115
Time open and C.D.’s of less than $100,000	1,831,980	1,656,002
Time open and C.D.’s of $100,000 and over	1,129,573	762,421

Total deposits	10,851,813	10,434,309

Federal funds purchased and securities sold under agreements to repurchase	1,326,427	1,913,878
Other borrowings	269,390	389,542
Other liabilities	100,077	85,759

Total liabilities	12,547,707	12,823,488

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 69,409,882 shares in 2005 and 2004	347,049	347,049
Capital surplus	388,552	388,614
Retained earnings	693,021	703,293
Treasury stock of 1,716,413 shares in 2005 and 1,072,098 shares in 2004, at cost	(86,901)	(51,646)
Accumulated other comprehensive income (loss)	(3,883)	39,570

Total stockholders’ equity	1,337,838	1,426,880

Total liabilities and stockholders’ equity	$13,885,545	$14,250,368

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31

(In thousands, except per share data)	2005	2004	2003

INTEREST INCOME
Interest and fees on loans	$521,283	$425,338	$433,495
Interest on investment securities	172,181	183,440	183,084
Interest on federal funds sold and securities purchased under agreements to resell	4,102	1,312	831

Total interest income	697,566	610,090	617,410

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	53,371	27,957	28,742
Time open and C.D.’s of less than $100,000	50,597	38,924	48,440
Time open and C.D.’s of $100,000 and over	30,779	14,912	14,278
Interest on federal funds purchased and securities sold under agreements to repurchase	48,776	22,560	15,289
Interest on other borrowings	12,341	8,406	8,269

Total interest expense	195,864	112,759	115,018

Net interest income	501,702	497,331	502,392
Provision for loan losses	28,785	30,351	40,676

Net interest income after provision for loan losses	472,917	466,980	461,716

NON-INTEREST INCOME
Deposit account charges and other fees	112,979	105,382	97,711
Bank card transaction fees	86,310	78,253	67,102
Trust fees	68,316	64,257	60,921
Trading account profits and commissions	9,650	12,288	14,740
Consumer brokerage services	9,909	9,846	9,415
Loan fees and sales	12,838	13,654	14,109
Net gains on securities transactions	6,362	11,092	4,560
Other	34,835	32,159	33,109

Total non-interest income	341,199	326,931	301,667

NON-INTEREST EXPENSE
Salaries and employee benefits	273,177	265,469	264,599
Net occupancy	40,621	39,558	38,736
Equipment	23,201	22,903	24,104
Supplies and communication	33,342	33,760	33,474
Data processing and software	48,244	46,000	40,567
Marketing	17,294	16,688	14,397
Other	60,643	58,391	56,267

Total non-interest expense	496,522	482,769	472,144

Income before income taxes	317,594	311,142	291,239
Less income taxes	94,347	90,801	84,715

Net income	$223,247	$220,341	$206,524

Net income per share – basic	$3.21	$3.00	$2.71
Net income per share – diluted	$3.16	$2.95	$2.67

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

(In thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net income	$223,247	$220,341	$206,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,785	30,351	40,676
Provision for depreciation and amortization	42,318	41,562	41,378
Amortization of investment security premiums, net	16,730	25,840	29,646
Provision (benefit) for deferred income taxes	(1,757)	2,717	(11,626)
Net gains on securities transactions	(6,362)	(11,092)	(4,560)
Net gains on sales of mortgage loans held for sale	(1,401)	(1,535)	(4,016)
Proceeds from sales of mortgage loans held for sale	94,763	98,792	238,002
Originations of mortgage loans held for sale	(88,504)	(95,802)	(205,393)
Net (increase) decrease in trading securities	(15,536)	1,289	(633)
Stock based compensation	6,628	6,465	6,092
Decrease in interest receivable	676	1,630	392
Increase (decrease) in interest payable	16,213	(372)	(8,837)
Increase (decrease) in income taxes payable	22	(20,039)	6,993
Net tax benefit related to stock option plans	(4,288)	(2,305)	(1,524)
Other changes, net	(17,900)	(33,187)	(35,898)

Net cash provided by operating activities	293,634	264,655	297,216

INVESTING ACTIVITIES
Net cash received in acquisitions	—	—	5,199
Cash paid in sales of branches	—	(2,280)	—
Proceeds from sales of available for sale securities	1,816,865	252,464	243,456
Proceeds from maturities of available for sale securities	1,197,556	1,451,726	1,683,626
Purchases of available for sale securities	(2,012,483)	(1,570,659)	(2,755,260)
Net increase in loans	(631,391)	(210,252)	(290,450)
Purchases of land, buildings and equipment	(64,231)	(33,471)	(36,111)
Sales of land, buildings and equipment	2,475	2,260	3,373

Net cash provided by (used in) investing activities	308,791	(110,212)	(1,146,167)

FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	(143,463)	233,672	447,080
Net increase (decrease) in time open and C.D.’s	543,130	15,042	(146,750)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(587,451)	(192,166)	654,110
Repayment of long-term borrowings	(119,985)	(111,260)	(285,186)
Additional long-term borrowings	—	100,000	225,248
Net increase (decrease) in short-term borrowings	—	(2,876)	69,125
Purchases of treasury stock	(234,501)	(173,829)	(125,724)
Issuance of stock under stock purchase and option plans	18,393	15,281	8,682
Net tax benefit related to stock option plans	4,288	2,305	1,524
Cash dividends paid on common stock	(63,421)	(61,135)	(51,266)

Net cash provided by (used in) financing activities	(583,010)	(174,966)	796,843

Increase (decrease) in cash and cash equivalents	19,415	(20,523)	(52,108)
Cash and cash equivalents at beginning of year	654,720	675,243	727,351

Cash and cash equivalents at end of year	$674,135	$654,720	$675,243

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2002	$336,192	$288,241	$707,433	$(5,507)	$96,093	$1,422,452

Net income			206,524			206,524
Change in unrealized gain (loss) on available for sale securities, net of tax					(23,222)	(23,222)

Total comprehensive income						183,302

Purchase of treasury stock				(125,724)		(125,724)
Cash dividends paid ($.674 per share)			(51,266)			(51,266)
Net tax benefit related to stock option plans		1,524				1,524
Stock based compensation		6,092				6,092
Issuance under stock purchase, option and award plans, net		(9,706)		18,388		8,682
Purchase acquisition	748	5,252				6,000
5% stock dividend, net	6,243	65,934	(155,555)	83,270		(108)

Balance, December 31, 2003	343,183	357,337	707,136	(29,573)	72,871	1,450,954

Net income			220,341			220,341
Change in unrealized gain (loss) on available for sale securities, net of tax					(33,301)	(33,301)

Total comprehensive income						187,040

Purchase of treasury stock				(173,829)		(173,829)
Cash dividends paid ($.834 per share)			(61,135)			(61,135)
Net tax benefit related to stock option plans		2,305				2,305
Stock based compensation		6,465				6,465
Issuance under stock purchase, option and award plans, net		(17,850)		33,131		15,281
5% stock dividend, net	3,866	40,357	(163,049)	118,625		(201)

Balance, December 31, 2004	347,049	388,614	703,293	(51,646)	39,570	1,426,880

Net income			223,247			223,247
Change in unrealized gain (loss) on available for sale securities, net of tax					(43,453)	(43,453)

Total comprehensive income						179,794

Purchase of treasury stock				(234,501)		(234,501)
Cash dividends paid ($.914 per share)			(63,421)			(63,421)
Net tax benefit related to stock option plans		4,288				4,288
Stock based compensation		6,628				6,628
Issuance under stock purchase, option and award plans, net		(18,656)		37,049		18,393
5% stock dividend, net		7,678	(170,098)	162,197		(223)

Balance, December 31, 2005	$347,049	$388,552	$693,021	$(86,901)	$(3,883)	$1,337,838

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

Basis of Presentation
      The Company follows accounting principles generally accepted in the United States of America (GAAP) and reporting practices applicable to the banking industry. The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. While the consolidated financial statements reflect management’s best estimates and judgment, actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (after elimination of all material intercompany balances and transactions). Certain amounts for prior years have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
      In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying consolidated balance sheets.

Loans and Related Earnings
      Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the interest method, or recognized when the loan is sold.
      Interest on loans is accrued based upon the principal amount outstanding. Interest income is recognized primarily on the level yield method. Loan and commitment fees on commercial and consumer loans, net of costs, are deferred and recognized in income over the term of the loan or commitment as an adjustment of yield. Annual fees charged on certain credit card loans are capitalized to principal and amortized over 12 months to loan fees and sales in the accompanying consolidated income statements. Other credit card fees, such as cash advance fees and late payment fees, are recognized in income as an adjustment of yield when charged to the cardholder’s account.
      Residential mortgage loans held for sale are valued at the lower of aggregate cost or fair value. The Company generally has commitments to sell fixed rate residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized upon delivery and included in loan fees and sales.
      Loans, including those that are considered to be impaired, are evaluated regularly by management. Business, lease, construction and business real estate loans are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection. Accrual of interest on consumer installment loans is suspended when any payment of principal or interest is more than 120 days delinquent. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on non-accrual loans are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Credit card loans are charged off against the allowance for loan losses when the receivable is more than 180 days past due. The interest and fee income previously capitalized but not collected on credit card charge-offs is reversed against interest income.

Allowance/Provision for Loan Losses
      The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of the balance sheet date, including known or anticipated problem loans as well as for loans which are not currently known to require specific allowances. Management’s judgment as to the amount of the allowance, including the allocated and unallocated elements, is a result of ongoing review of larger individual loans, collateral values, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of impaired and non-performing assets, historical charge-off amounts, geographic location, prevailing economic conditions and other relevant factors. Loans are considered impaired when it becomes probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Included in impaired loans are all non-accrual business, lease, construction, and business real estate loans. Consumer, personal real estate, home equity, student and credit card loans (collectively personal loans) are excluded from the definition of an impaired loan. Impairment is measured as the present value of the expected future cash flows at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Personal loans are segregated by loan type and by sub-type, and are evaluated on a group basis. Loans are charged off to the extent they are deemed to be uncollectible. The amount of the allowance for loan losses is highly dependent on management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amount and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations, and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known.

Operating, Direct Financing and Sales Type Leases
      The net investment in direct financing and sales type leases is included in loans on the Company’s consolidated balance sheet, and consists of the present value of the future minimum lease payments plus the present value of the estimated residual. Revenue consists of interest earned on the present value of the lease payments and residual, and is recognized over the lease term as a constant percentage return on the net investment. The net investment in operating leases is included in other assets on the Company’s consolidated balance sheet. It is carried at cost, less the amount depreciated to date. Depreciation is recognized, on the straight-line basis, over the lease term to the Company’s estimate of the equipment’s residual value at lease termination. Operating lease revenue consists of the contractual lease payments and is recognized over the lease term in other non-interest income. Residual value, representing the estimated value of the equipment upon termination of the lease, is recorded at the inception of each lease based on an amount estimated by management utilizing contract terms, past customer experience, and general market data. It is reviewed, and adjusted if necessary, on an annual basis.

Investments in Debt and Equity Securities
      The Company has classified the majority of its investment portfolio as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Their related unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income, a component of stockholders’ equity. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Realized gains and losses, including other-than-temporary declines in value, are calculated using the specific identification method and included in non-interest income.
      Non-marketable securities include certain venture capital investments, consisting of both debt and equity instruments, which are accounted for at fair value. Fair value is determined based on observable market values or at estimated fair values, in the absence of readily ascertainable market values. Changes in fair value and gains and losses from sales are recognized in non-interest income. Other non-marketable securities acquired for debt and regulatory purposes are accounted for at cost.
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

Foreclosed Assets
      Foreclosed assets consist of property that has been repossessed. Collateral obtained through foreclosure is comprised of commercial and residential real estate and other non-real estate property, including automobiles. The assets are initially recorded at the lower of the related loan balance or market value of the collateral less estimated selling costs, with any valuation adjustments charged to the allowance for loan losses. Market values are estimated primarily based on appraisals when available or quoted market prices of liquid assets. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current market value less estimated costs to sell. Further valuation adjustments on these assets and gains and losses realized on sales are recorded in other non-interest expense.

Intangible Assets
      Goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles and mortgage servicing rights, are amortized over their estimated useful lives. Core deposit intangibles, which were fully amortized at December 31, 2005, were amortized over a maximum of 10 years using accelerated methods for all periods presented.
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

Income Taxes
      Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes are provided for temporary differences between the financial reporting bases and income tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the tax rates and laws that are expected to be in effect when the differences are anticipated to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the change.
      The Company and its eligible subsidiaries file consolidated income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable losses or credits are reimbursed by other subsidiaries that incur tax liabilities. A valuation allowance is recorded when necessary to reduce deferred tax assets to amounts which are deemed more likely than not to be realized.

Derivatives
      The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company’s risk management policies permit its use of derivative products. The Company manages potential credit exposure through established credit approvals, risk control limits and other monitoring procedures. The Company uses derivatives on a limited basis mainly to stabilize interest rate margins and hedge against interest rate movements. The Company more often manages normal asset and liability positions by altering the products it offers and by selling portions of specific loan or investment portfolios as necessary.
      Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivative financial instruments be recorded on the balance sheet at fair value, with the adjustment to fair value recorded in current earnings. Derivatives that qualify under the Statement in a hedging relationship can be designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion is recognized in current earnings.
      To be eligible for hedge accounting treatment the Company must specifically designate a derivative as a hedging instrument as well as identify the exact risk being hedged. The derivative instrument then must meet explicit effectiveness requirements under Statement 133 to qualify for hedge accounting. At December 31, 2005, the Company had two interest rate swaps designated as fair value hedges.
      Derivative contracts are also offered to customers to assist in hedging their risks of adverse changes in interest rates and foreign exchange rates. The Company serves as an intermediary between its customers and the markets. Each contract between the Company and its customers is offset by a contract between the Company and various counterparties. These contracts do not qualify for hedge accounting. They are carried at fair value with changes in fair value recorded in other non-interest income. Since each customer contract is paired with an offsetting contract, there is no significant impact to net income.
      The Company enters into interest rate lock commitments on mortgage loans, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are accounted for as derivatives and carried at fair value with changes in fair value recorded in loan fees and sales.
      Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105) provided additional guidance in determining the fair value of mortgage loan commitments. The guidance prohibits the inclusion of the expected cash flows related to the associated servicing of the loan when determining the fair value of the loan commitment. This change in accounting tends to reduce the fair value of the loan commitment and defers the income recognition resulting from the valuation of the commitment. SAB 105 was effective for loan commitments accounted for as derivatives and entered into on or after April 1, 2004, at which time the Company began excluding these expected cash flows in its determination of fair value.

Stock-Based Compensation
      The Company has several stock-based employee compensation plans, which are described more fully in Note 11, Stock Option Plans, Restricted Stock Awards and Directors Stock Purchase Plan. The Company accounts for these plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. The revision disallows the expense recognition alternatives permitted in the original statement and requires entities to recognize stock-based compensation cost in their statements of income. The revision contains additional guidance in several areas including award modifications and forfeitures, measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. It also contains additional disclosure requirements. The Company does not expect that adoption of the revision in January 2006 will have a material effect on its consolidated financial statements.

Treasury Stock
      Purchases of the Company’s common stock are recorded at cost. Upon re-issuance, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share
      Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options) outstanding during each year. All per share data has been restated to reflect the 5% stock dividend distributed in December 2005.

2.	Acquisitions
      Effective January 1, 2003, the Company acquired 100% of the outstanding stock of The Vaughn Group, Inc. (Vaughn), a direct equipment lessor based in Cincinnati, Ohio. At acquisition, Vaughn had a lease portfolio which included direct financing leases, sales type leases, and operating leases. The largest component was direct financing leases of $32.8 million, consisting mainly of data processing hardware. In addition, Vaughn serviced approximately $350 million of lease agreements for other institutions involving capital equipment, ranging from production machinery to transportation equipment. The Company issued stock valued at $6.0 million and paid cash of $2.5 million in the acquisition. The acquisition was accounted for as a purchase. Goodwill of $5.3 million was recognized as a result of the transaction. No other separately identified intangible assets were recorded in connection with the acquisition.

3.	Loans and Allowance for Loan Losses
      Major classifications of loans at December 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004

Business	$2,527,654	$2,246,287
Real estate – construction	424,561	427,124
Real estate – business	1,919,045	1,743,293
Real estate – personal	1,358,511	1,340,574
Consumer	1,287,348	1,193,822
Home equity	448,507	411,541
Student	330,238	357,991
Credit card	592,465	561,054
Overdrafts	10,854	23,673

Total loans	$8,899,183	$8,305,359

      Loans to directors and executive officers of the Parent and its significant subsidiaries and to their associates are summarized as follows:

(In thousands)

Balance at January 1, 2005	$103,780
Additions	117,363
Amounts collected	(128,121)
Amounts written off	—

Balance at December 31, 2005	$93,022

      Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2005 to principal holders of the Company’s common stock.
      The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Iowa, Oklahoma, Colorado, Indiana, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short and intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2005, unfunded loan commitments totaled $6,889,826,000 (which included $3,355,751,000 in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2005, loans of $1,412,922,000 were pledged at the Federal Home Loan Bank (FHLB) by subsidiary banks as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $339,183,000 were pledged at the Federal Reserve as collateral for discount window borrowings. There were no discount window borrowings at December 31, 2005 and 2004.
      The Company has a net investment in direct financing and sales type leases of $221,306,000 and $182,799,000, at December 31, 2005 and 2004, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $24,719,000 and $19,975,000 at December 31, 2005 and 2004, respectively. The net investment in operating leases amounted to $20,838,000 and $7,453,000 at December 31, 2005 and 2004, respectively. This investment is included in other assets on the Company’s consolidated balance sheets.
      Residential mortgage loans held for sale amounted to $6,172,000 at December 31, 2005 and $11,030,000 at December 31, 2004. These are comprised of fixed rate loans which are sold to the secondary market, generally within three months. Gains on sales of these loans were $1,401,000, $1,535,000 and $4,016,000 in 2005, 2004 and 2003, respectively. From time to time, the Company sells student loans to companies in the secondary student loan market. Gains on sales of student loans were $7,990,000, $8,526,000 and $6,976,000 in 2005, 2004 and 2003, respectively.

      A summary of the allowance for loan losses is as follows:

	Years Ended December 31

(In thousands)	2005	2004	2003

Balance, January 1	$132,394	$135,221	$130,618

Additions:
Provision for loan losses	28,785	30,351	40,676
Allowance of acquired companies	—	—	500

Total additions	28,785	30,351	41,176

Deductions:
Loan losses	47,220	48,153	53,857
Less recoveries	14,488	14,975	17,284

Net loan losses	32,732	33,178	36,573

Balance, December 31	$128,447	$132,394	$135,221

      The Company had ceased recognition of interest income on loans with a carrying value of $9,845,000 and $17,618,000 at December 31, 2005 and 2004, respectively. The interest income not recognized on non-accrual loans was $1,017,000, $2,583,000 and $2,311,000 during 2005, 2004 and 2003, respectively. Loans 90 days delinquent and still accruing interest amounted to $14,088,000 and $13,067,000 at December 31, 2005 and 2004, respectively.
      The following table presents information on impaired loans at December 31:

(In thousands)	2005	2004

Impaired loans for which an allowance has been provided	$9,175	$7,967
Impaired loans for which no related allowance has been provided	798	10,128

Total impaired loans	$9,973	$18,095

Allowance related to impaired loans	$2,573	$4,743

      Impaired loans include loans on non-accrual status and other loans on the Company’s watch list classified as substandard and more than 60 days past due. This decline in impaired loans at December 31, 2005 compared to 2004 included reductions in non-accrual loans of $3.6 million in business loans, $3.4 million in business real estate loans, and $685 thousand in construction loans, which resulted from sales to other financial institutions, charge-offs, and transfers to foreclosure status. Average impaired loans were $18,670,000 during 2005, $24,667,000 during 2004 and $34,369,000 during 2003. The amount of interest income recorded on these loans during their impairment period was not significant.

4.	Investment Securities
      A summary of the available for sale investment securities by maturity groupings as of December 31, 2005 is shown below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2005. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes fixed and floating-rate mortgage-related securities, predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA. These securities differ from traditional debt securities primarily in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Also included are certain other asset-backed securities (primarily credit card, automobile and commercial loan backed securities).

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$53,114	$52,954	4.03%
After 1 but within 5 years	3,138	3,203	5.51
After 5 but within 10 years	5,150	5,646	5.79

Total U.S. government and federal agency obligations	61,402	61,803	4.25

Government-sponsored enterprise obligations:
Within 1 year	344,014	341,944	3.57
After 1 but within 5 years	409,517	400,921	3.43
After 5 but within 10 years	30,640	29,894	4.26
After 10 years	39	95	6.23

Total government-sponsored enterprise obligations	784,210	772,854	3.53

State and municipal obligations:
Within 1 year	16,712	16,627	2.73
After 1 but within 5 years	157,806	156,241	3.46
After 5 but within 10 years	72,398	71,450	3.54
After 10 years	4,887	4,700	4.66

Total state and municipal obligations	251,803	249,018	3.46

Mortgage and asset-backed securities	2,354,331	2,316,399	4.22

Other debt securities:
Within 1 year	3,547	3,539
After 1 but within 5 years	37,372	36,478

Total other debt securities	40,919	40,017

Equity securities	181,499	227,810

Total available for sale investment securities	$3,674,164	$3,667,901

      The unrealized gains and losses by type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2005
U.S. government and federal agency obligations	$61,402	$563	$162	$61,803
Government-sponsored enterprise obligations	784,210	425	11,781	772,854
State and municipal obligations	251,803	291	3,076	249,018
Mortgage and asset- backed securities	2,354,331	2,244	40,176	2,316,399
Other debt securities	40,919	56	958	40,017
Equity securities	181,499	46,496	185	227,810

Total	$3,674,164	$50,075	$56,338	$3,667,901

December 31, 2004
U.S. government and federal agency obligations	$368,053	$34,014	$—	$402,067
Government-sponsored enterprise obligations	1,348,884	5,554	10,140	1,344,298
State and municipal obligations	65,549	928	88	66,389
Mortgage and asset- backed securities	2,663,755	16,815	19,589	2,660,981
Other debt securities	50,557	237	554	50,240
Equity securities	194,321	36,645	—	230,966

Total	$4,691,119	$94,193	$30,371	$4,754,941

      The table above shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2005 and 2004. This temporary impairment represents the amount of loss that would be realized if the securities were sold at the valuation date. Most of the impairment relates to debt securities and occurs as a result of changes in overall bond yields between the date the bond was acquired and the valuation date. Securities which were temporarily impaired at December 31, 2005 are shown below, along with the length of the impairment period. Management does not believe that any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment, and believes that the Company has the ability to hold these securities until their maturity.

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government and federal agency obligations	$49,985	$162	$—	$—	$49,985	$162
Government-sponsored enterprise obligations	164,610	2,124	504,235	9,657	668,845	11,781
State and municipal obligations	220,312	2,958	11,827	118	232,139	3,076
Mortgage and asset-backed securities	1,508,962	24,969	624,615	15,207	2,133,577	40,176
Other debt securities	8,474	85	27,833	873	36,307	958

Subtotal, debt securities	1,952,343	30,298	1,168,510	25,855	3,120,853	56,153

Equity securities	31,711	185	—	—	31,711	185

Total temporarily impaired securities	$1,984,054	$30,483	$1,168,510	$25,855	$3,152,564	$56,338

      In addition to the available for sale portfolio, investment securities held by the Company include certain securities which are not readily marketable. These securities are shown in a separate non-marketable category of investment securities on the Company’s consolidated balance sheets, which at December 31, 2005 totaled $77,321,000. They included holdings of Federal Reserve Bank (FRB) stock totaling $23,282,000 and Federal Home Loan Bank of Des Moines (FHLB) stock of $22,135,000, which are required to be held for regulatory purposes and for borrowing availability and are carried at cost. Investment in FRB stock is based on the capital structure of the bank, and investment in FHLB stock is tied to the borrowings level. The remainder of the securities in the non-marketable category were comprised of investments in venture capital and private equity concerns. These securities are carried at fair value, which in the absence of readily ascertainable market values or indications of impairment, may be represented by estimated fair value.
      The following table presents proceeds from sales of securities and the components of net securities gains.

(In thousands)	2005	2004	2003

Proceeds from sales	$1,816,865	$252,464	$243,456

Realized gains	$29,750	$12,517	$8,599
Realized losses	23,388	1,425	4,039

Net realized gains	$6,362	$11,092	$4,560

      Investment securities with a fair value of $2,412,255,000 and $2,343,700,000 were pledged at December 31, 2005 and 2004, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve discount window. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

5.	Land, Buildings and Equipment
      Land, buildings and equipment consist of the following at December 31, 2005 and 2004:

(In thousands)	2005	2004

Land	$79,920	$72,194
Buildings and improvements	428,861	393,711
Equipment	203,324	180,204

Total	712,105	646,109

Less accumulated depreciation and amortization	337,913	309,663

Net land, buildings and equipment	$374,192	$336,446

      Depreciation expense of $32,015,000, $30,674,000 and $30,918,000 for 2005, 2004 and 2003, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $18,695,000, $17,723,000 and $18,369,000 for 2005, 2004 and 2003, respectively, was included in occupancy expense and equipment expense. Interest expense capitalized on construction projects was $123,000 and $113,000 in 2005 and 2004, respectively.
      In 2005, the Missouri bank purchased a 12-story office building and attached garage in downtown Kansas City for $18 million. The property was acquired from Tower Properties Company of which Commerce senior executives, David W. Kemper, CEO, and Jonathan M. Kemper, Vice-Chairman, also serve as directors. The purchase price was based on an independent outside appraisal and received the approval of the Company’s Board of Directors and independent Audit Committee.

6.	Goodwill and Other Intangible Assets
      Goodwill and other intangible assets are summarized in the following table.

	December 31, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$47,930	$(47,930)	$—	$47,930	$(47,487)	$443
Mortgage servicing rights	522	(475)	47	539	(483)	56

Total	$48,452	$(48,405)	$47	$48,469	$(47,970)	$499

Unamortizable intangible assets:
Goodwill included in Consumer segment	$33,540		$33,540	$33,540		$33,540
Goodwill included in Commercial segment	14,236		14,236	14,236		14,236
Goodwill included in Money Management segment	746		746	746		746

Total	$48,522		$48,522	$48,522		$48,522

      In conjunction with the acquisition of The Vaughn Group, Inc. in January 2003, the Company recorded goodwill of $5,298,000, which was allocated to the Commercial segment. As a result of routine annual assessments, no impairment of intangible assets was recorded in 2005, 2004 or 2003. Further, the January 1, 2006 review revealed no impairment as of that date.
      Aggregate amortization expense on intangible assets for the years ended December 31, 2005, 2004 and 2003 was $455,000, $1,699,000 and $1,794,000, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2005. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2006	$13
2007	13
2008	13
2009	8
2010	—

7.	Deposits
      At December 31, 2005, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)

Due in 2006	$2,441,267
Due in 2007	328,549
Due in 2008	95,126
Due in 2009	56,363
Due in 2010	37,741
Thereafter	2,507

Total	$2,961,553

      At December 31, 2005, the scheduled maturities of time open and certificates of deposit over $100,000 were as follows:

	Certificates	Other Time
	of Deposit	Deposits over
(In thousands)	over $100,000	$100,000	Total

Due in 3 months or less	$398,302	$2,227	$400,529
Due in over 3 through 6 months	231,193	1,827	233,020
Due in over 6 through 12 months	384,815	6,098	390,913
Due in over 12 months	89,356	15,755	105,111

Total	$1,103,666	$25,907	$1,129,573

      Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated “Cash and due from banks” from everyday usage in the operation of the banks. The minimum reserve requirements for the subsidiary banks at December 31, 2005 totaled $56,086,000.

8.	Borrowings
      Short-term borrowings of the Company consisted of federal funds purchased, securities sold under agreements to repurchase, and certain advances from the FHLB. All securities underlying the agreements to repurchase are under the Company’s control. The following table presents balance and interest rate information on these and other short-term borrowings.

		Year			Maximum
		End	Average	Average	Outstanding
		Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Borrower	Rate	Rate	Outstanding	Month End	December 31

Federal funds purchased and securities sold under agreements to repurchase	Subsidiary banks
2005		3.8%	3.0%	$1,609,868	$2,020,498	$1,326,427
2004		2.0	1.2	1,827,428	2,157,542	1,913,878
2003		.9	1.0	1,550,211	2,106,044	2,106,044
FHLB advances	Subsidiary banks
2005		—	—	—	—	—
2004		—	—	—	—	—
2003		1.2	1.2	61,918	100,000	100,000

      Debt of the Company which had an original term of greater than one year consisted of the following at December 31, 2005.

			Year
			End	Year
		Maturity	Weighted	End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary banks	2006	4.2%	$238,176
		2007	3.6	12,190
		2008	5.5	1,410
Nonrecourse lease financing notes	Bank leasing subsidiary	2006	5.1	699
		2007	5.6	1,301
		2008	6.0	111
		2011	6.3	429
Structured notes payable	Venture capital subsidiary	2007	0.0	3,559
		2012	0.0	7,515
Subordinated debentures	Subsidiary holding company	2030	10.9	4,000

Total long-term debt				$269,390

      Banking subsidiaries of the Company are members of the FHLB and have access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the respective borrowing bank. All of the Company’s outstanding borrowings with the FHLB have prepayment penalties in their terms. Advances outstanding at December 31, 2005 included $200,000,000 with a variable interest rate, which at year end was approximately 4.4%.
      Specified amounts of the Company’s lease receivables and underlying equipment in leasing transactions serve as collateral for non-recourse lease financing notes from other financial institutions, which totaled $2,540,000 at December 31, 2005. In the event of a default by a lessee, the other financial institution has a first lien on the underlying lease equipment and chattel paper, with no further recourse against the Company.

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
      Other long-term debt includes funds borrowed from third-party insurance companies by a venture capital subsidiary, a Missouri Certified Capital Company, to support its investment activities. Because the insurance companies receive tax credits, the borrowings do not bear interest. This debt is secured by assets of the subsidiary and guaranteed by the Parent, evidenced by letters of credit from an affiliate bank.
      Cash payments for interest on deposits and borrowings during 2005, 2004 and 2003 on a consolidated basis amounted to $179,651,000, $113,131,000 and $124,022,000, respectively.

9.	Income Taxes
      Income tax expense (benefit) from operations for the years ended December 31, 2005, 2004 and 2003 consists of:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2005:
U.S. federal	$90,240	$(2,517)	$87,723
State and local	5,864	760	6,624

	$96,104	$(1,757)	$94,347

Year ended December 31, 2004:
U.S. federal	$80,515	$2,957	$83,472
State and local	7,569	(240)	7,329

	$88,084	$2,717	$90,801

Year ended December 31, 2003:
U.S. federal	$92,053	$(11,513)	$80,540
State and local	4,288	(113)	4,175

	$96,341	$(11,626)	$84,715

      Income tax benefit allocated directly to stockholders’ equity for the years ended December 31, 2005, 2004 and 2003 consists of:

(In thousands)	2005	2004	2003

Unrealized loss on securities available for sale	$(26,633)	$(20,410)	$(14,233)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(4,288)	(2,305)	(1,524)

Income tax benefit allocated to stockholders’ equity	$(30,921)	$(22,715)	$(15,757)

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below.

(In thousands)	2005	2004

Deferred tax assets:
Loans, principally due to allowance for loan losses	$56,364	$58,449
Unearned fee income	1,038	672
Deferred compensation	1,876	1,893
Accrued expenses	2,390	2,793
Stock options	8,419	7,937
Net operating loss carryforward of acquired company	1,079	1,356
Unrealized loss on securities available for sale	2,380	—
Other	—	7,610

Total deferred tax assets	73,546	80,710

Valuation allowance	—	8,317

Adjusted deferred tax assets	73,546	72,393

Deferred tax liabilities:
Accretion on investment securities	1,118	652
Capitalized interest	412	692
Unrealized gain on securities available for sale	—	24,253
Land, buildings and equipment	44,498	49,631
Pension benefit obligations	8,692	8,622
Other	1,893	—

Total deferred tax liabilities	56,613	83,850

Net deferred tax asset (liability)	$16,933	$(11,457)

      The Company acquired a net operating loss carryforward (NOL) of approximately $4,343,000 in connection with the 2003 acquisition of The Vaughn Group, Inc. At December 31, 2005, the tax benefit on the remaining NOL is $1,079,000. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets above including the NOL, which expires no earlier than 2020.
      In 2005, the Company recognized tax benefits associated with corporate reorganization initiatives. A portion of the benefits consists of the reversal of the $8,317,000 valuation allowance outstanding at December 31, 2004.
      Actual income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

(In thousands)	2005	2004	2003

Computed “expected” tax expense	$111,158	$108,900	$101,934
Increase (reduction) in income taxes resulting from:
Tax exempt income	(2,116)	(1,226)	(1,376)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,035)	(994)	(861)
Contribution of appreciated assets	—	(136)	(356)
Federal tax credits	(326)	(406)	(437)
State and local income taxes, net of federal benefit	4,305	4,764	2,712
Corporate reorganization activities	(13,705)	(18,910)	(15,204)
Other, net	(3,934)	(1,191)	(1,697)

Total income tax expense	$94,347	$90,801	$84,715

      Cash payments of income taxes, net of refunds and interest received, amounted to $96,677,000, $107,529,000 and $89,181,000 on a consolidated basis during 2005, 2004 and 2003, respectively. The Parent had net receipts of $9,680,000, $5,500,000 and $2,682,000 during 2005, 2004 and 2003, respectively, from tax benefits.

10.	Employee Benefit Plans
      Employee benefits charged to operating expenses aggregated $38,737,000, $39,943,000 and $39,715,000 for 2005, 2004 and 2003, respectively. A majority of the Company’s current employees are covered by a noncontributory defined benefit pension plan, but participation in the pension plan is not available to employees hired after June 30, 2003. Participants are fully vested after five years of service and the benefits are based on years of participation and average annualized earnings. Certain key executives also participate in a supplemental executive retirement plan (the CERP) that the Company funds only as retirement benefits are disbursed. The CERP carries no segregated assets.
      In October 2004, the Company’s Board of Directors approved a change to the employee benefit plans effective January 1, 2005. With this change, substantially all benefits accrued under both pension plans were frozen. Enhancements were then made to the employee 401K plan, thereby increasing subsequent employer contributions to the 401K plan. Enhancements were also made to the CERP, providing credits based on hypothetical contributions in excess of those permitted under the 401K plan. Expense and obligations for this arrangement are included in the tables below.
      Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution may not be made in a particular year. The Company elected to make cash contributions of $8,000, $6,009,000 and $6,606,000 during fiscal 2005, 2004 and 2003, respectively. The minimum required contribution for 2006 is expected to be zero. The Company does not expect to make any further contributions other than minimal funding contributions to the CERP.
      Benefit obligations of the CERP at the September 30 valuation date are shown in the table immediately below. In all other tables presented, the two pension plans are presented on a combined basis.

(In thousands)	2005	2004

Projected benefit obligation	$1,176	$839
Accumulated benefit obligation	$1,176	$839

      The following items are components of the net pension cost for the years ended December 31, 2005, 2004 and 2003.

(In thousands)	2005	2004	2003

Service cost-benefits earned during the year	$1,011	$4,984	$3,921
Interest cost on projected benefit obligation	4,693	4,460	4,829
Expected return on plan assets	(6,816)	(6,403)	(5,198)
Amortization of prior service cost	—	(101)	(101)
Amortization of unrecognized net loss	1,258	1,208	2,044

Net periodic pension cost	$146	$4,148	$5,495

      The following table sets forth the pension plans’ funded status, using valuation dates of September 30, 2005 and 2004.

(In thousands)	2005	2004

Change in projected benefit obligation

Projected benefit obligation at beginning of plan year	$83,613	$77,190
Service cost	911	4,884
Interest cost	4,693	4,460
Curtailments	—	(840)
Benefits paid	(5,176)	(4,495)
Actuarial loss	3,886	2,414

Projected benefit obligation at end of plan year	87,927	83,613

Change in plan assets

Fair value of plan assets at beginning of plan year	87,577	78,893
Actual return (loss) on plan assets	10,021	7,170
Employer contributions	8	6,009
Benefits paid	(5,176)	(4,495)

Fair value of plan assets at September 30	92,430	87,577

Funded status	4,503	3,964
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	19,156	19,832

Prepaid pension cost at September 30	$23,659	$23,796

      Employer contributions made after the September 30 valuation date but before the December 31 fiscal year end amounted to $2,000 in both 2005 and 2004. Amounts recognized on the December 31 balance sheets are as follows:

(In thousands)	2005	2004

Prepaid pension cost	$24,834	$24,635
Accrued benefit liability	(1,173)	(837)

Net amount recognized at December 31	$23,661	$23,798

      The accumulated benefit obligation for both plans was $87,927,000 and $83,613,000 on September 30, 2005 and 2004, respectively.
      The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2005	2004	2003

Determination of benefit obligation at year end:
Discount rate	5.50%	5.75%	6.00%
Rate of increase in future compensation levels	NA	5.20%	5.20%

Determination of net periodic benefit cost for year ended:
Discount rate	5.75%	6.00%	6.75%
Rate of increase in future compensation levels	NA	5.20%	5.70%
Long-term rate of return on assets	8.00%	8.00%	8.00%

      The weighted average asset allocations as of September 30 by asset category were as follows:

	2005	2004

Equity securities	66%	63%
Debt securities	30%	34%
Money market	4%	3%

Total	100%	100%

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
      The discount rate is consistently determined by reference to a published long-term bond index.
      The assumed overall expected long-term rate of return on pension plan assets used in calculating 2005 pension plan expense was 8%. Determination of the plan’s rate is based upon historical returns for equities and fixed income indexes. The average 10-year rolling return for an asset mix comparable to the Company’s pension plan is 8.1%. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. As shown above, with a target of over half of the plan’s investment to be in equities, the actual return for any one plan year may fluctuate significantly with changes in the stock market.
      The following future benefit payments are expected to be paid:

(In thousands)

2006	$4,761
2007	5,005
2008	5,220
2009	5,405
2010	5,547
2011-2015	29,857

      In addition to the pension plans, substantially all of the Company’s employees are covered by a contributory defined contribution (401K) plan, the Participating Investment Plan. Under the plan, the Company makes matching contributions, which aggregated $7,647,000 in 2005, $4,197,000 in 2004 and $4,081,000 in 2003. The increase in 2005 resulted from the plan enhancements mentioned above.

11.	Stock Option Plans, Restricted Stock Awards and Directors Stock Purchase Plan*
      During 2005 and previous years, stock-based awards were issued to key employees under several stock option and award plans, all of which had been approved by shareholders. At December 31, 2005, these plans were replaced by the Company’s 2005 Equity Incentive Plan which was approved by shareholders on April 20, 2005. The new plan allows for the issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. The aggregate number of shares of the Company’s common stock that may be issued under all stock-based awards made under the 2005 Equity Incentive Plan are 4,200,000, and no more than 840,000 shares may be issued in the form of restricted stock, restricted stock units, performance shares and stock-based awards. At December 31, 2005, no awards had been issued under the new plan.
      Options are granted, by action of the Board of Directors, to acquire common stock at fair market value at the date of the grant, for a term of 10 years. These grants generally vest on a graded basis over 3 years of continued employment. The following tables summarize option activity over the last three years and current options outstanding.

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,725,877	$30.40	4,078,498	$27.21	4,037,149	$25.36

Granted	480,380	45.13	503,437	45.23	627,115	32.20
Cancelled	(28,043)	42.36	(52,435)	37.17	(50,379)	32.58
Exercised	(765,406)	23.82	(803,623)	23.02	(535,387)	18.60

Outstanding at end of year	3,412,808	$33.86	3,725,877	$30.40	4,078,498	$27.21

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Range of Exercise Prices	December 31, 2005	Contractual Life	Price	December 31, 2005	Price

$13.81 - $22.62	474,629	2.4 years	$20.47	474,629	$20.47
$22.76 - $31.00	922,666	3.7 years	29.67	922,666	29.67
$31.01 - $32.15	535,488	7.1 years	32.14	397,988	32.14
$32.23 - $44.91	793,463	7.0 years	37.99	607,130	35.91
$45.25 - $48.51	686,562	8.5 years	45.28	286,560	45.27

$13.81 - $48.51	3,412,808	5.8 years	$33.86	2,688,973	$31.48

      Effective January 1, 2003, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 for stock-based employee compensation. Upon adoption, all prior periods were restated to reflect compensation cost recognized under the provisions of Statement No. 123 for all options granted to employees after January 1, 1995. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant. Below are the estimated fair values of options granted using the Black-Scholes option-pricing model, the model assumptions, and the compensation cost recognized under employee compensation option plans.

(Dollars in thousands, except per share data)	2005	2004	2003

Weighted per share average fair value at grant date	$11.89	$11.80	$8.54
Assumptions:
Dividend yield	2.0%	1.9%	1.8%
Volatility	23.4%	24.1%	24.4%
Risk-free interest rate	4.2%	3.5%	3.5%
Expected life	7.1 years	7.3 years	7.3 years
Compensation cost	$5,480	$5,538	$5,371

      Restricted stock is awarded to key employees, by action of the Board of Directors. These grants generally vest after 5 years of continued employment and include dividend and voting rights. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the restriction period.

(Dollars in thousands)	2005	2004	2003

Awarded shares	29,866	59,315	30,458
Deferred compensation	$1,399	$2,673	$1,014
Compensation cost	$1,148	$927	$721
Unamortized deferred compensation at end of year	$3,668	$3,542	$1,963

      The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for this plan total 129,856 at December 31, 2005. In 2005, 14,458 shares were purchased at an average price of $48.44 and in 2004, 15,646 shares were purchased at an average price of $43.49.
      The Company will adopt Statement of Financial Accounting Standards No. 123 (revised) on January 1, 2006. As a result of the adoption, the Company will change from its former policy of recognizing the effect of forfeitures only as they occurred to the Statement’s requirement to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. This adjustment will be recorded as a reduction in compensation cost in 2006 and is not considered to be material to the Company’s financial statements.

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2005.

12.	Comprehensive Income
      Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in the consolidated statements of stockholders’ equity. The Company’s only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. In the calculation of other comprehensive income, certain reclassification adjustments are made to avoid double counting items that are included as part of net income for a period that also had been included as part of other comprehensive income in that period or earlier periods. The reclassification amounts and the related income tax expense or benefit for the three years ended December 31 are shown in the table below.

(In thousands)	2005	2004	2003

Unrealized holding losses on securities	$(65,006)	$(42,452)	$(30,629)
Tax benefit on unrealized losses	24,652	16,021	11,577
Reclassification adjustment for gains realized and included in net income	(5,080)	(11,259)	(6,826)
Reclassification adjustment for tax expense on realized gains	1,981	4,389	2,656

Other comprehensive income (loss)	$(43,453)	$(33,301)	$(23,222)

13.	Segments
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
      The Company’s reportable segments are strategic lines of business that offer different products and services. They are managed separately because each line services a specific customer need, requiring different performance measurement analyses and marketing strategies. The performance measurement of the segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entities.
      The following tables present selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. If appropriate, these changes are reflected in prior year information presented below.
Segment Income Statement Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Year ended December 31, 2005:
Net interest income	$332,143	$194,027	$8,664	$534,834	$(33,132)	$501,702
Provision for loan losses	34,814	(2,280)	—	32,534	(3,749)	28,785
Non-interest income	173,560	73,442	82,539	329,541	11,658	341,199
Non-interest expense	278,172	136,222	59,004	473,398	23,124	496,522

Income before income taxes	$192,717	$133,527	$32,199	$358,443	$(40,849)	$317,594

Year ended December 31, 2004:
Net interest income	$280,051	$178,089	$7,309	$465,449	$31,882	$497,331
Provision for loan losses	27,551	5,620	—	33,171	(2,820)	30,351
Non-interest income	154,698	76,594	81,030	312,322	14,609	326,931
Non-interest expense	268,552	134,182	59,203	461,937	20,832	482,769

Income before income taxes	$138,646	$114,881	$29,136	$282,663	$28,479	$311,142

Year ended December 31, 2003:
Net interest income	$259,834	$172,620	$7,491	$439,945	$62,447	$502,392
Provision for loan losses	30,928	5,647	—	36,575	4,101	40,676
Non-interest income	141,535	71,745	80,935	294,215	7,452	301,667
Non-interest expense	261,221	117,528	61,580	440,329	31,815	472,144

Income before income taxes	$109,220	$121,190	$26,846	$257,256	$33,983	$291,239

      The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/ Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between loan charge-offs and recoveries assigned directly to the segments and the provision for loan loss expense. During 2005, the pre-tax profitability in the “Other/Elimination” column decreased $69.3 million compared to 2004. The decline resulted from higher cost of funds charges assigned to this category related to investment securities, in addition to lower gains generated from the investment securities portfolio.

Segment Balance Sheet Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Average balances for 2005:
Assets	$4,008,295	$4,704,601	$20,629	$8,733,525	$5,239,919	$13,973,444
Loans	3,906,843	4,638,291	321	8,545,455	16,027	8,561,482
Goodwill and other intangible assets	33,669	14,236	746	48,651	—	48,651
Deposits	7,626,585	2,406,345	455,416	10,488,346	36,762	10,525,108

Average balances for 2004:
Assets	$3,878,883	$4,487,266	$29,912	$8,396,061	$5,753,095	$14,149,156
Loans	3,714,404	4,409,467	184	8,124,055	6,058	8,130,113
Goodwill and other intangible assets	34,896	14,236	746	49,878	—	49,878
Deposits	7,557,998	2,363,811	371,195	10,293,004	36,280	10,329,284

      The above segment balances include only those items directly associated with the segment. The “Other/ Elimination” column includes unallocated bank balances not associated with a segment (such as investment securities and federal funds sold), balances relating to certain other administrative and corporate functions, and eliminations between segment and non-segment balances. This column also includes the resulting effect of allocating such items as float, deposit reserve and capital for the purpose of computing the cost or credit for funds used/provided.
      The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. This provides an accurate means of valuing fund sources and uses in a varying interest rate environment.

14.	Common Stock
      On December 13, 2005, the Company distributed a 5% stock dividend on its $5 par common stock for the twelfth consecutive year. All per share data in this report has been restated to reflect the stock dividend.
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

	For the Years Ended
	December 31

(In thousands)	2005	2004	2003

Weighted average common shares outstanding	69,628	73,528	76,345
Net effect of the assumed exercise of stock options – based on the treasury stock method using average market price for the respective periods	933	1,091	953

	70,561	74,619	77,298

      The table below shows activity in the outstanding shares of the Company’s common stock during 2005. Shares in the table below are presented on an historical basis and have not been restated for the 5% stock dividend in 2005.

(In thousands)

Shares outstanding at January 1, 2005	68,258
Issuance of stock:
Sales and awards under employee and director plans	761
5% stock dividend	3,237
Purchases of treasury stock	(4,643)
Other	(4)

Shares outstanding at December 31, 2005	67,609

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
      In October 2005, the Board of Directors approved the purchase of up to 5,000,000 shares of the Company’s common stock, having recently completed the repurchase of 5,000,000 shares pursuant to a prior authorization. At December 31, 2005, 4,088,216 shares remain available to be purchased under the current authorization. The Company has routinely used these reacquired shares to fund employee benefit programs and annual stock dividends.

15.	Regulatory Capital Requirements
      The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
      Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of Tier I capital to total average assets (leverage ratio), and minimum ratios of Tier I and Total capital to risk-weighted assets (as defined). To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier I capital ratio of 4.00%, a Total capital ratio of 8.00% and a leverage ratio of 4.00%. The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.00% for Tier I capital, 10.00% for Total capital and 5.00% for the leverage ratio.

      The capital amounts and ratios for the Company (on a consolidated basis) and its full-service banking subsidiaries at the last two year ends are as follows:

	2005			2004

	Actual			Actual
			Minimum			Minimum
(Dollars in thousands)	Amount	Ratio	Required(A)	Amount	Ratio	Required(A)

Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,446,408	13.63%	$848,906	$1,492,009	13.57%	$879,499
Commerce Bank, N.A. (Missouri)	1,050,904	10.82	777,163	1,044,869	10.39	804,514
Commerce Bank, N.A. (Kansas)	107,725	17.03	50,608	106,652	16.01	53,291

Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,295,898	12.21%	$424,453	$1,342,275	12.21%	$439,749
Commerce Bank, N.A. (Missouri)	931,808	9.59	388,582	922,867	9.18	402,257
Commerce Bank, N.A. (Kansas)	99,790	15.77	25,304	98,294	14.76	26,645

Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,295,898	9.43%	$549,965	$1,342,275	9.60%	$559,119
Commerce Bank, N.A. (Missouri)	931,808	7.47	498,750	922,867	7.28	507,085
Commerce Bank, N.A. (Kansas)	99,790	8.50	46,972	98,294	8.81	44,615

(A)	Dollar amount required to meet guidelines for adequately capitalized institutions.
     At December 31, 2005, the Company met all capital requirements to which it is subject and all of its banking subsidiaries exceeded the regulatory definition of well-capitalized.

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

Investment Securities
      The fair values of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio are estimated based on prices published in financial newspapers or bid quotations received from securities dealers. Fair values are estimated for those investments for which a market source is not readily available.
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

      The estimated fair values of the Company’s financial instruments are as follows:

	2005		2004

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans	$8,899,183	$8,974,183	$8,305,359	$8,410,136
Available for sale investment securities	3,667,901	3,667,901	4,754,941	4,754,941
Trading securities	24,959	24,959	9,403	9,403
Non-marketable securities	77,321	77,321	73,024	73,024
Federal funds sold and securities purchased under agreements to resell	128,862	128,862	68,905	68,905
Accrued interest receivable	65,980	65,980	66,656	66,656
Derivative instruments	985	985	872	872
Cash and due from banks	545,273	545,273	585,815	585,815

Financial Liabilities
Non-interest bearing demand deposits	$1,399,934	$1,399,934	$1,943,771	$1,943,771
Savings, interest checking and money market deposits	6,490,326	6,490,326	6,072,115	6,072,115
Time open and C.D.’s	2,961,553	2,960,630	2,418,423	2,423,112
Federal funds purchased and securities sold under agreements to repurchase	1,326,427	1,326,427	1,913,878	1,913,878
Other borrowings	269,390	270,454	389,542	391,075
Accrued interest payable	36,507	36,507	20,294	20,294
Derivative instruments	1,886	1,886	1,475	1,475

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
      One of the Company’s primary risks associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the public’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. Over the longer term, rising interest rates may have a negative effect on interest margins as funding sources become more expensive relative to any fixed rate loans that do not re-price as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company may enter into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. The amount of hedge ineffectiveness on these swaps would be recorded in interest income in the accompanying consolidated income statements. At December 31, 2005, the Company had two swaps, with a notional amount totaling $15,385,000, which have been designated as fair value hedges. The Company also sells swaps to its borrowers to accommodate their interest rate risk profiles, and enters into identical dealer swaps with offsetting pay/receive terms. The changes in the fair values of these swaps were recorded in other non-interest income.
      The Company’s mortgage banking operation makes commitments to extend fixed rate loans secured by 1-4 family residential properties, which are considered to be derivative instruments. These commitments are recognized on the balance sheet at fair value from their inception through their expiration or funding. The fair value measurement includes only the difference between the guaranteed interest rate in the loan commitment and a market interest rate, and excludes any expected future cash flows related to the customer relationship or loan servicing. During the term of the loan commitment, the value of the loan commitment changes in inverse relation to changes in market interest rates. These commitments have an average term of 60 to 90 days. The Company’s general practice is to sell such loans in the secondary market. The Company obtains forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts are matched to a specific loan on a “best efforts” basis, in which the Company is obligated to deliver the loan only if the loan closes. The sale contracts are also accounted for as derivatives. Hedge accounting has not been applied to these activities. The unrealized gains and losses resulting from recording both the loan commitments and the sale contracts at fair value were included in loan fees and sales in the Company’s consolidated income statements.
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
      At December 31, 2005, the total notional amount of derivatives held by the Company amounted to $201,016,000. Derivatives with positive fair values of $985,000 were recorded in other assets and derivatives with negative fair values of $1,886,000 were recorded as other liabilities at December 31, 2005. Changes in the fair values of the derivatives and hedged loans, as shown in the table below, were recognized in current earnings.

(In thousands)

Unrealized gain (loss)
resulting from change in fair value	2005	2004	2003

Swaps/hedged loans	$64	$(1)	$7
Mortgage loan commitments	23	(65)	(292)
Mortgage loan sale contracts	(46)	31	63
Foreign exchange contracts	84	58	(59)

Total	$125	$23	$(281)

18.	Commitments, Contingencies and Guarantees
      The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $5,313,000, $5,505,000 and $4,440,000 in 2005, 2004 and 2003, respectively. A summary of minimum lease commitments follows:

(In thousands)
	Type of Property

	Real
Year Ended December 31	Property	Equipment	Total

2006	$4,568	$610	$5,178
2007	4,134	586	4,720
2008	3,533	452	3,985
2009	3,128	232	3,360
2010	2,468	25	2,493
After	25,264	—	25,264

Total minimum lease payments			$45,000

      All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2006.
      The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2005	2004

Commitments to extend credit:
Credit card	$3,355,751	$3,102,137
Other	3,534,075	3,202,582
Standby letters of credit, net of participations	412,022	402,942
Commercial letters of credit	18,905	24,076

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
      At December 31, 2005, a liability in the amount of $5.0 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit, was recorded in accordance with Financial Accounting Standards Board Interpretation 45. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $412.0 million at December 31, 2005.
      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and are redeemable beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was $14.5 million at December 31, 2005. At December 31, 2005, the Company had a recorded liability of $4.1 million in principal and accrued interest to date, representing amounts owed to the security holders.
      The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some are retained for use by the Company. During 2005, purchases and sales of tax credits amounted to $22.5 million and $20.3 million, respectively. At December 31, 2005, the Company had outstanding purchase commitments totaling $59.2 million. The commitments are expected to be funded in 2006 through 2008.
      In the normal course of business, the Company had certain lawsuits pending at December 31, 2005. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

19.	Parent Company Condensed Financial Statements
      Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:
Condensed Balance Sheets

	December 31

(In thousands)	2005	2004

Assets
Investment in consolidated subsidiaries:
Banks	$1,033,528	$1,072,601
Non-banks	53,658	42,196
Receivables from subsidiaries, net of borrowings	—	367
Cash	26	26
Investment securities:
Available for sale	223,000	279,707
Non-marketable	5,052	4,612
Prepaid pension cost	24,834	24,635
Other assets	13,122	14,811

Total assets	$1,353,220	$1,438,955

Liabilities and stockholders’ equity
Borrowings from subsidiaries, net of receivables	$3,028	$—
Accounts payable, accrued taxes and other liabilities	12,354	12,075

Total liabilities	15,382	12,075
Stockholders’ equity	1,337,838	1,426,880

Total liabilities and stockholders’ equity	$1,353,220	$1,438,955

Condensed Statements of Income

	For the Years Ended December 31

(In thousands)	2005	2004	2003

Income
Dividends received from consolidated subsidiaries:
Banks	$219,639	$253,017	$195,482
Non-banks	315	280	200
Earnings of consolidated subsidiaries, net of dividends	10,540	(22,786)	18,756
Interest and dividends on investment securities	6,451	3,494	2,930
Management fees charged subsidiaries	32,952	32,989	35,253
Net gains (losses) on securities transactions	(164)	50	657
Other	1,534	1,481	1,468

Total income	271,267	268,525	254,746

Expense
Salaries and employee benefits	32,643	32,378	34,302
Professional fees	2,449	3,033	3,890
Data processing fees paid to affiliates	9,660	12,678	10,708
Other	10,601	7,695	5,782

Total expense	55,353	55,784	54,682

Income tax expense (benefit)	(7,333)	(7,600)	(6,460)

Net income	$223,247	$220,341	$206,524

Condensed Statements of Cash Flows

	For the Years Ended December 31

(In thousands)	2005	2004	2003

Operating Activities
Net income	$223,247	$220,341	$206,524
Adjustments to reconcile net income to net cash provided by operating activities:
(Earnings) losses of consolidated subsidiaries, net of dividends	(10,540)	22,786	(18,756)
Other adjustments, net	4,995	1,880	830

Net cash provided by operating activities	217,702	245,007	188,598

Investing Activities
Increase in investment in subsidiaries, net	(11,525)	(146)	(13,897)
Decrease in receivables from subsidiaries, net	3,395	3,199	2,547
Proceeds from sales of investment securities	36	580	12,275
Proceeds from maturities of investment securities	173,938	99,260	390,070
Purchases of investment securities	(107,820)	(130,493)	(410,064)
Net purchases of equipment	(485)	(29)	(2,778)

Net cash provided by (used in) investing activities	57,539	(27,629)	(21,847)

Financing Activities
Purchases of treasury stock	(234,501)	(173,829)	(125,724)
Issuance under stock option plans	18,393	15,281	8,682
Net tax benefit related to stock option plans	4,288	2,305	1,524
Cash dividends paid on common stock	(63,421)	(61,135)	(51,266)

Net cash used in financing activities	(275,241)	(217,378)	(166,784)

Decrease in cash	—	—	(33)
Cash at beginning of year	26	26	59

Cash at end of year	$26	$26	$26

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
      In 2003, the Parent paid $2,500,000 related to the Vaughn acquisition and contributed $10,000,000 to this new subsidiary for the reduction of third-party debt. The Parent contributed $9,580,000 during 2005 to venture capital subsidiaries in order to satisfy their investment funding requirements. In 2004, subsidiary banks distributed dividends in excess of current year net income, while remaining within regulatory capital guidelines. The excess distribution was not repeated in 2005.
      For the past several years, the Parent has maintained a $20,000,000 line of credit for general corporate purposes with a subsidiary bank. The line of credit is secured by marketable investment securities. During 2005 and 2004, the Parent had no borrowings from the subsidiary bank. The Parent plans to fund an additional $24,510,000 relating to venture capital and private equity investments over the next several years.
      Available for sale investment securities held by the Parent consist of short-term investments in mutual funds, mortgage-backed securities, and marketable common and preferred stock. The fair value of these securities included an unrealized gain of $42,860,000 at December 31, 2005. The corresponding net of tax unrealized gain included in stockholders’ equity was $26,573,000. Also included in stockholders’ equity was an unrealized net of tax loss in fair value of investment securities held by subsidiaries, which amounted to $30,456,000 at December 31, 2005.

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
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Commerce Bancshares, Inc.:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Commerce Bancshares, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.
Kansas City, Missouri
February 27, 2006

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

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
      (b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 27th day of February 2006.

Commerce Bancshares, Inc.

By:	/s/ J. Daniel Stinnett

J. Daniel Stinnett
Vice President and Secretary
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February 2006.

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

E-1

(j) Commerce Bancshares, Inc. 2006 Compensatory Arrangement with CEO and Named Executive Officers was filed in current report on Form 8-K dated February 23, 2006, and the same is hereby incorporated by reference.

(k) Commerce Bancshares, Inc. 2005 Equity Incentive Plan was filed in the Company’s proxy statement dated March 11, 2005, and the same is hereby incorporated by reference.

(l) Commerce Bancshares, Inc. Notice of Grant of Stock Options and Option Agreement was filed in quarterly report on Form 10-Q dated August 5, 2005, and the same is hereby incorporated by reference.

(m) Commerce Bancshares, Inc. Restricted Stock Award Agreement, pursuant to the Restricted Stock Plan, was filed in quarterly report on Form 10-Q dated August 5, 2005, and the same is hereby incorporated by reference.

(n) Commerce Bancshares, Inc. Stock Appreciation Rights Agreement and Commerce Bancshares, Inc. Restricted Stock Award Agreement, pursuant to the 2005 Equity Incentive Plan, were filed in current report on Form 8-K dated February 23, 2006, and the same are hereby incorporated by reference.
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