Form 10-Q
period 2006-03-31
COMMERCE BANCSHARES INC /MO/
filed 2006-05-08
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
------------------------------------------------------
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes X  No
Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer X         Accelerated filer              Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No  X
As of April 28, 2006, the registrant had outstanding 66,784,953 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries
Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2006	2005

	(Unaudited)
	(In thousands)
ASSETS
Loans, net of unearned income	$9,138,239	$8,899,183
Allowance for loan losses	(128,468)	(128,447)

Net loans	9,009,771	8,770,736

Investment securities:
Available for sale	3,401,823	3,667,901
Trading	25,559	24,959
Non-marketable	84,353	77,321

Total investment securities	3,511,735	3,770,181

Federal funds sold and securities purchased under agreements to resell	89,385	128,862
Cash and due from banks	484,456	545,273
Land, buildings and equipment, net	368,209	374,192
Goodwill	48,522	48,522
Other assets	219,044	247,779

Total assets	$13,731,122	$13,885,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,418,387	$1,399,934
Savings, interest checking and money market	6,449,831	6,490,326
Time open and C.D.’s of less than $100,000	1,925,755	1,831,980
Time open and C.D.’s of $100,000 and over	1,360,383	1,129,573

Total deposits	11,154,356	10,851,813

Federal funds purchased and securities sold under agreements to repurchase	901,923	1,326,427
Other borrowings	258,616	269,390
Other liabilities	97,982	100,077

Total liabilities	12,412,877	12,547,707

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 69,409,882 shares	347,049	347,049
Capital surplus	384,535	388,552
Retained earnings	729,586	693,021
Treasury stock of 2,545,479 shares in 2006 and 1,716,413 shares in 2005, at cost	(128,662)	(86,901)
Accumulated other comprehensive loss	(14,263)	(3,883)

Total stockholders’ equity	1,318,245	1,337,838

Total liabilities and stockholders’ equity	$13,731,122	$13,885,545

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31

(In thousands, except per share data)	2006	2005

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$149,874	$118,523
Interest on investment securities	37,130	41,746
Interest on federal funds sold and securities purchased under agreements to resell	1,623	584

Total interest income	188,627	160,853

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	19,607	10,457
Time open and C.D.’s of less than $100,000	16,731	10,392
Time open and C.D.’s of $100,000 and over	13,187	6,352
Interest on federal funds purchased and securities sold under agreements to repurchase	12,581	9,418
Interest on other borrowings	2,786	2,757

Total interest expense	64,892	39,376

Net interest income	123,735	121,477
Provision for loan losses	4,432	2,368

Net interest income after provision for loan losses	119,303	119,109

NON-INTEREST INCOME
Deposit account charges and other fees	27,497	24,301
Bank card transaction fees	21,708	19,507
Trust fees	17,819	16,394
Trading account profits and commissions	2,565	2,614
Consumer brokerage services	2,389	2,825
Loan fees and sales	3,743	3,440
Investment securities gains, net	2,403	3,612
Other	11,324	7,998

Total non-interest income	89,448	80,691

NON-INTEREST EXPENSE
Salaries and employee benefits	71,725	70,180
Net occupancy	10,977	9,778
Equipment	5,949	5,691
Supplies and communication	8,393	8,213
Data processing and software	12,393	11,455
Marketing	4,318	3,862
Other	16,206	14,743

Total non-interest expense	129,961	123,922

Income before income taxes	78,790	75,878
Less income taxes	25,846	26,032

Net income	$52,944	$49,846

Net income per share — basic	$.79	$.70
Net income per share — diluted	$.78	$.69

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Number of					Other
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Income/(Loss)	Total

	(Unaudited)
Balance January 1, 2006	69,409,882	$347,049	$388,552	$693,021	$(86,901)	$(3,883)	$1,337,838

Net income				52,944			52,944
Change in unrealized gain (loss) on available for sale securities, net of tax						(10,380)	(10,380)

Total comprehensive income							42,564

Purchase of treasury stock					(51,111)		(51,111)
Issuance of stock under purchase and equity compensation plans			(4,532)		8,427		3,895
Net tax benefit related to equity compensation plans			639				639
Stock based compensation			799				799
Issuance of restricted stock awards			(923)		923		—
Cash dividends paid ($.245 per share)				(16,379)			(16,379)

Balance March 31, 2006	69,409,882	$347,049	$384,535	$729,586	$(128,662)	$(14,263)	$1,318,245

Balance January 1, 2005	69,409,882	$347,049	$388,614	$703,293	$(51,646)	$39,570	$1,426,880

Net income				49,846			49,846
Change in unrealized gain (loss) on available for sale securities, net of tax						(34,152)	(34,152)

Total comprehensive income							15,694

Purchase of treasury stock					(60,830)		(60,830)
Issuance of stock under purchase and equity compensation plans			(4,835)		7,885		3,050
Net tax benefit related to equity compensation plans			135				135
Stock based compensation			2,773				2,773
Issuance of restricted stock awards			(895)		895		—
Cash dividends paid ($.229 per share)				(16,133)			(16,133)

Balance March 31, 2005	69,409,882	$347,049	$385,792	$737,006	$(103,696)	$5,418	$1,371,569

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31

(In thousands)	2006	2005

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$52,944	$49,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,432	2,368
Provision for depreciation and amortization	11,466	10,456
Amortization of investment security premiums, net	3,249	6,951
Investment securities gains, net(A)	(2,403)	(3,612)
Net gains on sales of loans held for sale	(2,923)	(2,512)
Originations of loans held for sale	(129,138)	(127,904)
Proceeds from sales of loans held for sale	131,880	105,270
Net increase in trading securities	(47)	(12,292)
Stock based compensation	799	2,773
Decrease in interest receivable	1,417	6,249
Increase in interest payable	5,354	3,115
Increase in income taxes payable	25,886	26,182
Net tax benefit related to equity compensation plans	(639)	(135)
Other changes, net	10,098	(4,727)

Net cash provided by operating activities	112,375	62,028

INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	5	926,069
Proceeds from maturities/pay downs of investment securities(A)	307,606	304,611
Purchases of investment securities(A)	(66,425)	(978,281)
Net increase in loans	(243,320)	(79,572)
Purchases of land, buildings and equipment	(7,643)	(32,922)
Sales of land, buildings and equipment	80	404

Net cash provided by (used in) investing activities	(9,697)	140,309

FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings, interest checking and money market deposits	(29,364)	(120,512)
Net increase in time open and C.D.’s	324,585	366,837
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(424,504)	(346,964)
Repayment of long-term borrowings	(10,827)	(1,171)
Net increase in short-term borrowings	94	—
Purchases of treasury stock	(51,111)	(60,830)
Issuance of stock under stock purchase and equity compensation plans	3,895	3,050
Net tax benefit related to equity compensation plans	639	135
Cash dividends paid on common stock	(16,379)	(16,133)

Net cash used in financing activities	(202,972)	(175,588)

Increase (decrease) in cash and cash equivalents	(100,294)	26,749
Cash and cash equivalents at beginning of year	674,135	654,720

Cash and cash equivalents at March 31	$573,841	$681,469

(A) Available for sale and non-marketable securities

Income tax net payments (refunds)	$(8)	$444
Interest paid on deposits and borrowings	$59,538	$36,261

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited)

1.	Principles of Consolidation and Presentation
      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2005 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be attained for the full year or any other interim periods.
      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2005 Annual Report on Form 10-K.

2.	Pending Acquisitions
      On April 4, 2006, Commerce Bank, N.A., (Missouri) (the Bank) a subsidiary of the Company, entered into an agreement with Boone National Savings and Loan Association (Boone) whereby the Bank will acquire the banking businesses of Boone. Boone operates four branches in Columbia, Missouri, and loan production offices in Ashland and Lake Ozark, Missouri. Under the terms of the agreement, the Bank will acquire loans and deposits of approximately $132 million and $108 million, respectively, assume other liabilities of approximately $30 million, and will pay a purchase price premium of approximately $16 million. Pending regulatory approval, the transaction is expected to close in July 2006.
      On April 13, 2006, the Company and West Pointe Bancorp, Inc. (West Pointe) signed a definitive merger agreement in which West Pointe will merge with the Company in a transaction valued at $80.9 million in stock and cash. Simultaneously, West Pointe’s wholly-owned subsidiary, West Pointe Bank And Trust Company, will merge into the Bank. The Company’s acquisition of West Pointe will add approximately $477 million in assets (including $256 million in loans), $402 million in deposits, and five branch locations and 25 ATMs in St. Clair County, Illinois (Southwestern Illinois region of Metropolitan St. Louis).
      Under terms of the agreement, shareholders of West Pointe will be entitled to elect to receive either cash or stock, with the cash portion of the transaction not to exceed 25% of the total consideration. Elections will be subject to proration procedures. It is anticipated that the transaction will be completed either late in the third quarter or in the fourth quarter of 2006, pending regulatory approvals and certain closing conditions. As part of the transaction, West Pointe has granted the Company an option to purchase 19.9% of its common stock under certain conditions.

3.	Loans and Allowance for Loan Losses
      Major classifications of loans at March 31, 2006 and December 31, 2005 are as follows.

	March 31	December 31
(In thousands)	2006	2005

Business	$2,603,831	$2,527,654
Real estate — construction	493,279	424,561
Real estate — business	1,998,746	1,919,045
Real estate — personal	1,369,385	1,358,511
Consumer	1,309,072	1,287,348
Home equity	444,206	448,507
Student	330,351	330,238
Credit card	570,559	592,465
Overdrafts	18,810	10,854

Total loans	$9,138,239	$8,899,183

      Held for sale loans consisted of certain fixed rate residential mortgage loans, included in the “Real estate-personal” category above, and student loans. Total held for sale loans outstanding amounted to $337,742,000 at March 31, 2006 and $336,410,000 at December 31, 2005.
      The following is a summary of the allowance for loan losses for the three months ended March 31, 2006 and 2005.

(In thousands)	2006	2005

Balance, January 1	$128,447	$132,394

Additions:
Provision for loan losses	4,432	2,368

Total additions	4,432	2,368

Deductions:
Loans charged off	9,346	9,500
Less recoveries on loans	4,935	5,698

Net loans charged off	4,411	3,802

Balance, March 31	$128,468	$130,960

4.	Investment Securities
      Investment securities, at fair value, consist of the following at March 31, 2006 and December 31, 2005.

	March 31	December 31
(In thousands)	2006	2005

Available for sale
U.S. government and federal agency obligations	$62,083	$61,803
Government-sponsored enterprise obligations	651,852	772,854
State and municipal obligations	277,024	249,018
Mortgage-backed securities	1,546,308	1,631,675
Other asset-backed securities	625,961	684,724
Other debt securities	39,748	40,017
Equity securities	198,847	227,810
Trading	25,559	24,959
Non-marketable	84,353	77,321

Total investment securities	$3,511,735	$3,770,181

      Available for sale equity securities included short-term investments in money market mutual funds of $93,226,000 at March 31, 2006 and $111,736,000 at December 31, 2005. Equity securities also included

FNMA and other corporate preferred stock of $29,700,000 at March 31, 2006 and $36,850,000 at December 31, 2005.
      Non-marketable securities included securities held for debt and regulatory purposes, which amounted to $45,014,000 and $45,417,000 at March 31, 2006 and December 31, 2005, respectively, in addition to venture capital and private equity investments, which amounted to $39,260,000 and $31,836,000 at the respective dates.

5.	Intangible Assets
      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	March 31, 2006		December 31, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Mortgage servicing rights	$519	$(474)	$522	$(475)

      The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $1,000 and $381,000, respectively, for the three month periods ended March 31, 2006 and 2005. Estimated annual amortization expense for the years 2006 through 2010 is as follows.

(In thousands)

2006	$13
2007	13
2008	13
2009	8
2010	—

6.	Guarantees
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
      Upon issuance of standby letters of credit, the Company recognizes a liability equivalent to the amount of fees received from the customer, which at March 31, 2006 amounted to $6,283,000. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $423,729,000 at March 31, 2006.
      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and may be redeemed beginning in 2010. The maximum potential future payments guaranteed by the Company, which include future interest and principal payments through maturity, was approximately $14,410,000 at March 31, 2006. At March 31,

2006, the Company had a recorded liability of $4,036,000 in principal and accrued interest to date, representing amounts owed to the security holders.

7.	Pension
      The amount of net pension cost (income) for the three months ended March 31, 2006 and 2005 is as follows:

	For the
	Three Months
	Ended March 31

(In thousands)	2006	2005

Service cost – benefits earned during the period	$276	$365
Interest cost on projected benefit obligation	1,191	1,170
Expected return on plan assets	(1,800)	(1,705)
Amortization of unrecognized net loss	258	280

Net periodic pension cost (income)	$(75)	$110

      Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first three months of 2006, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2006. The income recognized for the defined benefit pension plan for the first three months of 2006 was primarily due to the greater than expected return on plan assets for the year ended September 30, 2005 (the valuation date).

8.	Common Stock
      Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	For the
	Three Months
	Ended March 31

(In thousands, except per share data)	2006	2005

Basic earnings per share:
Net income available to common shareholders	$52,944	$49,846

Weighted average basic common shares outstanding	66,990	71,023
Basic earnings per share	$.79	$.70

Diluted earnings per share:
Net income available to common shareholders	$52,944	$49,846

Weighted average common shares outstanding	66,990	71,023
Net effect of nonvested restricted stock and the assumed exercise of stock options – based on the treasury stock method using the average market price for the respective periods	937	988

Weighted average diluted common shares outstanding	67,927	72,011

Diluted earnings per share	$.78	$.69

9.	Comprehensive Income (Loss)
      The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the
	Three Months
	Ended March 31

(In thousands)	2006	2005

Unrealized holding gains (losses)	$(16,742)	$(52,255)
Reclassification adjustment for gains included in net income	—	(2,829)

Net unrealized gains (losses) on securities	(16,742)	(55,084)
Income tax expense (benefit)	(6,362)	(20,932)

Other comprehensive income (loss)	$(10,380)	$(34,152)

10.	Segments
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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended March 31, 2006:
Net interest income	$89,049	$49,636	$2,624	$141,309	$(17,574)	$123,735
Provision for loan losses	5,666	(1,247)	—	4,419	13	4,432
Non-interest income	43,512	19,138	21,686	84,336	5,112	89,448
Non-interest expense	71,077	35,535	15,712	122,324	7,637	129,961

Income before income taxes	$55,818	$34,486	$8,598	$98,902	$(20,112)	$78,790

Three Months Ended March 31, 2005:
Net interest income	$77,187	$46,305	$1,938	$125,430	$(3,953)	$121,477
Provision for loan losses	6,627	(2,833)	—	3,794	(1,426)	2,368
Non-interest income	37,793	17,994	20,129	75,916	4,775	80,691
Non-interest expense	69,180	34,781	14,815	118,776	5,146	123,922

Income before income taxes	$39,173	$32,351	$7,252	$78,776	$(2,898)	$75,878

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
      The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institu-

tion. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entities.

11.	Derivative Instruments
      The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rate do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At March 31, 2006, the Company had entered into two interest rate swaps with a notional amount of $15,069,000, which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, the effect of these transactions on net income is minimal. The notional amount of these types of swaps at March 31, 2006 was $144,626,000.
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
      The Company’s derivative instruments are listed below.

	March 31, 2006			December 31, 2005

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate contracts:
Swap contracts	$159,695	$1,279	$(1,876)	$162,698	$798	$(1,782)
Option contracts	6,970	15	(15)	6,970	6	(6)
Foreign exchange contracts:
Forward contracts	2,228	25	(9)	14,184	159	(77)
Option contracts	2,560	—	—	2,560	3	(3)
Mortgage loan commitments	7,253	—	(30)	5,353	12	—
Mortgage loan forward sale contracts	11,410	64	—	9,251	7	(18)

Total	$190,116	$1,383	$(1,930)	$201,016	$985	$(1,886)

12.	Income Taxes
      For the first quarter of 2006 income tax expense amounted to $25,846,000, compared to $26,032,000 in the first quarter of 2005. The effective income tax rate for the Company was 32.8% in the current quarter compared to 34.3% in the same quarter last year.

13.	Stock-Based Compensation
      During 2005 and previous years, stock-based awards were issued to key employees under several stock option and award plans, all of which had been approved by shareholders. During this period, awards were comprised of stock options and restricted stock. At December 31, 2005, these plans were replaced by the Company’s 2005 Equity Incentive Plan which was approved by shareholders on April 20, 2005. The new plan allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the first quarter of 2006, stock-based compensation was issued in the form of stock appreciation rights (SARs) and restricted stock, and at March 31, 2006, 3,723,295 shares remained available for issuance under the new plan. The stock-based compensation expense that has been charged against income was $799,000 in the first three months of 2006 and $2,773,000 in the first three months of 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $300,000 in the first three months of 2006 and $1,041,000 in the first three months of 2005. The decline in stock-based compensation occurred because of a change in the vesting period of certain awards granted in the first quarter of 2006, in addition to the effects of the forfeiture accounting requirements of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”, both of which are discussed below.
      In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options and SARs on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s stock and a consideration of other factors. The Company uses historical exercise behavior and other factors to estimate the expected term of the options and SARs, which represents the period of time that the options and SARs granted are expected to be outstanding. The risk-free rate for the expected term is based on the U.S. Treasury zero coupon spot rates in effect at the time of grant.
      Below are the fair values of SARs and stock options granted, using the Black-Scholes option-pricing model, during the first three months of 2006 and 2005, including the model assumptions for those grants. SARs and stock options were granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted for the first time in 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service.

	Three Months Ended
	March 31

	2006	2005

Weighted per share average fair value at grant date	$14.08	$11.89
Assumptions:
Dividend yield	1.7%	2.0%
Volatility	21.1%	23.4%
Risk-free interest rate	4.6%	4.2%
Expected term	7.4 years	7.1 years

      A summary of option activity during the first three months of 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2006	3,412,808	$33.86

Granted	—	—
Cancelled	(3,024)	44.17
Exercised	(167,602)	23.55

Outstanding at March 31, 2006	3,242,182	$34.38	5.8 years	$56,063
Exercisable at March 31, 2006	2,891,983	$33.08	5.4 years	$53,773
Vested and expected to vest at March 31, 2006	3,229,422	$34.34	5.7 years	$55,979

      A summary of SAR activity during the first three months of 2006 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2006	—	$—

Granted	458,450	51.75
Cancelled	—	—
Exercised	—	—

Outstanding at March 31, 2006	458,450	$51.75	9.9 years	$27
Exercisable at March 31, 2006	—	$—	—	$—
Vested and expected to vest at March 31, 2006	382,430	$51.75	9.9 years	$23

      Additional information about stock options exercised is presented below. The SARs granted during the first quarter of 2006 are not exercisable until 2007.

	Three Months
	Ended March 31

(Dollars in thousands)	2006	2005

Intrinsic value of options exercised	$4,619	$4,806
Cash received from options exercised	$3,895	$3,049
Tax benefit realized from options exercised	$639	$135

      Restricted stock is awarded to key employees, by action of the Board of Directors. These awards generally vest after 5 years of continued employment. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the 5 year vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s restricted stock awards, or nonvested shares, as of March 31, 2006, and changes during the three month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	163,420	$39.37

Granted	18,255	51.80
Vested	(24,997)	30.93
Forfeited	—	—

Nonvested at March 31, 2006	156,678	$42.16

      As of March 31, 2006, there was $4,634,000 of total unrecognized compensation cost related to restricted nonvested shares. That cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value (at vest date) of shares vested during the three month periods ended March 31, 2006 and 2005 was $1,297,000 and $1,127,000, respectively.
      The Company adopted Financial Accounting Statement No. 123R on January 1, 2006. As a result of adoption, the Company recorded a reduction of $543,000 in stock-based compensation expense in the first quarter of 2006. This adjustment resulted from a change by the Company from its former policy of recognizing the effect of forfeitures only as they occurred to the Statement’s requirement to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The adjustment was not considered to be material to the Company’s financial statements and, accordingly, was not presented separately as the cumulative effect of a change in accounting principle in the accompanying consolidated income statement.

      The Company has a stock repurchase program under which 5,000,000 shares of common stock were authorized for repurchase by the Board of Directors in October 2005. At March 31, 2006, 3,074,293 shares remain available to be purchased under this authorization. A portion of shares repurchased during the next twelve months will be used to satisfy share option exercises, which are expected to range from 700,000 to 800,000 shares.

14.	Subsequent Event
      On April 21, 2006, the Company sold a parking garage, which included some retail space, located in downtown Kansas City. The sale price was $1,600,000, and a gain of $1,330,000 was recognized.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2005 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be attained for any other period.
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

      The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain non-marketable investments, and accounting for income taxes.
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
      The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $43.9 million at March 31, 2006. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.
      The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact the Company’s financial position and its results of operations. Further discussion of income taxes is presented in the Income Taxes section of this discussion.
Selected Financial Data

	Three Months Ended
	March 31

	2006	2005

Per Share Data
Net income — basic	$.79	$.70
Net income — diluted	.78	.69
Cash dividends	.245	.229
Book value	19.74	19.45
Market price	51.67	45.90
Selected Ratios
(Based on average balance sheets)
Loans to deposits	83.32%	79.45%
Non-interest bearing deposits to total deposits	5.53	7.34
Equity to loans	14.77	16.85
Equity to deposits	12.31	13.38
Equity to total assets	9.71	10.01
Return on total assets	1.57	1.44
Return on total stockholders’ equity	16.14	14.35

	Three Months Ended
	March 31

	2006	2005

(Based on end-of-period data)
Efficiency ratio*	61.66%	62.22%
Tier I capital ratio	11.97	12.09
Total capital ratio	13.36	13.45
Leverage ratio	9.43	9.46

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding net securities gains/losses)
Results of Operations
Summary

	Three Months Ended		Increase
	March 31		(decrease)

(Dollars in thousands)	2006	2005	Amount	Percent

Net interest income	$123,735	$121,477	$2,258	1.9%
Provision for loan losses	(4,432)	(2,368)	2,064	87.2
Non-interest income	89,448	80,691	8,757	10.9
Non-interest expense	(129,961)	(123,922)	6,039	4.9
Income taxes	(25,846)	(26,032)	(186)	(.7)

Net income	$52,944	$49,846	$3,098	6.2%

      For the quarter ended March 31, 2006, net income amounted to $52.9 million, an increase of $3.1 million, or 6.2%, over the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.57%, the annualized return on average equity was 16.14%, and the efficiency ratio was 61.66%. The increase in net income over the first quarter of last year resulted mainly from an increase in net interest income of 1.9%, while non-interest income, excluding net securities gains, grew by 12.9%. Additionally, the provision for loan losses was $4.4 million for the quarter, while non-interest expense grew by 4.9%. Diluted earnings per share was $.78, an increase of 13.0% over $.69 per share in the first quarter of 2005.
      On April 4, 2006, Commerce Bank, N.A., (Missouri) (the Bank) a subsidiary of the Company, entered into an agreement with Boone National Savings and Loan Association (Boone) whereby the Bank will acquire the banking businesses of Boone. Boone operates four branches in Columbia, Missouri, and loan production offices in Ashland and Lake Ozark, Missouri. Under the terms of the agreement, the Bank will acquire loans and deposits of approximately $132 million and $108 million, respectively, assume other liabilities of approximately $30 million, and will pay a purchase price premium of approximately $16 million. Pending regulatory approval, the transaction is expected to close in July 2006.
      On April 13, 2006, the Company and West Pointe Bancorp, Inc. signed a definitive merger agreement in which West Pointe will merge with the Company in a transaction valued at $80.9 million in stock and cash. Simultaneously, West Pointe’s wholly-owned subsidiary, West Pointe Bank And Trust Company, will merge into the Bank. The Company’s acquisition of West Pointe will add approximately $477 million in assets (including $256 million in loans), $402 million in deposits, and five branch locations and 25 ATMs in St. Clair County, Illinois (Southwestern Illinois region of Metropolitan St. Louis).

      Under terms of the agreement, shareholders of West Pointe will be entitled to elect to receive either cash or stock, with the cash portion of the transaction not to exceed 25% of the total consideration. Elections will be subject to proration procedures. It is anticipated that the transaction will be completed either late in the third quarter or in the fourth quarter of 2006, pending regulatory approvals and certain closing conditions. As part of the transaction, West Pointe has granted the Company an option to purchase 19.9% of its common stock under certain conditions.
Net Interest Income
      The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.
Analysis of Changes in Net Interest Income

	Three Months Ended
	March 31, 2006 vs. 2005

	Change due to

	Average	Average
(In thousands)	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$9,199	$22,251	$31,450
Investment securities:
U.S. government and federal agency securities	(4,871)	452	(4,419)
State and municipal obligations	2,137	(43)	2,094
Mortgage and asset-backed securities	(5,295)	2,393	(2,902)
Other securities	(15)	1,279	1,264

Total interest on investment securities	(8,044)	4,081	(3,963)

Federal funds sold and securities purchased under agreements to resell	160	879	1,039

Total interest income	1,315	27,211	28,526

Interest expense:
Deposits:
Savings	(15)	214	199
Interest checking and money market	(296)	9,247	8,951
Time open & C.D.’s of less than $100,000	1,341	4,998	6,339
Time open & C.D.’s of $100,000 and over	1,930	4,905	6,835

Total interest on deposits	2,960	19,364	22,324

Federal funds purchased and securities sold under agreements to repurchase	(2,958)	6,121	3,163
Other borrowings	(910)	855	(55)

Total interest expense	(908)	26,340	25,432

Net interest income, fully taxable equivalent basis	$2,223	$871	$3,094

      Net interest income for the first quarter of 2006 was $123.7 million, a 1.9% increase over the first quarter of 2005. The increase in net interest income was the result of higher rates earned on loans coupled with loan growth, partially offset by an increase in rates incurred on interest bearing deposits and short-term borrowings. Additionally, net interest income was decreased due to a reduction in investment securities income resulting from lower average balances, partially offset by higher rates earned. The net interest rate margin was 3.97% for the first quarter of 2006, compared to 3.79% in the first quarter of 2005 and 3.97% in the fourth quarter of 2005.
      Total interest income increased $27.8 million, or 17.3%, over the first quarter of 2005. The increase was the result of a 100 basis point increase in rates earned on loans and a $646.2 million increase in average loan balances. The growth in average loans occurred mainly due to increases of $296.2 million in business loans and $213.1 million in business real estate loans. The increase in rates earned on loans contributed a $22.3 million increase in tax equivalent income in the first quarter of 2006. The rate increase was a result of a 200 basis point rate increase initiated by the Federal Reserve throughout 2005 and an additional 50 basis point increase initiated by the Federal Reserve in the first quarter of 2006. The increase in interest income earned on loans was partially offset by decreases in interest income on investment securities primarily due to a reduction in average balances of investment securities. Compared to the first quarter of 2005, investment securities declined on average by $957.9 million as maturities and pay downs were used to fund loan growth and reduce borrowings. This resulted in a decrease in tax equivalent interest income from securities of $8.0 million, which was partially offset by a 54 basis point increase in the average rate earned. The average tax equivalent yield on interest earning assets was 6.03% in the first quarter of 2006 compared to 5.02% in the first quarter of 2005.
      Total interest expense increased $25.5 million, or 64.8%, compared to the first quarter of 2005, primarily due to an 84 basis point increase in average rates paid on interest bearing deposits coupled with an increase in average balances. Certificates of deposit of less than $100,000 increased $216.5 million in average balances and incurred a 108 basis point increase in the average interest rate, resulting in an increase to interest expense of approximately $6.3 million. The average balance of certificates of deposit of $100,000 and over increased $307.1 million and the average interest rate increased 153 basis points, resulting in an increase in interest expense of $6.8 million. The increase in the average balance of certificates of deposit was a result of various campaigns and strategies to raise deposits to fund loan growth and reduce borrowings. Additionally, a 55 basis point increase in average rates paid on interest checking and money market accounts resulted in an increase in interest expense of approximately $9.2 million. Average balances of federal funds purchased and securities sold under agreements to repurchase decreased $428.2 million in the first quarter of 2006 compared to the first quarter of 2005, and incurred a 185 basis point increase in the interest rates. This resulted in a net increase of $3.2 million in interest expense. Increases in rates incurred on interest bearing liabilities were a result of the rate increases initiated by the Federal Reserve discussed above. Average rates incurred on all interest bearing liabilities increased to 2.25% in the first quarter of 2006 compared to 1.36% in the first quarter of 2005.
      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.
Non-Interest Income

	Three Months
	Ended March 31		Increase (decrease)

(Dollars in thousands)	2006	2005	Amount	Percent

Deposit account charges and other fees	$27,497	$24,301	$3,196	13.2%
Bank card transaction fees	21,708	19,507	2,201	11.3
Trust fees	17,819	16,394	1,425	8.7
Trading accounts profits and commissions	2,565	2,614	(49)	(1.9)
Consumer brokerage services	2,389	2,825	(436)	(15.4)
Loan fees and sales	3,743	3,440	303	8.8
Investment securities gains, net	2,403	3,612	(1,209)	(33.5)
Other	11,324	7,998	3,326	41.6

Total non-interest income	$89,448	$80,691	$8,757	10.9%

Non-interest as a % of total revenue*	41.3%	38.8%
Total revenue per full-time equivalent employee	$43.3	$41.1

*	Total revenue is calculated as net interest income plus non-interest income, excluding net securities gains/losses.

     For the first quarter of 2006, total non-interest income amounted to $89.4 million compared with $80.7 million in the same quarter last year, which was an increase of $8.8 million, or 10.9%. Excluding net securities gains, non-interest income grew 12.9% over the same period last year. This growth over last year was mainly the result of higher deposit account fees, bank card fees and trust fee income. Deposit account fees in the first quarter of 2006 increased $3.2 million, or 13.2%, over the same quarter last year as a result of growth in deposit account overdraft fees, which grew $3.7 million, or 23.6%, this year. This growth over last year was the result of increasing transaction volumes during the year and pricing changes initiated in the third quarter of 2005. Offsetting this growth was a slight decline in corporate cash management fee income which continues to be affected by an increasing interest rate environment. Bank card fees for the quarter increased $2.2 million, or 11.3%, over the same period last year, primarily resulting from higher fees earned on debit, credit and corporate card transactions, which grew by 19.3%, 4.6% and 33.4%, respectively. Trust fees for the quarter increased $1.4 million, or 8.7%, compared to the same period last year mainly as a result of higher fees on both personal and institutional trust accounts. Bond trading income decreased slightly, while consumer brokerage services revenue declined $436 thousand, or 15.4%, mainly due to lower fixed annuity commissions. Loan fees and sales revenue increased $303 thousand, or 8.8%, mainly due to gains on the sales of student loans, which totaled $2.7 million in the first quarter of 2006 and compares with $2.3 million in the same period last year. Other non-interest income for the quarter included income from leasing activities which grew $1.1 million over the same quarter last year, and the receipt of $1.2 million in non-recurring income from a parent company equity investment.
      Net securities gains in the first quarter of 2006 amounted to $2.4 million compared with net securities gains of $3.6 million in the same period last year. The current quarter gains related entirely to realized gains and fair value adjustments on certain private equity investments held by the Company’s majority-owned venture capital subsidiaries. Minority interest pertaining to this income totaled $714 thousand and was reported in other non-interest expense. There were no other realized gains or losses on the Company’s investment securities portfolio.
Non-Interest Expense

	Three Months Ended
	March 31		Increase (decrease)

(Dollars in thousands)	2006	2005	Amount	Percent

Salaries and employee benefits	$71,725	$70,180	$1,545	2.2%
Net occupancy	10,977	9,778	1,199	12.3
Equipment	5,949	5,691	258	4.5
Supplies and communication	8,393	8,213	180	2.2
Data processing and software	12,393	11,455	938	8.2
Marketing	4,318	3,862	456	11.8
Other	16,206	14,743	1,463	9.9

Total non-interest expense	$129,961	$123,922	$6,039	4.9%

      Non-interest expense for the first quarter of 2006 amounted to $130.0 million, an increase of $6.0 million, or 4.9%, compared with $123.9 million recorded in the first quarter of last year. Compared with the first quarter of last year, salaries and benefits expense increased $1.5 million, or 2.2%, mainly due to normal merit increases, higher incentives, payroll taxes and medical insurance costs. Full-time equivalent employees increased to 4,863 at March 31, 2006 compared to 4,836 at March 31, 2005. In the first quarter of previous years, the Company’s practice was to grant stock options to certain Company employees. This year, the Company issued stock appreciation rights with a slightly longer vesting period. This vesting change, combined with the adoption of FAS 123R estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation of $2.0 million. FAS 123R is discussed further in the Stock-Based Compensation note to the consolidated financial statements. Occupancy costs grew $1.2 million, or 12.3%, over the same period last year, mainly as a result of additional depreciation expense on two new office buildings and an impairment charge on a branch that is expected to be sold. Data processing and software costs increased $938 thousand, or 8.2%, mainly as a result of higher costs for bank card and online banking processing fees. Smaller increases occurred in costs for equipment, supplies and communication, and marketing. Other non-interest expense increased $1.5 million, or 9.9%, over the same quarter last year primarily due to increases in travel and entertainment costs, charitable contributions and minority interest expense on venture capital investment gains.
Provision and Allowance for Loan Losses

	Three Months Ended

(Dollars in thousands)	Mar. 31, 2006	Mar. 31, 2005	Dec. 31, 2005

Provision for loan losses	$4,432	$2,368	$11,980

Net loan charge-offs (recoveries):
Business	(1,081)	(2,621)	(480)
Credit card	3,748	4,597	8,506
Personal banking*	1,649	1,948	3,541
Real estate	(255)	(206)	260
Overdrafts	350	84	1,012

Total net loan charge-offs	$4,411	$3,802	$12,839

Annualized total net charge-offs as a percentage of average loans	.20%	.18%	.58%

*	Includes consumer, student and home equity loans
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
      Net loan charge-offs were $4.4 million in the first three months of 2006, compared to $12.8 million in the fourth quarter of 2005 and $3.8 million in the first quarter of 2005. Total annualized net charge-offs for the first three months of 2006 were .20% of total average loans, compared to ..58% in the fourth quarter of 2005 and .18% in the first quarter of 2005. Compared to the fourth quarter of 2005, net charge-offs were down this quarter due to a decrease in personal banking and credit card loan net charge-offs and an increase in business loan recoveries.
      For the first quarter of 2006, net charge-offs on average credit card loans amounted to 2.63%, compared with 6.02% in the fourth quarter of 2005 and 3.41% in the first quarter of 2005. Personal banking loan net charge-offs amounted to .32% of average personal banking loans this quarter compared to .68% in the fourth quarter of 2005 and .39% in the first quarter of 2005. Consistent with industry trends, higher charge-off levels occurred in the fourth quarter of 2005 in personal banking and credit card loans when the new bankruptcy legislation took effect.

      The provision for loan losses was $4.4 million in the first three months of 2006, compared to $2.4 million in the same period in 2005 and $12.0 million in the fourth quarter of 2005. The amount of the provision to expense in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. For comparative purposes, the provision in the first quarter of 2006 was $2.1 million higher than in the first quarter of 2005, but $7.5 million lower than the provision in the fourth quarter of 2005. For a similar comparison of net charge-offs, first quarter 2006 was $609 thousand higher than first quarter of 2005, but $8.4 million lower than net charge-offs during the fourth quarter of 2005. The increased expense in the fourth quarter of 2005 was greatly influenced by the high volume of bankruptcies experienced in that period, as discussed above.
      The allowance for loan losses at March 31, 2006 was $128.5 million, or 1.41% of total outstanding loans compared to $128.4 million, or 1.44%, at December 31, 2005 and $131.0 million, or 1.56%, at March 31, 2005. The decrease in the allowance for loan losses at March 31, 2006 compared to March 31, 2005 is a result of increased credit quality. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2006.
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

	March 31	March 31	December 31
(Dollars in thousands)	2006	2005	2005

Non-accrual loans	$8,750	$17,333	$9,845
Foreclosed real estate	1,870	1,262	1,868

Total non-performing assets	$10,620	$18,595	$11,713

Non-performing assets to total loans	.12%	.22%	.13%
Non-performing assets to total assets	.08%	.13%	.08%

Loans past due 90 days and still accruing interest	$15,288	$15,972	$14,088

      Non-accrual loans, which are also considered impaired, totaled $8.8 million at March 31, 2006, and declined $8.6 million from March 31, 2005 and $1.1 million from December 31, 2005. The decline from March 31, 2005 was the result of decreases occurring in 2005 in non-accrual business real estate, business and lease-related loans. The decline from December 31, 2005 resulted mainly from a decrease in business and lease-related non-accrual loans. Lease-related loans comprised 27.8% of the March 31, 2006 non-accrual loan total, with the remainder primarily relating to other business loans (27.6%) and business real estate loans (34.2%).
      Total loans past due 90 days or more and still accruing interest amounted to $15.3 million as of March 31, 2006, which was $684 thousand lower than at March 31, 2005 and $1.2 million higher than at December 31, 2005. The increase in the past due totals at March 31, 2006 compared to December 31, 2005 resulted from growth of $763 thousand in credit card loan delinquencies and $349 thousand in business loan delinquencies.
      In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard for regulatory purposes. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-

performing. These loans totaled $46.5 million at March 31, 2006 compared with $52.8 million at December 31, 2005 and $68.9 million at March 31, 2005. The lower balance at March 31, 2006 resulted primarily from customer payments or from changes in credit grade.
Income Taxes
      Income tax expense was $25.8 million in the first quarter of 2006, compared to $20.2 million in the fourth quarter of 2005 and $26.0 million in the first quarter of 2005. The effective income tax rate on income from operations was 32.8% in the first quarter of 2006, compared with 26.4% in the fourth quarter of 2005 and 34.3% in the first quarter of 2005. The effective tax rate was lower in the first quarter of 2006 compared to the same period in the previous year because of earnings on higher average balances in state and municipal investment securities, coupled with higher levels of income from the Company’s real estate investment trust subsidiaries, which are not taxable in some states.
Financial Condition
Balance Sheet
      Total assets of the Company were $13.7 billion at March 31, 2006 compared to $13.9 billion at December 31, 2005. Earning assets amounted to $12.8 billion at both March 31, 2006 and December 31, 2005, and at March 31, 2006 consisted of 72% loans and 28% investment securities.
      During the first quarter of 2006, average loans increased $223.1 million, or 2.5%, compared with the previous quarter, and were up $646.2 million, or 7.7%, compared to the same period last year. Compared to the fourth quarter of 2005, average business (includes commercial, lease and tax-free) and business real estate loans grew by $106.3 million and $94.4 million, respectively, as a result of both new business and additional borrowings from existing customers. Offsetting this growth was a decrease in average construction loans of $41.3 million due to pay downs or transfers to permanent status. Average student loans increased $34.8 million due to seasonal borrowing activity. Average credit card loans increased from the previous quarter by $17.0 million, but average personal real estate loans decreased from the previous quarter by $2.3 million due to a decline in loan originations.
      Available for sale investment securities, excluding fair value adjustments, decreased on average $347.6 million, or 9.0%, this quarter compared with the previous quarter. Investment securities continue to decrease as maturities and pay downs are used to fund loan growth. Purchases of available for sale investment securities during the current quarter totaled $57.9 million, and consisted of $20.5 million in treasury and agency securities and $31.2 million in tax free municipal obligations.
      Total average deposits grew by $339.5 million, or 3.2%, during the first quarter of 2006 compared to the fourth quarter of last year, and were up 2.7% compared to the same period last year. The increase over the fourth quarter of last year was the result of growth in certificates of deposit, primarily in jumbo certificates of deposit.
      During the first quarter of 2006, average borrowings decreased $416.5 million from the previous quarter, primarily due to a decrease in federal funds purchased of $417.9 million, or 36.8%, and a decrease in Federal Home Loan advances of $63.7 million, or 20.7%. The growth in deposits coupled with the decline in investment securities provided the liquidity to reduce this debt.
Liquidity and Capital Resources
Liquidity Management
      The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $89.4 million at March 31, 2006. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $3.4 billion at March 31, 2006, and included an unrealized loss of $23.0 million. The portfolio includes maturities of approximately $610 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. At March 31, 2006, total investment securities pledged for these purposes comprised 67% of the total investment portfolio, leaving $1.2 billion of unpledged securities.

	March 31	March 31	December 31
(In thousands)	2006	2005	2005

Liquid assets:
Federal funds sold	$64,385	$179,107	$108,862
Securities purchased under agreements to resell	25,000	—	20,000
Available for sale investment securities	3,401,823	4,442,210	3,667,901

Total	$3,491,208	$4,621,317	$3,796,763

      Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2006, such deposits totaled $7.9 billion and represented 70.5% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.4 billion at March 31, 2006. These accounts are normally considered more volatile and higher costing, but comprise just 12.2% of total deposits at March 31, 2006.

	March 31	March 31	December 31
(In thousands)	2006	2005	2005

Core deposit base:
Non-interest bearing demand	$1,418,387	$1,347,994	$1,399,934
Interest checking	464,597	438,419	511,583
Savings and money market	5,985,234	6,113,750	5,978,743

Total	$7,868,218	$7,900,163	$7,890,260

      Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $901.9 million at March 31, 2006. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit, while securities sold under agreements to repurchase are comprised of non-insured customer funds secured by a portion of the Company’s investment portfolio. The Company’s long-term debt is relatively small compared to the Company’s overall liability position. It is comprised mainly of advances from the Federal Home Loan Bank of Des Moines (FHLB), which totaled $241.7 million at March 31, 2006. Most of these advances have floating rates and mature in 2006. Other outstanding long-term borrowings relate mainly to the Company’s leasing and venture capital operations.

	March 31	March 31	December 31
(In thousands)	2006	2005	2005

Borrowings:
Federal funds purchased	$438,879	$1,225,070	$849,504
Securities sold under agreements to repurchase	463,044	341,844	476,923
FHLB advances	241,733	366,886	251,776
Subordinated debentures	4,000	4,000	4,000
Other long-term debt	12,789	17,442	13,614
Other short-term debt	94	—	—

Total	$1,160,539	$1,955,242	$1,595,817

      In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound debt ratings of A-1 from Standard & Poor’s and Prime-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $335.7 million in loans and $796.8 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.
      Cash and cash equivalents (defined as “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying balance sheets) was $573.8 million at March 31, 2006 compared to $674.1 million at December 31, 2005. The $100.3 million decline resulted from changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for March 31, 2006. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $112.4 million during the current quarter. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities and changes in the level of the loan portfolio, used cash of $9.7 million. Most of the cash outflow was due to a $243.3 million increase in the loan portfolio and $66.4 million in purchases of investment securities, partly offset by $307.6 million in proceeds from sales and maturities of investment securities. Financing activities used cash of $203.0 million, mainly due to a $424.5 million decrease in overnight borrowings. In addition, cash of $51.1 million was required by the Company’s treasury stock repurchase program. These cash outflows were partly offset by a $295.2 million increase in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.
Capital Management
      The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for Well-
	March 31	December 31	Capitalized
(Dollars in thousands)	2006	2005	Banks

Risk-adjusted assets	$10,752,849	$10,611,322
Tier I capital	1,287,026	1,295,898
Total capital	1,436,277	1,446,408
Tier I capital ratio	11.97%	12.21%	6.00%
Total capital ratio	13.36%	13.63%	10.00%
Leverage ratio	9.43%	9.43%	5.00%

      The Company maintains a treasury stock buyback program, and in October 2005 was authorized by the Board of Directors to repurchase up to 5,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various stock compensation programs. During the quarter ended March 31, 2006 the Company purchased 1,013,923 shares of treasury stock at an average cost of $50.41 per share. At March 31, 2006, 3,074,293 shares remained available for purchase under the current Board authorization.
      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.245 in the first quarter of 2006, an increase of 7% compared to the fourth quarter of 2005, making 2006 the 38th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements
      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2006 totaled $7.0 billion (including approximately $3.4 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $423.7 million and $19.4 million, respectively, at March 31, 2006. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $6.3 million at March 31, 2006. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.
      The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some are retained for use by the Company. During the first three months of 2006, purchases and sales of tax credits amounted to $7.8 million and $8.1 million, respectively, and at March 31, 2006, outstanding purchase commitments totaled $58.7 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets, amounting to $3.0 million at March 31, 2006. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.2 million at March 31, 2006.
Segment Results
      The table below is a summary of segment pre-tax income results for the first three months of 2006 and 2005. Please refer to Note 10 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Three Months Ended
	March 31		Increase (decrease)

(Dollars in thousands)	2006	2005	Amount	Percent

Consumer	$55,818	$39,173	$16,645	42.5%
Commercial	34,486	32,351	2,135	6.6
Money management	8,598	7,252	1,346	18.6

Total segments	98,902	78,776	20,126	25.5
Other/elimination	(20,112)	(2,898)	(17,214)	(594.0)

Income before income taxes	$78,790	$75,878	$2,912	3.8%

      For the three months ended March 31, 2006, income before income taxes for the Consumer segment increased $16.6 million, or 42.5%. The growth was mainly due to an $11.9 million, or 15.4%, increase in net interest income and a $5.7 million increase in non-interest income. The increase in net interest income resulted mainly from a $29.4 million increase in allocated funding credits assigned to the Consumer segment deposit portfolio, which more than offset growth of $16.8 million in deposit interest expense. The rising interest rate environment assigns a greater value, and thus income, to customer deposits in this segment. The increase in non-interest income resulted mainly from increases in bank card fees (primarily debit card and corporate card) and overdraft and return item charges. Non-interest expense grew $1.9 million, or 2.7%, over the previous year due to higher salaries expense, loan servicing costs, corporate marketing expense, and assigned processing costs. These increases were partly offset by a decline in corporate management fees. Net loan charge-offs declined $961 thousand, mainly relating to credit card loans.
      For the three months ended March 31, 2006, income before taxes for the Commercial segment increased $2.1 million, or 6.6%, compared to the same period in the previous year. Most of the increase was due to a $3.3 million, or 7.2%, increase in net interest income and a $1.1 million increase in non-interest income. Included in net interest income were higher allocated funding credits, which increased for the same reasons as mentioned in the Consumer segment above. Also, while interest on loans grew by $21.5 million, this growth was offset by higher assigned funding costs. Non-interest income increased as a result of higher operating lease-related income. Non-interest expense increased $754 thousand, or 2.2%, largely due to higher salaries expense, partly offset by declines in loan servicing costs and the provision for off-balance sheet credit exposures. Net loan recoveries were $1.2 million in the first three months of 2006, compared to net recoveries of $2.8 million in the first three months of 2005.
      Money Management segment pre-tax profitability for the three months ended March 31, 2006 increased $1.3 million, or 18.6% over the previous year mainly due to higher non-interest income, which was up $1.6 million, or 7.7%, mainly in trust fees. Net interest income increased $686 thousand over the prior year largely due to higher assigned funding credits assigned to the deposit portfolio of this segment. Non-interest expense increased $897 thousand mainly due to higher salaries expense and proprietary mutual fund expense subsidies.
      As shown in the table above, the pre-tax profitability in the Other/ Elimination category decreased $17.2 million in the first three months of 2006 compared to the same period in 2005. This decrease was mainly the result of higher cost of funds charges assigned to this category related to investment securities.
Impact of Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. The revision requires entities to recognize the cost in their statements of income of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Statement requires several accounting changes in the areas of award modifications and forfeitures. It contains additional guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For calendar year companies, the Statement was effective January 1, 2006. The Company implemented provisions of the original Statement 123 beginning in 2003 and has recorded the cost of stock-based awards in its statements of income. The Company’s adoption of Statement 123 (revised) is further discussed in the Stock-Based Compensation note to the consolidated financial statements, and did not have a material effect on its consolidated financial statements in 2006.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”. The Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement carries forward previously issued guidance on reporting changes in accounting estimate (which shall be accounted for in the period of change and future periods, if affected) and errors in previously issued financial statements (which shall be reported as a prior period adjustment by restating the prior period financial statements). For calendar year companies, the Statement was effective for accounting changes and corrections of errors made after January 1, 2006. The Company’s adoption of the Statement did not have a material effect on its consolidated financial statements.
      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The Statement permits fair value remeasurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments. For calendar year companies, the Statement is effective for all financial instruments acquired or issued after January 1,

2007. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.
      In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. The Statement specifies under what situations servicing assets and servicing liabilities must be recognized. It requires these assets and liabilities to be initially measured at fair value and specifies acceptable measurement methods subsequent to their recognition. Separate presentation in the financial statements and additional disclosures are also required. For calendar year companies, the Statement is effective beginning January 1, 2007. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.
      Also in March 2006, the FASB issued Staff Position 85-4-1, which provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The investments must be accounted for by either (a) recognizing the initial investment at transaction price plus direct external costs and capitalizing continuing costs, with no gain recognized in earnings until the insured dies, or (b) recognizing the initial investment at transaction price and remeasuring the investment at fair value at each reporting period, with fair value changes recognized in earnings as they occur. For calendar year companies, the guidance in this Staff Position must be applied beginning January 1, 2007. The Company does not expect that adoption of the Staff Position will have a material effect on its consolidated financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2006 and 2005

	First Quarter 2006			First Quarter 2005

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,542,482	$39,085	6.23%	$2,246,288	$27,453	4.96%
Real estate — construction	441,489	7,624	7.00	442,471	5,664	5.19
Real estate — business	1,971,197	31,617	6.50	1,758,141	24,083	5.56
Real estate — personal	1,358,445	18,630	5.56	1,335,024	17,447	5.30
Consumer	1,288,378	21,545	6.78	1,193,063	18,556	6.31
Home equity	447,188	7,966	7.22	412,356	5,560	5.47
Student	359,961	5,177	5.83	410,020	4,355	4.31
Credit card	577,537	18,576	13.04	546,946	15,652	11.61
Overdrafts	20,114	—	—	16,297	—	—

Total loans	9,006,791	150,220	6.76	8,360,606	118,770	5.76

Investment securities:
U.S. government & federal agency	784,754	6,924	3.58	1,374,440	11,343	3.35
State & municipal obligations(A)	260,162	2,799	4.36	64,506	705	4.43
Mortgage and asset-backed securities	2,292,834	24,294	4.30	2,847,744	27,196	3.87
Trading securities	19,012	194	4.15	11,369	102	3.66
Other marketable securities(A)	193,850	2,496	5.22	217,628	1,680	3.13
Non-marketable securities	84,007	1,430	6.90	76,853	1,074	5.67

Total investment securities	3,634,619	38,137	4.26	4,592,540	42,100	3.72

Federal funds sold and securities purchased under agreements to resell	141,750	1,623	4.64	84,987	584	2.79

Total interest earning assets	12,783,160	189,980	6.03	13,038,133	161,454	5.02

Less allowance for loan losses	(128,433)			(131,872)
Unrealized gain (loss) on investment securities	(8,744)			47,966
Cash and due from banks	480,609			560,346
Land, buildings and equipment, net	371,538			353,732
Other assets	208,123			202,080

Total assets	$13,706,253			$14,070,385

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$383,869	509	.54	$403,844	310	.31
Interest checking and money market	6,660,495	19,098	1.16	6,702,221	10,147	.61
Time open & C.D.’s of less than $100,000	1,881,277	16,731	3.61	1,664,823	10,392	2.53
Time open & C.D.’s of $100,000 and over	1,286,151	13,187	4.16	979,011	6,352	2.63

Total interest bearing deposits	10,211,792	49,525	1.97	9,749,899	27,201	1.13

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,226,822	12,581	4.16	1,655,050	9,418	2.31
Other borrowings(B)	260,580	2,786	4.34	388,771	2,841	2.96

Total borrowings	1,487,402	15,367	4.19	2,043,821	12,259	2.43

Total interest bearing liabilities	11,699,194	64,892	2.25%	11,793,720	39,460	1.36%

Non-interest bearing demand deposits	597,492			772,869
Other liabilities	79,233			95,382
Stockholders’ equity	1,330,334			1,408,414

Total liabilities and equity	$13,706,253			$14,070,385

Net interest margin (T/E)		$125,088			$121,994

Net yield on interest earning assets			3.97%			3.79%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rates movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in the Company’s 2005 Annual Report on Form 10-K.
      The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2006		March 31, 2005		December 31, 2005

	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(2.6)	(.52)%	$(8.4)	(1.69)%	$(5.8)	(1.14)%
100 basis points rising	(.2)	(.04)	(3.8)	(.77)	(1.9)	(.37)
100 basis points falling	(1.5)	(.29)	1.4	.30	(1.7)	(.33)
200 basis points falling	(4.9)	(.96)	NM	NM	(4.7)	(.93)

NM – At March 31, 2005, a projection under a 200 basis points falling scenario was not meaningful due to the low interest rate environment at the time.
     The table reflects a slight decrease in the exposure of the Company’s net interest income to rising rates during the first quarter of 2006. As of March 31, 2006, under a 200 basis point rising rate scenario, net interest income is expected to decrease by $2.6 million, compared with a decline of $5.8 million at December 31, 2005 and a decline of $8.4 million at March 31, 2005. Under a 100 basis point increase, as of March 31, 2006 net interest income is expected to decline only slightly compared with declines of $1.9 million at December 31, 2005 and $3.8 million at March 31, 2005. The Company’s exposure to declining rates during the current quarter remained relatively unchanged from the prior quarter, as under a 100 basis point falling rate scenario net interest income would decrease by $1.5 million compared with a $1.7 million decline in the previous quarter, while under a 200 basis point decline, net interest income would decline by $4.9 million compared with $4.7 million in the prior quarter.
      The improvement in overall interest rate risk in the current quarter, as it relates to rising rates, results from a number of factors, including growth in variably priced loans, the continued reduction in the Company’s investment securities portfolio (which is comprised mostly of fixed rate investments) and growth in certificate of deposit accounts with specific terms. Also, the Company was able to reduce its average balance of short-term borrowings this quarter, mainly in federal funds purchased which are impacted by increases in short-term interest rates. The same factors which reduce interest rate risk in a rising rate environment also slightly increase risk in a falling rate environment, as a greater proportion of interest sensitive assets are susceptible to repricing while a greater percentage of deposit accounts have fixed rates and specified maturities. The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.
Item 4. CONTROLS AND PROCEDURES
      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program

January 1 – 31, 2006	386,792	$50.40	386,792	3,701,424
February 1 – 28, 2006	620,785	$50.40	620,785	3,080,639
March 1 – 31, 2006	6,346	$51.87	6,346	3,074,293

Total	1,013,923	$50.41	1,013,923	3,074,293

      In October 2005, the Board of Directors approved the purchase of up to 5,000,000 shares of the Company’s common stock. At March 31, 2006, 3,074,293 shares remain available to be purchased under the current authorization.
Item 6. EXHIBITS
      See Index to Exhibits

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett

J. Daniel Stinnett
Vice President & Secretary
Date: May 8, 2006

By	/s/ Jeffery D. Aberdeen

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)
Date: May 8, 2006

INDEX TO EXHIBITS
       31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002