Form 10-Q
period 2006-06-30
COMMERCE BANCSHARES INC /MO/
filed 2006-08-08
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
------------------------------------------------------
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes    No  X
As of August 2, 2006, the registrant had outstanding 66,320,723 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries
Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
(In thousands)	2006	2005

	(Unaudited)
ASSETS
Loans, net of unearned income	$9,379,893	$8,899,183
Allowance for loan losses	(128,446)	(128,447)

Net loans	9,251,447	8,770,736

Investment securities:
Available for sale	3,337,477	3,667,901
Trading	17,001	24,959
Non-marketable	81,401	77,321

Total investment securities	3,435,879	3,770,181

Federal funds sold and securities purchased under agreements to resell	237,072	128,862
Cash and due from banks	662,790	545,273
Land, buildings and equipment, net	367,954	374,192
Goodwill	48,522	48,522
Other assets	269,733	247,779

Total assets	$14,273,397	$13,885,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,326,787	$1,399,934
Savings, interest checking and money market	6,439,068	6,490,326
Time open and C.D.’s of less than $100,000	2,028,700	1,831,980
Time open and C.D.’s of $100,000 and over	1,247,790	1,129,573

Total deposits	11,042,345	10,851,813

Federal funds purchased and securities sold under agreements to repurchase	1,586,511	1,326,427
Other borrowings	144,919	269,390
Other liabilities	168,227	100,077

Total liabilities	12,942,002	12,547,707

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 69,409,882 shares	347,049	347,049
Capital surplus	385,358	388,552
Retained earnings	768,608	693,021
Treasury stock of 3,009,713 shares in 2006 and 1,716,413 shares in 2005, at cost	(152,189)	(86,901)
Accumulated other comprehensive loss	(17,431)	(3,883)

Total stockholders’ equity	1,331,395	1,337,838

Total liabilities and stockholders’ equity	$14,273,397	$13,885,545

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(In thousands, except per share data)	2006	2005	2006	2005

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$161,188	$125,242	$311,062	$243,765
Interest on investment securities	36,261	46,394	73,391	88,140
Interest on federal funds sold and securities purchased under agreements to resell	1,801	1,164	3,424	1,748

Total interest income	199,250	172,800	387,877	333,653

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	23,002	12,192	42,609	22,649
Time open and C.D.’s of less than $100,000	19,448	12,051	36,179	22,443
Time open and C.D.’s of $100,000 and over	13,906	7,973	27,093	14,325
Interest on federal funds purchased and securities sold under agreements to repurchase	14,024	10,163	26,605	19,581
Interest on other borrowings	2,391	3,034	5,177	5,791

Total interest expense	72,771	45,413	137,663	84,789

Net interest income	126,479	127,387	250,214	248,864
Provision for loan losses	5,672	5,503	10,104	7,871

Net interest income after provision for loan losses	120,807	121,884	240,110	240,993

NON-INTEREST INCOME
Deposit account charges and other fees	28,910	27,476	56,407	51,777
Bank card transaction fees	23,558	21,295	45,266	40,802
Trust fees	17,992	17,040	35,811	33,434
Trading account profits and commissions	2,010	2,450	4,575	5,064
Consumer brokerage services	2,771	2,338	5,160	5,163
Loan fees and sales	2,745	4,805	6,488	8,245
Investment securities gains, net	3,284	1,372	5,687	4,984
Other	10,193	8,204	21,517	16,202

Total non-interest income	91,463	84,980	180,911	165,671

NON-INTEREST EXPENSE
Salaries and employee benefits	71,239	67,585	142,964	137,765
Net occupancy	10,230	9,527	21,207	19,305
Equipment	6,071	5,701	12,020	11,392
Supplies and communication	7,872	8,257	16,265	16,470
Data processing and software	12,631	12,069	25,024	23,524
Marketing	4,657	4,687	8,975	8,549
Other	16,850	15,186	33,056	29,929

Total non-interest expense	129,550	123,012	259,511	246,934

Income before income taxes	82,720	83,852	161,510	159,730
Less income taxes	27,387	29,484	53,233	55,516

Net income	$55,333	$54,368	$108,277	$104,214

Net income per share – basic	$.83	$.78	$1.62	$1.48
Net income per share – diluted	$.82	$.77	$1.60	$1.46

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Number of					Other
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Issued	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

	(Unaudited)
Balance January 1, 2006	69,409,882	$347,049	$388,552	$693,021	$(86,901)	$(3,883)	$1,337,838

Net income				108,277			108,277
Change in unrealized gain (loss) on available for sale securities, net of tax						(13,548)	(13,548)

Total comprehensive income							94,729

Purchase of treasury stock					(75,773)		(75,773)
Issuance of stock under purchase and equity compensation plans			(4,943)		9,408		4,465
Net tax benefit related to equity compensation plans			747				747
Stock-based compensation			2,079				2,079
Issuance of restricted stock awards			(1,077)		1,077		—
Cash dividends paid ($.490 per share)				(32,690)			(32,690)

Balance June 30, 2006	69,409,882	$347,049	$385,358	$768,608	$(152,189)	$(17,431)	$1,331,395

Balance January 1, 2005	69,409,882	$347,049	$388,614	$703,293	$(51,646)	$39,570	$1,426,880

Net income				104,214			104,214
Change in unrealized gain (loss) on available for sale securities, net of tax						(14,271)	(14,271)

Total comprehensive income							89,943

Purchase of treasury stock					(121,573)		(121,573)
Issuance of stock under purchase and equity compensation plans			(8,557)		16,477		7,920
Net tax benefit related to equity compensation plans			1,024				1,024
Stock-based compensation			4,078				4,078
Issuance of restricted stock awards			(993)		993		—
Cash dividends paid ($.457 per share)				(32,103)			(32,103)

Balance June 30, 2005	69,409,882	$347,049	$384,166	$775,404	$(155,749)	$25,299	$1,376,169

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30

(In thousands)	2006	2005

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$108,277	$104,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,104	7,871
Provision for depreciation and amortization	23,219	20,362
Amortization of investment security premiums, net	6,209	8,941
Investment securities gains, net(A)	(5,687)	(4,984)
Net gains on sales of loans held for sale	(4,889)	(613)
Originations of loans held for sale	(166,857)	(40,560)
Proceeds from sales of loans held for sale	242,192	40,354
Net decrease in trading securities	2,156	3,527
Stock based compensation	2,079	4,078
(Increase) decrease in interest receivable	(1,574)	3,408
Increase in interest payable	9,897	5,404
Increase in income taxes payable	8,691	14,104
Net tax benefit related to equity compensation plans	(747)	(1,024)
Other changes, net	7,642	1,162

Net cash provided by operating activities	240,712	166,244

INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	17,528	1,299,648
Proceeds from maturities/pay downs of investment securities(A)	562,754	623,914
Purchases of investment securities(A)	(277,268)	(1,554,499)
Net increase in loans	(561,317)	(203,793)
Purchases of land, buildings and equipment	(16,614)	(44,463)
Sales of land, buildings and equipment	1,690	464

Net cash provided by (used in) investing activities	(273,227)	121,271

FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings, interest checking and money market deposits	(89,138)	(136,125)
Net increase in time open and C.D.’s	314,937	348,567
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	260,084	(319,143)
Repayment of long-term borrowings	(124,390)	(17,676)
Purchases of treasury stock	(75,773)	(121,573)
Issuance of stock under stock purchase and equity compensation plans	4,465	7,920
Net tax benefit related to equity compensation plans	747	1,024
Cash dividends paid on common stock	(32,690)	(32,103)

Net cash provided by (used in) financing activities	258,242	(269,109)

Increase in cash and cash equivalents	225,727	18,406
Cash and cash equivalents at beginning of year	674,135	654,720

Cash and cash equivalents at June 30	$899,862	$673,126

(A) Available for sale and non-marketable securities

Income tax payments, net of refunds	$44,460	$41,564
Interest paid on deposits and borrowings	$127,766	$79,385

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited)

1. Principles of Consolidation and Presentation
      The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2005 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of results to be attained for the full year or any other interim periods.
      The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2005 Annual Report on Form 10-K.
2. Acquisitions
      On July 21, 2006, Commerce Bank, N.A., (Missouri) (the Bank) a subsidiary of the Company, acquired the banking business of Boone National Savings and Loan Association (Boone). Boone operates four branches in Columbia, Missouri, and loan production offices in Ashland and Lake Ozark, Missouri. The Bank acquired loans and deposits of approximately $128 million and $101 million, respectively, assumed other liabilities of approximately $27 million, and paid a purchase price premium of approximately $16 million in cash. Goodwill and core deposit intangible of approximately $19 million is expected to be recorded as a result of the transaction. No other intangible assets were recognized as a result of the transaction.
      On April 13, 2006, the Company and West Pointe Bancorp, Inc. (West Pointe) signed a definitive merger agreement in which the Company will acquire West Pointe in a transaction to be valued at $80.9 million in stock and cash. The Company’s acquisition of West Pointe will add approximately $477 million in assets (including $256 million in loans), $402 million in deposits, five branch locations and 25 ATMs in St. Clair County, Illinois (southwestern Illinois region of metropolitan St. Louis).
      Under terms of the agreement, shareholders of West Pointe will be entitled to elect to receive either cash or stock, with the cash portion of the transaction not to exceed 25% of the total consideration of $80.9 million. Elections will be subject to proration procedures. It is anticipated that the transaction will be completed in the third quarter of 2006, pending regulatory approvals and certain closing conditions.

3.	Loans and Allowance for Loan Losses
      Major classifications of loans at June 30, 2006 and December 31, 2005 are as follows.

	June 30	December 31
(In thousands)	2006	2005

Business	$2,786,701	$2,527,654
Real estate - construction	525,162	424,561
Real estate - business	2,004,221	1,919,045
Real estate - personal	1,392,529	1,358,511
Consumer	1,356,927	1,287,348
Home equity	442,136	448,507
Student	256,724	330,238
Credit card	606,433	592,465
Overdrafts	9,060	10,854

Total loans	$9,379,893	$8,899,183

      At June 30, 2006, loans held for sale amounted to $267,059,000, consisting of $256,724,000 in student loans and $10,335,000 in certain fixed rate residential mortgage loans, which are included in the “Real estate - personal” category in the table above. In 2006, the Company elected to classify its student loan portfolio as held for sale in accordance with its student loan sale policy. Held for sale real estate loans outstanding at December 31, 2005 amounted to $6,172,000.
      Impaired loans include loans on non-accrual status and other loans on the Company’s watch list classified as substandard and more than 60 days past due. Impaired loans were $14,586,000 at June 30, 2006 compared to $9,973,000 at December 31, 2005.
      The following is a summary of the allowance for loan losses.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

(In thousands)	2006	2005	2006	2005

Balance, beginning of period	$128,468	$130,960	$128,447	$132,394

Additions:
Provision for loan losses	5,672	5,503	10,104	7,871

Total additions	5,672	5,503	10,104	7,871

Deductions:
Loan losses	9,223	9,754	18,569	19,254
Less recoveries on loans	3,529	2,719	8,464	8,417

Net loan losses	5,694	7,035	10,105	10,837

Balance, June 30	$128,446	$129,428	$128,446	$129,428

4. Investment Securities
      Investment securities, at fair value, consist of the following at June 30, 2006 and December 31, 2005.

	June 30	December 31
(In thousands)	2006	2005

Available for sale:
U.S. government and federal agency obligations	$62,334	$61,803
Government-sponsored enterprise obligations	556,587	772,854
State and municipal obligations	425,127	249,018
Mortgage-backed securities	1,461,115	1,631,675
Other asset-backed securities	569,389	684,724
Other debt securities	39,431	40,017
Equity securities	223,494	227,810
Trading	17,001	24,959
Non-marketable	81,401	77,321

Total investment securities	$3,435,879	$3,770,181

      Available for sale equity securities included short-term investments in money market mutual funds of $113,090,000 at June 30, 2006 and $111,736,000 at December 31, 2005. Equity securities also included FNMA and other corporate preferred stock of $29,850,000 at June 30, 2006 and $36,850,000 at December 31, 2005.
      Non-marketable securities included securities held for debt and regulatory purposes, which amounted to $39,986,000 and $45,417,000 at June 30, 2006 and December 31, 2005, respectively, in addition to venture capital and private equity investments, which amounted to $41,327,000 and $31,836,000 at the respective dates. During the first six months of 2006, net gains of $5,003,000 were recognized on venture capital and private equity investments, which consisted of both realized gains and fair value adjustments.

5. Intangible Assets
      The following table presents information about the Company’s intangible assets which have estimable useful lives.

	June 30, 2006		December 31, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Mortgage servicing rights	$513	$(471)	$522	$(475)

The Company does not have any intangible assets that are not currently being amortized. Aggregate amortization expense on intangible assets was $3,000 and $67,000, respectively, for the three month periods ended June 30, 2006 and 2005, and $4,000 and $448,000 for the six month periods ended June 30, 2006 and 2005.
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
      Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees to be received from the customer over the life of the agreement. At June 30, 2006 that net liability was $6,893,000, which will be amortized into income over the remaining life of the respective commitments. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $437,304,000 at June 30, 2006.
      The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2030 and may be redeemed beginning in 2010. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $14,301,000 at June 30, 2006. At June 30, 2006, the Company had a recorded liability of $4,145,000 in principal and accrued interest to date, representing amounts owed to the security holders.

7. Pension
      The amount of net pension cost (income) is as follows:

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30

(In thousands)	2006	2005	2006	2005

Service cost – benefits earned during the period	$276	$365	$552	$730
Interest cost on projected benefit obligation	1,191	1,170	2,382	2,340
Expected return on plan assets	(1,800)	(1,705)	(3,600)	(3,410)
Amortization of unrecognized net loss	257	280	515	560

Net periodic pension cost (income)	$(76)	$110	$(151)	$220

      Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first six months of 2006, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2006. The income recognized for the defined benefit pension plan for the first six months of 2006 was primarily due to the greater than expected return on plan assets for the year ended September 30, 2005 (the valuation date).
8. Common Stock
      Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30

(In thousands, except per share data)	2006	2005	2006	2005

Basic earnings per share:
Net income available to common shareholders	$55,333	$54,368	$108,277	$104,214

Weighted average basic common shares outstanding	66,551	70,071	66,769	70,544
Basic earnings per share	$.83	$.78	$1.62	$1.48

Diluted earnings per share:
Net income available to common shareholders	$55,333	$54,368	$108,277	$104,214

Weighted average common shares outstanding	66,551	70,071	66,769	70,544
Net effect of nonvested restricted stock and the assumed exercise of stock options – based on the treasury stock method using the average market price for the respective periods	909	965	923	977

Weighted average diluted common shares outstanding	67,460	71,036	67,692	71,521

Diluted earnings per share	$.82	$.77	$1.60	$1.46

9. Comprehensive Income (Loss)
      The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30

(In thousands)	2006	2005	2006	2005

Unrealized holding gains (losses)	$(5,109)	$33,110	$(21,851)	$(19,145)
Reclassification adjustment for gains included in net income	—	(1,044)	—	(3,873)

Net unrealized gains (losses) on securities	(5,109)	32,066	(21,851)	(23,018)
Income tax expense (benefit)	(1,941)	12,185	(8,303)	(8,747)

Other comprehensive income (loss)	$(3,168)	$19,881	$(13,548)	$(14,271)

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended June 30, 2006:
Net interest income	$94,041	$51,618	$2,410	$148,069	$(21,590)	$126,479
Provision for loan losses	5,320	393	—	5,713	(41)	5,672
Non-interest income	45,738	19,444	21,169	86,351	5,112	91,463
Non-interest expense	71,908	36,421	14,938	123,267	6,283	129,550

Income before income taxes	$62,551	$34,248	$8,641	$105,440	$(22,720)	$82,720

Three Months Ended June 30, 2005:
Net interest income	$82,216	$47,707	$2,230	$132,153	$(4,766)	$127,387
Provision for loan losses	7,113	(72)	—	7,041	(1,538)	5,503
Non-interest income	44,435	17,792	20,568	82,795	2,185	84,980
Non-interest expense	69,927	34,611	14,710	119,248	3,764	123,012

Income before income taxes	$49,611	$30,960	$8,088	$88,659	$(4,807)	$83,852

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Six Months Ended June 30, 2006:
Net interest income	$183,090	$101,291	$5,034	$289,415	$(39,201)	$250,214
Provision for loan losses	10,967	(854)	—	10,113	(9)	10,104
Non-interest income	89,219	38,613	42,855	170,687	10,224	180,911
Non-interest expense	143,012	71,930	30,650	245,592	13,919	259,511

Income before income taxes	$118,330	$68,828	$17,239	$204,397	$(42,887)	$161,510

Six Months Ended June 30, 2005:
Net interest income	$159,404	$94,012	$4,168	$257,584	$(8,720)	$248,864
Provision for loan losses	13,740	(2,905)	—	10,835	(2,964)	7,871
Non-interest income	82,228	35,786	40,697	158,711	6,960	165,671
Non-interest expense	139,107	69,392	29,525	238,024	8,910	246,934

Income before income taxes	$88,785	$63,311	$15,340	$167,436	$(7,706)	$159,730

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
11. Derivative Instruments
      The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At June 30, 2006, the Company had entered into two interest rate swaps with a notional amount of $14,849,000, which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, the effect of these transactions on net income is minimal. The notional amount of these types of swaps at June 30, 2006 was $170,858,000. These swaps are accounted for as free-standing derivatives and changes in their fair value were recorded in other non-interest income.
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

      The Company’s derivative instruments are listed below.

	June 30, 2006			December 31, 2005

		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate contracts:
Swap contracts	$185,707	$2,937	$(3,390)	$162,698	$798	$(1,782)
Option contracts	6,970	28	(28)	6,970	6	(6)
Foreign exchange contracts:
Forward contracts	1,690	3	(15)	14,184	159	(77)
Option contracts	2,760	4	(4)	2,560	3	(3)
Mortgage loan commitments	6,945	—	(34)	5,353	12	—
Mortgage loan forward sale contracts	13,246	89	—	9,251	7	(18)

Total	$217,318	$3,061	$(3,471)	$201,016	$985	$(1,886)

12. Income Taxes
      For the second quarter of 2006, income tax expense amounted to $27,387,000 compared to $29,484,000 in the second quarter of 2005. The effective income tax rate for the Company was 33.1% in the current quarter compared to 35.2% in the same quarter last year. For the six months ended June 30, 2006 and 2005, income tax expense amounted to $53,233,000 and $55,516,000, resulting in effective income tax rates of 33.0% and 34.8%, respectively.
13. Stock-Based Compensation
      During 2005 and previous years, stock-based awards were issued to key employees under several stock option and award plans, all of which had been approved by shareholders. During this period, awards were comprised of stock options and nonvested stock. At December 31, 2005, these plans were replaced by the Company’s 2005 Equity Incentive Plan which was approved by shareholders on April 20, 2005. The new plan allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the first six months of 2006, stock-based compensation was issued in the form of stock appreciation rights (SARs) and non-vested stock, and at June 30, 2006, 3,721,178 shares remained available for issuance under the new plan. The stock-based compensation expense that has been charged against income was $1,280,000 and $1,305,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $2,079,000 and $4,078,000, respectively, for the six month periods ended June 30, 2006 and 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $480,000 and $489,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $780,000 and $1,530,000, respectively for the six month periods ended June 30, 2006 and 2005. The decline in stock-based compensation in 2006 compared to 2005 occurred because of a change in the vesting period of certain awards granted in the first quarter of 2006, in addition to the effects of the forfeiture accounting requirements of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”, both of which are discussed below.
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
      Below are the fair values of SARs and stock options granted, using the Black-Scholes option-pricing model, including the model assumptions for those grants. SARs and stock options were granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted for the first time in 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service.

	Six Months Ended
	June 30

	2006	2005

Weighted per share average fair value at grant date	$14.08	$11.89
Assumptions:
Dividend yield	1.7%	2.0%
Volatility	21.07%	23.4%
Risk-free interest rate	4.6%	4.2%
Expected term	7.4 years	7.1 years

      A summary of option activity during the first six months of 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2006	3,412,808	$33.86

Granted	—	—
Cancelled	(5,776)	43.49
Exercised	(186,887)	24.13

Outstanding at June 30, 2006	3,220,145	$34.40	5.5 years	$50,389
Exercisable at June 30, 2006	2,872,409	$33.10	5.2 years	$48,686
Vested and expected to vest at June 30, 2006	3,210,010	$34.37	5.5 years	$50,339

      A summary of SAR activity during the first six months of 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2006	—	$—

Granted	459,450	51.75
Cancelled	(2,850)	51.55
Exercised	—	—

Outstanding at June 30, 2006	456,600	$51.75	9.7 years	$—
Exercisable at June 30, 2006	—	$—	—	$—
Vested and expected to vest at June 30, 2006	388,179	$51.75	9.7 years	$—

      Additional information about stock options exercised is presented below. The SARs granted during the first six months of 2006 are not exercisable until 2007.

	Three Months		Six Months
	Ended June 30		Ended June 30

(Dollars in thousands)	2006	2005	2006	2005

Intrinsic value of options exercised	$432	$3,933	$5,051	$8,739
Cash received from options exercised	$563	$4,870	$4,458	$7,919
Tax benefit realized from options exercised	$108	$889	$747	$1,024

      Nonvested stock is awarded to key employees, by action of the Board of Directors. These awards generally vest after 5 years of continued employment. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the 5 year vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards, as of June 30, 2006, and changes during the six month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	163,420	$39.37

Granted	22,722	51.61
Vested	(28,503)	30.61
Forfeited	(1,658)	43.35

Nonvested at June 30, 2006	155,981	$42.71

      As of June 30, 2006, there was $3,574,000 of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested shares. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value (at vest date) of shares vested during the three month periods ended June 30, 2006 and 2005 was $180,000 and $61,000, respectively, and during the six month periods ended June 30, 2006 and 2005 was $1,477,000 and $1,188,000, respectively.
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
      The Company has a stock repurchase program under which 5,000,000 shares of common stock were authorized for repurchase by the Board of Directors in October 2005. At June 30, 2006, 2,587,833 shares remain available to be purchased under this authorization. A portion of shares repurchased during the next twelve months will be used to satisfy share option exercises, which are expected to range from 600,000 to 700,000 shares.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2005 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of results to be attained for any other period.

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
      The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $46.0 million at June 30, 2006. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.
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
Selected Financial Data

	Three Months		Six Months
	Ended June 30		Ended June 30

	2006	2005	2006	2005

Per Share Data
Net income – basic	$.83	$.78	$1.62	$1.48
Net income – diluted	.82	.77	1.60	1.46
Cash dividends	.245	.229	.490	.457
Book value			20.08	19.83
Market price			50.05	48.01
Selected Ratios
(Based on average balance sheets)
Loans to deposits	84.27%	79.35%	83.80%	79.40%
Non-interest bearing deposits to total deposits	6.06	5.93	5.80	6.63
Equity to loans	14.48	16.29	14.62	16.56
Equity to deposits	12.21	12.92	12.26	13.15
Equity to total assets	9.69	9.85	9.70	9.93
Return on total assets	1.61	1.55	1.59	1.50
Return on total stockholders’ equity	16.59	15.78	16.37	15.07
(Based on end-of-period data)
Efficiency ratio*	60.35	58.27	61.00	60.18
Tier I capital ratio			11.51	11.77
Total capital ratio			12.85	13.12
Leverage ratio			9.47	9.37

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding net securities gains/losses)
Results of Operations
Summary

	Three Months Ended June 30			Six Months Ended June 30

(Dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Net interest income	$126,479	$127,387	(.7)%	$250,214	$248,864	.5%
Provision for loan losses	(5,672)	(5,503)	3.1	(10,104)	(7,871)	28.4
Non-interest income	91,463	84,980	7.6	180,911	165,671	9.2
Non-interest expense	(129,550)	(123,012)	5.3	(259,511)	(246,934)	5.1
Income taxes	(27,387)	(29,484)	(7.1)	(53,233)	(55,516)	(4.1)

Net income	$55,333	$54,368	1.8%	$108,277	$104,214	3.9%

      For the quarter ended June 30, 2006, net income amounted to $55.3 million, an increase of $965 thousand, or 1.8%, over the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.61%, the annualized return on average equity was 16.59%, and the efficiency ratio was 60.35%. Compared to the second quarter of last year, net interest income decreased .7% while non-interest income grew 7.6%, with increases in bank card, deposit account and trust fee income. Additionally, the provision for loan losses amounted to $5.7 million for the quarter, while non-interest expense grew by 5.3%. Diluted earnings per share was $.82, an increase of 6.5% over $.77 per share in the second quarter of 2005.
      Net income for the first six months of 2006 was $108.3 million, a $4.1 million, or 3.9%, increase over the first six months of 2005. The increase in net income was primarily due to a 9.2% increase in non-interest income, an improvement in net interest income, and a lower effective tax rate. These effects were partly offset by a 5.1% increase in non-interest expense and a $2.2 million increase in the provision for loan losses. Diluted earnings per share increased 9.6% to $1.60, compared to $1.46 for the first six months of last year.
      On July 21, 2006, Commerce Bank, N.A., (Missouri) (the Bank) a subsidiary of the Company, acquired the banking business of Boone National Savings and Loan Association (Boone). Boone operates four branches in Columbia, Missouri, and loan production offices in Ashland and Lake Ozark, Missouri. The Bank acquired loans and deposits of approximately $128 million and $101 million, respectively, assumed other liabilities of approximately $27 million, and paid a purchase price premium of approximately $16 million in cash. Goodwill and core deposit intangible of approximately $19 million is expected to be recorded as a result of the transaction. No other intangible assets were recognized as a result of the transaction.
      On April 13, 2006, the Company and West Pointe Bancorp, Inc. (West Pointe) signed a definitive merger agreement in which the Company will acquire West Pointe in a transaction to be valued at $80.9 million in stock and cash. The Company’s acquisition of West Pointe will add approximately $477 million in assets (including $256 million in loans), $402 million in deposits, five branch locations and 25 ATMs in St. Clair County, Illinois (southwestern Illinois region of metropolitan St. Louis).
      Under terms of the agreement, shareholders of West Pointe will be entitled to elect to receive either cash or stock, with the cash portion of the transaction not to exceed 25% of the total consideration of $80.9 million. Elections will be subject to proration procedures. It is anticipated that the transaction will be completed in the third quarter of 2006, pending regulatory approvals and certain closing conditions.

Net Interest Income
      The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.
Analysis of Changes in Net Interest Income

	Three Months Ended			Six Months Ended
	June 30, 2006 vs. 2005			June 30, 2006 vs. 2005

	Change due to			Change due to

	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$11,114	$24,957	$36,071	$20,300	$47,221	$67,521
Investment securities:
U.S. government and federal agency securities	(4,947)	(1,938)	(6,885)	(9,908)	(1,396)	(11,304)
State and municipal obligations	3,058	(21)	3,037	5,179	(48)	5,131
Mortgage and asset-backed securities	(7,780)	1,042	(6,738)	(13,012)	3,372	(9,640)
Other securities	38	1,126	1,164	22	2,406	2,428

Total interest on investment securities	(9,631)	209	(9,422)	(17,719)	4,334	(13,385)

Federal funds sold and securities purchased under agreements to resell	(86)	723	637	346	1,330	1,676

Total interest income	1,397	25,889	27,286	2,927	52,885	55,812

Interest expense:
Deposits:
Savings	(16)	247	231	(31)	461	430
Interest checking and money market	(97)	10,676	10,579	(432)	19,962	19,530
Time open & C.D.’s of less than $100,000	1,767	5,630	7,397	3,155	10,581	13,736
Time open & C.D.’s of $100,000 and over	1,281	4,652	5,933	3,299	9,469	12,768

Total interest on deposits	2,935	21,205	24,140	5,991	40,473	46,464

Federal funds purchased and securities sold under agreements to repurchase	(2,244)	6,105	3,861	(5,237)	12,261	7,024
Other borrowings	(1,375)	695	(680)	(2,269)	1,534	(735)

Total interest expense	(684)	28,005	27,321	(1,515)	54,268	52,753

Net interest income, fully taxable equivalent basis	$2,081	$(2,116)	$(35)	$4,442	$(1,383)	$3,059

      Net interest income in the second quarter of 2006 amounted to $126.5 million, which decreased $908 thousand, or .7%, compared to the second quarter of last year. The decline in net interest income was the result of higher rates paid on interest bearing deposits and borrowings, in addition to lower balances in investment securities. These reductions to net interest income were partly offset by income generated from higher loan yields and higher loan balances. During the second quarter of 2006, the net yield on earning assets (tax equivalent) was 3.98%, compared with 3.93% in the same quarter last year. For the first six months of 2006, net interest income totaled $250.2 million, a $1.4 million increase over net interest income of $248.9 million in the first six months of 2005. The net yield on earning assets improved by 12 basis points during the first six months of 2006 to 3.98%, compared with 3.86% in the same period last year.
      Total interest income increased $26.5 million, or 15.3%, over the second quarter of 2005. The increase was the result of higher loan interest income, which grew $35.9 million, or 28.7%. The growth in loan interest income was due to an overall increase of 109 basis points in average rates earned on nearly all lending products, in addition to an increase of $752.8 million in average loan balances outstanding. Higher rates and balances in business and business real estate loans contributed most of the income growth. Additionally, as a result of the Company’s decision to classify its student loan portfolio as held for sale, the Company ceased amortization of deferred loan costs into interest income, increasing interest income by $1.3 million this quarter, of which $622 thousand pertained to the first quarter of 2006. Partly offsetting this growth was a decline in investment securities interest income due to lower average balances in the securities portfolio. While the total portfolio declined $915.8 million on average compared to the prior year, investments in state and municipal securities rose from 1.6% of the portfolio in the first six months of 2005 to 9.9% in 2006 and contributed $3.0 million on a tax equivalent basis. The average tax equivalent yield on interest earning assets was 6.25% in the second quarter of 2006 compared to 5.33% in the second quarter of 2005.
      Compared to the first six months of 2005, total interest income increased $54.2 million, or 16.3%. The increase reflects similar trends as noted in the quarterly comparison above, with higher average rates earned on higher loan balances, contributing an increase of $67.3 million to interest income. The rate increase was a result of a 200 basis point increase in the federal funds rate initiated by the Federal Reserve throughout 2005 and an additional 100 basis point increase initiated by the Federal Reserve in the first six months of 2006. Securities interest income declined $14.7 million due to lower average balances, as proceeds from maturities and pay downs were shifted to fund loan growth and reduce borrowings. Average tax equivalent yields on total interest earning assets for the six months were 6.14% in 2006 and 5.18% in 2005.
      Total interest expense increased $27.4 million, or 60.2%, compared to the second quarter of 2005. This increase was mainly the result of higher average rates paid on all deposit products (especially on money market accounts and certificates of deposit) which rose 91 basis points overall and increased interest expense by $21.2 million. Rates on overnight borrowings also increased, causing interest expense on federal funds purchased and securities sold under agreements to repurchase to increase $6.1 million. Average rates paid on all interest bearing liabilities increased to 2.49% in the second quarter of 2006 compared to 1.53% in the second quarter of 2005.
      For the first six months of 2006, total interest expense increased $52.9 million, or 62.4%, compared with the previous year. Most of the increase resulted from an 87 basis point increase in average rates paid on deposit balances. Also contributing to the increase were higher rates paid on borrowings and higher average balances in certificates of deposit, partly offset by lower average borrowings. Average balances of federal funds purchased and securities sold under agreements to repurchase decreased by $347.3 million. Increases in rates incurred on interest bearing liabilities were a result of the rate increases initiated by the Federal Reserve as mentioned above. The overall average cost of total interest bearing liabilities was 2.37% for the first six months of 2006 compared to 1.44% for the same period in 2005.
      Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30

(Dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Deposit account charges and other fees	$28,910	$27,476	5.2%	$56,407	$51,777	8.9%
Bank card transaction fees	23,558	21,295	10.6	45,266	40,802	10.9
Trust fees	17,992	17,040	5.6	35,811	33,434	7.1
Trading account profits and commissions	2,010	2,450	(18.0)	4,575	5,064	(9.7)
Consumer brokerage services	2,771	2,338	18.5	5,160	5,163	(.1)
Loan fees and sales	2,745	4,805	(42.9)	6,488	8,245	(21.3)
Investment securities gains, net	3,284	1,372	139.4	5,687	4,984	14.1
Other	10,193	8,204	24.2	21,517	16,202	32.8

Total non-interest income	$91,463	$84,980	7.6%	$180,911	$165,671	9.2%

Non-interest income as a % of total revenue*	41.1%	39.6%		41.2%	39.2%

*	Total revenue is calculated as net interest income plus non-interest income, excluding net securities gains/losses.
     For the second quarter of 2006 total non-interest income amounted to $91.5 million compared with $85.0 million in the same quarter last year. Excluding investment securities gains, non-interest income grew 5.5% over the same period last year. This growth was mainly the result of higher bank card, deposit account and trust fee income, which was partly offset by lower gains on sales of student loans. Deposit account fees increased $1.4 million, or 5.2%, compared with the second quarter of 2005, mainly due to growth in deposit account overdraft fees, which grew $2.2 million, or 11.5%, over the same period last year. This growth over last year continued to be the result of higher transaction volumes coupled with pricing changes initiated in the third quarter of 2005. Offsetting this growth was an 8.1% decline in corporate cash management fees, which continue to be affected by the higher interest rate environment. Bank card fees for the quarter increased $2.3 million, or 10.6%, over the same period last year, due mainly to higher fees earned on debit and corporate card transactions, which grew by 16.1% and 19.0%, respectively. Trust fees for the quarter increased $952 thousand, or 5.6%, mainly as a result of higher fees on personal trust accounts. Bond trading income declined $440 thousand from amounts recorded in the same period last year, while consumer brokerage services revenue increased $433 thousand. Loan fees and sales decreased by $2.1 million, as gains on student loan sales declined from $3.6 million in the second quarter of 2005 to $1.8 million in 2006. Other non-interest income increased $2.0 million over the same period last year as a result of increased income on leasing activities and higher sweep fee and check sales income. Other non-interest income also included a $1.3 million gain on the sale of a parking garage.
      Non-interest income for the six months ended June 30, 2006 was $180.9 million compared to $165.7 million in the first six months of 2005, resulting in a $15.2 million, or 9.2% increase. Deposit account fees rose $4.6 million, or 8.9%, as a result of higher deposit account overdraft fees, which grew $5.8 million, or 17.0%. This growth was partly offset by lower cash management revenue and lower deposit account service charges. Bank card fees rose $4.5 million, or 10.9% overall, due to increases of 17.6% and 25.9%, respectively, in debit and corporate card transaction fees. Trust fees rose $2.4 million, or 7.1%, due to a 7.0% increase in personal trust account fees. Bond trading income fell $489 thousand due to lower sales activity, while consumer brokerage income was relatively flat. Loan fees and sales decreased by $1.8 million as gains on student loan sales declined from $5.9 million in the first six months of 2005 to $4.5 million in 2006. Other non-interest income rose $5.3 million, which included growth of $1.3 million in lease-related income, $1.2 million in non-recurring income from a Parent company equity investment, and net gains on real estate transactions.
      During the current quarter, net securities gains amounted to $3.3 million compared with $1.4 million in the same period last year. On a year to date basis, such gains amounted to $5.7 million and $5.0 million for 2006 and 2005, respectively. Included in the second quarter results were net gains of $2.6 million in realized gains and fair value adjustments on certain private equity investments held by the Company’s majority-owned venture capital subsidiaries. Minority interest related to this income totaled $748 thousand for the second quarter of 2006 and was reported in other non-interest expense. In addition, the Company received cash of $683 thousand in conjunction with its investment in MasterCard Inc. and its conversion to a public company. This receipt was recorded as a realized gain. There were no other realized gains or losses on the Company’s investment securities portfolio during 2006.
Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30

(Dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Salaries and employee benefits	$71,239	$67,585	5.4%	$142,964	$137,765	3.8%
Net occupancy	10,230	9,527	7.4	21,207	19,305	9.9
Equipment	6,071	5,701	6.5	12,020	11,392	5.5
Supplies and communication	7,872	8,257	(4.7)	16,265	16,470	(1.2)
Data processing and software	12,631	12,069	4.7	25,024	23,524	6.4
Marketing	4,657	4,687	(.6)	8,975	8,549	5.0
Other	16,850	15,186	11.0	33,056	29,929	10.4

Total non-interest expense	$129,550	$123,012	5.3%	$259,511	$246,934	5.1%

      Non-interest expense for the quarter amounted to $129.6 million, which represented an increase of $6.5 million, or 5.3%, over the expense recorded in the second quarter of last year. Compared with the second quarter of last year, salaries and benefits expense increased $3.7 million, or 5.4%, mainly as a result of normal merit increases, higher incentives, payroll taxes and medical insurance costs. Occupancy costs grew $703 thousand, or 7.4%, over the same quarter last year, mainly as a result of higher depreciation expense offset by increased tenant rent received. Equipment and data processing expenses increased 6.5% and 4.7%, respectively, due to higher depreciation and amortization charges, while lower telephone and network costs resulted in a reduction in overall supplies and communication costs of 4.7%. The increase in other expense over the same quarter last year resulted from higher costs for minority interests, operating lease depreciation and foreclosed property costs.
      Non-interest expense increased $12.6 million, or 5.1%, over the first six months of 2005. Salaries and benefits expense grew $5.2 million, or 3.8%, due to merit increases, incentive compensation, medical insurance costs and payroll taxes. Partly offsetting these increases was a decline in stock-based compensation, which resulted from the 2006 adoption of FAS 123R estimated forfeiture accounting requirements and a slightly longer vesting period for 2006 grants. FAS 123R is discussed further in the Stock-Based Compensation note to the consolidated financial statements. Full-time equivalent employees totaled 4,868 and 4,826 at June 30, 2006 and 2005, respectively. Occupancy costs grew by $1.9 million, or 9.9%, over the same period last year, mainly as a result of additional depreciation expense on two new office buildings, partly offset by an increase in tenant rent received. In addition, in 2006 the Company recorded an asbestos abatement obligation on an office building in downtown Kansas City, which increased occupancy expense by $814 thousand. Data processing and software expense increased $1.5 million, or 6.4%, due to higher bank card processing fees, online banking fees and software amortization expense. Smaller variances occurred in equipment and marketing, which increased $628 thousand and $426 thousand, respectively, and supplies and communication which declined $205 thousand. Other non-interest expense increased $3.1 million due to increases in legal and professional fees, operating lease depreciation, and minority interest expense relating to investment gains recorded by venture capital affiliates. Partly offsetting these increases was a reduction in operating losses and intangible asset amortization.

Provision and Allowance for Loan Losses

				Six Months Ended
	Three Months Ended			June 30

(Dollars in thousands)	June 30, 2006	June 30, 2005	March 31, 2006	2006	2005

Provision for loan losses	$5,672	$5,503	$4,432	$10,104	$7,871

Net loan charge-offs (recoveries):
Business	259	(48)	(1,081)	(822)	(2,669)
Credit card	4,387	5,430	3,748	8,135	10,027
Personal banking*	446	1,474	1,649	2,095	3,422
Real estate	80	(19)	(255)	(175)	(225)
Overdrafts	522	198	350	872	282

Total net loan charge-offs	$5,694	$7,035	$4,411	$10,105	$10,837

Annualized total net charge-offs as a percentage of average loans	.25%	.33%	.20%	.22%	.26%

*	Includes consumer, student and home equity loans
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
      Net loan charge-offs for the second quarter of 2006 amounted to $5.7 million, compared with $4.4 million in the prior quarter and $7.0 million in the second quarter of last year. The increase in net charge-offs in the second quarter of 2006 compared to the previous year was the result of slightly higher credit card charge-offs. Second quarter 2006 net charge-offs increased over the first quarter of 2006 because of a large lease loan recovery in the previous quarter. Personal banking loan net charge-offs remained at low levels during the second quarter of 2006, declining to .09% of average personal loans on an annualized basis, compared to .29% in the same quarter last year and .32% in the prior quarter. For the second quarter of 2006, annualized net charge-offs on average credit card loans were 3.01%, compared with 3.93% in the same quarter last year and 2.63% in the prior quarter. The provision for loan losses for the current quarter totaled $5.7 million, and was $1.2 million higher than in the first quarter 2006 provision and slightly higher than the second quarter 2005 provision. The amount of the provision to expense in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process.
      Net charge-offs during the first six months of 2006 amounted to $10.1 million, compared to $10.8 million in the comparable prior period. The decline occurred because of lower credit card and personal banking loan charge-offs in 2006, offset by lower business loan recoveries in 2006. The annualized net charge-off ratios were .22% in the first six months of 2006 and .26% in the same period in 2005. The provision for loan losses was $10.1 million in the first six months of 2006 compared to $7.9 million in the same period in 2005.
      The allowance for loan losses at June 30, 2006 was $128.4 million, or 1.37% of total loans, compared to $128.4 million, or 1.44%, at December 31, 2005 and $129.4 million, or 1.52%, at June 30, 2005. The decrease in the allowance at June 30, 2006 compared to June 30, 2005 was the result of increased credit quality. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2006.
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

	June 30	December 31
(Dollars in thousands)	2006	2005

Non-accrual loans	$14,155	$9,845
Foreclosed real estate	1,793	1,868

Total non-performing assets	$15,948	$11,713

Non-performing assets to total loans	.17%	.13%
Non-performing assets to total assets	.11%	.08%

Loans past due 90 days and still accruing interest	$15,186	$14,088

      Non-accrual loans, which are also considered impaired, totaled $14.2 million at June 30, 2006, and increased $4.3 million over amounts recorded at December 31, 2005. The increase was mainly due to $5.9 million in business and business real estate loans of a single creditor which were placed on non-accrual status in June 2006, partly offset by a $664 thousand decline in lease-related loans. Lease-related loans comprised 14.8% of the June 30, 2006 non-accrual loan total, with the remainder primarily relating to business (24.3%) or business real estate loans (55.4%).
      Total loans past due 90 days or more and still accruing interest amounted to $15.2 million as of June 30, 2006, and increased $1.1 million since December 31, 2005. The increase in past due loans at June 30, 2006 compared to December 31, 2005 occurred mainly because of a $1.6 million rise in business and business real estate delinquencies, partly offset by a $919 thousand decline in personal real estate delinquencies.
      In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard for regulatory purposes. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $45.9 million at June 30, 2006 compared with $52.8 million at December 31, 2005. The lower balance at June 30, 2006 resulted primarily from customer payments or changes in credit grade.
Income Taxes
      Income tax expense was $27.4 million in the second quarter of 2006, compared to $25.8 million in the first quarter of 2006 and $29.5 million in the second quarter of 2005. The effective income tax rate on income from operations was 33.1% in the second quarter of 2006, compared with 32.8% in the first quarter of 2006 and 35.2% in the second quarter of 2005. Income tax expense was $53.2 million in the first six months of 2006 compared to $55.5 million in the previous year, resulting in effective income tax rates of 33.0% and 34.8%, respectively.

      Effective tax rates were lower in 2006 compared to 2005 because of earnings on higher average balances in tax exempt state and municipal investment securities, coupled with higher levels of income from the Company’s real estate investment trust subsidiaries, which are not taxable in some states.
Financial Condition
Balance Sheet
      Total assets of the Company were $14.3 billion at June 30, 2006 compared to $13.9 billion at December 31, 2005. Earning assets at June 30, 2006 were $13.1 billion and consisted of 72% loans and 26% investment securities, compared to $12.8 billion at December 31, 2005.
      During the first six months of 2006, total period end loans increased $480.7 million, or 5.4%, compared with balances at December 31, 2005. The increase was the result of increases of $259.0 million in business loans, $100.6 million in construction loans, $85.2 million in business real estate loans, $69.6 million in consumer loans, and $34.0 million in personal real estate loans, offset by a decrease of $73.5 million in student loans. Growth in business loans reflected new business, especially in regional markets, and increased borrowings by existing customers. Consumer loan growth reflected increased demand for marine, recreational vehicle and fixed rate home equity loans. Student loans declined mainly due to planned sales from the portfolio in the second quarter of 2006.
      On an average basis, loans increased $699.8 million during the first six months of 2006 compared to the same period in 2005, or an increase of 8.3%. This increase occurred mainly in the business, business real estate and consumer loan categories, which increased $343.0 million, $222.4 million, and $101.6 million, respectively.
      Available for sale investment securities, excluding fair value adjustments, decreased $308.6 million, or 8.4%, at June 30, 2006 compared to December 31, 2005 as the Company continued to reduce its investment securities portfolio, mainly through normal maturities. Since December 31, 2005, sales, maturities and principal paydowns of securities totaled $580.3 million. During the same period, purchases of securities totaled $277.3 million and primarily consisted of tax free municipal obligations ($173.1 million) and treasury and agency securities ($55.4 million).
      On an average basis, available for sale investment securities, excluding fair value adjustments, declined $956.2 million during the first six months of 2006 compared to 2005, primarily in government and agency securities, which declined $511.0 million and mortgage and asset-backed securities, which declined $657.6 million, partly offset by an increase of $236.8 million in state and municipal obligations.
      Total deposits increased by $190.5 million, or 1.8%, at June 30, 2006 compared to December 31, 2005. The increase in deposits over year end 2005 balances was due to increases of $196.7 million in retail certificates of deposit, $118.2 million in jumbo certificates of deposit and $15.4 million in savings accounts. This growth was partly offset by declines of $79.6 million in business and personal demand deposits, $47.9 million in interest checking accounts and $18.7 million in money market accounts.
      On an average basis, total deposits increased $277.6 million during the first six months of 2006 compared to the same period in 2005, mainly due to increases of $229.0 million in retail certificates of deposit and $238.9 million in jumbo certificates of deposit, partly offset by declines of $59.0 million in money market accounts and $71.9 million in non-interest bearing demand accounts.
      Compared to 2005 year end balances, total short-term borrowings at June 30, 2006 increased $260.1 million due to increases in both federal funds purchased and repurchase agreements. This increase reflects temporary liquidity requirements at June 30, 2006, as average short-term borrowings have declined from $1.6 billion during the first six months of 2005 to $1.2 billion during the same period in 2006. Other longer-term borrowings declined $124.5 million from 2005 year end balances due to scheduled payments on Federal Home Loan Bank borrowings, of which $128.7 million remained outstanding at June 30, 2006.

Liquidity and Capital Resources
Liquidity Management
      The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $237.1 million at June 30, 2006. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $3.3 billion at June 30, 2006, and included an unrealized loss of $28.1 million. The portfolio includes maturities of approximately $641 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. At June 30, 2006, total investment securities pledged for these purposes comprised 64% of the total investment portfolio, leaving $1.2 billion of unpledged securities.

	June 30	March 31	December 31
(In thousands)	2006	2006	2005

Liquid assets:
Federal funds sold	$112,072	$64,385	$108,862
Securities purchased under agreements to resell	125,000	25,000	20,000
Available for sale investment securities	3,337,477	3,401,823	3,667,901

Total	$3,574,549	$3,491,208	$3,796,763

      Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2006, such deposits totaled $7.8 billion and represented 70.3% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.2 billion at June 30, 2006. These accounts are normally considered more volatile and higher costing, but comprised just 11.3% of total deposits at June 30, 2006.

	June 30	March 31	December 31
(In thousands)	2006	2006	2005

Core deposit base:
Non-interest bearing demand	$1,326,787	$1,418,387	$1,399,934
Interest checking	463,640	464,597	511,583
Savings and money market	5,975,428	5,985,234	5,978,743

Total	$7,765,855	$7,868,218	$7,890,260

      Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.6 billion at June 30, 2006. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit, while securities sold under agreements to repurchase are comprised of non-insured customer funds secured by a portion of the Company’s investment portfolio. The Company’s long-term debt is relatively small compared to its overall liability position. It is comprised mainly of advances from the Federal Home Loan Bank of Des Moines (FHLB), which totaled $128.7 million at June 30, 2006. Most of these advances have floating rates and mature in 2006. The Company has $4.0 million in outstanding subordinated debentures issued to a wholly-owned grantor trust, funded by preferred securities issued by the trust. Other outstanding long-term borrowings relate mainly to the Company’s leasing and venture capital operations.

	June 30	March 31	December 31
(In thousands)	2006	2006	2005

Borrowings:
Federal funds purchased	$1,005,430	$438,879	$849,504
Securities sold under agreements to repurchase	581,081	463,044	476,923
FHLB advances	128,689	241,733	251,776
Subordinated debentures	4,000	4,000	4,000
Other long-term debt	12,230	12,789	13,614
Other short-term debt	—	94	—

Total	$1,731,430	$1,160,539	$1,595,817

      In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound short-term commercial paper ratings of A-1 from Standard & Poor’s and Prime-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $329.5 million in loans and $732.8 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.
      Cash and cash equivalents (defined as “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying balance sheets) was $899.9 million at June 30, 2006 compared to $673.1 million at December 31, 2005. The $225.7 million increase resulted from changes in the various cash flows produced by the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for June 30, 2006. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $240.7 million during the first six months of 2006. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities and changes in the level of the loan portfolio, used total cash of $273.2 million. Most of the cash outflow was due to $561.3 million in loan growth and $277.3 million in purchases of investment securities, partly offset by $562.8 million in maturities and pay downs. Financing activities provided cash of $258.2 million, resulting from a $260.1 million increase in overnight borrowings and an increase of $225.8 million in deposits. Partly offsetting these cash inflows was a reduction of $124.4 million in long-term borrowings. In addition, cash of $75.8 million was required by the Company’s treasury stock repurchase program and cash dividend payments were $32.7 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management
      The Company maintains regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			for Well-
	June 30	December 31	Capitalized
(Dollars in thousands)	2006	2005	Banks

Risk-adjusted assets	$11,322,781	$10,611,322
Tier I capital	1,303,344	1,295,898
Total capital	1,454,738	1,446,408
Tier I capital ratio	11.51%	12.21%	6.00%
Total capital ratio	12.85%	13.63%	10.00%
Leverage ratio	9.47%	9.43%	5.00%

      The Company maintains a treasury stock buyback program, and in October 2005, was authorized by the Board of Directors to repurchase up to 5,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various stock compensation programs. During the current quarter, the Company purchased 486,460 shares of treasury stock at an average cost of $50.70 per share. At June 30, 2006, 2,587,833 shares remained available for purchase under the current Board authorization.
      The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.245 in the first quarter of 2006, an increase of 7% compared to the fourth quarter of 2005, and maintained the same dividend payout in the second quarter of 2006. The year 2006 represents the 38th consecutive year of per share dividend increases.
Commitments and Off-Balance Sheet Arrangements
      Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2006 totaled $7.0 billion (including approximately $3.5 billion in unused approved credit card lines of credit). In addition, the Company enters into standby and commercial letters of credit with its business customers. These contracts amounted to $437.3 million and $31.2 million, respectively, at June 30, 2006. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $6.9 million at June 30, 2006. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.
      The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some are retained for use by the Company. During the first six months of 2006, purchases and sales of tax credits amounted to $11.4 million and $12.0 million, respectively, and at June 30, 2006, outstanding purchase commitments totaled $78.3 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets. These funding commitments amounted to $3.0 million at June 30, 2006. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.2 million at June 30, 2006.

Segment Results
      The table below is a summary of segment pre-tax income results for the first six months of 2006 and 2005. Please refer to Note 10 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Six Months Ended
	June 30		Increase (decrease)

(Dollars in thousands)	2006	2005	Amount	Percent

Consumer	$118,330	$88,785	$29,545	33.3%
Commercial	68,828	63,311	5,517	8.7
Money management	17,239	15,340	1,899	12.4

Total segments	204,397	167,436	36,961	22.1
Other/elimination	(42,887)	(7,706)	(35,181)	N.M.

Income before income taxes	$161,510	$159,730	$1,780	1.1%

      For the six months ended June 30, 2006, income before income taxes for the Consumer segment increased $29.5 million, or 33.3%, compared to the same period in the prior year. The increase was mainly due to an increase of $23.7 million in net interest income, coupled with an 8.5% increase in non-interest income. The increase in net interest income resulted mainly from a $40.2 million increase in allocated funding credits assigned to the Consumer segment’s deposit portfolio and higher loan interest income of $20.4 million, which more than offset growth of $36.8 million in deposit interest expense. The rising interest rate environment assigns a greater value, and thus income, to customer deposits in this segment. The increase in non-interest income resulted mainly from higher overdraft fees and bank card transaction fees, partly offset by a decline in gains on sales of student loans. Non-interest expense increased $3.9 million, or 2.8%, over the previous year mainly due to higher salaries expense, occupancy expense, loan servicing costs, bank card servicing expense and assigned processing costs. These increases were partly offset by declines in corporate management fees and miscellaneous losses. Net loan charge-offs declined $2.8 million in the Consumer segment, mainly relating to personal and credit card loans.
      For the six months ended June 30, 2006, income before income taxes for the Commercial segment increased $5.5 million, or 8.7%, compared to the same period in the previous year. Most of the increase was due to a $7.3 million, or 7.7%, increase in net interest income and a $2.8 million increase in non-interest income. Included in net interest income were higher allocated funding credits on deposits, which increased for the same reasons as mentioned in the Consumer segment discussion above. Also, while interest on loans grew by $47.3 million, this growth was offset by higher assigned funding costs. Non-interest income increased by 7.9% over the previous year mainly as a result of higher operating lease-related income and commercial bank card transaction fees, party offset by lower commercial cash management fees. The $2.5 million, or 3.7%, increase in non-interest expense included increases in salaries expense, operating lease depreciation and bank card servicing expense. These increases were partly offset by declines in loan servicing charges and the provision for off-balance sheet credit exposures. Net loan recoveries were $854 thousand in the first six months of 2006 compared to net recoveries of $2.9 million in the first six months of 2005, which also had a negative impact on the year to year comparison of the Commercial segment profitability.
      Money Management segment pre-tax profitability for the first six months of 2006 was up $1.9 million, or 12.4%, over the previous year mainly due to higher non-interest income, which was up $2.2 million, or 5.3%, mainly in trust fees. Net interest income, which increased 20.8% over the prior year, was higher mainly due to higher assigned funding credits attributed to the deposit portfolio of this segment. The increase in non-interest expense was mainly due to higher salaries expense and corporate management fees.
      As shown in the table above, the pre-tax profitability in the Other/elimination category decreased $35.2 million in the first six months of 2006 compared to the same period in 2005. This decrease was mainly the result of higher cost of fund charges assigned to this category related to investment securities.

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
      In April 2006, the FASB issued Staff Position FIN 46(R)-6, which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities”. The Staff Position requires that variability be based on an analysis of the design of the entity, as outlined by (1) analyzing the nature of the risks in the entity and (2) determining the purpose for which the entity was created and the variability the entity is designed to create and pass to its interest holders. Prospective application of the Staff Position is effective July 1, 2006. The Company’s involvement with variable interest entities is very limited, and it does not expect that adoption of the Staff Position will have a material effect on its consolidated financial statements.
      In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, which prescribes the recognition threshold and measurement attribute necessary for recognition in the financial statements of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting, disclosure, and transition requirements. For calendar year companies, this Interpretation is effective January 1, 2007. The Company does not expect that adoption of FIN 48 will have a material effect on its consolidated financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2006 and 2005

	Second Quarter 2006			Second Quarter 2005

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,694,246	$43,529	6.48%	$2,305,000	$29,449	5.12%
Real estate – construction	508,127	9,331	7.37	478,675	6,776	5.68
Real estate – business	1,997,502	33,844	6.80	1,765,896	25,259	5.74
Real estate – personal	1,373,444	19,294	5.63	1,344,203	17,704	5.28
Consumer	1,333,105	22,935	6.90	1,225,386	19,494	6.38
Home equity	446,094	8,381	7.54	422,637	6,211	5.89
Student	285,540	5,396	7.58	374,176	4,262	4.57
Credit card	584,508	18,846	12.93	553,965	16,330	11.82
Overdrafts	11,836	—	—	11,651	—	—

Total loans	9,234,402	161,556	7.02	8,481,589	125,485	5.93

Investment securities:
U.S. government and federal agency	696,820	6,030	3.47	1,130,042	12,915	4.58
State and municipal obligations(A)	348,289	3,820	4.40	70,746	783	4.44
Mortgage and asset-backed securities	2,165,999	23,211	4.30	2,925,252	29,949	4.11
Trading securities	21,144	229	4.34	7,864	78	3.98
Other marketable securities(A)	194,419	2,649	5.47	219,289	2,091	3.82
Non-marketable securities	86,658	1,487	6.88	75,968	1,032	5.45

Total investment securities	3,513,329	37,426	4.27	4,429,161	46,848	4.24

Federal funds sold and securities purchased under agreements to resell	142,651	1,801	5.06	145,135	1,164	3.22

Total interest earning assets	12,890,382	200,783	6.25	13,055,885	173,497	5.33

Less allowance for loan losses	(128,063)			(129,995)
Unrealized gain (loss) on investment securities	(21,378)			26,119
Cash and due from banks	470,660			502,834
Land, buildings and equipment, net	367,190			370,587
Other assets	221,522			198,816

Total assets	$13,800,313			$14,024,246

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$396,959	556	.56	$417,059	325	.31
Interest checking and money market	6,666,190	22,446	1.35	6,820,516	11,867	.70
Time open and C.D.’s of less than $100,000	1,973,722	19,448	3.95	1,732,288	12,051	2.79
Time open and C.D.’s of $100,000 and over	1,257,161	13,906	4.44	1,085,769	7,973	2.95

Total interest bearing deposits	10,294,032	56,356	2.20	10,055,632	32,216	1.29

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,213,925	14,024	4.63	1,481,135	10,163	2.75
Other borrowings(B)	205,472	2,394	4.67	380,043	3,074	3.24

Total borrowings	1,419,397	16,418	4.64	1,861,178	13,237	2.85

Total interest bearing liabilities	11,713,429	72,774	2.49%	11,916,810	45,453	1.53%

Non-interest bearing demand deposits	663,820			633,473
Other liabilities	85,641			92,403
Stockholders’ equity	1,337,423			1,381,560

Total liabilities and equity	$13,800,313			$14,024,246

Net interest margin (T/ E)		$128,009			$128,044

Net yield on interest earning assets			3.98%			3.93%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2006 and 2005

	Six Months 2006			Six Months 2005

		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,618,783	$82,614	6.36%	$2,275,806	$56,902	5.04%
Real estate – construction	474,992	16,955	7.20	460,673	12,440	5.45
Real estate – business	1,984,422	65,461	6.65	1,762,040	49,342	5.65
Real estate – personal	1,365,986	37,924	5.60	1,339,639	35,151	5.29
Consumer	1,310,865	44,480	6.84	1,209,314	38,050	6.34
Home equity	446,638	16,347	7.38	417,525	11,771	5.69
Student	322,545	10,573	6.61	391,999	8,617	4.43
Credit card	581,042	37,422	12.99	550,475	31,982	11.72
Overdrafts	15,952	—	—	13,961	—	—

Total loans	9,121,225	311,776	6.89	8,421,432	244,255	5.85

Investment securities:
U.S. government and federal agency	740,544	12,954	3.53	1,251,566	24,258	3.91
State and municipal obligations(A)	304,469	6,619	4.38	67,643	1,488	4.44
Mortgage and asset-backed securities	2,229,066	47,505	4.30	2,886,712	57,145	3.99
Trading securities	20,084	423	4.25	9,607	180	3.77
Other marketable securities(A)	194,136	5,145	5.34	218,463	3,771	3.48
Non-marketable securities	85,340	2,917	6.89	76,408	2,106	5.56

Total investment securities	3,573,639	75,563	4.26	4,510,399	88,948	3.98

Federal funds sold and securities purchased under agreements to resell	142,203	3,424	4.86	115,227	1,748	3.06

Total interest earning assets	12,837,067	390,763	6.14	13,047,058	334,951	5.18

Less allowance for loan losses	(128,247)			(130,928)
Unrealized gain (loss) on investment securities	(15,096)			36,982
Cash and due from banks	475,607			531,431
Land, buildings and equipment, net	369,352			362,206
Other assets	214,860			200,439

Total assets	$13,753,543			$14,047,188

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$390,450	1,065	.55	$410,488	635	.31
Interest checking and money market	6,663,358	41,544	1.26	6,761,696	22,014	.66
Time open and C.D.’s of less than $100,000	1,927,755	36,179	3.78	1,698,742	22,443	2.66
Time open and C.D.’s of $100,000 and over	1,271,576	27,093	4.30	1,032,685	14,325	2.80

Total interest bearing deposits	10,253,139	105,881	2.08	9,903,611	59,417	1.21

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,220,338	26,605	4.40	1,567,611	19,581	2.52
Other borrowings(B)	232,874	5,180	4.49	384,383	5,915	3.10

Total borrowings	1,453,212	31,785	4.41	1,951,994	25,496	2.63

Total interest bearing liabilities	11,706,351	137,666	2.37%	11,855,605	84,913	1.44%

Non-interest bearing demand deposits	630,839			702,786
Other liabilities	82,455			93,884
Stockholders’ equity	1,333,898			1,394,913

Total liabilities and equity	$13,753,543			$14,047,188

Net interest margin (T/ E)		$253,097			$250,038

Net yield on interest earning assets			3.98%			3.86%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

	June 30, 2006		March 31, 2006		December 31, 2005

	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(5.1)	(1.00)%	$(2.6)	(.52)%	$(5.8)	(1.14)%
100 basis points rising	(1.7)	(.32)	(.2)	(.04)	(1.9)	(.37)
100 basis points falling	(.9)	(.19)	(1.5)	(.29)	(1.7)	(.33)
200 basis points falling	(3.6)	(.71)	(4.9)	(.96)	(4.7)	(.93)

      The table reflects a slight decrease in the exposure of the Company’s net interest income to declining rates during the second quarter of 2006. As of June 30, 2006, under a 200 basis point falling rate scenario, net interest income is expected to decrease by $3.6 million, compared with a decline of $4.9 million at March 31, 2006 and a decline of $4.7 million at December 31, 2005. Under a 100 basis point decrease, as of June 30, 2006 net interest income is expected to decline $900 thousand compared with declines of $1.5 million at March 31, 2006 and $1.7 million at December 31, 2005. The Company’s exposure to rising rates during the current quarter saw an increase over the prior quarter, as under a 100 basis point rising rate scenario net interest income would decrease by $1.7 million compared with a $200 thousand decline in the previous quarter, while under a 200 basis point increase, net interest income would decline by $5.1 million compared with $2.6 million in the prior quarter.
      As shown in the table above, the Company’s interest rate simulations for this quarter reflect slightly greater risk to rising interest rates than in the previous quarters. This is partly the result of lower student loan balances which have variable rates, plus the addition of other commercial and consumer loans which in part have fixed rates. Also, while the overall balance of investment securities has declined, the Company continued to add fixed rate municipal investments to the portfolio. While the simulation model does utilize a twelve month gradual rate scenario, certain non-maturity deposits are assumed to re-price faster since they currently are at comparatively low levels. Conversely, while under a falling rate environment the Company is subject to lower levels of net interest income, this risk has improved somewhat this quarter as greater levels of fixed rate assets, primarily loans, were added this quarter in conjunction with higher variable rate overnight borrowings. The Company continues to believe that its overall interest rate management has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to interest rate risk.
Item 4. CONTROLS AND PROCEDURES
      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program

April 1 – 30, 2006	862	$51.85	862	3,073,431
May 1 – 31, 2006	305,878	$50.65	305,878	2,767,553
June 1 – 30, 2006	179,720	$50.77	179,720	2,587,833

Total	486,460	$50.70	486,460	2,587,833

      In October 2005, the Board of Directors approved the purchase of up to 5,000,000 shares of the Company’s common stock. At June 30, 2006, 2,587,833 shares remain available to be purchased under the current authorization.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The annual meeting of shareholders of the Company was held on April 19, 2006. The following proposals were submitted by the Board of Directors to a vote of security holders:

(1) Election of four directors to the 2009 Class for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The four nominees for the four directorships received the following votes:

Name of Director	Votes For	Votes Withheld

Jonathan M. Kemper	51,511,449	308,269
Seth M. Leadbeater	51,488,313	331,405
Terry O. Meek	51,530,666	289,052
Mary Ann Van Lokeren	51,529,685	290,033

      Other directors whose term of office as director continued after the meeting were: John R. Capps, W. Thomas Grant II, James B. Hebenstreit, David W. Kemper, Thomas A. McDonnell, Benjamin F. Rassieur III, Andrew C. Taylor, and Robert H. West.

(2) Ratification of the selection of KPMG LLP as the Company’s independent public accountant. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain

51,048,260	1,258,537	107,752

Item 6.	EXHIBITS
      See Index to Exhibits

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett

J. Daniel Stinnett
Vice President & Secretary
Date: August 8, 2006

By	/s/ Jeffery D. Aberdeen

Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)
Date: August 8, 2006

INDEX TO EXHIBITS
       31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002