Form 10-Q
period 2006-09-30
COMMERCE BANCSHARES INC /MO/
filed 2006-11-08
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes    No  X

As of November 2, 2006, the registrant had outstanding 67,369,778 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
_ _

	September 30	December 31
(In thousands)	2006	2005

	(Unaudited)

ASSETS
Loans, net of unearned income	$9,833,190	$8,899,183
Allowance for loan losses	(131,834)	(128,447)

Net loans	9,701,356	8,770,736

Investment securities:
Available for sale (pledged to creditors $532,529,000 in 2006)	3,533,073	3,667,901
Trading	7,770	24,959
Non-marketable	87,301	77,321

Total investment securities	3,628,144	3,770,181

Federal funds sold and securities purchased under agreements to resell	495,262	128,862
Cash and due from banks	479,963	545,273
Land, buildings and equipment, net	388,337	374,192
Goodwill	100,933	48,522
Other intangible assets, net	13,325	47
Other assets	344,292	247,732

Total assets	$15,151,612	$13,885,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,205,193	$1,399,934
Savings, interest checking and money market	6,704,679	6,490,326
Time open and C.D.’s of less than $100,000	2,286,426	1,831,980
Time open and C.D.’s of $100,000 and over	1,368,140	1,129,573

Total deposits	11,564,438	10,851,813

Federal funds purchased and securities sold under agreements to repurchase	1,768,899	1,326,427
Other borrowings	166,372	269,390
Other liabilities	192,116	100,077

Total liabilities	13,691,825	12,547,707

Stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 69,409,882 shares	347,049	347,049
Capital surplus	384,343	388,552
Retained earnings	806,551	693,021
Treasury stock of 1,673,892 shares in 2006 and 1,716,413 shares in 2005, at cost	(84,616)	(86,901)
Accumulated other comprehensive income (loss)	6,460	(3,883)

Total stockholders’ equity	1,459,787	1,337,838

Total liabilities and stockholders’ equity	$15,151,612	$13,885,545

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
_ _

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(In thousands, except per share data)	2006	2005	2006	2005

	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$173,400	$134,653	$484,462	$378,418
Interest on investment securities	37,791	42,722	111,182	130,862
Interest on federal funds sold and securities purchased under agreements to resell	5,079	1,195	8,503	2,943

Total interest income	216,270	178,570	604,147	512,223

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	26,301	14,461	68,910	37,110
Time open and C.D.’s of less than $100,000	23,238	13,351	59,417	35,794
Time open and C.D.’s of $100,000 and over	15,706	7,409	42,799	21,734
Interest on federal funds purchased and securities sold under agreements to repurchase	20,287	14,215	46,892	33,796
Interest on other borrowings	1,985	3,302	7,162	9,093

Total interest expense	87,517	52,738	225,180	137,527

Net interest income	128,753	125,832	378,967	374,696
Provision for loan losses	7,575	8,934	17,679	16,805

Net interest income after provision for loan losses	121,178	116,898	361,288	357,891

NON-INTEREST INCOME
Deposit account charges and other fees	29,723	31,117	86,130	82,894
Bank card transaction fees	24,187	21,981	69,453	62,783
Trust fees	17,805	17,353	53,616	50,787
Trading account profits and commissions	1,639	2,335	6,214	7,399
Consumer brokerage services	2,476	2,440	7,636	7,603
Loan fees and sales	1,956	2,397	8,444	10,642
Investment securities gains, net	3,324	289	9,011	5,273
Other	9,546	8,983	31,063	25,185

Total non-interest income	90,656	86,895	271,567	252,566

NON-INTEREST EXPENSE
Salaries and employee benefits	72,169	66,682	215,133	204,447
Net occupancy	11,009	10,277	32,216	29,582
Equipment	7,109	5,838	19,129	17,230
Supplies and communication	8,073	8,458	24,338	24,928
Data processing and software	12,904	12,108	37,928	35,632
Marketing	4,397	4,486	13,372	13,035
Other	16,643	14,538	49,699	44,467

Total non-interest expense	132,304	122,387	391,815	369,321

Income before income taxes	79,530	81,406	241,040	241,136
Less income taxes	24,982	18,615	78,215	74,131

Net income	$54,548	$62,791	$162,825	$167,005

Net income per share – basic	$.82	$.90	$2.44	$2.38
Net income per share – diluted	$.81	$.89	$2.41	$2.35

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
_ _

						Accumulated
	Number					Other
	of					Comprehensive
(Dollars in thousands,	Shares	Common	Capital	Retained	Treasury	Income
except per share data)	Issued	Stock	Surplus	Earnings	Stock	(Loss)	Total

	(Unaudited)

Balance January 1, 2006	69,409,882	$347,049	$388,552	$693,021	$(86,901)	$(3,883)	$1,337,838

Net income				162,825			162,825
Change in unrealized gain (loss) on available for sale securities, net of tax						10,343	10,343

Total comprehensive income							173,168

Acquisition of West Pointe Bancorp, Inc.			(1,268)		68,752		67,484
Purchase of treasury stock					(79,885)		(79,885)
Issuance of stock under purchase and equity compensation plans			(6,309)		12,245		5,936
Net tax benefit related to equity compensation plans			1,178				1,178
Stock-based compensation			3,363				3,363
Issuance of nonvested stock awards			(1,173)		1,173		—
Cash dividends paid ($.735 per share)				(49,295)			(49,295)

Balance September 30, 2006	69,409,882	$347,049	$384,343	$806,551	$(84,616)	$6,460	$1,459,787

Balance January 1, 2005	69,409,882	$347,049	$388,614	$703,293	$(51,646)	$39,570	$1,426,880

Net income				167,005			167,005
Change in unrealized gain (loss) on available for sale securities, net of tax						(33,524)	(33,524)

Total comprehensive income							133,481

Purchase of treasury stock					(173,004)		(173,004)
Issuance of stock under purchase and equity compensation plans			(14,608)		30,511		15,903
Net tax benefit related to equity compensation plans			3,286				3,286
Stock-based compensation			5,356				5,356
Issuance of nonvested stock awards			(1,215)		1,215		—
Cash dividends paid ($.686 per share)				(47,864)			(47,864)

Balance September 30, 2005	69,409,882	$347,049	$381,433	$822,434	$(192,924)	$6,046	$1,364,038

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
_ _

	For the Nine Months
	Ended September 30
(In thousands)	2006	2005

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$162,825	$167,005
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,679	16,805
Provision for depreciation and amortization	35,404	30,523
Amortization of investment security premiums, net	9,254	13,091
Investment securities gains, net(A)	(9,011)	(5,273)
Net gains on sales of loans held for sale	(6,044)	(1,022)
Originations of loans held for sale	(291,181)	(69,318)
Proceeds from sales of loans held for sale	333,829	67,604
Net decrease in trading securities	19,708	1,600
Stock based compensation	3,363	5,356
(Increase) decrease in interest receivable	(7,722)	4,213
Increase in interest payable	22,954	7,839
Increase in income taxes payable	11,046	3,843
Net tax benefit related to equity compensation plans	(1,178)	(3,286)
Other changes, net	(4,879)	7,695

Net cash provided by operating activities	296,047	246,675

INVESTING ACTIVITIES:
Net cash paid in acquisitions	(8,498)	—
Proceeds from sales of investment securities(A)	164,193	1,640,978
Proceeds from maturities/pay downs of investment securities(A)	811,219	991,912
Purchases of investment securities(A)	(722,878)	(1,971,575)
Net increase in loans	(607,060)	(454,637)
Purchases of land, buildings and equipment	(34,950)	(56,507)
Sales of land, buildings and equipment	2,324	1,482

Net cash provided by (used in) investing activities	(395,650)	151,653

FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings, interest checking and money market deposits	(194,581)	(283,882)
Net increase in time open and C.D.’s	442,203	193,433
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	415,058	(145,157)
Repayment of long-term borrowings	(139,921)	(18,692)
Net increase in other short-term borrowings	—	5
Purchases of treasury stock	(79,885)	(173,004)
Issuance of stock under stock purchase and equity compensation plans	5,936	15,903
Net tax benefit related to equity compensation plans	1,178	3,286
Cash dividends paid on common stock	(49,295)	(47,864)

Net cash provided by (used in) financing activities	400,693	(455,972)

Increase (decrease) in cash and cash equivalents	301,090	(57,644)
Cash and cash equivalents at beginning of year	674,135	654,720

Cash and cash equivalents at September 30	$975,225	$597,076

(A) Available for sale and non-marketable securities

Income tax payments, net of refunds	$70,766	$70,882
Interest paid on deposits and borrowings	$202,226	$129,688

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2005 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2005 Annual Report on Form 10-K.

2. Acquisitions

On July 21, 2006, Commerce Bank, N.A., (Missouri) (the Bank), a subsidiary of the Company, acquired certain assets and assumed certain liabilities comprising the banking business of Boone National Savings and Loan Association (Boone) through a purchase and assumption agreement. Boone operated four branches in Columbia, Missouri, and loan production offices in Ashland and Lake Ozark, Missouri. The Bank acquired loans and deposits of $126.4 million and $100.9 million, respectively, assumed debt of $26.7 million, and paid a purchase price premium of $19.1 million in cash. Goodwill of $15.6 million, core deposit premium of $2.6 million, and $300 thousand of mortgage servicing rights were recorded as a result of the transaction.

On September 1, 2006, the Company completed the acquisition of the outstanding equity of West Pointe Bancorp, Inc. (West Pointe) in Belleville, Illinois, which further enhances the Company’s footprint in the greater St. Louis area. West Pointe was purchased for $13.1 million in cash and 1.4 million shares of Company stock valued at $67.5 million. The valuation of Company stock was based on the average closing price of Company stock during the measurement period of August 24 through August 28. The Company’s acquisition of West Pointe added $505.8 million in assets, with $255.0 million in loans, $380.9 million in deposits, and five branch locations. Intangible assets recognized as a result of the transaction consisted of approximately $40.4 million of goodwill, $10.3 million of core deposit premium, and $300 thousand of mortgage servicing rights.

West Pointe’s results of operations were included in the Company’s consolidated financial results beginning September 1, 2006. The following schedule summarizes pro forma consolidated financial data as if the West Pointe acquisition had been consummated on January 1, 2005.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2006	2005	2006	2005

Net interest income plus non-interest income	$221,862	$217,028	$660,799	$640,021
Net income	50,315	63,616	159,408	169,511
Net income per share – basic	.74	.90	2.35	2.37
Net income per share – diluted	.73	.89	2.31	2.34

The transactions discussed above are collectively referred to as “bank acquisitions” throughout the remainder of this report.

3. Loans and Allowance for Loan Losses

Major classifications of loans at September 30, 2006 and December 31, 2005 are as follows.

	September 30	December 31
(In thousands)	2006	2005

Business	$2,746,310	$2,527,654
Real estate – construction	591,733	424,561
Real estate – business	2,195,244	1,919,045
Real estate – personal	1,524,912	1,358,511
Consumer	1,397,063	1,287,348
Home equity	446,966	448,507
Student	287,894	330,238
Credit card	614,433	592,465
Overdrafts	28,635	10,854

Total loans	$9,833,190	$8,899,183

At September 30, 2006, loans held for sale amounted to $301,032,000, consisting of $287,894,000 in student loans and $13,138,000 in certain fixed rate residential mortgage loans, which are included in the “Real estate – personal” category in the table above. In 2006, the Company elected to classify its student loan portfolio as held for sale in accordance with its student loan sale policy. Held for sale residential mortgage loans outstanding at December 31, 2005 amounted to $6,172,000.

Impaired loans include loans on non-accrual status and other loans that the Company classifies as substandard and more than 60 days past due. Impaired loans were $19,433,000 at September 30, 2006 compared to $9,973,000 at December 31, 2005. The increase in impaired loans since December 31, 2005 was mainly due to the addition of two non-accrual business real estate loans totaling $7,938,000, in addition to non-accrual loans of $1,823,000 acquired as part of the 2006 bank acquisitions mentioned earlier. The provisions of AICPA Statement of Position 03-3, which require special accounting for acquired loans with a deterioration of credit quality, were not applied to such loans acquired in the 2006 bank acquisitions because of their immateriality to the consolidated financial statements of the Company.

The following is a summary of the allowance for loan losses.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2006	2005	2006	2005

Balance, beginning of period	$128,446	$129,428	$128,447	$132,394

Additions:
Allowance for loan losses of acquired banks	3,688	—	3,688	—
Provision for loan losses	7,575	8,934	17,679	16,805

Total additions	11,263	8,934	21,367	16,805

Deductions:
Loan losses	10,698	11,690	29,267	30,944
Less recoveries on loans	2,823	2,634	11,287	11,051

Net loan losses	7,875	9,056	17,980	19,893

Balance, September 30	$131,834	$129,306	$131,834	$129,306

4. Investment Securities

Investment securities, at fair value, consist of the following at September 30, 2006 and December 31, 2005.

	September 30	December 31
(In thousands)	2006	2005

Available for sale
U.S. government and federal agency obligations	$13,284	$61,803
Government-sponsored enterprise obligations	500,672	772,854
State and municipal obligations	570,255	249,018
Mortgage-backed securities	1,775,996	1,631,675
Other asset-backed securities	400,018	684,724
Other debt securities	36,047	40,017
Equity securities	236,801	227,810
Trading	7,770	24,959
Non-marketable	87,301	77,321

Total investment securities	$3,628,144	$3,770,181

Available for sale equity securities included short-term investments in money market mutual funds of $126,420,000 at September 30, 2006 and $111,736,000 at December 31, 2005. Equity securities also included common and preferred stock held by the Parent which amounted to $104,714,000 at September 30, 2006 and $111,405,000 at December 31, 2005.

Non-marketable securities included securities held for debt and regulatory purposes, which amounted to $49,351,000 and $45,417,000 at September 30, 2006 and December 31, 2005, respectively, in addition to venture capital and private equity investments, which amounted to $37,867,000 and $31,836,000 at the respective dates. During the first nine months of 2006 and 2005, net gains of $8,257,000 and $311,000, respectively, were recognized on venture capital and private equity investments, which consisted of both realized gains and fair value adjustments.

At September 30, 2006, securities carried at $2.2 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $532.5 million, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $1.7 billion at September 30, 2006.

5. Goodwill and Other Intangible Assets

The following table presents information about the Company’s amortized intangible assets which have estimable useful lives.

	September 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit premium	$12,824	$(128)	$12,696	$—	$—	$—
Mortgage servicing rights	1,107	(478)	629	522	(475)	47

Total	$13,931	$(606)	$13,325	$522	$(475)	$47

Aggregate amortization expense on intangible assets was $142,000 and $4,000, respectively, for the three month periods ended September 30, 2006 and 2005, and $146,000 and $452,000 for the nine month periods ended September 30, 2006 and 2005. Core deposit premium of $12,824,000 and mortgage servicing rights of $600,000 were recorded in conjunction with the 2006 acquisitions. Estimated annual amortization expense for the years 2006 through 2010 is as follows:

(In thousands)

2006	$540
2007	1,414
2008	1,402
2009	1,390
2010	1,390

Changes in the net carrying amount of goodwill for the year ended December 31, 2005 and the nine months ended September 30, 2006 are as follows:

(In thousands)

Balance at December 31, 2004	$48,522

Balance at December 31, 2005	$48,522
Current year acquisitions	55,932
Adjustments to prior year acquisitions	(3,521)

Balance at September 30, 2006	$100,933

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees to be received from the customer over the life of the agreement. At September 30, 2006 that net liability was $6,746,000, which will be amortized into income over the remaining life of the respective commitments. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $450,948,000 at September 30, 2006.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4,000,000 are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust I, amounting to $10,000,000, are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate based on LIBOR, which resets on a quarterly basis. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was estimated to be approximately $45,775,000 at September 30, 2006. At September 30, 2006, the Company had a recorded liability of $14,070,000 in principal and accrued interest to date, representing amounts owed to the security holders.

7. Pension

The amount of net pension cost (income) is as follows.

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands)	2006	2005	2006	2005

Service cost – benefits earned during the period	$211	$(102)	$763	$628
Interest cost on projected benefit obligation	1,157	1,176	3,539	3,516
Expected return on plan assets	(1,800)	(1,702)	(5,400)	(5,112)
Amortization of unrecognized net loss	285	311	800	871

Net periodic pension cost (income)	$(147)	$(317)	$(298)	$(97)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first nine months of 2006, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2006. The income recognized for the defined benefit pension plan for the first nine months of 2006 was primarily due to the greater than expected return on plan assets for the year ended September 30, 2005 (the valuation date).

8. Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands, except per share data)	2006	2005	2006	2005

Basic earnings per share:
Net income available to common shareholders	$54,548	$62,791	$162,825	$167,005

Weighted average basic common shares outstanding	66,701	69,244	66,746	70,106
Basic earnings per share	$.82	$.90	$2.44	$2.38

Diluted earnings per share:
Net income available to common shareholders	$54,548	$62,791	$162,825	$167,005

Weighted average common shares outstanding	66,701	69,244	66,746	70,106
Net effect of nonvested stock and the assumed exercise of stock options – based on the treasury stock method using the average market price for the respective periods	880	950	909	968

Weighted average diluted common shares outstanding	67,581	70,194	67,655	71,074

Diluted earnings per share	$.81	$.89	$2.41	$2.35

9. Comprehensive Income (Loss)

The Company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains and losses on available for sale securities.

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands)	2006	2005	2006	2005

Unrealized holding gains (losses)	$36,448	$(29,964)	$14,597	$(49,109)
Reclassification adjustment for (gains) losses included in net income	2,085	(1,089)	2,085	(4,962)

Net unrealized gains (losses) on securities	38,533	(31,053)	16,682	(54,071)
Income tax expense (benefit)	14,642	(11,800)	6,339	(20,547)

Other comprehensive income (loss)	$23,891	$(19,253)	$10,343	$(33,524)

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended September 30, 2006:
Net interest income	$95,749	$54,390	$2,381	$152,520	$(23,767)	$128,753
Provision for loan losses	7,460	512	—	7,972	(397)	7,575
Non-interest income	48,212	19,887	20,609	88,708	1,948	90,656
Non-interest expense	72,581	35,726	14,986	123,293	9,011	132,304

Income before income taxes	$63,920	$38,039	$8,004	$109,963	$(30,433)	$79,530

Three Months Ended September 30, 2005:
Net interest income	$85,479	$49,887	$1,928	$137,294	$(11,462)	$125,832
Provision for loan losses	8,377	682	—	9,059	(125)	8,934
Non-interest income	45,604	18,593	20,836	85,033	1,862	86,895
Non-interest expense	68,837	33,520	14,222	116,579	5,808	122,387

Income before income taxes	$53,869	$34,278	$8,542	$96,689	$(15,283)	$81,406

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Nine Months Ended September 30, 2006:
Net interest income	$277,413	$155,734	$7,415	$440,562	$(61,595)	$378,967
Provision for loan losses	18,427	(342)	—	18,085	(406)	17,679
Non-interest income	137,432	58,500	63,464	259,396	12,171	271,567
Non-interest expense	215,646	107,607	45,636	368,889	22,926	391,815

Income before income taxes	$180,772	$106,969	$25,243	$312,984	$(71,944)	$241,040

Nine Months Ended September 30, 2005:
Net interest income	$245,144	$143,834	$6,096	$395,074	$(20,378)	$374,696
Provision for loan losses	22,118	(2,223)	—	19,895	(3,090)	16,805
Non-interest income	127,833	54,379	61,533	243,745	8,821	252,566
Non-interest expense	207,948	102,908	43,747	354,603	14,718	369,321

Income before income taxes	$142,911	$97,528	$23,882	$264,321	$(23,185)	$241,136

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

11. Derivative Instruments

The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At September 30, 2006, the Company had entered into two interest rate swaps with a notional amount of $14,625,000, which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, the effect of these transactions on net income is minimal. The notional amount of these types of swaps at September 30, 2006 was $168,925,000. These swaps are accounted for as free-standing derivatives and changes in their fair value were recorded in other non-interest income.

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

The Company’s derivative instruments are listed below.

	September 30, 2006			December 31, 2005
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate contracts:
Swap contracts	$183,550	$1,201	$(2,083)	$162,698	$798	$(1,782)
Option contracts	6,970	11	(11)	6,970	6	(6)
Foreign exchange contracts:
Forward contracts	756	3	(1)	14,184	159	(77)
Option contracts	2,760	12	(12)	2,560	3	(3)
Mortgage loan commitments	8,109	14	(4)	5,353	12	—
Mortgage loan forward sale contracts	17,082	4	(90)	9,251	7	(18)

Total	$219,227	$1,245	$(2,201)	$201,016	$985	$(1,886)

12. Income Taxes

For the third quarter of 2006, income tax expense amounted to $24,982,000 compared to $18,615,000 in the third quarter of 2005. The effective income tax rate for the Company was 31.4% in the current quarter compared to 22.9% in the same quarter last year. For the nine months ended September 30, 2006 and 2005, income tax expense amounted to $78,215,000 and $74,131,000, resulting in effective income tax rates of 32.4% and 30.7%, respectively. The lower effective rates in 2005 occurred because the Company recognized non-recurring income tax benefits totaling $10,279,000, associated with certain corporate tax reorganization initiatives, in the third quarter of 2005.

13. Stock-Based Compensation

During 2005 and previous years, stock-based awards were issued to key employees under several stock option and award plans, all of which had been approved by shareholders. During this period, awards were comprised of stock options and nonvested stock. At December 31, 2005, these plans were replaced by the Company’s 2005 Equity Incentive Plan which was approved by shareholders on April 20, 2005. The new plan allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During the first nine months of 2006, stock-based compensation was issued in the form of stock appreciation rights (SARs) and nonvested stock, and at September 30, 2006, 3,719,678 shares remained available for issuance under the new plan. The stock-based compensation expense that has been charged against income was $1,284,000 and $1,278,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $3,363,000 and $5,356,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $482,000 and $480,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $1,262,000 and $2,010,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The decline in stock-based compensation in 2006 compared to 2005 occurred because of a change in the vesting period of certain awards granted in the first quarter of 2006, in addition to the effects of the forfeiture accounting requirements of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”, both of which are discussed below.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options and SARs on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s stock and a consideration of other qualitative factors. The Company uses historical exercise behavior and other factors to estimate the expected term of the options and SARs, which represents the period of time that the options and SARs granted are expected to be outstanding. The risk-free rate for the expected term is based on the U.S. Treasury zero coupon spot rates in effect at the time of grant.

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

	Nine Months Ended
	September 30
	2006	2005

Weighted per share average fair value at grant date	$14.08	$11.88
Assumptions:
Dividend yield	1.7%	2.0%
Volatility	21.1%	23.4%
Risk-free interest rate	4.6%	4.2%
Expected term	7.4 years	7.1 years

A summary of option activity during the first nine months of 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2006	3,412,808	$33.86

Granted	—	—
Forfeited	(6,299)	43.64
Exercised	(242,931)	24.61

Outstanding at September 30, 2006	3,163,578	$34.55	5.3 years	$50,695
Exercisable at September 30, 2006	2,817,062	$33.24	5.0 years	$48,820
Vested and expected to vest at September 30, 2006	3,156,034	$34.52	5.3 years	$50,654

A summary of SAR activity during the first nine months of 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2006	—	$—

Granted	459,450	51.75
Forfeited	(3,250)	51.55
Exercised	—	—

Outstanding at September 30, 2006	456,200	$51.75	9.4 years	$—
Exercisable at September 30, 2006	—	$—	—	$—
Vested and expected to vest at September 30, 2006	395,652	$51.75	9.4 years	$—

Additional information about stock options exercised is presented below. The SARs granted during the first nine months of 2006 are not exercisable until 2007.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2006	2005	2006	2005

Intrinsic value of options exercised	$1,350	$7,368	$6,401	$16,107
Cash received from options exercised	$1,469	$7,980	$5,927	$15,899
Tax benefit realized from options exercised	$431	$2,262	$1,178	$3,286

Nonvested stock is awarded to key employees, by action of the Board of Directors. These awards generally vest after 5 years of continued employment. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the 5 year vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards, as of September 30, 2006, and changes during the nine month period then ended is presented below.

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	163,420	$39.37

Granted	24,622	51.50
Vested	(28,503)	30.61
Forfeited	(1,658)	43.35

Nonvested at September 30, 2006	157,881	$42.80

No share awards vested during the three month period ended September 30, 2006. The total fair value (at vest date) of shares vested during the three month period ended September 30, 2005 was $113,000, and during the nine month periods ended September 30, 2006 and 2005 was $1,477,000 and $1,301,000, respectively.

As of September 30, 2006, there was $10,354,000 of total unrecognized compensation cost (net of estimated forfeitures) related to share-based arrangements for all awards. That cost is expected to be recognized over a weighted average period of 2.1 years.

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

The Company has a stock repurchase program under which 5,000,000 shares of common stock were authorized for repurchase by the Board of Directors in October 2005. At September 30, 2006, 2,506,019 shares remain available to be purchased under this authorization. A portion of shares repurchased during the next twelve months will be used to satisfy share option exercises, which are expected to range from 500,000 to 600,000 shares.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2005 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results to be attained for any other period.

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

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $43.5 million at September 30, 2006. These private equity and venture capital securities are reported at estimated fair values in the absence of readily ascertainable fair values. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Per Share Data
Net income – basic	$.82	$.90	$2.44	$2.38
Net income – diluted	.81	.89	2.41	2.35
Cash dividends	.245	.229	.735	.686
Book value			21.58	19.85
Market price			50.57	49.03
Selected Ratios
(Based on average balance sheets)
Loans to deposits	85.36%	82.67%	84.34%	80.49%
Non-interest bearing deposits to total deposits	5.76	5.78	5.78	6.34
Equity to loans	14.48	15.96	14.58	16.36
Equity to deposits	12.36	13.19	12.29	13.17
Equity to total assets	9.59	9.83	9.66	9.90
Return on total assets	1.50	1.78	1.56	1.59
Return on total stockholders’ equity	15.64	18.12	16.12	16.09
(Based on end-of-period data)
Efficiency ratio*	61.16	57.61	61.05	59.30
Tier I capital ratio			11.42	11.65
Total capital ratio			12.73	12.99
Leverage ratio			9.47	9.44

*	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding net securities gains/losses).

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Net interest income	$128,753	$125,832	2.3%	$378,967	$374,696	1.1%
Provision for loan losses	(7,575)	(8,934)	(15.2)	(17,679)	(16,805)	5.2
Non-interest income	90,656	86,895	4.3	271,567	252,566	7.5
Non-interest expense	(132,304)	(122,387)	8.1	(391,815)	(369,321)	6.1
Income taxes	(24,982)	(18,615)	34.2	(78,215)	(74,131)	5.5

Net income	$54,548	$62,791	(13.1)%	$162,825	$167,005	(2.5)%

For the quarter ended September 30, 2006, net income amounted to $54.5 million, a decrease of $8.2 million, or 13.1%, from the third quarter of the previous year. Excluding non-recurring tax benefits of $10.3 million, or $.14 per share, recorded in the third quarter of 2005, net income in the current quarter increased 3.9% over the same period last year. For the current quarter, the annualized return on average assets was 1.50%, the annualized return on average equity was 15.64%, and the efficiency ratio was 61.16%. Compared to the third quarter of last year, net interest income increased 2.3%, while non-interest income grew 4.3%, with increases in bank card and trust fee income and higher gains on venture capital investments. Additionally, the provision for loan losses amounted to $7.6 million for the quarter, while non-interest expense grew by 8.1%. Diluted earnings per share was $.81, a decrease of 9.0% from $.89 per share in the third quarter of 2005.

Net income for the first nine months of 2006 was $162.8 million, a $4.2 million, or 2.5%, decrease from the first nine months of 2005. The decrease in net income was primarily due to the non-recurring tax benefits mentioned above, a 6.1% increase in non-interest expense and an increase in the provision for loan losses. These effects were partly offset by a 7.5% increase in non-interest income and an improvement in net interest income. Diluted earnings per share increased 2.6% to $2.41, compared to $2.35 for the first nine months of last year. For the nine months ended September 30, 2006, the annualized return on average assets was 1.56%, the annualized return on average equity was 16.12%, and the efficiency ratio was 61.05%.

On July 21, 2006, Commerce Bank, N.A., (Missouri) (the Bank), a subsidiary of the Company, acquired the banking business of Boone National Savings and Loan Association (Boone). Boone operated four branches in Columbia, Missouri, and loan production offices in Ashland and Lake Ozark, Missouri. The Bank acquired loans and deposits of $126.4 million and $100.9 million, respectively, assumed debt of $26.7 million, and paid a purchase price premium of $19.1 million in cash. Goodwill of $15.6 million, core deposit premium of $2.6 million and mortgage servicing rights of $300 thousand were recorded as a result of the transaction.

On September 1, 2006, the Company completed the acquisition of West Pointe Bancorp, Inc. (West Pointe) in Belleville, Illinois, which was purchased for $13.1 million in cash and 1.4 million shares of Company stock valued at $67.5 million. The Company’s acquisition of West Pointe added $505.8 million in assets, with $255.0 million in loans, $380.9 million in deposits, and five branch locations. Certain intangible assets were recognized as a result of the transaction, consisting of $40.4 million of goodwill, $10.3 million of core deposit premium, and $300 thousand of mortgage servicing rights. West Pointe is located on the Illinois side of the metropolitan St. Louis region. The Company expects this acquisition will enhance its geographic position in the St. Louis region as well as creating efficiencies in its overall operation.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30, 2006 vs. 2005			September 30, 2006 vs. 2005
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$14,731	$24,197	$38,928	$34,929	$71,520	$106,449
Investment securities:
U.S. government and federal agency securities	(2,864)	154	(2,710)	(12,733)	(1,281)	(14,014)
State and municipal obligations	3,211	378	3,589	8,366	354	8,720
Mortgage and asset-backed securities	(7,660)	1,302	(6,358)	(20,650)	4,652	(15,998)
Other securities	(10)	1,198	1,188	(31)	3,647	3,616

Total interest on investment securities	(7,323)	3,032	(4,291)	(25,048)	7,372	(17,676)

Federal funds sold and securities purchased under agreements to resell	3,380	504	3,884	2,058	3,502	5,560

Total interest income	10,788	27,733	38,521	11,939	82,394	94,333

Interest expense:
Deposits:
Savings	(8)	256	248	(39)	717	678
Interest checking and money market	256	11,336	11,592	(245)	31,367	31,122
Time open & C.D.’s of less than $100,000	3,081	6,806	9,887	6,229	17,394	23,623
Time open & C.D.’s of $100,000 and over	3,426	4,871	8,297	6,604	14,461	21,065

Total interest on deposits	6,755	23,269	30,024	12,549	63,939	76,488

Federal funds purchased and securities sold under agreements to repurchase	(2,219)	8,291	6,072	(7,711)	20,807	13,096
Other borrowings	(1,745)	463	(1,282)	(3,964)	1,947	(2,017)

Total interest expense	2,791	32,023	34,814	874	86,693	87,567

Net interest income, fully taxable equivalent basis	$7,997	$(4,290)	$3,707	$11,065	$(4,299)	$6,766

Net interest income in the third quarter of 2006 amounted to $128.8 million, an increase of $2.9 million, or 2.3%, compared to the third quarter of last year. The increase in net interest income was the result of higher rates earned on both the loan and investment securities portfolios coupled with increased average loan balances. These increases to net interest income were partly offset by increased volume and rates paid on interest bearing deposits and higher rates on borrowings. During the third quarter of 2006, the tax equivalent net yield on earning assets was 3.84%, compared with 3.86% in the same quarter last year. For the nine months ended September 30, 2006, net interest income was $379.0 million, a $4.3 million increase over net interest income of $374.7 million in the same period of 2005. The net yield on earning assets improved by 7 basis points during the nine months ended September 30, 2006 to 3.93%, compared with 3.86% in the same period last year.

Total interest income increased $37.7 million, or 21.1%, over the third quarter of 2005. The increase was the result of higher interest income earned on loans, which increased $38.7 million, or 28.8%. The growth in loan interest income was due to an increase of 101 basis points in average rates earned in addition to an increase of $938.3 million in average loan balances. Approximately $178.6 million of the increase in the average balance was due to the bank acquisitions in the third quarter of 2006, as mentioned earlier in this discussion. These acquisitions contributed approximately $3.4 million in interest income on loans during the quarter. Investment securities quarterly average balance decreased $752.8 million compared to the prior year, which resulted in a decrease in interest income of approximately $7.3 million. Partly offsetting this decrease was a 37 basis point increase in rates earned on investment securities and an increase in the average balance of federal funds sold and repurchase agreements. The average tax equivalent yield on interest earning assets was 6.42% in the third quarter of 2006 compared to 5.46% in the third quarter of 2005.

Total interest income for the nine months ended September 30, 2006 increased $91.9 million, or 17.9%, compared to the nine months ended September 30, 2005. The increase reflects similar trends as noted in the quarterly comparison above. Higher average rates earned on higher loan balances contributed an increase of $106.4 million to tax equivalent interest income. The rate increase was a result of increases in the federal funds rate initiated by the Federal Reserve throughout 2005 and 2006. Tax equivalent securities interest income declined $17.7 million primarily due to lower average balances, as proceeds from maturities and pay downs were shifted to fund loan growth and reduce borrowings. Average tax equivalent yields on total interest earning assets for the nine months ended September 30 were 6.24% in 2006 and 5.27% in 2005.

Total interest expense increased $34.8 million, or 65.9%, compared to the third quarter of 2005. This increase was primarily the result of higher average rates of 103 basis points paid on all deposit products, coupled with an increase in average balances of $729.3 million, or 7.4%. Bank acquisitions occurring in the third quarter of 2006 increased quarterly average deposit balances by $198.6 million. Rates on overnight borrowings also increased, causing interest expense on federal funds purchased and securities sold under agreements to repurchase to increase $8.3 million. This was partially offset by a decrease in average balances of $143.1 million, or 8.3%. Average rates paid on all interest bearing liabilities increased to 2.83% in the third quarter of 2006 compared to 1.76% in the third quarter of 2005.

For the nine months ended September 30, 2006, total interest expense increased $87.7 million, or 63.7%, compared with the same period in 2005. Most of the increase resulted from a 93 basis point increase in average rates paid on deposit balances and a 188 basis point increase in average rates paid on federal funds purchased and repurchase agreements. Also contributing to the increase were higher average balances in certificates of deposit, partly offset by lower average borrowings. Average balances of federal funds purchased and repurchase agreements decreased by $278.5 million, or 17.2%. Increases in rates paid on interest bearing liabilities were a result of the rate increases initiated by the Federal Reserve as mentioned above. The overall average cost of total interest bearing liabilities was 2.53% for the nine months ended 2006 compared to 1.55% for the same period in 2005.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

				Nine Months Ended
	Three Months Ended September 30			September 30
(Dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Deposit account charges and other fees	$29,723	$31,117	(4.5)%	$86,130	$82,894	3.9%
Bank card transaction fees	24,187	21,981	10.0	69,453	62,783	10.6
Trust fees	17,805	17,353	2.6	53,616	50,787	5.6
Trading account profits and commissions	1,639	2,335	(29.8)	6,214	7,399	(16.0)
Consumer brokerage services	2,476	2,440	1.5	7,636	7,603	.4
Loan fees and sales	1,956	2,397	(18.4)	8,444	10,642	(20.7)
Investment securities gains, net	3,324	289	N.M.	9,011	5,273	70.9
Other	9,546	8,983	6.3	31,063	25,185	23.3

Total non-interest income	$90,656	$86,895	4.3%	$271,567	$252,566	7.5%

Non-interest income as a % of total revenue*	40.4%	40.8%		40.9%	39.8%

*	Total revenue is calculated as net interest income plus non-interest income, excluding net securities gains/losses.

For the third quarter of 2006 total non-interest income amounted to $90.7 million, an increase of 4.3% compared with $86.9 million in the same quarter last year. This growth was mainly the result of higher bank card and trust fee income and higher gains on venture capital investments, which was partly offset by lower deposit account fees and lower gains on sales of student loans. Deposit account fees decreased $1.4 million, or 4.5%, compared with the third quarter of 2005, mainly due to lower fees earned on deposit account overdrafts, which were down $1.2 million, or 5.5%. This decline from last year was the result of lower overdraft transaction volumes, offset by higher unit prices. Bank card fees for the quarter increased $2.2 million, or 10.0%, over the same period last year, due mainly to continued growth in fees earned on debit and corporate card transactions, which grew by 21.7% and 18.9%, respectively. Trust fees for the quarter increased $452 thousand, or 2.6%, mainly as a result of higher fees on personal and corporate trust accounts. Bond trading income declined $696 thousand from amounts recorded in the same period last year, while consumer brokerage services revenue increased slightly. Loan fees and sales decreased by $441 thousand, as gains on student loan sales declined from $1.1 million in the third quarter of 2005 to $900 thousand in 2006. Other non-interest income increased $563 thousand over the same period last year as a result of increased income on leasing activities and higher sweep, ATM and check sale fees.

Non-interest income for the nine months ended September 30, 2006 was $271.6 million compared to $252.6 million in the first nine months of 2005, resulting in a $19.0 million, or 7.5% increase. Deposit account fees rose $3.2 million, or 3.9%, as a result of higher deposit account overdraft fees, which grew $4.6 million, or 8.1%. This growth was partly offset by lower cash management revenue and lower deposit account service charges. Bank card fees rose $6.7 million, or 10.6% overall, due to increases of 19.0% and 23.4%, respectively, in debit and corporate card transaction fees. Trust fees rose $2.8 million, or 5.6%, due to a 5.3% increase in personal trust account fees. Bond trading income fell $1.2 million due to lower sales activity, while consumer brokerage income was relatively flat. Loan fees and sales decreased by $2.2 million as gains on student loan sales declined from $7.0 million in the first nine months of 2005 to $5.4 million in 2006. Other non-interest income rose $5.9 million, which included growth of $1.8 million in lease-related income, in addition to $1.2 million in non-recurring income from a Parent company equity investment.

During the current quarter, net securities gains amounted to $3.3 million compared with $289 thousand in the same period last year. Included in the third quarter results was a gain of $2.2 million on the sale of MasterCard Inc. restricted shares recently received by the Company, as well as realized gains and fair value adjustments of $3.3 million on venture capital and private equity investments held by the Company’s majority-owned venture capital subsidiaries. Minority interest related to the private equity gains totaled $507 thousand for the third quarter of 2006 and was reported in other non-interest expense. In addition, the Company sold certain asset-backed securities this quarter and recorded a loss of $2.1 million. On a year to date basis, total net securities gains amounted to $9.0 million and $5.3 million in the first nine months of 2006 and 2005, respectively. Included in these amounts were realized gains and fair value adjustments on venture capital and private equity investments, which totaled $8.3 million in the first nine months of 2006 compared with $311 thousand recorded in the first nine months of 2005.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	September 30			September 30
(Dollars in thousands)	2006	2005	% Change	2006	2005	% Change

Salaries and employee benefits	$72,169	$66,682	8.2%	$215,133	$204,447	5.2%
Net occupancy	11,009	10,277	7.1	32,216	29,582	8.9
Equipment	7,109	5,838	21.8	19,129	17,230	11.0
Supplies and communication	8,073	8,458	(4.6)	24,338	24,928	(2.4)
Data processing and software	12,904	12,108	6.6	37,928	35,632	6.4
Marketing	4,397	4,486	(2.0)	13,372	13,035	2.6
Other	16,643	14,538	14.5	49,699	44,467	11.8

Total non-interest expense	$132,304	$122,387	8.1%	$391,815	$369,321	6.1%

Non-interest expense for the current quarter amounted to $132.3 million, which represented an increase of $9.9 million, or 8.1%, over the expense recorded in the third quarter of last year. Compared with the third quarter of last year, salaries and benefits expense increased $5.5 million, or 8.2%, mainly as a result of higher full-time salaries (partly due to bank acquisitions in the third quarter of 2006) and higher medical insurance costs, which were up $1.4 million over the same period last year. Occupancy costs grew $732 thousand, or 7.1%, over the same quarter last year, mainly as a result of higher depreciation expense and outside rent expense. Equipment expense increased $1.3 million, or 21.8%, due in part to equipment moving costs associated with the relocation of a check processing function in the third quarter of 2006. Data processing expenses increased 6.6% due to higher software amortization charges, while lower telephone and network costs resulted in a reduction in overall supplies and communication costs of 4.6%. The increase in other expense over the same quarter last year resulted from higher costs for minority interests (related to private equity investment gains), operating lease depreciation, and legal and professional costs.

Non-interest expense increased $22.5 million, or 6.1%, over the first nine months of 2005. Salaries and benefits expense grew $10.7 million, or 5.2%, due to normal merit increases and higher costs for incentive compensation, medical insurance and payroll taxes. Partly offsetting these increases was a decline in stock-based compensation of $2.0 million, which resulted from the 2006 adoption of FAS 123R estimated forfeiture accounting requirements and a slightly longer vesting period for 2006 grants. FAS 123R is discussed further in the Stock-Based Compensation note to the consolidated financial statements. Full-time equivalent employees totaled 4,900 and 4,827 at September 30, 2006 and 2005, respectively. Occupancy costs grew by $2.6 million, or 8.9%, over the same period last year, mainly as a result of additional depreciation expense on two new office buildings and higher real estate taxes, partly offset by an increase in tenant rent received on several office buildings. In addition, in 2006 the Company recorded an asbestos abatement obligation on an office building in downtown Kansas City, which increased occupancy expense by $834 thousand. Equipment expense increased $1.9 million, or 11.0%, mainly due to equipment depreciation expense and the relocation of the check processing function mentioned above. Data processing and software expense increased $2.3 million, or 6.4%, due to higher bank card processing fees, online banking fees and software amortization expense. Smaller variances occurred in marketing, which increased $337 thousand, and supplies and communication which declined $590 thousand. Other non-interest expense increased $5.2 million due to increases in legal and professional fees, operating lease depreciation, and minority interest expense relating to private equity investment gains. Partly offsetting these increases was a reduction in miscellaneous operating losses.

Provision and Allowance for Loan Losses

				Nine Months Ended
	Three Months Ended			September 30
(Dollars in thousands)	Sept. 30, 2006	Sept. 30, 2005	June 30, 2006	2006	2005

Provision for loan losses	$7,575	$8,934	$5,672	$17,679	$16,805

Net loan charge-offs (recoveries):
Business	125	133	259	(697)	(2,536)
Credit card	4,588	5,879	4,387	12,723	15,906
Personal banking*	1,924	1,837	446	4,019	5,259
Real estate	175	492	80	—	267
Overdrafts	1,063	715	522	1,935	997

Total net loan charge-offs	$7,875	$9,056	$5,694	$17,980	$19,893

Annualized total net charge-offs as a percentage of average loans	.33%	.42%	.25%	.26%	.31%

*	Includes consumer, student and home equity loans

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

Net loan charge-offs for the third quarter of 2006 were $7.9 million, compared with $5.7 million in the prior quarter and $9.1 million in the third quarter of last year. The decrease in net charge-offs in the third quarter of 2006 compared to the previous year was primarily due to decreases in credit card loan charge-offs. The decline was mainly the result of the 2005 change in bankruptcy rules, whereby the Company saw noticeably higher levels of personal banking and credit card loan charge-offs in the third and fourth quarters of 2005. Also because of this, net charge-offs of personal banking and credit card loans in the first and second quarters of 2006 remained at lower levels. Third quarter 2006 net charge-offs increased over the second quarter of 2006 due to increases in net charge-offs of personal banking loans and overdrafts, as these charge-offs are returning to more normal levels. For the third quarter of 2006, annualized net charge-offs on average credit card loans were 3.00%, compared with 4.19% in the same quarter last year and 3.01% in the second quarter of 2006. The provision for loan losses for the current quarter totaled $7.6 million, an increase of $1.9 million compared to the second quarter of 2006 and a $1.4 million decrease compared to the third quarter of 2005. The amount of the provision to expense in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process.

Net charge-offs during the nine months ended September 30, 2006 amounted to $18.0 million, compared to $19.9 million in the comparable prior period. The decline occurred because of lower credit card and personal banking loan charge-offs in 2006, offset by lower business loan recoveries in 2006. The annualized net charge-off ratios were .26% in the nine months ended September 30, 2006 and .31% in the same period in 2005. The provision for loan losses was $17.7 million in the nine months of 2006 compared to $16.8 million in the same period in 2005.

The allowance for loan losses at September 30, 2006 was $131.8 million, or 1.34% of total loans, compared to $128.4 million, or 1.44%, at December 31, 2005 and $129.3 million, or 1.48%, at September 30, 2005. The increase in the allowance at September 30, 2006 compared to September 30, 2005 was the result of additional loan loss reserves acquired in the bank acquisitions during the third quarter of 2006. The decrease in the allowance as a percentage of total loans resulted from higher average loan balances. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2006.

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

	September 30	December 31
(Dollars in thousands)	2006	2005

Non-accrual loans	$18,845	$9,845
Foreclosed real estate	1,379	1,868

Total non-performing assets	$20,224	$11,713

Non-performing assets to total loans	.21%	.13%
Non-performing assets to total assets	.13%	.08%

Loans past due 90 days and still accruing interest	$16,251	$14,088

Non-accrual loans, which are also considered impaired, totaled $18.8 million at September 30, 2006, and increased $9.0 million over amounts recorded at December 31, 2005. Business real estate non-accrual loans increased $7.9 million, mainly due to loans relating to two borrowers which were placed on non-accrual status in June and August of 2006. Business non-accrual loans increased $2.0 million, and included $1.6 million in business loans obtained in the bank acquisitions during the current quarter. Partly offsetting these increases was a decline in lease-related non-accrual loans of $994 thousand. Lease-related loans comprised 9.4% of the September 30, 2006 non-accrual loan total, with the remainder primarily relating to business real estate loans (58.7%) and business loans (27.5%).

Total loans past due 90 days or more and still accruing interest amounted to $16.3 million as of September 30, 2006, and increased $2.2 million since December 31, 2005. The increase in past due loans at September 30, 2006 compared to December 31, 2005 occurred mainly because of increases of $1.8 million in business and business real estate loan delinquencies, $892 thousand in credit card loan delinquencies and $603 thousand in construction loan delinquencies, partly offset by an $892 thousand decline in personal real estate loan delinquencies.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard for regulatory purposes under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $38.5 million at September 30, 2006 compared with $52.8 million at December 31, 2005. The lower balance at September 30, 2006 resulted primarily from customer payments or improvements in assigned credit grade.

Income Taxes

Income tax expense was $25.0 million in the third quarter of 2006, compared to $27.4 million in the second quarter of 2006 and $18.6 million in the third quarter of 2005. The effective income tax rate on income from operations was 31.4% in the third quarter of 2006, compared with 33.1% in the second quarter of 2006 and 22.9% in the third quarter of 2005. Income tax expense was $78.2 million in the first nine months of 2006 compared to $74.1 million in the previous year, resulting in effective income tax rates of 32.4% and 30.7%, respectively.

Effective tax rates were higher in 2006 compared to 2005 due to the recognition of tax benefits of $10.3 million in the third quarter of 2005, associated with certain corporate tax reorganization initiatives, which did not reoccur in 2006. The resulting increase in 2006 tax expense was partially offset by interest earned on higher average balances in tax exempt state and municipal investment securities, coupled with higher levels of income from the Company’s real estate investment trust subsidiaries, which are not taxable in some states.

Financial Condition

Balance Sheet

Total period end assets of the Company were $15.2 billion at September 30, 2006 compared to $13.9 billion at December 31, 2005. Approximately $653.0 million of the increase was due to the Boone and West Pointe acquisitions in the third quarter of 2006, as mentioned earlier in this discussion. Earning assets at September 30, 2006 were $13.9 billion and consisted of 71% loans and 26% investment securities, compared to $12.8 billion at December 31, 2005.

Loans at September 30, 2006 were $9.8 billion compared to $8.9 billion at December 31, 2005, or an increase of 10.5%. Approximately $371.5 million of the increase was a result of the two acquisitions in the third quarter. Excluding the acquisitions, business loans increased $157.0 million (6.2%), construction loans increased $142.2 million (33.5%), business real estate loans increased $117.8 million (6.1%), personal real estate increased $61.6 million (4.5%) and consumer banking loans increased $97.4 million (7.6%). Growth in business loans reflected new business and increased borrowings by existing customers. Consumer loan growth reflected increased demand for marine, recreational vehicle and fixed rate home equity loans. Student loans declined $42.3 million mainly due to planned sales from the portfolio during 2006.

During the third quarter of 2006, average loans increased $318.7 million, or 3.5%, compared to the second quarter of 2006 and increased $938.3 million, or 10.9%, compared to the third quarter of 2005. Bank acquisitions contributed $178.6 million to the third quarter 2006 average balance. Average loan balances increased $780.2 million during the nine months ended September 30, 2006 compared to the same period in 2005, or an increase of 9.2%.

Available for sale investment securities, excluding fair value adjustments, decreased $151.5 million at September 30, 2006 compared to December 31, 2005 as the Company continued to reduce its investment securities portfolio. In the third quarter 2006, approximately $145.8 million of securities were sold resulting in a pre-tax loss on sale of securities of $2.1 million. Since December 31, 2005, sales, maturities and principal paydowns of securities totaled $1.0 billion. During the same period, purchases of securities totaled $860.1 million, of which $152.7 million was purchased in the West Pointe acquisition during the third quarter of 2006.

On an average basis, available for sale investment securities, excluding fair value adjustments, declined $890.7 million during the nine months ended 2006 compared to 2005. This decline was mainly the result of reductions in government and agency securities (declined $449.2 million) and mortgage and asset-backed securities (declined $683.4 million). These decreases were partially offset by an increase of $260.7 million in state and municipal obligations.

Goodwill increased to $100.9 million from $48.5 million at December 31, 2005 due to the acquisitions during the third quarter of 2006. The purchase of the banking business of Boone on July 21, 2006 resulted in $15.6 million in goodwill and $2.6 million in core deposit premium. The purchase of West Pointe on September 1, 2006 resulted in goodwill of approximately $40.4 million and $10.3 million in core deposit premium. Additionally, goodwill was reduced $3.5 million during the quarter due to an adjustment of the purchase price allocation relating to The Vaughn Group, Inc. acquisition of 2003. This adjustment related to the final settlement of uncertain tax issues existing at the time of the acquisition.

Total deposits increased by $712.6 million, or 6.6%, at September 30, 2006 compared to December 31, 2005. Acquisitions in the third quarter contributed $471.3 million to the increase. Excluding the acquisitions, deposits increased $241.3 million, or 2.2%, over year end 2005 balances due primarily to increases of $447.3 million in certificate of deposit accounts and $218.7 million in money market accounts, offset by decreases of $248.3 million in demand deposit accounts and $167.6 million in interest checking accounts.

On an average basis, total deposits increased $444.0 million, or 4.2%, during the nine months ended 2006 compared to the same period in 2005, mainly due to increases of $287.5 million in retail certificates of deposit and $299.1 million in jumbo certificates of deposit, partly offset by declines of $33.5 million in non-interest bearing demand accounts and $67.7 million in money market accounts.

Compared to 2005 year end balances, period end balances of federal funds purchased at September 30, 2006 decreased $238.7 million and repurchase agreements increased $681.2 million. The increase in repurchase agreements was a result of increased customer activity, coupled with the purchase of $500.0 million in structured repurchase agreements with features that mitigate interest rate risk. The increase in repurchase agreement borrowings reduced overnight federal funds purchased. Federal Home Loan Bank borrowings decreased $111.5 million at September 30, 2006 compared to December 31, 2005. Additional borrowings of $26.7 million from the Federal Home Loan Bank were assumed in the third quarter of 2006 as a result of the Boone acquisition. The overall decrease in other borrowings was primarily a result of scheduled repayments. Average total borrowings decreased $448.9 million, or 22.4%, during the nine months ended September 30, 2006 compared to the same period of 2005.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $495.3 million at September 30, 2006. These investments normally have overnight maturities and are used for general daily liquidity and collateral purposes. The fair value of the available for sale investment portfolio was $3.5 billion at September 30, 2006, and included an unrealized gain of $10.4 million. The portfolio includes maturities of approximately $688 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. At September 30, 2006, total investment securities pledged for these purposes comprised 60% of the total investment portfolio, leaving $1.4 billion of unpledged securities.

	September 30	June 30	December 31
(In thousands)	2006	2006	2005

Liquid assets:
Federal funds sold	$46,240	$112,072	$108,862
Securities purchased under agreements to resell	449,022	125,000	20,000
Available for sale investment securities	3,533,073	3,337,477	3,667,901

Total	$4,028,335	$3,574,549	$3,796,763

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2006, such deposits totaled $7.9 billion and represented 68.4% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.4 billion at September 30, 2006. These accounts are normally considered more volatile and higher costing, but comprised just 11.8% of total deposits at September 30, 2006.

	September 30	June 30	December 31
(In thousands)	2006	2006	2005

Core deposit base:
Non-interest bearing demand	$1,205,193	$1,326,787	$1,399,934
Interest checking	424,590	463,640	511,583
Savings and money market	6,280,089	5,975,428	5,978,743

Total	$7,909,872	$7,765,855	$7,890,260

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.8 billion at September 30, 2006. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit. Securities sold under agreements to repurchase are comprised of both non-insured customer funds secured by a portion of the Company’s investment portfolio, totaling $658.1 million at September 30, 2006, and structured repurchase agreements of $500.0 million purchased in the third quarter of 2006 from an upstream financial institution. The structured repurchase agreements have a term of 4 years with a LIBOR-based floating interest rate and an embedded floor. The Company’s long-term debt is relatively small compared to its overall liability position. It is comprised mainly of advances from the Federal Home Loan Bank of Des Moines (FHLB), which totaled $140.3 million at September 30, 2006. Most of these advances have floating rates and mature in 2006. The Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Of this amount, $10.3 million was assumed in the third quarter of 2006 as a result of the West Pointe acquisition. Other outstanding long-term borrowings relate mainly to the Company’s leasing and venture capital operations.

	September 30	June 30	December 31
(In thousands)	2006	2006	2005

Borrowings:
Federal funds purchased	$610,765	$1,005,430	$849,504
Securities sold under agreements to repurchase	1,158,134	581,081	476,923
FHLB advances	140,260	128,689	251,776
Subordinated debentures	14,310	4,000	4,000
Other long-term debt	11,802	12,230	13,614

Total	$1,935,271	$1,731,430	$1,595,817

In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound short-term commercial paper ratings of A-1 from Standard & Poor’s and Prime-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $312.5 million in loans and $520.6 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.

Cash and cash equivalents (defined as “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying balance sheets) was $975.2 million at September 30, 2006 compared to $674.1 million at December 31, 2005. The $301.1 million increase resulted from changes in the various cash flows produced by the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for September 30, 2006. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $296.0 million during the first nine months of 2006. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities and changes in the level of the loan portfolio, used total cash of $395.7 million. Most of the cash outflow was due to $607.1 million in loan growth and $722.9 million in purchases of investment securities, partly offset by $975.4 million in sales, maturities and pay downs. Financing activities provided cash of $400.7 million, resulting from a $415.1 million increase in overnight borrowings and an increase of $247.6 million in deposits. Partly offsetting these cash inflows was a reduction of $139.9 million in long-term borrowings. In addition, cash of $79.9 million was required by the Company’s treasury stock repurchase program, and cash dividend payments were $49.3 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company maintains regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			for Well-
	September 30	December 31	Capitalized
(Dollars in thousands)	2006	2005	Banks

Risk-adjusted assets	$11,877,647	$10,611,322
Tier I capital	1,356,843	1,295,898
Total capital	1,512,549	1,446,408
Tier I capital ratio	11.42%	12.21%	6.00%
Total capital ratio	12.73%	13.63%	10.00%
Leverage ratio	9.47%	9.43%	5.00%

The Company maintains a treasury stock buyback program, and in October 2005, was authorized by the Board of Directors to repurchase up to 5,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various stock compensation programs. During the current quarter, the Company purchased 81,814 shares of treasury stock at an average cost of $50.25 per share. At September 30, 2006, 2,506,019 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.245 in the first quarter of 2006, an increase of 7% compared to the fourth quarter of 2005, and maintained the same dividend payout in the second and third quarters of 2006. The year 2006 represents the 38th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2006 totaled $7.3 billion (including approximately $3.6 billion in unused approved credit card lines of credit). In addition, the Company enters into standby and commercial letters of credit with its business customers. These contracts amounted to $450.9 million and $28.8 million, respectively, at September 30, 2006. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $6.7 million at September 30, 2006. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some are retained for use by the Company. During the first nine months of 2006, purchases and sales of tax credits amounted to $15.1 million and $15.5 million, respectively, and at September 30, 2006, outstanding purchase commitments totaled $85.9 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets. These funding commitments amounted to $2.8 million at September 30, 2006. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.1 million at September 30, 2006.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2006 and 2005. Please refer to Note 10 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Nine Months Ended
	September 30		Increase (decrease)
(Dollars in thousands)	2006	2005	Amount	Percent

Consumer	$180,772	$142,911	$37,861	26.5%
Commercial	106,969	97,528	9,441	9.7
Money management	25,243	23,882	1,361	5.7

Total segments	312,984	264,321	48,663	18.4
Other/elimination	(71,944)	(23,185)	(48,759)	N.M.

Income before income taxes	$241,040	$241,136	$(96)	—%

For the nine months ended September 30, 2006, income before income taxes for the Consumer segment increased $37.9 million, or 26.5%, compared to the same period in the prior year. The increase was mainly due to an increase of $32.3 million in net interest income, coupled with a 7.5% increase in non-interest income. The increase in net interest income resulted mainly from a $61.6 million increase in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolios, and higher loan interest income of $31.5 million, which more than offset growth of $60.6 million in deposit interest expense. The rising interest rate environment assigns a greater value, and thus income, to customer deposits in this segment. The increase in non-interest income resulted mainly from higher overdraft fees, bank card transaction fees and securities gains related to the sale of MasterCard Inc. restricted shares, partly offset by a decline in gains on sales of student loans. Non-interest expense increased $7.7 million, or 3.7%, over the previous year mainly due to higher salaries expense, occupancy expense, loan servicing costs, bank card servicing expense and assigned processing costs. These increases were partly offset by declines in corporate management fees and miscellaneous losses. Net loan charge-offs declined $3.7 million in the Consumer segment, mainly relating to personal and credit card loans.

For the nine months ended September 30, 2006, income before income taxes for the Commercial segment increased $9.4 million, or 9.7%, compared to the same period in the previous year. Most of the increase was due to an $11.9 million, or 8.3%, increase in net interest income and a $4.1 million increase in non-interest income. Included in net interest income were higher allocated funding credits on deposits, which increased for the same reasons as mentioned in the Consumer segment above. Also, while interest on loans grew by $73.7 million, this growth was offset by higher assigned funding costs. Non-interest income increased by 7.6% over the previous year mainly as a result of higher operating lease-related income and commercial bank card transaction fees. The $4.7 million, or 4.6%, increase in non-interest expense included increases in salaries expense, operating lease depreciation, deposit account processing and bank card servicing expense. These increases were partly offset by a decline in the provision for off-balance sheet credit exposures and higher loan deferred origination costs. Net loan recoveries were $342 thousand in the first nine months of 2006 compared to net recoveries of $2.2 million in the first nine months of 2005, which also had a negative impact on the year to year comparison of the Commercial segment profitability.

Money Management segment pre-tax profitability for the first nine months of 2006 was up $1.4 million, or 5.7%, over the previous year mainly due to higher non-interest income. Non-interest income was up $1.9 million, or 3.1%, mainly in trust fees, partly offset by lower bond trading income. Net interest income, which increased 21.6% over the prior year, was higher mainly due to higher assigned funding credits attributed to the deposit portfolio of this segment. The increase in non-interest expense in the Money Management segment was mainly due to higher salaries expense, legal and professional costs and corporate management fees.

As shown in the table above, the pre-tax profitability in the Other/elimination category decreased $48.8 million in the first nine months of 2006 compared to the same period in 2005. This decrease was mainly the result of higher cost of funds charges assigned to this category related to investment securities.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The Statement permits fair value remeasurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments. For calendar year companies, the Statement is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements. Certain of the provisions of the Statement which apply to the bifurcation of embedded prepayment derivatives and the measurement of asset-backed securities at fair value are currently under review by the FASB.

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

In April 2006, the FASB issued Staff Position FIN 46(R)-6, which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities”. The Staff Position requires that variability be based on an analysis of the design of the entity, as outlined by (1) analyzing the nature of the risks in the entity and (2) determining the purpose for which the entity was created and the variability the entity is designed to create and pass to its interest holders. Prospective application of the Staff Position was effective July 1, 2006. The Company’s involvement with variable interest entities is very limited, and it does not expect that adoption of the Staff Position will have a material effect on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Prior year misstatements must be considered in quantifying misstatements in current year financial statements and if the effect of those misstatements is material to the current year, the prior year financial statements must be corrected even though such revision previously was and continues to be immaterial to the prior year financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It does not require any new fair value measurements. For calendar year companies, the Statement is effective beginning January 1, 2008. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

The FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, in September 2006. The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. For calendar year companies with publicly traded stock, the funded status must be initially recognized at December 31, 2006, while the measurement requirement is effective in 2008. The Company expects its initial recognition at December 31, 2006 of the overfunded status of its defined benefit pension plan to reduce its prepaid pension asset by approximately $18 million, increase deferred tax liabilities by $7 million, and reduce other comprehensive income by $11 million.

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. The Company does not expect the adoption of the Issue to have a material effect on the Company’s consolidated financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended September 30, 2006 and 2005

	Third Quarter 2006			Third Quarter 2005
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,709,096	$46,488	6.81%	$2,356,938	$32,675	5.50%
Real estate – construction	582,542	11,333	7.72	518,638	7,970	6.10
Real estate – business	2,082,020	36,672	6.99	1,775,132	26,920	6.02
Real estate – personal	1,461,996	20,994	5.70	1,366,817	18,301	5.31
Consumer	1,373,127	24,631	7.12	1,267,466	20,827	6.52
Home equity	444,979	8,738	7.79	437,359	6,991	6.34
Student	278,960	4,946	7.03	321,283	4,111	5.08
Credit card	606,882	20,030	13.09	556,235	17,109	12.20
Overdrafts	13,548	—	—	14,973	—	—

Total loans	9,553,150	173,832	7.22	8,614,841	134,904	6.21

Investment securities:
U.S. government and federal agency	591,513	5,331	3.58	918,993	8,041	3.47
State and municipal obligations(A)	472,029	5,331	4.48	164,282	1,742	4.21
Mortgage and asset-backed securities	2,171,567	23,976	4.38	2,905,599	30,334	4.14
Trading securities	14,223	164	4.57	10,696	108	4.01
Other marketable securities(A)	213,483	3,045	5.66	221,623	2,615	4.68
Non-marketable securities	86,230	1,415	6.51	80,613	713	3.51

Total investment securities	3,549,045	39,262	4.39	4,301,806	43,553	4.02

Federal funds sold and securities purchased under agreements to resell	378,404	5,079	5.33	126,930	1,195	3.74

Total interest earning assets	13,480,599	218,173	6.42	13,043,577	179,652	5.46

Less allowance for loan losses	(129,567)			(128,228)
Unrealized gain (loss) on investment securities	(16,049)			19,786
Cash and due from banks	461,447			478,428
Land, buildings and equipment, net	377,423			376,289
Other assets	257,938			197,053

Total assets	$14,431,791			$13,986,905

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$393,732	566	.57	$404,019	318	.31
Interest checking and money market	6,678,352	25,735	1.53	6,759,046	14,143	.83
Time open and C.D.’s of less than $100,000	2,155,446	23,238	4.28	1,752,749	13,351	3.02
Time open and C.D.’s of $100,000 and over	1,320,235	15,706	4.72	902,654	7,409	3.26

Total interest bearing deposits	10,547,765	65,245	2.45	9,818,468	35,221	1.42

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,580,998	20,287	5.09	1,724,082	14,215	3.27
Other borrowings(B)	163,152	2,020	4.91	370,961	3,302	3.53

Total borrowings	1,744,150	22,307	5.07	2,095,043	17,517	3.32

Total interest bearing liabilities	12,291,915	87,552	2.83%	11,913,511	52,738	1.76%

Non-interest bearing demand deposits	644,103			602,016
Other liabilities	112,189			96,667
Stockholders’ equity	1,383,584			1,374,711

Total liabilities and equity	$14,431,791			$13,986,905

Net interest margin (T/E)		$130,621			$126,914

Net yield on interest earning assets			3.84%			3.86%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 2006 and 2005

	Nine Months 2006			Nine Months 2005
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,649,218	$129,102	6.52%	$2,303,147	$89,577	5.20%
Real estate – construction	511,236	28,288	7.40	480,207	20,410	5.68
Real estate – business	2,017,312	102,133	6.77	1,766,452	76,262	5.77
Real estate – personal	1,398,341	58,918	5.63	1,348,798	53,452	5.30
Consumer	1,331,847	69,111	6.94	1,228,911	58,877	6.41
Home equity	446,079	25,085	7.52	424,209	18,762	5.91
Student	307,857	15,519	6.74	368,168	12,728	4.62
Credit card	589,750	57,452	13.02	552,416	49,091	11.88
Overdrafts	15,142	—	—	14,302	—	—

Total loans	9,266,782	485,608	7.01	8,486,610	379,159	5.97

Investment securities:
U.S. government and federal agency	690,321	18,285	3.54	1,139,490	32,299	3.79
State and municipal obligations(A)	360,936	11,950	4.43	100,210	3,230	4.31
Mortgage and asset-backed securities	2,209,689	71,481	4.33	2,893,077	87,479	4.04
Trading securities	18,109	587	4.33	9,974	288	3.86
Other marketable securities(A)	200,656	8,190	5.46	219,528	6,386	3.89
Non-marketable securities	85,640	4,332	6.76	77,825	2,819	4.84

Total investment securities	3,565,351	114,825	4.31	4,440,104	132,501	3.99

Federal funds sold and securities purchased under agreements to resell	221,802	8,503	5.13	119,171	2,943	3.30

Total interest earning assets	13,053,935	608,936	6.24	13,045,885	514,603	5.27

Less allowance for loan losses	(128,692)			(130,018)
Unrealized gain (loss) on investment securities	(15,417)			31,187
Cash and due from banks	470,835			513,569
Land, buildings and equipment, net	372,072			366,952
Other assets	229,377			199,298

Total assets	$13,982,110			$14,026,873

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$391,556	1,631	.56	$408,308	953	.31
Interest checking and money market	6,668,411	67,279	1.35	6,760,803	36,157	.72
Time open and C.D.’s of less than $100,000	2,004,486	59,417	3.96	1,716,942	35,794	2.79
Time open and C.D.’s of $100,000 and over	1,287,974	42,799	4.44	988,865	21,734	2.94

Total interest bearing deposits	10,352,427	171,126	2.21	9,874,918	94,638	1.28

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,341,879	46,892	4.67	1,620,341	33,796	2.79
Other borrowings(B)	209,378	7,200	4.60	379,860	9,217	3.24

Total borrowings	1,551,257	54,092	4.66	2,000,201	43,013	2.88

Total interest bearing liabilities	11,903,684	225,218	2.53%	11,875,119	137,651	1.55%

Non-interest bearing demand deposits	635,309			668,827
Other liabilities	92,475			94,822
Stockholders’ equity	1,350,642			1,388,105

Total liabilities and equity	$13,982,110			$14,026,873

Net interest margin (T/E)		$383,718			$376,952

Net yield on interest earning assets			3.93%			3.86%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in the Company’s 2005 Annual Report on Form 10-K.

The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	September 30, 2006		June 30, 2006		December 31, 2005
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(4.6)	(.86)%	$(5.1)	(1.00)%	$(5.8)	(1.14)%
100 basis points rising	(1.3)	(.24)	(1.7)	(.32)	(1.9)	(.37)
100 basis points falling	(.5)	(.09)	(.9)	(.19)	(1.7)	(.33)
200 basis points falling	(1.5)	(.29)	(3.6)	(.71)	(4.7)	(.93)

The table reflects a slight decrease in the exposure of the Company’s net interest income to declining rates during the third quarter of 2006. As of September 30, 2006, under a 200 basis point falling rate scenario, net interest income is expected to decrease by $1.5 million (.29%), compared with a decline of $3.6 million at June 30, 2006 and a decline of $4.7 million at December 31, 2005. Under a 100 basis point decrease, as of September 30, 2006 net interest income is expected to decline $500 thousand compared with declines of $900 thousand at June 30, 2006 and $1.7 million at December 31, 2005. The Company’s exposure to rising rates during the current quarter also declined from the prior quarter, as under a 100 basis point rising rate scenario net interest income would decrease by $1.3 million compared with a $1.7 million decline in the previous quarter, while under a 200 basis point increase, net interest income would decline by $4.6 million compared with $5.1 million in the prior quarter.

As shown in the table above, the Company’s interest rate simulations for this quarter reflect a slight reduction in risk to rising interest rates when compared to the previous quarters. This is partly the result of growth in variably-priced construction, commercial real estate, residential mortgage and credit card loans, coupled with growth in certificates of deposit which have fixed rates. Also, the balance sheets of both the Boone and West Pointe bank acquisitions, completed this quarter, were somewhat asset sensitive and helped reduce the Company’s risk to rising rates. Conversely, under a falling rate environment, the Company remains subject to lower levels of net interest income. However, this risk has improved somewhat this quarter as the Company increased levels of variably-priced short-term borrowings and added a structured repurchase agreement, containing an embedded floor to hedge against a reduction in rates, which averaged $288 million during the quarter. Additionally, the Company’s investment portfolio increased slightly, thus providing a strong base of fixed rate assets to the balance sheet. The Company continues to believe that its overall interest rate management has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program

July 1 – 31, 2006	2,763	$50.92	2,763	2,585,070
August 1 – 31, 2006	4,087	$50.61	4,087	2,580,983
September 1 – 30, 2006	74,964	$50.21	74,964	2,506,019

Total	81,814	$50.25	81,814	2,506,019

In October 2005, the Board of Directors approved the purchase of up to 5,000,000 shares of the Company’s common stock. At September 30, 2006, 2,506,019 shares remain available to be purchased under the current authorization.

Item 6.	EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President & Secretary

Date: November 8, 2006

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 8, 2006

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002