Form 10-K
period 2006-12-31
COMMERCE BANCSHARES INC /MO/
filed 2007-02-26
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006 — Commission File No. 0-2989

COMMERCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-0889454
(State of Incorporation)	(IRS Employer Identification No.)

1000 Walnut, Kansas City, MO (Address of principal executive offices)	64106 (Zip Code)

(816) 234-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of class

$5 Par Value Common Stock

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Yes ☐  No ☑

As of February 8, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,850,000,000.

As of February 8, 2007, there were 69,985,876 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of shareholders, which will be filed within 120 days of December 31, 2006, are incorporated by reference into Part III of this Report.

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

The Company is the largest independent bank holding company in the lower Midwest. At December 31, 2006, the Company had consolidated assets of $15.2 billion, loans of $10.0 billion, deposits of $11.7 billion, and stockholders’ equity of $1.4 billion. All of the Company’s operations conducted by subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings.

The Company’s philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards and safe, sound assets. The Company operates under a super-community banking format with a local orientation, augmented by experienced, centralized support in select critical areas. The Company’s local market orientation is reflected in its financial centers and regional advisory boards, which are comprised of local business persons, professionals and other community representatives, that assist the Company in responding to local banking needs. Despite this local market, community-based focus, the Company offers sophisticated financial products available at much larger financial institutions.

The Missouri bank is the Company’s largest, with total assets of $13.9 billion and comprising approximately 92% of the Company’s total banking assets. The bank’s facilities are located throughout Missouri, eastern Kansas, and central Illinois, including major markets in Peoria and Bloomington. The Kansas bank has total assets of $1.3 billion. It has significant operations and banking facilities in the areas of Wichita, Hays, Hutchinson, and Garden City, Kansas.

The markets these banks serve, being centrally located in the Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified with many major industries represented, including telecommunications, automobile manufacturing, aircraft manufacturing, health care, numerous service industries, food production, and agricultural production and related industries. In addition, several of the Illinois markets are located in areas with some of the most productive farmland in the world. The banks operate in areas with stable real estate markets, which in the past have avoided the volatile prices that other parts of the country have experienced.

The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. In July 2006, the Company acquired certain assets and assumed certain liabilities of the banking business of Boone National Savings and Loan Association, located in Columbia, Missouri. In September 2006, the Company completed the acquisition of the outstanding stock of West Pointe Bancorp, Inc., located in Belleville, Illinois, adjacent to St. Louis, Missouri. In December 2006, the Company announced a merger agreement with South Tulsa Financial Corporation, Tulsa, Oklahoma, which is expected to be completed in the second quarter of 2007. Prior to 2006, the Company’s most recent acquisition was in January 2003 when it purchased The Vaughn Group, Inc., a direct equipment lessor based in Cincinnati, Ohio, with a portfolio of direct financing, sales type and operating leases. For additional information on acquisition and branch disposition activity, refer to pages 15 and 62.

Operating Segments

The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, bank card activities, student lending, and discount brokerage services. It provides services through a network of 204 full-service branches, a widespread ATM network of 400 machines, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2006 this retail segment contributed 57% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, leasing, and international services, as well as business and government deposit and cash management services. In 2006 it contributed 35% of total segment pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold to individuals and institutional investors through the Capital Markets group, which is also included in this segment. At December 31, 2006 the Money Management segment managed investments with a market value of $11.5 billion and administered an additional $9.7 billion in non-managed assets. Additional information relating to operating segments can be found on pages 42 and 81.

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

The Company is required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes regular examinations of the Company and its subsidiaries. The Company’s three banking subsidiaries are organized as national banking associations and are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). All banks are also subject to regulation by the Federal Deposit Insurance Corporation (FDIC). In addition, there are numerous other federal and state laws and regulations which control the activities of the Company and its banking subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. If the Company fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain circumstances, criminal penalties. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to employ assets and maximize income.

In addition to its regulatory powers, the Federal Reserve impacts the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have a significant effect on the operating results of financial institutions, most notably on the interest rate environment in recent years. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the financial statements of the Company.

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

Substantially all of the deposits of the Company’s subsidiary banks are insured up to the applicable limits by the Bank Insurance Fund of the FDIC, generally up to $100,000 per insured depositor and up to $250,000 for retirement accounts. The banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the federal deposit insurance funds. The FDIC is not required to charge deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. During the past several years, the ratio has been above the minimum level and, accordingly, the Company has not been required to pay premiums. However, in 2006 legislation was passed reforming the bank deposit insurance system. The reform act allowed the FDIC to raise the minimum reserve ratio and allowed eligible insured institutions an initial one-time credit to be used against premiums due. As a result, beginning in 2007 the Company will be assessed insurance premiums, which in years 2007 and 2008 may be partly or totally offset by the one-time credit. The Company’s one-time credit is approximately $12 million.

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

Capital Adequacy

The Company is required to comply with the capital adequacy standards established by the Federal Reserve. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the “Total Risk-Based Capital Ratio”), with at least one-half of that amount consisting of Tier I, or core capital, and the remaining amount consisting of Tier II, or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, term subordinated debt and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2006 all of the subsidiary banks were “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 85.

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

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (The “USA Patriot Act”) was signed into law. The USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as the Company’s broker-dealer subsidiary. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Competition

The Company’s locations in regional markets throughout Missouri, Kansas and central Illinois face intense competition from hundreds of financial service providers. The Company competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and consumer lending products. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. The passage of the GLB Act, which removed barriers between banking and the securities and insurance industries, has resulted in greater competition among these industries. The Company generally competes on the basis of customer services and responsiveness to customer needs, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices.

Employees

The Company and its subsidiaries employed 4,478 persons on a full-time basis and 664 persons on a part-time basis at December 31, 2006. The Company provides a variety of benefit programs including a 401K plan as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

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

Statistical Disclosure

The information required by Securities Act Guide 3 – “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	18, 48-51
II.	Investment Portfolio	32-34, 66-69
III.	Loan Portfolio
	Types of Loans	23
	Maturities and Sensitivities of Loans to Changes in Interest Rates	23
	Risk Elements	29-32
IV.	Summary of Loan Loss Experience	26-29
V.	Deposits	48-49, 71
VI.	Return on Equity and Assets	14
VII.	Short-Term Borrowings	71-72

Item 1a. RISK FACTORS

Making or continuing an investment in securities issued by Commerce Bancshares, Inc., including our common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Commerce Bancshares, Inc.

The performance of the Company is dependent on the economic conditions of the markets in which the Company operates.

The Company’s success is heavily influenced by the general economic conditions of the states of Missouri, Kansas and central Illinois and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers in such metropolitan areas as Kansas City, St. Louis, and Springfield in Missouri, Peoria and Bloomington in Illinois, and Wichita, Kansas. Since the Company does not have significant presence in other parts of the country, a prolonged economic downturn in these markets could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to Interest Rate Risk.

The Company’s net interest income is the largest source of overall revenue to the Company, representing 59% of total revenue. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits. Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company operates in a highly competitive industry and market area.

The Company operates in the financial services industry, a rapidly changing environment having numerous competitors including other banks and insurance companies, securities dealers, brokers, trust and investment companies and mortgage bankers. The pace of consolidation among financial service providers is accelerating and there are many new changes in technology, product offerings and regulation. In the past 12 months there have been several new entrants into our markets offering competitive products. The Company must continue to make investments in its products and delivery systems to stay competitive with the industry as a whole or its financial performance may suffer.

Potential future loan losses could increase.

The Company maintains an allowance for possible loan losses that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Historical losses have been low and the Company’s credit ratios trend above industry averages, in part due to the low level of commercial credit losses. The industry has experienced very low levels of credit loss for an extended period. Should these trends change and losses increase, the statement of operations would be negatively impacted. See the section captioned “Allowance for Loan Losses” in Item 7 Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan loss.

The Company’s reputation and future growth prospects could be impaired if events occurred which breached our customers’ privacy.

The Company relies heavily on communications and information systems to conduct its business, and as part of our business we maintain significant amounts of data about our customers and the products they use. While the Company has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems, there can be no assurances that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. Should any of these systems become compromised, the reputation of the Company could be damaged, relationships with existing customers impaired and result in lost business and incur significant expenses trying to remedy the compromise.

The Company may not attract and retain skilled employees.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of the services of one or more the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Item 1b. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The bank subsidiaries maintain their main offices in various multi-story office buildings. The Missouri bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut Kansas City, MO	256,000	93%	91%
1000 Walnut Kansas City, MO	403,000	83	33
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	95	92
1551 N. Waterfront Pkwy Wichita, KS	120,000	100	32

The Nebraska credit card bank leases its offices in Omaha, Nebraska. Additionally, certain other installment loan, trust and safe deposit functions operate out of leased offices in downtown Kansas City. The Company has an additional 198 branch locations in Missouri, Illinois and Kansas which are owned or leased, and 150 off-site ATM locations.

Item 3. LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 18, Commitments, Contingencies and Guarantees on page 89.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006 to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 53	Controller of the Company since December 1995. Prior thereto he was Assistant Controller of the Company. He is Controller of the Company’s subsidiary banks, Commerce Bank, N.A. (Missouri, Kansas and Omaha).

Kevin G. Barth, 46	Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank, N.A. (Missouri), since October 1998. Senior Vice President of the Company and Officer of Commerce Bank, N.A. (Missouri) prior thereto.

A. Bayard Clark, 61	Chief Financial Officer and Executive Vice President of the Company since December 1995. Executive Vice President of the Company prior thereto. Treasurer of the Company from December 1995 until February 2007.

Sara E. Foster, 46	Senior Vice President of the Company since February 1998 and Vice President of the Company prior thereto.

David W. Kemper, 56	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. He is Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 53	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.

Charles G. Kim, 46	Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank, N.A. (Missouri) since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.

Seth M. Leadbeater, 56	Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. He has been Vice Chairman of Commerce Bank, N.A. (Missouri) since September 2004. Prior thereto he was Executive Vice President of Commerce Bank, N.A. (Missouri) and President of Commerce Bank, N.A. (Clayton, MO).

Name and Age	Positions with Registrant

Robert C. Matthews, Jr., 59	Executive Vice President of the Company since December 1989. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997.

Michael J. Petrie, 50	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 49	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. (Missouri) prior thereto.

V. Raymond Stranghoener, 55	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto. Prior to his employment with the Company in October 1999, he was employed at BankAmerica Corp. as National Executive of the Bank of America Private Bank Wealth Strategies Group. He joined Boatmen’s Trust Company in 1993, which subsequently merged with BankAmerica Corp.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data

The following table sets forth the high and low prices of actual transactions for the Company’s common stock (CBSH) and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2006).

				Cash
	Quarter	High	Low	Dividends

2006	First	$50.03	$46.80	$.233
	Second	50.67	46.99	.233
	Third	48.81	46.30	.233
	Fourth	50.60	45.60	.233

2005	First	$45.35	$42.01	$.218
	Second	46.20	41.85	.218
	Third	49.63	44.97	.218
	Fourth	51.08	45.30	.218

2004	First	$43.19	$38.66	$.199
	Second	41.61	38.01	.199
	Third	42.54	38.23	.199
	Fourth	45.57	40.44	.199

Commerce Bancshares, Inc. common shares are listed on The Nasdaq Stock Market LLC (NASDAQ), a national securities exchange and highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Company had 4,739 shareholders of record as of December 31, 2006.

Performance Graph

The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested 12/31/2001 with dividends invested on a Total Return basis.

Effective December 31, 2006, the Company selected a different index, the Nasdaq Bank Stocks index, to compare with its cumulative five year Total Return. In prior years the Company has used the Nasdaq Financial Stocks index, which is comprised of various financial institutions, including insurance agents and carriers and security and commodity brokers. The Company believes the Nasdaq Bank Stocks index, comprised solely of bank holding companies and commercial banks, provides a better comparison and a more appropriate benchmark against which to measure stock performance. In accordance with SEC regulations, the graph above presents both indices for the five year period.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2006.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1 – 31, 2006	235,605	$48.83	235,605	2,270,414
November 1 – 30, 2006	509,232	$49.53	509,232	1,761,182
December 1 – 31, 2006	378,067	$48.52	378,067	1,383,115

Total	1,122,904	$49.04	1,122,904	1,383,115

The Company’s stock purchases shown above were made under a 5,000,000 share authorization by the Board of Directors on October 21, 2005. Under this authorization, 1,383,115 shares remained available for purchase at December 31, 2006. On February 2, 2007, the Company’s Board of Directors approved a new authorization for the purchase of up to 4,000,000 shares of Company common stock.

Item 6. SELECTED FINANCIAL DATA

The required information is set forth below in Item 7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Commerce Bancshares, Inc. (the Company) operates as a super-community bank offering an array of sophisticated financial products delivered with high-quality, personal customer service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from approximately 350 locations in Missouri, Kansas, and Illinois, using delivery platforms which include an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

The core of the Company’s competitive advantage is its focus on the local markets it services and its concentration on relationship banking, with high service levels and competitive products. In order to enhance shareholder value, the Company grows its core revenue by expanding new and existing customer relationships, utilizing improved technology, and enhancing customer satisfaction.

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•	Growth in earnings per share – Diluted earnings per share rose 2.7% over 2005 and has risen 8.0% and 9.4%, compounded annually, over the last 5 and 10 years, respectively.

•	Growth in total revenue – Total revenue is comprised of net interest income and non-interest income, excluding securities gains and losses. Total revenue in 2006 grew 3.5% over 2005, which resulted from growth of $11.5 million, or 2.3%, in net interest income coupled with growth of $17.7 million, or 5.3%, in non-interest income. Total revenue has risen 3.2%, compounded annually, over the last five years.

•	Expense control – Total non-interest expense grew by 5.8% this year due to prudent management oversight and expanded use of technology, creating productivity enhancements. Salaries and employee benefits, the largest expense component, grew by 5.5%. The efficiency ratio was 60.6% in 2006.

•	Asset quality – Net loan charge-offs in 2006 were $6.7 million less than in 2005, and averaged .28% of loans compared to .38% in the previous year. While non-performing assets at year end 2006 increased $6.5 million compared to the previous year, the balance remains low, comprising .18% of total loans at year end 2006.

•	Shareholder return – Total shareholder return, including the change in stock price and dividend reinvestment, was 11.6% over the past 5 years and 11.7% over the past 10 years.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balance sheets):	2006	2005	2004	2003	2002

Return on total assets	1.54%	1.60%	1.56%	1.52%	1.58%
Return on stockholders’ equity	15.96	16.19	15.19	14.27	14.42
Tier I capital ratio	11.25	12.21	12.21	12.31	12.67
Total capital ratio	12.56	13.63	13.57	13.70	14.05
Leverage ratio	9.05	9.43	9.60	9.71	10.18
Equity to total assets	9.68	9.87	10.25	10.68	10.97
Non-interest income to revenue*	40.72	40.48	38.84	37.16	35.71
Efficiency ratio**	60.55	59.30	59.16	58.83	58.62
Loans to deposits	84.73	81.34	78.71	79.96	79.29
Net yield on interest earning assets (tax equivalent basis)	3.92	3.89	3.81	4.04	4.39
Non-interest bearing deposits to total deposits	5.78	6.23	12.47	10.81	9.96
Cash dividend payout ratio	30.19	28.92	28.26	25.19	21.78

*	Revenue includes net interest income and non-interest income, excluding net securities gains/losses.

**	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of net interest income and non-interest income (excluding net securities gains/losses).

Selected Financial Data

(In thousands, except per share data)	2006	2005	2004	2003	2002

Net interest income	$513,199	$501,702	$497,331	$502,392	$499,965
Provision for loan losses	25,649	28,785	30,351	40,676	34,108
Non-interest income	361,621	341,199	326,931	301,667	280,572
Non-interest expense	525,425	496,522	482,769	472,144	458,200
Net income	219,842	223,247	220,341	206,524	196,310
Net income per share-basic*	3.13	3.05	2.85	2.58	2.37
Net income per share-diluted*	3.09	3.01	2.81	2.54	2.34
Cash dividends	65,758	63,421	61,135	51,266	42,185
Cash dividends per share*	.933	.871	.795	.642	.509
Market price per share*	48.41	49.64	45.53	42.35	32.32
Book value per share*	20.62	18.85	18.96	18.46	17.46
Common shares outstanding*	69,953	70,989	75,254	78,593	81,475
Total assets	15,230,349	13,885,545	14,250,368	14,287,164	13,308,415
Loans	9,960,118	8,899,183	8,305,359	8,142,679	7,875,944
Investment securities	3,496,323	3,770,181	4,837,368	5,039,194	4,275,248
Deposits	11,744,854	10,851,813	10,434,309	10,206,208	9,913,311
Long-term debt	553,934	269,390	389,542	300,977	338,457
Stockholders’ equity	1,442,114	1,337,838	1,426,880	1,450,954	1,422,452
Non-performing assets	18,223	11,713	18,775	33,685	29,539

*	Restated for the 5% stock dividend distributed in December 2006.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2006	2005	2004	’06-’05	’05-’04	’06-’05	’05-’04

Net interest income	$513,199	$501,702	$497,331	$11,497	$4,371	2.3%	.9%
Provision for loan losses	(25,649)	(28,785)	(30,351)	(3,136)	(1,566)	(10.9)	(5.2)
Non-interest income	361,621	341,199	326,931	20,422	14,268	6.0	4.4
Non-interest expense	(525,425)	(496,522)	(482,769)	28,903	13,753	5.8	2.8
Income taxes	(103,904)	(94,347)	(90,801)	9,557	3,546	10.1	3.9

Net income	$219,842	$223,247	$220,341	$(3,405)	$2,906	(1.5)%	1.3%

The Company’s fully diluted earnings per share amounted to $3.09 in 2006 compared to $3.01 in 2005, an increase of 2.7%. Net income for 2006 was $219.8 million, a 1.5% decline compared to 2005. The return on average assets amounted to 1.54% compared to 1.60% last year and the return on average equity totaled 15.96% compared to 16.19% last year. The efficiency ratio was 60.55% in 2006 compared with 59.30% in 2005.

Financial results for 2006 compared to 2005 included an increase in net interest income, growth in non-interest income, and a lower loan loss provision. These positive effects on net income were offset by higher non-interest expense and income tax expense. Net interest income increased $11.5 million, or 2.3%, reflecting the effects of higher average overall rates earned on loans and growth in average loan balances, partly offset by declining average balances in investment securities. Also, interest expense on deposit accounts and short-term borrowings rose, mainly related to increases in interest rates on virtually all deposit accounts and borrowings, coupled with growth in certificate of deposit balances. Non-interest income rose $20.4 million, or 6.0%, largely due to increases of 10.0% in bank card fees, 2.2% in deposit account fees, and 5.7% in trust revenues. Non-interest expense grew 5.8%, mainly the result of higher salaries and benefits (up 5.5%), with additional increases of 6.5% in occupancy, 10.6% in equipment, and 5.7% in data processing and software costs. The provision for loan losses decreased $3.1 million to $25.6 million, reflecting lower credit card and personal banking loan net charge-offs, partly offset by lower business loan net recoveries. Income tax expense increased 10.1% in 2006 and resulted in an effective tax rate of 32.1%, which increased from a tax rate of 29.7% in the prior year. The increase in income tax expense in 2006 occurred largely because tax benefits of $13.7 million, representing the effects of certain corporate restructuring initiatives, were recognized in 2005 and these benefits did not recur in 2006.

The increase in net income in 2005 compared to 2004 was due to growth in non-interest income and an improving net interest margin, combined with effective expense management and a lower loan loss provision. Non-interest income rose $14.3 million, or 4.4%, largely due to increases of 10.3% in bank card fees, 7.2% in deposit account fees, and 6.3% in trust revenues. The growth in non-interest expense was constrained to 2.8%, mainly the result of lower costs for supplies and communications (down 1.2%), coupled with increases in salaries and benefits (up 2.9%) and modest increases in occupancy, equipment, and data processing and software costs. Net interest income increased $4.4 million, reflecting similar trends in interest rates and loan growth mentioned above. The provision for loan losses decreased $1.6 million to $28.8 million, reflecting lower business loan net charge-offs, partly offset by higher credit card and personal banking net loan charge-offs. Income tax expense increased 3.9% in 2005 and resulted in an effective tax rate of 29.7%, which was comparable to 29.2% in the prior year. Income tax expense in 2005 included the recognition of tax benefits of $13.7 million mentioned above, which compared to $18.9 million of similar benefits recorded in 2004.

On July 21, 2006, Commerce Bank, N.A., (Missouri) (the Bank) a subsidiary of the Company, acquired certain assets and assumed certain liabilities comprising the banking business of Boone National Savings and Loan Association (Boone) through a purchase and assumption agreement, paying a cash premium of $16 million. Boone operated four branches in Columbia, Missouri, and loan production offices in Ashland and Lake Ozark, Missouri. The Bank acquired loans and deposits of $126.4 million and $100.9 million, respectively, and assumed debt of $26.7 million. Goodwill of $15.6 million, core deposit premium of $2.6 million, and $300 thousand of mortgage servicing rights were recorded as a result of the transaction.

On September 1, 2006, the Company completed the acquisition of the common stock of West Pointe Bancorp, Inc. (West Pointe) in Belleville, Illinois. West Pointe was purchased for $13.1 million in cash and

1.4 million shares of Company stock valued at $67.5 million. The Company’s acquisition of West Pointe was accounted for as a purchase and added $508.8 million in assets (including $255.0 million in loans), $381.8 million in deposits, and five branch locations. Intangible assets recognized as a result of the transaction consisted of approximately $37.0 million of goodwill, $17.4 million of core deposit premium, and $531 thousand of mortgage servicing rights.

The Boone and West Pointe transactions discussed above are collectively referred to as “bank acquisitions” throughout the remainder of this report.

On December 4, 2006, the Company and South Tulsa Financial Corporation (South Tulsa) signed a definitive merger agreement in which the Company will acquire all outstanding shares of South Tulsa. Simultaneously, South Tulsa’s wholly-owned subsidiary, Bank South, will merge into the Bank. The Company’s acquisition of South Tulsa will add approximately $124 million in assets (including $107 million in loans), $101 million in deposits, and two branch locations in Tulsa, Oklahoma. The acquisition will result in the Company’s first full-service banking facilities in Oklahoma.

The Company continually evaluates the profitability of its network of bank branches throughout Missouri, Kansas and Illinois. As a result of this evaluation process, the Company may periodically sell the assets and liabilities of certain branches, or may sell the premises of specific banking facilities. In 2006, the Company sold three bank facilities, realizing pre-tax gains of $579 thousand on the sales. The Company sold four bank facilities during 2005 and three facilities during 2004. The gains and losses realized on the sales of those premises in 2005 and 2004 were not significant. Also during 2004, the Company sold a bank branch with loans of $12.9 million and deposits of $16.5 million, realizing a pre-tax gain of $1.1 million.

The Company distributed a 5% stock dividend for the thirteenth consecutive year on December 13, 2006. All per share and average share data in this report has been restated to reflect the 2006 stock dividend.

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

The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, lease, construction and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage, credit card and consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Further explanation of the methodologies used in establishing the allowance is provided in the Allowance for Loan Losses section of this discussion.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $44.1 million at December 31, 2006. These private equity and venture capital securities are reported at fair value. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact the Company’s financial position and its results of operations. Further discussion of income taxes is presented in the Income Taxes section of this discussion and in Note 9 on Income Taxes in the consolidated financial statements.

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

	2006			2005

	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$52,399	$91,933	$144,332	$22,000	$74,224	$96,224
Investment securities:
U.S. government and federal agency obligations	(15,977)	(1,174)	(17,151)	(25,872)	(2,148)	(28,020)
State and municipal obligations	11,923	713	12,636	3,182	(682)	2,500
Mortgage and asset-backed securities	(24,993)	6,285	(18,708)	(1,240)	10,391	9,151
Other securities	(75)	5,205	5,130	1,238	5,342	6,580
Federal funds sold and securities purchased under agreements to resell	5,965	5,570	11,535	543	2,247	2,790

Total interest income	29,242	108,532	137,774	(149)	89,374	89,225

Interest expense
Interest bearing deposits:
Savings	(29)	974	945	4	5	9
Interest checking and money market	321	41,805	42,126	189	25,216	25,405
Time open and C.D.’s of less than $100,000	10,150	24,677	34,827	247	11,426	11,673
Time open and C.D.’s of $100,000 and over	9,579	18,023	27,602	2,861	13,006	15,867
Federal funds purchased and securities sold under agreements to repurchase	(7,785)	29,163	21,378	(2,270)	28,486	26,216
Other borrowings	(5,819)	2,099	(3,720)	(1,021)	4,966	3,945

Total interest expense	6,417	116,741	123,158	10	83,105	83,115

Net interest income, fully taxable equivalent basis	$22,825	$(8,209)	$14,616	$(159)	$6,269	$6,110

Net interest income was $513.2 million in 2006, representing an increase of $11.5 million, or 2.3%, compared to $501.7 million in 2005. Net interest income increased $4.4 million, or less than 1.0%, in 2005 compared to $497.3 million in 2004. The increase in net interest income in 2006 was the result of growth of $144.3 million in tax equivalent loan interest income as a result of higher rates and higher average balances, partly offset by a decline of $18.1 million in tax equivalent interest earned on investment securities due primarily to lower average balances. Interest expense incurred on deposits increased $105.5 million, or 78.3%, due to higher rates and higher average balances. Additionally, interest expense on federal funds purchased and repurchase agreements increased $21.4 million primarily due to increased rates. These increases in interest expense were partially offset by a $3.6 million decrease in interest expense on other borrowings caused by a decrease in volume, which had a greater impact than the increase in interest rate. The increase in rates on both interest earning assets and interest bearing liabilities was the result of increases in the federal funds rate initiated by the Federal Reserve throughout 2005 and 2006. As a result of these rate changes and the change in the mix of assets and liabilities on the Company’s balance sheet, the net yield on interest earning assets was 3.92% in 2006 compared to 3.89% in 2005, remaining fairly constant during these periods.

During 2005, net interest income increased over 2004 primarily as a result of growth in loan interest income resulting from higher rates and higher average balances, partly offset by increases in interest expense due to increases in interest rates. The rise in interest rates was due to the increases in the federal funds rate initiated by the Federal Reserve throughout 2005. Yields on earning assets increased 73 basis points over 2004, while rates paid on deposits increased 47 basis points and rates paid on borrowings increased 172 basis points. As a result, the Company’s net interest margin increased to 3.89% from 3.81% in 2004.

Total interest income in 2006 was $832.3 million compared to $697.6 million in 2005 and $610.1 million in 2004. Interest income increased in 2006 by $134.7 million, or 19.3%, as a result of a $144.3 million increase in tax equivalent loan interest income, offset slightly by an $18.1 million decrease in interest income from investment securities. The tax equivalent average yield on interest earning assets was 6.32% in 2006 compared to 5.40% in 2005, representing a 92 basis point increase. Interest income on loans increased in 2006 over 2005 as a result of a 98 basis point increase in the average yield, coupled with an $859.9 million, or 10.0%, increase in average balances. The increase in average loan balances resulted from growth in the Company’s business and consumer lending products. Approximately $137.1 million of the increase in average loan balances was the result of bank acquisitions in 2006, which contributed $10.2 million to interest income earned on loans in 2006. Excluding the impact of the acquisitions, the increase in average loan balances compared to 2005 was $722.8 million, or 8.4%. The increase in interest income on loans was offset by a decrease in interest income on investment securities. The average yield on investment securities increased 36 basis points, which was offset by a $763.5 million, or 17.7%, decrease in investment securities average balances, resulting in an overall decrease of $18.1 million in interest income earned on the investment portfolio in 2006 compared to 2005. The Company has funded its loan growth principally by reducing its investment securities portfolio through both maturities and sales, in addition to growth in its overall deposit base.

Interest expense increased $123.2 million, or 62.9%, in 2006 compared to 2005 and was impacted by the rising rate environment noted above. Interest expense on deposits increased $105.5 million, or 78.3%, in 2006 over the previous year as a result of a 92 basis point average rate increase, coupled with a $607.9 million, or 6.2%, growth in average interest bearing deposit balances. Approximately $147.8 million of the increase in average interest bearing deposit balances was a result of bank acquisitions in 2006. Bank acquisitions incurred $5.1 million of deposit interest expense in 2006. Excluding the impact of bank acquisitions, the increase in average interest bearing deposits compared to 2005 was $460.1 million, or 4.7%. Average rates paid on interest checking and money market accounts increased 63 basis points in 2006 compared to 2005, while the average balances remained largely unchanged at $6.7 billion during 2006 and 2005. Excluding the 2006 bank acquisitions, these balances would have declined 1.1% from 2005. The average rate paid on certificates of deposit increased 128 basis points in 2006. The average balances of certificates of deposit increased $645.6 million, or 23.7%, from $2.7 billion in 2005 to $3.4 billion in 2006. Approximately $88.3 million of the increase in average certificates of deposit was due to the bank acquisitions in 2006. Additionally, interest expense on federal funds purchased and repurchase agreements increased $21.4 million, or 43.8%, resulting primarily from an increase of 179 basis points in rates paid. Average borrowings of federal funds purchased and repurchase agreements declined 9.6% primarily due to a decrease in federal funds purchased as a result of lower liquidity needs, offset by growth in average repurchase agreement balances. Contributing to the increase in repurchase agreements was the addition of $500.0 million in structured repurchase agreements which were purchased in the third quarter of 2006 to mitigate the risk of falling interest rates. Interest rates paid on interest bearing deposits and short-term borrowings will continue to be impacted by the changing interest rate environment as the Company competes for funding sources to support loan growth.

Total interest income increased $87.5 million, or 14.3%, in 2005 compared to 2004. The increase was primarily due to an increase in loan yields coupled with an increase in average loan balances, offset slightly by reduced interest income from investment securities. Average loan balances increased $431.4 million, or 5.3%, during 2005 compared to 2004 and this growth generated $22.0 million of interest income. The increase in average loan balances, coupled with an 86 basis point increase in rates, increased tax equivalent interest income by $96.2 million.

The average rate incurred on interest bearing liabilities was 1.65% in 2005 compared to 1.00% in 2004. Interest expense on deposits increased $53.0 million in 2005 over 2004 as a result of a 47 basis point average rate increase coupled with 9.2% growth in average interest bearing deposit balances. Average rates paid on premium money market accounts increased 99 basis points, and both average rates and average balances of short-term certificates of deposit increased. Additionally, interest expense on borrowings grew by $30.2 million, resulting mainly from an increase in rates of 184 basis points on federal funds purchased.

Provision for Loan Losses

The provision for loan losses was $25.6 million in 2006, compared with $28.8 million in 2005 and $30.4 million in 2004. The $3.1 million decline in the 2006 provision for loan losses reflected lower personal banking loan net charge-offs and lower credit card net charge-offs. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2006	2005	2004	’06-’05	’05-’04

Deposit account charges and other fees	$115,453	$112,979	$105,382	2.2%	7.2%
Bank card transaction fees	94,928	86,310	78,253	10.0	10.3
Trust fees	72,180	68,316	64,257	5.7	6.3
Trading account profits and commissions	8,132	9,650	12,288	(15.7)	(21.5)
Consumer brokerage services	9,954	9,909	9,846	.5	.6
Loan fees and sales	10,503	12,838	13,654	(18.2)	(6.0)
Investment securities gains, net	9,035	6,362	11,092	42.0	(42.6)
Other	41,436	34,835	32,159	18.9	8.3

Total non-interest income	$361,621	$341,199	$326,931	6.0%	4.4%

Total non-interest income excluding net securities gains/losses	$352,586	$334,837	$315,839	5.3%	6.0%

Non-interest income as a % of total revenue*	40.7%	40.5%	39.7%
Total revenue per full-time equivalent employee	$175.5	$172.9	$168.7

*	Total revenue is calculated as net interest income plus non-interest income, excluding net securities gains/losses.

Non-interest income was $361.6 million in 2006, which was a $20.4 million, or 6.0%, increase over 2005. In 2006, deposit account fees rose $2.5 million, or 2.2%, as a result of higher deposit account overdraft fees, which grew $3.7 million, or 4.7%. This growth was partly offset by lower cash management fee income and lower deposit account service charges. The growth in overdraft fees was mainly due to higher unit prices, partly offset by lower transaction volumes. The decline in corporate cash management fees continued to be affected by the higher interest rate environment, which tends to reduce cash fees paid by corporate customers. Bank card fees rose $8.6 million, or 10.0% overall, primarily due to solid growth in corporate card and debit card fee income, which grew by 21.8% and 17.5%, respectively. The strong growth in corporate card fees was attributable to transaction fees from commercial businesses and non-profit enterprises who are utilizing these electronic transactions in greater proportions. Debit card transaction fees continue to grow as a result of greater utilization by consumers and acceptance by retail business, which increased volumes. Trust fees increased $3.9 million, or 5.7%, due to a 5.2% increase in private client account fees and a 6.4% increase in corporate and institutional trust account fees. Sales efforts in 2006 resulted in new annualized fees of $4.5 million for private client trust accounts and $1.5 million for corporate and institutional trust accounts. Total trust assets, which are the basis upon which fees are charged, grew to $21.2 billion, an increase of 7.7%. Bond trading income fell $1.5 million due to lower sales of fixed income securities to bank and corporate customers, while consumer brokerage income was relatively flat. Loan fees and sales decreased by $2.3 million as gains on sales of student loans declined from $8.0 million in 2005 to $6.3 million in 2006, and fewer transactions occurred. Net gains on securities transactions amounted to $9.0 million, which was an increase of $2.7 million over the previous year. Included in these amounts were realized gains and fair value adjustments on venture capital and private equity investments, which totaled $8.3 million in 2006 compared to $1.3 million recorded in 2005. In addition, during 2006, the Company recorded a gain of $2.8 million on the sale of MasterCard Inc. restricted shares, which was partly offset by a $2.1 million loss on the sale of mortgage and asset-backed securities. Other non-interest income rose $6.6 million, which included growth of $2.2 million in operating lease-related income, in addition to $1.2 million in non-recurring income from a Parent company equity investment. Higher sweep fees and check sales income were also recorded.

In 2005, non-interest income increased $14.3 million, or 4.4%, to $341.2 million, and included net securities gains of $6.4 million in 2005 compared to $11.1 million in 2004. Excluding these net securities gains, non-interest income grew 6.0%. In 2005, deposit account fees increased 7.2%, or $7.6 million, due to a $15.5 million increase in overdraft and return item fees, partly offset by a $4.9 million decline in fees earned on commercial cash management accounts. The growth in overdraft and return item fees over 2004 was the result of increasing transaction volumes during 2005 and pricing changes initiated in the third quarter of 2005. The decline in corporate cash management fee income was largely the effect of the rising interest rate environment. Compared to 2004, bank card fees increased $8.1 million, or 10.3%, mainly due to higher fees earned on debit, credit and corporate card transactions, which grew by 14.3%, 10.3% and 16.3%, respectively. Trust fees increased $4.1 million, or 6.3%, as a result of increasing market values of trust account assets and new business, occurring largely in private client trust product lines. Trading account fees, consisting of fees from sales of fixed income securities, declined 21.5% in 2005 due to lower demand by business and correspondent bank customers. Consumer brokerage service fees increased slightly, mainly due to higher revenues from mutual fund and insurance sales, partly offset by lower annuity sales. Loan fees and sales declined $816 thousand as gains on student loan sales declined from $8.5 million in 2004 to $8.0 million in 2005. Net gains on securities transactions amounted to $6.4 million in 2005, which was a decrease of $4.7 million compared to the previous year. During 2005, the Company sold available for sale securities totaling $1.8 billion and recorded net gains of $5.1 million. These sales were comprised mainly of $533.9 million in U.S. government agency securities, $768.4 million in asset-backed securities, and $359.1 million in inflation-indexed treasury securities. Also included in 2005 activity were net gains of $1.3 million recognized on fair value adjustments and sales of private equity investments.

Non-Interest Expense

				% Change
(Dollars in thousands)	2006	2005	2004	’06-’05	’05-’04

Salaries	$244,887	$234,440	$225,526	4.5%	4.0%
Employee benefits	43,386	38,737	39,943	12.0	(3.0)
Net occupancy	43,276	40,621	39,558	6.5	2.7
Equipment	25,665	23,201	22,903	10.6	1.3
Supplies and communication	32,670	33,342	33,760	(2.0)	(1.2)
Data processing and software	50,982	48,244	46,000	5.7	4.9
Marketing	17,317	17,294	16,688	.1	3.6
Other	67,242	60,643	58,391	10.9	3.9

Total non-interest expense	$525,425	$496,522	$482,769	5.8%	2.8%

Efficiency ratio	60.6%	59.3%	59.2%
Salaries and benefits as a % of total non-interest expense	54.9%	55.0%	55.0%
Number of full-time equivalent employees	4,932	4,839	4,821

Non-interest expense rose 5.8% in 2006 to a total of $525.4 million, compared to $496.5 million in 2005. In total, salaries and benefits expense grew $15.1 million, or 5.5%, due to normal merit increases and higher costs for incentive compensation, medical insurance, and payroll taxes. In addition, the effects of the previously mentioned bank acquisitions increased salaries and benefits by approximately $2.4 million in 2006. Partly offsetting these increases was a decline in stock-based compensation of $1.8 million, which resulted from the 2006 adoption of FAS 123R estimated forfeiture accounting requirements and a slightly longer vesting period for 2006 grants. FAS 123R is discussed further in the note on Stock-Based Compensation and Directors Stock Purchase Plan in the consolidated financial statements. Net occupancy costs grew $2.7 million, or 6.5%, compared to the prior year, mainly as a result of a full year of depreciation, real estate taxes and utilities expense incurred on two office buildings purchased in 2005, in addition to costs related to several branch facilities constructed during 2006. These increases were partly offset by lower net rent expense as certain banking offices were moved from leased facilities to the new buildings and office space was leased to outside tenants. In addition, in 2006, the Company recorded an asbestos abatement obligation on an office building in downtown Kansas City, which increased occupancy expense by $854 thousand. Equipment expense increased $2.5 million, or 10.6%, mainly due to higher equipment depreciation expense and the relocation of a check processing function in 2006. Data processing and software expense increased $2.7 million, or 5.7%, due to higher bank card processing fees, online banking fees and software amortization expense. Software amortization expense increased mainly due to the installation of new data system applications, while bank card processing fees increased commensurate with the increase in bank card fee income mentioned above. Smaller variances occurred in marketing, which increased slightly, while lower telephone and network costs resulted in a reduction in supplies and communication expense of $672 thousand. Other non-interest expense increased $6.6 million due to increases in legal and professional fees, operating lease depreciation, foreclosed property expense (related to a single property acquired and subsequently sold in 2006) and minority interest expense relating to investment gains recorded by venture capital affiliates. Partly offsetting these increases were lower processing losses and bank card fraud losses.

In 2005, non-interest expense was $496.5 million, an increase of $13.8 million, or 2.8%, over 2004. Compared with the prior year, salary and employee benefits expense increased $7.7 million, or 2.9%, as a result of higher staff salaries expense, partly offset by declines in retirement and medical insurance costs. Net occupancy expense rose 2.7% over the prior year, mainly as a result of higher depreciation and utilities expense on two new office buildings mentioned above. These increases were partly offset by lower net rent expense. Equipment expense increased 1.3%, with the slight increase due to higher costs for small equipment purchases and maintenance contract expense. Data processing costs increased $2.2 million, or 4.9%, due to higher bank card processing costs and higher online banking processing fees, partly offset by lower software license fees. Marketing expense increased only $606 thousand, or 3.6%, compared to the previous year. Other non-interest expense increased $2.3 million, or 3.9%, over the prior year mainly due to increases in proprietary mutual fund expense subsidies, bank card fraud losses, and minority interest expense relating to investment gains recorded by venture capital affiliates. These increases were partly offset by decreases in loan collection expense and professional fees, in addition to higher capitalized loan costs.

Income Taxes

Income tax expense was $103.9 million, compared to $94.3 million in 2005 and $90.8 million in 2004. Income tax expense in 2006 increased 10.1% over 2005, compared to a 1.9% increase in pre-tax income. The effective tax rate on income from operations was 32.1%, 29.7% and 29.2% in 2006, 2005 and 2004, respectively. The Company’s effective tax rates were lower than the federal statutory rate of 35% mainly due to tax exempt interest on state and municipal obligations, state and federal tax credits realized and, in 2005 and 2004, the recognition of additional tax benefits from various corporate reorganization initiatives. These tax benefits amounted to $13.7 million in 2005, compared to similar tax benefits of $18.9 million in 2004. Such tax benefits did not reoccur in 2006.

Financial Condition

Loan Portfolio Analysis

A schedule of average balances invested in each category of loans appears on page 48. Classifications of consolidated loans by major category at December 31 for each of the past five years are as follows:

	Balance at December 31
(In thousands)	2006	2005	2004	2003	2002

Business	$2,860,692	$2,527,654	$2,246,287	$2,102,605	$2,277,365
Real estate – construction	658,148	424,561	427,124	427,083	404,519
Real estate – business	2,148,195	1,919,045	1,743,293	1,875,069	1,736,646
Real estate – personal	1,493,481	1,358,511	1,340,574	1,338,604	1,282,223
Consumer	1,435,038	1,287,348	1,193,822	1,150,732	1,088,808
Home equity	441,851	448,507	411,541	352,047	305,274
Student	263,786	330,238	357,991	355,763	268,719
Credit card	648,326	592,465	561,054	526,653	502,058
Overdrafts	10,601	10,854	23,673	14,123	10,332

Total loans, net of unearned income	$9,960,118	$8,899,183	$8,305,359	$8,142,679	$7,875,944

The contractual maturities of loan categories at December 31, 2006, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,568,297	$1,158,104	$134,291	$2,860,692
Real estate – construction	387,699	251,096	19,353	658,148
Real estate – business	689,370	1,272,862	185,963	2,148,195
Real estate – personal	96,698	309,101	1,087,682	1,493,481

Total business and real estate loans	$2,742,064	$2,991,163	$1,427,289	7,160,516

Consumer(1)				1,435,038
Home equity(2)				441,851
Student(3)				263,786
Credit card(4)				648,326
Overdrafts				10,601

Total loans, net of unearned income				$9,960,118

Loans with fixed rates	$489,944	$1,636,650	$477,302	$2,603,896
Loans with floating rates	2,252,120	1,354,513	949,987	4,556,620

Total business and real estate loans	$2,742,064	$2,991,163	$1,427,289	$7,160,516

(1) Consumer loans with floating rates totaled $98.0 million.
(2) Home equity loans with floating rates totaled $433.6 million.
(3) Student loans with floating rates totaled $257.5 million.
(4) Credit card loans with floating rates totaled $516.5 million.

Total period end loans at December 31, 2006 were $10.0 billion, an increase of $1.1 billion, or 11.9%, over balances at December 31, 2005. Loan growth came principally from business, construction, business real estate, personal real estate and consumer loans, as demand for loan products remained solid during 2006. The 2006 bank acquisitions also contributed to the higher loan balances, adding approximately $361.3 million to the year end 2006 balance, consisting mainly of business loans ($64.3 million), construction loans

($75.8 million), business real estate loans ($125.1 million), and personal real estate loans ($68.6 million). Excluding these acquired loans, business loans grew $268.7 million, or 10.6%, and business real estate loans grew $104.1 million, or 5.4%, both mainly as a result of new customer activity and added borrowings from existing customers. Lease balances, included in the business category, increased $41.1 million, or 18.6%, compared with the previous year end balance. Construction loans rose $157.8 million, or 37.2%. Consumer loans grew $128.8 million, or 10.0%, during the year mainly as a result of continued growth in marine and recreational vehicle lending. Personal real estate loans grew by $66.3 million, or 4.9%. Credit card loans increased $55.9 million, or 9.4%, and saw solid growth, especially at year end when holiday activity is normally at its peak. Home equity loans decreased to $441.9 million, a decline of $6.7 million, or 1.5%, during 2006 due to lower activity in the housing market. Student loans declined by $66.5 million, or 20.1%, mainly due to planned loan sales from the portfolio, greater numbers of loan payoffs, and consolidations with other lenders during 2006.

Period end loans increased $593.8 million, or 7.1%, in 2005 compared to 2004, resulting from increases in business, business real estate and consumer loans.

The Company currently generates approximately 33% of its loan portfolio in the St. Louis regional market and 28% in the Kansas City regional market. The portfolio is diversified from a business and retail standpoint, with 57% in loans to businesses and 43% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

Business

Total business loans amounted to $2.9 billion at December 31, 2006 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. This portfolio also includes sales type and direct financing leases totaling $262.4 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases comprise 2.6% of the Company’s total loan portfolio. Business loans are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma and Indiana. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The Company participates in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. There were net loan recoveries in this category of $823 thousand in 2006 compared to net recoveries of $3.0 million in 2005, mainly due to two smaller lease-related recoveries in 2006 compared to a single large recovery in 2005. Non-accrual business loans were $5.8 million (.2% of business loans) at December 31, 2006 compared to $5.9 million at December 31, 2005. Included in these totals were lease-related loans of $1.2 million and $2.8 million at December 31, 2006 and 2005, respectively. Opportunities for growth in business loans will be based upon strong solicitation efforts in a highly competitive market environment for quality loans. Asset quality is, in part, a function of management’s consistent application of underwriting standards and credit terms through stages in economic cycles. Therefore, portfolio growth in 2007 will be dependent upon 1) the strength of the economy, 2) the actions of the Federal Reserve with regard to targets for economic growth, interest rates, and inflationary tendencies, and 3) the competitive environment.

Real Estate-Construction

The portfolio of loans in this category amounted to $658.1 million at December 31, 2006 and comprised 6.6% of the Company’s total loan portfolio. This group of loans includes residential construction loans totaling $182.9 million at December 31, 2006, or 28% of the category, and commercial construction and land development loans totaling $475.2 million, or 72%. These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiaries. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger speculative office properties remains low. Residential construction and land development loans are primarily for projects located in the Kansas City and St. Louis metropolitan areas. Credit losses in this portfolio are normally low, as there were net charge-offs of $62 thousand in 2006 and there were no net charge-offs in 2005. At year end 2006, construction non-accrual loans were $120 thousand, while there were no construction loans in non-accrual status at year end 2005.

Real Estate-Business

Total business real estate loans were $2.1 billion at December 31, 2006 and comprised 21.6% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied and income producing commercial real estate properties which present lower risk levels. The borrowers and/or the properties are generally located in the local and regional markets of the affiliate banks. At December 31, 2006, non-accrual balances amounted to $9.8 million, or .5% of the loans in this category, compared to $3.1 million at year end 2005. The Company experienced net recoveries of $36 thousand in 2006 compared to net charge-offs of $497 thousand in 2005.

Real Estate-Personal

At December 31, 2006, there were $1.5 billion in outstanding personal real estate loans, which comprised 15.0% of the Company’s total loan portfolio. The mortgage loans in this category are extended, predominately, for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and may from time to time retain certain fixed rate loans (typically 15-year fixed rate loans) as directed by its Asset/Liability Management Committee. Other fixed rate loans in the portfolio have resulted from previous bank acquisitions. At December 31, 2006, 63% of the portfolio was comprised of adjustable rate loans while 37% was comprised of fixed rate loans. Levels of mortgage loan origination activity declined in 2006 compared to 2005, with originations of $352 million in 2006 compared with $367 million in 2005. Growth in mortgage loan originations was limited in 2006 as a result of the rising interest rate environment, slower housing starts, and lower resales within the Company’s markets. The Company typically does not experience significant loan losses in this category. There were net charge-offs of $92 thousand in 2006 compared to $30 thousand in 2005. The non-accrual balances of loans in this category increased to $384 thousand at December 31, 2006, compared to $261 thousand at year end 2005. The five year history of net charge-offs in the personal real estate loan category reflects nominal losses, and the credit quality of these loans is considered to be strong.

A portion of this portfolio, certain fixed rate loans, is categorized as held for sale. These are generally sold in the secondary market within three months of origination. Such loans were $14.8 million and $6.2 million at December 31, 2006 and 2005, respectively.

Personal Banking

Total personal banking loans, which include consumer, revolving home equity and student loans, totaled $2.1 billion at December 31, 2006 and increased 3.6% during 2006. These categories comprised 21.5% of the total loan portfolio at December 31, 2006. Consumer loans consist of auto, marine, recreational vehicle (RV) and fixed rate home equity loans, and totaled $1.4 billion at year end 2006. Approximately 65% are originated indirectly from auto and other dealers, while the remaining 35% are direct loans made to consumers. Approximately 42% of the consumer portfolio consists of automobile loans, 35% in marine and RV loans and 9% in fixed rate home equity lending.

Revolving home equity loans, of which 98% are adjustable rate loans, totaled $441.9 million at year end 2006. An additional $646.7 million was outstanding in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property, although a small percentage may permit borrowing up to 100% of appraised value. Given reasonably stable real estate values over time, the collateral margin improves with the regular amortization of mortgages against the properties.

The Company originates loans to students attending colleges and universities, which totaled $263.8 million at year end 2006. These loans are categorized as held for sale and are normally sold to the secondary market when the students graduate and the loans enter into repayment status. Primary markets are the Missouri Higher Education Loan Authority and Sallie Mae. Nearly all of these loans are based on a variable rate.

Net charge-offs for total personal banking loans were $6.2 million in 2006 compared to $8.8 million in 2005. Net charge-offs decreased to .30% of average personal banking loans in 2006 compared to .43% in 2005. The decline in net charge-offs in 2006 compared to 2005 was mainly the result of higher bankruptcies and related personal banking loan charge-offs in the fourth quarter of 2005, corresponding with new bankruptcy legislation which took effect during the same quarter.

Credit Card

Total credit card loans amounted to $648.3 million at December 31, 2006 and comprised 6.5% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards. It emphasizes its credit card relationship product, Special Connections, which allows the customer ATM access to their deposit accounts using the same card. The Company has found this product to be more profitable by incurring fewer credit losses than other card products, and it allows for better cross sale into other bank products. Approximately 61% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with a subsidiary bank. Approximately 80% of the outstanding credit card loans have a floating interest rate. Net charge-offs amounted to $17.9 million in 2006, which was a $6.6 million decrease from 2005. The decrease in credit card loan net charge-offs occurred mainly due to the bankruptcy legislation mentioned above. The ratio of net loan charge-offs to total average loans of 3.0% in 2006 and 4.4% in 2005 remained below national loss averages. The Company refrains from national pre-approved mailing techniques which have caused some of the problems experienced by credit card issuers.

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

Loans subject to individual evaluation are defined by the Company as impaired, and generally consist of commercial and commercial real estate loans on non-accrual status or graded substandard and delinquent 60 days or more. These loans are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

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

The allowance for loan losses was $131.7 million and $128.4 million at December 31, 2006 and 2005, respectively, and was 1.32% and 1.44% of loans outstanding. The decline in the percentage of the allowance to loans outstanding resulted from loan growth compared to the allowance, which grew slightly in 2006. The increase in allowance resulted from bank acquisitions in 2006, which added $3.7 million to the allowance. Credit quality remained high during 2006, evidenced by a decrease in net loan charge-offs from 2005.

Net charge-offs totaled $26.1 million in 2006, and decreased $6.7 million, or 20.4%, compared to $32.7 million in 2005. The decrease primarily related to decreases in net personal loan charge-offs of $2.6 million and net credit card loan charge-offs of $6.6 million, offset by a $2.2 million increase in net business loan charge-offs. The decrease in personal and credit card net charge-offs was partially a result of the accelerated bankruptcies experienced in 2005 caused by the change in the bankruptcy laws. The higher bankruptcies in the fourth quarter of 2005 led to lower charge-offs in the personal and credit card portfolio in the first two quarters of 2006. Personal and credit card loan net charge-offs were returning to normal levels in the third and fourth quarter of 2006. The increase in business loan net charge-offs was due to lower recoveries in 2006 than in 2005, primarily the result of one large recovery in 2005 of $2.4 million. The ratio of net charge-offs to average loans outstanding in 2006 was .28% compared to .38% in 2005 and .41% in 2004. The provision for loan losses was $25.6 million, compared to a provision of $28.8 million in 2005 and $30.4 million in 2004.

Approximately 68.5% of total net loan charge-offs during 2006 were related to credit card loans. Net credit card charge-offs decreased to 3.0% of average credit card loans in 2006 compared to 4.4% in 2005. The decrease was a result of higher bankruptcies claimed in 2005 due to the new bankruptcy legislation discussed above. The delinquency rate on credit card loans at year end 2006 was 3.1% compared to 2.8% at year end 2005.

The Company considers the allowance for loan losses of $131.7 million adequate to cover losses inherent in the loan portfolio at December 31, 2006.

The schedule which follows summarizes the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2006	2005	2004	2003	2002

Net loans outstanding at end of year(A)	$9,960,118	$8,899,183	$8,305,359	$8,142,679	$7,875,944

Average loans outstanding(A)	$9,421,382	$8,561,482	$8,130,113	$8,009,459	$7,761,742

Allowance for loan losses:
Balance at beginning of year	$128,447	$132,394	$135,221	$130,618	$129,973

Additions to allowance through charges to expense	25,649	28,785	30,351	40,676	34,108
Allowances of acquired companies	3,688	—	—	500	—

Loans charged off:
Business	1,343	1,083	8,047	9,297	7,324
Real estate – construction	62	—	7	—	65
Real estate – business	854	827	747	1,525	973
Real estate – personal	119	87	355	660	296
Personal banking(B)	11,522	13,475	12,764	13,856	11,979
Credit card	22,104	28,263	23,682	23,689	22,305
Overdrafts	4,940	3,485	2,551	4,830	4,943

Total loans charged off	40,944	47,220	48,153	53,857	47,885

Recovery of loans previously charged off:
Business	2,166	4,099	2,405	4,192	1,283
Real estate – construction	—	—	3	122	123
Real estate – business	890	330	978	1,009	677
Real estate – personal	27	57	138	196	66
Personal banking(B)	5,286	4,675	5,288	5,386	5,080
Credit card	4,250	3,851	4,249	4,202	5,164
Overdrafts	2,271	1,476	1,914	2,177	2,029

Total recoveries	14,890	14,488	14,975	17,284	14,422

Net loans charged off	26,054	32,732	33,178	36,573	33,463

Balance at end of year	$131,730	$128,447	$132,394	$135,221	$130,618

Ratio of net charge-offs to average loans outstanding	.28%	.38%	.41%	.46%	.43%
Ratio of allowance to loans at end of year	1.32%	1.44%	1.59%	1.66%	1.66%
Ratio of provision to average loans outstanding	.27%	.34%	.37%	.51%	.44%

(A)	Net of unearned income; before deducting allowance for loan losses
(B)	Personal banking loans include consumer, home equity, and student

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2006		2005		2004		2003		2002

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$28,529	28.7%	$26,211	28.4%	$39,312	27.0%	$39,411	25.8%	$36,359	28.9%
RE – construction	4,605	6.6	3,375	4.8	1,420	5.2	4,717	5.3	4,731	5.1
RE – business	19,343	21.6	19,432	21.6	15,910	21.0	20,971	23.0	20,913	22.1
RE – personal	2,243	15.0	4,815	15.3	7,620	16.1	4,423	16.4	3,871	16.3
Personal banking	23,690	21.5	25,364	23.2	22,652	23.6	21,793	22.8	20,343	21.1
Credit card	39,965	6.5	35,513	6.6	28,895	6.8	26,544	6.5	23,337	6.4
Overdrafts	3,592	.1	2,739	.1	4,895	.3	4,796	.2	4,498	.1
Unallocated	9,763	—	10,998	—	11,690	—	12,566	—	16,566	—

Total	$131,730	100.0%	$128,447	100.0%	$132,394	100.0%	$135,221	100.0%	$130,618	100.0%

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2006	2005	2004	2003	2002

Non-accrual loans:
Business	$5,808	$5,916	$9,547	$19,162	$15,224
Real estate – construction	120	—	685	795	301
Real estate – business	9,845	3,149	6,558	9,372	10,646
Real estate – personal	384	261	458	2,447	1,428
Consumer	551	519	370	747	466

Total non-accrual loans	16,708	9,845	17,618	32,523	28,065

Real estate acquired in foreclosure	1,515	1,868	1,157	1,162	1,474

Total non-performing assets	$18,223	$11,713	$18,775	$33,685	$29,539

Non-performing assets as a percentage of total loans	.18%	.13%	.23%	.41%	.38%

Non-performing assets as a percentage of total assets	.12%	.08%	.13%	.24%	.22%

Past due 90 days and still accruing interest:
Business	$2,814	$1,026	$357	$817	$4,777
Real estate – construction	593	—	—	38	—
Real estate – business	1,336	1,075	520	3,934	3,734
Real estate – personal	3,994	2,998	3,165	5,750	4,727
Consumer	1,255	1,069	916	1,079	1,282
Home equity	659	429	317	218	91
Student	1	74	199	1,252	27
Credit card	9,724	7,417	7,311	7,735	7,734
Overdrafts	—	—	282	78	56

Total past due 90 days and still accruing interest	$20,376	$14,088	$13,067	$20,901	$22,428

The effect on interest income in 2006 of loans on non-accrual status at year end is presented below:

(In thousands)

Gross amount of interest that would have been recorded at original rate	$1,835
Interest that was reflected in income	459

Interest income not recognized	$1,376

Total non-accrual loans at year end 2006 increased $6.9 million over 2005 levels. This increase resulted mainly from an increase of $6.7 million in business real estate non-accrual loans. The increase in business real estate non-accrual loans was mainly related to two borrowers, which were placed on non-accrual status in June and August of 2006. Business non-accrual loans decreased slightly in 2006, mainly due to a decline of $1.5 million in lease-related non-accrual loans, partly offset by $1.6 million in other business non-accrual loans acquired in the 2006 bank acquisitions. Real estate that was acquired in foreclosure, which is comprised mainly of small residential properties, decreased $353 thousand from year end 2005. Total non-performing assets remain low compared to the Company’s peers, with the non-performing loans to total loans ratio at .17%. Loans past due 90 days and still accruing interest increased $6.3 million at year end 2006 compared to 2005. This increase was mainly due to higher delinquencies in business, personal real estate and credit card loans.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans are primarily classified as substandard for regulatory purposes under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $41.9 million at December 31, 2006 compared with $52.8 million at December 31, 2005. The lower balance at December 31, 2006 resulted primarily from customer payments or improvements in assigned credit grade.

Within the loan portfolio, certain types of loans are considered at higher risk of loss due to their terms, location, or special conditions. Certain mortgage products have contractual features that could increase credit exposure in a market of declining real estate prices, when interest rates are steadily increasing, or when a geographic area experiences an economic downturn. Loans might be considered at higher risk when 1) loan terms require a minimum monthly payment that covers only interest, or 2) loan-to-collateral value (LTV) ratios are above 80%, with no private mortgage insurance. Out of the Company’s $1.4 billion personal real estate portfolio, approximately 2.3% of the current outstandings are structured with interest only payments. The following table presents information about personal real estate loans with these risk characteristics.

	Principal
	Outstanding at
	December 31
(Dollars in thousands)	2006	% of Loan Portfolio

Loans with interest only payments	$32,175	2.3%

Loans with no insurance and LTV:
Between 80% and 90%	84,588	5.9
Between 90% and 100%	66,351	4.7
Over 100%	6,953	.5

Over 80% with no insurance	157,892	11.1

Total loan portfolio from which above loans were identified	1,428,475

Within the personal loan portfolio, another popular product, generally collateralized by real estate, is the anytime line (ATL) home equity line. Most ATL’s (92.2%) are written with terms requiring interest only monthly payments. The following table presents risk information about ATL home equity loans.

	Principal				Unused Portion
	Outstanding at		New Lines		of ATL Lines at		Balances
	December 31		Originated During		December 31		Over 30
(Dollars in thousands)	2006	*	2006	*	2006	*	Days Past Due	*

Loans with interest only payments	$407,539	92.2%	$175,226	39.7%	$621,977	140.8%	$2,832	.6%

Loans with LTV:
Between 80% and 90%	55,367	12.5	18,311	4.1	47,559	10.8	468	.1
Between 90% and 100%	26,830	6.1	14,141	3.2	17,746	4.0	112	—
Over 100%	—	—	—	—	—	—	—	—

Over 80%	82,197	18.6	32,452	7.3	65,305	14.8	580	.1

Total loan portfolio from which above loans were identified	441,851		201,864		646,700

*	Percentage of total principal outstanding ATL home equity loans of $441,851,000 at December 31, 2006

Management does not believe these loans collateralized by real estate represent any unusual concentrations of risk, as evidenced by low net charge-offs in 2006 of $92 thousand in personal real estate loans and $135 thousand in ATL loan balances. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The majority of the personal real estate portfolio (95.7%) consists of loans written within the Company’s familiar branch network territories of Missouri, Kansas, and Illinois. Customer’s credit scoring requirements also play an important part in credit line approvals and they can be increased as another means of mitigating risk when considering high LTV agreements.

Additionally, the Company uses automated credit scoring processes for underwriting such products as consumer, ATL, bank card, and personal real estate loans. Loan underwritings which do not meet certain credit scoring levels are manually reviewed for compensating factors and approved only by senior lending employees. The Company does not make a practice of originating sub-prime loans and does not offer sub-prime lending products.

The Company originates certain loans which are categorized as held for sale. These consist of student loans and certain fixed rate residential real estate loans, which were $263.8 million and $14.8 million, respectively, at December 31, 2006.

There were no loan concentrations of multiple borrowers in similar activities at December 31, 2006, which exceeded 10% of total loans. The Company’s aggregate legal lending limit to any single or related borrowing entities is in excess of $182 million. The largest exposures, consisting of either outstanding balances or available lines of credit, generally do not exceed $70 million.

Investment Securities Analysis

Investment securities are comprised of securities which are available for sale, non-marketable, and held for trading. During 2006, total investment securities decreased $297.3 million to $3.5 billion (excluding unrealized gains/losses) compared to $3.8 billion at the previous year end. The decrease was due to lower purchases of securities during the year, as proceeds from maturities were mainly re-invested in new loan growth. During 2006, securities of $888.1 million were purchased, excluding those acquired in bank acquisitions, and were comprised mainly of $313.5 million in state and municipal obligations and $409.8 million in mortgage and asset-backed securities. Maturities and paydowns amounted to $1.1 billion. Proceeds from sales of securities, consisting mainly of mortgage and asset-backed securities, were $170.4 million. The average tax equivalent yield on total investment securities was 4.41% in 2006 and 4.05% in 2005.

At December 31, 2006, the fair value of available for sale securities was $3.4 billion, and included a net unrealized gain in fair value of $17.2 million, compared to a net loss of $6.3 million at December 31, 2005. The amount of the related after tax unrealized gain reported in stockholders’ equity was $10.7 million at year end 2006. The unrealized gain in fair value was the result of unrealized gains of $50.3 million on marketable equity securities held by Commerce Bancshares, Inc., the parent holding company (the “Parent”), partly offset by unrealized losses of $37.0 million in the bank portfolios. Most of the unrealized loss in fair value in the bank portfolios related to mortgage and asset-backed securities and federal agency securities. The fair value of the available for sale portfolio will vary according to changes in market interest rates and the mix and duration of investments in the portfolio. Available for sale securities which mature during the next 12 months total approximately $652 million, and management expects these proceeds to meet the expected liquidity needs of the Company.

Investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2006	2005

Amortized Cost
Available for sale:
U.S. government and federal agency obligations*	$480,343	$845,612
State and municipal obligations	593,816	251,803
Mortgage-backed securities	1,809,741	1,662,454
Other asset-backed securities	358,114	691,877
Other debt securities	36,528	40,919
Equity securities	119,723	181,499

Total available for sale	3,398,265	3,674,164

Non-marketable:
Debt securities	17,225	16,566
Equity securities	56,982	60,755

Total non-marketable	74,207	77,321

Trading securities	6,676	24,959

Total	$3,479,148	$3,776,444

Fair Value
Available for sale:
U.S. government and federal agency obligations*	$474,218	$834,657
State and municipal obligations	594,824	249,018
Mortgage-backed securities	1,782,443	1,631,675
Other asset-backed securities	354,465	684,724
Other debt securities	36,009	40,017
Equity securities	173,481	227,810

Total available for sale	3,415,440	3,667,901

Non-marketable:
Debt securities	17,225	16,566
Equity securities	56,982	60,755

Total non-marketable	74,207	77,321

Trading securities	6,676	24,959

Total	$3,496,323	$3,770,181

*	This category includes obligations of government sponsored enterprises, such as FNMA and FHLMC, which are not backed by the full faith and credit of the United States government. Such obligations are separately disclosed in Note 4 on Investment Securities in the consolidated financial statements.

Other available for sale debt securities, as shown in the table above, include corporate bonds, notes and commercial paper. Available for sale equity securities are comprised of short-term investments in money market mutual funds and publicly traded stock. These are primarily held by the Parent and the fair values of these investments at December 31, 2006 were $60.0 million and $107.8 million, respectively.

Non-marketable securities, which totaled $74.2 million at December 31, 2006, included $35.6 million in Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by bank subsidiaries in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities also include private equity and venture capital securities which are carried at estimated fair value.

The Company engages in private equity and venture capital activities through direct private equity investments and in three private equity/venture capital subsidiaries. CFB Venture Fund I, Inc., a wholly-owned subsidiary, held $5.6 million in private equity investments at December 31, 2006. Another subsidiary,

CFB Venture Fund II, L.P., is a limited partnership venture fund with 47% outside ownership. This partnership held venture capital investments of $5.3 million at year end 2006 and is fully funded. A new series partnership, CFB Venture Fund, L.P., was organized in 2005 with approximately 20% outside ownership. Two new funds are active in this partnership, which held combined investments of $25.8 million at December 31, 2006. The Company plans to fund an additional $15.0 million to the new partnership in the future. In addition to investments held by its private equity/venture capital subsidiaries, the Company has direct investments in several private equity concerns, which totaled $7.5 million at year end 2006. Most of the venture capital and private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, which believes the potential for long-term gains in these investments outweighs the potential risks.

A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 2006, is presented in Note 4 on Investment Securities in the consolidated financial statements. At December 31, 2006, mortgage and asset-backed securities comprised 61% of the investment portfolio with a weighted average yield of 4.59% and an estimated average maturity of 2.5 years; state and municipal obligations comprised 17% with a weighted average tax equivalent yield of 3.73% and an estimated average maturity of 5.4 years; and U.S. government and federal agency obligations comprised 14% with a weighted average yield of 3.66% and an estimated average maturity of 1.4 years.

Deposits and Borrowings

Deposits are the primary funding source for the Company’s banks, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $11.7 billion at December 31, 2006, compared to $10.9 billion last year, reflecting an increase of $893.0 million, or 8.2%. Average deposits grew by $594.7 million, or 5.7%, in 2006 compared to 2005 with most of this growth centered around certificates of deposit. The Federal Reserve permits certain reporting reclassifications between deposit categories. Excluding the effects of these reclassifications, overall average non-interest bearing demand deposits grew by $7.5 million, or less than 1%, with most of the growth coming from commercial customers. The Company’s premium money market deposits grew on average by $25.7 million, or 1.1%, in 2006 compared to 2005; however, other interest-bearing transaction and savings accounts declined by $84.1 million. Certificates of deposit with balances under $100,000 grew on average by $340.5 million, or 19.6%, while certificates of deposit over $100,000 grew $305.1 million, or 31.0%. The previously mentioned bank acquisitions added approximately $166.3 million in new average deposit balances in 2006.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2006	2005

Non-interest bearing demand	11.2%	12.9%
Savings, interest checking and money market	58.6	59.8
Time open and C.D.’s of less than $100,000	19.6	16.9
Time open and C.D.’s of $100,000 and over	10.6	10.4

Total deposits	100.0%	100.0%

Core deposits (defined as all non-interest and interest bearing deposits, excluding short-term C.D.’s of $100,000 and over) supported 77% of average earning assets in 2006 and 76% in 2005. Average balances by major deposit category for the last six years appear at the end of this discussion. A maturity schedule of time deposits outstanding at December 31, 2006 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Balances in these accounts can fluctuate significantly on a day-to-day basis, and generally have overnight maturities. Balances outstanding at year end 2006 were $1.8 billion, a $444.9 million increase over $1.3 billion outstanding at year end 2005. On an average basis, federal funds purchased declined $495.9 million in 2006 compared to 2005, which was partly offset by an increase of $341.5 million in repurchase agreement deposits. The decline in average federal funds purchased resulted mainly from the added liquidity generated by the reduction in the investment securities portfolio and the purchase of a $500.0 million structured repurchase agreement in the third quarter of 2006. The structured repurchase agreement has a term of four years with a LIBOR-based floating interest rate and an embedded floor that will provide further reductions to interest costs if rates drop below 4.25%. The average rate paid on federal funds purchased and repurchase agreements was 4.82% during 2006 and 3.03% during 2005.

Long-term debt includes borrowings by subsidiary banks from the Federal Home Loan Bank (FHLB). These advances declined $223.6 million during the year to $28.2 million outstanding at December 31, 2006 due to maturities of advances which were not renewed. The average rate paid on FHLB advances was 4.88% during 2006 and 3.40% during 2005. The weighted average year end rate on outstanding FHLB advances at December 31, 2006 was 3.86%. Other long-term debt also includes $10.9 million borrowed from insurance companies by a venture capital subsidiary in order to fund certain investing activity as a Missouri Certified Capital Company.

Liquidity and Capital Resources

Liquidity Management

Liquidity is managed within the Company in order to satisfy cash flow requirements of deposit and borrowing customers while at the same time meeting its own cash flow needs. The Company maintains its liquidity position by providing a variety of sources including:

•	A portfolio of liquid assets including marketable investment securities and overnight investments,

•	A large customer deposit base and limited exposure to large, volatile certificates of deposit,

•	Lower long-term borrowings that might place a demand on Company cash flow,

•	Relatively low loan to deposit ratio promoting strong liquidity,

•	Excellent debt ratings from both Standard & Poor’s and Moody’s national rating services, and

•	Available borrowing capacity from outside sources.

The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). At December 31, 2006 and 2005, such assets were as follows:

(In thousands)	2006	2005

Available for sale investment securities	$3,415,440	$3,667,901
Federal funds sold and resale agreements	527,816	128,862

Total	$3,943,256	$3,796,763

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The Company’s available for sale investment portfolio has maturities of approximately $652 million which come due during 2007 and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. Furthermore, in the normal course of business the Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. Total pledged investment securities for these purposes comprised 61% of the total investment portfolio, leaving approximately $1.4 billion of unpledged securities.

Additionally, the Company maintains a large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At December 31, 2006, such deposits totaled $8.2 billion and represented 70% of the Company’s total deposits. At December 31, 2005 these deposits totaled $7.9 billion. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources.

Time open and certificates of deposit of $100,000 or greater totaled $1.3 billion and $1.1 billion at December 31, 2006 and 2005, respectively. These deposits are normally considered more volatile and higher costing, but comprised just 10.7% and 10.4% of total deposits at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, the Company’s borrowings were comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt as follows:

(In thousands)	2006	2005

Federal funds purchased	$715,475	$849,504
Securities sold under agreements to repurchase	1,055,807	476,923
Other borrowings	53,934	269,390

Total	$1,825,216	$1,595,817

Federal funds purchased are funds generally borrowed overnight and are obtained mainly from upstream correspondent banks to assist in balancing overall bank liquidity needs. Securities sold under agreements to repurchase are comprised mainly of non-insured customer funds, normally with maturities of 90 days or less, and the Company pledges portions of its own investment portfolio to secure these deposits. These funds are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. The increase in securities sold under agreements to repurchase in 2006 was partly due to a $500.0 million structured repurchase agreement purchased in the third quarter of 2006.

The Company’s other borrowings are comprised mainly of advances from the FHLB, debentures funded by trust preferred securities, and debt related to the Company’s venture capital business. At December 31, 2006 and 2005, debt from the FHLB amounted to $28.2 million and $251.8 million, respectively. The decline in FHLB borrowings during 2006 was due to repayments on maturing debt. All the FHLB debt outstanding at year end 2006 has fixed interest rates, and $17.9 million mature in 2007. The debt maturing in 2007 may be refinanced or may be repaid with funds generated by maturities of loans or investment securities, or by deposit growth or other types of borrowings. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.

In addition to the sources and uses of funds noted above, the Company had an average loans to deposits ratio of 85% at December 31, 2006, which is considered in the banking industry to be a conservative measure of good liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its lead bank, Commerce Bank, N.A. (Missouri). These ratings are as follows:

	Standard & Poor’s	Moody’s

Commerce Bancshares, Inc.
Bank holding company rating	A-1	Aa3
Short term/commercial paper	A-1	P-1
Commerce Bank, N. A.
Counterparty credit rating	A+
Certificate of deposit	A+	Aa3

The Company considers these ratings to be indications of a sound capital base and good liquidity, and believes that these ratings would enable its commercial paper to be readily marketable should the need arise. No commercial paper was outstanding over the past three years. The Company’s excellent credit standing has resulted in lead bank ratings which are significantly higher than those of many of its peers in the community banking arena.

In addition to the sources of liquidity as noted above, the Company has temporary borrowing capacity at the Federal Reserve discount window of $580.2 million, for which it has pledged $298.5 million in loans and $359.7 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group, it could generate additional liquidity from sources such as jumbo certificates of deposit or privately-placed corporate notes.

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $480.2 million in 2006, as reported in the consolidated statements of cash flows on page 56 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $451.4 million and has historically been a stable source of funds. Investing activities, consisting mainly of purchases and maturities of available for sale investment securities and changes in the level of the Company’s loan portfolio, used total cash of $389.4 million in 2006. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on financing activities described below.

Financing activities provided total cash of $418.3 million, resulting from a $417.4 million increase in borrowings of federal funds purchased and securities sold under agreements to repurchase and a $444.5 million increase in deposits. Partly offsetting these cash inflows were repayments on FHLB advances of $250.3 million, treasury stock purchases of $135.0 million, and cash dividend payments of $65.8 million. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash used for treasury stock purchases, net of cash received in connection with stock programs, and dividend payments were as follows:

(In millions)	2006	2005	2004

Purchases of treasury stock	$135.0	$234.5	$173.8
Exercise of stock options and sales to affiliate non- employee directors	(7.3)	(18.4)	(15.3)
Cash dividends	65.8	63.4	61.1

Total	$193.5	$279.5	$219.6

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

(In millions)	2006	2005	2004

Dividends received from subsidiaries	$140.5	$220.0	$253.3
Management fees	37.7	33.0	33.0

Total	$178.2	$253.0	$286.3

These sources of funds are used mainly to purchase treasury stock and pay cash dividends on outstanding common stock as noted above. At December 31, 2006, the Parent had no third party short-term borrowings or long-term debt and maintained $166.2 million in available for sale investment securities. This portfolio is very liquid, consisting of $57.9 million in money market mutual funds, $81.1 million in publicly traded common stock, and $26.8 million in FMNA and SLMA preferred stock.

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

Capital Management

The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

				Well-Capitalized
				Regulatory
	2006	2005	2004	Guidelines

Risk-based capital ratios:
Tier I capital	11.25%	12.21%	12.21%	6.00%
Total capital	12.56	13.63	13.57	10.00
Leverage ratio	9.05	9.43	9.60	5.00
Common equity/assets	9.68	9.87	10.25
Dividend payout ratio	30.19	28.92	28.26

The components of the Company’s regulatory risked-based capital and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2006	2005	2004

Regulatory risk-based capital:
Tier I capital	$1,345,378	$1,295,898	$1,342,275
Tier II capital	157,008	150,510	149,734
Total capital	1,502,386	1,446,408	1,492,009
Total risk-weighted assets	11,959,757	10,611,322	10,993,542

In February 2007, the Board of Directors authorized the Company to purchase additional shares of common stock under its repurchase program, which brought the total purchase authorization to 4,000,000 shares. The Company has routinely used these shares to fund the Company’s annual 5% stock dividend and various stock compensation programs. During 2006, approximately 2,705,000 shares were acquired under a prior Board authorization at an average price of $49.89.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 7.1% in 2006 compared with 2005.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $7.5 billion (including approximately $3.7 billion in unused approved credit card lines) and standby letters of credit totaling $452.2 million at December 31, 2006. The Company has various other financial instruments with off-balance sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2006 and the expected timing of these payments follows:

	Payments Due by Period

		After One Year	After Three	After
	In One Year	Through Three	Years Through	Five
(In thousands)	or Less	Years	Five Years	Years	Total

Long-term debt obligations, including structured repurchase agreements*	$21,302	$8,248	$501,839	$22,545	$553,934
Operating lease obligations	5,625	9,024	5,953	25,137	45,739
Purchase obligations	22,950	7,903	518	—	31,371
Time open and C.D.’s *	2,934,454	551,971	65,846	1,136	3,553,407

Total	$2,984,331	$577,146	$574,156	$48,818	$4,184,451

*	Includes principal payments only.

The Company has investments in several low-income housing partnerships within the area served by the banking affiliates. At December 31, 2006, these investments totaled $2.9 million and were recorded as other assets in the Company’s consolidated balance sheet. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. These unfunded commitments are recorded as liabilities on the Company’s consolidated balance sheet, and aggregated $2.1 million at December 31, 2006.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During 2006, purchases and sales of tax credits amounted to $31.1 million and $32.6 million, respectively, generating combined gains on sales and tax savings of $1.7 million. At December 31, 2006, the Company had outstanding purchase commitments totaling $77.1 million.

The Parent has investments in several private equity concerns which are classified as non-marketable securities in the Company’s consolidated balance sheet. Under the terms of the agreements with six of these concerns, the Parent has unfunded commitments outstanding of $2.4 million at December 31, 2006. The Parent also has commitments to fund $15.0 million to venture capital subsidiaries over the next several years.

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

	December 31, 2006		September 30, 2006		December 31, 2005
	Increase	% of Net Interest	Increase	% of Net Interest	Increase	% of Net Interest
(Dollars in millions)	(Decrease)	Income	(Decrease)	Income	(Decrease)	Income

200 basis points rising	$(4.3)	(.80)%	$(4.6)	(.86)%	$(5.8)	(1.14)%
100 basis points rising	(.9)	(.17)	(1.3)	(.24)	(1.9)	(.37)
100 basis points falling	(.6)	(.10)	(.5)	(.09)	(1.7)	(.33)
200 basis points falling	(.7)	(.13)	(1.5)	(.29)	(4.7)	(.93)

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

The Company’s modeling of interest rate risk continues to show the Company as mildly susceptible to lower net interest income in a rising rate environment. However, this risk has been reduced over the last four quarters of 2006. At December 31, 2006, the Company calculated that a gradual increase in rates of 100 basis points would reduce net interest income by $900 thousand, or .17%, compared with a reduction of $1.9 million calculated at December 31, 2005. Also, a 200 basis point gradual rise in rates calculated at December 31, 2006 would reduce net interest income by $4.3 million, or .80%, down from a reduction of $5.8 million last year. This result is mainly due to assumptions in the models which immediately reprice the Company’s interest bearing demand and money market accounts and overnight borrowings.

The continued improvement in the overall interest rate risk is the result of several changes in 2006. These changes included growth in average loans of $859.9 million, mainly variably-priced construction, commercial real estate, residential mortgage and credit card loans. In addition, average available for sale investment securities declined $776.8 million during 2006, while certificates of deposit increased by $645.6 million, which both have mostly fixed rates. Also, the average balance of short-term borrowings, mostly federal funds purchased, declined by $154.3 million in 2006, thereby limiting the expense impact of rising short-term interest rates. The Company remains somewhat susceptible to interest rate risk from falling rates because of 2006 growth in both certificates of deposit with fixed interest costs, and the loan portfolio with its ability to re-price downward. The current size and characteristics of the investment portfolio help to provide a natural hedge in limiting this risk. Additionally, the Company added a structured repurchase agreement, containing an embedded floor to hedge against a reduction in rates, which averaged $198.6 million during 2006. The Company has attempted to structure its overall interest risk profile, as demonstrated above, such that over the next 24 months, the impact of rising or falling rates of 100 basis points would have a minimal effect on the Company.

The Company’s balance sheet remains well-diversified with moderate interest rate risk and is well-positioned for future growth. The use of derivative products is limited and the deposit base is strong and stable. The loan to deposit ratio is still at relatively low levels, which should present the Company with opportunities to fund future loan growth at reasonable costs.

Derivative Financial Instruments

The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. As of December 31, 2006, the Company had entered into two interest rate swaps with a notional amount of $14.4 million which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. Because of the matching terms of the offsetting contracts, the net effect of changes in the fair value of the paired swaps is minimal. The notional amount of these types of swaps at December 31, 2006 was $167.1 million.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2006 mature within 90 days, and the longest period to maturity is 9 months.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2006 and 2005. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the consolidated balance sheets.

	2006			2005
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate contracts:
Swap contracts	$181,464	$1,185	$(2,003)	$162,698	$798	$(1,782)
Option contracts	6,970	10	(10)	6,970	6	(6)
Foreign exchange contracts:
Forward contracts	16,117	29	(20)	14,184	159	(77)
Option contracts	2,670	16	(16)	2,560	3	(3)
Mortgage loan commitments	11,529	—	(43)	5,353	12	—
Mortgage loan forward sale contracts	21,269	60	(14)	9,251	7	(18)

Total at December 31	$240,019	$1,300	$(2,106)	$201,016	$985	$(1,886)

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

The table below is a summary of segment pre-tax income for the past three years.

				% Change
(Dollars in thousands)	2006	2005	2004	’06-’05	’05-’04

Consumer	$244,490	$193,253	$138,644	26.5%	39.4%
Commercial	147,625	133,937	115,345	10.2	16.1
Money management	34,540	31,716	28,671	8.9	10.6

Total segments	426,655	358,906	282,660	18.9	27.0

Other/elimination	(102,909)	(41,312)	28,482	NM	NM

Income before income taxes	$323,746	$317,594	$311,142	1.9%	2.1%

Consumer

The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage services. Pre-tax income for 2006 was $244.5 million, an increase of $51.2 million, or 26.5%, over 2005. This increase was due to an increase of $42.9 million in net interest income, coupled with a $9.2 million increase in non-interest income. The increase in net interest income resulted mainly from an $85.2 million increase in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolios, and higher loan interest income of $43.2 million, which more than offset growth of $85.2 million in deposit interest expense. The rising interest rate environment assigns a greater value, and thus income, to customer deposits in this segment. The increase in non-interest income resulted mainly from higher overdraft fees, bank card transaction fees and gains on the sale of MasterCard Inc. restricted shares, partly offset by a decline in gains on the sale of student loans. Non-interest expense increased $9.3 million, or 3.3%, over the previous year mainly due to higher salaries expense, occupancy expense, loan servicing costs, bank card processing expense, and online banking processing costs. These increases were partly offset by declines in corporate management fees and credit card fraud losses. Net loan charge-offs declined $8.4 million in the Consumer segment, mainly relating to personal and credit card loans, as a result of lower bankruptcy notices received in 2006. Total average assets directly related to the segment rose 3.8% over 2005. During 2006, total average loans increased 3.5%, compared to a 5.2% increase in 2005. The increase in average loans during

2006 resulted mainly from growth in consumer, personal real estate and credit card loans, partly offset by a decline in student loans. Average deposits increased 6.4% over the prior year, mainly due to growth in long-term certificates of deposit.

Pre-tax income for 2005 was $193.3 million, an increase of $54.6 million, or 39.4%, over 2004. This growth was mainly due to growth in net interest income of $52.7 million and an $18.9 million increase in non-interest income. Partly offsetting these increases were a $9.6 million increase in non-interest expense and a $7.3 million increase in net loan charge-offs. The increase in net interest income resulted mainly from a $93.7 million increase in allocated funding credits assigned to the deposit portfolio, which more than offset growth in deposit interest. Non-interest income increased 12.2%, primarily due to higher overdraft and return item fees and bank card fees. Non-interest expense increased 3.6% over the prior year due to higher salaries expense, bank card processing expense, online banking processing costs, and corporate management fees. These increases were partly offset by decreases in assigned overhead costs. Net loan charge-offs increased $7.3 million in 2005 over the previous year and were directly related to higher consumer and credit card loan charge-offs in the fourth quarter as a result of higher bankruptcy notices received. Total average assets directly related to the segment rose 3.3% over 2004. Average segment loans increased 5.2% compared to 2004 mainly as a result of growth in consumer, home equity and credit card loans, while average deposits increased only slightly.

Commercial

The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Income before income taxes for the Commercial segment increased $13.7 million, or 10.2%, in 2006 compared to 2005. Most of the increase was due to an $18.1 million, or 9.3%, increase in net interest income and a $6.2 million increase in non-interest income. The growth in net interest income, as in the Consumer segment, resulted from an increase in the cost of funds credit assigned to the segment’s deposits due to the rising rate environment in 2006. This credit increased by $26.2 million in 2006 compared with the growth in deposit interest expense of $7.3 million, thus creating a larger interest spread on deposits. Also, while interest on loans grew by $97.7 million, this growth was offset by higher assigned funding costs. Non-interest income increased by 8.4% over the previous year mainly as a result of higher operating lease-related income and commercial bank card transaction fees. The $8.6 million, or 6.3%, increase in non-interest expense included increases in salaries expense, operating lease depreciation, foreclosed property expense, commercial deposit account processing fees, and bank card servicing expense. Net loan recoveries were $313 thousand in 2006 compared to net recoveries of $2.3 million in 2005, which also had a negative impact on the year to year comparison of the Commercial segment profitability. Total average assets directly related to the segment rose 14.7% over 2005. Average segment loans increased 14.4% compared to 2005 mainly as a result of growth in business and business real estate loans, while average deposits decreased slightly.

In 2005, pre-tax income increased $18.6 million, or 16.1%, over 2004. This increase resulted from growth in net interest income and lower net loan charge-offs, coupled with well-controlled expense growth but lower non-interest income. The growth in net interest income resulted from an increase in the cost of funds credit assigned to the segment’s deposits. This credit increased by $22.2 million in 2005 compared with the growth in deposit interest expense of $4.8 million. Net loan charge-offs were $5.6 million in 2004 compared to net recoveries of $2.3 million in 2005, and resulted from a large loan charge-off in 2004, which was partly recovered in 2005. Non-interest income decreased $3.1 million, or 4.1%, as a result of lower commercial cash management fees, partly offset by growth in commercial bank card transaction fee income. Non-interest expense increased $2.1 million, or 1.5%, due to higher salaries expense, commercial deposit account processing fees, and overhead cost allocations. Partly offsetting these expense increases were lower operating losses and higher deferred loan origination costs. During 2005, total average loans increased 5.2%, compared to a 1.6% decrease during 2004. The increase in loans during 2005 resulted mainly from growth in business loans and construction real estate loans, partly offset by a decline in business real estate loans. Average deposits increased 1.8% during 2005 compared to a 9.0% increase during 2004, as growth in business demand accounts slowed in 2005.

Money Management

The Money Management segment consists of the trust and capital markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. At December 31, 2006 the Trust group managed investments with a market value of $11.5 billion and administered an additional $9.7 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $1.7 billion in total assets at December 31, 2006. The Capital Markets Group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for the segment was $34.5 million in 2006 compared to $31.7 million in 2005, an increase of $2.8 million, or 8.9%. The increase over the prior year was mainly due to higher non-interest income. Non-interest income was up $2.7 million, or 3.3%, mainly in private client revenues, partly offset by lower bond trading income in the Capital Markets Group. Net interest income, which increased $1.6 million, or 20.3%, over the prior year, was higher mainly due to higher assigned funding credits attributed to the deposit portfolio of this segment. The $1.6 million increase in non-interest expense in the Money Management segment was mainly due to higher salaries expense and corporate management fees. Average assets increased $216.0 million during 2006 because of higher overnight investments of liquid funds. Average deposits increased $37.0 million during 2006, mainly due to continuing growth in short-term certificates of deposit over $100,000.

Pre-tax income for the segment was $31.7 million in 2005 compared to $28.7 million in 2004, an increase of $3.0 million, or 10.6%. The increase was due to growth in net interest income coupled with higher non-interest income of $1.5 million and slightly lower non-interest expense. The improvement in net interest income resulted from higher funding credits assigned to the deposits and overnight borrowings in this segment. The growth in non-interest income occurred mainly in private client revenues and proprietary mutual fund administration fees, partly offset by lower bond trading revenues. Non-interest expense decreased slightly due to lower incentive compensation costs and trust processing costs, partly offset by higher proprietary mutual funds expense subsidies. Average assets decreased $9.3 million during 2005 because of lower trading account investments and overnight investments of liquid funds. Average deposits increased $84.2 million during 2005, mainly due to growth in short-term certificates of deposit over $100,000.

The Other/elimination category shown in the table above includes support and overhead operating units of the Company which contain various operating expenses such as salaries, occupancy, etc. Also included in this category is the Company’s available for sale investment securities portfolio, which totaled $3.4 billion at December 31, 2006. The pre-tax profitability in the Other/elimination category decreased $61.6 million in 2006 compared to 2005, and decreased $69.8 million in 2005 compared to 2004. These declines were mainly the result of higher cost of funds charges assigned to this category and allocated to the investment portfolio. Interest earned on the investment portfolio is primarily based on fixed rates. However, the cost of funds charges assigned are variable and in a rising rate environment have increased significantly, causing most of the decline in pre-tax profitability for this category.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. The revision requires entities to recognize the cost in their statements of income of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Statement requires several accounting changes in the areas of award modifications and forfeitures. It contains additional guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For calendar year companies, the Statement was effective January 1, 2006. The Company implemented provisions of the original Statement 123 beginning in 2003 and has recorded the cost of stock-based awards in its statements of income. The Company’s adoption of Statement 123 (revised) is further discussed in the Stock-Based Compensation and Directors’ Stock Purchase Plan note to the consolidated financial statements, and did not have a material effect on its consolidated financial statements in 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”. The Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement carries forward previously issued guidance on reporting changes in accounting estimate (which shall be accounted for in the period of change and future periods, if affected) and errors in previously issued financial statements (which shall be reported as a prior period adjustment by restating the prior period financial statements). For calendar year companies, the Statement was effective for accounting changes and corrections of errors made after January 1, 2006. The Company’s initial adoption of the Statement did not have a material effect on its consolidated financial statements.

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

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, which prescribes the recognition threshold and measurement attribute necessary for recognition in the financial statements of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting, disclosure, and transition requirements. For calendar year companies, this Interpretation is effective January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Prior year misstatements must be considered in quantifying misstatements in current year financial statements and if the effect of those misstatements is material to the current year, the prior year financial statements must be corrected even though such revision previously was and continues to be immaterial to the prior year financial statements. The Company’s analysis under SAB No. 108 of prior year and current year misstatements did not result in any adjustment to prior year or current year financial statements.

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

The FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, in September 2006. The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. For calendar year companies with publicly traded stock, the funded status must be initially recognized at December 31, 2006, while the measurement requirement is effective in 2008. The Company’s initial recognition at December 31, 2006 of the funded status of its defined benefit pension plan reduced its prepaid pension asset by $17.5 million, reduced deferred tax liabilities by $6.6 million, and reduced the equity component of accumulated other comprehensive income by $10.9 million.

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

Corporate Governance

The Company has adopted a number of corporate governance measures. These include corporate governance guidelines, a code of ethics that applies to its senior financial officers and the charters for its audit committee, its committee on compensation and human resources, and its committee on governance/directors. This information is available on the Company’s web site www.commercebank.com under Investor Relations.

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

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31
	2006			2005			2004
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$2,688,722	$177,313	6.59%	$2,336,681	$125,417	5.37%	$2,119,823	$88,199	4.16%
Real estate – construction	540,574	40,477	7.49	480,864	28,422	5.91	427,976	18,068	4.22
Real estate – business	2,053,455	140,659	6.85	1,794,269	106,167	5.92	1,823,302	90,601	4.97
Real estate – personal	1,425,311	80,830	5.67	1,351,809	71,879	5.32	1,334,859	69,273	5.19
Consumer	1,352,047	95,074	7.03	1,242,163	80,431	6.48	1,188,018	75,633	6.37
Home equity	445,376	33,849	7.60	429,911	26,463	6.16	381,111	17,481	4.59
Student	305,960	20,774	6.79	357,319	17,050	4.77	326,120	9,790	3.00
Credit card	595,252	77,737	13.06	554,471	66,552	12.00	515,585	57,112	11.08
Overdrafts	14,685	–	–	13,995	—	—	13,319	—	—

Total loans, including held for sale	9,421,382	666,713	7.08	8,561,482	522,381	6.10	8,130,113	426,157	5.24

Investment securities:
U.S. government & federal agency	640,239	22,817	3.56	1,066,304	39,968	3.75	1,721,301	67,988	3.95
State & municipal obligations(B)	414,282	18,546	4.48	137,007	5,910	4.31	70,846	3,410	4.81
Mortgage and asset-backed securities	2,201,685	96,270	4.37	2,812,757	114,978	4.09	2,846,093	105,827	3.72
Trading securities	17,444	762	4.37	10,624	422	3.98	14,250	498	3.50
Other marketable securities(B)	200,013	11,248	5.62	216,984	9,316	4.29	163,843	3,747	2.29
Non-marketable securities	85,211	7,475	8.77	78,709	4,617	5.87	75,542	3,530	4.67

Total investment securities	3,558,874	157,118	4.41	4,322,385	175,211	4.05	4,891,875	185,000	3.78

Federal funds sold and securities purchased under agreements to resell	299,554	15,637	5.22	116,553	4,102	3.52	84,113	1,312	1.56

Total interest earning assets	13,279,810	839,468	6.32	13,000,420	701,694	5.40	13,106,101	612,469	4.67

Less allowance for loan losses	(129,224)			(129,272)			(132,554)
Unrealized gain (loss) on investment securities	(9,443)			22,607			90,692
Cash and due from banks	470,826			508,389			553,074
Land, buildings and equipment – net	376,375			369,471			340,188
Other assets	250,260			201,829			191,655

Total assets	$14,238,604			$13,973,444			$14,149,156

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$393,870	2,204	.56	$403,158	1,259	.31	$401,935	1,250	.31
Interest checking and money market	6,717,280	94,238	1.40	6,745,714	52,112	.77	6,171,456	26,707	.43
Time open & C.D.’s of less than $100,000	2,077,257	85,424	4.11	1,736,804	50,597	2.91	1,678,659	38,924	2.32
Time open & C.D.’s of $100,000 and over	1,288,845	58,381	4.53	983,703	30,779	3.13	788,800	14,912	1.89

Total interest bearing deposits	10,477,252	240,247	2.29	9,869,379	134,747	1.37	9,040,850	81,793	.90

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,455,544	70,154	4.82	1,609,868	48,776	3.03	1,827,428	22,560	1.23
Other borrowings(C)	182,940	8,744	4.78	366,072	12,464	3.40	419,215	8,519	2.03

Total borrowings	1,638,484	78,898	4.82	1,975,940	61,240	3.10	2,246,643	31,079	1.38

Total interest bearing liabilities	12,115,736	319,145	2.63%	11,845,319	195,987	1.65%	11,287,493	112,872	1.00%

Non-interest bearing demand deposits	642,545			655,729			1,288,434
Other liabilities	102,668			93,708			123,048
Stockholders’ equity	1,377,655			1,378,688			1,450,181

Total liabilities and equity	$14,238,604			$13,973,444			$14,149,156

Net interest margin (T/E)		$520,323			$505,707			$499,597

Net yield on interest earning assets			3.92%			3.89%			3.81%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			2.89%			1.22%			(1.15)%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Business loan interest income includes tax free loan income of $5,883,000 in 2006, $2,393,000 in 2005, $2,379,000 in 2004, $2,466,000 in 2003 and $3,355,000 in 2002, including tax equivalent adjustments of $1,596,000 in 2006, $1,097,000 in 2005, $819,000 in 2004, $847,000 in 2003 and $1,142,000 in 2002. State and municipal interest income includes tax equivalent adjustments of $3,698,000

Years Ended December 31
2003			2002			2001			Average
		Average			Average			Average	Balance
	Interest	Rates		Interest	Rates		Interest	Rates	Five Year
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Compound
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Growth Rate

$2,173,765	$90,860	4.18%	$2,433,041	$115,058	4.73%	$2,566,503	$169,747	6.61%	.93%
404,058	17,324	4.29	474,307	23,894	5.04	409,262	29,598	7.23	5.72
1,831,575	93,731	5.12	1,483,012	88,645	5.98	1,398,366	103,551	7.41	7.99
1,304,677	73,568	5.64	1,247,209	82,382	6.61	1,339,436	98,283	7.34	1.25
1,129,267	79,571	7.05	1,046,173	83,266	7.96	1,095,809	92,339	8.43	4.29
324,375	14,372	4.43	283,466	14,336	5.06	239,599	18,077	7.54	13.20
339,577	9,606	2.83	316,910	13,124	4.14	280,846	18,223	6.49	1.73
490,534	55,310	11.28	463,474	52,337	11.29	460,157	61,789	13.43	5.28
11,631	—	—	14,150	—	—	19,953	—	—	(5.95)

8,009,459	434,342	5.42	7,761,742	473,042	6.09	7,809,931	591,607	7.58	3.82

1,543,269	67,236	4.36	1,233,040	57,159	4.64	892,248	48,666	5.45	(6.42)
80,687	4,139	5.13	41,103	3,079	7.49	55,379	4,225	7.63	49.55
2,504,514	103,681	4.14	2,118,460	112,703	5.32	1,284,355	77,066	6.00	11.38
17,003	662	3.90	10,931	532	4.86	15,924	774	4.86	1.84
220,499	4,603	2.09	124,648	4,258	3.42	159,897	6,742	4.22	4.58
74,501	4,923	6.61	66,666	2,781	4.17	68,299	3,246	4.75	4.52

4,440,473	185,244	4.17	3,594,848	180,512	5.02	2,476,102	140,719	5.68	7.52

63,232	831	1.31	84,278	1,486	1.76	541,930	22,386	4.13	(11.18)

12,513,164	620,417	4.96	11,440,868	655,040	5.73	10,827,963	754,712	6.97	4.17

(132,057)			(129,960)			(129,978)			(.12)

143,309			114,908			56,296			NM
513,733			511,798			532,715			(2.44)
336,665			329,553			286,166			5.63
167,944			146,671			162,661			9.00

$13,542,758			$12,413,838			$11,735,823			3.94%

$380,323	1,351	.36	$353,779	2,146	.61	$323,462	3,345	1.03	4.02%
6,015,827	27,391	.46	5,762,465	43,101	.75	5,253,024	97,746	1.86	5.04

1,838,137	48,440	2.64	2,046,041	70,367	3.44	2,259,161	121,851	5.39	(1.66)

699,241	14,278	2.04	651,336	18,252	2.80	530,874	27,699	5.22	19.41

8,933,528	91,460	1.02	8,813,621	133,866	1.52	8,366,521	250,641	3.00	4.60

1,550,211	15,289	.99	771,646	9,853	1.28	601,865	19,164	3.18	19.32
395,026	8,269	2.09	371,902	9,363	2.52	301,363	13,956	4.63	(9.50)

1,945,237	23,558	1.21	1,143,548	19,216	1.68	903,228	33,120	3.67	12.65

10,878,765	115,018	1.06%	9,957,169	153,082	1.54%	9,269,749	283,761	3.06%	5.50

1,083,207			974,941			1,101,174			(10.21)
133,813			120,143			137,832			(5.72)
1,446,973			1,361,585			1,227,068			2.34

$13,542,758			$12,413,838			$11,735,823			3.94%

	$505,399			$501,958			$470,951

		4.04%			4.39%			4.35%

		.69%			6.58%			(2.80)%

in 2006, $1,445,000 in 2005, $1,093,000 in 2004, $1,301,000 in 2003 and $999,000 in 2002. Interest income on other marketable securities includes tax equivalent adjustments of $1,868,000 in 2006, $1,586,000 in 2005, $467,000 in 2004, $859,000 in 2003 and $346,000 in 2002.
(C)	Interest expense of $38,000, $123,000, $113,000 and $494,000 which was capitalized on construction projects in 2006, 2005, 2004 and 2002, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Year Ended December 31, 2006
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,806	6.82%	$2,709	6.81%	$2,694	6.48%	$2,543	6.23%
Real estate – construction	628	7.70	582	7.72	508	7.37	442	7.00
Real estate – business	2,161	7.07	2,082	6.99	1,997	6.80	1,971	6.50
Real estate – personal	1,505	5.77	1,462	5.70	1,373	5.63	1,358	5.56
Consumer	1,412	7.30	1,373	7.12	1,333	6.90	1,288	6.78
Home equity	443	7.84	445	7.79	446	7.54	447	7.22
Student	300	6.94	279	7.03	286	7.58	360	5.83
Credit card	612	13.16	607	13.09	585	12.93	578	13.04
Overdrafts	13	—	14	—	12	—	20	—

Total loans, including held for sale	9,880	7.27	9,553	7.22	9,234	7.02	9,007	6.76

Investment securities:
U.S. government & federal agency	492	3.66	592	3.58	697	3.47	784	3.58
State & municipal obligations(A)	573	4.57	472	4.48	348	4.40	260	4.36
Mortgage and asset-backed securities	2,178	4.52	2,172	4.38	2,166	4.30	2,293	4.30
Trading securities	15	4.49	14	4.57	21	4.34	19	4.15
Other marketable securities(A)	198	6.12	213	5.66	194	5.47	194	5.22
Non-marketable securities	84	14.86	86	6.51	87	6.88	84	6.90

Total investment securities	3,540	4.74	3,549	4.39	3,513	4.27	3,634	4.26

Federal funds sold and securities purchased under agreements to resell	530	5.34	379	5.33	143	5.06	142	4.64

Total interest earning assets	13,950	6.56	13,481	6.42	12,890	6.25	12,783	6.03

Less allowance for loan losses	(131)		(130)		(128)		(128)
Unrealized gain (loss) on investment securities	9		(16)		(21)		(9)
Cash and due from banks	471		462		471		481
Land, buildings and equipment – net	389		377		367		371
Other assets	312		258		221		208

Total assets	$15,000		$14,432		$13,800		$13,706

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$401	.57	$394	.57	$397	.56	$384	.54
Interest checking and money market	6,862	1.56	6,678	1.53	6,666	1.35	6,661	1.16
Time open & C.D.’s under $100,000	2,293	4.50	2,156	4.28	1,974	3.95	1,881	3.61
Time open & C.D.’s $100,000 & over	1,292	4.79	1,320	4.72	1,257	4.44	1,286	4.16

Total interest bearing deposits	10,848	2.53	10,548	2.45	10,294	2.20	10,212	1.97

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,793	5.15	1,581	5.09	1,214	4.63	1,227	4.16
Other borrowings	104	5.86	163	4.91	205	4.67	260	4.34

Total borrowings	1,897	5.19	1,744	5.07	1,419	4.64	1,487	4.19

Total interest bearing liabilities	12,745	2.92%	12,292	2.83%	11,713	2.49%	11,699	2.25%

Non-interest bearing demand deposits	664		644		664		598
Other liabilities	133		112		86		79
Stockholders’ equity	1,458		1,384		1,337		1,330

Total liabilities and equity	$15,000		$14,432		$13,800		$13,706

Net interest margin (T/E)	$136		$131		$128		$125

Net yield on interest earning assets		3.89%		3.84%		3.98%		3.97%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2005
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,436	5.84%	$2,357	5.50%	$2,305	5.12%	$2,246	4.96%
Real estate – construction	483	6.58	519	6.10	479	5.68	443	5.19
Real estate – business	1,877	6.32	1,775	6.02	1,766	5.74	1,758	5.56
Real estate – personal	1,361	5.37	1,367	5.31	1,344	5.28	1,335	5.30
Consumer	1,281	6.67	1,268	6.52	1,225	6.38	1,193	6.31
Home equity	447	6.84	437	6.34	423	5.89	413	5.47
Student	325	5.27	321	5.08	374	4.57	410	4.31
Credit card	561	12.36	556	12.20	554	11.82	547	11.61
Overdrafts	13	—	15	—	12	—	16	—

Total loans, including held for sale	8,784	6.47	8,615	6.21	8,482	5.93	8,361	5.76

Investment securities:
U.S. government & federal agency	849	3.58	919	3.47	1,130	4.58	1,374	3.35
State & municipal obligations(A)	246	4.32	164	4.21	71	4.44	64	4.43
Mortgage and asset-backed securities	2,574	4.24	2,905	4.14	2,925	4.11	2,848	3.87
Trading securities	13	4.24	11	4.01	8	3.98	11	3.66
Other marketable securities(A)	210	5.55	222	4.68	219	3.82	218	3.13
Non-marketable securities	81	8.77	81	3.51	76	5.45	77	5.67

Total investment securities	3,973	4.26	4,302	4.02	4,429	4.24	4,592	3.72

Federal funds sold and securities purchased under agreements to resell	109	4.23	127	3.74	145	3.22	85	2.79

Total interest earning assets	12,866	5.77	13,044	5.46	13,056	5.33	13,038	5.02

Less allowance for loan losses	(127)		(128)		(130)		(132)
Unrealized gain (loss) on investment securities	(3)		20		26		48
Cash and due from banks	493		478		503		560
Land, buildings and equipment – net	377		376		370		354
Other assets	209		197		199		202

Total assets	$13,815		$13,987		$14,024		$14,070

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$388	.31	$404	.31	$417	.31	$404	.31
Interest checking and money market	6,701	.94	6,759	.83	6,821	.70	6,702	.61
Time open & C.D.’s under $100,000	1,796	3.27	1,753	3.02	1,732	2.79	1,665	2.53
Time open & C.D.’s $100,000 & over	968	3.71	903	3.26	1,086	2.95	979	2.63

Total interest bearing deposits	9,853	1.62	9,819	1.42	10,056	1.29	9,750	1.13

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,579	3.76	1,724	3.27	1,481	2.75	1,655	2.31
Other borrowings	325	3.96	371	3.53	380	3.24	389	2.96

Total borrowings	1,904	3.80	2,095	3.32	1,861	2.85	2,044	2.43

Total interest bearing liabilities	11,757	1.97%	11,914	1.76%	11,917	1.53%	11,794	1.36%

Non-interest bearing demand deposits	617		602		633		773
Other liabilities	90		96		92		95
Stockholders’ equity	1,351		1,375		1,382		1,408

Total liabilities and equity	$13,815		$13,987		$14,024		$14,070

Net interest margin (T/E)	$129		$127		$128		$122

Net yield on interest earning assets		3.97%		3.86%		3.93%		3.79%

(A) Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year Ended December 31, 2006	For the Quarter Ended
(In thousands, except per share data)	12/31/06	9/30/06	6/30/06	3/31/06

Interest income	$228,159	$216,270	$199,250	$188,627
Interest expense	(93,927)	(87,517)	(72,771)	(64,892)

Net interest income	134,232	128,753	126,479	123,735
Non-interest income	90,054	90,656	91,463	89,448
Salaries and employee benefits	(73,140)	(72,169)	(71,239)	(71,725)
Other expense	(60,470)	(60,135)	(58,311)	(58,236)
Provision for loan losses	(7,970)	(7,575)	(5,672)	(4,432)

Income before income taxes	82,706	79,530	82,720	78,790
Income taxes	(25,689)	(24,982)	(27,387)	(25,846)

Net income	$57,017	$54,548	$55,333	$52,944

Net income per share – basic*	$.81	$.78	$.79	$.75
Net income per share – diluted*	$.80	$.77	$.78	$.74

Weighted average shares – basic*	70,454	70,036	69,879	70,339
Weighted average shares – diluted*	71,372	70,961	70,833	71,323

Year Ended December 31, 2005	For the Quarter Ended
(In thousands, except per share data)	12/31/05	9/30/05	6/30/05	3/31/05

Interest income	$185,343	$178,570	$172,800	$160,853
Interest expense	(58,337)	(52,738)	(45,413)	(39,376)

Net interest income	127,006	125,832	127,387	121,477
Non-interest income	88,633	86,895	84,980	80,691
Salaries and employee benefits	(68,730)	(66,682)	(67,585)	(70,180)
Other expense	(58,471)	(55,705)	(55,427)	(53,742)
Provision for loan losses	(11,980)	(8,934)	(5,503)	(2,368)

Income before income taxes	76,458	81,406	83,852	75,878
Income taxes	(20,216)	(18,615)	(29,484)	(26,032)

Net income	$56,242	$62,791	$54,368	$49,846

Net income per share – basic*	$.78	$.86	$.74	$.67
Net income per share – diluted*	$.77	$.85	$.73	$.66

Weighted average shares – basic*	71,620	72,707	73,575	74,574
Weighted average shares – diluted*	72,492	73,704	74,588	75,612

Year Ended December 31, 2004	For the Quarter Ended
(In thousands, except per share data)	12/31/04	9/30/04	6/30/04	3/31/04

Interest income	$157,271	$151,592	$152,440	$148,787
Interest expense	(33,069)	(27,908)	(25,979)	(25,803)

Net interest income	124,202	123,684	126,461	122,984
Non-interest income	77,753	78,920	84,289	85,969
Salaries and employee benefits	(66,208)	(65,549)	(65,696)	(68,016)
Other expense	(56,221)	(54,943)	(55,240)	(50,896)
Provision for loan losses	(7,215)	(6,606)	(6,280)	(10,250)

Income before income taxes	72,311	75,506	83,534	79,791
Income taxes	(19,651)	(12,987)	(29,696)	(28,467)

Net income	$52,660	$62,519	$53,838	$51,324

Net income per share – basic*	$.69	$.81	$.70	$.65
Net income per share – diluted*	$.68	$.80	$.69	$.64

Weighted average shares – basic*	76,043	76,850	77,567	78,376
Weighted average shares – diluted*	77,207	77,947	78,646	79,619

*	Restated for the 5% stock dividend distributed in 2006.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth on pages 39 through 41 of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 10 to the consolidated statements, the Company changed its method of accounting for defined benefit and postretirement obligations in 2006.

Kansas City, Missouri
February 26, 2007

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005

	(In thousands)

ASSETS
Loans:
Loans held for sale	$278,598	$6,172
Loans, net of unearned income	9,681,520	8,893,011
Allowance for loan losses	(131,730)	(128,447)

Net loans	9,828,388	8,770,736

Investment securities:
Available for sale ($526,430,000 pledged in 2006 to secure structured repurchase agreement)	3,415,440	3,667,901
Trading	6,676	24,959
Non-marketable	74,207	77,321

Total investment securities	3,496,323	3,770,181

Federal funds sold and securities purchased under agreements to resell	527,816	128,862
Cash and due from banks	626,500	545,273
Land, buildings and equipment – net	386,095	374,192
Goodwill	97,643	48,522
Other intangible assets – net	19,633	47
Other assets	247,951	247,732

Total assets	$15,230,349	$13,885,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,312,400	$1,399,934
Savings, interest checking and money market	6,879,047	6,490,326
Time open and C.D.’s of less than $100,000	2,302,567	1,831,980
Time open and C.D.’s of $100,000 and over	1,250,840	1,129,573

Total deposits	11,744,854	10,851,813

Federal funds purchased and securities sold under agreements to repurchase	1,771,282	1,326,427
Other borrowings	53,934	269,390
Other liabilities	218,165	100,077

Total liabilities	13,788,235	12,547,707

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 70,465,922 shares in 2006 and 69,409,882 shares in 2005	352,330	347,049
Capital surplus	427,421	388,552
Retained earnings	683,176	693,021
Treasury stock of 422,468 shares in 2006 and 1,716,413 shares in 2005, at cost	(20,613)	(86,901)
Accumulated other comprehensive loss	(200)	(3,883)

Total stockholders’ equity	1,442,114	1,337,838

Total liabilities and stockholders’ equity	$15,230,349	$13,885,545

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2006	2005	2004

INTEREST INCOME
Interest and fees on loans	$665,117	$521,283	$425,338
Interest on investment securities	151,552	172,181	183,440
Interest on federal funds sold and securities purchased under agreements to resell	15,637	4,102	1,312

Total interest income	832,306	697,566	610,090

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	96,442	53,371	27,957
Time open and C.D.’s of less than $100,000	85,424	50,597	38,924
Time open and C.D.’s of $100,000 and over	58,381	30,779	14,912
Interest on federal funds purchased and securities sold under agreements to repurchase	70,154	48,776	22,560
Interest on other borrowings	8,706	12,341	8,406

Total interest expense	319,107	195,864	112,759

Net interest income	513,199	501,702	497,331
Provision for loan losses	25,649	28,785	30,351

Net interest income after provision for loan losses	487,550	472,917	466,980

NON-INTEREST INCOME
Deposit account charges and other fees	115,453	112,979	105,382
Bank card transaction fees	94,928	86,310	78,253
Trust fees	72,180	68,316	64,257
Trading account profits and commissions	8,132	9,650	12,288
Consumer brokerage services	9,954	9,909	9,846
Loan fees and sales	10,503	12,838	13,654
Investment securities gains, net	9,035	6,362	11,092
Other	41,436	34,835	32,159

Total non-interest income	361,621	341,199	326,931

NON-INTEREST EXPENSE
Salaries and employee benefits	288,273	273,177	265,469
Net occupancy	43,276	40,621	39,558
Equipment	25,665	23,201	22,903
Supplies and communication	32,670	33,342	33,760
Data processing and software	50,982	48,244	46,000
Marketing	17,317	17,294	16,688
Other	67,242	60,643	58,391

Total non-interest expense	525,425	496,522	482,769

Income before income taxes	323,746	317,594	311,142
Less income taxes	103,904	94,347	90,801

Net income	$219,842	$223,247	$220,341

Net income per share – basic	$3.13	$3.05	$2.85
Net income per share – diluted	$3.09	$3.01	$2.81

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$219,842	$223,247	$220,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,649	28,785	30,351
Provision for depreciation and amortization	48,436	42,318	41,562
Amortization of investment security premiums, net	12,318	16,730	25,840
Provision (benefit) for deferred income taxes	(1,380)	(1,757)	2,717
Net gains on securities transactions	(9,035)	(6,362)	(11,092)
Net gains on sales of loans held for sale	(7,259)	(1,401)	(1,535)
Proceeds from sales of loans held for sale	410,462	94,763	98,792
Originations of loans held for sale	(344,243)	(88,504)	(95,802)
Net (increase) decrease in trading securities	24,292	(15,536)	1,289
Stock based compensation	4,786	6,628	6,465
(Increase) decrease in interest receivable	(11,051)	676	1,630
Increase (decrease) in interest payable	25,467	16,213	(372)
Increase (decrease) in income taxes payable	14,576	22	(20,039)
Net tax benefit related to equity compensation plans	(2,108)	(4,288)	(2,305)
Other changes, net	40,611	(17,900)	(33,187)

Net cash provided by operating activities	451,363	293,634	264,655

INVESTING ACTIVITIES
Net cash paid in acquisitions	(8,498)	—	—
Cash paid in sales of branches	—	—	(2,280)
Proceeds from sales of available for sale securities	170,421	1,816,865	252,464
Proceeds from maturities/pay downs of available for sale securities	1,142,763	1,197,556	1,451,726
Purchases of available for sale securities	(888,132)	(2,012,483)	(1,570,659)
Net increase in loans	(764,519)	(631,391)	(210,252)
Purchases of land, buildings and equipment	(44,951)	(64,231)	(33,471)
Sales of land, buildings and equipment	3,470	2,475	2,260

Net cash provided by (used in) investing activities	(389,446)	308,791	(110,212)

FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	103,916	(143,463)	233,672
Net increase in time open and C.D.’s	340,559	543,130	15,042
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	417,441	(587,451)	(192,166)
Repayment of long-term borrowings	(252,320)	(119,985)	(111,260)
Additional long-term borrowings	—	—	100,000
Net decrease in short-term borrowings	—	—	(2,876)
Purchases of treasury stock	(134,956)	(234,501)	(173,829)
Issuance of stock under stock purchase and equity compensation plans	7,274	18,393	15,281
Net tax benefit related to equity compensation plans	2,108	4,288	2,305
Cash dividends paid on common stock	(65,758)	(63,421)	(61,135)

Net cash provided by (used in) financing activities	418,264	(583,010)	(174,966)

Increase (decrease) in cash and cash equivalents	480,181	19,415	(20,523)
Cash and cash equivalents at beginning of year	674,135	654,720	675,243

Cash and cash equivalents at end of year	$1,154,316	$674,135	$654,720

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2003	$343,183	$357,337	$707,136	$(29,573)	$72,871	$1,450,954

Net income			220,341			220,341
Change in unrealized gain (loss) on available for sale securities, net of tax					(33,301)	(33,301)

Total comprehensive income						187,040

Purchase of treasury stock				(173,829)		(173,829)
Cash dividends paid ($.795 per share)			(61,135)			(61,135)
Net tax benefit related to equity compensation plans		2,305				2,305
Stock based compensation		6,465				6,465
Issuance under stock purchase and equity compensation plans, net		(17,850)		33,131		15,281
5% stock dividend, net	3,866	40,357	(163,049)	118,625		(201)

Balance, December 31, 2004	347,049	388,614	703,293	(51,646)	39,570	1,426,880

Net income			223,247			223,247
Change in unrealized gain (loss) on available for sale securities, net of tax					(43,453)	(43,453)

Total comprehensive income						179,794

Purchase of treasury stock				(234,501)		(234,501)
Cash dividends paid ($.871 per share)			(63,421)			(63,421)
Net tax benefit related to equity compensation plans		4,288				4,288
Stock based compensation		6,628				6,628
Issuance under stock purchase and equity compensation plans, net		(18,656)		37,049		18,393
5% stock dividend, net		7,678	(170,098)	162,197		(223)

Balance, December 31, 2005	347,049	388,552	693,021	(86,901)	(3,883)	1,337,838

Net income			219,842			219,842
Change in unrealized gain (loss) on available for sale securities, net of tax					14,553	14,553

Total comprehensive income						234,395

Purchase of treasury stock				(134,956)		(134,956)
Cash dividends paid ($.933 per share)			(65,758)			(65,758)
Net tax benefit related to equity compensation plans		2,108				2,108
Stock based compensation		4,786				4,786
Issuance under stock purchase and equity compensation plans, net		(9,830)		17,104		7,274
Issuance in West Pointe Bancorp, Inc. acquisition		(1,268)		68,752		67,484
5% stock dividend, net	5,281	43,073	(163,929)	115,388		(187)
Adoption of SFAS No. 158, net of tax					(10,870)	(10,870)

Balance, December 31, 2006	$352,330	$427,421	$683,176	$(20,613)	$(200)	$1,442,114

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

Commerce Bancshares, Inc. (the Company) conducts its principal activities through its banking and non-banking subsidiaries from approximately 350 locations throughout Missouri, Illinois and Kansas. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance, venture capital and real estate activities.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America (GAAP) and reporting practices applicable to the banking industry. The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. These estimates are based on information available to management at the time the estimates are made. While the consolidated financial statements reflect management’s best estimates and judgment, actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (after elimination of all material intercompany balances and transactions). Certain amounts for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income, assets or stockholders’ equity.

Cash and Cash Equivalents

In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying consolidated balance sheets.

Loans and Related Earnings

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the interest method, or recognized when the loan is sold.

Interest on loans is accrued based upon the principal amount outstanding. Interest income is recognized primarily on the level yield method. Loan and commitment fees on commercial and consumer loans, net of costs, are deferred and recognized in income over the term of the loan or commitment as an adjustment of yield. Annual fees charged on credit card loans are capitalized to principal and amortized over 12 months to loan fees and sales in the accompanying consolidated income statements. Other credit card fees, such as cash advance fees and late payment fees, are recognized in income as an adjustment of yield when charged to the cardholder’s account.

Loans held for sale include student loans and fixed rate residential mortgage loans. These loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. They are carried at the lower of aggregate cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices. Declines in fair value below cost are recognized in loan fees and sales. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in loan fees and sales.

Loans, including those that are considered to be impaired, are evaluated regularly by management. Business, lease, construction and business real estate loans are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection. Accrual of interest on consumer installment loans is suspended when any payment of principal or interest is more than 120 days delinquent, and there is no assurance that collateral values will fully recover principal and interest. Accrual of interest on personal real estate loans is discontinued if payments are more than 90 days past due and management determines that the net proceeds from sale of the collateral will not cover the outstanding principal and accrued interest. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on non-accrual loans are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Credit card loans are charged off against the allowance for loan losses when the receivable is more than 180 days past due. The interest and fee income previously capitalized but not collected on credit card charge-offs is reversed against interest income.

Allowance/Provision for Loan Losses

The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of the balance sheet date, including known or anticipated problem loans as well as for loans which are not currently known to require specific allowances. Management’s judgment as to the amount of the allowance is a result of the review of larger individual loans, collateral values, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of impaired and non-performing assets, historical charge-off amounts, geographic location, prevailing economic conditions and other relevant factors. Loans are considered impaired when it becomes probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Included in impaired loans are all non-accrual business, lease, construction, and business real estate loans. Consumer, personal real estate, home equity, student and credit card loans (collectively personal loans) are excluded from the definition of an impaired loan. Impairment is measured as the present value of the expected future cash flows at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Personal loans are segregated by loan type and by sub-type, and are evaluated on a group basis. Loans are charged off to the extent they are deemed to be uncollectible, reducing the allowance. Recoveries of loans previously charged off are added to the allowance. The amount of the allowance for loan losses is highly dependent on management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amount and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations, and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known.

Operating, Direct Financing and Sales Type Leases

The net investment in direct financing and sales type leases is included in loans on the Company’s consolidated balance sheets, and consists of the present values of the sum of the future minimum lease payments and estimated residual value of the leased asset. Revenue consists of interest earned on the net investment, and is recognized over the lease term as a constant percentage return thereon. The net investment in operating leases is included in other assets on the Company’s consolidated balance sheets. It is carried at cost, less the amount depreciated to date. Depreciation is recognized, on the straight-line basis, over the lease term to the estimated residual value. Operating lease revenue consists of the contractual lease payments and is recognized over the lease term in other non-interest income. Estimated residual values are established at lease inception utilizing contract terms, past customer experience, and general market data and are reviewed, and adjusted if necessary, on an annual basis.

Investments in Debt and Equity Securities

The Company has classified the majority of its investment portfolio as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Their related unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Realized gains and losses, including other-than-temporary declines in fair value, are calculated using the specific identification method and included in non-interest income.

Non-marketable securities include certain private equity and venture capital investments, consisting of both debt and equity instruments, which are accounted for at fair value. In the absence of readily ascertainable market values, fair value is determined based on observable market values or at estimated fair values. Changes in fair value and gains and losses from sales are recognized in non-interest income. Other non-marketable securities acquired for debt and regulatory purposes are accounted for at cost.

Trading account securities, which are bought and held principally for the purpose of resale in the near term, are carried at fair value. Gains and losses, both realized and unrealized, are recorded in non-interest income.

Purchases and sales of securities are recognized on a trade date basis. A receivable or payable is recognized for pending transaction settlements.

Land, Buildings and Equipment

Land is stated at cost and buildings and equipment are stated at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods. The Company generally assigns depreciable lives of 30 years for buildings, 10 years for building improvements, and 3 to 8 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred.

Foreclosed Assets

Foreclosed assets consist of property that has been repossessed. Collateral obtained through foreclosure is comprised of commercial and residential real estate and other non-real estate property, including automobiles. The assets are initially recorded at the lower of the related loan balance or fair value of the collateral less estimated selling costs, with any valuation adjustments charged to the allowance for loan losses. Fair values are estimated primarily based on appraisals when available or quoted market prices of liquid assets. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell. Further valuation adjustments on these assets, gains and losses realized on sales, and net operating expenses are recorded in other non-interest expense.

Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles and mortgage servicing rights, are amortized over their estimated useful lives. Core deposit intangibles are amortized over periods of 8 to 14 years, representing their estimated lives, using accelerated methods. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.

When facts and circumstances indicate potential impairment of amortizable intangible assets, the Company evaluates the recoverability of the asset carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. In these tests, the fair value of each reporting unit, or segment, is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value. There has been no impairment resulting from goodwill impairment tests. However, adverse changes in the economic environment, operations of the reporting unit, or other factors could result in a decline in the implied fair value.

Income Taxes

The Company and its eligible subsidiaries file consolidated income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes are provided for temporary differences between the financial reporting bases and income tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the tax rates and laws that are expected to be in effect when the differences are anticipated to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the change. A valuation allowance is recorded when necessary to reduce deferred tax assets to amounts which are deemed more likely than not to be realized.

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

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective. At December 31, 2006, the Company had two interest rate swaps designated as fair value hedges. The Company performs quarterly assessments, using the regression method, to determine whether the hedging relationship has been highly effecting in offsetting changes in fair values.

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

The Company enters into interest rate lock commitments on mortgage loans, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are accounted for as derivatives and carried at fair value with changes in fair value recorded in loan fees and sales. Fair values are based upon quoted prices and exclude the value of loan servicing rights or other ancillary values.

Pension Plan

The Company sponsors a noncontributory defined benefit pension plan under which participation is limited to employees hired before June 30, 2003. Substantially all benefits accrued under the plan were frozen effective January 1, 2005.

The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Company monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and at December 31, 2006 adjusted its prepaid pension asset to reflect the funded status of the pension plan, resulting in a reduction in equity. The effect of the adoption is further described in Note 10, Employee Benefit Plans.

Stock-Based Compensation

The Company’s stock-based employee compensation plan is described in Note 11, Stock-Based Compensation and Directors Stock Purchase Plan. Prior to January 1, 2006, the Company accounted for stock-based compensation under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted SFAS No. 123 (revised), “Share-Based Payment” on January 1, 2006. SFAS No. 123 (revised) contains additional guidance in several areas including award modifications and forfeitures, measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. It also contains additional disclosure requirements. The Company’s adoption of SFAS No. 123 (revised) did not have a material effect on its consolidated financial statements.

Treasury Stock

Purchases of the Company’s common stock are recorded at cost. Upon re-issuance for acquisitions, exercises of stock-based awards or other corporate purposes, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share

Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options, stock appreciation rights and nonvested stock awards) outstanding during each year. All per share data has been restated to reflect the 5% stock dividend distributed in December 2006.

2.	Acquisitions

On July 21, 2006, Commerce Bank, N.A., (Missouri) (the Bank) a subsidiary of the Company, acquired certain assets and assumed certain liabilities of Boone National Savings and Loan Association (Boone) through a purchase and assumption agreement for cash of $19.1 million. Boone operated four branches in central Missouri. The Bank acquired loans and deposits of $126.4 million and $100.9 million, respectively, and assumed debt of $26.7 million. Goodwill of $15.6 million, core deposit premium of $2.6 million, and $300 thousand of mortgage servicing rights were recorded as a result of the transaction.

On September 1, 2006, the Company acquired the outstanding stock of West Pointe Bancorp, Inc. (West Pointe) in Belleville, Illinois, which operated five branch locations in the greater St. Louis area. The total purchase price of $80.5 million consisted of cash of $13.1 million and 1.4 million shares of Company stock valued at $67.5 million. The valuation of Company stock was based on the average closing price of Company stock during the measurement period of August 24 through August 30. The Company’s acquisition of West Pointe added $508.8 million in assets, with $255.0 million in loans, and $381.8 million in deposits. Intangible assets recognized as a result of the transaction consisted of approximately $37.0 million of goodwill, $17.4 million of core deposit premium, and $531 thousand of mortgage servicing rights.

The fair value of core deposit premiums acquired were estimated by a third party using a net cost savings method. This methodology calculates the present value of the estimated net cost savings attributable to the core deposit base, relative to alternative costs of funds and tax benefit, if applicable, over the expected remaining economic life of the depositors. Based on an estimation of the expected remaining economic life of the depositors, the core deposit premiums are being amortized over periods of 8 to 14 years, with a weighted average period of 4.7 years, using accelerated methods. Goodwill recognized in the West Pointe acquisition is not deductible for income tax purposes.

The following table summarizes the amount assigned to each major asset and liability caption of the Boone and West Pointe acquisitions at their acquisition dates.

		West
(In thousands)	Boone	Pointe	Combined

ASSETS
Loans, net of unearned income	$126,398	$255,035	$381,433
Allowance for loan losses	(1,129)	(2,559)	(3,688)

Net loans	125,269	252,476	377,745
Investment securities	—	152,714	152,714
Cash and due from banks	891	22,755	23,646
Land, buildings and equipment, net	2,024	9,898	11,922
Goodwill	15,611	37,031	52,642
Core deposit premium	2,560	17,360	19,920
Mortgage servicing rights	300	531	831
Other assets	557	16,013	16,570

Total assets	$147,212	$508,778	$655,990

LIABILITIES
Deposits	$100,867	$381,802	$482,669
Other borrowings	26,714	37,724	64,438
Other liabilities	539	8,716	9,255

Total liabilities	128,120	428,242	556,362

Net assets acquired	$19,092	$80,536	$99,628

West Pointe’s results of operations were included in the Company’s consolidated financial results beginning September 1, 2006. Pro forma consolidated operating results giving effect to the purchase of West Pointe as if the transaction had occurred January 1, 2005 is included in the table below. These pro forma results combine historical results of West Pointe into the Company’s operating results, with certain adjustments made for the estimated impact of purchase accounting adjustments and interest costs on acquisition funding. In addition, pro forma information does not include the effect of anticipated savings resulting from the merger. Pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results.

(In thousands, except per share data)	2006	2005

Net interest income plus non-interest income	$884,706	$860,879
Net income	215,272	225,476
Net income per share – basic	3.03	3.03
Net income per share – diluted	2.99	2.99

On December 4, 2006, the Company and South Tulsa Financial Corporation (South Tulsa) signed a definitive merger agreement in which the Company will acquire all outstanding shares of South Tulsa. Simultaneously, South Tulsa’s wholly-owned subsidiary, Bank South, will merge into the Bank. The Company’s acquisition of South Tulsa will add approximately $124 million in assets (including $107 million in loans), $101 million in deposits, and two branch locations in Tulsa, Oklahoma. Under terms of the agreement, the Company will issue approximately 539,000 shares of Company common stock for all outstanding shares of South Tulsa. Total consideration is estimated to be approximately $26.3 million. It is anticipated that the transaction will be completed in the second quarter of 2007, pending regulatory approvals and certain closing conditions.

3.	Loans and Allowance for Loan Losses

Major classifications of loans at December 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005

Business	$2,860,692	$2,527,654
Real estate – construction	658,148	424,561
Real estate – business	2,148,195	1,919,045
Real estate – personal	1,493,481	1,358,511
Consumer	1,435,038	1,287,348
Home equity	441,851	448,507
Student	263,786	330,238
Credit card	648,326	592,465
Overdrafts	10,601	10,854

Total loans, including held for sale	$9,960,118	$8,899,183

Loans to directors and executive officers of the Parent and its significant subsidiaries, and to their associates, are summarized as follows:

(In thousands)

Balance at January 1, 2006	$106,969
Additions	117,041
Amounts collected	(104,378)
Amounts written off	—

Balance at December 31, 2006	$119,632

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2006 to principal holders of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Iowa, Oklahoma, Colorado, Indiana, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short and intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2006, unfunded loan commitments totaled $7,518,089,000 (which included $3,701,433,000 in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2006, loans of $1,246,323,000 were pledged at the Federal Home Loan Bank (FHLB) by subsidiary banks as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $298,533,000 were pledged at the Federal Reserve as collateral for discount window borrowings. There were no discount window borrowings at December 31, 2006 or 2005.

The Company has a net investment in direct financing and sales type leases of $262,359,000 and $221,306,000, at December 31, 2006 and 2005, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $37,412,000 and

$24,719,000 at December 31, 2006 and 2005, respectively. The net investment in operating leases amounted to $22,981,000 and $20,838,000 at December 31, 2006 and 2005, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Loans classified as held for sale consist of residential mortgage loans and student loans. Mortgage loans, which are included in the “Real estate-personal” category in the table above, are fixed rate loans which are sold in the secondary market, generally within three months of origination, and totaled $14,812,000 and $6,172,000 at December 31, 2006 and 2005, respectively. Gains on sales of these loans were $986,000, $1,401,000 and $1,535,000 in 2006, 2005 and 2004, respectively. In 2006, the Company elected to classify its student loan portfolio as held for sale in accordance with its lending policies, since these loans are now being more routinely sold. These loans totaled $263,786,000 at December 31, 2006. Gains on sales of student loans were $6,273,000, $7,990,000 and $8,526,000 in 2006, 2005 and 2004, respectively. Total loans, as disclosed in this note and throughout the report, include held for sale loans.

A summary of the allowance for loan losses is as follows:

	Years Ended December 31
(In thousands)	2006	2005	2004

Balance, January 1	$128,447	$132,394	$135,221

Additions:
Provision for loan losses	25,649	28,785	30,351
Allowance of acquired companies	3,688	—	—

Total additions	29,337	28,785	30,351

Deductions:
Loan losses	40,944	47,220	48,153
Less recoveries	14,890	14,488	14,975

Net loan losses	26,054	32,732	33,178

Balance, December 31	$131,730	$128,447	$132,394

The Company had ceased recognition of interest income on loans with a carrying value of $16,708,000 and $9,845,000 at December 31, 2006 and 2005, respectively. The interest income not recognized on non-accrual loans was $1,376,000, $1,017,000 and $2,583,000 during 2006, 2005 and 2004, respectively. Loans 90 days delinquent and still accruing interest amounted to $20,376,000 and $14,088,000 at December 31, 2006 and 2005, respectively.

The following table presents information on impaired loans at December 31:

(In thousands)	2006	2005

Impaired loans for which an allowance has been provided	$15,537	$9,175
Impaired loans for which no related allowance has been provided	2,699	798

Total impaired loans	$18,236	$9,973

Allowance related to impaired loans	$4,644	$2,573

Impaired loans include loans on non-accrual status and other loans classified as substandard and more than 60 days past due. Average impaired loans were $15,333,000 during 2006, $18,670,000 during 2005 and $24,667,000 during 2004. The amount of interest income recorded on these loans during their impairment period was not significant.

4.	Investment Securities

A summary of the available for sale investment securities by maturity groupings as of December 31, 2006 is shown below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2006. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes fixed and floating-rate mortgage-related securities, predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA. These securities differ from traditional debt securities primarily in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Also included are certain other asset-backed securities (primarily credit card, automobile and commercial loan backed securities).

			Weighted
	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$3,605	$3,643	5.52%
After 1 but within 5 years	199	197	4.17
After 5 but within 10 years	5,454	5,811	5.79

Total U.S. government and federal agency obligations	9,258	9,651	5.65

Government-sponsored enterprise obligations:
Within 1 year	200,104	198,751	3.29
After 1 but within 5 years	240,883	236,535	3.81
After 5 but within 10 years	30,071	29,251	4.31
After 10 years	27	30	6.77

Total government-sponsored enterprise obligations	471,085	464,567	3.62

State and municipal obligations:
Within 1 year	24,857	24,663	3.62
After 1 but within 5 years	403,523	403,049	3.65
After 5 but within 10 years	111,773	112,425	3.82
After 10 years	53,663	54,687	4.16

Total state and municipal obligations	593,816	594,824	3.73

Mortgage and asset-backed securities	2,167,855	2,136,908	4.59

Other debt securities:
Within 1 year	14,664	14,550
After 1 but within 5 years	21,864	21,459

Total other debt securities	36,528	36,009

Equity securities	119,723	173,481

Total available for sale investment securities	$3,398,265	$3,415,440

The unrealized gains and losses by type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2006
U.S. government and federal agency obligations	$9,258	$430	$37	$9,651
Government-sponsored enterprise obligations	471,085	123	6,641	464,567
State and municipal obligations	593,816	3,267	2,259	594,824
Mortgage and asset-backed securities	2,167,855	2,334	33,281	2,136,908
Other debt securities	36,528	4	523	36,009
Equity securities	119,723	53,758	—	173,481

Total	$3,398,265	$59,916	$42,741	$3,415,440

December 31, 2005
U.S. government and federal agency obligations	$61,402	$563	$162	$61,803
Government-sponsored enterprise obligations	784,210	425	11,781	772,854
State and municipal obligations	251,803	291	3,076	249,018
Mortgage and asset-backed securities	2,354,331	2,244	40,176	2,316,399
Other debt securities	40,919	56	958	40,017
Equity securities	181,499	46,496	185	227,810

Total	$3,674,164	$50,075	$56,338	$3,667,901

The table above shows that some of the securities in the portfolio were temporarily impaired as of December 31, 2006 and 2005. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold at the valuation date. Most of the impairment relates to debt securities and occurs as a result of changes in overall bond yields between the date the bond was acquired and the valuation date. Securities which were temporarily impaired at December 31, 2006 and 2005 are shown below, along with the length of the impairment period. Management does not believe that any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment, and believes that the Company has the intent and ability to hold these securities until their maturity.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2006
U.S. government and federal agency obligations	$500	$35	$197	$2	$697	$37
Government-sponsored enterprise obligations	—	—	422,466	6,641	422,466	6,641
State and municipal obligations	123,791	257	178,542	2,002	302,333	2,259
Mortgage and asset-backed securities	301,756	2,841	1,467,216	30,440	1,768,972	33,281
Other debt securities	—	—	32,395	523	32,395	523

Total temporarily impaired securities	$426,047	$3,133	$2,100,816	$39,608	$2,526,863	$42,741

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2005
U.S. government and federal agency obligations	$49,985	$162	$—	$—	$49,985	$162
Government-sponsored enterprise obligations	164,610	2,124	504,235	9,657	668,845	11,781
State and municipal obligations	220,312	2,958	11,827	118	232,139	3,076
Mortgage and asset-backed securities	1,508,962	24,969	624,615	15,207	2,133,577	40,176
Other debt securities	8,474	85	27,833	873	36,307	958

Subtotal, debt securities	1,952,343	30,298	1,168,510	25,855	3,120,853	56,153

Equity securities	31,711	185	—	—	31,711	185

Total temporarily impaired securities	$1,984,054	$30,483	$1,168,510	$25,855	$3,152,564	$56,338

In addition to the available for sale portfolio, investment securities held by the Company include certain securities which are not readily marketable, and are classified as non-marketable on the Company’s consolidated balance sheets. These securities totaled $74,207,000 and $77,321,000 at December 31, 2006 and 2005, respectively. This category includes holdings of Federal Reserve Bank (FRB) stock and Federal Home Loan Bank of Des Moines (FHLB) stock which are required to be held for regulatory purposes and for borrowing availability, and are carried at cost. Investment in FRB stock is based on the capital structure of the bank, and investment in FHLB stock is tied to the borrowings level. At December 31, 2006, investment in FRB stock totaled $23,282,000 and investment in FHLB stock totaled $12,310,000. The remainder of the securities in the non-marketable category are comprised of investments in venture capital and private equity concerns. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

The following table presents proceeds from sales of securities and the components of net securities gains and losses, including fair value adjustments.

(In thousands)	2006	2005	2004

Proceeds from sales	$170,421	$1,816,865	$252,464

Gains	$13,086	$29,750	$12,517
Losses	4,051	23,388	1,425

Net gains	$9,035	$6,362	$11,092

Investment securities with a fair value of $2,142,651,000 and $2,412,255,000 were pledged at December 31, 2006 and 2005, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve discount window. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $526,430,000, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $1,616,221,000 at December 31, 2006. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

5.	Land, Buildings and Equipment

Land, buildings and equipment consist of the following at December 31, 2006 and 2005:

(In thousands)	2006	2005

Land	$86,471	$79,920
Buildings and improvements	458,974	428,861
Equipment	214,114	203,324

Total	759,559	712,105

Less accumulated depreciation and amortization	373,464	337,913

Net land, buildings and equipment	$386,095	$374,192

Depreciation expense of $35,375,000, $32,015,000 and $30,674,000 for 2006, 2005 and 2004, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $18,044,000, $18,695,000 and $17,723,000 for 2006, 2005 and 2004, respectively, was included in occupancy expense and equipment expense. Interest expense capitalized on construction projects was $38,000, $123,000 and $113,000 in 2006, 2005 and 2004, respectively.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized in the following table.

	December 31, 2006			December 31, 2005

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$19,920	$(1,093)	$18,827	$—	$—	$—
Mortgage servicing rights	1,338	(532)	806	522	(475)	47

Total	$21,258	$(1,625)	$19,633	$522	$(475)	$47

Unamortizable intangible assets:
Goodwill included in Consumer segment	$58,879		$58,879	$33,540		$33,540
Goodwill included in Commercial segment	38,018		38,018	14,236		14,236
Goodwill included in Money Management segment	746		746	746		746

Total	$97,643		$97,643	$48,522		$48,522

In conjunction with the 2006 bank acquisitions discussed previously, the Company recorded goodwill of $52,642,000, which was allocated to the Consumer and Commercial segments as shown in the table above. As a result of routine annual assessments, no impairment of intangible assets was recorded in 2006, 2005 or 2004.

Aggregate amortization expense on intangible assets for the years ended December 31, 2006, 2005 and 2004 was $1,165,000, $455,000 and $1,699,000, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2006. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2007	$3,198
2008	2,891
2009	2,589
2010	2,291
2011	1,962

Changes in the net carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows:

			Money
	Consumer	Commercial	Management
(In thousands)	Segment	Segment	Segment	Total

Balance at December 31, 2004	$33,540	$14,236	$746	$48,522

Balance at December 31, 2005	33,540	14,236	746	$48,522
Current year acquisitions	25,339	27,303	—	52,642
Adjustments to prior year acquisitions	—	(3,521)	—	(3,521)

Balance at December 31, 2006	$58,879	$38,018	$746	$97,643

7.	Deposits

At December 31, 2006, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)

Due in 2007	$2,934,454
Due in 2008	478,002
Due in 2009	73,969
Due in 2010	43,359
Due in 2011	22,487
Thereafter	1,136

Total	$3,553,407

At December 31, 2006, the scheduled maturities of time open and certificates of deposit over $100,000 were as follows:

	Certificates of
	Deposit over	Other Time Deposits
(In thousands)	$100,000	over $100,000	Total

Due in 3 months or less	$523,679	$4,398	$528,077
Due in over 3 through 6 months	216,154	2,306	218,460
Due in over 6 through 12 months	362,293	12,312	374,605
Due in over 12 months	109,827	19,871	129,698

Total	$1,211,953	$38,887	$1,250,840

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. Reserves refer to non-earning cash held at the Federal Reserve Bank. The minimum reserve requirements for the subsidiary banks at December 31, 2006 totaled $64,827,000.

8.	Borrowings

Borrowings of the Company primarily consist of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally mature within 90 days. The following table presents balance and interest rate information on these borrowings.

				Maximum
	Year End	Average	Average	Outstanding
	Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Rate	Rate	Outstanding	Month End	December 31

2006
Federal funds purchased and short-term repurchase agreements	4.8%	4.7%	$1,256,914	$1,586,511	$1,271,282
Long-term repurchase agreements	5.5	5.6	198,630	500,000	500,000

Total federal funds purchased and repurchase agreements					1,771,282

2005
Federal funds purchased and repurchase agreements	3.8	3.0	1,609,868	2,020,498	1,326,427
2004
Federal funds purchased and repurchase agreements	2.0	1.2	1,827,428	2,157,542	1,913,878

Total securities sold under agreements to repurchase at December 31, 2006 were comprised of non-insured customer funds totaling $555.8 million and structured repurchase agreements of $500.0 million which were purchased in the third quarter of 2006 from an unaffiliated financial institution. The structured repurchase agreements mature in 2010 and have a LIBOR-based floating interest rate and an embedded floor. All securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio.

Other borrowings of the Company consisted of the following at December 31, 2006.

			Year End
		Maturity	Weighted	Year End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary bank	2007	3.7%	$17,850
		2008	4.1	7,535
		2009-13	4.2	2,830
Nonrecourse lease financing notes	Bank leasing subsidiary	2007	8.7	53
		2008	6.0	73
		2011	6.3	369
Subordinated debentures	Subsidiary holding company	2030	10.9	4,000
		2034	7.6	10,310
Structured notes payable	Venture capital subsidiary	2007	0.0	3,399
		2012	0.0	7,515

Total				$53,934

Banking subsidiaries of the Company are members of the FHLB and have access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the respective borrowing bank. During 2006, advances of $250,275,000 were repaid by the Company, which primarily consisted of $238,000,000 maturing in 2006 and a portion of the advances assumed in the Boone acquisition. All of the advances outstanding at December 31, 2006 have fixed interest rates and contain prepayment penalties. The total outstanding at December 31, 2006 was $28,215,000, which included borrowings of $16,215,000 assumed in the Boone acquisition. The FHLB has issued letters of credit, totaling $102,100,000 at December 31, 2006, to secure the Company’s obligations to depositors of public funds.

Specified amounts of the Company’s lease receivables and underlying equipment in leasing transactions serve as collateral for non-recourse lease financing notes from other financial institutions, which totaled $495,000 at December 31, 2006. In the event of a default by a lessee, the other financial institution has a first lien on the underlying lease equipment and chattel paper, with no further recourse against the Company.

In certain acquisition transactions, the Company has assumed subordinated debentures which were issued by acquired bank holding companies to wholly owned grantor trusts. The trusts were formed to issue preferred securities representing undivided beneficial interests in the assets of the trusts and to invest the gross proceeds of such preferred securities in the debentures. While the trusts are accounted for as unconsolidated equity investments, the preferred securities issued by the trusts qualify as Tier I Capital for regulatory purposes. In the 2006 acquisition of West Pointe Bancorp, Inc., debentures of $10,310,000 were assumed which are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate based on LIBOR, which resets on a quarterly basis. The Company also assumed $4,000,000 of subordinated debentures as a result of its acquisition of Breckenridge Bancshares Company in 2001. These debentures, which are due in 2030 and are redeemable beginning in 2010, have a 10.875% interest rate throughout their term.

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

Cash payments for interest on deposits and borrowings during 2006, 2005 and 2004 on a consolidated basis amounted to $294,555,000, $179,651,000 and $113,131,000, respectively.

9.	Income Taxes

Income tax expense (benefit) from operations for the years ended December 31, 2006, 2005 and 2004 consists of:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2006:
U.S. federal	$104,730	$(1,394)	$103,336
State and local	554	14	568

	$105,284	$(1,380)	$103,904

Year ended December 31, 2005:
U.S. federal	$90,240	$(2,517)	$87,723
State and local	5,864	760	6,624

	$96,104	$(1,757)	$94,347

Year ended December 31, 2004:
U.S. federal	$80,515	$2,957	$83,472
State and local	7,569	(240)	7,329

	$88,084	$2,717	$90,801

Income tax expense (benefit) allocated directly to stockholders’ equity for the years ended December 31, 2006, 2005 and 2004 consists of:

(In thousands)	2006	2005	2004

Unrealized gain (loss) on securities available for sale	$8,885	$(26,633)	$(20,410)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,108)	(4,288)	(2,305)
Accumulated pension loss	(6,662)	—	—

Income tax expense (benefit) allocated to stockholders’ equity	$115	$(30,921)	$(22,715)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below.

(In thousands)	2006	2005

Deferred tax assets:
Loans, principally due to allowance for loan losses	$57,490	$56,364
Unearned fee income	1,121	1,038
Deferred compensation	3,706	1,876
Accrued expenses	3,074	2,390
Stock options	9,269	8,419
Net operating loss carryforward of acquired company	1,010	1,079
Unrealized loss on securities available for sale	—	2,380

Total deferred tax assets	75,670	73,546

Deferred tax liabilities:
Accretion on investment securities	1,079	1,118
Capitalized interest	392	412
Unrealized gain on securities available for sale	6,505	—
Land, buildings and equipment	45,606	44,498
Pension benefit obligations	2,799	8,692
Core deposit premiums	5,569	—
Other	1,786	1,893

Total deferred tax liabilities	63,736	56,613

Net deferred tax asset (liability)	$11,934	$16,933

The Company acquired a net operating loss carryforward (NOL) of approximately $4,343,000 in connection with the 2003 acquisition of The Vaughn Group, Inc. At December 31, 2006, the tax benefit on the remaining NOL is $1,010,000. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets above including the NOL, which expires no earlier than 2020.

Actual income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

(In thousands)	2006	2005	2004

Computed “expected” tax expense	$113,311	$111,158	$108,900
Increase (reduction) in income taxes resulting from:
Tax exempt income	(6,264)	(2,116)	(1,226)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,068)	(1,035)	(994)
Contribution of appreciated assets	(900)	—	(136)
Federal tax credits	(370)	(326)	(406)
State and local income taxes, net of federal benefit	369	4,305	4,764
Corporate reorganization activities	—	(13,705)	(18,910)
Other, net	(1,174)	(3,934)	(1,191)

Total income tax expense	$103,904	$94,347	$90,801

Cash payments of income taxes, net of refunds and interest received, amounted to $97,331,000, $96,677,000 and $107,529,000 on a consolidated basis during 2006, 2005 and 2004, respectively. The Parent had net receipts of $5,689,000, $9,680,000 and $5,500,000 during 2006, 2005 and 2004, respectively, from tax benefits.

10.	Employee Benefit Plans

Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a contributory defined contribution (401K) plan. Under the plan, the Company makes matching contributions, which increased in years subsequent to 2004 due to plan enhancements mentioned below.

(In thousands)	2006	2005	2004

Payroll taxes	$18,078	$16,962	$17,197
Medical plans	15,868	12,287	12,909
401K plan	8,046	7,647	4,197
Pension plans	(382)	146	4,148
Other	1,775	1,695	1,492

Total employee benefits	$43,385	$38,737	$39,943

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

Effective January 1, 2005 substantially all benefits accrued under the pension plan were frozen. Enhancements were then made to the 401K plan, which have increased employer contributions to the 401K plan. Enhancements were also made to the CERP, providing credits based on hypothetical contributions in excess of those permitted under the 401K plan.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, was issued in September 2006. It requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of the Company’s defined benefit pension plan at September 30, 2006 (the Company’s measurement date) was $7,998,000, which is equal to the excess of the fair value of the plan assets of $97,215,000 over the plan’s projected benefit obligation of $89,217,000. The adjustment necessary to reflect this amount on the consolidated balance sheet at December 31, 2006 was a $17,532,000 reduction to the previously recorded prepaid pension cost of $25,530,000. The incremental effect of applying this Statement on individual line items in the Company’s December 31, 2006 consolidated balance sheet is shown in the table below.

	Before		After
	Application of		Application of
(In thousands)	SFAS No. 158	Adjustments	SFAS No. 158

Prepaid pension cost	$25,530	$(17,532)	$7,998
Deferred tax benefits	5,272	6,662	11,934
Total assets	15,241,219	(10,870)	15,230,349
Accumulated other comprehensive income (loss)	10,670	(10,870)	(200)
Total stockholders’ equity	1,452,984	(10,870)	1,442,114

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company elected to make cash contributions to the defined benefit pension plan and the CERP of $8,000, $8,000 and $6,009,000 during fiscal 2006, 2005 and 2004, respectively. The minimum required contribution to the defined benefit pension plan for 2007 is expected to be zero. The Company does not expect to make any further contributions other than the necessary funding contributions to the CERP.

Benefit obligations of the CERP at the September 30 valuation date are shown in the table immediately below. In all other tables presented, the pension plan and the CERP are presented on a combined basis, even though the CERP is unfunded. Although the CERP is unfunded, the foregoing description and the following tables describe payments under the CERP as “contributions”.

(In thousands)	2006	2005
Projected benefit obligation	$1,484	$1,176
Accumulated benefit obligation	$1,484	$1,176

The following items are components of the net pension cost for the years ended December 31, 2006, 2005 and 2004.

(In thousands)	2006	2005	2004
Service cost-benefits earned during the year	$997	$1,011	$4,984
Interest cost on projected benefit obligation	4,718	4,693	4,460
Expected return on plan assets	(7,199)	(6,816)	(6,403)
Amortization of prior service cost	—	—	(101)
Amortization of unrecognized net loss	1,102	1,258	1,208

Net periodic pension cost	$(382)	$146	$4,148

The following table sets forth the pension plans’ funded status, using valuation dates of September 30, 2006 and 2005.

(In thousands)	2006	2005
Change in projected benefit obligation

Projected benefit obligation at prior valuation date	$87,927	$83,613
Service cost	997	911
Interest cost	4,718	4,693
Benefits paid	(4,508)	(5,176)
Actuarial loss	1,567	3,886

Projected benefit obligation at valuation date	90,701	87,927

Change in plan assets

Fair value of plan assets at prior valuation date	92,430	87,577
Actual return (loss) on plan assets	9,285	10,021
Employer contributions	8	8
Benefits paid	(4,508)	(5,176)

Fair value of plan assets at valuation date	97,215	92,430

Funded status	6,514	4,503
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	—	19,156

Net amount recognized at valuation date	$6,514	$23,659

Employer contributions made after the September 30 valuation date but before the December 31 fiscal year end amounted to $2,000 in both 2006 and 2005. Amounts recognized on the December 31 balance sheets are as follows:

(In thousands)	2006	2005
Prepaid pension cost	$7,998	$24,834
Accrued benefit liability	(1,482)	(1,173)

Net amount recognized at December 31	$6,516	$23,661

The accumulated benefit obligation for both plans was $90,701,000 and $87,927,000 on September 30, 2006 and 2005, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss), on a pre-tax basis, at December 31, 2006 are as follows:

(In thousands)

Prior service credit (cost)	$—
Accumulated gain (loss)	(17,532)

Accumulated other comprehensive income (loss)	(17,532)
Cumulative employer contributions in excess of net periodic benefit cost	24,048

Net amount recognized on the December 31 balance sheet	6,516
Accumulated other comprehensive income (loss) before application of SFAS No. 158	—

Change in accumulated other comprehensive income (loss) due to application of SFAS No. 158	(17,532)

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic pension cost during 2007 is $820,000, consisting entirely of accumulated loss.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2006	2005	2004

Determination of benefit obligation at year end:
Discount rate	5.75%	5.50%	5.75%
Rate of increase in future compensation levels	NA	NA	5.20%
Assumed credit on cash balance accounts	5.00%	5.00%	NA

Determination of net periodic benefit cost for year ended:
Discount rate	5.50%	5.75%	6.00%
Rate of increase in future compensation levels	NA	5.20%	5.20%
Long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed credit on cash balance accounts	5.00%	5.00%	NA

The weighted average asset allocations as of September 30 by asset category were as follows:

	2006	2005

Equity securities	62%	66%
Debt securities	34%	30%
Money market	4%	4%

Total	100%	100%

The investment policy of the pension plan is designed for growth in value within limits designed to safeguard against significant losses within the portfolio. The current long-term investment mix target for the plan is 60% equity securities and 40% fixed income; equities may range 15% above or below the 60% target. There are guidelines regarding the type of investments held that may change from time to time, currently including items such as holding bonds rated investment grade or better, and prohibiting investment in Company stock. The plan does not utilize derivatives, although some investment fund managers employ currency hedging strategies that involve derivatives.

The discount rate is consistently determined by reference to a published long-term bond index.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2006 pension plan expense was 8%. Determination of the plan’s rate is based upon historical returns for equities and fixed income indexes. The average 10-year rolling return for an asset mix comparable to the Company’s pension plan is 7.6%. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. As shown above, with a target of over half of the plan’s investment to be in equities, the actual return for any one plan year may fluctuate significantly with changes in the stock market.

The following future benefit payments are expected to be paid:

(In thousands)

2007	$4,577
2008	4,780
2009	4,996
2010	5,197
2011	5,449
2012-2016	29,986

11.	Stock-Based Compensation and Directors Stock Purchase Plan*

During 2005 and previous years, stock option and nonvested stock awards were issued to key employees under several stock option and award plans, all of which had been approved by shareholders. At December 31, 2005, these plans were replaced by the Company’s 2005 Equity Incentive Plan which was approved by shareholders on April 20, 2005. The new plan allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. During 2006, stock-based compensation was issued in the form of stock appreciation rights (SARs) and nonvested stock, and at December 31, 2006, 3,903,550 shares remained available for issuance under the new plan. The stock-based compensation expense that was charged against income was $4,786,000, $6,628,000 and $6,465,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,796,000, $2,488,000 and $2,426,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The decline in stock-based compensation in 2006 compared to the previous years occurred because of a change in the vesting period of certain awards granted in 2006, in addition to the effects of the forfeiture accounting requirements of SFAS No. 123 (revised), “Share-Based Payment”, both of which are discussed below.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options and SARs on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options and SARs, which represents the period of time that the options and SARs granted are expected to be outstanding. The risk-free rate for the expected term is based on the U.S. Treasury zero coupon spot rates in effect at the time of grant.

Below are the fair values of SARs and stock options granted, using the Black-Scholes option-pricing model, including the model assumptions for those grants. SARs and stock options were granted with exercise prices equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted for the first time in 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service.

	2006	2005	2004

Weighted per share average fair value at grant date	$13.41	$11.32	$11.23
Assumptions:
Dividend yield	1.7%	2.0%	1.9%
Volatility	21.1%	23.4%	24.1%
Risk-free interest rate	4.6%	4.2%	3.5%
Expected term	7.4 years	7.1 years	7.3 years

A summary of option activity during 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2006	3,582,902	$32.24

Granted	—	—
Forfeited	(8,206)	41.87
Exercised	(349,596)	23.72

Outstanding at December 31, 2006	3,225,100	$33.14	5.2 years	$49,239
Exercisable at December 31, 2006	2,862,979	$31.89	4.8 years	$47,283
Vested and expected to vest at December 31, 2006	3,220,459	$33.13	5.2 years	$49,214

A summary of SAR activity during 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2006	—	$—

Granted	482,416	49.29
Forfeited	(5,407)	49.10
Exercised	—	—

Outstanding at December 31, 2006	477,009	$49.29	9.2 years	$—
Exercisable at December 31, 2006	—	$—	—	$—
Vested and expected to vest at December 31, 2006	435,479	$49.29	9.2 years	$—

Additional information about stock options exercised is presented below. The SARs granted during 2006 are not exercisable until 2007.

(In thousands)	2006	2005	2004

Intrinsic value of options exercised	$8,645	$19,191	$16,597
Cash received from options exercised	6,548	17,693	14,599
Tax benefit realized from options exercised	1,818	4,288	2,305

Nonvested stock is awarded to key employees, by action of the Board of Directors. These awards generally vest after 5 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the 5 year vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of December 31, 2006 and changes during the year then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	171,536	$37.52

Granted	31,016	48.90
Vested	(31,651)	29.04
Forfeited	(3,341)	44.44

Nonvested at December 31, 2006	167,560	$41.09

The total fair value (at vest date) of shares vested during 2006, 2005 and 2004 was $1,557,000, $1,337,000 and $898,000, respectively.

As of December 31, 2006, there was $9,530,000 of unrecognized compensation cost (net of estimated forfeitures) related to unvested options, SARs and stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company adopted SFAS No. 123R on January 1, 2006. As a result of adoption, the Company recorded a reduction of $543,000 in stock-based compensation expense in the first quarter of 2006. This adjustment resulted from a change by the Company from its former policy of recognizing the effect of forfeitures only as they occurred to the Statement’s requirement to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The adjustment was not considered to be material to the Company’s financial statements and, accordingly, was not presented separately as the cumulative effect of a change in accounting principle in the accompanying 2006 consolidated income statement.

A portion of shares repurchased under the Company’s stock repurchase program during the next twelve months will be used to satisfy share option exercises, which are expected to range from 500,000 to 600,000 shares.

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 121,376 at December 31, 2006. In 2006, 14,972 shares were purchased at an average price of $48.49 and in 2005, 15,180 shares were purchased at an average price of $46.13.

* All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2006.

12.	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in the consolidated statements of stockholders’ equity. The Company’s only component of other comprehensive income during the years shown in the table below is the unrealized holding gains and losses on available for sale securities. In the calculation of other comprehensive income, certain reclassification adjustments are made to avoid double counting items that are included as part of net income for a period that also had been included as part of other comprehensive income in that period or earlier periods. The reclassification amounts and the related income tax expense or benefit for the three years ended December 31 are shown in the table below.

(In thousands)	2006	2005	2004

Unrealized holding gains (losses) on securities	$21,344	$(65,006)	$(42,452)
Tax (expense) benefit on unrealized gains/losses	(8,089)	24,652	16,021
Reclassification adjustment for (gains) losses realized and included in net income	2,094	(5,080)	(11,259)
Reclassification adjustment for tax expense (benefit) on realized gains/losses	(796)	1,981	4,389

Other comprehensive income (loss)	$14,553	$(43,453)	$(33,301)

The end of period components of accumulated other comprehensive income (loss) are shown in the table below. In accordance with the adoption provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which is discussed in the Employee Benefits Plan note, the Company reduced accumulated other comprehensive income by $10,870,000 at December 31, 2006. This amount represents an accumulated loss, net of tax, which has not yet been included in periodic benefit cost. Future changes in the loss will be reflected in other comprehensive income (loss).

			Accumulated
	Unrealized		Other
	Gains (Losses)	Pension	Comprehensive
(In thousands)	on Securities	Components	Income (Loss)

Balance at December 31, 2004	$39,570	$—	$39,570
Current period other comprehensive income	(43,453)	—	(43,453)

Balance at December 31, 2005	(3,883)	—	(3,883)
Current period other comprehensive income	14,553	—	14,553
Adjustment to initially apply SFAS No. 158	—	(10,870)	(10,870)

Balance at December 31, 2006	$10,670	$(10,870)	$(200)

13.	Segments

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

The Company’s business line reporting system derives segment information from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies, which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing and assignment of overhead costs among segments. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) by assets and liabilities based on their maturity, prepayment and/or repricing characteristics. Income and expense that directly relate to segment operations are recorded in the segment when incurred. Expenses that indirectly support the segments are allocated based on the most appropriate method available.

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

Segment Income Statement Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Year ended December 31, 2006:
Net interest income	$375,620	$212,606	$9,693	$597,919	$(84,720)	$513,199
Provision for loan losses	26,392	(313)	—	26,079	(430)	25,649
Non-interest income	182,769	79,656	85,235	347,660	13,961	361,621
Non-interest expense	287,507	144,950	60,388	492,845	32,580	525,425

Income before income taxes	$244,490	$147,625	$34,540	$426,655	$(102,909)	$323,746

Year ended December 31, 2005:
Net interest income	$332,700	$194,538	$8,059	$535,297	$(33,595)	$501,702
Provision for loan losses	34,814	(2,280)	—	32,534	(3,749)	28,785
Non-interest income	173,560	73,487	82,494	329,541	11,658	341,199
Non-interest expense	278,193	136,368	58,837	473,398	23,124	496,522

Income before income taxes	$193,253	$133,937	$31,716	$358,906	$(41,312)	$317,594

Year ended December 31, 2004:
Net interest income	$280,050	$178,633	$6,765	$465,448	$31,883	$497,331
Provision for loan losses	27,551	5,620	—	33,171	(2,820)	30,351
Non-interest income	154,693	76,624	81,000	312,317	14,614	326,931
Non-interest expense	268,548	134,292	59,094	461,934	20,835	482,769

Income before income taxes	$138,644	$115,345	$28,671	$282,660	$28,482	$311,142

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between loan charge-offs and recoveries assigned directly to the segments and the provision for loan loss expense. During 2006, the pre-tax profitability in the “Other/Elimination” column decreased $61.6 million compared to 2005, and decreased $69.8 million in 2005 compared to 2004. These declines resulted from LIBOR based cost of funds charges that rose faster than the investment securities yields in a rising interest rate environment, along with lower gains generated from the available for sale investment portfolio.

Segment Balance Sheet Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Average balances for 2006:
Assets	$4,162,398	$5,396,072	$236,200	$9,794,670	$4,443,934	$14,238,604
Loans	4,043,128	5,308,467	17	9,351,612	69,770	9,421,382
Goodwill and other intangible assets	47,023	24,270	746	72,039	—	72,039
Deposits	8,112,122	2,405,136	478,448	10,995,706	124,091	11,119,797

Average balances for 2005:
Assets	$4,008,299	$4,705,041	$20,189	$8,733,529	$5,239,915	$13,973,444
Loans	3,906,843	4,638,601	11	8,545,455	16,027	8,561,482
Goodwill and other intangible assets	33,669	14,236	746	48,651	—	48,651
Deposits	7,626,588	2,420,289	441,471	10,488,348	36,760	10,525,108

The above segment balances include only those items directly associated with the segment. The “Other/Elimination” column includes unallocated bank balances not associated with a segment (such as investment securities and federal funds sold), balances relating to certain other administrative and corporate functions, and eliminations between segment and non-segment balances. This column also includes the resulting effect of allocating such items as float, deposit reserve and capital for the purpose of computing the cost or credit for funds used/provided.

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

On December 13, 2006, the Company distributed a 5% stock dividend on its $5 par common stock for the thirteenth consecutive year. All per share data in this report has been restated to reflect the stock dividend.

Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted income per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted income per share, which have been restated for all stock dividends, are as follows:

(In thousands, except per share data)	2006	2005	2004

Basic earnings per share:
Net income available to common shareholders	$219,842	$223,247	$220,341

Weighted average basic common shares outstanding	70,177	73,110	77,205
Basic earnings per share	$3.13	$3.05	$2.85

Diluted earnings per share:
Net income available to common shareholders	$219,842	$223,247	$220,341

Weighted average common shares outstanding	70,177	73,110	77,205
Net effect of nonvested stock and the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	945	979	1,145

Weighted average diluted common shares outstanding	71,122	74,089	78,350

Diluted earnings per share	$3.09	$3.01	$2.81

The table below shows activity in the outstanding shares of the Company’s common stock during 2006. Shares in the table below are presented on an historical basis and have not been restated for the 5% stock dividend in 2006.

(In thousands)

Shares outstanding at January 1, 2006	67,609
Issuance of stock:
Acquisition of West Pointe Bancorp, Inc.	1,360
Sales and awards under employee and director plans	339
5% stock dividend	3,356
Purchases of treasury stock	(2,705)
Other	(6)

Shares outstanding at December 31, 2006	69,953

The Company maintains a treasury stock buyback program authorized by its Board of Directors. At December 31, 2006, 1,383,115 shares were available for purchase under the current Board authorization. In February 2007, the Board authorized the purchase of additional shares bringing the total authorization to 4,000,000 shares. The Company has routinely used these reacquired shares to fund employee benefit programs and annual stock dividends.

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

The capital amounts and ratios for the Company (on a consolidated basis) and its full-service banking subsidiaries at the last two year ends are as follows:

	2006			2005
	Actual		Minimum	Actual		Minimum
(Dollars in thousands)	Amount	Ratio	Required(A)	Amount	Ratio	Required(A)

Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,502,386	12.56%	$956,782	$1,446,408	13.63%	$848,906
Commerce Bank, N.A. (Missouri)	1,153,415	10.42	885,800	1,050,904	10.82	777,163
Commerce Bank, N.A. (Kansas)	109,988	16.04	54,873	107,725	17.03	50,608

Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,345,378	11.25%	$478,391	$1,295,898	12.21%	$424,453
Commerce Bank, N.A. (Missouri)	1,031,282	9.31	442,900	931,808	9.59	388,582
Commerce Bank, N.A. (Kansas)	101,395	14.78	27,436	99,790	15.77	25,304

Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,345,378	9.05%	$594,778	$1,295,898	9.43%	$549,965
Commerce Bank, N.A. (Missouri)	1,031,282	7.58	544,206	931,808	7.47	498,750
Commerce Bank, N.A. (Kansas)	101,395	8.32	48,733	99,790	8.50	46,972

(A)	Dollar amount required to meet guidelines for adequately capitalized institutions.

At December 31, 2006, the Company met all capital requirements to which it is subject and all of its banking subsidiaries exceeded the regulatory definition of well-capitalized.

16.	Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments held by the Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.

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

Accrued Interest Receivable/Payable

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

The estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans	$9,960,118	$10,036,534	$8,899,183	$8,974,183
Available for sale investment securities	3,415,440	3,415,440	3,667,901	3,667,901
Trading securities	6,676	6,676	24,959	24,959
Non-marketable securities	74,207	74,207	77,321	77,321
Federal funds sold and securities purchased under agreements to resell	527,816	527,816	128,862	128,862
Accrued interest receivable	79,565	79,565	65,980	65,980
Derivative instruments	1,300	1,300	985	985
Cash and due from banks	626,500	626,500	545,273	545,273

Financial Liabilities
Non-interest bearing demand deposits	$1,312,400	$1,312,400	$1,399,934	$1,399,934
Savings, interest checking and money market deposits	6,879,047	6,879,047	6,490,326	6,490,326
Time open and C.D.’s	3,553,407	3,589,259	2,961,553	2,960,630
Federal funds purchased and securities sold under agreements to repurchase	1,771,282	1,771,282	1,326,427	1,326,427
Other borrowings	53,934	58,338	269,390	270,454
Accrued interest payable	63,593	63,593	36,507	36,507
Derivative instruments	2,106	2,106	1,886	1,886

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

One of the Company’s primary risks associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the market’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. Over the longer term, rising interest rates may have a negative effect on interest margins as funding sources become more expensive relative to any fixed rate loans that do not re-price as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company may enter into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. The amount of hedge ineffectiveness on these swaps would be recorded in interest income in the accompanying consolidated income statements. At December 31, 2006, the Company had two swaps, with a notional amount totaling $14,398,000, which have been designated as fair value hedges. The Company also sells swaps to its borrowers to accommodate their interest rate risk profiles, and enters into identical dealer swaps with offsetting pay/receive terms. The notional amount of these types of swaps at December 31, 2006 was $167,066,000. The changes in the fair values of these swaps were recorded in other non-interest income.

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

At December 31, 2006, the total notional amount of derivatives held by the Company amounted to $240,019,000. Derivatives with positive fair values of $1,300,000 were recorded in other assets and derivatives with negative fair values of $2,106,000 were recorded as other liabilities at December 31, 2006. Changes in the fair values of the derivatives and hedged loans, as shown in the table below, were recognized in current earnings.

(In thousands)

Unrealized gain (loss)
resulting from change in fair value	2006	2005	2004

Swaps/hedged loans	$130	$64	$(1)
Mortgage loan commitments	(53)	23	(65)
Mortgage loan sale contracts	56	(46)	31
Foreign exchange contracts	(73)	84	58

Total	$60	$125	$23

18.  Commitments, Contingencies and Guarantees

The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $5,527,000, $5,313,000 and $5,505,000 in 2006, 2005 and 2004, respectively. A summary of minimum lease commitments follows:

	Type of Property
(In thousands)	Real
Year Ended December 31	Property	Equipment	Total

2007	$4,904	$721	$5,625
2008	4,238	586	4,824
2009	3,834	366	4,200
2010	3,114	90	3,204
2011	2,749	—	2,749
After	25,137	—	25,137

Total minimum lease payments			$45,739

All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2007.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2006	2005

Commitments to extend credit:
Credit card	$3,701,433	$3,355,751
Other	3,816,656	3,534,075
Standby letters of credit, net of participations	452,219	412,022
Commercial letters of credit	30,088	18,905

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

At December 31, 2006, the Company had recorded a liability in the amount of $5.5 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $452.2 million at December 31, 2006.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts as discussed in Note 8 on Borrowings. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4.0 million, are due in 2030 and may be redeemed beginning in 2010. Securities issued by West Pointe Statutory Trust I, amounting to $10.0 million, are due in 2034 and may be redeemed beginning in 2009. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was estimated to be approximately $45.4 million at December 31, 2006. At December 31, 2006, the Company had a recorded liability of $14.2 million in principal and accrued interest to date, representing amounts owed to the security holders.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During 2006, purchases and sales of tax credits amounted to $31.1 million and $32.6 million, respectively. At December 31, 2006, the Company had outstanding purchase commitments totaling $77.1 million. The commitments are expected to be funded in 2007 through 2009.

In the normal course of business, the Company had certain lawsuits pending at December 31, 2006. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

19.	Related Parties

The Company’s Chief Executive Officer and its Vice Chairman are directors of Tower Properties Company (Tower) and together with members of their immediate families beneficially own approximately 76% of the outstanding stock of Tower. At December 31, 2006, Tower owned 158,244 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property. During 2006 and previous years, the Company and its affiliates occupied various facilities in downtown Kansas City which were owned by Tower. At December 31, 2006, all such premises had been sold by Tower or vacated by the Company, with the exception of several surface parking lots.

Payments from the Company and its affiliates to Tower are summarized below.

(In thousands)	2006	2005	2004

Rent on leased properties	$556	$920	$1,824
Leasing fees	72	104	93
Operation of parking garages	101	98	46
Building management fees	1,621	1,432	1,315
Property construction and repair costs	2,824	2,503	2,473
Dividends paid on Company stock held by Tower	148	138	126

Total	$5,322	$5,195	$5,877

Tower has a $13,500,000 line of credit with the Company’s Missouri bank (Bank) which is subject to normal credit terms and has a variable interest rate. Outstanding loans to Tower under the line of credit were $2,300,000 at December 31, 2005, which were repaid in 2006. Interest received by the Bank from Tower under the line of credit was $49,000, $192,000 and $199,000 in 2006, 2005 and 2004, respectively. Fees received for letters of credit collateralized under the line of credit were $35,000 annually in 2006, 2005 and 2004. From time to time, the Bank extends additional credit to Tower for construction and development projects. While no construction loans were outstanding during 2006 or at December 31, 2005, interest received on such loans was $24,000 and $189,000 in 2005 and 2004, respectively.

In 2006, the Bank purchased two parking facilities in downtown Kansas City from Tower for $2,381,000. These parking facilities are adjacent to existing Company office buildings, and will be renovated and used for future parking expansion. In 2005, the Bank purchased a 12-story office building and attached garage in downtown Kansas City from Tower for $18,000,000. The purchase prices were based upon independent outside appraisals and the transactions were approved by the Company’s Board of Directors and independent Audit Committee.

Directors of the Company and their beneficial interests have deposit accounts with the subsidiary banks of the Company and may be provided with cash management and other banking services, including loans, in the ordinary course of business. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility.

20.	Parent Company Condensed Financial Statements

Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets

	December 31
(In thousands)	2006	2005

Assets
Investment in consolidated subsidiaries:
Banks	$1,197,369	$1,033,528
Non-banks	67,737	53,658
Cash	119	26
Investment securities:
Available for sale	166,239	223,000
Non-marketable	6,804	5,052
Prepaid pension cost	7,998	24,834
Income tax benefits	7,294	1,106
Other assets	11,918	12,016

Total assets	$1,465,478	$1,353,220

Liabilities and stockholders’ equity
Borrowings from subsidiaries, net of receivables	$11,005	$3,028
Other liabilities	12,359	12,354

Total liabilities	23,364	15,382
Stockholders’ equity	1,442,114	1,337,838

Total liabilities and stockholders’ equity	$1,465,478	$1,353,220

Condensed Statements of Income

	For the Years Ended December 31
(In thousands)	2006	2005	2004

Income
Dividends received from consolidated subsidiaries:
Banks	$140,200	$219,639	$253,017
Non-banks	300	315	280
Earnings of consolidated subsidiaries, net of dividends	82,677	10,540	(22,786)
Interest and dividends on investment securities	7,764	6,451	3,494
Management fees charged subsidiaries	37,731	32,952	32,989
Investment securities gains (losses)	(149)	(164)	50
Other	3,179	1,534	1,481

Total income	271,702	271,267	268,525

Expense
Salaries and employee benefits	35,152	32,643	32,378
Professional fees	2,635	2,449	3,033
Data processing fees paid to affiliates	9,471	9,660	12,678
Other	10,784	10,601	7,695

Total expense	58,042	55,353	55,784

Income tax expense (benefit)	(6,182)	(7,333)	(7,600)

Net income	$219,842	$223,247	$220,341

Condensed Statements of Cash Flows

	For the Years Ended December 31
(In thousands)	2006	2005	2004

Operating Activities
Net income	$219,842	$223,247	$220,341
Adjustments to reconcile net income to net cash provided by operating activities:
(Earnings) losses of consolidated subsidiaries, net of dividends	(82,677)	(10,540)	22,786
Other adjustments, net	2,808	4,995	1,880

Net cash provided by operating activities	139,973	217,702	245,007

Investing Activities
Increase in investment in subsidiaries, net	(17,822)	(11,525)	(146)
Proceeds from sales of investment securities	13,005	36	580
Proceeds from maturities of investment securities	90,594	173,938	99,260
Purchases of investment securities	(41,828)	(107,820)	(130,493)
Net purchases of equipment	(474)	(485)	(29)

Net cash provided by (used in) investing activities	43,475	54,144	(30,828)

Financing Activities
Increase in borrowings from subsidiaries, net	7,977	3,395	3,199
Purchases of treasury stock	(134,956)	(234,501)	(173,829)
Issuance under equity compensation plans	7,274	18,393	15,281
Net tax benefit related to equity compensation plans	2,108	4,288	2,305
Cash dividends paid on common stock	(65,758)	(63,421)	(61,135)

Net cash used in financing activities	(183,355)	(271,846)	(214,179)

Increase in cash	93	—	—
Cash at beginning of year	26	26	26

Cash at end of year	$119	$26	$26

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

During 2006, the Parent contributed cash of $13,052,000 to the acquiring bank subsidiary in the West Pointe acquisition. During 2006 and 2005, the Parent contributed $6,075,000 and $9,580,000, respectively, to venture capital subsidiaries in order to satisfy their investment funding requirements. In 2004, subsidiary banks distributed dividends in excess of current year net income, while remaining within regulatory capital guidelines. The excess distribution was not repeated in subsequent years.

For the past several years, the Parent has maintained a $20,000,000 line of credit for general corporate purposes with a subsidiary bank. The line of credit is secured by marketable investment securities. During 2006 and 2005, the Parent had no borrowings from the subsidiary bank. The Parent plans to fund an additional $17,325,000 relating to venture capital and private equity investments over the next several years.

Available for sale investment securities held by the Parent consist of short-term investments in mutual funds and marketable common and preferred stock. The fair value of these securities included an unrealized gain of $50,270,000 at December 31, 2006. The corresponding net of tax unrealized gain included in stockholders’ equity was $31,189,000. Also included in stockholders’ equity was an unrealized net of tax loss in fair value of investment securities held by subsidiaries, which amounted to $20,519,000 at December 31, 2006.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders.
Commerce Bancshares, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Commerce Bancshares, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 26, 2007

Item 9b. OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers is included in Part I under the caption “Executive Officers of the Registrant” and under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee”, “Audit Committee Report”, and “Committee on Governance/Directors” in the definitive proxy statement, which is incorporated herein by reference.

The Company’s financial officer code of ethics for the chief executive officer and senior financial officers of the Company is available at www.commercebank.com. Amendments to, and waivers of, the code of ethics are posted on this website.

Item 11. EXECUTIVE COMPENSATION

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K regarding executive compensation is included under the captions “Executive Compensation”, “Pension Benefits Narrative”, “Overview of Compensation and Human Resources Committee”, and “Committee Report on Executive Compensation” in the definitive proxy statement, which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K is covered under the captions “Equity Compensation Plan” and “Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management” in the definitive proxy statement, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Election of Directors”, “Corporate Governance Guidelines”, and “Director Independence” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is included under the caption “Approval of Independent Auditors” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	54
	Consolidated Statements of Income	55
	Consolidated Statements of Cash Flows	56
	Consolidated Statements of Stockholders’ Equity	57
	Notes to Consolidated Financial Statements	58
	Summary of Quarterly Statements of Income	52
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of February 2007.

Commerce Bancshares, Inc.

By:	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2007.

By:	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

By:	/s/ A. Bayard Clark
A. Bayard Clark
Chief Financial Officer

David W. Kemper
(Chief Executive Officer)
John R. Capps
W. Thomas Grant II
James B. Hebenstreit
Jonathan M. Kemper	A majority of the Board of Directors*
Seth M. Leadbeater
Terry O. Meek
Benjamin F. Rassieur III
Kimberly G. Walker
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

(e) Commerce Executive Retirement Plan amended and restated as of January 1, 2005 was filed in current report on Form 8-K dated January 4, 2005, and the same is hereby incorporated by reference.

(f) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of April 21, 2004 was filed in quarterly report on Form 10-Q dated August 4, 2004, and the same is hereby incorporated by reference.

(g) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

(h) Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001 was filed in quarterly report on Form 10-Q dated May 8, 2001, and the same is hereby incorporated by reference.

(i) Commerce Bancshares, Inc. 2007 Compensatory Arrangement with CEO and Named Executive Officers was filed in current report on Form 8-K dated February 6, 2007, and the same is hereby incorporated by reference.

(j) Commerce Bancshares, Inc. 2005 Equity Incentive Plan was filed in the Company’s proxy statement dated March 11, 2005, and the same is hereby incorporated by reference.

(k) Commerce Bancshares, Inc. Notice of Grant of Stock Options and Option Agreement was filed in quarterly report on Form 10-Q dated August 5, 2005, and the same is hereby incorporated by reference.

(l) Commerce Bancshares, Inc. Restricted Stock Award Agreement, pursuant to the Restricted Stock Plan, was filed in quarterly report on Form 10-Q dated August 5, 2005, and the same is hereby incorporated by reference.

E-1

(m) Commerce Bancshares, Inc. Stock Appreciation Rights Agreement and Commerce Bancshares, Inc. Restricted Stock Award Agreement, pursuant to the 2005 Equity Incentive Plan, were filed in current report on Form 8-K dated February 23, 2006, and the same are hereby incorporated by reference.

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