Form 10-Q
period 2007-03-31
COMMERCE BANCSHARES INC /MO/
filed 2007-05-08
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes    No  X

As of April 30, 2007, the registrant had outstanding 69,601,022 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2007	2006

	(Unaudited)
	(In thousands)

ASSETS
Loans	$9,903,568	$9,681,520
Allowance for loan losses	(131,730)	(131,730)

Net loans	9,771,838	9,549,790

Loans held for sale	363,052	278,598
Investment securities:
Available for sale ($536,255,000 pledged in 2007 and $526,430,000 pledged in 2006 to secure structured repurchase agreements)	3,243,687	3,415,440
Trading	11,753	6,676
Non-marketable	78,605	74,207

Total investment securities	3,334,045	3,496,323

Federal funds sold and securities purchased under agreements to resell	466,810	527,816
Cash and due from banks	519,138	626,500
Land, buildings and equipment, net	389,714	386,095
Goodwill	99,158	97,643
Other intangible assets, net	16,207	19,633
Other assets	234,835	247,951

Total assets	$15,194,797	$15,230,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,354,160	$1,312,400
Savings, interest checking and money market	6,804,397	6,879,047
Time open and C.D.’s of less than $100,000	2,326,353	2,302,567
Time open and C.D.’s of $100,000 and over	1,447,633	1,250,840

Total deposits	11,932,543	11,744,854

Federal funds purchased and securities sold under agreements to repurchase	1,633,884	1,771,282
Other borrowings	39,235	53,934
Other liabilities	143,120	218,165

Total liabilities	13,748,782	13,788,235

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 70,465,922 shares	352,330	352,330
Capital surplus	421,983	427,421
Retained earnings	717,759	683,176
Treasury stock of 1,049,415 shares in 2007 and 422,468 shares in 2006, at cost	(52,134)	(20,613)
Accumulated other comprehensive income (loss)	6,077	(200)

Total stockholders’ equity	1,446,015	1,442,114

Total liabilities and stockholders’ equity	$15,194,797	$15,230,349

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31
(In thousands, except per share data)	2007	2006

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$182,623	$149,874
Interest on investment securities	38,419	37,130
Interest on federal funds sold and securities purchased under agreements to resell	7,225	1,623

Total interest income	228,267	188,627

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	27,637	19,607
Time open and C.D.’s of less than $100,000	26,565	16,731
Time open and C.D.’s of $100,000 and over	16,913	13,187
Interest on federal funds purchased and securities sold under agreements to repurchase	25,123	12,581
Interest on other borrowings	550	2,786

Total interest expense	96,788	64,892

Net interest income	131,479	123,735
Provision for loan losses	8,161	4,432

Net interest income after provision for loan losses	123,318	119,303

NON-INTEREST INCOME
Deposit account charges and other fees	26,511	27,497
Bank card transaction fees	23,083	21,708
Trust fees	18,653	17,819
Trading account profits and commissions	1,861	2,565
Consumer brokerage services	3,043	2,389
Loan fees and sales	1,285	3,743
Other	9,848	11,324

Total non-interest income	84,284	87,045

INVESTMENT SECURITIES GAINS, NET	3,895	2,403

NON-INTEREST EXPENSE
Salaries and employee benefits	76,900	71,725
Net occupancy	11,790	10,977
Equipment	6,433	5,949
Supplies and communication	8,506	8,393
Data processing and software	11,231	12,393
Marketing	4,318	4,318
Other	17,241	16,206

Total non-interest expense	136,419	129,961

Income before income taxes	75,078	78,790
Less income taxes	23,582	25,846

NET INCOME	$51,496	$52,944

Net income per share – basic	$.74	$.75
Net income per share – diluted	$.73	$.74

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Stock	Surplus	Earnings	Stock	Income(Loss)	Total

	(Unaudited)

Balance January 1, 2007	$352,330	$427,421	$683,176	$(20,613)	$(200)	$1,442,114

Net income			51,496			51,496
Change in unrealized gain (loss) on available for sale securities, net of tax					6,162	6,162
Amortization of pension loss, net of tax					115	115

Total comprehensive income						57,773

Purchase of treasury stock				(47,329)		(47,329)
Issuance of stock under purchase and equity compensation plans		(6,715)		14,508		7,793
Net tax benefit related to equity compensation plans		1,059				1,059
Stock based compensation		1,518				1,518
Issuance of nonvested stock awards		(1,300)		1,300		—
Cash dividends paid ($.250 per share)			(17,359)			(17,359)
Adoption of FIN 48			446			446

Balance March 31, 2007	$352,330	$421,983	$717,759	$(52,134)	$6,077	$1,446,015

Balance January 1, 2006	$347,049	$388,552	$693,021	$(86,901)	$(3,883)	$1,337,838

Net income			52,944			52,944
Change in unrealized gain (loss) on available for sale securities, net of tax					(10,380)	(10,380)

Total comprehensive income						42,564

Purchase of treasury stock				(51,111)		(51,111)
Issuance of stock under purchase and equity compensation plans		(4,532)		8,427		3,895
Net tax benefit related to equity compensation plans		639				639
Stock based compensation		799				799
Issuance of nonvested stock awards		(923)		923		—
Cash dividends paid ($.233 per share)			(16,379)			(16,379)

Balance March 31, 2006	$347,049	$384,535	$729,586	$(128,662)	$(14,263)	$1,318,245

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31
(In thousands)	2007	2006

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$51,496	$52,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,161	4,432
Provision for depreciation and amortization	13,050	11,466
Amortization of investment security premiums, net	1,837	3,249
Investment securities gains, net(A)	(3,895)	(2,403)
Net gains on sales of loans held for sale	(499)	(2,923)
Originations of loans held for sale	(146,270)	(129,138)
Proceeds from sales of loans held for sale	62,305	131,880
Net increase in trading securities	(6,377)	(47)
Stock based compensation	1,518	799
Decrease in interest receivable	967	1,417
Increase (decrease) in interest payable	(926)	5,354
Increase in income taxes payable	22,423	25,886
Net tax benefit related to equity compensation plans	(1,059)	(639)
Other changes, net	(2,132)	14,162

Net cash provided by operating activities	599	116,439

INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	4,000	5
Proceeds from maturities/pay downs of investment securities(A)	304,977	307,606
Purchases of investment securities(A)	(127,224)	(66,425)
Net increase in loans	(230,209)	(243,320)
Purchases of land, buildings and equipment	(13,595)	(7,643)
Sales of land, buildings and equipment	1,926	80

Net cash used in investing activities	(60,125)	(9,697)

FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings, interest checking and money market deposits	(121,701)	(33,428)
Net increase in time open and C.D.’s	220,753	324,585
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(137,398)	(424,504)
Repayment of long-term borrowings	(14,660)	(10,827)
Net increase in short-term borrowings	—	94
Purchases of treasury stock	(47,329)	(51,111)
Issuance of stock under stock purchase and equity compensation plans	7,793	3,895
Net tax benefit related to equity compensation plans	1,059	639
Cash dividends paid on common stock	(17,359)	(16,379)

Net cash used in financing activities	(108,842)	(207,036)

Decrease in cash and cash equivalents	(168,368)	(100,294)
Cash and cash equivalents at beginning of year	1,154,316	674,135

Cash and cash equivalents at March 31	$985,948	$573,841

(A) Available for sale and non-marketable securities

Income tax net payments (refunds)	$200	$(8)
Interest paid on deposits and borrowings	$97,714	$59,538

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2006 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2006 Annual Report on Form 10-K.

2. Subsequent Events

The Company completed its previously announced acquisition of South Tulsa Financial Corporation (South Tulsa) on April 1, 2007. In this transaction, the Company acquired the outstanding stock of South Tulsa and issued 561,951 shares of Company stock valued at $27.6 million. The valuation of Company stock was based on the average closing price of Company stock during the measurement period of March 21 through March 27. The Company’s acquisition of South Tulsa added $114.7 million in loans, $103.9 million in deposits and two branch locations in Tulsa, Oklahoma. Intangible assets recognized as a result of the transaction, consisting primarily of goodwill and core deposit premium, approximated $13.9 million.

On April 3, 2007, the Company announced plans to acquire Commerce Bank in Denver, Colorado for approximately $29.5 million in cash. The acquisition will add $96.8 million in assets (including $70.0 million in loans), $75.5 million in deposits and the Company’s first location in Colorado. The transaction is expected to be completed in the third quarter of 2007, pending regulatory approvals, the approval of Commerce Bank’s shareholders and other customary closing conditions.

3. Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at March 31, 2007 and December 31, 2006 are as follows.

	March 31	December 31
(In thousands)	2007	2006

Business	$3,064,351	$2,860,692
Real estate – construction	603,297	658,148
Real estate – business	2,189,198	2,148,195
Real estate – personal	1,503,267	1,478,669
Consumer	1,462,130	1,435,038
Home equity	432,710	441,851
Credit card	640,699	648,326
Overdrafts	7,916	10,601

Total loans	$9,903,568	$9,681,520

Included in the table above are impaired loans amounting to $19,163,000 at March 31, 2007 and $18,236,000 at December 31, 2006. Impaired loans include loans on non-accrual status and other loans classified as substandard and more than 60 days past due.

In addition to its basic portfolio, the Company originates other loans which it intends to sell in secondary markets. Loans held for sale amounted to $363,052,000 at March 31, 2007 compared to $278,598,000 at

December 31, 2006. These loans consist mainly of student loans, amounting to $349,091,000 at March 31, 2007, in addition to $13,961,000 of certain fixed rate residential mortgage loans.

The following is a summary of the allowance for loan losses for the three months ended March 31, 2007 and 2006.

(In thousands)	2007	2006

Balance, January 1	$131,730	$128,447

Additions:
Provision for loan losses	8,161	4,432

Total additions	8,161	4,432

Deductions:
Loans charged off	12,393	9,346
Less recoveries on loans	4,232	4,935

Net loans charged off	8,161	4,411

Balance, March 31	$131,730	$128,468

4. Investment Securities

Investment securities, at fair value, consist of the following at March 31, 2007 and December 31, 2006.

	March 31	December 31
(In thousands)	2007	2006

Available for sale:
U.S. government and federal agency obligations	$9,775	$9,651
Government-sponsored enterprise obligations	419,565	464,567
State and municipal obligations	611,132	594,824
Mortgage-backed securities	1,713,459	1,782,443
Other asset-backed securities	314,999	354,465
Other debt securities	32,456	36,009
Equity securities	142,301	173,481

Total available for sale	3,243,687	3,415,440

Trading	11,753	6,676
Non-marketable	78,605	74,207

Total investment securities	$3,334,045	$3,496,323

Available for sale equity securities included short-term investments in money market mutual funds of $31,491,000 at March 31, 2007 and $59,973,000 at December 31, 2006. Equity securities also included common and preferred stock held by the Parent with a fair value of $110,736,000 at March 31, 2007 and $107,840,000 at December 31, 2006.

Non-marketable securities included securities held for debt and regulatory purposes, which amounted to $35,030,000 and $35,592,000 at March 31, 2007 and December 31, 2006, respectively, in addition to venture capital and private equity investments, which amounted to $43,495,000 and $38,548,000 at the respective dates. During the first three months of 2007 and 2006, net gains of $3,897,000 and $2,402,000, respectively, were recognized on venture capital and private equity investments, which consisted of both realized gains and losses and fair value adjustments.

At March 31, 2007, securities carried at $2.0 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $536.3 million, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $1.4 billion at March 31, 2007.

5. Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$17,430	$(1,994)	$15,436	$19,920	$(1,093)	$18,827
Mortgage servicing rights	1,338	(567)	771	1,338	(532)	806

Total	$18,768	$(2,561)	$16,207	$21,258	$(1,625)	$19,633

Aggregate amortization expense on intangible assets was $936,000 and $1,000, respectively, for the three month periods ended March 31, 2007 and 2006. Estimated annual amortization expense for the years 2007 through 2011 is as follows.

(In thousands)

2007	$3,429
2008	2,965
2009	2,571
2010	2,180
2011	1,794

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2007 is as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at December 31, 2006	$97,643	$18,827	$806
Adjustments to 2006 acquisitions	1,515	(2,490)	—
Amortization	—	(901)	(35)

Balance at March 31, 2007	$99,158	$15,436	$771

Changes in the carrying amount of goodwill by operating segment for the three month period ended March 31, 2007 are as follows.

			Money
	Consumer	Commercial	Management	Total
(In thousands)	Segment	Segment	Segment	Goodwill

Balance at December 31, 2006	$58,879	$38,018	$746	$97,643
Adjustments to 2006 acquisitions	894	621	—	1,515

Balance at March 31, 2007	$59,773	$38,639	$746	$99,158

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2007 that net liability was $5,697,000, which will be amortized into income over the remaining life of the respective commitments. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $465,315,000 at March 31, 2007.

The Company guarantees payments to holders of certain trust preferred securities issued by wholly owned grantor trusts. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4,000,000, are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust  I, amounting to $10,000,000, are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate based on LIBOR, which resets on a quarterly basis. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was estimated to be approximately $45,078,000 at March 31, 2007. At March 31, 2007, the Company had a recorded liability of $14,070,000 in principal and accrued interest to date, representing amounts owed to the security holders.

In 2007, the Company entered into a risk participation agreement (RPA) with another financial institution which mitigates that institution’s credit risk arising from an interest rate swap with a third party. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. The Company’s exposure is based on a notional amount of $10,000,000. At inception, the Company recorded a liability of $71,000, representing the fair value of the RPA, which will be amortized to income over the seven year term of the RPA, given no adverse change in the third party’s creditworthiness. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swap at the time of default. If an event of default had occurred at March 31, 2007, the Company’s payment under the RPA would have been approximately $150,000.

7. Pension

The amount of net pension cost (income) for the three months ended March 31, 2007 and 2006 is as follows.

	For the Three Months Ended March 31
(In thousands)	2007	2006

Service cost – benefits earned during the period	$248	$276
Interest cost on projected benefit obligation	1,145	1,191
Expected return on plan assets	(1,705)	(1,800)
Amortization of unrecognized net loss	185	258

Net periodic pension cost (income)	$(127)	$(75)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first three months of 2007, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2007. The income recognized for the defined benefit pension plan for the first three months of 2007 was primarily due to the greater than expected return on plan assets for the year ended September 30, 2006 (the valuation date).

Recently issued accounting pronouncements required the Company to reflect the funded status of its defined benefit pension plan on its consolidated balance sheet at December 31, 2006. Accordingly, the

Company recorded a pre-tax reduction in accumulated other comprehensive income of $17,532,000, consisting of accumulated net loss, on that date. During the first quarter of 2007, $185,000 of accumulated net loss was recognized as a component of net periodic benefit cost, as shown above, and as an increase in other comprehensive income.

8. Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	For the Three
	Months Ended
	March 31
(In thousands, except per share data)	2007	2006

Basic earnings per share:
Net income available to common shareholders	$51,496	$52,944

Weighted average basic common shares outstanding	69,630	70,339
Basic earnings per share	$.74	$.75

Diluted earnings per share:
Net income available to common shareholders	$51,496	$52,944

Weighted average common shares outstanding	69,630	70,339
Net effect of nonvested stock and the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	864	984

Weighted average diluted common shares outstanding	70,494	71,323

Diluted earnings per share	$.73	$.74

9. Other Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) consist of the unrealized holding gains and losses on available for sale investment securities and the amortization of accumulated pension loss which has been recognized in net periodic benefit cost.

	For the Three Months Ended March 31
(In thousands)	2007	2006

Available for sale investment securities:
Unrealized holding gains (losses)	$9,971	$(16,742)
Reclassification adjustment for losses included in net income	2	—

Net unrealized gains (losses) on securities	9,973	(16,742)
Income tax expense (benefit)	3,811	(6,362)

Holding gains (losses) on investment securities	6,162	(10,380)

Prepaid pension cost:
Amortization of accumulated pension loss	185	—
Income tax expense (benefit)	(70)	—

Accumulated pension loss	115	—

Other comprehensive income (loss)	$6,277	$(10,380)

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended March 31, 2007:
Net interest income	$97,286	$55,458	$2,202	$154,946	$(23,467)	$131,479
Provision for loan losses	7,897	221	—	8,118	43	8,161
Non-interest income	40,550	20,068	21,905	82,523	1,761	84,284
Investment securities gains, net	—	—	—	—	3,895	3,895
Non-interest expense	74,507	39,249	16,156	129,912	6,507	136,419

Income before income taxes	$55,432	$36,056	$7,951	$99,439	$(24,361)	$75,078

Three Months Ended March 31, 2006:
Net interest income	$88,409	$49,682	$2,624	$140,715	$(16,980)	$123,735
Provision for loan losses	5,647	(1,247)	—	4,400	32	4,432
Non-interest income	43,481	19,169	21,686	84,336	2,709	87,045
Investment securities gains, net	—	—	—	—	2,403	2,403
Non-interest expense	71,130	35,484	15,712	122,326	7,635	129,961

Income before income taxes	$55,113	$34,614	$8,598	$98,325	$(19,535)	$78,790

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

The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rate do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At March 31, 2007, the Company had entered into two interest rate swaps with a notional amount of $14,067,000, which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, the effect of these transactions on net income is minimal. The notional amount of these types of swaps at March 31, 2007 was $210,524,000. These swaps are accounted for as free-standing derivatives and changes in their fair value were recorded in other non-interest income.

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

The Company’s derivative instruments are listed below.

	March 31, 2007			December 31, 2006
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate contracts:
Swap contracts	$224,591	$1,219	$(2,176)	$181,464	$1,185	$(2,003)
Option contracts	6,970	6	(6)	6,970	10	(10)
Credit-related contracts	10,000	—	(71)	—	—	—
Foreign exchange contracts:
Forward contracts	14,112	30	(24)	16,117	29	(20)
Option contracts	2,670	9	(9)	2,670	16	(16)
Mortgage loan commitments	8,470	—	(20)	11,529	—	(43)
Mortgage loan forward sale contracts	18,676	41	(8)	21,269	60	(14)

Total	$285,489	$1,305	$(2,314)	$240,019	$1,300	$(2,106)

12.	Income Taxes

For the first quarter of 2007 income tax expense amounted to $23,582,000, compared to $25,846,000 in the first quarter of 2006. The effective income tax rate for the Company was 31.4% in the current quarter compared to 32.8% in the same quarter last year.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Upon adoption of FIN 48, the Company recognized a $446,000 decrease to the liability for unrecognized tax benefits which, as required, was accounted for as an increase to the January 1, 2007 balance of retained earnings. The resulting amount of unrecognized tax benefits at January 1, 2007 was $2,379,000, which included $444,000 of related accrued interest and penalties.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of income.

The Company’s federal income tax returns for 2003 through 2006 remain subject to examination by the Internal Revenue Service. Its state tax returns for 2002 through 2006 remain subject to examination by various state jurisdictions, based on individual state statute of limitations.

13.	Stock-Based Compensation

The Company usually issues most of its annual stock-based compensation during the first quarter. During the first quarter of 2007, stock-based compensation was issued in the form of stock appreciation rights (SARs) and nonvested stock. The stock-based compensation expense that has been charged against income was $1,518,000 in the first three months of 2007 and $799,000 in the first three months of 2006.

The Company’s adoption of SFAS No. 123R, “Share-Based Payment” (the Statement), on January 1, 2006 resulted in a $543,000 reduction in stock-based compensation expense during the first three months of 2006. This adjustment resulted from a change by the Company from its former policy of recognizing the effect of forfeitures only as they occurred to the Statement’s requirement to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted for the first time in 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. The table below shows the fair values of SARs granted during the first three months of 2007 and 2006, including the model assumptions for those grants.

	Three Months Ended
	March 31
	2007	2006

Weighted per share average fair value at grant date	$12.57	$13.41
Assumptions:
Dividend yield	1.9%	1.7%
Volatility	19.9%	21.1%
Risk-free interest rate	4.6%	4.6%
Expected term (in years)	7.4 years	7.4 years

A summary of option activity during the first three months of 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2007	3,225,100	$33.14

Granted	—	—
Cancelled	(842)	43.15
Exercised	(312,506)	27.58

Outstanding at March 31, 2007	2,911,752	$33.74	5.1 years	$42,435

A summary of SAR activity during the first three months of 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2007	477,009	$49.29

Granted	471,950	49.51
Cancelled	(1,444)	49.10
Exercised	—	—

Outstanding at March 31, 2007	947,515	$49.40	9.4 years	$—

A summary of the status of the Company’s nonvested share awards, as of March 31, 2007, and changes during the three month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	167,560	$41.09

Granted	27,768	49.44
Vested	(16,421)	33.22
Forfeited	(1,529)	43.13

Nonvested at March 31, 2007	177,378	$43.10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2006 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results to be attained for any other period.

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

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $43.5 million at March 31, 2007. These private equity and venture capital securities are reported at fair value. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months Ended
	March 31
	2007	2006

Per Share Data
Net income – basic	$.74	$.75
Net income – diluted	.73	.74
Cash dividends	.250	.233
Book value	20.86	18.80
Market price	48.31	49.21
Selected Ratios
(Based on average balance sheets)
Loans to deposits	87.77%	83.32%
Non-interest bearing deposits to total deposits	5.35	5.53
Equity to loans	14.26	14.77
Equity to deposits	12.52	12.31
Equity to total assets	9.55	9.71
Return on total assets	1.38	1.57
Return on total stockholders’ equity	14.41	16.14
(Based on end-of-period data)
Non-interest income to revenue*	39.06	41.30
Efficiency ratio**	62.79	61.66
Tier I capital ratio	11.04	11.97
Total capital ratio	12.33	13.36
Leverage ratio	8.94	9.43

*	Revenue includes net interest income and non-interest income.
**	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

Results of Operations

Summary

	Three Months Ended		Increase
	March 31		(decrease)
(Dollars in thousands)	2007	2006	Amount	Percent

Net interest income	$131,479	$123,735	$7,744	6.3%
Provision for loan losses	(8,161)	(4,432)	3,729	84.1
Non-interest income	84,284	87,045	(2,761)	(3.2)
Investment securities gains, net	3,895	2,403	1,492	62.1
Non-interest expense	(136,419)	(129,961)	6,458	5.0
Income taxes	(23,582)	(25,846)	(2,264)	(8.8)

Net income	$51,496	$52,944	$(1,448)	(2.7)%

For the quarter ended March 31, 2007, net income amounted to $51.5 million, a decrease of $1.4 million, or 2.7%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.38%, the annualized return on average equity was 14.41%, and the efficiency ratio was 62.79%. The decrease in net income compared to the first quarter of last year resulted mainly from a 5.0% increase in non-interest expense, mainly in salaries and employee benefits, coupled with a 3.2% decrease in non-interest income. Additionally, the provision for loan losses was $8.2 million for the quarter, an increase of $3.7 million over the first quarter of 2006. These effects were partially offset by a 6.3% increase in net interest income, which was primarily due to increases in loan balances and yields. Diluted earnings per share was $.73, a decrease of 1.4% from $.74 per share in the first quarter of 2006.

The Company completed its previously announced acquisition of South Tulsa Financial Corporation (South Tulsa) on April 1, 2007. In this transaction, the Company acquired the outstanding stock of

South Tulsa and issued 561,951 shares of Company stock valued at $27.6 million. The Company’s acquisition of South Tulsa added $114.7 million in loans, $103.9 million in deposits and two branch locations in Tulsa, Oklahoma.

On April 3, 2007, the Company and Commerce Bank in Denver, Colorado executed a merger agreement in which Commerce Bank will merge with the Company. The Company’s acquisition of the independent Colorado Commerce Bank will add approximately $96.8 million in assets (including $70.0 million in loans), $75.5 million in deposits, and the Company’s first location in Colorado. Total consideration is estimated to be approximately $29.5 million in cash. It is anticipated that the transaction will be completed in the third quarter of 2007, pending regulatory approvals and certain closing conditions.

In the third quarter of 2006, the Company acquired certain assets and assumed certain liabilities of Boone National Savings and Loan Association (Boone) in central Missouri through a purchase and assumption agreement. Loans and deposits of $126.4 million and $100.9 million, respectively, were acquired, and goodwill and core deposit premium of $15.6 million and $2.6 million, respectively, were recorded as a result of this transaction. Also during the quarter, the Company acquired the outstanding stock of West Pointe Bancorp, Inc. (West Pointe) in Belleville, Illinois, which added $508.8 million in assets (including $255.0 million in loans) and $381.8 million in deposits. Goodwill of $38.6 million and core deposit premium of $14.9 million were recorded in this transaction.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended
	March 31, 2007 vs. 2006
	Change due to
	Average	Average
(In thousands)	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$19,340	$13,545	$32,885
Investment securities:
U.S. government and federal agency securities	(2,844)	468	(2,376)
State and municipal obligations	3,717	414	4,131
Mortgage and asset-backed securities	(1,844)	2,666	822
Other securities	(796)	234	(562)

Total interest on investment securities	(1,767)	3,782	2,015

Federal funds sold and securities purchased under agreements to resell	4,487	1,115	5,602

Total interest income	22,060	18,442	40,502

Interest expense:
Deposits:
Savings	18	5	23
Interest checking and money market	1,080	6,927	8,007
Time open & C.D.’s of less than $100,000	3,796	6,038	9,834
Time open & C.D.’s of $100,000 and over	789	2,937	3,726

Total interest on deposits	5,683	15,907	21,590

Federal funds purchased and securities sold under agreements to repurchase	7,204	5,338	12,542
Other borrowings	(2,019)	(217)	(2,236)

Total interest expense	10,868	21,028	31,896

Net interest income, fully taxable equivalent basis	$11,192	$(2,586)	$8,606

Net interest income for the first quarter of 2007 was $131.5 million, a 6.3%, or $7.7 million, increase over the first quarter of 2006. The increase in net interest income was the result of higher rates earned on loans coupled with loan growth, partially offset by an increase in rates incurred on interest bearing deposits and short-term borrowings. The net interest rate margin was 3.83% for the first quarter of 2007 compared to 3.97% in the first quarter of 2006.

Total interest income increased $39.6 million, or 21.0%, over the first quarter of 2006. The increase was primarily the result of a $1.2 billion increase in average loan balances and a 54 basis point increase in rates earned. The growth in average loans included increases of $445.7 million in business loans and $381.0 million in business real estate and construction loans. Additionally, average personal real estate loans increased $145.2 million and average consumer loans increased $175.0 million. Contributing to the increase in average loan balances were loans of $357.6 million related to the two acquisitions completed in the third quarter of 2006 that were not included in the first quarter 2006 results. The increase in rates earned on loans contributed $13.5 million in tax equivalent income in the first quarter of 2007. The rate increase was a result of rate increases initiated by the Federal Reserve throughout 2005 and 2006. Compared to the first quarter of 2006, securities declined on average $209.4 million as maturities and pay downs were used to fund loan growth and reduce borrowings. Average interest rates earned on the investment securities increased 49 basis points over the first quarter of 2006. The increase in interest rates earned resulted in an increase in tax equivalent interest income from securities of $3.8 million. The average tax equivalent yield on total interest earning assets was 6.61% in the first quarter of 2007 compared to 6.03% in the first quarter of 2006.

Total interest expense increased $31.9 million, or 49.2%, compared to the first quarter of 2006, primarily due to a 66 basis point increase in average rates paid on interest bearing deposits coupled with a $750.7 million, or 7.4%, increase in average balances. Certificates of deposit of less than $100,000 increased $426.9 million in average balances and incurred a 106 basis point increase in the average interest rate, resulting in an increase to interest expense of $9.8 million. The average balance of certificates of deposit of $100,000 and over increased $89.1 million and the average interest rate rose 83 basis points, resulting in an increase in interest expense of $3.7 million. The increase in the average balance of certificates of deposit was a result of various campaigns and strategies to raise deposits to fund loan growth and reduce borrowings. Additionally, a 44 basis point increase in average rates paid on interest checking and money market accounts coupled with a 3.3%, or $221.1 million, increase in average balances resulted in an increase in interest expense of $8.0 million. Average interest bearing deposit balances of $384.3 million related to the two acquisitions completed in third quarter of 2006 contributed to the increases in average balances in deposits. Average balances of federal funds purchased and securities sold under agreements to repurchase increased $742.2 million in the first quarter of 2007 compared to the first quarter of 2006, and incurred a 101 basis point increase in average interest rates, resulting in an increase of $12.5 million in interest expense. Increases in rates incurred on interest bearing liabilities were a result of the rate increases initiated by the Federal Reserve mentioned above. Average rates incurred on all interest bearing liabilities increased to 3.02% in the first quarter of 2007 compared to 2.25% in the first quarter of 2006.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended		Increase
	March 31		(decrease)
(Dollars in thousands)	2007	2006	Amount	Percent

Deposit account charges and other fees	$26,511	$27,497	$(986)	(3.6)%
Bank card transaction fees	23,083	21,708	1,375	6.3
Trust fees	18,653	17,819	834	4.7
Trading accounts profits and commissions	1,861	2,565	(704)	(27.4)
Consumer brokerage services	3,043	2,389	654	27.4
Loan fees and sales	1,285	3,743	(2,458)	(65.7)
Other	9,848	11,324	(1,476)	(13.0)

Total non-interest income	$84,284	$87,045	$(2,761)	(3.2)%

Non-interest income as a % of total revenue*	39.1%	41.3%
Total revenue per full-time equivalent employee	$42.9	$43.3

*	Total revenue is calculated as net interest income plus non-interest income.

For the first quarter of 2007, total non-interest income amounted to $84.3 million compared with $87.0 million in the same quarter last year, which was a decrease of $2.8 million, or 3.2%. The decrease from last year was mainly the result of lower deposit account fees and fewer gains on sales of student loans, partly offset by growth in bank card, trust and brokerage fee income. Deposit account fees in the first quarter of 2007 decreased $986 thousand, or 3.6%, from the same quarter last year. Most of the decline resulted from lower overdraft fees, which decreased $1.1 million due to lower transaction volumes. An increase of $252 thousand in corporate cash management fee income partly offset the overall decline in deposit fees. Bank card fees for the quarter increased $1.4 million, or 6.3%, over the same period last year, primarily resulting from higher fees earned on debit and corporate card transactions, which grew by 10.2% and 18.2%, respectively. Merchant fees, included in bank card revenues, decreased 4.7%, reflecting slightly lower pricing margins and the loss of a large merchant customer last year. Trust fees for the quarter increased $834 thousand, or 4.7%, compared to the same period last year mainly as a result of higher fees on both personal and corporate trust accounts.

Bond trading income decreased $704 thousand, or 27.4%, due to fewer sales of fixed income securities to bank and corporate customers. Consumer brokerage services revenue increased $654 thousand, or 27.4%, mainly due to higher mutual fund commissions. Loan fees and sales revenue decreased $2.5 million, or 65.7%, due to fewer gains on the sales of student loans, which totaled $219 thousand in the first quarter of 2007 compared with $2.7 million in the same period last year. Other non-interest income for the quarter decreased $1.5 million, or 13.0%, due to the receipt in the first quarter of 2006 of $1.2 million in non-recurring income from a parent company equity investment.

Investment Securities Gains, Net

Net securities gains in the first quarter of 2007 amounted to $3.9 million compared with net securities gains of $2.4 million in the same period last year. The current quarter net gains related entirely to fair value adjustments and realized gains and losses on certain private equity investments held by the Company’s majority-owned venture capital subsidiaries. Minority interest pertaining to this income totaled $96 thousand and $763 thousand for the first quarter of 2007 and 2006, respectively, and was reported in other non-interest expense. The decline in minority interest expense occurred because most of the gains during 2007 were recorded by a wholly-owned subsidiary. There were no realized gains or losses on the Company’s available for sale investment securities portfolio in the current quarter.

Non-Interest Expense

	Three Months Ended		Increase
	March 31		(decrease)
(Dollars in thousands)	2007	2006	Amount	Percent

Salaries and employee benefits	$76,900	$71,725	$5,175	7.2%
Net occupancy	11,790	10,977	813	7.4
Equipment	6,433	5,949	484	8.1
Supplies and communication	8,506	8,393	113	1.3
Data processing and software	11,231	12,393	(1,162)	(9.4)
Marketing	4,318	4,318	—	—
Other	17,241	16,206	1,035	6.4

Total non-interest expense	$136,419	$129,961	$6,458	5.0%

Non-interest expense for the first quarter of 2007 amounted to $136.4 million, an increase of $6.5 million, or 5.0%, compared with $130.0 million recorded in the first quarter of last year. Excluding the effects of the West Pointe and Boone acquisitions, completed in the third quarter of 2006 as mentioned above, non-interest expense in the current quarter grew 2.5% over the first quarter of last year. Compared with the first quarter of last year, salaries and benefits expense increased $5.2 million, or 7.2%, mainly due to normal merit increases, higher incentives, and the effects of the bank acquisitions, which contributed $1.3 million during the current quarter. Full-time equivalent employees increased to 5,030 at March 31, 2007 compared to 4,863 at March 31, 2006. Occupancy costs grew $813 thousand, or 7.4%, over the same period last year, mainly as a result of higher seasonal maintenance costs and the effects of bank acquisitions. Equipment expenses increased $484 thousand, or 8.1%, over the same quarter last year due to small equipment and maintenance costs and bank acquisitions. Data processing and software costs decreased $1.2 million, or 9.4%, mainly as a result of lower negotiated fees on bank card transactions and lower outside data processing costs. Other non-interest expense increased $1.0 million, or 6.4%, over the same quarter last year primarily due to additional amortization of $934 thousand recorded on intangible assets resulting from the bank acquisitions.

Provision and Allowance for Loan Losses

	Three Months Ended
(Dollars in thousands)	Mar. 31, 2007	Mar. 31, 2006	Dec. 31, 2006

Provision for loan losses	$8,161	$4,432	$7,970

Net loan charge-offs (recoveries):
Business	704	(1,081)	(126)
Credit card	5,813	3,748	5,131
Personal banking*	1,965	1,649	2,217
Real estate	(501)	(255)	118
Overdrafts	180	350	734

Total net loan charge-offs	$8,161	$4,411	$8,074

Annualized total net charge-offs as a percentage of average loans	.34%	.21%	.33%

*	Includes consumer and home equity loans

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

Net loan charge-offs were $8.2 million in the first three months of 2007, compared to $8.1 million in the fourth quarter of 2006 and $4.4 million in the first quarter of 2006. Total annualized net charge-offs for the first three months of 2007 were .34% of total average loans, compared to .33% in the fourth quarter of 2006 and .21% in the first quarter of 2006. The increase in net charge-offs in the first quarter of 2007 compared to the previous quarter was the result of higher credit card net loan charge-offs, partly offset by slightly lower personal banking net loan charge-offs and a $600 thousand business real estate loan recovery. The lower levels of personal and credit card net loan charge-offs in the first quarter of 2006 were related to the changes in bankruptcy laws occurring late in 2005, resulting in lower loan charge-off results in the first half of 2006.

For the first quarter of 2007, annualized net charge-offs on average credit card loans amounted to 3.72%, compared with 3.33% in the fourth quarter of 2006 and 2.63% in the first quarter of 2006. Personal banking loan net charge-offs amounted to .42% of average personal banking loans this quarter compared to .47% in the fourth quarter of 2006 and .39% in the first quarter of 2006.

The provision for loan losses was $8.2 million in the first three months of 2007, compared to $4.4 million in the same period in 2006 and $8.0 million in the fourth quarter of 2006. The amount of the provision to expense in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. For comparative purposes, the provision in the first quarter of 2007 was $3.7 million higher than in the first quarter of 2006, and $191 thousand higher than the provision in the fourth quarter of 2006. For a similar comparison of net charge-offs, first quarter 2007 was $3.8 million higher than first quarter of 2006, and $87 thousand higher than net charge-offs during the fourth quarter of 2006. The lower provision and net charge-offs in the first quarter of 2006 were greatly influenced by the high volume of bankruptcies experienced in late 2005, as mentioned above.

The allowance for loan losses at March 31, 2007 was $131.7 million, or 1.33% of total outstanding loans compared to $131.7 million, or 1.36%, at December 31, 2006 and $128.5 million, or 1.46%, at March 31, 2006. The increase in the allowance at March 31, 2007 compared to March 31, 2006 resulted from loan loss reserves acquired in the bank acquisitions during the third quarter of 2006. The decrease in the allowance for loan losses as a percentage of total loans resulted from growth in loans outstanding. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2007.

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

	March 31	December 31
(Dollars in thousands)	2007	2006

Non-accrual loans	$17,022	$16,708
Foreclosed real estate	1,034	1,515

Total non-performing assets	$18,056	$18,223

Non-performing assets to total loans	.18%	.18%
Non-performing assets to total assets	.12%	.12%

Loans past due 90 days and still accruing interest	$19,566	$20,376

Non-accrual loans, which are also considered impaired, totaled $17.0 million at March 31, 2007, and increased $314 thousand over December 31, 2006. The slight increase over December 31, 2006 balances resulted from increases of $949 thousand in business and $1.0 million in construction non-accrual loans, partly offset by a decrease of $2.0 million in business real estate non-accrual loans. At March 31, 2007 total non-accrual loans were comprised mainly of business loans (39.7%) and business real estate loans (46.3%).

Total loans past due 90 days or more and still accruing interest amounted to $19.6 million as of March 31, 2007, which was $810 thousand lower than at December 31, 2006. The decrease in the past due totals at March 31, 2007 compared to December 31, 2006 resulted from declines of $1.2 million in personal real estate, $430 thousand in construction real estate and $366 thousand in consumer loan delinquencies, partly offset by increases of $1.1 million in business real estate and $446 thousand in business loan delinquencies.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. These loans totaled $71.5 million at March 31, 2007 compared with $41.9 million at December 31, 2006 and $46.5 million at March 31, 2006. The increase in these loans at March 31, 2007 resulted primarily from a deterioration in the credit grade of several borrowers in the business and construction loan categories.

Income Taxes

Income tax expense was $23.6 million in the first quarter of 2007, compared to $25.7 million in the fourth quarter of 2006 and $25.8 million in the first quarter of 2006. The effective income tax rate on income from operations was 31.4% in the first quarter of 2007, compared with 31.1% in the fourth quarter of 2006 and 32.8% in the first quarter of 2006. The effective tax rate was lower in the first quarter of 2007 compared to the same period in 2006 due to interest earned on higher average balances in tax exempt state and municipal investment securities, coupled with higher levels of income from the Company’s real estate investment trust subsidiaries, which are not taxable in some states.

Financial Condition

Balance Sheet

Total assets of the Company were $15.2 billion at both March 31, 2007 and December 31, 2006. Earning assets amounted to $14.1 billion at March 31, 2007 and $14.0 billion at December 31, 2006. At March 31, 2007, earning assets consisted of 73% in loans and 23% in investment securities.

During the first quarter of 2007, average loans increased $285.5 million, or 2.9%, compared with the fourth quarter of 2006, and were up $1.2 billion, or 12.9%, compared to the first quarter of 2006. Included in the current quarter were loans totaling $357.6 million relating to two bank acquisitions that were completed in the third quarter of 2006 and were not in previous year’s first quarter results. Compared to the fourth quarter of 2006, average business (includes commercial, lease and tax-free) and construction loans grew by $182.2 million and $18.8 million, respectively, as a result of both new business and additional borrowings from existing customers. Seasonal lending to grain elevator customers increased as a result of higher commodity prices (mainly corn) which required higher borrowings. Average consumer loans increased $51.4 million and average credit card loans increased by $21.4 million. Average student loans increased $35.9 million due to seasonal borrowing activity. Declines of $13.4 million, $1.7 million and $8.0 million occurred in business real estate, personal real estate, and home equity loans.

Available for sale investment securities, excluding fair value adjustments, decreased on average $111.1 million, or 3.2%, this quarter compared with the previous quarter, and decreased $202.4 million, or 5.7%, compared with the first quarter of 2006. Investment securities continue to decrease as maturities and principal pay downs are used to fund loan growth. Purchases of available for sale investment securities during the current quarter totaled $119.1 million, and consisted of $78.5 million in federal agency securities, $21.1 million in municipal obligations and $20.0 million in mortgage-backed securities. There were no available for sale securities sold during the current quarter.

Total average deposits grew by $70.6 million, or .6%, during the first quarter of 2007 compared to the fourth quarter of last year, and were up $773.0 million, or 7.2%, compared to the same period last year. Included in the current quarter were average deposits of $432.2 million relating to the two bank acquisitions that were completed in the third quarter of 2006. Compared to the fourth quarter of last year, the growth in average deposits resulted from increases in money market accounts of $33.4 million and certificates of deposit of $98.8 million, partly offset by reductions in business demand accounts of $47.4 million and interest checking accounts of $14.0 million.

During the first quarter of 2007, average borrowings increased $122.2 million, or 6.4%, over the fourth quarter of last year, primarily due to an increase in federal funds purchased of $251.1 million, partly offset by a reduction in repurchase agreement liabilities of $74.8 million and a decline in borrowings from the Federal Home Loan Bank of $53.8 million.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $466.8 million at March 31, 2007. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $3.2 billion at March 31, 2007, and included an unrealized net gain of $27.1 million. The portfolio includes maturities of approximately $648 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve.

At March 31, 2007, total investment securities pledged for these purposes comprised 59% of the total investment portfolio, leaving $1.4 billion of unpledged securities.

	March 31	March 31	December 31
(In thousands)	2007	2006	2006

Liquid assets:
Federal funds sold	$12,734	$64,385	$28,794
Securities purchased under agreements to resell	454,076	25,000	499,022
Available for sale investment securities	3,243,687	3,401,823	3,415,440

Total	$3,710,497	$3,491,208	$3,943,256

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2007, such deposits totaled $8.2 billion and represented 68.4% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.4 billion at March 31, 2007. These accounts are normally considered more volatile and higher costing, but comprise just 12.1% of total deposits at March 31, 2007.

	March 31	March 31	December 31
(In thousands)	2007	2006	2006

Core deposit base:
Non-interest bearing demand	$1,354,160	$1,418,387	$1,312,400
Interest checking	455,502	464,597	542,797
Savings and money market	6,348,895	5,985,234	6,336,250

Total	$8,158,557	$7,868,218	$8,191,447

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.6 billion at March 31, 2007. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $525.8 million at March 31, 2007, and structured repurchase agreements of $500.0 million purchased in the third quarter of 2006 from an upstream financial institution. The Company’s long-term debt is relatively small compared to the Company’s overall liability position. It is comprised mainly of advances from the Federal Home Loan Bank of Des Moines (FHLB), which totaled $13.6 million at March 31, 2007. Most of these advances have fixed rates and mature in 2007 and 2008. The Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Other outstanding long-term borrowings relate mainly to the Company’s leasing and venture capital operations.

	March 31	March 31	December 31
(In thousands)	2007	2006	2006

Borrowings:
Federal funds purchased	$608,122	$438,879	$715,475
Securities sold under agreements to repurchase	1,025,762	463,044	1,055,807
FHLB advances	13,625	241,733	28,215
Subordinated debentures	14,310	4,000	14,310
Other long-term debt	11,300	12,789	11,409
Other short-term debt	—	94	—

Total	$1,673,119	$1,160,539	$1,825,216

In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound short-term commercial paper ratings of A-1 from Standard & Poor’s and P-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $290.7 million in loans and $327.3 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.

Cash and cash equivalents (defined as “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying balance sheets) was $985.9 million at March 31, 2007 compared to $1.2 billion at December 31, 2006. The $168.4 million decline resulted from changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for March 31, 2007. The cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first quarter of 2007, operating activities provided cash of $599 thousand. The cash provided by net income was largely offset by an $84.5 million increase in the held for sale loan inventory, resulting from fewer sales of student loans compared to loan originations during the period. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities and changes in the level of the loan portfolio, used cash of $60.2 million. Most of the cash outflow was due to a $230.2 million increase in the loan portfolio and $127.2 million in purchases of investment securities, partly offset by $309.0 million in proceeds from sales and maturities of investment securities. Financing activities used cash of $108.8 million, mainly due to a $137.4 million decrease in overnight borrowings. In addition, cash of $47.3 million was required by the Company’s treasury stock repurchase program. These cash outflows were partly offset by a $99.1 million increase in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for Well-
	March 31	December 31	Capitalized
(Dollars in thousands)	2007	2006	Banks

Risk-adjusted assets	$12,172,018	$11,959,757
Tier I capital	1,343,641	1,345,378
Total capital	1,500,446	1,502,386
Tier I capital ratio	11.04%	11.25%	6.00%
Total capital ratio	12.33%	12.56%	10.00%
Leverage ratio	8.94%	9.05%	5.00%

The Company maintains a treasury stock buyback program, and in February 2007 was authorized by the Board of Directors to repurchase up to 4,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various stock compensation programs. During the quarter ended March 31, 2007 the Company purchased 950,121 shares of treasury stock at an average cost of $49.81 per share. At March 31, 2007, 3,277,419 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.250 in the first quarter of 2007, an increase of 7.3% compared to the fourth quarter of 2006, making 2007 the 39th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2007 totaled $7.7 billion (including approximately $3.8 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $465.3 million and $27.0 million, respectively, at March 31, 2007. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $5.7 million at March 31, 2007. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During the first three months of 2007, purchases and sales of tax credits amounted to $7.2 million and $7.6 million, respectively, and at March 31, 2007, outstanding purchase commitments totaled $90.1 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets, amounting to $2.4 million at March 31, 2007. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.0 million at March 31, 2007.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2007 and 2006. Please refer to Note 10 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Three Months Ended
	March 31		Increase (decrease)
(Dollars in thousands)	2007	2006	Amount	Percent

Consumer	$55,432	$55,113	$319	.6%
Commercial	36,056	34,614	1,442	4.2
Money management	7,951	8,598	(647)	(7.5)

Total segments	99,439	98,325	1,114	1.1
Other/elimination	(24,361)	(19,535)	(4,826)	(24.7)

Income before income taxes	$75,078	$78,790	$(3,712)	(4.7)%

For the three months ended March 31, 2007, income before income taxes for the Consumer segment increased $319 thousand, or .6%, over the first quarter of 2006. The relatively flat growth was due to an $8.9 million, or 10.0%, increase in net interest income, which was offset by a $2.9 million decrease in non-interest income and a $3.4 million increase in non-interest expense. The increase in net interest income resulted mainly from an $18.9 million increase in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolios and higher loan interest income of $10.8 million, which was offset by growth of $20.8 million in deposit interest expense. The rising interest rate environment assigns a greater value, and thus income, to customer deposits in this segment. The decrease in non-interest income resulted mainly from decreases in deposit account fees (mainly overdraft and return items charges) and gains on student loan sales, partly offset by increases in bank card fee income (primarily debit card). Non-interest expense grew $3.4 million, or 4.7%, over the previous year due to higher salaries expense, supplies and data network expense, miscellaneous operating losses and corporate management fees. These increases were partly offset by a decline in bank card transaction fees. Net loan charge-offs increased $2.3 million over the first quarter of 2006, mainly on bank card, marine and recreational vehicle loans.

For the three months ended March 31, 2007, income before taxes for the Commercial segment increased $1.4 million, or 4.2%, compared to the same period in the previous year. Most of the increase was due to a $5.8 million, or 11.6%, increase in net interest income and an $899 thousand increase in non-interest income. Included in net interest income were higher allocated funding credits, which increased for the same reasons as mentioned in the Consumer segment above. Also, while interest on loans grew by $22.2 million, this growth was offset by higher assigned funding costs. Non-interest income increased by 4.7% over the previous year due to higher overdraft fees, cash management fees, and bank card fees (mainly corporate card). These increases were partly offset by lower gains on terminations and sales of equipment leases. Non-interest expense increased $3.8 million, or 10.6%, largely due to higher salaries expense, deposit account processing fees, and corporate management fees. Net loan charge-offs were $221 thousand in the first three months of 2007, compared to net recoveries of $1.2 million in the first three months of 2006.

Money Management segment pre-tax profitability for the three months ended March 31, 2007 declined $647 thousand, or 7.5%, from the previous year mainly due to lower net interest income and higher non-interest expense. Net interest income was down $422 thousand, or 16.1%, due to a $5.4 million increase in net funding costs assigned to the segment’s short-term investments and borrowings and an increase of $1.2 million in interest expense on repurchase agreements, partly offset by a $6.2 million increase in interest income on resale agreements. Non-interest income increased $219 thousand over the prior year due to higher trust fee income, partly offset by lower bond trading income. Non-interest expense increased $444 thousand mainly due to higher salaries expense and corporate management fees.

Impact of Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The Statement permits fair value remeasurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments. For calendar year companies, the Statement was effective for all financial instruments acquired or issued after January 1, 2007. The Company’s holdings of instruments that are subject to the provisions of this Statement are not material, and, accordingly, its adoption of the Statement did not affect its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. The Statement specifies under what situations servicing assets and servicing liabilities must be recognized. It requires these assets and liabilities to be initially measured at fair value and specifies acceptable measurement methods subsequent to their recognition. Separate presentation in the financial statements and additional disclosures are also required. For calendar year companies, the Statement was effective beginning January 1, 2007. The Company’s adoption of the Statement did not result in the recognition of any additional servicing assets or liabilities, or a change in its measurement methods.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, which prescribes the recognition threshold and measurement attribute necessary for recognition in the financial statements of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting, disclosure, and transition requirements. As a result of the Company’s adoption of FIN 48, additional income tax benefits of $446 thousand were recognized as of January 1, 2007 as an increase to equity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It does not require any new fair value measurements. For calendar year companies who do not adopt early, the Statement is effective beginning January 1, 2008. The Company does not expect that its adoption of the Statement in 2008 will have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. For calendar year companies who do not adopt early, the Statement is effective beginning January 1, 2008. The Company does not expect that its adoption of the Statement in 2008 will have a material effect on its consolidated financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended March 31, 2007 and 2006

	First Quarter 2007			First Quarter 2006
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,988,157	$50,580	6.86%	$2,542,482	$39,085	6.23%
Real estate – construction	646,396	12,165	7.63	441,489	7,624	7.00
Real estate – business	2,147,329	37,255	7.04	1,971,197	31,617	6.50
Real estate – personal	1,503,649	22,080	5.96	1,358,445	18,630	5.56
Consumer	1,463,383	26,215	7.27	1,288,378	21,545	6.78
Home equity	435,291	8,358	7.79	447,188	7,966	7.22
Student	336,233	5,878	7.09	359,961	5,177	5.83
Credit card	632,945	20,574	13.18	577,537	18,576	13.04
Overdrafts	12,300	—	—	20,114	—	—

Total loans, including held for sale	10,165,683	183,105	7.30	9,006,791	150,220	6.76

Investment securities:
U.S. government & federal agency	462,615	4,548	3.99	784,754	6,924	3.58
State & municipal obligations(A)	606,699	6,930	4.63	260,162	2,799	4.36
Mortgage and asset-backed securities	2,118,942	25,116	4.81	2,292,834	24,294	4.30
Trading securities	18,555	210	4.59	19,012	194	4.15
Other marketable securities(A)	140,903	2,102	6.05	193,850	2,496	5.22
Non-marketable securities	77,513	1,246	6.52	84,007	1,430	6.90

Total investment securities	3,425,227	40,152	4.75	3,634,619	38,137	4.26

Federal funds sold and securities purchased under agreements to resell	556,370	7,225	5.27	141,750	1,623	4.64

Total interest earning assets	14,147,280	230,482	6.61	12,783,160	189,980	6.03

Less allowance for loan losses	(131,326)			(128,433)
Unrealized gain (loss) on investment securities	19,334			(8,744)
Cash and due from banks	460,686			480,609
Land, buildings and equipment, net	390,519			371,538
Other assets	287,340			208,123

Total assets	$15,173,833			$13,706,253

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$397,406	532	.54	$383,869	509	.54
Interest checking and money market	6,881,623	27,105	1.60	6,660,495	19,098	1.16
Time open & C.D.’s of less than $100,000	2,308,183	26,565	4.67	1,881,277	16,731	3.61
Time open & C.D.’s of $100,000 and over	1,375,250	16,913	4.99	1,286,151	13,187	4.16

Total interest bearing deposits	10,962,462	71,115	2.63	10,211,792	49,525	1.97

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,969,041	25,123	5.17	1,226,822	12,581	4.16
Other borrowings(B)	50,432	550	4.42	260,580	2,786	4.34

Total borrowings	2,019,473	25,673	5.16	1,487,402	15,367	4.19

Total interest bearing liabilities	12,981,935	96,788	3.02%	11,699,194	64,892	2.25%

Non-interest bearing demand deposits	619,858			597,492
Other liabilities	122,494			79,233
Stockholders’ equity	1,449,546			1,330,334

Total liabilities and equity	$15,173,833			$13,706,253

Net interest margin (T/E)		$133,694			$125,088

Net yield on interest earning assets			3.83%			3.97%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in the Company’s 2006 Annual Report on Form 10-K.

The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2007		March 31, 2006		December 31, 2006
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(5.4)	(1.01)%	$(2.6)	(.52)%	$(4.3)	(.80)%
100 basis points rising	(3.2)	(.60)	(.2)	(.04)	(.9)	(.17)
100 basis points falling	(.2)	(.03)	(1.5)	(.29)	(.6)	(.10)
200 basis points falling	(.6)	(.10)	(4.9)	(.96)	(.7)	(.13)

The table reflects an increase in the exposure of the Company’s net interest income to rising rates during the first quarter of 2007. As of March 31, 2007, under a 200 basis point rising rate scenario, net interest income is expected to decrease by $5.4 million, compared with a decline of $4.3 million at December 31, 2006 and a decline of $2.6 million at March 31, 2006. Under a 100 basis point increase, as of March 31, 2007 net interest income is expected to decline $3.2 million compared with declines of $900 thousand at December 31, 2006 and $200 thousand at March 31, 2006. The Company’s exposure to declining rates during the current quarter remained relatively unchanged from the prior quarter, as under a 100 basis point falling rate scenario net interest income would decrease by $200 thousand compared with a $600 thousand decline in the previous quarter, while under a 200 basis point decline, net interest income would decline by $600 thousand compared with $700 thousand in the prior quarter.

As shown in the table above, the Company’s interest rate simulations for this quarter reflect slightly greater risk to rising interest rates when compared to the previous quarters. This is partly the result of the addition of commercial and consumer loans, which in part have fixed rates. Also, while the overall balance of investment securities has declined, the Company continued to add fixed rate agency and municipal investments to the portfolio. In addition, the Company increased its average balance of short-term borrowings this quarter, mainly in federal funds purchased, which are variably priced. The same factors which increase interest rate risk in a rising rate environment also reduce risk in a falling rate environment. However, the risk to falling interest rates has improved slightly during the current quarter as a result of the increase in federal funds purchased and a $500.0 million structured repurchase agreement, containing an embedded floor to hedge against a reduction in rates, which was purchased in the third quarter of 2006. The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program

January 1 – 31, 2007	227,540	$48.67	227,540	1,155,575
February 1 – 28, 2007	558,140	$50.49	558,140	3,441,860
March 1 – 31, 2007	164,441	$49.08	164,441	3,277,419

Total	950,121	$49.81	950,121	3,277,419

In February 2007, the Board of Directors approved the purchase of up to 4,000,000 shares of the Company’s common stock. At March 31, 2007, 3,277,419 shares remain available to be purchased under the current authorization.

Item 6.	EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President & Secretary

Date: May 8, 2007

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 8, 2007

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002