Form 10-Q
period 2007-06-30
COMMERCE BANCSHARES INC /MO/
filed 2007-08-07
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes    No  X

As of August 1, 2007, the registrant had outstanding 68,654,787 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2007	2006

	(Unaudited)
	(In thousands)

ASSETS
Loans, net of unearned income	$10,225,921	$9,681,520
Allowance for loan losses	(132,960)	(131,730)

Net loans	10,092,961	9,549,790

Loans held for sale	258,563	278,598
Investment securities:
Available for sale ($526,509,000 pledged in 2007 and $526,430,000 pledged in 2006 to secure structured repurchase agreements)	3,129,310	3,415,440
Trading	19,600	6,676
Non-marketable	92,213	74,207

Total investment securities	3,241,123	3,496,323

Federal funds sold and securities purchased under agreements to resell	566,145	527,816
Cash and due from banks	497,909	626,500
Land, buildings and equipment, net	397,108	386,095
Goodwill	110,705	97,643
Other intangible assets, net	18,052	19,633
Other assets	336,805	247,951

Total assets	$15,519,371	$15,230,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,271,730	$1,312,400
Savings, interest checking and money market	6,910,086	6,879,047
Time open and C.D.’s of less than $100,000	2,363,580	2,302,567
Time open and C.D.’s of $100,000 and over	1,516,326	1,250,840

Total deposits	12,061,722	11,744,854

Federal funds purchased and securities sold under agreements to repurchase	1,494,604	1,771,282
Other borrowings	346,137	53,934
Other liabilities	159,221	218,165

Total liabilities	14,061,684	13,788,235

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 70,465,922 shares	352,330	352,330
Capital surplus	422,189	427,421
Retained earnings	756,014	683,176
Treasury stock of 1,367,512 shares in 2007 and 422,468 shares in 2006, at cost	(65,904)	(20,613)
Accumulated other comprehensive loss	(6,942)	(200)

Total stockholders’ equity	1,457,687	1,442,114

Total liabilities and stockholders’ equity	$15,519,371	$15,230,349

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(In thousands, except per share data)	2007	2006	2007	2006

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$183,736	$155,672	$360,279	$300,285
Interest and fees on loans held for sale	6,185	5,516	12,265	10,777
Interest on investment securities	36,370	36,261	74,789	73,391
Interest on federal funds sold and securities purchased under agreements to resell	6,517	1,801	13,742	3,424

Total interest income	232,808	199,250	461,075	387,877

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	29,812	23,002	57,449	42,609
Time open and C.D.’s of less than $100,000	27,671	19,448	54,236	36,179
Time open and C.D.’s of $100,000 and over	19,566	13,906	36,479	27,093
Interest on federal funds purchased and securities sold under agreements to repurchase	18,621	14,024	43,744	26,605
Interest on other borrowings	3,274	2,391	3,824	5,177

Total interest expense	98,944	72,771	195,732	137,663

Net interest income	133,864	126,479	265,343	250,214
Provision for loan losses	9,054	5,672	17,215	10,104

Net interest income after provision for loan losses	124,810	120,807	248,128	240,110

NON-INTEREST INCOME
Deposit account charges and other fees	30,081	28,910	56,592	56,407
Bank card transaction fees	25,855	23,558	48,938	45,266
Trust fees	19,972	17,992	38,625	35,811
Trading account profits and commissions	1,440	2,010	3,301	4,575
Consumer brokerage services	3,332	2,771	6,375	5,160
Loan fees and sales	2,712	2,745	3,997	6,488
Other	10,667	10,193	20,515	21,517

Total non-interest income	94,059	88,179	178,343	175,224

INVESTMENT SECURITIES GAINS (LOSSES), NET	(493)	3,284	3,402	5,687

NON-INTEREST EXPENSE
Salaries and employee benefits	76,123	71,239	153,023	142,964
Net occupancy	10,843	10,230	22,633	21,207
Equipment	5,681	6,071	12,114	12,020
Supplies and communication	8,586	7,872	17,092	16,265
Data processing and software	12,149	12,631	23,380	25,024
Marketing	4,859	4,657	9,177	8,975
Other	18,108	16,850	35,349	33,056

Total non-interest expense	136,349	129,550	272,768	259,511

Income before income taxes	82,027	82,720	157,105	161,510
Less income taxes	26,453	27,387	50,035	53,233

NET INCOME	$55,574	$55,333	$107,070	$108,277

Net income per share – basic	$.80	$.79	$1.54	$1.54
Net income per share – diluted	$.79	$.78	$1.52	$1.52

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

	(Unaudited)

Balance January 1, 2007	$352,330	$427,421	$683,176	$(20,613)	$(200)	$1,442,114

Net income			107,070			107,070
Change in unrealized gain (loss) on available for sale securities, net of tax					(6,971)	(6,971)
Amortization of pension loss, net of tax					229	229

Total comprehensive income						100,328

Purchase of treasury stock				(91,584)		(91,584)
Issuance of stock under purchase and equity compensation plans		(7,197)		16,005		8,808
Net tax benefit related to equity compensation plans		1,644				1,644
Stock based compensation		2,995				2,995
Issuance of nonvested stock awards		(2,371)		2,371		—
Cash dividends paid ($.500 per share)			(34,678)			(34,678)
Issuance in South Tulsa Financial Corp. acquisition		(303)		27,917		27,614
Adoption of FIN 48			446			446

Balance June 30, 2007	$352,330	$422,189	$756,014	$(65,904)	$(6,942)	$1,457,687

Balance January 1, 2006	$347,049	$388,552	$693,021	$(86,901)	$(3,883)	$1,337,838

Net income			108,277			108,277
Change in unrealized gain (loss) on available for sale securities, net of tax					(13,548)	(13,548)

Total comprehensive income						94,729

Purchase of treasury stock				(75,773)		(75,773)
Issuance of stock under purchase and equity compensation plans		(4,943)		9,408		4,465
Net tax benefit related to equity compensation plans		747				747
Stock based compensation		2,079				2,079
Issuance of nonvested stock awards		(1,077)		1,077		—
Cash dividends paid ($.467 per share)			(32,690)			(32,690)

Balance June 30, 2006	$347,049	$385,358	$768,608	$(152,189)	$(17,431)	$1,331,395

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30
(In thousands)	2007	2006

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$107,070	$108,277
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,215	10,104
Provision for depreciation and amortization	25,849	23,219
Amortization of investment security premiums, net	3,911	6,209
Investment securities gains, net(A)	(3,402)	(5,687)
Net gains on sales of loans held for sale	(2,373)	(4,889)
Originations of loans held for sale	(184,214)	(166,857)
Proceeds from sales of loans held for sale	206,446	242,192
Net (increase) decrease in trading securities, including amounts in the course of settlement	(55,015)	2,156
Stock based compensation	2,995	2,079
(Increase) decrease in interest receivable	1,465	(1,574)
Increase in interest payable	3,730	9,897
Increase in income taxes payable	1,918	8,691
Net tax benefit related to equity compensation plans	(1,644)	(747)
Other changes, net	(11,262)	6,213

Net cash provided by operating activities	112,689	239,283

INVESTING ACTIVITIES:
Net cash and cash equivalents received in acquisition	10,771	—
Proceeds from sales of investment securities(A)	5,541	17,528
Proceeds from maturities/pay downs of investment securities(A)	582,224	562,754
Purchases of investment securities(A)	(350,874)	(277,268)
Net increase in loans	(446,888)	(561,317)
Purchases of land, buildings and equipment	(29,170)	(16,614)
Sales of land, buildings and equipment	2,619	1,690

Net cash used in investing activities	(225,777)	(273,227)

FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings, interest checking and money market deposits	(157,462)	(87,709)
Net increase in time open and C.D.’s	291,226	314,937
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(276,678)	260,084
Additional long-term borrowings	300,000	—
Repayment of long-term borrowings	(18,450)	(124,390)
Purchases of treasury stock	(91,584)	(75,773)
Issuance of stock under stock purchase and equity compensation plans	8,808	4,465
Net tax benefit related to equity compensation plans	1,644	747
Cash dividends paid on common stock	(34,678)	(32,690)

Net cash provided by financing activities	22,826	259,671

Increase (decrease) in cash and cash equivalents	(90,262)	225,727
Cash and cash equivalents at beginning of year	1,154,316	674,135

Cash and cash equivalents at June 30	$1,064,054	$899,862

(A) Available for sale and non-marketable securities

Income tax payments, net of refunds	$46,942	$44,460
Interest paid on deposits and borrowings	$191,764	$127,766

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2006 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2006 Annual Report on Form 10-K.

2. Acquisitions

The Company completed its previously announced acquisition of South Tulsa Financial Corporation (South Tulsa) on April 1, 2007, and South Tulsa’s results of operations were included in the Company’s consolidated financial results beginning on that date. In this transaction, the Company acquired the outstanding stock of South Tulsa and issued 561,951 shares of Company stock valued at $27.6 million. The valuation of Company stock was based on the average closing price of Company stock during the measurement period of March 21 through March 27. The Company’s acquisition of South Tulsa added $114.7 million in loans, $103.9 million in deposits and two branch locations in Tulsa, Oklahoma. Intangible assets recognized as a result of the transaction consisted of approximately $11.4 million in goodwill and $2.7 million in core deposit premium.

On July 1, 2007, the Company completed its previously announced acquisition of Commerce Bank in Denver, Colorado. In this transaction, the Company acquired the outstanding stock of Commerce Bank for $29.5 million in cash. The acquisition added $74.5 million in loans, $72.2 million in deposits and the Company’s first location in Colorado. Intangible assets recognized as a result of the transaction consisted primarily of goodwill and core deposit premium of approximately $21.3 million.

3. Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at June 30, 2007 and December 31, 2006 are as follows.

	June 30	December 31
(In thousands)	2007	2006

Business	$3,080,804	$2,860,692
Real estate – construction	712,206	658,148
Real estate – business	2,187,301	2,148,195
Real estate – personal	1,533,943	1,478,669
Consumer	1,567,897	1,435,038
Home equity	442,294	441,851
Credit card	675,953	648,326
Overdrafts	25,523	10,601

Total loans	$10,225,921	$9,681,520

Included in the table above are impaired loans amounting to $37,076,000 at June 30, 2007 and $18,236,000 at December 31, 2006. Impaired loans include loans on non-accrual status and other loans classified as substandard and more than 60 days past due. Loans acquired in the South Tulsa transaction with evidence of a deterioration in credit quality were not material to the consolidated financial statements of the Company. Accordingly, the provisions of AICPA Statement of Position 03-3, which require special accounting for such loans, were not applied.

In addition to its basic portfolio, the Company originates other held for sale loans which it intends to sell in secondary markets. Loans held for sale amounted to $258,563,000 at June 30, 2007 compared to $278,598,000 at December 31, 2006. These loans consist mainly of student loans, amounting to $247,353,000 at June 30, 2007, in addition to $11,210,000 of certain fixed rate residential mortgage loans.

The following is a summary of the allowance for loan losses.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2007	2006	2007	2006

Balance, beginning of period	$131,730	$128,468	$131,730	$128,447

Additions:
Allowance for loan losses of acquired bank	1,228	—	1,228	—
Provision for loan losses	9,054	5,672	17,215	10,104

Total additions	10,282	5,672	18,443	10,104

Deductions:
Loan losses	13,888	9,223	26,281	18,569
Less recoveries on loans	4,836	3,529	9,068	8,464

Net loan losses	9,052	5,694	17,213	10,105

Balance, June 30	$132,960	$128,446	$132,960	$128,446

4. Investment Securities

Investment securities, at fair value, consist of the following at June 30, 2007 and December 31, 2006.

	June 30	December 31
(In thousands)	2007	2006

Available for sale:
U.S. government and federal agency obligations	$9,754	$9,651
Government-sponsored enterprise obligations	380,430	464,567
State and municipal obligations	592,541	594,824
Mortgage-backed securities	1,732,541	1,782,443
Other asset-backed securities	233,727	354,465
Other debt securities	23,379	36,009
Equity securities	156,938	173,481

Total available for sale	3,129,310	3,415,440

Trading	19,600	6,676
Non-marketable	92,213	74,207

Total investment securities	$3,241,123	$3,496,323

Available for sale equity securities included short-term investments in money market mutual funds of $40,660,000 at June 30, 2007 and $59,973,000 at December 31, 2006. Equity securities also included common and preferred stock held by the Parent with a fair value of $95,392,000 at June 30, 2007 and $107,840,000 at December 31, 2006.

Non-marketable securities included Federal Home Loan Bank stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $49,165,000 and $35,592,000 at June 30, 2007 and December 31, 2006, respectively. Also included were venture capital and private equity investments, which amounted to $42,968,000 and $38,548,000 at June 30, 2007 and December 31, 2006, respectively. During the first six months of 2007 and 2006, net gains of $3,328,000 and $5,003,000, respectively, were recognized on venture capital and private equity investments. The net gains consisted of both realized gains and losses and fair value adjustments.

At June 30, 2007, securities carried at $2.0 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $526.5 million, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $1.5 billion at June 30, 2007.

5. Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$20,162	$(2,831)	$17,331	$19,920	$(1,093)	$18,827
Mortgage servicing rights	1,338	(617)	721	1,338	(532)	806

Total	$21,500	$(3,448)	$18,052	$21,258	$(1,625)	$19,633

Aggregate amortization expense on intangible assets was $887,000 and $3,000, respectively, for the three month periods ended June 30, 2007 and 2006, and $1,823,000 and $4,000 for the six month periods ended June 30, 2007 and 2006. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of June 30, 2007. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, pre-payment rates and other market conditions.

(In thousands)

2007	$3,611
2008	3,316
2009	2,896
2010	2,480
2011	2,067

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2007 are as follows. Additional intangible assets were acquired in the South Tulsa transaction, and adjustments were recorded to intangible assets acquired in prior years, mainly due to the finalization of core deposit premium valuation analyses.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at December 31, 2006	$97,643	$18,827	$806

Current year acquisition	11,364	2,732	—
Adjustments to prior year acquisitions	1,698	(2,490)	—
Amortization	—	(1,738)	(85)

Balance at June 30, 2007	$110,705	$17,331	$721

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees to be received from the customer over the life of the agreement. At June 30, 2007 that net liability was $5,522,000, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $466,297,000 at June 30, 2007.

The Company guarantees payments to holders of certain trust preferred securities issued by wholly owned grantor trusts. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4,000,000, are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust  I, amounting to $10,000,000, are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate based on LIBOR, which resets on a quarterly basis. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was estimated to be approximately $44,793,000 at June 30, 2007. At June 30, 2007, the Company had a recorded liability of $14,179,000 in principal and accrued interest to date, representing amounts owed to the security holders.

In 2007, the Company entered into a risk participation agreement (RPA) with another financial institution which mitigates that institution’s credit risk arising from an interest rate swap with a third party. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. The Company’s exposure is based on a notional amount of $9,934,000. At inception, the Company recorded a liability which represented the fair value of the RPA, which is being accreted to income over the seven year term of the RPA, given no adverse change in the third party’s creditworthiness. At June 30, 2007 the liability was $68,000. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swap at the time of default. If an event of default had occurred at June 30, 2007, the Company would not have been required to make a payment.

7. Pension

The amount of net pension cost (income) is as follows:

			For the Six
			Months Ended
	For the Three Months Ended June 30		June 30
(In thousands)	2007	2006	2007	2006

Service cost – benefits earned during the period	$247	$276	$495	$552
Interest cost on projected benefit obligation	1,146	1,191	2,291	2,382
Expected return on plan assets	(1,705)	(1,800)	(3,410)	(3,600)
Amortization of unrecognized net loss	185	257	370	515

Net periodic pension cost (income)	$(127)	$(76)	$(254)	$(151)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first six months of 2007, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2007. The higher income recognized for the defined benefit pension plan in the three and six month periods ended June 30, 2007 compared to the same periods in 2006 was primarily due to the greater than expected return on plan assets for the year ended September 30, 2006 (the valuation date).

Recently issued accounting pronouncements required the Company to reflect the funded status of its defined benefit pension plan on its consolidated balance sheet at December 31, 2006. Accordingly, the Company recorded a pre-tax reduction in accumulated other comprehensive income of $17,532,000, consisting of accumulated net loss, on that date. During the first six months of 2007, $370,000 of accumulated net loss was recognized as a component of net periodic benefit cost, as shown above, and as an increase in other comprehensive income.

8. Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30		June 30
(In thousands, except per share data)	2007	2006	2007	2006

Basic earnings per share:
Net income available to common shareholders	$55,574	$55,333	$107,070	$108,277

Weighted average basic common shares outstanding	69,285	69,879	69,457	70,108
Basic earnings per share	$.80	$.79	$1.54	$1.54

Diluted earnings per share:
Net income available to common shareholders	$55,574	$55,333	$107,070	$108,277

Weighted average common shares outstanding	69,285	69,879	69,457	70,108
Net effect of nonvested stock and the assumed exercise of stock-based awards — based on the treasury stock method using the average market price for the respective periods	782	954	822	969

Weighted average diluted common shares outstanding	70,067	70,833	70,279	71,077

Diluted earnings per share	$.79	$.78	$1.52	$1.52

9. Other Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) consist of the unrealized holding gains and losses on available for sale investment securities and the amortization of accumulated pension loss which has been recognized in net periodic benefit cost.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30		June 30
(In thousands)	2007	2006	2007	2006

Available for sale investment securities:
Unrealized holding gains (losses)	$(21,106)	$(5,109)	$(11,135)	$(21,851)
Reclassification adjustment for gains included in net income	(77)	—	(75)	—

Net unrealized gains (losses) on securities	(21,183)	(5,109)	(11,210)	(21,851)
Income tax expense (benefit)	(8,050)	(1,941)	(4,239)	(8,303)

Holding gains (losses) on investment securities	(13,133)	(3,168)	(6,971)	(13,548)

Prepaid pension cost:
Amortization of accumulated pension loss	185	—	370	—
Income tax expense (benefit)	(71)	—	(141)	—

Accumulated pension loss	114	—	229	—

Other comprehensive income (loss)	$(13,019)	$(3,168)	$(6,742)	$(13,548)

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended June 30, 2007:
Net interest income	$98,450	$55,629	$2,566	$156,645	$(22,781)	$133,864
Provision for loan losses	8,028	1,040	—	9,068	(14)	9,054
Non-interest income	48,194	20,908	22,661	91,763	2,296	94,059
Investment securities losses, net	—	—	—	—	(493)	(493)
Non-interest expense	76,636	39,198	15,401	131,235	5,114	136,349

Income before income taxes	$61,980	$36,299	$9,826	$108,105	$(26,078)	$82,027

Three Months Ended June 30, 2006:
Net interest income	$93,255	$51,662	$2,410	$147,327	$(20,848)	$126,479
Provision for loan losses	5,320	393	—	5,713	(41)	5,672
Non-interest income	45,738	19,444	21,169	86,351	1,828	88,179
Investment securities gains, net	—	—	—	—	3,284	3,284
Non-interest expense	71,934	36,397	14,938	123,269	6,281	129,550

Income before income taxes	$61,739	$34,316	$8,641	$104,696	$(21,976)	$82,720

Six Months Ended June 30, 2007:
Net interest income	$195,736	$111,087	$4,768	$311,591	$(46,248)	$265,343
Provision for loan losses	15,925	1,261	—	17,186	29	17,215
Non-interest income	88,744	40,976	44,566	174,286	4,057	178,343
Investment securities gains, net	—	—	—	—	3,402	3,402
Non-interest expense	151,135	78,448	31,557	261,140	11,628	272,768

Income before income taxes	$117,420	$72,354	$17,777	$207,551	$(50,446)	$157,105

Six Months Ended June 30, 2006:
Net interest income	$181,664	$101,344	$5,034	$288,042	$(37,828)	$250,214
Provision for loan losses	10,967	(854)	—	10,113	(9)	10,104
Non-interest income	89,219	38,613	42,855	170,687	4,537	175,224
Investment securities gains, net	—	—	—	—	5,687	5,687
Non-interest expense	143,064	71,881	30,650	245,595	13,916	259,511

Income before income taxes	$116,852	$68,930	$17,239	$203,021	$(41,511)	$161,510

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

11. Derivative Instruments

The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At June 30, 2007, the Company had entered into two interest rate swaps with a notional amount of $13,832,000, which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, the effect of these transactions on net income is minimal. The notional amount of these types of swaps at June 30, 2007 was $275,511,000. These swaps are accounted for as free-standing derivatives and changes in their fair value were recorded in other non-interest income.

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

The Company’s derivative instruments are listed below.

	June 30, 2007			December 31, 2006
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate contracts:
Swap contracts	$289,343	$2,495	$(3,260)	$181,464	$1,185	$(2,003)
Option contracts	6,970	4	(4)	6,970	10	(10)
Credit-related contracts	9,934	—	(68)	—	—	—
Foreign exchange contracts:
Forward contracts	8,862	273	(271)	16,117	29	(20)
Option contracts	2,820	4	(4)	2,670	16	(16)
Mortgage loan commitments	7,909	12	(25)	11,529	—	(43)
Mortgage loan forward sale contracts	20,018	205	(13)	21,269	60	(14)

Total	$345,856	$2,993	$(3,645)	$240,019	$1,300	$(2,106)

12. Income Taxes

For the second quarter of 2007, income tax expense amounted to $26,453,000 compared to $27,387,000 in the second quarter of 2006. The effective income tax rate for the Company was 32.2% in the current quarter compared to 33.1% in the same quarter last year. For the six months ended June 30, 2007 and 2006, income tax expense amounted to $50,035,000 and $53,233,000, resulting in effective income tax rates of 31.8% and 33.0%, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of income.

The Company’s federal income tax returns for 2003 through 2006 remain subject to examination by the Internal Revenue Service. Its state tax returns for 2002 through 2006 remain subject to examination by various state jurisdictions, based on individual state statutes of limitations.

13. Stock-Based Compensation

During the first six months of 2007, stock-based compensation was issued in the form of stock appreciation rights (SARs) and nonvested stock. The stock-based compensation expense that has been charged against income was $1,477,000 and $1,280,000 in the three months ended June 30, 2007 and 2006, respectively, and $2,995,000 and $2,079,000 in the six months ended June 30, 2007 and 2006, respectively.

The Company’s adoption of SFAS No. 123R, “Share-Based Payment” (the Statement), on January 1, 2006 resulted in a $543,000 reduction in stock-based compensation expense, which was recorded at the adoption date. This adjustment resulted from a change by the Company from its former policy of recognizing the effect of forfeitures only as they occurred to the Statement’s requirement to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted for the first time in 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. The table below shows the fair values of SARs granted during the first six months of 2007 and 2006, including the model assumptions for those grants.

	Six Months
	Ended June 30
	2007	2006

Weighted per share average fair value at grant date	$12.56	$13.41
Assumptions:
Dividend yield	1.9%	1.7%
Volatility	19.9%	21.1%
Risk-free interest rate	4.6%	4.6%
Expected term (in years)	7.4 years	7.4 years

A summary of option activity during the first six months of 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2007	3,225,100	$33.14

Granted	—	—
Cancelled	(2,207)	43.16
Exercised	(343,668)	28.12

Outstanding at June 30, 2007	2,879,225	$33.73	4.9 years	$33,302

A summary of SAR activity during the first six months of 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2007	477,009	$49.29

Granted	473,950	49.50
Cancelled	(14,822)	49.13
Exercised	—	—

Outstanding at June 30, 2007	936,137	$49.40	9.1 years	$—

A summary of the status of the Company’s nonvested share awards, as of June 30, 2007, and changes during the six month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	167,560	$41.09

Granted	51,141	48.75
Vested	(17,694)	33.38
Forfeited	(3,361)	45.15

Nonvested at June 30, 2007	197,646	$43.69

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2006 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of results to be attained for any other period.

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

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $43.0 million at June 30, 2007. These private equity and venture capital securities are reported at fair value. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006

Per Share Data
Net income – basic	$.80	$.79	$1.54	$1.54
Net income – diluted	.79	.78	1.52	1.52
Cash dividends	.250	.233	.500	.467
Book value			21.12	19.12
Market price			45.30	47.67
Selected Ratios
(Based on average balance sheets)
Loans to deposits*	87.73%	84.27%	87.75%	83.80%
Non-interest bearing deposits to total deposits	5.43	6.06	5.39	5.80
Equity to loans*	14.04	14.48	14.14	14.62
Equity to deposits	12.31	12.21	12.41	12.26
Equity to total assets	9.62	9.69	9.59	9.70
Return on total assets	1.46	1.61	1.42	1.59
Return on total stockholders’ equity	15.12	16.59	14.77	16.37
(Based on end-of-period data)
Non-interest income to revenue**	41.27	41.08	40.20	41.19
Efficiency ratio***	59.43	60.35	61.07	61.00
Tier I capital ratio			10.65	11.51
Total capital ratio			11.89	12.85
Leverage ratio			8.94	9.47

*	Includes loans held for sale.
**	Revenue includes net interest income and non-interest income.
***	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Net interest income	$133,864	$126,479	5.8%	$265,343	$250,214	6.0%
Provision for loan losses	(9,054)	(5,672)	59.6	(17,215)	(10,104)	70.4
Non-interest income	94,059	88,179	6.7	178,343	175,224	1.8
Investment securities gains (losses), net	(493)	3,284	(115.0)	3,402	5,687	(40.2)
Non-interest expense	(136,349)	(129,550)	5.2	(272,768)	(259,511)	5.1
Income taxes	(26,453)	(27,387)	(3.4)	(50,035)	(53,233)	(6.0)

Net income	$55,574	$55,333	.4%	$107,070	$108,277	(1.1)%

For the quarter ended June 30, 2007, net income amounted to $55.6 million, an increase of $241 thousand, or .4%, over the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.46%, the annualized return on average equity was 15.12%, and the efficiency ratio was 59.43%. Compared to the second quarter of last year, net interest income increased 5.8%, mainly due to loan growth and higher yields. Non-interest income grew 6.7%, with increases in bank card, deposit account and trust fee income. Net gains reported on securities transactions and valuations declined $3.8 million. The provision for loan losses amounted to $9.1 million for the quarter, a $3.4 million increase over the second quarter of last year. Non-interest expense grew by 5.2%, with most of the increase related to salaries and employee benefits. Diluted earnings per share was $.79, an increase of 1.3% over $.78 per share in the second quarter of 2006.

Net income for the first six months of 2007 was $107.1 million, a $1.2 million, or 1.1%, decrease from the first six months of 2006. For the first six months of 2007, the annualized return on average assets was 1.42%, the annualized return on average equity was 14.77%, and the efficiency ratio was 61.07%. The decrease in net income was primarily due to a 5.1% increase in non-interest expense and a $7.1 million increase in the provision for loan losses. These effects were partly offset by a 6.0% increase in net interest income and a 1.8% increase in non-interest income. Diluted earnings per share of $1.52 for the first six months of 2007 was unchanged from the same period in the prior year.

Effective April 1, 2007, the Company completed the acquisition of South Tulsa Financial Corporation (South Tulsa). In this transaction, the Company acquired the outstanding stock of South Tulsa and issued 561,951 shares of Company stock valued at $27.6 million. The Company’s acquisition of South Tulsa added $114.7 million in loans, $103.9 million in deposits and two branch locations in Tulsa, Oklahoma. Goodwill of $11.4 million and core deposit premium of $2.7 million were recorded in this transaction.

In the third quarter of 2006, the Company acquired certain assets and assumed certain liabilities of Boone National Savings and Loan Association in central Missouri through a purchase and assumption agreement. Loans and deposits of $126.4 million and $100.9 million, respectively, were acquired, and goodwill and core deposit premium of $15.6 million and $2.6 million, respectively, were recorded as a result of this transaction. During the same quarter, the Company acquired the outstanding stock of West Pointe Bancorp, Inc. in Belleville, Illinois, which added $508.8 million in assets (including $255.0 million in loans) and $381.8 million in deposits. Goodwill of $38.7 million and core deposit premium of $14.9 million were recorded in this transaction.

On July 1, 2007, the Company completed the acquisition of Commerce Bank in Denver, Colorado. In this transaction, the Company acquired the outstanding stock of Commerce Bank for $29.5 million in cash. The acquisition added $74.5 million in loans, $72.2 million in deposits and the Company’s first location in Colorado.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended			Six Months Ended
	June 30, 2007 vs. 2006			June 30, 2007 vs. 2006
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$20,795	$7,489	$28,284	$40,387	$19,963	$60,350
Loans held for sale	1,148	(479)	669	773	715	1,488
Investment securities:
U.S. government and federal agency securities	(2,476)	522	(1,954)	(5,323)	993	(4,330)
State and municipal obligations	2,764	287	3,051	6,494	688	7,182
Mortgage and asset-backed securities	(1,631)	2,051	420	(3,475)	4,717	1,242
Other securities	(756)	(130)	(886)	(1,550)	102	(1,448)

Total interest on investment securities	(2,099)	2,730	631	(3,854)	6,500	2,646

Federal funds sold and securities purchased under agreements to resell	4,367	349	4,716	9,049	1,269	10,318

Total interest income	24,211	10,089	34,300	46,355	28,447	74,802

Interest expense:
Deposits:
Savings	13	(14)	(1)	31	(9)	22
Interest checking and money market	2,294	4,517	6,811	3,305	11,513	14,818
Time open & C.D.’s of less than $100,000	3,685	4,538	8,223	7,478	10,579	18,057
Time open & C.D.’s of $100,000 and over	3,446	2,214	5,660	4,176	5,210	9,386

Total interest on deposits	9,438	11,255	20,693	14,990	27,293	42,283

Federal funds purchased and securities sold under agreements to repurchase	2,126	2,471	4,597	9,645	7,494	17,139
Other borrowings	959	(79)	880	(1,163)	(193)	(1,356)

Total interest expense	12,523	13,647	26,170	23,472	34,594	58,066

Net interest income, fully taxable equivalent basis	$11,688	$(3,558)	$8,130	$22,883	$(6,147)	$16,736

Net interest income in the second quarter of 2007 amounted to $133.9 million, which increased $7.4 million, or 5.8%, compared to the second quarter of last year. The growth in net interest income was the result of loan growth, coupled with higher average rates earned on loans. These increases were partially offset by an increase in average rates paid on interest bearing deposits and higher levels of deposits and borrowings. During the second quarter of 2007, the net yield on earning assets (tax equivalent) was 3.82%, compared with 3.98% in the same quarter last year. For the first six months of 2007, net interest income totaled $265.3 million, a $15.1 million increase over net interest income of $250.2 million in the first six months of 2006. The net yield on earning assets declined by 15 basis points during the first six months of 2007 to 3.83%, compared with 3.98% in the same period last year.

Total interest income increased $33.6 million, or 16.8%, over the second quarter of 2006. The increase was the result of higher loan interest income, which grew $28.3 million on a tax equivalent basis (excluding loans held for sale), or 18.1%. The growth in loan interest income was mainly due to an increase of $1.2 billion in average loan balances outstanding, which included increases of $440.4 million in business loans, $227.4 million in business real estate loans, $148.8 million in personal real estate loans, and $185.8 million in consumer loans. Also, overall average rates earned on the loan portfolio increased 29 basis points and contributed $7.5 million in tax equivalent interest income. The second quarter of 2007 included the effects of bank acquisitions during the third quarter of 2006 and the second quarter of 2007, which contributed average loan growth of $454.3 million and related loan income of $8.6 million in the second quarter of 2007. The second quarter of 2006 included a $1.3 million increase to loan income, resulting from the Company’s decision at that time to classify its student loan portfolio as held for sale and to cease amortization of deferred costs related to those loans. Total interest income was also slightly impacted by the level and yields of the investment securities portfolio. Average yields rose 40 basis points during the second quarter of 2007 compared to the second quarter of 2006, which contributed $2.7 million in tax equivalent income. This increase was partly offset by lower average balances in the securities portfolio. While the total portfolio declined $242.2 million on average compared to the second quarter of 2006, investments in state and municipal securities rose from 9.9% of the portfolio in the second quarter of 2006 to 18.3% in the second quarter of 2007 and contributed $3.1 million on a tax equivalent basis. The average tax equivalent yield on interest earning assets was 6.60% in the second quarter of 2007 compared to 6.25% in the second quarter of 2006.

Compared to the first six months of 2006, total interest income increased $73.2 million, or 18.9%. The increase reflects similar trends as noted in the quarterly comparison above, with higher average rates earned on higher loan balances, contributing an increase of $60.4 million in tax equivalent interest income. The rate increase was the result of increases in the federal funds rate ordered earlier in 2006 by the Federal Reserve. Securities interest income in the first six months of 2007 compared to the prior period rose $2.6 million on a tax equivalent basis, due mainly to higher yields. Average yields on securities rose 45 basis points over the prior period, partly offset by a $225.9 million decline in average balances, as proceeds from maturities and pay downs were shifted to fund loan growth. Interest earned on overnight investments in federal funds sold and resale agreements rose $10.3 million over the prior period, primarily due to a $387.6 million increase in average balances. The average tax equivalent yield on total interest earning assets for the six months was 6.61% in 2007 and 6.14% in 2006.

Total interest expense increased $26.2 million, or 36.0%, compared to the second quarter of 2006. This increase was mainly the result of growth in deposit interest expense of $20.7 million, due to a 53 basis point increase in average rates paid, in addition to a $1.0 billion increase in average interest bearing deposit balances. Average rates paid on overnight borrowings increased 44 basis points, along with a $257.9 million increase in average borrowings, causing interest expense on federal funds purchased and securities sold under agreements to repurchase to increase $4.6 million. The average rate paid on all interest bearing liabilities increased to 3.04% in the second quarter of 2007 compared to 2.49% in the second quarter of 2006.

For the first six months of 2007, total interest expense increased $58.1 million, or 42.2%, compared with the previous year. Most of the growth was due to higher deposit interest expense of $42.3 million. Both higher interest bearing deposit balances, which rose $889.7 million, and higher rates paid, which rose 60 basis points, contributed to the increase. Interest expense on overnight borrowings grew $17.1 million, which was due to both higher balances and higher rates paid. The overall average cost of total interest bearing liabilities was 3.03% for the first six months of 2007 compared to 2.37% for the same period in 2006.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Deposit account charges and other fees	$30,081	$28,910	4.1%	$56,592	$56,407	.3%
Bank card transaction fees	25,855	23,558	9.8	48,938	45,266	8.1
Trust fees	19,972	17,992	11.0	38,625	35,811	7.9
Trading account profits and commissions	1,440	2,010	(28.4)	3,301	4,575	(27.8)
Consumer brokerage services	3,332	2,771	20.2	6,375	5,160	23.5
Loan fees and sales	2,712	2,745	(1.2)	3,997	6,488	(38.4)
Other	10,667	10,193	4.7	20,515	21,517	(4.7)

Total non-interest income	$94,059	$88,179	6.7%	$178,343	$175,224	1.8%

Non-interest income as a % of total revenue*	41.3%	41.1%		40.2%	41.2%

*	Total revenue is calculated as net interest income plus non-interest income.

For the second quarter of 2007, total non-interest income was $94.1 million, an increase of $5.9 million, or 6.7%, compared with $88.2 million in the same quarter last year. The increase in non-interest income over the second quarter of last year resulted mainly from growth in bank card revenues, trust fee income and corporate cash management fee income. Deposit account fees increased $1.2 million, or 4.1%, compared with the second quarter of 2006, mainly due to an increase in corporate cash management fees, which grew $1.1 million, or 19.3%, while overdraft fees remained relatively flat. Bank card fees for the quarter increased $2.3 million, or 9.8%, over the same period last year, due mainly to higher fees earned on debit and corporate card transactions, which grew by 14.8% and 30.7%, respectively. Merchant fees, included in bank card revenues, decreased 8.9%, and continued to reflect slightly lower pricing margins and the loss of a large merchant customer last year. Credit card fees were up slightly. Trust fees for the quarter increased $2.0 million, or 11.0%, mainly as a result of growth in personal and corporate trust fees. Bond trading income declined $570 thousand from amounts recorded in the same period last year, while consumer brokerage services revenue continued to grow this quarter and was up 20.2% over last year. Loan fees and sales decreased by $33 thousand, as gains on student loan sales declined from $1.8 million in the second quarter of 2006 to $1.6 million in 2007. Other non-interest income for the quarter increased $474 thousand, or 4.7%. This increase resulted from smaller increases in international fees, cash sweep commissions and a gain on the sale of a drive-up facility, partly offset by a gain on the sale of a parking garage in the second quarter of 2006, which did not re-occur in the current quarter.

Non-interest income for the six months ended June 30, 2007 was $178.3 million compared to $175.2 million in the first six months of 2006, resulting in a $3.1 million, or 1.8%, increase. Deposit account fees rose slightly as a result of higher cash management revenue, which grew $1.3 million, or 11.7%. This growth was mostly offset by lower deposit account overdraft fees, which declined $987 thousand, or 2.5%. Bank card fees rose $3.7 million, or 8.1% overall, due to increases of 12.6% and 24.4%, respectively, in debit and corporate card transaction fees. Trust fees rose $2.8 million, or 7.9%, mainly due to a 6.7% increase in personal trust account fees. Bond trading income fell $1.3 million due to lower sales activity, while consumer brokerage income grew $1.2 million, or 23.5%, as a result of higher mutual fund fees. Loan fees and sales decreased by $2.5 million, as gains on student loan sales declined from $4.5 million in the first six months of 2006 to $1.8 million in 2007. Other non-interest income declined $1.0 million compared to the prior year, mainly due to the receipt in the first quarter of 2006 of $1.2 million in non-recurring income from a Parent company equity investment and the $1.3 million gain on the sale of a parking garage recorded in the second quarter of 2006, as mentioned above. Partly offsetting these effects was an increase in cash sweep commissions.

Investment Securities Gains and Losses, Net

Net securities losses of $493 thousand were recorded in the second quarter of 2007, which resulted from losses of $742 thousand on sales of asset-backed home equity securities and agency preferred securities, in addition to fair value declines of $620 thousand on venture capital and private equity investments. The losses were partly offset by an $821 thousand gain on the sale of an equity investment owned by the Parent company. Net securities gains of $3.3 million were recorded in the second quarter of 2006, which included $2.6 million in realized gains and fair value adjustments on private equity investments. During the same quarter, a $683 thousand gain was recorded in conjunction with the conversion of MasterCard Inc. to a public company. The venture capital and private equity investments were held by the Company’s majority-owned venture capital subsidiaries. Minority interest pertaining to these gains and losses was $79 thousand in income and $748 thousand in expense for the second quarter of 2007 and 2006, respectively, and was reported in other non-interest expense.

On a year-to-date basis, net securities gains of $3.4 million were recorded in the six months ended June 30, 2007 compared to $5.7 million recorded in the same period in 2006.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Salaries and employee benefits	$76,123	$71,239	6.9%	$153,023	$142,964	7.0%
Net occupancy	10,843	10,230	6.0	22,633	21,207	6.7
Equipment	5,681	6,071	(6.4)	12,114	12,020	.8
Supplies and communication	8,586	7,872	9.1	17,092	16,265	5.1
Data processing and software	12,149	12,631	(3.8)	23,380	25,024	(6.6)
Marketing	4,859	4,657	4.3	9,177	8,975	2.3
Other	18,108	16,850	7.5	35,349	33,056	6.9

Total non-interest expense	$136,349	$129,550	5.2%	$272,768	$259,511	5.1%

Non-interest expense for the quarter amounted to $136.3 million, which represented an increase of $6.8 million, or 5.2%, over the expense recorded in the second quarter of last year. Excluding the effects of recent bank acquisitions, non-interest expense in the current quarter grew 2.2% over the same period last year. Compared with the second quarter of last year, salaries and benefits expense increased $4.9 million, or 6.9%, mainly as a result of normal merit increases, severance expense, and the effects of the bank acquisitions, which increased salaries and benefits by approximately $2.0 million. Occupancy costs grew $613 thousand, or 6.0%, over the same quarter last year, mainly as a result of higher depreciation and building services expense. Supplies and communication expense increased $714 thousand, or 9.1%, mainly due to higher supplies, postage and data network expense, and was impacted by the effects of the acquisitions. Equipment and data processing expenses declined 6.4% and 3.8%, respectively, due to lower depreciation, maintenance and software costs. The increase in other expense of $1.3 million compared to the same quarter last year included increases in intangible assets amortization resulting from the bank acquisitions, operating losses, and travel and entertainment expense, partly offset by a decline in minority interest expense.

Non-interest expense increased $13.3 million, or 5.1%, over the first six months of 2006. Excluding the effects of the bank acquisitions, non-interest expense increased 2.4% over the prior year. Salaries and benefits expense grew $10.1 million, or 7.0%, due to merit increases, incentive compensation, payroll taxes and the effects of the bank acquisitions, which contributed $3.3 million during the current year. Partly offsetting these increases was a decline in employee group medical plan expense. Full-time equivalent employees totaled 5,051 and 4,868 at June 30, 2007 and 2006, respectively. Occupancy costs grew by $1.4 million, or 6.7%, over the same period last year, mainly as a result of seasonal maintenance costs, higher building depreciation expense and the effects of bank acquisitions. Supplies and communication expense increased $827 thousand, or 5.1%, over the prior year, mainly due to higher supplies and postage expense, partly offset by lower data network expense. Data processing and software expense decreased $1.6 million, or 6.6%, due to lower bank card processing fees and online banking fees. Smaller variances occurred in equipment and marketing, which increased $94 thousand and $202 thousand, respectively. Other non-interest expense increased $2.3 million mainly due to increases in operating losses and intangible assets amortization. Partly offsetting these increases were declines in minority interest expense and professional fees.

Provision and Allowance for Loan Losses

				Six Months Ended
	Three Months Ended			June 30
(Dollars in thousands)	June 30, 2007	June 30, 2006	March 31, 2007	2007	2006

Provision for loan losses	$9,054	$5,672	$8,161	$17,215	$10,104

Net loan charge-offs (recoveries):
Business	(11)	259	704	693	(822)
Credit card	5,948	4,387	5,813	11,761	8,135
Personal banking*	1,823	446	1,965	3,788	2,095
Real estate	988	80	(501)	487	(175)
Overdrafts	304	522	180	484	872

Total net loan charge-offs	$9,052	$5,694	$8,161	$17,213	$10,105

Annualized total net charge-offs as a percentage of average loans (excluding held for sale)	.36%	.26%	.34%	.35%	.23%

*	Includes consumer and home equity loans

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

Net loan charge-offs for the second quarter of 2007 amounted to $9.1 million, compared with $8.2 million in the prior quarter and $5.7 million in the second quarter of last year. The increase in net charge-offs in the second quarter of 2007 compared to the same quarter of last year was the result of higher credit card and personal banking loan charge-offs, coupled with charge-offs of several real estate construction-related loans this quarter. The lower levels of personal banking and credit card net loan charge-offs in the second quarter of 2006 were related to the changes to bankruptcy laws occurring late in 2005, resulting in lower loan charge-offs in the first half of 2006.

For the second quarter of 2007, annualized net charge-offs on average credit card loans were 3.69%, compared with 3.72% in the previous quarter and 3.01% in the same period last year. Additionally, personal banking loan net charge-offs for the quarter amounted to .37% of average personal loans, compared to .42% in the previous quarter and .10% in the same period last year. The provision for loan losses for the quarter totaled $9.1 million, and was $893 thousand higher than the previous quarter and $3.4 million higher than the second quarter of 2006. The amount of the provision to expense in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process.

Net charge-offs during the first six months of 2007 amounted to $17.2 million, compared to $10.1 million in the comparable prior period. The increase occurred because of higher credit card, business, and personal banking loan charge-offs in 2007. The annualized net charge-off ratios were .35% in the first six months of 2007 and .23% in the same period in 2006. The provision for loan losses was $17.2 million in the first six months of 2007 compared to $10.1 million in the same period in 2006.

The allowance for loan losses at June 30, 2007 was $133.0 million, or 1.30% of loans, compared to $131.7 million, or 1.36%, at December 31, 2006 and $128.4 million, or 1.41%, at June 30, 2006. The increase in the allowance at June 30, 2007 compared to the prior periods resulted from loan loss reserves related to banks acquired in the third quarter of 2006 and second quarter of 2007. The decrease in the allowance for loan losses as a percentage of loans resulted from growth in loans outstanding. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2007.

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

	June 30	December 31
(Dollars in thousands)	2007	2006

Non-accrual loans	$33,159	$16,708
Foreclosed real estate	1,084	1,515

Total non-performing assets	$34,243	$18,223

Non-performing assets to total loans	.33%	.19%
Non-performing assets to total assets	.22%	.12%

Loans past due 90 days and still accruing interest	$21,087	$20,376

Non-accrual loans, which are also considered impaired, totaled $33.2 million at June 30, 2007, and increased $16.5 million over amounts recorded at December 31, 2006. The increase was mainly the result of placing one residential construction loan of $13.2 million on non-accrual status. The loan is secured by both undeveloped land and residential lots in the St. Louis metropolitan area, and management believes the collateral values are adequate to support the Company’s carrying value. There were also additional increases in non-accrual loans of $2.9 million in construction loans and $800 thousand in business loans. At June 30, 2007 non-accrual loans were comprised mainly of construction loans (48.8%), business real estate loans (28.6%) and business loans (19.9%).

Total loans past due 90 days or more and still accruing interest amounted to $21.1 million as of June 30, 2007, and increased $711 thousand over December 31, 2006. This growth included increases in business, personal real estate, consumer, and home equity loan delinquencies of $1.5 million, $640 thousand, $492 thousand and $364 thousand, respectively, offset by declines in credit card and business real estate loan delinquencies of $1.7 million and $832 thousand, respectively.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $47.5 million at June 30, 2007 compared with $71.5 million at March 31, 2007 and $41.9 million at December 31, 2006. The decline in the June 30, 2007 balance from the previous quarter occurred because several large loans, placed in this category because of deteriorating credit grade, were either repaid or placed on non-accrual status.

Income Taxes

Income tax expense was $26.5 million in the second quarter of 2007, compared to $23.6 million in the first quarter of 2007 and $27.4 million in the second quarter of 2006. The effective income tax rate on income from operations was 32.2% in the second quarter of 2007, compared with 31.4% in the first quarter of 2007 and 33.1% in the second quarter of 2006. Income tax expense was $50.0 million in the first six months of 2007 compared to $53.2 million in the previous year, resulting in effective income tax rates of 31.8% and 33.0%, respectively.

Effective tax rates were lower in 2007 compared to 2006 because of earnings on higher average balances in tax exempt state and municipal investment securities, coupled with higher levels of income from the Company’s real estate investment trust subsidiaries, which are not taxable in some states.

Financial Condition

Balance Sheet

Total assets of the Company were $15.5 billion at June 30, 2007 compared to $15.2 billion at December 31, 2006. Earning assets at June 30, 2007 were $14.3 billion and consisted of 73% loans and 23% investment securities, compared to $14.0 billion at December 31, 2006.

During the first six months of 2007, total period end loans, including held for sale, increased $524.4 million, or 5.3%, compared with balances at December 31, 2006. The increase was the result of growth of $220.1 million in business loans, $132.9 million in consumer loans, $55.3 million in personal real estate loans, $54.1 million in construction loans, and other smaller increases, offset by a decrease of $16.4 million in student loans. Growth in business loans reflected new business, especially in regional markets, and increased borrowings by existing customers. Consumer loan growth reflected increased demand for marine and recreational vehicle loans. Student loans declined mainly due to planned sales from the portfolio of $114.0 million in the second quarter of 2007.

On an average basis, loans increased $1.2 billion during the first six months of 2007 compared to the same period in 2006, or an increase of 13.3%. Loan growth occurred in nearly all loan categories, with increases of $443.0 million in business loans, $201.9 million in business real estate loans, $177.2 million in construction loans, $180.4 million in consumer loans, and $142.5 million in personal real estate loans. The overall increase in average loans included $406.2 million attributable to bank acquisitions during the third quarter of 2006 and the second quarter of 2007.

Available for sale investment securities, excluding fair value adjustments, decreased $274.9 million, or 8.1%, at June 30, 2007 compared to December 31, 2006 as the Company continued to reduce its investment securities portfolio, mainly through normal maturities paydowns, and some securities sales. Since December 31, 2006, maturities and principal paydowns of securities totaled $580.8 million. Sales during the six month period consisted mainly of $22.6 million in asset-backed home equity securities which, although rated AAA, were secured by sub-prime loans. These sales eliminated the Company’s exposure to sub-prime loans in the investment securities portfolio. During the same period, purchases of securities totaled $307.1 million, consisting of mortgage-backed securities ($161.1 million), federal agency securities ($101.7 million), other asset-backed securities ($24.0 million), and municipal obligations ($20.3 million).

On an average basis, available for sale investment securities, excluding fair value adjustments, declined $225.8 million, or 6.5%, during the first six months of 2007 compared to the same period in 2006. Federal agency securities declined $251.2 million and other asset-backed securities declined $329.9 million, while municipal obligations and mortgage-backed securities increased $299.0 million and $167.0 million, respectively.

Total deposits increased by $316.9 million, or 2.7%, at June 30, 2007 compared to December 31, 2006. The increase in deposits over year end 2006 balances was due to increases of $265.5 million in jumbo certificates of deposit, $222.7 million in premium money market accounts, and $61.0 million in retail certificates of deposit. This growth was partly offset by declines of $132.8 million in money market accounts and $68.3 million in interest checking accounts.

On an average basis, total deposits increased $893.9 million, or 8.2%, during the first six months of 2007 compared to the same period in 2006, mainly due to increases of $400.1 million in retail certificates of deposit, $197.3 million in jumbo certificates of deposit, and $219.9 million in premium money market accounts. The overall increase in average deposits included $475.4 million attributable to the acquisitions mentioned above.

Compared to 2006 year end balances, total short-term borrowings at June 30, 2007 decreased $276.7 million, mainly due to lower overnight borrowings of federal funds at June 30. On an average basis, short-term borrowings were higher by $498.7 million during the first six months of 2007 compared to the same period in 2006, resulting from higher levels of repurchase agreements. Other longer-term borrowings increased $292.2 million over 2006 year end balances due to new advances from the Federal Home Loan Bank of Des Moines (FHLB) during the second quarter of 2007.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $566.1 million at June 30, 2007. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $3.1 billion at June 30, 2007, and included an unrealized net gain of $6.0 million. The portfolio includes maturities of approximately $576 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. At June 30, 2007, total investment securities pledged for these purposes comprised 62% of the total investment portfolio, leaving $1.2 billion of unpledged securities.

	June 30	March 31	December 31
(In thousands)	2007	2007	2006

Liquid assets:
Federal funds sold	$80,694	$12,734	$28,794
Securities purchased under agreements to resell	485,451	454,076	499,022
Available for sale investment securities	3,129,310	3,243,687	3,415,440

Total	$3,695,455	$3,710,497	$3,943,256

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2007, such deposits totaled $8.2 billion and represented 67.8% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.5 billion at June 30, 2007. These accounts are normally considered more volatile and higher costing, and comprised 12.6% of total deposits at June 30, 2007.

	June 30	March 31	December 31
(In thousands)	2007	2007	2006

Core deposit base:
Non-interest bearing demand	$1,271,730	$1,354,160	$1,312,400
Interest checking	474,470	455,502	542,797
Savings and money market	6,435,616	6,348,895	6,336,250

Total	$8,181,816	$8,158,557	$8,191,447

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.5 billion at June 30, 2007. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $582.5 million at June 30, 2007, and structured repurchase agreements of $500.0 million purchased in the third quarter of 2006 from an upstream financial institution. The Company’s long-term debt is relatively small compared to its overall liability position. It is comprised mainly of advances from the FHLB, which totaled $320.6 million at June 30, 2007. Most of the balance is comprised of $300.0 million in new advances during the second quarter of 2007, which mature in 2010. These advances have fixed interest rates. However, $200.0 million are subject to conversion to floating rates by the FHLB at specific dates prior to their maturity. In addition, the Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Other outstanding long-term borrowings relate mainly to the Company’s leasing and venture capital operations.

	June 30	March 31	December 31
(In thousands)	2007	2007	2006

Borrowings:
Federal funds purchased	$412,132	$608,122	$715,475
Securities sold under agreements to repurchase	1,082,472	1,025,762	1,055,807
FHLB advances	320,601	13,625	28,215
Subordinated debentures	14,310	14,310	14,310
Other long-term debt	11,226	11,300	11,409

Total	$1,840,741	$1,673,119	$1,825,216

In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound short-term commercial paper ratings of A-1 from Standard & Poor’s and Prime-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $275.3 million in loans and $321.0 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.

Cash and cash equivalents (defined as “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying balance sheets) was $1.1 billion at June 30, 2007 compared to $1.2 billion at December 31, 2006. The $90.3 million decrease resulted from changes in the various cash flows produced by the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for June 30, 2007. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $112.7 million during the first six months of 2007. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities and changes in the level of the loan portfolio, used total cash of $225.8 million. Most of the cash outflow was due to $446.9 million in loan growth and $350.9 million of investment securities purchases, partly offset by $587.8 million in sales, maturities and paydowns of investment securities. Financing activities provided cash of $22.8 million, resulting from $300.0 million in new long-term borrowings and a $133.8 million increase in deposits. Partly offsetting these cash inflows was a reduction of $276.7 million in overnight borrowings. In addition, cash of $91.6 million was required by the Company’s treasury stock repurchase program. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company maintains regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			for
	June 30	December 31	Well-Capitalized
(Dollars in thousands)	2007	2006	Banks

Risk-adjusted assets	$12,718,434	$11,959,757
Tier I capital	1,354,296	1,345,378
Total capital	1,512,614	1,502,386
Tier I capital ratio	10.65%	11.25%	6.00%
Total capital ratio	11.89%	12.56%	10.00%
Leverage ratio	8.94%	9.05%	5.00%

The Company maintains a treasury stock buyback program, and in February 2007 was authorized by the Board of Directors to repurchase up to 4,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various stock compensation programs. During the current quarter, the Company purchased 932,134 shares of treasury stock at an average cost of $47.48 per share. At June 30, 2007, 2,345,285 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.250 in the first quarter of 2007, an increase of 7.3% compared to the fourth quarter of 2006, and maintained the same dividend payout in the second quarter of 2007. The year 2007 represents the 39th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2007 totaled $7.7 billion (including approximately $3.8 billion in unused approved credit card lines of credit). In addition, the Company enters into standby and commercial letters of credit with its business customers. These contracts amounted to $466.3 million and $28.6 million, respectively, at June 30, 2007.

Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $5.5 million at June 30, 2007. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some are retained for use by the Company. During the first six months of 2007, purchases and sales of tax credits amounted to $11.8 million and $12.4 million, respectively, and at June 30, 2007, outstanding purchase commitments totaled $89.9 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets. These funding commitments amounted to $2.4 million at June 30, 2007. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.0 million at June 30, 2007.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2007 and 2006. Please refer to Note 10 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Six Months Ended June 30		Increase (decrease)
(Dollars in thousands)	2007	2006	Amount	Percent

Consumer	$117,420	$116,852	$568	.5%
Commercial	72,354	68,930	3,424	5.0
Money management	17,777	17,239	538	3.1

Total segments	207,551	203,021	4,530	2.2
Other/elimination	(50,446)	(41,511)	(8,935)	N.M.

Income before income taxes	$157,105	$161,510	$(4,405)	(2.7)%

For the six months ended June 30, 2007, income before income taxes for the Consumer segment increased $568 thousand, or .5%, compared to the same period in the prior year. The relatively flat growth was mainly due to an increase of $14.1 million in net interest income, partly offset by an increase of $8.1 million in non-interest expense and slightly lower non-interest income. The increase in net interest income resulted mainly from a $30.4 million increase in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolios, in addition to a $21.8 million increase in loan interest income, which more than offset growth of $38.0 million in deposit interest expense. The slight decrease in non-interest income resulted mainly from lower deposit account fees (mainly overdraft return item charges) and gains on student loan sales, partly offset by increases in bank card fee income (primarily debit card) and consumer brokerage service fees (mainly mutual fund fees). Non-interest expense increased $8.1 million, or 5.6%, over the previous year mainly due to higher salaries expense, operating losses, corporate management fees and assigned processing costs. Net loan charge-offs increased $5.0 million in the Consumer segment, mainly relating to bank card, marine and recreational vehicle loans.

For the six months ended June 30, 2007, income before income taxes for the Commercial segment increased $3.4 million, or 5.0%, compared to the same period in the previous year. Most of the increase was due to a $9.7 million, or 9.6%, increase in net interest income and a $2.4 million increase in non-interest income. Included in net interest income was a $39.5 million increase in loan interest income, which was partly offset by higher assigned net funding costs of $26.3 million and higher deposit interest expense of $3.4 million. Non-interest income increased by 6.1% over the previous year mainly as a result of higher commercial cash management fees, overdraft fees, bank card fees (mainly corporate card) and cash sweep commissions, partly offset by lower gains on terminations and sales of equipment leases. The $6.6 million, or 9.1%, increase in non-interest expense included increases in salaries expense, deposit account processing costs and corporate management fees. Net loan charge-offs were $1.3 million in the first six months of 2007 compared to net recoveries of $854 thousand in the first six months of 2006.

Money Management segment pre-tax profitability for the first six months of 2007 was up $538 thousand, or 3.1%, over the previous year. The growth was mainly due to higher non-interest income, which increased $1.7 million, or 4.0%, primarily in personal trust fees, partly offset by lower bond trading income. Net interest income declined $266 thousand, or 5.3%, from the prior year. Higher net funding charges assigned to the segment’s short-term investments and borrowings and higher interest expense on deposits and borrowings were partly offset by growth in interest income on short-term investments. The increase in non-interest expense of $907 thousand was mainly due to higher salaries expense, assigned processing costs and corporate management fees.

As shown in the table above, the pre-tax profitability in the Other/elimination category decreased $8.9 million in the first six months of 2007 compared to the same period in 2006. This decrease was mainly the result of higher cost of fund charges assigned to this category related to investment securities.

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

The FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, in September 2006. The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. For calendar year companies with publicly traded stock, the funded status was required to be initially recognized at December 31, 2006, while the measurement requirement is effective in 2008. The Company’s initial recognition at December 31, 2006 of the funded status of its defined benefit pension plan reduced its prepaid pension asset by $17.5 million, reduced deferred tax liabilities by $6.6 million, and reduced the equity component of accumulated other comprehensive income by $10.9 million.

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

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended June 30, 2007 and 2006

	Second Quarter 2007			Second Quarter 2006
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,134,650	$53,314	6.82%	$2,694,246	$43,529	6.48%
Real estate – construction	657,956	11,997	7.31	508,127	9,331	7.37
Real estate – business	2,224,877	39,180	7.06	1,997,502	33,844	6.80
Real estate – personal	1,514,445	22,553	5.97	1,365,652	19,174	5.63
Consumer	1,518,855	27,813	7.34	1,333,105	22,935	6.90
Home equity	438,471	8,485	7.76	446,094	8,381	7.54
Credit card	646,699	20,982	13.01	584,508	18,846	12.93
Overdrafts	11,311	—	—	11,836	—	—

Total loans	10,147,264	184,324	7.29	8,941,070	156,040	7.00

Loans held for sale	354,878	6,185	6.99	293,332	5,516	7.54
Investment securities:
U.S. government and federal agency	410,560	4,076	3.98	696,820	6,030	3.47
State and municipal obligations(A)	600,219	6,871	4.59	348,289	3,820	4.40
Mortgage and asset-backed securities	2,013,847	23,631	4.71	2,165,999	23,211	4.30
Trading securities	24,430	290	4.76	21,144	229	4.34
Other marketable securities(A)	132,082	1,863	5.66	194,419	2,649	5.47
Non-marketable securities	90,018	1,326	5.91	86,658	1,487	6.88

Total investment securities	3,271,156	38,057	4.67	3,513,329	37,426	4.27

Federal funds sold and securities purchased under agreements to resell	503,526	6,517	5.19	142,651	1,801	5.06

Total interest earning assets	14,276,824	235,083	6.60	12,890,382	200,783	6.25

Less allowance for loan losses	(132,229)			(128,063)
Unrealized gain (loss) on investment securities	23,666			(21,378)
Cash and due from banks	451,489			470,660
Land, buildings and equipment, net	396,458			367,190
Other assets	299,776			221,522

Total assets	$15,315,984			$13,800,313

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$406,313	555	.55	$396,959	556	.56
Interest checking and money market	7,006,109	29,257	1.67	6,666,190	22,446	1.35
Time open and C.D.’s of less than $100,000	2,347,311	27,671	4.73	1,973,722	19,448	3.95
Time open and C.D.’s of $100,000 and over	1,561,463	19,566	5.03	1,257,161	13,906	4.44

Total interest bearing deposits	11,321,196	77,049	2.73	10,294,032	56,356	2.20

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,471,784	18,621	5.07	1,213,925	14,024	4.63
Other borrowings(B)	275,618	3,274	4.76	205,472	2,394	4.67

Total borrowings	1,747,402	21,895	5.03	1,419,397	16,418	4.64

Total interest bearing liabilities	13,068,598	98,944	3.04%	11,713,429	72,774	2.49%

Non-interest bearing demand deposits	650,119			663,820
Other liabilities	123,268			85,641
Stockholders’ equity	1,473,999			1,337,423

Total liabilities and equity	$15,315,984			$13,800,313

Net interest margin (T/E)		$136,139			$128,009

Net yield on interest earning assets			3.82%			3.98%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Six Months Ended June 30, 2007 and 2006

	Six Months 2007			Six Months 2006
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,061,808	$103,894	6.84%	$2,618,783	$82,614	6.36%
Real estate – construction	652,208	24,162	7.47	474,992	16,955	7.20
Real estate – business	2,186,317	76,435	7.05	1,984,422	65,461	6.65
Real estate – personal	1,501,747	44,431	5.97	1,359,199	37,720	5.60
Consumer	1,491,272	54,028	7.31	1,310,865	44,480	6.84
Home equity	436,890	16,843	7.77	446,638	16,347	7.38
Credit card	639,860	41,556	13.10	581,042	37,422	12.99
Overdrafts	11,803	—	—	15,952	—	—

Total loans	9,981,905	361,349	7.30	8,791,893	300,999	6.90

Loans held for sale	352,937	12,265	7.01	329,332	10,777	6.60
Investment securities:
U.S. government and federal agency	436,444	8,624	3.98	740,544	12,954	3.53
State and municipal obligations(A)	603,441	13,801	4.61	304,469	6,619	4.38
Mortgage and asset-backed securities	2,066,104	48,747	4.76	2,229,066	47,505	4.30
Trading securities	21,509	500	4.69	20,084	423	4.25
Other marketable securities(A)	136,468	3,965	5.86	194,136	5,145	5.34
Non-marketable securities	83,800	2,572	6.19	85,340	2,917	6.89

Total investment securities	3,347,766	78,209	4.71	3,573,639	75,563	4.26

Federal funds sold and securities purchased under agreements to resell	529,802	13,742	5.23	142,203	3,424	4.86

Total interest earning assets	14,212,410	465,565	6.61	12,837,067	390,763	6.14

Less allowance for loan losses	(131,780)			(128,247)
Unrealized gain (loss) on investment securities	21,512			(15,096)
Cash and due from banks	456,062			475,607
Land, buildings and equipment, net	393,505			369,352
Other assets	293,592			214,860

Total assets	$15,245,301			$13,753,543

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$401,884	1,087	.55	$390,450	1,065	.55
Interest checking and money market	6,944,210	56,362	1.64	6,663,358	41,544	1.26
Time open and C.D.’s of less than $100,000	2,327,855	54,236	4.70	1,927,755	36,179	3.78
Time open and C.D.’s of $100,000 and over	1,468,871	36,479	5.01	1,271,576	27,093	4.30

Total interest bearing deposits	11,142,820	148,164	2.68	10,253,139	105,881	2.08

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,719,039	43,744	5.13	1,220,338	26,605	4.40
Other borrowings(B)	163,647	3,824	4.71	232,874	5,180	4.49

Total borrowings	1,882,686	47,568	5.10	1,453,212	31,785	4.41

Total interest bearing liabilities	13,025,506	195,732	3.03%	11,706,351	137,666	2.37%

Non-interest bearing demand deposits	635,072			630,839
Other liabilities	122,883			82,455
Stockholders’ equity	1,461,840			1,333,898

Total liabilities and equity	$15,245,301			$13,753,543

Net interest margin (T/E)		$269,833			$253,097

Net yield on interest earning assets			3.83%			3.98%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	June 30, 2007		March 31, 2007		December 31, 2006
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(2.6)	(.47)%	$(5.4)	(1.01)%	$(4.3)	(.80)%
100 basis points rising	(.4)	(.08)	(3.2)	(.60)	(.9)	(.17)
100 basis points falling	(1.2)	(.21)	(.2)	(.03)	(.6)	(.10)
200 basis points falling	(2.7)	(.49)	(.6)	(.10)	(.7)	(.13)

The table reflects a decline in the exposure of the Company’s net interest income to rising rates during the second quarter of 2007. As of June 30, 2007, under a 200 basis point rising rate scenario, net interest income is expected to decrease by $2.6 million, compared with a decline of $5.4 million at March 31, 2007 and a decline of $4.3 million at December 31, 2006. Under a 100 basis point increase, as of June 30, 2007 net interest income is expected to decline $400 thousand, compared with declines of $3.2 million at March 31, 2007 and $900 thousand at December 31, 2006. The Company’s exposure to falling rates during the current quarter increased over the prior quarter, as under a 100 basis point falling rate scenario net interest income would decrease by $1.2 million compared with a $200 thousand decline in the previous quarter, while under a 200 basis point decrease, net interest income would decline by $2.7 million compared with $600 thousand in the prior quarter.

The Company’s reduced exposure to rising interest rates during the current quarter was largely the result of lower balances of investment securities and resale agreements, offset by the addition of commercial and consumer loans which in part have fixed rates. Also, while the simulation model does utilize a twelve month gradual rate scenario, certain non-maturity deposits are assumed to re-price faster since they currently are at comparatively low levels, and this effect increases the rising rate exposure somewhat. The same factors which reduce interest rate risk in a rising rate environment also increase risk in a falling rate environment, leaving the Company subject to lower levels of net interest income. The risk to falling rates has increased during the current quarter as a result of a decline in federal funds purchased, partly offset by growth in other borrowings, which have fixed rates. The Company continues to believe that its overall interest rate management has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to interest rate risk.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

April 1 – 30, 2007	417,566	$47.67	417,566	2,859,853
May 1 – 31, 2007	332,466	$47.81	332,466	2,527,387
June 1 – 30, 2007	182,102	$46.43	182,102	2,345,285

Total	932,134	$47.48	932,134	2,345,285

In February 2007, the Board of Directors approved the purchase of up to 4,000,000 shares of the Company’s common stock. At June 30, 2007, 2,345,285 shares remain available to be purchased under the current authorization.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 18, 2007. The following proposals were submitted by the Board of Directors to a vote of security holders:

(1) Election of four directors to the 2010 Class for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The four nominees for the four directorships received the following votes:

Name of Director	Votes For	Votes Withheld

Thomas A. McDonnell	46,870,966	15,324,998
Benjamin F. Rassieur III	61,952,851	243,112
Andrew C. Taylor	61,967,324	228,639
Robert H. West	61,766,885	429,078

Other directors whose term of office as director continued after the meeting were: John R. Capps, W. Thomas Grant II, James B. Hebenstreit, David W. Kemper, Jonathan M. Kemper, Seth M. Leadbeater, Terry O. Meek, and Kimberly G. Walker.

(2) Ratification of the selection of KPMG LLP as the Company’s independent public accountant. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain

60,978,482	1,071,190	146,292

Item 6.	EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President & Secretary

Date: August 7, 2007

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 7, 2007

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002