Form 10-Q
period 2007-09-30
COMMERCE BANCSHARES INC /MO/
filed 2007-11-05
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐     No ☑

As of October 30, 2007, the registrant had outstanding 68,551,252 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2007	2006

	(Unaudited)
	(In thousands)

ASSETS
Loans, net of unearned income	$10,451,029	$9,681,520
Allowance for loan losses	(133,588)	(131,730)

Net loans	10,317,441	9,549,790

Loans held for sale	303,658	278,598
Investment securities:
Available for sale ($527,024,000 pledged in 2007 and $526,430,000 pledged in 2006 to secure structured repurchase agreements)	3,411,804	3,415,440
Trading	17,189	6,676
Non-marketable	93,086	74,207

Total investment securities	3,522,079	3,496,323

Federal funds sold and securities purchased under agreements to resell	520,484	527,816
Cash and due from banks	543,626	626,500
Land, buildings and equipment, net	403,747	386,095
Goodwill	125,088	97,643
Other intangible assets, net	22,322	19,633
Other assets	265,864	247,951

Total assets	$16,024,309	$15,230,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,148,991	$1,312,400
Savings, interest checking and money market	6,971,076	6,879,047
Time open and C.D.’s of less than $100,000	2,398,877	2,302,567
Time open and C.D.’s of $100,000 and over	1,432,831	1,250,840

Total deposits	11,951,775	11,744,854

Federal funds purchased and securities sold under agreements to repurchase	2,059,095	1,771,282
Other borrowings	345,749	53,934
Other liabilities	176,124	218,165

Total liabilities	14,532,743	13,788,235

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 70,465,922 shares	352,330	352,330
Capital surplus	421,733	427,421
Retained earnings	794,779	683,176
Treasury stock of 1,924,589 shares in 2007 and 422,468 shares in 2006, at cost	(91,040)	(20,613)
Accumulated other comprehensive income (loss)	13,764	(200)

Total stockholders’ equity	1,491,566	1,442,114

Total liabilities and stockholders’ equity	$16,024,309	$15,230,349

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(In thousands, except per share data)	2007	2006	2007	2006

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$188,863	$167,921	$549,142	$468,206
Interest and fees on loans held for sale	5,049	5,479	17,314	16,256
Interest on investment securities	38,011	37,791	112,800	111,182
Interest on federal funds sold and securities purchased under agreements to resell	6,351	5,079	20,093	8,503

Total interest income	238,274	216,270	699,349	604,147

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	31,173	26,301	88,622	68,910
Time open and C.D.’s of less than $100,000	28,541	23,238	82,777	59,417
Time open and C.D.’s of $100,000 and over	18,812	15,706	55,291	42,799
Interest on federal funds purchased and securities sold under agreements to repurchase	20,277	20,287	64,021	46,892
Interest on other borrowings	4,209	1,985	8,033	7,162

Total interest expense	103,012	87,517	298,744	225,180

Net interest income	135,262	128,753	400,605	378,967
Provision for loan losses	11,455	7,575	28,670	17,679

Net interest income after provision for loan losses	123,807	121,178	371,935	361,288

NON-INTEREST INCOME
Deposit account charges and other fees	30,148	29,723	86,740	86,130
Bank card transaction fees	26,409	24,187	75,347	69,453
Trust fees	19,823	17,805	58,448	53,616
Trading account profits and commissions	2,174	1,639	5,475	6,214
Consumer brokerage services	3,056	2,476	9,431	7,636
Loan fees and sales	2,919	1,956	6,916	8,444
Other	10,608	9,546	31,123	31,063

Total non-interest income	95,137	87,332	273,480	262,556

INVESTMENT SECURITIES GAINS, NET	1,562	3,324	4,964	9,011

NON-INTEREST EXPENSE
Salaries and employee benefits	77,312	72,169	230,335	215,133
Net occupancy	11,572	11,009	34,205	32,216
Equipment	5,761	7,109	17,875	19,129
Supplies and communication	8,546	8,073	25,638	24,338
Data processing and software	12,407	12,904	35,787	37,928
Marketing	4,775	4,397	13,952	13,372
Other	18,720	16,643	54,069	49,699

Total non-interest expense	139,093	132,304	411,861	391,815

Income before income taxes	81,413	79,530	238,518	241,040
Less income taxes	25,515	24,982	75,550	78,215

Net income	$55,898	$54,548	$162,968	$162,825

Net income per share – basic	$.82	$.78	$2.36	$2.32
Net income per share – diluted	$.81	$.77	$2.33	$2.29

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

	(Unaudited)

Balance January 1, 2007	$352,330	$427,421	$683,176	$(20,613)	$(200)	$1,442,114

Net income			162,968			162,968
Change in unrealized gain (loss) on available for sale securities, net of tax					13,620	13,620
Amortization of pension loss, net of tax					344	344

Total comprehensive income						176,932

Purchase of treasury stock				(121,156)		(121,156)
Issuance of stock under purchase and equity compensation plans		(8,486)		19,420		10,934
Net tax benefit related to equity compensation plans		1,884				1,884
Stock-based compensation		4,609				4,609
Issuance of nonvested stock awards		(3,392)		3,392		—
Cash dividends paid ($.750 per share)			(51,811)			(51,811)
Issuance in South Tulsa Financial Corp. acquisition		(303)		27,917		27,614
Adoption of FIN 48			446			446

Balance September 30, 2007	$352,330	$421,733	$794,779	$(91,040)	$13,764	$1,491,566

Balance January 1, 2006	$347,049	$388,552	$693,021	$(86,901)	$(3,883)	$1,337,838

Net income			162,825			162,825
Change in unrealized gain (loss) on available for sale securities, net of tax					10,343	10,343

Total comprehensive income						173,168

Purchase of treasury stock				(79,885)		(79,885)
Issuance of stock under purchase and equity compensation plans		(6,309)		12,245		5,936
Net tax benefit related to equity compensation plans		1,178				1,178
Stock-based compensation		3,363				3,363
Issuance of nonvested stock awards		(1,173)		1,173		—
Issuance in West Pointe Bancorp, Inc. acquisition		(1,268)		68,752		67,484
Cash dividends paid ($.700 per share)			(49,295)			(49,295)

Balance September 30, 2006	$347,049	$384,343	$806,551	$(84,616)	$6,460	$1,459,787

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30
(In thousands)	2007	2006

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$162,968	$162,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,670	17,679
Provision for depreciation and amortization	39,072	35,404
Amortization of investment security premiums, net	5,684	9,254
Investment securities gains, net(A)	(4,964)	(9,011)
Net gains on sales of loans held for sale	(4,530)	(6,044)
Originations of loans held for sale	(317,164)	(291,181)
Proceeds from sales of loans held for sale	296,652	333,829
Net (increase) decrease in trading securities	(4,702)	19,708
Stock-based compensation	4,609	3,363
Increase in interest receivable	(715)	(7,722)
Increase in interest payable	11,136	22,954
Increase in income taxes payable	4,850	11,046
Net tax benefit related to equity compensation plans	(1,884)	(1,178)
Other changes, net	(20,802)	(5,819)

Net cash provided by operating activities	198,880	295,107

INVESTING ACTIVITIES:
Net cash and cash equivalents paid in acquisitions	(14,046)	(8,498)
Proceeds from sales of investment securities(A)	35,094	164,193
Proceeds from maturities/pay downs of investment securities(A)	871,118	811,219
Purchases of investment securities(A)	(873,456)	(722,878)
Net increase in loans	(620,747)	(607,060)
Purchases of land, buildings and equipment	(42,623)	(34,950)
Sales of land, buildings and equipment	4,186	2,324

Net cash used in investing activities	(640,474)	(395,650)

FINANCING ACTIVITIES:
Net decrease in non-interest bearing demand, savings, interest checking and money market deposits	(264,677)	(193,641)
Net increase in time open and C.D.’s	228,345	442,203
Net increase in federal funds purchased and securities sold under agreements to repurchase	276,884	415,058
Additional long-term borrowings	300,000	—
Repayment of long-term borrowings	(29,015)	(139,921)
Purchases of treasury stock	(121,156)	(79,885)
Proceeds from issuance of stock under stock purchase and equity compensation plans	10,934	5,936
Net tax benefit related to equity compensation plans	1,884	1,178
Cash dividends paid on common stock	(51,811)	(49,295)

Net cash provided by financing activities	351,388	401,633

Increase (decrease) in cash and cash equivalents	(90,206)	301,090
Cash and cash equivalents at beginning of year	1,154,316	674,135

Cash and cash equivalents at September 30	$1,064,110	$975,225

(A) Available for sale and non-marketable securities

Income tax payments, net of refunds	$69,487	$70,766
Interest paid on deposits and borrowings	$287,877	$202,226

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2006 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2006 Annual Report on Form 10-K.

2.	Acquisitions

On July 1, 2007, the Company completed its previously announced acquisition of Commerce Bank in Denver, Colorado, and Commerce Bank’s results of operations are included in the Company’s consolidated financial results beginning on that date. In this transaction, the Company acquired all of the outstanding stock of Commerce Bank for $29.5 million in cash. The acquisition added $123.9 million in assets (including $74.5 million in loans), $72.2 million in deposits and the Company’s first location in Colorado. Intangible assets recognized as a result of the transaction consisted of goodwill of $15.1 million and core deposit premium of $4.9 million.

The Company acquired South Tulsa Financial Corporation (South Tulsa) on April 1, 2007, and South Tulsa’s results of operations are included in the Company’s consolidated financial results beginning on that date. In this transaction, the Company acquired the outstanding stock of South Tulsa and issued 561,951 shares of Company stock valued at $27.6 million. The valuation of Company stock was based on the average closing price of Company stock during the measurement period of March 21 through March 27. The Company’s acquisition of South Tulsa added $114.7 million in loans, $103.9 million in deposits and two branch locations in Tulsa, Oklahoma. Intangible assets recognized as a result of the transaction consisted of approximately $10.7 million in goodwill and $3.4 million in core deposit premium.

Historical pro forma information has not been presented because the effects of the acquisitions on the Company’s financial statements were not material.

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at September 30, 2007 and December 31, 2006 are as follows.

	September 30	December 31
(In thousands)	2007	2006

Business	$3,207,196	$2,860,692
Real estate – construction	686,226	658,148
Real estate – business	2,207,214	2,148,195
Real estate – personal	1,541,977	1,478,669
Consumer	1,634,982	1,435,038
Home equity	451,952	441,851
Consumer credit card	700,761	648,326
Overdrafts	20,721	10,601

Total loans	$10,451,029	$9,681,520

Included in the table above are impaired loans amounting to $25,962,000 at September 30, 2007 and $18,236,000 at December 31, 2006. A loan is impaired when, based on current information and events, it is probable that all amounts due under the contractual terms of the agreement will not be collected. Loans acquired in the South Tulsa and Denver transactions with evidence of a deterioration in credit quality were not material to the consolidated financial statements of the Company. Accordingly, the provisions of AICPA Statement of Position 03-3, which require special accounting for such loans, were not applied.

The Company’s portfolio of construction loans comprised 6.6% of total loans outstanding at September 30, 2007. These loans are predominantly made to businesses in the local markets of the banking subsidiaries. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. The table below shows the Company’s holdings of the major types of construction loans.

	Balance at
	September 30
(In thousands)	2007	% of Total

Land development	$241,403	35.2%
Residential construction	190,070	27.7%
Commercial construction	254,753	37.1%

Total real estate-construction loans	$686,226	100.0%

In addition to its basic portfolio, the Company originates other held for sale loans which it intends to sell in secondary markets. Loans held for sale amounted to $303,658,000 at September 30, 2007 compared to $278,598,000 at December 31, 2006. These loans consist mainly of student loans, amounting to $295,238,000 at September 30, 2007, in addition to $8,420,000 of certain fixed rate residential mortgage loans.

The following is a summary of the allowance for loan losses.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(In thousands)	2007	2006	2007	2006

Balance, beginning of period	$132,960	$128,446	$131,730	$128,447

Additions:
Allowance for loan losses of acquired banks	629	3,688	1,857	3,688
Provision for loan losses	11,455	7,575	28,670	17,679

Total additions	12,084	11,263	30,527	21,367

Deductions:
Loan losses	15,360	10,698	41,641	29,267
Less recoveries on loans	3,904	2,823	12,972	11,287

Net loan losses	11,456	7,875	28,669	17,980

Balance, September 30	$133,588	$131,834	$133,588	$131,834

4.	Investment Securities

Investment securities, at fair value, consist of the following at September 30, 2007 and December 31, 2006.

	September 30	December 31
(In thousands)	2007	2006

Available for sale
U.S. government and federal agency obligations	$10,075	$9,651
Government-sponsored enterprise obligations	370,264	464,567
State and municipal obligations	593,353	594,824
Mortgage-backed securities	1,949,400	1,782,443
Other asset-backed securities	343,068	354,465
Other debt securities	21,315	36,009
Equity securities	124,329	173,481

Total available for sale	3,411,804	3,415,440

Trading	17,189	6,676
Non-marketable	93,086	74,207

Total investment securities	$3,522,079	$3,496,323

Available for sale equity securities included short-term investments in money market mutual funds of $10,780,000 at September 30, 2007 and $59,973,000 at December 31, 2006. Equity securities also included common and preferred stock held by the Commerce Bancshares, Inc. holding company (the Parent) with a fair value of $92,428,000 at September 30, 2007 and $107,840,000 at December 31, 2006.

Non-marketable securities included Federal Home Loan Bank stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $49,070,000 and $35,592,000 at September 30, 2007 and December 31, 2006, respectively. Also included were venture capital and private equity investments, which amounted to $43,919,000 and $38,548,000 at September 30, 2007 and December 31, 2006, respectively. During the first nine months of 2007 and 2006, net gains of $4,211,000 and $8,257,000, respectively, were recognized on venture capital and private equity investments. The net gains consisted of both realized gains and losses upon disposal and fair value adjustments on investments held in the portfolio.

At September 30, 2007, securities carried at $2.0 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $527.0 million, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $1.5 billion at September 30, 2007.

5.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(4,095)	$21,625	$19,920	$(1,093)	$18,827
Mortgage servicing rights	1,342	(645)	697	1,338	(532)	806

Total	$27,062	$(4,740)	$22,322	$21,258	$(1,625)	$19,633

Aggregate amortization expense on intangible assets was $1,292,000 and $142,000, respectively, for the three month periods ended September 30, 2007 and 2006, and $3,115,000 and $146,000 for the nine month periods ended September 30, 2007 and 2006. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2007. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, pre-payment rates and other market conditions.

(In thousands)

2007	$4,236
2008	4,262
2009	3,740
2010	3,222
2011	2,708

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2007 are as follows. Additional intangible assets were acquired in the South Tulsa and Denver bank transactions, and adjustments were recorded to intangible assets acquired in prior years, mainly due to the finalization of core deposit premium valuation analyses.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at December 31, 2006	$97,643	$18,827	$806

Current year acquisitions	25,758	8,290	—
Adjustments to prior year acquisitions	1,687	(2,490)	—
Originations	—	—	4
Amortization	—	(3,002)	(113)

Balance at September 30, 2007	$125,088	$21,625	$697

6.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees to be received from the customer over the life of the agreement. At September 30, 2007 that net liability was $5,119,000, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $459,688,000 at September 30, 2007.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4,000,000 are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust I, amounting to $10,000,000, are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate, which was 7.94% at September 30, 2007. The rate is based on LIBOR, and resets on a quarterly basis. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was estimated to be approximately $45,366,000 at September 30, 2007. At September 30, 2007, the Company had a recorded liability of $14,067,000 in principal and accrued interest to date, representing amounts owed to the security holders.

In 2007, the Company entered into several risk participation agreements (RPAs) with other financial institutions which mitigate those institutions’ credit risk arising from interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the institution. The Company’s exposure is based on notional amounts totaling $21,151,000. At inception of each contract, the Company received a fee from the institution which was recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. At September 30, 2007 the total liability was $140,000. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on the contracts had occurred at September 30, 2007, the Company would have been required to make payments of approximately $623,000.

7.	Pension

The amount of net pension cost (income) is as follows.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
(In thousands)	2007	2006	2007	2006

Service cost – benefits earned during the period	$248	$211	$743	$763
Interest cost on projected benefit obligation	1,145	1,157	3,436	3,539
Expected return on plan assets	(1,705)	(1,800)	(5,115)	(5,400)
Amortization of unrecognized net loss	185	285	555	800

Net periodic pension cost (income)	$(127)	$(147)	$(381)	$(298)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first nine months of 2007, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2007. The higher income recognized for the defined benefit pension plan for the first nine months of 2007 over the same period in 2006 was primarily due to the greater than expected return on plan assets for the year ended September 30, 2006 (the valuation date).

A recently issued accounting pronouncement required the Company to reflect the funded status of its defined benefit pension plan on its consolidated balance sheet at December 31, 2006. Accordingly, the Company recorded a pre-tax reduction in accumulated other comprehensive income of $17,532,000, consisting of accumulated net loss, on that date. During the first nine months of 2007, $555,000 of accumulated net loss was recognized as a component of net periodic benefit cost, as shown above, and as an increase in other comprehensive income.

8.	Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
(In thousands, except per share data)	2007	2006	2007	2006

Basic earnings per share:
Net income available to common shareholders	$55,898	$54,548	$162,968	$162,825

Weighted average basic common shares outstanding	68,494	70,036	69,132	70,083
Basic earnings per share	$.82	$.78	$2.36	$2.32

Diluted earnings per share:
Net income available to common shareholders	$55,898	$54,548	$162,968	$162,825

Weighted average common shares outstanding	68,494	70,036	69,132	70,083
Net effect of nonvested stock and the assumed exercise of stock options – based on the treasury stock method using the average market price for the respective periods	751	925	798	954

Weighted average diluted common shares outstanding	69,245	70,961	69,930	71,037

Diluted earnings per share	$.81	$.77	$2.33	$2.29

9.	Other Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) consist of the unrealized holding gains and losses on available for sale investment securities and the amortization of accumulated pension loss which has been recognized in net periodic benefit cost.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
(In thousands)	2007	2006	2007	2006

Available for sale investment securities:
Net unrealized holding gains	$33,890	$36,448	$22,755	$14,597
Reclassification adjustment for (gains) losses included in net income	(678)	2,085	(753)	2,085

Net unrealized gains on securities	33,212	38,533	22,002	16,682
Income tax expense	12,621	14,642	8,382	6,339

Net holding gains on investment securities	20,591	23,891	13,620	10,343

Prepaid pension cost:
Amortization of accumulated pension loss	185	—	555	—
Income tax benefit	(70)	—	(211)	—

Accumulated pension loss	115	—	344	—

Other comprehensive income (loss)	$20,706	$23,891	$13,964	$10,343

10.	Segments

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended
September 30, 2007:
Net interest income	$98,905	$56,605	$2,324	$157,834	$(22,572)	$135,262
Provision for loan losses	8,080	3,399	—	11,479	(24)	11,455
Non-interest income	49,684	21,511	23,228	94,423	714	95,137
Investment securities gains, net	—	—	—	—	1,562	1,562
Non-interest expense	78,558	39,779	16,300	134,637	4,456	139,093

Income before income taxes	$61,951	$34,938	$9,252	$106,141	$(24,728)	$81,413

Three Months Ended September 30, 2006:
Net interest income	$95,749	$54,390	$2,381	$152,520	$(23,767)	$128,753
Provision for loan losses	7,460	512	—	7,972	(397)	7,575
Non-interest income	45,378	19,882	20,609	85,869	1,463	87,332
Investment securities gains, net	2,839	—	—	2,839	485	3,324
Non-interest expense	72,584	35,725	14,986	123,295	9,009	132,304

Income before income taxes	$63,922	$38,035	$8,004	$109,961	$(30,431)	$79,530

Nine Months Ended
September 30, 2007:
Net interest income	$294,639	$167,694	$7,092	$469,425	$(68,820)	$400,605
Provision for loan losses	24,006	4,660	—	28,666	4	28,670
Non-interest income	138,429	62,487	67,794	268,710	4,770	273,480
Investment securities gains, net	—	—	—	—	4,964	4,964
Non-interest expense	229,299	118,596	47,858	395,753	16,108	411,861

Income before income taxes	$179,763	$106,925	$27,028	$313,716	$(75,198)	$238,518

Nine Months Ended September 30, 2006:
Net interest income	$277,413	$155,734	$7,415	$440,562	$(61,595)	$378,967
Provision for loan losses	18,427	(342)	—	18,085	(406)	17,679
Non-interest income	134,597	58,495	63,464	256,556	6,000	262,556
Investment securities gains, net	2,839	—	—	2,839	6,172	9,011
Non-interest expense	215,649	107,606	45,636	368,891	22,924	391,815

Income before income taxes	$180,773	$106,965	$25,243	$312,981	$(71,941)	$241,040

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

The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At September 30, 2007, the Company had entered into two interest rate swaps with a notional amount of $13,593,000, which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, the effect of these transactions on net income is minimal. The notional amount of these types of swaps at September 30, 2007 was $291,863,000. These swaps are accounted for as free-standing derivatives and changes in their fair value were recorded in other non-interest income.

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

The Company’s derivative instruments are listed below.

	September 30, 2007			December 31, 2006
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate contracts:
Swap contracts	$305,456	$1,463	$(2,626)	$181,464	$1,185	$(2,003)
Option contracts	6,970	2	(2)	6,970	10	(10)
Credit-related contracts	21,151	—	(140)	—	—	—
Foreign exchange contracts:
Forward contracts	1,756	42	(46)	16,117	29	(20)
Option contracts	2,820	20	(20)	2,670	16	(16)
Mortgage loan commitments	6,159	11	(9)	11,529	—	(43)
Mortgage loan forward sale contracts	15,138	26	(43)	21,269	60	(14)

Total	$359,450	$1,564	$(2,886)	$240,019	$1,300	$(2,106)

12.	Income Taxes

For the third quarter of 2007, income tax expense amounted to $25,515,000 compared to $24,982,000 in the third quarter of 2006. The effective income tax rate for the Company was 31.3% in the current quarter compared to 31.4% in the same quarter last year. For the nine months ended September 30, 2007 and 2006, income tax expense amounted to $75,550,000 and $78,215,000, resulting in effective income tax rates of 31.7% and 32.4%, respectively.

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

The Company’s federal income tax returns for 2004 through 2006 remain subject to examination by the Internal Revenue Service. Most of its state tax returns for 2003 through 2006 remain subject to examination by various state jurisdictions, based on individual state statutes of limitations.

13.	Stock-Based Compensation

During the first nine months of 2007, stock-based compensation was issued in the form of stock appreciation rights (SARs) and nonvested stock. The stock-based compensation expense that has been charged against income was $1,614,000 and $1,284,000 in the three months ended September 30, 2007 and 2006, respectively, and $4,609,000 and $3,363,000 in the nine months ended September 30, 2007 and 2006, respectively.

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

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted for the first time in 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. The table below shows the fair values of SARs granted during the first nine months of 2007 and 2006, including the model assumptions for those grants.

	Nine Months
	Ended September 30
	2007	2006

Weighted per share average fair value at grant date	$12.56	$13.41
Assumptions:
Dividend yield	1.9%	1.7%
Volatility	19.9%	21.1%
Risk-free interest rate	4.6%	4.6%
Expected term	7.4 years	7.4 years

A summary of option activity during the first nine months of 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2007	3,225,100	$33.14

Granted	—	—
Forfeited	(2,986)	41.05
Expired	—	—
Exercised	(415,693)	28.39

Outstanding at September 30, 2007	2,806,421	$38.84	4.7 years	$33,821

A summary of SAR activity during the first nine months of 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2007	477,009	$49.29

Granted	473,950	49.50
Forfeited	(15,129)	49.14
Expired	(2,188)	49.12
Exercised	—	—

Outstanding at September 30, 2007	933,642	$49.40	8.9 years	$—

A summary of the status of the Company’s nonvested share awards, as of September 30, 2007, and changes during the nine month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	167,560	$41.09

Granted	73,311	47.75
Vested	(20,241)	33.42
Forfeited	(4,433)	42.16

Nonvested at September 30, 2007	216,197	$44.04

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2006 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results to be attained for any other period.

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

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $43.9 million at September 30, 2007. These private equity and venture capital securities are reported at fair value. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006

Per Share Data
Net income – basic	$.82	$.78	$2.36	$2.32
Net income – diluted	.81	.77	2.33	2.29
Cash dividends	.250	.233	.750	.700
Book value			21.79	20.55
Market price			45.89	48.16
Selected Ratios
(Based on average balance sheets)
Loans to deposits*	88.67%	85.36%	88.06%	84.34%
Non-interest bearing deposits to total deposits	5.53	5.76	5.44	5.78
Equity to loans*	13.86	14.48	14.05	14.58
Equity to deposits	12.29	12.36	12.37	12.29
Equity to total assets	9.46	9.59	9.54	9.66
Return on total assets	1.43	1.50	1.42	1.56
Return on total stockholders’ equity	15.10	15.64	14.88	16.12
(Based on end-of-period data)
Non-interest income to revenue**	41.29	40.42	40.57	40.93
Efficiency ratio***	59.81	61.16	60.64	61.05
Tier I capital ratio			10.34	11.42
Total capital ratio			11.55	12.73
Leverage ratio			8.79	9.47

*	Includes loans held for sale.
**	Revenue includes net interest income and non-interest income.
***	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Net interest income	$135,262	$128,753	5.1%	$400,605	$378,967	5.7%
Provision for loan losses	(11,455)	(7,575)	51.2	(28,670)	(17,679)	62.2
Non-interest income	95,137	87,332	8.9	273,480	262,556	4.2
Investment securities gains, net	1,562	3,324	(53.0)	4,964	9,011	(44.9)
Non-interest expense	(139,093)	(132,304)	5.1	(411,861)	(391,815)	5.1
Income taxes	(25,515)	(24,982)	2.1	(75,550)	(78,215)	(3.4)

Net income	$55,898	$54,548	2.5%	$162,968	$162,825	.1%

For the quarter ended September 30, 2007, net income amounted to $55.9 million, an increase of $1.3 million, or 2.5%, over the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.43%, the annualized return on average equity was 15.10%, and the efficiency ratio was 59.81%. Compared to the third quarter of last year, net interest income increased 5.1%, while non-interest income grew 8.9%, with increases in bank card and trust fee income. Net gains on securities transactions and valuations declined $1.8 million. The provision for loan losses was $11.5 million in the current quarter, an increase of $3.9 million. Non-interest expense grew by 5.1%, with most of the increase in salaries and employee benefits expense. Diluted earnings per share was $.81, an increase of 5.2% from $.77 per share in the third quarter of 2006.

Net income for the first nine months of 2007 was $163.0 million, and increased $143 thousand, or .1%, over the first nine months of 2006. The increase in net income was primarily due to a 5.7% increase in net interest income and a 4.2% increase in non-interest income. These effects were partly offset by a 5.1% increase in non-interest expense, in addition to a $4.1 million decrease in investment securities net gains and an $11.0 million increase in the provision for loan losses. Diluted earnings per share increased 1.7% to $2.33, compared to $2.29 for the first nine months of last year. For the nine months ended September 30, 2007, the annualized return on average assets was 1.42%, the annualized return on average equity was 14.88%, and the efficiency ratio was 60.64%.

Effective July 1, 2007, the Company completed the acquisition of Commerce Bank in Denver, Colorado, which was purchased for $29.5 million in cash. The Company’s acquisition of Commerce Bank added $123.9 million in assets (including $74.5 million in loans), $72.2 million in deposits, and one branch location. Certain intangible assets were recognized as a result of the transaction, consisting of $15.1 million of goodwill and $4.9 million of core deposit premium.

Effective April 1, 2007, the Company completed the acquisition of South Tulsa Financial Corporation (South Tulsa). In this transaction, the Company acquired the outstanding stock of South Tulsa and issued 561,951 shares of Company stock valued at $27.6 million. The Company’s acquisition of South Tulsa added $114.7 million in loans, $103.9 million in deposits and two branch locations in Tulsa, Oklahoma. Goodwill of $10.7 million and core deposit premium of $3.4 million were recorded in this transaction.

In the third quarter of 2006, the Company acquired certain assets and assumed certain liabilities of Boone National Savings and Loan Association in central Missouri, and also acquired the outstanding stock of West Pointe Bancorp, Inc. in Belleville, Illinois. These transactions added approximately $381.4 million in loans and $482.7 million in deposits.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30, 2007 vs. 2006			September 30, 2007 vs. 2006
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$19,117	$1,930	$21,047	$59,629	$21,768	$81,397
Loans held for sale	59	(489)	(430)	859	199	1,058
Investment securities:
U.S. government and federal agency securities	(1,751)	469	(1,282)	(7,070)	1,458	(5,612)
State and municipal obligations	1,377	(63)	1,314	7,942	554	8,496
Mortgage and asset-backed securities	(842)	2,158	1,316	(4,331)	6,889	2,558
Other securities	(912)	(129)	(1,041)	(2,447)	(42)	(2,489)

Total interest on investment securities	(2,128)	2,435	307	(5,906)	8,859	2,953

Federal funds sold and securities purchased under agreements to resell	1,720	(448)	1,272	11,496	94	11,590

Total interest income	18,768	3,428	22,196	66,078	30,920	96,998

Interest expense:
Deposits:
Savings	(2)	(24)	(26)	30	(34)	(4)
Interest checking and money market	2,733	2,165	4,898	5,974	13,742	19,716
Time open & C.D.’s of less than $100,000	2,711	2,592	5,303	10,208	13,152	23,360
Time open & C.D.’s of $100,000 and over	2,130	976	3,106	6,324	6,168	12,492

Total interest on deposits	7,572	5,709	13,281	22,536	33,028	55,564

Federal funds purchased and securities sold under agreements to repurchase	386	(396)	(10)	10,995	6,134	17,129
Other borrowings	2,249	(60)	2,189	919	(86)	833

Total interest expense	10,207	5,253	15,460	34,450	39,076	73,526

Net interest income, fully taxable equivalent basis	$8,561	$(1,825)	$6,736	$31,628	$(8,156)	$23,472

Net interest income in the third quarter of 2007 amounted to $135.3 million, an increase of $6.5 million, or 5.1%, compared to the third quarter of last year. The increase in net interest income was mainly the result of loan growth, partly offset by an increase in average rates paid on interest bearing deposits and higher levels of deposits and borrowings. During the third quarter of 2007, the tax equivalent net yield on earning assets was 3.77%, compared with 3.84% in the same quarter last year. For the first nine months of 2007, net interest income was $400.6 million, a $21.6 million, or 5.7%, increase over net interest income of $379.0 million in the same period of 2006. The net yield on earning assets declined by 12 basis points during the first nine months of 2007 to 3.81%, compared with 3.93% in the same period last year.

Total interest income increased $22.0 million, or 10.2%, over the third quarter of 2006. The increase was the result of higher loan interest income, which grew $21.0 million on a tax equivalent basis (excluding loans held for sale), or 12.5%. The growth in loan interest income was mainly due to an increase of $1.0 billion in average loan balances outstanding, which contributed $19.1 million in tax equivalent interest income. Loan growth included increases of $394.8 million in business loans, $122.7 million in construction loans, $138.1 million in business real estate loans, and $232.8 million in consumer loans. Also, overall average rates earned on the loan portfolio increased 8 basis points, which contributed $1.9 million in tax equivalent interest income. Results for the third quarter of 2007 included the effects of four bank acquisitions during the last 14 months, which contributed average loan growth of $361.2 million and related loan income of $7.4 million in the third quarter of 2007. Total interest income was also slightly impacted by the level and yields of the investment securities portfolio, resulting in a $307 thousand increase in tax equivalent interest income over the same quarter last year. Average yields on investment securities rose 32 basis points in the third quarter of 2007 over the third quarter of 2006, while average balances declined $212.5 million. The average tax equivalent yield on interest earning assets was 6.60% in the third quarter of 2007 compared to 6.42% in the third quarter of 2006.

Compared to the first nine months of 2006, total interest income increased $95.2 million, or 15.6%. Most of this increase resulted from higher loan balances and yields. An increase of $1.1 billion in average loan balances, coupled with a 29 basis point increase in tax equivalent rates earned, resulted in an $81.4 million increase in tax equivalent loan interest income. Average rates were higher in 2007 largely because of increases in the federal funds rate initiated by the Federal Reserve in the first half of 2006. Securities interest income in the first nine months of 2007 compared to the prior period rose $3.0 million on a tax equivalent basis, due mainly to higher yields. Average yields on securities rose 40 basis points over the prior period, partly offset by a $221.4 million decline in average balances, as proceeds from maturities and pay downs were shifted to fund loan growth. Interest earned on overnight investments grew $11.6 million over the prior period, primarily due to a $350.7 million increase in average resale agreements. The average tax equivalent yield on total interest earning assets for the nine months was 6.60% in 2007 and 6.24% in 2006.

Total interest expense increased $15.5 million, or 17.7%, compared to the third quarter of 2006. This growth occurred mainly in deposit interest expense, which increased $13.3 million due to a $744.9 million increase in average interest bearing deposit balances, in addition to a 31 basis point increase in average rates paid. The bank acquisitions mentioned above contributed growth of $323.9 million in average interest bearing deposits and related deposit expense of $3.2 million in the third quarter of 2007. While interest expense on overnight borrowings remained flat, interest expense on long-term borrowings increased $2.2 million, as average borrowings from the Federal Home Loan Bank rose $176.7 million. The average rate paid on all interest bearing liabilities increased to 3.08% in the third quarter of 2007 compared to 2.83% in the third quarter of 2006.

For the first nine months of 2007, total interest expense increased $73.6 million, or 32.7%, compared with the previous year. Interest expense on deposits rose $55.6 million, and was due to both higher balances of interest bearing deposits, which increased $840.9 million, and higher rates paid on those deposits, which increased 50 basis points. Interest expense on overnight borrowings grew $17.1 million, due to higher balances and higher rates paid on repurchase agreements. The overall average cost of total interest bearing liabilities was 3.05% for the first nine months of 2007 compared to 2.53% for the same period in 2006.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Deposit account charges and other fees	$30,148	$29,723	1.4%	$86,740	$86,130	.7%
Bank card transaction fees	26,409	24,187	9.2	75,347	69,453	8.5
Trust fees	19,823	17,805	11.3	58,448	53,616	9.0
Trading account profits and commissions	2,174	1,639	32.6	5,475	6,214	(11.9)
Consumer brokerage services	3,056	2,476	23.4	9,431	7,636	23.5
Loan fees and sales	2,919	1,956	49.2	6,916	8,444	(18.1)
Other	10,608	9,546	11.1	31,123	31,063	.2

Total non-interest income	$95,137	$87,332	8.9%	$273,480	$262,556	4.2%

Non-interest income as a % of total revenue*	41.3%	40.4%		40.6%	40.9%

*	Total revenue is calculated as net interest income plus non-interest income.

For the third quarter of 2007 total non-interest income amounted to $95.1 million, an increase of 8.9% compared with $87.3 million in the same quarter last year. This growth was mainly the result of higher deposit account, bank card, trust, bond trading and consumer brokerage services income. Deposit account fees increased $425 thousand, or 1.4%, compared with the third quarter of 2006, mainly as a result of a 10.0% increase in corporate cash management fees, which was partly offset by flat overdraft and return item fees. Bank card fees for the quarter increased $2.2 million, or 9.2%, over the same period last year, due mainly to continued growth in fees earned on debit, corporate and credit card transactions, which grew by 9.9%, 34.9% and 4.5%, respectively. Merchant fees, included in bank card revenues, decreased 8.8%, mainly due to the loss of a large merchant customer at the end of last year. Trust fees for the quarter increased $2.0 million, or 11.3%, mainly as a result of growth in personal and corporate trust fees. Bond trading income increased $535 thousand over amounts recorded in the same period last year, while consumer brokerage services revenue continued to grow this quarter and was up $580 thousand, or 23.4% over last year. Loan fees and sales increased by $963 thousand, as gains on student loan sales increased from $900 thousand in the third quarter of 2006 to $1.9 million in 2007. Other non-interest income increased $1.1 million over the same period last year as a result of small increases in cash sweep commissions and tax credit sales income and a gain recorded on the sale of a bank facility in August 2007. These increases were partly offset by an impairment loss recorded on a property currently held for sale.

Non-interest income for the nine months ended September 30, 2007 was $273.5 million compared to $262.6 million in the first nine months of 2006, resulting in a $10.9 million, or 4.2% increase. Deposit account fees rose $610 thousand, or .7%, as a result of higher corporate cash management fees, which grew $1.9 million, or 11.1%. This growth was partly offset by lower deposit account overdraft fees, which declined $1.0 million, or 1.7%. Bank card fees rose $5.9 million, or 8.5% overall, due to increases of 11.6% and 28.0%, respectively, in debit and corporate card transaction fees, partly offset by a decline in merchant fees of $1.0 million, or 7.6%, as mentioned above. Trust fees rose $4.8 million, or 9.0%, due to a 7.5% increase in personal trust account fees. Bond trading income fell $739 thousand due to lower sales activity, while consumer brokerage income increased $1.8 million. Loan fees and sales decreased by $1.5 million as gains on student loan sales declined from $5.4 million in the first nine months of 2006 to $3.7 million in 2007. Other non-interest income rose slightly overall, and included the bank facility gain mentioned above, which amounted to $1.3 million, in addition to higher cash sweep commissions. Partly offsetting these increases were the $1.1 million impairment loss also mentioned above, the receipt in 2006 of $1.2 million in non-recurring income from a Parent company equity investment, and the 2006 sale of a parking garage, which resulted in a $1.3 million gain.

Investment Securities Gains and Losses, Net

Net securities gains amounted to $1.6 million in the third quarter of 2007, compared to net gains of $3.3 million in the same quarter last year. The net gain in the current quarter included net gains of $671 thousand resulting from sales of certain equity securities owned by the Parent company, coupled with net gains of $883 thousand relating to fair value adjustments on various venture capital and private equity investments. Net securities gains of $3.3 million were recorded in the third quarter of 2006, and included a $2.2 million gain resulting from the sale of MasterCard Inc. restricted shares. In addition, the Company recorded a loss of $2.1 million on the sale of asset-backed securities. Realized gains and fair value adjustments on private equity investments during the third quarter of 2006 amounted to $3.3 million. These venture capital and private equity investments were held by the Company’s majority-owned venture capital subsidiaries. Minority interest expense pertaining to these net gains was $167 thousand and $507 thousand for the third quarter of 2007 and 2006, respectively, and was reported in other non-interest expense.

On a year to date basis, net securities gains of $5.0 million were recorded in the nine months ended September 30, 2007 compared to $9.0 million recorded in the same period in 2006.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Salaries and employee benefits	$77,312	$72,169	7.1%	$230,335	$215,133	7.1%
Net occupancy	11,572	11,009	5.1	34,205	32,216	6.2
Equipment	5,761	7,109	(19.0)	17,875	19,129	(6.6)
Supplies and communication	8,546	8,073	5.9	25,638	24,338	5.3
Data processing and software	12,407	12,904	(3.9)	35,787	37,928	(5.6)
Marketing	4,775	4,397	8.6	13,952	13,372	4.3
Other	18,720	16,643	12.5	54,069	49,699	8.8

Total non-interest expense	$139,093	$132,304	5.1%	$411,861	$391,815	5.1%

Non-interest expense for the current quarter amounted to $139.1 million, which represented an increase of $6.8 million, or 5.1%, over the expense recorded in the third quarter of last year. Excluding the effects of recent bank acquisitions, non-interest expense in the current quarter grew by 2.7% over the same period last year. Compared with the third quarter of last year, salaries and benefits expense increased $5.1 million, or 7.1%, mainly as a result of normal merit increases and the effects of the bank acquisitions, which increased salaries and benefits by approximately $1.5 million. Occupancy costs grew $563 thousand, or 5.1%, over the same quarter last year, mainly as a result of higher real estate tax expense and building services expense, partly offset by higher tenant rent income. Supplies and communication expense increased $473 thousand, or 5.9%, mainly due to higher supplies expense and postage and courier expense. Equipment costs declined $1.3 million, or 19.0%, partly due to higher costs incurred in the third quarter of 2006 relating to the relocation of a check processing function. Data processing costs declined 3.9%, reflecting lower software costs. The increase in other expense of $2.1 million over the same quarter last year was due to higher intangible assets amortization resulting from the bank acquisitions, in addition to higher professional fees. These increases were partly offset by declines in minority interest expense (related to lower private equity investment gains), legal fees and sales tax expense.

Non-interest expense increased $20.0 million, or 5.1%, over the first nine months of 2006. Salaries and employee benefits expense grew $15.2 million, or 7.1%, due to merit increases and higher costs for incentive compensation, payroll taxes, and stock-based compensation. Partly offsetting these increases was a decline in employee group medical plan expense. Bank acquisitions contributed $4.7 million of the total increase in salaries and benefits expense, with full-time equivalent employees growing from 4,900 at September 30, 2006 to 5,077 at September 30, 2007. Occupancy costs grew by $2.0 million, or 6.2%, over the same period last year, mainly as a result of higher depreciation expense and seasonal maintenance costs, partly offset by an increase in tenant rent income. Bank acquisitions contributed $1.0 million of the total increase in occupancy expense. Equipment expense declined $1.3 million, or 6.6%, mainly due to the relocation mentioned above. Supplies and communication expense increased $1.3 million, or 5.3%, mainly due to higher costs for supplies and postage and courier expense, partly offset by a decline in data network expense. Data processing and software expense decreased $2.1 million, or 5.6%, due to lower bank card processing fees and software costs. Other non-interest expense increased $4.4 million due to increases in miscellaneous operating losses, intangible assets amortization, and professional fees, partly offset by a reduction in minority interest expense.

Provision and Allowance for Loan Losses

				Nine Months Ended
	Three Months Ended			September 30
(Dollars in thousands)	Sept. 30, 2007	Sept. 30, 2006	June 30, 2007	2007	2006

Provision for loan losses	$11,455	$7,575	$9,054	$28,670	$17,679

Net loan charge-offs (recoveries):
Business	1,853	125	(11)	2,546	(697)
Credit card	5,331	4,588	5,948	17,092	12,723
Personal banking*	2,449	1,924	1,823	6,237	4,019
Real estate:
Construction	605	—	771	1,475	—
Business	744	152	179	307	(73)
Personal	71	23	38	125	73
Overdrafts	403	1,063	304	887	1,935

Total net loan charge-offs	$11,456	$7,875	$9,052	$28,669	$17,980

Annualized total net charge-offs as a percentage of average loans (excluding held for sale)	.44%	.34%	.36%	.38%	.27%

*	Includes consumer and home equity loans

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

Net loan charge-offs for the third quarter of 2007 were $11.5 million, compared with $9.1 million in the prior quarter and $7.9 million in the third quarter of last year. The increase in net loan charge-offs in the third quarter of 2007 over the third quarter of last year was the result of higher charge-offs of business, construction and business real estate, consumer credit card, and personal banking loans. Included in current quarter business loan charge-offs was a $1.4 million charge-off on a loan secured by agricultural equipment and real estate. After the charge-off, the remaining loan balance of $5.5 million was placed on non-

accrual and the collateral was liquidated. Third quarter 2007 net charge-offs increased over the second quarter of 2007 due to increases in net charge-offs of business, personal banking and business real estate loans, offset by lower consumer credit card loan charge-offs.

For the third quarter of 2007, annualized net charge-offs on average consumer credit card loans were 3.15%, compared with 3.69% in the second quarter of 2007 and 3.00% in the same period last year. Additionally, personal banking loan net charge-offs for the quarter amounted to .47% of average personal loans, compared to .37% in the previous quarter and .42% in the same period last year. The provision for loan losses for the current quarter totaled $11.5 million, and was $2.4 million higher than the previous quarter and $3.9 million higher than the third quarter of 2006. The amount of the provision to expense in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process.

Net charge-offs during the nine months ended September 30, 2007 amounted to $28.7 million, compared to $18.0 million in the comparable prior period. The increase was a result of higher business, consumer credit card, personal banking, and real estate loan charge-offs in 2007, partly offset by lower overdrafts in 2007. The annualized net charge-off ratios were .38% in the nine months ended September 30, 2007 and .27% in the same period in 2006. The provision for loan losses was $28.7 million in the first nine months of 2007 compared to $17.7 million in the same period in 2006.

The allowance for loan losses at September 30, 2007 was $133.6 million, or 1.28% of total loans, compared to $131.7 million, or 1.36%, at December 31, 2006 and $131.8 million, or 1.38%, at September 30, 2006. The increase in the allowance at September 30, 2007 compared to September 30, 2006 was the result of loan loss reserves related to bank acquisitions during the second and third quarters of 2007. The decrease in the allowance as a percentage of total loans resulted primarily from loan growth. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2007.

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

	September 30	December 31
(Dollars in thousands)	2007	2006

Non-accrual loans	$25,962	$16,708
Foreclosed real estate	15,408	1,515

Total non-performing assets	$41,370	$18,223

Non-performing assets to total loans	.40%	.19%
Non-performing assets to total assets	.26%	.12%

Loans past due 90 days and still accruing interest	$19,227	$20,376

Non-accrual loans totaled $26.0 million at September 30, 2007, and increased $9.3 million over amounts recorded at December 31, 2006. The increase was partly the result of placing one business loan of $5.5 million on non-accrual status, as mentioned above. The loan is secured by agricultural equipment and real estate which has now been sold. In addition, real estate construction non-accrual loans rose from minimal levels at year end 2006 to $4.2 million at September 30, 2007, with nearly half of this balance relating to two borrowers. At September 30, 2007, non-accrual loans were comprised mainly of business loans (47.0%), business real estate loans (29.9%), and construction loans (16.1%).

Foreclosed real estate increased to $15.4 million at September 30, 2007 compared to $1.5 million at December 31, 2006. The increase resulted from the Company’s foreclosure in September 2007 on a non-accrual construction loan totaling $11.8 million, which was secured by undeveloped land and residential lots. The undeveloped land is currently under a sale contract which is expected to close in the first quarter of 2008.

Total loans past due 90 days or more and still accruing interest amounted to $19.2 million as of September 30, 2007, and decreased $1.1 million since December 31, 2006. This decrease included declines in business, business real estate, and personal real estate loan delinquencies of $1.2 million, $795 thousand, and $511 thousand, respectively, partly offset by increases in construction ($595 thousand) and home equity ($686 thousand) loan delinquencies.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard for regulatory purposes under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $71.6 million at September 30, 2007 compared with $41.9 million at December 31, 2006. The higher balance at September 30, 2007 resulted primarily from downgrades in credit grade, partly offset by loan pay-offs or transference to non-accrual status.

Income Taxes

Income tax expense was $25.5 million in the third quarter of 2007, compared to $26.5 million in the second quarter of 2007 and $25.0 million in the third quarter of 2006. The effective income tax rate on income from operations was 31.3% in the third quarter of 2007, compared with 32.2% in the second quarter of 2007 and 31.4% in the third quarter of 2006.

Income tax expense was $75.6 million in the first nine months of 2007 compared to $78.2 million in the previous year, resulting in effective income tax rates of 31.7% and 32.4%, respectively. The effective tax rate was lower in 2007 compared to 2006 because of interest earned on higher average balances in tax exempt state and municipal investment securities, coupled with higher levels of income from the Company’s real estate investment trust subsidiaries, which are not taxable in some states.

Financial Condition

Balance Sheet

Total assets of the Company were $16.0 billion at September 30, 2007 compared to $15.2 billion at December 31, 2006. Earning assets at September 30, 2007 were $14.8 billion and consisted of 73% loans and 24% investment securities, compared to $14.0 billion at December 31, 2006.

During the first nine months of 2007, total period end loans, including those held for sale, increased $794.6 million, or 8.0%, compared with balances at December 31, 2006. The increase was the result of growth of $346.5 million in business loans, $200.0 million in consumer loans, $59.0 million in business real estate loans, $63.3 million in personal real estate loans, and $52.4 million in consumer credit card loans. Growth in business loans reflected new business, especially in regional markets, and increased borrowings by existing customers. During September, business loan growth included higher seasonal borrowings of $132 million from several large grain dealers. Consumer loan growth reflected increased demand for marine and recreational vehicle loans.

On an average basis, loans increased $1.2 billion during the first nine months of 2007 compared to the same period in 2006, or an increase of 12.5%. Loan growth occurred in nearly all loan categories, with increases of $426.8 million in business loans, $198.0 million in consumer loans, $180.4 million in business real estate loans, $158.8 million in construction loans, and $124.1 million in personal real estate loans. The overall increase in average loans included $391.0 million attributable to bank acquisitions mentioned above.

Available for sale investment securities, excluding fair value adjustments, decreased $25.6 million at September 30, 2007 compared to December 31, 2006. During the first nine months of 2007, maturities and principal pay downs of securities totaled $833.6 million. Sales during the period consisted mainly of $22.4 million in asset-backed home equity securities which, although rated AAA, were secured by sub-prime loans. These sales eliminated the Company’s exposure to sub-prime loans in the investment securities portfolio. During the same period, purchases of securities totaled $829.6 million, consisting of mortgage-backed securities ($468.0 million), federal agency securities ($153.4 million), other asset-backed securities ($180.1 million), and municipal obligations ($27.1 million).

On an average basis, available for sale investment securities, excluding fair value adjustments, declined $226.0 million, or 6.5%, during the first nine months of 2007 compared to the same period in 2006. Federal agency securities declined $214.5 million and other asset-backed securities declined $315.0 million, while municipal obligations and mortgage-backed securities increased $239.7 million and $181.2 million, respectively.

Total deposits increased by $206.9 million, or 1.8%, at September 30, 2007 compared to December 31, 2006. The increase in deposits over year end 2006 balances was due to increases of $245.5 million in premium money market accounts, $96.3 million in retail certificates of deposit, and $182.0 million in jumbo certificates of deposit. This growth was partly offset by declines of $131.1 million in interest checking accounts and $163.4 million in non-interest bearing demand deposits.

On an average basis, total deposits increased $849.3 million, or 7.7%, during the first nine months of 2007 compared to the same period in 2006. This increase included $447.3 million of deposits which were attributable to the recent bank acquisitions. The overall increase in total average deposits was mainly due to growth of $344.0 million in retail certificates of deposit, $247.4 million in premium money market accounts, and $186.5 million in jumbo certificates of deposit. While jumbo certificates of deposit increased overall, their growth slowed during the third quarter of 2007 as other funding sources were utilized, resulting in a decline of $100.1 million in third quarter average balances compared to the previous quarter.

Compared to 2006 year end balances, total short-term borrowings at September 30, 2007 increased $287.8 million, mainly due to higher overnight borrowings of federal funds at September 30. On an average basis, short-term borrowings were higher by $346.6 million during the first nine months of 2007 compared to the same period in 2006, resulting from higher levels of repurchase agreements. Other longer-term borrowings increased $291.8 million over 2006 year end balances due to new advances from the Federal Home Loan Bank of Des Moines (FHLB) during the second quarter of 2007.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). Federal funds sold and resale agreements totaled $520.5 million at September 30, 2007. These investments normally have overnight maturities and are used for general daily liquidity and collateral purposes. The fair value of the available for sale investment portfolio was $3.4 billion at September 30, 2007, and included an unrealized net gain of $39.2 million. The portfolio includes maturities of approximately $708 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. At September 30, 2007, total investment securities pledged for these purposes comprised 58% of the available for sale investment portfolio, leaving $1.4 billion of unpledged securities.

	September 30	June 30	December 31
(In thousands)	2007	2007	2006

Liquid assets:
Federal funds sold	$42,190	$80,694	$28,794
Securities purchased under agreements to resell	478,294	485,451	499,022
Available for sale investment securities	3,411,804	3,129,310	3,415,440

Total	$3,932,288	$3,695,455	$3,943,256

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2007, such deposits totaled $8.1 billion and represented 67.9% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.4 billion at September 30, 2007. These accounts are normally considered more volatile and higher costing, and comprised 12.0% of total deposits at September 30, 2007.

	September 30	June 30	December 31
(In thousands)	2007	2007	2006

Core deposit base:
Non-interest bearing demand	$1,148,991	$1,271,730	$1,312,400
Interest checking	411,714	474,470	542,797
Savings and money market	6,559,362	6,435,616	6,336,250

Total	$8,120,067	$8,181,816	$8,191,447

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $2.1 billion at September 30, 2007. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $605.4 million at September 30, 2007, and structured repurchase agreements of $500.0 million which were purchased from an upstream financial institution. The Company’s long-term debt is relatively small compared to its overall liability position. It is comprised mainly of advances from the Federal Home Loan Bank of Des Moines (FHLB), which totaled $320.3 million at September 30, 2007. Most of the balance is comprised of $300.0 million in new advances during the second quarter of 2007, which mature in 2010. These advances have fixed interest rates; however, $200.0 million are subject to conversion to floating rates by the FHLB at specific dates prior to their maturity. In addition, the Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Other outstanding long-term borrowings relate mainly to the Company’s venture capital and leasing operations.

	September 30	June 30	December 31
(In thousands)	2007	2007	2006

Borrowings:
Federal funds purchased	$953,712	$412,132	$715,475
Securities sold under agreements to repurchase	1,105,383	1,082,472	1,055,807
FHLB advances	320,277	320,601	28,215
Subordinated debentures	14,310	14,310	14,310
Other long-term debt	11,162	11,226	11,409

Total	$2,404,844	$1,840,741	$1,825,216

In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound short-term commercial paper ratings of A-1 from Standard & Poor’s and Prime-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $1.0 billion in loans and $278.3 million in investment securities. Liquidity can also be generated through the sale of jumbo certificates of deposit by the Company’s Capital Markets Group, the issuance of common or preferred stock, or privately placed debt offerings.

Cash and cash equivalents (defined as “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying balance sheets) was $1.1 billion at September 30, 2007 compared to $1.2 billion at December 31, 2006. The $90.2 million decrease resulted from changes in the various cash flows produced by the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for September 30, 2007. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $198.9 million during the first nine months of 2007. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities and changes in the level of the loan portfolio, used total cash of $640.5 million. Most of the cash outflow was due to $620.7 million in loan growth. Sales, maturities and pay downs of investment securities provided cash of $906.2 million, which was largely offset by $873.5 million in purchases of investment securities. Financing activities provided cash of $351.4 million, resulting from $300.0 million in new long-term borrowings and a $276.9 million increase in overnight borrowings. In addition, cash of $121.2 million was required by the Company’s treasury stock repurchase program and cash dividends of $51.8 million were paid. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company maintains regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			For
	September 30	December 31	Well-Capitalized
(Dollars in thousands)	2007	2006	Banks

Risk-adjusted assets	$13,057,287	$11,959,757
Tier I capital	1,349,856	1,345,378
Total capital	1,508,355	1,502,386
Tier I capital ratio	10.34%	11.25%	6.00%
Total capital ratio	11.55%	12.56%	10.00%
Leverage ratio	8.79%	9.05%	5.00%

The Company maintains a treasury stock buyback program, and in February 2007, was authorized by the Board of Directors to repurchase up to 4,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various stock compensation programs. During the current quarter, the Company purchased 650,001 shares of treasury stock at an average cost of $45.49 per share. At September 30, 2007, 1,695,284 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.250 in the first quarter of 2007, an increase of 7.3% compared to the fourth quarter of 2006, and maintained the same dividend payout in the second and third quarters of 2007. The year 2007 represents the 39th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2007 totaled $8.3 billion (including approximately $3.8 billion in unused approved credit card lines of credit). In addition, the Company enters into standby and commercial letters of credit with its business customers. These contracts amounted to $459.7 million and $28.5 million, respectively, at September 30, 2007. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $5.1 million at September 30, 2007. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some are retained for use by the Company. During the first nine months of 2007, purchases and sales of tax credits amounted to $20.0 million and $20.5 million, respectively, and at September 30, 2007, outstanding purchase commitments totaled $98.4 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets. These funding commitments amounted to $2.4 million at September 30, 2007. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.0 million at September 30, 2007.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2007 and 2006. Please refer to Note 10 in the notes to the consolidated financial statements for additional information about the Company’s operating segments.

	Nine Months Ended
	September 30		Increase (decrease)
(Dollars in thousands)	2007	2006	Amount	Percent

Consumer	$179,763	$180,773	$(1,010)	(.6)%
Commercial	106,925	106,965	(40)	—
Money management	27,028	25,243	1,785	7.1

Total segments	313,716	312,981	735	.2
Other/elimination	(75,198)	(71,941)	(3,257)	N.M.

Income before income taxes	$238,518	$241,040	$(2,522)	(1.0)%

For the nine months ended September 30, 2007, income before income taxes for the Consumer segment decreased $1.0 million, or .6%, compared to the same period in the prior year. The decline in pre-tax income was mainly due to an increase of $13.7 million, or 6.3%, in non-interest expense, coupled with a $5.6 million increase in the provision for loan losses, mainly relating to consumer credit card and marine and recreational vehicle loan net charge-offs. The increase in non-interest expense over the previous year was mainly due to higher salaries expense, occupancy expense, supplies and communication expense, corporate management fees and assigned processing costs. In addition, net investment securities gains declined $2.8 million due to the gain recorded in 2006 on the sale of MasterCard Inc. restricted shares. Partly offsetting these effects was a $17.2 million increase in net interest income. This growth resulted from a $37.2 million increase in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolios, in addition to higher loan interest income of $31.4 million, which more than offset growth of $51.2 million in deposit interest expense. Non-interest income increased $3.8 million, or 2.8%, resulting mainly from higher bank card transaction fees (primarily debit card) and consumer brokerage and insurance fees, partly offset by a decline in overdraft and return item fees and lower gains on sales of student loans.

For the nine months ended September 30, 2007, income before income taxes for the Commercial segment decreased slightly compared to the same period in the previous year. Most of the decline was due to an $11.0 million, or 10.2% increase in non-interest expense, in addition to a $5.0 million increase in net loan charge-offs. Partly offsetting these increases in expense were a $12.0 million, or 7.7%, increase in net interest income and a $4.0 million increase in non-interest income. Included in net interest income was a $52.2 million increase in loan interest income, which was partly offset by higher assigned net funding costs of $35.7 million and higher deposit interest expense of $4.6 million. Non-interest income increased over the previous year mainly as a result of higher commercial cash management fees, overdraft fees, bank card fees (mainly corporate card) and cash sweep commissions. The increase in non-interest expense included increases in salaries expense, deposit account processing costs, and corporate management fees. Net loan charge-offs were $4.7 million in the first nine months of 2007 compared to net loan recoveries of $342 thousand in the first nine months of 2006. The increase over 2006 was mainly due to charge-offs related to several specific commercial borrowers.

Money Management segment pre-tax profitability for the first nine months of 2007 was up $1.8 million, or 7.1%, over the previous year mainly due to higher non-interest income. Non-interest income increased $4.3 million, or 6.8%, mainly in personal and corporate trust fees and cash sweep commissions, partly offset by lower bond trading income. Net interest income decreased $323 thousand, or 4.4%, from the prior year. Higher net funding charges assigned to the segment’s short-term investments and borrowings, in addition to smaller increases in interest expense on deposits and borrowings, were partly offset by growth in interest income on short-term investments. Non-interest expense increased $2.2 million, or 4.9%, over the previous year due to higher salaries expense, assigned processing costs and corporate management fees.

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

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended September 30, 2007 and 2006

	Third Quarter 2007			Third Quarter 2006
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,103,903	$53,104	6.79%	$2,709,096	$46,488	6.81%
Real estate – construction	705,232	13,274	7.47	582,542	11,333	7.72
Real estate – business	2,220,136	39,674	7.09	2,082,020	36,672	6.99
Real estate – personal	1,538,279	22,941	5.92	1,450,491	20,461	5.60
Consumer	1,605,879	30,165	7.45	1,373,127	24,631	7.12
Home equity	446,208	8,538	7.59	444,979	8,738	7.79
Consumer credit card	670,973	21,704	12.83	606,882	20,030	13.09
Overdrafts	14,468	—	—	13,548	—	—

Total loans	10,305,078	189,400	7.29	9,262,685	168,353	7.21

Loans held for sale	293,610	5,049	6.82	290,465	5,479	7.48
Investment securities:
U.S. government and federal agency	397,470	4,049	4.04	591,513	5,331	3.58
State and municipal obligations(A)	595,076	6,645	4.43	472,029	5,331	4.48
Mortgage and asset-backed securities	2,095,312	25,292	4.79	2,171,567	23,976	4.38
Trading securities	16,343	219	5.32	14,223	164	4.57
Other marketable securities(A)	134,156	2,171	6.42	213,483	3,045	5.66
Non-marketable securities	98,177	1,193	4.82	86,230	1,415	6.51

Total investment securities	3,336,534	39,569	4.71	3,549,045	39,262	4.39

Federal funds sold and securities purchased under agreements to resell	511,834	6,351	4.92	378,404	5,079	5.33

Total interest earning assets	14,447,056	240,369	6.60	13,480,599	218,173	6.42

Less allowance for loan losses	(132,878)			(129,567)
Unrealized gain (loss) on investment securities	13,461			(16,049)
Cash and due from banks	471,745			461,447
Land, buildings and equipment, net	403,781			377,423
Other assets	325,857			257,938

Total assets	$15,529,022			$14,431,791

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$392,317	540	.55	$393,732	566	.57
Interest checking and money market	7,025,694	30,633	1.73	6,678,352	25,735	1.53
Time open and C.D.’s of less than $100,000	2,389,019	28,541	4.74	2,155,446	23,238	4.28
Time open and C.D.’s of $100,000 and over	1,485,637	18,812	5.02	1,320,235	15,706	4.72

Total interest bearing deposits	11,292,667	78,526	2.76	10,547,765	65,245	2.45

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,628,453	20,277	4.94	1,580,998	20,287	5.09
Other borrowings(B)	346,076	4,209	4.83	163,152	2,020	4.91

Total borrowings	1,974,529	24,486	4.92	1,744,150	22,307	5.07

Total interest bearing liabilities	13,267,196	103,012	3.08%	12,291,915	87,552	2.83%

Non-interest bearing demand deposits	660,681			644,103
Other liabilities	132,545			112,189
Stockholders’ equity	1,468,600			1,383,584

Total liabilities and equity	$15,529,022			$14,431,791

Net interest margin (T/E)		$137,357			$130,621

Net yield on interest earning assets			3.77%			3.84%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 2007 and 2006

	Nine Months 2007			Nine Months 2006
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,075,994	$156,998	6.82%	$2,649,218	$129,102	6.52%
Real estate – construction	670,077	37,436	7.47	511,236	28,288	7.40
Real estate – business	2,197,714	116,109	7.06	2,017,312	102,133	6.77
Real estate – personal	1,514,058	67,372	5.95	1,389,964	58,181	5.60
Consumer	1,529,894	84,193	7.36	1,331,847	69,111	6.94
Home equity	440,030	25,381	7.71	446,079	25,085	7.52
Consumer credit card	650,345	63,260	13.01	589,750	57,452	13.02
Overdrafts	12,701	—	—	15,142	—	—

Total loans	10,090,813	550,749	7.30	8,950,548	469,352	7.01

Loans held for sale	332,944	17,314	6.95	316,234	16,256	6.87
Investment securities:
U.S. government and federal agency	423,310	12,673	4.00	690,321	18,285	3.54
State and municipal obligations(A)	600,622	20,446	4.55	360,936	11,950	4.43
Mortgage and asset-backed securities	2,075,947	74,039	4.77	2,209,689	71,481	4.33
Trading securities	19,768	719	4.86	18,109	587	4.33
Other marketable securities(A)	135,689	6,136	6.05	200,656	8,190	5.46
Non-marketable securities	88,645	3,765	5.68	85,640	4,332	6.76

Total investment securities	3,343,981	117,778	4.71	3,565,351	114,825	4.31

Federal funds sold and securities purchased under agreements to resell	523,747	20,093	5.13	221,802	8,503	5.13

Total interest earning assets	14,291,485	705,934	6.60	13,053,935	608,936	6.24

Less allowance for loan losses	(132,150)			(128,692)
Unrealized gain (loss) on investment securities	18,799			(15,417)
Cash and due from banks	461,347			470,835
Land, buildings and equipment, net	396,968			372,072
Other assets	304,465			229,377

Total assets	$15,340,914			$13,982,110

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$398,660	1,627	.55	$391,556	1,631	.56
Interest checking and money market	6,971,670	86,995	1.67	6,668,411	67,279	1.35
Time open and C.D.’s of less than $100,000	2,348,467	82,777	4.71	2,004,486	59,417	3.96
Time open and C.D.’s of $100,000 and over	1,474,521	55,291	5.01	1,287,974	42,799	4.44

Total interest bearing deposits	11,193,318	226,690	2.71	10,352,427	171,126	2.21

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,688,512	64,021	5.07	1,341,879	46,892	4.67
Other borrowings(B)	225,125	8,033	4.77	209,378	7,200	4.60

Total borrowings	1,913,637	72,054	5.03	1,551,257	54,092	4.66

Total interest bearing liabilities	13,106,955	298,744	3.05%	11,903,684	225,218	2.53%

Non-interest bearing demand deposits	643,702			635,309
Other liabilities	126,139			92,475
Stockholders’ equity	1,464,118			1,350,642

Total liabilities and equity	$15,340,914			$13,982,110

Net interest margin (T/E)		$407,190			$383,718

Net yield on interest earning assets			3.81%			3.93%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	September 30, 2007		June 30, 2007		December 31, 2006
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$(1.2)	(.21)%	$(2.6)	(.47)%	$(4.3)	(.80)%
100 basis points rising	—	—	(.4)	(.08)	(.9)	(.17)
100 basis points falling	(1.6)	(.29)	(1.2)	(.21)	(.6)	(.10)
200 basis points falling	(2.8)	(.50)	(2.7)	(.49)	(.7)	(.13)

The Company continues to have very modest interest rate risk exposure. The table reflects a decline in the exposure of the Company’s net interest income to rising rates during the third quarter of 2007, but increasing exposure to falling rates. As of September 30, 2007, under a 200 basis point rising rate scenario, net interest income is expected to decrease by $1.2 million, or .21%, compared with a decline of $2.6 million at June 30, 2007 and a decline of $4.3 million at December 31, 2006. Under a 100 basis point increase, as of September 30, 2007, net interest income is not expected be significantly affected, compared with expected declines of $400 thousand at June 30, 2007 and $900 thousand at December 31, 2006. The Company’s exposure to falling rates during the current quarter increased slightly over the prior quarter, as under a 100 basis point falling rate scenario, net interest income would decrease by $1.6 million compared with a $1.2 million decline in the previous quarter, while under a 200 basis point decrease, net interest income would decline by $2.8 million compared with $2.7 million in the prior quarter.

As shown in the table above, the Company’s interest rate simulations for this quarter reflect a reduction in risk to rising interest rates when compared to the previous quarter. This is partly the result of higher average balances of borrowings from the FHLB at fixed rates, coupled with growth in both average consumer and commercial loans with both fixed and variable rates and relatively shorter maturities.

The same factors which reduced interest rate risk in a rising rate environment also increased risk slightly this quarter in a falling rate environment, leaving the Company subject to slightly lower levels of net interest income. The overall increase this quarter in average loans and FHLB borrowings did drive simulated net interest income lower under falling rate assumptions; however, this was somewhat mitigated by higher average balances of investment securities, which are mostly fixed rate instruments. Also, the growth this quarter of $156.7 million in average balances of federal funds purchased and repurchase agreements, which re-price daily, helped to offset potential interest rate risk under a falling rate scenario. The Company continues to believe that its overall interest rate management has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to interest rate risk.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

July 1 – 31, 2007	455,367	$45.71	455,367	1,889,918
August 1 – 31, 2007	174,613	$44.92	174,613	1,715,305
September 1 – 30, 2007	20,021	$45.62	20,021	1,695,284

Total	650,001	$45.49	650,001	1,695,284

In February 2007, the Board of Directors approved the purchase of up to 4,000,000 shares of the Company’s common stock. At September 30, 2007, 1,695,284 shares remain available to be purchased under the current authorization.

Item 6.	EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President & Secretary

Date: November 5, 2007

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 5, 2007

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002