Form 10-K
period 2007-12-31
COMMERCE BANCSHARES INC /MO/
filed 2008-02-26
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007 — Commission File No. 0-2989

COMMERCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-0889454
(State of Incorporation)	(IRS Employer Identification No.)

1000 Walnut, Kansas City, MO (Address of principal executive offices)	64106 (Zip Code)
(816) 234-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered

$5 Par Value Common Stock	The NASDAQ Stock Market LLC

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

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,542,000,000.

As of February 8, 2008, there were 71,840,379 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of shareholders, which will be filed within 120 days of December 31, 2007, are incorporated by reference into Part III of this Report.

Commerce Bancshares, Inc.

Form 10-K

PART I

Item 1.	BUSINESS

General

Commerce Bancshares, Inc. (the “Company”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns all of the outstanding capital stock of three national banking associations, which are headquartered in Missouri (the “Missouri bank”), Kansas (the “Kansas bank”), and Nebraska (the “Nebraska bank”). The Nebraska bank is limited in its activities to the issuance of credit cards. The remaining two banking subsidiaries engage in general banking business, providing a broad range of retail, corporate, investment, trust, and asset management products and services to individuals and businesses. The Company also owns, directly or through its banking subsidiaries, various non-banking subsidiaries. Their activities include underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the banking subsidiaries), venture capital investment, securities brokerage, mortgage banking, and leasing activities. The Company owns a second tier holding company that is the direct owner of both the Missouri and Kansas banks. A list of the Company’s subsidiaries is included as Exhibit 21.

The Company is one of the nation’s top 50 domestic bank holding companies, based on asset size. At December 31, 2007, the Company had consolidated assets of $16.2 billion, loans of $10.8 billion, deposits of $12.6 billion, and stockholders’ equity of $1.5 billion. All of the Company’s operations conducted by subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings or securitizations.

The Company’s goal is to be the preferred provider of targeted financial services in its communities, based on strong customer relationships. It believes in building long-term relationships based on top quality service, high ethical standards and safe, sound assets. The Company operates under a super-community banking format with a local orientation, augmented by experienced, centralized support in select critical areas. The Company’s local market orientation is reflected in its financial centers and regional advisory boards, which are comprised of local business persons, professionals and other community representatives, that assist the Company in responding to local banking needs. In addition to this local market, community-based focus, the Company offers sophisticated financial products available at much larger financial institutions.

The Missouri bank is the Company’s largest, with total assets of $14.7 billion and comprising approximately 92% of the Company’s total banking assets. The bank’s facilities are located throughout Missouri, eastern Kansas, and central Illinois, with new locations in Tulsa, Oklahoma and Denver, Colorado. Its two largest markets include St. Louis and Kansas City, which serve as the central hubs for the entire company. The Kansas bank has total assets of $1.3 billion. It has significant operations and banking facilities in the areas of Wichita, Hays, Hutchinson, and Garden City, Kansas.

The markets these banks serve, being located in the lower Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, aircraft and general manufacturing, health care, numerous service industries, food production, and agricultural production and related industries. In addition, several of the Illinois markets are located in areas with some of the most productive farmland in the world. The banks operate in real estate markets that tend to be less volatile than in other parts of the country.

The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. During 2007 the Company completed two acquisitions; acquiring the outstanding stock of South Tulsa Financial Corporation, located in Tulsa, Oklahoma, and Commerce Bank, located in Denver, Colorado. The Company also completed two acquisitions in 2006; a purchase and assumption transaction with Boone National Savings and Loan Association in Columbia, Missouri, and the acquisition of the outstanding stock of West Pointe Bancorp, Inc. in Belleville, Illinois. For additional information on acquisition and branch disposition activity, refer to pages 16 and 66.

Operating Segments

The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, bank card activities, student lending, and discount brokerage services. It provides services through a network of 210 full-service branches, a widespread ATM network of 392 machines, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2007 this retail segment contributed 57% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, leasing, and international services, as well as business and government deposit and cash management services. In 2007 it contributed 34% of total segment pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold to individuals and institutional investors through the Capital Markets group, which is also included in this segment. At December 31, 2007 the Money Management segment managed investments with a market value of $12.5 billion and administered an additional $10.2 billion in non-managed assets. Additional information relating to operating segments can be found on pages 44 and 85.

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

In addition to its regulatory powers, the Federal Reserve impacts the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have a significant effect on the operating results of financial institutions, most notably on the interest rate environment. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the financial statements of the Company.

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

Substantially all of the deposits of the Company’s subsidiary banks are insured up to the applicable limits by the Bank Insurance Fund of the FDIC, generally up to $100,000 per insured depositor and up to $250,000 for retirement accounts. The banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the federal deposit insurance funds. The FDIC is not required to charge deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. For several years, the ratio was above the minimum level and, accordingly, the Company was not required to pay premiums. However, in 2006, legislation was passed reforming the bank deposit insurance system. The reform act allowed the FDIC to raise the minimum reserve ratio and allowed eligible insured institutions an initial one-time credit to be used against premiums due. As a result, in subsequent years the Company will be assessed insurance premiums, which in years 2007 and 2008 may be partly or totally offset by the one-time credit. The Company’s one-time credit is approximately $12 million. During 2007, approximately $6 million of that credit was used, leaving a balance remaining of approximately $6 million.

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

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2007 all of the subsidiary banks were “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 89.

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

Employees

The Company and its subsidiaries employed 4,520 persons on a full-time basis and 670 persons on a part-time basis at December 31, 2007. The Company provides a variety of benefit programs including a 401K plan as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

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

Statistical Disclosure

The information required by Securities Act Guide 3 – “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	19, 52-55
II.	Investment Portfolio	34-36, 69-72
III.	Loan Portfolio
	Types of Loans	25
	Maturities and Sensitivities of Loans to Changes in Interest Rates	25
	Risk Elements	31-34
IV.	Summary of Loan Loss Experience	29-31
V.	Deposits	52-53, 74
VI.	Return on Equity and Assets	14
VII.	Short-Term Borrowings	75-76

Item 1a.	RISK FACTORS

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

The Company operates in the financial services industry, a rapidly changing environment having numerous competitors including other banks and insurance companies, securities dealers, brokers, trust and investment companies and mortgage bankers. The pace of consolidation among financial service providers is accelerating and there are many new changes in technology, product offerings and regulation. New entrants offering competitive products continually penetrate our markets. The Company must continue to make investments in its products and delivery systems to stay competitive with the industry as a whole or its financial performance may suffer.

Potential future loan losses could increase.

The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses that have been incurred at the balance sheet date within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Over the past few years, historical losses have been low and the Company’s credit loss ratios have been below industry averages, in part due to the low level of commercial loan losses. Also, while the industry has experienced low levels of loan losses for several years, loan losses on residential construction and consumer loans have risen, especially in the second half of 2007. Much of this relates to the effects of the subprime lending issues and a general housing slowdown creating an uncertain economic outlook. If the recent trend is prolonged and losses continue to increase, the Company’s results of operations could be negatively impacted by higher loan losses in the future. See the section captioned “Allowance for Loan Losses” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan loss.

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

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense, and the Company spends considerable time and resources attracting and hiring qualified people for its various business lines and support units. The unexpected loss of the services of one or more the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Item 1b.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The bank subsidiaries maintain their main offices in various multi-story office buildings. The Missouri bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut Kansas City, MO	256,000	95%	93%
1000 Walnut Kansas City, MO	403,000	84	34
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	95	92
1551 N. Waterfront
Pkwy	120,000	98	32
Wichita, KS

The Nebraska credit card bank leases its offices in Omaha, Nebraska. Additionally, certain other installment loan, trust and safe deposit functions operate out of leased offices in downtown Kansas City. The Company has an additional 204 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 144 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 18, Commitments, Contingencies and Guarantees on page 93.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007 to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 54	Controller of the Company since December 1995. Prior thereto he was Assistant Controller of the Company. He is Controller of the Company’s subsidiary banks, Commerce Bank, N.A. (Missouri, Kansas and Omaha).

Kevin G. Barth, 47	Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank, N.A. (Missouri), since October 1998. Senior Vice President of the Company and Officer of Commerce Bank, N.A. (Missouri) prior thereto.

A. Bayard Clark, 62	Chief Financial Officer and Executive Vice President of the Company since December 1995. Executive Vice President of the Company prior thereto. Treasurer of the Company from December 1995 until February 2007.

Sara E. Foster, 47	Senior Vice President of the Company since February 1998 and Vice President of the Company prior thereto.

David W. Kemper, 57	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. He is Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 54	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. (Missouri) since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. (Missouri). He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.

Charles G. Kim, 47	Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank, N.A. (Missouri) since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.

Seth M. Leadbeater, 57	Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. He has been Vice Chairman of Commerce Bank, N.A. (Missouri) since September 2004. Prior thereto he was Executive Vice President of Commerce Bank, N.A. (Missouri) and President of Commerce Bank, N.A. (Clayton, MO).

Name and Age	Positions with Registrant

Robert C. Matthews, Jr., 60	Executive Vice President of the Company since December 1989. Executive Vice President of Commerce Bank, N.A. (Missouri) since December 1997.

Michael J. Petrie, 51	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 50	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. (Missouri) prior thereto.

V. Raymond Stranghoener, 56	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto. Prior to his employment with the Company in October 1999, he was employed at BankAmerica Corp. as National Executive of the Bank of America Private Bank Wealth Strategies Group. He joined Boatmen’s Trust Company in 1993, which subsequently merged with BankAmerica Corp.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data

The following table sets forth the high and low prices of actual transactions for the Company’s common stock (CBSH) and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2007).

				Cash
	Quarter	High	Low	Dividends

2007	First	$48.35	$44.37	$.238
	Second	46.59	42.53	.238
	Third	46.10	41.22	.238
	Fourth	46.32	41.96	.238

2006	First	$47.65	$44.57	$.222
	Second	48.25	44.75	.222
	Third	46.49	44.09	.222
	Fourth	48.19	43.43	.222

2005	First	$43.19	$40.01	$.207
	Second	44.00	39.86	.207
	Third	47.27	42.83	.207
	Fourth	48.64	43.15	.207

Commerce Bancshares, Inc. common shares are listed on The Nasdaq Stock Market LLC (NASDAQ), a national securities exchange and highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Company had 4,581 shareholders of record as of December 31, 2007.

Performance Graph

The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on 12/31/2002 with dividends invested on a Total Return basis.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2007.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1 – 31, 2007	—	$—	—	1,695,284
November 1 – 30, 2007	165,513	$44.85	165,513	1,529,771
December 1 – 31, 2007	768	$45.09	768	1,529,003

Total	166,281	$44.85	166,281	1,529,003

The Company’s stock purchases shown above were made under a 4,000,000 share authorization by the Board of Directors on February 2, 2007. Under this authorization, 1,529,003 shares remained available for purchase at December 31, 2007. On February 1, 2008, the Company’s Board of Directors approved a new authorization for the purchase of up to 3,000,000 shares of Company common stock.

Item 6.	SELECTED FINANCIAL DATA

The required information is set forth below in Item 7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Commerce Bancshares, Inc. (the Company) operates as a super-community bank offering an array of sophisticated financial products delivered with high-quality, personal customer service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from approximately 350 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado using delivery platforms which include an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•	Growth in earnings per share – Diluted earnings per share declined 4.1% in 2007 compared to 2006; however, 2007 earnings included a special indemnification charge related to certain estimated litigation expenses of Visa, Inc., which is discussed further below. Excluding this charge, diluted earnings per share rose 2.0% over 2006, and has risen 6.1% and 8.3%, compounded annually, over the last 5 and 10 years, respectively.

•	Growth in total revenue – Total revenue is comprised of net interest income and non-interest income. Total revenue in 2007 grew 5.1% over 2006, which resulted from growth of $24.9 million, or 4.8%, in net interest income coupled with growth of $19.0 million, or 5.4%, in non-interest income. Total revenue has risen 3.2%, compounded annually, over the last five years.

•	Expense control – Excluding the Visa indemnification charge and the effects of recent bank acquisitions, non-interest expense grew by 3.4% this year due to prudent management oversight and expanded use of technology, and salaries and employee benefits, the largest expense component, grew by 5.3%. The operating efficiency ratio was 60.42% in 2007 compared to 60.55% in 2006.

•	Asset quality – Net loan charge-offs in 2007 increased $16.7 million over those recorded in 2006, and averaged .42% of loans compared to .29% in the previous year. While non-performing assets at year end 2007 increased to $33.4 million, this balance comprised only .32% of loans at year end 2007.

•	Shareholder return – Total shareholder return, including the change in stock price and dividend reinvestment, was 9.9% over the past 5 years and 6.8% over the past 10 years.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balance sheets):	2007	2006	2005	2004	2003

Return on total assets	1.33%	1.54%	1.60%	1.56%	1.52%
Return on stockholders’ equity	14.00	15.96	16.19	15.19	14.27
Tier I capital ratio	10.31	11.25	12.21	12.21	12.31
Total capital ratio	11.49	12.56	13.63	13.57	13.70
Leverage ratio	8.76	9.05	9.43	9.60	9.71
Equity to total assets	9.54	9.68	9.87	10.25	10.68
Non-interest income to revenue*	40.85	40.72	40.03	38.84	37.16
Efficiency ratio**	62.72	60.55	59.30	59.16	58.83
Loans to deposits***	88.49	84.73	81.34	78.71	79.96
Net yield on interest earning assets (tax equivalent basis)	3.80	3.92	3.89	3.81	4.04
Non-interest bearing deposits to total deposits	5.45	5.78	6.23	12.47	10.81
Cash dividend payout ratio	33.76	30.19	28.92	28.26	25.19

*	Revenue includes net interest income and non-interest income.

**	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

***	Includes loans held for sale.

Selected Financial Data

(In thousands, except per share data)	2007	2006	2005	2004	2003

Net interest income	$538,072	$513,199	$501,702	$497,331	$502,392
Provision for loan losses	42,732	25,649	28,785	30,351	40,676
Non-interest income	371,581	352,586	334,837	315,839	297,107
Investment securities gains, net	8,234	9,035	6,362	11,092	4,560
Non-interest expense	574,758	525,425	496,522	482,769	472,144
Net income	206,660	219,842	223,247	220,341	206,524
Net income per share-basic*	2.86	2.98	2.91	2.72	2.45
Net income per share-diluted*	2.82	2.94	2.87	2.68	2.42
Cash dividends	68,915	65,758	63,421	61,135	51,266
Cash dividends per share*	.952	.889	.829	.757	.611
Market price per share*	44.86	46.10	47.27	43.36	40.33
Book value per share*	21.28	19.63	17.95	18.06	17.58
Common shares outstanding*	71,796	73,450	74,539	79,017	82,522
Total assets	16,204,831	15,230,349	13,885,545	14,250,368	14,287,164
Loans, including held for sale	10,841,264	9,960,118	8,899,183	8,305,359	8,142,679
Investment securities	3,297,015	3,496,323	3,770,181	4,837,368	5,039,194
Deposits	12,551,552	11,744,854	10,851,813	10,434,309	10,206,208
Long-term debt	1,083,636	553,934	269,390	389,542	300,977
Stockholders’ equity	1,527,686	1,442,114	1,337,838	1,426,880	1,450,954
Non-performing assets	33,417	18,223	11,713	18,775	33,685

*	Restated for the 5% stock dividend distributed in December 2007.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2007	2006	2005	’07-’06	’06-’05	’07-’06	’06-’05

Net interest income	$538,072	$513,199	$501,702	$24,873	$11,497	4.8%	2.3%
Provision for loan losses	(42,732)	(25,649)	(28,785)	17,083	(3,136)	66.6	(10.9)
Non-interest income	371,581	352,586	334,837	18,995	17,749	5.4	5.3
Investment securities gains, net	8,234	9,035	6,362	(801)	2,673	(8.9)	42.0
Non-interest expense	(574,758)	(525,425)	(496,522)	49,333	28,903	9.4	5.8
Income taxes	(93,737)	(103,904)	(94,347)	(10,167)	9,557	(9.8)	10.1

Net income	$206,660	$219,842	$223,247	$(13,182)	$(3,405)	(6.0)%	(1.5)%

As a supplement to its GAAP (generally accepted accounting principles) financial results, the Company has provided non-GAAP operating results for the year ended December 31, 2007. The Company believes that these non-GAAP financial measures are useful because they allow investors to assess, on a consistent basis, the Company’s operating performance exclusive of items management believes are not indicative of the operations of the Company. Management uses such non-GAAP financial measures to evaluate financial results and to establish operational goals. These non-GAAP financial measures should be considered a supplement to, and not a substitute for, financial measures determined in accordance with GAAP. The non-GAAP measures presented below exclude a $21.0 million pre-tax indemnification charge recorded by the Company in the fourth quarter of 2007. This charge relates to the Company’s share of certain estimated Visa litigation costs, which are explained in more detail in the Non-Interest Expense section of this discussion.

Comparison of GAAP and Non-GAAP Information

				$ Change		% Change
(Dollars in thousands)	2007	2006	2005	’07-’06	’06-’05	’07-’06	’06-’05

Non-interest expense (GAAP)	$574,758	$525,425	$496,522	$49,333	$28,903	9.4%	5.8%
Indemnification obligation	(20,951)	—	—	(20,951)	—-	N.M.	N.M.

Operating non-interest expense (non-GAAP)	$553,807	$525,425	$496,522	$28,382	$28,903	5.4%	5.8%

Net income (GAAP)	$206,660	$219,842	$223,247	$(13,182)	$(3,405)	(6.0)%	(1.5)%
Indemnification obligation, net of tax	13,199	—	—	13,199	—	N.M.	N.M.

Operating net income (non-GAAP)	$219,859	$219,842	$223,247	$17	$(3,405)	—%	(1.5)%

GAAP basis:
Basic earnings per share	$2.86	$2.98	$2.91
Diluted earnings per share	2.82	2.94	2.87
Return on average assets	1.33%	1.54%	1.60%
Return on average equity	14.00%	15.96%	16.19%
Efficiency ratio	62.72%	60.55%	59.30%
Non-GAAP basis:
Basic earnings per share	$3.04	$2.98	$2.91
Diluted earnings per share	3.00	2.94	2.87
Return on average assets	1.42%	1.54%	1.60%
Return on average equity	14.89%	15.96%	16.19%
Efficiency ratio	60.42%	60.55%	59.30%

The Company’s diluted earnings per share, based on operating results as shown in the table above, amounted to $3.00 in 2007 compared to $2.94 in 2006, an increase of 2.0%. Operating net income for 2007 was

$219.9 million, relatively unchanged from 2006. The operating return on average assets amounted to 1.42% compared to 1.54% last year, and the operating return on average equity totaled 14.89% compared to 15.96% last year. The operating efficiency ratio was 60.42% in 2007 compared with 60.55% in 2006.

Financial results for 2007 compared to 2006 included growth in net interest income and non-interest income. These increases to net income were offset by a higher provision for loan loss and an increase in non-interest expense. Net interest income increased $24.9 million, or 4.8%, reflecting growth in average loan balances and higher average overall rates earned on loans and investment securities, partly offset by declining average balances in investment securities. Countering these effects was a rise in interest expense on deposit accounts and short-term borrowings, resulting from increases in interest rates on virtually all deposit accounts, coupled with growth in certificate of deposit balances and higher average short-term borrowings. Non-interest income rose $19.0 million, or 5.4%, largely due to increases of 9.1% in bank card fees, 1.6% in deposit account fees, and 9.2% in trust revenues. Operating non-interest expense grew $28.4 million, or 5.4%, which was mainly the result of a 7.1% increase in salaries and benefits. Additional smaller increases occurred in occupancy, supplies and communication expense, and marketing expense. The provision for loan losses increased $17.1 million to $42.7 million, reflecting higher incurred losses in nearly all loan categories, with the largest increases in business, consumer credit card and personal banking loans. Income tax expense declined 9.8% in 2007 and resulted in an effective tax rate of 31.2%, compared to an effective tax rate of 32.1% in the prior year. The decrease in income tax expense in 2007 occurred mainly due to the change in the mix of taxable and nontaxable income.

The decline in net income in 2006 compared to 2005 was due to higher non-interest expense and income tax expense, partly offset by an increase in net interest income, growth in non-interest income, and a lower loan loss provision. Net interest income increased $11.5 million, or 2.3%, reflecting the effects of higher average overall rates earned on loans and growth in average loan balances, partly offset by declining average balances in investment securities. Also, interest expense on deposit accounts and short-term borrowings rose, mainly related to increases in interest rates on deposit accounts and borrowings, coupled with growth in certificate of deposit balances. Non-interest income rose $17.7 million, or 5.3%, largely due to increases of 10.0% in bank card fees, 2.2% in deposit account fees, and 5.7% in trust revenues. Non-interest expense grew 5.8%, mainly the result of higher salaries and benefits (up 5.5%), with additional increases of 6.5% in occupancy, 10.6% in equipment, and 5.7% in data processing and software costs. The provision for loan losses decreased $3.1 million to $25.6 million, reflecting lower incurred losses, especially in credit card and personal banking loans. Income tax expense increased 10.1% in 2006 and resulted in an effective tax rate of 32.1%, which increased from a tax rate of 29.7% in the prior year. The increase in income tax expense in 2006 occurred largely because tax benefits of $13.7 million, representing the effects of certain corporate restructuring initiatives, were recognized in 2005 and these benefits did not recur in 2006.

The Company completed two bank acquisitions during 2007. On April 1, 2007, the Company acquired South Tulsa Financial Corporation (South Tulsa). In this transaction, the Company acquired the outstanding stock of South Tulsa and issued shares of Company stock valued at $27.6 million. The Company’s acquisition of South Tulsa added two branch locations in Tulsa, Oklahoma. On July 1, 2007, the Company acquired Commerce Bank in Denver, Colorado. In this transaction, the Company acquired all of the outstanding stock of Commerce Bank for $29.5 million in cash. The acquisition added the Company’s first location in Colorado.

During 2006, the Company also acquired two banks. The first acquisition was in July 2006, when the Company, through a bank subsidiary, acquired certain assets and assumed certain liabilities of Boone National Savings and Loan Association (Boone) in a purchase and assumption agreement for cash of $19.1 million. Boone operated four branches in central Missouri. In September 2006, the Company acquired the outstanding stock of West Pointe Bancorp, Inc. (West Pointe) in Belleville, Illinois, which operated five branch locations in the greater St. Louis area. The total purchase price of $80.5 million consisted of cash of $13.1 million and shares of Company stock valued at $67.5 million.

The transactions discussed above are collectively referred to as “bank acquisitions” throughout the remainder of this report. Additional information about acquired balances and intangible assets recognized is presented below.

	2007		2006
(In millions)	Denver	South Tulsa	Boone	West Pointe

Purchase price	$29.5	$27.6	$19.1	$80.5
Acquired balances:
Total assets, including intangible assets recognized	123.9	142.4	147.2	508.8
Loans	74.5	114.7	126.4	255.0
Deposits	72.2	103.9	100.9	381.8
Intangible assets recognized:
Goodwill	15.1	10.6	15.6	38.3
Core deposit premium	4.9	3.4	2.6	14.9
Mortgage servicing rights	—	—	.3	.5

The Company continually evaluates the profitability of its network of bank branches throughout its markets. As a result of this evaluation process, the Company may periodically sell the assets and liabilities of certain branches, or may sell the premises of specific banking facilities. During the last three years, the Company has sold three or four bank facilities each year, realizing pre-tax gains on these sales of $1.6 million, $579 thousand and $802 thousand during 2007, 2006 and 2005, respectively. In January 2008, the Company agreed to sell its branch in Independence, Kansas, with loans of $29 million and deposits of $83 million. The transaction is expected to close in the second quarter of 2008, at which time the Company expects to receive a purchase premium of $7.2 million in cash.

The Company distributed a 5% stock dividend for the fourteenth consecutive year on December 13, 2007. All per share and average share data in this report has been restated to reflect the 2007 stock dividend.

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

The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, lease, construction and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage, consumer credit card and other consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Further explanation of the methodologies used in establishing the allowance is provided in the Allowance for Loan Losses section of this discussion.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $45.3 million at December 31, 2007. These private equity and venture capital securities are reported at fair value. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

As more fully discussed in Notes 1 and 9 of the consolidated financial statements, the Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Accrued income taxes represent the net amount of current income taxes which are expected to be paid attributable to operations as of the balance sheet date. Deferred income taxes represent the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Current and deferred income taxes are reported as either a component of other assets or other liabilities in the consolidated balance sheets, depending on whether the balances are assets or liabilities. Judgment is required in applying the principles of SFAS No. 109. The Company regularly monitors taxing authorities for changes in laws and regulations and their interpretations by the judicial systems. The aforementioned changes, and changes that may result from the resolution of income tax examinations by federal and state taxing authorities, may impact the estimate of accrued income taxes and could materially impact the Company’s financial position and results of operations.

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

	2007			2006

	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$77,356	$14,896	$92,252	$35,616	$87,585	$123,201
Loans held for sale	412	(260)	152	16,783	4,348	21,131
Investment securities:
U.S. government and federal agency obligations	(8,190)	1,878	(6,312)	(15,977)	(1,174)	(17,151)
State and municipal obligations	8,058	251	8,309	11,923	713	12,636
Mortgage and asset-backed securities	(3,547)	9,520	5,973	(24,993)	6,285	(18,708)
Other securities	(3,126)	(2,090)	(5,216)	(75)	5,205	5,130
Federal funds sold and securities purchased under agreements to resell	11,852	(1,608)	10,244	5,965	5,570	11,535

Total interest income	82,815	22,587	105,402	29,242	108,532	137,774

Interest expense
Interest bearing deposits:
Savings	(5)	(132)	(137)	(29)	974	945
Interest checking and money market	8,541	11,248	19,789	321	41,805	42,126
Time open and C.D.’s of less than $100,000	11,563	13,970	25,533	10,150	24,677	34,827
Time open and C.D.’s of $100,000 and over	9,001	6,357	15,358	9,579	18,023	27,602
Federal funds purchased and securities sold under agreements to repurchase	10,826	2,484	13,310	(7,785)	29,163	21,378
Other borrowings	5,346	(315)	5,031	(5,819)	2,099	(3,720)

Total interest expense	45,272	33,612	78,884	6,417	116,741	123,158

Net interest income, fully taxable equivalent basis	$37,543	$(11,025)	$26,518	$22,825	$(8,209)	$14,616

Net interest income was $538.1 million in 2007, representing an increase of $24.9 million, or 4.8%, compared to $513.2 million in 2006. Net interest income increased $11.5 million, or 2.3%, in 2006 compared to $501.7 million in 2005. The increase in net interest income in 2007 resulted mainly from growth of $92.3 million in tax equivalent loan interest income, due mainly to higher average balances and yields, and an increase in tax equivalent interest on investment securities of $2.8 million, mainly due to higher yields. Also, interest earned on federal funds sold and securities purchased under agreements to resell (resale agreements) increased $10.2 million, due mainly to higher balances. Offsetting these increases in interest income were higher deposit interest costs of $60.5 million as a result of higher balances and rates paid, coupled with increased interest expense on borrowings, which grew by $18.4 million. The increase in rates on both interest earning assets and interest bearing liabilities was the result of increases in the federal funds rate initiated by the Federal Reserve throughout 2005 and 2006 which impacted average balances and rates for the full year in 2007. The tax equivalent net yield on earning assets decreased 12 basis points to 3.80% in 2007 compared to 3.92% in 2006.

During 2006, net interest income increased $11.5 million compared to 2005. The increase was largely the result of growth in loan interest income due to higher yields and average balances, but was partly offset by an increase in interest expense due to higher deposit rates and balances, in addition to higher rates paid on federal funds purchased and securities sold under agreements to repurchase (repurchase agreements).

Total interest income in 2007 was $936.1 million, compared to $832.3 million in 2006 and $697.6 million in 2005. On a tax equivalent basis, interest income increased $105.4 million in 2007, or 12.6%, as a result of growth in interest on loans ($92.3 million tax equivalent), investment securities ($2.8 million tax equivalent) and federal funds sold and resale agreements ($10.2 million). The growth in interest on loans resulted from higher average balances in commercial loans of $703.7 million (consisting of business, construction and business real estate loans) and in personal loans of $381.1 million (consisting of personal real estate, home equity, consumer and consumer credit card loans). This growth in average balances also resulted from four bank acquisitions occurring in 2006 and 2007, which increased average loan balances by $337.8 million in 2007. As a result of the increases in the federal funds rate in previous years as mentioned above, rates on most lending products increased, contributing approximately $14.9 million (tax equivalent) to the growth in loan interest income. The overall tax equivalent rate earned on loans, excluding loans held for sale, was 7.23% in 2007 compared to 7.08% in 2006, or an increase of 15 basis points.

The $2.8 million increase in tax equivalent interest income on investment securities was mainly the result of higher rates earned on mortgage and other asset-backed securities and U.S. government and agency securities, which contributed $11.4 million to interest income. In addition, higher average balances of municipal investment securities and mortgage-backed securities contributed to the increase. Offsetting these increases, however, were the effects of lower average balances in U.S. government and agency securities, other asset-backed securities, and short-term money market investments. The increase in interest on federal funds sold and resale agreements was mainly due to higher average balances of overnight resell agreements, which are used for funding and pledging purposes.

The overall tax equivalent rate earned on total interest earning assets amounted to 6.56% in 2007 compared to 6.32% in 2006, or an increase of 24 basis points.

Interest expense increased $78.9 million, or 24.7%, in 2007 compared to 2006 primarily as a result of higher interest expense on both deposit accounts and other borrowings. Interest expense on deposits increased $60.5 million as a result of higher rates on virtually all deposit products, coupled with growth in average balances of money market accounts and short-term certificates of deposit. The higher average balances occurred notably in the Company’s premium money market product, which requires higher customer balances but also pays higher rates, due to the general rate environment and promotions during the year. Average short-term certificate of deposit balances grew by $751.2 million partly due to customer preference, but also due to efforts by the Company to attract jumbo certificates of deposit from commercial sources in an effort to diversify funding sources. Also, the four bank acquisitions completed in 2006 and 2007, noted above, contributed to the growth in average deposits by $362.8 million.

Interest expense on other borrowings increased $18.4 million, mainly due to higher average balances in repurchase agreements and higher rates on these balances, but offset by lower average balances of federal funds purchased. The increase in the average balances of repurchase agreements was mainly due to the acquisition in August 2006 of $500.0 million in term structured repurchase agreements, which were acquired to mitigate the risk of falling interest rates. In addition, average advances from the Federal Home Loan Bank grew $103.8 million as the Company further diversified its funding sources.

The overall rate paid on interest-bearing liabilities increased from 2.63% in 2006 to 3.01% in 2007, or an increase of 38 basis points.

Interest income increased in 2006 by $134.7 million, or 19.3%, as a result of a $144.3 million increase in tax equivalent loan interest income, offset slightly by an $18.1 million decrease in interest income from investment securities. The tax equivalent average yield on interest earning assets was 6.32% in 2006 compared to 5.40% in 2005, representing a 92 basis point increase. Interest income on loans increased in 2006 over 2005 as a result of a 98 basis point increase in the average yield, coupled with an $859.9 million, or 10.0%, increase in average balances. Approximately $137.1 million of the increase in average loan balances was the result of bank acquisitions in 2006, which contributed $10.2 million to interest income earned on loans in 2006. Excluding the impact of the acquisitions, the increase in average loan balances compared to 2005 was $722.8 million, or 8.4%. The average yield on investment securities increased 36 basis points, which was offset by a $763.5 million, or 17.7%, decrease in investment securities average balances, resulting in an overall decrease of $18.1 million in interest income earned on the investment portfolio in 2006 compared to 2005. The Company funded its loan growth principally by reducing its investment securities portfolio, in addition to growth in its overall deposit base.

Interest expense increased $123.2 million, or 62.9%, in 2006 compared to 2005 as a result of the rising interest rate environment and increases in average deposit balances. Interest expense on deposits increased $105.5 million, or 78.3%, in 2006 over the previous year as a result of a 92 basis point average rate increase, coupled with growth of $607.9 million, or 6.2%, in average interest bearing deposit balances. Approximately $147.8 million of the increase in average interest bearing deposit balances was a result of bank acquisitions in 2006. Bank acquisitions incurred $5.1 million of deposit interest expense in 2006. Excluding the impact of bank acquisitions, the increase in average interest bearing deposits compared to 2005 was $460.1 million, or 4.7%. Additionally, interest expense on federal funds purchased and repurchase agreements increased $21.4 million, or 43.8%, resulting primarily from an increase of 179 basis points in rates paid. Average borrowings of federal funds purchased and repurchase agreements declined 9.6% primarily due to a decrease in federal funds purchased as a result of lower liquidity needs, offset by growth in average repurchase agreement balances. Contributing to the increase in repurchase agreements was the addition of $500.0 million in structured repurchase agreements, mentioned above.

Provision for Loan Losses

The provision for loan losses was $42.7 million in 2007, compared with $25.6 million in 2006 and $28.8 million in 2005. The $17.1 million, or 66.6%, increase in the 2007 provision for loan losses reflected higher incurred losses in almost all loan categories. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2007	2006	2005	’07-’06	’06-’05

Deposit account charges and other fees	$117,350	$115,453	$112,979	1.6%	2.2%
Bank card transaction fees	103,613	94,928	86,310	9.1	10.0
Trust fees	78,840	72,180	68,316	9.2	5.7
Consumer brokerage services	12,445	9,954	9,909	25.0	.5
Trading account profits and commissions	8,647	8,132	9,650	6.3	(15.7)
Loan fees and sales	8,835	10,503	12,838	(15.9)	(18.2)
Other	41,851	41,436	34,835	1.0	18.9

Total non-interest income	$371,581	$352,586	$334,837	5.4%	5.3%

Non-interest income as a % of total revenue*	40.8%	40.7%	40.0%
Total revenue per full-time equivalent employee	$179.0	$175.5	$172.9

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income was $371.6 million in 2007, which was a $19.0 million, or 5.4%, increase over 2006. In 2007, deposit account fees rose $1.9 million, or 1.6%, as a result of higher corporate cash management fees, which grew by $2.8 million, or 12.2%. The growth in cash management fees was mainly due to increased sales of products, coupled with increased usage. It was partly offset by a slight decline in deposit account overdraft fees. Bank card fees increased $8.7 million, or 9.1%, over the prior year, primarily due to higher fees earned on debit and corporate card transaction fees, which grew by 12.2% and 30.0%, respectively. The growth in debit card transaction fees resulted from greater utilization by consumers and acceptance by retail businesses, which increased volumes. The growth in corporate card fees was attributable to transaction fees from commercial businesses and non-profit enterprises that are utilizing these electronic transactions in greater proportion, in addition to increased sales efforts to build business in areas outside the Company’s retail footprint. These increases were partly offset by a decline in merchant fees of 6.8%, mainly due to the loss of a large merchant customer at the end of last year. Trust fees rose $6.7 million, or 9.2%, mainly due to an 8.3% increase in private client account fees and a 14.7% increase in corporate and institutional trust account fees. Sales efforts in 2007 resulted in new annualized fees of $5.0 million, an increase of 11.5%, for private client accounts and $1.1 million for corporate and institutional trust accounts. Total trust assets, upon which fees are charged, grew to $22.7 billion, an increase of 7.2%. Consumer brokerage services revenue rose $2.5 million, or 25.0%, mainly due to growth in annuity commissions and mutual fund fees. In addition, due to recent Company initiatives, fees resulting from account management and sales of various insurance products have also increased. Bond trading income increased $515 thousand, mainly due to an increase in underwriting fees on customer debt issues, in addition to higher corporate and correspondent bank sales. Loan fees and sales decreased $1.7 million as gains on student loan sales declined from $6.3 million in 2006 to $4.5 million in 2007, which resulted from narrowing profit margins on loans sold to various servicing institutions. Other non-interest income rose $415 thousand over the prior year, largely due to increases of $1.1 million in cash sweep commission income and $1.0 million in gains on sales of various bank facilities. Additional increases occurred in fees on tax credit sales and international transaction fee income. These increases were partly offset by impairment losses of $1.3 million recorded on several properties and the receipt in 2006 of $1.2 million in non-recurring income from an equity investment held by Commerce Bancshares, Inc., the parent holding company (the “Parent”).

In 2006, non-interest income increased $17.7 million, or 5.3%, to $352.6 million. Compared to 2005, deposit account fees increased $2.5 million, or 2.2%, as a result of higher deposit account overdraft fees, which grew $3.7 million, or 4.7%. This growth was partly offset by lower cash management fee income and lower deposit account service charges. The growth in overdraft fees was mainly due to higher unit prices, partly offset by lower transaction volumes. The decline in corporate cash management fees continued to be affected by the higher interest rate environment in 2006, which tended to reduce cash fees paid by corporate customers. Bank card fees rose $8.6 million, or 10.0% overall, primarily due to solid growth in corporate card and debit card fee income, which grew by 21.8% and 17.5%, respectively. Trust fees increased $3.9 million, or 5.7%, due to a 5.2% increase in private client account fees and a 6.4% increase in corporate and institutional trust account fees. Bond trading income fell $1.5 million due to lower sales of fixed income securities to bank and corporate customers, while consumer brokerage income was relatively flat. Loan fees and sales decreased by $2.3 million as gains on sales of student loans declined from $8.0 million in 2005 to $6.3 million in 2006, and fewer transactions occurred. Other non-interest income rose $6.6 million, which included growth of $2.2 million in operating lease-related income, in addition to the non-recurring income from a Parent company equity investment. Higher sweep fees and check sales income were also recorded.

Investment Securities Gains, Net

Net gains and losses on investment securities during 2007, 2006 and 2005 are shown in the table below. Included in these amounts are gains and losses arising from sales of bonds from the banks’ available for sale portfolio, in addition to sales of publicly traded equity securities held by the Parent. Also shown are gains and losses relating to non-marketable private equity and venture capital investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. Minority interest expense pertaining to these net gains is reported in other non-interest expense, and totaled $389 thousand, $2.2 million and $383 thousand in 2007, 2006 and 2005, respectively. In 2006 the Company sold its shares of MasterCard Inc., which it had acquired through MasterCard’s reorganization and initial public offering in the same year.

(Dollars in thousands)	2007	2006	2005

Available for sale:
Bonds	$1,069	$(2,083)	$5,080
Equity securities	1,858	—	—
Non-marketable:
Private equity and venture investments	5,307	8,278	1,282
MasterCard restricted stock	—	2,840	—

Total investment securities gains, net	$8,234	$9,035	$6,362

Non-Interest Expense

				% Change
(Dollars in thousands)	2007	2006	2005	’07-’06	’06-’05

Salaries	$265,378	$244,887	$234,440	8.4%	4.5%
Employee benefits	43,390	43,386	38,737	—	12.0
Net occupancy	45,789	43,276	40,621	5.8	6.5
Equipment	24,121	25,665	23,201	(6.0)	10.6
Supplies and communication	34,162	32,670	33,342	4.6	(2.0)
Data processing and software	49,081	50,982	48,244	(3.7)	5.7
Marketing	18,199	17,317	17,294	5.1	.1
Indemnification obligation	20,951	—	—	N.M.	N.M.
Other	73,687	67,242	60,643	9.6	10.9

Total non-interest expense	$574,758	$525,425	$496,522	9.4%	5.8%

Efficiency ratio	62.7%	60.6%	59.3%
Salaries and benefits as a% of total non-interest expense	53.7%	54.9%	55.0%
Number of full-time equivalent employees	5,083	4,932	4,839

Non-interest expense was $574.8 million in 2007, which included a non-cash expense charge of $21.0 million related to the Company’s indemnification obligation to share certain estimated litigation costs of Visa, Inc. (Visa). The expense charge was the result of revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The expense charge relates to Visa’s American Express litigation, which was settled by Visa in November 2007, and other Visa litigation, including the Discover and other interchange litigation, which has not yet been settled. As part of the reorganization, Visa plans an initial public offering early in 2008, and part of the proceeds from the offering representing the member banks’ proportionate share will be placed in escrow and used to fund the actual litigation settlements when they occur. The Company currently anticipates that its proportional share of the proceeds of the Visa initial public offering will more than offset its liabilities related to the Visa litigation.

Excluding the Visa indemnification charge, non-interest expense was $553.8 million in 2007, and grew 5.4% over 2006. Salaries and benefits expense grew by $20.5 million, or 7.1%, due to merit increases, incentive compensation, payroll taxes and the effects of the recent bank acquisitions, which contributed $5.4 million of this increase. Partly offsetting these increases was a decline in employee group medical plan expense, resulting from favorable claims experience. Occupancy expense increased by $2.5 million, or 5.8%, over last year mainly as a result of seasonal maintenance costs, higher building depreciation and real estate taxes. Higher rent income from tenants, resulting from an increase in overall building occupancy, partly offset these expenses. Equipment expense declined by $1.5 million, or 6.0%, mainly due to declines in depreciation expense on data processing equipment and maintenance contract expense, in addition to relocation costs of a check processing function in 2006. Supplies and communication costs grew by $1.5 million, or 4.6%, mainly due to higher costs for supplies, postage and courier expense, partly offset by a decline in data network expense. Data processing and software expense declined $1.9 million, or 3.7%, mainly due to lower license costs related to online banking systems and a decline in bank card processing fees. A smaller variance occurred in marketing expense, which increased $882 thousand, or 5.1%, over the prior year. Other non-interest expense increased $6.4 million, or 9.6%, in 2007 due to increases in intangible asset amortization (resulting from recent bank acquisitions), bank card and other fraud losses, and dues and subscription expense. Partly offsetting these increases were declines in minority interest expense and foreclosed property expense.

In 2006, non-interest expense was $525.4 million, an increase of $28.9 million, or 5.8%, over 2005. Compared with the prior year, salaries and benefits expense grew $15.1 million, or 5.5%, due to normal merit increases and higher costs for incentive compensation, medical insurance, and payroll taxes. In addition, the effects of the bank acquisitions occurring in 2006 increased salaries and benefits by approximately $2.4 million. Partly offsetting these increases was a decline in stock-based compensation of $1.8 million, which resulted from the implementation in 2006 of estimated forfeiture accounting requirements and a slightly longer vesting period for new grants. Net occupancy costs grew $2.7 million, or 6.5%, compared to the prior year, mainly as a result of a full year of depreciation, real estate taxes and utilities expense incurred on two office buildings purchased in 2005, in addition to costs related to several branch facilities constructed during 2006. These increases were partly offset by lower net rent expense as certain banking offices were moved from leased facilities to the new buildings and office space was leased to outside tenants. In addition, in 2006 the Company recorded an asbestos abatement obligation on an office building in downtown Kansas City, which increased occupancy expense by $854 thousand. Equipment expense increased $2.5 million, or 10.6%, mainly due to higher equipment depreciation expense and the relocation of a check processing function mentioned above. Data processing and software expense increased $2.7 million, or 5.7%, due to higher bank card processing fees, online banking fees and software amortization expense. Software amortization expense increased mainly due to the installation of new data system applications, while bank card processing fees increased commensurate with the increase in bank card fee income mentioned above. Smaller variances occurred in marketing, which increased slightly, while lower telephone and network costs resulted in a reduction in supplies and communication expense of $672 thousand. Other non-interest expense increased $6.6 million due to increases in legal and professional fees, operating lease depreciation, foreclosed property expense (related to a single property acquired and subsequently sold in 2006) and minority interest expense relating to investment gains recorded by venture capital affiliates. Partly offsetting these increases were lower processing losses and bank card fraud losses.

Income Taxes

Income tax expense was $93.7 million in 2007, compared to $103.9 million in 2006 and $94.3 million in 2005. Income tax expense in 2007 decreased 9.8% from 2006, compared to a 7.2% decrease in pre-tax income. The effective tax rate was 31.2%, 32.1% and 29.7% in 2007, 2006 and 2005, respectively. The Company’s effective tax rates in those years were lower than the federal statutory rate of 35% mainly due to tax exempt interest on state and municipal obligations and, in 2005, the recognition of additional tax benefits from various corporate reorganization initiatives. These tax benefits, which amounted to $13.7 million in 2005, did not reoccur in 2007 or 2006.

Financial Condition

Loan Portfolio Analysis

A schedule of average balances invested in each category of loans appears on page 52. Classifications of consolidated loans by major category at December 31 for each of the past five years are as follows. The Company’s student loan portfolio was classified as held for sale in the first quarter of 2006, and is not included in the table below for 2006 and 2007. Refer to the following section, Loans Held For Sale, for information regarding student loans.

	Balance at December 31
(In thousands)	2007	2006	2005	2004	2003

Business	$3,257,047	$2,860,692	$2,527,654	$2,246,287	$2,102,605
Real estate – construction	668,701	658,148	424,561	427,124	427,083
Real estate – business	2,239,846	2,148,195	1,919,045	1,743,293	1,875,069
Real estate – personal	1,540,289	1,478,669	1,352,339	1,329,568	1,325,999
Consumer	1,648,072	1,435,038	1,287,348	1,193,822	1,150,732
Home equity	460,200	441,851	448,507	411,541	352,047
Student	—	—	330,238	357,991	355,763
Consumer credit card	780,227	648,326	592,465	561,054	526,653
Overdrafts	10,986	10,601	10,854	23,673	14,123

Total loans	$10,605,368	$9,681,520	$8,893,011	$8,294,353	$8,130,074

The contractual maturities of loan categories at December 31, 2007, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,704,381	$1,274,730	$277,936	$3,257,047
Real estate – construction	403,394	251,142	14,165	668,701
Real estate – business	709,508	1,254,621	275,717	2,239,846
Real estate – personal	136,099	301,669	1,102,521	1,540,289

Total business and real estate loans	$2,953,382	$3,082,162	$1,670,339	7,705,883

Consumer(1)				1,648,072
Home equity(2)				460,200
Consumer credit card(3)				780,227
Overdrafts				10,986

Total loans, net of unearned income				$10,605,368

Loans with fixed rates	$610,009	$1,662,509	$506,821	$2,779,339
Loans with floating rates	2,343,373	1,419,653	1,163,518	4,926,544

Total business and real estate loans	$2,953,382	$3,082,162	$1,670,339	$7,705,883

(1) Consumer loans with floating rates totaled $100.0 million.
(2) Home equity loans with floating rates totaled $452.7 million.
(3) Consumer credit card loans with floating rates totaled $695.8 million.

Total period end loans at December 31, 2007 were $10.6 billion, an increase of $923.8 million, or 9.5%, over balances at December 31, 2006. Loan growth came principally from business, business real estate, personal real estate, consumer and credit card loans, as demand for loan products remained solid during 2007. The 2007 bank acquisitions also contributed to the higher loan balances, adding approximately

$262.1 million to the year end 2007 balance. The acquisition-related growth occurred mainly in business loans ($95.0 million), construction loans ($49.2 million), business real estate loans ($88.2 million), and personal real estate loans ($22.2 million). Excluding these acquired loans, business loans grew $301.3 million, or 10.5%, reflecting new business in regional markets, strength in agribusiness lending, and increased borrowings by existing customers. Lease balances, which are included in the business category, increased $10.2 million, or 3.9%, compared with the previous year end balance, as equipment financing remained strong. Consumer loans grew $207.7 million, or 14.5%, during the year mainly as a result of continued growth in marine and recreational vehicle lending. Personal real estate loans grew by $39.4 million, or 2.7%, and business real estate loans rose $3.4 million, or .2%. Consumer credit card loans increased $131.9 million, or 20.3%, and saw growth especially at year end, when holiday activity is at its peak. During 2007, home equity loans increased $16.7 million, or 3.8%, due to an increase in new account activations. Construction loans declined $38.6 million, or 5.9%.

Period end loans increased $788.5 million, or 8.9%, in 2006 compared to 2005, resulting from increases in business, construction, business real estate, personal real estate and consumer loans.

The Company currently generates approximately 32% of its loan portfolio in the St. Louis market, 28% in the Kansas City market, and 40% in various other regional markets. The portfolio is diversified from a business and retail standpoint, with 58% in loans to businesses and 42% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

Business

Total business loans amounted to $3.3 billion at December 31, 2007 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. This portfolio also includes sales type and direct financing leases totaling $276.1 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases comprise 2.6% of the Company’s total loan portfolio. Business loans are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado and Ohio. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The Company participates in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. There were net loan charge-offs in this category of $4.4 million in 2007 compared to net loan recoveries of $823 thousand in 2006. The increase in net loan charge-offs over the prior year was partly due to a $1.4 million charge-off on an agribusiness loan secured by equipment, grain and real estate. Non-accrual business loans were $4.7 million (.1% of business loans) at December 31, 2007 compared to $5.8 million at December 31, 2006. Included in these totals were non-accrual lease-related loans of $167 thousand and $1.2 million at December 31, 2007 and 2006, respectively. Opportunities for growth in business loans will be based upon strong solicitation efforts in a highly competitive market environment for quality loans. Asset quality is, in part, a function of management’s consistent application of underwriting standards and credit terms through stages in economic cycles. Therefore, portfolio growth in 2008 will be dependent upon 1) the strength of the economy, 2) the actions of the Federal Reserve with regard to targets for economic growth, interest rates, and inflationary tendencies, and 3) the competitive environment.

Real Estate-Construction

The portfolio of loans in this category amounted to $668.7 million at December 31, 2007 and comprised 6.3% of the Company’s total loan portfolio. The table below shows the Company’s holdings of the major types of construction loans.

	Balance at
	December 31
(In thousands)	2007	% of Total

Land development	$254,072	38.0%
Residential construction	159,624	23.9
Commercial construction	255,005	38.1

Total real estate-construction loans	$668,701	100.0%

These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiaries. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger speculative office properties remains low. The largest percentage of residential construction and land development loans are for projects located in the Kansas City and St. Louis metropolitan areas. Credit losses in this portfolio are normally low. However, credit exposure in this sector has risen with the slowdown in the housing industry, and net loan charge-offs increased to $2.0 million in 2007, compared to net charge-offs of $62 thousand in 2006. The increase in net charge-offs was mainly related to charge-offs of $1.6 million on three specific loans. Construction loans on non-accrual status rose to $7.8 million at year end 2007, compared to $120 thousand at year end 2006. This increase was due to less than ten loans, ranging from $600 thousand to $1.6 million, placed on non-accrual status during 2007.

Real Estate-Business

Total business real estate loans were $2.2 billion at December 31, 2007 and comprised 21.1% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied and income producing commercial real estate properties, which present lower risk levels. The borrowers and/or the properties are generally located in the local and regional markets of the affiliate banks. At December 31, 2007, non-accrual balances amounted to $5.6 million, or .3% of the loans in this category, down from $9.8 million at year end 2006. The Company experienced net charge-offs of $1.1 million in 2007, compared to net recoveries of $36 thousand in 2006.

Real Estate-Personal

At December 31, 2007, there were $1.5 billion in outstanding personal real estate loans, which comprised 14.5% of the Company’s total loan portfolio. The mortgage loans in this category are extended, predominately, for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and may from time to time retain certain fixed rate loans (typically 15-year fixed rate loans) as directed by its Asset/Liability Management Committee. Other fixed rate loans in the portfolio have resulted from previous bank acquisitions. At December 31, 2007, 63% of the portfolio was comprised of adjustable rate loans while 37% was comprised of fixed rate loans. Levels of mortgage loan origination activity increased slightly in 2007 compared to 2006, with originations of $283 million in 2007 compared with $282 million in 2006. Growth in mortgage loan originations was constrained in 2007 as a result of the slower housing starts and lower resales within the Company’s markets. The Company typically does not experience significant loan losses in this category and since it does not offer any subprime lending products nor rely on outside sources for originations, its loan losses remained relatively low. The non-accrual balances of loans in this category increased to $1.1 million at December 31, 2007, compared to $384 thousand at year end 2006. The five year history of net charge-offs in the personal real estate loan category reflects nominal losses, and the credit quality of these loans is considered to be strong.

Personal Banking

Total personal banking loans, which include consumer and revolving home equity loans, totaled $2.1 billion at December 31, 2007 and increased 12.3% during 2007. These categories comprised 19.9% of the total loan portfolio at December 31, 2007. Consumer loans consist of auto, marine, tractor/trailer, recreational vehicle (RV) and fixed rate home equity loans, and totaled $1.6 billion at year end 2007. Approximately 69% of the loans outstanding were originated indirectly from auto and other dealers, while the remaining 31% were direct loans made to consumers. Approximately 30% of the consumer portfolio consists of automobile loans, 48% in marine and RV loans and 9% in fixed rate home equity lending.

Revolving home equity loans, of which 98% are adjustable rate loans, totaled $460.2 million at year end 2007. An additional $685.8 million was outstanding in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property, although a small percentage may permit borrowing up to 100% of appraised value.

Net charge-offs for total personal banking loans were $10.0 million in 2007 compared to $6.2 million in 2006. Net charge-offs increased to .50% of average personal banking loans in 2007 compared to .35% in 2006. The increase in net charge-offs in 2007 compared to 2006 was mainly due to higher losses in the last half of 2007.

Consumer Credit Card

Total consumer credit card loans amounted to $780.2 million at December 31, 2007 and comprised 7.4% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 61% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with a subsidiary bank. Approximately 89% of the outstanding credit card loans have a floating interest rate. Net charge-offs amounted to $23.7 million in 2007, which was a $5.8 million increase over 2006. The increase in credit card loan net charge-offs was mainly due to higher delinquencies and losses in the second half of 2007. The ratio of net loan charge-offs to total average loans of 3.6% in 2007 and 3.0% in 2006 remained below national loss averages. The Company refrains from national pre-approved mailing techniques which have caused some of the problems experienced by credit card issuers.

Loans Held for Sale

Total loans held for sale at December 31, 2007 were $235.9 million, a decrease of $42.7 million, or 15.3%, from $278.6 million at year end 2006. Loans classified as held for sale consist of residential mortgage loans and student loans.

Mortgage loans are fixed rate loans, which are sold in the secondary market, generally within three months of origination, and totaled $6.9 million and $14.8 million at December 31, 2007 and 2006, respectively.

The Company originates loans to students attending colleges and universities and these loans are normally sold to the secondary market when the student graduates and the loan enters into repayment status. Student loans are primarily sold to the Missouri Higher Education Loan Authority and the Student Loan Marketing Association, in addition to several other organizations. Nearly all of these loans are based on variable rates. Student loans declined by $34.8 million, or 13.2%, to $229.0 million at year end 2007, compared to $263.8 million at year end 2006. This decline was mainly due to planned loan sales from the portfolio during 2007 which exceeded originations.

Allowance for Loan Losses

The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of reserves needed for pools of loans with similar risk characteristics.

Loans subject to individual evaluation are defined by the Company as impaired, and generally consist of business, construction and commercial real estate loans on non-accrual status. These loans are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations.

The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rests upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in portfolio risk ratings, levels of non-performing assets, prevailing regional and national economic conditions, and the Company’s ongoing examination process including that of its regulators. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company’s senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. The Company’s subsidiary banks continue to be subject to examination by the Office of the Comptroller of the Currency (OCC) and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. In addition to the examination of subsidiary banks by the OCC, the parent holding company and its non-bank subsidiaries are examined by the Federal Reserve Bank.

At December 31, 2007 the allowance for loan losses was $133.6 million, or 1.26% of loans outstanding, excluding held for sale, compared to a balance at year end 2006 of $131.7 million, or 1.36%. During 2007, the allowance for loan losses increased $1.9 million as a result of two bank acquisitions occurring during the year. The decline in the percentage of allowance to loans in 2007 was mainly due to a relatively stable allowance balance coupled with loan growth in 2007. During 2007, the Company’s analysis of the allowance reflected the fact that while loan losses did increase, the amount of loans delinquent 90 days or more remained near 2006 levels, while non-performing loans increased only $3.0 million. Also, the Company’s credit practices, which favor conservative underwriting standards, collateralized positions and regular oversight, tend to result in lower specific reserves assigned to non-performing loans. Additionally, the Company continually makes enhancements to its allowance estimation methodology, which has resulted in a more consistent balance during the past several years.

Net charge-offs totaled $42.7 million in 2007, and increased $16.7 million, or 64.0%, compared to net charge-offs of $26.1 million in 2006. Net charge-offs related to business loans of $4.4 million in 2007 included one large agribusiness loan which was charged down by $1.4 million. Construction loans incurred net charge-offs of $2.0 million in 2007 compared to $62 thousand in 2006. Certain construction loans have experienced lower credit quality in 2007 resulting from the slowdown in the housing market, which has affected the construction business. Business real estate loans incurred net charge-offs of $1.1 million in 2007 compared to a recovery position in 2006, and included one large charge-off of $1.6 million. Net charge-offs related to personal banking increased by $3.8 million to $10.0 million, compared to net charge-offs of $6.2 million in 2006. Additionally, net charge-offs related to consumer credit cards increased $5.8 million, or 32.7%, to $23.7 million in 2007 compared to $17.9 million in 2006. The ratio of net charge-offs to average loans outstanding in 2007 was .42% compared to .29% in 2006 and .38% in 2005. The provision for loan losses was $42.7 million, compared to a provision of $25.6 million in 2006 and $28.8 million in 2005.

Approximately 55.5% of total net loan charge-offs during 2007 were related to consumer credit card loans. Net credit card charge-offs increased to 3.6% of average consumer credit card loans in 2007 compared to 3.0% in 2006. At year end 2007, the ratio of credit card loans 30 days or more delinquent to the total outstanding balance was 2.8%, compared to 3.1% at year end 2006.

The Company considers the allowance for loan losses of $133.6 million adequate to cover losses inherent in the loan portfolio at December 31, 2007.

The schedule which follows summarizes the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005	2004	2003

Net loans outstanding at end of year(A)	$10,605,368	$9,681,520	$8,893,011	$8,294,353	$8,130,074

Average loans outstanding(A)	$10,189,316	$9,105,432	$8,549,573	$8,117,608	$7,973,386

Allowance for loan losses:
Balance at beginning of year	$131,730	$128,447	$132,394	$135,221	$130,618

Additions to allowance through charges to expense	42,732	25,649	28,785	30,351	40,676
Allowances of acquired companies	1,857	3,688	—	—	500

Loans charged off:
Business	5,822	1,343	1,083	8,047	9,297
Real estate – construction	2,049	62	—	7	—
Real estate – business	2,396	854	827	747	1,525
Real estate – personal	181	119	87	355	660
Personal banking(B)	15,293	11,522	13,475	12,764	13,856
Consumer credit card	28,218	22,104	28,263	23,682	23,689
Overdrafts	4,909	4,940	3,485	2,551	4,830

Total loans charged off	58,868	40,944	47,220	48,153	53,857

Recovery of loans previously charged off:
Business	1,429	2,166	4,099	2,405	4,192
Real estate – construction	37	—	—	3	122
Real estate – business	1,321	890	330	978	1,009
Real estate – personal	42	27	57	138	196
Personal banking(B)	5,309	5,286	4,675	5,288	5,386
Consumer credit card	4,520	4,250	3,851	4,249	4,202
Overdrafts	3,477	2,271	1,476	1,914	2,177

Total recoveries	16,135	14,890	14,488	14,975	17,284

Net loans charged off	42,733	26,054	32,732	33,178	36,573

Balance at end of year	$133,586	$131,730	$128,447	$132,394	$135,221

Ratio of net charge-offs to average loans outstanding	.42%	.29%	.38%	.41%	.46%
Ratio of allowance to loans at end of year	1.26%	1.36%	1.44%	1.60%	1.66%
Ratio of provision to average loans outstanding	.42%	.28%	.34%	.37%	.51%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale
(B)	Personal banking loans include consumer and home equity

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2007		2006		2005		2004		2003

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$29,392	30.7%	$28,529	29.5%	$26,211	28.4%	$39,312	27.0%	$39,411	25.8%
RE – construction	8,507	6.3	4,605	6.8	3,375	4.8	1,420	5.2	4,717	5.3
RE – business	14,842	21.1	19,343	22.2	19,432	21.6	15,910	21.0	20,971	23.0
RE – personal	2,389	14.5	2,243	15.3	4,815	15.3	7,620	16.1	4,423	16.4
Personal banking	30,450	19.9	23,690	19.4	25,364	23.2	22,652	23.6	21,793	22.8
Consumer credit card	44,307	7.4	39,965	6.7	35,513	6.6	28,895	6.8	26,544	6.5
Overdrafts	2,351	.1	3,592	.1	2,739	.1	4,895	.3	4,796	.2
Unallocated	1,348	—	9,763	—	10,998	—	11,690	—	12,566	—

Total	$133,586	100.0%	$131,730	100.0%	$128,447	100.0%	$132,394	100.0%	$135,221	100.0%

Risk Elements Of Loan Portfolio

Management reviews the loan portfolio continuously for evidence of problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan loss, and (if appropriate) partial or full loan charge-off. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Loans that are 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection, or they are 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as non-accrual. Consumer installment loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if no collateral) once the loans are more than 120 days delinquent. Credit card loans and the related accrued interest are charged off when the receivable is more than 180 days past due. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. Interest is included in income only as received and only after all previous loan charge-offs have been recovered, so long as management is satisfied there is no impairment of collateral values. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2007	2006	2005	2004	2003

Non-accrual loans:
Business	$4,700	$5,808	$5,916	$9,547	$19,162
Real estate – construction	7,769	120	—	685	795
Real estate – business	5,628	9,845	3,149	6,558	9,372
Real estate – personal	1,095	384	261	458	2,447
Consumer	547	551	519	370	747

Total non-accrual loans	19,739	16,708	9,845	17,618	32,523

Real estate acquired in foreclosure	13,678	1,515	1,868	1,157	1,162

Total non-performing assets	$33,417	$18,223	$11,713	$18,775	$33,685

Non-performing assets as a percentage of total loans	.32%	.19%	.13%	.23%	.41%

Non-performing assets as a percentage of total assets	.21%	.12%	.08%	.13%	.24%

Past due 90 days and still accruing interest:
Business	$1,427	$2,814	$1,026	$357	$817
Real estate – construction	768	593	—	—	38
Real estate – business	281	1,336	1,075	520	3,934
Real estate – personal	5,131	3,994	2,998	3,165	5,750
Consumer	1,914	1,255	1,069	916	1,079
Home equity	700	659	429	317	218
Student	1	1	74	199	1,252
Consumer credit card	10,664	9,724	7,417	7,311	7,735
Overdrafts	—	—	—	282	78

Total past due 90 days and still accruing interest	$20,886	$20,376	$14,088	$13,067	$20,901

The effect on interest income in 2007 of loans on non-accrual status at year end is presented below:

(In thousands)

Gross amount of interest that would have been recorded at original rate	$2,987
Interest that was reflected in income	690

Interest income not recognized	$2,297

Total non-accrual loans at year end 2007 rose $3.0 million over 2006 levels. The increase resulted mainly from an increase of $7.6 million in construction real estate non-accrual loans, partly offset by declines in business and business real estate non-accrual loans of $1.1 million and $4.2 million, respectively. Foreclosed real estate increased to a total of $13.7 million at year end 2007. This balance included $8.7 million in undeveloped land and residential lots acquired from a single borrower; the undeveloped land is currently under a sale contract which is expected to close in the first half of 2008. The balance also included $3.3 million related to a warehouse building. Total non-performing assets remain low compared to the Company’s peers, with the non-performing loans to total loans ratio at .19%. Loans past due 90 days and still accruing interest increased $510 thousand at year end 2007 compared to 2006.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans are primarily classified as substandard for regulatory purposes under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $127.2 million at December 31, 2007 compared with $67.1 million at December 31, 2006. The balance at December 31, 2007 included $40.5 million in business real estate loans, $36.7 million in construction real estate loans, and $29.2 million in business loans.

Within the loan portfolio, certain types of loans are considered at higher risk of loss due to their terms, location, or special conditions. Certain personal real estate products have contractual features that could increase credit exposure in a market of declining real estate prices, when interest rates are steadily increasing, or when a geographic area experiences an economic downturn. Loans might be considered at higher risk when 1) loan terms require a minimum monthly payment that covers only interest, or 2) loan-to-collateral value (LTV) ratios are above 80%, with no private mortgage insurance.

Personal Real Estate Loans

Out of the Company’s $1.5 billion personal real estate loan portfolio, approximately 3.0% of the current outstandings are structured with interest only payments. Such loans are normally made to private banking, high-net worth customers and marketed with other products. At December 31, 2007, these loans had a weighted average LTV of 70%, and most had additional collateral pledged to secure the loan. Private mortgage insurance is used at times on loans with LTV’s greater than 80%. Approximately 11.9% of personal real estate loans with LTV’s greater than 80% do not have such insurance; however, these loans had high credit scores, averaging 734. The following table presents information about personal real estate loans with these risk characteristics for 2007 and 2006.

	Principal		Principal
	Outstanding at		Outstanding at
	December 31	% of Loan	December 31	% of Loan
(Dollars in thousands)	2007	Portfolio	2006	Portfolio

Loans with interest only payments	$42,309	3.0%	$32,175	2.3%

Loans with no insurance and LTV:
Between 80% and 90%	94,681	6.6	84,588	5.9
Between 90% and 100%	72,438	5.1	66,351	4.7
Over 100%	3,221	.2	6,953	.5

Over 80% LTV with no insurance	170,340	11.9	157,892	11.1

Total loan portfolio from which above loans were identified	1,431,172		1,428,475

Revolving Home Equity Loans

The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (93.4%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. The following tables break out the year end outstanding balances by product for 2007 and 2006.

	Principal				Unused Portion
	Outstanding at		New Lines		of Available Lines		Balances
	December 31		Originated During		at December 31		Over 30
(Dollars in thousands)	2007	*	2007	*	2007	*	Days Past Due	*

Loans with interest only payments	$429,875	93.4%	$193,158	42.0%	$668,686	145.3%	$2,764	.6%

Loans with LTV:
Between 80% and 90%	57,587	12.5	20,998	4.6	50,406	11.0	677	.2
Between 90% and 100%	30,451	6.6	17,310	3.8	22,794	5.0	172	—

Over 80% LTV	88,038	19.1	38,308	8.4	73,200	16.0	849	.2

Total loan portfolio from which above loans were identified	460,200		203,454		685,800

*	Percentage of total principal outstanding revolving home equity loans of $460.2 million at December 31, 2007.

	Principal				Unused Portion
	Outstanding at		New Lines		of Available Lines		Balances
	December 31		Originated During		at December 31		Over 30
(Dollars in thousands)	2006	*	2006	*	2006	*	Days Past Due	*

Loans with interest only payments	$407,539	92.2%	$175,226	39.7%	$621,977	140.8%	$2,832	.6%

Loans with LTV:
Between 80% and 90%	55,367	12.5	18,311	4.1	47,559	10.8	468	.1
Between 90% and 100%	26,830	6.1	14,141	3.2	17,746	4.0	112	—

Over 80% LTV	82,197	18.6	32,452	7.3	65,305	14.8	580	.1

Total loan portfolio from which above loans were identified	441,851		201,864		646,700

*	Percentage of total principal outstanding revolving home equity loans of $441.9 million at December 31, 2006.

Other Loans Collateralized by Residential Real Estate

In addition to the residential real estate mortgage loans and the revolving floating rate line product discussed above, Commerce offers a third choice to those consumers looking for a fixed rate loan and a fixed maturity date. This fixed rate home equity loan, typically for home repair or remodeling, is an alternative for individuals who want to finance a specific project or purchase, and decide to lock in a specific monthly payment over a defined period. This portfolio of loans totaled $152 million and $134 million at December 31, 2007 and 2006, respectively. Very few of these loans are made without mortgage insurance and at more than 80% LTV, as was true at December 31, 2007 when there were no outstanding balances in that category. Occasionally these loans are written with interest only monthly payments and a balloon payoff at maturity; there were only 10 loans carrying 2.3% of the outstanding principal in this portfolio with such terms at year end. The delinquency history on this product has been very positive, as only $1.3 million, or .9%, and $973 thousand, or .7%, of the portfolio was over 30 days past due at year end 2007 and 2006, respectively.

Management does not believe these loans collateralized by real estate represent any unusual concentrations of risk, as evidenced by low net charge-offs in 2007 of $139 thousand in personal real estate loans, $136 thousand in fixed rate home equity loans and $446 thousand in revolving home equity loans. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The majority of the personal real estate portfolio (95.1%) consists of loans written within the Company’s familiar branch network territories of Missouri, Kansas, and Illinois. Customer’s credit scoring requirements also play an important part in credit line approvals and they can be increased as another means of mitigating risk when considering high LTV agreements. The Company offers no subprime loan products and has purchased no brokered loans.

There were no loan concentrations of multiple borrowers in similar activities at December 31, 2007 which exceeded 10% of total loans. The Company’s aggregate legal lending limit to any single or related borrowing entities is in excess of $204 million. The largest exposures, consisting of either outstanding balances or available lines of credit, generally do not exceed $70 million.

Investment Securities Analysis

Investment securities are comprised of securities which are available for sale, non-marketable, and held for trading. During 2007, total investment securities decreased $230.6 million to $3.2 billion (excluding unrealized gains/losses) compared to $3.5 billion at the previous year end. The decrease was mainly due to sales of asset-backed (home equity, auto and credit card) securities, state and municipal obligations, and publicly traded stock, resulting in proceeds of $239.5 million. During 2007, securities of $1.1 billion were purchased, excluding those acquired in bank acquisitions, and were comprised of $27.9 million in state and municipal obligations, $548.4 million in mortgage-backed securities, $195.1 million in other asset-backed securities, and $220.0 in U.S. government and federal agency securities. Maturities and paydowns amounted to $1.1 billion. The average tax equivalent yield on total investment securities was 4.75% in 2007 and 4.41% in 2006.

At December 31, 2007, the fair value of available for sale securities was $3.2 billion, and included a net unrealized gain in fair value of $48.4 million, compared to a net gain of $17.2 million at December 31, 2006. The amount of the related after tax unrealized gain reported in stockholders’ equity was $30.0 million at year end 2007. The unrealized gain in fair value was the result of unrealized gains of $52.0 million on marketable equity securities held by the Parent, partly offset by unrealized losses of $4.3 million in the bank portfolios. Most of the unrealized loss in fair value in the bank portfolios related to mortgage and other asset-backed securities. The fair value of the available for sale portfolio will vary according to changes in market interest rates and the mix and duration of investments in the portfolio. Available for sale securities which mature during the next 12 months total approximately $586 million, and management expects these proceeds to meet the expected liquidity needs of the Company.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2007	2006

Amortized Cost
U.S. government and federal agency obligations*	$359,118	$480,343
State and municipal obligations	498,628	593,816
Mortgage-backed securities	1,965,290	1,809,741
Other asset-backed securities	182,064	358,114
Other debt securities	21,397	36,528
Equity securities	90,083	119,723

Total available for sale investment securities	$3,116,580	$3,398,265

Fair Value
U.S. government and federal agency obligations*	$360,317	$474,218
State and municipal obligations	503,363	594,824
Mortgage-backed securities	1,960,120	1,782,443
Other asset-backed securities	180,365	354,465
Other debt securities	21,327	36,009
Equity securities	139,528	173,481

Total available for sale investment securities	$3,165,020	$3,415,440

*	This category includes obligations of government sponsored enterprises, such as FNMA and FHLMC, which are not backed by the full faith and credit of the United States government. Such obligations are separately disclosed in Note 4 on Investment Securities in the consolidated financial statements.

Many of the Company’s investments in mortgage-backed securities are collateralized by U.S. federal agency securities. At December 31, 2007, these comprised 78% of the total mortgage-backed securities. The Company’s investment securities portfolio does not have any exposure to subprime or collateralized debt obligation instruments.

Other available for sale debt securities, as shown in the table above, include corporate bonds, notes and commercial paper. Available for sale equity securities are comprised of short-term investments in money market mutual funds and publicly traded stock, which totaled $58.9 million and $80.6 million, respectively, at December 31, 2007. These investments are primarily held by the Parent.

A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 2007, is presented in Note 4 on Investment Securities in the consolidated financial statements. At December 31, 2007, mortgage and asset-backed securities comprised 65% of the investment portfolio with a weighted average yield of 4.97% and an estimated average maturity of 2.8 years; state and municipal obligations comprised 15% with a weighted average tax equivalent yield of

3.72% and an estimated average maturity of 4.0 years; and U.S. government and federal agency obligations comprised 11% with a weighted average yield of 4.03% and an estimated average maturity of 1.0 years.

Non-marketable securities, which totaled $105.5 million at December 31, 2007, included $60.2 million in Federal Reserve Bank stock and Federal Home Loan Bank (Des Moines) stock held by bank subsidiaries in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities also include private equity and venture capital securities which are carried at estimated fair value.

The Company engages in private equity and venture capital activities through direct private equity investments and through three private equity/venture capital subsidiaries. The subsidiaries hold investments in various portfolio concerns, which are carried at fair value and totaled $37.6 million at December 31, 2007. Outside ownership interests in these partnerships were $2.1 million at December 31, 2007. The Company plans to fund an additional $11.1 million to the newest of these partnerships in the future. In addition to investments held by its private equity/venture capital subsidiaries, the Parent directly holds investments in several private equity concerns, which totaled $7.0 million at year end 2007. Most of the venture capital and private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, which believes the potential for long-term gains in these investments outweighs the potential risks.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2007	2006

Debt securities	$17,055	$17,225
Equity securities	88,462	56,982

Total non-marketable investment securities	$105,517	$74,207

Deposits and Borrowings

Deposits are the primary funding source for the Company’s banks, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $12.6 billion at December 31, 2007, compared to $11.7 billion last year, reflecting an increase of $806.7 million, or 6.9%. Average deposits grew by $758.2 million, or 6.8%, in 2007 compared to 2006 with most of this growth centered in money market accounts and certificates of deposit. The Company’s premium money market deposits grew on average by $260.1 million, or 10.9%, in 2007 compared to 2006, and other interest bearing transaction and savings accounts grew by $18.6 million. Certificates of deposit with balances under $100,000 grew on average by $282.1 million, or 13.6%, while certificates of deposit over $100,000 grew $192.0 million, or 14.9%. The recent bank acquisitions in 2007 and 2006 contributed $362.8 million to the growth in average deposits during 2007.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2007	2006

Non-interest bearing demand	11.3%	11.2%
Savings, interest checking and money market	57.0	58.6
Time open and C.D.’s of less than $100,000	18.9	19.6
Time open and C.D.’s of $100,000 and over	12.8	10.6

Total deposits	100.0%	100.0%

Core deposits (defined as all non-interest and interest bearing deposits, excluding short-term C.D.’s of $100,000 and over) supported 75% of average earning assets in 2007 and 77% in 2006. Average balances by major deposit category for the last six years appear at the end of this discussion. A maturity schedule of time deposits outstanding at December 31, 2007 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary borrowings consist of federal funds purchased and repurchase agreements. Balances in these accounts can fluctuate significantly on a day-to-day basis, and generally have overnight maturities. Balances outstanding at year end 2007 were $1.2 billion, a $532.1 million decrease from $1.8 billion outstanding at year end 2006. Most of this decline occurred in federal funds purchased, as the Company reduced its reliance on these borrowings in the fourth quarter of 2007. On an average basis, federal funds purchased declined $75.9 million in 2007 compared to 2006, which was offset by an increase of $316.9 million in repurchase agreements. The average rate paid on federal funds purchased and repurchase agreements was 4.92% during 2007 and 4.82% during 2006.

Most of the Company’s long-term debt is comprised of fixed rate advances from the Federal Home Loan Bank (FHLB). As the Company diversified its funding sources during 2007, these borrowings rose from $28.2 million at December 31, 2006 to $561.5 million outstanding at December 31, 2007. Approximately $489.5 million of the outstanding balance is due or may be called for early repayment in 2008 through 2010. The average rate paid on FHLB advances was 4.68% during 2007 and 4.88% during 2006. The weighted average year end rate on outstanding FHLB advances at December 31, 2007 was 4.52%.

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

The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell (resale agreements). At December 31, 2007 and 2006, such assets were as follows:

(In thousands)	2007	2006

Available for sale investment securities	$3,165,020	$3,415,440
Federal funds sold and resale agreements	655,165	527,816

Total	$3,820,185	$3,943,256

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The Company’s available for sale investment portfolio has maturities of approximately $586 million which come due during 2008 and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. Furthermore, in the normal course of business the Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve. Total pledged investment securities for these purposes comprised 63% of the available for sale investment portfolio, leaving approximately $1.2 billion of unpledged securities.

Additionally, the Company maintains a large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At December 31, 2007, such deposits totaled

$8.6 billion and represented 68% of the Company’s total deposits. At December 31, 2006 these deposits totaled $8.2 billion. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 or greater totaled $1.6 billion and $1.3 billion at December 31, 2007 and 2006, respectively. These deposits are normally considered more volatile and higher costing, and comprised 12.8% and 10.7% of total deposits at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the Company’s borrowings were comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt as follows:

(In thousands)	2007	2006

Federal funds purchased	$126,077	$715,475
Securities sold under agreements to repurchase	1,113,142	1,055,807
Other borrowings	583,636	53,934

Total	$1,822,855	$1,825,216

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

The Company’s other borrowings are comprised mainly of advances from the FHLB, debentures funded by trust preferred securities, and debt related to the Company’s venture capital business. At December 31, 2007 and 2006, debt from the FHLB amounted to $561.5 million and $28.2 million, respectively. The increase in FHLB borrowings during 2007 was due to new advances of $542.0 million. Nearly all outstanding advances have fixed interest rates. Advances of $10.6 million mature in 2008, while an additional $200.0 million may be called for early repayment during 2008. Debt called or maturing in 2008 may be refinanced or may be repaid with funds generated by maturities of loans or investment securities, or by deposit growth or other types of borrowings. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.

In addition to the sources and uses of funds noted above, the Company had an average loans to deposits ratio of 88% at December 31, 2007, which is considered in the banking industry to be a conservative measure of good liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its lead bank, Commerce Bank, N.A. (Missouri). These ratings are as follows:

	Standard & Poor’s	Moody’s

Commerce Bancshares, Inc.
Counterparty rating	A-1	Aa2
Commercial paper rating	A-1
Short-term		P-1
Commerce Bank, N. A.
Counterparty rating	A+
Senior long-term rating	A+
Long-term bank deposits		Aa2
Issuer rating		Aa2
Short-term		P-1

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

In addition to the sources of liquidity as noted above, the Company has temporary borrowing capacity at the Federal Reserve discount window of $1.1 billion, for which it has pledged $1.1 billion in loans and $246.0 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately-placed corporate notes or other debt.

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $173.9 million in 2007, as reported in the consolidated statements of cash flows on page 59 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $335.7 million and has historically been a stable source of funds. Investing activities, consisting mainly of purchases and maturities of available for sale investment securities and changes in the level of the Company’s loan portfolio, used total cash of $578.4 million in 2007. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

Financing activities provided total cash of $416.6 million, resulting from a $632.2 million increase in deposits and additional FHLB borrowings of $542.0 million. Partly offsetting these cash inflows were a decline in short-term borrowings of $543.0 million, treasury stock purchases of $128.6 million, and cash dividend payments of $68.9 million. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash used for treasury stock purchases, net of cash received in connection with stock programs, and dividend payments were as follows:

(In millions)	2007	2006	2005

Purchase of treasury stock	$128.6	$135.0	$234.5
Exercise of stock options and sales to affiliate non- employee directors	(13.7)	(7.3)	(18.4)
Cash dividends	68.9	65.8	63.4

Total	$183.8	$193.5	$279.5

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

(In millions)	2007	2006	2005

Dividends received from subsidiaries	$179.5	$140.5	$220.0
Management fees	39.1	37.7	33.0

Total	$218.6	$178.2	$253.0

These sources of funds are used mainly to purchase treasury stock, pay cash dividends on outstanding common stock, and pay general operating expenses. At December 31, 2007, the Parent’s available for sale investment securities totaled $121.5 million, at fair value. The portfolio is liquid, and consisted of $58.8 million in money market mutual funds and $61.2 million in publicly traded common stock. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its lead subsidiary bank. Borrowings under the line were $10.0 million at December 31, 2007.

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

Capital Management

The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

				Well-Capitalized
				Regulatory
	2007	2006	2005	Guidelines

Risk-based capital ratios:
Tier I capital	10.31%	11.25%	12.21%	6.00%
Total capital	11.49	12.56	13.63	10.00
Leverage ratio	8.76	9.05	9.43	5.00
Common equity/assets	9.54	9.68	9.87
Dividend payout ratio	33.76	30.19	28.92

The components of the Company’s regulatory risked-based capital and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2007	2006	2005

Regulatory risk-based capital:
Tier I capital	$1,375,035	$1,345,378	$1,295,898
Tier II capital	157,154	157,008	150,510
Total capital	1,532,189	1,502,386	1,446,408
Total risk-weighted assets	13,330,968	11,959,757	10,611,322

In February 2008, the Board of Directors authorized the Company to purchase additional shares of common stock under its repurchase program, which brought the total purchase authorization to 3,000,000 shares. The Company has routinely used these shares to fund the Company’s annual 5% stock dividend and various stock compensation programs. During 2007, approximately 2,699,000 shares were acquired under a prior Board authorization at an average price of $47.66 per share.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 7.1% in 2007 compared with 2006.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, totaling $8.0 billion (including approximately $3.8 billion in unused approved credit card lines), and the contractual amount of standby letters of credit, totaling $441.4 million at December 31, 2007. The Company has various other financial instruments with off-balance sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2007 and the expected timing of these payments follows:

	Payments Due by Period

		After One Year	After Three	After
	In One Year	Through Three	Years Through	Five
(In thousands)	or Less	Years	Five Years	Years	Total

Long-term debt obligations, including structured repurchase agreements*	$10,603	$878,910	$75,529	$118,594	$1,083,636
Operating lease obligations	5,783	9,110	5,524	24,053	44,470
Purchase obligations	25,289	21,391	15,319	5,500	67,499
Time open and C.D.’s*	3,673,515	260,408	48,018	396	3,982,337

Total	$3,715,190	$1,169,819	$144,390	$148,543	$5,177,942

*	Includes principal payments only

As of December 31, 2007, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above. Further detail on the impact of income taxes is located in Note 9 of the consolidated financial statements.

The Company has investments in several low-income housing partnerships within the area served by the banking affiliates. At December 31, 2007, these investments totaled $3.1 million and were recorded as other assets in the Company’s consolidated balance sheet. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. These unfunded commitments are recorded as liabilities on the Company’s consolidated balance sheet, and aggregated $2.3 million at December 31, 2007.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During 2007, purchases and sales of tax credits amounted to $38.7 million and $40.5 million, respectively, generating combined gains on sales and tax savings of $2.0 million. At December 31, 2007, the Company had outstanding purchase commitments totaling $102.6 million.

The Parent has investments in several private equity concerns which are classified as non-marketable securities in the Company’s consolidated balance sheet. Under the terms of the agreements with six of these concerns, the Parent has unfunded commitments outstanding of $2.1 million at December 31, 2007. The Parent also has commitments to fund $11.1 million to venture capital subsidiaries over the next several years.

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

	December 31, 2007		September 30, 2007		December 31, 2006
	Increase	% of Net Interest	Increase	% of Net Interest	Increase	% of Net Interest
(Dollars in millions)	(Decrease)	Income	(Decrease)	Income	(Decrease)	Income

200 basis points rising	$2.3	.40%	$(1.2)	(.21)%	$(4.3)	(.80)%
100 basis points rising	2.0	.34	—	—	(.9)	(.17)
100 basis points falling	(1.2)	(.20)	(1.6)	(.29)	(.6)	(.10)
200 basis points falling	(5.5)	(.95)	(2.8)	(.50)	(.7)	(.13)

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

The Company’s modeling of interest rate risk continues to show there is modest interest rate risk exposure. The table reflects a decrease in the exposure of the Company’s net interest income to rising rates at year end 2007, but increasing exposure to falling rates. At December 31, 2007, the Company calculated that a gradual increase in rates of 100 basis points would increase net interest income by $2.0 million, or .34% of total net interest income, compared with a reduction of $900 thousand calculated at December 31, 2006. Also, a 200 basis point gradual rise in rates calculated at December 31, 2007 would increase net interest income by $2.3 million, or .40%, up from a reduction of $4.3 million last year. The Company’s exposure to falling rates increased at December 31, 2007, as under a 100 basis point falling rate scenario, net interest income would decrease $1.2 million compared to a $600 thousand decline at December 31, 2006. In addition, under a 200 basis point decrease, net interest income would decline $5.5 million compared with $700 thousand in the prior year.

As shown in the table above, the Company’s interest rate simulations prepared at December 31, 2007 reflect a reduction in risk to rising interest rates when compared to the same period in the prior year. This is partly the result of higher average loan balances in 2007 compared to the previous year (average increase of $1.1 billion) which contain both variable and fixed rate loans, but with relatively short maturities. Additionally, the Company’s portfolio of investment securities, which have mainly fixed rates, decreased on average $189.8 million during 2007, thus reducing the percentage of overall fixed rate assets. Federal funds sold and resale agreements, which generally have overnight maturities, increased on average $227.8 million, allowing for greater re-pricing opportunities in a rising rate environment. Growth in average interest bearing deposits during 2007 totaled $752.9 million but was mostly comprised of certificates of deposit with fixed rates. The same factors which reduced interest rate risk in a rising rate environment also increased overall risk in a falling rate environment, leaving the Company subject to lower levels of net interest income. The overall increase in 2007 in average loans mentioned above allows for faster re-pricing downward under falling rate assumptions and, while falling rates can generally lower overall interest costs, the fact that many of the Company’s core deposits are already at low rates suggests that large decreases in rates may not be realized on certain deposit products. Also, the increases in average balances of fixed rate certificates of deposit suggests that a lower rate environment will only slowly reduce interest costs on these instruments. Mitigating some of these effects of lower rates is a relatively large investment securities portfolio which re-prices slowly, coupled with a higher average balance of borrowings of federal funds purchased and repurchase agreements which re-price daily.

Through review and oversight by the ALCO, the Company attempts to engage in strategies that neutralize interest rate risk as much as possible. The Company’s balance sheet remains well-diversified with moderate interest rate risk and is well-positioned for future growth. The use of derivative products is limited and the deposit base is strong and stable. The loan to deposit ratio is still at relatively low levels, which should present the Company with opportunities to fund future loan growth at reasonable costs.

Derivative Financial Instruments

The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. As of December 31, 2007, the Company had entered into two interest rate swaps with a notional amount of $13.4 million which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. Because of the matching terms of the offsetting contracts, the net effect of changes in the fair value of the paired swaps is minimal. The notional amount of these types of swaps at December 31, 2007 was $295.0 million.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2007 mature within 90 days, and the longest period to maturity is 10 months.

Additionally, interest rate lock commitments issued on residential mortgage loans held for resale are considered derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward sale contracts in the secondary market.

In all of these contracts, the Company is exposed to credit risk in the event of nonperformance by counterparties, who may be bank customers or other financial institutions. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. Because the Company generally enters into transactions only with high quality counterparties, there have been no losses associated with counterparty nonperformance on derivative financial instruments.

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2007 and 2006. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the consolidated balance sheets.

	2007			2006
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate contracts:
Swap contracts	$308,361	$4,766	$(6,333)	$181,464	$1,185	$(2,003)
Option contracts	—	—	—	6,970	10	(10)
Credit risk participation agreements	25,389	—	(174)	—	—	—
Foreign exchange contracts:
Forward contracts	12,212	105	(149)	16,117	29	(20)
Option contracts	3,120	9	(9)	2,670	16	(16)
Mortgage loan commitments	7,123	18	(10)	11,529	—	(43)
Mortgage loan forward sale contracts	15,017	25	(34)	21,269	60	(14)

Total at December 31	$371,222	$4,923	$(6,709)	$240,019	$1,300	$(2,106)

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

The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. This method helps to provide an accurate means of valuing fund sources and uses in a varying interest rate environment. The Company also assigns loan charge-offs and recoveries directly to each operating segment instead of allocating a portion of actual loan loss provision to the segments. The operating segments also include a number of allocations of income and expense from various support and overhead centers within the Company. Management periodically makes changes to the method of assigning costs and income to its business segments to better reflect operating results. If appropriate, these changes are reflected in the prior year information in the table below.

The table below is a summary of segment pre-tax income for the past three years.

				% Change
(Dollars in thousands)	2007	2006	2005	’07-’06	’06-’05

Consumer	$238,999	$244,490	$193,253	(2.2)%	26.5%
Commercial	140,735	147,625	133,937	(4.7)	10.2
Money management	37,144	34,540	31,716	7.5	8.9

Total segments	416,878	426,655	358,906	(2.3)	18.9

Other/elimination	(116,481)	(102,909)	(41,312)	NM	NM

Income before income taxes	$300,397	$323,746	$317,594	(7.2)%	1.9%

Consumer

The Consumer segment includes the retail branch network, consumer finance, bankcard, student loans and discount brokerage services. Pre-tax income for 2007 was $239.0 million, a decrease of $5.5 million, or 2.2%, from 2006. This decrease was due to an increase of $19.8 million, or 6.9%, in non-interest expense, coupled with an $8.4 million increase in the provision for loan losses, mainly relating to consumer credit card and marine and recreational vehicle loan net charge-offs. The increase in non-interest expense over the previous year was mainly due to higher salaries expense, occupancy expense, corporate management fees and various assigned processing costs. In addition, net investment securities gains declined by $2.8 million due to a gain recorded in 2006 on the sale of MasterCard Inc. restricted shares. Partly offsetting these effects was an $18.1 million increase in net interest income. This growth resulted mainly from a $37.0 million increase in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolios, and higher loan interest income of $38.2 million, which more than offset growth of $57.0 million in deposit interest expense. Non-interest income increased $7.5 million, or 4.1%, mainly due to higher bank card transaction fees (primarily debit card) and consumer brokerage and insurance fees, partly offset by a decline in overdraft and return item fees and lower gains on sales of student loans. Total average assets directly related to the segment rose 10.5% over 2006. During 2007, total average loans increased 9.7%, compared to a 3.5% increase in 2006. The increase in average loans during 2007 resulted mainly from growth in consumer, personal real estate and consumer credit card loans. Average deposits increased 9.8% over the prior year, mainly due to growth in short-term certificates of deposit and premium money market deposit accounts.

Pre-tax income for 2006 was $244.5 million, an increase of $51.2 million, or 26.5%, over 2005. This increase included growth of $42.9 million in net interest income, coupled with a $6.4 million increase in non-interest income. The increase in net interest income resulted mainly from an $85.2 million increase in net allocated funding credits and higher loan interest income of $43.2 million, partly offset by growth of $85.2 million in deposit interest expense. The rising interest rate environment in 2006 assigned a greater value, and thus income, to customer deposits in this segment. The increase in non-interest income resulted mainly from higher overdraft fees and bank card transaction fees, partly offset by a decline in gains on the sale of student loans. Non-interest expense increased $9.3 million, or 3.3%, over the previous year mainly due to higher salaries expense, occupancy expense, loan servicing costs, bank card processing expense, and online banking processing costs. These increases were partly offset by declines in corporate management fees and credit card fraud losses. Net loan charge-offs declined $8.4 million in the Consumer segment, mainly relating to personal and consumer credit card loans, as a result of lower bankruptcy notices received in 2006. Total average assets directly related to the segment rose 3.8% over 2005. During 2006, total average loans increased 3.5%, mainly due to growth in consumer, personal real estate and consumer credit card loans. Average deposits increased 6.4% over the prior year, mainly due to growth in long-term certificates of deposit.

Commercial

The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax profitability for the Commercial segment decreased $6.9 million, or 4.7%, compared to the prior year. Most of the decrease was due to a $14.2 million, or 9.8%, increase in non-interest expense and an $8.5 million increase in net loan charge-offs. Partly offsetting these increases in expense were a $10.1 million, or 4.8%, increase in net interest income and a $5.7 million increase in non-interest income. Included in net interest income was a $58.0 million increase in loan interest income, which was partly offset by higher assigned net funding costs of $43.5 million and higher deposit interest expense of $4.4 million. Non-interest income increased by 7.2% over the previous year as a result of higher commercial cash management fees, overdraft fees, bank card fees (mainly corporate card) and cash sweep commissions. The increase in non-interest expense resulted from higher salaries expense, commercial deposit account processing costs and corporate management fees, partly offset by a decline in foreclosed property expense. Net loan charge-offs were $8.2 million in 2007 compared to net recoveries of $313 thousand in 2006. The increase over 2006 was due to charge-offs related to several specific commercial borrowers. Total average assets directly related to the segment rose 14.4% over 2006. Average segment loans increased 14.1% compared to 2006 as a result of growth in business, construction real estate and business real estate loans, while average deposits increased 1.7% due to growth in interest checking deposit accounts.

In 2006, income before income taxes for the Commercial segment increased $13.7 million, or 10.2%, compared to the prior year. Most of the increase was due to an $18.1 million, or 9.3%, increase in net interest income and a $6.2 million increase in non-interest income. Included in net interest income was a $97.7 million increase in loan interest income, which was partly offset by higher assigned net funding costs of $72.8 million and higher deposit interest expense of $7.3 million. Non-interest income increased by 8.4% over the previous year mainly as a result of higher operating lease-related income and commercial debit card transaction fees. The $8.6 million, or 6.3%, increase in non-interest expense included increases in salaries expense, operating lease depreciation, foreclosed property expense, commercial deposit account processing costs, and bank card servicing expense. Net loan recoveries were $313 thousand in 2006 compared to net recoveries of $2.3 million in 2005, which also had a negative impact on the year to year comparison of the Commercial segment profitability. Total average assets directly related to the segment rose 14.7% over 2005. Average segment loans increased 14.4% compared to 2005 mainly as a result of growth in business and business real estate loans, while average deposits decreased slightly.

Money Management

The Money Management segment consists of the trust and capital markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. At December 31, 2007 the Trust group managed investments with a market value of $12.5 billion and administered an additional $10.2 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $1.5 billion in total assets at December 31, 2007. The Capital Markets Group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for the segment was $37.1 million in 2007 compared to $34.5 million in 2006, an increase of $2.6 million, or 7.5%. The increase over the prior year was mainly due to higher non-interest income. Non-interest income increased $7.4 million, or 8.7%, due to higher private client, institutional and corporate trust fees, bond trading income in the Capital Markets Group, and cash sweep commissions. Net interest income increased $546 thousand, or 5.6%, over the prior year. Growth in interest income on short-term investments was partly offset by higher net funding charges assigned to the segment’s short-term investments and borrowings, in addition to an increase in interest expense on deposits and borrowings. Non-interest expense increased $5.3 million, or 8.8%, over the prior year mainly due to higher salaries expense, assigned processing costs and corporate management fees. Average assets increased $148.0 million during 2007 because of higher overnight investments of liquid funds. Average deposits increased $14.8 million during 2007, mainly due to continuing growth in short-term certificates of deposit over $100,000.

Pre-tax income for the Money Management segment was $34.5 million in 2006 compared to $31.7 million in 2005, an increase of $2.8 million, or 8.9%. The increase over the prior year was mainly due to higher non-interest income. Non-interest income was up $2.7 million, or 3.3%, mainly in private client revenues, partly offset by lower bond trading income. Net interest income, which increased $1.6 million, or 20.3%, over the prior year, was higher primarily due to higher assigned funding credits attributed to the deposit portfolio of this segment. The $1.6 million increase in non-interest expense was due to higher salaries expense and corporate management fees. Average assets increased $216.0 million during 2006 because of higher overnight investments. Average deposits increased $37.0 million during 2006, mainly due to growth in short-term certificates of deposit over $100,000.

The Other/elimination category shown in the table above includes support and overhead operating units of the Company which contain various operating expenses such as salaries, occupancy, etc. Also included in this category is the Company’s available for sale investment securities portfolio, which totaled $3.2 billion at December 31, 2007. The pre-tax profitability in the Other/elimination category decreased $13.6 million in 2007 compared to 2006, and decreased $61.6 million in 2006 compared to 2005. The decline in 2007 compared to 2006 occurred partly because of a $21.0 million litigation expense provision, previously discussed, which was not allocated to a segment. The decline in 2006 from 2005 was mainly due to LIBOR based cost of funds charges that rose faster during 2006 than the investment securities yields.

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

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which prescribes the recognition threshold and measurement attributes necessary for recognition in the financial statements of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting, disclosure, and transition requirements. As a result of the Company’s adoption of FIN 48, additional income tax benefits of $446 thousand were recognized as of January 1, 2007 as an increase to retained earnings.

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that provides the highest priority to measurements using quoted prices in active markets and the lowest priority to measurements based on unobservable data. The Statement does not require any new fair value measurements. The Statement also modifies the guidance for initial recognition of fair value for certain derivative contracts held by the Company. Former accounting guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and fair value of these instruments at initial recognition. This guidance was nullified by the Statement. In accordance with the new recognition requirements of the Statement, the Company increased equity by $902 thousand on January 1, 2008.

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at December 31, 2006. The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company’s initial recognition at December 31, 2006 of the funded status of its defined benefit pension plan reduced its prepaid pension asset by $17.5 million, reduced deferred tax liabilities by $6.6 million, and reduced the equity component of accumulated other comprehensive income by $10.9 million. Beginning in 2008, the Statement also requires an employer to measure plan assets and obligations as of the date of its fiscal year end statement of financial position. The change in measurement date is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee based on the substantive agreement with the employee, because the postretirement benefit obligation is not effectively settled through the purchase of the insurance policy. The EITF Issue was effective January 1, 2008, and the Company’s adoption on that date resulted in a reduction to equity of $716 thousand.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses for which the fair value option has been elected in earnings. The Statement’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Statement may be applied to financial instruments existing at the January 1, 2008 adoption date, financial instruments recognized after the adoption date, and upon certain other events. As of the adoption date and subsequent to that date, the Company has chosen not to elect the fair value option, but continues to consider future election and the effect on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 109 (SAB 109). SAB 109 provides revised guidance on the valuation of written loan commitments accounted for at fair value through earnings. Former guidance under SAB 105 indicated that the expected net future cash flows related to the associated servicing of the loan should not be incorporated into the measurement of the fair value of a derivative loan commitment. The new guidance under SAB 109 requires these cash flows to be included in the fair value measurement, and the SAB requires this view to be applied on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008. The

Company’s application of SAB 109 in 2008 did not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations”. The Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. The Statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired. For business combinations achieved in stages (step acquisitions), the assets and liabilities must be recognized at the full amounts of their fair values, while under former guidance the entity was acquired in a series of purchases, with costs and fair values being identified and measured at each step. The Statement applies to business combinations occurring after January 1, 2009.

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. The Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Statement establishes a single method of accounting for changes in a parent’s ownership interest if the parent retains its controlling interest, deeming these to be equity transactions. Such changes include the parent’s purchases and sales of ownership interests in its subsidiary and the subsidiary’s acquisition and issuance of its ownership interests. The Statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. It changes the way the consolidated income statement is presented, requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure of these amounts on the face of the consolidated statement of income. The Statement is effective on January 1, 2009. The Company does not expect adoption of the Statement to have a significant effect on its consolidated financial statements.

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

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year Ended December 31, 2007	For the Quarter Ended
(In thousands, except per share data)	12/31/07	9/30/07	6/30/07	3/31/07

Interest income	$236,752	$238,274	$232,808	$228,267
Interest expense	(99,285)	(103,012)	(98,944)	(96,788)

Net interest income	137,467	135,262	133,864	131,479
Non-interest income	98,101	95,137	94,059	84,284
Investment securities gains (losses), net	3,270	1,562	(493)	3,895
Salaries and employee benefits	(78,433)	(77,312)	(76,123)	(76,900)
Other expense	(84,464)	(61,781)	(60,226)	(59,519)
Provision for loan losses	(14,062)	(11,455)	(9,054)	(8,161)

Income before income taxes	61,879	81,413	82,027	75,078
Income taxes	(18,187)	(25,515)	(26,453)	(23,582)

Net income	$43,692	$55,898	$55,574	$51,496

Net income per share – basic*	$.61	$.78	$.76	$.71
Net income per share – diluted*	$.60	$.77	$.75	$.70

Weighted average shares – basic*	71,681	71,919	72,750	73,112
Weighted average shares – diluted*	72,482	72,707	73,570	74,018

Year Ended December 31, 2006	For the Quarter Ended
(In thousands, except per share data)	12/31/06	9/30/06	6/30/06	3/31/06

Interest income	$228,159	$216,270	$199,250	$188,627
Interest expense	(93,927)	(87,517)	(72,771)	(64,892)

Net interest income	134,232	128,753	126,479	123,735
Non-interest income	90,030	87,332	88,179	87,045
Investment securities gains, net	24	3,324	3,284	2,403
Salaries and employee benefits	(73,140)	(72,169)	(71,239)	(71,725)
Other expense	(60,470)	(60,135)	(58,311)	(58,236)
Provision for loan losses	(7,970)	(7,575)	(5,672)	(4,432)

Income before income taxes	82,706	79,530	82,720	78,790
Income taxes	(25,689)	(24,982)	(27,387)	(25,846)

Net income	$57,017	$54,548	$55,333	$52,944

Net income per share – basic*	$.77	$.74	$.75	$.72
Net income per share – diluted*	$.76	$.73	$.74	$.71

Weighted average shares – basic*	73,976	73,538	73,372	73,856
Weighted average shares – diluted*	74,940	74,509	74,375	74,889

Year Ended December 31, 2005	For the Quarter Ended
(In thousands, except per share data)	12/31/05	9/30/05	6/30/05	3/31/05

Interest income	$185,343	$178,570	$172,800	$160,853
Interest expense	(58,337)	(52,738)	(45,413)	(39,376)

Net interest income	127,006	125,832	127,387	121,477
Non-interest income	87,544	86,606	83,608	77,079
Investment securities gains, net	1,089	289	1,372	3,612
Salaries and employee benefits	(68,730)	(66,682)	(67,585)	(70,180)
Other expense	(58,471)	(55,705)	(55,427)	(53,742)
Provision for loan losses	(11,980)	(8,934)	(5,503)	(2,368)

Income before income taxes	76,458	81,406	83,852	75,878
Income taxes	(20,216)	(18,615)	(29,484)	(26,032)

Net income	$56,242	$62,791	$54,368	$49,846

Net income per share – basic*	$.75	$.82	$.70	$.64
Net income per share – diluted*	$.74	$.81	$.69	$.63

Weighted average shares – basic*	75,201	76,342	77,253	78,303
Weighted average shares – diluted*	76,117	77,389	78,317	79,392

*	Restated for the 5% stock dividend distributed in 2007.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31
	2007			2006			2005
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$3,110,386	$208,819	6.71%	$2,688,722	$177,313	6.59%	$2,336,681	$125,417	5.37%
Real estate – construction	671,986	49,436	7.36	540,574	40,477	7.49	480,864	28,422	5.91
Real estate – business	2,204,041	154,819	7.02	2,053,455	140,659	6.85	1,794,269	106,167	5.92
Real estate – personal	1,521,066	90,537	5.95	1,415,321	79,816	5.64	1,339,900	71,222	5.32
Consumer	1,558,302	115,184	7.39	1,352,047	95,074	7.03	1,242,163	80,431	6.48
Home equity	443,748	33,526	7.56	445,376	33,849	7.60	429,911	26,463	6.16
Student(D)	—	—	—	—	—	—	357,319	17,050	4.77
Consumer credit card	665,964	84,856	12.74	595,252	77,737	13.06	554,471	66,552	12.00
Overdrafts	13,823	—	—	14,685	—	—	13,995	—	—

Total loans	10,189,316	737,177	7.23	9,105,432	644,925	7.08	8,549,573	521,724	6.10

Loans held for sale	321,916	21,940	6.82	315,950	21,788	6.90	11,909	657	5.52
Investment securities:
U.S. government & federal agency	410,170	16,505	4.02	640,239	22,817	3.56	1,066,304	39,968	3.75
State & municipal obligations(B)	594,154	26,855	4.52	414,282	18,546	4.48	137,007	5,910	4.31
Mortgage and asset-backed securities	2,120,521	102,243	4.82	2,201,685	96,270	4.37	2,812,757	114,978	4.09
Trading securities	22,321	1,057	4.73	17,444	762	4.37	10,624	422	3.98
Other marketable securities(B)	129,622	7,795	6.01	200,013	11,248	5.62	216,984	9,316	4.29
Non-marketable securities	92,251	5,417	5.87	85,211	7,475	8.77	78,709	4,617	5.87

Total investment securities	3,369,039	159,872	4.75	3,558,874	157,118	4.41	4,322,385	175,211	4.05

Federal funds sold and securities purchased under agreements to resell	527,304	25,881	4.91	299,554	15,637	5.22	116,553	4,102	3.52

Total interest earning assets	14,407,575	944,870	6.56	13,279,810	839,468	6.32	13,000,420	701,694	5.40

Less allowance for loan losses	(132,234)			(129,224)			(129,272)
Unrealized gain (loss) on investment securities	25,333			(9,443)			22,607
Cash and due from banks	463,970			470,826			508,389
Land, buildings and equipment – net	400,161			376,375			369,471
Other assets	315,522			250,260			201,829

Total assets	$15,480,327			$14,238,604			$13,973,444

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$392,942	2,067	.53	$393,870	2,204	.56	$403,158	1,259	.31
Interest checking and money market	6,996,943	114,027	1.63	6,717,280	94,238	1.40	6,745,714	52,112	.77
Time open & C.D.’s of less than $100,000	2,359,386	110,957	4.70	2,077,257	85,424	4.11	1,736,804	50,597	2.91
Time open & C.D.’s of $100,000 and over	1,480,856	73,739	4.98	1,288,845	58,381	4.53	983,703	30,779	3.13

Total interest bearing deposits	11,230,127	300,790	2.68	10,477,252	240,247	2.29	9,869,379	134,747	1.37

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,696,613	83,464	4.92	1,455,544	70,154	4.82	1,609,868	48,776	3.03
Other borrowings(C)	292,446	13,775	4.71	182,940	8,744	4.78	366,072	12,464	3.40

Total borrowings	1,989,059	97,239	4.89	1,638,484	78,898	4.82	1,975,940	61,240	3.10

Total interest bearing liabilities	13,219,186	398,029	3.01%	12,115,736	319,145	2.63%	11,845,319	195,987	1.65%

Non-interest bearing demand deposits	647,888			642,545			655,729
Other liabilities	136,850			102,668			93,708
Stockholders’ equity	1,476,403			1,377,655			1,378,688

Total liabilities and equity	$15,480,327			$14,238,604			$13,973,444

Net interest margin (T/E)		$546,841			$520,323			$505,707

Net yield on interest earning assets			3.80%			3.92%			3.89%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			5.10%			2.89%			1.22%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Business loan interest income includes tax free loan income of $8,606,000 in 2007, $5,883,000 in 2006, $2,393,000 in 2005, $2,379,000 in 2004 and $2,466,000 in 2003, including tax equivalent adjustments of $2,191,000 in 2007, $1,596,000 in 2006, $1,097,000 in 2005, $819,000 in 2004 and $847,000 in 2003. State and municipal interest income includes tax equivalent adjustments of $4,908,000 in

Years Ended December 31
2004			2003			2002			Average
		Average			Average			Average	Balance
	Interest	Rates		Interest	Rates		Interest	Rates	Five Year
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Compound
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Growth Rate

$2,119,823	$88,199	4.16%	$2,173,765	$90,860	4.18%	$2,433,041	$115,058	4.73%	5.03%
427,976	18,068	4.22	404,058	17,324	4.29	474,307	23,894	5.04	7.22
1,823,302	90,601	4.97	1,831,575	93,731	5.12	1,483,012	88,645	5.98	8.25
1,322,354	68,629	5.19	1,268,604	71,737	5.65	1,214,897	80,487	6.63	4.60
1,188,018	75,633	6.37	1,129,267	79,571	7.05	1,046,173	83,266	7.96	8.30
381,111	17,481	4.59	324,375	14,372	4.43	283,466	14,336	5.06	9.38
326,120	9,790	3.00	339,577	9,606	2.83	316,910	13,124	4.14	NM
515,585	57,112	11.08	490,534	55,310	11.28	463,474	52,337	11.29	7.52
13,319	—	—	11,631	—	—	14,150	—	—	(.47)

8,117,608	425,513	5.24	7,973,386	432,511	5.42	7,729,430	471,147	6.10	5.68

12,505	644	5.15	36,073	1,831	5.08	32,312	1,895	5.87	NM

1,721,301	67,988	3.95	1,543,269	67,236	4.36	1,233,040	57,159	4.64	(19.76)
70,846	3,410	4.81	80,687	4,139	5.13	41,103	3,079	7.49	70.61
2,846,093	105,827	3.72	2,504,514	103,681	4.14	2,118,460	112,703	5.32	.02
14,250	498	3.50	17,003	662	3.90	10,931	532	4.86	15.35
163,843	3,747	2.29	220,499	4,603	2.09	124,648	4,258	3.42	.79
75,542	3,530	4.67	74,501	4,923	6.61	66,666	2,781	4.17	6.71

4,891,875	185,000	3.78	4,440,473	185,244	4.17	3,594,848	180,512	5.02	(1.29)

84,113	1,312	1.56	63,232	831	1.31	84,278	1,486	1.76	44.30

13,106,101	612,469	4.67	12,513,164	620,417	4.96	11,440,868	655,040	5.73	4.72

(132,554)			(132,057)			(129,960)			.35

90,692			143,309			114,908			NM
553,074			513,733			511,798			(1.94)
340,188			336,665			329,553			3.96
191,655			167,944			146,671			16.56

$14,149,156			$13,542,758			$12,413,838			4.51

$401,935	1,250	.31	$380,323	1,351	.36	$353,779	2,146	.61	2.12
6,171,456	26,707	.43	6,015,827	27,391	.46	5,762,465	43,101	.75	3.96

1,678,659	38,924	2.32	1,838,137	48,440	2.64	2,046,041	70,367	3.44	2.89

788,800	14,912	1.89	699,241	14,278	2.04	651,336	18,252	2.80	17.85

9,040,850	81,793	.90	8,933,528	91,460	1.02	8,813,621	133,866	1.52	4.97

1,827,428	22,560	1.23	1,550,211	15,289	.99	771,646	9,853	1.28	17.07
419,215	8,519	2.03	395,026	8,269	2.09	371,902	9,363	2.52	(4.69)

2,246,643	31,079	1.38	1,945,237	23,558	1.21	1,143,548	19,216	1.68	11.71

11,287,493	112,872	1.00%	10,878,765	115,018	1.06%	9,957,169	153,082	1.54%	5.83

1,288,434			1,083,207			974,941			(7.85)
123,048			133,813			120,143			2.64
1,450,181			1,446,973			1,361,585			1.63

$14,149,156			$13,542,758			$12,413,838			4.51%

	$499,597			$505,399			$501,958

		3.81%			4.04%			4.39%

		(1.15)%			.69%			6.58%

2007, $3,698,000 in 2006, $1,445,000 in 2005, $1,093,000 in 2004 and $1,301,000 in 2003. Interest income on other marketable securities includes tax equivalent adjustments of $1,670,000 in 2007, $1,868,000 in 2006, $1,586,000 in 2005, $467,000 in 2004 and $859,000 in 2003.
(C)	Interest expense of $38,000, $123,000 and $113,000 which was capitalized on construction projects in 2006, 2005 and 2004, respectively, is not deducted from the interest expense shown above.
(D)	The Company’s student loan portfolio was classified as held for sale in the first quarter of 2006 and, accordingly, is included in the held for sale balances for 2006 and 2007. Refer to Note 3 to the consolidated financial statements for additional information about student loans.

QUARTERLY AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Year Ended December 31, 2007
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$3,212	6.40%	$3,104	6.79%	$3,135	6.82%	$2,988	6.86%
Real estate – construction	678	7.03	705	7.47	658	7.31	647	7.63
Real estate – business	2,223	6.91	2,220	7.09	2,225	7.06	2,147	7.04
Real estate – personal	1,542	5.96	1,538	5.92	1,514	5.97	1,489	5.96
Consumer	1,643	7.49	1,606	7.45	1,519	7.34	1,464	7.27
Home equity	455	7.11	446	7.59	438	7.76	435	7.79
Consumer credit card	712	12.03	671	12.83	647	13.01	633	13.18
Overdrafts	17	—	15	—	11	—	12	—

Total loans	10,482	7.06	10,305	7.29	10,147	7.29	9,815	7.31

Loans held for sale	289	6.35	294	6.82	355	6.99	351	7.03
Investment securities:
U.S. government & federal agency	371	4.10	398	4.04	411	3.98	463	3.99
State & municipal obligations(A)	575	4.42	595	4.43	600	4.59	607	4.63
Mortgage and asset-backed securities	2,253	4.97	2,095	4.79	2,014	4.71	2,119	4.81
Trading securities	30	4.49	16	5.32	24	4.76	18	4.59
Other marketable securities(A)	111	5.90	134	6.42	132	5.66	141	6.05
Non-marketable securities	103	6.37	98	4.82	90	5.91	77	6.52

Total investment securities	3,443	4.85	3,336	4.71	3,271	4.67	3,425	4.75

Federal funds sold and securities purchased under agreements to resell	538	4.27	512	4.92	504	5.19	556	5.27

Total interest earning assets	14,752	6.43	14,447	6.60	14,277	6.60	14,147	6.61

Less allowance for loan losses	(133)		(133)		(132)		(131)
Unrealized gain on investment securities	45		13		24		19
Cash and due from banks	472		472		451		461
Land, buildings and equipment – net	410		404		396		391
Other assets	348		326		300		287

Total assets	$15,894		$15,529		$15,316		$15,174

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$376	.46	$392	.55	$406	.55	$397	.54
Interest checking and money market	7,072	1.52	7,026	1.73	7,006	1.67	6,882	1.60
Time open & C.D.’s under $100,000	2,392	4.67	2,389	4.74	2,347	4.73	2,308	4.67
Time open & C.D.’s $100,000 & over	1,499	4.88	1,486	5.02	1,562	5.03	1,375	4.99

Total interest bearing deposits	11,339	2.59	11,293	2.76	11,321	2.73	10,962	2.63

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,721	4.48	1,628	4.94	1,472	5.07	1,969	5.17
Other borrowings	492	4.63	346	4.83	276	4.76	51	4.42

Total borrowings	2,213	4.52	1,974	4.92	1,748	5.03	2,020	5.16

Total interest bearing liabilities	13,552	2.91%	13,267	3.08%	13,069	3.04%	12,982	3.02%

Non-interest bearing demand deposits	660		661		650		620
Other liabilities	169		132		123		122
Stockholders’ equity	1,513		1,469		1,474		1,450

Total liabilities and equity	$15,894		$15,529		$15,316		$15,174

Net interest margin (T/E)	$140		$137		$136		$134

Net yield on interest earning assets		3.76%		3.77%		3.82%		3.83%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2006
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,806	6.82%	$2,709	6.81%	$2,694	6.48%	$2,543	6.23%
Real estate – construction	628	7.70	582	7.72	508	7.37	442	7.00
Real estate – business	2,161	7.07	2,082	6.99	1,997	6.80	1,971	6.50
Real estate – personal	1,490	5.76	1,451	5.60	1,366	5.63	1,352	5.56
Consumer	1,412	7.30	1,373	7.12	1,333	6.90	1,288	6.78
Home equity	443	7.84	445	7.79	446	7.54	447	7.22
Consumer credit card	612	13.16	607	13.09	585	12.93	578	13.04
Overdrafts	13	—	14	—	12	—	20	—

Total loans	9,565	7.28	9,263	7.21	8,941	7.00	8,641	6.80

Loans held for sale	315	6.97	290	7.48	293	7.54	366	5.83
Investment securities:
U.S. government & federal agency	492	3.66	592	3.58	697	3.47	784	3.58
State & municipal obligations(A)	573	4.57	472	4.48	348	4.40	260	4.36
Mortgage and asset-backed securities	2,178	4.52	2,172	4.38	2,166	4.30	2,293	4.30
Trading securities	15	4.49	14	4.57	21	4.34	19	4.15
Other marketable securities(A)	198	6.12	213	5.66	194	5.47	194	5.22
Non-marketable securities	84	14.86	86	6.51	87	6.88	84	6.90

Total investment securities	3,540	4.74	3,549	4.39	3,513	4.27	3,634	4.26

Federal funds sold and securities purchased under agreements to resell	530	5.34	379	5.33	143	5.06	142	4.64

Total interest earning assets	13,950	6.56	13,481	6.42	12,890	6.25	12,783	6.03

Less allowance for loan losses	(131)		(130)		(128)		(128)
Unrealized gain (loss) on investment securities	9		(16)		(21)		(9)
Cash and due from banks	471		462		471		481
Land, buildings and equipment – net	389		377		367		371
Other assets	312		258		221		208

Total assets	$15,000		$14,432		$13,800		$13,706

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$401	.57	$394	.57	$397	.56	$384	.54
Interest checking and money market	6,862	1.56	6,678	1.53	6,666	1.35	6,661	1.16
Time open & C.D.’s under $100,000	2,293	4.50	2,156	4.28	1,974	3.95	1,881	3.61
Time open & C.D.’s $100,000 & over	1,292	4.79	1,320	4.72	1,257	4.44	1,286	4.16

Total interest bearing deposits	10,848	2.53	10,548	2.45	10,294	2.20	10,212	1.97

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,793	5.15	1,581	5.09	1,214	4.63	1,227	4.16
Other borrowings	104	5.86	163	4.91	205	4.67	260	4.34

Total borrowings	1,897	5.19	1,744	5.07	1,419	4.64	1,487	4.19

Total interest bearing liabilities	12,745	2.92%	12,292	2.83%	11,713	2.49%	11,699	2.25%

Non-interest bearing demand deposits	664		644		664		598
Other liabilities	133		112		86		79
Stockholders’ equity	1,458		1,384		1,337		1,330

Total liabilities and equity	$15,000		$14,432		$13,800		$13,706

Net interest margin (T/E)	$136		$131		$128		$125

Net yield on interest earning assets		3.89%		3.84%		3.98%		3.97%

(A) Includes tax equivalent calculations.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth on pages 41 through 44 of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Kansas City, Missouri
February 26, 2008

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006

	(In thousands)

ASSETS
Loans	$10,605,368	$9,681,520
Allowance for loan losses	(133,586)	(131,730)

Net loans	10,471,782	9,549,790

Loans held for sale	235,896	278,598
Investment securities:
Available for sale ($524,399,000 and $526,430,000 pledged in 2007 and
2006, respectively, to secure structured repurchase agreements)	3,165,020	3,415,440
Trading	26,478	6,676
Non-marketable	105,517	74,207

Total investment securities	3,297,015	3,496,323

Federal funds sold and securities purchased under agreements to resell	655,165	527,816
Cash and due from banks	673,081	626,500
Land, buildings and equipment – net	406,249	386,095
Goodwill	124,570	97,643
Other intangible assets – net	21,413	19,633
Other assets	319,660	247,951

Total assets	$16,204,831	$15,230,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,413,849	$1,312,400
Savings, interest checking and money market	7,155,366	6,879,047
Time open and C.D.’s of less than $100,000	2,374,782	2,302,567
Time open and C.D.’s of $100,000 and over	1,607,555	1,250,840

Total deposits	12,551,552	11,744,854

Federal funds purchased and securities sold under agreements to repurchase	1,239,219	1,771,282
Other borrowings	583,639	53,934
Other liabilities	302,735	218,165

Total liabilities	14,677,145	13,788,235

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 71,938,743 shares in 2007 and 70,465,922 shares in 2006	359,694	352,330
Capital surplus	475,220	427,421
Retained earnings	669,142	683,176
Treasury stock of 52,614 and 422,468 shares in 2007 and 2006, respectively, at cost	(2,477)	(20,613)
Accumulated other comprehensive income (loss)	26,107	(200)

Total stockholders’ equity	1,527,686	1,442,114

Total liabilities and stockholders’ equity	$16,204,831	$15,230,349

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2007	2006	2005

INTEREST INCOME
Interest and fees on loans	$734,986	$643,329	$520,626
Interest on loans held for sale	21,940	21,788	657
Interest on investment securities	153,294	151,552	172,181
Interest on federal funds sold and securities purchased under agreements to resell	25,881	15,637	4,102

Total interest income	936,101	832,306	697,566

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	116,094	96,442	53,371
Time open and C.D.’s of less than $100,000	110,957	85,424	50,597
Time open and C.D.’s of $100,000 and over	73,739	58,381	30,779
Interest on federal funds purchased and securities sold under agreements to repurchase	83,464	70,154	48,776
Interest on other borrowings	13,775	8,706	12,341

Total interest expense	398,029	319,107	195,864

Net interest income	538,072	513,199	501,702
Provision for loan losses	42,732	25,649	28,785

Net interest income after provision for loan losses	495,340	487,550	472,917

NON-INTEREST INCOME
Deposit account charges and other fees	117,350	115,453	112,979
Bank card transaction fees	103,613	94,928	86,310
Trust fees	78,840	72,180	68,316
Consumer brokerage services	12,445	9,954	9,909
Trading account profits and commissions	8,647	8,132	9,650
Loan fees and sales	8,835	10,503	12,838
Other	41,851	41,436	34,835

Total non-interest income	371,581	352,586	334,837

INVESTMENT SECURITIES GAINS, NET	8,234	9,035	6,362

NON-INTEREST EXPENSE
Salaries and employee benefits	308,768	288,273	273,177
Net occupancy	45,789	43,276	40,621
Equipment	24,121	25,665	23,201
Supplies and communication	34,162	32,670	33,342
Data processing and software	49,081	50,982	48,244
Marketing	18,199	17,317	17,294
Indemnification obligation	20,951	—	—
Other	73,687	67,242	60,643

Total non-interest expense	574,758	525,425	496,522

Income before income taxes	300,397	323,746	317,594
Less income taxes	93,737	103,904	94,347

Net income	$206,660	$219,842	$223,247

Net income per share – basic	$2.86	$2.98	$2.91
Net income per share – diluted	$2.82	$2.94	$2.87

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income	$206,660	$219,842	$223,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	42,732	25,649	28,785
Provision for depreciation and amortization	52,469	48,436	42,318
Amortization of investment security premiums, net	7,398	12,318	16,730
Benefit for deferred income taxes	(11,227)	(1,380)	(1,757)
Investment securities gains, net	(8,234)	(9,035)	(6,362)
Net gains on sales of loans held for sale	(5,670)	(7,259)	(1,401)
Proceeds from sales of loans held for sale	420,295	410,462	94,763
Originations of loans held for sale	(371,918)	(344,243)	(88,504)
Net (increase) decrease in trading securities	(19,058)	24,292	(15,536)
Stock based compensation	6,263	4,786	6,628
(Increase) decrease in interest receivable	8,324	(11,051)	676
Increase in interest payable	5,270	25,467	16,213
Increase in income taxes payable	7,743	14,576	22
Net tax benefit related to equity compensation plans	(2,283)	(2,108)	(4,288)
Other changes, net	(3,062)	(19,220)	(21,770)

Net cash provided by operating activities	335,702	391,532	289,764

INVESTING ACTIVITIES
Net cash and cash equivalents paid in acquisitions	(14,046)	(8,498)	—
Proceeds from sales of available for sale securities	239,541	170,421	1,816,865
Proceeds from maturities/pay downs of available for sale securities	1,135,260	1,142,763	1,197,556
Purchases of available for sale securities	(1,095,686)	(888,132)	(2,012,483)
Net increase in loans	(793,214)	(764,519)	(631,391)
Purchases of land, buildings and equipment	(55,102)	(44,951)	(64,231)
Sales of land, buildings and equipment	4,888	3,470	2,475

Net cash provided by (used in) investing activities	(578,359)	(389,446)	308,791

FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	253,221	163,747	(139,593)
Net increase in time open and C.D.’s	379,002	340,559	543,130
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(542,992)	417,441	(587,451)
Repayment of long-term borrowings	(33,095)	(252,320)	(119,985)
Additional long-term borrowings	542,000	—	—
Purchases of treasury stock	(128,578)	(134,956)	(234,501)
Issuance of stock under stock purchase and equity compensation plans	13,661	7,274	18,393
Net tax benefit related to equity compensation plans	2,283	2,108	4,288
Cash dividends paid on common stock	(68,915)	(65,758)	(63,421)

Net cash provided by (used in) financing activities	416,587	478,095	(579,140)

Increase in cash and cash equivalents	173,930	480,181	19,415
Cash and cash equivalents at beginning of year	1,154,316	674,135	654,720

Cash and cash equivalents at end of year	$1,328,246	$1,154,316	$674,135

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2004	$347,049	$388,614	$703,293	$(51,646)	$39,570	$1,426,880

Net income			223,247			223,247
Change in unrealized gain (loss) on available for sale securities, net of tax					(43,453)	(43,453)

Total comprehensive income						179,794

Purchase of treasury stock				(234,501)		(234,501)
Cash dividends paid ($.829 per share)			(63,421)			(63,421)
Net tax benefit related to equity compensation plans		4,288				4,288
Stock based compensation		6,628				6,628
Issuance under stock purchase and equity compensation plans, net		(18,656)		37,049		18,393
5% stock dividend, net		7,678	(170,098)	162,197		(223)

Balance, December 31, 2005	347,049	388,552	693,021	(86,901)	(3,883)	1,337,838

Net income			219,842			219,842
Change in unrealized gain (loss) on available for sale securities, net of tax					14,553	14,553

Total comprehensive income						234,395

Purchase of treasury stock				(134,956)		(134,956)
Cash dividends paid ($.889 per share)			(65,758)			(65,758)
Net tax benefit related to equity compensation plans		2,108				2,108
Stock based compensation		4,786				4,786
Issuance under stock purchase and equity compensation plans, net		(9,830)		17,104		7,274
Issuance in West Pointe Bancorp, Inc. acquisition		(1,268)		68,752		67,484
5% stock dividend, net	5,281	43,073	(163,929)	115,388		(187)
Adoption of SFAS No. 158, net of tax					(10,870)	(10,870)

Balance, December 31, 2006	352,330	427,421	683,176	(20,613)	(200)	1,442,114

Net income			206,660			206,660
Change in unrealized gain (loss) on available for sale securities, net of tax					19,363	19,363
Change in pension plan loss, net of tax					6,944	6,944

Total comprehensive income						232,967

Purchase of treasury stock				(128,578)		(128,578)
Cash dividends paid ($.952 per share)			(68,915)			(68,915)
Net tax benefit related to equity compensation plans		2,283				2,283
Stock based compensation		6,263				6,263
Issuance under stock purchase and equity compensation plans, net	144	(12,339)		25,856		13,661
Issuance in South Tulsa Financial Corp. acquisition		(303)		27,917		27,614
5% stock dividend, net	7,220	51,895	(152,225)	92,941		(169)
Adoption of FIN 48			446			446

Balance, December 31, 2007	$359,694	$475,220	$669,142	$(2,477)	$26,107	$1,527,686

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

Commerce Bancshares, Inc. (the Company) conducts its principal activities through its banking and non-banking subsidiaries from approximately 350 locations throughout Missouri, Illinois, Kansas, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance, venture capital and real estate activities.

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

Loans and Related Earnings

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the interest method. Prepayment premium or yield maintenance agreements are generally required on all term commercial loans with fixed rate intervals of one year or more, and corporate policy requires such language on all term loans over $250,000 with greater than one year maturity.

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

Loans, including those that are considered to be impaired, are evaluated regularly by management. Business, lease, construction and business real estate loans are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on non-accrual loans are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Consumer installment loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if no collateral) once the loans are more than 120 days delinquent. Credit card loans are charged off against the allowance for loan losses when the receivable is more than 180 days past due. The interest and fee income previously capitalized but not collected on credit card charge-offs is reversed against interest income.

Loans Held for Sale

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

Allowance/Provision for Loan Losses

The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of the balance sheet date, including known or anticipated problem loans as well as for loans which are not currently known to require specific allowances. Management’s judgment as to the amount of the allowance is a result of the review of larger individual loans, collateral values, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of impaired and non-performing assets, historical charge-off amounts, geographic location, prevailing economic conditions and other relevant factors (including individual valuations on nonperforming loans in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”). Loans are considered impaired when it becomes probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Included in impaired loans are all non-accrual business, lease, construction, and business real estate loans. Consumer, personal real estate, home equity and credit card loans (collectively, personal loans) are excluded from the definition of an impaired loan. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114. Impairment is measured as the present value of the expected future cash flows at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Personal loans are segregated by loan type and by sub-type, and are evaluated on a group basis. Loans are charged off to the extent they are deemed to be uncollectible, reducing the allowance. Recoveries of loans previously charged off are added to the allowance. The amount of the allowance for loan losses is highly dependent on management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amount and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations, and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known.

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

Investments in Debt and Equity Securities

The Company has classified the majority of its investment portfolio as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Their related unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses, including other-than-temporary declines in fair value, are calculated using the specific identification method and are included in “Investment securities gains, net” in the consolidated statements of income. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is continually evaluated and a determination made regarding the appropriate estimate of the future rate of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related amortization of premium or discount accretion.

Non-marketable securities include certain private equity and venture capital investments, consisting of both debt and equity instruments. These securities are carried at fair value in accordance with the AICPA Audit Guide on investment companies, with changes in fair value reported in current earnings. In the absence of readily ascertainable market values, fair value is determined based on observable market values or at estimated fair values. Changes in fair value and gains and losses from sales are included in “Investment securities gains, net”. Other non-marketable securities acquired for debt and regulatory purposes are accounted for at cost.

Trading account securities, which are bought and held principally for the purpose of resale in the near term, are carried at fair value. Gains and losses, both realized and unrealized, are recorded in non-interest income.

Purchases and sales of securities are recognized on a trade date basis. A receivable or payable is recognized for pending transaction settlements.

Land, Buildings and Equipment

Land is stated at cost, and buildings and equipment are stated at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods. The Company generally assigns depreciable lives of 30 years for buildings, 10 years for building improvements, and 3 to 8 years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred.

Foreclosed Assets

Foreclosed assets consist of property that has been repossessed. Collateral obtained through foreclosure is comprised of commercial and residential real estate and other non-real estate property, including auto and marine vehicles. The assets are initially recorded at the lower of the related loan balance or fair value of the collateral less estimated selling costs, with any valuation adjustments charged to the allowance for loan losses. Fair values are estimated primarily based on appraisals when available or quoted market prices of liquid assets. After their initial recognition, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell, and any resulting valuation adjustments, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes are provided for temporary differences between the financial reporting bases and income tax bases of the Company’s assets and liabilities, net operating losses, and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income when such assets and liabilities are anticipated to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as tax expense or benefit in the period that includes the enactment date of the change. In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. SFAS No. 109 requires a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company recognizes interest and penalties related to income taxes within income tax expense in the consolidated statements of income.

The Company and its eligible subsidiaries file a consolidated federal income tax return. State and local income tax returns are filed on a combined, consolidated or separate return basis based upon each jurisdiction’s laws and regulations.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes that the recognition threshold and measurement attribute necessary for recognition in the financial statements of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the Company’s adoption of FIN 48, the beginning balance of retained earnings as of January 1, 2007 increased by $446 thousand.

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivative financial instruments be recorded on the balance sheet at fair value, with the adjustment to fair value recorded in current earnings. Derivatives that are part of a qualifying hedging relationship under SFAS No. 133 can be designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion is recognized in current earnings.

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective. At December 31, 2007, the Company had two interest rate swaps designated as fair value hedges. The Company performs quarterly assessments, using the regression method, to determine whether the hedging relationship has been highly effective in offsetting changes in fair values.

Derivative contracts are also offered to customers to assist in hedging their risks of adverse changes in interest rates and foreign exchange rates. The Company serves as an intermediary between its customers and the markets. Each contract between the Company and its customers is offset by a contract between the Company and various counterparties. These contracts do not qualify for hedge accounting. They are carried at fair value, with changes in fair value recorded in other non-interest income. Since each customer contract is paired with an offsetting contract, there is no significant impact to net income.

The Company enters into interest rate lock commitments on mortgage loans, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are accounted for as derivatives and carried at fair value, with changes in fair value recorded in loan fees and sales. Fair values are based upon quoted prices and, in 2007 and prior years, fair value measurements exclude the value of loan servicing rights or other ancillary values. In accordance with new accounting guidance effective in 2008, the value of loan servicing rights will be incorporated into subsequent fair value measurements for mortgage loan commitments.

Pension Plan

The Company’s pension plan is described in Note 10, Employee Benefit Plans. In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and at December 31, 2006, adjusted its prepaid pension asset to reflect the funded status of the pension plan. During 2008, the Company will also change the measurement date of its plan assets and benefit obligations from September 30 to December 31, as required by SFAS No. 158.

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

Stock-Based Compensation

The Company’s stock-based employee compensation plan is described in Note 11, Stock-Based Compensation and Directors Stock Purchase Plan. In accordance with the provisions of SFAS No. 123 (revised), “Share-Based Payment”, the Company measures the cost of stock-based compensation based on the grant-date fair value of the award, recognizing the cost over the requisite service period. The fair value of an award is estimated using the Black-Scholes option-pricing model. The expense recognized is based on an estimation of the number of awards for which the requisite service is expected to be rendered, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

Treasury Stock

Purchases of the Company’s common stock are recorded at cost. Upon re-issuance for acquisitions, exercises of stock-based awards or other corporate purposes, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share

Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options, stock appreciation rights and nonvested stock awards) outstanding during each year. All per share data has been restated to reflect the 5% stock dividend distributed in December 2007.

2.	Acquisitions

On July 1, 2007, the Company acquired Commerce Bank in Denver, Colorado. Commerce Bank’s results of operations are included in the Company’s consolidated financial results beginning on that date. In this transaction, the Company acquired all of the outstanding stock of Commerce Bank for $29.5 million in cash. The acquisition added $123.9 million in assets (including $74.5 million in loans), $72.2 million in deposits and the Company’s first location in Colorado. Intangible assets recognized as a result of the transaction consisted of goodwill of $15.1 million and core deposit premium of $4.9 million.

The Company acquired South Tulsa Financial Corporation (South Tulsa) on April 1, 2007, and accordingly, South Tulsa’s results of operations are included in the Company’s consolidated financial results beginning on that date. In this transaction, the Company acquired all of the outstanding stock of South Tulsa in exchange for shares of Company stock valued at $27.6 million. The valuation of Company stock was based on the average closing price of Company stock during the measurement period of March 21 through March 27. The Company’s acquisition of South Tulsa added $142.4 million in assets (including $114.7 million in loans), $103.9 million in deposits and two branch locations in Tulsa, Oklahoma. Intangible assets recognized as a result of the transaction consisted of approximately $10.6 million in goodwill and $3.4 million in core deposit premium. Goodwill recognized in this acquisition is not deductible for income tax purposes.

The fair value of core deposit premiums acquired in 2007 were estimated by a third party using a net cost savings method. This methodology calculates the present value of the estimated net cost savings attributable to the core deposit base, relative to alternative costs of funds and tax benefit, if applicable, over the expected remaining economic life of the depositors. Based on an estimation of the expected remaining economic life of the depositors, the core deposit premiums are being amortized over a 14 year period, or a weighted average period of 4.5 years, using accelerated methods.

Historical pro forma information has not been presented for the 2007 acquisitions because the effects on the Company’s financial statements were not material. Loans with evidence of a deterioration in credit quality, and acquired in these and the 2006 transactions mentioned below, were not material to the consolidated financial statements of the Company. Accordingly, the provisions of AICPA Statement of Position 03-3, which require special accounting for such loans, were not applied.

During 2006, the Company acquired two banks. The first acquisition was in July 2006, when the Company, through a bank subsidiary (the Bank), acquired certain assets and assumed certain liabilities of Boone National Savings and Loan Association (Boone) through a purchase and assumption agreement for cash of $19.1 million. Boone operated four branches in central Missouri. The Bank acquired loans and deposits of $126.4 million and $100.9 million, respectively, and assumed debt of $26.7 million. Goodwill of $15.6 million, core deposit premium of $2.6 million, and $300 thousand of mortgage servicing rights were recorded as a result of the transaction.

In September 2006, the Company acquired the outstanding stock of West Pointe Bancorp, Inc. (West Pointe) in Belleville, Illinois, which operated five branch locations in the greater St. Louis area. The total purchase price of $80.5 million consisted of cash of $13.1 million and 1.5 million shares of Company stock valued at $67.5 million. The Company’s acquisition of West Pointe added $508.8 million in assets, with

$255.0 million in loans, and $381.8 million in deposits. Intangible assets recognized as a result of the transaction consisted of approximately $38.3 million of goodwill, $14.9 million of core deposit premium, and $531 thousand of mortgage servicing rights.

West Pointe’s results of operations were included in the Company’s consolidated financial results beginning September 1, 2006. The table below shows pro forma consolidated financial results after combining West Pointe’s operations with the Company for a full 12 months in 2006 and 2005.

(In thousands, except per share data)	2006	2005

Net interest income plus non-interest income	$884,706	$860,879
Net income	215,272	225,476
Net income per share – basic	2.88	2.88
Net income per share – diluted	2.84	2.84

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2007.

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at December 31, 2007 and 2006 are as follows:

(In thousands)	2007	2006

Business	$3,257,047	$2,860,692
Real estate – construction	668,701	658,148
Real estate – business	2,239,846	2,148,195
Real estate – personal	1,540,289	1,478,669
Consumer	1,648,072	1,435,038
Home equity	460,200	441,851
Consumer credit card	780,227	648,326
Overdrafts	10,986	10,601

Total loans	$10,605,368	$9,681,520

Loans to directors and executive officers of the Parent and its significant subsidiaries, and to their associates, are summarized as follows:

(In thousands)

Balance at January 1, 2007	$136,837
Additions	138,272
Amounts collected	(160,882)
Amounts written off	—

Balance at December 31, 2007	$114,227

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2007 to principal holders of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Iowa, Oklahoma, Colorado, Indiana, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short and intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2007, unfunded loan commitments totaled $8.0 billion (which included $3.8 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2007, loans of $1.5 billion were pledged at the Federal Home Loan Bank (FHLB) by subsidiary banks as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.1 billion were pledged at the Federal Reserve as collateral for discount window borrowings. There were no discount window borrowings at December 31, 2007 or 2006.

The Company has a net investment in direct financing and sales type leases of $276.1 million and $262.4 million at December 31, 2007 and 2006, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $38.7 million and $37.4 million at December 31, 2007 and 2006, respectively. The net investment in operating leases amounted to $16.6 million and $23.0 million at December 31, 2007 and 2006, respectively, and is included in other assets on the Company’s consolidated balance sheets.

A summary of the allowance for loan losses is as follows:

	Years Ended December 31
(In thousands)	2007	2006	2005

Balance, January 1	$131,730	$128,447	$132,394

Additions:
Provision for loan losses	42,732	25,649	28,785
Allowance of acquired banks	1,857	3,688	—

Total additions	44,589	29,337	28,785

Deductions:
Loan losses	58,868	40,944	47,220
Less recoveries	16,135	14,890	14,488

Net loan losses	42,733	26,054	32,732

Balance, December 31	$133,586	$131,730	$128,447

The Company had ceased recognition of interest income on loans with a carrying value of $19.7 million and $16.7 million at December 31, 2007 and 2006, respectively. The interest income not recognized on these non-accrual loans was $2.3 million, $1.4 million and $1.0 million during 2007, 2006 and 2005, respectively. Loans 90 days delinquent and still accruing interest amounted to $20.9 million and $20.4 million at December 31, 2007 and 2006, respectively.

The following table presents information on impaired loans at December 31:

(In thousands)	2007	2006

Impaired loans for which a related allowance has been provided	$15,809	$15,537
Impaired loans for which no related allowance has been provided	3,930	2,699

Total impaired loans	$19,739	$18,236

Allowance related to impaired loans	$5,626	$4,644

Impaired loans include loans on non-accrual status. Average impaired loans were $23.8 million during 2007, $15.3 million during 2006 and $18.7 million during 2005. No interest was recognized on these loans during their period of impairment.

Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. Such loans are normally sold in the secondary market when the student graduates and the loan enters into repayment status. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination.

(In thousands)	2007	2006

Balance outstanding at end of year:
Student	$229,017	$263,786
Residential mortgage	6,879	14,812

Total loans held for sale balance	$235,896	$278,598

Net gains on sales:
Student	$4,484	$6,273
Residential mortgage	1,186	986

Total gains on sales of loans held for sale, net	$5,670	$7,259

4.	Investment Securities

A summary of the available for sale investment securities by maturity groupings as of December 31, 2007 is shown below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2007. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes fixed and floating-rate mortgage-related securities, predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA. These securities differ from traditional debt securities primarily in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Also included are certain other asset-backed securities (primarily credit card, automobile and commercial loan backed securities).

			Weighted
	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$499	$500	4.82%
After 1 but within 5 years	5,973	6,617	5.74

Total U.S. government and federal agency obligations	6,472	7,117	5.66

Government-sponsored enterprise obligations:
Within 1 year	234,210	233,810	3.96
After 1 but within 5 years	118,436	119,390	4.06

Total government-sponsored enterprise obligations	352,646	353,200	4.00

State and municipal obligations:
Within 1 year	33,025	33,086	3.50
After 1 but within 5 years	399,017	402,942	3.68
After 5 but within 10 years	31,996	32,550	3.92
After 10 years	34,590	34,785	4.22

Total state and municipal obligations	498,628	503,363	3.72

Mortgage and asset-backed securities	2,147,354	2,140,485	4.97

Other debt securities:
Within 1 year	21,397	21,327

Total other debt securities	21,397	21,327

Equity securities	90,083	139,528

Total available for sale investment securities	$3,116,580	$3,165,020

The unrealized gains and losses by type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. government and federal agency obligations	$6,472	$645	$—	$7,117
Government-sponsored enterprise obligations	352,646	1,171	(617)	353,200
State and municipal obligations	498,628	4,988	(253)	503,363
Mortgage and asset-backed securities	2,147,354	9,007	(15,876)	2,140,485
Other debt securities	21,397	—	(70)	21,327
Equity securities	90,083	52,697	(3,252)	139,528

Total	$3,116,580	$68,508	$(20,068)	$3,165,020

December 31, 2006
U.S. government and federal agency obligations	$9,258	$430	$(37)	$9,651
Government-sponsored enterprise obligations	471,085	123	(6,641)	464,567
State and municipal obligations	593,816	3,267	(2,259)	594,824
Mortgage and asset-backed securities	2,167,855	2,334	(33,281)	2,136,908
Other debt securities	36,528	4	(523)	36,009
Equity securities	119,723	53,758	—	173,481

Total	$3,398,265	$59,916	$(42,741)	$3,415,440

The table above shows that some of the securities in the portfolio were temporarily impaired as of December 31, 2007 and 2006. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold at the valuation date. Most of the impairment relates to debt securities and occurs as a result of changes in overall bond yields between the date the bond was acquired and the valuation date. Securities which were temporarily impaired at December 31, 2007 and 2006 are shown below, along with the length of the impairment period. Out of the total available for sale portfolio, consisting of over 900 individual securities at December 31, 2007, 192 securities were temporarily impaired for 12 months or longer. The majority of these unrealized losses occurred in collateralized mortgage obligations (CMO’s), most of which were purchased during 2003 through 2005 at interest rates below market rates at December 31, 2007. The Company does not own any CMO’s or other mortgage-backed securities with subprime loan exposure. Management has considered various factors in its impairment evaluation, including issuer financial condition, agency rating, payment prospects, and general industry condition. Management has the intent and ability to hold these securities until their maturity and does not believe that any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2007
Government-sponsored enterprise obligations	$15,236	$6	$191,086	$611	$206,322	$617
State and municipal obligations	10,516	49	39,994	204	50,510	253
Mortgage and asset-backed securities	346,386	4,170	870,540	11,706	1,216,926	15,876
Other debt securities	—	—	21,327	70	21,327	70

Subtotal, debt securities	372,138	4,225	1,122,947	12,591	1,495,085	16,816

Equity securities	19,388	3,252	—	—	19,388	3,252

Total temporarily impaired securities	$391,526	$7,477	$1,122,947	$12,591	$1,514,473	$20,068

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2006
U.S. government and federal agency obligations	$500	$35	$197	$2	$697	$37
Government-sponsored enterprise obligations	—	—	422,466	6,641	422,466	6,641
State and municipal obligations	123,791	257	178,542	2,002	302,333	2,259
Mortgage and asset-backed securities	301,756	2,841	1,467,216	30,440	1,768,972	33,281
Other debt securities	—	—	32,395	523	32,395	523

Total temporarily impaired securities	$426,047	$3,133	$2,100,816	$39,608	$2,526,863	$42,741

In addition to the available for sale portfolio, investment securities held by the Company include certain securities which are not readily marketable, and are classified as non-marketable on the Company’s consolidated balance sheets. These securities totaled $105.5 million and $74.2 million at December 31, 2007 and 2006, respectively. This category includes holdings of Federal Reserve Bank (FRB) stock and Federal Home Loan Bank of Des Moines (FHLB) stock which are required to be held for regulatory purposes and for borrowing availability, and are carried at cost. Investment in FRB stock is based on the capital structure of the bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. At December 31, 2007, investment in FRB stock totaled $23.5 million and investment in FHLB stock totaled $36.7 million. The remainder of the securities in the non-marketable category are comprised of investments in venture capital and private equity concerns. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

The following table presents proceeds from sales of securities and the components of net securities gains and losses, including fair value adjustments.

(In thousands)	2007	2006	2005

Proceeds from sales	$239,541	$170,421	$1,816,865

Gains	$13,688	$13,086	$29,750
Losses	5,454	4,051	23,388

Net gains	$8,234	$9,035	$6,362

Investment securities with a fair value of $2.0 billion and $2.1 billion were pledged at December 31, 2007 and 2006, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve discount window. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $524.4 million, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $1.5 billion at December 31, 2007. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

5.	Land, Buildings and Equipment

Land, buildings and equipment consist of the following at December 31, 2007 and 2006:

(In thousands)	2007	2006

Land	$94,056	$86,471
Buildings and improvements	476,897	458,974
Equipment	218,896	214,114

Total	789,849	759,559

Less accumulated depreciation and amortization	383,600	373,464

Net land, buildings and equipment	$406,249	$386,095

Depreciation expense of $35.7 million, $35.4 million and $32.0 million for 2007, 2006 and 2005, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $18.5 million, $18.0 million and $18.7 million for 2007, 2006 and 2005, respectively, was included in occupancy expense and equipment expense. No interest expense was capitalized on construction projects in 2007, as compared to $38 thousand and $123 thousand in 2006 and 2005, respectively.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized in the following table.

	December 31, 2007			December 31, 2006

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(5,182)	$20,538	$19,920	$(1,093)	$18,827
Mortgage servicing rights	1,556	(681)	875	1,338	(532)	806

Total amortizable intangible assets	27,276	(5,863)	21,413	21,258	(1,625)	19,633

Goodwill	124,570	—	124,570	97,643	—	97,643

Total intangible assets	$151,846	$(5,863)	$145,983	$118,901	$(1,625)	$117,276

As a result of routine annual assessments, no impairment of intangible assets was recorded in 2007, 2006 or 2005.

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2006 and 2007 are shown in the following table.

			Money
	Consumer	Commercial	Management	Total
(In thousands)	Segment	Segment	Segment	Goodwill

Balance at December 31, 2005	$33,540	$14,236	$746	$48,522
2006 acquisitions	25,339	27,303	—	52,642
Adjustments to prior year acquisitions	—	(3,521)	—	(3,521)

Balance at December 31, 2006	58,879	38,018	746	97,643
2007 acquisitions	8,042	17,646	—	25,688
Adjustments to prior year acquisitions	732	507	—	1,239

Balance at December 31, 2007	$67,653	$56,171	$746	$124,570

Changes in the net carrying amount of other intangible assets for the years ended December 31, 2006 and 2007 are shown in the following table.

	Core	Mortgage
	Deposit	Servicing
(In thousands)	Premium	Rights

Balance at December 31, 2005	$—	$47
2006 acquisitions	19,920	831
Amortization	(1,093)	(72)

Balance at December 31, 2006	18,827	806
2007 acquisitions	8,290	—
Originations	—	218
Adjustments to prior year acquisitions	(2,490)	—
Amortization	(4,089)	(149)

Balance at December 31, 2007	$20,538	$875

Aggregate amortization expense on intangible assets for the years ended December 31, 2007, 2006 and 2005 was $4.2 million, $1.2 million and $455 thousand, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2007. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2008	$4,346
2009	3,834
2010	3,317
2011	2,805
2012	2,285

7.	Deposits

At December 31, 2007, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)

Due in 2008	$3,673,515
Due in 2009	197,867
Due in 2010	62,541
Due in 2011	25,770
Due in 2012	22,248
Thereafter	396

Total	$3,982,337

At December 31, 2007, the scheduled maturities of time open and certificates of deposit over $100,000 were as follows:

	Certificates of
	Deposit over	Other Time Deposits
(In thousands)	$100,000	over $100,000	Total

Due in 3 months or less	$717,140	$6,407	$723,547
Due in over 3 through 6 months	291,681	7,125	298,806
Due in over 6 through 12 months	514,208	15,172	529,380
Due in over 12 months	38,998	16,824	55,822

Total	$1,562,027	$45,528	$1,607,555

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. Reserves refer to non-earning cash held at the Federal Reserve Bank. The minimum reserve requirements for the subsidiary banks at December 31, 2007 totaled $80.0 million.

8.	Borrowings

Borrowings of the Company primarily consist of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally mature within 90 days. The following table presents balance and interest rate information on these borrowings.

				Maximum
	Year End	Average	Average	Outstanding
	Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Rate	Rate	Outstanding	Month End	December 31

2007
Federal funds purchased and short-term repurchase agreements	2.8%	4.7%	$1,196,612	$1,800,505	$739,219
Long-term repurchase agreements	5.0	5.5	500,000	500,000	500,000

Total federal funds purchased and repurchase agreements					1,239,219

2006
Federal funds purchased and short-term repurchase agreements	4.8	4.7	1,256,914	1,586,511	1,271,282
Long-term repurchase agreements	5.5	5.6	198,630	500,000	500,000

Total federal funds purchased and repurchase agreements					1,771,282

2005
Federal funds purchased and repurchase agreements	3.8	3.0	1,609,868	2,020,498	1,326,427

Total securities sold under agreements to repurchase at December 31, 2007 were comprised of non-insured customer funds totaling $613.1 million and structured repurchase agreements of $500.0 million. The structured repurchase agreements mature in 2010 and have a LIBOR-based floating interest rate and an embedded floor. All securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio.

Other borrowings of the Company consisted of the following at December 31, 2007.

			Year End
		Maturity	Weighted	Year End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary bank	2008	4.1%	$10,571
		2009	4.3	76,140
		2010	4.8	302,770
		2011-16	5.2	71,994
		2017	3.5	100,000
Subordinated debentures	Subsidiary holding company	2030	10.9	4,000
		2034	7.2	10,310
Non-recourse lease financing notes	Bank leasing subsidiary	2008	6.0	32
		2011	6.3	304
Structured note payable	Venture capital subsidiary	2012	0.0	7,515
Other	Subsidiary bank	—	—	3

Total				$583,639

Banking subsidiaries of the Company are members of the FHLB and have access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the respective borrowing bank. Total outstanding advances at December 31, 2007 were $561.5 million. Nearly all of the outstanding advances have fixed interest rates and contain prepayment penalties. The outstanding balance contains $300.0 million which the FHLB may call for early payment within the next two years. The FHLB has issued letters of credit, totaling $525.3 million at December 31, 2007, to secure the Company’s obligations to depositors of public funds.

In certain acquisition transactions, the Company has assumed subordinated debentures which were issued by acquired bank holding companies to wholly owned grantor trusts. The trusts were formed to issue preferred securities representing undivided beneficial interests in the assets of the trusts and to invest the gross proceeds of such preferred securities in the debentures. While the trusts are accounted for as unconsolidated equity investments, the preferred securities issued by the trusts qualify as Tier 1 Capital for regulatory purposes. The debentures include $10.3 million of variable rate debt which may be redeemed beginning in 2009, and $4.0 million of fixed rate debt which may be redeemed beginning in 2010.

Specified amounts of the Company’s lease receivables and underlying equipment in leasing transactions serve as collateral for non-recourse lease financing notes from other financial institutions, which totaled $336 thousand at December 31, 2007. In the event of a default by a lessee, the other financial institution has a first lien on the underlying lease equipment and chattel paper, with no further recourse against the Company.

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

Cash payments for interest on deposits and borrowings during 2007, 2006 and 2005 on a consolidated basis amounted to $393.1 million, $294.6 million and $179.7 million, respectively.

9.	Income Taxes

The components of income tax expense (benefit) from operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2007:
U.S. federal	$102,666	$(9,866)	$92,800
State and local	2,298	(1,361)	937

	$104,964	$(11,227)	$93,737

Year ended December 31, 2006:
U.S. federal	$104,730	$(1,394)	$103,336
State and local	554	14	568

	$105,284	$(1,380)	$103,904

Year ended December 31, 2005:
U.S. federal	$90,240	$(2,517)	$87,723
State and local	5,864	760	6,624

	$96,104	$(1,757)	$94,347

The components of income tax expense (benefit) credited directly to stockholders’ equity for the years ended December 31, 2007, 2006 and 2005 were as follows:

(In thousands)	2007	2006	2005

Unrealized gain (loss) on securities available for sale	$11,902	$8,885	$(26,633)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,298)	(2,108)	(4,288)
Accumulated pension (benefit) loss	4,256	(6,662)	—

Income tax expense (benefit) allocated to stockholders’ equity	$13,860	$115	$(30,921)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

(In thousands)	2007	2006(1)

Deferred tax assets:
Loans, principally due to allowance for loan losses	$60,652	$57,490
Accrued expenses	10,060	2,142
Equity-based compensation	11,058	10,208
Deferred compensation	4,464	3,706
Unearned fee income	1,310	1,121
Net operating loss carryforwards	803	1,010
Other	2,309	2,222

Total deferred tax assets	90,656	77,899

Deferred tax liabilities:
Equipment lease financing	30,415	28,130
Unrealized gain on securities available for sale	18,407	6,505
Land, buildings and equipment	13,713	16,873
Pension benefit obligations	6,888	2,799
Intangibles	4,159	5,569
Prepaid expenses	3,194	2,122
Accretion on investment securities	2,115	1,517
Loan fees and expenses	2,105	1,920
Other	1,548	530

Total deferred tax liabilities	82,544	65,965

Net deferred tax asset	$8,112	$11,934

(1)	Reclasses amongst the significant components of the deferred tax assets and liabilities at December 31, 2006 have occurred to conform 2006 to the current year presentation.

The Company acquired a federal net operating loss (NOL) carryforward of approximately $4.3 million in connection with the 2003 acquisition of The Vaughn Group, Inc. The NOL carryforward will begin to expire in 2020. At December 31, 2007, the tax benefit related to the remaining NOL carryforward was $803 thousand. The Company also has a state tax credit carryforward of $566 thousand as of December 31, 2007. The tax credit carryforward, which is comprised of various Missouri tax credits, is scheduled to expire in varying amounts between 2011 and 2017. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35 percent to the Company’s actual income tax expense for 2007, 2006 and 2005 follows:

(In thousands)	2007	2006	2005

Computed “expected” tax expense	$105,139	$113,311	$111,158
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(9,238)	(6,264)	(2,116)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,079)	(1,068)	(1,035)
State and local income taxes, net of federal tax benefit	609	369	4,305
Corporate reorganization activities	—	—	(13,705)
Other	(1,694)	(2,444)	(4,260)

Total income tax expense	$93,737	$103,904	$94,347

Cash payments of income taxes, net of refunds, amounted to $95.4 million, $97.3 million and $96.7 million on a consolidated basis during 2007, 2006 and 2005, respectively. The Parent had net receipts of $6.2 million, $5.7 million and $9.7 million during 2007, 2006 and 2005, respectively, from tax benefits.

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of FIN 48, the Company recorded a $446 thousand decrease to the liability for unrecognized tax benefits which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the total gross amount of unrecognized tax benefits was $2.4 million and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.0 million.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in income tax expense, classified as a component of income tax expense, was $122 thousand for the year ended December 31, 2007. Accrued interest and penalties was $442 thousand and $564 thousand as of January 1, 2007 and December 31, 2007, respectively.

As of December 31, 2007, the gross amount of unrecognized tax benefits was $3.3 million and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.5 million. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2004 through 2007 remain open to examination for U.S. federal income tax and tax years 2004 through 2007 remain open to examination by significant state tax jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for year ended December 31, 2007 was as follows:

(In thousands)

Unrecognized tax benefits as of January 1, 2007	$2,476
Gross increases – tax positions in prior period	512
Gross decreases – tax positions in prior period	(153)
Gross increases – current-period tax positions	551
Settlements	(30)
Lapse of statute of limitations	(98)

Unrecognized tax benefits as of December 31, 2007	$3,258

10.	Employee Benefit Plans

Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401K) plan, under which the Company makes matching contributions.

(In thousands)	2007	2006	2005

Payroll taxes	$19,386	$18,078	$16,962
Medical plans	13,583	15,868	12,287
401K plan	8,839	8,046	7,647
Pension plans	(763)	(382)	146
Other	2,345	1,775	1,695

Total employee benefits	$43,390	$43,385	$38,737

A majority of the Company’s current employees are covered by a noncontributory defined benefit pension plan, however, participation in the pension plan is not available to employees hired after June 30, 2003. Participants are fully vested after five years of service and benefits are based on years of participation and average annualized earnings. Certain key executives also participate in a supplemental executive retirement plan (the CERP) that the Company funds only as retirement benefits are disbursed. The CERP carries no segregated assets.

Effective January 1, 2005 substantially all benefits accrued under the pension plan were frozen. Certain annual salary credits to pension accounts were discontinued, however, the accounts continue to accrue interest at a stated annual rate. Enhancements were then made to the 401K plan, which have increased employer contributions to the 401K plan. Enhancements were also made to the CERP, providing credits based on hypothetical contributions in excess of those permitted under the 401K plan.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, was adopted on December 31, 2006. It required an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Accordingly, at December 31, 2006 the Company adjusted its balance sheet to reflect this funded status, reducing accumulated other comprehensive income by $17.5 million on a pre-tax basis. Beginning in 2008, SFAS No. 158 requires measurement of plan assets and benefit obligations as of fiscal year end. For 2007 and prior, the Company’s measurement date is September 30.

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made no contributions to the defined benefit pension plan in 2007, and the minimum required contribution for 2008 is expected to be zero. The Company does not expect to make any further contributions other than the necessary funding contributions to the CERP. Contributions to the CERP were $10,000, $8,000 and $8,000 during fiscal 2007, 2006 and 2005, respectively.

Benefit obligations of the CERP at the September 30 valuation date are shown in the table immediately below. In all other tables presented, the pension plan and the CERP are presented on a combined basis, even though the CERP is unfunded. Although the CERP is unfunded, the foregoing description and the following tables describe payments under the CERP as “contributions”.

(In thousands)	2007	2006

Projected benefit obligation	$1,735	$1,484
Accumulated benefit obligation	$1,735	$1,484

The following items are components of the net pension cost for the years ended December 31, 2007, 2006 and 2005.

(In thousands)	2007	2006	2005

Service cost-benefits earned during the year	$1,053	$997	$1,011
Interest cost on projected benefit obligation	5,033	4,718	4,693
Expected return on plan assets	(7,568)	(7,199)	(6,816)
Amortization of unrecognized net loss	719	1,102	1,258

Net periodic pension cost (income)	$(763)	$(382)	$146

The following table sets forth the pension plans’ funded status, using valuation dates of September 30, 2007 and 2006.

(In thousands)	2007	2006

Change in projected benefit obligation

Projected benefit obligation at prior valuation date	$90,701	$87,927
Service cost	1,053	997
Interest cost	5,033	4,718
Benefits paid	(5,229)	(4,508)
Actuarial (gain) loss	(5,292)	1,567

Projected benefit obligation at valuation date	86,266	90,701

Change in plan assets

Fair value of plan assets at prior valuation date	97,215	92,430
Actual return (loss) on plan assets	12,758	9,285
Employer contributions	10	8
Benefits paid	(5,229)	(4,508)

Fair value of plan assets at valuation date	104,754	97,215

Funded status and net amount recognized at valuation date	$18,488	$6,514

Employer contributions made after the September 30 valuation date but before the December 31 fiscal year end amounted to $3,000 in 2007 and $2,000 in 2006. Amounts recognized on the December 31 balance sheets are as follows:

(In thousands)	2007	2006

Prepaid pension cost	$20,223	$7,998
Accrued benefit liability	(1,732)	(1,482)

Net amount recognized at December 31	$18,491	$6,516

The accumulated benefit obligation, which represents the liability of a plan assuming its immediate termination, was $86.3 million and $90.7 million for both plans on September 30, 2007 and 2006, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2007 and 2006 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2007	2006

Prior service credit (cost)	$—	$—
Accumulated loss	(6,332)	(17,532)

Accumulated other comprehensive loss	(6,332)	(17,532)
Cumulative employer contributions in excess of net periodic benefit cost	24,823	24,048

Net amount recognized on the December 31 balance sheet	$18,491	$6,516

Net gain arising during period	$10,481	$—
Amortization of net loss	719	—

Total recognized in other comprehensive income	$11,200	$—

Total income recognized in net periodic pension cost and other comprehensive income	$11,963	$382

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic pension cost in 2008 is zero.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2007	2006	2005

Determination of benefit obligation at year end:
Discount rate	6.25%	5.75%	5.50%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

Determination of net periodic benefit cost for year ended:
Discount rate	5.75%	5.50%	5.75%
Rate of increase in future compensation levels	NA	NA	5.20%
Long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The weighted average asset allocations as of September 30 by asset category were as follows:

	2007	2006

Equity securities	65%	62%
Debt securities	33%	34%
Money market	2%	4%

Total	100%	100%

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

The selection of a discount rate was based on a review of various bond indices. These portfolios are comprised of high quality fixed-income instruments whose cash flows match the future estimated benefit payments under the plan. The selection process also considers the results of actuarial modeling tools and assumptions.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2007 pension plan expense was 8%. Determination of the plan’s rate of return is based upon historical returns for equities and fixed income indexes. The average 10-year rolling return for an asset mix comparable to the Company’s pension plan is 6.6%. The rate of return on the plan assets was 12.9% in 2007 and 15.2% in 2006. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. As shown above, with a target of over half of the plan’s investment to be in equities, the actual return for any one plan year may fluctuate significantly with changes in the stock market.

The following future benefit payments are expected to be paid:

(In thousands)

2008	$5,075
2009	5,232
2010	5,362
2011	5,558
2012	5,724
2013-2017	30,364

11.	Stock-Based Compensation and Directors Stock Purchase Plan*

The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. At December 31, 2007, 3,542,880 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $6.3 million, $4.8 million and $6.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.3 million, $1.8 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in stock-based compensation in 2007 compared to the previous year resulted from additional stock awards granted in connection with bank acquisitions and the initial effect in 2006 of the accounting requirement for forfeitures of SFAS No. 123 (revised), “Share-Based Payment”, which is discussed below.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options and stock appreciation rights (SARs) on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options and SARs, which represents the period of time that the options and SARs granted are expected to be outstanding. The risk-free rate for the expected term is based on the U.S. Treasury zero coupon spot rates in effect at the time of grant.

Below are the fair values of SARs and stock options granted, using the Black-Scholes option-pricing model, including the model assumptions for those grants. SARs and stock options were granted with exercise prices equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted in 2007 and 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service.

	2007	2006	2005

Weighted per share average fair value at grant date	$11.96	$12.77	$10.79
Assumptions:
Dividend yield	1.9%	1.7%	2.0%
Volatility	19.9%	21.1%	23.4%
Risk-free interest rate	4.6%	4.6%	4.2%
Expected term	7.4 years	7.4 years	7.1 years

A summary of option activity during 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2007	3,385,503	$31.57

Granted	—	—
Forfeited	(2,924)	41.11
Expired	(525)	41.08
Exercised	(517,639)	26.87

Outstanding at December 31, 2007	2,864,415	$32.40	4.5 years	$35,685
Exercisable at December 31, 2007	2,740,106	$32.02	4.4 years	$35,196
Vested and expected to vest at December 31, 2007	2,861,965	$32.39	4.5 years	$35,676

A summary of SAR activity during 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2007	500,791	$46.94

Granted	498,371	47.14
Forfeited	(17,639)	46.81
Expired	(2,460)	46.78
Exercised	—	—

Outstanding at December 31, 2007	979,063	$47.05	8.6 years	$—
Exercisable at December 31, 2007	122,380	$46.95	8.1 years	$—
Vested and expected to vest at December 31, 2007	891,044	$47.04	8.6 years	$—

Additional information about stock options exercised is presented below. No SARs have been exercised.

(In thousands)	2007	2006	2005

Intrinsic value of options exercised	$9,808	$8,645	$19,191
Cash received from options exercised	$12,919	$6,548	$17,693
Tax benefit realized from options exercised	$2,098	$1,818	$4,288

Nonvested stock is awarded to key employees, by action of the Board of Directors. These awards generally vest after 5 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the 5 year vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of December 31, 2007 and changes during the year then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	175,882	$39.15

Granted	78,008	45.48
Vested	(22,510)	31.79
Forfeited	(5,256)	40.22

Nonvested at December 31, 2007	226,124	$42.04

The total fair value (at vest date) of shares vested during 2007, 2006 and 2005 was $1.0 million, $1.6 million and $1.3 million, respectively.

As of December 31, 2007, there was $12.1 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested options, SARs and stock awards. That cost is expected to be recognized over a weighted average period of 2.6 years.

The Company adopted SFAS No. 123 (revised) on January 1, 2006. As a result of adoption, the Company recorded a reduction of $543 thousand in stock-based compensation expense in the first quarter of 2006. This adjustment resulted from a change by the Company from its former policy of recognizing the effect of forfeitures only as they occurred to the Statement’s requirement to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The adjustment was not considered to be material to the Company’s financial statements and, accordingly, was not presented separately as the cumulative effect of a change in accounting principle in the accompanying 2006 consolidated income statement.

A portion of shares repurchased under the Company’s stock repurchase program during the next twelve months will be used to satisfy share option exercises, which are expected to range from 500,000 to 600,000 shares.

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 110,961 at December 31, 2007. In 2007, 16,483 shares were purchased at an average price of $45.01 and in 2006, 15,720 shares were purchased at an average price of $46.18.

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2007.

12.	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. Items recognized under accounting standards as components of comprehensive income are displayed in the consolidated statements of stockholders’ equity, and additional information is presented below about the Company’s two components of other comprehensive income. The first component is the unrealized holding gains and losses on available for sale securities. In the calculation of other comprehensive income, certain reclassification adjustments are made to avoid double counting items that are included as part of net income for a period that also had been included as part of other comprehensive income in that period or earlier periods. The reclassification amounts and the related income tax expense or benefit for the three years ended December 31 are shown in the table below. The second component results from the Company’s adoption of SFAS 158 on December 31, 2006, as mentioned in Note 10. Adjustments to other comprehensive income are required to recognize pension gains or losses that arise during the period but are not recognized as components of net periodic benefit cost, and also to recognize corresponding adjustments in other comprehensive income when these gains and losses are subsequently amortized to net periodic benefit cost.

(In thousands)	2007	2006	2005

Unrealized holding gains (losses) on securities	$34,192	$21,344	$(65,006)
Tax (expense) benefit on unrealized gains/losses	(13,025)	(8,089)	24,652
Reclassification adjustment for (gains) losses realized and included in net income	(2,927)	2,094	(5,080)
Reclassification adjustment for tax expense (benefit) on realized gains/losses	1,123	(796)	1,981

Net unrealized gains (losses) on securities	19,363	14,553	(43,453)

Amortization of pension loss	719	—	—
Net gain arising during period	10,481	—	—
Tax expense on change in pension loss	(4,256)	—	—

Change in pension loss	6,944	—	—

Other comprehensive income (loss)	$26,307	$14,553	$(43,453)

The end of period components of accumulated other comprehensive income (loss) are shown in the table below.

			Accumulated
	Unrealized		Other
	Gains (Losses)	Pension	Comprehensive
(In thousands)	on Securities	Loss	Income (Loss)

Balance at December 31, 2005	$(3,883)	$—	$(3,883)
Current period other comprehensive income	14,553	—	14,553
Adjustment to initially apply
SFAS No. 158	—	(10,870)	(10,870)

Balance at December 31, 2006	10,670	(10,870)	(200)
Current period other comprehensive income	19,363	6,944	26,307

Balance at December 31, 2007	$30,033	$(3,926)	$26,107

13.	Segments

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

Segment Income Statement Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Year ended December 31, 2007:
Net interest income	$393,693	$222,708	$10,239	$626,640	$(88,568)	$538,072
Provision for loan losses	34,791	8,218	—	43,009	(277)	42,732
Non-interest income	187,381	85,358	92,628	365,367	6,214	371,581
Investment securities gains, net	—	—	—	—	8,234	8,234
Non-interest expense	307,284	159,113	65,723	532,120	42,638	574,758

Income before income taxes	$238,999	$140,735	$37,144	$416,878	$(116,481)	$300,397

Year ended December 31, 2006:
Net interest income	$375,620	$212,606	$9,693	$597,919	$(84,720)	$513,199
Provision for loan losses	26,392	(313)	—	26,079	(430)	25,649
Non-interest income	179,930	79,656	85,235	344,821	7,765	352,586
Investment securities gains, net	2,839	—	—	2,839	6,196	9,035
Non-interest expense	287,507	144,950	60,388	492,845	32,580	525,425

Income before income taxes	$244,490	$147,625	$34,540	$426,655	$(102,909)	$323,746

Year ended December 31, 2005:
Net interest income	$332,700	$194,538	$8,059	$535,297	$(33,595)	$501,702
Provision for loan losses	34,814	(2,280)	—	32,534	(3,749)	28,785
Non-interest income	173,560	73,487	82,494	329,541	5,296	334,837
Investment securities gains, net	—	—	—	—	6,362	6,362
Non-interest expense	278,193	136,368	58,837	473,398	23,124	496,522

Income before income taxes	$193,253	$133,937	$31,716	$358,906	$(41,312)	$317,594

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between loan charge-offs and recoveries assigned directly to the segments and the provision for loan loss expense. During 2007, the pre-tax profitability in the “Other/Elimination” column decreased $13.6 million compared to 2006. This occurred partly because of a $21.0 million litigation expense provision, which is further discussed in Note 18, which was not allocated to a segment. The pre-tax profitability in the same column decreased $61.6 million in 2006 compared to 2005, mainly due to LIBOR based cost of funds charges that rose faster during 2006 than the investment securities yields.

Segment Balance Sheet Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Average balances for 2007:
Assets	$4,599,697	$6,172,816	$384,245	$11,156,758	$4,323,569	$15,480,327
Loans, including held for sale	4,436,507	6,056,424	43	10,492,974	18,258	10,511,232
Goodwill and other intangible assets	80,043	54,655	746	135,444	—	135,444
Deposits	8,906,655	2,446,222	493,273	11,846,150	31,865	11,878,015

Average balances for 2006:
Assets	$4,162,398	$5,396,072	$236,200	$9,794,670	$4,443,934	$14,238,604
Loans, including held for sale	4,043,128	5,308,467	17	9,351,612	69,770	9,421,382
Goodwill and other intangible assets	47,023	24,270	746	72,039	—	72,039
Deposits	8,112,122	2,405,136	478,448	10,995,706	124,091	11,119,797

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

On December 13, 2007, the Company distributed a 5% stock dividend on its $5 par common stock for the fourteenth consecutive year. All per share data in this report has been restated to reflect the stock dividend.

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

(In thousands, except per share data)	2007	2006	2005

Basic earnings per share:
Net income available to common shareholders	$206,660	$219,842	$223,247

Weighted average basic common shares outstanding	72,360	73,686	76,765
Basic earnings per share	$2.86	$2.98	$2.91

Diluted earnings per share:
Net income available to common shareholders	$206,660	$219,842	$223,247

Weighted average common shares outstanding	72,360	73,686	76,765
Net effect of nonvested stock and the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	829	992	1,029

Weighted average diluted common shares outstanding	73,189	74,678	77,794

Diluted earnings per share	$2.82	$2.94	$2.87

The table below shows activity in the outstanding shares of the Company’s common stock during 2007. Shares in the table below are presented on an historical basis and have not been restated for the 5% stock dividend in 2007.

(In thousands)

Shares outstanding at January 1, 2007	69,953
Issuance of stock:
Acquisition of South Tulsa Financial Corporation	562
Sales and awards under employee and director plans	562
5% stock dividend	3,417
Purchases of treasury stock	(2,699)
Other	1

Shares outstanding at December 31, 2007	71,796

The Company maintains a treasury stock buyback program authorized by its Board of Directors. At December 31, 2007, 1,529,003 shares were available for purchase under the current Board authorization. In February 2008, the Board authorized the purchase of additional shares, bringing the total authorization to 3,000,000 shares. The Company has routinely used these reacquired shares to fund stock compensation programs and annual stock dividends.

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

The following tables show the capital amounts and ratios for the Company (on a consolidated basis) and its full-service banking subsidiaries, together with the minimum and well-capitalized capital requirements, at the last two year ends.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007:
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,532,189	11.49%	$1,066,477	8.00%	N.A.	N.A.
Commerce Bank, N.A. (Missouri)	1,270,953	10.29	987,925	8.00	$1,234,906	10.00%
Commerce Bank, N.A. (Kansas)	96,878	12.15	63,770	8.00	79,712	10.00

Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,375,035	10.31%	$533,239	4.00%	N.A.	N.A.
Commerce Bank, N.A. (Missouri)	1,146,752	9.29	493,963	4.00	$740,944	6.00%
Commerce Bank, N.A. (Kansas)	86,912	10.90	31,885	4.00	47,827	6.00

Tier I Capital (to adjusted
quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,375,035	8.76%	$627,858	4.00%	N.A.	N.A.
Commerce Bank, N.A. (Missouri)	1,146,752	7.96	576,509	4.00	$720,637	5.00%
Commerce Bank, N.A. (Kansas)	86,912	6.98	49,771	4.00	62,214	5.00

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006:
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,502,386	12.56%	$956,782	8.00%	N.A.	N.A.
Commerce Bank, N.A. (Missouri)	1,153,415	10.42	885,800	8.00	$1,107,250	10.00%
Commerce Bank, N.A. (Kansas)	109,988	16.04	54,873	8.00	68,591	10.00

Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,345,378	11.25%	$478,391	4.00%	N.A.	N.A.
Commerce Bank, N.A. (Missouri)	1,031,282	9.31	442,900	4.00	$664,350	6.00%
Commerce Bank, N.A. (Kansas)	101,395	14.78	27,436	4.00	41,155	6.00

Tier I Capital (to adjusted
quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,345,378	9.05%	$594,778	4.00%	N.A.	N.A.
Commerce Bank, N.A. (Missouri)	1,031,282	7.58	544,206	4.00	$680,258	5.00%
Commerce Bank, N.A. (Kansas)	101,395	8.32	48,733	4.00	60,916	5.00

At December 31, 2007, the Company met all capital requirements to which it is subject and all of its banking subsidiaries exceeded the regulatory definition of well-capitalized.

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

Investment Securities

The fair values of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio are estimated based on prices obtained from financial publications, pricing vendors, or bid quotations received from securities dealers. Fair values are estimated for those investments for which a market source is not readily available.

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

Borrowings

The fair value of federal funds purchased and securities sold under agreements to repurchase which mature or reprice within 90 days approximates their carrying value. The fair value of long-term debt is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans, including held for sale	$10,841,264	$11,050,499	$9,960,118	$10,036,534
Available for sale investment securities	3,165,020	3,165,020	3,415,440	3,415,440
Trading securities	26,478	26,478	6,676	6,676
Non-marketable securities	105,517	105,517	74,207	74,207
Federal funds sold and securities purchased under agreements to resell	655,165	655,165	527,816	527,816
Accrued interest receivable	72,541	72,541	79,565	79,565
Derivative instruments	4,923	4,923	1,300	1,300
Cash and due from banks	673,081	673,081	626,500	626,500

Financial Liabilities
Non-interest bearing demand deposits	$1,413,849	$1,413,849	$1,312,400	$1,312,400
Savings, interest checking and money market deposits	7,155,366	7,155,366	6,879,047	6,879,047
Time open and C.D.’s	3,982,337	4,045,203	3,553,407	3,589,259
Federal funds purchased and securities sold under agreements to repurchase	1,239,219	1,230,282	1,771,282	1,771,282
Other borrowings	583,639	602,325	53,934	58,338
Accrued interest payable	69,088	69,088	63,593	63,593
Derivative instruments	6,709	6,709	2,106	2,106

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

One of the Company’s primary risks associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the market’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. Over the longer term, rising interest rates may have a negative effect on interest margins as funding sources become more expensive relative to any fixed rate loans that do not re-price as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company may enter into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. At December 31, 2007, the Company had two swaps, with a notional amount totaling $13.4 million, which have been designated as fair value hedges. The amount of hedge ineffectiveness on these swaps is recorded in interest income in the accompanying consolidated income statements. The Company also sells swaps to its borrowers to accommodate their interest rate risk profiles, and enters into identical dealer swaps with offsetting pay/receive terms. The notional amount of these types of swaps at December 31, 2007 was $295.0 million. The changes in the fair values of these swaps were recorded in other non-interest income.

The Company’s mortgage banking operation makes commitments to extend fixed rate loans secured by 1-4 family residential properties, which are considered to be derivative instruments. These commitments are recognized on the balance sheet at fair value from their inception through their expiration or funding, and have an average term of 60 to 90 days. The Company’s general practice is to sell such loans in the secondary market. The Company obtains forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts are matched to a specific loan on a “best efforts” basis, in which the Company is obligated to deliver the loan only if the loan closes. The sale contracts are also accounted for as derivatives. Hedge accounting has not been applied to these activities. The unrealized gains and losses resulting from recording both the loan commitments and the sale contracts at fair value were included in loan fees and sales in the Company’s consolidated income statements.

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

At December 31, 2007, the total notional amount of derivatives held by the Company amounted to $371.2 million. Derivatives with positive fair values of $4.9 million were recorded in other assets and derivatives with negative fair values of $6.7 million were recorded as other liabilities at December 31, 2007. Changes in the fair values of the derivative instruments and hedged loans, as shown in the table below, were recognized in current earnings.

(In thousands)

Unrealized gain (loss)
resulting from change in fair value	2007	2006	2005

Swaps/hedged loans	$263	$130	$64
Credit risk participation agreements	14	—	—
Mortgage loan commitments	49	(53)	23
Mortgage loan sale contracts	(54)	56	(46)
Foreign exchange contracts	(53)	(73)	84

Total	$219	$60	$125

18.	Commitments, Contingencies and Guarantees

The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $5.9 million, $5.5 million and $5.3 million in 2007, 2006 and 2005, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
	Real
Year Ended December 31	Property	Equipment	Total

2008	$4,989	$794	$5,783
2009	4,562	573	5,135
2010	3,679	296	3,975
2011	2,944	77	3,021
2012	2,503	—	2,503
After	24,053	—	24,053

Total minimum lease payments			$44,470

All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2008.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2007	2006

Commitments to extend credit:
Credit card	$3,807,846	$3,701,433
Other	4,185,352	3,816,656
Standby letters of credit, net of participations	441,389	452,219
Commercial letters of credit	27,669	30,088

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

At December 31, 2007, the Company had recorded a liability in the amount of $4.7 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $441.4 million at December 31, 2007.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During 2007, purchases and sales of tax credits amounted to $38.7 million and $40.5 million, respectively. At December 31, 2007, the Company had outstanding purchase commitments totaling $102.6 million. The commitments are expected to be funded in 2008 through 2011.

In 2007, the Company entered into several risk participation agreements (RPAs) with other financial institutions which mitigate those institutions’ credit risk arising from interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the institution. The Company’s exposure is based on notional amounts totaling $25.4 million; however, these contracts are all backed by collateral, thus mitigating the overall risk. At inception of each contract, the Company received a fee from the institution which was recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. At December 31, 2007 the total liability was $174 thousand. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default had occurred on all contracts at December 31, 2007, the Company would have been required to make payments of approximately $1.4 million.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts as discussed in Note 8 on Borrowings. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4.0 million, are due in 2030 and may be redeemed beginning in 2010. Securities issued by West Pointe Statutory Trust I, amounting to $10.0 million, are due in 2034 and may be redeemed beginning in 2009. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was estimated to be approximately $43.2 million at December 31, 2007. At December 31, 2007, the Company had a recorded liability of $14.2 million in principal and accrued interest to date, representing amounts owed to the security holders.

During the fourth quarter of 2007, the Company recorded a non-cash indemnification charge of $21.0 million related to the Company’s obligation to share certain estimated litigation costs of Visa, Inc. (Visa). The charge was the result of revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The expense charge relates to Visa’s American Express litigation, which was settled by Visa in November 2007, and other Visa litigation, including the Discover and other interchange litigation, which has not yet been settled. As part of the reorganization, Visa plans an initial public offering early in 2008, and part of the proceeds from the offering representing the member banks’ proportionate share will be placed in escrow and used to fund the actual litigation settlements when they occur. The Company currently anticipates that its proportional share of the proceeds of the Visa initial public offering will more than offset its liabilities related to the Visa litigation.

In the normal course of business, the Company had certain lawsuits pending at December 31, 2007. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

19.	Related Parties

The Company’s Chief Executive Officer and its Vice Chairman are directors of Tower Properties Company (Tower) and together with members of their immediate families beneficially own approximately 76% of the outstanding stock of Tower. At December 31, 2007, Tower owned 166,156 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property. During 2006 and previous years, the Company and its affiliates occupied various facilities in downtown Kansas City which were owned by Tower. At December 31, 2006, all such premises had been sold by Tower or vacated by the Company, with the exception of several surface parking lots which are used by employees of the Company.

Payments from the Company and its affiliates to Tower are summarized below.

(In thousands)	2007	2006	2005

Rent on leased properties	$423	$556	$920
Leasing fees	19	72	104
Operation of parking garages	104	101	98
Building management fees	1,638	1,621	1,432
Property construction management fees	269	192	276
Dividends paid on Company stock held by Tower	158	148	138

Total	$2,611	$2,690	$2,968

Tower has a $13.5 million line of credit with the Company’s Missouri bank (Bank) which is subject to normal credit terms and has a variable interest rate. No loans were outstanding during 2007 under this line of credit. At December 31, 2005, the loan balance was $2.3 million, which was repaid in 2006. Interest received by the Bank from Tower under the line of credit was $49 thousand and $192 thousand in 2006 and 2005, respectively. Fees received for letters of credit collateralized under the line of credit were $35 thousand annually in 2007, 2006 and 2005. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2007 or 2006. Interest received on such loans was $24 thousand in 2005.

In 2006, the Bank purchased two parking facilities in downtown Kansas City from Tower for $2.4 million. These parking facilities are adjacent to existing Company office buildings, and are in the process of being renovated for future parking expansion. In 2005, the Bank purchased a 12-story office building and attached garage in downtown Kansas City from Tower for $18.0 million. The purchase prices were based upon independent outside appraisals and the transactions were approved by the Company’s Board of Directors and independent Audit Committee.

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

20.	Parent Company Condensed Financial Statements

Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets

	December 31
(In thousands)	2007	2006

Assets
Investment in consolidated subsidiaries:
Banks	$1,363,837	$1,197,369
Non-banks	41,716	67,737
Cash	96	119
Investment securities:
Available for sale	121,520	166,239
Non-marketable	6,980	6,804
Prepaid pension cost	20,223	7,998
Income tax benefits	8,903	7,294
Other assets	13,538	11,918

Total assets	$1,576,813	$1,465,478

Liabilities and stockholders’ equity
Borrowings from subsidiaries, net of receivables	$15,708	$11,005
Indemnification obligation	20,951	—
Other liabilities	12,468	12,359

Total liabilities	49,127	23,364
Stockholders’ equity	1,527,686	1,442,114

Total liabilities and stockholders’ equity	$1,576,813	$1,465,478

Condensed Statements of Income

	For the Years Ended December 31
(In thousands)	2007	2006	2005

Income
Dividends received from consolidated subsidiaries:
Banks	$172,187	$140,200	$219,639
Non-banks	7,280	300	315
Earnings of consolidated subsidiaries, net of dividends	44,086	82,677	10,540
Interest and dividends on investment securities	4,524	7,764	6,451
Management fees charged subsidiaries	39,074	37,731	32,952
Investment securities gains (losses)	2,110	(149)	(164)
Other	1,913	3,179	1,534

Total income	271,174	271,702	271,267

Expense
Salaries and employee benefits	30,509	35,152	32,643
Professional fees	3,997	2,635	2,449
Data processing fees paid to affiliates	11,097	9,471	9,660
Indemnification obligation	20,951	—	—
Other	11,182	10,784	10,601

Total expense	77,736	58,042	55,353

Income tax expense (benefit)	(13,222)	(6,182)	(7,333)

Net income	$206,660	$219,842	$223,247

Condensed Statements of Cash Flows

	For the Years Ended December 31
(In thousands)	2007	2006	2005

Operating Activities
Net income	$206,660	$219,842	$223,247
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(44,086)	(82,677)	(10,540)
Other adjustments, net	11,619	2,808	4,995

Net cash provided by operating activities	174,193	139,973	217,702

Investing Activities
Increase in investment in subsidiaries, net	(43,977)	(17,822)	(11,525)
Proceeds from sales of investment securities	55,866	13,005	36
Proceeds from maturities of investment securities	62,256	90,594	173,938
Purchases of investment securities	(70,389)	(41,828)	(107,820)
Net purchases of equipment	(1,691)	(474)	(485)

Net cash provided by investing activities	2,065	43,475	54,144

Financing Activities
Increase in borrowings from subsidiaries, net	5,268	7,977	3,395
Purchases of treasury stock	(128,578)	(134,956)	(234,501)
Issuance under equity compensation plans	13,661	7,274	18,393
Net tax benefit related to equity compensation plans	2,283	2,108	4,288
Cash dividends paid on common stock	(68,915)	(65,758)	(63,421)

Net cash used in financing activities	(176,281)	(183,355)	(271,846)

Increase (decrease) in cash	(23)	93	—
Cash at beginning of year	119	26	26

Cash at end of year	$96	$119	$26

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

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with a subsidiary bank. The line of credit is secured by marketable investment securities. At December 31, 2007, the Parent’s outstanding borrowings under this line were $10.0 million. The interest rate is the quoted Call Money rate, which was 6.0% at December 31, 2007. During 2006 and 2005, the Parent had no borrowings from the subsidiary bank.

The Parent plans to fund an additional $13.3 million relating to venture capital and private equity investments over the next several years. The investments are made directly by the Parent and through non-bank subsidiaries.

Available for sale investment securities held by the Parent consist of short-term investments in mutual funds and marketable common and preferred stock. The fair value of these securities included an unrealized gain of $52.0 million at December 31, 2007. The corresponding net of tax unrealized gain included in stockholders’ equity was $32.2 million. Also included in stockholders’ equity was an unrealized net of tax loss in fair value of investment securities held by subsidiaries, which amounted to $2.2 million at December 31, 2007.

In the fourth quarter of 2007, the Parent recorded a liability of $21.0 million related to its share of certain estimated Visa litigation costs under an indemnification obligation to Visa as discussed on page 94.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Commerce Bancshares, Inc.:

We have audited Commerce Bancshares, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Commerce Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 26, 2008

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

The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Election of Directors” and “Corporate Governance and Director Independence” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is included under the caption “Approval of Independent Auditors” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	57
	Consolidated Statements of Income	58
	Consolidated Statements of Cash Flows	59
	Consolidated Statements of Stockholders’ Equity	60
	Notes to Consolidated Financial Statements	61
	Summary of Quarterly Statements of Income	51
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of February 2008.

Commerce Bancshares, Inc.

By:	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2008.

By:	/s/ A. Bayard Clark
A. Bayard Clark
Chief Financial Officer

By:	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
(Chief Executive Officer)
John R. Capps
W. Thomas Grant II
James B. Hebenstreit
Jonathan M. Kemper	A majority of the Board of Directors*
Terry O. Meek
Benjamin F. Rassieur III
Dan C. Simons
Andrew C. Taylor
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

(b) Restated By-Laws, as amended, were filed in current report on Form 8-K dated October 29, 2007, and the same are hereby incorporated by reference.

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

(i) Commerce Bancshares, Inc. 2008 Compensatory Arrangement with CEO and Named Executive Officers was filed in current report on Form 8-K dated February 5, 2008, and the same is hereby incorporated by reference.

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