Form 10-Q
period 2008-03-31
COMMERCE BANCSHARES INC /MO/
filed 2008-05-08
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer ,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

As of May 5, 2008, the registrant had outstanding 71,981,537 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2008	2007

	(Unaudited)
	(In thousands)

ASSETS
Loans	$10,933,431	$10,605,368
Allowance for loan losses	(141,689)	(133,586)

Net loans	10,791,742	10,471,782

Loans held for sale	328,240	235,896
Investment securities:
Available for sale ($513,652,000 and $524,399,000 pledged in 2008 and 2007, respectively, to secure structured repurchase agreements)	3,413,816	3,165,020
Trading	16,337	26,478
Non-marketable	117,344	105,517

Total investment securities	3,547,497	3,297,015

Federal funds sold and securities purchased under agreements to resell	525,033	655,165
Cash and due from banks	684,798	673,081
Land, buildings and equipment, net	408,186	406,249
Goodwill	125,863	124,570
Other intangible assets, net	20,383	21,413
Other assets	336,058	319,660

Total assets	$16,767,800	$16,204,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,442,782	$1,413,849
Savings, interest checking and money market	7,288,768	7,155,366
Time open and C.D.’s of less than $100,000	2,249,289	2,374,782
Time open and C.D.’s of $100,000 and over	1,610,226	1,607,555

Total deposits	12,591,065	12,551,552

Federal funds purchased and securities sold under agreements to repurchase	1,457,236	1,239,219
Other borrowings	781,864	583,639
Other liabilities	359,514	302,735

Total liabilities	15,189,679	14,677,145

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 71,956,372 shares in 2008 and 71,938,743 shares in 2007	359,782	359,694
Capital surplus	474,410	475,220
Retained earnings	715,511	669,142
Treasury stock of 16,483 shares in 2008 and 52,614 shares in 2007, at cost	(673)	(2,477)
Accumulated other comprehensive income	29,091	26,107

Total stockholders’ equity	1,578,121	1,527,686

Total liabilities and stockholders’ equity	$16,767,800	$16,204,831

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31
(In thousands, except per share data)	2008	2007

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$174,338	$176,543
Interest and fees on loans held for sale	3,917	6,080
Interest on investment securities	40,897	38,419
Interest on federal funds sold and securities purchased under agreements to resell	3,401	7,225

Total interest income	222,553	228,267

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	20,614	27,637
Time open and C.D.’s of less than $100,000	25,259	26,565
Time open and C.D.’s of $100,000 and over	17,300	16,913
Interest on federal funds purchased and securities sold under agreements to repurchase	11,752	25,123
Interest on other borrowings	7,521	550

Total interest expense	82,446	96,788

Net interest income	140,107	131,479
Provision for loan losses	20,000	8,161

Net interest income after provision for loan losses	120,107	123,318

NON-INTEREST INCOME
Deposit account charges and other fees	27,075	26,511
Bank card transaction fees	26,308	23,083
Trust fees	20,113	18,653
Consumer brokerage services	3,409	3,043
Trading account profits and commissions	4,164	1,861
Loan fees and sales	2,140	1,285
Other	8,951	9,848

Total non-interest income	92,160	84,284

INVESTMENT SECURITIES GAINS, NET	23,323	3,895

NON-INTEREST EXPENSE
Salaries and employee benefits	83,010	76,900
Net occupancy	12,069	11,790
Equipment	5,907	6,433
Supplies and communication	8,724	8,506
Data processing and software	13,563	11,522
Marketing	5,287	4,318
Indemnification obligation	(8,808)	—
Other	21,003	16,950

Total non-interest expense	140,755	136,419

Income before income taxes	94,835	75,078
Less income taxes	30,668	23,582

NET INCOME	$64,167	$51,496

Net income per share – basic	$.90	$.71
Net income per share – diluted	$.89	$.70

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

	(Unaudited)

Balance January 1, 2008	$359,694	$475,220	$669,142	$(2,477)	$26,107	$1,527,686

Net income			64,167			64,167
Change in unrealized gain (loss) on available for sale securities, net of tax					2,984	2,984

Total comprehensive income						67,151

Purchase of treasury stock				(5,017)		(5,017)
Issuance of stock under purchase and equity compensation plans		(2,114)		6,149		4,035
Net tax benefit related to equity compensation plans		307				307
Stock-based compensation		1,757				1,757
Issuance of nonvested stock awards	88	(760)		672		—
Cash dividends paid ($.250 per share)			(17,985)			(17,985)
Adoption of SFAS 157			903			903
Adoption of EITF 06-4			(716)			(716)

Balance March 31, 2008	$359,782	$474,410	$715,511	$(673)	$29,091	$1,578,121

Balance January 1, 2007	$352,330	$427,421	$683,176	$(20,613)	$(200)	$1,442,114

Net income			51,496			51,496
Change in unrealized gain (loss) on available for sale securities, net of tax					6,162	6,162
Amortization of pension loss, net of tax					115	115

Total comprehensive income						57,773

Purchase of treasury stock				(47,329)		(47,329)
Issuance of stock under purchase and equity compensation plans		(6,715)		14,508		7,793
Net tax benefit related to equity compensation plans		1,059				1,059
Stock-based compensation		1,518				1,518
Issuance of nonvested stock awards		(1,300)		1,300		—
Cash dividends paid ($.238 per share)			(17,359)			(17,359)
Adoption of FIN 48			446			446

Balance March 31, 2007	$352,330	$421,983	$717,759	$(52,134)	$6,077	$1,446,015

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31
(In thousands)	2008	2007

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$64,167	$51,496
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,000	8,161
Provision for depreciation and amortization	12,880	13,050
Amortization of investment security premiums, net	1,444	1,837
Investment securities gains, net(A)	(23,323)	(3,895)
Net gains on sales of loans held for sale	(1,169)	(499)
Originations of loans held for sale	(145,311)	(146,270)
Proceeds from sales of loans held for sale	54,187	62,305
Net (increase) decrease in trading securities	13,990	(6,377)
Stock-based compensation	1,757	1,518
Decrease in interest receivable	7,861	967
Decrease in interest payable	(10,505)	(926)
Increase in income taxes payable	32,622	22,423
Net tax benefit related to equity compensation plans	(307)	(1,059)
Other changes, net	16,456	(2,132)

Net cash provided by operating activities	44,749	599

INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	116,436	4,000
Proceeds from maturities/pay downs of investment securities(A)	292,521	304,977
Purchases of investment securities(A)	(632,836)	(127,224)
Net increase in loans	(339,959)	(230,209)
Purchases of land, buildings and equipment	(11,974)	(13,595)
Sales of land, buildings and equipment	145	1,926

Net cash used in investing activities	(575,667)	(60,125)

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	137,751	(121,701)
Net increase (decrease) in time open and C.D.’s	(122,830)	220,753
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	218,017	(137,398)
Repayment of long-term borrowings	(1,775)	(14,660)
Additional long-term borrowings	200,000	—
Purchases of treasury stock	(5,017)	(47,329)
Issuance of stock under stock purchase and equity compensation plans	4,035	7,793
Net tax benefit related to equity compensation plans	307	1,059
Cash dividends paid on common stock	(17,985)	(17,359)

Net cash provided by (used in) financing activities	412,503	(108,842)

Decrease in cash and cash equivalents	(118,415)	(168,368)
Cash and cash equivalents at beginning of year	1,328,246	1,154,316

Cash and cash equivalents at March 31	$1,209,831	$985,948

(A) Available for sale and non-marketable securities

Income tax net payments (refunds)	$(783)	$200
Interest paid on deposits and borrowings	$92,944	$97,714

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2007 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2007 Annual Report on Form 10-K.

2.	Acquisitions and Dispositions

The Company expects to complete the previously announced sale of its branch in Independence, Kansas, in May 2008. In this transaction, approximately $21.6 million in loans, $84.9 million in deposits, and various other assets and liabilities will be sold, in exchange for a cash premium of $7.3 million.

During the second quarter of 2007, the Company acquired South Tulsa Financial Corporation (South Tulsa). In this transaction, the Company acquired the outstanding stock of South Tulsa and issued shares of Company stock valued at $27.6 million. The Company’s acquisition of South Tulsa added $142.4 million in assets and two branch locations in Tulsa, Oklahoma. During the third quarter of 2007, the Company acquired Commerce Bank in Denver, Colorado. In this transaction, the Company acquired all of the outstanding stock of Commerce Bank for $29.5 million in cash. The acquisition added $123.9 million in assets and the Company’s first location in Colorado.

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at March 31, 2008 and December 31, 2007 are as follows.

	March 31	December 31
(In thousands)	2008	2007

Business	$3,557,134	$3,257,047
Real estate – construction	685,785	668,701
Real estate – business	2,264,481	2,239,846
Real estate – personal	1,521,343	1,540,289
Consumer	1,636,815	1,648,072
Home equity	459,167	460,200
Consumer credit card	798,765	780,227
Overdrafts	9,941	10,986

Total loans	$10,933,431	$10,605,368

Included in the table above are impaired loans amounting to $25.2 million at March 31, 2008 and $19.7 million at December 31, 2007. A loan is impaired when, based on current information and events, it is probable that all amounts due under the contractual terms of the agreement will not be collected.

The Company’s portfolio of construction loans amounted to 6.3% of total loans outstanding at March 31, 2008. This portfolio is comprised of land development, residential construction and commercial construction loans, as shown in the table below.

	Balance at
	March 31
(In thousands)	2008	% of Total

Land development	$264,299	38.5%
Residential construction	162,609	23.7
Commercial construction	258,877	37.8

Total real estate-construction loans	$685,785	100.0%

In addition to its basic portfolio, the Company originates other loans which it intends to sell in secondary markets. Loans held for sale amounted to $328.2 million at March 31, 2008 compared to $235.9 million at December 31, 2007. These loans consist mainly of student loans, amounting to $322.9 million at March 31, 2008, in addition to $5.3 million in certain fixed rate residential mortgage loans.

The following is a summary of the allowance for loan losses for the three months ended March 31, 2008 and 2007.

(In thousands)	2008	2007

Balance, January 1	$133,586	$131,730

Additions:
Provision for loan losses	20,000	8,161

Total additions	20,000	8,161

Deductions:
Loans charged off	16,980	12,393
Less recoveries on loans	5,083	4,232

Net loans charged off	11,897	8,161

Balance, March 31	$141,689	$131,730

4.	Investment Securities

Investment securities, at fair value, consist of the following at March 31, 2008 and December 31, 2007.

	March 31	December 31
(In thousands)	2008	2007

Available for sale:
U.S. government and federal agency obligations	$7,467	$7,117
Government-sponsored enterprise obligations	203,678	353,200
State and municipal obligations	565,221	503,363
Mortgage-backed securities	2,211,456	1,960,120
Other asset-backed securities	265,280	180,365
Other debt securities	16,277	21,327
Equity securities	144,437	139,528

Total available for sale	3,413,816	3,165,020

Trading	16,337	26,478
Non-marketable	117,344	105,517

Total investment securities	$3,547,497	$3,297,015

Available for sale equity securities included short-term investments in money market mutual funds of $73.2 million at March 31, 2008 and $58.9 million at December 31, 2007. Equity securities also included common and preferred stock held by the Commerce Bancshares, Inc. holding company (the Parent) with a fair value of $57.4 million at March 31, 2008 and $62.2 million at December 31, 2007.

Non-marketable securities included Federal Home Loan Bank stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $69.1 million and $60.2 million at March 31, 2008 and December 31, 2007, respectively. Also included were venture capital and private equity investments, which amounted to $48.1 million and $45.3 million at March 31, 2008 and December 31, 2007, respectively. During the first three months of 2008 and 2007, net gains of $3.3 million and $3.9 million, respectively, were recognized on venture capital and private equity investments. The net gains consisted of both realized gains and losses upon disposal and fair value adjustments on investments held in the portfolio.

At March 31, 2008, securities carried at $2.3 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $513.7 million, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $1.7 billion at March 31, 2008.

5.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(6,268)	$19,452	$25,720	$(5,182)	$20,538
Mortgage servicing rights	1,656	(725)	931	1,556	(681)	875

Total	$27,376	$(6,993)	$20,383	$27,276	$(5,863)	$21,413

Aggregate amortization expense on intangible assets was $1.1 million and $936 thousand, respectively, for the three month periods ended March 31, 2008 and 2007. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2008. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2008	$4,346
2009	3,834
2010	3,317
2011	2,805
2012	2,285

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2008 are as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at December 31, 2007	$124,570	$20,538	$875
Originations	—	—	100
Adjustments to prior year acquisitions	1,293	—	—
Amortization	—	(1,086)	(44)

Balance at March 31, 2008	$125,863	$19,452	$931

Changes in the carrying amount of goodwill by operating segment for the three month period ended March 31, 2008 are as follows.

	Consumer	Commercial	Money Management	Total
(In thousands)	Segment	Segment	Segment	Goodwill

Balance at December 31, 2007	$67,653	$56,171	$746	$124,570
Adjustments to 2007 acquisitions	259	1,034	—	1,293

Balance at March 31, 2008	$67,912	$57,205	$746	$125,863

6.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2008 that net liability was $4.4 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $428.8 million at March 31, 2008.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4.0 million are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust I, amounting to $10.0 million, are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate, which was 5.05% at March 31, 2008. The rate is based on LIBOR, and resets on a quarterly basis. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was estimated to be approximately $37.0 million at March 31, 2008. At March 31, 2008, the Company had a recorded liability of $14.1 million in principal and accrued interest to date, representing amounts owed to the security holders.

In 2007, the Company entered into several risk participation agreements (RPAs) with other financial institutions which mitigate those institutions’ credit risk arising from interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the institution. The Company’s exposure is based on notional amounts totaling $24.9 million. At inception of each contract, the Company received a fee from the institution which was recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. At March 31, 2008, the total liability was $167 thousand. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at March 31, 2008, the Company would have been required to make payments of approximately $2.4 million.

During the fourth quarter of 2007, the Company recorded an indemnification obligation of $21.0 million related to the Company’s commitment to share certain estimated litigation costs of Visa Inc. (Visa). The recognition of the obligation was required after revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization. The obligation related to Visa’s American Express litigation, which was settled by Visa in November 2007, and other Visa litigation, including the Discover and other interchange litigation, which has not yet been settled. As part of the reorganization, Visa made an initial public offering in March 2008, and part of the proceeds from the offering, representing the member banks’ proportionate share, were placed in escrow to fund the litigation costs of the American Express and Discover suits. Accordingly, the Company reduced its obligation by its share of those litigation costs, which amounted to $8.8 million, leaving a remaining obligation of $12.1 million related to other unsettled litigation.

7.	Pension

The amount of net pension cost (income) for the three months ended March 31, 2008 and 2007 is as follows.

	For the Three
	Months Ended
	March 31
(In thousands)	2008	2007

Service cost – benefits earned during the period	$253	$248
Interest cost on projected benefit obligation	1,294	1,145
Expected return on plan assets	(2,000)	(1,705)
Amortization of unrecognized net loss	—	185

Net periodic pension cost (income)	$(453)	$(127)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first three months of 2008, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2008. The income recognized for the defined benefit pension plan for the first three months of 2008 was primarily due to the greater than expected return on plan assets for the year ended September 30, 2007 (the measurement date) and an increase in the discount rate assumption.

Statement of Financial Accounting Standards No. 158, which the Company adopted on December 31, 2006, requires measurement of plan assets and benefit obligations as of fiscal year end, beginning in 2008. The Company intends to made this adjustment on December 31, 2008 and does not expect it to have a material effect on its consolidated financial statements.

8.	Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	For the Three
	Months Ended
	March 31
(In thousands, except per share data)	2008	2007

Basic earnings per share:
Net income available to common shareholders	$64,167	$51,496

Weighted average basic common shares outstanding	71,680	73,112
Basic earnings per share	$.90	$.71

Diluted earnings per share:
Net income available to common shareholders	$64,167	$51,496

Weighted average common shares outstanding	71,680	73,112
Net effect of nonvested stock and the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	717	906

Weighted average diluted common shares outstanding	72,397	74,018

Diluted earnings per share	$.89	$.70

9.	Other Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) consist of the unrealized holding gains and losses on available for sale investment securities and the amortization of accumulated pension loss which has been recognized in net periodic benefit cost.

	For the Three
	Months Ended
	March 31
(In thousands)	2008	2007

Available for sale investment securities:
Net unrealized holding gains	$2,591	$9,971
Reclassification adjustment for losses included in net income	2,222	2

Net unrealized gains on securities	4,813	9,973
Income tax expense	1,829	3,811

Net holding gains on investment securities	2,984	6,162

Prepaid pension cost:
Amortization of accumulated pension loss	—	185
Income tax benefit	—	(70)

Accumulated pension loss	—	115

Other comprehensive income (loss)	$2,984	$6,277

10.	Segments

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended March 31, 2008:
Net interest income	$85,181	$52,856	$2,170	$140,207	$(100)	$140,107
Provision for loan losses	(10,990)	(1,194)	—	(12,184)	(7,816)	(20,000)
Non-interest income	42,582	23,457	25,703	91,742	418	92,160
Investment securities gains, net	—	—	—	—	23,323	23,323
Non-interest expense	(78,740)	(43,333)	(17,807)	(139,880)	(875)	(140,755)

Income before income taxes	$38,033	$31,786	$10,066	$79,885	$14,950	$94,835

Three Months Ended March 31, 2007:
Net interest income	$85,517	$47,913	$1,780	$135,210	$(3,731)	$131,479
Provision for loan losses	(7,897)	(221)	—	(8,118)	(43)	(8,161)
Non-interest income	40,550	20,068	21,905	82,523	1,761	84,284
Investment securities gains, net	—	—	—	—	3,895	3,895
Non-interest expense	(74,500)	(39,249)	(16,156)	(129,905)	(6,514)	(136,419)

Income before income taxes	$43,670	$28,511	$7,529	$79,710	$(4,632)	$75,078

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

Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. Beginning in 2008, modifications were made to the funds transfer pricing process which eliminated allocations to net interest income for capital. This change was also reflected in the prior year information presented above.

The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entities.

11.	Derivative Instruments

The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rate do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At March 31, 2008, the Company had entered into two interest rate swaps with a notional amount of $13.0 million, which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on net income. The notional amount of these types of swaps at March 31, 2008 was $435.2 million. These swaps are accounted for as free-standing derivatives and changes in their fair value were recorded in other non-interest income. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral exchanges typically involve marketable securities; cash collateral has not been exchanged.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. This Statement modified the accounting for initial recognition of fair value for certain interest rate swap contracts held by the Company. Former accounting guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and fair value of these instruments at initial recognition. This former guidance was nullified by SFAS No. 157, which states that the immediate recognition of a gain or loss is appropriate under certain circumstances. In accordance with the new recognition requirements, the Company increased equity by $903 thousand on January 1, 2008 to reflect the swaps at fair value as defined by SFAS No. 157.

The Company’s derivative instruments are listed below.

	March 31, 2008			December 31, 2007
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$448,238	$12,025	$(12,876)	$308,361	$4,766	$(6,333)
Credit risk participation agreements	24,947	—	(167)	25,389	—	(174)
Foreign exchange contracts:
Forward contracts	12,417	534	(496)	12,212	105	(149)
Option contracts	3,120	40	(40)	3,120	9	(9)
Mortgage loan commitments	11,214	71	(4)	7,123	18	(10)
Mortgage loan forward sale contracts	16,512	66	(25)	15,017	25	(34)

Total	$516,448	$12,736	$(13,608)	$371,222	$4,923	$(6,709)

12.	Income Taxes

For the first quarter of 2008 income tax expense amounted to $30.7 million, compared to $23.6 million in the first quarter of 2007. The effective income tax rate for the Company was 32.3% in the current quarter compared to 31.4% in the same quarter last year.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2004 through 2007 remain open to examination for U.S. federal income tax and tax years 2004 through 2007 remain open to examination by significant state tax jurisdictions.

13.	Stock-Based Compensation

The Company normally issues most of its annual stock-based compensation during the first quarter. In recent years, stock-based compensation has been issued in the form of stock appreciation rights (SARs) and nonvested stock. The stock-based compensation expense that has been charged against income was $1.8 million in the first three months of 2008 and $1.5 million in the first three months of 2007.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted for the first time in 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. The table below shows the fair values of SARs granted during the first three months of 2008 and 2007, including the model assumptions for those grants.

	Three Months
	Ended March 31
	2008	2007

Weighted per share average fair value at grant date	$8.69	$11.97
Assumptions:
Dividend yield	2.3%	1.9%
Volatility	18.4%	19.9%
Risk-free interest rate	3.5%	4.6%
Expected term	7.2 years	7.4 years

A summary of option activity during the first three months of 2008 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2008	2,864,415	$32.40

Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(145,720)	27.71

Outstanding at March 31, 2008	2,718,695	$32.65	4.5 years	$25,494

A summary of SAR activity during the first three months of 2008 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2008	979,063	$47.05

Granted	561,701	44.23
Forfeited	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2008	1,540,764	$46.02	8.9 years	$—

A summary of the status of the Company’s nonvested share awards, as of March 31, 2008, and changes during the three month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	226,124	$42.04

Granted	33,305	44.10
Vested	(22,884)	29.17
Forfeited	—	—

Nonvested at March 31, 2008	236,545	$43.57

14.	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and non-financial assets and liabilities and to determine fair value disclosures. Various financial instruments such as available for sale and trading securities, certain non-marketable securities relating to venture capital/private equity activities, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, mortgage servicing rights and certain other investment securities. These nonrecurring fair value adjustments typically involve lower of cost or market accounting, or write-downs of individual assets.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly (such as interest rates, yield curves, and prepayment speeds).

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. These may be internally developed, using the Company’s best information and assumptions that a market participant would consider.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive an estimated fair value measurement.

The following disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB Staff Position 157-2. These include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are written down to fair value upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments, and defers disclosures under SFAS No. 157 until January 1, 2009.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Available for sale investment securities

This portfolio comprises the majority of the assets which the Company records at fair value. Most of the portfolio, which includes federal agencies, mortgage-backed and asset-backed securities, are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Municipal and corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. Where quoted prices are available in an active market, the measurements are classified as Level 1. Most of these measurements apply to exchange-traded equities.

Trading securities

The majority of the securities in the Company’s trading portfolio are priced by averaging several broker quotes for identical instruments, and are classified as Level 2 measurements. If quoted market prices are not available due to illiquid markets, the Company uses internal modeling, typically a discounted cash flows analysis. During the first quarter of 2008, the Company transferred $8.4 million of auction rate securities held in the trading portfolio into Level 3 due to the illiquidity of these securities and lack of observable market information to value them.

Venture capital/private equity securities

These securities are held by the venture capital subsidiaries and are included in Non-marketable Investment Securities in the consolidated balance sheets. Valuation of these nonpublic investments requires significant management judgment due to the absence of quoted market prices. Each quarter, valuations are performed utilizing available market data and other factors. Market data includes published trading multiples for venture companies of similar size. The multiples are considered in conjunction with current operating performance, future expectations, financing and sales transactions, and other company-specific issues. The Company applies its valuation methodology consistently from period to period, and believes that its methodology is similar to that used by other market participants. These fair value measurements are classified as Level 3.

Derivatives

The Company’s derivative instruments include interest rate swaps, foreign exchange forward contracts, commitments and sales contracts related to personal mortgage loan origination activity, and certain credit risk guarantee agreements. When appropriate, the impact of credit standing as well as any potential credit enhancements, such as collateral, has been considered in the fair value measurement.

•	Valuations for interest rate swaps are derived from proprietary models whose significant inputs are readily observable market parameters, primarily yield curves. The results of the models are constantly validated through comparison to active trading in the marketplace. These fair value measurements are classified as Level 2.

•	Fair value measurements for foreign exchange contracts are derived from a model whose primary inputs are quotations from global market makers, and are classified as Level 2.

•	The fair values of mortgage loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market. However, these prices are adjusted by a factor which considers the likelihood that a commitment will ultimately result in a closed loan. This estimate is based on the Company’s historical data and its judgment about future economic trends. Based on the unobservable nature of this adjustment, these measurements are classified as Level 3.

•	The Company’s minimal holdings of liabilities related to credit risk guarantees, as discussed in Note 6, are valued under an internally developed methodology which uses significant unobservable inputs and assumptions about the creditworthiness of the counterparty to the guaranteed interest rate swap contract. Consequently, these measurements are classified as Level 3.

The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting
		Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	3/31/08	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$3,413,816	$119,113	$3,294,703	$—
Trading securities	16,337	—	8,356	7,981
Venture capital investments	42,124	—	—	42,124
Derivatives	12,736	—	12,599	137

Total assets	3,485,013	119,113	3,315,658	50,242

Liabilities:
Derivatives	13,608	—	13,412	196

Total liabilities	$13,608	$—	$13,412	$196

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Trading	Venture Capital
(In thousands)	Securities	Investments	Derivatives	Total

Balance at January 1, 2008	$—	$37,603	$(175)	$37,428
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets)	(434)	3,255	116	2,937
Purchases, issuances, and settlements, net	—	1,266	—	1,266
Transfers in and/or out of Level 3	8,415	—	—	8,415

Balance at March 31, 2008	$7,981	$42,124	$(59)	$50,046

Total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$(434)	$3,255	$114	$2,935

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

		Trading
	Interest on	Account			Investment
	Investment	Profits and	Loan Fees	Other Non-Interest	Securities
(In thousands)	Securities	Commissions	and Sales	Income	Gains, Net	Total

Total gains or losses included in earnings (or changes in net assets) for the period above	$(94)	$(434)	$110	$6	$3,349	$2,937

Change in unrealized gains or losses relating to assets still held at March 31, 2008	$(94)	$(434)	$108	$6	$3,349	$2,935

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis. Except as noted below for impaired loans, no fair value adjustments on these instruments were recognized in the current period.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $25.2 million at March 31, 2008. Charge-offs on impaired loans during the current quarter were $2.4 million, and their related allowance declined by $1.0 million.

Private equity investments and restricted stock

These assets are included in Non-marketable Investment Securities in the consolidated balance sheets. They include private equity investments held by the Parent company which are carried at cost, reduced by other than temporary impairment. These investments are periodically evaluated for impairment based on their estimated fair value. The valuation methodology is described above under the recurring measurements for “Venture capital/private equity securities”. Also included is stock issued by the Federal Reserve and Federal Home Loan Banks which is held by the bank subsidiaries as required for regulatory purposes. There are generally restrictions on the sale and/or liquidation of these investments, and their carrying value approximates fair value. Fair value measurements for these securities are classified as Level 3.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. In the absence of quoted prices, the fair value of student loans held for sale is based on specific prices mandated in underlying sale contracts with investors in the secondary market. As such, these measurements are classified as Level 2. The mortgage loan measurements are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

Mortgage servicing rights

The Company initially measures its mortgage servicing rights at fair value, and amortizes them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees. The fair value measurements are classified as Level 3.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2007 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2008 are not necessarily indicative of results to be attained for any other period.

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

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $48.2 million at March 31, 2008. These private equity and venture capital securities are reported at fair value. The values assigned to these securities where no market quotations exist are based upon available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months Ended
	March 31
	2008	2007

Per Share Data
Net income – basic	$.90	$.71
Net income – diluted	.89	.70
Cash dividends	.250	.238
Book value	21.96	19.86
Market price	42.03	46.01
Selected Ratios
(Based on average balance sheets)
Loans to deposits*	91.78%	87.77%
Non-interest bearing deposits to total deposits	5.45	5.35
Equity to loans*	14.01	14.26
Equity to deposits	12.86	12.52
Equity to total assets	9.61	9.55
Return on total assets	1.59	1.38
Return on total stockholders’ equity	16.55	14.41
(Based on end-of-period data)
Non-interest income to revenue**	39.68	39.06
Efficiency ratio***	60.11	62.79
Tier I capital ratio	10.45	11.04
Total capital ratio	11.66	12.33
Leverage ratio	8.88	8.94

*	Includes loans held for sale.
**	Revenue includes net interest income and non-interest income.
***	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

Results of Operations

Summary

	Three Months Ended		Increase
	March 31		(decrease)
(Dollars in thousands)	2008	2007	Amount	Percent

Net interest income	$140,107	$131,479	$8,628	6.6%
Provision for loan losses	(20,000)	(8,161)	11,839	145.1
Non-interest income	92,160	84,284	7,876	9.3
Investment securities gains, net	23,323	3,895	19,428	498.8
Non-interest expense	(140,755)	(136,419)	4,336	3.2
Income taxes	(30,668)	(23,582)	7,086	30.0

Net income	$64,167	$51,496	$12,671	24.6%

For the quarter ended March 31, 2008, net income amounted to $64.2 million, an increase of $12.7 million, or 24.6%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.59%, the annualized return on average equity was 16.55%, and the efficiency ratio was 60.11%. Diluted earnings per share was $.89, an increase of 27.1% compared to $.70 per share in the first quarter of 2007.

The financial results for the first quarter of 2008 included a $22.2 million pre-tax cash gain on the redemption of Visa Inc. (Visa) stock and an $8.8 million pre-tax reduction in an indemnification obligation related to certain Visa litigation costs. As was disclosed in the Company’s 2007 Annual Report on Form 10-K, an indemnification obligation of $21.0 million was established in the fourth quarter of 2007, which represented the Company’s obligation to share certain estimated litigation costs of Visa. In the first quarter of 2008, Visa held an initial public offering (IPO) in which it redeemed a portion of Class B stock held by member banks. The Company received cash of $22.2 million in that redemption, which was recorded as an investment securities gain. The Company’s remaining holdings of Class B stock total 832,447 shares. As part of the IPO, Visa escrowed approximately $3.0 billion in cash from the offering to be used to fund certain estimated litigation costs. As a result, the Company reduced its obligation by $8.8 million, which represents its share of the amount escrowed. The Company’s remaining obligation for other unsettled Visa litigation, for which no escrow has been established, is approximately $12.1 million. On an after-tax basis, these events contributed approximately $19.5 million to first quarter 2008 net income, and increased fully diluted earnings per share by $.27.

Financial results for the first quarter of 2008 compared to the same period last year included growth of $8.6 million, or 6.6%, in net interest income, and growth of $7.9 million, or 9.3%, in non-interest income. The increase in net interest income resulted from lower rates paid on deposits and borrowings coupled with an increase in average loan balances, but was offset by lower rates earned on the loan portfolio. Non-interest income increased due to double digit growth in bank card, brokerage, and bond trading income, in addition to solid growth in trust and corporate cash management fees. Non-interest expense increased $4.3 million due to higher salaries and employee benefits costs, non-cash impairment charges on foreclosed real estate, and smaller increases in various other categories, which were partly offset by the reduction in the Visa obligation mentioned above. Additionally, the provision for loan losses was $20.0 million for the quarter, an increase of $11.8 million over the first quarter of 2007.

The Company regularly evaluates the potential acquisition of various financial institutions, and the disposition of certain of its assets and branch locations. As a result of that evaluation process, the Company expects to complete the sale of its branch in Independence, Kansas, in May 2008. In this transaction, the Company expects to sell approximately $21.6 million in loans and $84.9 million in deposits, and expects to receive a premium of $7.3 million in cash.

During the second quarter of 2007, the Company acquired South Tulsa Financial Corporation (South Tulsa). In this transaction, the Company acquired the outstanding stock of South Tulsa and issued shares of Company stock valued at $27.6 million. The Company’s acquisition of South Tulsa added $142.4 million in assets and two branch locations in Tulsa, Oklahoma. During the third quarter of 2007, the Company acquired Commerce Bank in Denver, Colorado. In this transaction, the Company acquired all of the outstanding stock of Commerce Bank for $29.5 million in cash. The acquisition added $123.9 million in assets and the Company’s first location in Colorado.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended
	March 31, 2008 vs. 2007
	Change due to
	Average	Average
(In thousands)	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$19,306	$(21,365)	$(2,059)
Loans held for sale	(672)	(1,491)	(2,163)
Investment securities:
U.S. government and federal agency securities	(1,571)	131	(1,440)
State and municipal obligations	(1,165)	300	(865)
Mortgage and asset-backed securities	3,041	1,515	4,556
Other securities	504	(462)	42

Total interest on investment securities	809	1,484	2,293

Federal funds sold and securities purchased under agreements to resell	(843)	(2,981)	(3,824)

Total interest income	18,600	(24,353)	(5,753)

Interest expense:
Deposits:
Savings	(21)	(151)	(172)
Interest checking and money market	2,451	(9,302)	(6,851)
Time open & C.D.’s of less than $100,000	231	(1,537)	(1,306)
Time open & C.D.’s of $100,000 and over	2,820	(2,433)	387

Total interest on deposits	5,481	(13,423)	(7,942)

Federal funds purchased and securities sold under agreements to repurchase	(4,584)	(8,787)	(13,371)
Other borrowings	4,647	2,324	6,971

Total interest expense	5,544	(19,886)	(14,342)

Net interest income, fully taxable equivalent basis	$13,056	$(4,467)	$8,589

Net interest income for the first quarter of 2008 was $140.1 million, an $8.6 million, or 6.6%, increase over the first quarter of 2007. The increase in net interest income was mainly the result of lower rates paid on interest bearing deposits and short-term borrowings, coupled with higher loan balances and partly offset by lower loan yields. The decline in rates on interest earning assets and interest bearing liabilities occurred in conjunction with a series of decreases in the federal funds rate initiated by the Federal Reserve Bank during the last half of 2007 and the first quarter of 2008, lowering the rate by 300 basis points throughout this period. The Company’s net interest rate margin was 3.79% for the first quarter of 2008 compared to 3.83% in the first quarter of 2007.

Total interest income, on a tax equivalent basis (T/E), decreased $5.8 million, or 2.5%, from the first quarter of 2007. Interest income on loans (T/E) declined $2.1 million, primarily the result of an 81 basis point decrease in rates earned on the loan portfolio, but partly offset by a $1.0 billion increase in average loan balances. The growth in average loans included increases of $515.7 million in business loans, $172.1 million in consumer loans, and $128.3 million in consumer credit card loans. Contributing to higher average loan balances in the current quarter were $263.8 million related to acquisitions completed in the second and third quarters of 2007. Interest income on investment securities (T/E) increased $2.3 million, as average balances increased slightly and yields on this fixed rate portfolio increased 19 basis points. Interest income on overnight investments in federal funds sold and securities purchased under agreements to resell (resell agreements) decreased $3.8 million, largely due to a decline of 249 basis points in rates earned. The average tax equivalent yield on total interest earning assets was 5.99% in the first quarter of 2008 compared to 6.61% in the first quarter of 2007.

Total interest expense decreased $14.3 million, or 14.8%, compared to the first quarter of 2007, primarily due to a 41 basis point decrease in average rates paid on interest bearing deposits, coupled with a 227 basis point decline in rates paid on federal funds purchased and repurchase agreements. Most of the rate impact occurred in the Company’s premium money market accounts and short-term jumbo certificates of deposit, where average rates paid declined by 124 and 72 basis points, respectively. In addition, interest expense on the Company’s $500.0 million structured repurchase agreements decreased $2.6 million due to declining rates, coupled with the instruments’ established floors. Partly offsetting the effect of the rate decline was a $504.6 million increase in average interest bearing deposits. Most of this increase occurred in premium money market accounts, which increased $268.0 million and certificates of deposit, which increased $224.3 million. Part of the growth in certificates of deposit was due to recent efforts to attract jumbo certificates of deposit from commercial sources in an effort to diversify funding sources. Average interest bearing deposits also increased due to the 2007 acquisitions, which contributed $156.3 million of the overall increase. Diversification initiatives also resulted in a shifting of some borrowings from short-term federal funds purchased into longer-term fixed rate advances from the Federal Home Loan Bank. The average rate incurred on all interest bearing liabilities decreased to 2.40% in the first quarter of 2008 compared to 3.02% in the first quarter of 2007.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months		Increase
	Ended March 31		(decrease)
(Dollars in thousands)	2008	2007	Amount	Percent

Deposit account charges and other fees	$27,075	$26,511	$564	2.1%
Bank card transaction fees	26,308	23,083	3,225	14.0
Trust fees	20,113	18,653	1,460	7.8
Consumer brokerage services	3,409	3,043	366	12.0
Trading account profits and commissions	4,164	1,861	2,303	123.8
Loan fees and sales	2,140	1,285	855	66.5
Other	8,951	9,848	(897)	(9.1)

Total non-interest income	$92,160	$84,284	$7,876	9.3%

Non-interest income as a % of total revenue*	39.7%	39.1%
Total revenue per full-time equivalent employee	$45.3	$42.9

*	Total revenue includes net interest income and non-interest income.

For the first quarter of 2008, total non-interest income amounted to $92.2 million compared with $84.3 million in the same quarter last year, which was an increase of $7.9 million, or 9.3%. The increase over last year was mainly the result of double digit growth in bank card, brokerage, and bond trading income, in addition to solid growth in trust and corporate cash management fees. Bank card fees for the quarter increased $3.2 million, or 14.0%, over the first quarter of last year, primarily due to higher fees earned on debit, merchant and corporate card transactions, which grew by 13.1%, 13.7% and 27.8%, respectively. Trust fees for the quarter increased $1.5 million, or 7.8%, over the same quarter last year due to growth in both personal and corporate trust fees. Deposit account fees grew $564 thousand, or 2.1%, as a result of growth in corporate cash management fees of 27.1%, partly offset by a decline of 5.4% in overdraft fee income. Consumer brokerage services revenue, including equity sales commissions and annuity fees, increased $366 thousand, or 12.0%. Bond trading income rose $2.3 million due to continued higher corporate and correspondent bank sales. Loan fees and sales revenue increased $855 thousand due to higher gains on the sales of student loans, which totaled $946 thousand in the first quarter of 2008 compared with $219 thousand in the same quarter last year. Other non-interest income for the current quarter decreased $897 thousand, or 9.1%, from the same quarter last year. Most of this decline was due to an impairment charge of $1.1 million on an office building held for sale, which was recorded in a gain/loss on sales of other assets category within non-interest income. This office building formerly housed the Company’s main check processing operations.

Investment Securities Gains, Net

Net gains and losses on investment securities during the three months ended March 31, 2008 and 2007 are shown in the table below. Most of the net gain in 2008 resulted from the redemption of Visa Class B stock in conjunction with the Visa IPO in March 2008, resulting in a $22.2 million gain. Sales of preferred equity securities and federal agency securities from the available for sale portfolio in 2008 generated realized losses of $1.4 million and realized gains of $1.1 million, respectively. In addition, an impairment charge of $1.9 million was recorded on the remaining holdings of preferred equity securities. Also shown below are net gains and losses relating to non-marketable private equity and venture capital investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. Minority interest expense pertaining to these net gains is reported in other non-interest expense, and totaled $490 thousand and $96 thousand the first three months ended March 31, 2008 and 2007, respectively.

	Three Months
	Ended March 31
(Dollars in thousands)	2008	2007

Available for sale:
Preferred equity securities	$(3,361)	$—
Other bonds	1,139	(2)
Non-marketable:
Private equity and venture investments	3,349	3,897
Visa Class B stock	22,196	—

Total investment securities gains, net	$23,323	$3,895

Non-Interest Expense

	Three Months		Increase
	Ended March 31		(decrease)
(Dollars in thousands)	2008	2007	Amount	Percent

Salaries and employee benefits	$83,010	$76,900	$6,110	7.9%
Net occupancy	12,069	11,790	279	2.4
Equipment	5,907	6,433	(526)	(8.2)
Supplies and communication	8,724	8,506	218	2.6
Data processing and software	13,563	11,522	2,041	17.7
Marketing	5,287	4,318	969	22.4
Indemnification obligation	(8,808)	—	(8,808)	N.M.
Other	21,003	16,950	4,053	23.9

Total non-interest expense	$140,755	$136,419	$4,336	3.2%

Non-interest expense for the first quarter of 2008 amounted to $140.8 million, an increase of $4.3 million, or 3.2%, compared with $136.4 million recorded in the first quarter of last year. Compared with the first quarter of last year, salaries and benefits expense increased $6.1 million, or 7.9%, mainly due to normal merit increases, higher incentive payments, and increased medical insurance costs. In addition, the effects of the bank acquisitions in 2007 increased salaries and benefits by $1.3 million during the current quarter. Full-time equivalent employees increased to 5,128 at March 31, 2008 compared to 5,030 at March 31, 2007. Occupancy costs grew $279 thousand, or 2.4%, over the same quarter last year, primarily due to higher real estate taxes. Equipment expenses decreased $526 thousand, or 8.2%, from the same quarter last year due to lower depreciation expense on data processing equipment and lower maintenance contract expense. Supplies and communication expense rose $218 thousand, or 2.6%, mainly due to higher courier and supplies expense, partly offset by lower data network expense. Data processing and software costs increased $2.0 million, or 17.7%, mainly as a result of higher bank card processing costs, which increased in conjunction with higher bank card revenues this quarter. Exclusive of these costs, core data processing and software expense increased 5.3%. Marketing costs increased $969 thousand, or 22.4%, over the same quarter last year as the Company increased efforts to attract new deposits and credit card business. As mentioned previously, an indemnification obligation for Visa litigation, established in the fourth quarter of 2007, was reduced by $8.8 million. This amount represents the Company’s portion of litigation costs relating to American Express and Discover litigation, for which Visa established an escrow account in conjunction with its IPO. Other non-interest expense increased $4.1 million, or 23.9%, over the same quarter last year primarily due to an impairment charge of $2.3 million related to foreclosed land expected to be sold in the second quarter of 2008. Smaller increases occurred in minority interest expense, which was related to investment gains in the venture capital subsidiaries, and the provision for off balance sheet credit exposure.

Provision and Allowance for Loan Losses

	Three Months Ended
	Mar. 31	Mar. 31	Dec. 31
(Dollars in thousands)	2008	2007	2007

Provision for loan losses	$20,000	$8,161	$14,062

Net loan charge-offs (recoveries):
Business	(509)	704	1,847
Credit card	6,593	5,813	6,606
Personal banking*	3,950	1,965	3,747
Real estate-construction	774	99	537
Real estate-business	902	(616)	768
Real estate-personal	101	16	14
Overdrafts	86	180	545

Total net loan charge-offs	$11,897	$8,161	$14,064

Annualized total net charge-offs as a percentage of average loans	.44%	.34%	.53%

*	Includes consumer and home equity loans

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

Net loan charge-offs for the first quarter of 2008 amounted to $11.9 million, compared with $14.1 million in the prior quarter and $8.2 million in the first quarter of last year. The decrease in net charge-offs in the first quarter of 2008 compared to the previous quarter was mainly the result of several larger business loan recoveries received this quarter totaling $1.6 million. Consumer credit card net charge-offs remained flat with the previous quarter while personal banking loan charge-offs increased slightly. The ratio of annualized net loan charge-offs to total average loans was .44%, compared to .53% in the previous quarter and .34% in the first quarter of last year.

For the first quarter of 2008, annualized net charge-offs on average consumer credit card loans were 3.48%, compared with 3.68% in the previous quarter and 3.72% in the same period last year. Additionally, personal banking loan net charge-offs for the quarter amounted to .76% of average personal banking loans, compared to .71% in the previous quarter and .42% in the same quarter last year. The higher charge-off ratios on personal banking loans are primarily due to increased losses on marine and recreational vehicle loans.

The provision for loan losses for the first quarter of 2008 totaled $20.0 million, and was $5.9 million higher than the previous quarter and $11.8 million higher than the first quarter of 2007. The amount of the provision in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. The higher provision in the current quarter was influenced by higher incurred losses within the loan portfolio and an increase in classified loans, stemming from increasing risk in the broader economy.

The allowance for loan losses at March 31, 2008 amounted to $141.7 million, or 1.30% of total loans (excluding loans held for sale) compared to $133.6 million, or 1.26%, at December 31, 2007 and $131.7 million, or 1.33%, at March 31, 2007. The increase in the allowance compared to previous periods resulted primarily from higher provisions, as noted above. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2008.

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

	March 31	December 31
(Dollars in thousands)	2008	2007

Non-accrual loans	$25,190	$19,739
Foreclosed real estate	10,639	13,678

Total non-performing assets	$35,829	$33,417

Non-performing assets to total loans	.33%	.32%
Non-performing assets to total assets	.21%	.21%

Loans past due 90 days and still accruing interest	$25,759	$20,886

Non-accrual loans, which are also considered impaired, totaled $25.2 million at March 31, 2008, and increased $5.5 million over December 31, 2007. The increase over December 31, 2007 balances resulted from increases of $4.5 million in construction loans, $344 thousand in business real estate loans, and $1.1 million in business leases, partly offset by a decrease of $371 thousand in other business non-accrual loans. At March 31, 2008, total non-accrual loans were comprised mainly of construction loans (48.8%), business real estate loans (23.7%) and business loans and leases (21.4%). Foreclosed real estate declined from $13.7 million at December 31, 2007 to $10.6 million at March 31, 2008. The decline was mainly due to a $2.3 million impairment charge on foreclosed land, which is scheduled to be sold in the second quarter of 2008.

Total loans past due 90 days or more and still accruing interest amounted to $25.8 million as of March 31, 2008, which was $4.9 million higher than at December 31, 2007. The increase in the past due totals at March 31, 2008 compared to December 31, 2007 resulted from increases of $4.6 million in business real estate, $650 thousand in consumer credit card and $493 thousand in revolving home equity loan delinquencies, partly offset by declines of $697 thousand in personal real estate and $352 thousand in business loan delinquencies.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $140.9 million at March 31, 2008 compared with $127.2 million at December 31, 2007. The balance at March 31, 2008 included $48.8 million in business real estate loans, $37.0 million in construction real estate loans, and $33.1 million in business loans.

Income Taxes

Income tax expense was $30.7 million in the first quarter of 2008, compared to $18.2 million in the fourth quarter of 2007 and $23.6 million in the first quarter of 2007. The Company’s effective income tax rate was 32.3% in the first quarter of 2008, compared with 29.4% in the fourth quarter of 2007 and 31.4% in the first quarter of 2007. The increase in the effective tax rate for the first quarter of 2008 over the fourth and first quarters of 2007 was primarily due to higher pre-tax income, coupled with an increase in state income taxes and slightly lower non-taxable income.

Financial Condition

Balance Sheet

Total assets of the Company were $16.8 billion at March 31, 2008 compared to $16.2 billion at December 31, 2007. Earning assets amounted to $15.3 billion at March 31, 2008 and $14.7 billion at December 31, 2007. At March 31, 2008, earning assets consisted of 74% in loans and 23% in investment securities.

During the first quarter of 2008, average loans, excluding loans held for sale, increased $336.5 million, or 3.2%, compared to the previous quarter, representing annualized growth of 12.8%. Also, average loans increased $1.0 billion, or 10.2%, this quarter compared to the same period last year. Overall during the quarter, the increase in average loans compared with the previous quarter consisted mainly of growth of $291.4 million in business loans and $48.9 million in consumer credit card loans, offset by a decline of $15.6 million in personal real estate loans. The growth in average business loans this quarter was partly due to increased seasonal lending to a number of larger grain dealers, totaling $197.6 million this quarter, coupled with demand from both new and existing business loan customers. Growth in consumer credit cards resulted mainly from growth in new accounts through increased marketing efforts over the last twelve months.

Available for sale investment securities (excluding fair value adjustments) decreased on average by $13.5 million this quarter compared with the previous quarter. However, period end balances (excluding fair value adjustments) increased $244.0 million from $3.1 billion at December 31, 2007 to $3.4 billion at March 31, 2008. During the current quarter, sales, maturities and principal paydowns of securities totaled $357.5 million, while the Company reinvested $392.3 million in mortgage-backed securities, $132.6 million in other asset-backed securities, and $63.0 million in municipal obligations.

Total average deposits increased $128.3 million during the first quarter of 2008 compared to the previous quarter, and $545.7 million, or 4.7%, compared to the first quarter of 2007. Compared to the previous quarter, growth in average deposits resulted from increases of $111.6 million in money market accounts and $16.3 million in certificates of deposit. The average loans to deposits ratio in the current quarter was 91.8%, compared to 89.8% in the previous quarter.

Average borrowings increased $145.5 million in the current quarter compared to the prior quarter, mainly due to an increase of $178.7 million in borrowings from the Federal Home Loan Bank of Des Moines (FHLB).

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and resell agreements. Federal funds sold and resell agreements totaled $525.0 million at March 31, 2008. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $3.4 billion at March 31, 2008, and included an unrealized net gain of $53.3 million. The portfolio includes maturities of approximately $517 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. At March 31, 2008, total investment securities pledged for these purposes comprised 66% of the available for sale investment portfolio, leaving $1.2 billion of unpledged securities.

	March 31	March 31	December 31
(In thousands)	2008	2007	2007

Liquid assets:
Federal funds sold	$171,282	$12,734	$261,165
Securities purchased under agreements to resell	353,751	454,076	394,000
Available for sale investment securities	3,413,816	3,243,687	3,165,020

Total	$3,938,849	$3,710,497	$3,820,185

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2008, such deposits totaled $8.7 billion and represented 69.3% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.6 billion at March 31, 2008. These accounts are normally considered more volatile and higher costing, and comprised 12.8% of total deposits at March 31, 2008.

	March 31	March 31	December 31
(In thousands)	2008	2007	2007

Core deposit base:
Non-interest bearing demand	$1,442,782	$1,354,160	$1,413,849
Interest checking	461,630	455,502	580,048
Savings and money market	6,827,138	6,348,895	6,575,318

Total	$8,731,550	$8,158,557	$8,569,215

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.5 billion at March 31, 2008. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $661.4 million at March 31, 2008, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. The Company’s long-term debt is relatively small compared to the Company’s overall liability position. It is comprised mainly of advances from the FHLB, which totaled $759.7 million at March 31, 2008. Most of these advances have fixed rates and mature between 2008 and 2010. The Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Other outstanding long-term borrowings relate mainly to the Company’s leasing and venture capital operations.

	March 31	March 31	December 31
(In thousands)	2008	2007	2007

Borrowings:
Federal funds purchased	$295,790	$608,122	$126,077
Securities sold under agreements to repurchase	1,161,446	1,025,762	1,113,142
FHLB advances	759,724	13,625	561,475
Subordinated debentures	14,310	14,310	14,310
Other long-term debt	7,830	11,300	7,851

Total	$2,239,100	$1,673,119	$1,822,855

In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound commercial paper rating of A-1 from Standard & Poor’s and short-term rating of P-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. In addition, the Company has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $1.2 billion in loans and $217.5 million in investment securities. Also, because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.

Cash and cash equivalents (defined as “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying balance sheets) was $1.2 billion at March 31, 2008 compared to $1.3 billion at December 31, 2007. The $118.4 million decline includes changes in the cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for March 31, 2008. The cash flow provided by operating activities consists of net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first quarter of 2008, operating activities provided cash of $44.7 million. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities and changes in the level of the loan portfolio, used cash of $575.7 million. Most of the cash outflow was due to a $340.0 million increase in the loan portfolio and $632.8 million in purchases of investment securities, partly offset by $409.0 million in proceeds from sales and maturities of investment securities. Financing activities provided cash of $412.5 million, resulting from a $218.0 million increase in overnight borrowings and additional FHLB borrowings of $200.0 million. These cash inflows were partly offset by cash dividend payments of $18.0 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			For
	March 31	December 31	Well-Capitalized
(Dollars in thousands)	2008	2007	Banks

Risk-adjusted assets	$13,606,555	$13,330,968
Tier I capital	1,422,323	1,375,035
Total capital	1,587,070	1,532,189
Tier I capital ratio	10.45%	10.31%	6.00%
Total capital ratio	11.66%	11.49%	10.00%
Leverage ratio	8.88%	8.76%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various stock compensation programs. During the quarter ended March 31, 2008 the Company purchased 125,211 shares of treasury stock at an average cost of $40.07 per share. At March 31, 2008, 2,982,948 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.250 in the first quarter of 2008, an increase of 5.0% compared to the fourth quarter of 2007, making 2008 the 40th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2008 totaled $8.0 billion (including approximately $3.9 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $428.8 million and $31.0 million, respectively, at March 31, 2008. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.4 million at March 31, 2008. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During the first three months of 2008, purchases and sales of tax credits amounted to $12.6 million and $12.8 million, respectively, and at March 31, 2008, outstanding purchase commitments totaled $106.2 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets, amounting to $2.0 million at March 31, 2008. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.0 million at March 31, 2008.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2008 and 2007. As mentioned in Note 10 in the notes to the consolidated financial statements, the 2008 and 2007 results in this table reflect a modification to the funds transfer pricing process.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended March 31, 2008:
Net interest income	$85,181	$52,856	$2,170	$140,207	$(100)	$140,107
Provision for loan losses	(10,990)	(1,194)	—-	(12,184)	(7,816)	(20,000)
Non-interest income	42,582	23,457	25,703	91,742	418	92,160
Investment securities gains, net	—	—	—	—	23,323	23,323
Non-interest expense	(78,740)	(43,333)	(17,807)	(139,880)	(875)	(140,755)

Income before income taxes	$38,033	$31,786	$10,066	$79,885	$14,950	$94,835

Three Months Ended March 31, 2007:
Net interest income	$85,517	$47,913	$1,780	$135,210	$(3,731)	$131,479
Provision for loan losses	(7,897)	(221)	—	(8,118)	(43)	(8,161)
Non-interest income	40,550	20,068	21,905	82,523	1,761	84,284
Investment securities gains, net	—	—	—	—	3,895	3,895
Non-interest expense	(74,500)	(39,249)	(16,156)	(129,905)	(6,514)	(136,419)

Income before income taxes	$43,670	$28,511	$7,529	$79,710	$(4,632)	$75,078

Increase (decrease) in income before income taxes:

Amount	$(5,637)	$3,275	$2,537	$175	$19,582	$19,757

Percent	(12.9)%	11.5%	33.7%	.2%	N.M.	26.3%

Consumer

For the three months ended March 31, 2008, income before income taxes for the Consumer segment decreased $5.6 million, or 12.9%, from the first quarter of 2007. This decrease was due to increases of $4.2 million in non-interest expense and $3.1 million in the provision for loan losses, coupled with a slight decline in net interest income. Partly offsetting these negative impacts was a $2.0 million increase in non-interest income. The decrease in net interest income resulted mainly from an $8.7 million decrease in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios, partly offset by a $6.9 million decline in deposit interest expense and a $1.5 million increase in loan interest income. The increase in non-interest income resulted mainly from increases in bank card fee income (primarily debit card and merchant fees) and gains on student loan sales, partly offset by declines in deposit account fees (mainly overdraft charges). Non-interest expense grew $4.2 million, or 5.7%, over the previous year due to higher bank card transaction fees, salaries expense, and telephone support fees. These increases were partly offset by declines in fraud losses and bank card and other loan servicing fees. Net loan charge-offs increased $3.1 million over the first quarter of 2007, mainly on consumer credit card, marine and recreational vehicle loans.

Commercial

For the three months ended March 31, 2008, income before taxes for the Commercial segment increased $3.3 million, or 11.5%, compared to the same period in the previous year. Net interest income increased $4.9 million, or 10.3%, due to lower net allocated funding costs of $9.7 million, which were partly offset by a $5.6 million decline in loan interest income. Non-interest income increased by $3.4 million, or 16.9%, over the previous year due to higher cash management fees, bank card fees (mainly corporate card) and higher gains on renewals and sales of equipment leases. Non-interest expense increased $4.1 million, or 10.4%, over the previous year, largely due to a $2.3 million impairment charge on foreclosed land, in addition to higher corporate management fees and bank card servicing expense. These increases were partly offset by lower allocated fees for commercial deposit account processing and cash management. Net loan charge-offs increased $973 thousand to $1.2 million in the first quarter of 2008, compared to $221 thousand in the first quarter of 2007. During 2008, higher charge-offs occurred on business real estate and construction loans, partly offset by recoveries on business loans.

Money Management

Money Management segment pre-tax profitability for the three months ended March 31, 2008 increased $2.5 million, or 33.7%, over the same period in the previous year. Net interest income increased slightly overall, and was impacted by a $2.2 million decline in overnight borrowings expense and a $4.1 million increase in assigned net funding credits, offset by a $6.6 million decrease in income on overnight investments. Non-interest income rose $3.8 million, or 17.3%, over the prior year due to higher trust fee income and bond trading income. Non-interest expense increased $1.7 million, or 10.2%, mainly due to higher salaries expense.

The Other/elimination category shown in the table above includes support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. The pre-tax profitability in this category was higher than in the previous period mainly due to unallocated amounts recorded in conjunction with the Visa IPO, which included a securities gain of $22.0 million and an $8.8 million reduction in the obligation for future litigation. These increases were partly offset by the higher provision for loan losses shown in this category, resulting from the excess of the overall provision over the actual net charge-offs allocated to the segments.

Impact of Recently Issued Accounting Standards

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

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that provides the highest priority to measurements using quoted prices in active markets and the lowest priority to measurements based on unobservable data. The Statement does not require any new fair value measurements. The Statement also modifies the guidance for initial recognition of fair value for certain derivative contracts held by the Company. Former accounting guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and fair value of these instruments at initial recognition. This guidance was nullified by the Statement. In accordance with the new recognition requirements of the Statement, the Company increased equity by $903 thousand on January 1, 2008.

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at December 31, 2006. The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company’s initial recognition at December 31, 2006 of the funded status of its defined benefit pension plan reduced its prepaid pension asset by $17.5 million, reduced deferred tax liabilities by $6.6 million, and reduced the equity component of accumulated other comprehensive income by $10.9 million. Beginning in 2008, the Statement also requires an employer to measure plan assets and obligations as of the date of its fiscal year end statement of financial position. In order to transition to a fiscal year end measurement date, the Company plans to use earlier measurements to allocate net periodic benefit cost for the period between September 30, 2007 (the previous measurement date) and December 31, 2008 proportionately between retained earnings and net periodic benefit cost recognized during 2008. The Company plans to record the transition adjustment to retained earnings on December 31, 2008 and does not expect it to have a material effect on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses for which the fair value option has been elected in earnings. The Statement’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Statement may be applied to financial instruments existing at the January 1, 2008 adoption date, financial instruments recognized after the adoption date, and upon certain other events. As of the adoption date and subsequent to that date, the Company has chosen not to elect the fair value option, but continues to consider future election and the effect on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 109 (SAB 109). SAB 109 provides revised guidance on the valuation of written loan commitments accounted for at fair value through earnings. Former guidance under SAB 105 indicated that the expected net future cash flows related to the associated servicing of the loan should not be incorporated into the measurement of the fair value of a derivative loan commitment. The new guidance under SAB 109 requires these cash flows to be included in the fair value measurement, and the SAB requires this view to be applied on a prospective basis to derivative loan commitments issued or modified after January 1, 2008. The Company’s application of SAB 109 in 2008 did not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations”. The Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. The Statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired. For business combinations achieved in stages (step acquisitions), the assets and liabilities must be recognized at the full amounts of their fair values, while under former guidance the entity was acquired in a series of purchases, with costs and fair values being identified and measured at each step. The Statement applies to business combinations occurring after January 1, 2009.

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Statement establishes a single method of accounting for changes in a parent’s ownership interest if the parent retains its controlling interest, deeming these to be equity transactions. Such changes include the parent’s purchases and sales of ownership interests in its subsidiary and the subsidiary’s acquisition and issuance of its ownership interests. The Statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. It changes the way the consolidated income statement is presented, requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure of these amounts on the face of the consolidated statement of income. The Statement is effective on January 1, 2009. The Company does not expect adoption of the Statement to have a significant effect on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how these activities affect its financial position, financial performance, and cash flows. The Statement is effective for financial statements issued in 2009. The Company does not expect adoption of the Statement to have a significant effect on its consolidated financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended March 31, 2008 and 2007

	First Quarter 2008			First Quarter 2007
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,503,869	$48,542	5.57%	$2,988,157	$50,580	6.86%
Real estate – construction	684,388	9,958	5.85	646,396	12,165	7.63
Real estate – business	2,233,985	36,024	6.49	2,147,329	37,255	7.04
Real estate – personal	1,526,240	22,584	5.95	1,488,908	21,878	5.96
Consumer	1,635,503	29,901	7.35	1,463,383	26,215	7.27
Home equity	458,794	6,876	6.03	435,291	8,358	7.79
Credit card	761,197	21,081	11.14	632,945	20,574	13.18
Overdrafts	14,118	—	—	12,300	—	—

Total loans	10,818,094	174,966	6.50	9,814,709	177,025	7.31

Loans held for sale	312,532	3,917	5.04	350,974	6,080	7.03
Investment securities:
U.S. government & federal agency	304,270	3,108	4.11	462,615	4,548	3.99
State & municipal obligations(A)	505,539	6,065	4.83	606,699	6,930	4.63
Mortgage and asset-backed securities	2,373,242	29,672	5.03	2,118,942	25,116	4.81
Trading securities	50,006	584	4.70	18,555	210	4.59
Other marketable securities(A)	113,995	1,398	4.93	140,903	2,102	6.05
Non-marketable securities	111,429	1,618	5.84	77,513	1,246	6.52

Total investment securities	3,458,481	42,445	4.94	3,425,227	40,152	4.75

Federal funds sold and securities purchased under agreements to resell	491,227	3,401	2.78	556,370	7,225	5.27

Total interest earning assets	15,080,334	224,729	5.99	14,147,280	230,482	6.61

Less allowance for loan losses	(134,926)			(131,326)
Unrealized gain on investment securities	64,340			19,334
Cash and due from banks	460,145			460,686
Land, buildings and equipment, net	411,709			390,519
Other assets	346,732			287,340

Total assets	$16,228,334			$15,173,833

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$381,498	360	.38	$397,406	532	.54
Interest checking and money market	7,177,754	20,254	1.13	6,881,623	27,105	1.60
Time open & C.D.’s of less than $100,000	2,317,963	25,259	4.38	2,308,183	26,565	4.67
Time open & C.D.’s of $100,000 and over	1,589,816	17,300	4.38	1,375,250	16,913	4.99

Total interest bearing deposits	11,467,031	63,173	2.22	10,962,462	71,115	2.63

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,628,247	11,752	2.90	1,969,041	25,123	5.17
Other borrowings(B)	730,074	7,521	4.14	50,432	550	4.42

Total borrowings	2,358,321	19,273	3.29	2,019,473	25,673	5.16

Total interest bearing liabilities	13,825,352	82,446	2.40%	12,981,935	96,788	3.02%

Non-interest bearing demand deposits	660,951			619,858
Other liabilities	182,231			122,494
Stockholders’ equity	1,559,800			1,449,546

Total liabilities and equity	$16,228,334			$15,173,833

Net interest margin (T/E)		$142,283			$133,694

Net yield on interest earning assets			3.79%			3.83%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in the Company’s 2007 Annual Report on Form 10-K.

The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2008		March 31, 2007		December 31, 2007
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$7.4	1.23%	$(5.4)	(1.01)%	$2.3	.40%
100 basis points rising	4.2	.70	(3.2)	(.60)	2.0	.34
100 basis points falling	(4.9)	(.82)	(.2)	(.03)	(1.2)	(.20)

The table reflects a decrease in the exposure of the Company’s net interest income to rising rates during the first quarter of 2008. As of March 31, 2008, under a 200 basis point rising rate scenario, net interest income is expected to increase by $7.4 million over the next twelve months, compared with an increase of $2.3 million at December 31, 2007 and a decline of $5.4 million at March 31, 2007. Under a 100 basis point increase, as of March 31, 2008 net interest income is expected to increase $4.2 million compared with an increase of $2.0 million at December 31, 2007 and a decline of $3.2 million at March 31, 2007. The Company’s exposure to declining rates increased during the current quarter, as under a 100 basis point falling rate scenario net interest income would decrease by $4.9 million at March 31, 2008 compared with a $1.2 million decline at December 31, 2007.

As shown in the table above, the Company’s interest rate simulations for this quarter reflect lower risk to rising interest rates when compared to the previous quarters. This is partly the result of higher average balances of borrowings from the Federal Home Loan Bank at fixed rates, coupled with growth in average commercial loans with both fixed and variable rates and relatively shorter maturities. Also, during the current quarter, the Federal Reserve Bank lowered interest rates by 200 basis points. The same factors which decrease interest rate risk in a rising rate environment also increase risk in a falling rate environment, leaving the Company subject to lower levels of net interest income. The risk to falling interest rates has increased during the current quarter as a result of a decline in federal funds purchased, which essentially have variable rates, partly offset by growth in other borrowings, which have fixed rates. Also, when interest rates fall quickly, as they did in the current quarter, the simulation model assumes that rates on interest checking accounts are limited in how much they can decline. The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

January 1 – 31, 2008	108,159	$39.95	108,159	1,420,844
February 1 – 29, 2008	2,216	$45.46	2,216	2,997,784
March 1 – 31, 2008	14,836	$40.13	14,836	2,982,948

Total	125,211	$40.07	125,211	2,982,948

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At March 31, 2008, 2,982,948 shares remain available to be purchased under the current authorization.

Item 6.	EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President & Secretary

Date: May 8, 2008

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 8, 2008

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002