Form 10-Q
period 2008-06-30
COMMERCE BANCSHARES INC /MO/
filed 2008-08-07
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

As of August 1, 2008, the registrant had outstanding 72,053,819  shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2008	2007

	(Unaudited)
	(In thousands)

ASSETS
Loans	$11,116,274	$10,605,368
Allowance for loan losses	(145,198)	(133,586)

Net loans	10,971,076	10,471,782

Loans held for sale	329,122	235,896
Investment securities:
Available for sale ($522,803,000 and $524,399,000 pledged in 2008 and 2007, respectively, to secure structured repurchase agreements)	3,628,061	3,165,020
Trading	21,923	26,478
Non-marketable	132,991	105,517

Total investment securities	3,782,975	3,297,015

Federal funds sold and securities purchased under agreements to resell	466,165	655,165
Cash and due from banks	620,472	673,081
Land, buildings and equipment, net	406,446	406,249
Goodwill	125,585	124,570
Other intangible assets, net	19,348	21,413
Other assets	297,274	319,660

Total assets	$17,018,463	$16,204,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,398,766	$1,413,849
Savings, interest checking and money market	7,481,065	7,155,366
Time open and C.D.’s of less than $100,000	2,104,566	2,374,782
Time open and C.D.’s of $100,000 and over	1,551,228	1,607,555

Total deposits	12,535,625	12,551,552

Federal funds purchased and securities sold under agreements to repurchase	1,613,801	1,239,219
Other borrowings	1,075,685	583,639
Other liabilities	187,812	302,735

Total liabilities	15,412,923	14,677,145

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 72,024,995 shares in 2008 and 71,938,743 shares in 2007	360,125	359,694
Capital surplus	476,497	475,220
Retained earnings	753,490	669,142
Treasury stock of 4,042 shares in 2008 and 52,614 shares in 2007, at cost	(172)	(2,477)
Accumulated other comprehensive income	15,600	26,107

Total stockholders’ equity	1,605,540	1,527,686

Total liabilities and stockholders’ equity	$17,018,463	$16,204,831

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2008	2007	2008	2007

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$161,007	$183,736	$335,345	$360,279
Interest and fees on loans held for sale	3,623	6,185	7,540	12,265
Interest on investment securities	41,310	36,370	82,207	74,789
Interest on federal funds sold and securities purchased under agreements to resell	2,264	6,517	5,665	13,742

Total interest income	208,204	232,808	430,757	461,075

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	14,353	29,812	34,967	57,449
Time open and C.D.’s of less than $100,000	20,468	27,671	45,727	54,236
Time open and C.D.’s of $100,000 and over	13,886	19,566	31,186	36,479
Interest on federal funds purchased and securities sold under agreements to repurchase	5,882	18,621	17,634	43,744
Interest on other borrowings	8,836	3,274	16,357	3,824

Total interest expense	63,425	98,944	145,871	195,732

Net interest income	144,779	133,864	284,886	265,343
Provision for loan losses	18,000	9,054	38,000	17,215

Net interest income after provision for loan losses	126,779	124,810	246,886	248,128

NON-INTEREST INCOME
Deposit account charges and other fees	28,260	30,081	55,335	56,592
Bank card transaction fees	29,394	25,855	55,702	48,938
Trust fees	20,286	19,972	40,399	38,625
Consumer brokerage services	3,411	3,332	6,820	6,375
Trading account profits and commissions	3,183	1,440	7,347	3,301
Loan fees and sales	1,150	2,712	3,290	3,997
Other	17,049	10,667	26,000	20,515

Total non-interest income	102,733	94,059	194,893	178,343

INVESTMENT SECURITIES GAINS (LOSSES), NET	1,008	(493)	24,331	3,402

NON-INTEREST EXPENSE
Salaries and employee benefits	83,247	76,123	166,257	153,023
Net occupancy	10,805	10,843	22,874	22,633
Equipment	6,244	5,681	12,151	12,114
Supplies and communication	8,545	8,586	17,269	17,092
Data processing and software	14,159	12,438	27,722	23,960
Marketing	5,447	4,859	10,734	9,177
Indemnification obligation	—	—	(8,808)	—
Other	18,976	17,819	39,979	34,769

Total non-interest expense	147,423	136,349	288,178	272,768

Income before income taxes	83,097	82,027	177,932	157,105
Less income taxes	27,118	26,453	57,786	50,035

NET INCOME	$55,979	$55,574	$120,146	$107,070

Net income per share — basic	$.78	$.76	$1.68	$1.47
Net income per share — diluted	$.77	$.75	$1.66	$1.45

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

	(Unaudited)

Balance January 1, 2008	$359,694	$475,220	$669,142	$(2,477)	$26,107	$1,527,686

Net income			120,146			120,146
Change in unrealized gain (loss) on available for sale securities, net of tax					(10,507)	(10,507)

Total comprehensive income						109,639

Purchase of treasury stock				(8,343)		(8,343)
Issuance of stock under purchase and equity compensation plans	343	(2,031)		9,998		8,310
Net tax benefit related to equity compensation plans		761				761
Stock-based compensation		3,285				3,285
Issuance of nonvested stock awards	88	(738)		650		—
Cash dividends paid ($.500 per share)			(35,985)			(35,985)
Adoption of SFAS 157			903			903
Adoption of EITF 06-4			(716)			(716)

Balance June 30, 2008	$360,125	$476,497	$753,490	$(172)	$15,600	$1,605,540

Balance January 1, 2007	$352,330	$427,421	$683,176	$(20,613)	$(200)	$1,442,114

Net income			107,070			107,070
Change in unrealized gain (loss) on available for sale securities, net of tax					(6,971)	(6,971)
Amortization of pension loss, net of tax					229	229

Total comprehensive income						100,328

Purchase of treasury stock				(91,584)		(91,584)
Issuance of stock under purchase and equity compensation plans		(7,197)		16,005		8,808
Net tax benefit related to equity compensation plans		1,644				1,644
Stock-based compensation		2,995				2,995
Issuance of nonvested stock awards		(2,371)		2,371		—
Cash dividends paid ($.476 per share)			(34,678)			(34,678)
Issuance in South Tulsa Financial Corp. acquisition		(303)		27,917		27,614
Adoption of FIN 48			446			446

Balance June 30, 2007	$352,330	$422,189	$756,014	$(65,904)	$(6,942)	$1,457,687

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30
(In thousands)	2008	2007

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$120,146	$107,070
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	38,000	17,215
Provision for depreciation and amortization	25,606	25,849
Amortization of investment security premiums, net	3,002	3,911
Investment securities gains, net(A)	(24,331)	(3,402)
Gain on sale of branch	(6,938)	—
Net gains on sales of loans held for sale	(1,671)	(2,373)
Originations of loans held for sale	(187,350)	(184,214)
Proceeds from sales of loans held for sale	95,607	206,446
Net (increase) decrease in trading securities, including amounts in the course of settlement	7,183	(55,015)
Stock-based compensation	3,285	2,995
Decrease in interest receivable	12,235	1,465
Increase (decrease) in interest payable	(25,002)	3,730
Increase in income taxes payable	13,120	1,918
Net tax benefit related to equity compensation plans	(761)	(1,644)
Other changes, net	(11,957)	(11,262)

Net cash provided by operating activities	60,174	112,689

INVESTING ACTIVITIES:
Net cash and cash equivalents received in acquisition	—	10,771
Net cash paid in sale of branch	(54,490)	—
Proceeds from sales of investment securities(A)	128,157	5,541
Proceeds from maturities/pay downs of investment securities(A)	534,355	582,224
Purchases of investment securities(A)	(1,148,303)	(350,874)
Net increase in loans	(560,593)	(446,888)
Purchases of land, buildings and equipment	(19,828)	(29,170)
Sales of land, buildings and equipment	235	2,619

Net cash used in investing activities	(1,120,467)	(225,777)

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	277,264	(157,462)
Net increase (decrease) in time open and C.D.’s	(290,258)	291,226
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	374,889	(276,678)
Additional long-term borrowings	300,000	300,000
Repayment of long-term borrowings	(7,951)	(18,450)
Net increase in short-term borrowings	199,997	—
Purchases of treasury stock	(8,343)	(91,584)
Issuance of stock under stock purchase and equity compensation plans	8,310	8,808
Net tax benefit related to equity compensation plans	761	1,644
Cash dividends paid on common stock	(35,985)	(34,678)

Net cash provided by financing activities	818,684	22,826

Decrease in cash and cash equivalents	(241,609)	(90,262)
Cash and cash equivalents at beginning of year	1,328,246	1,154,316

Cash and cash equivalents at June 30	$1,086,637	$1,064,054

(A) Available for sale and non-marketable securities

Income tax payments, net of refunds	$45,474	$46,942
Interest paid on deposits and borrowings	$170,873	$191,764

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2007 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2007 Annual Report on Form 10-K.

2.	Acquisitions and Dispositions

The Company completed the previously announced sale of its banking branch in Independence, Kansas, in May 2008. In this transaction, approximately $23.3 million in loans, $85.0 million in deposits, and various other assets and liabilities were sold. The Company paid $54.1 million in cash, representing the net liabilities sold, and recorded a gain of $6.9 million, representing the approximate premium paid by the buyer.

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

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at June 30, 2008 and December 31, 2007 are as follows.

	June 30	December 31
(In thousands)	2008	2007

Business	$3,537,464	$3,257,047
Real estate – construction	706,126	668,701
Real estate – business	2,326,437	2,239,846
Real estate – personal	1,507,291	1,540,289
Consumer	1,730,509	1,648,072
Home equity	473,568	460,200
Consumer credit card	820,206	780,227
Overdrafts	14,673	10,986

Total loans	$11,116,274	$10,605,368

Included in the table above are impaired loans amounting to $29.2 million at June 30, 2008 and $19.7 million at December 31, 2007. A loan is impaired when, based on current information and events, it is probable that all amounts due under the contractual terms of the agreement will not be collected.

The Company’s portfolio of construction loans amounted to 6.4% of total loans outstanding at June 30, 2008. This portfolio is comprised of land development, residential construction and commercial construction loans, as shown in the table below.

	Balance at		Balance at
	June 30		December 31
(In thousands)	2008	% of Total	2007	% of Total

Land development	$255,152	36.1%	$254,072	38.0%
Residential construction	162,804	23.1	159,624	23.9
Commercial construction	288,170	40.8	255,005	38.1

Total real estate-construction loans	$706,126	100.0%	$668,701	100.0%

In addition to its basic portfolio, the Company originates other loans which it intends to sell in secondary markets. Loans held for sale amounted to $329.1 million at June 30, 2008 compared to $235.9 million at December 31, 2007. These loans consist mainly of student loans, amounting to $319.4 million at June 30, 2008, in addition to $9.8 million in certain fixed rate residential mortgage loans.

The following is a summary of the allowance for loan losses.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2008	2007	2008	2007

Balance, beginning of period	$141,689	$131,730	$133,586	$131,730

Additions:
Allowance for loan losses of acquired bank	—	1,228	—	1,228
Provision for loan losses	18,000	9,054	38,000	17,215

Total additions	18,000	10,282	38,000	18,443

Deductions:
Loan losses	17,842	13,888	34,822	26,281
Less recoveries on loans	3,351	4,836	8,434	9,068

Net loan losses	14,491	9,052	26,388	17,213

Balance, June 30	$145,198	$132,960	$145,198	$132,960

4.	Investment Securities

Investment securities, at fair value, consist of the following at June 30, 2008 and December 31, 2007.

	June 30	December 31
(In thousands)	2008	2007

Available for sale:
U.S. government and federal agency obligations	$7,266	$7,117
Government-sponsored enterprise obligations	169,642	353,200
State and municipal obligations	578,072	503,363
Mortgage-backed securities	2,159,222	1,960,120
Other asset-backed securities	279,262	180,365
Other debt securities	100	21,327
Equity securities	434,497	139,528

Total available for sale	3,628,061	3,165,020

Trading	21,923	26,478
Non-marketable	132,991	105,517

Total investment securities	$3,782,975	$3,297,015

Available for sale equity securities included short-term investments in mutual funds of $376.6 million at June 30, 2008 and $58.9 million at December 31, 2007. The balance at June 30, 2008 included $312.0 million in mutual fund investments which had been purchased with funds provided by a short-term increase in securities sold under agreements to repurchase. These investments were sold and the related repurchase agreements repaid in July. Equity securities also included common and preferred stock held by the Parent with a fair value of $57.9 million at June 30, 2008 and $62.2 million at December 31, 2007.

At June 30, 2008, the Company owned auction rate securities (ARS) totaling $17.8 million, of which $9.7 million were classified as available for sale, while the remainder were classified as trading. ARS are long-term variable rate bonds which are tied to short-term interest rates. The bonds are secured by government guaranteed student loans. In a normal market ARS are sold through a competitive bidding process, or auction, occurring at weekly or monthly intervals. However, in February 2008, auctions for these bonds began to fail as issues within the broader markets disrupted the ARS market. Currently, there is little, if any, auction activity for these bonds. A number of customers purchased ARS from the Capital Markets Group of the Company’s subsidiary, Commerce Bank, N.A. While the underlying credit quality of the ARS remains investment grade and interest is being paid at the maximum failed auction rate, some customers have expressed a need for liquidity. The Company has assisted and currently intends to assist, on a case by case basis, customers with liquidity needs. Assistance may include the making of loans secured by ARS, which are secured by government guaranteed student loans, at rates at or near the rates on the ARS.

Non-marketable securities included Federal Home Loan Bank stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $78.6 million and $60.2 million at June 30, 2008 and December 31, 2007, respectively. Also included were venture capital and private equity investments, which amounted to $54.4 million and $45.3 million at June 30, 2008 and December 31, 2007, respectively. During the first six months of 2008 and 2007, net gains of $4.5 million and $3.3 million, respectively, were recognized on venture capital and private equity investments. The net gains consisted of both realized gains and losses and fair value adjustments on investments held in the portfolio.

At June 30, 2008, securities carried at $2.4 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $522.8 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral.

5.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(7,345)	$18,375	$25,720	$(5,182)	$20,538
Mortgage servicing rights	1,753	(780)	973	1,556	(681)	875

Total	$27,473	$(8,125)	$19,348	$27,276	$(5,863)	$21,413

Aggregate amortization expense on intangible assets was $1.1 million and $887 thousand, respectively, for the three month periods ended June 30, 2008 and 2007, and $2.3 million and $1.8 million for the six month periods ended June 30, 2008 and 2007. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2008. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, pre-payment rates and other market conditions.

(In thousands)

2008	$4,329
2009	3,791
2010	3,266
2011	2,746
2012	2,224

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2008 are as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at December 31, 2007	$124,570	$20,538	$875
Originations	—	—	197
Adjustments to prior year acquisitions	1,293	—	—
Amortization	—	(2,163)	(99)
Other	(278)	—	—

Balance at June 30, 2008	$125,585	$18,375	$973

Changes in the carrying amount of goodwill by operating segment for the six month period ended June 30, 2008 are as follows.

	Consumer	Commercial	Money Management	Total
(In thousands)	Segment	Segment	Segment	Goodwill

Balance at December 31, 2007	$67,653	$56,171	$746	$124,570
Adjustments to 2007 acquisitions	259	1,034	—	1,293
Other	(147)	(131)	—	(278)

Balance at June 30, 2008	$67,765	$57,074	$746	$125,585

6.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2008 that net liability was $4.1 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $437.6 million at June 30, 2008.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4.0 million, are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust I, amounting to $10.0 million, are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate, which was 5.03% at June 30, 2008. The rate is based on LIBOR, and resets on a quarterly basis. The maximum potential future payments guaranteed by the Company on the two issues, which includes future interest and principal payments through maturity, were estimated to be approximately $36.7 million at June 30, 2008. At June 30, 2008, the Company had a recorded liability of $14.2 million in principal and accrued interest to date, representing amounts owed to the security holders of the two issues.

In 2007, the Company entered into several risk participation agreements (RPAs) with other financial institutions which mitigate those institutions’ credit risk arising from interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the institution. The Company’s exposure is based on notional amounts totaling $24.5 million. At the inception of each contract, the Company received a fee from the institution which was recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. At June 30, 2008, the total liability was $160 thousand. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at June 30, 2008, the Company would have been required to make payments of approximately $1.4 million.

During the fourth quarter of 2007, the Company recorded an indemnification obligation of $21.0 million related to the Company’s commitment to share certain estimated litigation costs of Visa, Inc. (Visa). The recognition of the obligation was required after revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization. The obligation relates to Visa’s American Express litigation, which was settled by Visa in November 2007, and other Visa litigation, including the Discover and other interchange litigation, which has not yet been settled. As part of the reorganization, Visa made an initial public offering in March 2008, and part of the proceeds from the offering, representing the member banks’ proportionate share, were placed in escrow to fund the litigation costs of the American Express and Discover suits. Accordingly, during the first quarter of 2008, the Company reduced its obligation by its share of those litigation costs, which amounted to $8.8 million, leaving a remaining obligation of $12.1 million related to other unsettled litigation.

7.	Pension

The amount of net pension cost (income) is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30		June 30
(In thousands)	2008	2007	2008	2007

Service cost – benefits earned during the period	$253	$247	$506	$495
Interest cost on projected benefit obligation	1,294	1,146	2,588	2,291
Expected return on plan assets	(2,000)	(1,705)	(4,000)	(3,410)
Amortization of unrecognized net loss	—	185	—	370

Net periodic pension cost (income)	$(453)	$(127)	$(906)	$(254)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first six months of 2008, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2008. The higher income recognized for the defined benefit pension plan in the three and six month periods ended June 30, 2008 compared to the same periods in 2007 was primarily due to the greater than expected return on plan assets for the year ended September 30, 2007 (the measurement date) and an increase in the discount rate assumption.

Statement of Financial Accounting Standards No. 158, which the Company adopted on December 31, 2006, requires measurement of plan assets and benefit obligations as of fiscal year end, beginning in 2008. The Company intends to make this adjustment on December 31, 2008 and does not expect it to have a material effect on its consolidated financial statements.

8.	Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30		June 30
(In thousands, except per share data)	2008	2007	2008	2007

Basic earnings per share:
Net income available to common shareholders	$55,979	$55,574	$120,146	$107,070

Weighted average basic common shares outstanding	71,763	72,750	71,722	72,930
Basic earnings per share	$.78	$.76	$1.68	$1.47

Diluted earnings per share:
Net income available to common shareholders	$55,979	$55,574	$120,146	$107,070

Weighted average common shares outstanding	71,763	72,750	71,722	72,930
Net effect of nonvested stock and the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	673	820	694	863

Weighted average diluted common shares outstanding	72,436	73,570	72,416	73,793

Diluted earnings per share	$.77	$.75	$1.66	$1.45

9.	Other Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) consist of the unrealized holding gains and losses on available for sale investment securities and the amortization of accumulated pension loss which has been recognized in net periodic benefit cost.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30		June 30
(In thousands)	2008	2007	2008	2007

Available for sale investment securities:
Net unrealized holding losses	$(21,903)	$(21,106)	$(19,312)	$(11,135)
Reclassification adjustment for (gains) losses included in net income	143	(77)	2,365	(75)

Net unrealized losses on securities	(21,760)	(21,183)	(16,947)	(11,210)
Income tax benefit	(8,269)	(8,050)	(6,440)	(4,239)

Net holding losses on investment securities	(13,491)	(13,133)	(10,507)	(6,971)

Prepaid pension cost:
Amortization of accumulated pension loss	—	185	—	370
Income tax benefit	—	(71)	—	(141)

Accumulated pension loss	—	114	—	229

Other comprehensive income (loss)	$(13,491)	$(13,019)	$(10,507)	$(6,742)

10.	Segments

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

The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entites.

The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues among the three segments.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended June 30, 2008:
Net interest income	$85,046	$52,098	$1,276	$138,420	$6,359	$144,779
Provision for loan losses	(13,336)	(1,127)	—	(14,463)	(3,537)	(18,000)
Non-interest income	44,709	24,588	25,060	94,357	8,376	102,733
Investment securities gains, net	—	—	—	—	1,008	1,008
Non-interest expense	(81,060)	(41,632)	(17,246)	(139,938)	(7,485)	(147,423)

Income before income taxes	$35,359	$33,927	$9,090	$78,376	$4,721	$83,097

Three Months Ended June 30, 2007:
Net interest income	$85,735	$47,437	$2,042	$135,214	$(1,350)	$133,864
Provision for loan losses	(8,036)	(987)	—	(9,023)	(31)	(9,054)
Non-interest income	47,896	20,804	22,661	91,361	2,698	94,059
Investment securities losses, net	—	—	—	—	(493)	(493)
Non-interest expense	(75,470)	(38,939)	(15,401)	(129,810)	(6,539)	(136,349)

Income before income taxes	$50,125	$28,315	$9,302	$87,742	$(5,715)	$82,027

Six Months Ended June 30, 2008:
Net interest income	$170,227	$104,954	$3,446	$278,627	$6,259	$284,886
Provision for loan losses	(24,326)	(2,321)	—	(26,647)	(11,353)	(38,000)
Non-interest income	87,291	48,045	50,763	186,099	8,794	194,893
Investment securities gains, net	—	—	—	-—	24,331	24,331
Non-interest expense	(159,800)	(84,965)	(35,053)	(279,818)	(8,360)	(288,178)

Income before income taxes	$73,392	$65,713	$19,156	$158,261	$19,671	$177,932

Six Months Ended June 30, 2007:
Net interest income	$171,252	$95,350	$3,822	$270,424	$(5,081)	$265,343
Provision for loan losses	(15,933)	(1,208)	—	(17,141)	(74)	(17,215)
Non-interest income	88,446	40,872	44,566	173,884	4,459	178,343
Investment securities gains, net	—	—	—	—	3,402	3,402
Non-interest expense	(149,970)	(78,188)	(31,557)	(259,715)	(13,053)	(272,768)

Income before income taxes	$93,795	$56,826	$16,831	$167,452	$(10,347)	$157,105

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

The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rate do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At June 30, 2008, the Company had entered into two interest rate swaps with a notional amount of $12.8 million, which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on net income. The notional amount of these types of swaps at June 30, 2008 was $449.1 million. These swaps are accounted for as free-standing derivatives and changes in their fair value were recorded in other non-interest income. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral exchanges typically involve marketable securities; cash collateral has not been exchanged.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. This Statement modified the accounting for initial recognition of fair value for certain interest rate swap contracts held by the Company. Former accounting guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and fair value of these instruments at initial recognition. This former guidance was nullified by SFAS No. 157, which allows for the immediate recognition of a gain or loss under certain circumstances. In accordance with the new recognition requirements, the Company increased equity by $903 thousand on January 1, 2008 to reflect the swaps at fair value as defined by SFAS No. 157.

The Company’s derivative instruments are listed below.

	June 30, 2008			December 31, 2007
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$461,868	$8,134	$(8,498)	$308,361	$4,766	$(6,333)
Credit risk participation agreements	24,497	—	(160)	25,389	—	(174)
Foreign exchange contracts:
Forward contracts	14,680	297	(224)	12,212	105	(149)
Option contracts	3,300	14	(14)	3,120	9	(9)
Mortgage loan commitments	5,964	47	(9)	7,123	18	(10)
Mortgage loan forward sale contracts	14,870	155	(21)	15,017	25	(34)

Total	$525,179	$8,647	$(8,926)	$371,222	$4,923	$(6,709)

12.	Income Taxes

For the second quarter of 2008, income tax expense amounted to $27.1 million compared to $26.5 million in the second quarter of 2007. The effective income tax rate for the Company was 32.6% in the current quarter compared to 32.2% in the same quarter last year. For the six months ended June 30, 2008 and 2007, income tax expense amounted to $57.8 million and $50.0 million, resulting in effective income tax rates of 32.5% and 31.8%, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2004 through 2007 remain open to examination for U.S. federal income tax and tax years 2004 through 2007 remain open to examination by significant state tax jurisdictions.

13.	Stock-Based Compensation

During the first six months of 2008, stock-based compensation was issued in the form of stock appreciation rights (SARs) and nonvested stock. The stock-based compensation expense that has been charged against income was $1.5 million in each of the three month periods ended June 30, 2008 and 2007, and $3.3 million and $3.0 million in the six months ended June 30, 2008 and 2007, respectively.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted for the first time in 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. The table below shows the fair values of SARs granted during the first six months of 2008 and 2007, including the model assumptions for those grants.

	Six Months
	Ended June 30
	2008	2007

Weighted per share average fair value at grant date	$8.69	$11.96
Assumptions:
Dividend yield	2.3%	1.9%
Volatility	18.4%	19.9%
Risk-free interest rate	3.5%	4.6%
Expected term	7.2 years	7.4 years

A summary of option activity during the first six months of 2008 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2008	2,864,415	$32.40

Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(317,104)	27.95

Outstanding at June 30, 2008	2,547,311	$32.96	4.2 years	$18,362

A summary of SAR activity during the first six months of 2008 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2008	979,063	$47.05

Granted	562,501	44.23
Forfeited	(4,735)	45.98
Expired	(1,057)	46.84
Exercised	—	—

Outstanding at June 30, 2008	1,535,772	$46.02	8.7 years	$—

A summary of the status of the Company’s nonvested share awards, as of June 30, 2008, and changes during the six month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	226,124	$42.04

Granted	33,305	44.10
Vested	(32,389)	32.98
Forfeited	(544)	41.18

Nonvested at June 30, 2008	226,496	$43.64

14.	Fair Value Measurements

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly (such as interest rates, yield curves, and prepayment speeds).

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. These may be internally developed, using the Company’s best information and assumptions that a market participant would consider.

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

The following disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB Staff Position 157-2. These include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are written down to fair value upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these nonfinancial instruments, and defers disclosures under SFAS No. 157 until January 1, 2009.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Available for sale investment securities

This portfolio comprises the majority of the assets which the Company records at fair value. Most of the portfolio, which includes federal agencies, mortgage-backed and asset-backed securities, are priced utilizing industry-standard models that consider various assumptions, include time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Municipal and corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. Where quoted prices are available in an active market, the measurements are classified as Level 1. Most of the Level 1 measurements apply to exchange-traded equities. The Company holds certain auction rate securities in its available for sale portfolio which cannot be valued based on observable market prices due to current illiquidity in the market. The fair values of these securities are currently estimated using internal valuation techniques, typically a discounted cash flows analysis, and are classified as Level 3 measurements.

Trading securities

The majority of the securities in the Company’s trading portfolio are priced by averaging several broker quotes for identical instruments, and are classified as Level 2 measurements. A portion of this portfolio, totaling $8.1 million, consists of auction rate securities whose fair value measurements, as mentioned above, are classified as Level 3.

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

Assets held in trust

Assets held in trust for the Company’s deferred compensation plan consist of investments in mutual funds. The fair value measurements are based on quoted prices in active markets and classified as Level 1. The Company has also recorded a corresponding nonfinancial liability, representing the Company’s liability to the plan participants.

The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting
		Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	6/30/08	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$3,628,061	$408,212	$3,210,167	$9,682
Trading securities	21,923	—	13,801	8,122
Venture capital investments	48,374	—	—	48,374
Derivatives	8,647	—	8,445	202
Assets held in trust	3,009	3,009	—	—

Total assets	3,710,014	411,221	3,232,413	66,380

Liabilities:
Derivatives	8,926	—	8,736	190

Total liabilities	$8,926	$—	$8,736	$190

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Available		Venture
	for Sale	Trading	Capital
(In thousands)	Securities	Securities	Investments	Derivatives	Total

For the three months ended June 30, 2008:

Balance at March 31, 2008	$—	$7,981	$42,124	$(59)	$50,046
Total gains or losses (realized/unrealized):
Included in earnings	—	141	1,245	71	1,457
Included in other comprehensive income	(30)	—	—	—	(30)
Purchases, issuances, and settlements, net	9,712	—	5,005	—	14,717

Balance at June 30, 2008	$9,682	$8,122	$48,374	$12	$66,190

Total gains or losses for the three month period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—	$141	$1,245	$179	$1,565

For the six months ended June 30, 2008:

Balance at January 1, 2008	$—	$—	$37,603	$(175)	$37,428
Total gains or losses (realized/unrealized):
Included in earnings	—	(293)	4,500	187	4,394
Included in other comprehensive income	(30)	—	—	—	(30)
Purchases, issuances, and settlements, net	9,712	—	6,271	—	15,983
Transfers in and/or out of Level 3	—	8,415	—	—	8,415

Balance at June 30, 2008	$9,682	$8,122	$48,374	$12	$66,190

Total gains or losses for the six month period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—	$(293)	$4,500	$185	$4,392

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

		Trading
	Interest on	Account		Other	Investment
	Investment	Profits and	Loan Fees	Non-Interest	Securities
(In thousands)	Securities	Commissions	and Sales	Income	Gains, Net	Total

For the three months ended June 30, 2008:

Total gains or losses included in earnings	$(5)	$141	$64	$7	$1,250	$1,457

Change in unrealized gains or losses relating to assets still held at June 30, 2008	$(5)	$141	$172	$7	$1,250	$1,565

For the six months ended June 30, 2008:

Total gains or losses included in earnings	$(99)	$(293)	$174	$13	$4,599	$4,394

Change in unrealized gains or losses relating to assets still held at June 30, 2008	$(99)	$(293)	$172	$13	$4,599	$4,392

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $29.2 million at June 30, 2008. Charge-offs on impaired loans were $1.4 million during the current quarter and $3.8 million during the six month period ending June 30, 2008, while their related allowance was $857 thousand lower at June 30, 2008 compared to December 31, 2007.

Private equity investments and restricted stock

These assets are included in non-marketable investment securities in the consolidated balance sheets. They include private equity investments held by the Parent company which are carried at cost, reduced by other than temporary impairment. These investments are periodically evaluated for impairment based on their estimated fair value. The valuation methodology is described above under the recurring measurements for “Venture capital/private equity securities”. Also included is stock issued by the Federal Reserve and Federal Home Loan Banks which is held by the bank subsidiaries as required for regulatory purposes. There are generally restrictions on the sale and/or liquidation of these investments, and their carrying value approximates fair value. Fair value measurements for these securities are classified as Level 3. No fair value adjustments were recorded during 2008.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. In the absence of quoted prices, the fair value of student loans held for sale is based on specific prices mandated in underlying sale contracts with investors in the secondary market. As such, these measurements are classified as Level 2. During the second quarter of 2008, the secondary market for student loans was disrupted by liquidity concerns, and as a result, some investors were unable to consistently purchase loans under contractual terms. As a result, student loans held for sale with a carrying amount of $10.9 million were written down to their fair value of $10.7 million, resulting in a loss of $197 thousand, which was included in earnings during the second quarter of 2008. This measurement was based on assumptions and estimates developed by the Company and is classified as Level 3. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

Mortgage servicing rights

The Company initially measures its mortgage servicing rights at fair value, and amortizes them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees. The fair value measurements are classified as Level 3. No fair value adjustments were recorded during 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2007 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of results to be attained for any other period.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, some of which require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. In accordance with the requirements of SFAS No. 157, the Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations.

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

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, which totaled $54.4 million at June 30, 2008. These private equity and venture capital securities are reported at fair value. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2008	2007	2008	2007

Per Share Data
Net income – basic	$.78	$.76	$1.68	$1.47
Net income – diluted	.77	.75	1.66	1.45
Cash dividends	.250	.238	.500	.476
Book value			22.32	20.12
Market price			39.66	43.14
Selected Ratios
(Based on average balance sheets)
Loans to deposits*	92.30%	87.73%	92.04%	87.75%
Non-interest bearing deposits to total deposits	5.39	5.43	5.42	5.39
Equity to loans*	14.09	14.04	14.05	14.14
Equity to deposits	13.01	12.31	12.93	12.41
Equity to total assets	9.72	9.62	9.66	9.59
Return on total assets	1.37	1.46	1.48	1.42
Return on total stockholders’ equity	14.12	15.12	15.32	14.77
(Based on end-of-period data)
Non-interest income to revenue**	41.51	41.27	40.62	40.20
Efficiency ratio***	59.10	59.43	59.59	61.07
Tier I capital ratio			10.65	10.65
Total capital ratio			11.87	11.89
Leverage ratio			9.03	8.94

*	Includes loans held for sale.
**	Revenue includes net interest income and non-interest income.
***	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

Results of Operations

Summary

	Three Months Ended			Six Months Ended
	June 30			June 30
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Net interest income	$144,779	$133,864	8.2%	$284,886	$265,343	7.4%
Provision for loan losses	(18,000)	(9,054)	98.8	(38,000)	(17,215)	120.7
Non-interest income	102,733	94,059	9.2	194,893	178,343	9.3
Investment securities gains (losses), net	1,008	(493)	N.M.	24,331	3,402	615.2
Non-interest expense	(147,423)	(136,349)	8.1	(288,178)	(272,768)	5.6
Income taxes	(27,118)	(26,453)	2.5	(57,786)	(50,035)	15.5

Net income	$55,979	$55,574	.7%	$120,146	$107,070	12.2%

For the quarter ended June 30, 2008, net income amounted to $56.0 million, an increase of $405 thousand, or .7%, over the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.37%, the annualized return on average equity was 14.12%, and the efficiency ratio was 59.10%. Compared to the second quarter of last year, net interest income increased $10.9 million, or 8.2%, mainly due to lower rates paid on deposits and borrowings coupled with higher average loan balances, but offset by lower rates earned on the loan portfolio. Non-interest income increased $8.7 million, or 9.2%, with double-digit growth in bank card fees, bond trading income and corporate cash management fees. In addition, a $6.9 million gain was recorded in the current quarter on the sale of a Kansas branch, as mentioned below. The provision for loan losses was $18.0 million in the current quarter, an $8.9 million increase over the second quarter of last year. Non-interest expense grew by $11.1 million, or 8.1%, due to higher salaries and employee benefits expense, with smaller increases in equipment and data processing and software expense. Diluted earnings per share was $.77, an increase of 2.7% over $.75 per share in the second quarter of 2007.

Net income for the first six months of 2008 was $120.1 million, a $13.1 million, or 12.2%, increase over the first six months of 2007. For the first six months of 2008, the annualized return on average assets was 1.48%, the annualized return on average equity was 15.32%, and the efficiency ratio was 59.59%. Diluted earnings per share was $1.66, an increase of 14.5% over $1.45 per share during the first six months of 2007. The increase in net income was primarily due to a large securities gain in the first quarter of 2008, coupled with a 7.4% increase in net interest income and a 9.3% increase in non-interest income. The provision for loan losses increased $20.8 million over amounts recorded in the first six months of 2007. Investment securities gains, which increased $20.9 million in the first six months of 2008 compared to the same period in 2007, included a $22.2 million gain on the redemption of Class B Visa stock in the first quarter of 2008. The redemption occurred in conjunction with Visa’s initial public offering (IPO) in the first quarter. As part of the Visa IPO, Visa escrowed approximately $3.0 billion in cash from the offering to be used to fund certain estimated litigation costs. As a result, the Company reduced its previously recorded obligation by $8.8 million, which represented its share of the amount escrowed. Consequently, non-interest expense increased 5.6% over the same period in 2007, compared to an 8.9% increase excluding the Visa adjustment. On an after-tax basis, the Visa transactions contributed approximately $19.5 million to net income for the six months of 2008, and increased diluted earnings per share by $.27.

The Company regularly evaluates the potential acquisition of various financial institutions, and the disposition of certain of its branch assets and liabilities. During the second quarter of 2008, the Company sold its banking branch in Independence, located in southeast Kansas, which had $23.3 million in loans and $85.0 million in deposits. The Company paid cash of $54.1 million in the transaction, representing the net liabilities sold, and recorded a gain of $6.9 million.

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

Analysis of Changes in Net Interest Income

	Three Months Ended			Six Months Ended
	June 30, 2008 vs. 2007			June 30, 2008 vs. 2007
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$16,620	$(39,339)	$(22,719)	$35,951	$(60,729)	$(24,778)
Loans held for sale	(409)	(2,153)	(2,562)	(1,080)	(3,645)	(4,725)
Investment securities:
U.S. government and federal agency securities	(2,091)	39	(2,052)	(3,655)	163	(3,492)
State and municipal obligations	(394)	512	118	(1,555)	808	(747)
Mortgage and asset-backed securities	5,952	1,703	7,655	9,032	3,179	12,211
Other securities	484	(1,085)	(601)	1,006	(1,565)	(559)

Total interest on investment securities	3,951	1,169	5,120	4,828	2,585	7,413

Federal funds sold and securities purchased under agreements to resell	(1,001)	(3,252)	(4,253)	(1,845)	(6,232)	(8,077)

Total interest income	19,161	(43,575)	(24,414)	37,854	(68,021)	(30,167)

Interest expense:
Deposits:
Savings	5	(243)	(238)	(17)	(393)	(410)
Interest checking and money market	2,265	(17,486)	(15,221)	4,718	(26,790)	(22,072)
Time open & C.D.’s of less than $100,000	(1,755)	(5,448)	(7,203)	(1,465)	(7,044)	(8,509)
Time open & C.D.’s of $100,000 and over	379	(6,059)	(5,680)	3,180	(8,473)	(5,293)

Total interest on deposits	894	(29,236)	(28,342)	6,416	(42,700)	(36,284)

Federal funds purchased and securities sold under agreements to repurchase	(735)	(12,004)	(12,739)	(5,280)	(20,830)	(26,110)
Other borrowings	8,178	(2,616)	5,562	15,086	(2,553)	12,533

Total interest expense	8,337	(43,856)	(35,519)	16,222	(66,083)	(49,861)

Net interest income, fully taxable equivalent basis	$10,824	$281	$11,105	$21,632	$(1,938)	$19,694

Net interest income in the second quarter of 2008 amounted to $144.8 million, an increase of $10.9 million, or 8.2%, compared to the second quarter of last year. During the second quarter of 2008, the net yield on earning assets (tax equivalent) was 3.87% compared to 3.82% in the same period last year. This increase was primarily the result of lower rates paid on deposits and other borrowings, coupled with an increase in average loan and investment securities balances, but offset by lower rates earned on total earning assets. Total interest income on loans (tax equivalent) for the second quarter of 2008 decreased $22.7 million, mainly due to lower rates earned on virtually all loan products, especially business, business real estate, construction, home equity and consumer credit card loans, but partly offset by higher average balances in the entire loan portfolio. Interest income on investment securities (tax equivalent) increased $5.1 million as a result of higher average balances, especially in mortgage-backed securities. Interest income on federal funds sold and securities purchased under agreements to resell (resale agreements) declined $4.3 million, mainly due to lower rates and average balances.

Interest expense on deposits declined $28.3 million in the second quarter of 2008 due to lower rates paid on nearly all deposit products, especially on money market accounts and certificates of deposit. Interest expense on other borrowings declined $7.2 million in the second quarter of 2008 compared to the same period last year mainly as a result of lower rates paid on federal funds purchased and repurchase agreements. However, interest expense paid on advances from the Federal Home Loan Bank (FHLB) increased as a result of growth in advances outstanding, offset by lower rates paid. The overall tax equivalent yield on earning assets in the second quarter of 2008 declined 106 basis points to 5.54%, while the overall cost of interest bearing liabilities decreased 122 basis points to 1.82%.

Net interest income for the first six months of 2008 amounted to $284.9 million compared with $265.3 million in 2007, an increase of $19.5 million, or 7.4%. For the first six months of 2008, the net yield on earning assets on a tax equivalent basis was 3.83%, consistent with the net yield of 3.83% in the same period last year. The increase in net interest income for the first six months of 2008 followed similar trends as the quarterly discussion above, as lower rates paid on interest bearing liabilities, coupled with growth in average loan balances, helped to increase net interest income overall. For the first six months of 2008, total interest income decreased $30.3 million, or 6.6%, mainly due to lower interest earned on loans and overnight investments but offset by higher interest earned on investment securities. Interest on loans (tax equivalent) declined $24.8 million in 2008 compared with 2007 as a result of lower yields on all lending products, especially business, business real estate, construction, home equity and consumer credit card loans. However, growth in average balances of the Company’s overall loan portfolio helped to offset the effects of lower yields. Interest on overnight investments, including federal funds sold and resale agreements, declined $8.1 million mainly due to lower rates earned and lower average balances. However, interest on the Company’s investment securities portfolio increased $7.4 million (tax equivalent) mainly as a result of higher average balances overall and higher rates earned on mortgage-backed securities.

Interest expense on deposits for the first six months of 2008 declined $36.3 million due to lower rates paid, especially on the Company’s money market accounts and certificates of deposit, but partly offset by growth in average balances of those same money market accounts and certificates of deposit, which grew in average balances by $336.2 million and $43.3 million, respectively. Interest expense on borrowings for the first six months of 2008 decreased $13.6 million as a result of lower rates paid on both federal funds purchased and repurchase agreements, but was offset by higher interest expense on FHLB and other debt. The higher expense on FHLB debt was mainly due to an increase in average borrowings of $598.8 million, which occurred as the Company employed initiatives to diversify funding sources from short-term federal funds purchased into longer term advances from the FHLB. For the first six months of 2008, the overall tax equivalent yield on earning assets declined 85 basis points to 5.76%, while the overall cost of interest bearing liabilities also decreased 92 basis points to 2.11%.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months			Six Months
	Ended June 30			Ended June 30
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Deposit account charges and other fees	$28,260	$30,081	(6.1)%	$55,335	$56,592	(2.2)%
Bank card transaction fees	29,394	25,855	13.7	55,702	48,938	13.8
Trust fees	20,286	19,972	1.6	40,399	38,625	4.6
Consumer brokerage services	3,411	3,332	2.4	6,820	6,375	7.0
Trading account profits and commissions	3,183	1,440	121.0	7,347	3,301	122.6
Loan fees and sales	1,150	2,712	(57.6)	3,290	3,997	(17.7)
Other	17,049	10,667	59.8	26,000	20,515	26.7

Total non-interest income	$102,733	$94,059	9.2%	$194,893	$178,343	9.3%

Non-interest income as a % of total revenue*	41.5%	41.3%		40.6%	40.2%

*	Total revenue is calculated as net interest income and non-interest income.

For the second quarter of 2008, total non-interest income was $102.7 million, an increase of $8.7 million, or 9.2%, compared with $94.1 million in the same quarter last year. The increase in non-interest income over the second quarter of last year resulted mainly from growth in bank card revenues, corporate cash management fees and bond trading income. Bank card fees increased $3.5 million, or 13.7%, over the second quarter of last year, primarily due to growth in fees earned on debit, merchant and corporate card transactions, which grew by 12.4%, 14.7% and 31.8%, respectively. Trust fees for the quarter increased 1.6% over the same period last year, as growth was somewhat restricted by lower fees earned on the Company’s mutual funds and by non-recurring fees earned in the previous period. Deposit account fees decreased $1.8 million, or 6.1%, as a result of a 14.8% decline in overdraft fees, offset by growth in corporate cash management fees of 24.1%. Bond trading income totaled $3.2 million in the current quarter, an increase of $1.7 million over the same period last year due to continued higher corporate and correspondent bank sales. Loan fees and sales decreased by $1.6 million from the same period last year. The decline was mainly due to a $1.4 million decrease in gains on student loan sales, as fewer loans were sold in the current quarter. Other non-interest income increased $6.4 million over the second quarter of 2007, mainly due to a $6.9 million gain recognized on the current quarter sale of a bank branch, as mentioned previously. Smaller increases occurred in cash sweep commissions and tax credit sales income, offset by lower income on official check sales.

Non-interest income for the six months ended June 30, 2008 was $194.9 million compared to $178.3 million in the first six months of 2007, resulting in a $16.6 million, or 9.3%, increase. Deposit account fees declined $1.3 million, or 2.2%, as a result of lower overdraft fee revenue, which fell $4.1 million, or 10.4%, but was mostly offset by higher cash management fees, which rose $3.2 million, or 25.5%. Bank card fees rose $6.8 million, or 13.8% overall, due to increases of 12.8%, 14.2% and 29.8%, respectively, in debit, merchant and corporate card transaction fees. Trust fees increased $1.8 million, or 4.6%, mainly due to growth in personal and corporate trust fees. Bond trading income rose $4.0 million due to increased sales activity, while consumer brokerage income grew $445 thousand, mainly as a result of higher annuity fee income. Loan fees and sales decreased by $707 thousand, as gains on student loan sales declined from $1.8 million in the first six months of 2007 to $1.1 million in 2008. Other non-interest income increased $5.5 million compared to the prior period, mainly due to the branch sale gain mentioned above. Partly offsetting this increase was an impairment charge of $1.1 million on an office building held for sale, formerly housing the Company’s main check processing operations, which was recognized in the first quarter of 2008.

Investment Securities Gains and Losses, Net

Net gains and losses on investment securities during the three and six month periods ended June 30, 2008 and 2007 are shown in the table below. A net gain of $1.0 million was recorded in the second quarter of 2008, compared to a net loss of $493 thousand in the second quarter of 2007. On a year to date basis, net securities gains of $24.3 million were recorded in the six months ended June 30, 2008 compared to $3.4 million recorded in the same period in 2007. Most of the net gain in 2008 resulted from the redemption of Visa Class B stock in conjunction with the Visa IPO in March 2008, resulting in a $22.2 million gain. Sales of preferred equity securities and federal agency securities from the available for sale portfolio in 2008 generated realized losses of $3.5 million and realized gains of $1.1 million, respectively. Also shown below are net gains and losses relating to non-marketable private equity and venture capital investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The minority interest expense pertaining to the securities gains during the first six months of 2008 and 2007 totaled $710 thousand and $41 thousand, respectively, and was reported in other non-interest expense.

	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands)	2008	2007	2008	2007

Available for sale:
Preferred equity securities	$(143)	$(349)	$(3,504)	$(349)
Common stock	—	821	—	821
Other bonds	—	(396)	1,139	(398)
Non-marketable:
Private equity and venture capital investments	1,151	(569)	4,500	3,328
Visa Class B stock	—	—	22,196	—

Total investment securities gains (losses), net	$1,008	$(493)	$24,331	$3,402

Non-Interest Expense

	Three Months			Six Months
	Ended June 30			Ended June 30
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Salaries and employee benefits	$83,247	$76,123	9.4%	$166,257	$153,023	8.6%
Net occupancy	10,805	10,843	(.4)	22,874	22,633	1.1
Equipment	6,244	5,681	9.9	12,151	12,114	.3
Supplies and communication	8,545	8,586	(.5)	17,269	17,092	1.0
Data processing and software	14,159	12,438	13.8	27,722	23,960	15.7
Marketing	5,447	4,859	12.1	10,734	9,177	17.0
Indemnification obligation	—	—	—	(8,808)	—	N.M.
Other	18,976	17,819	6.5	39,979	34,769	15.0

Total non-interest expense	$147,423	$136,349	8.1%	$288,178	$272,768	5.6%

Non-interest expense for the quarter amounted to $147.4 million, which represented an increase of $11.1 million, or 8.1%, over the expense recorded in the second quarter of last year. Compared with the second quarter of last year, salaries and benefits expense increased $7.1 million, or 9.4%, mainly as a result of higher incentives earned, increased medical insurance costs, and the effects of several growth initiatives. Occupancy costs fell slightly compared to the same quarter last year, mainly as a result of lower depreciation expense. Equipment costs increased $563 thousand, or 9.9%, due to higher repair and maintenance costs. Supplies and communication expense decreased slightly in the current quarter due to lower data network expense and related maintenance expense. Data processing expense increased $1.7 million, or 13.8%, mainly due to higher bank card processing costs which increased in relation to higher bank card revenues this quarter. Exclusive of the bank card costs, core data processing expense increased 7.0% as a result of investments in new software systems. Marketing costs increased $588 thousand, or 12.1%, over the same quarter last year as the Company increased efforts to attract new deposits and credit card business. Other non-interest expense increased $1.2 million compared to the same quarter last year, and included increases in minority interest expense, recruiting costs, and travel and entertainment expense, partly offset by declines in franchise taxes and various operating losses.

Non-interest expense increased $15.4 million, or 5.6%, over the first six months of 2007. Salaries and benefits expense grew $13.2 million, or 8.6%, due to merit increases, higher incentive payments, and increased medical insurance costs. In addition, the effects of bank acquisitions in 2007 increased salaries and benefits by $1.8 million during the first six months of 2008. Full-time equivalent employees totaled 5,181 and 5,051 at June 30, 2008 and 2007, respectively. Occupancy costs grew by $241 thousand, or 1.1%, over the same period last year, mainly as a result of higher real estate taxes and higher seasonal maintenance and utilities expense, offset by lower depreciation expense. Smaller variances occurred in supplies and communication expense, which increased slightly due to higher courier expense, partly offset by lower data network expense, and in equipment expense, which saw higher repair and maintenance costs. Data processing and software expense increased $3.8 million, or 15.7%, due to higher bank card processing fees and software investments. Marketing expense increased $1.6 million, resulting from the promotional efforts mentioned above. As noted in the previous quarterly Form 10-Q, an indemnification obligation for Visa litigation, established in the fourth quarter of 2007, was reduced by $8.8 million in the first quarter of 2008. This amount represented the Company’s portion of litigation costs relating to American Express and Discover litigation, for which Visa established an escrow account in conjunction with its IPO in March 2008. Other non-interest expense increased $5.2 million over the first six months of 2007, partly due to an impairment charge of $2.5 million related to foreclosed land expected to be sold in the near future. Other increases occurred in minority interest expense, recruiting costs, credit card rewards expense, travel and entertainment expense, and intangible assets amortization.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months
	June 30	March 31	June 30	Ended June 30
(In thousands)	2008	2008	2007	2008	2007

Provision for loan losses	$18,000	$20,000	$9,054	$38,000	$17,215

Net loan charge-offs (recoveries):
Business	1,049	(509)	(11)	540	693
Consumer credit card	7,935	6,593	5,948	14,528	11,761
Consumer	4,530	3,956	1,764	8,486	3,678
Home equity	136	(6)	59	130	110
Real estate-construction	203	774	771	977	870
Real estate-business	39	902	179	941	(437)
Real estate-personal	73	101	38	174	54
Overdrafts	526	86	304	612	484

Total net loan charge-offs	$14,491	$11,897	$9,052	$26,388	$17,213

	Three Months Ended
	June 30	March 31	June 30	Six Months Ended June 30
	2008	2008	2007	2008	2007

Annualized net loan charge-offs*:
Business	.12%	—%	—%	.03%	.05%
Consumer credit card	4.06	3.48	3.69	3.78	3.71
Consumer	1.09	.97	.47	1.03	.50
Home equity	.12	—	.05	.06	.05
Real estate-construction	.12	.45	.47	.28	.27
Real estate-business	.01	.16	.03	.08	—
Real estate-personal	.02	.03	.01	.02	.01
Overdrafts	19.84	2.45	10.78	9.93	8.27

Total annualized net loan charge-offs	.53%	.44%	.36%	.49%	.35%

*	as a percentage of average loans (excluding held for sale)

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

Net loan charge-offs in the second quarter of 2008 amounted to $14.5 million, compared with $11.9 million in the prior quarter and $9.1 million in the second quarter of last year. The $5.4 million increase in net charge-offs in the second quarter of 2008 compared to the same quarter of last year was primarily due to an increase of $2.0 million in consumer credit card loan net charge-offs and $2.8 million in consumer banking loan net charge-offs. Included in the increase in consumer loan net charge-offs was an increase of $2.2 million in marine and recreational vehicle (RV) loan charge-offs. Additionally, net charge-offs on business loans increased $1.1 million primarily due to a large lease-related recovery in the second quarter of 2007. For the second quarter of 2008, annualized net charge-offs on average consumer credit card loans were 4.06%, compared with 3.48% in the previous quarter and 3.69% in the same period last year. Additionally, consumer banking loan net charge-offs for the quarter amounted to 1.09% of average consumer loans, compared to .97% in the previous quarter and .47% in the same quarter last year. Annualized charge-offs on marine and RV loans, which comprise approximately 50% of consumer banking loans, were 1.40% of average marine and RV loans in the current quarter, compared to 1.22% in the previous quarter and .49% in the same quarter last year.

The provision for loan losses for the quarter totaled $18.0 million, and was $2.0 million lower than the previous quarter and $8.9 million higher than the second quarter of 2007. The provision for loan losses exceeded net loan charge-offs by $3.5 million and increased the balance of the allowance for loan losses, reflecting greater risk in the broader economy and higher assumed incurred losses. The amount of the provision to expense in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process.

Net charge-offs during the first six months of 2008 amounted to $26.4 million, compared to $17.2 million in the comparable prior year period. The increase occurred because of higher consumer credit card, consumer banking and business real estate net loan charge-offs in 2008. The increase in business real estate net loan charge-offs was primarily due to several large recoveries in the first six months of 2007. The provision for loan losses was $38.0 million in the first six months of 2008 compared to $17.2 million in the same period in 2007. The provision for loan losses in the first six months of 2008 exceeded net loan charge-offs in the same period by $11.6 million.

The allowance for loan losses at June 30, 2008 amounted to $145.2 million, or 1.31% of total loans (excluding loans held for sale), compared to $133.6 million, or 1.26%, at December 31, 2007 and $133.0 million, or 1.30%, at June 30, 2007. The increase in the allowance compared to previous periods resulted primarily from higher provisions, as noted above. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2008.

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

	June 30	December 31
(Dollars in thousands)	2008	2007

Non-accrual loans:
Business	$5,069	$4,700
Real estate – construction	14,995	7,769
Real estate – business	7,528	5,628
Real estate – personal	916	1,095
Consumer	676	547

Total non-accrual loans	29,184	19,739

Foreclosed real estate	7,525	13,678

Total non-performing assets	$36,709	$33,417

Non-performing assets to total loans	.33%	.32%
Non-performing assets to total assets	.22%	.21%

Loans past due 90 days and still accruing interest:
Business	$3,370	$1,427
Real estate – construction	2,317	768
Real estate – business	1,741	281
Real estate – personal	5,013	5,131
Consumer	2,515	1,914
Home equity	912	700
Student	—	1
Consumer credit card	10,425	10,664

Total loans past due 90 days and still accruing interest	$26,293	$20,886

Non-accrual loans, which are also considered impaired, totaled $29.2 million at June 30, 2008, and increased $9.4 million over amounts recorded at December 31, 2007. The increase over December 31, 2007 resulted from increases of $7.2 million in construction and $1.9 million in business real estate non-accrual loans. At June 30, 2008 non-accrual loans were comprised mainly of construction loans (51.4%), business real estate loans (25.8%) and business loans (17.4%). Foreclosed real estate declined from $13.7 million at December 31, 2007 to $7.5 million at June 30, 2008. The decline was mainly due to sales of three properties in the second quarter of 2008, totaling $5.1 million, in addition to a $2.5 million impairment charge on foreclosed land, which is expected to be sold within a few months.

Total loans past due 90 days or more and still accruing interest amounted to $26.3 million as of June 30, 2008, and increased $5.4 million over December 31, 2007. The increase in the past due totals at June 30, 2008 compared to December 31, 2007 resulted from increases of $1.9 million in business, $1.5 million in construction, $1.5 million in business real estate, and $601 thousand in consumer loan delinquencies.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $180.4 million at June 30, 2008 compared with $127.2 million at December 31, 2007, with most of the increase occurring in construction real estate loans. The balance at June 30, 2008 included $79.7 million in construction real estate loans, $44.8 million in business real estate loans, and $33.9 million in business loans.

Income Taxes

Income tax expense was $27.1 million in the second quarter of 2008, compared to $30.7 million in the first quarter of 2008 and $26.5 million in the second quarter of 2007. The Company’s effective income tax rate was 32.6% in the second quarter of 2008, compared with 32.3% in the first quarter of 2008 and 32.2% in the second quarter of 2007. Income tax expense was $57.8 million in the first six months of 2008 compared to $50.0 million in the previous year, resulting in effective income tax rates of 32.5% and 31.8%, respectively.

Effective tax rates were higher in 2008 compared to 2007 primarily due to the mix of taxable and non-taxable income on higher pre-tax income.

Financial Condition

Balance Sheet

Total assets of the Company were $17.0 billion at June 30, 2008 compared to $16.2 billion at December 31, 2007. Earning assets at June 30, 2008 were $15.7 billion and consisted of 73% in loans and 24% in investment securities, compared to $14.7 billion at December 31, 2007.

During the first six months of 2008, total period end loans, including held for sale, increased $604.1 million, or 5.6%, compared with balances at December 31, 2007. The increase was primarily the result of growth of $280.4 million in business loans, $90.3 million in student loans, $86.6 million in business real estate loans, $82.4 million in consumer loans, and $40.0 million in consumer credit card loans. Growth in both business and business real estate loans was due to increased new and seasonal lending coupled with seasonal reductions in loans to grain dealers. Consumer loan growth reflected increased demand for marine and RV loans, which increased $64.2 million, or 8.0%, over December 31, 2007. Growth in consumer credit cards reflected positive results from marketing efforts over the last twelve months.

On an average basis, loans increased $885.9 million during the first six months of 2008 compared to the same period in 2007, or an increase of 8.6%. Loan growth occurred in nearly all loan categories, with increases of $465.0 million in business loans, $164.2 million in consumer banking loans, $133.5 million in consumer credit card loans, and $71.7 million in business real estate loans.

Available for sale investment securities, excluding fair value adjustments, increased $480.0 million, or 15.4%, at June 30, 2008 compared to December 31, 2007. At June 30, 2008, investment securities included $312.0 million in short-term government mutual funds, resulting from a short-term increase in securities sold under agreements to repurchase at quarter end. These investments were sold and the related repurchase agreements repaid in July of 2008. During the first six months of 2008, other purchases of available for sale securities totaled $810.0 million, consisting of mortgage-backed securities ($494.4 million), other asset-backed securities ($178.7 million), state and municipal obligations ($93.2 million) and federal agency securities ($28.8 million). Non-marketable securities, mostly consisting of various investments in private equity concerns, Federal Reserve Bank stock and FHLB stock, increased $27.5 million, or 26.0%, partly due to a $13.2 million increase in FHLB stock as a result of increased borrowings. Since December 31, 2007, maturities and principal paydowns of securities totaled $534.4 million. Sales during the six month period consisted of $87.6 million in federal agency securities and $20.7 million in preferred equity securities.

On an average basis, available for sale investment securities, excluding fair value adjustments, increased $113.2 million, or 3.5%, during the first six months of 2008 compared to the same period in 2007. Mortgage-backed securities increased $427.0 million, while federal agency securities decreased $181.9 million and state and municipal obligations decreased $67.8 million.

Total deposits decreased by $15.9 million, or less than 1.0%, at June 30, 2008 compared to December 31, 2007. The decrease in deposits from year end 2007 balances was partially due to the sale of a bank branch mentioned above. Decreases of $326.5 million in certificates of deposit were offset by increases of $325.7 million in savings, interest checking and money market accounts as customers shifted out of certificates of deposit and into money market accounts.

On an average basis, total deposits increased $413.6 million, or 3.5%, during the first six months of 2008 compared to the same period in 2007, mainly due to increases of $118.7 million in jumbo certificates of deposit and $336.2 million in money market accounts. These average increases were partially offset by decreases of $75.4 million in certificates of deposit of less than $100,000.

Compared to 2007 year end balances, total short-term borrowings at June 30, 2008 increased $374.6 million due to an increase of $468.0 million in repurchase agreements, primarily due to customer activity, offset by a $93.4 million decrease in federal funds purchased. On an average basis, short-term borrowings were lower by $195.2 million during the first six months of 2008 compared to the same period in 2007, resulting from lower levels of federal funds purchased. Other borrowings increased $492.0 million over 2007 year end balances due to increases in advances from the FHLB of $292.1 million, which was used to fund continued loan growth, and an increase of $200.0 million in a Federal Reserve Bank treasury auction facility, obtained in the second quarter of 2008.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell. Federal funds sold and resale agreements totaled $466.2 million at June 30, 2008. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $3.6 billion at June 30, 2008, and included an unrealized net gain of $31.5 million. The portfolio includes maturities of approximately $437 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At June 30, 2008, total investment securities pledged for these purposes comprised 65% of the available for sale investment portfolio, leaving $1.3 billion of unpledged securities.

	June 30	March 31	December 31
(In thousands)	2008	2008	2007

Liquid assets:
Federal funds sold	$195,165	$171,282	$261,165
Securities purchased under agreements to resell	271,000	353,751	394,000
Available for sale investment securities	3,628,061	3,413,816	3,165,020

Total	$4,094,226	$3,938,849	$3,820,185

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2008, such deposits totaled $8.9 billion and represented 70.8% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.6 billion at June 30, 2008. These accounts are normally considered more volatile and higher costing, and comprised 12.4% of total deposits at June 30, 2008.

	June 30	March 31	December 31
(In thousands)	2008	2008	2007

Core deposit base:
Non-interest bearing demand	$1,398,766	$1,442,782	$1,413,849
Interest checking	448,285	461,630	580,048
Savings and money market	7,032,780	6,827,138	6,575,318

Total	$8,879,831	$8,731,550	$8,569,215

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and longer-term debt. Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.6 billion at June 30, 2008. Federal funds purchased are obtained mainly from upstream correspondent banks with whom the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $1.1 billion at June 30, 2008, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. Also included in short-term borrowings was $200.0 million borrowed from the Federal Reserve Bank through bids at treasury auctions, which occurred during the second quarter of 2008. The Company’s long-term debt is relatively small compared to its overall liability position. It is comprised mainly of advances from the FHLB, which totaled $853.6 million at June 30, 2008. Most of these advances have fixed interest rates and mature in 2008 through 2010. In addition, the Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Other outstanding long-term borrowings relate mainly to the Company’s leasing and venture capital operations.

	June 30	March 31	December 31
(In thousands)	2008	2008	2007

Borrowings:
Federal funds purchased	$32,665	$295,790	$126,077
Securities sold under agreements to repurchase	1,581,136	1,161,446	1,113,142
Federal Reserve treasury auction	200,000	—	—
FHLB advances	853,579	759,724	561,475
Subordinated debentures	14,310	14,310	14,310
Other long-term debt	7,796	7,830	7,851

Total	$2,689,486	$2,239,100	$1,822,855

In addition to those mentioned above, several other sources of liquidity are available. The Company believes that its sound commercial paper rating of A-1 from Standard & Poor’s and short-term rating of P-1 from Moody’s would ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. The Company also has temporary borrowing capacity at the Federal Reserve discount window, for which it has pledged $1.2 billion in loans and $88.5 million in investment securities. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.

Cash and cash equivalents (defined as “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying balance sheets) was $1.1 billion at June 30, 2008 compared to $1.3 billion at December 31, 2007. The $241.6 million decrease resulted from changes in the various cash flows produced by the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for June 30, 2008. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $60.2 million during the first six months of 2008. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities and changes in the level of the loan portfolio, used total cash of $1.1 billion. Most of the cash outflow was due to $560.6 million in loan growth and $1.1 billion of investment securities purchases, partly offset by $662.5 million in sales, maturities and paydowns of investment securities. Financing activities provided cash of $818.7 million, resulting from $374.9 million in overnight borrowings, $300.0 million in long-term borrowings and $200.0 million in new short-term borrowings. These cash inflows were partly offset by cash dividend payments of $36.0 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			for
	June 30	December 31	Well-Capitalized
(Dollars in thousands)	2008	2007	Banks

Risk-adjusted assets	$13,751,368	$13,330,968
Tier I capital	1,464,297	1,375,035
Total capital	1,632,784	1,532,189
Tier I capital ratio	10.65%	10.31%	6.00%
Total capital ratio	11.87%	11.49%	10.00%
Leverage ratio	9.03%	8.76%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. The Company has routinely used these shares to fund its annual 5% stock dividend and various stock-based compensation programs. During the current quarter, the Company purchased 77,002 shares of treasury stock at an average cost of $43.19 per share. At June 30, 2008, 2,905,946 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.250 in the first quarter of 2008, an increase of 5.0% compared to the fourth quarter of 2007, and maintained the same dividend payout in the second quarter of 2008. The year 2008 represents the 40th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2008 totaled $8.0 billion (including approximately $3.9 billion in unused approved credit card lines of credit). In addition, the Company enters into standby and commercial letters of credit with its business customers. These contracts amounted to $437.6 million and $27.8 million, respectively, at June 30, 2008. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.1 million at June 30, 2008. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During the first six months of 2008, purchases and sales of tax credits amounted to $27.5 million and $24.9 million, respectively, and at June 30, 2008, outstanding purchase commitments totaled $103.8 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets. These funding commitments amounted to $2.0 million at June 30, 2008. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.0 million at June 30, 2008.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2008 and 2007. As mentioned in Note 10 in the notes to the consolidated financial statements, the 2008 and 2007 results in this table reflect a modification to the funds transfer pricing process.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Six Months Ended June 30, 2008:
Net interest income	$170,227	$104,954	$3,446	$278,627	$6,259	$284,886
Provision for loan losses	(24,326)	(2,321)	—	(26,647)	(11,353)	(38,000)
Non-interest income	87,291	48,045	50,763	186,099	8,794	194,893
Investment securities gains, net	—	—	—	—	24,331	24,331
Non-interest expense	(159,800)	(84,965)	(35,053)	(279,818)	(8,360)	(288,178)

Income before income taxes	$73,392	$65,713	$19,156	$158,261	$19,671	$177,932

Six Months Ended June 30, 2007:
Net interest income	$171,252	$95,350	$3,822	$270,424	$(5,081)	$265,343
Provision for loan losses	(15,933)	(1,208)	—	(17,141)	(74)	(17,215)
Non-interest income	88,446	40,872	44,566	173,884	4,459	178,343
Investment securities gains, net	—	—	—	—	3,402	3,402
Non-interest expense	(149,970)	(78,188)	(31,557)	(259,715)	(13,053)	(272,768)

Income before income taxes	$93,795	$56,826	$16,831	$167,452	$(10,347)	$157,105

Increase (decrease) in income before income taxes:

Amount	$(20,403)	$8,887	$2,325	$(9,191)	$30,018	$20,827

Percent	(21.8)%	15.6%	13.8%	(5.5)%	N.M.	13.3%

Consumer

For the six months ended June 30, 2008, income before income taxes for the Consumer segment decreased $20.4 million, or 21.8%, compared to the same period in the prior year. This decrease was due to increases of $9.8 million in non-interest expense and $8.4 million in the provision for loan losses. In addition, net interest income declined $1.0 million and non-interest income declined $1.2 million. The decrease in net interest income resulted mainly from a $26.9 million decrease in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolios, in addition to a $3.3 million decrease in loan interest income, which more than offset lower deposit interest expense of $29.1 million. The decrease in non-interest income resulted largely from lower deposit account fees (mostly overdraft and return item charges) and gains on student loan sales, partly offset by an increase in bank card fee income (primarily debit card and merchant). Non-interest expense increased $9.8 million, or 6.6%, over the previous year mainly due to higher bank card transaction fees, salaries expense, teller services fees, corporate management fees and telephone support fees. These increases were partly offset by declines in fraud losses and bank card servicing fees. Net loan charge-offs increased $8.4 million in the Consumer segment, mainly relating to consumer credit card, marine and RV loans.

Commercial

For the six months ended June 30, 2008, income before income taxes for the Commercial segment increased $8.9 million, or 15.6%, compared to the same period in the previous year. Most of the increase was due to a $9.6 million, or 10.1%, increase in net interest income and a $7.2 million increase in non-interest income. Included in net interest income were lower allocated funding costs of $31.4 million and lower deposit interest expense of $2.8 million, partly offset by a $24.6 million decline in loan interest income. Non-interest income increased by 17.5% over the previous year mainly as a result of higher deposit account fees (mainly commercial cash management fees) and bank card fees (mainly corporate card). Partly offsetting these increases in income was an increase in non-interest expense, which rose $6.8 million, or 8.7%, over the same period in the previous year. This increase included a $2.5 million impairment charge on foreclosed land, in addition to higher salaries expense and bank card servicing fees. Net loan charge-offs were $2.3 million in the first six months of 2008 compared to $1.2 million in the first six months of 2007.

Money Management

Money Management segment pre-tax profitability for the first six months of 2008 was up $2.3 million, or 13.8%, over the same period in the previous year. The growth was mainly due to higher non-interest income, which increased $6.2 million, or 13.9%, primarily in trust fees and bond trading income. Net interest income, which declined $376 thousand, or 9.8%, from the prior year, was lower due to a $12.5 million decline in income on overnight investments, partly offset by a $5.9 million decline in overnight borrowings expense, a $2.9 decrease in deposit interest expense and lower assigned funding costs of $3.0 million. The increase in non-interest expense of $3.5 million was mainly due to higher salaries expense.

The Other/elimination category shown in the table above includes support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. The pre-tax profitability in this category was higher than in the previous period mainly due to unallocated amounts recorded in conjunction with the Visa IPO, which included a securities gain of $22.0 million and an $8.8 million reduction in the obligation for future litigation. Net interest income in this category also increased as a result of greater margins earned on the Company’s investment portfolio. These increases were partly offset by the higher provision for loan losses shown in this category, resulting from the excess of the overall provision over the actual net charge-offs allocated to the segments. The excess of the total provision over charge-offs, not allocated to a segment, related mainly to estimated losses on commercial loans.

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

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at December 31, 2006. The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company’s initial recognition at December 31, 2006 of the funded status of its defined benefit pension plan reduced its prepaid pension asset by $17.5 million, reduced deferred tax liabilities by $6.6 million, and reduced the equity component of accumulated other comprehensive income by $10.9 million. Beginning in 2008, the Statement also requires an employer to measure plan assets and obligations as of the date of its fiscal year end statement of financial position. In order to transition to a fiscal year end measurement date, the Company plans to use earlier measurements to allocate net periodic benefit cost for the period between September 30, 2007 (the previous measurement date) and December 31, 2008 proportionately between retained earnings and net periodic benefit cost recognized during 2008. The Company plans to record the transition adjustment to retained earnings on December 31, 2008 and does not expect it to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised), “Business Combinations”. The Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. The Statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired. For business combinations achieved in stages (step acquisitions), the assets and liabilities must be recognized at the full amounts of their fair values, while under former guidance the entity was acquired in a series of purchases, with costs and fair values being identified and measured at each step. The Statement applies to business combinations occurring after January 1, 2009.

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

In June 2008, the FASB posted Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This pronouncement defines unvested stock awards which contain nonforfeitable rights to dividends as securities which participate in undistributed earnings. Such participating securities must be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company is required to apply the two-class method to its computation of earnings per share effective January 1, 2009, and does not expect its application to have a significant effect on the computation of earnings per share attributable to common shareholders.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Three Months Ended June 30, 2008 and 2007

	Second Quarter 2008			Second Quarter 2007
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,549,811	$42,076	4.77%	$3,134,650	$53,314	6.82%
Real estate – construction	699,502	8,432	4.85	657,956	11,997	7.31
Real estate – business	2,282,139	33,950	5.98	2,224,877	39,180	7.06
Real estate – personal	1,510,346	21,921	5.84	1,514,445	22,553	5.97
Consumer	1,675,389	29,697	7.13	1,518,855	27,813	7.34
Home equity	466,240	5,714	4.93	438,471	8,485	7.76
Consumer credit card	785,451	19,815	10.15	646,699	20,982	13.01
Overdrafts	10,662	—	—	11,311	—	—

Total loans	10,979,540	161,605	5.92	10,147,264	184,324	7.29

Loans held for sale	331,366	3,623	4.40	354,878	6,185	6.99
Investment securities:
U.S. government and federal agency	199,282	2,024	4.08	410,560	4,076	3.98
State and municipal obligations(A)	565,715	6,989	4.97	600,219	6,871	4.59
Mortgage and asset-backed securities	2,522,140	31,286	4.99	2,013,847	23,631	4.71
Trading securities	22,312	176	3.17	24,430	290	4.76
Other marketable securities(A)	127,039	918	2.91	132,082	1,863	5.66
Non-marketable securities	129,495	1,784	5.54	90,018	1,326	5.91

Total investment securities	3,565,983	43,177	4.87	3,271,156	38,057	4.67

Federal funds sold and securities purchased under agreements to resell	421,539	2,264	2.16	503,526	6,517	5.19

Total interest earning assets	15,298,428	210,669	5.54	14,276,824	235,083	6.60

Less allowance for loan losses	(141,354)			(132,229)
Unrealized gain on investment securities	38,246			23,666
Cash and due from banks	455,499			451,489
Land, buildings and equipment, net	412,049			396,458
Other assets	341,576			299,776

Total assets	$16,404,444			$15,315,984

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$409,848	317	.31	$406,313	555	.55
Interest checking and money market	7,412,888	14,036	.76	7,006,109	29,257	1.67
Time open and C.D.’s of less than $100,000	2,186,889	20,468	3.76	2,347,311	27,671	4.73
Time open and C.D.’s of $100,000 and over	1,585,354	13,886	3.52	1,561,463	19,566	5.03

Total interest bearing deposits	11,594,979	48,707	1.69	11,321,196	77,049	2.73

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,419,523	5,882	1.67	1,471,784	18,621	5.07
Other borrowings(B)	998,506	8,836	3.56	275,618	3,274	4.76

Total borrowings	2,418,029	14,718	2.45	1,747,402	21,895	5.03

Total interest bearing liabilities	14,013,008	63,425	1.82%	13,068,598	98,944	3.04%

Non-interest bearing demand deposits	660,063			650,119
Other liabilities	137,263			123,268
Stockholders’ equity	1,594,110			1,473,999

Total liabilities and equity	$16,404,444			$15,315,984

Net interest margin (T/E)		$147,244			$136,139

Net yield on interest earning assets			3.87%			3.82%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Six Months Ended June 30, 2008 and 2007

	Six Months 2008			Six Months 2007
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,526,840	$90,618	5.17%	$3,061,808	$103,894	6.84%
Real estate – construction	691,945	18,390	5.34	652,208	24,162	7.47
Real estate – business	2,258,062	69,974	6.23	2,186,317	76,435	7.05
Real estate – personal	1,518,293	44,505	5.89	1,501,747	44,431	5.97
Consumer	1,655,446	59,598	7.24	1,491,272	54,028	7.31
Home equity	462,517	12,590	5.47	436,890	16,843	7.77
Consumer credit card	773,324	40,896	10.63	639,860	41,556	13.10
Overdrafts	12,390	—	—	11,803	—	—

Total loans	10,898,817	336,571	6.21	9,981,905	361,349	7.30

Loans held for sale	321,949	7,540	4.71	352,937	12,265	7.01
Investment securities:
U.S. government and federal agency	251,776	5,132	4.10	436,444	8,624	3.98
State and municipal obligations(A)	535,627	13,054	4.90	603,441	13,801	4.61
Mortgage and asset-backed securities	2,447,691	60,958	5.01	2,066,104	48,747	4.76
Trading securities	36,159	760	4.23	21,509	500	4.69
Other marketable securities(A)	120,517	2,316	3.86	136,468	3,965	5.86
Non-marketable securities	120,462	3,402	5.68	83,800	2,572	6.19

Total investment securities	3,512,232	85,622	4.90	3,347,766	78,209	4.71

Federal funds sold and securities purchased under agreements to resell	456,383	5,665	2.50	529,802	13,742	5.23

Total interest earning assets	15,189,381	435,398	5.76	14,212,410	465,565	6.61

Less allowance for loan losses	(138,140)			(131,780)
Unrealized gain on investment securities	51,293			21,512
Cash and due from banks	457,822			456,062
Land, buildings and equipment, net	411,879			393,505
Other assets	344,154			293,592

Total assets	$16,316,389			$15,245,301

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$395,673	677	.34	$401,884	1,087	.55
Interest checking and money market	7,295,321	34,290	.95	6,944,210	56,362	1.64
Time open and C.D.’s of less than $100,000	2,252,426	45,727	4.08	2,327,855	54,236	4.70
Time open and C.D.’s of $100,000 and over	1,587,585	31,186	3.95	1,468,871	36,479	5.01

Total interest bearing deposits	11,531,005	111,880	1.95	11,142,820	148,164	2.68

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,523,885	17,634	2.33	1,719,039	43,744	5.13
Other borrowings(B)	864,290	16,357	3.81	163,647	3,824	4.71

Total borrowings	2,388,175	33,991	2.86	1,882,686	47,568	5.10

Total interest bearing liabilities	13,919,180	145,871	2.11%	13,025,506	195,732	3.03%

Non-interest bearing demand deposits	660,507			635,072
Other liabilities	159,747			122,883
Stockholders’ equity	1,576,955			1,461,840

Total liabilities and equity	$16,316,389			$15,245,301

Net interest margin (T/E)		$289,527			$269,833

Net yield on interest earning assets			3.83%			3.83%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	June 30, 2008		March 31, 2008		December 31, 2007
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$6.1	1.01%	$7.4	1.23%	$2.3	.40%
100 basis points rising	3.7	.60	4.2	.70	2.0	.34
100 basis points falling	(.8)	(.14)	(4.9)	(.82)	(1.2)	(.20)

The table above reflects the expectation that the Company’s net interest income would continue to improve as a result of rising rates, although in the second quarter of 2008, the increase in interest income as modeled is less than modeled in the previous quarter. The Company’s risk to falling rates this quarter, however, showed a significant reduction in overall risk. As of June 30, 2008, under a 200 basis point rising rate scenario, net interest income is expected to increase by $6.1 million, compared with increases of $7.4 million and $2.3 million at March 31, 2008 and December 31, 2007, respectively. Under a 100 basis point increase, as of June 30, 2008 net interest income is expected to increase $3.7 million compared with increases of $4.2 million at March 31, 2008 and $2.0 million at December 31, 2007. The Company’s exposure to falling rates during the current quarter decreased from the prior quarter, as under a 100 basis point falling rate scenario, net interest income would decrease by $800 thousand compared with a $4.9 million decline in the previous quarter.

As shown in the table above, at June 30, 2008 under the rising rate scenarios, the Company’s net interest income is expected to increase due to several factors, including growth in loan balances with variable rates or short-term fixed rates, and growth in non-maturity deposits, which have lower rates and can re-price upwards more slowly. Also during the second quarter of 2008, certificates of deposit (CD) balances, which carry higher rates, declined while other borrowed funds, mostly with lower fixed rates, increased. Under the rising rate scenarios modeled as of June 30, 2008, net interest income was projected to rise more slowly than in the previous quarter. This was mostly due to an increase in the average assumed duration of mortgage-backed securities and personal real estate loans which were impacted by the lower rate environment in the quarter. The same factors which increased the modeled interest income under rising rate scenarios also helped to decrease interest rate risk in a falling rate environment. The lower risk to falling rates was mainly the result of growth in investment securities with fixed rates, a higher average duration on mortgage-backed securities and personal real estate loans, and the fact that rates on such products as interest checking, savings and certain money market accounts were already low, limiting further rate declines in the modeling assumptions. The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize impacts of interest rate risk.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

April 1 – 30, 2008	76,488	$43.21	76,488	2,906,460
May 1 – 31, 2008	—	$—	—	2,906,460
June 1 – 30, 2008	514	$40.45	514	2,905,946

Total	77,002	$43.19	77,002	2,905,946

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At June 30, 2008, 2,905,946 shares remain available to be purchased under the current authorization.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 16, 2008. The following proposals were submitted by the Board of Directors to a vote of security holders:

(1) Election of four directors to the 2011 Class for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The four nominees for the four directorships received the following votes:

Name of Director	Votes For	Votes Withheld

John R. Capps	63,971,824	402,728
W. Thomas Grant, II	46,233,380	18,141,172
James B. Hebenstreit	62,497,326	1,877,226
David W. Kemper	63,991,170	383,382

Other directors whose term of office as director continued after the meeting were: Jonathan M. Kemper, Thomas A. McDonnell, Terry O. Meek, Benjamin F. Rassieur, III, Dan C. Simons, Andrew C. Taylor, Kimberly G. Walker and Robert H. West.

(2) Ratification of the selection of KPMG LLP as the Company’s independent public accountant for 2008. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain

63,837,549	379,285	157,718

(3) Shareholder proposal requesting necessary steps to cause the annual election of all directors. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain	Non-Votes

23,407,490	30,109,725	615,553	10,241,784

Item 6.	EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President & Secretary

Date: August 7, 2008

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 7, 2008

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002