Form 10-Q
period 2008-09-30
COMMERCE BANCSHARES INC /MO/
filed 2008-11-07
CIK 22356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
  Yes ☐     No ☑

As of November 3, 2008, the registrant had outstanding 72,205,707 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2008	2007

	(Unaudited)
	(In thousands)

ASSETS
Loans	$10,985,789	$10,605,368
Allowance for loan losses	(156,031)	(133,586)

Net loans	10,829,758	10,471,782

Loans held for sale	392,697	235,896
Investment securities:
Available for sale ($527,351,000 and $524,399,000 pledged in 2008 and 2007, respectively, to secure structured repurchase agreements)	3,659,488	3,165,020
Trading	12,353	26,478
Non-marketable	153,423	105,517

Total investment securities	3,825,264	3,297,015

Federal funds sold and securities purchased under agreements to resell	457,295	655,165
Cash and due from banks	496,970	673,081
Land, buildings and equipment, net	409,676	406,249
Goodwill	125,585	124,570
Other intangible assets, net	18,299	21,413
Other assets	397,856	319,660

Total assets	$16,953,400	$16,204,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,187,334	$1,413,849
Savings, interest checking and money market	7,451,845	7,155,366
Time open and C.D.’s of less than $100,000	2,018,444	2,374,782
Time open and C.D.’s of $100,000 and over	1,654,464	1,607,555

Total deposits	12,312,087	12,551,552

Federal funds purchased and securities sold under agreements to repurchase	1,559,975	1,239,219
Other borrowings	1,250,510	583,639
Other liabilities	232,217	302,735

Total liabilities	15,354,789	14,677,145

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 72,186,955 shares in 2008 71,938,743 shares in 2007	360,935	359,694
Capital surplus	482,441	475,220
Retained earnings	760,145	669,142
Treasury stock of 3,779 shares in 2008 and 52,614 shares in 2007, at cost	(161)	(2,477)
Accumulated other comprehensive income (loss)	(4,749)	26,107

Total stockholders’ equity	1,598,611	1,527,686

Total liabilities and stockholders’ equity	$16,953,400	$16,204,831

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2008	2007	2008	2007

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$161,816	$188,863	$497,161	$549,142
Interest and fees on loans held for sale	3,774	5,049	11,314	17,314
Interest on investment securities	41,749	38,011	123,956	112,800
Interest on federal funds sold and securities purchased under agreements to resell	2,125	6,351	7,790	20,093

Total interest income	209,464	238,274	640,221	699,349

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	14,802	31,173	49,769	88,622
Time open and C.D.’s of less than $100,000	16,128	28,541	61,855	82,777
Time open and C.D.’s of $100,000 and over	11,542	18,812	42,728	55,291
Interest on federal funds purchased and securities sold under agreements to repurchase	5,417	20,277	23,051	64,021
Interest on other borrowings	10,011	4,209	26,368	8,033

Total interest expense	57,900	103,012	203,771	298,744

Net interest income	151,564	135,262	436,450	400,605
Provision for loan losses	29,567	11,455	67,567	28,670

Net interest income after provision for loan losses	121,997	123,807	368,883	371,935

NON-INTEREST INCOME
Deposit account charges and other fees	27,854	30,148	83,189	86,740
Bank card transaction fees	29,317	26,409	85,019	75,347
Trust fees	20,518	19,823	60,917	58,448
Consumer brokerage services	3,439	3,056	10,259	9,431
Trading account profits and commissions	2,604	2,174	9,951	5,475
Loan fees and sales	1,594	2,919	4,884	6,916
Other	10,267	10,608	36,267	31,123

Total non-interest income	95,593	95,137	290,486	273,480

INVESTMENT SECURITIES GAINS, NET	1,149	1,562	25,480	4,964

NON-INTEREST EXPENSE
Salaries and employee benefits	83,766	77,312	250,023	230,335
Net occupancy	11,861	11,572	34,735	34,205
Equipment	6,122	5,761	18,273	17,875
Supplies and communication	9,276	8,546	26,545	25,638
Data processing and software	14,229	12,697	41,951	36,657
Marketing	4,926	4,775	15,660	13,952
Loss on purchase of auction rate securities	32,967	—	33,266	—
Indemnification obligation	2,879	—	(5,929)	—
Other	18,506	18,430	58,186	53,199

Total non-interest expense	184,532	139,093	472,710	411,861

Income before income taxes	34,207	81,413	212,139	238,518
Less income taxes	9,534	25,515	67,320	75,550

NET INCOME	$24,673	$55,898	$144,819	$162,968

Net income per share — basic	$.34	$.78	$2.02	$2.25
Net income per share — diluted	$.34	$.77	$2.00	$2.22

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

	(Unaudited)

Balance January 1, 2008	$359,694	$475,220	$669,142	$(2,477)	$26,107	$1,527,686

Net income			144,819			144,819
Change in unrealized gain (loss) on available for sale securities, net of tax					(30,856)	(30,856)

Total comprehensive income						113,963

Purchase of treasury stock				(8,427)		(8,427)
Issuance of stock under purchase and equity compensation plans	1,153	1,708		9,991		12,852
Net tax benefit related to equity compensation plans		1,456				1,456
Stock-based compensation		4,897				4,897
Issuance of nonvested stock awards	88	(840)		752		—
Cash dividends paid ($.750 per share)			(54,003)			(54,003)
Adoption of SFAS 157 on fair value measurements			903			903
Adoption of EITF 06-4 on accounting for split dollar life insurance policy benefits			(716)			(716)

Balance September 30, 2008	$360,935	$482,441	$760,145	$(161)	$(4,749)	$1,598,611

Balance January 1, 2007	$352,330	$427,421	$683,176	$(20,613)	$(200)	$1,442,114

Net income			162,968			162,968
Change in unrealized gain (loss) on available for sale securities, net of tax					13,620	13,620
Amortization of pension loss, net of tax					344	344

Total comprehensive income						176,932

Purchase of treasury stock				(121,156)		(121,156)
Issuance of stock under purchase and equity compensation plans		(8,486)		19,420		10,934
Net tax benefit related to equity compensation plans		1,884				1,884
Stock-based compensation		4,609				4,609
Issuance of nonvested stock awards		(3,392)		3,392		—
Cash dividends paid ($.714 per share)			(51,811)			(51,811)
Common stock issued in South Tulsa Financial Corp. acquisition		(303)		27,917		27,614
Adoption of FIN 48			446			446

Balance September 30, 2007	$352,330	$421,733	$794,779	$(91,040)	$13,764	$1,491,566

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30
(In thousands)	2008	2007

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$144,819	$162,968
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	67,567	28,670
Provision for depreciation and amortization	37,991	39,072
Amortization of investment security premiums, net	4,143	5,684
Investment securities gains, net(A)	(25,480)	(4,964)
Gain on sale of branch	(6,938)	—
Net gains on sales of loans held for sale	(2,544)	(4,530)
Originations of loans held for sale	(319,336)	(317,164)
Proceeds from sales of loans held for sale	164,824	296,652
Net (increase) decrease in trading securities	13,270	(4,702)
Stock-based compensation	4,897	4,609
(Increase) decrease in interest receivable	10,161	(715)
Increase (decrease) in interest payable	(33,957)	11,136
Increase (decrease) in income taxes payable	(2,156)	4,850
Net tax benefit related to equity compensation plans	(1,456)	(1,884)
Loss on purchase of auction rate securities	33,266	—
Other changes, net	(645)	(20,802)

Net cash provided by operating activities	88,426	198,880

INVESTING ACTIVITIES:
Net cash and cash equivalents paid in acquisitions	—	(14,046)
Net cash paid in sale of branch	(54,490)	—
Proceeds from sales of investment securities(A)	128,157	35,094
Proceeds from maturities/pay downs of investment securities(A)	1,146,089	871,118
Purchases of investment securities(A)	(1,869,250)	(873,456)
Net increase in loans	(448,842)	(620,747)
Purchases of land, buildings and equipment	(31,891)	(42,623)
Sales of land, buildings and equipment	493	4,186

Net cash used in investing activities	(1,129,734)	(640,474)

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	653	(264,677)
Net increase (decrease) in time open and C.D.’s	(273,138)	228,345
Net increase in federal funds purchased and securities sold under agreements to repurchase	321,063	276,884
Additional long-term borrowings	375,000	300,000
Repayment of long-term borrowings	(8,126)	(29,015)
Net increase in short-term borrowings	299,997	—
Purchases of treasury stock	(8,427)	(121,156)
Issuance of stock under stock purchase and equity compensation plans	12,852	10,934
Net tax benefit related to equity compensation plans	1,456	1,884
Cash dividends paid on common stock	(54,003)	(51,811)

Net cash provided by financing activities	667,327	351,388

Decrease in cash and cash equivalents	(373,981)	(90,206)
Cash and cash equivalents at beginning of year	1,328,246	1,154,316

Cash and cash equivalents at September 30	$954,265	$1,064,110

(A) Available for sale and non-marketable securities

Income tax payments, net of refunds	$70,248	$69,487
Interest paid on deposits and borrowings	$237,734	$287,877

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2007 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results to be attained for the full year or any other interim periods.

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

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at September 30, 2008 and December 31, 2007 are as follows.

	September 30	December 31
(In thousands)	2008	2007

Business	$3,455,907	$3,257,047
Real estate – construction	680,089	668,701
Real estate – business	2,335,495	2,239,846
Real estate – personal	1,505,549	1,540,289
Consumer	1,704,051	1,648,072
Home equity	487,783	460,200
Consumer credit card	805,160	780,227
Overdrafts	11,755	10,986

Total loans	$10,985,789	$10,605,368

Included in the table above are impaired loans amounting to $41.6 million at September 30, 2008 and $19.7 million at December 31, 2007. A loan is impaired when, based on current information and events, it is probable that all amounts due under the contractual terms of the agreement will not be collected.

The Company’s portfolio of construction loans amounted to 6.2% of total loans outstanding at September 30, 2008. This portfolio is comprised of land development, residential construction and commercial construction loans, as shown in the table that follows.

	Balance at		Balance at
	September 30		December 31
(Dollars in thousands)	2008	% of Total	2007	% of Total

Land development	$241,228	35.5%	$254,072	38.0%
Residential construction	147,744	21.7	159,624	23.9
Commercial construction	291,117	42.8	255,005	38.1

Total real estate-construction loans	$680,089	100.0%	$668,701	100.0%

In addition to its basic portfolio, the Company originates other loans which it intends to sell in secondary markets. Loans held for sale are carried at the lower of cost or fair value, and their carrying values were $392.7 million at September 30, 2008 compared to $235.9 million at December 31, 2007. These loans consist mainly of student loans, amounting to $387.3 million at September 30, 2008, in addition to $5.4 million in certain fixed rate residential mortgage loans. While most of the student loans are currently being sold in accordance with contractual terms and are carried at cost, an impairment loss of $367 thousand was recorded on a small portion of these loans at September 30, 2008, as discussed further in Note 14 on Fair Value Measurements.

The following is a summary of the allowance for loan losses.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2008	2007	2008	2007

Balance, beginning of period	$145,198	$132,960	$133,586	$131,730

Additions:
Allowance for loan losses of acquired banks	—	629	—	1,857
Provision for loan losses	29,567	11,455	67,567	28,670

Total additions	29,567	12,084	67,567	30,527

Deductions:
Loan losses	22,575	15,360	57,397	41,641
Less recoveries on loans	3,841	3,904	12,275	12,972

Net loan losses	18,734	11,456	45,122	28,669

Balance, September 30	$156,031	$133,588	$156,031	$133,588

4.	Investment Securities

Investment securities, at fair value, consist of the following at September 30, 2008 and December 31, 2007.

	September 30	December 31
(In thousands)	2008	2007

Available for sale:
U.S. government and federal agency obligations	$8,246	$7,117
Government-sponsored enterprise obligations	97,808	353,200
State and municipal obligations	1,059,450	503,363
Mortgage-backed securities	2,192,112	1,960,120
Other asset-backed securities	243,795	180,365
Other debt securities	100	21,327
Equity securities	57,977	139,528

Total available for sale	3,659,488	3,165,020

Trading	12,353	26,478
Non-marketable	153,423	105,517

Total investment securities	$3,825,264	$3,297,015

Available for sale equity securities included short-term investments in mutual funds of $1.4 million at September 30, 2008 and $58.9 million at December 31, 2007. Equity securities also included common and preferred stock held by Commerce Bancshares, Inc. (the Parent) with a fair value of $56.6 million at September 30, 2008 and $62.2 million at December 31, 2007.

As previously announced in Current Report on Form 8-K dated August 15, 2008, in the third quarter of 2008 the Company began a purchase program of auction rate securities (ARS) from its customers, resulting in the purchase of $529.9 million at par value. These investments were recorded at fair value on their purchase date, and the amount by which par value exceeded fair value was recorded as a $33.0 million loss in current earnings during the third quarter of 2008. The program was intended to assist customers with cash flow needs arising from the current illiquidity in the ARS market. ARS are long-term variable rate bonds which are tied to short-term interest rates. In a normal market ARS are sold through a competitive bidding process, or auction, occurring at weekly or monthly intervals. However, in February 2008, auctions for these bonds began to fail as issues within the broader markets disrupted the ARS market. Currently, there is little, if any, auction activity for these bonds. The underlying credit quality of the ARS remains investment grade and interest is being paid at the maximum failed auction rates. The purchase program was complete at September 30, 2008, as the Company had repurchased all such securities it originally sold. At September 30, 2008, the Company’s holdings of ARS amounted to $510.0 million at fair value, which included $409.5 million secured by government guaranteed student loans. These investments are included in the state and municipal obligations category in the table above.

Non-marketable securities included Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $95.4 million and $60.2 million at September 30, 2008 and December 31, 2007, respectively. Most of the increase over year end totals was due to higher required holdings of FHLB stock, tied to higher borrowings from the FHLB. Also included were venture capital and private equity investments, which amounted to $58.0 million and $45.3 million at September 30, 2008 and December 31, 2007, respectively. During the first nine months of 2008 and 2007, net gains of $5.7 million and $4.2 million, respectively, were recognized on venture capital and private equity investments. The net gains consisted of both realized gains and losses and fair value adjustments on these investments.

At September 30, 2008, securities carried at $2.4 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $527.4 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral.

5.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(8,363)	$17,357	$25,720	$(5,182)	$20,538
Mortgage servicing rights	1,768	(826)	942	1,556	(681)	875

Total	$27,488	$(9,189)	$18,299	$27,276	$(5,863)	$21,413

Aggregate amortization expense on intangible assets was $1.1 million and $1.3 million, respectively, for the three month periods ended September 30, 2008 and 2007, and $3.3 million and $3.1 million for the nine month periods ended September 30, 2008 and 2007. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2008. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, pre-payment rates and other market conditions.

(In thousands)

2008	$4,330
2009	3,803
2010	3,290
2011	2,776
2012	2,244

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2008 are as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at December 31, 2007	$124,570	$20,538	$875
Originations	—	—	212
Adjustments to prior year acquisitions	1,293	—	—
Amortization	—	(3,181)	(145)
Other	(278)	—	—

Balance at September 30, 2008	$125,585	$17,357	$942

Changes in the carrying amount of goodwill by operating segment for the nine month period ended September 30, 2008 are as follows.

	Consumer	Commercial	Money Management	Total
(In thousands)	Segment	Segment	Segment	Goodwill

Balance at December 31, 2007	$67,653	$56,171	$746	$124,570
Adjustments to 2007 acquisitions	259	1,034	—	1,293
Other	(147)	(131)	—	(278)

Balance at September 30, 2008	$67,765	$57,074	$746	$125,585

6.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2008, that net liability was $3.6 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $421.1 million at September 30, 2008.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4.0 million, are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust I, amounting to $10.0 million, are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate, which was 5.069% at September 30, 2008. The rate is based on LIBOR, and resets on a quarterly basis. The maximum potential future payments guaranteed by the Company on the two issues, which includes future interest and principal payments through maturity, were estimated to be approximately $36.6 million at September 30, 2008. At September 30, 2008, the Company had a recorded liability of $14.1 million in principal and accrued interest to date, representing amounts owed to the security holders of the two issues.

In 2007, the Company entered into several risk participation agreements (RPAs) as guarantor to other financial institutions, which mitigate those institutions’ credit risk arising from interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the institution. The Company’s exposure is based on swap notional amounts totaling $31.0 million. At the inception of each contract, the Company received a fee from the institution which was recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. At September 30, 2008, the total liability relating to RPAs guaranteed by the Company was $186 thousand. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at September 30, 2008, the Company would have been required to make payments of approximately $1.5 million.

As a result of an overall reorganization among Visa, Inc. (Visa) and its affiliates in 2007, the Company has recorded a commitment to share certain estimated litigation costs of Visa. At September 30, 2008, the Company’s indemnification obligation relating to this commitment totaled $15.0 million. This amount represents the Company’s estimate of its share of certain litigation costs in excess of a cash escrow established in connection with Visa’s initial public offering in March 2008. The escrow account is expected to be replenished in the fourth quarter of 2008, and in that event, the Company’s liability would be reversed to the extent of its share of the replenishment.

7.	Pension

The amount of net pension cost (income) is as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
(In thousands)	2008	2007	2008	2007

Service cost — benefits earned during the period	$263	$248	$769	$743
Interest cost on projected benefit obligation	1,337	1,145	3,925	3,436
Expected return on plan assets	(2,124)	(1,705)	(6,124)	(5,115)
Amortization of unrecognized net loss	—	185	—	555

Net periodic pension cost (income)	$(524)	$(127)	$(1,430)	$(381)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first nine months of 2008, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2008. The higher income recognized for the defined benefit pension plan in the three and nine month periods ended September 30, 2008 compared to the same periods in 2007 was primarily due to the greater than expected return on plan assets for the year ended September 30, 2007 (the measurement date) and an increase in the discount rate assumption.

Statement of Financial Accounting Standards No. 158, which the Company adopted on December 31, 2006, requires measurement of plan assets and benefit obligations as of fiscal year end, beginning in 2008. The Company intends to make this adjustment on December 31, 2008 and does not expect it to have a material effect on its consolidated financial statements.

8.	Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
(In thousands, except per share data)	2008	2007	2008	2007

Basic earnings per share:
Net income available to common shareholders	$24,673	$55,898	$144,819	$162,968

Weighted average basic common shares outstanding	71,863	71,919	71,769	72,589
Basic earnings per share	$.34	$.78	$2.02	$2.25

Diluted earnings per share:
Net income available to common shareholders	$24,673	$55,898	$144,819	$162,968

Weighted average common shares outstanding	71,863	71,919	71,769	72,589
Net effect of nonvested stock and the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	682	788	691	838

Weighted average diluted common shares outstanding	72,545	72,707	72,460	73,427

Diluted earnings per share	$.34	$.77	$2.00	$2.22

9.	Other Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) consist of the unrealized holding gains and losses on available for sale investment securities and the amortization of accumulated pension loss which has been recognized in net periodic benefit cost.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
(In thousands)	2008	2007	2008	2007

Available for sale investment securities:
Net unrealized holding gains (losses)	$(32,819)	$33,890	$(52,131)	$22,755
Reclassification adjustment for (gains) losses included in net income	1	(678)	2,366	(753)

Net unrealized gains (losses) on securities	(32,818)	33,212	(49,765)	22,002
Income tax expense (benefit)	(12,469)	12,621	(18,909)	8,382

Net holding gains (losses) on investment securities	(20,349)	20,591	(30,856)	13,620

Prepaid pension cost:
Amortization of accumulated pension loss	—	185	—	555
Income tax benefit	—	(70)	—	(211)

Accumulated pension loss	—	115	—	344

Other comprehensive income (loss)	$(20,349)	$20,706	$(30,856)	$13,964

10.	Segments

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended September 30, 2008:
Net interest income	$90,152	$48,792	$2,008	$140,952	$10,612	$151,564
Provision for loan losses	(15,100)	(3,493)	—	(18,593)	(10,974)	(29,567)
Non-interest income	45,737	24,092	24,372	94,201	1,392	95,593
Investment securities gains, net	—	—	—	—	1,149	1,149
Non-interest expense	(82,107)	(42,206)	(50,809)	(175,122)	(9,410)	(184,532)

Income (loss) before income taxes	$38,682	$27,185	$(24,429)	$41,438	$(7,231)	$34,207

Three Months Ended September 30, 2007:
Net interest income	$86,477	$48,668	$1,894	$137,039	$(1,777)	$135,262
Provision for loan losses	(8,074)	(3,398)	—	(11,472)	17	(11,455)
Non-interest income	49,546	21,470	23,228	94,244	893	95,137
Investment securities gains, net	—	—	—	—	1,562	1,562
Non-interest expense	(78,101)	(39,482)	(16,301)	(133,884)	(5,209)	(139,093)

Income (loss) before income taxes	$49,848	$27,258	$8,821	$85,927	$(4,514)	$81,413

Nine Months Ended September 30, 2008:
Net interest income	$260,379	$153,746	$5,454	$419,579	$16,871	$436,450
Provision for loan losses	(39,426)	(5,814)	—	(45,240)	(22,327)	(67,567)
Non-interest income	133,028	72,137	75,135	280,300	10,186	290,486
Investment securities gains, net	—	—	—	—	25,480	25,480
Non-interest expense	(241,907)	(127,171)	(85,862)	(454,940)	(17,770)	(472,710)

Income (loss) before income taxes	$112,074	$92,898	$(5,273)	$199,699	$12,440	$212,139

Nine Months Ended September 30, 2007:
Net interest income	$257,729	$144,018	$5,716	$407,463	$(6,858)	$400,605
Provision for loan losses	(24,007)	(4,606)	—	(28,613)	(57)	(28,670)
Non-interest income	137,992	62,342	67,794	268,128	5,352	273,480
Investment securities gains, net	—	—	—	—	4,964	4,964
Non-interest expense	(228,071)	(117,670)	(47,858)	(393,599)	(18,262)	(411,861)

Income (loss) before income taxes	$143,643	$84,084	$25,652	$253,379	$(14,861)	$238,518

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

The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rate do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At September 30, 2008, the Company had entered into two interest rate swaps with a notional amount of $12.5 million, which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on net income. The notional amount of these types of swaps at September 30, 2008 was $467.9 million. These swaps are accounted for as free-standing derivatives and changes in their fair value were recorded in other non-interest income. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral exchanges typically involve marketable securities.

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

The Company’s derivative instruments are listed below.

	September 30, 2008			December 31, 2007
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$480,424	$7,304	$(7,883)	$308,361	$4,766	$(6,333)
Credit risk participation agreements	48,911	124	(186)	25,389	—	(174)
Foreign exchange contracts:
Forward contracts	6,821	128	(112)	12,212	105	(149)
Option contracts	3,300	1	(1)	3,120	9	(9)
Mortgage loan commitments	5,336	57	(3)	7,123	18	(10)
Mortgage loan forward sale contracts	10,452	24	(36)	15,017	25	(34)

Total	$555,244	$7,638	$(8,221)	$371,222	$4,923	$(6,709)

12.	Income Taxes

For the third quarter of 2008, income tax expense amounted to $9.5 million compared to $25.5 million in the third quarter of 2007. The effective income tax rate for the Company was 27.9% in the current quarter compared to 31.3% in the same quarter last year. For the nine months ended September 30, 2008 and 2007, income tax expense amounted to $67.3 million and $75.6 million, resulting in an effective income tax rate of 31.7% in both periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2005 through 2007 remain open to examination for U.S. federal income tax. Tax years 2004 through 2007 remain open to examination by significant state tax jurisdictions.

13.	Stock-Based Compensation

During the first nine months of 2008, stock-based compensation was issued in the form of stock appreciation rights (SARs) and nonvested stock. The stock-based compensation expense that has been charged against income was $1.6 million for each of the three month periods ended September 30, 2008 and 2007, and $4.9 million and $4.6 million in the nine months ended September 30, 2008 and 2007, respectively.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which were granted for the first time in 2006, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. The table below shows the fair values of SARs granted during the first nine months of 2008 and 2007, including the model assumptions for those grants.

	Nine Months
	Ended September 30
	2008	2007

Weighted per share average fair value at grant date	$8.69	$11.96
Assumptions:
Dividend yield	2.3%	1.9%
Volatility	18.4%	19.9%
Risk-free interest rate	3.5%	4.6%
Expected term	7.2 years	7.4 years

A summary of option activity during the first nine months of 2008 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2008	2,864,415	$32.40

Granted	—	—
Forfeited	—	—
Expired	(302)	39.03
Exercised	(478,909)	28.01

Outstanding at September 30, 2008	2,385,204	$33.28	4.1 years	$31,289

A summary of SAR activity during the first nine months of 2008 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2008	979,063	$47.05

Granted	562,501	44.23
Forfeited	(8,194)	45.57
Expired	(2,000)	46.85
Exercised	(2,604)	46.84

Outstanding at September 30, 2008	1,528,766	$46.02	8.4 years	$1,216

A summary of the status of the Company’s nonvested share awards, as of September 30, 2008, and changes during the nine month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	226,124	$42.04

Granted	36,665	44.17
Vested	(42,786)	34.55
Forfeited	(1,497)	41.81

Nonvested at September 30, 2008	218,506	$43.87

14.	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Various financial instruments such as available for sale and trading securities, certain non-marketable securities relating to venture capital/private equity activities, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, mortgage servicing rights and certain other investment securities. These nonrecurring fair value adjustments typically involve lower of cost or market accounting, or write-downs of individual assets.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly (such as interest rates, yield curves, and prepayment speeds).

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value. These may be internally developed, using the Company’s best information and assumptions that a market participant would consider.

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

The following disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB Staff Position 157-2. These include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are written down to fair value upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these nonfinancial instruments, and defers disclosures under SFAS No. 157 until fiscal periods beginning after December 31, 2008.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Available for sale investment securities

Available for sale securities are accounted for in accordance with SFAS 115, with changes in fair value recorded in other comprehensive income. This portfolio comprises the majority of the assets which the Company records at fair value. Most of the portfolio, which includes federal agencies, mortgage-backed and asset-backed securities, are priced utilizing industry-standard models that consider various assumptions, include time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Municipal and corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. Where quoted prices are available in an active market, the measurements are classified as Level 1. Most of the Level 1 measurements apply to exchange-traded equities.

At September 30, 2008, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $510.0 million, or 13.9% of the portfolio. Nearly all of these securities were purchased from customers during the third quarter of 2008. The auction process by which the ARS are normally priced has failed since the first quarter of 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are currently estimated using a discounted cash flows analysis. The analysis compares the present value of cash flows based on mandatory rates paid under failing auctions with the present value of estimated cash flows for similar securities, after adjustment for liquidity premium and nonperformance risk. The cash flows for most issues were projected over a period of approximately 3 years, based on the Company’s estimate of an expected market recovery period, or in some cases, a shorter period if refinancing by specific issuers is expected. The discount rate was based on the published Treasury rate for the period commensurate with the estimated holding period. In developing the inputs, discussions were held with traders, both internal and external to the Company, who are familiar with the ARS markets. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

Trading securities

The majority of the securities in the Company’s trading portfolio are priced by averaging several broker quotes for identical instruments, and are classified as Level 2 measurements. During most of 2008, this portfolio also included certain auction rate securities, whose fair value measurement was classified as Level 3 and estimated in the manner described above. In the third quarter of 2008 these securities were transferred to the available for sale portfolio, as their decline in marketability made the likelihood of selling these in the near term more remote. The securities were transferred at their fair value, which was estimated to be $7.7 million on the transfer date. Prior to their transfer a loss in fair value, totaling $695 thousand, was recorded in current earnings.

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

		Fair Value Measurements at Reporting
		Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	9/30/08	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$3,659,488	$32,574	$3,116,888	$510,026
Trading securities	12,353	—	12,353	—
Venture capital investments	51,961	—	—	51,961
Derivatives	7,638	—	7,433	205
Assets held in trust	2,777	2,777	—	—

Total assets	3,734,217	35,351	3,136,674	562,192

Liabilities:
Derivatives	8,221	—	7,996	225

Total liabilities	$8,221	$—	$7,996	$225

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Available		Venture
	for Sale	Trading	Capital
(In thousands)	Securities	Securities	Investments	Derivatives	Total

For the three months ended September 30, 2008:

Balance at June 30, 2008	$9,682	$8,122	$48,374	$12	$66,190
Total gains or losses (realized/unrealized):
Included in earnings	—	(402)	1,176	(126)	648
Included in other comprehensive income	(4,380)	—	—	—	(4,380)
Purchases, issuances, and settlements, net	497,004	—	2,411	94	499,509
Transfer from trading to available for sale	7,720	(7,720)	—	—	—

Balance at September 30, 2008	$510,026	$—	$51,961	$(20)	$561,967

Total gains or losses for the three month period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$(402)	$—	$1,176	$46	$820

For the nine months ended September 30, 2008:

Balance at January 1, 2008	$—	$—	$37,603	$(175)	$37,428
Total gains or losses (realized/unrealized):
Included in earnings	—	(695)	5,676	61	5,042
Included in other comprehensive income	(4,410)	—	—	—	(4,410)
Purchases, issuances, and settlements, net	506,716	—	8,682	94	515,492
Transfer from trading to available for sale	7,720	(7,720)	—	—	—
Transfers in and/or out of Level 3	—	8,415	—	—	8,415

Balance at September 30, 2008	$510,026	$—	$51,961	$(20)	$561,967

Total gains or losses for the nine month period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$(695)	$—	$5,676	$59	$5,040

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

		Trading
	Interest on	Account		Other	Investment
	Investment	Profits and	Loan Fees	Non-Interest	Securities
(In thousands)	Securities	Commissions	and Sales	Income	Gains, Net	Total

For the three months ended September 30, 2008:

Total gains or losses included in earnings	$—	$(402)	$(130)	$4	$1,176	$648

Change in unrealized gains or losses relating to assets still held at September 30, 2008	$—	$(402)	$42	$4	$1,176	$820

For the nine months ended September 30, 2008:

Total gains or losses included in earnings	$(99)	$(695)	$44	$17	$5,775	$5,042

Change in unrealized gains or losses relating to assets still held at September 30, 2008	$(99)	$(695)	$42	$17	$5,775	$5,040

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $41.6 million at September 30, 2008. Charge-offs on impaired loans were $2.4 million during the current quarter and $6.2 million during the nine month period ending September 30, 2008, while their related allowance was $81 thousand higher at September 30, 2008 compared to December 31, 2007.

Private equity investments and restricted stock

These assets are included in non-marketable investment securities in the consolidated balance sheets. They include private equity investments held by the Parent company which are carried at cost, reduced by other than temporary impairment. These investments are periodically evaluated for impairment based on their estimated fair value. The valuation methodology is described above under the recurring measurements for “Venture capital/private equity securities”. Also included is stock issued by the Federal Reserve and Federal Home Loan Banks which is held by the bank subsidiaries as required for regulatory purposes. There are generally restrictions on the sale and/or liquidation of these investments, and their carrying value approximates fair value. Fair value measurements for these securities are classified as Level 3. Fair value adjustments recorded during 2008 were not significant.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. In the absence of quoted prices, the fair value of student loans held for sale is based on specific prices mandated in underlying sale contracts with investors in the secondary market. As such, these measurements are classified as Level 2. Beginning early in the second quarter of 2008, the secondary market for student loans was disrupted by liquidity concerns. Consequently, one of the investors who purchase loans from the Company was unable to consistently purchase loans under existing contractual terms. As a result, impairment losses were recorded on certain student loans held for sale, amounting to $170 thousand during the current quarter and $367 thousand during the nine month period ending September 30, 2008. The fair value of these impaired loans at September 30, 2008 was $10.4 million. The fair value measurement method developed by the Company was based on a discounted cash flows analysis and is classified as Level 3. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2007 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results to be attained for any other period. In its third quarter earnings announcement on October 15, 2008, the Company noted the unknown potential effect on its third quarter earnings of recent litigation settlement between Visa, Inc. (Visa) and Discover Financial Services. The terms of the litigation settlement, disclosed by Visa after the Company’s earnings announcement, resulted in a $2.9 million increase to the Company’s indemnification obligation for certain litigation costs, which has been reflected in the financial statements and discussions contained in this report.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, some of which require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes.

Allowance for Loan Losses

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and in accordance with the requirements of SFAS No. 157, the Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. SFAS 157, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs) is discussed in more detail in Note 14 to the consolidated financial statements.

Available for sale securities are reported at fair value, with changes in fair value reported in other comprehensive income. Most of the portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $3.1 billion, or 85.2% of the portfolio at September 30, 2008, and were classified as Level 2 measurements. The Company also holds $510.0 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement. The Company periodically evaluates the available for sale portfolio for other than temporary impairment. The review includes an analysis of the facts and circumstances of each individual security such as the severity of loss, the length of time the fair value has been below cost, the creditworthiness of the issuer, and the Company’s intent and ability to hold the security to maturity. Impairment which is deemed other than temporary is reflected in current earnings and reported in securities gains and losses in the consolidated statements of income.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $58.0 million at September 30, 2008. Changes in fair value are reflected in current earnings, and reported in securities gains and losses in the consolidated statements of income. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

Accounting for Income Taxes

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

Selected Financial Data

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2008	2007	2008	2007

Per Share Data
Net income – basic	$.34	$.78	$2.02	$2.25
Net income – diluted	.34	.77	2.00	2.22
Cash dividends	.250	.238	.750	.714
Book value			22.17	20.75
Market price			46.40	43.70
Selected Ratios
(Based on average balance sheets)
Loans to deposits*	93.29%	88.67%	92.46%	88.06%
Non-interest bearing deposits to total deposits	5.49	5.53	5.44	5.44
Equity to loans*	14.23	13.86	14.11	14.05
Equity to deposits	13.28	12.29	13.05	12.37
Equity to total assets	9.86	9.46	9.73	9.54
Return on total assets	.60	1.43	1.18	1.42
Return on total stockholders’ equity	6.07	15.10	12.16	14.88
(Based on end-of-period data)
Non-interest income to revenue**	38.68	41.29	39.96	40.57
Efficiency ratio***	74.23	59.81	64.57	60.64
Tier I capital ratio			10.65	10.34
Total capital ratio			11.94	11.55
Leverage ratio			9.11	8.79

*	Includes loans held for sale.
**	Revenue includes net interest income and non-interest income.
***	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Net interest income	$151,564	$135,262	12.1%	$436,450	$400,605	8.9%
Provision for loan losses	(29,567)	(11,455)	158.1	(67,567)	(28,670)	135.7
Non-interest income	95,593	95,137	.5	290,486	273,480	6.2
Investment securities gains, net	1,149	1,562	(26.4)	25,480	4,964	413.3
Non-interest expense	(184,532)	(139,093)	32.7	(472,710)	(411,861)	14.8
Income taxes	(9,534)	(25,515)	(62.6)	(67,320)	(75,550)	(10.9)

Net income	$24,673	$55,898	(55.9)%	$144,819	$162,968	(11.1)%

For the quarter ended September 30, 2008, net income amounted to $24.7 million, a decrease of $31.2 million, or 55.9%, from the third quarter of the previous year. For the current quarter, the annualized return on average assets was .60%, the annualized return on average equity was 6.07%, and the efficiency ratio was 74.23%. The current quarter included a non-cash pre-tax loss of $33.0 million as a result of the Company’s previously announced purchase of auction rate securities from its customers.

Excluding this loss, the annualized return on average assets was 1.10%, the annualized return on average equity was 11.18%, and the efficiency ratio was 60.89%. Compared to the third quarter of last year, net interest income increased $16.3 million, or 12.1%, mainly due to lower rates paid on deposits and borrowings coupled with higher average loan balances, but offset by lower rates earned on the loan portfolio. Non-interest income increased $456 thousand, or .5%, with double-digit growth in bank card fees, bond trading income and brokerage fees, offset by a 7.6% decrease in deposit account fees. The provision for loan losses was $29.6 million in the current quarter, an $18.1 million increase over the third quarter of last year, and exceeded net loan charge-offs by $10.8 million. Non-interest expense grew by $45.4 million, or 32.7%, largely due to the $33.0 million loss related to the purchase of auction rate securities. Exclusive of this item, non-interest expense would have grown $12.5 million, or 9.0%, over the third quarter of last year, due to higher salaries and employee benefits expense and an increase in an indemnification obligation (discussed below). Diluted earnings per share was $.34, a decrease of 55.8% from $.77 per share in the third quarter of 2007. On an after-tax basis, the loss on the purchase of auction rate securities lowered diluted earnings per share by $.29.

Net income for the first nine months of 2008 was $144.8 million, an $18.1 million, or 11.1%, decrease from the first nine months of 2007. For the first nine months of 2008, the annualized return on average assets was 1.18%, the annualized return on average equity was 12.16%, and the efficiency ratio was 64.57%. Diluted earnings per share was $2.00, a decrease of 9.9% from $2.22 per share during the first nine months of 2007. The decrease in net income was primarily due to a $60.8 million increase in non-interest expense, coupled with a $38.9 million increase in the provision for loan losses. Non-interest expense included auction rate security losses and higher salaries and benefits expense, offset by a $5.9 million reversal of indemnification charges (discussed below). These expenses were partially offset by a $35.8 million increase in net interest income, largely due to the same factors mentioned in the quarterly discussion above, and a $17.0 million increase in non-interest income. In addition, securities gains increased $20.5 million, mainly due to the Visa stock redemption mentioned below.

In the fourth quarter of 2007, the Company established an indemnification obligation of $21.0 million for its share of certain estimated litigation costs of Visa, Inc. (Visa) arising from the Company’s relationship as a member bank and resulting from a reorganization among Visa and its affiliates. In the first quarter of 2008, Visa made an initial public offering (IPO). In conjunction with the IPO, the Company’s shares of Class B Visa stock were redeemed, resulting in a $22.2 million pre-tax gain. In addition, Visa escrowed approximately $3.0 billion in cash from the offering to be used to fund certain estimated litigation costs, and the Company consequently reduced its indemnification obligation by $8.8 million.

On October 14, 2008, the settlement amount of a suit between Visa and Discover Financial Services was announced. As a result, the Company increased its indemnification obligation by $2.9 million in the third quarter of 2008, lowering diluted earnings per share by $.02 for the quarter. On an after-tax basis, the Visa transactions contributed $17.7 million to net income in the first nine months of 2008, while the auction rate securities losses reduced net income by $21.0 million, which on a combined basis lowered diluted earnings per share by $.04 for the year to date period.

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

Analysis of Changes in Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30, 2008 vs. 2007			September 30, 2008 vs. 2007
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$14,133	$(41,014)	$(26,881)	$50,056	$(101,715)	$(51,659)
Loans held for sale	1,006	(2,281)	(1,275)	(42)	(5,958)	(6,000)
Investment securities:
U.S. government and federal agency securities	(2,845)	—	(2,845)	(6,489)	152	(6,337)
State and municipal obligations	1,171	947	2,118	(331)	1,702	1,371
Mortgage and asset-backed securities	4,343	1,433	5,776	13,567	4,420	17,987
Other securities	(78)	(635)	(713)	1,195	(2,467)	(1,272)

Total interest on investment securities	2,591	1,745	4,336	7,942	3,807	11,749

Federal funds sold and securities purchased under agreements to resell	(1,035)	(3,191)	(4,226)	(2,910)	(9,393)	(12,303)

Total interest income	16,695	(44,741)	(28,046)	55,046	(113,259)	(58,213)

Interest expense:
Deposits:
Savings	25	(244)	(219)	8	(637)	(629)
Interest checking and money market	2,159	(18,311)	(16,152)	6,137	(44,361)	(38,224)
Time open & C.D.’s of less than $100,000	(4,260)	(8,153)	(12,413)	(5,592)	(15,330)	(20,922)
Time open & C.D.’s of $100,000 and over	874	(8,144)	(7,270)	4,043	(16,606)	(12,563)

Total interest on deposits	(1,202)	(34,852)	(36,054)	4,596	(76,934)	(72,338)

Federal funds purchased and securities sold under agreements to repurchase	(3,343)	(11,517)	(14,860)	(8,655)	(32,315)	(40,970)
Other borrowings	9,191	(3,389)	5,802	25,714	(7,379)	18,335

Total interest expense	4,646	(49,758)	(45,112)	21,655	(116,628)	(94,973)

Net interest income, fully taxable equivalent basis	$12,049	$5,017	$17,066	$33,391	$3,369	$36,760

Net interest income in the third quarter of 2008 amounted to $151.6 million, an increase of $16.3 million, or 12.1%, compared to the third quarter of last year. During the third quarter of 2008, the net yield on earning assets was 4.02% on a tax equivalent basis, compared to 3.77% in the same period last year. This increase was primarily the result of lower rates paid on deposits and other borrowings, coupled with an increase in average loan balances, but offset by lower rates earned on loans. Total interest income on loans (tax equivalent) for the third quarter of 2008 decreased $26.9 million, mainly due to lower rates earned on virtually all loan products, which fell 141 basis points overall. Most of the rate declines were seen in business, business real estate, construction, home equity and consumer credit card loans. This effect was partly offset by higher average balances in the overall portfolio, which rose on average by $699.3 million over the third quarter of last year. Interest income on investment securities (tax equivalent) increased $4.3 million as a result of a $184.0 million increase in average balances and a 25 basis point rise in average rates earned. On average, mortgage and asset-backed securities rose $358.4 million and state and municipal obligations rose $105.2 million, partly offset by a $280.2 million decline in federal agency securities. Interest income on federal funds sold and securities purchased under agreements to resell (resale agreements) declined $4.2 million, due to both lower rates earned and lower average balances.

Interest expense on deposits declined $36.1 million in the third quarter of 2008 due to a 129 basis point decline in rates paid on deposit products, especially affecting money market accounts and certificates of deposit. Interest expense on other borrowings declined $9.1 million in the third quarter of 2008 compared to the same period last year mainly as a result of lower rates paid on federal funds purchased and repurchase agreements. However, interest expense paid on advances from the Federal Home Loan Bank (FHLB) increased as a result of growth of $664.8 million in average advances outstanding, offset by lower rates paid on the advances. The overall tax equivalent yield on earning assets in the third quarter of 2008 declined 108 basis points to 5.52%, while the overall cost of interest bearing liabilities decreased 143 basis points to 1.65%.

Net interest income for the first nine months of 2008 amounted to $436.5 million compared with $400.6 million in 2007, an increase of $35.8 million, or 8.9%. For the first nine months of 2008, the net yield on earning assets (tax equivalent) was 3.89%, compared with 3.81% in the same period last year. The increase in net interest income for the first nine months of 2008 followed similar trends as the quarterly discussion above, as lower rates paid on interest bearing liabilities, coupled with growth in average loan balances, helped to increase net interest income overall. For the first nine months of 2008, total interest income decreased $59.1 million, or 8.5%, mainly due to lower interest earned on loans but offset by higher average balances in loans and investment securities. Interest on loans (tax equivalent) declined $51.7 million in 2008 compared with 2007 as a result of lower yields on all lending products, especially business, business real estate, construction, home equity and consumer credit card loans. Average yields declined 120 basis points overall during the first nine months of 2008 compared to 2007. However, growth in average balances of the Company’s overall loan portfolio, which rose $843.5 million, partly offset the effects of lower yields. Interest on the investment portfolio (tax equivalent) increased $11.7 million due to higher average balances, which rose $171.0 million overall, in addition to higher average rates earned, which rose 21 basis points. Interest on overnight investments decreased $12.3 million, mainly due to declines in rates earned and balances invested in resale agreements.

Interest expense on deposits for the first nine months of 2008 declined $72.3 million due to lower rates paid, especially on the Company’s money market accounts and certificates of deposit. The overall decline of 92 basis points was slightly offset by a $390.6 million increase in money market account balances. Interest expense on borrowings for the first nine months of 2008 decreased $22.6 million as a result of lower rates paid on both federal funds purchased and repurchase agreements, in addition to lower borrowings of federal funds purchased. These declines were offset by higher interest expense on FHLB debt, as these advances grew $620.7 million on average as the Company employed initiatives to diversify funding sources from short-term federal funds purchased into longer term advances. For the first nine months of 2008, the overall tax equivalent yield on earning assets declined 92 basis points to 5.68%, while the overall cost of interest bearing liabilities also decreased 110 basis points to 1.95%.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months			Nine Months
	Ended September 30			Ended September 30
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Deposit account charges and other fees	$27,854	$30,148	(7.6)%	$83,189	$86,740	(4.1)%
Bank card transaction fees	29,317	26,409	11.0	85,019	75,347	12.8
Trust fees	20,518	19,823	3.5	60,917	58,448	4.2
Consumer brokerage services	3,439	3,056	12.5	10,259	9,431	8.8
Trading account profits and commissions	2,604	2,174	19.8	9,951	5,475	81.8
Loan fees and sales	1,594	2,919	(45.4)	4,884	6,916	(29.4)
Other	10,267	10,608	(3.2)	36,267	31,123	16.5

Total non-interest income	$95,593	$95,137	.5%	$290,486	$273,480	6.2%

Non-interest income as a % of total revenue*	38.7%	41.3%		40.0%	40.6%

*	Total revenue is calculated as net interest income and non-interest income.

For the third quarter of 2008, total non-interest income was $95.6 million, an increase of $456 thousand, or .5%, compared with $95.1 million in the same quarter last year. The increase in non-interest income over the third quarter of last year resulted mainly from continued double-digit growth in bank card, brokerage and bond trading income. Bank card fees increased $2.9 million, or 11.0%, over the third quarter of last year, primarily due to growth in fees earned on debit, merchant and corporate card transactions, which grew by 9.5%, 9.1% and 27.3%, respectively. Trust fees for the quarter increased 3.5% over the same period last year, mainly as a result of growth in personal trust fees, which increased 7.2%, but were partly offset by lower institutional trust fee income. Deposit account fees decreased $2.3 million, or 7.6%, as a result of a 10.9% decline in overdraft fees, offset by growth in corporate cash management fees of 5.9%. Overdraft fee income has been negatively impacted by lower transaction volume compared to the prior period. Brokerage fee income for the quarter totaled $3.4 million, an increase of 12.5% over the same period last year, and bond trading income totaled $2.6 million in the current quarter, an increase of 19.8% over the same period last year. Loan fees and sales were lower by $1.3 million from the same period last year, which was the result of a decrease in gains on student loan sales as fewer loans were sold in the current quarter. Other non-interest income decreased $341 thousand from the third quarter of 2007, mainly due to small declines in official check sales, equipment rental income and lower gains recorded on the sales of leased equipment. Small increases occurred in cash sweep commissions and fair value gains on interest rate swaps.

Non-interest income for the nine months ended September 30, 2008 was $290.5 million compared to $273.5 million in the first nine months of 2007, resulting in a $17.0 million, or 6.2%, increase. Deposit account fees declined $3.6 million, or 4.1%, as a result of lower overdraft fee revenue, which fell $6.4 million, or 10.6%, but was partly offset by higher cash management fees, which rose $3.6 million, or 18.9%. Bank card fees rose $9.7 million, or 12.8% overall, due to increases of 11.6%, 12.5% and 28.9%, respectively, in debit, merchant and corporate card transaction fees. Trust fees increased $2.5 million, or 4.2%, mainly due to growth in personal and corporate trust fees. Bond trading income rose $4.5 million due to increased sales activity, while consumer brokerage income grew $828 thousand, mainly as a result of higher annuity and bond sales fee income. Loan fees and sales decreased by $2.0 million, as gains on student loan sales declined from $3.7 million in the first nine months of 2007 to $1.7 million in 2008. Other non-interest income increased $5.1 million compared to the prior period, mainly due to a $6.9 million gain recognized in the second quarter of 2008 on the sale of a bank branch, as mentioned previously. Partly offsetting this increase was an impairment charge of $1.1 million on an office building held for sale, formerly housing the Company’s main check processing operations, which was recognized in the first quarter of 2008. Smaller increases occurred in cash sweep commissions, swap fair value gains and tax credit sales income, partly offset by lower official check sales and equipment rental income.

Investment Securities Gains and Losses, Net

Net gains and losses on investment securities during the three and nine month periods ended September 30, 2008 and 2007 are shown in the table below. A net gain of $1.1 million was recorded in the third quarter of 2008, compared to a net gain of $1.6 million in the third quarter of 2007. On a year to date basis, net securities gains of $25.5 million were recorded in the nine months ended September 30, 2008 compared to $5.0 million recorded in the same period in 2007. Most of the net gain in 2008 occurred because of the redemption of Visa Class B stock in conjunction with the Visa IPO in March 2008, resulting in a $22.2 million gain. Sales of preferred equity securities and federal agency securities from the available for sale portfolio in 2008 generated realized losses of $3.5 million and realized gains of $1.1 million, respectively. Also shown below are net gains and losses relating to non-marketable private equity and venture capital investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The minority interest expense pertaining to the securities gains during the first nine months of 2008 and 2007 totaled $660 thousand and $208 thousand, respectively, and was reported in other non-interest expense.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands)	2008	2007	2008	2007

Available for sale:
Preferred equity securities	$—	$(314)	$(3,504)	$(663)
Common stock	(1)	986	(1)	1,807
Other bonds	—	7	1,139	(391)
Non-marketable:
Private equity and venture capital investments	1,150	883	5,650	4,211
Visa Class B stock	—	—	22,196	—

Total investment securities gains, net	$1,149	$1,562	$25,480	$4,964

Non-Interest Expense

	Three Months			Nine Months
	Ended September 30			Ended September 30
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Salaries and employee benefits	$83,766	$77,312	8.3%	$250,023	$230,335	8.5%
Net occupancy	11,861	11,572	2.5	34,735	34,205	1.5
Equipment	6,122	5,761	6.3	18,273	17,875	2.2
Supplies and communication	9,276	8,546	8.5	26,545	25,638	3.5
Data processing and software	14,229	12,697	12.1	41,951	36,657	14.4
Marketing	4,926	4,775	3.2	15,660	13,952	12.2
Loss on purchase of auction rate securities	32,967	—	N.M.	33,266	—	N.M.
Indemnification obligation	2,879	—	N.M.	(5,929)	—	N.M.
Other	18,506	18,430	.4	58,186	53,199	9.4

Total non-interest expense	$184,532	$139,093	32.7%	$472,710	$411,861	14.8%

Non-interest expense for the quarter amounted to $184.5 million, which represented an increase of $45.4 million, or 32.7%, over the expense recorded in the third quarter of last year. Non-interest expense for the current quarter included a non-cash loss of $33.0 million related to the purchase of auction rate securities from customers. The securities were purchased at par value from the customers, and this loss represents the amount by which par value exceeded estimated fair value on the purchase date. Exclusive of this item, non-interest expense would have amounted to $151.6 million, or an increase of $12.5 million over the same period last year. Compared with the third quarter of last year, salaries and benefits expense increased $6.5 million, or 8.3%, resulting partly from increased staffing related to the effects of several growth initiatives, higher incentives earned and increased medical insurance costs. Occupancy costs increased $289 thousand, or 2.5%, compared to the same quarter last year, mainly as a result of higher building services expense. Equipment costs increased $361 thousand, or 6.3%, and supplies and communication expense increased $730 thousand, or 8.5%, as both were affected by certain non-recurring expense reductions recorded in the previous year, totaling $605 thousand combined. Exclusive of these non-recurring reductions in the prior year, equipment expense would have been flat with the prior year, while supplies and communication expense would have shown growth of 4.8%. Data processing expense increased $1.5 million, or 12.1%, mainly due to higher bank card processing costs which increased in relation to higher bank card revenues this quarter. Exclusive of bank card costs, core data processing expense increased 5.1% as a result of investments in new software programs. Marketing costs increased $151 thousand, or 3.2%, while other non-interest expense increased only slightly.

As mentioned in previous reports, also included in non-interest expense are adjustments to the Company’s estimate of its share of certain litigation costs arising from its member bank relationship with Visa. A charge of $21.0 million was recorded in the fourth quarter of 2007 to establish the Company’s obligation for its portion of litigation costs relating to various suits against Visa. The obligation was reduced in the first quarter of 2008 upon the funding of an escrow for these suits in conjunction with Visa’s initial public offering, and was increased in the third quarter of 2008 upon Visa’s settlement of a suit with Discover Financial Services. As a result of these events, the Company recorded an increase of $2.9 million in the obligation in the current quarter, and has recorded an overall reduction in the obligation of $5.9 million during the first nine months of 2008.

Total non-interest expense was $472.7 million in the first nine months of 2008, which was an increase of $60.8 million, or 14.8%, over the first nine months of 2007. As mentioned previously, the current period expense included a non-cash loss of $33.3 million related to the purchase of auction rate securities. Excluding this item, non-interest expense would have been $439.4 million, or an increase of $27.6 million, or 6.7%, over the same period last year. Salaries and benefits expense grew $19.7 million, or 8.5%, due to merit increases, higher incentive payments, and increased medical insurance costs. Full-time equivalent employees totaled 5,202 and 5,077 at September 30, 2008 and 2007, respectively. Occupancy costs grew by $530 thousand, or 1.5%, over the same period last year, mainly as a result of higher real estate taxes and building services expense. Small variances occurred in supplies and communication expense, which increased $907 thousand due to higher courier expense, and in equipment expense, which increased $398 thousand due to higher repair and maintenance costs. Data processing and software expense increased $5.3 million, or 14.4%, due to higher bank card processing fees and software investments. Marketing expense increased $1.7 million, resulting from promotional efforts to attract new deposits and credit card business in the first six months of 2008. Other non-interest expense increased $5.0 million over the first nine months of 2007, partly due to an impairment charge of $2.5 million related to foreclosed land sold in the third quarter of 2008. Other increases occurred in travel and entertainment, recruiting costs, minority interest expense, and credit card rewards expense, partly offset by a decline in professional fees.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30
(In thousands)	2008	2008	2007	2008	2007

Provision for loan losses	$29,567	$18,000	$11,455	$67,567	$28,670

Net loan charge-offs:
Business	1,775	1,049	1,853	2,315	2,546
Real estate-construction	1,217	203	605	2,194	1,475
Real estate-business	257	39	744	1,198	307
Consumer credit card	8,314	7,935	5,331	22,842	17,092
Consumer	6,060	4,530	2,318	14,546	5,996
Home equity	208	136	131	338	241
Real estate-personal	182	73	71	356	125
Overdrafts	721	526	403	1,333	887

Total net loan charge-offs	$18,734	$14,491	$11,456	$45,122	$28,669

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30
	2008	2008	2007	2008	2007

Annualized net loan charge-offs*:
Business	.20%	.12%	.24%	.09%	.11%
Real estate-construction	.69	.12	.34	.42	.29
Real estate-business	.04	.01	.13	.07	.02
Consumer credit card	4.19	4.06	3.15	3.92	3.51
Consumer	1.40	1.09	.57	1.16	.52
Home equity	.17	.12	.12	.10	.07
Real estate-personal	.05	.02	.02	.03	.01
Overdrafts	23.17	19.84	11.05	14.37	9.34

Total annualized net loan charge-offs	.68%	.53%	.44%	.55%	.38%

*	as a percentage of average loans (excluding loans held for sale)

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

Net loan charge-offs in the third quarter of 2008 amounted to $18.7 million, compared with $14.5 million in the prior quarter and $11.5 million in the third quarter of last year. The $7.3 million increase in net charge-offs in the third quarter of 2008 compared to the same quarter of last year was primarily due to increases of $3.0 million in consumer credit card loan net charge-offs and $3.7 million in consumer banking loan net charge-offs. Included in the increase in consumer loan net charge-offs was an increase of $2.7 million in marine and recreational vehicle (RV) loan charge-offs. The current quarter also included a $1.0 million construction loan charge-off and a $1.1 million business loan charge-off. For the third quarter of 2008, annualized net charge-offs on average consumer credit card loans were 4.19%, compared with 4.06% in the previous quarter and 3.15% in the same period last year. Additionally, consumer banking loan net charge-offs for the quarter amounted to 1.40% of average consumer loans, compared to 1.09% in the previous quarter and .57% in the same quarter last year. Annualized charge-offs on marine and RV loans, which comprise approximately 50% of consumer banking loans, were 1.73% of average marine and RV loans in the current quarter, compared to 1.40% in the previous quarter and .57% in the same quarter last year.

The provision for loan losses for the quarter totaled $29.6 million, and was $11.6 million higher than the previous quarter and $18.1 million higher than the third quarter of 2007. The amount of the provision to expense in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. During the current quarter and as a result of its regular review, the Company increased the allowance by $10.8 million, mainly due to increasing levels of watch list loans (including substandard-classed loans) and deteriorating general economic conditions.

Net charge-offs during the first nine months of 2008 amounted to $45.1 million, compared to $28.7 million in the comparable prior year period. The increase occurred because of higher consumer credit card, consumer banking and real estate net loan charge-offs in 2008, which increased $5.8 million, $8.6 million, and $1.8 million, respectively. The provision for loan losses was $67.6 million in the first nine months of 2008 compared to $28.7 million in the same period in 2007. The provision for loan losses in the first nine months of 2008 exceeded net loan charge-offs in the same period by $22.4 million.

The allowance for loan losses at September 30, 2008 amounted to $156.0 million, or 1.42% of total loans (excluding loans held for sale), compared to $133.6 million, or 1.26%, at December 31, 2007 and $133.6 million, or 1.28%, at September 30, 2007. The increase in the allowance compared to previous periods resulted primarily from higher provisions, as noted above. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2008.

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

	September 30	December 31
(Dollars in thousands)	2008	2007

Non-accrual loans:
Business	$5,140	$4,700
Real estate – construction	22,148	7,769
Real estate – business	11,275	5,628
Consumer	1,038	547
Real estate – personal	1,999	1,095

Total non-accrual loans	41,600	19,739

Foreclosed real estate	4,622	13,678

Total non-performing assets	$46,222	$33,417

Non-performing assets to total loans	.42%	.32%
Non-performing assets to total assets	.27%	.21%

Loans past due 90 days and still accruing interest:
Business	$5,917	$1,427
Real estate – construction	1,364	768
Real estate – business	4,403	281
Consumer credit card	11,262	10,664
Consumer	2,093	1,914
Student	13	1
Home equity	441	700
Real estate – personal	6,385	5,131

Total loans past due 90 days and still accruing interest	$31,878	$20,886

Non-accrual loans, which are also considered impaired, totaled $41.6 million at September 30, 2008, and increased $21.9 million over amounts recorded at December 31, 2007. The increase over December 31, 2007 resulted from increases of $14.4 million in construction and $5.6 million in business real estate non-accrual loans. At September 30, 2008 non-accrual loans were comprised mainly of construction loans (53.2%), business real estate loans (27.1%) and business loans (12.4%). Foreclosed real estate declined $9.1 million to a balance of $4.6 million at September 30, 2008. The decline was mainly due to sales of several large properties with a carrying value of $9.8 million at sale date, in addition to a $2.5 million impairment charge on one of the properties sold.

Total loans past due 90 days or more and still accruing interest amounted to $31.9 million as of September 30, 2008, and increased $11.0 million over December 31, 2007. The increase in the past due totals at September 30, 2008 compared to December 31, 2007 resulted mainly from increases of $4.5 million in business, $4.1 million in business real estate and $1.3 million in personal real estate loan delinquencies.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $252.2 million at September 30, 2008 compared with $127.2 million at December 31, 2007, resulting in an increase of 98%. Most of the increase occurred in construction real estate loans, which rose from $36.7 million at year end to $128.4 million at September 30, 2008. The overall balance at September 30, 2008 also included $49.5 million in business real estate loans and $46.1 million in business loans.

Income Taxes

Income tax expense was $9.5 million in the third quarter of 2008, compared to $27.1 million in the second quarter of 2008 and $25.5 million in the third quarter of 2007. The Company’s effective income tax rate was 27.9% in the third quarter of 2008, compared with 32.6% in the second quarter of 2008 and 31.3% in the third quarter of 2007. The lower effective tax rate in the current quarter was the result of lower pre-tax income, largely due to the loss on auction rate securities and the higher loan loss provision recorded in the current quarter. Income tax expense was $67.3 million in the first nine months of 2008 compared to $75.6 million in the previous year, resulting in an effective income tax rate of 31.7% in both periods.

Financial Condition

Balance Sheet

Total assets of the Company were $17.0 billion at September 30, 2008 compared to $16.2 billion at December 31, 2007. Earning assets at September 30, 2008 were $15.7 billion and consisted of 73% in loans and 24% in investment securities, compared to $14.7 billion at December 31, 2007.

During the first nine months of 2008, total period end loans, including held for sale, increased $537.2 million, or 5.0%, compared with balances at December 31, 2007. The increase was primarily the result of growth of $198.9 million in business loans, $158.3 million in student loans, $95.6 million in business real estate loans, $56.0 million in consumer loans, $27.6 million in home equity, and $24.9 million in consumer credit card loans. Growth in business loans was reflective of continued customer demand and higher line of credit usage, while the increase in student lending was due to continued loan originations, the majority of which occurred in the first and third quarters of 2008. Consumer loan growth reflected overall higher lending totals for marine and RV loans, which increased $56.0 million, or 7.0%, over December 31, 2007. However, during the third quarter of 2008, the Company reduced its originations of certain types of marine and RV loans due to current market conditions. Growth in consumer credit cards reflected positive results from marketing promotions during the first six months of 2008.

On an average basis, loans (including held for sale) increased $842.7 million, or 8.1%, during the first nine months of 2008 compared to the same period in 2007. Loan growth occurred in nearly all loan categories, with increases of $433.0 million in business loans, $146.2 million in consumer banking loans, $128.7 million in consumer credit card loans, and $82.7 million in business real estate loans.

Available for sale investment securities, excluding fair value adjustments, increased $544.2 million, or 17.5%, at September 30, 2008 compared to December 31, 2007. This growth was mainly due to increases in municipal obligations and mortgage-backed securities totaling $830.9 million, but offset by a reduction in federal agency securities of $255.8 million. Municipal obligations increased $565.1 million mainly due to the acquisition of auction rate securities in 2008, which totaled $514.4 million, excluding fair value adjustments, at September 30, 2008. Non-marketable securities, mostly consisting of various investments in private equity concerns, Federal Reserve Bank stock and FHLB stock, increased $47.9 million, or 45.4%, partly due to a $30.1 million increase in FHLB stock that was tied to increased borrowings from the FHLB.

On an average basis, available for sale investment securities, excluding fair value adjustments, increased $119.1 million, or 3.7%, during the first nine months of 2008 compared to the same period in 2007. Mortgage-backed securities increased $404.2 million, while federal agency securities decreased $213.9 million.

Total deposits decreased by $239.5 million, or 1.9%, at September 30, 2008 compared to December 31, 2007. The decrease in deposits from year end 2007 balances was partially due to the bank branch sale mentioned above, in which deposits of $85.0 million were sold. On an overall basis, decreases of $356.3 million in certificates of deposit of less than $100,000 and $226.5 million in non-interest bearing demand accounts were offset by increases of $340.8 million in money market deposit accounts as customers shifted out of certificates of deposit and into money market accounts.

On an average basis, total deposits increased $348.3 million, or 2.9%, during the first nine months of 2008 compared to the same period in 2007, mainly due to increases of $102.1 million in jumbo certificates of deposit and $390.6 million in money market accounts. These average increases were partially offset by decreases of $166.9 million in certificates of deposit of less than $100,000.

Compared to 2007 year end balances, total short-term borrowings at September 30, 2008 increased $320.8 million due to an increase of $402.2 million in federal funds purchased, offset by an $81.4 million decrease in repurchase agreements. However, on an average basis, short-term borrowings were lower by $217.0 million during the first nine months of 2008 compared to the same period in 2007, resulting from lower average levels of federal funds purchased. Other borrowings increased $666.9 million over 2007 year end balances due to increases in advances from the FHLB, which were used to fund continued loan growth.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell, as follows:

	September 30	June 30	December 31
(In thousands)	2008	2008	2007

Liquid assets:
Federal funds sold	$186,295	$195,165	$261,165
Securities purchased under agreements to resell	271,000	271,000	394,000
Available for sale investment securities	3,659,488	3,628,061	3,165,020

Total	$4,116,783	$4,094,226	$3,820,185

Federal funds sold and resale agreements totaled $457.3 million at September 30, 2008. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $3.7 billion at September 30, 2008, and included an unrealized net loss of $1.3 million. The overall net loss includes a $46.7 million unrealized loss on mortgage and asset-backed securities held by the banking affiliates and a $48.0 million unrealized gain on common stock held by the Parent. The portfolio includes maturities of approximately $416 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At September 30, 2008, total investment securities pledged for these purposes were as follows:

September 30
(In thousands)	2008

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$181,007
FHLB borrowings and letters of credit	240,077
Repurchase agreements	1,376,411
Other deposits	642,684

Total pledged, at fair value	$2,440,179

At September 30, 2008, the Company’s unpledged securities in the available for sale portfolio totaled approximately $1.2 billion, consisting mainly of municipal obligations, which included $510.0 million of auction rate securities.

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2008, such deposits totaled $8.6 billion and represented 70.2% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time open and certificates of deposit of $100,000 and over totaled $1.7 billion at September 30, 2008. These accounts are normally considered more volatile and higher costing, and comprised 13.4% of total deposits at September 30, 2008.

	September 30	June 30	December 31
(In thousands)	2008	2008	2007

Core deposit base:
Non-interest bearing demand	$1,187,334	$1,398,766	$1,413,849
Interest checking	499,609	448,285	580,048
Savings and money market	6,952,236	7,032,780	6,575,318

Total	$8,639,179	$8,879,831	$8,569,215

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and FHLB advances, as follows:

	September 30	June 30	December 31
(In thousands)	2008	2008	2007

Borrowings:
Federal funds purchased	$528,270	$32,665	$126,077
Securities sold under agreements to repurchase	1,031,705	1,581,136	1,113,142
Federal Reserve treasury auction	—	200,000	—
FHLB advances	1,228,433	853,579	561,475
Subordinated debentures	14,310	14,310	14,310
Other long-term debt	7,767	7,796	7,851

Total	$2,810,485	$2,689,486	$1,822,855

Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.6 billion at September 30, 2008. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $531.7 million at September 30, 2008, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through its treasury auction facility or the discount window, although no such borrowings were outstanding at the current quarter end. The Company also borrows on a secured basis through advances from the FHLB, which totaled $1.2 billion at September 30, 2008. Most of these advances have fixed interest rates and mature in 2008 through 2010. In addition, the Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Other outstanding long-term borrowings relate mainly to the Company’s leasing and venture capital operations.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from either the discount window or the treasury auction facility. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2008:

(In thousands)	September 30, 2008

		Federal
	FHLB	Reserve

Collateral value pledged	$2,262,472	$1,162,501
Advances outstanding	(1,228,433)	—
Letters of credit issued	(772,735)	—

Available for future advances	$261,304	$1,162,501

In addition to those mentioned above, several other sources of liquidity are available. The Company has strong long-term deposit ratings from Moody’s and Standard & Poor’s of Aa2 and A+, respectively. Additionally, its sound commercial paper rating of A-1 from Standard & Poor’s and short-term rating of P-1 from Moody’s would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. Neither the Company nor its principal banking subsidiary, Commerce Bank, N.A., has any subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock.

Cash and cash equivalents (defined as “Cash and due from banks” and “Federal funds sold and securities purchased under agreements to resell” as segregated in the accompanying balance sheets) was $954.3 million at September 30, 2008 compared to $1.3 billion at December 31, 2007. The $374.0 million decrease resulted from changes in the various cash flows produced by the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for September 30, 2008. The cash flow provided by operating activities is considered a very stable source of funds and consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $88.4 million during the first nine months of 2008. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities and changes in the level of the loan portfolio, used total cash of $1.1 billion. Most of the cash outflow was due to $448.8 million in loan growth and $1.9 billion of investment securities purchases, partly offset by $1.3 billion in proceeds from sales, maturities, and pay downs of investment securities. Financing activities provided cash of $667.3 million, resulting from $675.0 million in additional FHLB advances and a net increase of $321.0 million in overnight borrowings. These cash inflows were partly offset by a net decrease of $273.1 million in certificates of deposit and cash dividend payments of $54.0 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below.

			Minimum Ratios
			for
	September 30	December 31	Well-Capitalized
(Dollars in thousands)	2008	2007	Banks

Risk-adjusted assets	$13,881,204	$13,330,968
Tier I capital	1,478,462	1,375,035
Total capital	1,657,181	1,532,189
Tier I capital ratio	10.65%	10.31%	6.00%
Total capital ratio	11.94%	11.49%	10.00%
Leverage ratio	9.11%	8.76%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. During 2008, the Company reduced its purchases under this program, and in the current quarter purchased only 2,000 shares of treasury stock at an average cost of $41.62 per share. At September 30, 2008, 2,903,946 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.25 in the first quarter of 2008, an increase of 5.0% compared to the fourth quarter of 2007, and maintained the same dividend payout in the second and third quarters of 2008. The year 2008 represents the 40th consecutive year of per share dividend increases.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2008 totaled $8.0 billion (including approximately $3.8 billion in unused approved credit card lines of credit). In addition, the Company enters into standby and commercial letters of credit with its business customers. These contracts amounted to $421.1 million and $25.2 million, respectively, at September 30, 2008. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.6 million at September 30, 2008. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During the first nine months of 2008, purchases and sales of tax credits amounted to $31.4 million and $32.5 million, respectively, and at September 30, 2008, outstanding purchase commitments totaled $125.1 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets. These funding commitments amounted to $2.0 million at September 30, 2008. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $1.9 million at September 30, 2008.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2008 and 2007. As mentioned in Note 10 in the notes to the consolidated financial statements, the 2008 and 2007 results in this table reflect a modification to the funds transfer pricing process.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Nine Months Ended September 30, 2008:
Net interest income	$260,379	$153,746	$5,454	$419,579	$16,871	$436,450
Provision for loan losses	(39,426)	(5,814)	—	(45,240)	(22,327)	(67,567)
Non-interest income	133,028	72,137	75,135	280,300	10,186	290,486
Investment securities gains, net	—	—	—	—	25,480	25,480
Non-interest expense	(241,907)	(127,171)	(85,862)	(454,940)	(17,770)	(472,710)

Income (loss) before income taxes	$112,074	$92,898	$(5,273)	$199,699	$12,440	$212,139

Nine Months Ended September 30, 2007:
Net interest income	$257,729	$144,018	$5,716	$407,463	$(6,858)	$400,605
Provision for loan losses	(24,007)	(4,606)	—	(28,613)	(57)	(28,670)
Non-interest income	137,992	62,342	67,794	268,128	5,352	273,480
Investment securities gains, net	—	—	—	—	4,964	4,964
Non-interest expense	(228,071)	(117,670)	(47,858)	(393,599)	(18,262)	(411,861)

Income (loss) before income taxes	$143,643	$84,084	$25,652	$253,379	$(14,861)	$238,518

Increase (decrease) in income before income taxes:

Amount	$(31,569)	$8,814	$(30,925)	$(53,680)	$27,301	$(26,379)

Percent	(22.0)%	10.5%	(120.6)%	(21.2)%	N.M.	(11.1)%

Consumer

For the nine months ended September 30, 2008, income before income taxes for the Consumer segment decreased $31.6 million, or 22.0%, compared to the same period in the prior year. This decrease was due to increases of $13.8 million in non-interest expense and $15.4 million in the provision for loan losses. In addition, non-interest income declined $5.0 million, while net interest income increased $2.7 million. The increase in net interest income resulted mainly from a $60.4 million decline in deposit interest expense, partly offset by a $49.6 million decrease in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolios, in addition to an $8.4 million decrease in loan interest income. The decrease in non-interest income resulted largely from lower deposit account fees (mostly overdraft and return item charges) and lower gains on student loan sales, partly offset by an increase in bank card fee income (primarily debit card and merchant fees). Non-interest expense increased $13.8 million, or 6.1%, over the previous year mainly due to higher bank card transaction fees, salaries expense, teller services fees, corporate management fees and telephone support fees. These increases were partly offset by declines in bank card servicing fees and bank card fraud losses. Net loan charge-offs increased $15.4 million, or 64.2%, in the Consumer segment, with most of the increase due to higher consumer credit card, marine and RV loan charge-offs.

Commercial

For the nine months ended September 30, 2008, income before income taxes for the Commercial segment increased $8.8 million, or 10.5%, compared to the same period in the previous year. Most of the increase was due to a $9.7 million, or 6.8%, increase in net interest income and a $9.8 million increase in non-interest income. The increase in net interest income resulted from lower net allocated funding costs of $52.0 million and lower deposit interest expense of $5.0 million, partly offset by a $47.2 million decline in loan interest income. Non-interest income increased by 15.7% over the previous year largely due to higher deposit account fees (mainly commercial cash management fees) and bank card fees (mainly corporate card fees). Partly offsetting these increases in income was an increase in non-interest expense, which rose $9.5 million, or 8.1%, over the same period in the previous year. This increase included a $2.5 million impairment charge on foreclosed land (sold in the current quarter), in addition to higher salaries expense and bank card servicing fees, party offset by a decline in deposit account processing costs. Net loan charge-offs were $5.8 million in the first nine months of 2008 compared to $4.6 million in the first nine months of 2007.

Money Management

The Money Management segment reported a pre-tax loss of $5.3 million for the first nine months of 2008, which was a decline of $30.9 million compared to pre-tax profitability of $25.7 million in the first nine months of 2007. The loss was the result of an increase in non-interest expense of $38.0 million, which was mainly due to a non-cash loss of $33.0 million related to the purchase of auction rate securities from Capital Markets customers recorded in the third quarter of 2008. The securities were purchased at par value from the customers, and this loss represents the amount by which par value exceeded estimated fair value on the purchase date. In addition, salaries expense increased, while allocated trust processing costs declined. Net interest income, which declined $262 thousand, or 4.6%, from the prior year, was lower due to an $18.1 million decline in income on overnight investments, partly offset by a $9.9 million decline in overnight borrowings expense, a $4.3 million decrease in deposit interest expense and higher assigned net funding credits of $3.4 million. Non-interest income increased $7.3 million, or 10.8%, over the previous year primarily due to higher trust fees and bond trading income.

The Other/elimination category shown in the table above includes support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. For the first nine months of 2008, the pre-tax profitability in this category was $27.3 million higher than in the previous period. The increase was partly due to unallocated amounts recorded in conjunction with the Visa IPO and Discover settlement, which included a securities gain of $22.0 million and a $5.9 million reduction in the indemnification obligation. In addition, net interest income in this category increased $23.7 million partly as a result of higher earnings on the Company’s investment portfolio and lower interest expense on overnight borrowings not allocated to a segment. These effects were partly offset by the higher provision for loan losses shown in this category, resulting from the excess of the overall provision over the actual net charge-offs allocated to the segments. In accordance with the Company’s transfer pricing policies, the excess of the total provision over charge-offs is not allocated to a business segment. The excess provision totaled $22.3 million and related mainly to estimated losses on commercial-type loans.

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

In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, which requires additional disclosures about credit derivatives and guarantees, effective for the December 31, 2008 and subsequent reporting periods. Its provisions require additional disclosures which address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows on the sellers of credit derivatives and certain guarantees subject to FIN 45. The Company does not expect the application of these requirements to have a significant effect on its consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Three Months Ended September 30, 2008 and 2007

	Third Quarter 2008			Third Quarter 2007
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,473,797	$40,857	4.68%	$3,103,903	$53,104	6.79%
Real estate – construction	698,420	8,393	4.78	705,232	13,274	7.47
Real estate – business	2,324,683	33,879	5.80	2,220,136	39,674	7.09
Real estate – personal	1,508,736	21,805	5.75	1,538,279	22,941	5.92
Consumer	1,717,075	30,533	7.07	1,605,879	30,165	7.45
Home equity	479,025	5,683	4.72	446,208	8,538	7.59
Consumer credit card	790,303	21,369	10.76	670,973	21,704	12.83
Overdrafts	12,381	—	—	14,468	—	—

Total loans	11,004,420	162,519	5.88	10,305,078	189,400	7.29

Loans held for sale	352,283	3,774	4.26	293,610	5,049	6.82
Investment securities:
U.S. government and federal agency	117,311	1,204	4.08	397,470	4,049	4.04
State and municipal obligations(A)	700,250	8,763	4.98	595,076	6,645	4.43
Mortgage and asset-backed securities	2,453,686	31,068	5.04	2,095,312	25,292	4.79
Trading securities	23,278	198	3.38	16,343	219	5.32
Other marketable securities(A)	81,552	668	3.26	134,156	2,171	6.42
Non-marketable securities	144,476	2,004	5.52	98,177	1,193	4.82

Total investment securities	3,520,553	43,905	4.96	3,336,534	39,569	4.71

Federal funds sold and securities purchased under agreements to resell	419,628	2,125	2.01	511,834	6,351	4.92

Total interest earning assets	15,296,884	212,323	5.52	14,447,056	240,369	6.60

Less allowance for loan losses	(144,174)			(132,878)
Unrealized gain on investment securities	17,356			13,461
Cash and due from banks	464,422			471,745
Land, buildings and equipment, net	411,578			403,781
Other assets	341,033			325,857

Total assets	$16,387,099			$15,529,022

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$410,201	321	.31	$392,317	540	.55
Interest checking and money market	7,498,605	14,481	.77	7,025,694	30,633	1.73
Time open and C.D.’s of less than $100,000	2,041,276	16,128	3.14	2,389,019	28,541	4.74
Time open and C.D.’s of $100,000 and over	1,554,804	11,542	2.95	1,485,637	18,812	5.02

Total interest bearing deposits	11,504,886	42,472	1.47	11,292,667	78,526	2.76

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,368,050	5,417	1.58	1,628,453	20,277	4.94
Other borrowings(B)	1,103,224	10,011	3.61	346,076	4,209	4.83

Total borrowings	2,471,274	15,428	2.48	1,974,529	24,486	4.92

Total interest bearing liabilities	13,976,160	57,900	1.65%	13,267,196	103,012	3.08%

Non-interest bearing demand deposits	668,191			660,681
Other liabilities	126,280			132,545
Stockholders’ equity	1,616,468			1,468,600

Total liabilities and equity	$16,387,099			$15,529,022

Net interest margin (T/E)		$154,423			$137,357

Net yield on interest earning assets			4.02%			3.77%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 2008 and 2007

	Nine Months 2008			Nine Months 2007
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,509,030	$131,475	5.00%	$3,075,994	$156,998	6.82%
Real estate – construction	694,119	26,783	5.15	670,077	37,436	7.47
Real estate – business	2,280,431	103,853	6.08	2,197,714	116,109	7.06
Real estate – personal	1,515,084	66,310	5.85	1,514,058	67,372	5.95
Consumer	1,676,139	90,131	7.18	1,529,894	84,193	7.36
Home equity	468,060	18,273	5.21	440,030	25,381	7.71
Consumer credit card	779,025	62,265	10.68	650,345	63,260	13.01
Overdrafts	12,387	—	—	12,701	—	—

Total loans	10,934,275	499,090	6.10	10,090,813	550,749	7.30

Loans held for sale	332,134	11,314	4.55	332,944	17,314	6.95
Investment securities:
U.S. government and federal agency	206,627	6,336	4.10	423,310	12,673	4.00
State and municipal obligations(A)	590,902	21,817	4.93	600,622	20,446	4.55
Mortgage and asset-backed securities	2,449,704	92,026	5.02	2,075,947	74,039	4.77
Trading securities	31,834	958	4.02	19,768	719	4.86
Other marketable securities(A)	107,434	2,984	3.71	135,689	6,136	6.05
Non-marketable securities	128,525	5,406	5.62	88,645	3,765	5.68

Total investment securities	3,515,026	129,527	4.92	3,343,981	117,778	4.71

Federal funds sold and securities purchased under agreements to resell	444,042	7,790	2.34	523,747	20,093	5.13

Total interest earning assets	15,225,477	647,721	5.68	14,291,485	705,934	6.60

Less allowance for loan losses	(140,166)			(132,150)
Unrealized gain on investment securities	39,898			18,799
Cash and due from banks	460,038			461,347
Land, buildings and equipment, net	411,778			396,968
Other assets	343,106			304,465

Total assets	$16,340,131			$15,340,914

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$400,551	998	.33	$398,660	1,627	.55
Interest checking and money market	7,363,577	48,771	.88	6,971,670	86,995	1.67
Time open and C.D.’s of less than $100,000	2,181,529	61,855	3.79	2,348,467	82,777	4.71
Time open and C.D.’s of $100,000 and over	1,576,578	42,728	3.62	1,474,521	55,291	5.01

Total interest bearing deposits	11,522,235	154,352	1.79	11,193,318	226,690	2.71

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,471,561	23,051	2.09	1,688,512	64,021	5.07
Other borrowings(B)	944,516	26,368	3.73	225,125	8,033	4.77

Total borrowings	2,416,077	49,419	2.73	1,913,637	72,054	5.03

Total interest bearing liabilities	13,938,312	203,771	1.95%	13,106,955	298,744	3.05%

Non-interest bearing demand deposits	663,087			643,702
Other liabilities	148,510			126,139
Stockholders’ equity	1,590,222			1,464,118

Total liabilities and equity	$16,340,131			$15,340,914

Net interest margin (T/E)		$443,950			$407,190

Net yield on interest earning assets			3.89%			3.81%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	September 30, 2008		June 30, 2008		December 31, 2007
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

200 basis points rising	$8.7	1.46%	$6.1	1.01%	$2.3	.40%
100 basis points rising	4.7	.79	3.7	.60	2.0	.34
100 basis points falling	(3.1)	(.51)	(.8)	(.14)	(1.2)	(.20)

The table above reflects the expectation that the Company’s net interest income would continue to improve as a result of rising rates, however, the Company’s risk to falling rates showed an increase in overall risk. As of September 30, 2008, under a 200 basis point rising rate scenario, net interest income is expected to increase by $8.7 million, compared with increases of $6.1 million and $2.3 million at June 30, 2008 and December 31, 2007, respectively. Under a 100 basis point increase, as of September 30, 2008 net interest income is expected to increase $4.7 million compared with increases of $3.7 million at June 30, 2008 and $2.0 million at December 31, 2007. The Company’s exposure to falling rates during the current quarter increased over the prior quarter, as under a 100 basis point falling rate scenario, net interest income would decrease by $3.1 million compared with an $800 thousand decline in the previous quarter.

As shown in the table above, at September 30, 2008 under the rising rate scenarios, the Company’s net interest income is expected to increase due to several factors, including growth in loan balances with variable rates or short-term fixed rates, and growth in non-maturity deposits, which have lower rates and can re-price upwards more slowly. Also during the third quarter of 2008, certificates of deposit balances, which carry higher rates, declined while other borrowed funds, mostly with lower fixed rates, increased. The same factors which increased the modeled interest income under rising rate scenarios also helped to increase interest rate risk in a falling rate environment. The higher risk to falling rates this quarter was mainly the result of an increase in loans, a decline in federal funds purchased and repurchase agreements, which essentially have variable rates, and an increase in other borrowings, which have fixed rates. However, the fact that rates on such products as interest checking, savings and certain money market accounts were already low, limits further rate declines in the modeling assumptions. The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimize impacts of interest rate risk.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

July 1 – 31, 2008	1,132	$39.34	1,132	2,904,814
August 1 – 31, 2008	668	$44.46	668	2,904,146
September 1 – 30, 2008	200	$45.00	200	2,903,946

Total	2,000	$41.62	2,000	2,903,946

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At September 30, 2008, 2,903,946 shares remain available to be purchased under the current authorization.

Item 6.	EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President & Secretary

Date: November 7, 2008

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 7, 2008

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002