Form 10-K
period 2008-12-31
COMMERCE BANCSHARES INC /MO/
filed 2009-02-26
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008 — Commission File No. 0-2989

COMMERCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-0889454
(State of Incorporation)	(IRS Employer Identification No.)

1000 Walnut, Kansas City, MO (Address of principal executive offices)	64106 (Zip Code)
(816) 234-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered

$5 Par Value Common Stock	NASDAQ Global Select Market

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

Yes ☐  No ☑

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,352,000,000.

As of February 11, 2009, there were 75,911,939 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2009 annual meeting of shareholders, which will be filed within 120 days of December 31, 2008, are incorporated by reference into Part III of this Report.

Commerce Bancshares, Inc.

Form 10-K

PART I

Item 1.	BUSINESS

General

Commerce Bancshares, Inc. (the “Company”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company presently owns all of the outstanding capital stock of one national banking association, which is headquartered in Missouri (the “Bank”). During 2008, two former banking subsidiaries, located in Kansas and Nebraska, were merged into the Bank. The Bank engages in general banking business, providing a broad range of retail, corporate, investment, trust, and asset management products and services to individuals and businesses. The Company also owns, directly or through the Bank, various non-banking subsidiaries. Their activities include underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the Bank), venture capital investment, securities brokerage, mortgage banking, and leasing activities. The Company owns a second tier holding company that is the direct owner of the Bank. A list of the Company’s subsidiaries is included as Exhibit 21.

The Company is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2008, the Company had consolidated assets of $17.5 billion, loans of $11.6 billion, deposits of $12.9 billion, and stockholders’ equity of $1.6 billion. All of the Company’s operations conducted by subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings or securitizations.

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

The Bank’s facilities are located throughout Missouri, Kansas, and central Illinois, and it entered markets in Tulsa, Oklahoma and Denver, Colorado during 2007. Its two largest markets include St. Louis and Kansas City, which serve as the central hubs for the entire company.

The markets the Bank serves, being located in the lower Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, aircraft and general manufacturing, health care, numerous service industries, food production, and agricultural production and related industries. In addition, several of the Illinois markets are located in areas with some of the most productive farmland in the world. The real estate operations of the Bank are centered in its lower Midwestern markets. Historically, these markets have generally tended to be less volatile than in other parts of the country. While a declining national real estate market has resulted in significantly higher real estate loan losses in 2008 for the banking industry, the Bank has avoided much of the market deterioration seen in other areas of the country.

The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. During 2007 the Company completed two acquisitions; acquiring the outstanding stock of South Tulsa Financial Corporation, located in Tulsa, Oklahoma, and Commerce

Bank, located in Denver, Colorado. The Company also completed two acquisitions in 2006; a purchase and assumption transaction with Boone National Savings and Loan Association in Columbia, Missouri, and the acquisition of the outstanding stock of West Pointe Bancorp, Inc. in Belleville, Illinois. For additional information on acquisition and branch disposition activity, refer to pages 18 and 71.

Operating Segments

The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, bank card activities, student lending, and discount brokerage services. It provides services through a network of 217 full-service branches, a widespread ATM network of 404 machines, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2008 this retail segment contributed 52% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, leasing, and international services, as well as business and government deposit and cash management services. In 2008 it contributed 46% of total segment pre-tax income. The Money Management segment provides traditional trust and estate tax planning services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold to individuals and institutional investors through the Capital Markets group, which is also included in this segment. At December 31, 2008 the Money Management segment managed investments with a market value of $10.9 billion and administered an additional $8.5 billion in non-managed assets. Additional information relating to operating segments can be found on pages 48 and 94.

Supervision and Regulation

General

The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHC Act). Under the BHC Act, the Federal Reserve Board’s prior approval is required in any case in which the Company proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHC Act also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking company. Under the BHC Act, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of non-banking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, the Bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA). The Bank has a current CRA rating of “outstanding”.

The Company is required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes regular examinations of the Company and its subsidiaries. The Company’s banking subsidiary is organized as a national banking association and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (FDIC). In addition, there are numerous other federal and state laws and regulations which control the activities of the Company and the Bank, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. If the Company fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain circumstances, criminal penalties. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to employ assets and maximize income.

In addition to its regulatory powers, the Federal Reserve Bank impacts the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have a significant effect on the operating results of financial institutions, most notably on the interest rate environment. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the financial statements of the Company.

Subsidiary Bank

Under Federal Reserve policy, the Company is expected to act as a source of financial strength to its bank subsidiary and to commit resources to support it in circumstances when it might not otherwise do so. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Substantially all of the deposits of the Bank are insured up to the applicable limits by the Bank Insurance Fund of the FDIC. Until recently these limits were $100,000 per insured depositor and $250,000 for retirement accounts. The Emergency Economic Stabilization Act of 2008 (discussed further under “Legislation”) temporarily increased the general depositor limit from $100,000 to $250,000, through December 31, 2009. The Bank also participates in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. Coverage under this program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the federal deposit insurance funds. The Bank’s premiums have been relatively low in recent years. However, the Bank expects premiums to rise to approximately $15.6 million in 2009, as the FDIC replenishes the deposit insurance fund in the wake of recent bank failures and expectations of future failures.

Payment of Dividends

The principal source of the Company’s cash revenues is dividends paid by the Bank. The Federal Reserve Board may prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The OCC limits the payment of dividends by the Bank in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained from the OCC for dividends exceeding these amounts. The payment of dividends by the Bank may also be affected by factors such as the maintenance of adequate capital.

Capital Adequacy

The Company is required to comply with the capital adequacy standards established by the Federal Reserve. These capital adequacy guidelines generally require bank holding companies to maintain minimum total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the “Total Risk-Based Capital Ratio”), with at least one-half of that amount consisting of Tier I, or core capital, and the remaining amount consisting of Tier II, or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, term subordinated debt and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2008 the Bank was “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 97.

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

The Company must also comply with the requirements of the Bank Secrecy Act (BSA). The BSA is designed to help fight drug trafficking, money laundering, and other crimes. Compliance is monitored by the OCC. The BSA was enacted to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, criminal activity. Since its passage, the BSA has been amended several times. These amendments include the Money Laundering Control Act of 1986 which made money laundering a criminal act, as well as the Money Laundering Suppression Act of 1994 which required regulators to develop enhanced examination procedures and increased examiner training to improve the identification of money laundering schemes in financial institutions.

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury department issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as the Company’s broker-dealer subsidiary. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

In October 2008, the Emergency Economic Stabilization Act of 2008 was enacted in response to a global financial crisis spurred by frozen credit markets, institution failures and loss of investor confidence. Under the Act, the Troubled Asset Relief Program (TARP) was created, which authorizes the U.S. Treasury department to spend up to $700 billion to purchase distressed assets and make capital injections into banks. The stated goal of TARP is to improve the liquidity of targeted illiquid, difficult-to-value assets by purchasing them from banks and other financial institutions. Another important goal of TARP is to encourage banks to resume lending again at levels seen before the crisis, loosening credit and improving the market order and investor confidence. The first $350 billion of TARP funds were primarily used to buy preferred stock and warrants of bank applicants. The Company studied the program and made a business decision not to apply for funds under the TARP, believing its earnings, capital and liquidity were strong and sufficient to grow its business in the current challenging banking environment.

As mentioned earlier, the Company has chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, the Company may in future issue senior unsecured debt whose principal and interest payments would be guaranteed by the FDIC. All newly issued debt must be issued on or before June 30, 2009 to be covered. The expiration date of the FDIC’s guarantee is the earlier of the maturity date of the debt or June 30, 2012. The Company has not issued debt under the program. Its debt guarantee limit is 2% of consolidated total liabilities, or approximately $300 million.

Competition

The Company’s locations in regional markets throughout Missouri, Kansas, central Illinois, Tulsa, Oklahoma, and Denver, Colorado, face intense competition from hundreds of financial service providers. The Company competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and consumer lending products. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. The passage of the GLB Act, which removed barriers between banking and the securities and insurance industries, has resulted in greater competition among these industries. The Company generally competes on the basis of customer services and responsiveness to customer needs, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices.

Employees

The Company and its subsidiaries employed 4,666 persons on a full-time basis and 674 persons on a part-time basis at December 31, 2008. The Company provides a variety of benefit programs including a 401K plan as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

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

Statistical Disclosure

The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	21, 56-59
II.	Investment Portfolio	37-39, 75-79
III.	Loan Portfolio
	Types of Loans	26
	Maturities and Sensitivities of Loans to Changes in Interest Rates	27
	Risk Elements	33-37
IV.	Summary of Loan Loss Experience	30-33
V.	Deposits	56-57, 81-82
VI.	Return on Equity and Assets	16
VII.	Short-Term Borrowings	82-83

Item 1a.	RISK FACTORS

Making or continuing an investment in securities issued by Commerce Bancshares, Inc., including its common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect its business and financial results. If any of the following risks actually occur, its business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Commerce Bancshares, Inc.

Difficult market conditions have adversely affected the Company’s industry and may continue to do so.

Given the concentration of the Company’s banking business in the United States, it is particularly exposed to downturns in the U.S. economy. Recent dramatic declines in the housing market, falling home prices, increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to other complex financial instruments and various classes of loans, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased to provide funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Management does not expect that the difficult conditions in the financial markets are likely to improve in the near future and could likely worsen, further negatively affecting the Company’s financial results. In particular, the Company may face the following risks in connection with these events:

•	The Company may face increased regulation of the industry, including as a result of the Emergency Economic Stabilization Act of 2008. Compliance with such regulation may increase costs and limit the ability to pursue business opportunities.

•	Market developments may affect consumer confidence levels and may cause declines in consumer credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates. These could impact the Company’s loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

•	Reduced levels of economic activity may cause declines in financial service transactions and the fees earned by the Company on such transactions.

•	The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future behaviors.

•	The process used to estimate losses inherent in the Company’s credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	The Company may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The performance of the Company is dependent on the economic conditions of the markets in which the Company operates.

The Company’s success is heavily influenced by the general economic conditions of the specific markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides financial services primarily throughout the states of Missouri, Kansas, and central Illinois, and has recently begun to expand into Oklahoma, Colorado and other surrounding states. Since the Company does not have significant presence in other parts of the country, a prolonged economic downturn in these markets could have a material adverse effect on the Company’s financial condition and results of operations.

The soundness of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Transactions with these institutions include overnight and term borrowings, interest rate swap agreements, securities purchased and sold, short-term investments, and other such transactions. As a result of this exposure, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client, while other transactions expose the Company to liquidity risks should funding sources quickly disappear. In addition, the Company’s credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to the Company. There is no assurance that any such losses would not materially and adversely affect results of operations.

Liquidity is essential to the Company’s businesses and it relies on the securities market and other external sources to finance a significant portion of its operations.

Liquidity affects the Company’s ability to meet its financial commitments. The Company’s main source of funding comes from customer deposits, which comprise 82% of its total funding at December 31, 2008. The Company’s other funding sources include the Federal Home Loan Bank and other wholesale providers. Its liquidity could be negatively affected if these funding sources diminish or cease to be available. Factors that the Company cannot control, such as disruption of the financial markets or negative views about the general financial services industry could impair its ability to raise or maintain funding. If it is unable to raise funding, it would likely need to sell assets, such as its investment and trading portfolios, to meet maturing liabilities. The Company may be unable to sell some of its assets on a timely basis, or it may have to sell assets at a discount from market value, either of which could adversely affect results of operations. The Company’s liquidity and funding policies have been designed to ensure that it maintains sufficient liquid financial resources to continue to conduct its business for an extended period in a stressed liquidity environment. If its liquidity and funding policies are not adequate, it may be unable to access sufficient financing to service its financial obligations when they come due, which could have a material adverse franchise or business impact. See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for a discussion of how the Company monitors and manages liquidity risk.

The Company’s asset valuation may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect its results of operations or financial condition.

The Company uses estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact the Company’s future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on results of operations or financial condition.

Valuation methodologies which are particularly susceptible to the conditions mentioned above include those used to value certain securities in the Company’s available for sale investment portfolio such as auction rate securities and non-agency mortgage and asset-backed securities, in addition to non-marketable private equity securities, loans held for sale and intangible assets.

The Company’s investment portfolio values may be adversely impacted by changing interest rates and deterioration in the credit quality of underlying collateral within mortgage and other asset-backed investment securities.

The Company generally invests in securities issued by government-backed agencies or privately issued securities that are highly rated by credit rating agencies at the time of purchase, but are subject to changes in market value due to changing interest rates and implied credit spreads. Certain mortgage and asset-backed securities represent beneficial interests which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets. While these investment securities are highly rated at the time of initial investment, the value of these securities may decline significantly due to actual or expected deterioration in the underlying collateral, especially residential mortgage collateral. Recent market conditions have seen deterioration in fair values for certain types of non-guaranteed mortgage-backed securities. Furthermore, under impairment accounting rules, securities that are determined to have some level of other-than-temporary impairment due to declining expected cash flows, etc., are required to be adjusted to fair value through current earnings, which could result in significant non-cash losses beyond calculated impairments.

The Company is subject to interest rate risk.

The Company’s net interest income is the largest source of overall revenue to the Company, representing 61% of total revenue. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits. Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the

Company’s results of operations. However, any substantial, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

Future loan losses could increase.

The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses that have been incurred at the balance sheet date within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The Company has seen significant increases in losses in its loan portfolio, particularly in residential construction, consumer, and credit card loans, due to the deterioration in the housing industry and general economic conditions. Until the housing sector and overall economy begin to recover, it is likely that these losses will continue. While the Company’s credit loss ratios remain below industry averages, continued economic deterioration and further loan losses may negatively affect its results of operations and could further increase levels of its allowance. In addition, the Company’s allowance level is subject to review by regulatory agencies, that could require adjustments to the allowance. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan loss.

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

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense, and the Company spends considerable time and resources attracting and hiring qualified people for its various business lines and support units. The unexpected loss of the services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Item 1b.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut	256,000	95%	93%
Kansas City, MO
1000 Walnut	403,000	82	36
Kansas City, MO
811 Main	237,000	100	100
Kansas City, MO
8000 Forsyth	178,000	95	92
Clayton, MO
1551 N. Waterfront
Pkwy	120,000	100	32
Wichita, KS

The Bank leases offices in Omaha, Nebraska which house its credit card operations. Additionally, certain other installment loan, trust and safe deposit functions operate out of leased offices in downtown Kansas City. The Company has an additional 211 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 151 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 19, Commitments, Contingencies and Guarantees on page 107.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2008 to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 55	Controller of the Company since December 1995. Prior thereto he was Assistant Controller of the Company. He is Controller of the Company’s subsidiary bank, Commerce Bank, N.A.

Kevin G. Barth, 48	Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank, N.A. since October 1998. Senior Vice President of the Company and Officer of Commerce Bank, N.A. prior thereto.

A. Bayard Clark, 63	Chief Financial Officer and Executive Vice President of the Company since December 1995. Executive Vice President of the Company prior thereto. Treasurer of the Company from December 1995 until February 2007.

Name and Age	Positions with Registrant

Sara E. Foster, 48	Senior Vice President of the Company since February 1998 and Vice President of the Company prior thereto.

David W. Kemper, 58	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. He is Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 55	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.

Charles G. Kim, 48	Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank, N.A. since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.

Seth M. Leadbeater, 58	Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. He has been Vice Chairman of Commerce Bank, N.A. since September 2004. Prior thereto he was Executive Vice President of Commerce Bank, N.A. and President of Commerce Bank, N.A. (Clayton, MO).

Robert C. Matthews, Jr., 61	Executive Vice President of the Company since December 1989. Executive Vice President of Commerce Bank, N.A. since December 1997.

Michael J. Petrie, 52	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 51	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. prior thereto.

V. Raymond Stranghoener, 57	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto. Prior to his employment with the Company in October 1999, he was employed at BankAmerica Corp. as National Executive of the Bank of America Private Bank Wealth Strategies Group. He joined Boatmen’s Trust Company in 1993, which subsequently merged with BankAmerica Corp.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data

The following table sets forth the high and low prices of actual transactions for the Company’s common stock and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2008).

				Cash
	Quarter	High	Low	Dividends

2008	First	$43.43	$36.19	$.238
	Second	43.49	37.55	.238
	Third	50.47	34.76	.238
	Fourth	52.86	35.44	.238

2007	First	$46.05	$42.26	$.227
	Second	44.37	40.51	.227
	Third	43.90	39.26	.227
	Fourth	44.11	39.96	.227

2006	First	$45.38	$42.45	$.212
	Second	45.96	42.62	.212
	Third	44.27	41.99	.212
	Fourth	45.90	41.36	.212

Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market under the symbol CBSH. The Company had 4,512 shareholders of record as of December 31, 2008.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2008. This information has not been restated for the 5% stock dividend in December 2008.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1 – 31, 2008	566	$53.97	566	2,903,380
November 1 – 30, 2008	—	$—	—	2,903,380
December 1 – 31, 2008	25,828	$39.98	25,828	2,877,552

Total	26,394	$40.28	26,394	2,877,552

The Company’s stock purchases shown above were made under a 3,000,000 share authorization by the Board of Directors on February 1, 2008. Under this authorization, 2,877,552 shares remained available for purchase at December 31, 2008.

Performance Graph

The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2003 with dividends invested on a Total Return basis.

Item 6.	SELECTED FINANCIAL DATA

The required information is set forth below in Item 7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Commerce Bancshares, Inc. (the Company) operates as a super-community bank offering an array of sophisticated financial products delivered with high-quality, personal customer service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from approximately 360 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado using delivery platforms which include an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•	Growth in earnings per share – Diluted earnings per share declined 7.8% in 2008 compared to 2007.

•	Growth in total revenue – Total revenue is comprised of net interest income and non-interest income. Total revenue in 2008 grew 6.5% over 2007, which resulted from growth of $54.7 million, or 10.2%, in net interest income coupled with growth of $4.1 million, or 1.1%, in non-interest income. Total revenue has risen 3.9%, compounded annually, over the last five years.

•	Expense control – Non-interest expense grew by 7.2% this year. Salaries and employee benefits, the largest expense component, grew by 8.0%, partly due to increased staffing in areas such as commercial bank card, private banking, and commercial banking, which were part of certain growth initiatives established by the Company in 2007.

•	Asset quality – Net loan charge-offs in 2008 increased $27.1 million over those recorded in 2007, and averaged .64% of loans compared to .42% in the previous year. Total non-performing assets amounted to $79.1 million, an increase of $45.7 million over balances at the previous year end, and represented .70% of loans outstanding.

•	Shareholder return – Total shareholder return, including the change in stock price and dividend reinvestment, was 4.8% over the past 5 years and 7.3% over the past 10 years.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balance sheets):	2008	2007	2006	2005	2004

Return on total assets	1.15%	1.33%	1.54%	1.60%	1.56%
Return on stockholders’ equity	11.83	14.00	15.96	16.19	15.19
Tier I capital ratio	10.92	10.31	11.25	12.21	12.21
Total capital ratio	12.31	11.49	12.56	13.63	13.57
Leverage ratio	9.06	8.76	9.05	9.43	9.60
Equity to total assets	9.69	9.54	9.68	9.87	10.25
Non-interest income to revenue*	38.80	40.85	40.72	40.03	38.84
Efficiency ratio**	63.16	62.72	60.55	59.30	59.16
Loans to deposits***	92.11	88.49	84.73	81.34	78.71
Net yield on interest earning assets (tax equivalent basis)	3.93	3.80	3.92	3.89	3.81
Non-interest bearing deposits to total deposits	5.47	5.45	5.78	6.23	12.47
Cash dividend payout ratio	38.39	33.76	30.19	28.92	28.26

*	Revenue includes net interest income and non-interest income.

**	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

***	Includes loans held for sale.

Selected Financial Data

(In thousands, except per share data)	2008	2007	2006	2005	2004

Net interest income	$592,739	$538,072	$513,199	$501,702	$497,331
Provision for loan losses	108,900	42,732	25,649	28,785	30,351
Non-interest income	375,712	371,581	352,586	334,837	315,839
Investment securities gains, net	30,294	8,234	9,035	6,362	11,092
Non-interest expense	616,113	574,758	525,425	496,522	482,769
Net income	188,655	206,660	219,842	223,247	220,341
Net income per share-basic*	2.50	2.72	2.84	2.77	2.59
Net income per share-diluted*	2.48	2.69	2.80	2.73	2.55
Cash dividends	72,055	68,915	65,758	63,421	61,135
Cash dividends per share*	.952	.907	.847	.790	.721
Market price per share*	43.95	42.72	43.91	45.02	41.30
Book value per share*	20.80	20.26	18.70	17.09	17.20
Common shares outstanding*	75,791	75,386	77,123	78,266	82,967
Total assets	17,532,447	16,204,831	15,230,349	13,885,545	14,250,368
Loans, including held for sale	11,644,544	10,841,264	9,960,118	8,899,183	8,305,359
Investment securities	3,780,116	3,297,015	3,496,323	3,770,181	4,837,368
Deposits	12,894,733	12,551,552	11,744,854	10,851,813	10,434,309
Long-term debt	1,447,781	1,083,636	553,934	269,390	389,542
Stockholders’ equity	1,576,632	1,527,686	1,442,114	1,337,838	1,426,880
Non-performing assets	79,077	33,417	18,223	11,713	18,775

*	Restated for the 5% stock dividend distributed in December 2008.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2008	2007	2006	’08-’07	’07-’06	’08-’07	’07-’06

Net interest income	$592,739	$538,072	$513,199	$54,667	$24,873	10.2%	4.8%
Provision for loan losses	(108,900)	(42,732)	(25,649)	66,168	17,083	154.8	66.6
Non-interest income	375,712	371,581	352,586	4,131	18,995	1.1	5.4
Investment securities gains, net	30,294	8,234	9,035	22,060	(801)	267.9	(8.9)
Non-interest expense	(616,113)	(574,758)	(525,425)	41,355	49,333	7.2	9.4
Income taxes	(85,077)	(93,737)	(103,904)	(8,660)	(10,167)	(9.2)	(9.8)

Net income	$188,655	$206,660	$219,842	$(18,005)	$(13,182)	(8.7)%	(6.0)%

For the year ended December 31, 2008, net income amounted to $188.7 million, a decrease of $18.0 million, or 8.7%, compared to $206.7 million in 2007. The decline in net income was mainly the result of an increase in the provision for loan losses of $66.2 million coupled with a 7.2% increase in non-interest expense, but partly offset by increases in net interest income, investment securities gains and non-interest income. Net interest income increased $54.7 million, or 10.2%, in 2008 compared to 2007, mainly as a result of growth in loans and investment securities, coupled with a large reduction in rates paid on interest bearing liabilities. These effects were partly offset by lower loan yields and higher borrowings. In 2008, net investment securities gains totaled $30.3 million compared to $8.2 million in 2007. Gains in 2008 included a $22.2 million gain on the redemption of Visa, Inc. (Visa) stock and a gain of $7.9 million on the sale of certain auction rate securities (ARS), further described in the Investment Securities Gains section of this discussion.

Non-interest income totaled $375.7 million in 2008, an increase of $4.1 million, or 1.1%, over amounts reported in the previous year and included a $9.4 million impairment charge on certain loans held for sale. Non-interest expense totaled $616.1 million, an increase of $41.4 million, or 7.2%, over 2007. Included in non-interest expense was a non-cash loss of $33.3 million as a result of the Company’s purchase of ARS from its customers in the third quarter of 2008. Non-interest expense also included a $9.6 million reduction in an indemnification obligation for the Company’s share of certain Visa litigation costs, which is discussed further in the Non-Interest Expense section of this discussion. The provision for loan losses totaled $108.9 million in 2008, an increase of $66.2 million, and reflected higher net loan charge-offs, mainly in consumer and consumer credit card loans, and the need to increase loan loss reserves to address inherent risk in the loan portfolio. Income tax expense declined 9.2% in 2008 and resulted in an effective tax rate of 31.1%, which was slightly lower than the effective tax rate of 31.2% in the previous year. The decrease in income tax expense in 2008 compared to 2007 was mainly due to lower pre-tax earnings.

For the year ended December 31, 2007, net income amounted to $206.7 million, a decrease of $13.2 million, or 6.0%, from 2006. Net income in 2007 included a pre-tax charge of $21.0 million recorded in the fourth quarter, related to the Company’s share of certain Visa litigation costs. Exclusive of this item, net income in 2007 amounted to $219.9 million, virtually the same as in 2006. Net interest income increased $24.9 million, or 4.8%, reflecting growth in average loan balances and higher average overall rates earned on loans and investment securities, partly offset by declining average balances in investment securities. Countering these effects was a rise in interest expense on deposit accounts and short-term borrowings, resulting from increases in interest rates on virtually all deposit accounts, coupled with growth in certificate of deposit balances and higher average short-term borrowings. Non-interest income rose $19.0 million, or 5.4%, largely due to increases of 9.1% in bank card fees, 1.6% in deposit account fees, and 9.2% in trust revenues. Exclusive of the Visa charge, non-interest expense grew $28.4 million, or 5.4%, which was mainly the result of a 7.1% increase in salaries and benefits. The provision for loan losses increased $17.1 million to $42.7 million, reflecting higher incurred losses in nearly all loan categories, with the largest increases in business, consumer, and consumer credit card loans. Income tax expense declined 9.8% in 2007 and resulted in an effective tax rate of 31.2%, compared to an effective tax rate of 32.1% in the prior year. The decrease in income tax expense in 2007 occurred mainly due to the change in the mix of taxable and non-taxable income.

The Company acquired two banking franchises during 2007. In April 2007, the Company acquired South Tulsa Financial Corporation. In this transaction, the Company acquired the outstanding stock of South Tulsa and issued shares of Company stock valued at $27.6 million. The Company’s acquisition of South Tulsa added two branch locations in Tulsa, Oklahoma. In July 2007, the Company acquired Commerce Bank in Denver, Colorado. In this transaction, the Company acquired all of the outstanding stock of Commerce Bank for $29.5 million in cash. The acquisition added the Company’s first location in Colorado.

During 2006, the Company also acquired two banks. The first acquisition was in July 2006, when the Company, through a bank subsidiary, acquired certain assets and assumed certain liabilities of Boone National Savings and Loan Association in a purchase and assumption agreement for cash of $19.1 million. Boone operated four branches in central Missouri. In September 2006, the Company acquired the outstanding stock of West Pointe Bancorp, Inc. in Belleville, Illinois, which operated five branch locations in the greater St. Louis area. The total purchase price of $80.5 million consisted of cash of $13.1 million and shares of Company stock valued at $67.5 million.

The transactions discussed above are collectively referred to as “bank acquisitions” throughout the remainder of this report. Additional information about acquired balances and intangible assets recognized is presented below.

	2007		2006
(In millions)	Denver	South Tulsa	Boone	West Pointe

Purchase price	$29.5	$27.6	$19.1	$80.5
Acquired balances:
Total assets	103.9	127.3	126.4	455.1
Loans	74.5	114.7	126.4	255.0
Deposits	72.2	103.9	100.9	381.8
Intangible assets recognized:
Goodwill	15.1	11.9	15.6	38.3
Core deposit premium	4.9	3.4	2.6	14.9
Mortgage servicing rights	—	—	.3	.5

The Company continually evaluates the profitability of its network of bank branches throughout its markets. As a result of this evaluation process, the Company may periodically sell the assets and liabilities of certain branches, or may sell the premises of specific banking facilities. In May 2008, the Company sold its banking branch, including the facility, in Independence, Kansas. In this transaction, approximately $23.3 million in loans, $85.0 million in deposits, and various other assets and liabilities were sold. The Company paid $54.1 million in cash, representing the net liabilities sold, and recorded a pre-tax gain of $6.9 million, representing the approximate premium paid by the buyer. During 2007 and 2006, the Company sold several bank facilities each year, realizing pre-tax gains on these sales of $1.6 million and $579 thousand, respectively.

In February 2009, the Company sold its branch in Lakin, Kansas. In this transaction, the Company sold the bank facility and certain deposits of approximately $6.9 million, and paid cash of approximately $5.6 million.

The Company distributed a 5% stock dividend for the fifteenth consecutive year on December 1, 2008. All per share and average share data in this report has been restated to reflect the 2008 stock dividend.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Current economic conditions may require the use of additional estimates, and some estimates may be subject to a greater degree of uncertainty due to the current instability of the economy. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 157, the Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. SFAS 157, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs) is discussed in more detail in Note 16 to the consolidated financial statements.

Available for sale securities are reported at fair value, with changes in fair value reported in other comprehensive income. Most of the portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $3.4 billion, or 94.6% of the portfolio at December 31, 2008, and were classified as Level 2 measurements. The Company also holds $168.0 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement. The Company periodically evaluates the available for sale portfolio for other-than-temporary impairment. Impairment which is deemed other-than-temporary is reflected in current earnings and reported in investment securities gains and losses in the consolidated statements of income. Evaluation for other-than-temporary impairment includes an analysis of the facts and circumstances of each individual security such as the severity of loss, the length of time the fair value has been below cost, the creditworthiness of the issuer, and the Company’s intent and ability to hold the security to maturity. Impairment is measured using a cash flows modeling technique whose results are highly dependent on estimates of default rates, loss severities, and prepayment speeds. Future economic trends which signal changes to these estimates may have a negative effect on results of operations.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity and venture capital investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $55.4 million at December 31, 2008. Changes in fair value are reflected in current earnings, and reported in investment securities gains and losses in the consolidated statements of income. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

	2008			2007

	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$57,585	$(137,217)	$(79,632)	$77,356	$14,896	$92,252
Loans held for sale	1,741	(8,713)	(6,972)	412	(260)	152
Investment securities:
U.S. government and federal agency obligations	(9,129)	63	(9,066)	(8,190)	1,878	(6,312)
State and municipal obligations	4,582	3,135	7,717	8,058	251	8,309
Mortgage and asset-backed securities	17,036	6,090	23,126	(3,547)	9,520	5,973
Other securities	942	(2,396)	(1,454)	(3,126)	(2,090)	(5,216)
Federal funds sold and securities purchased under agreements to resell	(4,848)	(12,746)	(17,594)	11,852	(1,608)	10,244
Interest earning deposits with banks	198	—	198	—	—	—

Total interest income	68,107	(151,784)	(83,677)	82,815	22,587	105,402

Interest expense
Interest bearing deposits:
Savings	42	(923)	(881)	(5)	(132)	(137)
Interest checking and money market	7,117	(61,197)	(54,080)	8,541	11,248	19,789
Time open and C.D.’s of less than $100,000	(9,775)	(23,860)	(33,635)	11,563	13,970	25,533
Time open and C.D.’s of $100,000 and over	7,566	(25,640)	(18,074)	9,001	6,357	15,358
Federal funds purchased and securities sold under agreements to repurchase	(16,534)	(41,845)	(58,379)	10,826	2,484	13,310
Other borrowings	38,018	(13,888)	24,130	5,346	(315)	5,031

Total interest expense	26,434	(167,353)	(140,919)	45,272	33,612	78,884

Net interest income, fully taxable equivalent basis	$41,673	$15,569	$57,242	$37,543	$(11,025)	$26,518

Net interest income totaled $592.7 million in 2008, representing an increase of $54.7 million, or 10.2%, compared to $538.1 million in 2007. On a tax equivalent basis, net interest income totaled $604.1 million and increased $57.2 million, or 10.5%, over the previous year. This increase was mainly the result of lower rates paid on deposits and other borrowings, coupled with higher average loan and investment securities balances during the year. The net yield on earning assets (tax equivalent) was 3.93% in 2008 compared with 3.80% in the previous year.

Interest income on loans (tax equivalent) declined $86.6 million due to lower rates earned on virtually all lending products but offset by higher loan balances, especially in business, consumer and consumer credit card loans. The lower rates earned on the loan portfolio were related to the actions taken by the Federal Reserve Bank during 2008 to reduce interest rate levels, which caused the Company’s portfolio to re-price quickly. Tax equivalent interest earned on investment securities increased by $20.3 million, or 12.7%, due to higher average balances of mortgage-backed and municipal securities, coupled with higher rates earned on these investments. Included in municipal securities were the Company’s purchases of auction rate securities in the third quarter of 2008, which increased interest income. The majority of these securities were sold in the fourth quarter. Interest earned on federal funds sold and resale agreement assets declined $17.6 million, mainly due to lower average balances coupled with much lower overnight rates. Average rates (tax equivalent) earned on interest earning assets in 2008 decreased to 5.60% compared to 6.56% in the previous year, or a decline of 96 basis points.

Interest expense on deposits decreased $106.7 million, mainly the result of much lower rates paid on all deposit products but partly offset by the effects of higher average balances of money market accounts and certificates of deposit of $100,000 and over. Average rates paid on deposit balances declined 100 basis points from 2.68% in 2007 to 1.68% in 2008. Interest expense on borrowings declined $34.2 million, or 35.2%, mainly as a result of lower rates paid and lower average balances of federal funds purchased and repurchase agreement borrowings. Also, while advances from the Federal Home Loan Bank and the Federal Reserve’s Term Auction Facility increased on average by $788.3 million, rates on these borrowings dropped significantly in 2008. The average rate paid on interest bearing liabilities decreased to 1.83% compared to 3.01% in 2007.

Net interest income in 2007 increased $24.9 million, or 4.8%, to $538.1 million, compared to $513.2 million in 2006. On a tax equivalent basis, net interest income increased $26.5 million, or 5.1%, in 2007 compared to 2006. The increase in net interest income in 2007 compared to 2006 was due mainly to growth in interest on loans, investment securities and short-term investments, offset by higher interest expense on deposit accounts and borrowings. The increase in interest income on loans was the result of increases in both rates and balances of virtually all loan products. The effect on rates was mainly due to Federal Reserve rate increases in 2006 which impacted average balances and earnings for the full year in 2007. The growth in average balances partly resulted from bank acquisitions occurring in 2007 and 2006, which increased average loan balances by $337.8 million in 2007. Tax equivalent interest earned on investment securities increased by 1.8% due to higher rates earned on mortgage and asset-backed securities and U.S. government and federal agency securities, but was partly offset by lower overall average balances. Interest earned on federal funds sold and resale agreement assets rose by $10.2 million, mainly due to higher average balances in overnight resale agreements. Average rates earned on total interest earning assets in 2007 increased to 6.56% compared to 6.32% in the previous year.

Interest expense on deposits increased $60.5 million in 2007 over 2006 due to higher average balances of money market accounts and short-term certificates of deposit, in addition to higher rates paid on most deposit products. Interest expense on borrowings increased $18.4 million over 2006. This growth resulted from an increase of $350.6 million in average balances, mainly in securities sold under repurchase agreements and Federal Home Loan Bank advances, coupled with higher average rates paid on the repurchase agreements. The average rate paid on interest bearing liabilities increased to 3.01% compared to 2.63% in 2006. The tax adjusted net yield on earning assets totaled 3.80% in 2007 and 3.92% in 2006.

Provision for Loan Losses

The provision for loan losses totaled $108.9 million in 2008, up from $42.7 million in the previous year, or an increase of $66.2 million. In 2006 the provision totaled $25.6 million. The growth in the provision in 2008 was the result of deteriorating economic conditions affecting the Company’s loan portfolio, higher watch list loans totals, and increasing loan losses experience, especially in consumer and consumer credit card loans, during 2008. As a result, the Company increased its allowance for loan losses by $39.0 million in 2008. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2008	2007	2006	’08-’07	’07-’06

Deposit account charges and other fees	$110,361	$117,350	$115,453	(6.0)%	1.6%
Bank card transaction fees	113,862	103,613	94,928	9.9	9.1
Trust fees	80,294	78,840	72,180	1.8	9.2
Trading account profits and commissions	14,268	8,647	8,132	65.0	6.3
Consumer brokerage services	13,553	12,445	9,954	8.9	25.0
Loan fees and sales	(2,413)	8,835	10,503	N.M.	(15.9)
Other	45,787	41,851	41,436	9.4	1.0

Total non-interest income	$375,712	$371,581	$352,586	1.1%	5.4%

Non-interest income as a % of total revenue*	38.8%	40.8%	40.7%
Total revenue per full-time equivalent employee	$185.6	$179.0	$175.5

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $375.7 million, an increase of $4.1 million or 1.1%, compared to $371.6 million in 2007. Non-interest income included an impairment charge of $9.4 million, recorded in loan fees and sales, on certain student loans held for sale. The Company has agreements to sell its portfolio of originated student loans to various student loan servicing agencies. Due to uncertainties surrounding some of these agencies’ ability to fulfill these contracts in the future, the Company adjusted a portion of the portfolio, totaling $206.1 million, to fair value, and recorded the above mentioned impairment charge. Bank card fee income grew by $10.2 million, or 9.9%, due to solid growth in debit card and corporate credit card fee income, which grew by 9.4% and 28.6%, respectively. However, deposit fees declined by $7.0 million, or 6.0%, mainly due to a decrease of $10.4 million in deposit account overdraft fees. This decline was partly offset by growth in corporate cash management fee income, which increased $4.5 million, or 17.2%. Trust fee income grew by $1.5 million, or 1.8%, and was especially affected in the fourth quarter by lower market values of the trust assets on which fees are based. Market values of total trust assets at year end 2008 were 14.6% lower than at year end 2007. Consumer brokerage services revenue grew by $1.1 million, or 8.9%, on higher bond sales and annuity commissions. Bond trading income increased $5.6 million, or 65.0%, due to increased sales volumes from its correspondent bank and commercial customers. Other non-interest income rose $3.9 million over the prior year, largely due to a $6.9 million gain on the sale of a bank branch. Additional increases occurred in cash sweep commission income and fair value gains on interest rate swaps. These were partly offset by a $1.1 million impairment charge on an office building held for sale, in addition to declines in official check sales and equipment rental income.

In 2007, non-interest income increased $19.0 million, or 5.4%, to $371.6 million. Compared to 2006, deposit account fees increased $1.9 million, or 1.6%, as a result of higher corporate cash management fees, which grew by $2.8 million, or 12.2%. This growth was partly offset by a slight decline in deposit account overdraft fees. Bank card fees rose $8.7 million, or 9.1% overall, primarily due to growth in debit card and corporate card fee income, which grew by 12.2% and 30.0%, respectively. Trust fees increased $6.7 million, or 9.2%, due to an 8.3% increase in private client account fees and a 14.7% increase in corporate and institutional trust account fees. Bond trading income rose $515 thousand due to an increase in underwriting fees on customer debt issues, in addition to higher corporate and correspondent bank sales. Consumer brokerage services revenue rose $2.5 million, or 25.0%, mainly due to growth in annuity commissions and mutual fund fees. Loan fees and sales decreased by $1.7 million as gains on sales of student loans declined from $6.3 million in 2006 to $4.5 million in 2007, which resulted from narrowing profit margins on loans sold to various servicing agencies. Other non-interest income rose $415 thousand over the prior year, largely due to increases of $1.1 million in cash sweep commission income and $1.0 million in gains on sales of various bank facilities. These increases were partly offset by impairment losses of $1.3 million recorded on several properties and the receipt in 2006 of $1.2 million in non-recurring income from an equity investment held by Commerce Bancshares, Inc., the parent holding company (the “Parent”).

Investment Securities Gains, Net

Net gains and losses on investment securities during 2008, 2007 and 2006 are shown in the table below. Included in these amounts are gains and losses arising from sales of bonds from the Bank’s available for sale portfolio and sales of publicly traded equity securities held by the Parent. Also shown are gains and losses relating to non-marketable private equity and venture capital investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. Minority interest expense pertaining to these net gains is reported in other non-interest expense, and totaled $299 thousand, $389 thousand, and $2.2 million in 2008, 2007 and 2006, respectively.

Net securities gains of $30.3 million were recorded in 2008, compared to $8.2 million in 2007 and $9.0 million in 2006. Most of the net gain in 2008 occurred because of Visa’s redemption of certain Class B stock held by its former member banks. The redemption occurred in conjunction with an initial public offering by Visa in March 2008. Approximately 500 thousand shares of the Company’s Class B stock were redeemed, which resulted in a $22.2 million gain. Also, in December 2008, $341.4 million in auction rate securities were sold in exchange for federally guaranteed student loans, resulting in a gain of $7.9 million. Preferred equity securities issued by the Student Loan Marketing Association and the Federal National Mortgage Association, totaling $20.7 million, were sold early in the year for a loss of $3.5 million.

(Dollars in thousands)	2008	2007	2006

Available for sale:
Preferred equity securities	$(3,504)	$(663)	$—
Common stock	(296)	2,521	—
Auction rate securities	7,861	—	—
Other bonds	1,140	1,069	(2,083)
Non-marketable:			—
Private equity and venture investments	2,897	5,307	8,278
Visa Class B stock	22,196	—	—
MasterCard stock	—	—	2,840

Total investment securities gains, net	$30,294	$8,234	$9,035

Non-Interest Expense

				% Change
(Dollars in thousands)	2008	2007	2006	’08-’07	’07-’06

Salaries	$286,161	$265,378	$244,887	7.8%	8.4%
Employee benefits	47,451	43,390	43,386	9.4	—
Net occupancy	46,317	45,789	43,276	1.2	5.8
Equipment	24,569	24,121	25,665	1.9	(6.0)
Supplies and communication	35,335	34,162	32,670	3.4	4.6
Data processing and software	56,387	50,342	51,601	12.0	(2.4)
Marketing	19,994	18,199	17,317	9.9	5.1
Loss on purchase of auction rate securities	33,266	—	—	N.M.	N.M.
Indemnification obligation	(9,619)	20,951	—	N.M.	N.M.
Other	76,252	72,426	66,623	5.3	8.7

Total non-interest expense	$616,113	$574,758	$525,425	7.2%	9.4%

Efficiency ratio	63.2%	62.7%	60.6%
Salaries and benefits as a % of total non-interest expense	54.1%	53.7%	54.9%
Number of full-time equivalent employees	5,217	5,083	4,932

Non-interest expense was $616.1 million in 2008, an increase of 7.2% over the previous year. Salaries and benefits expense grew by $24.8 million, or 8.0%, due to merit increases, higher incentive payments, and increased medical insurance costs. In addition, increased salary costs resulted from higher staffing in areas such as commercial bank card, private banking, and commercial banking, which were part of certain growth initiatives established by the Company in 2007. Occupancy, supplies and communication, and equipment costs grew by 1.2%, 3.4%, and 1.9%, respectively, and were well controlled. Occupancy costs increased mainly as a result of higher building services and repairs expense. Equipment expense grew mainly due to higher repairs and maintenance expense, partly offset by a decline in equipment depreciation expense. Supplies and communication costs were higher due to increased costs for supplies and courier expense. Data processing and software expense increased $6.0 million, or 12.0%, mainly due to higher bank card processing costs which increased in relation to higher bank card revenues. Exclusive of bank card costs, core data processing expense increased $2.1 million, or 6.7%, over the prior year due to investments in new software and servicing systems. Marketing expense also rose by $1.8 million, or 9.9%, over the prior year mainly related to deposit account product marketing and other campaigns supporting Company initiatives. Other non-interest expense increased $3.8 million, or 5.3%, in 2008 partly due to an impairment charge of $2.5 million related to foreclosed land sold in the third quarter of 2008. Other increases occurred in travel and entertainment, FHLB letter of credit fees, and credit card rewards expense. Partly offsetting these increases were declines in professional fees and leased equipment depreciation.

Non-interest expense in 2008 included a $33.3 million non-cash loss related to the purchase of auction rate securities from customers in the third quarter. The securities were purchased at par value from the customers, and this loss represents the amount by which par value exceeded estimated fair value on the purchase date. Most of these securities were subsequently sold in the fourth quarter, and the gain relating to that transaction was recorded in investments securities gains, as noted above.

Also included in non-interest expense are adjustments to the Company’s estimate of its share of certain litigation costs arising from its member bank relationship with Visa. A non-cash expense charge of $21.0 million was recorded in the fourth quarter of 2007 to establish the Company’s obligation for its portion of litigation costs relating to various suits against Visa. The obligation was reduced in the first quarter of 2008 upon the funding of an escrow account for these suits, in conjunction with Visa’s initial public offering. The obligation was subsequently adjusted during the year to reflect changes in estimates of litigation costs and additional escrow funding. As a result of these adjustments, an overall reduction in the obligation of $9.6 million was recorded during 2008.

In 2007, non-interest expense was $574.8 million, which included the charge of $21.0 million related to the Visa indemnification obligation. Excluding this charge, non-interest expense was $553.8 million in 2007, and grew 5.4% over 2006. Salaries and benefits expense grew by $20.5 million, or 7.1%, due to merit increases, incentive compensation, payroll taxes and the effects of the 2007 and 2006 bank acquisitions, which contributed $5.4 million of this increase. Partly offsetting these increases was a decline in employee group medical plan expense, resulting from favorable claims experience. Occupancy expense increased by $2.5 million, or 5.8%, over 2006 mainly as a result of seasonal maintenance costs, higher building depreciation and real estate taxes. Higher rent income from tenants, resulting from an increase in overall building occupancy, partly offset these expenses. Equipment expense declined by $1.5 million, or 6.0%, mainly due to declines in depreciation expense on data processing equipment and maintenance contract expense, in addition to relocation costs of a check processing function in 2006. Supplies and communication costs grew by $1.5 million, or 4.6%, mainly due to higher costs for supplies, postage and courier expense, partly offset by a decline in data network expense. Data processing and software expense declined $1.3 million, or 2.4%, mainly due to lower license costs related to online banking systems and a decline in bank card processing fees. A smaller variance occurred in marketing expense, which increased $882 thousand, or 5.1%, over the prior year. Other non-interest expense increased $5.8 million, or 8.7%, in 2007 due to increases in intangible asset amortization (resulting from recent bank acquisitions), bank card and other fraud losses, and dues and subscription expense. Partly offsetting these increases were declines in minority interest expense and foreclosed property expense.

Income Taxes

Income tax expense was $85.1 million in 2008, compared to $93.7 million in 2007 and $103.9 million in 2006. Income tax expense in 2008 decreased 9.2% from 2007, compared to an 8.9% decrease in pre-tax income. The effective tax rate was 31.1%, 31.2% and 32.1% in 2008, 2007 and 2006, respectively. The Company’s effective tax rates in those years were lower than the federal statutory rate of 35% mainly due to tax-exempt interest on state and municipal obligations.

Financial Condition

Loan Portfolio Analysis

A schedule of average balances invested in each category of loans appears on page 56. Classifications of consolidated loans by major category at December 31 for each of the past five years are as follows. In 2008, the Company acquired a portfolio of student loans which it intends to hold until maturity, which is shown in the table below. The Company’s portfolio of originated student loans was classified as held for sale in 2006, and is included in the table below only for years 2004 and 2005. Refer to the following section, Loans Held for Sale, for information regarding originated student loans.

	Balance at December 31
(In thousands)	2008	2007	2006	2005	2004

Business	$3,404,371	$3,257,047	$2,860,692	$2,527,654	$2,246,287
Real estate – construction and land	837,369	668,701	658,148	424,561	427,124
Real estate – business	2,137,822	2,239,846	2,148,195	1,919,045	1,743,293
Real estate – personal	1,638,553	1,540,289	1,478,669	1,352,339	1,329,568
Consumer	1,615,455	1,648,072	1,435,038	1,287,348	1,193,822
Home equity	504,069	460,200	441,851	448,507	411,541
Student	358,049	—	—	330,238	357,991
Consumer credit card	779,709	780,227	648,326	592,465	561,054
Overdrafts	7,849	10,986	10,601	10,854	23,673

Total loans	$11,283,246	$10,605,368	$9,681,520	$8,893,011	$8,294,353

In December 2008, the Company elected to reclassify certain segments of its real estate, business, and consumer portfolios. The reclassifications were made to better align the loan reporting with its related collateral and purpose. Amounts reclassified to real estate construction and land pertained mainly to commercial or residential land and lots which were held by borrowers for future development. Amounts reclassified to personal real estate related mainly to one to four family rental property secured by residential mortgages. The table below shows the effect of the reclassifications on the various lending categories as of the transfer date. Because the information was not readily available and it was impracticable to do so, prior periods were not restated.

Effect of
(In thousands)	reclassification

Business	$(55,991)
Real estate – construction and land	158,268
Real estate – business	(214,071)
Real estate – personal	142,093
Consumer	(30,299)

Net reclassification	$—

The contractual maturities of loan categories at December 31, 2008, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,879,301	$1,321,504	$203,566	$3,404,371
Real estate – construction and land	527,974	282,944	26,451	837,369
Real estate – business	575,279	1,287,961	274,582	2,137,822
Real estate – personal	188,639	391,782	1,058,132	1,638,553

Total business and real estate loans	$3,171,193	$3,284,191	$1,562,731	8,018,115

Consumer(1)				1,615,455
Home equity(2)				504,069
Student(3)				358,049
Consumer credit card(4)				779,709
Overdrafts				7,849

Total loans, net of unearned income				$11,283,246

Loans with fixed rates	$664,714	$1,714,646	$479,711	$2,859,071
Loans with floating rates	2,506,479	1,569,545	1,083,020	5,159,044

Total business and real estate loans	$3,171,193	$3,284,191	$1,562,731	$8,018,115

(1) Consumer loans with floating rates totaled $88.5 million.
(2) Home equity loans with floating rates totaled $497.1 million.
(3) All student loans have floating rates.
(4) Consumer credit card loans with floating rates totaled $709.0 million.

Total loans at December 31, 2008 were $11.3 billion, an increase of $677.9 million, or 6.4%, over balances at December 31, 2007. Excluding the effects of the reclassification mentioned above, loan growth during 2008 came principally from business, business real estate, and student loans. Business loans grew $203.3 million, or 6.2%, reflecting continued customer demand and higher line of credit usage. Lease balances, which are included in the business category, increased $32.2 million, or 11.7%, compared with the previous year end balance, as equipment financing remained strong. Business real estate loans rose $112.0 million, or 5.0%, and construction loans increased $10.4 million, or 1.6%. The increase in construction loans pertained to commercial construction, as opposed to land development and residential construction, which declined approximately $40 million in 2008. Consumer loans declined $2.3 million, partly as a result of a decline in automobile lending, but offset by growth in marine and recreational vehicle loans, which grew $27.6 million. Beginning in the third quarter, the Company elected to reduce its originations of certain types of marine and recreational vehicle loans due to current market conditions. Personal real estate loans decreased by $43.8 million, or 2.8%, while consumer credit card loans decreased slightly by $518 thousand. During 2008, home equity loans increased $43.9 million, or 9.5%, due to an increase in new account activations. In December 2008, the Company acquired $358.5 million of federally guaranteed student loans from a student loan agency in exchange for certain auction rate securities acquired by the Company in the previous quarter, and issued by that agency. The loans, which have an average estimated life of approximately seven years, were recorded at fair value, which resulted in a discount from their face value of approximately 2.5%. The Company intends to hold these loans to maturity.

Period end loans increased $923.8 million, or 9.5%, in 2007 compared to 2006, resulting from increases in business, business real estate, personal real estate, consumer and credit card loans.

The Company currently generates approximately 31% of its loan portfolio in the St. Louis market, 30% in the Kansas City market, and 39% in various other regional markets. The portfolio is diversified from a business and retail standpoint, with 57% in loans to businesses and 43% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

Business

Total business loans amounted to $3.4 billion at December 31, 2008 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. This portfolio also includes sales type and direct financing leases totaling $308.2 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases comprise 2.7% of the Company’s total loan portfolio. Business loans are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado and Ohio. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The Company participates in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $4.4 million in both 2008 and in 2007. Non-accrual business loans were $4.0 million (.1% of business loans) at December 31, 2008 compared to $4.7 million at December 31, 2007. Included in these totals were non-accrual lease-related loans of $1.0 million and $167 thousand at December 31, 2008 and 2007, respectively. Growth opportunities in business loans will largely depend on economic and market conditions affecting businesses and their ability to grow and invest in new capital, and the Company’s own solicitation efforts in attracting new, high quality loans. Asset quality is, in part, a function of management’s consistent application of underwriting standards and credit terms through stages in economic cycles. Therefore, portfolio growth in 2009 will be dependent upon 1) the strength of the economy, 2) the actions of the Federal Reserve with regard to targets for economic growth, interest rates, and inflationary tendencies, and 3) the competitive environment.

Real Estate-Construction and Land

The portfolio of loans in this category amounted to $837.4 million at December 31, 2008 and comprised 7.4% of the Company’s total loan portfolio. The table below shows the Company’s holdings of the major types of construction loans.

	Balance at
	December 31
(In thousands)	2008	% of Total

Residential land and land development	$139,726	16.7%
Residential construction	141,405	16.9
Commercial land and land development	246,335	29.4
Commercial construction	309,903	37.0

Total real estate-construction and land loans	$837,369	100.0%

These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiaries. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger speculative office properties remains low. Commercial land and land development loans relate to land owned or developed for use in conjunction with business properties. The largest percentage of residential construction and land development loans are for projects located in the Kansas City and St. Louis metropolitan areas. Credit exposure in this sector has risen over the last two years, especially in residential construction and land development lending, as a result of the slowdown in the housing industry and worsening economic conditions. Net loan charge-offs increased to $6.2 million in 2008, compared to net charge-offs of $2.0 million in 2007. The increase in net charge-offs in 2008 was mainly related to charge-offs of $4.3 million on four specific loans. In addition, construction and land loans on non-accrual status rose to $48.9 million at year end 2008, compared to $7.8 million at year end 2007. Much of the increase was the result of placing a $19.9 million residential construction loan within our market on non-accrual status in December 2008. The remainder of the non-accrual balance is composed of approximately 14 borrowers, whose loan balances range from $700 thousand to $6.6 million. The Company’s watch list, which includes special mention and substandard categories, includes $124.7 million of residential land and construction loans which are being closely monitored.

Real Estate-Business

Total business real estate loans were $2.1 billion at December 31, 2008 and comprised 18.9% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied and income producing commercial real estate properties, which present lower risk levels. The borrowers and/or the properties are generally located in the local and regional markets of the affiliate banks. At December 31, 2008, non-accrual balances amounted to $13.1 million, or .6% of the loans in this category, up from $5.6 million at year end 2007. The Company experienced net charge-offs of $2.2 million in 2008, compared to net charge-offs of $1.1 million in 2007.

Real Estate-Personal

At December 31, 2008, there were $1.6 billion in outstanding personal real estate loans, which comprised 14.5% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and may from time to time retain certain fixed rate loans (typically 15-year fixed rate loans) as directed by its Asset/Liability Management Committee. Other fixed rate loans in the portfolio have resulted from previous bank acquisitions. The Company does not purchase loans from outside parties or brokers, and has never maintained or promoted subprime or reduced document products. At December 31, 2008, 59% of the portfolio was comprised of adjustable rate loans while 41% was comprised of fixed rate loans. Levels of mortgage loan origination activity declined in 2008 compared to 2007, with originations of $181 million in 2008 compared with $283 million in 2007. Growth in mortgage loan originations was constrained in 2008 as a result of the deteriorating economy, slower housing starts, and lower resales within the Company’s markets. The Company has not experienced significant loan losses in this category, and believes this is partly because it does not offer subprime lending products or purchase loans from brokers. While loan losses have remained low during the year, the Company saw an increase in losses in the fourth quarter of 2008, and recorded net loan charge-offs of $1.4 million in that quarter. Net loan charge-offs for 2008 amounted to $1.7 million, compared to $139 thousand in the previous year. The non-accrual balances of loans in this category increased to $8.4 million at December 31, 2008, compared to $1.1 million at year end 2007.

Personal Banking

Total personal banking loans, which include consumer, student and revolving home equity loans, totaled $2.5 billion at December 31, 2008 and, excluding the reclassification mentioned above, increased 19.0% during 2008. These categories comprised 22.0% of the total loan portfolio at December 31, 2008. Consumer loans consist of auto, marine, tractor/trailer, recreational vehicle (RV) and fixed rate home equity loans, and totaled $1.6 billion at year end 2008. Approximately 70% of consumer loans outstanding were originated indirectly from auto and other dealers, while the remaining 30% were direct loans made to consumers. Approximately 29% of the consumer portfolio consists of automobile loans, 51% in marine and RV loans and 9% in fixed rate home equity lending. As mentioned above, total consumer loans declined $2.3 million in 2008 as a result of a decline in auto lending, which decreased $15.6 million, or 3.2%, but was offset by a $27.6 million increase in marine and RV lending. Since July 2008 and in conjunction with the Company’s decision to reduce marine and RV originations, these loans have declined $38.7 million. Net charge-offs on consumer loans were $21.4 million in 2008 compared to $9.5 million in 2007. Net charge-offs increased to 1.3% of average consumer loans in 2008 compared to .6% in 2007. The increase in net charge-offs in 2008 compared to 2007 was mainly due to higher marine and RV charge-offs. Net charge-offs on marine and RV loans were $9.9 million higher in 2008 compared to 2007, and were 1.7% of average marine and RV loans in 2008 compared to .6% in 2007.

Revolving home equity loans, of which 99% are adjustable rate loans, totaled $504.1 million at year end 2008. An additional $690.8 million was outstanding in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination, although a small percentage may permit borrowing up to 100% of appraised value.

As mentioned previously, in December 2008, the Company acquired federally guaranteed student loans from a student loan agency in exchange for certain auction rate securities issued by that agency. At December 31, 2008, these student loans totaled $358.0 million.

Consumer Credit Card

Total consumer credit card loans amounted to $779.7 million at December 31, 2008 and comprised 6.9% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 63% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. Approximately 91% of the outstanding credit card loans have a floating interest rate. Net charge-offs amounted to $31.5 million in 2008, which was a $7.8 million increase over 2007. While the annual ratio of net credit card loan charge-offs to total average credit card loans totaled 4.1% in 2008 compared to 3.6% in 2007, annualized 2008 fourth quarter net credit card charge-offs on average loans increased to 4.5%. These ratios, however, remain below national loss averages.

Loans Held for Sale

Total loans held for sale at December 31, 2008 were $361.3 million, an increase of $125.4 million, or 53.2%, from $235.9 million at year end 2007. Loans classified as held for sale consist of residential mortgage loans and student loans.

Mortgage loans are fixed rate loans, which are sold in the secondary market, generally within three months of origination, and totaled $2.7 million and $6.9 million at December 31, 2008 and 2007, respectively.

The Company originates loans to students attending colleges and universities and these loans are normally sold to the secondary market when the student graduates and the loan enters into repayment status. Nearly all of these loans are based on variable rates. The Company maintains agreements to sell these student loans to various student loan servicing agencies, including the Missouri Higher Education Loan Authority and the Student Loan Marketing Association. In mid 2008, the Company also entered into an agreement with the Department of Education (DOE) which covers all new loans originated beginning July 1, 2008. Under this agreement, loans originated for the school year 2008-2009 are expected to be sold in September 2009.

Due to uncertainties surrounding some of the student loan agencies’ ability to fulfill these contracts in the future, the Company adjusted loans totaling $206.1 million to fair value and recorded impairment charges of $9.4 million during the second half of 2008. Student loan balances grew by $129.5 million, or 56.6%, to $358.6 million at year end 2008, compared to $229.0 million at year end 2007. This growth was mainly due to continued loan originations under the DOE agreement, coupled with fewer sales of those loans originated prior to July 1, 2008. At December 31, 2008, student loans held for sale to the DOE totaled $158.2 million.

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

Loans subject to individual evaluation are defined by the Company as impaired, and generally consist of business, construction, commercial real estate and personal real estate loans on non-accrual status. These loans are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations.

The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rests upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in portfolio risk ratings, levels of non-performing assets, prevailing regional and national economic conditions, and the Company’s ongoing examination process including that of its regulators. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company’s senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. The Company’s subsidiary bank continues to be subject to examination by the Office of the Comptroller of the Currency (OCC) and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. In addition to the examination of the subsidiary bank by the OCC, the parent holding company and its non-bank subsidiaries are examined by the Federal Reserve Bank.

At December 31, 2008, the allowance for loan losses was $172.6 million compared to a balance at year end 2007 of $133.6 million. The $39.0 million, or 29.2%, increase in the allowance for loan losses during 2008 was primarily a result of increasing levels of watch list loans and deteriorating general economic conditions. Loans delinquent 90 days or more increased $19.1 million in 2008 compared to 2007 primarily due to the acquisition of a $358.5 million, federally guaranteed, student loan portfolio in the fourth quarter of 2008 that had $13.9 million of loans in 90 days past due status. Delinquencies of 90 days or more on consumer credit card loans increased $3.3 million, or 30.5% compared to 2007. Loans on non-accrual status increased $53.2 million to $72.9 million in 2008 from $19.7 million in 2007. This growth included increases of $41.1 million in non-accrual construction and land loans, $7.5 million in non-accrual business real estate loans, and $5.7 million in non-accrual personal real estate loans. Other loans identified as potential future problem loans increased $211.5 million, primarily due to increases in business loans and construction and land loans. These trends were reflective of the economic downturn experienced in 2008. The Company’s analysis of the allowance considered these trends, which resulted in an increase in the allowance balance during 2008. The percentage of allowance to loans increased to 1.53% in 2008 compared to 1.26% in 2007 as a result of the increase in the allowance balance, offset slightly by an increase in loan balances of 6.4%.

Net charge-offs totaled $69.9 million in 2008, and increased $27.1 million, or 63.5%, compared to net charge-offs of $42.7 million in 2007. Net charge-offs related to business loans were $4.4 million annually in 2008 and 2007. Construction and land loans incurred net charge-offs of $6.2 million in 2008 compared to $2.0 million in 2007. Certain construction and land loans have experienced lower credit quality in 2008 resulting from the slowdown in the housing market, which has affected the construction business. Net charge-offs related to consumer loans increased by $11.9 million to $21.4 million at December 31, 2008, representing 30.7% of total net charge-offs during 2008. This increase was due primarily to a $9.9 million increase in net charge-offs related to marine and recreational vehicle loans. Additionally, net charge-offs related to consumer credit cards increased $7.8 million to $31.5 million in 2008 compared to $23.7 million in 2007. Approximately 45.1% of total net loan charge-offs during 2008 were related to consumer credit card loans compared to 55.5% during 2007. Net consumer credit card charge-offs increased to 4.1% of average consumer credit card loans in 2008 compared to 3.6% in 2007. At year end 2008, the ratio of consumer credit card loans 30 days or more delinquent to the total outstanding balance was 3.9%, compared to 2.8% at year end 2007.

The ratio of net charge-offs to average loans outstanding in 2008 was .64% compared to .42% in 2007 and .29% in 2006. The provision for loan losses was $108.9 million, compared to a provision of $42.7 million in 2007 and $25.6 million in 2006.

The Company considers the allowance for loan losses of $172.6 million adequate to cover losses inherent in the loan portfolio at December 31, 2008.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004

Net loans outstanding at end of year(A)	$11,283,246	$10,605,368	$9,681,520	$8,893,011	$8,294,353

Average loans outstanding(A)	$10,935,858	$10,189,316	$9,105,432	$8,549,573	$8,117,608

Allowance for loan losses:
Balance at beginning of year	$133,586	$131,730	$128,447	$132,394	$135,221

Additions to allowance through charges to expense	108,900	42,732	25,649	28,785	30,351
Allowances of acquired companies	—	1,857	3,688	—	—

Loans charged off:
Business	7,820	5,822	1,343	1,083	8,047
Real estate – construction and land	6,215	2,049	62	—	7
Real estate – business	2,293	2,396	854	827	747
Real estate – personal	1,765	181	119	87	355
Consumer(B)	26,229	14,842	11,364	13,441	12,764
Home equity(B)	447	451	158	34	—
Consumer credit card	35,825	28,218	22,104	28,263	23,682
Overdrafts	4,499	4,909	4,940	3,485	2,551

Total loans charged off	85,093	58,868	40,944	47,220	48,153

Recovery of loans previously charged off:
Business	3,406	1,429	2,166	4,099	2,405
Real estate – construction and land	—	37	—	—	3
Real estate – business	117	1,321	890	330	978
Real estate – personal	51	42	27	57	138
Consumer(B)	4,782	5,304	5,263	4,675	5,288
Home equity(B)	18	5	23	—	—
Consumer credit card	4,309	4,520	4,250	3,851	4,249
Overdrafts	2,543	3,477	2,271	1,476	1,914

Total recoveries	15,226	16,135	14,890	14,488	14,975

Net loans charged off	69,867	42,733	26,054	32,732	33,178

Balance at end of year	$172,619	$133,586	$131,730	$128,447	$132,394

Ratio of allowance to loans at end of year	1.53%	1.26%	1.36%	1.44%	1.60%
Ratio of provision to average loans outstanding	1.00%	.42%	.28%	.34%	.37%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.
(B)	For 2004, amounts for home equity loans are included in the consumer category.

	Years Ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004

Ratio of net charge-offs to average loans outstanding, by loan category:
Business	.13%	.14%	NA	NA	.27%
Real estate – construction and land	.89	.30	.01	—	—
Real estate – business	.10	.05	NA	.03	NA
Real estate – personal	.11	.01	.01	—	.02
Consumer*	1.28	.61	.45	.71	.39
Home equity*	.09	.10	.03	.01	—
Consumer credit card	4.06	3.56	3.00	4.40	3.77
Overdrafts	16.40	10.36	18.18	14.36	4.78

Ratio of total net charge-offs to total average loans outstanding	.64%	.42%	.29%	.38%	.41%

* For 2004, the consumer charge-off ratio is the combined ratio for consumer and home equity loans.
NA: Net recoveries were experienced in these years.

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2008		2007		2006		2005		2004

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$37,912	30.2%	$29,392	30.7%	$28,529	29.5%	$26,211	28.4%	$39,312	27.0%
RE – construction and land	23,526	7.4	8,507	6.3	4,605	6.8	3,375	4.8	1,420	5.2
RE – business	25,326	19.0	14,842	21.1	19,343	22.2	19,432	21.6	15,910	21.0
RE – personal	4,680	14.5	2,389	14.5	2,243	15.3	4,815	15.3	7,620	16.1
Consumer*	28,638	14.3	24,611	15.6	18,655	14.8	18,951	14.5	22,652	14.4
Home equity*	1,332	4.4	5,839	4.3	5,035	4.6	5,916	5.0	—	4.9
Student*	—	3.2	—	—	—	—	497	3.7	—	4.3
Consumer credit card	49,492	6.9	44,307	7.4	39,965	6.7	35,513	6.6	28,895	6.8
Overdrafts	1,713	.1	2,351	.1	3,592	.1	2,739	.1	4,895	.3
Unallocated	—	—	1,348	—	9,763	—	10,998	—	11,690	—

Total	$172,619	100.0%	$133,586	100.0%	$131,730	100.0%	$128,447	100.0%	$132,394	100.0%

*	In 2004, the allowance allocation to the consumer loan category included allocations for home equity and student loans.

Risk Elements of Loan Portfolio

Management reviews the loan portfolio continuously for evidence of problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan loss, and (if appropriate) partial or full loan charge-off. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Loans that are 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection, or they are consumer loans that are exempt under regulatory rules from being classified as non-accrual. Consumer installment loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if no collateral) once the loans are more than 120 days delinquent. Credit card loans and the related accrued interest are charged off when the receivable is more than 180 days past due. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. Interest is included in income only as received and only after all previous loan charge-offs have been recovered, so long as management is satisfied there is no impairment of collateral values. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2008	2007	2006	2005	2004

Non-accrual loans:
Business	$4,007	$4,700	$5,808	$5,916	$9,547
Real estate – construction and land	48,871	7,769	120	—	685
Real estate – business	13,137	5,628	9,845	3,149	6,558
Real estate – personal	6,794	1,095	384	261	458
Consumer	87	547	551	519	370

Total non-accrual loans	72,896	19,739	16,708	9,845	17,618

Real estate acquired in foreclosure	6,181	13,678	1,515	1,868	1,157

Total non-performing assets	$79,077	$33,417	$18,223	$11,713	$18,775

Non-performing assets as a percentage of total loans	.70%	.32%	.19%	.13%	.23%

Non-performing assets as a percentage of total assets	.45%	.21%	.12%	.08%	.13%

Past due 90 days and still accruing interest:
Business	$1,459	$1,427	$2,814	$1,026	$357
Real estate – construction and land	466	768	593	—	—
Real estate – business	1,472	281	1,336	1,075	520
Real estate – personal	4,717	5,131	3,994	2,998	3,165
Consumer	3,478	1,914	1,255	1,069	916
Home equity	440	700	659	429	317
Student	14,018	1	1	74	199
Consumer credit card	13,914	10,664	9,724	7,417	7,311
Overdrafts	—	—	—	—	282

Total past due 90 days and still accruing interest	$39,964	$20,886	$20,376	$14,088	$13,067

The effect on interest income in 2008 of loans on non-accrual status at year end is presented below:

(In thousands)

Gross amount of interest that would have been recorded at original rate	$5,676
Interest that was reflected in income	2,960

Interest income not recognized	$2,716

Total non-accrual loans at year end 2008 were $72.9 million, an increase of $53.2 million over the balance at year end 2007. Most of the increase occurred in non-accrual construction and land loans, which included a $19.9 million residential construction loan placed on non-accrual status in December. In addition, business real estate and personal real estate non-accrual loans increased $7.5 million and $5.7 million, respectively. Foreclosed real estate decreased to a total of $6.2 million at year end 2008. Total non-performing assets remain low compared to the Company’s peers, with the non-performing loans to total loans ratio at .65%. Loans past due 90 days and still accruing interest increased $19.1 million at year end 2008 compared to 2007, mainly due to delinquencies in the student loan portfolio acquired in December.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans are primarily classified as substandard for regulatory purposes under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $338.7 million at December 31, 2008 compared with $127.2 million at December 31, 2007. The balance at December 31, 2008 included $135.3 million in construction real estate loans, $125.6 million in business loans and $41.8 million in business real estate loans.

Loans with Special Risk Characteristics

Within the loan portfolio, certain types of loans are considered at higher risk of loss due to their terms, location, or special conditions. Certain personal real estate products have contractual features that could increase credit exposure in a market of declining real estate prices, when interest rates are steadily increasing, or when a geographic area experiences an economic downturn. Loans might be considered at higher risk when 1) loan terms require a minimum monthly payment that covers only interest, or 2) loan-to-collateral value (LTV) ratios are above 80%, with no private mortgage insurance. Information presented below is based on LTV ratios which were generally calculated with valuations at loan origination date.

Personal Real Estate Loans

Out of the Company’s $1.6 billion personal real estate loan portfolio, approximately 2.6% of the current outstandings are structured with interest only payments. Loans originated with interest only payments were not made to “qualify” the borrower for a lower payment amount. These loans are made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. At December 31, 2008, these loans had a weighted average LTV of 68%, and there were no delinquencies noted in this group. The majority of the personal real estate portfolio (96.0%) consists of loans written within the Company’s five state branch network territories of Missouri, Kansas, Illinois, Oklahoma, and Colorado.

The following table presents information about the personal real estate loan portfolio for 2008 and 2007.

	2008		2007
	Principal		Principal
	Outstanding at	% of Loan	Outstanding at	% of Loan
(Dollars in thousands)	December 31	Portfolio	December 31	Portfolio

Loans with interest only payments	$35,649	2.6%	$42,309	3.0%

Loans with no insurance and LTV:
Between 80% and 90%	111,220	8.2	94,681	6.6
Between 90% and 100%	104,718	7.7	72,438	5.1
Over 100%	6,068	.4	3,221	.2

Over 80% LTV with no insurance	222,006	16.3	170,340	11.9

Total loan portfolio from which above loans were identified	1,360,204		1,431,172

The weighted average credit score and LTV for this portfolio of personal real estate loans was 732 and 63%, respectively, at December 31, 2008.

Revolving Home Equity Loans

The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (94.5%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. The following tables break out the year end outstanding balances by product for 2008 and 2007.

	Principal				Unused Portion
	Outstanding at		New Lines		of Available Lines		Balances
	December 31		Originated During		at December 31		Over 30
(Dollars in thousands)	2008	*	2008	*	2008	*	Days Past Due	*

Loans with interest only payments	$476,354	94.5%	$172,868	34.3%	$675,819	134.1%	$1,217	.2%

Loans with LTV:
Between 80% and 90%	66,009	13.1	19,578	3.9	49,781	9.9	428	.1
Over 90%	28,292	5.6	3,815	.7	20,025	3.9	206	—

Over 80% LTV	94,301	18.7	23,393	4.6	69,806	13.8	634	.1

Total loan portfolio from which above loans were identified	504,069		174,903		690,800

*	Percentage of total principal outstanding of $504.1 million at December 31, 2008.

	Principal				Unused Portion
	Outstanding at		New Lines		of Available Lines		Balances
	December 31		Originated During		at December 31		Over 30
(Dollars in thousands)	2007	*	2007	*	2007	*	Days Past Due	*

Loans with interest only payments	$429,875	93.4%	$193,158	42.0%	$668,686	145.3%	$2,764	.6%

Loans with LTV:
Between 80% and 90%	57,587	12.5	20,998	4.6	50,406	11.0	677	.2
Over 90%	30,451	6.6	17,310	3.8	22,794	5.0	172	—

Over 80% LTV	88,038	19.1	38,308	8.4	73,200	16.0	849	.2

Total loan portfolio from which above loans were identified	460,200		203,454		685,800

*	Percentage of total principal outstanding of $460.2 million at December 31, 2007.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage loans and the revolving floating rate line product discussed above, the Company offers a third choice to those consumers looking for a fixed rate loan and a fixed maturity date. This fixed rate home equity loan, typically for home repair or remodeling, is an alternative for individuals who want to finance a specific project or purchase, and decide to lock in a specific monthly payment over a defined period. This portfolio of loans totaled $151.4 million and $153.2 million at December 31, 2008 and 2007, respectively. At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, less than 5% of the outstanding balance has interest only payments. During 2008, the Company stopped offering products with LTV ratios over 90%, which resulted in a $15.5 million decrease in new loans with LTV ratios over 90% in 2008 compared to 2007. The delinquency history on this product has been low, as balances over 30 days past due totaled only $1.4 million and $1.3 million, respectively, or .9% of the portfolio, at year end 2008 and 2007.

	2008				2007
	Principal				Principal
	Outstanding at		New Loans		Outstanding at		New Loans
(Dollars in thousands)	December 31	*	Originated	*	December 31	*	Originated	*

Loans with interest only payments	$5,725	3.8%	$5,136	3.4%	$3,534	2.3%	$954	.6%

Loans with LTV:
Between 80% and 90%	18,996	12.5	10,960	7.2	13,049	8.5	5,093	3.3
Over 90%	34,772	23.0	4,431	3.0	43,140	28.2	19,952	13.0

Over 80% LTV	53,768	35.5	15,391	10.2	56,189	36.7	25,045	16.3

Total loan portfolio from which above loans were identified	151,361				153,235

*	Percentage of total principal outstanding of $151.4 million and $153.2 million at December 31, 2008 and 2007, respectively.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in 2008 of $1.7 million, $429 thousand and $447 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime loan products, which is defined as those offerings made to customers with a FICO score below 650, and has purchased no brokered loans.

Other Consumer Loans

Within the consumer loan portfolio of several product lines, the Company has experienced rapid growth in marine and RV loans outstanding over the past 3 years. The majority of these loans were outside the

Company’s basic five state branch network. The loss ratios experienced in this portion of the portfolio recently were higher than for other consumer loan products, as reflected in the delinquency figures in the table below. Due to the continued weakening credit and economic conditions, this loan product offering was curtailed in mid 2008, as less than $10 million in new loans were written over the last three months of the year. The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2008 and 2007.

	2008			2007
	Principal		Balances	Principal		Balances
	Outstanding at	New Loans	Over 30	Outstanding at	New Loans	Over 30
(Dollars in thousands)	December 31	Originated	Days Past Due	December 31	Originated	Days Past Due

Passenger Vehicles	$485,237	$264,096	$9,193	$500,368	$223,995	$11,966
Marine	230,715	43,458	8,174	238,336	100,476	5,471
RV	565,807	150,678	10,264	526,791	311,132	6,659
Other	43,833	34,093	634	58,649	65,713	1,156

Total	$1,325,592	$492,325	$28,265	$1,324,144	$701,316	$25,252

Additionally, the Company offers low introductory “teaser” rates on selected consumer credit card products. Out of a portfolio at December 31, 2008 of $779.7 million in consumer credit card loans outstanding, approximately $151.3 million, or 19.4%, carried a low introductory rate. Within the next 6 months, 75% of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application.

Investment Securities Analysis

Investment securities are comprised of securities which are available for sale, non-marketable, and held for trading. During 2008, total investment securities increased $590.3 million to $3.8 billion (excluding unrealized gains/losses) compared to $3.2 billion at the previous year end. During 2008, securities of $2.4 billion were purchased, which included $602.1 million in agency mortgage-backed securities, $366.7 million in non-agency mortgage-backed securities, $212.6 million in other asset-backed securities, and $539.9 million in auction rate securities (which are included in the state and municipal obligations category). As discussed further in Note 4 to the consolidated financial statements, these auction rate securities (ARS) were purchased from customers with cash flow needs arising from illiquidity in the ARS market. Approximately $341.4 million of these securities were subsequently exchanged for certain loans in December 2008. Total maturities and paydowns were $1.3 billion during 2008. The average tax equivalent yield earned on total investment securities was 4.99% in 2008 and 4.75% in 2007.

At December 31, 2008, the fair value of available for sale securities was $3.6 billion, including a net unrealized loss in fair value of $58.7 million, compared to a net gain of $48.4 million at December 31, 2007. The amount of the related after tax unrealized loss reported in stockholders’ equity was $36.4 million at year end 2008. The unrealized loss in fair value was the result of unrealized losses of $121.6 million that relate to non-agency mortgage-backed securities, partly offset by an unrealized gain of $42.3 million on marketable equity securities held by the Parent.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2008	2007

Amortized Cost
U.S. government and federal agency obligations*	$146,303	$359,118
State and municipal obligations	715,421	498,628
Agency mortgage-backed securities	1,685,821	1,523,941
Non-agency mortgage-backed securities	742,090	404,909
Other asset-backed securities	275,641	218,504
Other debt securities	116,527	21,397
Equity securities	7,680	90,083

Total available for sale investment securities	$3,689,483	$3,116,580

Fair Value
U.S. government and federal agency obligations*	$153,551	$360,317
State and municipal obligations	719,752	503,363
Agency mortgage-backed securities	1,711,404	1,525,122
Non-agency mortgage-backed securities	620,479	398,375
Other asset-backed securities	253,756	216,988
Other debt securities	121,861	21,327
Equity securities	49,950	139,528

Total available for sale investment securities	$3,630,753	$3,165,020

*	This category includes obligations of government sponsored enterprises, such as FNMA and FHLMC, which are not backed by the full faith and credit of the United States government. Such obligations are separately disclosed in Note 4 on Investment Securities in the consolidated financial statements.

The Company’s investments in agency mortgage-backed securities are collateralized by U.S. federal agencies, including FNMA, GNMA, FHLMC, FHLB, and Federal Farm Credit Banks. The amortized cost of non-agency mortgage-backed securities at December 31, 2008 totaled $742.1 million and included Alt-A type mortgage-backed securities of $261.7 million and prime/jumbo loan type securities of $480.3 million. At purchase date, these securities all had credit ratings of AAA (or the equivalent) from at least two ratings agencies. The Company’s investment securities portfolio does not have any exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

Other available for sale debt securities, as shown in the table above, include corporate bonds, notes and commercial paper. Available for sale equity securities are comprised of publicly traded stock and short-term investments in money market mutual funds, which totaled $47.0 million and $3.0 million, respectively, at December 31, 2008. In September 2008, the Company shifted much of its investment in mutual funds, which totaled $58.9 million at year end 2007, into other types of securities. Publicly traded stock is held by the Parent.

A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 2008, is presented in Note 4 on Investment Securities in the consolidated financial statements. The table below provides summarized information for each category of debt securities.

	December 31, 2008
	Percent	Weighted	Estimated
	of Total	Average	Average
	Debt Securities	Yield	Maturity*

Available for sale debt securities:
U.S. government and federal agency obligations	4.3%	3.62%	1.8	years
State and municipal obligations	20.0	4.01	8.6
Agency mortgage-backed securities	47.9	4.94	3.2
Non-agency mortgage-backed securities	17.3	5.90	5.0
Other asset-backed securities	7.1	5.53	1.5
Other debt securities	3.4	6.25	4.5

*	Based on call provisions and estimated prepayment speeds

Non-marketable securities, which totaled $139.9 million at December 31, 2008, included $28.7 million in Federal Reserve Bank stock and $55.7 million in Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities also include private equity and venture capital securities which are carried at estimated fair value.

The Company engages in private equity and venture capital activities through direct private equity investments and through three private equity/venture capital subsidiaries. The subsidiaries hold investments in various portfolio concerns, which are carried at fair value and totaled $49.5 million at December 31, 2008. The Company expects to fund an additional $25.9 million to these subsidiaries for investment purposes over the next several years. In addition to investments held by its private equity/venture capital subsidiaries, the Parent directly holds investments in several private equity concerns, which totaled $5.2 million at year end 2008. Most of the venture capital and private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, which believes the potential for long-term gains in these investments outweighs the potential risks.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2008	2007

Debt securities	$22,297	$17,055
Equity securities	117,603	88,462

Total non-marketable investment securities	$139,900	$105,517

Deposits and Borrowings

Deposits are the primary funding source for the Company’s subsidiary bank, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $12.9 billion at December 31, 2008, compared to $12.6 billion last year, reflecting an increase of $343.2 million, or 2.7%. Average deposits grew by $371.8 million, or 3.1%, in 2008 compared to 2007 with most of this growth centered in money market accounts, which grew $401.9 million, or 5.9% in 2008 compared to 2007. Certificates of deposit with balances under $100,000 fell on average by $210.3 million, or 8.9%, while certificates of deposit over $100,000 grew $148.6 million, or 10.0%.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2008	2007

Non-interest bearing demand	10.7%	11.3%
Savings, interest checking and money market	59.0	57.0
Time open and C.D.’s of less than $100,000	16.0	18.9
Time open and C.D.’s of $100,000 and over	14.3	12.8

Total deposits	100.0%	100.0%

Core deposits (defined as all non-interest and interest bearing deposits, excluding short-term C.D.’s of $100,000 and over) supported 71% of average earning assets in 2008 and 75% in 2007. Average balances by major deposit category for the last six years appear at the end of this discussion. A maturity schedule of time deposits outstanding at December 31, 2008 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and repurchase agreements. Balances in these accounts can fluctuate significantly on a day-to-day basis, and generally have one day maturities. Balances outstanding at year end 2008 were $1.0 billion, a $212.7 million decrease from $1.2 billion outstanding at year end 2007. On an average basis, these borrowings declined $323.0 million, or 19.0% during 2008. Most of this decline occurred in federal funds purchased which, on an average basis, declined $332.9 million, or 52.3% in 2008 compared to 2007, as the Company took steps to reduce its inter-bank borrowings exposure. At December 31, 2008, federal funds purchased totaled $24.9 million. The average rate paid on federal funds purchased and repurchase agreements was 1.83% during 2008 and 4.92% during 2007.

Additional short-term borrowings are periodically acquired under the Federal Reserve’s temporary Term Auction Facility (TAF) program, which was instituted in December 2007. The TAF is a credit facility under which banking institutions may bid for term borrowings in bi-weekly auctions. The TAF credit is collateralized similarly to discount window borrowings, generally with investment securities and loans. These borrowings totaled $700.0 million at December 31, 2008, with the latest maturity occurring in March 2009. Rates are fixed throughout the term of the advance, and the average rate paid by the Company on its TAF borrowings was 1.36% during 2008.

Most of the Company’s long-term debt is comprised of fixed rate advances from the Federal Home Loan Bank (FHLB). As the Company further diversified its funding sources during 2008, these borrowings rose from $561.5 million at December 31, 2007 to $1.0 billion outstanding at December 31, 2008. Approximately 70% of the outstanding balance is due within two years. The average rate paid on FHLB advances was 3.81% during 2008 and 4.68% during 2007.

Liquidity and Capital Resources

Liquidity Management

Liquidity is managed within the Company in order to satisfy cash flow requirements of deposit and borrowing customers while at the same time meeting its own cash flow needs. The Company maintains its liquidity position through a variety of sources including:

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

During 2008, liquidity risk became a concern affecting the general banking industry, as some of the major banking institutions across the country experienced an unprecedented erosion in capital. This erosion was fueled by declines in asset values, losses in market and investor confidence, and higher defaults, resulting in higher costing and less available credit. The Company, as discussed below, has taken numerous steps to address liquidity risk and over the past few years has developed a variety of liquidity sources which it believes will provide the necessary funds to grow its business into the future.

The Company did not apply for funds through the Federal Treasury’s Capital Purchase Program. This program is part of the federal government’s Troubled Asset Relief Program approved by Congress in October 2008 to build capital in U.S. financial institutions and increase the flow of financing to business and consumers. Under this program, the Company, if approved, would have been eligible to issue senior preferred stock to the Treasury, ranging from approximately $140 million to $400 million, in addition to warrants to purchase common stock. The program was carefully studied and the Company made a business decision not to apply. Management believes that the Company’s earnings, capital and liquidity are strong and sufficient to grow its business. Conditions that might induce the Company to seek additional capital include acquisition opportunities or events discussed under Risk Factors on page 8. While the current troubled banking and economic environment is historic and has understandably created a high degree of uncertainty, the Company believes it is well positioned to face this challenge.

The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, balances at the Federal Reserve Bank (FRB), and securities purchased under agreements to resell (resale agreements). At December 31, 2008 and 2007, such assets were as follows:

(In thousands)	2008	2007

Available for sale investment securities	$3,630,753	$3,165,020
Federal funds sold	59,475	261,165
Resale agreements	110,000	394,000
Balances at the Federal Reserve Bank	638,158	—

Total	$4,438,386	$3,820,185

Federal funds sold and resale agreements normally have overnight maturities and are used to satisfy the daily cash needs of the Company. Effective October 1, 2008, cash balances maintained at the FRB began earning interest. These balances are also used for general daily liquidity purposes. The Company’s available for sale investment portfolio has maturities of approximately $516 million which will occur during 2009 and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase (repurchase agreements), trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FRB. At December 31, 2008, total investment securities pledged for these purposes were as follows:

(In thousands)	2008

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$268,967
FHLB borrowings and letters of credit	418,293
Repurchase agreements	1,363,294
Other deposits	544,580

Total pledged, at fair value	$2,595,134

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At December 31, 2008, such deposits totaled $9.0 billion and represented 69.7% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 or greater totaled $1.8 billion at December 31, 2008. These deposits are normally considered more volatile and higher costing, and comprised 14.3% of total deposits at December 31, 2008.

(In thousands)	2008	2007

Core deposit base:
Non-interest bearing demand	$1,375,000	$1,413,849
Interest checking	700,714	580,048
Savings and money market	6,909,592	6,575,318

Total	$8,985,306	$8,569,215

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and advances from the FRB and the FHLB, as follows:

(In thousands)	2008	2007

Borrowings:
Federal funds purchased	$24,900	$126,077
Repurchase agreements	1,001,637	1,113,142
FHLB advances	1,025,721	561,475
Subordinated debentures	14,310	14,310
Term auction facility	700,000	—
Other long-term debt	7,750	7,851

Total	$2,774,318	$1,822,855

Federal funds purchased and repurchase agreements are generally borrowed overnight and amounted to $1.0 billion at December 31, 2008. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $501.6 million at December 31, 2008, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. Customer repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Beginning in mid 2008, the Company began to periodically borrow additional short-term funds from the FRB through its Term Auction Facility (TAF), of which $700.0 million were outstanding at December 31, 2008. The TAF offered attractive funding with low rates and made possible the reduction in federal funds purchased. The Company also borrows on a secured basis through advances from the FHLB, which totaled $1.0 billion at December 31, 2008. Most of these advances have fixed interest rates and mature in 2009 through 2010. The Company’s other borrowings are comprised of debentures funded by trust preferred securities and debt related to the Company’s venture capital business. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from either the discount window or the Term Auction Facility. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2008:

	December 31, 2008
(In thousands)	FHLB	Federal Reserve

Collateral value pledged	$2,533,656	$1,327,851
Advances outstanding	(1,025,721)	—
Letters of credit issued	(1,068,990)	—
Term auction facility	—	(700,000)

Available for future advances	$438,945	$627,851

The Company had an average loans to deposits ratio of 92% at December 31, 2008, which is considered in the banking industry to be a conservative measure of good liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank, N.A. These ratings are as follows:

	Standard & Poor’s	Moody’s

Commerce Bancshares, Inc.
Counterparty rating	A-1
Commercial paper rating	A-1
Short-term		P-1
Rating outlook	Stable	Stable
Commerce Bank, N. A.
Counterparty credit	A+
Senior long-term rating	A+
Long-term bank deposits		Aa2
Bank financial strength rating		B+

The Company considers these ratings to be indications of a sound capital base and good liquidity, and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper was outstanding over the past ten years. The Company has little subordinated debt or hybrid instruments which would affect future borrowings capacity. Because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately-placed corporate notes or other debt. Future financing could also include the issuance of common or preferred stock.

The Company funds a defined benefit pension plan for a majority of its current employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. During the period 2006 through 2008, the Company has not been required to make cash contributions to the plan and does not expect to do so in 2009.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $28.9 million in 2008, as reported in the consolidated statements of cash flows on page 64 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $217.3 million and has historically been a stable source of funds. Investing activities used total cash of $1.5 billion in 2008, and consist mainly of purchases and maturities of available for sale investment securities and changes in the level of the Company’s loan portfolio. Both the investment securities and loan portfolios grew during 2008, using cash of $952.7 million and $412.6 million, respectively. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

Financing activities provided total cash of $1.2 billion, resulting from increases of $800.0 million in short-term borrowings and $364.1 million in long-term borrowings, in addition to a net increase in deposits of $344.7 million. Partly offsetting these cash inflows were a decline in federal funds purchased and repurchase agreements of $212.4 million and cash dividend payments of $72.1 million. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash used for treasury stock purchases, net of cash received in connection with stock programs, and dividend payments were as follows:

(In millions)	2008	2007	2006

Purchases of treasury stock	$9.5	$128.6	$135.0
Exercise of stock options and sales to affiliate non-employee directors	(16.0)	(13.7)	(7.3)
Cash dividends	72.1	68.9	65.8

Total	$65.6	$183.8	$193.5

In the first quarter of 2008, given the challenging banking environment, the Company elected to cease market purchases of treasury stock and preserve its cash and capital position. Accordingly, cash purchases of treasury stock declined $119.1 million in 2008 compared to 2007.

The Parent faces unique liquidity constraints due to legal limitations on its ability to borrow funds from its bank subsidiary. The Parent obtains funding to meet its obligations from two main sources: dividends received from bank and non-bank subsidiaries (within regulatory limitations) and from management fees charged to subsidiaries as reimbursement for services provided by the Parent, as presented below:

(In millions)	2008	2007	2006

Dividends received from subsidiaries	$76.2	$179.5	$140.5
Management fees	44.0	39.1	37.7

Total	$120.2	$218.6	$178.2

These sources of funds are used mainly to purchase treasury stock, pay cash dividends on outstanding common stock, and pay general operating expenses. At December 31, 2008, the Parent’s available for sale investment securities totaled $47.5 million at fair value, consisting mainly of publicly traded common stock. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. The Parent had no borrowings outstanding under the line at December 31, 2008.

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

Capital Management

The Company maintains strong regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

				Well-Capitalized
				Regulatory
	2008	2007	2006	Guidelines

Risk-based capital ratios:
Tier I capital	10.92%	10.31%	11.25%	6.00%
Total capital	12.31	11.49	12.56	10.00
Leverage ratio	9.06	8.76	9.05	5.00
Common equity/assets	9.69	9.54	9.68
Dividend payout ratio	38.39	33.76	30.19

The components of the Company’s regulatory risked-based capital and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2008	2007	2006

Regulatory risk-based capital:
Tier I capital	$1,510,959	$1,375,035	$1,345,378
Tier II capital	191,957	157,154	157,008
Total capital	1,702,916	1,532,189	1,502,386
Total risk-weighted assets	13,834,161	13,330,968	11,959,757

In February 2008, the Board of Directors authorized the Company to purchase additional shares of common stock under its repurchase program, which brought the total purchase authorization to 3,000,000 shares. During 2008, approximately 231,000 shares were acquired under the current Board authorization at an average price of $41.15 per share.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 5.0% in 2008 compared with 2007. The Company paid its fifteenth consecutive annual stock dividend in December 2008.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, totaling $7.9 billion (including approximately $3.6 billion in unused approved credit card lines), and the contractual amount of standby letters of credit, totaling $418.0 million at December 31, 2008. The Company has various other financial instruments with off-balance sheet risk, such as commercial letters of credit and commitments to purchase and sell when-issued securities. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2008 and the expected timing of these payments follows:

	Payments Due by Period

		After One Year	After Three	After
	In One Year	Through Three	Years Through	Five
(In thousands)	or Less	Years	Five Years	Years	Total

Long-term debt obligations, including structured repurchase agreements*	$301,140	$920,171	$59,734	$166,736	$1,447,781
Operating lease obligations	5,860	8,236	5,350	23,008	42,454
Purchase obligations	27,933	33,180	18,853	300	80,266
Time open and C.D.’s*	3,432,816	425,068	51,235	308	3,909,427

Total	$3,767,749	$1,386,655	$135,172	$190,352	$5,479,928

*	Includes principal payments only

As of December 31, 2008, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above. Further detail on the impact of income taxes is located in Note 9 of the consolidated financial statements.

The Company has investments in several low-income housing partnerships within the area it serves. At December 31, 2008, these investments totaled $4.3 million and were recorded as other assets in the Company’s consolidated balance sheet. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. These unfunded commitments are recorded as liabilities on the Company’s consolidated balance sheet, and aggregated $3.3 million at December 31, 2008.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During 2008, purchases and sales of tax credits amounted to $41.6 million and $43.3 million, respectively, generating combined gains on sales and tax savings of $2.2 million. At December 31, 2008, the Company had outstanding purchase commitments totaling $135.2 million.

The Parent has investments in several private equity concerns which are classified as non-marketable securities in the Company’s consolidated balance sheet. Under the terms of the agreements with three of these concerns, the Parent has unfunded commitments outstanding of $1.6 million at December 31, 2008. The Parent also expects to fund $25.9 million to venture capital subsidiaries over the next several years.

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

	December 31, 2008		September 30, 2008		December 31, 2007
	Increase	% of Net Interest	Increase	% of Net Interest	Increase	% of Net Interest
(Dollars in millions)	(Decrease)	Income	(Decrease)	Income	(Decrease)	Income

300 basis points rising	$37.3	6.38%	$10.6	1.77%	$(.7)	(.12)%
200 basis points rising	30.6	5.23	8.7	1.46	2.3	.40
100 basis points rising	18.1	3.10	4.7	.79	2.0	.34
100 basis points falling	N.A.	N.A.	(3.1)	(.51)	(1.2)	(.20)

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

The Company’s modeling of interest rate risk as of December 31, 2008 shows that under various rising rate scenarios, net interest income would show growth. The Company has not modeled a 100 basis point falling scenario due to the already extremely low interest rate environment. At December 31, 2008, the Company calculated that a gradual increase in rates of 100 basis points would increase net interest income by $18.1 million, or 3.1% of total net interest income, compared with an increase of $2.0 million calculated at December 31, 2007. A 200 basis point gradual rise in rates calculated at December 31, 2008 would increase net interest income by $30.6 million, or 5.2%, up from an increase of $2.3 million last year. Also, a gradual increase of 300 basis points would increase net interest income by $37.3 million, or 6.4%, compared to a decline of $700 thousand at December 31, 2007.

The projected increase in net interest income in various rising rate environments is due to several factors, including higher average loan balances in 2008 compared to the previous year (average increase of $746.5 million) which contain both variable and fixed rate loans, but with relatively short maturities and growth of $411.2 million in average non-maturity deposits, which have lower rates and can re-price upwards more slowly. Also, average certificates of deposit balances, which carry higher rates and re-price more slowly, declined $61.6 million from the prior year. Overnight borrowings with variable rates declined $323.0 million, while other borrowed funds, mostly with fixed rates, increased $800.3 million over 2007. The simulation models also calculate a slower upward re-pricing of non-maturity deposits, while the overall loan portfolio, due to its average life and composition of variable rate loans, will re-price more quickly.

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

Derivative Financial Instruments

The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. As of December 31, 2008, the Company had entered into two interest rate swaps with a notional amount of $12.2 million which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. The notional amount of these types of swaps at December 31, 2008 was $479.9 million.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved, reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits.

Most of the foreign exchange contracts outstanding at December 31, 2008 mature within 90 days, and the longest period to maturity is 11 months.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. This Statement modified the accounting for initial recognition of fair value for certain interest rate swap contracts held by the Company. Former accounting guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and fair value of these instruments at initial recognition. This former guidance was nullified by SFAS No. 157, which allows for the immediate recognition of a gain or loss under certain circumstances. In accordance with the new recognition requirements, the Company increased equity by $903 thousand on January 1, 2008 to reflect the swaps at fair value as defined by SFAS No. 157.

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2008 and 2007. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the consolidated balance sheets.

	2008			2007
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$492,111	$25,274	$(26,568)	$308,361	$4,766	$(6,333)
Credit risk participation agreements	47,750	117	(178)	25,389	—	(174)
Foreign exchange contracts:
Forward contracts	6,226	207	(217)	12,212	105	(149)
Option contracts	3,300	18	(18)	3,120	9	(9)
Mortgage loan commitments	23,784	198	(6)	7,123	18	(10)
Mortgage loan forward sale contracts	26,996	21	(88)	15,017	25	(34)

Total at December 31	$600,167	$25,835	$(27,075)	$371,222	$4,923	$(6,709)

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

The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. This method helps to provide an accurate means of valuing fund sources and uses in a varying interest rate environment. The Company also assigns loan charge-offs and recoveries directly to each operating segment instead of allocating a portion of actual loan loss provision to the segments. The operating segments also include a number of allocations of income and expense from various support and overhead centers within the Company. Management periodically makes changes to the method of assigning costs and income to its business segments to better reflect operating results. Beginning in 2008, modifications were made to the funds transfer pricing process which eliminated allocations to net interest income for capital. This change was also reflected in the prior year information presented below.

The table below is a summary of segment pre-tax income results for the past three years.

			Money	Segment	Other/	Consolidated
(Dollars in thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Year ended December 31, 2008:
Net interest income	$351,387	$208,348	$8,192	$567,927	$24,812	$592,739
Provision for loan losses	(57,044)	(13,389)	—	(70,433)	(38,467)	(108,900)
Non-interest income	166,968	97,038	100,381	364,387	11,325	375,712
Investment securities gains, net	—	—	—	—	30,294	30,294
Non-interest expense	(322,978)	(169,834)	(103,632)	(596,444)	(19,669)	(616,113)

Income before income taxes	$138,333	$122,163	$4,941	$265,437	$8,295	$273,732

Year ended December 31, 2007:
Net interest income	$344,640	$191,248	$8,468	$544,356	$(6,284)	$538,072
Provision for loan losses	(34,787)	(8,026)	—	(42,813)	81	(42,732)
Non-interest income	186,792	85,151	92,628	364,571	7,010	371,581
Investment securities gains, net	—	—	—	—	8,234	8,234
Non-interest expense	(305,718)	(158,017)	(65,722)	(529,457)	(45,301)	(574,758)

Income (loss) before income taxes	$190,927	$110,356	$35,374	$336,657	$(36,260)	$300,397

2008 vs. 2007
Increase (decrease) in income before income taxes:

Amount	$(52,594)	$11,807	$(30,433)	$(71,220)	$44,555	$(26,665)

Percent	(27.5)%	10.7%	(86.0)%	(21.2)%	N.M.	(8.9)%

Year ended December 31, 2006:
Net interest income	$330,935	$184,245	$8,019	$523,199	$(10,000)	$513,199
Provision for loan losses	(26,338)	295	—	(26,043)	394	(25,649)
Non-interest income	179,401	79,427	85,235	344,063	8,523	352,586
Investment securities gains, net	2,839	—	—	2,839	6,196	9,035
Non-interest expense	(286,011)	(143,970)	(60,388)	(490,369)	(35,056)	(525,425)

Income (loss) before income taxes	$200,826	$119,997	$32,866	$353,689	$(29,943)	$323,746

2007 vs. 2006
Increase (decrease) in income before income taxes:

Amount	$(9,899)	$(9,641)	$2,508	$(17,032)	$(6,317)	$(23,349)

Percent	(4.9)%	(8.0)%	7.6%	(4.8)%	(21.1)%	(7.2)%

Consumer

The Consumer segment includes the retail branch network, consumer finance, bank card, student loans and discount brokerage services. Pre-tax income for 2008 was $138.3 million, a decrease of $52.6 million, or

27.5% from 2007. The decrease was due to increases of $17.3 million in non-interest expense and $22.3 million in net loan charge-offs. In addition, non-interest income declined $19.8 million, while net interest income increased $6.7 million. The increase in net interest income resulted mainly from a $92.2 million decline in deposit interest expense, partly offset by a $71.8 million decrease in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolio and a $14.1 million decrease in loan interest income. The decrease in non-interest income resulted largely from lower overdraft and return item fees, an impairment charge taken on certain held for sale student loans, and lower gains on student loan sales. The declines were partly offset by an increase in bank card fee income (primarily debit card fees). Non-interest expense increased $17.3 million, or 5.6%, over the previous year mainly due to higher bank card processing costs, salaries expense, corporate management fees and telephone support fees. Net loan charge-offs increased $22.3 million, or 64.0%, in the Consumer segment, with most of the increase due to higher consumer credit card and marine and RV loan charge-offs. Total average assets directly related to the segment rose 7.0% over 2007. During 2008, total average loans increased 6.9%, compared to a 9.7% increase in 2007. The increase in average loans during 2008 resulted mainly from growth in consumer loans and consumer credit card loans. Average deposits increased slightly over the prior year, mainly due to growth in premium money market deposit accounts, partly offset by a decline in long-term certificates of deposit.

Pre-tax income for 2007 was $190.9 million, a decrease of $9.9 million, or 4.9%, from 2006. This decrease was due to an increase of $19.7 million, or 6.9%, in non-interest expense, coupled with an $8.4 million increase in net loan charge-offs, mainly relating to consumer credit card and marine and RV loans. The increase in non-interest expense over the previous year was mainly due to higher salaries expense, occupancy expense, corporate management fees and various assigned processing costs. In addition, net investment securities gains declined by $2.8 million due to a gain recorded in 2006 on the sale of MasterCard Inc. shares. Partly offsetting these effects was a $13.7 million increase in net interest income. This growth resulted mainly from a $32.3 million increase in net allocated funding credits assigned to the Consumer segment’s deposit and loan portfolios, and higher loan interest income of $38.2 million, which more than offset growth of $56.6 million in deposit interest expense. Non-interest income increased $7.4 million, or 4.1%, mainly due to higher bank card transaction fees (primarily debit card) and consumer brokerage and insurance fees, partly offset by a decline in overdraft and return item fees and lower gains on sales of student loans. Total average assets directly related to the segment rose 10.5% over 2006. During 2007, total average loans increased 9.7%, mainly from growth in consumer, personal real estate and consumer credit card loans. Average deposits increased 9.8% over the prior year, mainly due to growth in short-term certificates of deposit and premium money market deposit accounts.

Commercial

The Commercial segment provides corporate lending, leasing, international services, and corporate cash management services. Pre-tax profitability for the Commercial segment increased $11.8 million, or 10.7%, compared to the prior year. Most of the increase was due to a $17.1 million, or 8.9%, increase in net interest income and an $11.9 million increase in non-interest income. The increase in net interest income resulted from lower net allocated funding costs of $80.2 million and lower deposit interest expense of $7.1 million, partly offset by a $70.1 million decline in loan interest income. Non-interest income increased by 14.0% over the previous year largely due to higher commercial cash management fees and bank card fees (mainly corporate card fees). Partly offsetting these increases in income was an increase in non-interest expense, which rose $11.8 million, or 7.5%, over the prior year. The increase included a $2.5 million impairment charge on foreclosed land (which was sold in the third quarter of 2008), in addition to higher salaries expense and commercial card servicing costs. Net loan charge-offs were $13.4 million in 2008 compared to $8.0 million in 2007. The increase was mainly due to higher construction and land loan net charge-offs. Total average assets directly related to the segment rose 8.1% over 2007. Average segment loans increased 8.2% compared to 2007 as a result of growth in business and business real estate loans. Average deposits increased 7.5% due to growth in non-interest bearing demand, money market and interest checking deposit accounts.

In 2007, income before income taxes for the Commercial segment decreased $9.6 million, or 8.0%, compared to the prior year. Most of the decrease was due to a $14.0 million, or 9.8%, increase in non-interest expense and an $8.3 million increase in net loan charge-offs. Partly offsetting these increases in expense were a $7.0 million, or 3.8%, increase in net interest income and a $5.7 million increase in non-interest income. Included in net interest income was a $57.9 million increase in loan interest income, which was partly offset by higher assigned net funding costs of $46.5 million and higher deposit interest expense of $4.4 million. Non-interest income increased by 7.2% over the previous year as a result of higher commercial cash management fees, overdraft fees, bank card fees (mainly corporate card) and cash sweep commissions. The increase in non-interest expense resulted from higher salaries expense, commercial deposit account processing costs and corporate management fees, partly offset by a decline in foreclosed property expense. Net loan charge-offs were $8.0 million in 2007 compared to net recoveries of $295 thousand in 2006. The increase over 2006 was due to charge-offs related to several specific commercial borrowers. Total average assets directly related to the segment rose 14.4% over 2006. Average segment loans increased 14.1% compared to 2006 as a result of growth in business, construction real estate and business real estate loans, while average deposits increased 1.7% due to growth in interest checking deposit accounts.

Money Management

The Money Management segment consists of the trust and capital markets activities. The Trust group provides trust and estate planning services, and advisory and discretionary investment management services. At December 31, 2008 the Trust group managed investments with a market value of $10.9 billion and administered an additional $8.5 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $1.2 billion in total assets at December 31, 2008. The Capital Markets Group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for the segment was $4.9 million in 2008 compared to $35.4 million in 2007, mainly due to a $33.3 million loss on the purchase of auction rate securities, which is discussed above in the Non-Interest Expense section of this discussion. Excluding this charge, segment profitability would have been $38.2 million, an 8.0% increase over 2007. Net interest income decreased $276 thousand, or 3.3%, from the prior year, due to a decline in interest income on overnight investments, offset by lower interest expense on short-term borrowings. Non-interest income increased $7.8 million, or 8.4%, mainly due to higher private client and corporate trust fees and bond trading income in the Capital Markets Group. Average assets decreased $345.1 million during 2008 because of lower overnight investments of liquid funds. Average deposits increased $213.3 million during 2008, due to continuing growth in short-term certificates of deposit over $100,000.

Pre-tax income for the Money Management segment was $35.4 million in 2007 compared to $32.9 million in 2006, an increase of $2.5 million, or 7.6%. The increase over the prior year was mainly due to higher non-interest income. Non-interest income increased $7.4 million, or 8.7%, due to higher private client, institutional and corporate trust fees, bond trading income and cash sweep commissions. Net interest income increased $449 thousand, or 5.6%, over the prior year. Growth in interest income on short-term investments was partly offset by higher net funding charges assigned to the segment’s short-term investments and borrowings, in addition to an increase in interest expense on deposits and borrowings. Non-interest expense increased $5.3 million, or 8.8%, over the prior year mainly due to higher salaries expense, assigned processing costs and corporate management fees. Average assets increased $148.0 million during 2007 because of higher overnight investments. Average deposits increased $14.8 million during 2007, mainly due to growth in short-term certificates of deposit over $100,000.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the excess of the Company’s provision for loan losses over net loan charge-offs, which are generally assigned directly to the segments. In 2008, the pre-tax profitability in this category was $8.3 million, compared to a loss of $36.3 million in 2007. The profitability increase was partly due to items relating to the Bank’s relationship with Visa, as discussed earlier, which were not assigned to a segment. In 2008, Visa stock redemption gains of $22.2 million and indemnification obligation reversals of $9.6 million were recorded, compared to obligation charges of $21.0 million in 2007. In addition, unallocated net interest income in this category, relating to earnings on the Company’s investment portfolio and interest expense on overnight borrowings not allocated to the segments, rose $31.1 million in 2008. These increases were partly offset by a $38.5 million loan loss provision in this category, as described above.

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

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at December 31, 2006. The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company’s initial recognition at December 31, 2006 of the funded status of its defined benefit pension plan reduced its prepaid pension asset by $17.5 million, reduced deferred tax liabilities by $6.6 million, and reduced the equity component of accumulated other comprehensive income by $10.9 million. Beginning in 2008, the Statement also requires an employer to measure plan assets and obligations as of the date of its fiscal year end statement of financial position. In order to transition to a fiscal year end measurement date, the Company used earlier measurements to allocate net periodic benefit cost for the period between September 30, 2007 (the previous measurement date) and December 31, 2008 proportionately between retained earnings and net periodic benefit cost recognized during 2008. The Company recorded the transition adjustment, which increased retained earnings by $348 thousand, on December 31, 2008.

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

In January 2009, the FASB issued Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. The amendment’s purpose is to achieve a more consistent determination of whether an other-than-temporary impairment has occurred on beneficial interests. Specifically, the new pronouncement no longer requires the usage of market participant assumptions about future cash flows in determining other-than-temporary impairment under the EITF 99-20 model, and aligns that model’s impairment guidance with SFAS 115. The Company has not yet been required to assess impairment under EITF 99-20, and its assessments have been in accordance with SFAS 115 guidelines.

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

During the second half of 2008, the national economy experienced a significant downturn. Because of this downturn, interest rates fell significantly while the price of consumer goods and services remained constant. New legislation was enacted to help mitigate any negative impact of the economic downturn. As a result, it is difficult to predict what inflationary impacts the economic slowdown will have on the Company and its operations.

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

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31
	2008			2007			2006
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$3,478,927	$169,767	4.88%	$3,110,386	$208,819	6.71%	$2,688,722	$177,313	6.59%
Real estate – construction and land	701,519	34,445	4.91	671,986	49,436	7.36	540,574	40,477	7.49
Real estate – business	2,281,664	136,955	6.00	2,204,041	154,819	7.02	2,053,455	140,659	6.85
Real estate – personal	1,522,172	88,322	5.80	1,521,066	90,537	5.95	1,415,321	79,816	5.64
Consumer	1,674,497	119,837	7.16	1,558,302	115,184	7.39	1,352,047	95,074	7.03
Home equity	474,635	23,960	5.05	443,748	33,526	7.56	445,376	33,849	7.60
Student(C)	13,708	287	2.10	—	—	—	—	—	—
Consumer credit card	776,810	83,972	10.81	665,964	84,856	12.74	595,252	77,737	13.06
Overdrafts	11,926	—	—	13,823	—	—	14,685	—	—

Total loans	10,935,858	657,545	6.01	10,189,316	737,177	7.23	9,105,432	644,925	7.08

Loans held for sale	347,441	14,968	4.31	321,916	21,940	6.82	315,950	21,788	6.90
Investment securities:
U.S. government & federal agency	183,083	7,439	4.06	410,170	16,505	4.02	640,239	22,817	3.56
State & municipal obligations(B)	695,542	34,572	4.97	594,154	26,855	4.52	414,282	18,546	4.48
Mortgage and asset-backed securities	2,469,467	125,369	5.08	2,120,521	102,243	4.82	2,201,685	96,270	4.37
Trading securities	28,840	1,154	4.00	22,321	1,057	4.73	17,444	762	4.37
Other marketable securities(B)	98,650	4,283	4.34	129,622	7,795	6.01	200,013	11,248	5.62
Non-marketable securities	133,996	7,378	5.51	92,251	5,417	5.87	85,211	7,475	8.77

Total investment securities	3,609,578	180,195	4.99	3,369,039	159,872	4.75	3,558,874	157,118	4.41

Federal funds sold and securities purchased under agreements to resell	425,273	8,287	1.95	527,304	25,881	4.91	299,554	15,637	5.22
Interest earning deposits with banks	46,670	198	.42	—	—	—	—	—	—

Total interest earning assets	15,364,820	861,193	5.60	14,407,575	944,870	6.56	13,279,810	839,468	6.32

Less allowance for loan losses	(145,176)			(132,234)			(129,224)
Unrealized gain (loss) on investment securities	27,068			25,333			(9,443)
Cash and due from banks	451,105			463,970			470,826
Land, buildings and equipment — net	412,852			400,161			376,375
Other assets	343,664			315,522			250,260

Total assets	$16,454,333			$15,480,327			$14,238,604

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$400,948	1,186	.30	$392,942	2,067	.53	$393,870	2,204	.56
Interest checking and money market	7,400,125	59,947	.81	6,996,943	114,027	1.63	6,717,280	94,238	1.40
Time open & C.D.’s of less than $100,000	2,149,119	77,322	3.60	2,359,386	110,957	4.70	2,077,257	85,424	4.11
Time open & C.D.’s of $100,000 and over	1,629,500	55,665	3.42	1,480,856	73,739	4.98	1,288,845	58,381	4.53

Total interest bearing deposits	11,579,692	194,120	1.68	11,230,127	300,790	2.68	10,477,252	240,247	2.29

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,373,625	25,085	1.83	1,696,613	83,464	4.92	1,455,544	70,154	4.82
Other borrowings(D)	1,092,746	37,905	3.47	292,446	13,775	4.71	182,940	8,744	4.78

Total borrowings	2,466,371	62,990	2.55	1,989,059	97,239	4.89	1,638,484	78,898	4.82

Total interest bearing liabilities	14,046,063	257,110	1.83%	13,219,186	398,029	3.01%	12,115,736	319,145	2.63%

Non-interest bearing demand deposits	670,118			647,888			642,545
Other liabilities	143,211			136,850			102,668
Stockholders’ equity	1,594,941			1,476,403			1,377,655

Total liabilities and equity	$16,454,333			$15,480,327			$14,238,604

Net interest margin (T/E)		$604,083			$546,841			$520,323

Net yield on interest earning assets			3.93%			3.80%			3.92%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			10.47%			5.10%			2.89%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Business loan interest income includes tax free loan income of $9,753,000 in 2008, $8,606,000 in 2007, $5,883,000 in 2006, $3,491,000 in 2005 and $2,379,000 in 2004, including tax equivalent adjustments of $2,701,000 in 2008, $2,191,000 in 2007, $1,596,000 in 2006, $1,097,000 in 2005 and $819,000 in 2004. State and municipal interest income includes tax equivalent adjustments of $8,191,000 in 2008, $4,908,000 in 2007, $3,698,000 in 2006, $1,445,000 in 2005 and $1,093,000 in 2004. Interest income on other marketable securities includes tax equivalent adjustments of $452,000 in 2008, $1,670,000 in 2007, $1,868,000 in 2006, $1,586,000 in 2005 and $467,000 in 2004.

Years Ended December 31
2005			2004			2003			Average
		Average			Average			Average	Balance
	Interest	Rates		Interest	Rates		Interest	Rates	Five Year
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Compound
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Growth Rate

$2,336,681	$125,417	5.37%	$2,119,823	$88,199	4.16%	$2,173,765	$90,860	4.18%	9.86%
480,864	28,422	5.91	427,976	18,068	4.22	404,058	17,324	4.29	11.67
1,794,269	106,167	5.92	1,823,302	90,601	4.97	1,831,575	93,731	5.12	4.49
1,339,900	71,222	5.32	1,322,354	68,629	5.19	1,268,604	71,737	5.65	3.71
1,242,163	80,431	6.48	1,188,018	75,633	6.37	1,129,267	79,571	7.05	8.20
429,911	26,463	6.16	381,111	17,481	4.59	324,375	14,372	4.43	7.91
357,319	17,050	4.77	326,120	9,790	3.00	339,577	9,606	2.83	NM
554,471	66,552	12.00	515,585	57,112	11.08	490,534	55,310	11.28	9.63
13,995	—	—	13,319	—	—	11,631	—	—	.50

8,549,573	521,724	6.10	8,117,608	425,513	5.24	7,973,386	432,511	5.42	6.52

11,909	657	5.52	12,505	644	5.15	36,073	1,831	5.08	NM

1,066,304	39,968	3.75	1,721,301	67,988	3.95	1,543,269	67,236	4.36	(34.71)
137,007	5,910	4.31	70,846	3,410	4.81	80,687	4,139	5.13	53.85
2,812,757	114,978	4.09	2,846,093	105,827	3.72	2,504,514	103,681	4.14	(.28)
10,624	422	3.98	14,250	498	3.50	17,003	662	3.90	11.15
216,984	9,316	4.29	163,843	3,747	2.29	220,499	4,603	2.09	(14.86)
78,709	4,617	5.87	75,542	3,530	4.67	74,501	4,923	6.61	12.46

4,322,385	175,211	4.05	4,891,875	185,000	3.78	4,440,473	185,244	4.17	(4.06)

116,553	4,102	3.52	84,113	1,312	1.56	63,232	831	1.31	46.46
—	—	—	—	—	—	—	—	—	NM

13,000,420	701,694	5.40	13,106,101	612,469	4.67	12,513,164	620,417	4.96	4.19

(129,272)			(132,554)			(132,057)			1.91

22,607			90,692			143,309			NM
508,389			553,074			513,733			(2.57)
369,471			340,188			336,665			4.16
201,829			191,655			167,944			15.40

$13,973,444			$14,149,156			$13,542,758			3.97

$403,158	1,259	.31	$401,935	1,250	.31	$380,323	1,351	.36	1.06
6,745,714	52,112	.77	6,171,456	26,707	.43	6,015,827	27,391	.46	4.23

1,736,804	50,597	2.91	1,678,659	38,924	2.32	1,838,137	48,440	2.64	3.18

983,703	30,779	3.13	788,800	14,912	1.89	699,241	14,278	2.04	18.44

9,869,379	134,747	1.37	9,040,850	81,793	.90	8,933,528	91,460	1.02	5.33

1,609,868	48,776	3.03	1,827,428	22,560	1.23	1,550,211	15,289	.99	(2.39)
366,072	12,464	3.40	419,215	8,519	2.03	395,026	8,269	2.09	22.57

1,975,940	61,240	3.10	2,246,643	31,079	1.38	1,945,237	23,558	1.21	4.86

11,845,319	195,987	1.65%	11,287,493	112,872	1.00%	10,878,765	115,018	1.06%	5.24

655,729			1,288,434			1,083,207			(9.16)
93,708			123,048			133,813			1.37
1,378,688			1,450,181			1,446,973			1.97

$13,973,444			$14,149,156			$13,542,758			3.97%

	$505,707			$499,597			$505,399

		3.89%			3.81%			4.04%

		1.22%			(1.15)%			.69%

(C)	The Company’s portfolio of originated student loans was classified as held for sale in the first quarter of 2006 and, accordingly, is included in the held for sale balances for 2006, 2007 and 2008. In December 2008, the Company purchased $358,451,000 of student loans which it intends to hold to maturity. Refer to Note 3 to the consolidated financial statements for additional information about student loans.
(D)	Interest expense of $38,000, $123,000 and $113,000 which was capitalized on construction projects in 2006, 2005 and 2004, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Year Ended December 31, 2008
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$3,389	4.49%	$3,474	4.68%	$3,550	4.77%	$3,504	5.57%
Real estate – construction and land	724	4.21	698	4.78	700	4.85	684	5.85
Real estate – business	2,285	5.76	2,325	5.80	2,282	5.98	2,234	6.49
Real estate – personal	1,543	5.67	1,509	5.75	1,510	5.84	1,526	5.95
Consumer	1,670	7.08	1,717	7.07	1,675	7.13	1,636	7.35
Home equity	494	4.58	479	4.72	466	4.93	459	6.03
Student	55	2.09	—	—	—	—	—	—
Consumer credit card	770	11.21	790	10.76	786	10.15	761	11.14
Overdrafts	11	—	12	—	11	—	14	—

Total loans	10,941	5.76	11,004	5.88	10,980	5.92	10,818	6.50

Loans held for sale	393	3.70	352	4.26	331	4.40	313	5.04
Investment securities:
U.S. government & federal agency	113	3.88	117	4.08	199	4.08	304	4.11
State & municipal obligations(A)	1,007	5.04	700	4.98	566	4.97	506	4.83
Mortgage and asset-backed securities	2,528	5.25	2,454	5.04	2,522	4.99	2,373	5.03
Trading securities	20	3.91	23	3.38	22	3.17	50	4.70
Other marketable securities(A)	73	7.13	82	3.26	127	2.91	114	4.93
Non-marketable securities	150	5.22	145	5.52	130	5.54	111	5.84

Total investment securities	3,891	5.18	3,521	4.96	3,566	4.87	3,458	4.94

Federal funds sold and securities purchased under agreements to resell	369	.54	420	2.01	421	2.16	491	2.78
Interest earning deposits with banks	186	.42	—	—	—	—	—	—

Total interest earning assets	15,780	5.38	15,297	5.52	15,298	5.54	15,080	5.99

Less allowance for loan losses	(160)		(144)		(141)		(135)
Unrealized gain (loss) on investment securities	(11)		17		38		64
Cash and due from banks	424		464		455		460
Land, buildings and equipment – net	416		412		412		412
Other assets	345		341		342		347

Total assets	$16,794		$16,387		$16,404		$16,228

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$402	.19	$410	.31	$410	.31	$381	.38
Interest checking and money market	7,509	.59	7,499	.77	7,413	.76	7,178	1.13
Time open & C.D.’s under $100,000	2,053	3.00	2,041	3.14	2,187	3.76	2,318	4.38
Time open & C.D.’s $100,000 & over	1,787	2.88	1,555	2.95	1,585	3.52	1,590	4.38

Total interest bearing deposits	11,751	1.35	11,505	1.47	11,595	1.69	11,467	2.22

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,082	.75	1,368	1.58	1,420	1.67	1,628	2.90
Other borrowings	1,534	2.99	1,103	3.61	998	3.56	730	4.14

Total borrowings	2,616	2.06	2,471	2.48	2,418	2.45	2,358	3.29

Total interest bearing liabilities	14,367	1.48%	13,976	1.65%	14,013	1.82%	13,825	2.40%

Non-interest bearing demand deposits	691		668		660		661
Other liabilities	127		126		137		182
Stockholders’ equity	1,609		1,617		1,594		1,560

Total liabilities and equity	$16,794		$16,387		$16,404		$16,228

Net interest margin (T/E)	$160		$155		$147		$142

Net yield on interest earning assets		4.04%		4.02%		3.87%		3.79%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2007
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$3,212	6.40%	$3,104	6.79%	$3,135	6.82%	$2,988	6.86%
Real estate – construction and land	678	7.03	705	7.47	658	7.31	647	7.63
Real estate – business	2,223	6.91	2,220	7.09	2,225	7.06	2,147	7.04
Real estate – personal	1,542	5.96	1,538	5.92	1,514	5.97	1,489	5.96
Consumer	1,643	7.49	1,606	7.45	1,519	7.34	1,464	7.27
Home equity	455	7.11	446	7.59	438	7.76	435	7.79
Consumer credit card	712	12.03	671	12.83	647	13.01	633	13.18
Overdrafts	17	—	15	—	11	—	12	—

Total loans	10,482	7.06	10,305	7.29	10,147	7.29	9,815	7.31

Loans held for sale	289	6.35	294	6.82	355	6.99	351	7.03
Investment securities:
U.S. government & federal agency	371	4.10	398	4.04	411	3.98	463	3.99
State & municipal obligations(A)	575	4.42	595	4.43	600	4.59	607	4.63
Mortgage and asset-backed securities	2,253	4.97	2,095	4.79	2,014	4.71	2,119	4.81
Trading securities	30	4.49	16	5.32	24	4.76	18	4.59
Other marketable securities(A)	111	5.90	134	6.42	132	5.66	141	6.05
Non-marketable securities	103	6.37	98	4.82	90	5.91	77	6.52

Total investment securities	3,443	4.85	3,336	4.71	3,271	4.67	3,425	4.75

Federal funds sold and securities purchased under agreements to resell	538	4.27	512	4.92	504	5.19	556	5.27

Total interest earning assets	14,752	6.43	14,447	6.60	14,277	6.60	14,147	6.61

Less allowance for loan losses	(133)		(133)		(132)		(131)
Unrealized gain on investment securities	45		13		24		19
Cash and due from banks	472		472		451		461
Land, buildings and equipment – net	410		404		396		391
Other assets	348		326		300		287

Total assets	$15,894		$15,529		$15,316		$15,174

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$376	.46	$392	.55	$406	.55	$397	.54
Interest checking and money market	7,072	1.52	7,026	1.73	7,006	1.67	6,882	1.60
Time open & C.D.’s under $100,000	2,392	4.67	2,389	4.74	2,347	4.73	2,308	4.67
Time open & C.D.’s $100,000 & over	1,499	4.88	1,486	5.02	1,562	5.03	1,375	4.99

Total interest bearing deposits	11,339	2.59	11,293	2.76	11,321	2.73	10,962	2.63

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,721	4.48	1,628	4.94	1,472	5.07	1,969	5.17
Other borrowings	492	4.63	346	4.83	276	4.76	51	4.42

Total borrowings	2,213	4.52	1,974	4.92	1,748	5.03	2,020	5.16

Total interest bearing liabilities	13,552	2.91%	13,267	3.08%	13,069	3.04%	12,982	3.02%

Non-interest bearing demand deposits	660		661		650		620
Other liabilities	169		132		123		122
Stockholders’ equity	1,513		1,469		1,474		1,450

Total liabilities and equity	$15,894		$15,529		$15,316		$15,174

Net interest margin (T/E)	$140		$137		$136		$134

Net yield on interest earning assets		3.76%		3.77%		3.82%		3.83%

(A) Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year Ended December 31, 2008	For the Quarter Ended
(In thousands, except per share data)	12/31/08	9/30/08	6/30/08	3/31/08

Interest income	$209,628	$209,464	$208,204	$222,553
Interest expense	(53,339)	(57,900)	(63,425)	(82,446)

Net interest income	156,289	151,564	144,779	140,107
Non-interest income	85,226	95,593	102,733	92,160
Investment securities gains, net	4,814	1,149	1,008	23,323
Salaries and employee benefits	(83,589)	(83,766)	(83,247)	(83,010)
Other expense	(59,814)	(100,766)	(64,176)	(57,745)
Provision for loan losses	(41,333)	(29,567)	(18,000)	(20,000)

Income before income taxes	61,593	34,207	83,097	94,835
Income taxes	(17,757)	(9,534)	(27,118)	(30,668)

Net income	$43,836	$24,673	$55,979	$64,167

Net income per share – basic*	$.58	$.32	$.75	$.85
Net income per share – diluted*	$.58	$.32	$.74	$.84

Weighted average shares – basic*	75,619	75,456	75,352	75,264
Weighted average shares – diluted*	76,293	76,172	76,058	76,017

Year Ended December 31, 2007	For the Quarter Ended
(In thousands, except per share data)	12/31/07	9/30/07	6/30/07	3/31/07

Interest income	$236,752	$238,274	$232,808	$228,267
Interest expense	(99,285)	(103,012)	(98,944)	(96,788)

Net interest income	137,467	135,262	133,864	131,479
Non-interest income	98,101	95,137	94,059	84,284
Investment securities gains (losses), net	3,270	1,562	(493)	3,895
Salaries and employee benefits	(78,433)	(77,312)	(76,123)	(76,900)
Other expense	(84,464)	(61,781)	(60,226)	(59,519)
Provision for loan losses	(14,062)	(11,455)	(9,054)	(8,161)

Income before income taxes	61,879	81,413	82,027	75,078
Income taxes	(18,187)	(25,515)	(26,453)	(23,582)

Net income	$43,692	$55,898	$55,574	$51,496

Net income per share – basic*	$.58	$.74	$.73	$.67
Net income per share – diluted*	$.58	$.73	$.72	$.66

Weighted average shares – basic*	75,265	75,515	76,387	76,767
Weighted average shares – diluted*	76,106	76,342	77,249	77,719

Year Ended December 31, 2006	For the Quarter Ended
(In thousands, except per share data)	12/31/06	9/30/06	6/30/06	3/31/06

Interest income	$228,159	$216,270	$199,250	$188,627
Interest expense	(93,927)	(87,517)	(72,771)	(64,892)

Net interest income	134,232	128,753	126,479	123,735
Non-interest income	90,030	87,332	88,179	87,045
Investment securities gains, net	24	3,324	3,284	2,403
Salaries and employee benefits	(73,140)	(72,169)	(71,239)	(71,725)
Other expense	(60,470)	(60,135)	(58,311)	(58,236)
Provision for loan losses	(7,970)	(7,575)	(5,672)	(4,432)

Income before income taxes	82,706	79,530	82,720	78,790
Income taxes	(25,689)	(24,982)	(27,387)	(25,846)

Net income	$57,017	$54,548	$55,333	$52,944

Net income per share – basic*	$.73	$.71	$.72	$.68
Net income per share – diluted*	$.72	$.70	$.71	$.67

Weighted average shares – basic*	77,675	77,215	77,041	77,549
Weighted average shares – diluted*	78,687	78,234	78,093	78,634

* Restated for the 5% stock dividend distributed in 2008.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth on pages 46 through 48 of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Kansas City, Missouri
February 26, 2009

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007

	(In thousands)

ASSETS
Loans	$11,283,246	$10,605,368
Allowance for loan losses	(172,619)	(133,586)

Net loans	11,110,627	10,471,782

Loans held for sale	361,298	235,896
Investment securities:
Available for sale ($525,993,000 and $524,399,000 pledged in 2008 and
2007, respectively, to secure structured repurchase agreements)	3,630,753	3,165,020
Trading	9,463	26,478
Non-marketable	139,900	105,517

Total investment securities	3,780,116	3,297,015

Federal funds sold and securities purchased under agreements to resell	169,475	655,165
Interest earning deposits with banks	638,158	—
Cash and due from banks	491,723	673,081
Land, buildings and equipment – net	411,168	406,249
Goodwill	125,585	124,570
Other intangible assets – net	17,191	21,413
Other assets	427,106	319,660

Total assets	$17,532,447	$16,204,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,375,000	$1,413,849
Savings, interest checking and money market	7,610,306	7,155,366
Time open and C.D.’s of less than $100,000	2,067,266	2,374,782
Time open and C.D.’s of $100,000 and over	1,842,161	1,607,555

Total deposits	12,894,733	12,551,552

Federal funds purchased and securities sold under agreements to repurchase	1,026,537	1,239,219
Other borrowings	1,747,781	583,639
Other liabilities	286,764	302,735

Total liabilities	15,955,815	14,677,145

Stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 75,901,097 and 71,938,743 shares in 2008 and 2007, respectively	379,505	359,694
Capital surplus	621,458	475,220
Retained earnings	633,159	669,142
Treasury stock of 18,789 and 52,614 shares in 2008 and 2007, respectively, at cost	(761)	(2,477)
Accumulated other comprehensive income (loss)	(56,729)	26,107

Total stockholders’ equity	1,576,632	1,527,686

Total liabilities and stockholders’ equity	$17,532,447	$16,204,831

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2008	2007	2006

INTEREST INCOME
Interest and fees on loans	$654,845	$734,986	$643,329
Interest on loans held for sale	14,968	21,940	21,788
Interest on investment securities	171,551	153,294	151,552
Interest on federal funds sold and securities purchased under agreements to resell	8,287	25,881	15,637
Interest on deposits with banks	198	—	—

Total interest income	849,849	936,101	832,306

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	61,133	116,094	96,442
Time open and C.D.’s of less than $100,000	77,322	110,957	85,424
Time open and C.D.’s of $100,000 and over	55,665	73,739	58,381
Interest on federal funds purchased and securities sold under agreements to repurchase	25,085	83,464	70,154
Interest on other borrowings	37,905	13,775	8,706

Total interest expense	257,110	398,029	319,107

Net interest income	592,739	538,072	513,199
Provision for loan losses	108,900	42,732	25,649

Net interest income after provision for loan losses	483,839	495,340	487,550

NON-INTEREST INCOME
Deposit account charges and other fees	110,361	117,350	115,453
Bank card transaction fees	113,862	103,613	94,928
Trust fees	80,294	78,840	72,180
Trading account profits and commissions	14,268	8,647	8,132
Consumer brokerage services	13,553	12,445	9,954
Loan fees and sales	(2,413)	8,835	10,503
Other	45,787	41,851	41,436

Total non-interest income	375,712	371,581	352,586

INVESTMENT SECURITIES GAINS, NET	30,294	8,234	9,035

NON-INTEREST EXPENSE
Salaries and employee benefits	333,612	308,768	288,273
Net occupancy	46,317	45,789	43,276
Equipment	24,569	24,121	25,665
Supplies and communication	35,335	34,162	32,670
Data processing and software	56,387	50,342	51,601
Marketing	19,994	18,199	17,317
Loss on purchase of auction rate securities	33,266	—	—
Indemnification obligation	(9,619)	20,951	—
Other	76,252	72,426	66,623

Total non-interest expense	616,113	574,758	525,425

Income before income taxes	273,732	300,397	323,746
Less income taxes	85,077	93,737	103,904

NET INCOME	$188,655	$206,660	$219,842

Net income per share – basic	$2.50	$2.72	$2.84
Net income per share – diluted	$2.48	$2.69	$2.80

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2008	2007	2006

OPERATING ACTIVITIES
Net income	$188,655	$206,660	$219,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	108,900	42,732	25,649
Provision for depreciation and amortization	50,696	52,469	48,436
Amortization of investment security premiums, net	3,946	7,398	12,318
Deferred income tax expense (benefit)	2,656	(11,227)	(1,380)
Investment securities gains, net	(30,294)	(8,234)	(9,035)
Gain on sale of branch	(6,938)	—	—
Impairment on loans held for sale	9,398	—	—
Net gains on sales of loans held for sale	(3,168)	(5,670)	(7,259)
Proceeds from sales of loans held for sale	235,305	420,295	410,462
Originations of loans held for sale	(366,873)	(371,918)	(344,243)
Net (increase) decrease in trading securities	13,281	(19,058)	24,292
Stock-based compensation	6,389	6,263	4,786
(Increase) decrease in interest receivable	2,908	8,324	(11,051)
Increase (decrease) in interest payable	(28,351)	5,270	25,467
Increase (decrease) in income taxes payable	(1,204)	7,743	14,576
Net tax benefit related to equity compensation plans	(1,928)	(2,283)	(2,108)
Loss on purchase of auction rate securities	33,266	—	—
Other changes, net	650	(3,062)	(19,220)

Net cash provided by operating activities	217,294	335,702	391,532

INVESTING ACTIVITIES
Net cash and cash equivalents paid in acquisitions/dispositions	(54,490)	(14,046)	(8,498)
Cash paid in exchange of investment securities for student loans	(17,164)	—	—
Proceeds from sales of available for sale securities	131,843	239,541	170,421
Proceeds from maturities/pay downs of available for sale securities	1,311,605	1,135,260	1,142,763
Purchases of available for sale securities	(2,396,109)	(1,095,686)	(888,132)
Net increase in loans	(412,593)	(793,214)	(764,519)
Purchases of land, buildings and equipment	(42,563)	(55,102)	(44,951)
Sales of land, buildings and equipment	495	4,888	3,470

Net cash used in investing activities	(1,478,976)	(578,359)	(389,446)

FINANCING ACTIVITIES
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	381,276	253,221	163,747
Net increase (decrease) in time open and C.D.’s	(36,612)	379,002	340,559
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(212,375)	(542,992)	417,441
Repayment of long-term borrowings	(10,855)	(33,095)	(252,320)
Additional long-term borrowings	375,000	542,000	—
Net increase in short-term borrowings	799,997	—	—
Purchases of treasury stock	(9,490)	(128,578)	(134,956)
Issuance of stock under stock purchase and equity compensation plans	15,978	13,661	7,274
Net tax benefit related to equity compensation plans	1,928	2,283	2,108
Cash dividends paid on common stock	(72,055)	(68,915)	(65,758)

Net cash provided by financing activities	1,232,792	416,587	478,095

Increase (decrease) in cash and cash equivalents	(28,890)	173,930	480,181
Cash and cash equivalents at beginning of year	1,328,246	1,154,316	674,135

Cash and cash equivalents at end of year	$1,299,356	$1,328,246	$1,154,316

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2005	$347,049	$388,552	$693,021	$(86,901)	$(3,883)	$1,337,838

Net income			219,842			219,842
Change in unrealized gain (loss) on available for sale securities, net of tax					14,553	14,553

Total comprehensive income						234,395

Purchase of treasury stock				(134,956)		(134,956)
Cash dividends paid ($.847 per share)			(65,758)			(65,758)
Net tax benefit related to equity compensation plans		2,108				2,108
Stock-based compensation		4,786				4,786
Issuance under stock purchase and equity compensation plans, net		(9,830)		17,104		7,274
Common stock issued in West Pointe Bancorp, Inc. acquisition		(1,268)		68,752		67,484
5% stock dividend, net	5,281	43,073	(163,929)	115,388		(187)
Adoption of SFAS No. 158					(10,870)	(10,870)

Balance, December 31, 2006	352,330	427,421	683,176	(20,613)	(200)	1,442,114

Net income			206,660			206,660
Change in unrealized gain (loss) on available for sale securities, net of tax					19,363	19,363
Change related to pension plan, net of tax					6,944	6,944

Total comprehensive income						232,967

Purchase of treasury stock				(128,578)		(128,578)
Cash dividends paid ($.907 per share)			(68,915)			(68,915)
Net tax benefit related to equity compensation plans		2,283				2,283
Stock-based compensation		6,263				6,263
Issuance under stock purchase and equity compensation plans, net	144	(12,339)		25,856		13,661
Common stock issued in South Tulsa Financial Corp. acquisition		(303)		27,917		27,614
5% stock dividend, net	7,220	51,895	(152,225)	92,941		(169)
Adoption of FIN 48			446			446

Balance, December 31, 2007	359,694	475,220	669,142	(2,477)	26,107	1,527,686

Net income			188,655			188,655
Change in unrealized gain (loss) on available for sale securities, net of tax					(66,445)	(66,445)
Change related to pension plan, net of tax					(16,391)	(16,391)

Total comprehensive income						105,819

Purchase of treasury stock				(9,490)		(9,490)
Cash dividends paid ($.952 per share)			(72,055)			(72,055)
Net tax benefit related to equity compensation plans		1,928				1,928
Stock-based compensation		6,389				6,389
Issuance under stock purchase and equity compensation plans, net	1,778	2,994		11,206		15,978
5% stock dividend, net	18,033	134,927	(153,118)			(158)
Adoption of SFAS No. 157			903			903
Adoption of EITF 06-4			(716)			(716)
SFAS No. 158 – change in pension measurement date			348			348

Balance, December 31, 2008	$379,505	$621,458	$633,159	$(761)	$(56,729)	$1,576,632

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

Commerce Bancshares, Inc. (the Company) conducts its principal activities through its banking and non-banking subsidiaries from approximately 360 locations throughout Missouri, Illinois, Kansas, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance, venture capital and real estate activities. In the fourth quarter of 2008, the Company merged its Kansas and Omaha banking subsidiaries into its Missouri bank, resulting in one remaining banking subsidiary (the Bank).

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

Cash and Cash Equivalents

In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets.

Loans and Related Earnings

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the level yield method. Prepayment premium or yield maintenance agreements are generally required on all term commercial loans with fixed rate intervals of one year or more, and corporate policy requires such language on all term loans over $250,000 with greater than one year maturity.

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

Loans, including those that are considered to be impaired, are evaluated regularly by management. Business, lease, construction, business real estate and personal real estate loans are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on non-accrual loans are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Consumer installment loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if no collateral) once the loans are more than 120 days delinquent. Credit card loans are charged off against the allowance for loan losses when the receivable is more than 180 days past due. The interest and fee income previously capitalized but not collected on credit card charge-offs is reversed against interest income.

Loans Held for Sale

Loans held for sale include student loans and fixed rate residential mortgage loans. These loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. They are carried at the lower of aggregate cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics or on sale contract prices, which represent the estimated exit price. Declines in fair value below cost are recognized in loan fees and sales. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in loan fees and sales.

Allowance/Provision for Loan Losses

The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of the balance sheet date, including known or anticipated problem loans as well as for loans which are not currently known to require specific allowances. Management’s judgment as to the amount of the allowance is a result of the review of larger individual loans, collateral values, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of impaired and non-performing assets, historical charge-off amounts, geographic location, prevailing economic conditions and other relevant factors (including individual valuations on nonperforming loans in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”). Loans are considered impaired when it becomes probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Included in impaired loans are all non-accrual business, lease, construction, and business real estate loans. Consumer, home equity and credit card loans (collectively, personal loans) are excluded from the definition of an impaired loan, unless they have been subject to a troubled debt restructuring as defined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114. Impairment is measured as the present value of the expected future cash flows at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Personal loans are segregated by loan type and by sub-type, and are evaluated on a group basis. Loans are charged off to the extent they are deemed to be uncollectible, reducing the allowance. Recoveries of loans previously charged off are added to the allowance. The amount of the allowance for loan losses is highly dependent on management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amount and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations, and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known. In addition, the Company’s estimate of the allowance is subject to review by regulatory agencies, that could require adjustments to the allowance.

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

Investments in Debt and Equity Securities

The Company has classified the majority of its investment portfolio as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Their related unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses, including other-than-temporary declines in fair value, are calculated using the specific identification method and are included in “Investment securities gains, net” in the consolidated statements of income. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is continually evaluated and a determination made regarding the appropriate estimate of the future rate of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related amortization of premium or discount accretion. The Company’s policy requires the application of EITF 99-20, “Recognition of Interest Income and Impairment of Beneficial Interests”, as amended, for mortgage and asset-backed securities whose credit rating is below AA at their purchase date. Under EITF 99-20, evaluations for other-than-temporary impairment are performed at purchase date and in subsequent periods. Initial impairment is based on estimates of cash flows, and subsequent impairment is based on adverse changes in those estimates. There are no securities being evaluated under EITF 99-20 in the Company’s current portfolio.

Non-marketable securities include certain private equity and venture capital investments, consisting of both debt and equity instruments. These securities are carried at fair value in accordance with the AICPA Audit Guide on investment companies, with changes in fair value reported in current earnings. In the absence of readily ascertainable market values, estimated fair value is determined based on internally developed models. Changes in fair value and gains and losses from sales are included in “Investment securities gains, net”. Other non-marketable securities acquired for debt and regulatory purposes are accounted for at cost.

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

Foreclosed Assets

Foreclosed assets consist of property that has been repossessed. Collateral obtained through foreclosure is comprised of commercial and residential real estate and other non-real estate property, including auto and recreational and marine vehicles. The assets are initially recorded at the lower of the related loan balance or fair value of the collateral less estimated selling costs, with any valuation adjustments charged to the allowance for loan losses. Fair values are estimated primarily based on appraisals when available or quoted market prices of liquid assets. After their initial recognition, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell, and any resulting valuation adjustments, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense.

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

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective. At December 31, 2008, the Company had two interest rate swaps designated as fair value hedges. The Company performs quarterly assessments, using the regression method, to determine whether the hedging relationship has been highly effective in offsetting changes in fair values.

Derivative contracts are also offered to customers to assist in hedging their risks of adverse changes in interest rates and foreign exchange rates. The Company serves as an intermediary between its customers and the markets. Each contract between the Company and its customers is offset by a contract between the Company and various counterparties. These contracts do not qualify for hedge accounting. They are carried at fair value, with changes in fair value recorded in other non-interest income. Since each customer contract is paired with an offsetting contract, the impact to net income is minimized.

The Company enters into interest rate lock commitments on mortgage loans, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are accounted for as derivatives and carried at fair value, with changes in fair value recorded in loan fees and sales. Fair values are based upon quoted prices and, in 2007 and prior years, fair value measurements exclude the value of loan servicing rights or other ancillary values. In accordance with new accounting guidance effective in 2008, the value of loan servicing rights was incorporated into subsequent fair value measurements for mortgage loan commitments.

Pension Plan

The Company’s pension plan is described in Note 10, Employee Benefit Plans. In 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and at December 31, 2006, adjusted its prepaid pension asset to reflect the funded status of the pension plan. In 2008, the Company changed the measurement date of its plan assets and benefit obligations from September 30 to December 31, as required by SFAS No. 158.

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

Income per Share

Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options, stock appreciation rights and nonvested stock awards) outstanding during each year. All per share data has been restated to reflect the 5% stock dividend distributed in December 2008.

2.	Acquisitions and Dispositions

In February 2009, the Company sold its branch in Lakin, Kansas. In this transaction, the Company sold the bank facility and certain deposits totaling approximately $6.9 million, and paid cash of approximately $5.6 million.

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

Acquisitions by the Company for the past several years are listed below. Except for the Boone National Savings transaction, the Company acquired all of the outstanding stock of the purchased institutions in exchange for cash or stock of the Company. Results of operations are included in the Company’s consolidated financial results beginning on the acquisition date. In the Boone transaction, the Company acquired loans and deposits of $126.4 million and $100.9 million, respectively, under a purchase and assumption agreement.

	Acquisition	Number of	Assets	Intangible Assets
(Dollars in millions)	Date	Locations	Purchased	Recognized	Consideration

2007

Commerce Bank Denver, Colorado	7/1/07	1	$103.9	$20.0	$29.5 - cash
South Tulsa Financial Corporation Tulsa, Oklahoma	4/1/07	2	$127.3	$15.3	$27.6 - stock

2006

West Pointe Bancorp					$13.1 - cash
Belleville, Illinois	9/1/06	5	$455.1	$53.7	$67.5 - stock
Boone National Savings and Loan Assoc., Columbia, Missouri	7/21/06		$126.4	$18.5	$19.1 - cash

Loans with evidence of a deterioration in credit quality, and acquired in these transactions, were not material to the consolidated financial statements of the Company. Accordingly, the provisions of AICPA Statement of Position 03-3, which require special accounting for such loans, were not applied.

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at December 31, 2008 and 2007 are as follows:

(In thousands)	2008	2007

Business	$3,404,371	$3,257,047
Real estate – construction and land	837,369	668,701
Real estate – business	2,137,822	2,239,846
Real estate – personal	1,638,553	1,540,289
Consumer	1,615,455	1,648,072
Home equity	504,069	460,200
Student	358,049	—
Consumer credit card	779,709	780,227
Overdrafts	7,849	10,986

Total loans	$11,283,246	$10,605,368

In December 2008, the Company elected to reclassify certain segments of its real estate, business, and consumer portfolios. The reclassifications were made to better align the loan reporting with its related collateral and purpose. The reclassification increased construction real estate loans by $158.3 million and personal real estate loans by $142.1 million, while business real estate loans decreased $214.1 million, business loans decreased $56.0 million and consumer loans decreased $30.3 million.

Also in December, the Company acquired federally guaranteed student loans totaling $358.5 million, at fair value, from a student loan agency in exchange for certain auction rate securities. This transaction is discussed further in Note 4 on Investment Securities. The Company intends to hold these student loans to maturity and they are included in the portfolio above, while other student loans originated by the Company are classified as held for sale and discussed below.

Loans to directors and executive officers of the Parent and the Bank, and to their associates, are summarized as follows:

(In thousands)

Balance at January 1, 2008	$111,387
Additions	45,559
Amounts collected	(47,588)
Amounts written off	—

Balance at December 31, 2008	$109,358

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2008 to principal holders of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Iowa, Oklahoma, Colorado, Indiana, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short and intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2008, unfunded loan commitments totaled $7.9 billion (which included $3.6 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2008, loans of $3.2 billion were pledged at the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.4 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings and borrowings under the Term Auction Facility.

The Company has a net investment in direct financing and sales type leases of $308.2 million and $276.1 million at December 31, 2008 and 2007, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $37.5 million and $38.7 million at December 31, 2008 and 2007, respectively. The net investment in operating leases amounted to $10.2 million and $16.6 million at December 31, 2008 and 2007, respectively, and is included in other assets on the Company’s consolidated balance sheets.

A summary of the allowance for loan losses is as follows:

	Years Ended December 31
(In thousands)	2008	2007	2006

Balance, January 1	$133,586	$131,730	$128,447

Additions:
Provision for loan losses	108,900	42,732	25,649
Allowance of acquired banks	—	1,857	3,688

Total additions	108,900	44,589	29,337

Deductions:
Loan losses	85,093	58,868	40,944
Less recoveries	15,226	16,135	14,890

Net loan losses	69,867	42,733	26,054

Balance, December 31	$172,619	$133,586	$131,730

The Company had ceased recognition of interest income on loans with a carrying value of $72.9 million and $19.7 million at December 31, 2008 and 2007, respectively. The interest income not recognized on these non-accrual loans was $2.7 million, $2.3 million and $1.4 million during 2008, 2007 and 2006, respectively.

Loans 90 days delinquent and still accruing interest amounted to $40.0 million and $20.9 million at December 31, 2008 and 2007, respectively.

The following table presents information on impaired loans at December 31:

(In thousands)	2008	2007

Impaired loans for which a related allowance has been provided	$25,950	$15,809
Impaired loans for which no related allowance has been provided	46,946	3,930

Total impaired loans	$72,896	$19,739

Allowance related to impaired loans	$6,361	$5,626

Impaired loans include loans on non-accrual status. Average impaired loans were $34.3 million during 2008, $23.8 million during 2007 and $15.3 million during 2006. No interest was recognized on these loans during their period of impairment. Compared to December 31, 2007, impaired loan balances increased in nearly all loan categories, with the largest increase in impaired construction and land real estate loans. At year end 2008, impaired loans in this category totaled $48.9 million.

Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. The Company maintains contracts with various student loan agencies to sell student loans when the student graduates and the loan enters into repayment status. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including impairment losses resulting from declines in fair value, which are further discussed in Note 16 on Fair Value Measurements.

(In thousands)	2008	2007

Balance outstanding at end of year:
Student	$358,556	$229,017
Residential mortgage	2,742	6,879

Total loans held for sale balance	$361,298	$235,896

Net gains on sales:
Student	$2,139	$4,484
Residential mortgage	1,029	1,186

Total gains on sales of loans held for sale, net	$3,168	$5,670

Decline in fair value below cost	$(9,398)	$—

4.	Investment Securities

A summary of the available for sale investment securities by maturity groupings as of December 31, 2008 is shown below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2008. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes fixed rate mortgage-related securities. A portion of these are guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA, and a portion have no government guarantee. These securities differ from traditional debt securities primarily in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages. Also included are certain other asset-backed securities (primarily credit card, automobile and commercial loan backed securities). The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

			Weighted
	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$499	$500	1.02%
After 1 but within 5 years	9,979	11,094	4.10

Total U.S. government and federal agency obligations	10,478	11,594	3.95

Government-sponsored enterprise obligations:
Within 1 year	42,685	43,717	3.74
After 1 but within 5 years	93,140	98,240	3.53

Total government-sponsored enterprise obligations	135,825	141,957	3.60

State and municipal obligations:
Within 1 year	104,895	106,018	3.66
After 1 but within 5 years	353,160	359,626	3.68
After 5 but within 10 years	61,373	62,039	3.25
After 10 years	195,993	192,069	5.04

Total state and municipal obligations	715,421	719,752	4.01

Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,685,821	1,711,404	4.94
Non-agency mortgage-backed securities	742,090	620,479	5.90
Other asset-backed securities	275,641	253,756	5.53

Total mortgage and asset-backed securities	2,703,552	2,585,639	5.27

Other debt securities:
After 1 but within 5 years	96,781	101,431
After 5 but within 10 years	19,746	20,430

Total other debt securities	116,527	121,861

Equity securities	7,680	49,950

Total available for sale investment securities	$3,689,483	$3,630,753

As previously announced, in the third quarter of 2008 the Company completed the purchase of auction rate securities (ARS) from its customers, resulting in the acquisition of $539.9 million at par value. These investments were recorded at fair value on their purchase date, and the amount by which par value exceeded fair value was recorded as a $33.0 million loss in current earnings during the third quarter of 2008. The purchase program was intended to assist customers with cash flow needs arising from the current illiquidity in the ARS market. ARS are long-term variable rate bonds which are tied to short-term interest rates. In a normal market ARS are sold through a competitive bidding process, or auction, occurring at weekly or monthly intervals. However, in February 2008, auctions for these bonds began to fail as issues within the broader markets disrupted the ARS market. Currently, there is little, if any, auction activity for these bonds.

In December 2008, the Company exchanged $341.4 million of ARS, issued by a student loan agency, for certain federally guaranteed student loans held by that agency, amounting to $358.5 million at fair value. In this transaction, the Company paid cash of $17.2 million to the agency and recorded a gain on the securities transaction of $7.9 million. At December 31, 2008, the Company’s remaining holdings of ARS amounted to $168.0 million at fair value, which included $69.5 million secured by government guaranteed student loans. Most of the ARS have Moody’s credit ratings of A2 or higher and Fitch ratings of A or higher. Interest is currently being paid at the maximum failed auction rates. These investments are included in the state and municipal obligations category in the table above.

The unrealized gains and losses in the available for sale portfolio, by type, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2008
U.S. government and federal agency obligations	$10,478	$1,116	$—	$11,594
Government-sponsored enterprise obligations	135,825	6,132	—	141,957
State and municipal obligations	715,421	10,794	(6,463)	719,752
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,685,821	26,609	(1,026)	1,711,404
Non-agency mortgage-backed securities	742,090	816	(122,427)	620,479
Other asset-backed securities	275,641	113	(21,998)	253,756

Total mortgage and asset-backed securities	2,703,552	27,538	(145,451)	2,585,639

Other debt securities	116,527	5,404	(70)	121,861
Equity securities	7,680	42,270	—	49,950

Total	$3,689,483	$93,254	$(151,984)	$3,630,753

December 31, 2007
U.S. government and federal agency obligations	$6,472	$645	$—	$7,117
Government-sponsored enterprise obligations	352,646	1,171	(617)	353,200
State and municipal obligations	498,628	4,988	(253)	503,363
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,523,941	7,168	(5,987)	1,525,122
Non-agency mortgage-backed securities	404,909	930	(7,464)	398,375
Other asset-backed securities	218,504	909	(2,425)	216,988

Total mortgage and asset-backed securities	2,147,354	9,007	(15,876)	2,140,485

Other debt securities	21,397	—	(70)	21,327
Equity securities	90,083	52,697	(3,252)	139,528

Total	$3,116,580	$68,508	$(20,068)	$3,165,020

The table above shows the unrealized gains and losses by investment category as of December 31, 2008 and 2007. As described below in more detail, the Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income. Unrealized losses identified as other-than-temporary are recorded directly in current earnings.

For the investments in the table above, management has determined that the unrealized losses are temporary in nature. A primary factor considered in making that determination is management’s intent and ability to hold each investment for a period of time sufficient to allow for an anticipated recovery in fair value. Management has the positive intent and ability to hold each investment until the earlier of its anticipated recovery or maturity. Additional factors considered in determining whether a loss is temporary include:

•	The length of time and the extent to which fair value has been below cost

•	The severity of the impairment

•	The cause of the impairment and the financial condition and near-term prospects of the issuer

•	Activity in the market of the issuer which may indicate adverse credit conditions.

The Company’s impairment policy requires a review of all securities, with a specific analysis of debt securities whose credit rating has fallen below A3/A-, and those securities whose fair values have fallen more than 20% below purchase price. Procedures include the preparation of detailed cash flow models to asses the potential for impairment. Inputs to the models include data specific to each bond such as cash flow experience on the loans or assets backing the bond and various information related to delinquencies, loss severity rates, prepayment speeds and other such information.

At December 31, 2008, 21 non-agency mortgage-backed securities with an amortized cost of $317.6 million met the Company’s criteria for specific impairment review, due to falling credit ratings or market prices, and these securities had unrealized losses totaling $90.5 million. In accordance with its policy, the Company prepared detailed cash flows models for each of these securities using inputs mentioned above, and performed stress tests at varying levels of delinquency rates, prepayment speeds and loss severities in order to determine if all of the original contractual cash flows will be received. Based on these detailed reviews, the Company has not recorded other-than-temporary losses on any securities held at December 31, 2008. However, other-than-temporary impairment may arise in future periods, due to further deterioration in the general economy and national housing markets, and changing cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

Securities which were temporarily impaired at December 31, 2008 and 2007 are shown below, along with the length of the impairment period. Out of the total available for sale portfolio, consisting of approximately 900 securities at December 31, 2008, 246 securities were temporarily impaired at December 31, 2008. Of these securities, 27 securities, amounting to 6% of the portfolio value, have been in a loss position for 12 months or longer.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2008
State and municipal obligations	$175,770	$6,457	$369	$6	$176,139	$6,463
Mortgage and asset-backed securities:
Agency mortgage-backed securities	183,577	1,003	4,664	23	188,241	1,026
Non-agency mortgage-backed securities	412,002	95,153	176,013	27,274	588,015	122,427
Other asset-backed securities	216,187	16,696	22,514	5,302	238,701	21,998

Total mortgage and asset-backed securities	811,766	112,852	203,191	32,599	1,014,957	145,451

Other debt securities	2,691	70	—	—	2,691	70

Total temporarily impaired securities	$990,227	$119,379	$203,560	$32,605	$1,193,787	$151,984

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2007
Government-sponsored enterprise obligations	$15,236	$6	$191,086	$611	$206,322	$617
State and municipal obligations	10,516	49	39,994	204	50,510	253
Mortgage and asset-backed securities:
Agency mortgage-backed securities	197,105	1,436	589,468	4,551	786,573	5,987
Non-agency mortgage-backed securities	101,251	1,155	196,385	6,309	297,636	7,464
Other asset-backed securities	48,030	1,579	84,687	846	132,717	2,425

Total mortgage and asset-backed securities	346,386	4,170	870,540	11,706	1,216,926	15,876

Other debt securities	—	—	21,327	70	21,327	70

Subtotal, debt securities	372,138	4,225	1,122,947	12,591	1,495,085	16,816

Equity securities	19,388	3,252	—	—	19,388	3,252

Total temporarily impaired securities	$391,526	$7,477	$1,122,947	$12,591	$1,514,473	$20,068

In addition to the available for sale portfolio, investment securities held by the Company include certain securities which are not readily marketable, and are classified as non-marketable on the Company’s consolidated balance sheets. These securities totaled $139.9 million and $105.5 million at December 31, 2008 and 2007, respectively. This category includes holdings of Federal Reserve Bank (FRB) stock and Federal Home Loan Bank of Des Moines (FHLB) stock which are required to be held for regulatory purposes and for borrowing availability, and are carried at cost. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. At December 31, 2008, investment in FRB stock totaled $28.7 million and investment in FHLB stock totaled $55.7 million. The remainder of the securities in the non-marketable category are comprised of investments in venture capital and private equity concerns. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

The following table presents proceeds from sales of securities and the components of net securities gains and losses, including fair value adjustments.

(In thousands)	2008	2007	2006

Proceeds from sales	$131,843	$239,541	$170,421

Gains	$42,693	$13,688	$13,086
Losses	12,399	5,454	4,051

Net gains	$30,294	$8,234	$9,035

Investment securities with a fair value of $2.6 billion and $2.0 billion were pledged at December 31, 2008 and 2007, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $526.0 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

5.	Land, Buildings and Equipment

Land, buildings and equipment consist of the following at December 31, 2008 and 2007:

(In thousands)	2008	2007

Land	$100,879	$94,056
Buildings and improvements	493,042	476,897
Equipment	224,869	218,896

Total	818,790	789,849

Less accumulated depreciation and amortization	407,622	383,600

Net land, buildings and equipment	$411,168	$406,249

Depreciation expense of $35.3 million, $35.7 million and $35.4 million for 2008, 2007 and 2006, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $20.1 million, $18.5 million and $18.0 million for 2008, 2007 and 2006, respectively, was included in occupancy expense and equipment expense. No interest expense was capitalized on construction projects in 2008 and 2007, as compared to $38 thousand in 2006.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized in the following table.

	December 31, 2008				December 31, 2007
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(9,324)	$—	$16,396	$25,720	$(5,182)	$20,538
Mortgage servicing rights	1,816	(871)	(150)	795	1,556	(681)	875

Total amortizable intangible assets	27,536	(10,195)	(150)	17,191	27,276	(5,863)	21,413

Goodwill	125,585	—	—	125,585	124,570	—	124,570

Total intangible assets	$153,121	$(10,195)	$(150)	$142,776	$151,846	$(5,863)	$145,983

As a result of routine annual assessments, no impairment of goodwill was recorded in 2008, 2007 or 2006. Further, the January 1, 2009 review revealed no impairment as of that date. Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2007 and 2008 are shown in the following table.

			Money
	Consumer	Commercial	Management	Total
(In thousands)	Segment	Segment	Segment	Goodwill

Balance at December 31, 2006	$58,879	$38,018	$746	$97,643
2007 acquisitions	8,042	17,646	—	25,688
Purchase accounting adjustments to prior year acquisitions	732	507	—	1,239

Balance at December 31, 2007	67,653	56,171	746	124,570
Purchase accounting adjustments to prior year acquisitions	259	1,034	—	1,293
Other	(147)	(131)	—	(278)

Balance at December 31, 2008	$67,765	$57,074	$746	$125,585

Changes in the net carrying amount of other intangible assets for the years ended December 31, 2007 and 2008 are shown in the following table.

	Core	Mortgage
	Deposit	Servicing
(In thousands)	Premium	Rights

Balance at December 31, 2006	$18,827	$806
2007 acquisitions	8,290	—
Originations	—	218
Purchase accounting adjustments to prior year acquisitions	(2,490)	—
Amortization	(4,089)	(149)

Balance at December 31, 2007	20,538	875
Originations	—	255
Amortization	(4,142)	(185)
Impairment	—	(150)

Balance at December 31, 2008	$16,396	$795

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At December 31, 2008, a temporary impairment of $150 thousand was recognized. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 16 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $4.2 million and $1.2 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2008. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2009	$3,822
2010	3,309
2011	2,801
2012	2,299
2013	1,783

7.	Deposits

At December 31, 2008, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)

Due in 2009	$3,432,816
Due in 2010	309,227
Due in 2011	115,841
Due in 2012	28,254
Due in 2013	22,981
Thereafter	308

Total	$3,909,427

The following table shows a detailed breakdown of the maturities of time open and certificates of deposits, by size category, at December 31, 2008.

	Certificates of		Certificates of
	Deposit under	Other Time Deposits	Deposit over	Other Time Deposits
(In thousands)	$100,000	under $100,000	$100,000	over $100,000	Total

Due in 3 months or less	$272,645	$47,769	$736,313	$7,513	$1,064,240
Due in over 3 through 6 months	250,176	50,662	255,495	7,479	563,812
Due in over 6 through 12 months	1,049,141	63,783	666,640	25,200	1,804,764
Due in over 12 months	216,019	117,071	124,009	19,512	476,611

Total	$1,787,981	$279,285	$1,782,457	$59,704	$3,909,427

Regulations of the Federal Reserve System require cash reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. Effective October 1, 2008, the Federal Reserve began paying interest on these balances. The minimum reserve requirement for the Bank at December 31, 2008 totaled $77.9 million.

8.	Borrowings

Borrowings of the Company include federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally mature within 90 days. The following table presents balance and interest rate information on these and other short-term borrowings.

				Maximum
	Year End	Average	Average	Outstanding
	Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Rate	Rate	Outstanding	Month End	December 31

2008
Federal funds purchased and short-term repurchase agreements	.1%	1.8%	$873,625	$1,253,655	$526,537
Long-term repurchase agreements	.9	1.9	500,000	500,000	500,000

Total federal funds purchased and repurchase agreements					1,026,537

FHLB advances	2.7	2.7	29,508	100,000	100,000

Term auction facility borrowings	.4	1.4	155,738	700,000	700,000

2007
Federal funds purchased and short-term repurchase agreements	2.8	4.7	1,196,612	1,800,505	739,219
Long-term repurchase agreements	5.0	5.5	500,000	500,000	500,000

Total federal funds purchased and repurchase agreements					1,239,219

2006
Federal funds purchased and short-term repurchase agreements	4.8	4.7	1,256,914	1,586,511	1,271,282
Long-term repurchase agreements	5.5	5.6	198,630	500,000	500,000

Total federal funds purchased and repurchase agreements					1,771,282

Total securities sold under agreements to repurchase at December 31, 2008 were comprised of non-insured customer funds totaling $501.6 million and structured repurchase agreements of $500.0 million. The structured repurchase agreements mature in 2010, with $350.0 million based on a LIBOR-based floating interest rate with an embedded floor, and the remaining $150.0 million based on a fixed rate. All securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio.

The Company also periodically submits bids under the Federal Reserve’s temporary Term Auction Facility (TAF) program. The TAF is a credit facility in which local Federal Reserve Banks auction term funds, generally with a 28 or 84-day maturity, at a rate determined as the result of the auction and fixed over the time to maturity. The TAF credit is collateralized similar to discount window borrowings, generally with investment securities and loans. These borrowings amounted to $700.0 million at December 31, 2008, with the latest maturity occurring in March 2009.

Other borrowings of the Company consisted of the following at December 31, 2008.

			Year End
		Maturity	Weighted	Year End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary bank	2009	2.5%	$301,140
		2010	4.7	327,686
		2011	2.4	92,250
		2012-16	4.3	104,645
		2017	3.5	100,000
Subordinated debentures	Subsidiary holding company	2030	10.9	4,000
		2034	4.2	10,310
Non-recourse lease financing notes	Bank leasing subsidiary	2011	6.3	235
Structured note payable	Venture capital subsidiary	2012	0.0	7,515

Total				$947,781

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. Total outstanding advances at December 31, 2008 were $1.0 billion. Nearly all of the outstanding advances have fixed interest rates and contain prepayment penalties. The outstanding balance contains $200.0 million which the FHLB may call for early payment within the next year. The FHLB has issued letters of credit, totaling $1.1 billion at December 31, 2008, to secure the Company’s obligations to depositors of public funds.

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

Specified amounts of the Company’s lease receivables and underlying equipment in leasing transactions serve as collateral for non-recourse lease financing notes from other financial institutions, which totaled $235 thousand at December 31, 2008. In the event of a default by a lessee, the other financial institution has a first lien on the underlying lease equipment and chattel paper, with no further recourse against the Company.

Other long-term debt includes funds borrowed from third-party insurance companies by a venture capital subsidiary, a Missouri Certified Capital Company, to support its investment activities. Because the insurance companies receive tax credits, the borrowings do not bear interest. This debt is secured by assets of the subsidiary and guaranteed by the Parent, evidenced by letters of credit from the Bank.

Cash payments for interest on deposits and borrowings during 2008, 2007 and 2006 on a consolidated basis amounted to $285.5 million, $393.1 million and $294.6 million, respectively.

9.	Income Taxes

The components of income tax expense (benefit) from operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2008:
U.S. federal	$81,536	$3,193	$84,729
State and local	885	(537)	348

	$82,421	$2,656	$85,077

Year ended December 31, 2007:
U.S. federal	$102,666	$(9,866)	$92,800
State and local	2,298	(1,361)	937

	$104,964	$(11,227)	$93,737

Year ended December 31, 2006:
U.S. federal	$104,730	$(1,394)	$103,336
State and local	554	14	568

	$105,284	$(1,380)	$103,904

The components of income tax expense (benefit) recorded directly to stockholders’ equity for the years ended December 31, 2008, 2007 and 2006 were as follows:

(In thousands)	2008	2007	2006

Unrealized gain (loss) on securities available for sale	$(40,724)	$11,902	$8,885
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,941)	(2,298)	(2,108)
Accumulated pension (benefit) loss	(9,833)	4,256	(6,662)
Other	549	—	—

Income tax expense (benefit) allocated to stockholders’ equity	$(51,949)	$13,860	$115

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

(In thousands)	2008	2007

Deferred tax assets:
Loans, principally due to allowance for loan losses	$82,840	$60,652
Unrealized loss on securities available for sale	22,317	—
Accrued expenses	9,681	10,060
Equity-based compensation	12,622	11,058
Deferred compensation	4,951	4,464
Unearned fee income	2,282	1,310
Pension benefit obligations	1,317	—
Net operating loss carryforwards	664	803
Other	2,053	2,309

Total deferred tax assets	138,727	90,656

Deferred tax liabilities:
Equipment lease financing	45,926	30,415
Unrealized gain on securities available for sale	—	18,407
Land, buildings and equipment	24,295	13,713
Pension benefit obligations	—	6,888
Intangibles	5,305	4,159
Prepaid expenses	3,449	3,194
Accretion on investment securities	2,633	2,115
Loan fees and expenses	2,387	2,105
Other	561	1,548

Total deferred tax liabilities	84,556	82,544

Net deferred tax asset	$54,171	$8,112

The Company acquired a federal net operating loss (NOL) carryforward of approximately $4.3 million in connection with the 2003 acquisition of The Vaughn Group, Inc. The NOL carryforward will begin to expire in 2020. At December 31, 2008, the tax benefit related to the remaining NOL carryforward was $664 thousand. The Company also has a state tax credit carryforward of $1.0 million as of December 31, 2008. The tax credit carryforward, which is comprised of various Missouri tax credits, is scheduled to expire in varying amounts between 2011 and 2018. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35 percent and the Company’s actual income tax expense for 2008, 2007 and 2006 is as follows:

(In thousands)	2008	2007	2006

Computed “expected” tax expense	$95,806	$105,139	$113,311
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(9,902)	(9,238)	(6,264)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,084)	(1,079)	(1,068)
State and local income taxes, net of federal tax benefit	226	609	369
Other	31	(1,694)	(2,444)

Total income tax expense	$85,077	$93,737	$103,904

Cash payments of income taxes, net of refunds, amounted to $84.4 million, $95.4 million and $97.3 million on a consolidated basis during 2008, 2007 and 2006, respectively. The Parent had net receipts of $2.7 million, $6.2 million and $5.7 million during 2008, 2007 and 2006, respectively, from tax benefits.

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

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in income tax expense, classified as a component of income tax expense, was income of $73 thousand in 2008 compared to expense of $122 thousand in 2007. Accrued interest and penalties was $491 thousand and $564 thousand as of December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, the gross amount of unrecognized tax benefits was $3.3 million and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.5 million. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2005 through 2008 remain open to examination for U.S. federal income tax and tax years 2005 through 2008 remain open to examination by significant state tax jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2008 and 2007 was as follows:

(In thousands)	2008	2007

Unrecognized tax benefits at beginning of year	$3,258	$2,476
Gross increases – tax positions in prior period	19	512
Gross decreases – tax positions in prior period	(403)	(153)
Gross increases – current-period tax positions	779	551
Settlements	—	(30)
Lapse of statute of limitations	(303)	(98)

Unrecognized tax benefits at end of year	$3,350	$3,258

10.	Employee Benefit Plans

Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401K) plan, under which the Company makes matching contributions.

(In thousands)	2008	2007	2006

Payroll taxes	$20,290	$19,386	$18,078
Medical plans	17,340	13,583	15,868
401K plan	9,537	8,839	8,046
Pension plans	(1,797)	(763)	(382)
Other	2,081	2,345	1,776

Total employee benefits	$47,451	$43,390	$43,386

A majority of the Company’s current employees are covered by a noncontributory defined benefit pension plan, however, participation in the pension plan is not available to employees hired after June 30, 2003. Effective January 1, 2008, participants were fully vested after three years of service, compared to the previous period of five years. Benefits are based on years of participation and average annualized earnings.

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

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, was adopted on December 31, 2006. It required an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Accordingly, at December 31, 2006 the Company adjusted its balance sheet to reflect this funded status, reducing accumulated other comprehensive income by $17.5 million on a pre-tax basis. Subsequent changes in the funded status have been reflected in comprehensive income. SFAS No. 158 also required measurement of plan assets and benefit obligations as of fiscal year end, and this change was effective in 2008. Accordingly, the Company changed its 2008 measurement date from September 30 to December 31. In lieu of remeasuring plan assets and benefit obligations as of January 1, 2008, the Company used the September 30, 2007 measurement to determine the net periodic benefit cost for the period between September 30, 2007 and December 31, 2008. This amount was then allocated proportionately between retained earnings and net periodic benefit cost for 2008. The allocation to retained earnings, recorded on December 31, 2008, was an increase of $561 thousand on a pre-tax basis.

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made no contributions to the defined benefit pension plan in 2008, and the minimum required contribution for 2009 is expected to be zero. The Company does not expect to make any further contributions other than the necessary funding contributions to the CERP. Contributions to the CERP were $12 thousand, $10 thousand and $8 thousand during fiscal 2008, 2007 and 2006, respectively.

Benefit obligations of the CERP at the December 31, 2008 and September 30, 2007 valuation dates are shown in the table immediately below. In all other tables presented, the pension plan and the CERP are presented on a combined basis, even though the CERP is unfunded. Although the CERP is unfunded, the foregoing description and the following tables describe payments under the CERP as “contributions”.

(In thousands)	2008	2007

Projected benefit obligation	$2,169	$1,735
Accumulated benefit obligation	$2,169	$1,735

The following items are components of the net pension cost for the years ended December 31, 2008, 2007 and 2006.

(In thousands)	2008	2007	2006

Service cost-benefits earned during the year	$1,025	$1,053	$997
Interest cost on projected benefit obligation	5,236	5,033	4,718
Expected return on plan assets	(8,165)	(7,568)	(7,199)
Amortization of unrecognized net loss	107	719	1,102

Net periodic pension cost (income)	$(1,797)	$(763)	$(382)

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2008 and September 30, 2007.

(In thousands)	2008	2007

Change in projected benefit obligation

Projected benefit obligation at prior valuation date	$86,266	$90,701
Service cost	1,222	1,053
Interest cost	6,519	5,033
Benefits paid	(5,751)	(5,229)
Actuarial (gain) loss	3,174	(5,292)

Projected benefit obligation at valuation date	91,430	86,266

Change in plan assets

Fair value of plan assets at prior valuation date	104,754	97,215
Actual return (loss) on plan assets	(13,163)	12,758
Employer contributions	12	10
Benefits paid	(5,751)	(5,229)

Fair value of plan assets at valuation date	85,852	104,754

Funded status and net amount recognized at valuation date	$(5,578)	$18,488

Employer contributions made after the September 30, 2007 valuation date but before the December 31, 2007 fiscal year end amounted to $3,000 in 2007. Amounts recognized on the December 31 balance sheets are as follows:

(In thousands)	2008	2007

Prepaid pension cost	$—	$20,223
Accrued benefit liability	(5,578)	(1,732)

Net amount recognized at December 31	$(5,578)	$18,491

The accumulated benefit obligation, which represents the liability of a plan assuming its immediate termination, was $91.4 million and $86.3 million for both plans on December 31, 2008 and September 30, 2007, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2008 and 2007 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2008	2007

Prior service credit (cost)	$—	$—
Accumulated loss	(32,769)	(6,332)

Accumulated other comprehensive loss	(32,769)	(6,332)
Cumulative employer contributions in excess of net periodic benefit cost	27,191	24,823

Net amount recognized on the December 31 balance sheet	$(5,578)	$18,491

Net gain (loss) arising during period	$(26,544)	$10,481
Amortization of net loss	107	719

Total recognized in other comprehensive income (loss)	$(26,437)	$11,200

Total income (expense) recognized in net periodic pension cost and other comprehensive income	$(24,640)	$11,963

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic pension cost in 2009 is $2.6 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2008	2007	2006

Determination of benefit obligation at year end:
Discount rate	6.00%	6.25%	5.75%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

Determination of net periodic benefit cost for year ended:
Discount rate	6.25%	5.75%	5.50%
Long-term rate of return on assets	8.00%	8.00%	8.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The allocation of plan assets, at fair value, as of December 31, 2008 and September 30, 2007, was as follows:

	2008	2007

Equity securities	29%	65%
Debt securities	66%	33%
Money market	5%	2%

Total	100%	100%

The investment policy of the pension plan is designed for growth in value within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines regarding the types of investments held that may change from time to time, currently including items such as holding bonds rated investment grade or better, and prohibiting investment in Company stock. The plan does not utilize derivatives. Under the policy, the long-term investment target mix for the plan is 60% equity securities and 40% fixed income. However, in response to changes in the economy during 2008, the investment mix was modified and at December 31, 2008, plan assets were more heavily weighted in fixed income debt securities, as noted in the table above. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The selection of a discount rate was based on a review of various bond indices. These portfolios are comprised of high quality fixed-income instruments whose cash flows match the future estimated benefit payments under the plan. The selection process also considers the results of actuarial modeling tools and assumptions.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2008 pension plan expense was 8%. Determination of the plan’s rate of return is based upon historical returns for equities and fixed income indexes. The average 10-year rolling return for the Company’s pension plan is 3.5%. During 2008, the plan’s rate of return was a loss of 9.7%, compared to a positive return of 12.9% in 2007. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. With a traditional investment mix of over half of the plan’s investments in equities, the actual return for any one plan year may fluctuate significantly with changes in the stock market. Due to a decline in the economy and a decrease in discount rates used in the actuarial calculation of plan income, the Company expects to incur $2.8 million expense in 2009 compared to income of $1.8 million in 2008.

The following future benefit payments are expected to be paid:

(In thousands)

2009	$5,341
2010	5,457
2011	5,616
2012	5,743
2013	5,908
2014-2018	32,132

11.	Stock-Based Compensation and Directors Stock Purchase Plan*

The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. At December 31, 2008, 3,106,744 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $6.4 million, $6.3 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.4 million, $2.3 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Below are the fair values of SARs granted, using the Black-Scholes option-pricing model, including the model assumptions for those grants. SARs were granted with exercise prices equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vested on a graded basis over 3 years of continuous service and have 10-year contractual terms.

	2008	2007	2006

Weighted per share average fair value at grant date	$8.27	$11.40	$12.17
Assumptions:
Dividend yield	2.3%	1.9%	1.7%
Volatility	18.4%	19.9%	21.1%
Risk-free interest rate	3.5%	4.6%	4.6%
Expected term	7.2 years	7.4 years	7.4 years

A summary of option activity during 2008 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2008	3,007,234	$30.86

Granted	—	—
Forfeited	—	—
Expired	(317)	37.17
Exercised	(611,566)	26.17

Outstanding at December 31, 2008	2,395,351	$32.05	4.0 years	$28,495
Exercisable at December 31, 2008	2,395,351	$32.05	4.0 years	$28,495
Vested and expected to vest at December 31, 2008	2,395,351	$32.05	4.0 years	$28,495

A summary of SAR activity during 2008 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2008	1,027,878	$44.81

Granted	590,911	42.12
Forfeited	(13,090)	43.05
Expired	(2,737)	44.64
Exercised	(2,734)	44.61

Outstanding at December 31, 2008	1,600,228	$43.83	8.2 years	$1,067
Exercisable at December 31, 2008	379,863	$44.78	7.5 years	$—
Vested and expected to vest at December 31, 2008	1,547,411	$43.86	8.2 years	$999

Additional information about stock options and SARs exercises is presented below.

(In thousands)	2008	2007	2006

Intrinsic value of options and SARs exercised	$10,006	$9,808	$8,645
Cash received from options and SARs exercised	15,186	12,919	6,548
Tax benefit realized from options and SARs exercised	1,745	2,098	1,818

Nonvested stock is awarded to key employees, by action of the Board of Directors. These awards generally vest after 5 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the 5 year vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of December 31, 2008 and changes during the year then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	237,373	$40.05

Granted	38,901	42.06
Vested	(45,319)	32.98
Forfeited	(2,969)	39.54

Nonvested at December 31, 2008	227,986	$41.81

The total fair value (at vest date) of shares vested during 2008, 2007 and 2006 was $1.8 million, $1.0 million and $1.6 million, respectively.

As of December 31, 2008, there was $12.0 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested options, SARs and stock awards. That cost is expected to be recognized over a weighted average period of 2.4 years.

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

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 97,782 at December 31, 2008. In 2008, 18,727 shares were purchased at an average price of $42.29 and in 2007, 17,307 shares were purchased at an average price of $42.87.

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2008.

12.	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. Items recognized under accounting standards as components of comprehensive income are displayed in the consolidated statements of stockholders’ equity, and additional information is presented below about the Company’s two components of other comprehensive income. The first component is the unrealized holding gains and losses on available for sale securities. In the calculation of other comprehensive income, certain reclassification adjustments are made to avoid double counting items that are included as part of net income for a period that also had been included as part of other comprehensive income in that period or earlier periods. The reclassification amounts and the related income tax expense or benefit for the three years ended December 31 are shown in the table below. The second component results from the Company’s adoption of SFAS No. 158 on December 31, 2006, as mentioned in Note 10. Adjustments to other comprehensive income are required to recognize pension gains or losses that arise during the period but are not recognized as components of net periodic benefit cost, and also to recognize corresponding adjustments in other comprehensive income when these gains and losses are subsequently amortized to net periodic benefit cost.

(In thousands)	2008	2007	2006

Unrealized holding gains (losses) on securities	$(101,968)	$34,192	$21,344
Tax (expense) benefit on unrealized gains/losses	38,684	(13,025)	(8,089)
Reclassification adjustment for (gains) losses realized and included in net income	(5,201)	(2,927)	2,094
Reclassification adjustment for tax expense (benefit) on realized gains/losses	2,040	1,123	(796)

Net unrealized gains (losses) on securities	(66,445)	19,363	14,553

Amortization of pension loss	107	719	—
Net gain (loss) arising during period	(26,544)	10,481	—
Tax (expense) benefit on change in pension loss	10,046	(4,256)	—

Change in pension loss	(16,391)	6,944	—

Other comprehensive income (loss)	$(82,836)	$26,307	$14,553

The end of period components of accumulated other comprehensive income (loss) are shown in the table below.

			Accumulated
	Unrealized		Other
	Gains (Losses)	Pension	Comprehensive
(In thousands)	on Securities	Loss	Income (Loss)

Balance at December 31, 2006	$10,670	$(10,870)	$(200)
Current period other comprehensive income	19,363	6,944	26,307

Balance at December 31, 2007	30,033	(3,926)	26,107
Current period other comprehensive loss	(66,445)	(16,391)	(82,836)

Balance at December 31, 2008	$(36,412)	$(20,317)	$(56,729)

13.	Segments

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

The following tables present selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. Beginning in 2008, modifications were made to the funds transfer pricing process which eliminated allocations to net interest income for capital. This change was also reflected in the prior year information presented below.

Segment Income Statement Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Year ended December 31, 2008:
Net interest income	$351,387	$208,348	$8,192	$567,927	$24,812	$592,739
Provision for loan losses	(57,044)	(13,389)	—	(70,433)	(38,467)	(108,900)
Non-interest income	166,968	97,038	100,381	364,387	11,325	375,712
Investment securities gains, net	—	—	—	—	30,294	30,294
Non-interest expense	(322,978)	(169,834)	(103,632)	(596,444)	(19,669)	(616,113)

Income (loss) before income taxes	$138,333	$122,163	$4,941	$265,437	$8,295	$273,732

Year ended December 31, 2007:
Net interest income	$344,640	$191,248	$8,468	$544,356	$(6,284)	$538,072
Provision for loan losses	(34,787)	(8,026)	—	(42,813)	81	(42,732)
Non-interest income	186,792	85,151	92,628	364,571	7,010	371,581
Investment securities gains, net	—	—	—	—	8,234	8,234
Non-interest expense	(305,718)	(158,017)	(65,722)	(529,457)	(45,301)	(574,758)

Income (loss) before income taxes	$190,927	$110,356	$35,374	$336,657	$(36,260)	$300,397

Year ended December 31, 2006:
Net interest income	$330,935	$184,245	$8,019	$523,199	$(10,000)	$513,199
Provision for loan losses	(26,338)	295	—	(26,043)	394	(25,649)
Non-interest income	179,401	79,427	85,235	344,063	8,523	352,586
Investment securities gains, net	2,839	—	—	2,839	6,196	9,035
Non-interest expense	(286,011)	(143,970)	(60,388)	(490,369)	(35,056)	(525,425)

Income (loss) before income taxes	$200,826	$119,997	$32,866	$353,689	$(29,943)	$323,746

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for loan losses in this category contains the difference between loan charge-offs and recoveries assigned directly to the segments and the recorded provision for loan loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment. Investment securities gains and non-interest expense for this category include stock redemption gains and litigation accrual adjustments related to the Bank’s membership in Visa.

Segment Balance Sheet Data

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Average balances for 2008:
Assets	$4,903,522	$6,654,470	$39,192	$11,597,184	$4,857,149	$16,454,333
Loans, including held for sale	4,724,195	6,534,952	41	11,259,188	24,111	11,283,299
Goodwill and other intangible assets	82,800	61,314	746	144,860	—	144,860
Deposits	8,902,914	2,593,381	706,620	12,202,915	46,895	12,249,810

Average balances for 2007:
Assets	$4,583,094	$6,158,345	$384,245	$11,125,684	$4,354,643	$15,480,327
Loans, including held for sale	4,419,726	6,042,112	43	10,461,881	49,351	10,511,232
Goodwill and other intangible assets	80,043	54,655	746	135,444	—	135,444
Deposits	8,855,082	2,412,133	493,273	11,760,488	117,527	11,878,015

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

On December 1, 2008, the Company distributed a 5% stock dividend on its $5 par common stock for the fifthteenth consecutive year. All per share data in this report has been restated to reflect the stock dividend.

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

(In thousands, except per share data)	2008	2007	2006

Basic earnings per share:
Net income available to common shareholders	$188,655	$206,660	$219,842

Weighted average basic common shares outstanding	75,423	75,978	77,370
Basic earnings per share	$2.50	$2.72	$2.84

Diluted earnings per share:
Net income available to common shareholders	$188,655	$206,660	$219,842

Weighted average common shares outstanding	75,423	75,978	77,370
Net effect of nonvested stock and the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	713	870	1,042

Weighted average diluted common shares outstanding	76,136	76,848	78,412

Diluted earnings per share	$2.48	$2.69	$2.80

The table below shows activity in the outstanding shares of the Company’s common stock during 2008. Shares in the table below are presented on an historical basis and have not been restated for the 5% stock dividend in 2008.

(In thousands)

Shares outstanding at January 1, 2008	71,796
Issuance of stock:
Sales and awards under employee and director plans	620
5% stock dividend	3,607
Purchases of treasury stock	(231)
Other	(1)

Shares outstanding at December 31, 2008	75,791

The Company maintains a treasury stock buyback program authorized by its Board of Directors. At December 31, 2008, 2,877,552 shares were available for purchase under the current Board authorization.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier I capital to total average assets (leverage ratio), and minimum ratios of Tier I and Total capital to risk-weighted assets (as defined). To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier I capital ratio of 4.00%, a Total capital ratio of 8.00% and a leverage ratio of 4.00%. The minimum required ratios for well-capitalized banks (under prompt corrective action provisions) are 6.00% for Tier I capital, 10.00% for Total capital and 5.00% for the leverage ratio.

The following tables show the capital amounts and ratios for the Company (on a consolidated basis) and the Bank, together with the minimum and well-capitalized capital requirements, at the last two year ends. As mentioned previously, in the fourth quarter of 2008 the Company merged its Kansas and Omaha banking subsidiaries into its Missouri bank, resulting in one remaining banking subsidiary.

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,702,916	12.31%	$1,106,733	8.00%	N.A.	N.A.
Commerce Bank, N.A.	1,540,064	11.21	1,099,425	8.00	$1,374,281	10.00%

Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,510,959	10.92%	$553,366	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,368,254	9.96	549,712	4.00	$824,569	6.00%

Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,510,959	9.06%	$666,841	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,368,254	8.24	664,022	4.00	830,027	5.00

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007:
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,532,189	11.49%	$1,066,477	8.00%	N.A.	N.A.
Commerce Bank, N.A. (Missouri)	1,270,953	10.29	987,925	8.00	$1,234,906	10.00%
Commerce Bank, N.A. (Kansas)	96,878	12.15	63,770	8.00	79,712	10.00

Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,375,035	10.31%	$533,239	4.00%	N.A.	N.A.
Commerce Bank, N.A. (Missouri)	1,146,752	9.29	493,963	4.00	$740,944	6.00%
Commerce Bank, N.A. (Kansas)	86,912	10.90	31,885	4.00	47,827	6.00

Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,375,035	8.76%	$627,858	4.00%	N.A.	N.A.
Commerce Bank, N.A. (Missouri)	1,146,752	7.96	576,509	4.00	$720,637	5.00%
Commerce Bank, N.A. (Kansas)	86,912	6.98	49,771	4.00	62,214	5.00

At December 31, 2008, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

16.	Fair Value Measurements

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

At December 31, 2008, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $168.0 million. Nearly all of these securities were purchased from customers during the third quarter of 2008. The auction process by which the ARS are normally priced has failed since the first quarter of 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are currently estimated using a discounted cash flows analysis. The analysis compares the present value of cash flows based on mandatory rates paid under failing auctions with the present value of estimated cash flows for similar securities, after adjustment for liquidity premium and nonperformance risk. The cash flows were projected over an estimated market recovery period, or in some cases, a shorter period if refinancing by specific issuers is expected. The discount rate was based on the published Treasury rate for the period commensurate with the estimated holding period. In developing the inputs, discussions were held with traders, both internal and external to the Company, who are familiar with the ARS markets. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

Trading securities

The majority of the securities in the Company’s trading portfolio are priced by averaging several broker quotes for identical instruments, and are classified as Level 2 measurements. During the first half of 2008, this portfolio also included certain auction rate securities, whose fair value measurement was classified as Level 3 and estimated in the manner described above. In the third quarter of 2008 these securities were transferred to the available for sale portfolio, as their decline in marketability made the likelihood of selling these in the near term more remote. The securities were transferred at their fair value, which was estimated to be $7.7 million on the transfer date. Prior to their transfer a loss in fair value, totaling $695 thousand, was recorded in current earnings.

Venture capital/private equity securities

These securities are held by the Company’s venture capital subsidiaries and are included in non-marketable investment securities in the consolidated balance sheets. Valuation of these nonpublic investments requires significant management judgment due to the absence of quoted market prices. Each quarter, valuations are performed utilizing available market data and other factors. Market data includes published trading multiples for venture investments of similar size. The multiples are considered in conjunction with current operating performance, future expectations, financing and sales transactions, and other investment-specific issues. The Company applies its valuation methodology consistently from period to period, and believes that its methodology is similar to that used by other market participants. These fair value measurements are classified as Level 3.

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

•	Valuations for interest rate swaps are derived from proprietary models whose significant inputs are readily observable market parameters, primarily yield curves. The results of the models are constantly validated through comparison to active trading in the marketplace. These fair value measurements are classified as Level 2.

•	Fair value measurements for foreign exchange contracts are derived from a model whose primary inputs are quotations from global market makers, and are classified as Level 2.

•	The fair values of mortgage loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market. However, these prices are adjusted by a factor which considers the likelihood that a commitment will ultimately result in a closed loan. This estimate is based on the Company’s historical data and its judgment about future economic trends. Based on the unobservable nature of this adjustment, these measurements are classified as Level 3.

•	The Company’s contracts related to credit risk guarantees, as discussed in Note 18, are valued under an internally developed methodology which uses significant unobservable inputs and assumptions about the creditworthiness of the counterparty to the guaranteed interest rate swap contract. Consequently, these measurements are classified as Level 3.

Assets held in trust

Assets held in an outside trust for the Company’s deferred compensation plan consist of investments in mutual funds. The fair value measurements are based on quoted prices in active markets and classified as Level 1. The Company has recorded an asset representing the total investment amount. The Company has also recorded a corresponding nonfinancial liability, representing the Company’s liability to the plan participants.

The table below presents the December 31, 2008 carrying values of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	12/31/08	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$3,630,753	$26,808	$3,435,949	$167,996
Trading securities	9,463	—	9,463	—
Venture capital investments	49,494	—	—	49,494
Derivatives	25,835	—	25,499	336
Assets held in trust	2,316	2,316	—	—

Total assets	3,717,861	29,124	3,470,911	217,826

Liabilities:
Derivatives	27,075	—	26,803	272

Total liabilities	$27,075	$—	$26,803	$272

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Available		Venture
	for Sale	Trading	Capital
(In thousands)	Securities	Securities	Investments	Derivatives	Total

For the year ended December 31, 2008:

Balance at January 1, 2008	$—	$—	$37,603	$(175)	$37,428
Total gains or losses (realized/unrealized):
Included in earnings	—	(695)	3,093	145	2,543
Included in other comprehensive income	(3,408)	—	—	—	(3,408)
Purchases, issuances, and settlements, net	163,684	—	8,798	94	172,576
Transfer from trading to available for sale	7,720	(7,720)	—	—	—
Transfers in and/or out of Level 3	—	8,415	—	—	8,415

Balance at December 31, 2008	$167,996	$—	$49,494	$64	$217,554

Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$(695)	$—	$3,093	$144	$2,542

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

		Trading
	Interest on	Account		Other	Investment
	Investment	Profits and	Loan Fees	Non-Interest	Securities Gains,
(In thousands)	Securities	Commissions	and Sales	Income	Net	Total

For the year ended December 31, 2008:

Total gains or losses included in earnings	$(99)	$(695)	$126	$19	$3,192	$2,543

Change in unrealized gains or losses relating to assets still held at December 31, 2008	$(99)	$(695)	$125	$19	$3,192	$2,542

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $72.9 million at December 31, 2008, and charge-offs of $9.6 million related to these loans were recorded during 2008.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. The Company’s student loans are contracted for sale with various secondary market institutions. Beginning early in the second quarter of 2008, the secondary market for student loans was disrupted by liquidity concerns. Consequently, several investors are currently unable to consistently purchase loans under existing contractual terms. Loans under contract to these investors, in addition to other investors whose future liquidity is of concern, were identified for evaluation. Such loans amounted to $206.1 million at December 31, 2008. They were evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3. Impairment losses of $9.4 million were recorded for the year ended December 31, 2008. The measurement of fair value for the remaining student loans is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

Private equity investments and restricted stock

These assets are included in non-marketable investment securities in the consolidated balance sheets. They include private equity investments held by the Parent company which are carried at cost, reduced by other-than-temporary impairment. These investments are periodically evaluated for impairment based on their estimated fair value. The valuation methodology is described above under the recurring measurements for “Venture capital/private equity securities”. Also included is stock issued by the Federal Reserve and Federal Home Loan Bank which is held by the Bank as required for regulatory purposes. There are generally restrictions on the sale and/or liquidation of these investments, and they are carried at cost. Fair value measurements for these securities are classified as Level 3.

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

The table below presents the carrying values at December 31, 2008 and impairment losses recognized in 2008 for assets measured at fair value on a nonrecurring basis.

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs	Total Gains
(In thousands)	12/31/08	(Level 1)	(Level 2)	(Level 3)	(Losses)

Loans	$72,896	$—	$—	$72,896	$(9,563)
Loans held for sale	196,684	—	—	196,684	(9,398)
Private equity investments	5,247	—	—	5,247	(300)
Mortgage servicing rights	794	—	—	794	(150)

17.	Fair Value of Financial Instruments

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

Investment Securities

A detailed description of the fair value measurement of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio is provided in the preceding note on Fair Value Measurements. In general, these fair values are based on prices obtained from stock exchanges, pricing models, or bid quotations received from securities dealers.

A schedule of investment securities by category and maturity is provided in Note 4 on Investment Securities. Fair value estimates are based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications or estimated transaction costs.

Federal Funds Sold and Securities Purchased under Agreements to Resell, Interest Earning Deposits with Banks, and Cash and Due from Banks

The carrying amounts of federal funds sold and securities purchased under agreements to resell, interest earning deposits with banks, and cash and due from banks approximate fair value. Federal funds sold and securities purchased under agreements to resell generally mature in 90 days or less.

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values because of the relatively short time period between the accrual period and the expected receipt or payment due date.

Derivative Instruments

A detailed description of the fair value measurement of derivative instruments is provided in the preceding note on Fair Value Measurements. Fair values are generally estimated using observable market prices or pricing models.

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

Borrowings

The fair value of short-term borrowings such as federal funds purchased, securities sold under agreements to repurchase, and borrowings under the TAF, which mature or reprice within 90 days, approximates their carrying value. The fair value of long-term debt is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans, including held for sale	$11,644,544	$12,052,924	$10,841,264	$11,050,499
Available for sale investment securities	3,630,753	3,630,753	3,165,020	3,165,020
Trading securities	9,463	9,463	26,478	26,478
Non-marketable securities	139,900	139,900	105,517	105,517
Federal funds sold and securities purchased under agreements to resell	169,475	169,475	655,165	655,165
Accrued interest receivable	77,496	77,496	72,541	72,541
Derivative instruments	25,835	25,835	4,923	4,923
Cash and due from banks	491,723	491,723	673,081	673,081
Interest earning deposits with banks	638,158	638,158	—	—

Financial Liabilities
Non-interest bearing demand deposits	$1,375,000	$1,375,000	$1,413,849	$1,413,849
Savings, interest checking and money market deposits	7,610,306	7,610,306	7,155,366	7,155,366
Time open and C.D.’s	3,909,427	3,971,227	3,982,337	4,045,203
Federal funds purchased and securities sold under agreements to repurchase	1,026,537	1,020,539	1,239,219	1,230,282
Other borrowings	1,747,781	1,799,814	583,639	602,325
Accrued interest payable	40,168	40,168	69,088	69,088
Derivative instruments	27,075	27,075	6,709	6,709

Off-Balance Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material. These instruments are also referenced in Note 19 on Commitments, Contingencies and Guarantees.

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

18.	Derivative Instruments

One of the Company’s primary risks associated with its lending activity is interest rate risk. Interest rates contain an ever-present volatility, as they are affected by the market’s perception of the economy’s health at any one point in time, as well as by specific actions of the Federal Reserve. These fluctuations can either compress or enhance fixed rate interest margins depending on the liability structure of the funding organization. Over the longer term, rising interest rates may have a negative effect on interest margins as funding sources become more expensive relative to any fixed rate loans that do not re-price as quickly with the change in interest rates. However, in order to maintain its competitive advantage, in certain circumstances the Company offers fixed rate commercial financing whose term extends beyond its traditional three to five year parameter. This exposes the Company to the risk that the fair value of the fixed rate loan may fall if market interest rates increase. To reduce this exposure for certain specified loans, the Company may enter into interest rate swaps, paying interest based on a fixed rate in exchange for interest based on a variable rate. At December 31, 2008, the Company had two swaps, with a notional amount totaling $12.2 million, which have been designated as fair value hedges. The amount of hedge ineffectiveness on these swaps is recorded in interest income in the accompanying consolidated income statements. The Company also sells swaps to its borrowers to accommodate their interest rate risk profiles, and enters into identical dealer swaps with offsetting pay/receive terms. The notional amount of these types of swaps at December 31, 2008 was $479.9 million. The changes in the fair values of these swaps were recorded in other non-interest income.

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

The Company also contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. The notional amount of the underlying swaps was $47.7 million at December 31, 2008. The Company’s risks and responsibilities as guarantor are further discussed in Note 19 on Commitments, Contingencies and Guarantees.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. This Statement modified the accounting for initial recognition of fair value for certain interest rate swap contracts held by the Company. Former accounting guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and fair value of these instruments at initial recognition. This former guidance was nullified by SFAS No. 157, which allows for the immediate recognition of a gain or loss under certain circumstances. In accordance with the new recognition requirements, the Company increased equity by $903 thousand on January 1, 2008 to reflect the swaps at fair value as defined by SFAS No. 157.

At December 31, 2008, the total notional amount of derivatives held by the Company amounted to $600.2 million. Derivatives with positive fair values of $25.8 million were recorded in other assets and derivatives with negative fair values of $27.1 million were recorded as other liabilities at December 31, 2008. Changes in the fair values of the derivative instruments and hedged loans, as shown in the table below, were recognized in current earnings. In 2008, net gains relating to changes in the fair values of interest rate swaps increased compared to previous years. This increase occurred largely because of the new accounting guidance mentioned above, in which any difference between the transaction price and fair value was recognized at the inception of the contract.

(In thousands)

Unrealized gain (loss)
resulting from change in fair value	2008	2007	2006

Swaps/hedged loans	$1,512	$263	$130
Credit risk participation agreements	19	14	—
Mortgage loan commitments	184	49	(53)
Mortgage loan sale contracts	(58)	(54)	56
Foreign exchange contracts	35	(53)	(73)

Total	$1,692	$219	$60

19.	Commitments, Contingencies and Guarantees

The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $6.1 million, $5.9 million and $5.5 million in 2008, 2007 and 2006, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
	Real
Year Ended December 31	Property	Equipment	Total

2009	$5,075	$785	$5,860
2010	4,159	473	4,632
2011	3,379	225	3,604
2012	2,751	46	2,797
2013	2,553	—	2,553
After	23,008	—	23,008

Total minimum lease payments			$42,454

All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2009.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2008	2007

Commitments to extend credit:
Credit card	$3,613,374	$3,807,846
Other	4,251,532	4,185,352
Standby letters of credit, net of participations	417,969	441,389
Commercial letters of credit	24,245	27,669

Commitments to extend credit are legally binding agreements to lend to a borrower providing there are no violations of any conditions established in the contract. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Refer to Note 3 on Loans and Allowance for Loan Losses for further discussion.

Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. The majority of commercial letters of credit issued are used to settle payments in international trade. Typically, letters of credit require presentation of documents which describe the commercial transaction, evidence shipment, and transfer title.

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

At December 31, 2008, the Company had recorded a liability in the amount of $3.6 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be amortized into income over the life of the commitment. The contract amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $418.0 million at December 31, 2008.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During 2008, purchases and sales of tax credits amounted to $41.6 million and $43.3 million, respectively. At December 31, 2008, the Company had outstanding purchase commitments totaling $135.2 million. The commitments are expected to be funded in 2009 through 2012.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2008, believes sufficient collateral is available to cover potential swap losses. The Company receives a fee from the institution at the inception of the contract, which is recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At December 31, 2008, the liability recorded for guarantor RPAs was $178 thousand, and the notional amount of the underlying swaps was $30.4 million.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts as discussed in Note 8 on Borrowings. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4.0 million, are due in 2030 and may be redeemed beginning in 2010. Securities issued by West Pointe Statutory Trust I, amounting to $10.0 million, are due in 2034 and may be redeemed beginning in 2009. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was estimated to be approximately $34.3 million at December 31, 2008. At December 31, 2008, the Company had a recorded liability of $14.2 million in principal and accrued interest to date, representing amounts owed to the security holders.

At December 31, 2008, the Company had recorded a liability of $11.3 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). This obligation resulted from revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The covered litigation related mainly to American Express and Discover suits, which are now settled, and other interchange litigation, which has not yet been settled. As part of the reorganization, Visa held an initial public offering in March 2008. An escrow account was established in conjunction with the offering, and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from the offering, and subsequently with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

In the normal course of business, the Company had certain lawsuits pending at December 31, 2008. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

20.	Related Parties

The Company’s Chief Executive Officer and its Vice Chairman are directors of Tower Properties Company (Tower) and together with members of their immediate families beneficially own approximately 76% of the outstanding stock of Tower. At December 31, 2008, Tower owned 174,463 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property. During 2006 and previous years, the Company and its affiliates occupied various facilities in downtown Kansas City which were owned by Tower. At December 31, 2006, all such premises had been sold by Tower or vacated by the Company, with the exception of several surface parking lots which are used by employees of the Company.

Payments from the Company and its affiliates to Tower are summarized below.

(In thousands)	2008	2007	2006

Rent on leased properties	$501	$423	$556
Leasing fees	19	19	72
Operation of parking garages	114	104	101
Building management fees	1,525	1,638	1,621
Property construction management fees	118	269	192
Dividends paid on Company stock held by Tower	166	158	148

Total	$2,443	$2,611	$2,690

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. No loans were outstanding during 2008 and 2007 under this line of credit. At December 31, 2005, the loan balance was $2.3 million, which was repaid in 2006. Interest received by the Bank from Tower under the line of credit was $49 thousand in 2006. Fees received for letters of credit collateralized under the line of credit were $218 thousand in 2008, compared to $35 thousand annually in 2007 and 2006. Letters of credit outstanding under the line rose to $6.7 million during 2008, and were $316 thousand at December 31, 2008. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2008, 2007 and 2006.

In 2006, the Bank purchased two parking facilities in downtown Kansas City from Tower for $2.4 million. These parking facilities are adjacent to existing Company office buildings and were purchased for future parking expansion. The purchase prices were based upon independent outside appraisals and the transactions were approved by the Company’s Board of Directors and independent Audit Committee.

Directors of the Company and their beneficial interests have deposit accounts with the Bank and may be provided with cash management and other banking services, including loans, in the ordinary course of business. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility.

In December 2008, the Company purchased $3.8 million of corporate bonds issued by Enterprise Rent-A-Car Company, whose Chairman and CEO is a director of the Company. The purchased bonds have maturities ranging from 2 to 9 years, and are rated Baa2 by Moody’s and BBB by Standard & Poor’s. The purchase was made in accordance with the Company’s investment guidelines.

21.	Parent Company Condensed Financial Statements

Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets

	December 31
(In thousands)	2008	2007

Assets
Investment in consolidated subsidiaries:
Banks	$1,427,170	$1,381,299
Non-banks	44,487	41,716
Cash	71	96
Securities purchased under agreements to resell	66,425	—
Investment securities:
Available for sale	47,471	121,520
Non-marketable	5,247	6,980
Prepaid pension cost	—	18,491
Advances to subsidiaries, net of borrowings	4,717	—
Other assets	12,999	13,538

Total assets	$1,608,587	$1,583,640

Liabilities and stockholders’ equity
Borrowings from subsidiaries, net of receivables	$—	$15,708
Indemnification obligation	11,332	20,951
Pension obligation	5,578	—
Income taxes payable	3,403	8,559
Other liabilities	11,642	10,736

Total liabilities	31,955	55,954
Stockholders’ equity	1,576,632	1,527,686

Total liabilities and stockholders’ equity	$1,608,587	$1,583,640

Condensed Statements of Income

	For the Years Ended December 31
(In thousands)	2008	2007	2006

Income
Dividends received from consolidated subsidiaries:
Banks	$75,900	$172,187	$140,200
Non-banks	270	7,280	300
Earnings of consolidated subsidiaries, net of dividends	103,618	44,086	81,004
Interest and dividends on investment securities	2,326	4,524	7,764
Management fees charged subsidiaries	44,035	39,074	37,731
Investment securities gains (losses)	20,857	2,110	(149)
Other	642	1,913	3,179

Total income	247,648	271,174	270,029

Expense
Salaries and employee benefits	36,586	30,509	32,454
Professional fees	2,698	3,997	2,635
Data processing fees paid to affiliates	11,677	11,097	9,471
Indemnification obligation	(9,619)	20,951	—
Other	11,280	11,182	10,784

Total expense	52,622	77,736	55,344

Income tax expense (benefit)	6,371	(13,222)	(5,157)

Net income	$188,655	$206,660	$219,842

Condensed Statements of Cash Flows

	For the Years Ended December 31
(In thousands)	2008	2007	2006

Operating Activities
Net income	$188,655	$206,660	$219,842
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(103,618)	(44,086)	(81,004)
Other adjustments, net	(21,257)	11,619	1,135

Net cash provided by operating activities	63,780	174,193	139,973

Investing Activities
Increase in securities purchased under agreements to resell	(66,425)	—	—
(Increase) decrease in investment in subsidiaries, net	99	(43,977)	(17,822)
Proceeds from sales of investment securities	26,653	55,866	13,005
Proceeds from maturities of investment securities	73,291	62,256	90,594
Purchases of investment securities	(13,232)	(70,389)	(41,828)
Net purchases of equipment	(127)	(1,691)	(474)

Net cash provided by investing activities	20,259	2,065	43,475

Financing Activities
Increase (decrease) in borrowings from subsidiaries, net	(20,425)	5,268	7,977
Purchases of treasury stock	(9,490)	(128,578)	(134,956)
Issuance under equity compensation plans	15,978	13,661	7,274
Net tax benefit related to equity compensation plans	1,928	2,283	2,108
Cash dividends paid on common stock	(72,055)	(68,915)	(65,758)

Net cash used in financing activities	(84,064)	(176,281)	(183,355)

Increase (decrease) in cash	(25)	(23)	93
Cash at beginning of year	96	119	26

Cash at end of year	$71	$96	$119

Dividends paid by the Parent were substantially provided from Bank dividends. The Bank may distribute dividends without prior regulatory approval that do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent charges fees to its subsidiaries for management services provided, which are allocated to the subsidiaries based primarily on total average assets. The Parent makes advances to non-banking subsidiaries and its subsidiary bank holding company. Advances are made to the Parent by its subsidiary bank holding company for investment in temporary liquid securities. Interest on such advances is based on market rates.

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with the Bank. The line of credit is secured by marketable investment securities. During 2008, the Parent’s average borrowings under this line were $245 thousand, compared to $4.5 million in 2007 and none in 2006. Interest was paid at the quoted Call Money rate during the outstanding period, which was 6.1% and 6.4% in 2008 and 2007, respectively. No borrowings were outstanding under this line at December 31, 2008.

The Parent plans to fund an additional $27.5 million relating to venture capital and private equity investments over the next several years. The investments are made directly by the Parent and through non-bank subsidiaries.

Available for sale investment securities held by the Parent consist of short-term investments in mutual funds and marketable common and preferred stock. The fair value of these securities included an unrealized gain of $42.3 million at December 31, 2008. The corresponding net of tax unrealized gain included in stockholders’ equity was $26.2 million. Also included in stockholders’ equity was an unrealized net of tax loss in fair value of investment securities held by subsidiaries, which amounted to $62.6 million at December 31, 2008.

In the fourth quarter of 2007, the Parent recorded a liability related to its share of certain estimated Visa litigation costs under an indemnification obligation to Visa, as discussed on page 108. This liability was $11.3 million at December 31, 2008 compared to $21.0 million at December 31, 2007. Adjustments to the liability have been recorded as covered suits have been settled or additional funding has been made to Visa’s litigation escrow account, which resulted in a net decline in the liability of $9.6 million in 2008. Also during 2008, the Parent recorded a gain of $22.2 million on the redemption of Visa Class B stock, which occurred in conjunction with Visa’s initial public offering in March 2008.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Commerce Bancshares, Inc.:

We have audited Commerce Bancshares, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Commerce Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 26, 2009

Item 9b.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers is included in Part I under the caption “Executive Officers of the Registrant” and under the captions “Election of the 2012 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee”, “Audit Committee Report”, and “Committee on Governance/Directors” in the definitive proxy statement, which is incorporated herein by reference.

The Company’s financial officer code of ethics for the chief executive officer and senior financial officers of the Company is available at www.commercebank.com. Amendments to, and waivers of, the code of ethics are posted on this website.

Item 11.	EXECUTIVE COMPENSATION

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K regarding executive compensation is included under the captions “Executive Compensation”, “Compensation and Human Resources Committee Report”, and “Compensation and Human Resources Committee Interlocks and Insider Participation” in the definitive proxy statement, which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K is covered under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Election of the 2012 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is included under the caption “Approval of Independent Auditors” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	62
	Consolidated Statements of Income	63
	Consolidated Statements of Cash Flows	64
	Consolidated Statements of Stockholders’ Equity	65
	Notes to Consolidated Financial Statements	66
	Summary of Quarterly Statements of Income	60
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of February 2009.

Commerce Bancshares, Inc.

By:	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2009.

By:	/s/ A. Bayard Clark
A. Bayard Clark
Chief Financial Officer

By:	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
(Chief Executive Officer)
John R. Capps
James B. Hebenstreit
Jonathan M. Kemper
Thomas A. McDonnell	A majority of the Board of Directors*
Terry O. Meek
Benjamin F. Rassieur, III
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

(i) Commerce Bancshares, Inc. 2009 Compensatory Arrangement with CEO and Named Executive Officers was filed in current report on Form 8-K dated February 9, 2009, and the same is hereby incorporated by reference.

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