Form 10-Q
period 2009-03-31
COMMERCE BANCSHARES INC /MO/
filed 2009-05-08
CIK 22356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Yes ☐     No ☐

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

  Yes ☐     No ☑

As of April 30, 2009, the registrant had outstanding 76,335,051 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008

	(Unaudited)
	(In thousands)

ASSETS
Loans	$10,940,869	$11,283,246
Allowance for loan losses	(180,868)	(172,619)

Net loans	10,760,001	11,110,627

Loans held for sale	502,440	361,298
Investment securities:
Available for sale ($535,826,000 and $525,993,000 pledged in 2009 and 2008, respectively, to secure structured repurchase agreements)	4,550,908	3,630,753
Trading	15,808	9,463
Non-marketable	140,077	139,900

Total investment securities	4,706,793	3,780,116

Federal funds sold and securities purchased under agreements to resell	43,050	169,475
Interest earning deposits with banks	592,162	638,158
Cash and due from banks	374,748	491,723
Land, buildings and equipment, net	407,064	411,168
Goodwill	125,585	125,585
Other intangible assets, net	16,339	17,191
Other assets	419,275	427,106

Total assets	$17,947,457	$17,532,447

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing demand	$1,507,168	$1,375,000
Savings, interest checking and money market	8,128,465	7,610,306
Time open and C.D.’s of less than $100,000	2,119,252	2,067,266
Time open and C.D.’s of $100,000 and over	2,202,726	1,842,161

Total deposits	13,957,611	12,894,733

Federal funds purchased and securities sold under agreements to repurchase	1,001,552	1,026,537
Other borrowings	847,275	1,747,781
Other liabilities	530,978	283,929

Total liabilities	16,337,416	15,952,980

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 76,110,061 shares in 2009 and 75,901,097 shares in 2008	380,550	379,505
Capital surplus	623,236	621,458
Retained earnings	645,736	633,159
Treasury stock of 26,718 shares in 2009 and 18,789 shares in 2008, at cost	(990)	(761)
Accumulated other comprehensive loss	(40,920)	(56,729)

Total Commerce Bancshares, Inc. stockholders’ equity	1,607,612	1,576,632
Non-controlling interest	2,429	2,835

Total equity	1,610,041	1,579,467

Total liabilities and equity	$17,947,457	$17,532,447

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31
(In thousands, except per share data)	2009	2008

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$142,409	$174,338
Interest and fees on loans held for sale	3,432	3,917
Interest on investment securities	47,470	40,897
Interest on federal funds sold and securities purchased under agreements to resell	114	3,401
Interest on deposits with banks	449	—

Total interest income	193,874	222,553

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	8,053	20,614
Time open and C.D.’s of less than $100,000	14,747	25,259
Time open and C.D.’s of $100,000 and over	11,300	17,300
Interest on federal funds purchased and securities sold under agreements to repurchase	1,230	11,752
Interest on other borrowings	8,529	7,521

Total interest expense	43,859	82,446

Net interest income	150,015	140,107
Provision for loan losses	43,168	20,000

Net interest income after provision for loan losses	106,847	120,107

NON-INTEREST INCOME
Deposit account charges and other fees	25,592	27,075
Bank card transaction fees	27,168	26,308
Trust fees	18,873	20,113
Trading account profits and commissions	5,396	4,164
Consumer brokerage services	3,308	3,409
Loan fees and sales	2,961	2,140
Other	9,133	8,951

Total non-interest income	92,431	92,160

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment losses on securities	(21,885)	—
Less noncredit-related losses on securities not expected to be sold	21,332	—

Net impairment losses	(553)	—
Realized gains (losses) on sales and fair value adjustments	(1,619)	23,323

Investment securities gains (losses), net	(2,172)	23,323

NON-INTEREST EXPENSE
Salaries and employee benefits	86,753	83,010
Net occupancy	11,812	12,069
Equipment	6,322	5,907
Supplies and communication	8,684	8,724
Data processing and software	14,347	13,563
Marketing	4,347	5,287
Indemnification obligation	—	(8,808)
Other	20,621	20,429

Total non-interest expense	152,886	140,181

Income before income taxes	44,220	95,409
Less income taxes	13,592	30,668

Net income before non-controlling interest	30,628	64,741
Less non-controlling interest expense (income)	(208)	574

Net income attributable to Commerce Bancshares, Inc.	$30,836	$64,167

Less earnings allocated to unvested restricted stockholders	134	210

Net income allocated to common stockholders	$30,702	$63,957

Net income per common share — basic	$.41	$.85
Net income per common share — diluted	$.40	$.84

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive	Controlling
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

	(Unaudited)

Balance January 1, 2009	$379,505	$621,458	$633,159	$(761)	$(56,729)	$2,835	$1,579,467

Net income			30,836			(208)	30,628
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					483		483
Change in unrealized gain (loss) on all other available for sale securities, net of tax					14,901		14,901
Amortization of pension loss, net of tax					425		425

Total comprehensive income							46,437

Distributions to non-controlling interest						(198)	(198)
Purchase of treasury stock				(357)			(357)
Issuance of stock under open market sale program	15	(9)					6
Issuance of stock under purchase and equity compensation plans	266	1,001		(42)			1,225
Net tax benefit related to equity compensation plans		80					80
Stock-based compensation		1,640					1,640
Issuance of nonvested stock awards	764	(934)		170			—
Cash dividends paid ($.240 per share)			(18,259)				(18,259)

Balance March 31, 2009	$380,550	$623,236	$645,736	$(990)	$(40,920)	$2,429	$1,610,041

Balance January 1, 2008	$359,694	$475,220	$669,142	$(2,477)	$26,107	$2,470	$1,530,156

Net income			64,167			574	64,741
Change in unrealized gain (loss) on available for sale securities, net of tax					2,984		2,984

Total comprehensive income							67,725

Distributions to non-controlling interest						(197)	(197)
Purchase of treasury stock				(5,017)			(5,017)
Issuance of stock under purchase and equity compensation plans		(2,114)		6,149			4,035
Net tax benefit related to equity compensation plans		307					307
Stock-based compensation		1,757					1,757
Issuance of nonvested stock awards	88	(760)		672			—
Cash dividends paid ($.238 per share)			(17,985)				(17,985)
Adoption of SFAS 157			903				903
Adoption of EITF 06-4			(716)				(716)

Balance March 31, 2008	$359,782	$474,410	$715,511	$(673)	$29,091	$2,847	$1,580,968

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31
(In thousands)	2009	2008

	(Unaudited)

OPERATING ACTIVITIES:
Net income attributable to Commerce Bancshares, Inc.	$30,836	$64,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43,168	20,000
Provision for depreciation and amortization	12,659	12,880
Amortization (accretion) of investment security premiums/discounts, net	(300)	1,444
Investment securities (gains) losses, net(A)	2,172	(23,323)
Gain on sale of branch	(644)	—
Net gains on sales of loans held for sale	(760)	(1,169)
Originations of loans held for sale	(188,954)	(145,311)
Proceeds from sales of loans held for sale	49,770	54,187
Net (increase) decrease in trading securities	(23,835)	13,990
Stock-based compensation	1,640	1,757
(Increase) decrease in interest receivable	(634)	7,861
Increase (decrease) in interest payable	3,394	(10,505)
Increase in income taxes payable	13,430	32,622
Net tax benefit related to equity compensation plans	(80)	(307)
Other changes, net	(11,366)	16,456

Net cash provided by (used in) operating activities	(69,504)	44,749

INVESTING ACTIVITIES:
Cash paid in branch sale	(3,494)	—
Proceeds from sales of investment securities(A)	2,032	116,436
Proceeds from maturities/pay downs of investment securities(A)	235,716	292,521
Purchases of investment securities(A)	(855,915)	(632,836)
Net (increase) decrease in loans	307,458	(339,959)
Purchases of land, buildings and equipment	(5,684)	(11,974)
Sales of land, buildings and equipment	41	145

Net cash used in investing activities	(319,846)	(575,667)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	628,446	137,751
Net increase (decrease) in time open and C.D.’s	414,304	(122,830)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(24,985)	218,017
Repayment of long-term borrowings	(100,506)	(1,775)
Additional long-term borrowings	—	200,000
Net decrease in short-term borrowings	(800,000)	—
Purchases of treasury stock	(357)	(5,017)
Issuance of stock under open market stock sale program, stock purchase and equity compensation plans	1,231	4,035
Net tax benefit related to equity compensation plans	80	307
Cash dividends paid on common stock	(18,259)	(17,985)

Net cash provided by financing activities	99,954	412,503

Decrease in cash and cash equivalents	(289,396)	(118,415)
Cash and cash equivalents at beginning of year	1,299,356	1,328,246

Cash and cash equivalents at March 31	$1,009,960	$1,209,831

(A) Available for sale and non-marketable securities

Income tax net payments (refunds)	$90	$(783)
Interest paid on deposits and borrowings	$40,458	$92,944

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2008 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2008 Annual Report on Form 10-K.

2.	Acquisitions and Dispositions

In February 2009, the Company sold its branch in Lakin, Kansas. In this transaction, the Company sold the bank facility and certain deposits totaling approximately $4.7 million and recorded a gain of $644 thousand.

During the second quarter of 2008, the Company sold its banking branch in Independence, Kansas. In this transaction, approximately $23.3 million in loans, $85.0 million in deposits, and various other assets and liabilities were sold, and the Company recorded a gain of $6.9 million.

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at March 31, 2009 and December 31, 2008 are as follows.

	March 31	December 31
(In thousands)	2009	2008

Business	$3,261,293	$3,404,371
Real estate – construction and land	756,770	837,369
Real estate – business	2,184,050	2,137,822
Real estate – personal	1,610,726	1,638,553
Consumer	1,550,642	1,615,455
Home equity	496,177	504,069
Student	350,758	358,049
Consumer credit card	725,752	779,709
Overdrafts	4,701	7,849

Total loans	$10,940,869	$11,283,246

Included in the table above are impaired loans amounting to $110.0 million at March 31, 2009 and $72.9 million at December 31, 2008. A loan is considered to be impaired when, based on current information and events, it is probable that all amounts due under the contractual terms of the agreement will not be collected. Such loans increased $37.1 million in the first quarter of 2009, mainly because of higher levels of impaired construction and land real estate loans. At March 31, 2009, approximately 10% of this construction portfolio was considered to be impaired.

The Company’s portfolio of construction loans amounted to 6.9% of total loans outstanding at March 31, 2009. The table below shows the Company’s holdings of the major types of construction loans.

	March 31		December 31
(In thousands)	2009	% of Total	2008	% of Total

Residential land and land development	$220,735	29.2%	$246,335	29.4%
Residential construction	141,482	18.7	141,405	16.9
Commercial land and land development	136,620	18.0	139,726	16.7
Commercial construction	257,933	34.1	309,903	37.0

Total real estate-construction and land loans	$756,770	100.0%	$837,369	100.0%

Total business real estate loans were $2.2 billion at March 31, 2009 and comprised 20.0% of the Company’s total loan portfolio. Approximately 42% of these loans were for owner-occupied real estate properties, which present lower risk profiles. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties.

In addition to its basic portfolio, the Company originates other loans which it intends to sell in secondary markets. Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. The Company maintains contracts with various student loan agencies to sell student loans when the student graduates and the loan enters into repayment status. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including impairment losses resulting from declines in fair value, which are further discussed in Note 14 on Fair Value Measurements. Previously recognized impairment losses amounting to $867 thousand were reversed during the current quarter, as certain impaired loans were sold in accordance with contractual terms.

	March 31	December 31
(In thousands)	2009	2008

Balance outstanding:
Student	$483,967	$358,556
Residential mortgage	18,473	2,742

Total loans held for sale balance	$502,440	$361,298

Decline in fair value below cost	$(8,531)	$(9,398)

	For the Three Months Ended March 31
	2009	2008

Net gains on sales:
Student	$221	$946
Residential mortgage	539	223

Total gains on sales of loans held for sale, net	$760	$1,169

The following is a summary of the allowance for loan losses for the three months ended March 31, 2009 and 2008.

(In thousands)	2009	2008

Balance, January 1	$172,619	$133,586

Additions:
Provision for loan losses	43,168	20,000

Total additions	43,168	20,000

Deductions:
Loans charged off	38,420	16,980
Less recoveries on loans	3,501	5,083

Net loans charged off	34,919	11,897

Balance, March 31	$180,868	$141,689

4.	Investment Securities

Investment securities, at fair value, consisted of the following at March 31, 2009 and December 31, 2008.

	March 31	December 31
(In thousands)	2009	2008

Available for sale:
U.S. government and federal agency obligations	$11,997	$11,594
Government-sponsored enterprise obligations	153,031	141,957
State and municipal obligations	856,699	719,752
Agency mortgage-backed securities	2,321,134	1,711,404
Non-agency mortgage-backed securities	593,900	620,479
Other asset-backed securities	374,946	253,756
Other debt securities	192,328	121,861
Equity securities	46,873	49,950

Total available for sale	4,550,908	3,630,753

Trading	15,808	9,463
Non-marketable	140,077	139,900

Total investment securities	$4,706,793	$3,780,116

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $85.8 million and $84.4 million at March 31, 2009 and December 31, 2008, respectively. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $54.2 million and $55.4 million at March 31, 2009 and December 31, 2008, respectively.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2009 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by government-sponsored agencies such as the FHLMC, FNMA and GNMA, and non-agency mortgage-backed securities which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

U.S. government and federal agency obligations:
Within 1 year	$700	$707
After 1 but within 5 years	10,351	11,290

Total U.S. government and federal agency obligations	11,051	11,997

Government-sponsored enterprise obligations:
Within 1 year	17,852	18,009
After 1 but within 5 years	131,392	135,022

Total government-sponsored enterprise obligations	149,244	153,031

State and municipal obligations:
Within 1 year	120,399	121,667
After 1 but within 5 years	355,283	366,508
After 5 but within 10 years	125,704	126,437
After 10 years	242,754	242,087

Total state and municipal obligations	844,140	856,699

Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,277,200	2,321,134
Non-agency mortgage-backed securities	712,568	593,900
Other asset-backed securities	394,399	374,946

Total mortgage and asset-backed securities	3,384,167	3,289,980

Other debt securities:
After 1 but within 5 years	176,519	183,867
After 5 but within 10 years	8,699	8,461

Total other debt securities	185,218	192,328

Equity securities	11,005	46,873

Total available for sale investment securities	$4,584,825	$4,550,908

Included in state and municipal obligations are $171.4 million, at fair value, of auction rate securities (ARS), which were purchased from bank customers in the third quarter of 2008. These bonds are normally traded in a competitive bidding process at weekly/monthly auctions. These auctions have not performed since early 2008, and this market has not recovered. Interest is currently being paid at the maximum failed auction rates. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $40.6 million at March 31, 2009.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type. Included in gross unrealized losses are other-than-temporary impairment (OTTI) losses of $21.3 million relating to certain non-agency mortgage-backed securities, which represent the noncredit-related portion of the overall impairment amount.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2009
U.S. government and federal agency obligations	$11,051	$948	$(2)	$11,997
Government-sponsored enterprise obligations	149,244	3,787	—	153,031
State and municipal obligations	844,140	15,733	(3,174)	856,699
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,277,200	45,565	(1,631)	2,321,134
Non-agency mortgage-backed securities	712,568	1,417	(120,085)	593,900
Other asset-backed securities	394,399	1,293	(20,746)	374,946

Total mortgage and asset-backed securities	3,384,167	48,275	(142,462)	3,289,980

Other debt securities	185,218	7,849	(739)	192,328
Equity securities	11,005	35,868	—	46,873

Total	$4,584,825	$112,460	$(146,377)	$4,550,908

December 31, 2008
U.S. government and federal agency obligations	$10,478	$1,116	$—	$11,594
Government-sponsored enterprise obligations	135,825	6,132	—	141,957
State and municipal obligations	715,421	10,794	(6,463)	719,752
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,685,821	26,609	(1,026)	1,711,404
Non-agency mortgage-backed securities	742,090	816	(122,427)	620,479
Other asset-backed securities	275,641	113	(21,998)	253,756

Total mortgage and asset-backed securities	2,703,552	27,538	(145,451)	2,585,639

Other debt securities	116,527	5,404	(70)	121,861
Equity securities	7,680	42,270	—	49,950

Total	$3,689,483	$93,254	$(151,984)	$3,630,753

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. In March 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which changed the accounting requirements for OTTI for debt securities, and, in certain prescribed circumstances, separated the amount of total impairment into credit and noncredit-related amounts.

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. Prior to March 2009, the Company had not incurred OTTI on its debt securities.

In March 2009, the Company recorded OTTI on four non-agency mortgage-backed securities, having an aggregate par value of $66.6 million. The credit portion of the impairment totaled $553 thousand and was recorded in current earnings. The noncredit-related portion of the impairment totaled $21.3 million on a pre-tax basis, and has been recognized in other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost.

The credit portion of the loss on these four securities was based on the cash flows projected to be received over the estimated life of the securities, discounted at present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Average collateral loan to value	48% - 74%
% of loans delinquent greater than 60 days	.53% - 13.9%
Credit support	3.9% - 13.4%
Lowest credit rating per bond	B - Caa1

Additional OTTI on these and other securities may arise in future periods due to further deterioration in the general economy and national housing markets, which contribute to changing cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes the four securities for which a portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At March 31, 2009
U.S. government and federal agency obligations	$1,508	$2	$—	$—	$1,508	$2
State and municipal obligations	236,197	3,151	406	23	236,603	3,174
Mortgage and asset-backed securities:
Agency mortgage-backed securities	167,746	1,630	102	1	167,848	1,631
Non-agency mortgage-backed securities	258,296	53,821	277,229	66,264	535,525	120,085
Other asset-backed securities	209,531	12,318	19,278	8,428	228,809	20,746

Total mortgage and asset-backed securities	635,573	67,769	296,609	74,693	932,182	142,462

Other debt securities	19,624	739	—	—	19,624	739

Total	$892,902	$71,661	$297,015	$74,716	$1,189,917	$146,377

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2008
State and municipal obligations	$175,770	$6,457	$369	$6	$176,139	$6,463
Mortgage and asset-backed securities:
Agency mortgage-backed securities	183,577	1,003	4,664	23	188,241	1,026
Non-agency mortgage-backed securities	412,002	95,153	176,013	27,274	588,015	122,427
Other asset-backed securities	216,187	16,696	22,514	5,302	238,701	21,998

Total mortgage and asset-backed securities	811,766	112,852	203,191	32,599	1,014,957	145,451

Other debt securities	2,691	70	—	—	2,691	70

Total	$990,227	$119,379	$203,560	$32,605	$1,193,787	$151,984

Out of the total available for sale portfolio, consisting of approximately 1,000 individual securities at March 31, 2009, 253 securities were temporarily impaired, of which 43 securities, or 7% of the portfolio value, have been in a loss position for 12 months or longer.

The unrealized losses on the Company’s investments, as shown in the preceding tables, are largely contained in the portfolio of non-agency mortgage-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying mortgage collateral. While all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, the adverse housing market, liquidity pressures and overall economic climate has resulted in low fair values for these securities. Also, as mentioned above, the Company maintains a watch list comprised mostly of these securities, and has recorded OTTI losses on four of these securities. The Company continues to closely monitor the performance of these securities. State and municipal obligations and agency mortgage-backed securities have smaller unrealized losses, due to the nature of the bonds and the guarantee provided to agency mortgage-backed securities, while the fair values of other asset-backed securities have been depressed to some degree by the current economic recession and its impact to the consumer. Most of the ARS held by the Company, which are included in state and municipal obligations, have Moody’s credit ratings of A3 or higher and Fitch ratings of A or higher. Gross unrealized losses on ARS were approximately $921 thousand at March 31, 2009, or 29% of the overall gross unrealized loss on state and municipal obligations, and related mainly to bonds secured by government guaranteed student loans.

The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three
	Months Ended
	March 31
(In thousands)	2009	2008

Proceeds from sales of available for sale securities	$2,032	$94,240
Proceeds from sales/redemption of non-marketable securities	—	22,196

Total proceeds	$2,032	$116,436

Available for sale:
Gains realized on sales	$8	$461
Losses realized on sales	—	(744)
Other-than-temporary impairment recognized	(553)	(1,939)
Non-marketable:
Gains realized on sales/redemption	—	22,196
Fair value adjustments	(1,627)	3,349

Investment securities gains (losses), net	$(2,172)	$23,323

At March 31, 2009, securities carried at $2.7 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $535.8 million, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $2.1 billion at March 31, 2009.

5.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	March 31, 2009				December 31, 2008
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(10,285)	$—	$15,435	$25,720	$(9,324)	$—	$16,396
Mortgage servicing rights	2,119	(925)	(290)	904	1,816	(871)	(150)	795

Total	$27,839	$(11,210)	$(290)	$16,339	$27,536	$(10,195)	$(150)	$17,191

Aggregate amortization expense on intangible assets was $1.2 million and $1.1 million, respectively, for the three month periods ended March 31, 2009 and 2008. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2009. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2009	$3,878
2010	3,338
2011	2,800
2012	2,283
2013	1,705

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2009 is as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at January 1, 2009	$125,585	$16,396	$795
Originations	—	—	303
Amortization	—	(961)	(54)
Impairment	—	—	(140)

Balance at March 31, 2009	$125,585	$15,435	$904

Goodwill allocated to the Company’s operating segments at March 31, 2009 and December 31, 2008 is shown below.

(In thousands)

Consumer segment	$67,765
Commercial segment	57,074
Money Management segment	746

Total goodwill	$125,585

6.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2009 that net liability was $3.3 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $396.5 million at March 31, 2009.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4.0 million are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust I, amounting to $10.0 million, are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate, which was 3.57% at March 31, 2009. The rate is based on LIBOR, and resets on a quarterly basis. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was estimated to be approximately $32.4 million at March 31, 2009. At March 31, 2009, the Company had a recorded liability of $14.1 million in principal and accrued interest to date, representing amounts owed to the security holders.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at March 31, 2009, believes sufficient collateral is available to cover potential swap losses. The Company receives a fee from the institution at the inception of the contract, which is recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At March 31, 2009, the liability recorded for guarantor RPAs was $273 thousand, and the notional amount of the underlying swaps was $35.8 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at March 31, 2009, the Company would have been required to make payments of approximately $4.0 million.

At March 31, 2009 the Company had recorded a liability of $11.3 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). This obligation resulted from revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The covered litigation related mainly to American Express and Discover suits, which are now settled, and other interchange litigation, which has not yet been settled. As part of the reorganization, Visa held an initial public offering in March 2008. An escrow account was established in conjunction with the offering, and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from the offering, and subsequently with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

7.	Pension

The amount of net pension cost (income) for the three months ended March 31, 2009 and 2008 is as follows.

	For the Three Months Ended
	March 31
(In thousands)	2009	2008

Service cost — benefits earned during the period	$268	$253
Interest cost on projected benefit obligation	1,363	1,294
Expected return on plan assets	(1,598)	(2,000)
Amortization of unrecognized net loss	675	—

Net periodic pension cost (income)	$708	$(453)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first three months of 2009, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2009. The Company recognized expense for the defined benefit pension plan for the first three months of 2009 compared to income in prior periods. This occurred because of lower fair values of plan assets at the measurement date, a decline in the anticipated rate of return on plan assets in 2009, and amortization of prior year differences between actual and anticipated returns on plan assets. The Company expects to recognize additional expense during the remainder of 2009.

Statement of Financial Accounting Standards No. 158, which the Company adopted on December 31, 2006, required measurement of plan assets and benefit obligations as of fiscal year end, beginning in 2008. According, the Company changed its 2008 measurement date from September 30 to December 31. It recorded an adjustment to reflect this change on December 31, 2008, which reduced the accrued benefit liability and increased retained earnings by $561 thousand on a pre-tax basis.

8.	Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share. The Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, on January 1, 2009, which requires application of the two-class method of computing earnings per share. Under this pronouncement, unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate earnings per share amounts for the unvested share-based awards and for common stock. Earnings per share attributable to common stock is shown in the table below. Prior period earnings per share data has been retroactively adjusted to conform to the pronouncement. Unvested share-based awards are further discussed in Note 13 below.

	For the Three
	Months Ended
	March 31
(In thousands, except per share data)	2009	2008

Basic earnings per common share:
Net income attributable to Commerce Bancshares, Inc.	$30,836	$64,167
Less earnings allocated to unvested restricted stockholders	134	212

Net income available to common stockholders	$30,702	$63,955

Distributed earnings	$18,174	$17,926
Undistributed earnings	$12,528	$46,029

Weighted average common shares outstanding	75,702	75,264

Distributed earnings per share	$.24	$.24
Undistributed earnings per share	.17	.61

Basic earnings per common share	$.41	$.85

Diluted earnings per common share:
Net income attributable to Commerce Bancshares, Inc.	$30,836	$64,167
Less earnings allocated to unvested restricted stockholders	134	210

Net income available to common stockholders	$30,702	$63,957

Distributed earnings	$18,174	$17,926
Undistributed earnings	$12,528	$46,031

Weighted average common shares outstanding	75,702	75,264
Net effect of the assumed exercise of stock-based awards — based on the treasury stock method using the average market price for the respective periods	305	643

Weighted average diluted common shares outstanding	76,007	75,907

Distributed earnings per share	$.24	$.23
Undistributed earnings per share	.16	.61

Diluted earnings per common share	$.40	$.84

On February 27, 2009, the Company initiated an at-the-market offering of its common stock. Pursuant to this offering, the Company may, from time to time, offer and sell shares of its common stock having aggregate gross sales proceeds of up to $200 million. The proceeds of this offering will be used for general corporate purposes. During the first quarter of 2009, the Company issued 2,900 shares.

9.	Other Comprehensive Income (Loss)

As mentioned in Note 4 on Investment Securities, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, in March 2009. Under its provisions, credit-related losses on debt securities with other-than-temporary impairment are recorded in current earnings, while the noncredit-related portion of the overall loss in fair value is recorded in other comprehensive income (loss). The Company recorded other-than-temporary impairments on certain debt securities in March 2009. Subsequent changes in the fair value of these securities through March 31, 2009 are shown separately in the table below.

The Company’s other components of other comprehensive income (loss) consist of the unrealized holding gains and losses on available for sale investment securities for which an other-than-temporary impairment has not been recorded (including the holding gains and losses on certain securities prior to the recognition of other-than-temporary impairment), and the amortization of accumulated pension loss which has been recognized in net periodic benefit cost.

	For the Three
	Months Ended
	March 31
(In thousands)	2009	2008

Available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding gains	$778	$—
Income tax expense	295	—

Holding gains	483	—

Other available for sale investment securities:
Unrealized holding gains	24,043	2,591
Reclassification adjustment for (gains) losses included in net income	(8)	2,222

Net unrealized gains on securities	24,035	4,813
Income tax expense	9,134	1,829

Holding gains	14,901	2,984

Prepaid pension cost:
Amortization of accumulated pension loss	675	—
Income tax benefit	(250)	—

Accumulated pension loss	425	—

Other comprehensive income	$15,809	$2,984

At March 31, 2009, accumulated other comprehensive loss was $40.9 million, net of tax. It was comprised of $12.7 million in unrealized holding losses on available for sale securities for which a portion of other-than-temporary impairment has been recorded in earnings, $8.3 million in unrealized holding losses on other available for sale securities, and $19.9 million in accumulated pension loss.

10.	Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Commercial, Consumer and Money Management. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits, and other personal banking services), indirect and other consumer financing, consumer debit and credit bank cards, and student lending. The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as Merchant and Commercial bank card products. The Money Management segment provides traditional trust and estate tax planning, advisory and discretionary investment management, as well as discount brokerage services, and the Private Banking product portfolio.

As products or business units grow or diminish, or processing channels are refined, or as periodic changes in organizational structure are made, management may decide that associated business activities should also be rearranged between reporting segments. In the first quarter of 2009, selected business units were realigned between reporting segments so that discount brokerage services and Private Banking accounts were moved from Consumer to Money Management, while portions of indirect lending were moved from Commercial to the Consumer segment. The figures presented below for 2008 have been revised to incorporate these changes in order to provide comparable data.

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended March 31, 2009:
Net interest income	$87,816	$56,145	$9,978	$153,939	$(3,924)	$150,015
Provision for loan losses	(20,619)	(14,173)	(271)	(35,063)	(8,105)	(43,168)
Non-interest income	35,424	26,539	28,924	90,887	1,544	92,431
Investment securities losses, net	—	—	—	—	(2,172)	(2,172)
Non-interest expense	(72,812)	(47,098)	(26,195)	(146,105)	(6,781)	(152,886)

Income before income taxes	$29,809	$21,413	$12,436	$63,658	$(19,438)	$44,220

Three Months Ended March 31, 2008:
Net interest income	$80,096	$48,734	$9,267	$138,097	$2,010	$140,107
Provision for loan losses	(10,970)	(1,211)	(7)	(12,188)	(7,812)	(20,000)
Non-interest income	37,565	25,754	29,342	92,661	(501)	92,160
Investment securities gains, net	—	—	—	—	23,323	23,323
Non-interest expense	(70,188)	(44,973)	(24,589)	(139,750)	(431)	(140,181)

Income before income taxes	$36,503	$28,304	$14,013	$78,820	$16,589	$95,409

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

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for loan losses in this category contains the difference between loan charge-offs and recoveries assigned directly to the segments and the recorded provision for loan loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment. Investment securities gains and non-interest expense for this category during the first three months of 2008 included stock redemption gains and litigation accrual adjustments related to the bank subsidiary’s membership in Visa.

The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entities.

11.	Derivative Instruments

The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties, and are not a measure of loss exposure. The largest group of notional amounts relate to interest rate swaps, which are discussed in more detail below. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. Also, mortgage loan commitments and forward sales contracts result from the Company’s mortgage banking operation, in which fixed rate personal real estate loans are originated and sold to other institutions. The Company also contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. The Company’s risks and responsibilities as guarantor are further discussed in Note 6 on Guarantees.

	March 31	December 31
(In thousands)	2009	2008

Interest rate swaps	$502,648	$492,111
Credit risk participation agreements	55,361	47,750
Foreign exchange contracts:
Forward contracts	6,436	6,226
Option contracts	8,340	3,300
Mortgage loan commitments	26,559	23,784
Mortgage loan forward sale contracts	46,360	26,996

Total notional amount	$645,704	$600,167

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rate do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At March 31, 2009, the Company had entered into three interest rate swaps with a notional amount of $17.7 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three
	Months Ended
	March 31
(In thousands)	2009	2008

Gain (loss) on interest rate swaps	$75	$(468)
Gain (loss) on loans	(95)	468

Amount of hedge ineffectiveness	$(20)	$—

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at March 31, 2009 was $484.9 million. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral exchanges typically involve marketable securities. The Company’s interest rate swap arrangements with other financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, the counterparties can request immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of interest rate swap contracts with credit risk-related contingent features that were in a liability position on March 31, 2009 was $25.0 million, for which the Company had posted collateral of $18.7 million. If the credit risk-related contingent features underlying these agreements were triggered on March 31, 2009, the Company would be required to post an additional $8.3 million of collateral to its counterparties. The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 36.2% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $6.7 million, based on amounts at March 31, 2009.

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

The fair values of the Company’s derivative instruments are shown in the table below.

	Asset Derivatives
		March 31	Dec. 31
		2009	2008
				Liability Derivatives
					March 31	Dec. 31
					2009	2008

	Balance			Balance
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments under Statement 133:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(1,352)	$(1,413)

Total derivatives designated as hedging instruments under Statement 133		$—	$—		$(1,352)	$(1,413)

Derivatives not designated as hedging instruments under Statement 133:
Interest rate swaps	Other assets	$24,008	$25,274	Other liabilities	$(23,676)	$(25,155)
Credit risk participation agreements	Other assets	112	117	Other liabilities	(273)	(178)
Foreign exchange contracts:
Forward contracts	Other assets	88	207	Other liabilities	(139)	(217)
Option contracts	Other assets	13	18	Other liabilities	(13)	(18)
Mortgage loan commitments	Other assets	494	198	Other liabilities	(2)	(6)
Mortgage loan forward sale contracts	Other assets	6	21	Other liabilities	(279)	(88)

Total derivatives not designated as hedging instruments under Statement 133		$24,721	$25,835		$(24,382)	$(25,662)

Total derivatives		$24,721	$25,835		$(25,734)	$(27,075)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
	Derivative	Derivative

		For the Three Months
		Ended March 31
(In thousands)		2009	2008

Derivatives in Statement 133 fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$75	$(468)

Total		$75	$(468)

Derivatives not designated as hedging instruments under Statement 133:
Interest rate swaps	Other non-interest income	$212	$216
Credit risk participation agreements	Other non-interest income	5	7
Foreign exchange contracts:
Forward contracts	Other non-interest income	(41)	83
Option contracts	Other non-interest income	—	—
Mortgage loan commitments	Loan fees and sales	300	59
Mortgage loan forward sale contracts	Loan fees and sales	(206)	51

Total		$270	$416

12.	Income Taxes

For the first quarter of 2009, income tax expense amounted to $13.6 million, compared to $30.7 million in the first quarter of 2008. The effective income tax rate for the Company, including the effect of non-controlling interest, was 30.6% in the current quarter compared to 32.3% in the same quarter last year.

13.	Stock-Based Compensation

The Company normally issues most of its annual stock-based compensation during the first quarter. In recent years, stock-based compensation has been issued in the form of both stock appreciation rights (SARs) and nonvested stock. During the first quarter of 2009, stock-based compensation was issued solely in the form of nonvested stock awards. The stock-based compensation expense that has been charged against income was $1.6 million in the first three months of 2009 and $1.8 million in the first three months of 2008.

The 2009 stock awards vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards, as of March 31, 2009, and changes during the three month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	227,986	$41.81

Granted	157,024	35.87
Vested	(28,820)	39.09
Forfeited	—	—

Nonvested at March 31, 2009	356,190	$39.41

SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which the Company granted in 2006, 2007 and 2008, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. The table below shows the fair values of SARs granted during the first three months of 2008, including the model assumptions for those grants. Information for the first three months of 2009 has not been shown, as no options or SARs were granted during that period.

Three Months
Ended March 31
2008

Weighted per share average fair value at grant date	$8.27
Assumptions:
Dividend yield	2.3%
Volatility	18.4%
Risk-free interest rate	3.5%
Expected term	7.2 years

A summary of option activity during the first three months of 2009 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2009	2,395,333	$32.05

Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(53,240)	23.81

Outstanding at March 31, 2009	2,342,093	$32.24	3.9 years	$12,224

A summary of SAR activity during the first three months of 2009 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2009	1,600,228	$43.83

Granted	—	—
Forfeited	(700)	42.79
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2009	1,599,528	$43.83	7.9 years	$—

14.	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Various financial instruments such as available for sale and trading securities, certain non-marketable securities relating to private equity activities, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, mortgage servicing rights and certain other investment securities. These nonrecurring fair value adjustments typically involve lower of cost or market accounting, or write-downs of individual assets.

SFAS No. 157, “Fair Value Measurements”, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs that are observable for the assets or liabilities, either directly or indirectly (such as interest rates, yield curves, and prepayment speeds).

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value. These may be internally developed, using the Company’s best information and assumptions that a market participant would consider.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive an estimated fair value measurement. The Company adopted FSP FAS 157-4 in March 2009 and has applied its guidance in estimating fair values for securities where the market volume and level of activity have significantly decreased. The application of the FSP did not result in a change in valuation technique or related inputs.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Available for sale investment securities

Available for sale securities are accounted for in accordance with SFAS 115 and related guidance. Changes in fair value, including that portion of other-than-temporary impairment unrelated to credit loss, are recorded in other comprehensive income. As mentioned in Note 4 on Investment Securities and in accordance with FSP FAS 115-2 and FAS 124-2, the Company records the credit-related portion of other-than-temporary impairment in current earnings. This portfolio comprises the majority of the assets which the Company records at fair value. Most of the portfolio, which includes government-sponsored enterprise, mortgage-backed and asset-backed securities, are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2 in the fair value hierarchy. Where quoted prices are available in an active market, the measurements are classified as Level 1. Most of the Level 1 measurements apply to common stock and U.S. treasury obligations.

Valuation methods and inputs, by major security type:

•	U.S. government and federal agency obligations These securities are valued using live data from active market makers and inter-dealer brokers.

•	Government-sponsored enterprise obligations
Government-sponsored enterprise obligations are evaluated using cash flow valuation models. Inputs used are live market data, cash settlements, Treasury market yields, and floating rate indices such as LIBOR, CMT, and Prime.

•	State and municipal obligations, excluding auction rate securities
An internal yield curve is generated and applied to bond sectors, and individual bond valuations are extrapolated. Inputs used to generate the yield curve are bellwether issue levels, established trading spreads between similar issuers or credits, historical trading spreads over widely accepted market benchmarks, new issue scales, and verified bid information. Bid information is verified by corroborating the data against external sources such as broker-dealers, trustees/paying agents, issuers, or non-affiliated bondholders.

•	Mortgage and asset-backed securities
All mortgage-backed securities (agency and non-agency) and other asset-backed securities are valued at the tranche level. For each tranche valuation, the process generates predicted cash flows for the tranche and determines a benchmark yield. The final price is determined by inputting the predicted cash flows into a model that will determine principal and interest payments along with an average life. The yield from the model is used to discount the predicted cash flows to generate an evaluated price. Inputs for the model include swap curve or a Treasury benchmark curve, as well as a spread that is generated based on average life, type, volatility, ratings, collateral and collateral performance.

•	Other debt securities
Other debt securities are valued using active markets and inter-dealer brokers as well as bullet spread scales and option adjusted spreads. The spreads and models use yield curves, terms and conditions of the bonds, and any special features (i.e., call or put options, redemption features, etc.).

•	Equity securities Equity securities are priced using the market prices for each security from the major stock exchanges or other electronic quotation systems.

At March 31, 2009, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $171.4 million. Nearly all of these securities were purchased from customers during the third quarter of 2008. The auction process by which the ARS are normally priced has failed since the first quarter of 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are currently estimated using a discounted cash flows analysis. The analysis compares the present value of cash flows based on mandatory rates paid under failing auctions with the present value of estimated cash flows for similar securities, after adjustment for liquidity premium and nonperformance risk. The cash flows were projected over an estimated market recovery period, or in some cases, a shorter period if refinancing by specific issuers is expected. The discount rate was based on the published Treasury rate for the period commensurate with the estimated holding period. In developing the inputs, discussions were held with traders, both internal and external to the Company, who are familiar with the ARS markets. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

Trading securities

The securities in the Company’s trading portfolio are priced by averaging several broker quotes for identical instruments, and are classified as Level 2 measurements.

Private equity investments

These securities are held by the Company’s venture capital subsidiaries and are included in non-marketable investment securities in the consolidated balance sheets. Valuation of these nonpublic investments requires significant management judgment due to the absence of quoted market prices. Each quarter, valuations are performed utilizing available market data and other factors. Market data includes published trading multiples for private equity investments of similar size. The multiples are considered in conjunction with current operating performance, future expectations, financing and sales transactions, and other investment-specific issues. The Company applies its valuation methodology consistently from period to period, and believes that its methodology is similar to that used by other market participants. These fair value measurements are classified as Level 3.

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

•	Valuations for interest rate swaps are derived from proprietary models whose significant inputs are readily observable market parameters, primarily yield curves. The results of the models are constantly validated through comparison to active trading in the marketplace. These fair value measurements are classified as Level 2.

•	Fair value measurements for foreign exchange contracts are derived from a model whose primary inputs are quotations from global market makers, and are classified as Level 2.

•	The fair values of mortgage loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market. However, these prices are adjusted by a factor which considers the likelihood that a commitment will ultimately result in a closed loan. This estimate is based on the Company’s historical data and its judgment about future economic trends. Based on the unobservable nature of this adjustment, these measurements are classified as Level 3.

•	The Company’s contracts related to credit risk guarantees are valued under an internally developed methodology which uses significant unobservable inputs and assumptions about the creditworthiness of the counterparty to the guaranteed interest rate swap contract. Consequently, these measurements are classified as Level 3.

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

The table below presents the March 31, 2009 carrying values of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	3/31/09	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities:
U.S. government and federal agency obligations	$11,997	$11,997	$—	$—
Government-sponsored enterprise obligations	153,031	—	153,031	—
State and municipal obligations	856,699	—	685,286	171,413
Agency mortgage-backed securities	2,321,134	—	2,321,134	—
Non-agency mortgage-backed securities	593,900	—	593,900	—
Other asset-backed securities	374,946	—	374,946	—
Other debt securities	192,328	—	192,328	—
Equity securities	46,873	28,516	18,357	—
Trading securities	15,808	—	15,808	—
Private equity investments	48,284	—	—	48,284
Derivatives	24,721	—	24,109	612
Assets held in trust	2,566	2,566	—	—

Total assets	4,642,287	43,079	4,378,899	220,309

Liabilities:
Derivatives	25,734	—	25,180	554

Total liabilities	$25,734	$—	$25,180	$554

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the three months ended March 31, 2009:

Balance at January 1, 2009	$167,996	$49,494	$64	$217,554
Total gains or losses (realized /unrealized):
Included in earnings	—	(1,552)	99	(1,453)
Included in other comprehensive income	3,361	—	—	3,361
Purchases, issuances, and settlements, net	56	342	(105)	293

Balance at March 31, 2009	$171,413	$48,284	$58	$219,755

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$—	$(1,552)	$223	$(1,329)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

			Investment
			Securities
		Other Non-	Gains
	Loan Fees	Interest	(Losses),
(In thousands)	and Sales	Income	Net	Total

For the three months ended March 31, 2009:

Total gains or losses included in earnings	$94	$5	$(1,552)	$(1,453)

Change in unrealized gains or losses relating to assets still held at March 31, 2009	$218	$5	$(1,552)	$(1,329)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $35.2 million at March 31, 2009, and charge-offs of $10.3 million related to these loans were recorded during the first three months of 2009.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. The Company’s student loans are contracted for sale with various secondary market institutions. Since 2008, the secondary market for student loans has been disrupted by liquidity concerns. Consequently, several investors are currently unable to consistently purchase loans under existing contractual terms. Loans under contract to these investors, in addition to other investors whose future liquidity is of concern, have been identified for evaluation. Such loans amounted to $187.9 million at March 31, 2009. They were evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3. Previously recorded impairment losses of $867 thousand were reversed during the current quarter, as certain of the related loans were sold in accordance with their contract terms. The measurement of fair value for the remaining student loans is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

Private equity investments and restricted stock

These assets are included in non-marketable investment securities in the consolidated balance sheets. They include private equity investments held by the Parent company which are carried at cost, reduced by other-than-temporary impairment. These investments are periodically evaluated for impairment based on their estimated fair value. The valuation methodology is described above under the recurring measurements for “Private equity investments”. Also included is stock issued by the Federal Reserve Bank and FHLB which is held by the bank subsidiary as required for regulatory purposes. Generally, there are restrictions on the sale and/or liquidation of these investments, and they are carried at cost. Fair value measurements for these securities are classified as Level 3.

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

Goodwill and core deposit premium

Valuation of goodwill to determine impairment is performed on an annual basis, or more frequently if there is an event or circumstance that would indicate impairment may have occurred. The process involves calculations to determine the fair value of each reporting unit on a stand-alone basis. A combination of formulas using current market multiples, based on recent sales of financial institutions within the Company’s geographic marketplace, is used to estimate the fair value of each reporting unit. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit.

Core deposit premiums are recognized at the time a portfolio of deposits is acquired, using valuation techniques which calculate the present value of the estimated net cost savings attributable to the core deposit base, relative to alternative costs of funds and tax benefits, if applicable, over the expected remaining economic life of the depositors. Subsequent evaluations are made when facts or circumstances indicate potential impairment may have occurred. The Company uses estimates of discounted future cash flows, comparisons with alternative sources for deposits, consideration of income potential generated in other product lines by current customers, geographic parameters, and other demographics to estimate a current fair value of a specific deposit base. If the calculated fair value is less than the carrying value, impairment is considered to have occurred.

Foreclosed assets

Foreclosed assets consist of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Foreclosed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Foreclosed assets which have been subsequently adjusted during the current quarter totaled $279 thousand at March 31, 2009. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

For assets measured at fair value on a nonrecurring basis during the first quarter of 2009, and still held as of March 31, 2009, the following table provides the adjustments to fair value recognized during the period, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2009.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
(In thousands)	3/31/09	(Level 1)	(Level 2)	(Level 3)	(Losses)

Loans	$35,220	$—	$—	$35,220	$(10,296)
Loans held for sale	187,852	—	—	187,852	867
Private equity investments	825	—	—	825	(75)
Mortgage servicing rights	904	—	—	904	(140)
Foreclosed assets	279	—	279	—	(324)

15.	Fair Value of Financial Instruments

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

Investment Securities

A detailed description of the fair value measurement of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio is provided in Note 14 on Fair Value Measurements. In general, these fair values are based on prices obtained from stock exchanges, pricing models, or bid quotations received from securities dealers. Fair values are estimated for those investments for which a market source is not readily available.

A schedule of investment securities by category and maturity is provided in Note 4 on Investment Securities. Fair value estimates are based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications or estimated transaction costs.

Federal Funds Sold and Securities Purchased under Agreements to Resell, Interest Earning Deposits With Banks and Cash and Due From Banks

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

Derivative Instruments

A detailed description of the fair value measurement of derivative instruments is provided in Note 14 on Fair Value Measurements. Fair values are generally estimated using observable market prices or pricing models.

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

Borrowings

The fair value of short-term borrowings such as federal funds purchased, securities sold under agreements to repurchase, and borrowings under the Federal Reserve’s Term Auction Facility, which mature or reprice within 90 days, approximates their carrying value. The fair value of long-term debt is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2009
	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial Assets
Loans, including held for sale	$11,443,309	$11,721,856
Available for sale investment securities	4,550,908	4,550,908
Trading securities	15,808	15,808
Non-marketable securities	140,077	140,077
Federal funds sold and securities purchased under agreements to resell	43,050	43,050
Accrued interest receivable	78,130	78,130
Derivative instruments	24,721	24,721
Cash and due from banks	374,748	374,748
Interest earning deposits with banks	592,162	592,162

Financial Liabilities
Non-interest bearing demand deposits	$1,507,168	$1,507,168
Savings, interest checking and money market deposits	8,128,465	8,128,465
Time open and C.D.’s	4,321,978	4,396,350
Federal funds purchased and securities sold under agreements to repurchase	1,001,552	996,856
Other borrowings	847,275	892,664
Accrued interest payable	43,538	43,538
Derivative instruments	25,734	25,734

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2008 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results to be attained for any other period.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, some of which require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Current economic conditions may require the use of additional estimates, and some estimates may be subject to a greater degree of uncertainty due to the current instability of the economy. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of investment securities, and accounting for income taxes.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 157 and related guidance, the Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. SFAS No. 157, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs) is discussed in more detail in Note 14 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $4.3 billion, or 95.3% of the available for sale portfolio at March 31, 2009, and were classified as Level 2 measurements. The Company also holds $171.4 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement.

In accordance with FASB Staff Position No. FAS 115-2 and 124-2, changes in the fair value of available for sale securities, excluding credit losses relating to other-than-temporary impairment, are reported in other comprehensive income. The Company periodically evaluates the available for sale portfolio for other-than-temporary impairment. Evaluation for other-than-temporary impairment is based on the Company’s intent to sell the security and whether it is likely that it will be required to sell the security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, the entire loss (the amount by which the amortized cost basis exceeds the fair value) must be recognized in current earnings. If neither condition is met, but the Company does not expect to recover the amortized cost basis, the Company must determine whether a credit loss has occurred. This credit loss is the amount by which the amortized cost basis exceeds the present value of cash flows expected to be collected from the security. The credit loss, if any, must be recognized in current earnings, while the remainder of the loss, related to all other factors, is recognized in other comprehensive income.

The estimation of whether a credit loss exists and the period over which the security is expected to recover requires significant judgment. The Company must consider available information about the collectability of the security, including information about past events, current conditions, and reasonable forecasts, which includes payment structure, prepayment speeds, expected defaults, and collateral values. Changes in these factors could result in additional impairment, recorded in current earnings, in future periods.

During the current quarter, non-agency guaranteed mortgage-backed securities with a par value of $66.6 million were identified as other than temporarily impaired. The credit-related impairment loss on these securities amounted to $553 thousand which was recorded in the consolidated income statement in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $21.3 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $54.2 million at March 31, 2009. Changes in fair value are reflected in current earnings, and reported in investment securities gains (losses), net in the consolidated statements of income. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months Ended
	March 31
	2009	2008

Per Share Data
Net income per common share – basic	$.41	$.85
Net income per common share – diluted	.40	.84
Cash dividends	.240	.238
Book value	21.19	20.95
Market price	36.30	40.03
Selected Ratios
(Based on average balance sheets)
Loans to deposits(1)	87.23%	91.78%
Non-interest bearing deposits to total deposits	5.82	5.45
Equity to loans(1)	13.83	14.03
Equity to deposits	12.06	12.88
Equity to total assets	9.30	9.63
Return on total assets	.73	1.59
Return on total equity	7.82	16.52
(Based on end-of-period data)
Non-interest income to revenue(2)	38.12	39.68
Efficiency ratio(3)	62.58	59.87
Tier I risk-based capital ratio	11.05	10.45
Total risk-based capital ratio	12.42	11.66
Tangible equity to assets ratio(4)	8.24	8.62
Tier I leverage ratio	8.93	8.88

(1)	Includes loans held for sale.
(2)	Revenue includes net interest income and non-interest income.
(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4)	The tangible equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Results of Operations

Summary

	Three Months Ended		Increase
	March 31		(Decrease)
(Dollars in thousands)	2009	2008	Amount	Percent

Net interest income	$150,015	$140,107	$9,908	7.1%
Provision for loan losses	(43,168)	(20,000)	23,168	115.8
Non-interest income	92,431	92,160	271	.3
Investment securities gains (losses), net	(2,172)	23,323	(25,495)	N.M.
Non-interest expense	(152,886)	(140,181)	12,705	9.1
Income taxes	(13,592)	(30,668)	(17,076)	(55.7)
Non-controlling interest (expense) income	208	(574)	782	N.M.

Net income*	$30,836	$64,167	$(33,331)	(51.9)%

*	Net income shown in the table above and mentioned throughout this discussion refers to Net income attributable to Commerce Bancshares, Inc. as shown in the accompanying statements of income.

For the quarter ended March 31, 2009, net income amounted to $30.8 million, a decrease of $33.3 million, or 51.9%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was .73%, the annualized return on average equity was 7.82%, and the efficiency ratio was 62.58%. Diluted earnings per share was $.40, a decrease of 52.4% compared to $.84 per share in the first quarter of 2008. The first quarter of 2008 included a $22.2 million pre-tax gain on the redemption of Visa, Inc. (Visa) common stock and the reversal of certain Visa litigation charges of $8.8 million on a pre-tax basis, which had the effect of increasing earnings per share by $.26 in 2008.

Net income for the first quarter of 2009 compared to the same period last year included growth of $9.9 million, or 7.1%, in net interest income, coupled with slight growth in non-interest income, which increased $271 thousand. Compared to the same period last year, non-interest expense increased $12.7 million, largely due to an $8.8 million reduction in an indemnification obligation in the first quarter of 2008 which did not reoccur in the first quarter of 2009, as mentioned above. In addition, salaries and employee benefits costs increased $3.7 million and data processing and software expenses increased $784 thousand. The provision for loan losses totaled $43.2 million for the current quarter, representing an increase of $23.2 million over the first quarter of 2008. Investment securities gains declined $25.5 million due to the gain on the redemption of Visa common stock in the first quarter of 2008, mentioned above, coupled with a net unrealized loss in fair value on certain private equity investments in the current quarter.

The Company continually evaluates the profitability of its network of bank branches throughout its markets. As a result of this evaluation process, the Company may periodically sell the assets and liabilities of certain branches, or may sell the premises of specific banking facilities. In February 2009, the Company sold its branch in Lakin, Kansas. In this transaction, the Company sold the bank facility and certain deposits of approximately $4.7 million, and recorded a pre-tax gain of $644 thousand. In May 2008, the Company sold its banking branch, including the facility, in Independence, Kansas. In this transaction, approximately $23.3 million in loans, $85.0 million in deposits, and various other assets and liabilities were sold, and the Company recorded a pre-tax gain of $6.9 million.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended
	March 31, 2009 vs. 2008
	Change due to
	Average	Average
(In thousands)	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$1,737	$(33,594)	$(31,857)
Loans held for sale	1,876	(2,361)	(485)
Investment securities:
U.S. government and federal agency securities	(1,727)	(189)	(1,916)
State and municipal obligations	3,380	(1,053)	2,327
Mortgage and asset-backed securities	5,613	952	6,565
Other securities	(146)	8	(138)

Total interest on investment securities	7,120	(282)	6,838

Federal funds sold and securities purchased under agreements to resell	(2,580)	(707)	(3,287)
Interest earning deposits with banks	449	—	449

Total interest income	8,602	(36,944)	(28,342)

Interest expense:
Deposits:
Savings	34	(239)	(205)
Interest checking and money market	932	(13,288)	(12,356)
Time open & C.D.’s of less than $100,000	(2,638)	(7,874)	(10,512)
Time open & C.D.’s of $100,000 and over	5,504	(11,504)	(6,000)

Total interest on deposits	3,832	(32,905)	(29,073)

Federal funds purchased and securities sold under agreements to repurchase	(4,837)	(5,685)	(10,522)
Other borrowings	4,668	(3,660)	1,008

Total interest expense	3,663	(42,250)	(38,587)

Net interest income, fully taxable equivalent basis	$4,939	$5,306	$10,245

Net interest income for the first quarter of 2009 was $150.0 million, a $9.9 million, or 7.1%, increase over the first quarter of 2008. The increase in net interest income was primarily the result of lower rates paid on interest bearing deposits and borrowings and an increase in average investment securities, partly offset by lower loan yields. The decline in rates on interest earning assets and interest bearing liabilities resulted from actions taken by the Federal Reserve Bank to reduce interest rate levels, which caused the earning assets and interest bearing liabilities to reprice downward. The Company’s net interest rate margin was 3.83% for the first quarter of 2009, compared to 4.06% in the previous quarter and 3.83% in the first quarter of 2008.

Total interest income, on a tax equivalent basis (T/E), decreased $28.3 million, or 12.5%, from the first quarter of 2008. Interest income on loans (T/E) declined $31.9 million, primarily the result of a 127 basis point decrease in rates earned on the loan portfolio. Interest income on investment securities (T/E) increased

$6.8 million, as average balances increased $548.9 million, or 15.9%, while yields increased slightly. Interest income on overnight investments in federal funds sold and securities purchased under agreements to resell decreased $3.3 million, primarily due to a decrease in average balances of $381.3 million coupled with a decline of 236 basis points in rates earned. Beginning October 1, 2008, amounts held with the Federal Reserve Bank began earning interest. This contributed $449 thousand to interest income in the first quarter of 2009. The average tax equivalent yield on total interest earning assets was 4.93% in the first quarter of 2009 compared to 6.03% in the first quarter of 2008.

Total interest expense decreased $38.6 million, or 46.8%, compared to the first quarter of 2008, primarily due to a $29.1 million decrease in interest expense paid on interest bearing deposits, coupled with a $10.5 million decrease in interest expense paid on federal funds purchased and securities sold under agreements to repurchase. The decrease in interest expense paid on deposits resulted from a 111 basis point decrease in average rates, offset slightly by an increase in average balances. Average rates paid on interest checking and money market accounts decreased 72 basis points, while average balances increased $703.6 million, or 9.8%, resulting in a net decrease in interest expense of $12.4 million. Additionally, interest expense paid on certificates of deposit decreased $16.5 million as a result of a decrease in average rates paid of 190 basis points, offset by an increase in average balances of $277.5 million, or 7.1%. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $10.5 million compared to first quarter 2008 as a result of a decrease in average balances of $633.4 million, or 38.9%, coupled with a 240 basis point decrease in average rates paid. Much of the decrease in average balances occurred in federal funds purchased, which was due to efforts to reduce inter-bank borrowing exposure. The average balance of other borrowings increased $477.6 million, or 65.4%, compared to first quarter 2008 and included higher average advances from the Federal Home Loan Bank and borrowings under the Federal Reserve’s Term Auction Facility program. The impact of these increases in average balances was partially offset by a 128 basis point decrease in average rates paid on other borrowings. The overall average rate incurred on all interest bearing liabilities decreased to 1.21% in the first quarter of 2009 compared to 2.40% in the first quarter of 2008.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months		Increase
	Ended March 31		(Decrease)
(Dollars in thousands)	2009	2008	Amount	Percent

Deposit account charges and other fees	$25,592	$27,075	$(1,483)	(5.5)%
Bank card transaction fees	27,168	26,308	860	3.3
Trust fees	18,873	20,113	(1,240)	(6.2)
Trading account profits and commissions	5,396	4,164	1,232	29.6
Consumer brokerage services	3,308	3,409	(101)	(3.0)
Loan fees and sales	2,961	2,140	821	38.4
Other	9,133	8,951	182	2.0

Total non-interest income	$92,431	$92,160	$271	.3%

Non-interest income as a % of total revenue*	38.1%	39.7%
Total revenue per full-time equivalent employee	$46.4	$45.3

*	Total revenue includes net interest income and non-interest income.

For the first quarter of 2009, total non-interest income amounted to $92.4 million compared with $92.2 million in the same quarter last year, which was an increase of $271 thousand, or .3%. The slight increase over last year resulted mainly from increases in bond trading income, bank card fees, and loan fees and sales, but was offset by reductions in deposit and trust fees. Bank card fees for the quarter increased $860 thousand, or 3.3%, over the first quarter of last year, primarily due to continued growth in transaction fees earned on corporate cards and debit cards, which grew by 19.7% and 3.0%, respectively, but were negatively impacted by lower retail sales affecting both merchant and credit card fees. Trust fees for the quarter decreased $1.2 million, or 6.2%, from the same quarter last year and reflected the impact that lower markets have had on trust asset values this quarter. Deposit account fees declined $1.5 million, or 5.5%, from the same period last year as a result of an 11.6% decline in overdraft fee income, partly offset by growth in corporate cash management fees of 10.3%. Bond trading income for the current quarter totaled $5.4 million, an increase of $1.2 million, or 29.6%, due to strong sales to correspondent banks. Consumer brokerage services revenue decreased slightly by $101 thousand, or 3.0%, mainly due to lower mutual fund fees. Loan fees and sales revenue increased $821 thousand, or 38.4%, as a result of higher mortgage banking revenue due to refinancing activity and increased gains on sales of student loans. Other non-interest income for the current quarter increased $182 thousand, or 2.0%, over the same quarter last year. Most of this increase was due to a gain of $644 thousand recorded on the sale of the Lakin branch, mentioned previously, and an impairment charge of $1.1 million, recorded in the first quarter of 2008, on an office building held for sale. Partly offsetting these increases were declines in equipment rental income, cash sweep commissions and tax credit sales income, in addition to losses on the disposal of repossessed assets.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2009 and 2008 are shown in the table below. Net securities losses amounted to $2.2 million in the first quarter of 2009, compared to net gains of $23.3 million in the same quarter last year. Most of the net gain in 2008 resulted from a $22.2 million gain on the redemption of Visa common stock. During the current quarter, non-agency guaranteed mortgage-backed securities with a par value of $66.6 million were identified as other than temporarily impaired. The credit-related impairment loss on these securities amounted to $553 thousand, which was recorded in current earnings and included in the table below. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $21.3 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated income statement, resulting in income of $332 thousand during the first quarter of 2009 and $490 thousand in expense for the same period last year.

	Three Months
	Ended March 31
(In thousands)	2009	2008

Available for sale:
Preferred equity securities	$—	$(3,361)
Other bonds	(545)	1,139
Non-marketable:
Private equity investments	(1,627)	3,349
Visa Class B stock	—	22,196

Total investment securities gains (losses), net	$(2,172)	$23,323

Non-Interest Expense

	Three Months		Increase
	Ended March 31		(Decrease)
(Dollars in thousands)	2009	2008	Amount	Percent

Salaries and employee benefits	$86,753	$83,010	$3,743	4.5%
Net occupancy	11,812	12,069	(257)	(2.1)
Equipment	6,322	5,907	415	7.0
Supplies and communication	8,684	8,724	(40)	(.5)
Data processing and software	14,347	13,563	784	5.8
Marketing	4,347	5,287	(940)	(17.8)
Indemnification obligation	—	(8,808)	8,808	N.M.
Other	20,621	20,429	192	.9

Total non-interest expense	$152,886	$140,181	$12,705	9.1%

Non-interest expense for the first quarter of 2009 amounted to $152.9 million, an increase of $12.7 million, or 9.1%, compared with $140.2 million recorded in the first quarter of last year. Included in non-interest expense in the first quarter of last year was a reduction of $8.8 million in certain Visa indemnification costs that did not reoccur in the current quarter. Exclusive of this item, non-interest expense in the current quarter grew 2.6% compared to the same period last year. Compared with the first quarter of last year, salaries and benefits expense increased $3.7 million, or 4.5%, resulting mainly from increased staffing, related to several growth initiatives, and higher pension costs. Full-time equivalent employees increased to 5,222 at March 31, 2009 compared to 5,128 at March 31, 2008. Occupancy costs declined by $257 thousand, or 2.1%, from the same quarter last year, primarily due to lower seasonal maintenance costs, and partly offset by higher building depreciation expense. Equipment expenses increased $415 thousand, or 7.0%, over the same quarter last year due to higher maintenance contract expense and depreciation expense on data processing equipment. Supplies and communication expense was flat, while marketing costs declined $940 thousand, or 17.8%. Data processing and software costs increased $784 thousand, or 5.8%, mainly as a result of higher costs for several new software and servicing systems, partly offset by a slight reduction in bank card processing costs. Other non-interest expense increased $192 thousand, or .9%, over the same quarter last year primarily due to a $3.6 million increase in FDIC insurance expense, partly offset by an impairment charge of $2.3 million related to foreclosed land which was recorded in the first quarter of 2008. The FDIC is currently considering a one-time special assessment on the banking industry which could raise deposit insurance premiums significantly. While not finalized, it is expected that this assessment would be paid in the third quarter of 2009, based on average deposits in the second quarter of 2009.

Provision and Allowance for Loan Losses

	Three Months Ended
(Dollars in thousands)	Mar. 31, 2009	Mar. 31, 2008	Dec. 31, 2008

Provision for loan losses	$43,168	$20,000	$41,333

Net loan charge-offs (recoveries):
Business	3,842	(509)	2,099
Real estate-construction and land	9,226	774	4,021
Real estate-business	776	902	978
Consumer credit card	10,763	6,593	8,674
Consumer	9,333	3,956	6,901
Home equity	300	(6)	91
Real estate-personal	545	101	1,358
Overdrafts	134	86	623

Total net loan charge-offs	$34,919	$11,897	$24,745

	Three Months Ended
	Mar. 31, 2009	Mar. 31, 2008	Dec. 31, 2008

Annualized net loan charge-offs*:
Business	.47%	—%	.25%
Real estate-construction and land	4.58	.45	2.21
Real estate-business	.15	.16	.17
Consumer credit card	5.94	3.48	4.48
Consumer	2.40	.97	1.64
Home equity	.24	—	.07
Real estate-personal	.14	.03	.35
Overdrafts	6.48	2.45	23.49

Total annualized net loan charge-offs	1.28%	.44%	.90%

*	as a percentage of average loans (excluding loans held for sale)

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

Net loan charge-offs for the first quarter of 2009 amounted to $34.9 million, compared with $24.7 million in the prior quarter and $11.9 million in the first quarter of last year. The increase in net charge-offs in the first quarter of 2009 compared to the previous quarter was mainly due to increased losses of $4.5 million in consumer and credit card loans, $5.2 million in construction and land real estate loans, and $1.7 million in business loans. Consumer credit card net charge-offs totaled $10.8 million in the current quarter, and increased $2.1 million compared to the previous quarter. Consumer loan charge-offs totaled $9.3 million in the current quarter, and increased $2.4 million over the previous quarter. The increase in consumer loan charge-offs was mostly due to higher net charge-offs on marine and recreational vehicle loans, which increased $1.6 million. The ratio of annualized total net loan charge-offs to total average loans was 1.28%, compared to .90% in the previous quarter and .44% in the first quarter of last year.

For the first quarter of 2009, annualized net charge-offs on average construction and land loans were 4.58% compared with 2.21% in the previous quarter and .45% in the same period last year. Additionally, annualized net charge-offs on average consumer credit card loans were 5.94%, compared with 4.48% in the previous quarter and 3.48% in the same period last year. Consumer loan net charge-offs for the quarter amounted to 2.40% of average consumer loans, compared to 1.64% in the previous quarter and .97% in the same quarter last year.

The provision for loan losses for the first quarter of 2009 totaled $43.2 million, which was a $1.8 million increase compared to the previous quarter and a $23.2 million increase compared to the first quarter of 2008. The amount of the provision in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. The higher provision in the current quarter was influenced by higher incurred losses within the loan portfolio and an increase in classified loans, stemming from increasing risk in the broader economy.

The allowance for loan losses at March 31, 2009 amounted to $180.9 million, or 1.65% of total loans (excluding loans held for sale) compared to $172.6 million, or 1.53%, at December 31, 2008 and $141.7 million, or 1.30%, at March 31, 2008. The increase in the allowance compared to previous periods resulted primarily from higher provisions, as noted above. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at March 31, 2009.

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

	March 31	December 31
(Dollars in thousands)	2009	2008

Non-accrual loans:
Business	$11,084	$4,007
Real estate – construction and land	74,985	48,871
Real estate – business	16,737	13,137
Real estate – personal	7,117	6,794
Consumer	96	87

Total non-accrual loans	110,019	72,896

Foreclosed real estate	8,666	6,181

Total non-performing assets	$118,685	$79,077

Non-performing assets as a percentage of total loans	1.08%	.70%
Non-performing assets as a percentage of total assets	.66%	.45%

Loans past due 90 days and still accruing interest:
Business	$6,593	$1,459
Real estate – construction and land	3,944	466
Real estate – business	2,653	1,472
Real estate – personal	4,697	4,717
Consumer	2,320	3,478
Home equity	441	440
Student	15,115	14,018
Consumer credit card	15,648	13,914

Total loans past due 90 days and still accruing interest	$51,411	$39,964

Non-accrual loans, which are also considered impaired, totaled $110.0 million at March 31, 2009, and increased $37.1 million over amounts recorded at December 31, 2008. The increase over December 31, 2008 occurred mainly in construction and land real estate non-accrual loans, which increased $26.1 million, and in business non-accrual loans, which increased $7.1 million. At March 31, 2009, non-accrual loans were comprised mainly of construction and land real estate loans (68.2%), business real estate loans (15.2%) and business loans (10.1%). Foreclosed real estate increased $2.5 million to a balance of $8.7 million at March 31, 2009. The increase was mainly due to the acquisition of one property with a carrying value of $2.4 million.

Total loans past due 90 days or more and still accruing interest amounted to $51.4 million as of March 31, 2009, and increased $11.4 million over December 31, 2008. The increase in the past due totals at March 31, 2009 compared to December 31, 2008 resulted mainly from increases of $5.1 million in business and $3.5 million in construction and land real estate loan delinquencies.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $304.0 million at March 31, 2009 compared with $338.7 million at December 31, 2008, resulting in a decrease of 10.3%. Most of the decrease occurred in construction and land real estate loans, which declined from $135.3 million at year end to $97.9 million at March 31, 2009. The overall balance at March 31, 2009 also included $107.5 million in business loans and $53.6 million in business real estate loans.

Income Taxes

Income tax expense was $13.6 million in the first quarter of 2009, compared to $17.8 million in the fourth quarter of 2008 and $30.7 million in the first quarter of 2008. The Company’s effective income tax rate, including the effect of non-controlling interest, was 30.6% in the first quarter of 2009, compared with 28.8% in the fourth quarter of 2008 and 32.3% in the first quarter of 2008. The changes in the effective tax rate for the first quarter of 2009 compared to the first and fourth quarters of 2008 were primarily due to changes in the mix of taxable and non-taxable income during those periods.

Financial Condition

Balance Sheet

Total assets of the Company were $17.9 billion at March 31, 2009 compared to $17.5 billion at December 31, 2008. Earning assets (excluding fair value adjustments on investment securities) amounted to $16.8 billion at March 31, 2009 consisting of 68% in loans and 28% in investment securities, compared to $16.2 billion at December 31, 2008.

During the first quarter of 2009, average loans, excluding loans held for sale, increased $158.7 million, or 1.5% compared to the previous quarter, representing annualized growth of 6.0%. The increase in loans was mainly the result of the acquisition of $358.5 million, at fair value, in federally guaranteed student loans late in the fourth quarter of last year. The effect of this acquisition increased average balances by $299.1 million in the current quarter. Late in the fourth quarter of last year, the Company reclassified certain loans collateralized by land to either construction or personal real estate loans. The effect of this reclassification, which was fully reflected in average balances in the current quarter, was to increase average construction loans by $105.3 million and personal real estate loans by $94.1 million, and decrease business real estate, business, and consumer loans by $142.1 million, $37.0 million, and $20.3 million, respectively.

Exclusive of these changes, the average balances for business and construction loans declined by $11.8 million and $12.4 million, respectively. This decline was reflective of lower customer line of credit usage and continued reductions in outstanding balances as borrowers have reacted to the difficult economy by reducing debt. In addition, average balances for consumer, consumer credit card, and personal real estate loans declined by $69.9 million, $35.7 million, and $16.5 million, respectively, as pay-downs exceeded new loan originations for these products. Also, the Company has reduced its marketing efforts on both consumer credit cards and marine and recreational vehicle lending products.

Average available for sale investment securities (excluding fair value adjustments) increased to $3.8 billion in the current quarter, an increase of $128.6 million compared to the previous quarter. Period end balances (excluding fair value adjustments) increased $895.3 million during the quarter, up from $3.7 billion at December 31, 2008 to $4.6 billion at March 31, 2009. During the current quarter, maturities and principal pay-downs of securities amounted to $237.4 million. The Company reinvested $716.8 million in agency-guaranteed mortgage-backed securities, $151.6 million in other asset-backed securities, and $138.7 million in state and municipal obligations. Sales of securities during the first quarter of 2009 were not significant, while the previous quarter included sales of auction rate securities totaling $369 million in par value.

Average deposits increased $813.9 million, or 6.5%, in the current quarter, up to $13.3 billion during the first quarter of 2009 compared to $12.4 billion during the fourth quarter of 2008. The growth in average deposits resulted mainly from increases in certificates of deposit ($345.6 million), interest checking and money market deposits ($372.4 million), and non-interest bearing demand deposits ($80.5 million). These increases occurred in both consumer and corporate accounts. Approximately 66% of the increase over the previous quarter in certificates of deposit and 38% of the increase in interest checking and money market deposits were related to corporate customers. The average loans to deposits ratio in the current quarter was 87.2% compared to 91.1% in the previous quarter.

During the current quarter, the Company’s average borrowings decreased $413.7 million, or 15.8%, from the previous quarter. The decrease was mainly the result of a decline of $238.2 million in advances from the FHLB, coupled with a decline of $88.3 million in borrowings under the Federal Reserve’s Term Auction Facility. Additionally, average borrowings of federal funds purchased declined by $69.1 million.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell, and balances at the Federal Reserve Bank, as follows:

	March 31	March 31	December 31
(In thousands)	2009	2008	2008

Liquid assets:
Federal funds sold	$33,050	$171,282	$59,475
Securities purchased under agreements to resell	10,000	353,751	110,000
Available for sale investment securities	4,550,908	3,413,816	3,630,753
Balances at the Federal Reserve Bank	592,162	—	638,158

Total	$5,186,120	$3,938,849	$4,438,386

Federal funds sold and securities purchased under agreements to resell totaled $43.1 million at March 31, 2009. These investments normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $4.6 billion at March 31, 2009, and included an unrealized net loss of $33.9 million. The overall net loss includes a $94.2 million unrealized loss on mortgage and asset-backed securities held by the bank subsidiary and a $35.9 million unrealized gain on common stock held by the Parent. The portfolio includes maturities of approximately $752 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At March 31, 2009, total investment securities pledged for these purposes were as follows:

March 31
(In thousands)	2009

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$327,848
FHLB borrowings and letters of credit	339,361
Securities sold under agreements to repurchase	1,368,601
Other deposits	640,536

Total pledged, at fair value	$2,676,346

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2009, such deposits totaled $9.6 billion and represented 69.0% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $2.2 billion at March 31, 2009. These accounts are normally considered more volatile and higher costing, and comprised 15.8% of total deposits at March 31, 2009.

	March 31	March 31	December 31
(In thousands)	2009	2008	2008

Core deposit base:
Non-interest bearing demand	$1,507,168	$1,442,782	$1,375,000
Interest checking	522,303	461,630	700,714
Savings and money market	7,606,162	6,827,138	6,909,592

Total	$9,635,633	$8,731,550	$8,985,306

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Reserve Bank and FHLB, as follows:

	March 31	March 31	December 31
(In thousands)	2009	2008	2008

Borrowings:
Federal funds purchased	$159,360	$295,790	$24,900
Securities sold under agreements to repurchase	842,192	1,161,446	1,001,637
FHLB advances	825,233	759,724	1,025,721
Subordinated debentures	14,310	14,310	14,310
Term auction facility	—	—	700,000
Other long-term debt	7,732	7,830	7,750

Total	$1,848,827	$2,239,100	$2,774,318

Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.0 billion at March 31, 2009. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $342.2 million at March 31, 2009, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through its Term Auction Facility (TAF) or the discount window, although no such borrowings were outstanding at the current quarter end. The Company also borrows on a secured basis through advances from the FHLB, which totaled $825.2 million at March 31, 2009. Most of these advances have fixed interest rates and mature in 2009 through 2017. In addition, the Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Other outstanding long-term borrowings relate mainly to the Company’s leasing activities and private equity investments.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from either the discount window or the TAF. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2009:

	March 31, 2009

		Federal
(In thousands)	FHLB	Reserve

Collateral value pledged	$2,487,746	$1,346,391
Advances outstanding	(825,233)	—
Letters of credit issued	(1,272,789)	—

Available for future advances	$389,724	$1,346,391

In addition to those mentioned above, several other sources of liquidity are available. The Company has strong long-term deposit ratings from Moody’s and Standard & Poor’s of Aa2 and A+, respectively. Additionally, its sound commercial paper rating of A-1 from Standard & Poor’s and short-term rating of P-1 from Moody’s would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. Neither the Company nor its banking subsidiary has any subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Future financing could also include the issuance of common or preferred stock. As mentioned in Note 8 on Common Stock and as discussed further below, in February 2009, the Company entered into an equity distribution agreement with a broker dealer pursuant to which the Company may periodically offer and sell shares of the Company’s common stock having aggregate gross sales proceeds of up to $200 million.

Cash and cash equivalents (defined as “Cash and due from banks”, “Federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying balance sheets) was $1.0 billion at March 31, 2009 compared to $1.3 billion at December 31, 2008. The $289.4 million decline includes changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for March 31, 2009. Operating activities include net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first quarter of 2009, operating activities used cash of $69.5 million, partly due to activity in these portfolios. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $319.8 million. Most of the cash outflow was due to $855.9 million in purchases of investment securities, partly offset by $237.7 million in proceeds from sales, maturities and pay downs, and a $307.5 million decline in the loan portfolio. Financing activities provided cash of $100.0 million, resulting from increases of $414.3 million in certificates of deposit and $628.4 million in other deposit accounts. These cash inflows were partly offset by decreases of $700.0 million in TAF borrowings and $200.5 million in FHLB advances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for
	March 31	December 31	Well-Capitalized
(Dollars in thousands)	2009	2008	Banks

Risk-adjusted assets	$13,815,101	$13,834,161
Tier I risk-based capital	1,527,020	1,510,959
Total risk-based capital	1,715,965	1,702,916
Tier I risk-based capital ratio	11.05%	10.92%	6.00%
Total risk-based capital ratio	12.42%	12.31%	10.00%
Tier I leverage ratio	8.93%	9.06%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. In 2008, the Company elected to cease market purchases of treasury stock and preserve its cash and capital position. Accordingly, during the quarter ended March 31, 2009 the Company purchased only 11,005 shares of treasury stock at an average cost of $32.41 per share. At March 31, 2009, 2,866,547 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a per share cash dividend of $.24 in the first quarter of 2009, which was a .8% increase compared to the fourth quarter of 2008.

Common Equity Offering

On February 27, 2009, the Company entered into an equity distribution agreement with a broker dealer, acting as the Company’s sales agent, relating to the offering of the Company’s common stock having aggregate gross sales proceeds of up to $200 million. This offering is described in a prospectus supplement, including the associated base prospectus, which the Company filed with the Securities and Exchange Commission on February 27, 2009.

Sales of these shares will be made by means of brokers’ transactions on or through the Nasdaq Global Select Market (“NASDAQ”), trading facilities of national securities associations or alternative trading systems, block transactions and such other transactions as may be agreed upon by the Company and the sales agent, at market prices prevailing at the time of the sale or at prices related to the prevailing market prices. The Company and the sales agent will determine jointly, as often as daily, how many shares to sell under this offering until all shares of common stock subject to the offering have been sold, or until the Company or the sales agent terminate the offering.

During the first quarter of 2009, 2,900 shares were issued under this offering. Gross proceeds from these sales were $99 thousand, with an average sale price of $34.06 per share. Commissions paid to the sales agent for the sale of these shares were $1,481. After payment of commissions but before expenses relating to the offering, net proceeds during the first quarter of 2009 totaled $97 thousand, with average net sale proceeds of $33.54 per share.

Subsequently, another 685,833 shares were sold during the period April 1 — May 6, 2009 (the “Subsequent Period”), for gross proceeds of $23.6 million, with an average sale price of $34.40 per share. Commissions paid to the sales agent for the sale of these shares were $354 thousand. After payment of commissions but before expenses relating to the offering, net proceeds during the Subsequent Period totaled $23.2 million, with average net sale proceeds of $33.88 per share.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2009 totaled $7.7 billion (including approximately $3.6 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $396.5 million and $24.4 million, respectively, at March 31, 2009. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.3 million at March 31, 2009. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During the first three months of 2009, purchases and sales of tax credits amounted to $6.2 million and $6.5 million, respectively, and at March 31, 2009, outstanding purchase commitments totaled $142.8 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets, amounting to $1.6 million at March 31, 2009. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.9 million at March 31, 2009.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2009 and 2008. In the first quarter of 2009, selected business units were realigned between reporting segments so that discount brokerage services and Private Banking accounts were moved from Consumer to Money Management, while portions of indirect lending were moved from Commercial to the Consumer segment. The information presented below for 2008 has been revised to incorporate these changes in order to provide comparable data.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended March 31, 2009:
Net interest income	$87,816	$56,145	$9,978	$153,939	$(3,924)	$150,015
Provision for loan losses	(20,619)	(14,173)	(271)	(35,063)	(8,105)	(43,168)
Non-interest income	35,424	26,539	28,924	90,887	1,544	92,431
Investment securities losses, net	—	—	—	—	(2,172)	(2,172)
Non-interest expense	(72,812)	(47,098)	(26,195)	(146,105)	(6,781)	(152,886)

Income before income taxes	$29,809	$21,413	$12,436	$63,658	$(19,438)	$44,220

Three Months Ended March 31, 2008:
Net interest income	$80,096	$48,734	$9,267	$138,097	$2,010	$140,107
Provision for loan losses	(10,970)	(1,211)	(7)	(12,188)	(7,812)	(20,000)
Non-interest income	37,565	25,754	29,342	92,661	(501)	92,160
Investment securities gains, net	—	—	—	—	23,323	23,323
Non-interest expense	(70,188)	(44,973)	(24,589)	(139,750)	(431)	(140,181)

Income before income taxes	$36,503	$28,304	$14,013	$78,820	$16,589	$95,409

Decrease in income before income taxes:

Amount	$(6,694)	$(6,891)	$(1,577)	$(15,162)	$(36,027)	$(51,189)

Percent	(18.3)%	(24.3)%	(11.3)%	(19.2)%	N.M.	(53.7)%

Consumer

For the three months ended March 31, 2009, income before income taxes for the Consumer segment decreased $6.7 million, or 18.3%, from the first quarter of 2008. This decrease was mainly due to an increase of $9.6 million in net loan charge-offs, occurring mainly in marine and recreational vehicle, consumer credit card, and other consumer loans. In addition, non-interest income declined $2.1 million, coupled with an increase of $2.6 million in non-interest expense. Partly offsetting these effects was a $7.7 million increase in net interest income. The increase in net interest income resulted mainly from a $22.3 million decrease in deposit interest expense, party offset by a decline of $11.9 million net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios and a $2.7 million decrease in loan interest income. The decrease in non-interest income resulted mainly from declines in deposit account fees (mainly overdraft charges), bank card fee income (primarily credit card fees) and losses on the disposal of assets acquired through foreclosure or repossession. These declines were partly offset by an increase in mortgage banking revenue due to refinancing activity. Non-interest expense grew $2.6 million, or 3.7%, over the previous year due to higher FDIC insurance expense, loan servicing fees, teller services expense and online banking costs, partly offset by lower marketing expense.

Commercial

For the three months ended March 31, 2009, income before taxes for the Commercial segment decreased $6.9 million, or 24.3%, compared to the same period in the previous year. Net loan charge-offs in this segment totaled $14.2 million in the first quarter of 2009, an increase of $13.0 million over the first quarter of 2008. During 2009, higher charge-offs occurred on construction and business loans. Net interest income increased $7.4 million, or 15.2%, due to lower net allocated funding costs of $33.7 million and a decrease in deposit interest expense of $2.3 million, which were partly offset by a $28.6 million decline in loan interest income. Non-interest income increased by $785 thousand, or 3.0%, over the previous year due to higher cash management fees and bank card fees (mainly corporate card), partly offset by lower gains on renewals and sales of equipment leases and lower tax credit sales income. Non-interest expense increased $2.1 million, or 4.7%, over the previous year, mainly due to higher salaries and benefits expense, corporate management fees, FDIC insurance expense, and allocated cash management charges. These increases were partly offset by a $2.3 million impairment charge on foreclosed land which was recorded in the first quarter of 2008.

Money Management

Money Management segment pre-tax profitability for the three months ended March 31, 2009 decreased $1.6 million, or 11.3%, from the same period in the previous year. Net interest income increased $711 thousand, or 7.7%, and was impacted by a $3.6 million decline in deposit interest expense and a $3.4 million decline in overnight borrowings expense, offset by a $5.2 million decrease in assigned net funding credits. Non-interest income declined $418 thousand, or 1.4%, from the prior year due to lower trust fee income, partly offset by higher bond trading income. Non-interest expense increased $1.6 million, or 6.5%, mainly due to higher FDIC insurance expense and allocated processing costs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the excess of the total provision over charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was lower than in the previous period by $36.0 million. This decline was mainly due to unallocated amounts recorded in the first quarter of 2008: securities gains of $22.2 million and an $8.8 million reduction in a Visa litigation obligation, both related to the bank subsidiary’s membership in Visa. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, declined $5.9 million.

Impact of Recently Issued Accounting Standards

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

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at December 31, 2006. The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Beginning in 2008, the Statement also required an employer to measure plan assets and obligations as of the date of its fiscal year end statement of financial position. In order to transition to a fiscal year end measurement date, the Company used earlier measurements to allocate net periodic benefit cost for the period between September 30, 2007 (the previous measurement date) and December 31, 2008 proportionately between retained earnings and net periodic benefit cost recognized during 2008. The Company recorded the transition adjustment, which increased retained earnings by $348 thousand, on December 31, 2008.

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

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Statement establishes a single method of accounting for changes in a parent’s ownership interest if the parent retains its controlling interest, deeming these to be equity transactions. Such changes include the parent’s purchases and sales of ownership interests in its subsidiary and the subsidiary’s acquisition and issuance of its ownership interests. The Statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. It changes the way the consolidated income statement is presented, requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure of these amounts on the face of the consolidated statement of income. The Statement was effective on January 1, 2009, and its adoption did not have a significant effect on the Company’s consolidated financial statements.

In June 2008, the FASB posted Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This pronouncement defines unvested stock awards which contain nonforfeitable rights to dividends as securities which participate in undistributed earnings. Such participating securities must be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company was required to apply the two-class method to its computation of earnings per share effective January 1, 2009, and its application did not have a significant effect on the computation of earnings per share attributable to common shareholders.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The amendment requires additional disclosures about asset investment policies and strategies for defined benefit and other postretirement plans. Disclosures about plan asset categories are also required, including fair value measurements, valuation techniques, risk concentrations, and rate of return assumptions. The disclosures are required on an annual basis, effective with the December 31, 2009 financial statements.

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

In April 2009, the FASB issued Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The FSP provides additional guidance on reliance on transaction prices or quoted prices when estimating fair value in accordance with FAS 157, when market volume and activity have significantly decreased. The FSP reaffirms the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. However, it requires additional analysis of transaction prices or quoted prices, and the consideration of adjustments to these inputs, depending on market conditions and the orderliness of the transactions. The Company adopted the FSP in March 2009, and its application did not result in a change in valuation techniques and related inputs.

The FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, in April 2009. This FSP requires certain disclosures about the fair value of financial instruments, previously required only in annual financial statements, in interim period financial statements as well. These requirements extend to all financial instruments for which it is practicable to estimate fair value, whether fair value is recognized or not recognized in the statement of financial position. The Company adopted the FSP in March 2009 and has presented this information in Note 15 on Fair Value of Financial Instruments in the accompanying consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The FSP’s purpose is to make guidance on other-than-temporary impairment for debt securities more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP includes guidance on evaluating whether an impairment of a debt security is other than temporary, determination of the amount of impairment to be recognized in earnings and other comprehensive income, and subsequent accounting for these securities. It requires a new presentation on the statement of earnings which shows the total impairment, offset for that amount considered noncredit-related and recognized in other comprehensive income. Various additional disclosures are required for investments in an unrealized loss position, in addition to information about the methodologies and inputs used in calculating the portion of impairment recognized in earnings. The Company adopted the FSP in March 2009, and has presented the required disclosures in Note 4 on Investment Securities in the accompanying consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Three Months Ended March 31, 2009 and 2008

	First Quarter 2009			First Quarter 2008
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,340,514	$29,746	3.61%	$3,503,869	$48,761	5.60%
Real estate – construction and land	816,433	6,716	3.34	684,388	9,958	5.85
Real estate – business	2,140,638	26,923	5.10	2,233,985	36,024	6.49
Real estate – personal	1,620,844	22,858	5.72	1,526,240	22,584	5.95
Consumer	1,579,456	26,950	6.92	1,635,503	29,901	7.35
Home equity	504,820	5,361	4.31	458,794	6,876	6.03
Student	353,650	3,220	3.69	—	—	—
Consumer credit card	734,510	21,554	11.90	761,197	21,081	11.14
Overdrafts	8,388	—	—	14,118	—	—

Total loans	11,099,253	143,328	5.24	10,818,094	175,185	6.51

Loans held for sale	463,477	3,432	3.00	312,532	3,917	5.04
Investment securities:
U.S. government and federal agency	133,905	1,192	3.61	304,270	3,108	4.11
State and municipal obligations(A)	747,219	9,455	5.13	505,539	7,128	5.67
Mortgage and asset-backed securities	2,826,302	36,237	5.20	2,373,242	29,672	5.03
Other marketable securities(A)	142,166	2,046	5.84	113,995	1,402	4.95
Trading securities(A)	16,564	123	3.01	50,006	732	5.89
Non-marketable securities(A)	141,244	1,425	4.09	111,429	1,598	5.77

Total investment securities	4,007,400	50,478	5.11	3,458,481	43,640	5.08

Federal funds sold and securities purchased under agreements to resell	109,889	114	.42	491,227	3,401	2.78
Interest earning deposits with banks	600,608	449	.30	—	—	—

Total interest earning assets	16,280,627	197,801	4.93	15,080,334	226,143	6.03

Less allowance for loan losses	(172,964)			(134,926)
Unrealized gain (loss) on investment securities	(48,658)			64,340
Cash and due from banks	378,038			460,145
Land, buildings and equipment, net	414,954			411,709
Other assets	340,052			346,732

Total assets	$17,192,049			$16,228,334

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$417,474	155	.15	$381,498	360	.38
Interest checking and money market	7,881,388	7,898	.41	7,177,754	20,254	1.13
Time open & C.D.’s of less than $100,000	2,092,092	14,747	2.86	2,317,963	25,259	4.38
Time open & C.D.’s of $100,000 and over	2,093,235	11,300	2.19	1,589,816	17,300	4.38

Total interest bearing deposits	12,484,189	34,100	1.11	11,467,031	63,173	2.22

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	994,807	1,230	.50	1,628,247	11,752	2.90
Other borrowings(B)	1,207,688	8,529	2.86	730,074	7,521	4.14

Total borrowings	2,202,495	9,759	1.80	2,358,321	19,273	3.29

Total interest bearing liabilities	14,686,684	43,859	1.21%	13,825,352	82,446	2.40%

Non-interest bearing demand deposits	771,592			660,951
Other liabilities	134,965			179,851
Equity	1,598,808			1,562,180

Total liabilities and equity	$17,192,049			$16,228,334

Net interest margin (T/E)		$153,942			$143,697

Net yield on interest earning assets			3.83%			3.83%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations included in the Company’s 2008 Annual Report on Form 10-K.

The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2009		March 31, 2008		December 31, 2008
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

300 basis points rising	$29.4	4.96%	$9.0	1.00%	$37.3	6.38%
200 basis points rising	24.4	4.11	7.4	1.23	30.6	5.23
100 basis points rising	15.4	2.59	4.2	.70	18.1	3.10
100 basis points falling	N.A.	N.A.	(4.9)	(.82)	N.A.	N.A.

As shown above, under the rising rate scenarios presented, net interest income would increase in a range of $15.4 million (100 basis point rising scenario) to $29.4 million (300 basis point rising scenario). The Company did not model a 100 basis point falling scenario due to the already low interest rate environment. Compared to the previous quarter, under rising rate models, the potential increase in net interest income is lower in the current quarter for several reasons. During the first quarter of 2009, period end loans, where most variable rate assets reside, declined slightly while available for sale securities, which are mostly at fixed rates, increased $920.2 million. Additionally, while period end deposits grew this quarter by $1.1 billion, and helped to fund the growth in investment securities, the effect of volume growth on net interest income was offset partly by the lower rates carried by these deposits. Thus under rising rate scenarios, the Company benefits from the repricing of its loan portfolio. However, increasing levels of fixed rate securities will partly offset the effect of the loan portfolio. Additionally, the growth in deposit balances has improved overall liquidity and increased levels of earning assets, with only marginal impact to net interest income due to lower overall rates.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

January 1 – 31, 2009	2,453	$37.37	2,453	2,875,099
February 1 – 28, 2009	48	$34.88	48	2,875,051
March 1 – 31, 2009	8,504	$30.96	8,504	2,866,547

Total	11,005	$32.41	11,005	2,866,547

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At March 31, 2009, 2,866,547 shares remain available to be purchased under the current authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ J. Daniel Stinnett
J. Daniel Stinnett
Vice President & Secretary

Date: May 8, 2009

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 8, 2009

INDEX TO EXHIBITS

10.1 – Equity Distribution Agreement dated February 27, 2009 between Commerce Bancshares, Inc. and Morgan Stanley & Co. Incorporated was filed in current report on Form 8-K dated February 27, 2009, and the same is hereby incorporated by reference.

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002