Form 10-Q
period 2009-06-30
COMMERCE BANCSHARES INC /MO/
filed 2009-08-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

  Yes ☐     No ☑

As of August 3, 2009, the registrant had outstanding 79,000,740 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2009	2008

	(Unaudited)
	(In thousands)

ASSETS
Loans	$10,699,674	$11,283,246
Allowance for loan losses	(186,001)	(172,619)

Net loans	10,513,673	11,110,627

Loans held for sale	388,706	361,298
Investment securities:
Available for sale ($539,587,000 and $525,993,000 pledged in 2009 and 2008, respectively, to secure structured repurchase agreements)	5,156,343	3,630,753
Trading	17,259	9,463
Non-marketable	133,925	139,900

Total investment securities	5,307,527	3,780,116

Federal funds sold and securities purchased under agreements to resell	40,155	169,475
Interest earning deposits with banks	8,318	638,158
Cash and due from banks	376,051	491,723
Land, buildings and equipment, net	406,612	411,168
Goodwill	125,585	125,585
Other intangible assets, net	15,849	17,191
Other assets	537,567	427,106

Total assets	$17,720,043	$17,532,447

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing demand	$1,517,398	$1,375,000
Savings, interest checking and money market	8,281,652	7,610,306
Time open and C.D.’s of less than $100,000	2,137,049	2,067,266
Time open and C.D.’s of $100,000 and over	1,770,243	1,842,161

Total deposits	13,706,342	12,894,733

Federal funds purchased and securities sold under agreements to repurchase	1,174,121	1,026,537
Other borrowings	847,108	1,747,781
Other liabilities	294,163	283,929

Total liabilities	16,021,734	15,952,980

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 77,162,355 shares in 2009 and 75,901,097 shares in 2008	385,812	379,505
Capital surplus	655,020	621,458
Retained earnings	664,189	633,159
Treasury stock of 22,053 shares in 2009 and 18,789 shares in 2008, at cost	(823)	(761)
Accumulated other comprehensive loss	(7,928)	(56,729)

Total Commerce Bancshares, Inc. stockholders’ equity	1,696,270	1,576,632
Non-controlling interest	2,039	2,835

Total equity	1,698,309	1,579,467

Total liabilities and equity	$17,720,043	$17,532,447

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(In thousands, except per share data)	2009	2008	2009	2008

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$141,423	$161,007	$283,832	$335,345
Interest and fees on loans held for sale	1,963	3,623	5,395	7,540
Interest on investment securities	55,517	41,310	102,987	82,207
Interest on federal funds sold and securities purchased under agreements to resell	36	2,264	150	5,665
Interest on deposits with banks	53	—	502	—

Total interest income	198,992	208,204	392,866	430,757

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	7,978	14,353	16,031	34,967
Time open and C.D.’s of less than $100,000	14,545	20,468	29,292	45,727
Time open and C.D.’s of $100,000 and over	9,915	13,886	21,215	31,186
Interest on federal funds purchased and securities sold under agreements to repurchase	849	5,882	2,079	17,634
Interest on other borrowings	8,260	8,836	16,789	16,357

Total interest expense	41,547	63,425	85,406	145,871

Net interest income	157,445	144,779	307,460	284,886
Provision for loan losses	41,166	18,000	84,334	38,000

Net interest income after provision for loan losses	116,279	126,779	223,126	246,886

NON-INTEREST INCOME
Deposit account charges and other fees	26,935	28,260	52,527	55,335
Bank card transaction fees	30,105	29,394	57,273	55,702
Trust fees	19,355	20,286	38,228	40,399
Bond trading income	6,151	3,183	11,547	7,347
Consumer brokerage services	3,213	3,411	6,521	6,820
Loan fees and sales	3,733	1,150	6,694	3,290
Other	9,070	17,049	18,203	26,000

Total non-interest income	98,562	102,733	190,993	194,893

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment losses on securities	(10,080)	—	(31,965)	—
Less noncredit-related losses on securities not expected to be sold	9,286	—	30,618	—

Net impairment losses	(794)	—	(1,347)	—
Realized gains (losses) on sales and fair value adjustments	(1,959)	1,008	(3,578)	24,331

Investment securities gains (losses), net	(2,753)	1,008	(4,925)	24,331

NON-INTEREST EXPENSE
Salaries and employee benefits	86,279	83,247	173,032	166,257
Net occupancy	11,088	10,805	22,900	22,874
Equipment	6,255	6,244	12,577	12,151
Supplies and communication	8,249	8,545	16,933	17,269
Data processing and software	15,007	14,159	29,354	27,722
Marketing	4,906	5,447	9,253	10,734
Deposit insurance	12,969	522	17,075	1,025
Indemnification obligation	—	—	—	(8,808)
Other	15,258	18,096	31,773	38,022

Total non-interest expense	160,011	147,065	312,897	287,246

Income before income taxes	52,077	83,455	96,297	178,864
Less income taxes	15,257	27,118	28,849	57,786

Net income before non-controlling interest	36,820	56,337	67,448	121,078
Less non-controlling interest expense (income)	(148)	358	(356)	932

Net income	$36,968	$55,979	$67,804	$120,146

Net income per common share — basic	$.48	$.74	$.89	$1.59
Net income per common share — diluted	$.48	$.74	$.88	$1.58

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive	Controlling
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

	(Unaudited)

Balance January 1, 2009	$379,505	$621,458	$633,159	$(761)	$(56,729)	$2,835	$1,579,467

Net income			67,804			(356)	67,448
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					1,476		1,476
Change in unrealized gain (loss) on all other available for sale securities, net of tax					46,475		46,475
Amortization of pension loss, net of tax					850		850

Total comprehensive income							116,249

Distributions to non-controlling interest						(440)	(440)
Purchase of treasury stock				(391)			(391)
Issuance of stock under open market sale program	5,246	30,255					35,501
Issuance of stock under purchase and equity compensation plans	297	1,123		(40)			1,380
Net tax benefit related to equity compensation plans		80					80
Stock-based compensation		3,237					3,237
Issuance of nonvested stock awards	764	(1,133)		369			—
Cash dividends paid ($.480 per share)			(36,774)				(36,774)

Balance June 30, 2009	$385,812	$655,020	$664,189	$(823)	$(7,928)	$2,039	$1,698,309

Balance January 1, 2008	$359,694	$475,220	$669,142	$(2,477)	$26,107	$2,470	$1,530,156

Net income			120,146			932	121,078
Change in unrealized gain (loss) on available for sale securities, net of tax					(10,507)		(10,507)

Total comprehensive income							110,571

Distributions to non-controlling interest						(308)	(308)
Purchase of treasury stock				(8,343)			(8,343)
Issuance of stock under purchase and equity compensation plans	343	(2,031)		9,998			8,310
Net tax benefit related to equity compensation plans		761					761
Stock-based compensation		3,285					3,285
Issuance of nonvested stock awards	88	(738)		650			—
Cash dividends paid ($.476 per share)			(35,985)				(35,985)
Adoption of fair value guidelines allowing use of transaction price at initial measurement			903				903
Adoption of guidelines requiring recognition of liabilities for benefits payable under split-dollar life insurance arrangements			(716)				(716)

Balance June 30, 2008	$360,125	$476,497	$753,490	$(172)	$15,600	$3,094	$1,608,634

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30
(In thousands)	2009	2008

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$67,804	$120,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	84,334	38,000
Provision for depreciation and amortization	25,436	25,606
Amortization of investment security premiums, net	1,132	3,002
Investment securities (gains) losses, net(A)	4,925	(24,331)
Gains on sales of branches	(644)	(6,938)
Net gains on sales of loans held for sale	(4,600)	(1,671)
Originations of loans held for sale	(276,352)	(187,350)
Proceeds from sales of loans held for sale	110,886	95,607
Net (increase) decrease in trading securities	(9,628)	7,183
Stock-based compensation	3,237	3,285
(Increase) decrease in interest receivable	(2,211)	12,235
Increase (decrease) in interest payable	3,720	(25,002)
Increase (decrease) in income taxes payable	(8,344)	13,120
Net tax benefit related to equity compensation plans	(80)	(761)
Other changes, net	44,559	(11,957)

Net cash provided by operating activities	44,174	60,174

INVESTING ACTIVITIES:
Cash paid in branch sales	(3,494)	(54,490)
Proceeds from sales of investment securities(A)	27,459	128,157
Proceeds from maturities/pay downs of investment securities(A)	567,239	534,355
Purchases of investment securities(A)	(2,045,848)	(1,148,303)
Net (increase) decrease in loans	512,620	(560,593)
Purchases of land, buildings and equipment	(14,473)	(19,828)
Sales of land, buildings and equipment	55	235

Net cash used in investing activities	(956,442)	(1,120,467)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	791,104	277,264
Net decrease in time open and C.D.’s	(375)	(290,258)
Net increase in federal funds purchased and securities sold under agreements to repurchase	147,584	374,889
Repayment of long-term borrowings	(200,673)	(7,951)
Additional long-term borrowings	100,000	300,000
Net increase (decrease) in short-term borrowings	(800,000)	199,997
Purchases of treasury stock	(391)	(8,343)
Issuance of stock under open market stock sale program, stock purchase and equity compensation plans	36,881	8,310
Net tax benefit related to equity compensation plans	80	761
Cash dividends paid on common stock	(36,774)	(35,985)

Net cash provided by financing activities	37,436	818,684

Decrease in cash and cash equivalents	(874,832)	(241,609)
Cash and cash equivalents at beginning of year	1,299,356	1,328,246

Cash and cash equivalents at June 30	$424,524	$1,086,637

(A) Available for sale and non-marketable securities

Income tax net payments	$36,780	$45,474
Interest paid on deposits and borrowings	$81,672	$170,873

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2008 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of results to be attained for the full year or any other interim periods. The Company evaluated subsequent events for recognition or disclosure through August 7, the date on which the financial statements were issued.

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

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at June 30, 2009 and December 31, 2008 are as follows.

	June 30	December 31
(In thousands)	2009	2008

Business	$3,186,518	$3,404,371
Real estate – construction and land	732,104	837,369
Real estate – business	2,156,810	2,137,822
Real estate – personal	1,591,036	1,638,553
Consumer	1,462,328	1,615,455
Home equity	492,411	504,069
Student	344,190	358,049
Consumer credit card	707,912	779,709
Overdrafts	26,365	7,849

Total loans	$10,699,674	$11,283,246

At June 30, 2009, loans of $3.2 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings and borrowings under the Term Auction Facility.

Included in the table above are impaired loans, which are generally placed on non-accrual status. Such loans totaled $122.6 million at June 30, 2009 and $72.9 million at December 31, 2008. A loan is considered to be impaired when, based on current information and events, it is probable that all amounts due under the contractual terms of the agreement will not be collected. Such loans increased $49.8 million in the first six months of 2009, mainly because of higher levels of impaired construction and land real estate loans. At June 30, 2009, approximately 10% of this construction portfolio was considered to be impaired.

The Company’s portfolio of construction loans amounted to 6.8% of total loans outstanding at June 30, 2009. The table below shows the Company’s holdings of the major types of construction loans.

	June 30		December 31
(In thousands)	2009	% of Total	2008	% of Total

Residential land and land development	$200,121	27.3%	$246,335	29.4%
Residential construction	135,554	18.5	141,405	16.9
Commercial land and land development	135,419	18.5	139,726	16.7
Commercial construction	261,010	35.7	309,903	37.0

Total real estate-construction and land loans	$732,104	100.0%	$837,369	100.0%

Total business real estate loans were $2.2 billion at June 30, 2009 and comprised 20.2% of the Company’s total loan portfolio. Approximately 46% of these loans were for owner-occupied real estate properties, which present lower risk profiles. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties.

In addition to its basic portfolio, the Company originates loans which it intends to sell in secondary markets. Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. The Company maintains contracts with the Federal Department of Education and various student loan agencies to sell student loans at various times while the student is attending school or shortly after graduation. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including an impairment valuation allowance resulting from declines in fair value, which is further discussed in Note 14 on Fair Value Measurements. Previously recognized impairment losses amounting to $1.5 million were reversed during the first six months of 2009, as certain impaired loans were sold in accordance with contractual terms.

	June 30	December 31
(In thousands)	2009	2008

Balance outstanding:
Student	$364,121	$358,556
Residential mortgage	24,585	2,742

Total loans held for sale balance	$388,706	$361,298

Decline in fair value below cost	$(7,849)	$(9,398)

	For the Six Months
	Ended June 30
	2009	2008

Net gains on sales:
Student	$3,221	$1,149
Residential mortgage	1,379	522

Total gains on sales of loans held for sale, net	$4,600	$1,671

The following is a summary of the allowance for loan losses.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(In thousands)	2009	2008	2009	2008

Balance, beginning of period	$180,868	$141,689	$172,619	$133,586

Additions:
Provision for loan losses	41,166	18,000	84,334	38,000

Total additions	41,166	18,000	84,334	38,000

Deductions:
Loan losses	39,489	17,842	77,909	34,822
Less recoveries on loans	3,456	3,351	6,957	8,434

Net loan losses	36,033	14,491	70,952	26,388

Balance, June 30	$186,001	$145,198	$186,001	$145,198

4.	Investment Securities

Investment securities, at fair value, consisted of the following at June 30, 2009 and December 31, 2008.

	June 30	December 31
(In thousands)	2009	2008

Available for sale:
U.S. government and federal agency obligations	$11,972	$11,594
Government-sponsored enterprise obligations	144,028	141,957
State and municipal obligations	920,337	719,752
Agency mortgage-backed securities	2,254,467	1,711,404
Non-agency mortgage-backed securities	549,615	620,479
Other asset-backed securities	932,837	253,756
Other debt securities	191,778	121,861
Equity securities*	151,309	49,950

Total available for sale	5,156,343	3,630,753

Trading	17,259	9,463
Non-marketable	133,925	139,900

Total investment securities	$5,307,527	$3,780,116

* Includes $109.9 million in short-term investments in mutual funds

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $85.9 million and $84.4 million at June 30, 2009 and December 31, 2008, respectively. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $48.0 million and $55.4 million at June 30, 2009 and December 31, 2008, respectively.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2009 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by government-sponsored agencies such as the FHLMC, FNMA and GNMA, and non-agency mortgage-backed securities which have no guarantee but are collateralized by residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

U.S. government and federal agency obligations:
Within 1 year	$699	$705
After 1 but within 5 years	10,424	11,267

Total U.S. government and federal agency obligations	11,123	11,972

Government-sponsored enterprise obligations:
Within 1 year	6,604	6,781
After 1 but within 5 years	133,433	137,247

Total government-sponsored enterprise obligations	140,037	144,028

State and municipal obligations:
Within 1 year	130,193	131,400
After 1 but within 5 years	348,167	357,837
After 5 but within 10 years	159,681	159,964
After 10 years	272,291	271,136

Total state and municipal obligations	910,332	920,337

Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,205,931	2,254,467
Non-agency mortgage-backed securities	649,151	549,615
Other asset-backed securities	927,366	932,837

Total mortgage and asset-backed securities	3,782,448	3,736,919

Other debt securities:
After 1 but within 5 years	172,506	183,034
After 5 but within 10 years	6,683	8,744

Total other debt securities	179,189	191,778

Equity securities	114,602	151,309

Total available for sale investment securities	$5,137,731	$5,156,343

Included in state and municipal obligations are $170.3 million, at fair value, of auction rate securities (ARS), which were purchased from bank customers in the third quarter of 2008. These bonds are normally traded in a competitive bidding process at weekly/monthly auctions. These auctions have not performed since early 2008, and this market has not recovered. Interest is currently being paid at the maximum failed auction rates. Included in equity securities are short-term investments in mutual funds of $109.9 million and common stock of $41.4 million, at fair value. These are held primarily by the holding company, Commerce Bancshares, Inc. (the Parent).

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type. Included in gross unrealized losses are other-than-temporary impairment (OTTI) losses of $30.6 million relating to certain non-agency mortgage-backed securities, which represent the noncredit-related portion of the overall impairment amount.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

June 30, 2009
U.S. government and federal agency obligations	$11,123	$854	$(5)	$11,972
Government-sponsored enterprise obligations	140,037	3,996	(5)	144,028
State and municipal obligations	910,332	15,196	(5,191)	920,337
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,205,931	53,458	(4,922)	2,254,467
Non-agency mortgage-backed securities	649,151	1,770	(101,306)	549,615
Other asset-backed securities	927,366	11,517	(6,046)	932,837

Total mortgage and asset-backed securities	3,782,448	66,745	(112,274)	3,736,919

Other debt securities	179,189	12,589	—	191,778
Equity securities	114,602	36,707	—	151,309

Total	$5,137,731	$136,087	$(117,475)	$5,156,343

December 31, 2008
U.S. government and federal agency obligations	$10,478	$1,116	$—	$11,594
Government-sponsored enterprise obligations	135,825	6,132	—	141,957
State and municipal obligations	715,421	10,794	(6,463)	719,752
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,685,821	26,609	(1,026)	1,711,404
Non-agency mortgage-backed securities	742,090	816	(122,427)	620,479
Other asset-backed securities	275,641	113	(21,998)	253,756

Total mortgage and asset-backed securities	2,703,552	27,538	(145,451)	2,585,639

Other debt securities	116,527	5,404	(70)	121,861
Equity securities	7,680	42,270	—	49,950

Total	$3,689,483	$93,254	$(151,984)	$3,630,753

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2009, the par value of securities on this watch list were $321.8 million. Prior to March 2009, the Company had not incurred OTTI on its debt securities.

As of June 30, 2009, the Company had recorded OTTI on five non-agency mortgage-backed securities, having an aggregate par value of $102.3 million. The credit portion of the impairment totaled $1.3 million and was recorded in current earnings. The noncredit-related portion of the impairment totaled $30.6 million on a pre-tax basis, and has been recognized in other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted at present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Prepayment CPR	14% - 25%
Projected cumulative default	8% - 30%
Credit support	4% - 12%
Loss severity	40% - 59%

The following table shows changes in the credit losses recorded in current earnings, for which a portion of an OTTI was recognized in other comprehensive income.

For the
Three Months
Ended June 30
(In thousands)	2009

Balance, beginning of period	$553
Credit losses on debt securities for which impairment was not previously recognized	357
Credit losses on debt securities for which impairment was previously recognized	437

Balance, June 30	$1,347

Additional OTTI on these and other securities may arise in future periods due to further deterioration in the general economy and national housing markets, which contribute to changing cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes the five securities for which a portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At June 30, 2009
U.S. government and federal agency obligations	$1,577	$5	$—	$—	$1,577	$5
Government-sponsored enterprise obligations	5,298	5	—	—	5,298	5
State and municipal obligations	297,367	4,898	5,718	293	303,085	5,191
Mortgage and asset-backed securities:
Agency mortgage-backed securities	282,522	4,921	129	1	282,651	4,922
Non-agency mortgage-backed securities	175,725	38,507	301,256	62,799	476,981	101,306
Other asset-backed securities	103,693	2,427	23,972	3,619	127,665	6,046

Total mortgage and asset-backed securities	561,940	45,855	325,357	66,419	887,297	112,274

Total	$866,182	$50,763	$331,075	$66,712	$1,197,257	$117,475

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2008
State and municipal obligations	$175,770	$6,457	$369	$6	$176,139	$6,463
Mortgage and asset-backed securities:
Agency mortgage-backed securities	183,577	1,003	4,664	23	188,241	1,026
Non-agency mortgage-backed securities	412,002	95,153	176,013	27,274	588,015	122,427
Other asset-backed securities	216,187	16,696	22,514	5,302	238,701	21,998

Total mortgage and asset-backed securities	811,766	112,852	203,191	32,599	1,014,957	145,451

Other debt securities	2,691	70	—	—	2,691	70

Total	$990,227	$119,379	$203,560	$32,605	$1,193,787	$151,984

Out of the total available for sale portfolio, consisting of approximately 1,100 individual securities at June 30, 2009, 213 securities were temporarily impaired, of which 48 securities, or 6% of the portfolio value, have been in a loss position for 12 months or longer.

The unrealized losses on the Company’s investments, as shown in the preceding tables, are largely contained in the portfolio of non-agency mortgage-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying mortgage collateral. While all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, the adverse housing market, liquidity pressures and overall economic climate has resulted in low fair values for these securities. Also, as mentioned above, the Company maintains a watch list comprised mostly of these securities, and has recorded OTTI losses on five of these securities. The Company continues to closely monitor the performance of these securities. State and municipal obligations and agency mortgage-backed securities have smaller unrealized losses, due to the nature of the bonds and the guarantee provided to agency mortgage-backed securities, while the fair values of other asset-backed securities have been depressed to some degree by the current economic recession and its impact to the consumer. Most of the ARS held by the Company, which are included in state and municipal obligations, have Moody’s credit ratings of A3 or higher and Fitch ratings of A or higher.

The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six
	Months Ended
	June 30
(In thousands)	2009	2008

Proceeds from sales of available for sale securities	$23,220	$105,961
Proceeds from sales/redemption of non-marketable securities	4,239	22,196

Total proceeds	$27,459	$128,157

Available for sale:
Gains realized on sales	$82	$462
Losses realized on sales	(18)	(888)
Other-than-temporary impairment recognized	(1,347)	(1,939)
Non-marketable:
Gains realized on sales/redemption	205	22,196
Losses realized on sales	(170)	—
Fair value adjustments, net	(3,677)	4,500

Investment securities gains (losses), net	$(4,925)	$24,331

At June 30, 2009, securities carried at $2.7 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $539.6 million, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $2.1 billion at June 30, 2009.

5.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	June 30, 2009				December 31, 2008
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(11,236)	$—	$14,484	$25,720	$(9,324)	$—	$16,396
Mortgage servicing rights	2,523	(1,015)	(143)	1,365	1,816	(871)	(150)	795

Total	$28,243	$(12,251)	$(143)	$15,849	$27,536	$(10,195)	$(150)	$17,191

Aggregate amortization expense on intangible assets was $1.0 million and $1.1 million, respectively, for the three month periods ended June 30, 2009 and 2008, and $2.1 million and $2.3 million for the six month periods ended June 30, 2009 and 2008, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2009. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2009	$3,990
2010	3,425
2011	2,822
2012	2,271
2013	1,750

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2009 is as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at January 1, 2009	$125,585	$16,396	$795
Originations	—	—	707
Amortization	—	(1,912)	(144)
Impairment	—	—	7

Balance at June 30, 2009	$125,585	$14,484	$1,365

Goodwill allocated to the Company’s operating segments at June 30, 2009 and December 31, 2008 is shown below.

(In thousands)

Consumer segment	$67,765
Commercial segment	57,074
Money Management segment	746

Total goodwill	$125,585

6.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2009 that net liability was $3.0 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $351.3 million at June 30, 2009.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts. At June 30, 2009, the Company had a recorded liability of $14.2 million in principal and accrued interest to date, representing amounts owed to the security holders. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4.0 million, are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust I, amounting to $10.0 million, are due in 2034 and may be redeemed beginning in 2009. These securities have a variable interest rate, which was 2.88% at June 30, 2009. The rate is based on LIBOR, and resets on a quarterly basis. The maximum potential future payments guaranteed by the Company on both issues, which includes future interest and principal payments through maturity, was estimated to be approximately $30.4 million at June 30, 2009.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at June 30, 2009, believes sufficient collateral is available to cover potential swap losses. The Company receives a fee from the institution at the inception of the contract, which is recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At June 30, 2009, the liability recorded for guarantor RPAs was $262 thousand, and the notional amount of the underlying swaps was $35.2 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at June 30, 2009, the Company would have been required to make payments of approximately $2.9 million.

At June 30, 2009 the Company had recorded a liability of $11.3 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). This obligation resulted from revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The covered litigation related mainly to American Express and Discover suits, which are now settled, and other interchange litigation, which has not yet been settled. As part of the reorganization, Visa held an initial public offering in March 2008. An escrow account was established in conjunction with the offering, and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from the offering, and subsequently with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

7.	Pension

The amount of net pension cost (income) is as follows:

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands)	2009	2008	2009	2008

Service cost — benefits earned during the period	$268	$253	$536	$506
Interest cost on projected benefit obligation	1,363	1,294	2,726	2,588
Expected return on plan assets	(1,599)	(2,000)	(3,197)	(4,000)
Amortization of unrecognized net loss	675	—	1,350	—

Net periodic pension cost (income)	$707	$(453)	$1,415	$(906)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first six months of 2009, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2009. The Company recognized expense for the defined benefit pension plan for the first six months of 2009 compared to income in prior periods. This occurred because of lower fair values of plan assets at the measurement date, a decline in the anticipated rate of return on plan assets in 2009, and amortization of prior year differences between actual and anticipated returns on plan assets. The Company expects to recognize additional expense during the remainder of 2009.

New guidance for pension accounting required measurement of plan assets and benefit obligations as of fiscal year end, beginning in 2008. Accordingly, the Company changed its 2008 measurement date from September 30 to December 31. It recorded an adjustment to reflect this change on December 31, 2008, which reduced the accrued benefit liability and increased retained earnings by $561 thousand on a pre-tax basis.

8.	Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share. On January 1, 2009, the Company adopted new accounting guidance which requires application of the two-class method of computing earnings per share. Under this guidance, unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate earnings per share amounts for the unvested share-based awards and for common stock. Earnings per share attributable to common stock is shown in the table below. Prior period earnings per share data has been retroactively adjusted to conform to the pronouncement. Unvested share-based awards are further discussed in Note 13 below.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30		June 30
(In thousands, except per share data)	2009	2008	2009	2008

Basic earnings per common share:
Net income attributable to Commerce Bancshares, Inc.	$36,968	$55,979	$67,804	$120,146
Less earnings allocated to unvested restricted stockholders	168	177	302	389

Net income available to common stockholders	$36,800	$55,802	$67,502	$119,757

Distributed earnings	$18,429	$17,943	$36,603	$35,869
Undistributed earnings	$18,371	$37,859	$30,899	$83,888

Weighted average common shares outstanding	76,430	75,352	76,068	75,308

Distributed earnings per share	$.24	$.24	$.48	$.48
Undistributed earnings per share	.24	.50	.41	1.11

Basic earnings per common share	$.48	$.74	$.89	$1.59

Diluted earnings per common share:
Net income attributable to Commerce Bancshares, Inc.	$36,968	$55,979	$67,804	$120,146
Less earnings allocated to unvested restricted stockholders	167	177	301	387

Net income available to common stockholders	$36,801	$55,802	$67,503	$119,759

Distributed earnings	$18,429	$17,943	$36,603	$35,869
Undistributed earnings	$18,372	$37,859	$30,900	$83,890

Weighted average common shares outstanding	76,430	75,352	76,068	75,308
Net effect of the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	260	604	282	623

Weighted average diluted common shares outstanding	76,690	75,956	76,350	75,931

Distributed earnings per share	$.24	$.24	$.48	$.47
Undistributed earnings per share	.24	.50	.40	1.11

Diluted earnings per common share	$.48	$.74	$.88	$1.58

On February 27, 2009, the Company initiated an at-the-market offering of its common stock, which was terminated on July 31, 2009. Pursuant to this offering, the Company issued a total of 2,894,773 shares for gross proceeds of $100.0 million, which are to be used for general corporate purposes.

9.	Other Comprehensive Income (Loss)

The Company adopted new accounting guidance on other-than-temporary impairment on debt securities in March 2009. Under this guidance, credit-related losses on debt securities with other-than-temporary impairment are recorded in current earnings, while the noncredit-related portion of the overall loss in fair value is recorded in other comprehensive income (loss). The Company recorded other-than-temporary impairments on certain debt securities in the first and second quarters of 2009. Changes in the noncredit-related loss in fair value of these securities, after other-than-temporary impairment (OTTI) was initially recognized, are shown separately in the table below.

The Company’s other components of other comprehensive income (loss) consist of the unrealized holding gains and losses on available for sale investment securities for which OTTI has not been recorded (and also includes holding gains and losses on certain securities prior to the recognition of OTTI), and the amortization of accumulated pension loss which has been recognized in net periodic benefit cost.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008

Available for sale debt securities for which OTTI has been recognized:
Unrealized holding gains subsequent to initial OTTI recognition	$1,603	$—	$2,381	$—
Income tax expense	610	—	905	—

Net unrealized gains	993	—	1,476	—

Other available for sale investment securities:
Unrealized holding gains (losses)	50,981	(21,903)	75,024	(19,312)
Reclassification adjustment for (gains) losses included in net income	(56)	143	(64)	2,365

Net unrealized gains (losses) on securities	50,925	(21,760)	74,960	(16,947)
Income tax expense	19,351	(8,269)	28,485	(6,440)

Net unrealized gains (losses)	31,574	(13,491)	46,475	(10,507)

Prepaid pension cost:
Amortization of accumulated pension loss	675	—	1,350	—
Income tax benefit	(250)	—	(500)	—

Accumulated pension loss	425	—	850	—

Other comprehensive income (loss)	$32,992	$(13,491)	$48,801	$(10,507)

At June 30, 2009, accumulated other comprehensive loss was $7.9 million, net of tax. It was comprised of $19.1 million in unrealized holding losses on available for sale debt securities for which OTTI has been recorded, $30.6 million in unrealized holding gains on other available for sale securities, and $19.5 million in accumulated pension loss.

10.	Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three reportable business segments: Commercial, Consumer and Money Management. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits, and other personal banking services), indirect and other consumer financing, consumer debit and credit bank cards, and student lending. The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as Merchant and Commercial bank card products. The Money Management segment provides traditional trust and estate tax planning, advisory and discretionary investment management, as well as brokerage services, and the Private Banking product portfolio.

As products or business units grow or diminish, or processing channels are refined, or as periodic changes in organizational structure are made, management may decide that associated business activities should also be rearranged between reportable segments. In the first quarter of 2009, selected business units were realigned between reportable segments so that brokerage services and Private Banking accounts were moved from Consumer to Money Management, while portions of indirect lending were moved from Commercial to the Consumer segment. The figures presented below for 2008 have been revised to incorporate these changes in order to provide comparable data.

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended June 30, 2009:
Net interest income	$86,929	$64,327	$10,670	$161,926	$(4,481)	$157,445
Provision for loan losses	(21,801)	(14,089)	(4)	(35,894)	(5,272)	(41,166)
Non-interest income	40,726	27,174	29,953	97,853	709	98,562
Investment securities losses, net	—	—	—	—	(2,753)	(2,753)
Non-interest expense	(80,144)	(49,449)	(27,686)	(157,279)	(2,732)	(160,011)

Income before income taxes	$25,710	$27,963	$12,933	$66,606	$(14,529)	$52,077

Three Months Ended June 30, 2008:
Net interest income	$80,336	$50,741	$8,850	$139,927	$4,852	$144,779
Provision for loan losses	(13,319)	(1,132)	(8)	(14,459)	(3,541)	(18,000)
Non-interest income	38,762	27,725	28,501	94,988	7,745	102,733
Investment securities gains, net	—	—	—	—	1,008	1,008
Non-interest expense	(71,583)	(45,014)	(24,341)	(140,938)	(6,127)	(147,065)

Income before income taxes	$34,196	$32,320	$13,002	$79,518	$3,937	$83,455

Six Months Ended June 30, 2009:
Net interest income	$174,745	$120,472	$20,648	$315,865	$(8,405)	$307,460
Provision for loan losses	(42,420)	(28,262)	(275)	(70,957)	(13,377)	(84,334)
Non-interest income	76,150	53,713	58,877	188,740	2,253	190,993
Investment securities losses, net	—	—	—	—	(4,925)	(4,925)
Non-interest expense	(152,956)	(96,547)	(53,881)	(303,384)	(9,513)	(312,897)

Income before income taxes	$55,519	$49,376	$25,369	$130,264	$(33,967)	$96,297

Six Months Ended June 30, 2008:
Net interest income	$160,432	$99,475	$18,117	$278,024	$6,862	$284,886
Provision for loan losses	(24,289)	(2,343)	(15)	(26,647)	(11,353)	(38,000)
Non-interest income	76,327	53,479	57,843	187,649	7,244	194,893
Investment securities gains, net	—	—	—	—	24,331	24,331
Non-interest expense	(141,771)	(89,987)	(48,930)	(280,688)	(6,558)	(287,246)

Income before income taxes	$70,699	$60,624	$27,015	$158,338	$20,526	$178,864

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

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for loan losses in this category contains the difference between loan charge-offs and recoveries assigned directly to the segments and the recorded provision for loan loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment. Investment securities gains and non-interest expense for this category during the first six months of 2008 included stock redemption gains and litigation accrual adjustments related to the bank subsidiary’s membership in Visa.

The performance measurement of the business segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments’ financial condition and results of operations if they were independent entities.

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

	June 30	December 31
(In thousands)	2009	2008

Interest rate swaps	$507,118	$492,111
Interest rate caps	16,236	—
Credit risk participation agreements	55,122	47,750
Foreign exchange contracts:
Forward contracts	14,839	6,226
Option contracts	3,400	3,300
Mortgage loan commitments	13,023	23,784
Mortgage loan forward sale contracts	38,277	26,996

Total notional amount	$648,015	$600,167

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rate do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At June 30, 2009, the Company had entered into three interest rate swaps with a notional amount of $17.5 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008

Gain (loss) on interest rate swaps	$558	$487	$633	$19
Gain (loss) on loans	(530)	(489)	(625)	(21)

Amount of hedge ineffectiveness	$28	$(2)	$8	$(2)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at June 30, 2009 was $489.7 million. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral exchanges typically involve marketable securities. The Company’s interest rate swap arrangements with other financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, the counterparties can request immediate and ongoing collateralization on derivative instruments in net liability positions. The aggregate fair value of interest rate swap contracts with credit risk-related contingent features that were in a liability position on June 30, 2009 was $17.9 million, for which the Company had posted collateral of $12.7 million. If the credit risk-related contingent features underlying these agreements were triggered on June 30, 2009, the Company would be required to post an additional $7.2 million of collateral to its counterparties. The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 35.7% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $4.9 million, based on amounts at June 30, 2009.

Effective January 1, 2008, the Company adopted new accounting guidance which modified the accounting for initial recognition of fair value for certain interest rate swap contracts held by the Company. Former accounting guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and fair value of these instruments at initial recognition. Under the new guidance, the immediate recognition of a gain or loss is appropriate under certain circumstances and, in accordance with transition provisions, the Company increased equity by $903 thousand on January 1, 2008 to reflect interest rate swaps at fair value.

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to measure fair value is provided in Note 14 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		June 30	Dec. 31		June 30	Dec. 31
		2009	2008		2009	2008

	Balance			Balance
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$137	$—	Other liabilities	$(931)	$(1,413)

Total derivatives designated as hedging instruments		$137	$—		$(931)	$(1,413)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$17,306	$25,274	Other liabilities	$(17,159)	$(25,155)
Interest rate caps	Other assets	255	—	Other liabilities	(261)	—
Credit risk participation agreements	Other assets	106	117	Other liabilities	(262)	(178)
Foreign exchange contracts:
Forward contracts	Other assets	306	207	Other liabilities	(328)	(217)
Option contracts	Other assets	4	18	Other liabilities	(4)	(18)
Mortgage loan commitments	Other assets	125	198	Other liabilities	(11)	(6)
Mortgage loan forward sale contracts	Other assets	368	21	Other liabilities	(79)	(88)

Total derivatives not designated as hedging instruments		$18,470	$25,835		$(18,104)	$(25,662)

Total derivatives		$18,607	$25,835		$(19,035)	$(27,075)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
	Derivative	Derivative

		For the Three		For the Six
		Months Ended		Months Ended
		June 30		June 30
(In thousands)		2009	2008	2009	2008

Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$558	$487	$633	$19

Total		$558	$487	$633	$19

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(88)	$186	$124	$402
Interest rate caps	Other non-interest income	5	—	5	—
Credit risk participation agreements	Other non-interest income	4	6	9	13
Foreign exchange contracts:
Forward contracts	Other non-interest income	29	34	(12)	117
Option contracts	Other non-interest income	—	—	—	—
Mortgage loan commitments	Loan fees and sales	(377)	(28)	(77)	31
Mortgage loan forward sale contracts	Loan fees and sales	562	92	356	143

Total		$135	$290	$405	$706

12.	Income Taxes

For the second quarter of 2009, income tax expense amounted to $15.3 million compared to $27.1 million in the second quarter of 2008. The effective income tax rate for the Company, including the effect of non-controlling interest, was 29.2% in the current quarter compared to 32.6% in the same quarter last year. For the six months ended June 30, 2009 and 2008, income tax expense amounted to $28.8 million and $57.8 million, resulting in effective income tax rates of 29.8% and 32.5%, respectively. Effective tax rates were lower in 2009 compared to 2008 mainly due to changes in the mix of taxable and non-taxable income on lower pre-tax income.

13.	Stock-Based Compensation

In previous years, the Company has issued stock-based compensation in the form of stock options, stock appreciation rights (SARs) and nonvested stock. During the first six months of 2009, stock-based compensation has been issued solely in the form of nonvested stock awards. The stock-based compensation expense that has been charged against income was $1.6 million and $1.5 million in the three months ended June 30, 2009 and 2008, respectively, and $3.2 million and $3.3 million in the six months ended June 30, 2009 and 2008, respectively.

The 2009 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards, as of June 30, 2009, and changes during the six month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	227,986	$41.81
Granted	164,524	35.64
Vested	(36,832)	40.01
Forfeited	(1,969)	41.26

Nonvested at June 30, 2009	353,709	$39.13

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

A summary of option activity during the first six months of 2009 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2009	2,395,333	$32.05
Granted	—	—
Forfeited	—	—
Expired	(2,551)	39.12
Exercised	(59,282)	23.94

Outstanding at June 30, 2009	2,333,500	$32.25	3.6 years	$6,177

A summary of SAR activity during the first six months of 2009 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2009	1,600,228	$43.83
Granted	—	—
Forfeited	(2,811)	42.75
Expired	(2,619)	43.95
Exercised	—	—

Outstanding at June 30, 2009	1,594,798	$43.83	7.7 years	$—

14.	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Various financial instruments such as available for sale and trading securities, certain non-marketable securities relating to private equity activities, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, mortgage servicing rights and certain other investment securities. These nonrecurring fair value adjustments typically involve lower of cost or fair value accounting, or write-downs of individual assets.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. For accounting disclosure purposes, a three-level valuation hierarchy of fair value measurements has been established. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive an estimated fair value measurement. The Company adopted new guidance in March 2009 for estimating fair values for securities where the market volume and level of activity have significantly decreased. The application of the new guidance did not result in a change in valuation technique or related inputs.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Available for sale investment securities

For available for sale securities, changes in fair value, including that portion of other-than-temporary impairment unrelated to credit loss, are recorded in other comprehensive income. As mentioned in Note 4 on Investment Securities, the Company records the credit-related portion of other-than-temporary impairment in current earnings. This portfolio comprises the majority of the assets which the Company records at fair value. Most of the portfolio, which includes government-sponsored enterprise, mortgage-backed and asset-backed securities, are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2 in the fair value hierarchy. Where quoted prices are available in an active market, the measurements are classified as Level 1. Most of the Level 1 measurements apply to common stock and U.S. treasury obligations.

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
A yield curve is generated and applied to bond sectors, and individual bond valuations are extrapolated. Inputs used to generate the yield curve are bellwether issue levels, established trading spreads between similar issuers or credits, historical trading spreads over widely accepted market benchmarks, new issue scales, and verified bid information. Bid information is verified by corroborating the data against external sources such as broker-dealers, trustees/paying agents, issuers, or non-affiliated bondholders.

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

At June 30, 2009, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $170.3 million. Nearly all of these securities were purchased from customers during the third quarter of 2008. The auction process by which the ARS are normally priced has failed since the first quarter of 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are currently estimated using a discounted cash flows analysis. The analysis compares the present value of cash flows based on mandatory rates paid under failing auctions with the present value of estimated cash flows for similar securities, after adjustment for liquidity premium and nonperformance risk. The cash flows were projected over an estimated market recovery period, or in some cases, a shorter period if refinancing by specific issuers is expected. The discount rate was based on the published Treasury rate for the period commensurate with the estimated holding period. In developing the inputs, discussions were held with traders, both internal and external to the Company, who are familiar with the ARS markets. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

The table below presents the June 30, 2009 carrying values of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	6/30/09	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities:
U.S. government and federal agency obligations	$11,972	$11,972	$—	$—
Government-sponsored enterprise obligations	144,028	—	144,028	—
State and municipal obligations	920,337	—	750,074	170,263
Agency mortgage-backed securities	2,254,467	—	2,254,467	—
Non-agency mortgage-backed securities	549,615	—	549,615	—
Other asset-backed securities	932,837	—	932,837	—
Other debt securities	191,778	—	191,778	—
Equity securities	151,309	133,992	17,317	—
Trading securities	17,259	—	17,259	—
Private equity investments	43,020	—	—	43,020
Derivatives	18,607	—	18,008	599
Assets held in trust	2,871	2,871	—	—

Total assets	5,238,100	148,835	4,875,383	213,882

Liabilities:
Derivatives	19,035	—	18,683	352

Total liabilities	$19,035	$—	$18,683	$352

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the three months ended June 30, 2009:

Balance at March 31, 2009	$171,413	$48,284	$58	$219,755
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,325)	189	(1,136)
Included in other comprehensive income	(808)	—	—	(808)
Purchases, issuances, and settlements, net	(342)	(3,939)	—	(4,281)

Balance at June 30, 2009	$170,263	$43,020	$247	$213,530

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$—	$(1,325)	$407	$(918)

For the six months ended June 30, 2009:

Balance at January 1, 2009	$167,996	$49,494	$64	$217,554
Total gains or losses (realized /unrealized):
Included in earnings	—	(2,877)	288	(2,589)
Included in other comprehensive income	2,553	—	—	2,553
Purchases, issuances, and settlements, net	(286)	(3,597)	(105)	(3,988)

Balance at June 30, 2009	$170,263	$43,020	$247	$213,530

Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$—	$(2,877)	$412	$(2,465)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

			Investment
			Securities
		Other Non-	Gains
	Loan Fees	Interest	(Losses),
(In thousands)	and Sales	Income	Net	Total

For the three months ended June 30, 2009:

Total gains or losses included in earnings	$185	$4	$(1,325)	$(1,136)

Change in unrealized gains or losses relating to assets still held at June 30, 2009	$403	$4	$(1,325)	$(918)

For the six months ended June 30, 2009:

Total gains or losses included in earnings	$279	$9	$(2,877)	$(2,589)

Change in unrealized gains or losses relating to assets still held at June 30, 2009	$403	$9	$(2,877)	$(2,465)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $62.4 million at June 30, 2009, and charge-offs of $22.7 million related to these loans were recorded during the first six months of 2009.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. The Company’s student loans are contracted for sale with the Federal Department of Education and various investors in the secondary market. Since 2008, the secondary market for student loans has been disrupted by liquidity concerns. Consequently, several investors are currently unable to consistently purchase loans under existing contractual terms. Loans under contract to these investors, in addition to other investors whose future liquidity is of concern, have been identified for evaluation. Such loans are carried at $165.8 million at June 30, 2009. They were evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3. Previously recorded impairment losses of $1.5 million were reversed during the first six months of 2009, as certain of the related loans were sold in accordance with their contract terms. The measurement of fair value for the remaining student loans is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

For assets measured at fair value on a nonrecurring basis during the first six months of 2009, and still held as of June 30, 2009, the following table provides the adjustments to fair value recognized that period, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2009.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
(In thousands)	6/30/09	(Level 1)	(Level 2)	(Level 3)	(Losses)

Loans	$62,442	$—	$—	$62,442	$(22,675)
Private equity investments	2,250	—	—	2,250	(800)
Mortgage servicing rights	1,365	—	—	1,365	7
Foreclosed assets	1,440	—	1,440	—	(376)

15.	Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009

	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial Assets
Loans, including held for sale	$11,088,380	$11,346,875
Available for sale investment securities	5,156,343	5,156,343
Trading securities	17,259	17,259
Non-marketable securities	133,925	133,925
Federal funds sold and securities purchased under agreements to resell	40,155	40,155
Accrued interest receivable	77,193	77,193
Derivative instruments	18,607	18,607
Cash and due from banks	376,051	376,051
Interest earning deposits with banks	8,318	8,318

Financial Liabilities
Non-interest bearing demand deposits	$1,517,398	$1,517,398
Savings, interest checking and money market deposits	8,281,652	8,281,652
Time open and C.D.’s	3,907,292	3,975,975
Federal funds purchased and securities sold under agreements to repurchase	1,174,121	1,171,564
Other borrowings	847,108	882,865
Accrued interest payable	43,864	43,864
Derivative instruments	19,035	19,035

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2008 Annual Report on Form 10-K. Results of operations for the six month period ended June 30, 2009 are not necessarily indicative of results to be attained for any other period.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 14 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $4.8 billion, or 93.9% of the available for sale portfolio at June 30, 2009, and were classified as Level 2 measurements. The Company also holds $170.3 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement.

Changes in the fair value of available for sale securities, excluding credit losses relating to other-than-temporary impairment, are reported in other comprehensive income. The Company periodically evaluates the available for sale portfolio for other-than-temporary impairment. Evaluation for other-than-temporary impairment is based on the Company’s intent to sell the security and whether it is likely that it will be required to sell the security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, the entire loss (the amount by which the amortized cost exceeds the fair value) must be recognized in current earnings. If neither condition is met, but the Company does not expect to recover the amortized cost basis, the Company must determine whether a credit loss has occurred. This credit loss is the amount by which the amortized cost basis exceeds the present value of cash flows expected to be collected from the security. The credit loss, if any, must be recognized in current earnings, while the remainder of the loss, related to all other factors, is recognized in other comprehensive income.

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

In 2009, non-agency guaranteed mortgage-backed securities with a par value of $102.3 million were identified as other than temporarily impaired. The credit-related impairment loss on these securities amounted to $1.3 million which was recorded in the consolidated income statement in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $30.6 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $48.0 million at June 30, 2009. Changes in fair value are reflected in current earnings, and reported in investment securities gains (losses), net in the consolidated statements of income. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment and are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

Accounting for Income Taxes

Accrued income taxes represent the net amount of current income taxes which are expected to be paid attributable to operations as of the balance sheet date. Deferred income taxes represent the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Current and deferred income taxes are reported as either a component of other assets or other liabilities in the consolidated balance sheets, depending on whether the balances are assets or liabilities. Judgment is required in applying generally accepted accounting principles in accounting for income taxes. The Company regularly monitors taxing authorities for changes in laws and regulations and their interpretations by the judicial systems. The aforementioned changes, and changes that may result from the resolution of income tax examinations by federal and state taxing authorities, may impact the estimate of accrued income taxes and could materially impact the Company’s financial position and results of operations.

Selected Financial Data

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2009	2008	2009	2008

Per Share Data
Net income per common share – basic	$.48	$.74	$.89	$1.59
Net income per common share – diluted	.48	.74	.88	1.58
Cash dividends	.240	.238	.480	.476
Book value			22.04	21.30
Market price			31.83	37.77
Selected Ratios
(Based on average balance sheets)
Loans to deposits(1)	81.58%	92.30%	84.32%	92.04%
Non-interest bearing deposits to total deposits	6.19	5.39	6.01	5.42
Equity to loans(1)	14.67	14.12	14.25	14.08
Equity to deposits	11.97	13.03	12.01	12.96
Equity to total assets	9.47	9.73	9.39	9.68
Return on total assets	.84	1.37	.79	1.48
Return on total equity	8.91	14.10	8.38	15.30
(Based on end-of-period data)
Non-interest income to revenue(2)	38.50	41.51	38.32	40.62
Efficiency ratio(3)	62.15	58.96	62.36	59.40
Tier I risk-based capital ratio			11.44	10.65
Total risk-based capital ratio			12.81	11.87
Tangible equity to assets ratio(4)			8.85	8.66
Tier I leverage ratio			9.08	9.03

(1)	Includes loans held for sale.
(2)	Revenue includes net interest income and non-interest income.
(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4)	The tangible equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Results of Operations

Summary

	Three Months Ended			Six Months Ended
	June 30			June 30
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Net interest income	$157,445	$144,779	8.7%	$307,460	$284,886	7.9%
Provision for loan losses	(41,166)	(18,000)	128.7	(84,334)	(38,000)	121.9
Non-interest income	98,562	102,733	(4.1)	190,993	194,893	(2.0)
Investment securities gains (losses), net	(2,753)	1,008	N.M.	(4,925)	24,331	N.M.
Non-interest expense	(160,011)	(147,065)	8.8	(312,897)	(287,246)	8.9
Income taxes	(15,257)	(27,118)	(43.7)	(28,849)	(57,786)	(50.1)
Non-controlling interest (expense) income	148	(358)	N.M.	356	(932)	N.M.

Net income	$36,968	$55,979	(34.0)%	$67,804	$120,146	(43.6)%

For the quarter ended June 30, 2009, net income amounted to $37.0 million, a decrease of $19.0 million, or 34.0%, from the second quarter of the previous year. For the current quarter, the annualized return on average assets was .84%, the annualized return on average equity was 8.91%, and the efficiency ratio was 62.15%. Diluted earnings per share was $.48, a decline of 35.1% from $.74 per share in the second quarter of 2008. Compared to the second quarter of last year, net interest income increased $12.7 million, or 8.7%, resulting from the rate environment and growth in interest earning assets. Non-interest income decreased $4.2 million, or 4.1%, partly because of a $6.9 million gain on the sale of a Kansas banking branch recorded in 2008. The provision for loan losses was $41.2 million in the current quarter, a $23.2 million increase over the second quarter of last year. Non-interest expense grew by $12.9 million, or 8.8%, due to an FDIC special assessment of $8.0 million, coupled with higher salaries and employee benefits expense of $3.0 million.

Net income for the first six months of 2009 was $67.8 million, a $52.3 million, or 43.6%, decrease from the first six months of 2008. For the first six months of 2009, the annualized return on average assets was .79%, the annualized return on average equity was 8.38%, and the efficiency ratio was 62.36%. Diluted earnings per share was $.88, a decrease of 44.3% from $1.58 per share during the first six months of 2008. Compared to the first six months of 2008, net interest income increased $22.6 million, or 7.9%. Investment securities gains declined $29.3 million due to a $22.2 million gain on the redemption of Visa, Inc. (Visa) common stock in the first quarter of 2008. The provision for loan losses totaled $84.3 million for the first six months of 2009, representing growth of $46.3 million over the same period in 2008. Non-interest expense grew $25.7 million, largely due to increases of $16.1 million in FDIC insurance expense and $6.8 million in salaries and benefits expense in 2009, and the reversal of certain Visa litigation charges of $8.8 million in 2008.

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

Analysis of Changes in Net Interest Income

	Three Months Ended			Six Months Ended
	June 30, 2009 vs. 2008			June 30, 2009 vs. 2008
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$(5,779)	$(13,697)	$(19,476)	$(4,378)	$(46,955)	$(51,333)
Loans held for sale	2,001	(3,661)	(1,660)	3,896	(6,041)	(2,145)
Investment securities:
U.S. government and federal agency securities	(414)	(411)	(825)	(2,143)	(598)	(2,741)
State and municipal obligations	4,749	(826)	3,923	8,140	(1,890)	6,250
Mortgage and asset-backed securities	13,867	(2,746)	11,121	19,525	(1,839)	17,686
Other securities	333	749	1,082	467	477	944

Total interest on investment securities	18,535	(3,234)	15,301	25,989	(3,850)	22,139

Federal funds sold and securities purchased under agreements to resell	(2,123)	(105)	(2,228)	(4,778)	(737)	(5,515)
Interest earning deposits with banks	53	—	53	502	—	502

Total interest income	12,687	(20,697)	(8,010)	21,231	(57,583)	(36,352)

Interest expense:
Deposits:
Savings	33	(182)	(149)	66	(420)	(354)
Interest checking and money market	822	(7,048)	(6,226)	1,769	(20,351)	(18,582)
Time open & C.D.’s of less than $100,000	(497)	(5,426)	(5,923)	(3,031)	(13,404)	(16,435)
Time open & C.D.’s of $100,000 and over	3,979	(7,950)	(3,971)	9,387	(19,358)	(9,971)

Total interest on deposits	4,337	(20,606)	(16,269)	8,191	(53,533)	(45,342)

Federal funds purchased and securities sold under agreements to repurchase	(2,062)	(2,971)	(5,033)	(6,854)	(8,701)	(15,555)
Other borrowings	(692)	116	(576)	3,248	(2,816)	432

Total interest expense	1,583	(23,461)	(21,878)	4,585	(65,050)	(60,465)

Net interest income, fully taxable equivalent basis	$11,104	$2,764	$13,868	$16,646	$7,467	$24,113

Net interest income for the second quarter of 2009 was $157.4 million, a $12.7 million, or 8.7%, increase over the second quarter of 2008. The increase in net interest income was primarily the result of lower rates paid on interest bearing deposits and higher average balances of investment securities, partly offset by lower loan yields. The decline in rates on interest earning assets and interest bearing liabilities resulted from actions taken by the Federal Reserve Bank in 2008 to reduce interest rate levels, which caused earning assets and interest bearing liabilities to re-price downward. The Company’s net interest rate margin was 3.91% in the second quarter of 2009, compared to 3.90% in the second quarter of 2008.

Interest income, on a tax equivalent basis (T/E), decreased $8.0 million, or 3.8%, in the second quarter of 2009 compared to the same quarter in 2008. Interest income on loans (T/E) declined $19.5 million, or 12.0%, as the result of a 66 basis point decrease in rates earned on the loan portfolio coupled with a decrease in average loan balances of 1.4%. Average rates earned on business loans in the second quarter of 2009 decreased 99 basis points from the same quarter in 2008, resulting in an $8.1 million decrease in interest income. Average quarterly rates earned on business real estate loans decreased 93 basis points and rates earned on construction and land loans decreased 135 basis points, resulting in declines in interest income of $5.0 million and $2.5 million, respectively. Rates earned on consumer credit card loans during the second quarter of 2009 increased 255 basis points over the second quarter of 2008 as a result of certain promotional rates offered in 2008 expiring and not offered again in 2009. Contributing to the income reduction in the current quarter compared to the same quarter in 2008 was a decrease in the average balances of business and business real estate loans of $397.8 million, or 6.8%, which was reflective of lower customer line of credit usage and continued balance reductions. Also, quarterly average consumer loan balances decreased 10.6% and consumer credit card loans decreased 11.2% as loan pay-downs continued to exceed new loan originations for these products. During the second quarter of 2009, interest income on investment securities (T/E) increased $15.3 million, as average balances increased $1.5 billion, or 42.0%, with most of the growth in mortgage and asset-backed securities. This effect was partially offset by a decrease of 27 basis points in average rates earned on the total portfolio, compared to the second quarter of 2008. Interest income on overnight investments in federal funds sold and securities purchased under agreements to resell decreased $2.2 million, primarily due to a decrease in average balances of $395.7 million coupled with a decline of 160 basis points in rates earned. The average tax equivalent yield on total interest earning assets was 4.91% in the second quarter of 2009 compared to 5.57% in the second quarter of 2008.

Interest expense in the second quarter of 2009 decreased $21.9 million, or 34.5%, compared to the second quarter of 2008, primarily due to a $16.3 million decrease in interest expense incurred on interest bearing deposits, coupled with a $5.0 million decrease in interest expense incurred on federal funds purchased and securities sold under agreements to repurchase. The decrease in expense incurred on interest bearing deposits resulted from a 69 basis point decrease in average rates paid, offset slightly by a $1.5 billion, or 12.5%, increase in average balances. Average rates paid on interest checking and money market accounts decreased 39 basis points, while average balances increased $1.0 billion, or 14.1%, resulting in a net decrease in interest expense of $6.2 million. Additionally, interest expense incurred on certificates of deposit decreased $9.9 million as a result of a 129 basis point decline in average rates paid, partly offset by a $361.3 million increase in average balances. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $5.0 million compared to the second quarter of 2008 as a result of a decrease in average balances of $456.7 million, or 32.2%, coupled with a 132 basis point decrease in average rates paid. The overall average rate incurred on all interest bearing liabilities decreased to 1.12% in the second quarter of 2009 compared to 1.82% in the second quarter of 2008.

Net interest income for the first six months of 2009 was $307.5 million compared to $284.9 million for the same period in 2008, an increase of $22.6 million, or 7.9%. For the first six months of 2009, the net yield on total interest earning assets on a tax equivalent basis was 3.87%, unchanged from the net yield in the first six months of 2008. The increase in net interest income for the first six months in 2009 compared to the same period in 2008 reflected trends similar to the quarterly discussion above. Lower rates paid on interest bearing liabilities, coupled with growth in average balances of investment securities, contributed to higher net interest income, which was partially offset by lower average rates earned on loans.

For the first six months of 2009, total interest income (T/E) decreased $36.4 million, or 8.3%, mainly due to lower interest earned on loans, partially offset by higher interest earned on investment securities. The average rate earned on the loan portfolio for the first six months of 2009 decreased 96 basis points, lowering interest income by $47.0 million compared to 2008. Additional declines resulted from lower average loan balances and lower rates earned on investment securities. These effects were partly offset by a $1.0 billion, or 29.2%, increase in average balances of investment securities, resulting in an increase in interest income (T/E) of $26.0 million compared to the first six months of 2008. Beginning October 1, 2008, amounts held with the Federal Reserve Bank began earning interest, which contributed $502 thousand to interest income in the first six months of 2009, most of which was earned in the first quarter of 2009.

Total interest expense decreased $60.5 million, or 41.5%, in the first six months of 2009 compared to the same period in the prior year. Interest expense on deposits decreased $45.3 million compared to the first six months of 2008, mainly due to a 90 basis point decrease in average rates paid, slightly offset by an increase of $1.2 billion, or 10.7%, in average interest bearing deposits. Additionally, interest expense incurred on federal funds purchased and securities sold under agreements to repurchase decreased $15.6 million during the first six months of 2009 compared to the same period in 2008 as a result of a $545.2 million decline in average balances and a 190 basis point decrease in average rates paid. For the first six months of 2009, the overall tax equivalent yield on earning assets declined 88 basis points to 4.92%, while the overall cost of interest bearing liabilities also decreased 95 basis points to 1.16%.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months			Six Months
	Ended June 30			Ended June 30
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Deposit account charges and other fees	$26,935	$28,260	(4.7)%	$52,527	$55,335	(5.1)%
Bank card transaction fees	30,105	29,394	2.4	57,273	55,702	2.8
Trust fees	19,355	20,286	(4.6)	38,228	40,399	(5.4)
Bond trading income	6,151	3,183	93.2	11,547	7,347	57.2
Consumer brokerage services	3,213	3,411	(5.8)	6,521	6,820	(4.4)
Loan fees and sales	3,733	1,150	224.6	6,694	3,290	103.5
Other	9,070	17,049	(46.8)	18,203	26,000	(30.0)

Total non-interest income	$98,562	$102,733	(4.1)%	$190,993	$194,893	(2.0)%

Non-interest income as a % of total revenue*	38.5%	41.5%		38.3%	40.6%

*	Total revenue includes net interest income and non-interest income.

For the second quarter of 2009, total non-interest income amounted to $98.6 million, a decrease of $4.2 million, or 4.1%, compared with $102.7 million in the same quarter last year. This decrease was largely due to a gain of $6.9 million recorded in the second quarter of 2008 on the sale of a banking branch in Kansas, mentioned previously. In addition, declines were recorded in deposit account and trust fees, while bank card fees, bond trading income, and loan fees and sales increased over the prior period. Deposit account fees for the quarter declined $1.3 million, or 4.7%, from the second quarter of last year as a result of a 7.2% decline in overdraft fee income. Bank card fees increased $711 thousand, or 2.4%, over the same period last year, primarily due to continued growth in transaction fees earned on corporate cards and debit cards, which grew by 18.4% and 1.6%, respectively, but continued to be negatively impacted by lower retail sales affecting both merchant and credit card fees. Trust fees for the quarter decreased $931 thousand, or 4.6%, from the same quarter last year and reflected the impact that lower markets have had on trust asset values. Bond trading income for the current quarter totaled $6.2 million, an increase of $3.0 million, or 93.2%, due to higher sales of fixed income securities to correspondent banks and corporate customers. Consumer brokerage services revenue decreased by $198 thousand, or 5.8%, mainly due to lower sales and commissions on variable annuity products. Loan fees and sales revenue increased $2.6 million as a result of the sale of $154.2 million in student loans during the current quarter, which resulted in a pre-tax gain of $2.1 million. Other non-interest income for the current quarter decreased $8.0 million, or 46.8%, from the same quarter last year. Most of this decrease was due to the $6.9 million gain on the 2008 branch sale mentioned previously. Smaller declines also occurred in cash sweep commissions, equipment rental income and tax credit sales income.

Non-interest income for the six months ended June 30, 2009 was $191.0 million compared to $194.9 million in the first six months of 2008, resulting in a $3.9 million, or 2.0%, decrease. Deposit account fees declined $2.8 million, or 5.1%, as a result of lower overdraft fee revenue, which fell $3.3 million, or 9.4%. Bank card fees rose $1.6 million, or 2.8% overall, due to increases of 19.0% and 2.3%, respectively, in corporate and debit card transaction fees. Trust fees decreased $2.2 million, or 5.4%, mainly in institutional and corporate fees. Bond trading income rose $4.2 million due to increased sales activity, while consumer brokerage income declined $299 thousand, mainly as a result of lower mutual fund fees and variable annuity commissions. Loan fees and sales increased by $3.4 million, as gains on student loans sales increased $2.1 million and mortgage banking revenue grew $1.2 million, due to refinancing activity. The decrease in other non-interest income of $7.8 million in the first six months of 2009 compared to 2008 was mainly due to the gain on the branch sale in 2008, as mentioned earlier. Other declines were reported in cash sweep commissions, tax credit sales income and equipment rental income. Additionally, an impairment charge of $1.1 million was recorded in the first quarter of 2008 on an office building held for sale, which formerly housed the Company’s check processing operations.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities recognized in earnings during the three and six month periods ended June 30, 2009 and 2008 are shown in the table below. Net securities losses were $2.8 million and $4.9 million in the three and six month periods ended June 30, 2009, respectively. Included in these losses were credit-related impairment losses of $794 thousand and $1.3 million for the three and six month periods, respectively, on certain non-agency mortgage-backed securities identified as other than temporarily impaired. The total noncredit-related loss on these securities, which was recorded in other comprehensive income, was $30.6 million. The combined par value of these securities was $102.3 million at June 30, 2009. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent and its majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated income statement and resulted in income of $609 thousand during the first six months of 2009 and expense of $710 thousand during the same period last year. Most of the net gain in the first six months of 2008 resulted from the redemption of Visa common stock, amounting to $22.2 million.

			Six Months
	Three Months Ended June 30		Ended June 30
(In thousands)	2009	2008	2009	2008

Available for sale:
Preferred equity securities	$—	$(143)	$—	$(3,504)
Other bonds	(738)	—	(1,283)	1,139
Non-marketable:
Private equity investments	(2,015)	1,151	(3,642)	4,500
Visa Class B stock	—	—	—	22,196

Total investment securities gains (losses), net	$(2,753)	$1,008	$(4,925)	$24,331

Non-Interest Expense

	Three Months			Six Months
	Ended June 30			Ended June 30
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Salaries and employee benefits	$86,279	$83,247	3.6%	$173,032	$166,257	4.1%
Net occupancy	11,088	10,805	2.6	22,900	22,874	.1
Equipment	6,255	6,244	.2	12,577	12,151	3.5
Supplies and communication	8,249	8,545	(3.5)	16,933	17,269	(1.9)
Data processing and software	15,007	14,159	6.0	29,354	27,722	5.9
Marketing	4,906	5,447	(9.9)	9,253	10,734	(13.8)
Deposit insurance	12,969	522	N.M.	17,075	1,025	N.M.
Indemnification obligation	—	—	—	—	(8,808)	N.M.
Other	15,258	18,096	(15.7)	31,773	38,022	(16.4)

Total non-interest expense	$160,011	$147,065	8.8%	$312,897	$287,246	8.9%

Non-interest expense for the second quarter of 2009 amounted to $160.0 million, an increase of $12.9 million, or 8.8%, compared with $147.1 million recorded in the second quarter of last year. Included in non-interest expense in the current quarter were costs for a special FDIC deposit insurance premium, assessed on the banking industry, amounting to $8.0 million. Exclusive of this item, non-interest expense would have increased 3.3% over the same quarter last year. Compared with the second quarter of last year, salaries and benefits expense increased $3.0 million, or 3.6%, resulting mainly from increased staffing, related to several growth initiatives in previous years, and higher pension costs. Occupancy costs increased $283 thousand, or 2.6%, over the same quarter last year, primarily due to higher depreciation expense and lower net rent income, partly offset by lower outside services expense. Equipment expense was flat compared to the same quarter in the previous year, while marketing costs decreased $541 thousand, or 9.9%. Supplies and communication expense declined $296 thousand, or 3.5%, mainly due to lower costs for supplies and courier services. Data processing and software costs increased $848 thousand, or 6.0%, mainly as a result of higher costs for several new software and servicing systems put in place this year. FDIC insurance expense increased $12.4 million over the same quarter last year as a result of higher insurance rates and the special assessment mentioned earlier. Other non-interest expense decreased $2.8 million, or 15.7%, from the same quarter last year primarily as a result of declines in travel, recruiting, professional fees and leased equipment depreciation.

For the first six months of 2009, non-interest expense increased $25.7 million, or 8.9%, compared to the same period in the previous year. Salaries and benefits expense grew $6.8 million, or 4.1%, due to higher salary and pension costs, partly offset by lower incentive payments. Full-time equivalent employees totaled 5,181 at both June 30, 2009 and 2008. Occupancy expense increased slightly, while equipment expense increased $426 thousand, or 3.5%, mainly due to higher data processing equipment depreciation expense. Supplies and communication expense decreased $336 thousand, or 1.9%, as a result of lower courier service and supplies expense, partly offset by higher data network expense. Data processing and software costs grew $1.6 million, or 5.9%, due to several new software and servicing systems. Marketing expense decreased $1.5 million, or 13.8%, while deposit insurance increased $16.1 million due to reasons mentioned above. In the first quarter of 2008, the Company reduced its indemnification obligation relating to Visa litigation costs by $8.8 million, which did not reoccur in the current period. Other non-interest expense decreased $6.2 million, or 16.4%, partly due to an impairment charge of $2.5 million related to foreclosed land which was recorded in the first quarter of 2008. Other decreases also occurred in the same expense categories as mentioned in the quarterly discussion.

Costs for FDIC deposit insurance have risen substantially in the first six months of 2009. The Company expects this trend to continue as the banking industry is assessed higher costs to replenish the FDIC insurance fund as the result of recent high levels of bank failures across the country. The Company expects to incur total annual expense of more than $30 million during 2009 as a result of normal deposit premiums and special assessments. Also, the Visa-related indemnification obligation, which is an estimate of the Company’s share of certain litigation expenses incurred by Visa, is expected to be reduced in the third quarter of 2009. In July 2009, Visa contributed $700 million to the escrow account established to provide payment of these expenses. The Company’s proportionate share of the escrow funding, and the expected reduction in its obligation, is approximately $2.5 million.

Provision and Allowance for Loan Losses

				Six Months Ended
	Three Months Ended			June 30
	June 30	March 31	June 30
(In thousands)	2009	2009	2008	2009	2008

Provision for loan losses	$41,166	$43,168	$18,000	$84,334	$38,000

Net loan charge-offs (recoveries):
Business	2,378	3,842	1,049	6,220	540
Real estate-construction and land	10,373	9,226	203	19,599	977
Real estate-business	1,033	776	39	1,809	941
Consumer credit card	13,214	10,763	7,935	23,977	14,528
Consumer	8,476	9,333	4,530	17,809	8,486
Home equity	96	300	136	396	130
Student	2	—	—	2	—
Real estate-personal	215	545	73	760	174
Overdrafts	246	134	526	380	612

Total net loan charge-offs	$36,033	$34,919	$14,491	$70,952	$26,388

				Six Months Ended
	Three Months Ended			June 30
	June 30	March 31	June 30
	2009	2009	2008	2009	2008

Annualized net loan charge-offs*:
Business	.29%	.47%	.12%	.38%	.03%
Real estate-construction and land	5.54	4.58	.12	5.04	.28
Real estate-business	.19	.15	.01	.17	.08
Consumer credit card	7.60	5.94	4.06	6.75	3.78
Consumer	2.27	2.40	1.09	2.33	1.03
Home equity	.08	.24	.12	.16	.06
Real estate-personal	.05	.14	.02	.10	.02
Overdrafts	11.47	6.48	19.84	9.02	9.93

Total annualized net loan charge-offs	1.33%	1.28%	.53%	1.30%	.49%

*	as a percentage of average loans (excluding loans held for sale)

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

Loans subject to individual evaluation are defined by the Company as impaired, and generally consist of business, construction, business real estate and personal real estate loans on non-accrual status. These loans are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations.

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

Net loan charge-offs for the second quarter of 2009 amounted to $36.0 million, compared with $34.9 million in the prior quarter and $14.5 million in the second quarter of last year. The increase in net charge-offs in the second quarter of 2009 compared to the previous quarter was mainly due to increased losses of $2.5 million in consumer credit card loans and $1.1 million in construction and land real estate loans, partially offset by lower losses in the business, consumer, home equity and personal real estate portfolios. Net loan charge-offs on construction and land loans totaled $10.4 million during the second quarter of 2009 and included a $5.0 million charge-off of one construction loan on a retirement housing project. Consumer credit card net charge-offs totaled $13.2 million during the second quarter 2009 compared to $10.8 million in the previous quarter and $7.9 million in the second quarter of 2008. Consumer loan net charge-offs totaled $8.5 million in the current quarter compared to $9.3 million in the previous quarter and $4.5 million in the second quarter of 2008. Included in the consumer net charge-offs were marine and RV loan losses of $5.7 million in the second quarter of 2009, $6.4 million in the first quarter 2009 and $3.0 million in the second quarter of 2008. Combined net loan charge-offs for business, business real estate and construction loans totaled $13.8 million in both the first and second quarters of 2009.

The ratio of annualized total net loan charge-offs to total average loans was 1.33%, compared to 1.28% in the previous quarter and .53% in the second quarter of last year. For the second quarter of 2009, annualized net charge-offs on average construction and land loans were 5.54% compared with 4.58% in the previous quarter and .12% in the same period last year. Additionally, annualized net charge-offs on average consumer credit card loans were 7.60%, compared with 5.94% in the previous quarter and 4.06% in the same period last year. Consumer loan annualized net charge-offs for the quarter amounted to 2.27% of average consumer loans, compared to 2.40% in the previous quarter and 1.09% in the same quarter last year.

The provision for loan losses for the second quarter of 2009 totaled $41.2 million, which was a $2.0 million decrease compared to the previous quarter and a $23.2 million increase compared to the second quarter of 2008. The amount of the provision in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. The provision in the current quarter was influenced by higher incurred losses within the loan portfolio and an increase in classified loans (mainly non-accrual loans) stemming from increasing risk in the broader economy, but partly offset by lower overall loan balances.

Net charge-offs during the first six months of 2009 were $71.0 million compared to $26.4 million in the same period of 2008. The increase occurred because of higher losses in most loan categories. The provision for loan losses was $84.3 million in the first six months of 2009 compared to $38.0 million in the same period in 2008. The provision for loan losses in the first six months exceeded net loan charge-offs in the same period by $13.4 million, which resulted in a corresponding increase in the allowance for loan losses.

The allowance for loan losses at June 30, 2009 amounted to $186.0 million, or 1.74% of total loans (excluding loans held for sale) compared to $172.6 million, or 1.53%, at December 31, 2008 and $145.2 million, or 1.31%, at June 30, 2008. The increase in the allowance compared to previous periods resulted primarily from provisions exceeding net charge-offs. Higher levels of consumer credit card losses, coupled with growth in the watch list were the main reasons for the increase in the balance of the allowance for loan losses. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2009.

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

	June 30	December 31
(Dollars in thousands)	2009	2008

Non-accrual loans:
Business	$18,369	$4,007
Real estate – construction and land	75,579	48,871
Real estate – business	20,948	13,137
Real estate – personal	7,634	6,794
Consumer	118	87

Total non-accrual loans	122,648	72,896

Foreclosed real estate	9,039	6,181

Total non-performing assets	$131,687	$79,077

Non-performing assets as a percentage of total loans	1.23%	.70%
Non-performing assets as a percentage of total assets	.74%	.45%

Loans past due 90 days and still accruing interest:
Business	$1,534	$1,459
Real estate – construction and land	138	466
Real estate – business	—	1,472
Real estate – personal	4,964	4,717
Consumer	1,422	3,478
Home equity	535	440
Student	16,652	14,018
Consumer credit card	14,723	13,914

Total loans past due 90 days and still accruing interest	$39,968	$39,964

Non-accrual loans, which are also considered impaired, totaled $122.6 million at June 30, 2009, and increased $49.8 million over amounts recorded at December 31, 2008. The increase over December 31, 2008 occurred mainly in construction and land real estate non-accrual loans, which increased $26.7 million, and in business non-accrual loans, which increased $14.4 million. At June 30, 2009, non-accrual loans were comprised mainly of construction and land real estate loans (61.6%), business real estate loans (17.1%) and business loans (15.0%). At June 30, 2009, foreclosed real estate totaled $9.0 million, an increase of $2.9 million over the balance at December 31, 2008. The increase was mainly due to the acquisition of one property with a carrying value of $2.4 million during the first quarter of 2009.

Loans whose terms have been modified in a troubled debt restructuring are generally placed on non-accrual status until a six-month payment history is sustained. Non-accrual loan balances at June 30, 2009 included $282 thousand of such loans.

Total loans past due 90 days or more and still accruing interest amounted to $40.0 million as of June 30, 2009, which included $16.0 million in guaranteed student loans that the Company intends to hold to maturity. The balance of loans 90 days past due or more increased slightly at June 30, 2009 compared to the balance at December 31, 2008, due to increases in student and consumer credit card loan delinquencies, partly offset by declines in business real estate and consumer loan delinquencies.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $313.7 million at June 30, 2009 compared with $338.7 million at December 31, 2008, resulting in a decrease of $25.1 million. Most of the decrease occurred in business loans (including lease and floorplan loans) and construction and land loans, partly offset by an increase in business real estate loans.

	June 30	December 31
(In thousands)	2009	2008

Potential problem loans:
Business	$84,870	$125,618
Real estate – construction and land	120,409	135,324
Real estate – business	69,199	41,821
Real estate – personal	21,273	18,641
Consumer	1,696	2,208
Home equity	536	440
Consumer credit card	15,684	14,666

Total potential problem loans	$313,667	$338,718

Income Taxes

Income tax expense was $15.3 million in the second quarter of 2009, compared to $13.6 million in the first quarter of 2009 and $27.1 million in the second quarter of 2008. The Company’s effective income tax rate, including the effect of non-controlling interest, was 29.2% in the second quarter of 2009, compared with 30.6% in the first quarter of 2009 and 32.6% in the second quarter of 2008. Additionally, income tax expense was $28.8 million in the first six months of 2009 compared to $57.8 million in the previous year, resulting in effective income tax rates, including the effect of non-controlling interest, of 29.8% and 32.5%, respectively. Effective tax rates were lower in 2009 compared to 2008 mainly due to changes in the mix of taxable and non-taxable income on lower pre-tax income.

Financial Condition

Balance Sheet

Total assets of the Company were $17.7 billion at June 30, 2009 compared to $17.5 billion at December 31, 2008. Earning assets (excluding fair value adjustments on investment securities) amounted to $16.4 billion at June 30, 2009, consisting of 67.5% in loans and 32.2% in investment securities, compared to $16.2 billion at December 31, 2008.

At June 30, 2009, total loans, excluding loans held for sale, decreased $583.6 million, or 5.2%, compared with balances at December 31, 2008. The decrease occurred primarily in business, construction and consumer loans. Business loans declined $217.9 million as customers have reacted to the difficult economy by reducing line of credit usage or overall debt levels. Construction loans declined $105.3 million as a result of a decline in both commercial and residential construction lending. Consumer loans declined $153.1 million as principal loan pay-downs exceeded new loan originations for these products. Also, the Company has ceased most marine and recreational vehicle lending. Personal real estate loan totals declined $47.5 million due to lower origination activity, while consumer credit card loan balances declined $71.8 million due to reduced marketing efforts for new card balances, coupled with reductions in debt loads by consumers in reaction to the current economic situation. Home equity and student loans reflected smaller balance declines, while business real estate loan balances increased $19.0 million due to new loan business activity.

Available for sale investment securities, excluding fair value adjustments, increased $1.4 billion at June 30, 2009 compared to December 31, 2008. This increase mainly resulted from investing the proceeds of both deposit growth and reductions in loans during the first six months of 2009 in fixed income securities. For the first six months of 2009, total purchases of available for sale securities were $2.0 billion, and included purchases of $828.4 million of agency mortgage-backed securities, $742.5 million of other asset-backed securities and $228.7 million of state and municipal securities.

Federal funds sold and securities purchased under agreements to resell decreased $129.3 million, or 76.3%, from December 31, 2008. The six month average balance of federal funds sold and securities purchased under agreements to resell decreased $388.7 million, or 85.2%, from the first six months of 2008. Approximately 80.1% of this reduction was due to a decrease in securities purchased under agreements to resell.

Interest earning deposits with banks, representing balances with the Federal Reserve Bank, totaled $8.3 million at June 30, 2009, representing a decline of $629.8 million, or 98.7%, from amounts recorded at December 31, 2008. The decline in balances was part of the Company’s plan to reinvest such balances in its investment securities portfolio to improve earning asset yields.

Deposits at June 30, 2009 totaled $13.7 billion, an $811.6 million, or 6.3%, increase compared to $12.9 billion at December 31, 2008. This increase was due to higher non-interest bearing demand deposits, which increased $142.4 million, or 10.4%, and growth in interest bearing demand deposits (savings, interest checking and money market accounts), which increased $671.3 million, or 8.8%. Also, certificates of deposit decreased slightly from balances at the previous year end.

At June 30, 2009, the Company’s total borrowings decreased $753.1 million, or 27.1%, from December 31, 2008. The decrease was mainly the result of a decline of $200.6 million in advances from the FHLB, coupled with a decline of $700.0 million in borrowings under the Federal Reserve’s Term Auction Facility (TAF) which was not renewed when it expired in the first quarter of 2009.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell, and balances at the Federal Reserve Bank, as follows:

	June 30	March 31	December 31
(In thousands)	2009	2009	2008

Liquid assets:
Federal funds sold	$30,155	$33,050	$59,475
Securities purchased under agreements to resell	10,000	10,000	110,000
Available for sale investment securities	5,156,343	4,550,908	3,630,753
Balances at the Federal Reserve Bank	8,318	592,162	638,158

Total	$5,204,816	$5,186,120	$4,438,386

Federal funds sold and securities purchased under agreements to resell totaled $40.2 million at June 30, 2009. These investments normally have overnight maturities and are used for general daily liquidity purposes. Balances at the Federal Reserve Bank totaled $8.3 million at June 30, 2009, down substantially from previous quarters. The Federal Reserve Bank began paying interest on these balances in the fourth quarter of 2008, but interest rates were generally in the range of 0 — 25 basis points during 2009. The decline in balances occurred as the Company reinvested amounts at the Federal Reserve Bank in higher earning investment securities. The fair value of the available for sale investment portfolio was $5.2 billion at June 30, 2009, and included an unrealized net gain of $18.6 million. The overall net gain includes a $36.7 million unrealized gain on common stock held by the Parent and additional gains in state and municipal and corporate debt securities held by the bank subsidiary, partly offset by a $45.5 million unrealized loss on mortgage and asset-backed securities. The portfolio includes maturities of approximately $922 million over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At June 30, 2009, total investment securities pledged for these purposes were as follows:

June 30
(In thousands)	2009

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$311,596
FHLB borrowings and letters of credit	373,341
Securities sold under agreements to repurchase	1,292,263
Other deposits	691,698

Total pledged, at fair value	$2,668,898

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2009, such deposits totaled $9.8 billion and represented 71.5% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.8 billion at June 30, 2009. These accounts are normally considered more volatile and higher costing, and comprised 12.9% of total deposits at June 30, 2009.

	June 30	March 31	December 31
(In thousands)	2009	2009	2008

Core deposit base:
Non-interest bearing demand	$1,517,398	$1,507,168	$1,375,000
Interest checking	591,257	522,303	700,714
Savings and money market	7,690,395	7,606,162	6,909,592

Total	$9,799,050	$9,635,633	$8,985,306

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Reserve Bank and FHLB, as follows:

	June 30	March 31	December 31
(In thousands)	2009	2009	2008

Borrowings:
Federal funds purchased	$296,755	$159,360	$24,900
Securities sold under agreements to repurchase	877,366	842,192	1,001,637
FHLB advances	825,085	825,233	1,025,721
Subordinated debentures	14,310	14,310	14,310
Term auction facility	—	—	700,000
Other long-term debt	7,713	7,732	7,750

Total	$2,021,229	$1,848,827	$2,774,318

Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.2 billion at June 30, 2009. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $377.4 million at June 30, 2009, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through its TAF or the discount window, although no such borrowings were outstanding at the current quarter end. The Company also borrows on a secured basis through advances from the FHLB, which totaled $825.1 million at June 30, 2009. Most of these advances have fixed interest rates and mature during 2009 through 2017. In addition, the Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Other outstanding long-term borrowings relate mainly to the Company’s leasing activities and private equity investments.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from either the discount window or the TAF. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2009:

	June 30, 2009
		Federal
(In thousands)	FHLB	Reserve

Collateral value pledged	$2,452,036	$1,047,366
Advances outstanding	(825,085)	—
Letters of credit issued	(936,723)	—

Available for future advances	$690,228	$1,047,366

In addition to those mentioned above, several other sources of liquidity are available. The Company has strong long-term deposit ratings from Moody’s and Standard & Poor’s of Aa2 and A+, respectively. Additionally, its sound commercial paper rating of A-1 from Standard & Poor’s and short-term rating of P-1 from Moody’s would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. Neither the Parent nor its banking subsidiary has any subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Financing may also include the issuance of common or preferred stock. As mentioned in Note 8 on Common Stock and as discussed further below, the Company recently concluded an equity distribution program pursuant to which the Company sold shares of its common stock having aggregate gross sales proceeds of $100.0 million.

Cash and cash equivalents (defined as “Cash and due from banks”, “Federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying balance sheets) was $424.5 million at June 30, 2009 compared to $1.3 billion at December 31, 2008. The $874.8 million decline includes changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for June 30, 2009. Operating activities include net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first six months of 2009, operating activities provided cash of $44.2 million. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $956.4 million. Most of the cash outflow was due to $2.0 billion in purchases of investment securities, partly offset by $594.7 million in proceeds from securities sales, maturities and pay downs and a $512.6 million decline in the loan portfolio. Financing activities provided cash of $37.4 million, resulting from increases of $790.7 million in deposit accounts and $147.6 million in federal funds purchased and securities sold under agreements to repurchase. These cash inflows were partly offset by decreases of $700.0 million in TAF borrowings and $200.6 million in FHLB advances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for
	June 30	December 31	Well-Capitalized
(Dollars in thousands)	2009	2008	Banks

Risk-adjusted assets	$13,837,893	$13,834,161
Tier I risk-based capital	1,583,605	1,510,959
Total risk-based capital	1,773,271	1,702,916
Tier I risk-based capital ratio	11.44%	10.92%	6.00%
Total risk-based capital ratio	12.81%	12.31%	10.00%
Tier I leverage ratio	9.08%	9.06%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. In 2008, the Company elected to cease market purchases of treasury stock and preserve its cash and capital position. Accordingly, during the quarter ended June 30, 2009 the Company purchased only 920 shares of treasury stock, in conjunction with its equity compensation plan, at an average cost of $36.97 per share. At June 30, 2009, 2,865,627 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.240 in the first quarter of 2009, an increase of .8% compared to the fourth quarter of 2008, and maintained the same dividend payout in the second quarter of 2009.

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

Sales of these shares were made by means of brokers’ transactions on or through the Nasdaq Global Select Market, trading facilities of national securities associations or alternative trading systems, block transactions and such other transactions as agreed upon by the Company and the sales agent, at market prices prevailing at the time of the sale or at prices related to the prevailing market prices. The Company and the sales agent determined jointly, as often as daily, how many shares to sell under this offering. On July 31, 2009, the Company terminated the offering.

During the second quarter of 2009, 1,046,252 shares were issued under this offering. Gross proceeds from these sales were $36.3 million, with an average sale price of $34.66 per share. Commissions paid to the sales agent for the sale of these shares were $544 thousand. After payment of commissions but before expenses relating to the offering net proceeds during the second quarter of 2009 totaled $35.7 million, with average net sale proceeds of $34.14 per share.

Additional shares of 1,845,621 were sold during the period July 1 — July 28, 2009, bringing total shares sold under the offering to 2,894,773. Total gross proceeds for the entire offering were $100.0 million, with an average sale price of $34.55 per share, and total commissions paid to the sales agent for the sale of these shares were $1.5 million. After payment of commissions but before expenses relating to the offering, net proceeds for the entire offering totaled $98.5 million, with average net sale proceeds of $34.03 per share.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2009 totaled $7.2 billion (including approximately $3.2 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $351.3 million and $25.2 million, respectively, at June 30, 2009. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.0 million at June 30, 2009. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During the first six months of 2009, purchases and sales of tax credits amounted to $10.8 million and $10.6 million, respectively, and at June 30, 2009, outstanding purchase commitments totaled $105.3 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets, amounting to $1.5 million at June 30, 2009. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $2.9 million at June 30, 2009.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2009 and 2008. In the first quarter of 2009, selected business units were realigned between reporting segments so that brokerage services and Private Banking accounts were moved from Consumer to Money Management, while portions of indirect lending were moved from Commercial to the Consumer segment. The information presented below for 2008 has been revised to incorporate these changes in order to provide comparable data.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Six Months Ended June 30, 2009:
Net interest income	$174,745	$120,472	$20,648	$315,865	$(8,405)	$307,460
Provision for loan losses	(42,420)	(28,262)	(275)	(70,957)	(13,377)	(84,334)
Non-interest income	76,150	53,713	58,877	188,740	2,253	190,993
Investment securities losses, net	—	—	—	—	(4,925)	(4,925)
Non-interest expense	(152,956)	(96,547)	(53,881)	(303,384)	(9,513)	(312,897)

Income before income taxes	$55,519	$49,376	$25,369	$130,264	$(33,967)	$96,297

Six Months Ended June 30, 2008:
Net interest income	$160,432	$99,475	$18,117	$278,024	$6,862	$284,886
Provision for loan losses	(24,289)	(2,343)	(15)	(26,647)	(11,353)	(38,000)
Non-interest income	76,327	53,479	57,843	187,649	7,244	194,893
Investment securities gains, net	—	—	—	—	24,331	24,331
Non-interest expense	(141,771)	(89,987)	(48,930)	(280,688)	(6,558)	(287,246)

Income before income taxes	$70,699	$60,624	$27,015	$158,338	$20,526	$178,864

Decrease in income before income taxes:

Amount	$(15,180)	$(11,248)	$(1,646)	$(28,074)	$(54,493)	$(82,567)

Percent	(21.5)%	(18.6)%	(6.1)%	(17.7)%	N.M.	(46.2)%

Consumer

For the six months ended June 30, 2009, income before income taxes for the Consumer segment decreased $15.2 million, or 21.5%, from the first six months of 2008. This decrease was mainly due to an increase of $18.1 million in the provision for loan losses and an increase of $11.2 million in non-interest expense, but was partly offset by higher net interest income of $14.3 million. The increase in net interest income resulted mainly from a $34.1 million decrease in deposit interest expense, partly offset by a decline of $13.8 million in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios and a $3.8 million decrease in loan interest income. The increase in the provision for loan losses resulted from higher net loan charge-offs, occurring mainly in marine and recreational vehicle, consumer credit card, and other consumer loans. A slight decrease in non-interest income resulted mainly from declines in overdraft charges and bank card fees, coupled with higher losses on the disposal of assets acquired through foreclosure. These declines were partly offset by an increase in mortgage banking revenue, due to refinancing activity, and higher gains on the sales of student loans. Non-interest expense grew $11.2 million, or 7.9%, over the previous year due to higher FDIC insurance expense, online banking costs and data processing costs, partly offset by lower marketing expense and bank card servicing expense.

Commercial

For the six months ended June 30, 2009, income before taxes for the Commercial segment decreased $11.2 million, or 18.6%, compared to the same period in the previous year. The decrease was mainly due to a higher provision for loan losses and an increase in non-interest expense, but was partly offset by higher net interest income. Net interest income increased $21.0 million, or 21.1%, due to lower net allocated funding costs of $63.3 million and a decrease in deposit interest expense of $3.8 million, which were partly offset by a $46.1 million decline in loan interest income. The increase in the provision for loan losses resulted from an $18.6 million increase in construction and land loan net charge-offs and a $3.2 million increase in business loan net charge-offs. Non-interest income increased by $234 thousand over the previous year and included higher cash management fees and bank card fees (mainly corporate card), partly offset by lower gains on renewals and sales of equipment leases and lower tax credit sales income. Non-interest expense increased $6.6 million, or 7.3%, over the previous year, mainly due to higher salaries and benefits expense, corporate management fees, FDIC insurance expense, and allocated cash management charges. These increases were partly offset by a $2.5 million impairment charge on foreclosed land which was recorded in 2008, and did not reoccur in 2009.

Money Management

Money Management segment pre-tax profitability for the six months ended June 30, 2009 decreased $1.6 million, or 6.1%, from the same period in the previous year. Net interest income increased $2.5 million, or 14.0%, and was impacted by a $6.4 million decline in deposit interest expense and a $5.4 million decline in overnight borrowings expense, offset by a $7.5 million decrease in assigned net funding credits. Non-interest income increased $1.0 million, or 1.8%, over the prior year due to higher bond trading income, partly offset by lower trust fee income and cash sweep commissions. Non-interest expense increased $5.0 million, or 10.1%, mainly due to higher FDIC insurance expense, allocated processing costs and salaries and benefits expense.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the excess of the total provision over charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was lower than in the previous period by $54.5 million. This decline was partly due to certain unallocated amounts recorded in the first six months of 2008, including securities gains of $22.2 million and an $8.8 million reduction in a Visa litigation obligation, both related to the bank subsidiary’s membership in Visa. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, declined $15.3 million.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. The Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. The Statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired. For business combinations achieved in stages (step acquisitions), the assets and liabilities must be recognized at the full amounts of their fair values, while under former guidance the entity was acquired in a series of purchases, with costs and fair values being identified and measured at each step. The Statement applies to business combinations occurring after January 1, 2009.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Statement establishes a single method of accounting for changes in a parent’s ownership interest if the parent retains its controlling interest, deeming these to be equity transactions. Such changes include the parent’s purchases and sales of ownership interests in its subsidiary and the subsidiary’s acquisition and issuance of its ownership interests. The Statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. It changes the way the consolidated income statement is presented, requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure of these amounts on the face of the consolidated statement of income. The Statement was effective on January 1, 2009, and its adoption did not have a significant effect on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The FSP provides additional guidance on reliance on transaction prices or quoted prices when estimating fair value in accordance with SFAS No. 157, when market volume and activity have significantly decreased. The FSP reaffirms the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. However, it requires additional analysis of transaction prices or quoted prices, and the consideration of adjustments to these inputs, depending on market conditions and the orderliness of the transactions. The Company adopted the FSP in March 2009, and its application did not result in a change in valuation techniques and related inputs.

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

The FASB issued SFAS No. 165, “Subsequent Events”, in May 2009, which provides guidance for accounting and disclosures of events that occur after the balance sheet but before financial statements are issued or are available to be issued. The Statement sets the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which they should be recognized. The requirements were effective with the June 30, 2009 financial statements, and their application did not have a signification effect on the Company’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”, was issued in June 2009 with the objective of providing greater transparency about transfers of financial assets and a transferor’s continuing involvement. The Statement limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire original financial asset, or when the transferor has continuing involvement with the transferred asset. It establishes conditions for reporting a transfer of a portion of a financial asset as a sale. Also, it eliminates the exception for qualifying special purpose entities from consolidation guidance, and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The Statement must be applied to transactions occurring on or after January 1, 2010. The Company does not expect its adoption to have a significant effect on its financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, was issued in June 2009 with the objective of improving financial reporting by enterprises involved with variable interest entities. The Statement requires an enterprise to perform an analysis to determine whether its variable interest gives it a controlling financial interest in a variable interest entity, specifies the characteristics of a primary beneficiary, and requires ongoing reassessments of whether an enterprise is a primary beneficiary. The Statement is effective on January 1, 2010, and the Company does not expect its adoption to have a significant effect on its financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Three Months Ended June 30, 2009 and 2008

	Second Quarter 2009			Second Quarter 2008
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,259,712	$30,984	3.81%	$3,549,811	$42,358	4.80%
Real estate – construction and land	750,983	6,558	3.50	699,502	8,432	4.85
Real estate – business	2,174,443	27,375	5.05	2,282,139	33,950	5.98
Real estate – personal	1,596,413	22,101	5.55	1,510,346	21,921	5.84
Consumer	1,497,806	25,672	6.87	1,675,389	29,697	7.13
Home equity	498,083	5,374	4.33	466,240	5,714	4.93
Student	347,239	2,261	2.61	—	—	—
Consumer credit card	697,542	22,086	12.70	785,451	19,815	10.15
Overdrafts	8,603	—	—	10,662	—	—

Total loans	10,830,824	142,411	5.27	10,979,540	161,887	5.93

Loans held for sale	513,789	1,963	1.53	331,366	3,623	4.40
Investment securities:
U.S. government and federal agency	158,664	1,199	3.03	199,282	2,024	4.08
State and municipal obligations(A)	906,402	11,788	5.22	565,715	7,865	5.59
Mortgage and asset-backed securities	3,649,150	42,407	4.66	2,522,140	31,286	4.99
Other marketable securities(A)	193,280	2,604	5.40	127,039	889	2.81
Trading securities(A)	19,273	150	3.12	22,312	199	3.59
Non-marketable securities(A)	138,405	1,259	3.65	129,495	1,843	5.72

Total investment securities	5,065,174	59,407	4.70	3,565,983	44,106	4.97

Federal funds sold and securities purchased under agreements to resell	25,853	36	.56	421,539	2,264	2.16
Interest earning deposits with banks	212,930	53	.10	—	—	—

Total interest earning assets	16,648,570	203,870	4.91	15,298,428	211,880	5.57

Less allowance for loan losses	(178,163)			(141,354)
Unrealized gain (loss) on investment securities	(12,870)			38,246
Cash and due from banks	357,153			455,499
Land, buildings and equipment, net	411,776			412,049
Other assets	348,159			341,576

Total assets	$17,574,625			$16,404,444

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$451,900	168	.15	$409,848	317	.31
Interest checking and money market	8,460,468	7,810	.37	7,412,888	14,036	.76
Time open & C.D.’s of less than $100,000	2,129,991	14,545	2.74	2,186,889	20,468	3.76
Time open & C.D.’s of $100,000 and over	2,003,537	9,915	1.98	1,585,354	13,886	3.52

Total interest bearing deposits	13,045,896	32,438	1.00	11,594,979	48,707	1.69

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	962,804	849	.35	1,419,523	5,882	1.67
Other borrowings(B)	873,596	8,260	3.79	998,506	8,836	3.56

Total borrowings	1,836,400	9,109	1.99	2,418,029	14,718	2.45

Total interest bearing liabilities	14,882,296	41,547	1.12%	14,013,008	63,425	1.82%

Non-interest bearing demand deposits	860,819			660,063
Other liabilities	167,510			134,413
Equity	1,664,000			1,596,960

Total liabilities and equity	$17,574,625			$16,404,444

Net interest margin (T/E)		$162,323			$148,455

Net yield on interest earning assets			3.91%			3.90%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Six Months Ended June 30, 2009 and 2008

	Six Months 2009			Six Months 2008
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,299,890	$60,730	3.71%	$3,526,840	$91,119	5.20%
Real estate – construction and land	783,527	13,274	3.42	691,945	18,390	5.34
Real estate – business	2,157,634	54,298	5.07	2,258,062	69,974	6.23
Real estate – personal	1,608,561	44,959	5.64	1,518,293	44,505	5.89
Consumer	1,538,405	52,622	6.90	1,655,446	59,598	7.24
Home equity	501,433	10,735	4.32	462,517	12,590	5.47
Student	350,427	5,481	3.15	—	—	—
Consumer credit card	715,924	43,640	12.29	773,324	40,896	10.63
Overdrafts	8,496	—	—	12,390	—	—

Total loans	10,964,297	285,739	5.26	10,898,817	337,072	6.22

Loans held for sale	488,772	5,395	2.23	321,949	7,540	4.71
Investment securities:
U.S. government and federal agency	146,353	2,391	3.29	251,776	5,132	4.10
State and municipal obligations(A)	827,250	21,243	5.18	535,627	14,993	5.63
Mortgage and asset-backed securities	3,239,999	78,644	4.89	2,447,691	60,958	5.01
Other marketable securities(A)	167,864	4,650	5.59	120,517	2,291	3.82
Trading securities(A)	17,926	273	3.07	36,159	931	5.18
Non-marketable securities(A)	139,817	2,684	3.87	120,462	3,441	5.74

Total investment securities	4,539,209	109,885	4.88	3,512,232	87,746	5.02

Federal funds sold and securities purchased under agreements to resell	67,639	150	.45	456,383	5,665	2.50
Interest earning deposits with banks	405,698	502	.25	—	—	—

Total interest earning assets	16,465,615	401,671	4.92	15,189,381	438,023	5.80

Less allowance for loan losses	(175,578)			(138,140)
Unrealized gain (loss) on investment securities	(30,665)			51,293
Cash and due from banks	367,538			457,822
Land, buildings and equipment, net	413,356			411,879
Other assets	344,128			344,154

Total assets	$17,384,394			$16,316,389

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$434,782	323	.15	$395,673	677	.34
Interest checking and money market	8,172,528	15,708	.39	7,295,321	34,290	.95
Time open & C.D.’s of less than $100,000	2,111,146	29,292	2.80	2,252,426	45,727	4.08
Time open & C.D.’s of $100,000 and over	2,048,138	21,215	2.09	1,587,585	31,186	3.95

Total interest bearing deposits	12,766,594	66,538	1.05	11,531,005	111,880	1.95

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	978,717	2,079	.43	1,523,885	17,634	2.33
Other borrowings(B)	1,039,719	16,789	3.26	864,290	16,357	3.81

Total borrowings	2,018,436	18,868	1.89	2,388,175	33,991	2.86

Total interest bearing liabilities	14,785,030	85,406	1.16%	13,919,180	145,871	2.11%

Non-interest bearing demand deposits	816,452			660,507
Other liabilities	151,328			157,132
Equity	1,631,584			1,579,570

Total liabilities and equity	$17,384,394			$16,316,389

Net interest margin (T/E)		$316,265			$292,152

Net yield on interest earning assets			3.87%			3.87%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2008 Annual Report on Form 10-K.

The table below shows the effect that gradual rising interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	June 30, 2009		March 31, 2009		December 31, 2008
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

300 basis points rising	$30.3	4.76%	$29.4	4.96%	$37.3	6.38%
200 basis points rising	25.3	3.98	24.4	4.11	30.6	5.23
100 basis points rising	15.8	2.48	15.4	2.59	18.1	3.10

As shown above, under the rising rate scenarios presented, net interest income would increase in a range of $15.8 million (100 basis point rising scenario) to $30.3 million (300 basis point rising scenario). The Company did not model a 100 basis point falling scenario due to the already low interest rate environment. Under rising rate models, the potential increase in net interest income is slightly higher in the current quarter compared to the previous quarter, while it declined from December 31, 2008 During the second quarter of 2009, available for sale securities, most of which have fixed rates, increased $605.4 million, while overnight funds held at the Federal Reserve Bank, which currently earn comparatively lower rates, decreased $584.4 million. Period end loans, where most variable rate assets reside, declined $354.9 million from March 31 totals, lowering somewhat the beneficial effect of rising rates. However, the effect of rate changes will impact the loan portfolio fairly quickly, as many loans reprice based on standard indices. Period end deposits declined this quarter by $251.3 million, mainly in C.D.’s over $100,000 that usually have shorter maturities and reprice faster. This decrease in C.D.’s over $100,000 will therefore lower the overall impact of higher rates on interest expense.

Thus under rising rate scenarios, the Company benefits from the repricing of its loan portfolio, the majority of which is variable rate. However, higher levels of fixed rate securities will partly offset the effect of the loan portfolio on interest income. Additionally, deposit balances have a smaller impact to net interest income when rates are rising, due to lower overall rates and fewer accounts that carry variable rates moving in sequence with market rates.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

April 1 — 30, 2009	775	$38.07	775	2,865,772
May 1 — 31, 2009	—	—	—	2,865,772
June 1 — 30, 2009	145	$31.06	145	2,865,627

Total	920	$36.97	920	2,865,627

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At June 30, 2009, 2,865,627 shares remain available to be purchased under the current authorization.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 15, 2009. The following proposals were submitted by the Board of Directors to a vote of security holders:

(1) Election of four directors to the 2012 Class for a term of three years. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees, as listed in the proxy statement. The four nominees for the four directorships received the following votes:

Name of Director	Votes For	Votes Withheld

Jonathan M. Kemper	68,537,532	973,515
Terry O. Meek	68,470,147	1,040,900
Dan C. Simons	68,362,153	1,148,894
Kimberly G. Walker	68,468,952	1,042,095

Other directors whose term of office as director continued after the meeting were: John R. Capps, W. Thomas Grant II, James B. Hebenstreit, David W. Kemper, Thomas A. McDonnell, Benjamin F. Rassieur III, Andrew C. Taylor, and Robert H. West.

(2) Ratification of the selection of KPMG LLP as the Company’s independent public accountant for 2009. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain

68,568,031	752,156	190,860

(3) Shareholder proposal requesting necessary steps to cause the annual election of all directors. The proposal received the following votes:

Votes For	Votes Against	Votes Abstain	Non-Votes

23,993,572	34,611,599	516,952	10,388,924

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ James L. Swarts
James L. Swarts
Vice President & Secretary

Date: August 7, 2009

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 7, 2009

INDEX TO EXHIBITS

10.1 – Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2009

10.2 – Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan amended and restated as of July 24, 2009

10.3 – Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of July 24, 2009

10.4 – Commerce Bancshares, Inc. 2005 Equity Incentive Plan amended and restated as of July 24, 2009

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002