Form 10-Q
period 2009-09-30
COMMERCE BANCSHARES INC /MO/
filed 2009-11-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

  Yes ☐     No ☑

As of October 27, 2009, the registrant had outstanding 78,937,200 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008

	(Unaudited)
	(In thousands)

ASSETS
Loans	$10,282,690	$11,283,246
Allowance for loan losses	(190,466)	(172,619)

Net loans	10,092,224	11,110,627

Loans held for sale	317,913	361,298
Investment securities:
Available for sale ($538,419,000 and $525,993,000 pledged in 2009 and 2008, respectively, to secure structured repurchase agreements)	6,075,632	3,630,753
Trading	9,242	9,463
Non-marketable	133,732	139,900

Total investment securities	6,218,606	3,780,116

Federal funds sold and securities purchased under agreements to resell	12,620	169,475
Interest earning deposits with banks	118,745	638,158
Cash and due from banks	342,949	491,723
Land, buildings and equipment, net	403,900	411,168
Goodwill	125,585	125,585
Other intangible assets, net	15,060	17,191
Other assets	305,505	427,106

Total assets	$17,953,107	$17,532,447

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing demand	$1,512,529	$1,375,000
Savings, interest checking and money market	8,678,985	7,610,306
Time open and C.D.’s of less than $100,000	2,004,276	2,067,266
Time open and C.D.’s of $100,000 and over	1,645,005	1,842,161

Total deposits	13,840,795	12,894,733

Federal funds purchased and securities sold under agreements to repurchase	1,130,193	1,026,537
Other borrowings	821,941	1,747,781
Other liabilities	309,534	283,929

Total liabilities	16,102,463	15,952,980

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 79,036,499 shares in 2009 and 75,901,097 shares in 2008	395,182	379,505
Capital surplus	710,588	621,458
Retained earnings	696,876	633,159
Treasury stock of 22,146 shares in 2009 and 18,789 shares in 2008, at cost	(825)	(761)
Accumulated other comprehensive income (loss)	47,003	(56,729)

Total Commerce Bancshares, Inc. stockholders’ equity	1,848,824	1,576,632
Non-controlling interest	1,820	2,835

Total equity	1,850,644	1,579,467

Total liabilities and equity	$17,953,107	$17,532,447

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2009	2008	2009	2008

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$138,614	$161,816	$422,446	$497,161
Interest and fees on loans held for sale	1,445	3,774	6,840	11,314
Interest on investment securities	61,416	41,749	164,403	123,956
Interest on federal funds sold and securities purchased under agreements to resell	52	2,125	202	7,790
Interest on deposits with banks	120	—	622	—

Total interest income	201,647	209,464	594,513	640,221

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	7,695	14,802	23,726	49,769
Time open and C.D.’s of less than $100,000	13,485	16,128	42,777	61,855
Time open and C.D.’s of $100,000 and over	8,431	11,542	29,646	42,728
Interest on federal funds purchased and securities sold under agreements to repurchase	816	5,417	2,895	23,051
Interest on other borrowings	7,681	10,011	24,470	26,368

Total interest expense	38,108	57,900	123,514	203,771

Net interest income	163,539	151,564	470,999	436,450
Provision for loan losses	35,361	29,567	119,695	67,567

Net interest income after provision for loan losses	128,178	121,997	351,304	368,883

NON-INTEREST INCOME
Deposit account charges and other fees	27,750	27,854	80,277	83,189
Bank card transaction fees	31,279	29,317	88,552	85,019
Trust fees	19,258	20,518	57,486	60,917
Bond trading income	4,834	2,604	16,381	9,951
Consumer brokerage services	3,045	3,439	9,566	10,259
Loan fees and sales	6,851	1,594	13,545	4,884
Other	9,118	10,267	27,321	36,267

Total non-interest income	102,135	95,593	293,128	290,486

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment losses on securities	(3,457)	—	(35,422)	—
Less noncredit-related losses on securities not expected to be sold	1,993	—	32,611	—

Net impairment losses	(1,464)	—	(2,811)	—
Realized gains (losses) on sales and fair value adjustments	519	1,149	(3,059)	25,480

Investment securities gains (losses), net	(945)	1,149	(5,870)	25,480

NON-INTEREST EXPENSE
Salaries and employee benefits	87,267	83,766	260,299	250,023
Net occupancy	11,752	11,861	34,652	34,735
Equipment	6,306	6,122	18,883	18,273
Supplies and communication	8,061	9,276	24,994	26,545
Data processing and software	15,500	14,229	44,854	41,951
Marketing	4,846	4,926	14,099	15,660
Deposit insurance	4,833	510	21,908	1,535
Indemnification obligation	(2,496)	2,879	(2,496)	(5,929)
Loss on purchase of auction rate securities	—	32,967	—	33,266
Other	18,420	17,910	50,193	55,633

Total non-interest expense	154,489	184,446	467,386	471,692

Income before income taxes	74,879	34,293	171,176	213,157
Less income taxes	23,415	9,534	52,264	67,320

Net income before non-controlling interest	51,464	24,759	118,912	145,837
Less non-controlling interest expense (income)	(185)	86	(541)	1,018

Net income	$51,649	$24,673	$119,453	$144,819

Net income per common share – basic	$.66	$.33	$1.55	$1.92
Net income per common share – diluted	$.66	$.32	$1.54	$1.90

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive	Controlling
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

	(Unaudited)

Balance January 1, 2009	$379,505	$621,458	$633,159	$(761)	$(56,729)	$2,835	$1,579,467

Net income			119,453			(541)	118,912
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					7,309		7,309
Change in unrealized gain (loss) on all other available for sale securities, net of tax					95,048		95,048
Amortization of pension loss, net of tax					1,375		1,375

Total comprehensive income							222,644

Distributions to non-controlling interest						(474)	(474)
Purchase of treasury stock				(462)			(462)
Issuance of stock under open market sale program	14,474	83,698					98,172
Issuance of stock under purchase and equity compensation plans	439	1,570		(39)			1,970
Net tax benefit related to equity compensation plans		138					138
Stock-based compensation		4,925					4,925
Issuance of nonvested stock awards	764	(1,201)		437			—
Cash dividends paid ($.720 per share)			(55,736)				(55,736)

Balance September 30, 2009	$395,182	$710,588	$696,876	$(825)	$47,003	$1,820	$1,850,644

Balance January 1, 2008	$359,694	$475,220	$669,142	$(2,477)	$26,107	$2,470	$1,530,156

Net income			144,819			1,018	145,837
Change in unrealized gain (loss) on available for sale securities, net of tax					(30,856)		(30,856)

Total comprehensive income							114,981

Distributions to non-controlling interest						(366)	(366)
Purchase of treasury stock				(8,427)			(8,427)
Issuance of stock under purchase and equity compensation plans	1,153	1,708		9,991			12,852
Net tax benefit related to equity compensation plans		1,456					1,456
Stock-based compensation		4,897					4,897
Issuance of nonvested stock awards	88	(840)		752			—
Cash dividends paid ($.714 per share)			(54,003)				(54,003)
Adoption of fair value guidelines allowing use of transaction price at initial measurement			903				903
Adoption of guidelines requiring recognition of liabilities for benefits payable under split-dollar life insurance arrangements			(716)				(716)

Balance September 30, 2008	$360,935	$482,441	$760,145	$(161)	$(4,749)	$3,122	$1,601,733

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30
(In thousands)	2009	2008

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$119,453	$144,819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	119,695	67,567
Provision for depreciation and amortization	38,334	37,991
Net amortization (accretion) of investment security premiums/discounts	(811)	4,143
Investment securities (gains) losses, net(A)	5,870	(25,480)
Gains on sales of branches	(644)	(6,938)
Net gains on sales of loans held for sale	(9,689)	(2,544)
Originations of loans held for sale	(465,020)	(319,336)
Proceeds from sales of loans held for sale	504,305	164,824
Net (increase) decrease in trading securities	(6,371)	13,270
Stock-based compensation	4,925	4,897
Decrease in interest receivable	1,318	10,161
Decrease in interest payable	(11,587)	(33,957)
Increase (decrease) in income taxes payable	2,069	(2,156)
Net tax benefit related to equity compensation plans	(138)	(1,456)
Loss on purchase of auction rate securities	—	33,266
Other changes, net	33,001	(645)

Net cash provided by operating activities	334,710	88,426

INVESTING ACTIVITIES:
Cash paid in branch sales	(3,494)	(54,490)
Proceeds from sales of investment securities(A)	32,185	128,157
Proceeds from maturities/pay downs of investment securities(A)	1,012,734	1,146,089
Purchases of investment securities(A)	(3,319,666)	(1,869,250)
Net (increase) decrease in loans	898,708	(448,842)
Purchases of land, buildings and equipment	(21,017)	(31,891)
Sales of land, buildings and equipment	135	493

Net cash used in investing activities	(1,400,415)	(1,129,734)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	1,277,145	653
Net decrease in time open and C.D.’s	(258,380)	(273,138)
Net increase in federal funds purchased and securities sold under agreements to repurchase	103,656	321,063
Repayment of long-term borrowings	(225,840)	(8,126)
Additional long-term borrowings	100,000	375,000
Net increase (decrease) in short-term borrowings	(800,000)	299,997
Purchases of treasury stock	(462)	(8,427)
Issuance of stock under open market stock sale program, stock purchase and equity compensation plans	100,142	12,852
Net tax benefit related to equity compensation plans	138	1,456
Cash dividends paid on common stock	(55,736)	(54,003)

Net cash provided by financing activities	240,663	667,327

Decrease in cash and cash equivalents	(825,042)	(373,981)
Cash and cash equivalents at beginning of year	1,299,356	1,328,246

Cash and cash equivalents at September 30	$474,314	$954,265

(A) Available for sale and non-marketable securities

Income tax net payments	$51,096	$70,248
Interest paid on deposits and borrowings	$135,121	$237,734

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2008 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results to be attained for the full year or any other interim periods. The Company evaluated subsequent events for recognition or disclosure through November 6, 2009, the date on which the financial statements were issued.

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

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at September 30, 2009 and December 31, 2008 are as follows.

	September 30	December 31
(In thousands)	2009	2008

Business	$2,878,354	$3,404,371
Real estate – construction and land	687,828	837,369
Real estate – business	2,159,058	2,137,822
Real estate – personal	1,560,965	1,638,553
Consumer	1,390,077	1,615,455
Home equity	489,710	504,069
Student	337,339	358,049
Consumer credit card	765,377	779,709
Overdrafts	13,982	7,849

Total loans	$10,282,690	$11,283,246

At September 30, 2009, loans of $3.1 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.2 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings and borrowings under the Term Auction Facility.

Included in the table above are impaired loans, which are generally those loans placed on non-accrual status. Such loans totaled $121.7 million at September 30, 2009 and $72.9 million at December 31, 2008. A loan is considered to be impaired when, based on current information and events, it is probable that all amounts due under the contractual terms of the agreement will not be collected. Such loans increased

$48.8 million in the first nine months of 2009, mainly because of higher levels of impaired construction and land real estate loans and business loans. At September 30, 2009, 9.8% of the construction loan portfolio was considered to be impaired.

In addition to its basic portfolio, the Company originates loans which it intends to sell in secondary markets. Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. The Company maintains contracts with the Federal Department of Education and various student loan agencies to sell student loans at various times while the student is attending school or shortly after graduation. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including an impairment valuation allowance resulting from declines in fair value, which is discussed further in Note 14 on Fair Value Measurements. Previously recognized impairment losses amounting to $3.1 million were reversed during the first nine months of 2009, as certain impaired loans were sold in accordance with contractual terms.

	September 30	December 31
(In thousands)	2009	2008

Balance outstanding:
Student	$309,483	$358,556
Residential mortgage	8,430	2,742

Total loans held for sale balance	$317,913	$361,298

Decline in fair value below cost	$(6,269)	$(9,398)

	For the Nine Months
	Ended September 30
(In thousands)	2009	2008

Net gains on sales:
Student	$7,636	$1,737
Residential mortgage	2,053	807

Total gains on sales of loans held for sale, net	$9,689	$2,544

The following is a summary of the allowance for loan losses.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(In thousands)	2009	2008	2009	2008

Balance, beginning of period	$186,001	$145,198	$172,619	$133,586

Additions:
Provision for loan losses	35,361	29,567	119,695	67,567

Total additions	35,361	29,567	119,695	67,567

Deductions:
Loan losses	34,853	22,575	112,762	57,397
Less recoveries on loans	3,957	3,841	10,914	12,275

Net loan losses	30,896	18,734	101,848	45,122

Balance, September 30	$190,466	$156,031	$190,466	$156,031

4.	Investment Securities

Investment securities, at fair value, consisted of the following at September 30, 2009 and December 31, 2008.

	September 30	December 31
(In thousands)	2009	2008

Available for sale:
U.S. government and federal agency obligations	$391,143	$11,594
Government-sponsored enterprise obligations	142,443	141,957
State and municipal obligations	968,407	719,752
Agency mortgage-backed securities	2,356,855	1,711,404
Non-agency mortgage-backed securities	627,584	620,479
Other asset-backed securities	1,348,197	253,756
Other debt securities	201,230	121,861
Equity securities	39,773	49,950

Total available for sale	6,075,632	3,630,753

Trading	9,242	9,463
Non-marketable	133,732	139,900

Total investment securities	$6,218,606	$3,780,116

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $85.9 million and $84.4 million at September 30, 2009 and December 31, 2008, respectively. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $47.8 million and $55.4 million at September 30, 2009 and December 31, 2008, respectively.

A summary of the available for sale investment securities by maturity groupings as of September 30, 2009 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by government-sponsored agencies such as the FHLMC, FNMA and GNMA, and non-agency mortgage-backed securities which have no guarantee but are collateralized by residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

U.S. government and federal agency obligations:
Within 1 year	$700	$704
After 1 but within 5 years	99,270	100,912
After 5 but within 10 years	283,422	289,527

Total U.S. government and federal agency obligations	383,392	391,143

Government-sponsored enterprise obligations:
Within 1 year	16,825	17,240
After 1 but within 5 years	121,309	125,203

Total government-sponsored enterprise obligations	138,134	142,443

State and municipal obligations:
Within 1 year	109,521	110,968
After 1 but within 5 years	389,193	402,837
After 5 but within 10 years	173,662	178,733
After 10 years	272,967	275,869

Total state and municipal obligations	945,343	968,407

Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,291,936	2,356,855
Non-agency mortgage-backed securities	690,701	627,584
Other asset-backed securities	1,329,999	1,348,197

Total mortgage and asset-backed securities	4,312,636	4,332,636

Other debt securities:
After 1 but within 5 years	172,592	186,500
After 5 but within 10 years	11,606	14,730

Total other debt securities	184,198	201,230

Equity securities	5,566	39,773

Total available for sale investment securities	$5,969,269	$6,075,632

Included in U.S. government securities are $379.1 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS), which were purchased during the current quarter. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $170.1 million, at fair value, of auction rate securities (ARS), which were purchased from bank customers in the third quarter of 2008. These bonds are normally traded in a competitive bidding process at weekly/monthly auctions. These auctions have not performed since early 2008, and this market has not recovered. Interest is currently being paid at the maximum failed auction rates. Equity securities are primarily comprised of investments in common stock held by the holding company, Commerce Bancshares, Inc. (the Parent).

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type. Included in gross unrealized losses during 2009 are other-than-temporary impairment (OTTI) losses of $32.6 million relating to certain non-agency mortgage-backed securities, which represent the noncredit-related portion of the overall impairment amount.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

September 30, 2009
U.S. government and federal agency obligations	$383,392	$7,751	$—	$391,143
Government-sponsored enterprise obligations	138,134	4,309	—	142,443
State and municipal obligations	945,343	26,169	(3,105)	968,407
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,291,936	66,183	(1,264)	2,356,855
Non-agency mortgage-backed securities	690,701	4,204	(67,321)	627,584
Other asset-backed securities	1,329,999	20,044	(1,846)	1,348,197

Total mortgage and asset-backed securities	4,312,636	90,431	(70,431)	4,332,636

Other debt securities	184,198	17,032	—	201,230
Equity securities	5,566	34,207	—	39,773

Total	$5,969,269	$179,899	$(73,536)	$6,075,632

December 31, 2008
U.S. government and federal agency obligations	$10,478	$1,116	$—	$11,594
Government-sponsored enterprise obligations	135,825	6,132	—	141,957
State and municipal obligations	715,421	10,794	(6,463)	719,752
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,685,821	26,609	(1,026)	1,711,404
Non-agency mortgage-backed securities	742,090	816	(122,427)	620,479
Other asset-backed securities	275,641	113	(21,998)	253,756

Total mortgage and asset-backed securities	2,703,552	27,538	(145,451)	2,585,639

Other debt securities	116,527	5,404	(70)	121,861
Equity securities	7,680	42,270	—	49,950

Total	$3,689,483	$93,254	$(151,984)	$3,630,753

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2009, the par value of securities on this watch list were $373.1 million.

Prior to March 2009, the Company had not incurred OTTI on any of its debt securities. However, as of September 30, 2009, the Company had recorded OTTI on eight non-agency mortgage-backed securities, having an aggregate par value of $137.8 million. The credit portion of the impairment totaled $2.8 million and was recorded in current earnings. The noncredit-related portion of the impairment totaled $32.6 million on a pre-tax basis, and has been recognized in other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Prepayment CPR	7% - 25%
Projected cumulative default	9% - 34%
Credit support	3% - 14%
Loss severity	32% - 60%

The following table shows changes in the credit losses recorded in current earnings, for which a portion of an OTTI was recognized in other comprehensive income.

For the
Three Months
Ended September 30
(In thousands)	2009

Balance, June 30	$1,347
Credit losses on debt securities for which impairment was not previously recognized	84
Credit losses on debt securities for which impairment was previously recognized	1,380

Balance, September 30	$2,811

Additional OTTI on these and other securities may arise in future periods due to further deterioration in the general economy and national housing markets, which contribute to changing cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes the eight securities for which a portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At September 30, 2009
State and municipal obligations	$138,265	$3,077	$2,412	$28	$140,677	$3,105
Mortgage and asset-backed securities:
Agency mortgage-backed securities	179,843	1,263	84	1	179,927	1,264
Non-agency mortgage-backed securities	162,209	26,970	252,974	40,351	415,183	67,321
Other asset-backed securities	121,779	1,007	26,651	839	148,430	1,846

Total mortgage and asset-backed securities	463,831	29,240	279,709	41,191	743,540	70,431

Total	$602,096	$32,317	$282,121	$41,219	$884,217	$73,536

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2008
State and municipal obligations	$175,770	$6,457	$369	$6	$176,139	$6,463
Mortgage and asset-backed securities:
Agency mortgage-backed securities	183,577	1,003	4,664	23	188,241	1,026
Non-agency mortgage-backed securities	412,002	95,153	176,013	27,274	588,015	122,427
Other asset-backed securities	216,187	16,696	22,514	5,302	238,701	21,998

Total mortgage and asset-backed securities	811,766	112,852	203,191	32,599	1,014,957	145,451

Other debt securities	2,691	70	—	—	2,691	70

Total	$990,227	$119,379	$203,560	$32,605	$1,193,787	$151,984

Out of the total available for sale portfolio, consisting of approximately 1,200 individual securities at September 30, 2009, 128 securities were temporarily impaired, of which 33 securities, or 4% of the portfolio value, have been in a loss position for 12 months or longer.

The unrealized losses on the Company’s investments, as shown in the preceding tables, are largely contained in the portfolio of non-agency mortgage-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying mortgage collateral. While virtually all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, the adverse housing market, liquidity pressures and overall economic climate has resulted in low fair values for these securities. Also, as mentioned above, the Company maintains a watch list comprised mostly of these securities, and has recorded OTTI losses on eight of these securities. The Company continues to closely monitor the performance of these securities. State and municipal obligations and agency mortgage-backed securities have smaller unrealized losses due to the nature of the bonds and the guarantee provided to agency mortgage-backed securities, while the fair values of other asset-backed securities have been depressed to some degree by the current economic recession and its impact to the consumer. Most of the ARS held by the Company, which are included in state and municipal obligations, have Moody’s credit ratings of A3 or higher and Fitch ratings of A or higher.

The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine
	Months Ended
	September 30
(In thousands)	2009	2008

Proceeds from sales of available for sale securities	$26,877	$105,961
Proceeds from sales/redemption of non-marketable securities	5,308	22,196

Total proceeds	$32,185	$128,157

Available for sale:
Gains realized on sales	$82	$462
Losses realized on sales	(41)	(888)
Other-than-temporary impairment recognized	(2,811)	(1,939)
Non-marketable:
Gains realized on sales/redemption	1,087	22,196
Losses realized on sales	(170)	—
Fair value adjustments, net	(4,017)	5,649

Investment securities gains (losses), net	$(5,870)	$25,480

At September 30, 2009, securities carried at $3.2 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $538.4 million, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $2.7 billion at September 30, 2009.

5.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	September 30, 2009				December 31, 2008
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(12,130)	$—	$13,590	$25,720	$(9,324)	$—	$16,396
Mortgage servicing rights	2,801	(1,123)	(208)	1,470	1,816	(871)	(150)	795

Total	$28,521	$(13,253)	$(208)	$15,060	$27,536	$(10,195)	$(150)	$17,191

Aggregate amortization expense on intangible assets was $1.0 million and $1.1 million, respectively, for the three month periods ended September 30, 2009 and 2008, and $3.1 million and $3.3 million for the nine month periods ended September 30, 2009 and 2008, respectively. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2009. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2009	$3,980
2010	3,423
2011	2,867
2012	2,348
2013	1,845

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2009 is as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at January 1, 2009	$125,585	$16,396	$795
Originations	—	—	985
Amortization	—	(2,806)	(252)
Impairment	—	—	(58)

Balance at September 30, 2009	$125,585	$13,590	$1,470

Goodwill allocated to the Company’s operating segments at September 30, 2009 and December 31, 2008 is shown below.

(In thousands)

Consumer segment	$67,765
Commercial segment	57,074
Money Management segment	746

Total goodwill	$125,585

6.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2009 that net liability was $3.1 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $412.7 million at September 30, 2009.

The Company guarantees payments to holders of certain trust preferred securities issued by two wholly owned grantor trusts. At September 30, 2009, the Company had a recorded liability of $14.0 million in principal and accrued interest to date, representing amounts owed to the security holders. Preferred securities issued by Breckenridge Capital Trust I, amounting to $4.0 million, are due in 2030 and may be redeemed beginning in 2010. These securities have a 10.875% interest rate throughout their term. Securities issued by West Pointe Statutory Trust I amounted to $10.0 million, which the Company intends to redeem in December 2009. These securities have a variable interest rate, which was 2.55% at September 30, 2009. The maximum potential future payments guaranteed by the Company on the Breckenridge issue, which includes future interest and principal payments through maturity, was estimated to be approximately $12.9 million at September 30, 2009.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at September 30, 2009, believes sufficient collateral is available to cover potential swap losses. The Company receives a fee from the institution at the inception of the contract, which is recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At September 30, 2009, the liability recorded for guarantor RPAs was $250 thousand, and the notional amount of the underlying swaps was $34.6 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at September 30, 2009, the Company would have been required to make payments of approximately $3.1 million.

At September 30, 2009 the Company had recorded a liability of $8.8 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). This obligation resulted from revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The covered litigation related mainly to American Express and Discover suits, which are now settled, and other interchange litigation, which has not yet been settled. As part of the reorganization, Visa held an initial public offering in March 2008. An escrow account was established in conjunction with the offering, and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from the offering, and subsequently with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

7.	Pension

The amount of net pension cost (income) is as follows:

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands)	2009	2008	2009	2008

Service cost – benefits earned during the period	$12	$263	$548	$769
Interest cost on projected benefit obligation	1,378	1,337	4,104	3,925
Expected return on plan assets	(1,395)	(2,124)	(4,592)	(6,124)
Amortization of unrecognized net loss	832	—	2,182	—

Net periodic pension cost (income)	$827	$(524)	$2,242	$(1,430)

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first nine months of 2009, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2009. The Company recognized expense for the defined benefit pension plan for the first nine months of 2009 compared to income in prior periods. This occurred because of lower fair values of plan assets at the measurement date, a decline in the anticipated rate of return on plan assets in 2009, and amortization of prior year differences between actual and anticipated returns on plan assets. The Company expects to recognize additional expense during the remainder of 2009.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
(In thousands, except per share data)	2009	2008	2009	2008

Basic earnings per common share:
Net income attributable to Commerce Bancshares, Inc.	$51,649	$24,673	$119,453	$144,819
Less earnings allocated to unvested restricted stockholders	224	71	526	460

Net income available to common stockholders	$51,425	$24,602	$118,927	$144,359

Distributed earnings	$18,880	$17,963	$55,483	$53,832
Undistributed earnings	$32,545	$6,639	$63,444	$90,527

Weighted average common shares outstanding	78,257	75,456	76,806	75,357

Distributed earnings per share	$.24	$.24	$.72	$.72
Undistributed earnings per share	.42	.09	.83	1.20

Basic earnings per common share	$.66	$.33	$1.55	$1.92

Diluted earnings per common share:
Net income attributable to Commerce Bancshares, Inc.	$51,649	$24,673	$119,453	$144,819
Less earnings allocated to unvested restricted stockholders	224	71	525	458

Net income available to common stockholders	$51,425	$24,602	$118,928	$144,361

Distributed earnings	$18,880	$17,962	$55,483	$53,831
Undistributed earnings	$32,545	$6,640	$63,445	$90,530

Weighted average common shares outstanding	78,257	75,456	76,806	75,357
Net effect of the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	306	609	290	619

Weighted average diluted common shares outstanding	78,563	76,065	77,096	75,976

Distributed earnings per share	$.24	$.24	$.72	$.71
Undistributed earnings per share	.42	.08	.82	1.19

Diluted earnings per common share	$.66	$.32	$1.54	$1.90

On February 27, 2009, the Company initiated an at-the-market offering of its common stock, which was terminated on July 31, 2009. Pursuant to this offering, the Company issued a total of 2,894,773 shares for gross proceeds of $100.0 million, which were used for general corporate purposes.

9.	Other Comprehensive Income (Loss)

The Company adopted new accounting guidance on other-than-temporary impairment on debt securities in March 2009. Under this guidance, credit-related losses on debt securities with other-than-temporary impairment are recorded in current earnings, while the noncredit-related portion of the overall loss in fair value is recorded in other comprehensive income (loss). The Company recorded other-than-temporary impairments on certain debt securities during the first nine months of 2009. Changes in the noncredit-related loss in fair value of these securities, after other-than-temporary impairment (OTTI) was initially recognized, are shown separately in the table below.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

Available for sale debt securities for which OTTI has been recognized:
Unrealized holding gains subsequent to initial OTTI recognition	$9,407	$—	$11,788	$—
Income tax expense	3,574	—	4,479	—

Net unrealized gains	5,833	—	7,309	—

Other available for sale investment securities:
Unrealized holding gains (losses)	78,321	(32,819)	153,345	(52,131)
Reclassification adjustment for (gains) losses included in net income	23	1	(41)	2,366

Net unrealized gains (losses) on securities	78,344	(32,818)	153,304	(49,765)
Income tax expense (benefit)	29,771	(12,469)	58,256	(18,909)

Net unrealized gains (losses)	48,573	(20,349)	95,048	(30,856)

Prepaid pension cost:
Amortization of accumulated pension loss	832	—	2,182	—
Income tax expense	307	—	807	—

Pension loss amortization	525	—	1,375	—

Other comprehensive income (loss)	$54,931	$(20,349)	$103,732	$(30,856)

At September 30, 2009, accumulated other comprehensive income was $47.0 million, net of tax. It was comprised of $20.4 million in unrealized holding losses on available for sale debt securities for which OTTI has been recorded, $86.4 million in unrealized holding gains on other available for sale securities, and $18.9 million in accumulated pension loss.

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

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Three Months Ended September 30, 2009:
Net interest income	$87,976	$65,803	$10,767	$164,546	$(1,007)	$163,539
Provision for loan losses	(19,835)	(11,086)	76	(30,845)	(4,516)	(35,361)
Non-interest income	42,729	30,334	28,233	101,296	839	102,135
Investment securities losses, net	—	—	—	—	(945)	(945)
Non-interest expense	(74,748)	(47,190)	(26,403)	(148,341)	(6,148)	(154,489)

Income before income taxes	$36,122	$37,861	$12,673	$86,656	$(11,777)	$74,879

Three Months Ended September 30, 2008:
Net interest income	$81,358	$51,065	$8,828	$141,251	$10,313	$151,564
Provision for loan losses	(14,946)	(3,540)	(152)	(18,638)	(10,929)	(29,567)
Non-interest income	41,025	26,737	27,904	95,666	(73)	95,593
Investment securities gains, net	—	—	—	—	1,149	1,149
Non-interest expense	(72,361)	(45,552)	(57,934)	(175,847)	(8,599)	(184,446)

Income before income taxes	$35,076	$28,710	$(21,354)	$42,432	$(8,139)	$34,293

Nine Months Ended September 30, 2009:
Net interest income	$262,721	$186,275	$31,415	$480,411	$(9,412)	$470,999
Provision for loan losses	(62,255)	(39,348)	(199)	(101,802)	(17,893)	(119,695)
Non-interest income	118,879	84,047	87,110	290,036	3,092	293,128
Investment securities losses, net	—	—	—	—	(5,870)	(5,870)
Non-interest expense	(227,704)	(143,737)	(80,284)	(451,725)	(15,661)	(467,386)

Income before income taxes	$91,641	$87,237	$38,042	$216,920	$(45,744)	$171,176

Nine Months Ended September 30, 2008:
Net interest income	$241,790	$150,540	$26,945	$419,275	$17,175	$436,450
Provision for loan losses	(39,235)	(5,883)	(167)	(45,285)	(22,282)	(67,567)
Non-interest income	117,352	80,216	85,747	283,315	7,171	290,486
Investment securities gains, net	—	—	—	—	25,480	25,480
Non-interest expense	(214,132)	(135,539)	(106,864)	(456,535)	(15,157)	(471,692)

Income before income taxes	$105,775	$89,334	$5,661	$200,770	$12,387	$213,157

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

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for loan losses in this category contains the difference between loan charge-offs and recoveries assigned directly to the segments and the recorded provision for loan loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment. Investment securities gains and non-interest expense for this category included stock redemption gains (occurring in 2008) and litigation accrual adjustments (occurring in both years) related to the bank subsidiary’s membership in Visa.

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

	September 30	December 31
(In thousands)	2009	2008

Interest rate swaps	$509,997	$492,111
Interest rate caps	16,236	—
Credit risk participation agreements	56,379	47,750
Foreign exchange contracts:
Forward contracts	21,982	6,226
Option contracts	3,400	3,300
Mortgage loan commitments	12,279	23,784
Mortgage loan forward sale contracts	22,213	26,996

Total notional amount	$642,486	$600,167

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rate do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At September 30, 2009, the Company had entered into three interest rate swaps with a notional amount of $17.2 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

Gain (loss) on interest rate swaps	$(191)	$(215)	$442	$(196)
Gain (loss) on loans	182	214	(443)	193

Amount of hedge ineffectiveness	$(9)	$(1)	$(1)	$(3)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at September 30, 2009 was $492.8 million. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral exchanges typically involve marketable securities. The Company’s interest rate swap arrangements with other financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions, or in certain circumstances, can require instant settlement of the contracts. The aggregate fair value of interest rate swap contracts with credit risk-related contingent features that were in a liability position on September 30, 2009 was $18.9 million, for which the Company had posted collateral of $14.5 million. If the credit risk-related contingent features relating to collateral were triggered on September 30, 2009, the Company would be required to post an additional $4.9 million of collateral to certain counterparties. If other credit-related settlement features were also triggered at September 30, 2009, a cash disbursement of $1.2 million, in addition to collateral posted, would be required.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 36.9% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $5.6 million, based on amounts at September 30, 2009.

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

	Asset Derivatives			Liability Derivatives
		Sept. 30	Dec. 31		Sept. 30	Dec. 31
		2009	2008		2009	2008

	Balance			Balance
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$39	$—	Other liabilities	$(1,024)	$(1,413)

Total derivatives designated as hedging instruments		$39	$—		$(1,024)	$(1,413)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$19,319	$25,274	Other liabilities	$(19,194)	$(25,155)
Interest rate caps	Other assets	216	—	Other liabilities	(221)	—
Credit risk participation agreements	Other assets	148	117	Other liabilities	(250)	(178)
Foreign exchange contracts:
Forward contracts	Other assets	342	207	Other liabilities	(490)	(217)
Option contracts	Other assets	1	18	Other liabilities	(1)	(18)
Mortgage loan commitments	Other assets	201	198	Other liabilities	(3)	(6)
Mortgage loan forward sale
contracts	Other assets	2	21	Other liabilities	(125)	(88)

Total derivatives not designated as hedging instruments		$20,229	$25,835		$(20,284)	$(25,662)

Total derivatives		$20,268	$25,835		$(21,308)	$(27,075)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
	Derivative	Derivative

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30		September 30
(In thousands)		2009	2008	2009	2008

Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$(191)	$(215)	$442	$(196)

Total		$(191)	$(215)	$442	$(196)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$226	$778	$350	$1,180
Interest rate caps	Other non-interest income	1	—	6	—
Credit risk participation agreements	Other non-interest income	4	4	13	17
Foreign exchange contracts:
Forward contracts	Other non-interest income	(127)	(57)	(139)	60
Option contracts	Other non-interest income	—	—	—	—
Mortgage loan commitments	Loan fees and sales	84	16	7	47
Mortgage loan forward sale contracts	Loan fees and sales	(412)	(146)	(56)	(3)

Total		$(224)	$595	$181	$1,301

12.	Income Taxes

For the third quarter of 2009, income tax expense amounted to $23.4 million compared to $9.5 million in the third quarter of 2008. The effective income tax rate for the Company, including the effect of non-controlling interest, was 31.2% in the current quarter compared to 27.9% in the same quarter last year. For the nine months ended September 30, 2009 and 2008, income tax expense amounted to $52.3 million and $67.3 million, resulting in effective income tax rates of 30.4% and 31.7%, respectively. Effective tax rates were higher in the third quarter of 2009 compared to the third quarter of 2008 due to changes in the mix of taxable and non-taxable income on higher pre-tax income. However, effective tax rates were lower in the nine months ended September 30, 2009 compared to same period in 2008 due to changes in the mix of taxable and non-taxable income on lower pre-tax income.

13.	Stock-Based Compensation

Stock-based compensation expense that has been charged against income was $1.7 million and $1.6 million in the three months ended September 30, 2009 and 2008, respectively, and $4.9 million in each of the nine months ended September 30, 2009 and 2008. In previous years, the Company has issued such compensation in the form of nonvested stock awards, stock appreciation rights (SARs) and stock options. During the first nine months of 2009, stock-based compensation was issued primarily in the form of nonvested stock awards.

The 2009 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards, as of September 30, 2009, and changes during the nine month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	227,986	$41.81
Granted	168,774	35.70
Vested	(48,031)	39.99
Forfeited	(4,190)	40.89

Nonvested at September 30, 2009	344,539	$39.07

SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. The table below shows the fair values of SARs granted during the first nine months of 2009 and 2008, including the model assumptions for those grants.

	Nine Months
	Ended September 30
	2009	2008

Weighted per share average fair value at grant date	$7.38	$8.27
Assumptions:
Dividend yield	2.7%	2.3%
Volatility	21.0%	18.4%
Risk-free interest rate	3.2%	3.5%
Expected term	7.3 years	7.2 years

A summary of option activity during the first nine months of 2009 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2009	2,395,333	$32.05
Granted	—	—
Forfeited	—	—
Expired	(2,914)	39.13
Exercised	(87,805)	22.88

Outstanding at September 30, 2009	2,304,614	$32.39	3.4 years	$12,943

A summary of SAR activity during the first nine months of 2009 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2009	1,600,228	$43.83
Granted	5,000	38.06
Forfeited	(4,049)	42.73
Expired	(3,690)	43.93
Exercised	—	—

Outstanding at September 30, 2009	1,597,489	$43.80	7.4 years	$2

14.	Fair Value Measurements

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
All mortgage-backed securities (agency and non-agency) and other asset-backed securities are valued at the tranche level. For each tranche valuation, the process generates predicted cash flows for the tranche and determines a benchmark yield. The final price is determined by inputting the predicted cash flows into a model that will determine principal and interest payments along with an average life. The yield from the model is used to discount the predicted cash flows to generate an evaluated price. Inputs for the model include a swap curve or a Treasury benchmark curve, as well as a spread that is generated based on average life, type, volatility, ratings, collateral and collateral performance.

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

At September 30, 2009, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $170.1 million. Nearly all of these securities were purchased from customers during the third quarter of 2008. The auction process by which the ARS are normally priced has failed since the first quarter of 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are currently estimated using a discounted cash flows analysis. The analysis compares the present value of cash flows based on mandatory rates paid under failing auctions with the present value of estimated cash flows for similar securities, after adjustment for liquidity premium and nonperformance risk. The cash flows were projected over an estimated market recovery period, or in some cases, a shorter period if refinancing by specific issuers is expected. The discount rate was based on the published Treasury rate for the period commensurate with the estimated holding period. In developing the inputs, discussions were held with traders, both internal and external to the Company, who are familiar with the ARS markets. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

The table below presents the September 30, 2009 carrying values of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	9/30/09	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities:
U.S. government and federal agency obligations	$391,143	$391,143	$—	$—
Government-sponsored enterprise obligations	142,443	—	142,443	—
State and municipal obligations	968,407	—	798,343	170,064
Agency mortgage-backed securities	2,356,855	—	2,356,855	—
Non-agency mortgage-backed securities	627,584	—	627,584	—
Other asset-backed securities	1,348,197	—	1,348,197	—
Other debt securities	201,230	—	201,230	—
Equity securities	39,773	23,895	15,878	—
Trading securities	9,242	—	9,242	—
Private equity investments	42,800	—	—	42,800
Derivatives	20,268	—	19,917	351
Assets held in trust	3,240	3,240	—	—

Total assets	6,151,182	418,278	5,519,689	213,215

Liabilities:
Derivatives	21,308	—	20,930	378

Total liabilities	$21,308	$—	$20,930	$378

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the three months ended September 30, 2009:

Balance at June 30, 2009	$170,263	$43,020	$247	$213,530
Total gains or losses (realized /unrealized):
Included in earnings	—	(339)	(324)	(663)
Included in other comprehensive income	1,198	—	—	1,198
Purchases, issuances, and settlements, net	(1,397)	119	50	(1,228)

Balance at September 30, 2009	$170,064	$42,800	$(27)	$212,837

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$—	$(339)	$79	$(260)

For the nine months ended September 30, 2009:

Balance at January 1, 2009	$167,996	$49,494	$64	$217,554
Total gains or losses (realized/unrealized):
Included in earnings	—	(3,216)	(36)	(3,252)
Included in other comprehensive income	3,751	—	—	3,751
Purchases, issuances, and settlements, net	(1,683)	(3,478)	(55)	(5,216)

Balance at September 30, 2009	$170,064	$42,800	$(27)	$212,837

Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$—	$(3,216)	$88	$(3,128)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

			Investment
			Securities
		Other Non-	Gains
	Loan Fees	Interest	(Losses),
(In thousands)	and Sales	Income	Net	Total

For the three months ended September 30, 2009:

Total gains or losses included in earnings	$(328)	$4	$(339)	$(663)

Change in unrealized gains or losses relating to assets still held at September 30, 2009	$75	$4	$(339)	$(260)

For the nine months ended September 30, 2009:

Total gains or losses included in earnings	$(49)	$13	$(3,216)	$(3,252)

Change in unrealized gains or losses relating to assets still held at September 30, 2009	$75	$13	$(3,216)	$(3,128)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $50.7 million at September 30, 2009, and charge-offs of $30.8 million related to these loans were recorded during the first nine months of 2009.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. The Company’s student loans are contracted for sale with the Federal Department of Education and various investors in the secondary market. Since 2008, the secondary market for student loans has been disrupted by liquidity concerns. Consequently, several investors are currently unable to consistently purchase loans under existing contractual terms. Loans under contract to these investors, in addition to other investors whose future liquidity is of concern, have been identified for evaluation. Such loans are carried at $134.9 million at September 30, 2009. They were evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3. Previously recorded impairment losses of $3.1 million were reversed during the first nine months of 2009, as certain of the related loans were sold in accordance with their contract terms. The measurement of fair value for the remaining student loans is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

For assets measured at fair value on a nonrecurring basis during the first nine months of 2009, and still held as of September 30, 2009, the following table provides the adjustments to fair value recognized that period, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2009.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
(In thousands)	9/30/09	(Level 1)	(Level 2)	(Level 3)	(Losses)

Loans	$50,706	$—	$—	$50,706	$(30,756)
Private equity investments	2,250	—	—	2,250	(800)
Mortgage servicing rights	1,470	—	—	1,470	(58)
Foreclosed assets	2,296	—	2,296	—	(457)

15.	Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments held by the Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.

Loans

The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009
	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial Assets
Loans, including held for sale	$10,600,603	$10,824,042
Available for sale investment securities	6,075,632	6,075,632
Trading securities	9,242	9,242
Non-marketable securities	133,732	133,732
Federal funds sold and securities purchased under agreements to resell	12,620	12,620
Accrued interest receivable	76,070	76,070
Derivative instruments	20,268	20,268
Cash and due from banks	342,949	342,949
Interest earning deposits with banks	118,745	118,745

Financial Liabilities
Non-interest bearing demand deposits	$1,512,529	$1,512,529
Savings, interest checking and money market deposits	8,678,985	8,678,985
Time open and C.D.’s	3,649,281	3,695,108
Federal funds purchased and securities sold under agreements to repurchase	1,130,193	1,129,725
Other borrowings	821,941	857,075
Accrued interest payable	28,557	28,557
Derivative instruments	21,308	21,308

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2008 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results to be attained for any other period.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 14 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $5.5 billion, or 90.4% of the available for sale portfolio at September 30, 2009, and were classified as Level 2 measurements. The Company also holds $170.1 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement.

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

In 2009, non-agency guaranteed mortgage-backed securities with a par value of $137.8 million were identified as other than temporarily impaired. The credit-related impairment loss on these securities amounted to $2.8 million, which was recorded in the consolidated income statement in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $32.6 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $47.8 million at September 30, 2009. Changes in fair value are reflected in current earnings, and reported in investment securities gains (losses), net in the consolidated income statements. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment and are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Per Share Data
Net income per common share – basic	$.66	$.33	$1.55	$1.92
Net income per common share – diluted	.66	.32	1.54	1.90
Cash dividends	.240	.238	.720	.714
Book value			23.45	21.16
Market price			37.24	44.19
Selected Ratios
(Based on average balance sheets)
Loans to deposits(1)	77.40%	93.29%	81.96%	92.46%
Non-interest bearing deposits to total deposits	6.33	5.49	6.12	5.44
Equity to loans(1)	16.62	14.26	15.01	14.14
Equity to deposits	12.86	13.30	12.30	13.07
Equity to total assets	10.13	9.88	9.64	9.75
Return on total assets	1.16	.60	.91	1.18
Return on total equity	11.49	6.06	9.49	12.14
(Based on end-of-period data)
Non-interest income to revenue(2)	38.44	38.68	38.36	39.96
Efficiency ratio(3)	57.75	74.20	60.76	64.43
Tier I risk-based capital ratio			12.77	10.65
Total risk-based capital ratio			14.14	11.94
Tangible equity to assets ratio(4)			9.60	8.66
Tier I leverage ratio			9.65	9.11

(1)	Includes loans held for sale.
(2)	Revenue includes net interest income and non-interest income.
(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4)	The tangible equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Results of Operations

Summary

	Three Months Ended			Nine Months Ended
	September 30			September 30
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Net interest income	$163,539	$151,564	7.9%	$470,999	$436,450	7.9%
Provision for loan losses	(35,361)	(29,567)	19.6	(119,695)	(67,567)	77.2
Non-interest income	102,135	95,593	6.8	293,128	290,486	.9
Investment securities gains (losses), net	(945)	1,149	N.M.	(5,870)	25,480	N.M.
Non-interest expense	(154,489)	(184,446)	(16.2)	(467,386)	(471,692)	(.9)
Income taxes	(23,415)	(9,534)	145.6	(52,264)	(67,320)	(22.4)
Non-controlling interest (expense) income	185	(86)	N.M.	541	(1,018)	N.M.

Net income	$51,649	$24,673	109.3%	$119,453	$144,819	(17.5)%

For the quarter ended September 30, 2009, net income amounted to $51.6 million, an increase of $27.0 million, or 109.3%, over the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.16%, the annualized return on average equity was 11.49%, and the efficiency ratio was 57.75%. Diluted earnings per share was $.66, an increase of 106.3% over $.32 per share in the third quarter of 2008. Compared to the third quarter of last year, net interest income increased $12.0 million, or 7.9%, resulting from an increase in investment securities balances and lower rates paid on deposits, partly offset by lower loan balances and lower yields on earning assets. Additionally, non-interest income increased $6.5 million, or 6.8%, partly because of a $5.3 million increase in loan fees and sales income, mainly in gains on student loan sales. The provision for loan losses was $35.4 million in the current quarter, a $5.8 million increase over the third quarter of last year. Non-interest expense declined by $30.0 million, or 16.2%, largely due to a $33.0 million loss related to the purchase of auction rate securities in the third quarter of 2008. The loss on auction rate securities lowered diluted earnings per share in the third quarter of 2008 by $.27.

Net income for the first nine months of 2009 was $119.5 million, a $25.4 million, or 17.5%, decrease from the first nine months of 2008. For the first nine months of 2009, the annualized return on average assets was .91%, the annualized return on average equity was 9.49%, and the efficiency ratio was 60.76%. Diluted earnings per share was $1.54, a decrease of 18.9% from $1.90 per share during the first nine months of 2008. Compared to the first nine months of 2008, net interest income increased $34.5 million, or 7.9%. Non-interest income rose $2.6 million due to increases in loan fees and sales, bond trading income, and bank card fees. Investment securities gains declined $31.4 million due to a $22.2 million gain on the redemption of Visa, Inc. common stock in the first quarter of 2008. The provision for loan losses totaled $119.7 million for the first nine months of 2009, representing an increase of $52.1 million over the same period in 2008. Non-interest expense declined by $4.3 million, largely due to the absence of the $33.3 million loss related to the purchase of auction rate securities in the third quarter of 2008, partly offset by increases of $20.4 million in FDIC insurance expense and $10.3 million in salaries and benefits expense in 2009.

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

Analysis of Changes in Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30, 2009 vs. 2008			September 30, 2009 vs. 2008
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$(11,415)	$(11,659)	$(23,074)	$(16,210)	$(58,197)	$(74,407)
Loans held for sale	(630)	(1,699)	(2,329)	3,093	(7,567)	(4,474)
Investment securities:
U.S. government and federal agency securities	3,037	404	3,441	904	(204)	700
State and municipal obligations	2,819	(939)	1,880	10,907	(2,777)	8,130
Mortgage and asset-backed securities	19,212	(5,404)	13,808	38,641	(7,147)	31,494
Other securities	2,332	(947)	1,385	1,200	1,129	2,329

Total interest on investment securities	27,400	(6,886)	20,514	51,652	(8,999)	42,653

Federal funds sold and securities purchased under agreements to resell	(1,953)	(120)	(2,073)	(6,769)	(819)	(7,588)
Interest earning deposits with banks	120	—	120	622	—	622

Total interest income	13,522	(20,364)	(6,842)	32,388	(75,582)	(43,194)

Interest expense:
Deposits:
Savings	26	(179)	(153)	92	(599)	(507)
Interest checking and money market	951	(7,905)	(6,954)	2,741	(28,277)	(25,536)
Time open & C.D.’s of less than $100,000	604	(3,247)	(2,643)	(2,188)	(16,890)	(19,078)
Time open & C.D.’s of $100,000 and over	1,942	(5,053)	(3,111)	10,806	(23,888)	(13,082)

Total interest on deposits	3,523	(16,384)	(12,861)	11,451	(69,654)	(58,203)

Federal funds purchased and securities sold under agreements to repurchase	(1,817)	(2,784)	(4,601)	(8,645)	(11,511)	(20,156)
Other borrowings	(2,295)	(35)	(2,330)	797	(2,695)	(1,898)

Total interest expense	(589)	(19,203)	(19,792)	3,603	(83,860)	(80,257)

Net interest income, fully taxable equivalent basis	$14,111	$(1,161)	$12,950	$28,785	$8,278	$37,063

Net interest income for the third quarter of 2009 was $163.5 million, a $12.0 million, or 7.9%, increase over the third quarter of 2008. The increase in net interest income was primarily the result of lower rates paid on interest bearing deposits and higher average balances of investment securities, partly offset by lower loan yields coupled with lower average loan balances. The Company’s net interest rate margin was 4.02% in the third quarter of 2009, compared to 4.04% in the third quarter of 2008.

Interest income, on a tax equivalent basis (T/E), decreased $6.8 million, or 3.2%, in the third quarter of 2009 compared to the same quarter in 2008. Interest income on loans (T/E) declined $23.1 million, or 14.2%, as the result of a 57 basis point decrease in rates earned on the loan portfolio coupled with a decrease in average loan balances of 5.1%. Average rates earned on business loans in the third quarter of 2009 decreased 93 basis points from the same quarter in 2008, resulting in a $7.2 million decrease in interest income. Average quarterly rates earned on business real estate loans decreased 76 basis points resulting in a decline in interest income of $4.0 million. Contributing to the income reduction in the current quarter compared to the same quarter in 2008 was a decrease in the average balances of business loans of $454.8 million, or 13.1%, which reflected lower line of credit usage, lower demand, and pay-downs by business loan customers. Average business real estate loans declined $177.6 million, or 7.6%, as a result of continued uncertain economic conditions in the real estate markets and lower overall demand. Also, quarterly average consumer loan balances decreased $293.2 million, or 17.1%, reducing interest income by $5.2 million compared to the same quarter in 2008. Partially offsetting these reductions to interest income were an increase of $1.8 million earned on consumer credit card loans, primarily due to a 184 basis point increase in rates earned, and an increase of $2.0 million earned on student loans, which were acquired in the fourth quarter of 2008. During the third quarter of 2009, interest income on investment securities (T/E) increased $20.5 million, as average balances increased $2.1 billion, or 60.6%, with most of the growth in mortgage and asset-backed securities. In addition, average balances of U.S. government and federal agencies increased due to the purchase of $369.9 million of U.S. Treasury inflation-protected securities (TIPS) during the quarter. The inflation-adjusted income earned on the TIPS during the current quarter amounted to $2.4 million. However, these effects were partially offset by an overall decrease of 48 basis points in average rates earned on the total portfolio, compared to the third quarter of 2008. Interest income on overnight investments in federal funds sold and securities purchased under agreements to resell decreased $2.1 million, primarily due to a decrease in average balances of $388.3 million coupled with a decline of 135 basis points in rates earned. The average tax equivalent yield on total interest earning assets was 4.93% in the third quarter of 2009 compared to 5.55% in the third quarter of 2008.

Interest expense in the third quarter of 2009 decreased $19.8 million, or 34.2%, compared to the third quarter of 2008, primarily due to a $12.9 million decrease in interest expense incurred on interest bearing deposits, coupled with a $4.6 million decrease in interest expense incurred on federal funds purchased and securities sold under agreements to repurchase. The decrease in expense incurred on interest bearing deposits resulted from a 57 basis point decrease in average rates paid, offset slightly by a $1.5 billion, or 12.9%, increase in average balances. Average rates paid on interest checking and money market accounts decreased 42 basis points, while average balances increased $1.2 billion, or 15.4%, resulting in a net decrease in interest expense of $7.0 million. Additionally, interest expense incurred on certificates of deposit decreased $5.8 million as a result of an 83 basis point decline in average rates paid, partly offset by a $297.1 million increase in average balances. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $4.6 million compared to the third quarter of 2008 as a result of a decrease in average balances of $430.3 million, or 31.5%, coupled with a 123 basis point decrease in average rates paid. Interest expense on other borrowings decreased $2.3 million, or 23.3%, primarily due to lower average balances of FHLB advances coupled with a decline in average borrowings under the Federal Reserve’s Term Auction Facility (TAF). The overall average rate incurred on all interest bearing liabilities decreased to 1.02% in the third quarter of 2009 compared to 1.65% in the third quarter of 2008.

Net interest income for the first nine months of 2009 was $471.0 million compared to $436.5 million for the same period in 2008, an increase of $34.5 million, or 7.9%. For the first nine months of 2009, the net yield on total interest earning assets on a tax equivalent basis was 3.92% compared to the net yield of 3.93% in the first nine months of 2008. Lower rates paid on interest bearing liabilities, coupled with growth in average balances of investment securities, contributed to higher net interest income, which was partially offset by lower average rates earned on loans and declines in average loan balances.

For the first nine months of 2009, total interest income (T/E) decreased $43.2 million, or 6.6%, from the same period in 2008, mainly due to lower interest earned on loans coupled with lower average loan balances, partially offset by higher interest earned on investment securities. The average rate earned on the loan portfolio for the first nine months of 2009 decreased 84 basis points, lowering interest income by $58.2 million compared to 2008, while average loan balances decreased $146.8 million, lowering interest income by $16.2 million. Additionally, interest income was reduced by $9.0 million compared to the first nine months of 2008 due to a 27 basis point decline in average rates earned on investment securities. These effects were partly offset by a $1.4 billion, or 39.8%, increase in average balances of investment securities, resulting in an increase in interest income of $51.7 million compared to the first nine months of 2008. Beginning October 1, 2008, amounts held with the Federal Reserve Bank began earning interest, which contributed $622 thousand to interest income in the first nine months of 2009, most of which was earned in the first quarter of 2009.

Total interest expense decreased $80.3 million, or 39.4%, in the first nine months of 2009 compared to the same period in the prior year. Interest expense on deposits decreased $58.2 million compared to the first nine months of 2008, mainly due to a 79 basis point decrease in average rates paid, slightly offset by an increase of $1.3 billion, or 11.5%, in average interest bearing deposit balances. Additionally, interest expense incurred on federal funds purchased and securities sold under agreements to repurchase decreased $20.2 million during the first nine months of 2009 compared to the same period in 2008 as a result of a $506.7 million decline in average balances and a 169 basis point decrease in average rates paid. For the first nine months of 2009, the overall tax equivalent yield on earning assets declined 79 basis points to 4.92%, while the overall cost of interest bearing liabilities decreased 83 basis points to 1.12%.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months			Nine Months
	Ended September 30			Ended September 30
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Deposit account charges and other fees	$27,750	$27,854	(.4)%	$80,277	$83,189	(3.5)%
Bank card transaction fees	31,279	29,317	6.7	88,552	85,019	4.2
Trust fees	19,258	20,518	(6.1)	57,486	60,917	(5.6)
Bond trading income	4,834	2,604	85.6	16,381	9,951	64.6
Consumer brokerage services	3,045	3,439	(11.5)	9,566	10,259	(6.8)
Loan fees and sales	6,851	1,594	329.8	13,545	4,884	177.3
Other	9,118	10,267	(11.2)	27,321	36,267	(24.7)

Total non-interest income	$102,135	$95,593	6.8%	$293,128	$290,486	.9%

Non-interest income as a % of total revenue*	38.4%	38.7%		38.4%	40.0%

*	Total revenue includes net interest income and non-interest income.

For the third quarter of 2009, total non-interest income amounted to $102.1 million, an increase of $6.5 million, or 6.8%, compared with $95.6 million in the same quarter last year. This increase was due to growth in bank card fees, bond trading income and loan fees and sales revenue, while trust fees declined from the prior period. Deposit account fees for the quarter declined $104 thousand, or .4%, from the third quarter of last year as a result of a 9.7% decline in overdraft fee income, but partly offset by growth in cash management fees, which were up 26.5% over the previous year. Bank card fees increased $2.0 million, or 6.7%, over the same period last year, primarily due to continued growth in transaction fees earned on corporate cards and debit cards, which grew by 26.4% and 3.1%, respectively, but continued to be negatively impacted by lower retail sales affecting both merchant and credit card fees. Trust fees for the quarter decreased $1.3 million, or 6.1%, from the same quarter last year and reflected the impact that lower markets have had on trust asset values and the effects of low rates on money market assets held in trust. Bond trading income for the current quarter totaled $4.8 million, an increase of $2.2 million, or 85.6%, due to higher sales of fixed income securities to correspondent banks and corporate customers. Consumer brokerage services revenue decreased by $394 thousand, or 11.5%, mainly due to lower sales and commissions on fixed annuity and insurance products. Loan fees and sales revenue increased $5.3 million as a result of the sale of $221.1 million in student loans during the current quarter, which resulted in a pre-tax gain of $4.4 million. Other non-interest income for the current quarter decreased $1.1 million, or 11.2%, from the same quarter last year. This decrease was mainly due to declines in cash sweep commissions, fees on interest rate swap sales, and equipment rental income, partly offset by an increase in tax credit sale income.

Non-interest income for the nine months ended September 30, 2009 was $293.1 million, compared to $290.5 million in the first nine months of 2008, resulting in a $2.6 million, or .9%, increase. Deposit account fees declined $2.9 million, or 3.5%, as a result of lower overdraft fee revenue, which fell $5.1 million, or 9.5%, while cash management fees were higher by $2.7 million, or 11.7%, over the prior year. Bank card fees rose $3.5 million, or 4.2% overall, due to increases of 21.7% and 2.6%, respectively, in corporate and debit card transaction fees. Trust fees decreased $3.4 million, or 5.6%, mainly in institutional and corporate fees. Bond trading income rose $6.4 million due to increased sales activity, while consumer brokerage income declined $693 thousand. Loan fees and sales increased by $8.7 million, as gains on student loans sales increased $6.3 million and mortgage banking revenue grew $1.3 million, due to refinancing activity. The decrease in other non-interest income of $8.9 million in the first nine months of 2009 compared to 2008 was mainly due to a gain of $6.9 million recorded in the second quarter of 2008 on the sale of a banking branch in Kansas, mentioned previously. Other declines were reported in cash sweep commissions, equipment rental income and interest rate swap sales. Additionally, an impairment charge of $1.1 million was recorded in 2008 on an office building held for sale, which formerly housed the Company’s check processing operations.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities recognized in earnings during the three and nine month periods ended September 30, 2009 and 2008 are shown in the table below. Net securities losses were $945 thousand and $5.9 million in the three and nine month periods ended September 30, 2009, respectively. Included in these losses were credit-related impairment losses of $1.5 million and $2.8 million for the three and nine month periods, respectively, on certain non-agency mortgage-backed securities identified as other than temporarily impaired. The total noncredit-related loss on these securities, which was recorded in other comprehensive income, was $32.6 million. The combined par value of these securities was $137.8 million at September 30, 2009. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent and its majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated income statement and resulted in income of $865 thousand during the first nine months of 2009 and expense of $660 thousand during the same period last year. Most of the net gain in the first nine months of 2008 resulted from the redemption of Visa, Inc. (Visa) common stock, amounting to $22.2 million.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands)	2009	2008	2009	2008

Available for sale:
Preferred equity securities	$—	$—	$—	$(3,504)
Common stock	—	(1)	—	(1)
Other bonds	(1,487)	—	(2,770)	1,139
Non-marketable:
Private equity investments	542	1,150	(3,100)	5,650
Visa Class B stock	—	—	—	22,196

Total investment securities gains (losses), net	$(945)	$1,149	$(5,870)	$25,480

Non-Interest Expense

	Three Months			Nine Months
	Ended September 30			Ended September 30
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Salaries and employee benefits	$87,267	$83,766	4.2%	$260,299	$250,023	4.1%
Net occupancy	11,752	11,861	(.9)	34,652	34,735	(.2)
Equipment	6,306	6,122	3.0	18,883	18,273	3.3
Supplies and communication	8,061	9,276	(13.1)	24,994	26,545	(5.8)
Data processing and software	15,500	14,229	8.9	44,854	41,951	6.9
Marketing	4,846	4,926	(1.6)	14,099	15,660	(10.0)
Deposit insurance	4,833	510	847.6	21,908	1,535	N.M.
Indemnification obligation	(2,496)	2,879	N.M.	(2,496)	(5,929)	57.9
Loss on purchase of auction rate securities	—	32,967	(100.0)	—	33,266	(100.0)
Other	18,420	17,910	2.8	50,193	55,633	(9.8)

Total non-interest expense	$154,489	$184,446	(16.2)%	$467,386	$471,692	(.9)%

Non-interest expense for the third quarter of 2009 amounted to $154.5 million, a decrease of $30.0 million, or 16.2%, compared with $184.4 million recorded in the third quarter of last year. Much of the decline was due to a $33.0 million loss on the purchase of auction rate securities from the Company’s customers in the third quarter of 2008, which did not recur in 2009. The securities were purchased at par value from the customers, and this loss represented the amount by which par value exceeded estimated fair value on the purchase date. Excluding this loss, non-interest expense would have increased $3.0 million, or 2.0%, in the third quarter of 2009 over the same period in 2008. This increase includes a $4.3 million rise in FDIC insurance costs over the same quarter last year. Compared with the third quarter of last year, salaries and benefits expense increased $3.5 million, or 4.2%, resulting mainly from higher medical and pension costs, coupled with increased incentives paid on certain Capital Markets activities. Occupancy costs decreased $109 thousand, or .9%, from the same quarter last year, while equipment expense increased $184 thousand, or 3.0%. Supplies and communication expense declined $1.2 million, or 13.1%, mainly due to lower courier service costs and data network expense. Marketing expense was slightly lower than in the previous year, while data processing and software costs increased $1.3 million, or 8.9%, mainly as a result of higher costs for several new software and servicing systems put in place this year. Included in non-interest expense in the current quarter was a reduction of $2.5 million in an indemnification obligation relating to Visa litigation, compared to net charges of $2.9 million related to this obligation in the third quarter of 2008. Other non-interest expense increased $510 thousand, or 2.8%, over the same quarter last year primarily as a result of higher professional fees, loan collection expense and impairment charges on foreclosed property, in addition to lower deferrals of loan origination costs. These effects were partly offset by lower travel and entertainment expense.

For the first nine months of 2009, non-interest expense decreased $4.3 million, or .9%, compared to the same period in the previous year. As mentioned above, the previous period included a loss of $33.3 million related to the purchase of auction rate securities. During the first nine months of 2009, salaries and benefits expense grew $10.3 million, or 4.1%, due to merit increases and higher pension and medical costs. Full-time equivalent employees totaled 5,148 and 5,202 at September 30, 2009 and 2008, respectively. Occupancy expense decreased slightly, while equipment expense increased $610 thousand, or 3.3%, mainly due to higher data processing equipment depreciation expense. Supplies and communication expense decreased $1.6 million, or 5.8%, as a result of lower courier service and supplies expense, partly offset by higher data network expense. Data processing and software costs grew $2.9 million, or 6.9%, due to several new software and servicing systems. Marketing expense decreased $1.6 million, or 10.0%. FDIC deposit insurance increased $20.4 million due to higher insurance rates assessed, which included costs for a special assessment of $8.0 million in the second quarter of 2009. As mentioned above, a reduction of $2.5 million in Visa indemnification costs was recorded in the first nine months of 2009, compared to a net reduction of $5.9 million during the same period in 2008. These reductions to the Company’s indemnification obligation were recorded as additional funds were contributed by Visa to its litigation escrow account. Other non-interest expense decreased $5.4 million, or 9.8%, partly due to declines in travel and entertainment expense and impairment charges on foreclosed property. Other decreases occurred in leased asset depreciation expense and recruiting expense, which were partly offset by a decline in loan origination cost deferrals.

Costs for FDIC deposit insurance have risen substantially in the first nine months of 2009. The Company expects this trend to continue as the banking industry is assessed higher costs to replenish the FDIC insurance fund, which has been depleted by the recent high levels of bank failures across the country. The Company expects to incur total annual expense of approximately $27 million during 2009 as a result of normal deposit premiums and special assessments, which would be higher than 2008 expense by $25 million. The FDIC is currently proposing to require insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and subsequent years 2010 through 2012. Under the proposal, a cash payment by the Company would be required on December 30, 2009. The amount of the payment would be recorded as an asset and reduced each quarter as the Company’s regular quarterly assessments come due and are expensed. Under the proposed terms, the Company expects to pay approximately $70 million on December 30, 2009.

Provision and Allowance for Loan Losses

				Nine Months Ended
	Three Months Ended			September 30
	Sept. 30	June 30	Sept. 30
(In thousands)	2009	2009	2008	2009	2008

Provision for loan losses	$35,361	$41,166	$29,567	$119,695	$67,567

Net loan charge-offs (recoveries):
Business	4,626	2,378	1,775	10,846	2,315
Real estate-construction and land	4,463	10,373	1,217	24,062	2,194
Real estate-business	1,253	1,033	257	3,062	1,198
Consumer credit card	12,577	13,214	8,314	36,554	22,842
Consumer	6,522	8,476	6,060	24,331	14,546
Home equity	233	96	208	629	338
Student	2	2	—	4	—
Real estate-personal	797	215	182	1,557	356
Overdrafts	423	246	721	803	1,333

Total net loan charge-offs	$30,896	$36,033	$18,734	$101,848	$45,122

				Nine Months Ended
	Three Months Ended			September 30
	Sept. 30	June 30	Sept. 30
	2009	2009	2008	2009	2008

Annualized net loan charge-offs*:
Business	.61%	.29%	.20%	.45%	.09%
Real estate-construction and land	2.53	5.54	.69	4.26	.42
Real estate-business	.23	.19	.04	.19	.07
Consumer credit card	6.85	7.60	4.19	6.79	3.92
Consumer	1.82	2.27	1.40	2.17	1.16
Home equity	.19	.08	.17	.17	.10
Real estate-personal	.20	.05	.05	.13	.03
Overdrafts	14.87	11.47	23.17	11.38	14.37

Total annualized net loan charge-offs	1.17%	1.33%	.68%	1.26%	.55%

*	as a percentage of average loans (excluding loans held for sale)

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

Net loan charge-offs for the third quarter of 2009 amounted to $30.9 million, compared with $36.0 million in the prior quarter and $18.7 million in the third quarter of last year. The decrease in net charge-offs in the third quarter of 2009 compared to the previous quarter was mainly due to a $5.9 million decline in construction and land loan losses, coupled with lower consumer banking losses of $2.0 million and lower consumer credit card losses. Net loan charge-offs on business loans increased by $2.2 million over the previous quarter. During the third quarter of 2009, net loan charge-offs on construction and land loans totaled $4.5 million, compared to $10.4 million in the previous quarter and $1.2 million in the third quarter of 2008. Consumer credit card net charge-offs totaled $12.6 million during the third quarter of 2009 compared to $13.2 million in the previous quarter and $8.3 million in the third quarter of 2008. Consumer loan net charge-offs totaled $6.5 million in the current quarter compared to $8.5 million in the previous quarter and $6.1 million in the third quarter of 2008. Included in the consumer net charge-offs were marine and recreational vehicle loan losses of $4.6 million in the third quarter of 2009, $5.7 million in the second quarter of 2009 and $3.8 million in the third quarter of 2008. Combined net loan charge-offs for business, business real estate, and construction loans totaled $10.3 million in the current quarter, compared to $13.8 million in each of the first and second quarters of 2009.

The ratio of annualized total net loan charge-offs to total average loans was 1.17%, compared to 1.33% in the previous quarter and .68% in the third quarter of last year. For the third quarter of 2009, annualized net charge-offs on average construction and land loans were 2.53% compared with 5.54% in the previous quarter and .69% in the same period last year. Additionally, annualized net charge-offs on average consumer credit card loans were 6.85% in the current quarter, compared with 7.60% in the previous quarter and 4.19% in the same period last year. Consumer loan annualized net charge-offs for the quarter amounted to 1.82% of average consumer loans, compared to 2.27% in the previous quarter and 1.40% in the same quarter last year.

The provision for loan losses for the third quarter of 2009 totaled $35.4 million, which was a $5.8 million decrease compared to the previous quarter and a $5.8 million increase compared to the third quarter of 2008. The amount of the provision in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. The provision in the current quarter was influenced by higher incurred losses within the loan portfolio and an increase in classified loans (mainly non-accrual loans) stemming from increasing risk in the broader economy, but partly offset by lower overall loan balances.

Net charge-offs during the first nine months of 2009 were $101.8 million compared to $45.1 million in the same period of 2008. The increase occurred because of higher losses in most loan categories. The provision for loan losses was $119.7 million in the first nine months of 2009 compared to $67.6 million in the same period in 2008. The provision for loan losses in the first nine months exceeded net loan charge-offs in the same period by $17.8 million, which resulted in a corresponding increase in the allowance for loan losses.

The allowance for loan losses at September 30, 2009 amounted to $190.5 million, or 1.85% of total loans (excluding loans held for sale) compared to $172.6 million, or 1.53%, at December 31, 2008 and $156.0 million, or 1.42%, at September 30, 2008. The increase in the allowance compared to previous periods resulted primarily from provisions exceeding net charge-offs. Higher levels of consumer credit card losses, coupled with growth in the watch list were the main reasons for the increase in the balance of the allowance for loan losses. At September 30, 2009, the allowance for loan loss balances was 157% of total non-accrual loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2009.

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

	September 30	June 30	December 31
(Dollars in thousands)	2009	2009	2008

Non-accrual loans:
Business	$24,067	$18,369	$4,007
Real estate – construction and land	67,395	75,579	48,871
Real estate – business	19,917	20,948	13,137
Real estate – personal	10,232	7,634	6,794
Consumer	87	118	87

Total non-accrual loans	121,698	122,648	72,896

Foreclosed real estate	7,535	9,039	6,181

Total non-performing assets	$129,233	$131,687	$79,077

Non-performing assets as a percentage of total loans	1.26%	1.23%	.70%
Non-performing assets as a percentage of total assets	.72%	.74%	.45%

Loans past due 90 days and still accruing interest:
Business	$3,873	$1,534	$1,459
Real estate – construction and land	1,775	138	466
Real estate – business	2,380	—	1,472
Real estate – personal	4,233	4,964	4,717
Consumer	1,991	1,422	3,478
Home equity	871	535	440
Student	15,622	16,652	14,018
Consumer credit card	14,869	14,723	13,914

Total loans past due 90 days and still accruing interest	$45,614	$39,968	$39,964

Non-accrual loans, which are also considered impaired, totaled $121.7 million at September 30, 2009, and increased $48.8 million over amounts recorded at December 31, 2008. The increase over December 31, 2008 occurred mainly in business non-accrual loans, which increased $20.1 million, and in construction and land real estate non-accrual loans, which increased $18.5 million. These increases reflected weakening of the general economic environment and deterioration in the market conditions of the construction industry during 2009. The total non-accrual loan balance at September 30, 2009 was relatively flat compared with the balance at the previous quarter end, with some improvement in construction and land real estate non-accrual loans but higher levels in business loans and personal real estate loans. At September 30, 2009, non-accrual loans were comprised mainly of construction and land real estate loans (55.4%), business loans (19.8%) and business real estate loans (16.4%). At September 30, 2009, foreclosed real estate totaled $7.5 million, an increase of $1.4 million over the balance at December 31, 2008, but a decline of $1.5 million from June 30, 2009.

Loans whose terms have been modified in a troubled debt restructuring are generally placed on non-accrual status until a six-month payment history is sustained. Non-accrual loan balances at September 30, 2009 included $333 thousand of such loans.

Total loans past due 90 days or more and still accruing interest amounted to $45.6 million as of September 30, 2009, which included $15.3 million in guaranteed student loans that the Company intends to hold to maturity. The balance of loans 90 days past due or more increased $5.7 million at September 30, 2009 compared to the balance at December 31, 2008, and increased $5.6 million compared to the June 30, 2009 balance. The increase during the current quarter occurred mainly in business, business real estate, and construction and land loan delinquencies.

In addition to non-accrual loans, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms, which are shown in the table below. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Most of the $73.5 million increase during the current quarter occurred in business real estate loans, construction and land loans, and business loans (including lease and floorplan loans).

	September 30	June 30	December 31
(In thousands)	2009	2009	2008

Potential problem loans:
Business	$101,480	$84,870	$125,618
Real estate – construction and land	135,318	120,409	135,324
Real estate – business	109,220	69,199	41,821
Real estate – personal	15,196	13,639	13,642
Consumer	1,822	1,696	2,208
Home equity	871	536	440
Consumer credit card	15,648	15,684	14,666

Total potential problem loans	$379,555	$306,033	$333,719

Within the total loan portfolio, certain sectors are considered at higher risk due to their contractual features and collateral values that could increase credit exposure in the present economic environment. Additional information about the major types of loans in these categories and their risk features is provided as follows.

Real Estate – Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 6.7% of total loans outstanding at September 30, 2009.

	September 30		December 31
(In thousands)	2009	% of Total	2008	% of Total

Residential land and land development	$181,882	26.5%	$246,335	29.4%
Residential construction	127,964	18.6	141,405	16.9
Commercial land and land development	130,227	18.9	139,726	16.7
Commercial construction	247,755	36.0	309,903	37.0

Total real estate – construction and land loans	$687,828	100.0%	$837,369	100.0%

Real Estate – Business Loans

Total business real estate loans were $2.2 billion at September 30, 2009 and comprised 21.0% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 53% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

	September 30
(In thousands)	2009	% of Total

Owner-occupied	$1,134,297	52.5%
Industrial	124,117	5.8
Office	227,659	10.5
Retail	206,467	9.6
Multi-family	110,532	5.1
Farm	134,934	6.3
Hotels	76,328	3.5
Other	144,724	6.7

Total real estate – business loans	$2,159,058	100.0%

Real Estate – Personal Loans

Out of the Company’s $1.6 billion personal real estate loan portfolio, approximately 2.1% of the current outstandings are structured with interest only payments. Loans originated with interest only payments were not made to “qualify” the borrower for a lower payment amount. These loans are made to high net-worth borrowers and generally have low loan-to-value (LTV) ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. The Company has $99.6 million, or 7.7%, of loans in this portfolio with no insurance that also have an LTV greater than 80% as of September 30, 2009 compared to $135.2 million, or 9.9%, at December 31, 2008. The decrease was mainly due to increased customer refinancings. In order to reduce risk exposure, the Company does not offer option ARM or junior lien mortgage products.

Revolving Home Equity Loans

The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (95.8%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2009, the outstanding principal of loans with an LTV higher than 80% was $89.0 million compared to $94.3 million as of December 31, 2008. Also, the balances over 30 days past due with interest only payments within the revolving home equity loan portfolio amounted to $1.5 million at September 30, 2009 compared to $1.2 million at the end of 2008.

Fixed Rate Home Equity Loans

The Company also offers a fixed rate home equity loan product, typically for home repair or remodeling. This product is an alternative for individuals who want to finance a specific project or purchase, and decide to lock in a specific monthly payment over a defined period. This portfolio of loans totaled $132.8 million and $151.4 million at September 30, 2009 and December 31, 2008, respectively. At the end of the third quarter of 2009, $46.3 million of this portfolio had an LTV over 80%, down from $56.2 million at the end of 2008.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, less than 5% of the outstanding balance have interest only payments. During 2008, the Company substantially ceased offering products with LTV ratios over 90%. As a result, only $619 thousand in new loans were written with LTV ratios over 90% during the first nine months of 2009, compared to $20.0 million during the full year of 2008.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in the first nine months of 2009 of $1.6 million, $629 thousand and $715 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime loan products, which is defined as those offerings made to customers with a FICO score below 650, and has purchased no brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised of passenger vehicles, marine, and recreational vehicles (RV). Outstanding balances for these loans were $1.1 billion and $1.3 billion at September 30, 2009 and December 31, 2008, respectively. The balances over 30 days past due amounted to $20.3 million at September 30, 2009 compared to $28.3 million at the end of 2008. For the nine months ended September 30, 2009, $11.0 million of new loans in these product lines were originated, compared to $492.3 million during 2008. The Company experienced rapid growth in marine and RV loans outstanding during 2006 through 2008, and the majority of these loans were outside the Company’s basic five state branch network. Due to the continued weakening credit and economic conditions, this loan product offering was curtailed in mid 2008.

Additionally, the Company offers low introductory “teaser” rates on selected consumer credit card products. Out of a portfolio at September 30, 2009 of $765.4 million in consumer credit card loans outstanding, approximately $127.0 million, or 16.6%, carried a low introductory rate. Within the next three months, $20.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Income Taxes

Income tax expense was $23.4 million in the third quarter of 2009, compared to $15.3 million in the second quarter of 2009 and $9.5 million in the third quarter of 2008. The Company’s effective income tax rate, including the effect of non-controlling interest, was 31.2% in the third quarter of 2009, compared with 29.2% in the second quarter of 2009 and 27.9% in the third quarter of 2008. Income tax expense was $52.3 million in the first nine months of 2009 compared to $67.3 million in the same period last year, resulting in effective income tax rates, including the effect of non-controlling interest, of 30.4% and 31.7%, respectively. Effective tax rates were higher in the third quarter of 2009 compared to the third quarter of 2008 due to changes in the mix of taxable and non-taxable income on higher pre-tax income. However, effective tax rates were lower in the nine months ended September 30, 2009 compared to same period in 2008 due to changes in the mix of taxable and non-taxable income on lower pre-tax income.

Financial Condition

Balance Sheet

Total assets of the Company were $18.0 billion at September 30, 2009 compared to $17.5 billion at December 31, 2008. Earning assets (excluding fair value adjustments on investment securities) amounted to $16.8 billion at September 30, 2009, consisting of 62.9% in loans and 36.3% in investment securities, compared to $16.2 billion at December 31, 2008.

At September 30, 2009, total loans, excluding loans held for sale, decreased $1.0 billion, or 8.9%, compared with balances at December 31, 2008. The decrease occurred primarily in business, construction and consumer loans. Business loans declined $526.0 million as customers have reacted to the difficult economy by reducing line of credit usage or overall debt levels. Construction loans declined $149.5 million as a result of a decline in both commercial and residential construction lending. Consumer loans declined $225.4 million as loan principal pay-downs exceeded new loan originations for these products. Also, beginning in the third quarter of 2008, the Company ceased most marine and RV lending in the consumer loan portfolio. Personal real estate loan totals declined $77.6 million due to lower origination activity, while consumer credit card loan balances declined $14.3 million due to reduced marketing efforts for new card balances, coupled with reductions in debt loads by consumers in reaction to the economy.

Available for sale investment securities, excluding fair value adjustments, increased $2.3 billion at September 30, 2009 compared to December 31, 2008. This increase mainly resulted from investing the proceeds of both deposit growth and reductions in loans during the first nine months of 2009 in fixed income securities. For the first nine months of 2009, total purchases of available for sale securities were $3.3 billion, and included purchases of $1.1 billion of agency mortgage-backed securities, $1.2 billion of other asset-backed securities, $320.9 million of state and municipal securities and $369.9 million of TIPS.

Federal funds sold and securities purchased under agreements to resell decreased $156.9 million, or 92.6%, from December 31, 2008. The nine month average balance of federal funds sold and securities purchased under agreements to resell decreased $388.6 million, or 87.5%, from the first nine months of 2008. Approximately 76.0% of this reduction was due to a decrease in securities purchased under agreements to resell.

Interest earning deposits with banks, representing balances with the Federal Reserve Bank, totaled $118.7 million at September 30, 2009, representing a decline of $519.4 million, or 81.4%, from balances at December 31, 2008. The decline was part of the Company’s plan to reinvest such balances in its investment securities portfolio in order to improve earning asset yields.

Deposits at September 30, 2009 totaled $13.8 billion, a $946.1 million, or 7.3%, increase compared to $12.9 billion at December 31, 2008. This increase was primarily due to higher interest bearing demand deposits (savings, interest checking and money market accounts), which increased $1.1 billion, or 14.0%. Total certificate of deposit balances decreased $260.1 million, or 6.7%, from balances at the previous year end. During the current quarter, the Company reduced rates on certain short-term jumbo corporate certificates of deposit because of improving liquidity, which resulted in a decline of $100.9 million in such balances at September 30, 2009 compared to June 30, 2009.

At September 30, 2009, overnight borrowings of federal funds purchased and securities sold under agreements to repurchase increased $103.7 million, or 10.1%, over year end balances, mainly in federal funds purchased. However, average overnight borrowings decreased $506.7 million, or 34.4%, during the first nine months of 2009. Other longer term borrowings decreased $925.8 million, or 53.0%, from December 31, 2008. This decrease was mainly the result of a decline of $225.8 million in advances from the FHLB, coupled with a decline of $700.0 million in borrowings under the Federal Reserve’s TAF, which matured in the first quarter of 2009 and were not renewed.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell, and balances at the Federal Reserve Bank, as follows:

	September 30	June 30	December 31
(In thousands)	2009	2009	2008

Liquid assets:
Federal funds sold	$12,620	$30,155	$59,475
Securities purchased under agreements to resell	—	10,000	110,000
Available for sale investment securities	6,075,632	5,156,343	3,630,753
Balances at the Federal Reserve Bank	118,745	8,318	638,158

Total	$6,206,997	$5,204,816	$4,438,386

Federal funds sold and securities purchased under agreements to resell totaled $12.6 million at September 30, 2009. These investments normally have overnight maturities and are used for general daily liquidity purposes. Balances at the Federal Reserve Bank, which also have overnight maturities, totaled $118.7 million at September 30, 2009. The Federal Reserve Bank began paying interest on these balances in the fourth quarter of 2008, at interest rates generally in the range of 0 – 25 basis points during 2009. The Company maintained substantially lower balances at the Federal Reserve Bank during most of 2009, as compared to levels at December 31, 2008, but increased these balances during the current quarter due to excess liquidity. The fair value of the available for sale investment portfolio was $6.1 billion at September 30, 2009, and the growth shown in the table above also reflects increasing liquidity. The fair value of the portfolio at September 30, 2009 included an unrealized net gain of $106.4 million. The total net gain included a $34.2 million unrealized gain on common stock held by the Parent. Additional unrealized gains in the bank portfolio included $23.1 million on state and municipal obligations, $17.0 million on corporate debt, and $20.0 million on mortgage and asset-backed securities. The portfolio includes maturities of approximately $1.2 billion over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At September 30, 2009, total investment securities pledged for these purposes were as follows:

September 30
(In thousands)	2009

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$745,689
FHLB borrowings and letters of credit	412,364
Securities sold under agreements to repurchase	1,304,928
Other deposits	769,246

Total pledged, at fair value	$3,232,227

Total unpledged and available for pledging, at fair value	$2,589,463

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2009, such deposits totaled $10.2 billion and represented 73.6% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.6 billion at September 30, 2009. These accounts are normally considered more volatile and higher costing, and comprised 11.9% of total deposits at September 30, 2009.

	September 30	June 30	December 31
(In thousands)	2009	2009	2008

Core deposit base:
Non-interest bearing demand	$1,512,529	$1,517,398	$1,375,000
Interest checking	560,700	591,257	700,714
Savings and money market	8,118,285	7,690,395	6,909,592

Total	$10,191,514	$9,799,050	$8,985,306

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the Federal Reserve Bank and FHLB, as follows:

	September 30	June 30	December 31
(In thousands)	2009	2009	2008

Borrowings:
Federal funds purchased	$253,290	$296,755	$24,900
Securities sold under agreements to repurchase	876,903	877,366	1,001,637
FHLB advances	799,935	825,085	1,025,721
Subordinated debentures	14,310	14,310	14,310
Term auction facility	—	—	700,000
Other long-term debt	7,696	7,713	7,750

Total	$1,952,134	$2,021,229	$2,774,318

Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.1 billion at September 30, 2009. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $376.9 million at September 30, 2009, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through its TAF or the discount window, although no such borrowings were outstanding at the current quarter end. The Company also borrows on a secured basis through advances from the FHLB, which totaled $799.9 million at September 30, 2009. Most of these advances have fixed interest rates and mature during 2009 through 2017. In addition, the Company has $14.3 million in outstanding subordinated debentures issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts. Other outstanding long-term borrowings relate mainly to the Company’s leasing activities and private equity investments.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from either the discount window or the TAF. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2009:

	September 30, 2009
		Federal
(In thousands)	FHLB	Reserve

Total collateral value pledged	$2,467,492	$1,443,618
Advances outstanding	(799,935)	—
Letters of credit issued	(734,019)	—

Available for future advances	$933,538	$1,443,618

In addition to those mentioned above, several other sources of liquidity are available. The Company has strong long-term deposit ratings from Moody’s and Standard & Poor’s of Aa2 and A+, respectively. Additionally, its sound commercial paper rating of A-1 from Standard & Poor’s and short-term rating of P-1 from Moody’s would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. Neither the Parent nor its banking subsidiary has any subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Financing may also include the issuance of common or preferred stock. As mentioned in Note 8 on Common Stock and as discussed further below, the Company recently concluded an equity distribution program pursuant to which the Company sold shares of common stock having aggregate gross sales proceeds of $100.0 million.

Cash and cash equivalents (defined as “Cash and due from banks”, “Federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying balance sheets) was $474.3 million at September 30, 2009 compared to $1.3 billion at December 31, 2008. The $825.0 million decline includes changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for September 30, 2009. Operating activities include net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first nine months of 2009, operating activities provided cash of $334.7 million. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $1.4 billion. Most of the cash outflow was due to $3.3 billion in purchases of investment securities, partly offset by $1.0 billion in proceeds from securities sales, maturities and pay downs and an $898.7 million decline in the loan portfolio. Financing activities provided cash of $240.7 million, resulting from increases of $1.0 billion in deposit accounts and $103.7 million in federal funds purchased and securities sold under agreements to repurchase. In addition, activity in the Company’s common stock provided cash of $100.1 million, primarily due to the equity offering discussed below. These cash inflows were partly offset by decreases of $700.0 million in TAF borrowings and $225.8 million in FHLB advances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for
	September 30	December 31	Well-Capitalized
(Dollars in thousands)	2009	2008	Banks

Risk-adjusted assets	$13,175,876	$13,834,161
Tier I risk-based capital	1,682,060	1,510,959
Total risk-based capital	1,862,483	1,702,916
Tier I risk-based capital ratio	12.77%	10.92%	6.00%
Total risk-based capital ratio	14.14%	12.31%	10.00%
Tier I leverage ratio	9.65%	9.06%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. In 2008, the Company elected to cease market purchases of treasury stock and preserve its cash and capital position. Accordingly, during the quarter ended September 30, 2009 the Company purchased only 2,169 shares of treasury stock, in conjunction with its equity compensation plan, at an average cost of $32.89 per share. At September 30, 2009, 2,863,458 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company increased its per share cash dividend to $.240 in the first quarter of 2009, an increase of .8% compared to the fourth quarter of 2008, and maintained the same dividend payout in the second and third quarters of 2009.

Common Equity Offering

On February 27, 2009, the Company entered into an equity distribution agreement with a broker dealer, acting as the Company’s sales agent, relating to the offering of the Company’s common stock having aggregate gross sales proceeds of up to $200 million. This offering was described in a prospectus supplement, including the associated base prospectus, which the Company filed with the Securities and Exchange Commission on February 27, 2009.

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

During the period July 1 through July 28, 2009, 1,845,621 shares were issued under this offering. Gross proceeds from these sales were $63.6 million, with an average sale price of $34.48 per share. Commissions paid to the sales agent for the sale of these shares were $955 thousand. After payment of commissions and SEC, legal and accounting fees relating to the offering, net proceeds during the third quarter of 2009 totaled $62.7 million, with average net sale proceeds of $33.96 per share.

Total shares sold under the offering amounted to 2,894,773. Total gross proceeds for the entire offering were $100.0 million, with an average sale price of $34.55 per share, and total commissions paid to the sales agent for the sale of these shares were $1.5 million. After payment of commissions and SEC, legal and accounting fees relating to the offering, net proceeds for the entire offering totaled $98.2 million, with average net sale proceeds of $33.91 per share.

Commitments and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2009 totaled $7.1 billion (including approximately $3.3 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $412.7 million and $20.8 million, respectively, at September 30, 2009. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.1 million at September 30, 2009. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

The Company periodically purchases various state tax credits arising from third-party property redevelopment. Most of the tax credits are resold to third parties, although some may be retained for use by the Company. During the first nine months of 2009, purchases and sales of tax credits amounted to $29.9 million and $29.8 million, respectively, and at September 30, 2009, outstanding purchase commitments totaled $101.8 million. The Company has additional funding commitments arising from several investments in private equity concerns, classified as non-marketable investment securities in the accompanying consolidated balance sheets, amounting to $1.5 million at September 30, 2009. The Company also has unfunded commitments relating to its investments in low-income housing partnerships, which amounted to $3.3 million at September 30, 2009.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2009 and 2008. In the first quarter of 2009, selected business units were realigned between reporting segments so that brokerage services and Private Banking accounts were moved from Consumer to Money Management, while portions of indirect lending were moved from Commercial to the Consumer segment. The information presented below for 2008 has been revised to incorporate these changes in order to provide comparable data.

			Money	Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Management	Totals	Elimination	Totals

Nine Months Ended September 30, 2009:
Net interest income	$262,721	$186,275	$31,415	$480,411	$(9,412)	$470,999
Provision for loan losses	(62,255)	(39,348)	(199)	(101,802)	(17,893)	(119,695)
Non-interest income	118,879	84,047	87,110	290,036	3,092	293,128
Investment securities losses, net	—	—	—	—	(5,870)	(5,870)
Non-interest expense	(227,704)	(143,737)	(80,284)	(451,725)	(15,661)	(467,386)

Income before income taxes	$91,641	$87,237	$38,042	$216,920	$(45,744)	$171,176

Nine Months Ended September 30, 2008:
Net interest income	$241,790	$150,540	$26,945	$419,275	$17,175	$436,450
Provision for loan losses	(39,235)	(5,883)	(167)	(45,285)	(22,282)	(67,567)
Non-interest income	117,352	80,216	85,747	283,315	7,171	290,486
Investment securities gains, net	—	—	—	—	25,480	25,480
Non-interest expense	(214,132)	(135,539)	(106,864)	(456,535)	(15,157)	(471,692)

Income before income taxes	$105,775	$89,334	$5,661	$200,770	$12,387	$213,157

Increase (decrease) in income before income taxes:

Amount	$(14,134)	$(2,097)	$32,381	$16,150	$(58,131)	$(41,981)

Percent	(13.4)%	(2.3)%	572.0%	8.0%	N.M.	(19.7)%

Consumer

For the nine months ended September 30, 2009, income before income taxes in the Consumer segment decreased $14.1 million, or 13.4%, from the first nine months of 2008. The decline in profitability was mainly due to an increase of $23.0 million in the provision for loan losses and an increase of $13.6 million in non-interest expense, which were partly offset by higher net interest income of $20.9 million. The increase in net interest income resulted mainly from a $42.3 million decrease in deposit interest expense, partly offset by a decline of $9.2 million in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios and a $12.1 million decrease in loan interest income. The increase in the provision for loan losses resulted from higher net loan charge-offs, occurring mainly in consumer credit card, marine and RV, and other consumer loans. An increase of $1.5 million, or 1.3%, in non-interest income resulted mainly from higher gains on the sales of student loans and an increase in mortgage banking revenue. These increases were partly offset by declines in overdraft charges and bank card fees, coupled with higher losses on the disposal of assets acquired through foreclosure. Non-interest expense grew $13.6 million, or 6.3%, over the previous year due to higher FDIC insurance expense and data processing costs, partly offset by lower bank card servicing expense.

Commercial

For the nine months ended September 30, 2009, income before taxes in the Commercial segment decreased $2.1 million, or 2.3%, compared to the same period in the previous year. The decrease was mainly due to a higher provision for loan losses and an increase in non-interest expense, but was partly offset by higher net interest income. Net interest income increased $35.7 million, or 23.7%, due to lower net allocated funding costs of $95.0 million and a decrease in deposit interest expense of $5.3 million, which were partly offset by a $64.6 million decline in loan interest income. The increase in the provision for loan losses resulted from a $21.9 million increase in construction and land loan net charge-offs and a $5.6 million increase in business loan net charge-offs. Non-interest income increased by $3.8 million over the previous year and included higher cash management fees, bank card fees (mainly corporate card) and loan commitment fees, partly offset by lower equipment rental income and cash sweep commissions. Non-interest expense increased $8.2 million, or 6.0%, over the previous year, mainly due to higher FDIC insurance expense, salaries and benefits expense, and allocated cash management charges. These increases were partly offset by lower impairment charges on foreclosed property.

Money Management

Money Management segment pre-tax profitability for the nine months ended September 30, 2009 increased $32.4 million over the same period in the previous year. The profitability increase was the result of a $26.6 million decline in non-interest expense, which was mainly due to a non-cash loss of $33.0 million related to the Company’s purchase of auction rate securities from Capital Markets customers recorded in the third quarter of 2008. Partly offsetting this decline in expense were increases in FDIC insurance costs, allocated processing costs, and salaries and benefits expense. Net interest income increased $4.5 million, or 16.6%, largely due to a $9.5 million decline in deposit interest expense, primarily on short-term jumbo certificates of deposit, and a $7.2 million decline in overnight borrowings expense. These effects were partly offset by a $9.5 million decrease in assigned net funding credits and a $2.2 million decrease in loan interest income. Non-interest income increased $1.4 million, or 1.6%, over the prior year due to higher bond trading income, partly offset by lower trust fee income and cash sweep commissions.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the excess of the total provision over charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was lower than in the previous period by $58.1 million. This decline was partly due to securities gains of $22.2 million recorded in 2008, and adjustments to a Visa litigation accrual, which increased expense by $3.4 million. Both items are related to the bank subsidiary’s former membership in Visa, and its organizational restructuring and public offering in previous years. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, declined $26.6 million.

Impact of Recently Issued Accounting Standards

Fair Value Measurements The Company adopted new accounting guidance for determining fair value, issued by the Financial Accounting Standards Board (FASB), on January 1, 2008. Under this guidance, fair value is defined as a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that provides the highest priority to measurements using quoted prices in active markets and the lowest priority to measurements based on unobservable data. No new fair value measurements are required. The guidance for initial recognition of fair value for certain derivative contracts held by the Company was modified. Former accounting guidance precluded immediate recognition in earnings of an unrealized gain or loss, measured as the difference between the transaction price and fair value of these instruments at initial recognition. This guidance was nullified and in accordance with the new recognition requirements, the Company increased equity by $903 thousand on January 1, 2008.

In April 2009, the FASB issued additional guidance on reliance on transaction prices or quoted prices when estimating fair value when market volume and activity have significantly decreased. The guidance reaffirms the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It provides a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted the guidance in March 2009, and its application did not result in a change in valuation techniques and related inputs.

Business Combinations In December 2007, the FASB issued guidance which, while retaining the fundamental requirements of the acquisition method of accounting for business combinations, broadened the scope and improved the application of this method. Under the new guidance, the acquirer in a business combination must recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The recognition at the acquisition date of an allowance for loan losses on acquired loans was eliminated, as credit-related factors are now incorporated directly into the fair value of the loans. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. The guidance also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired. For business combinations achieved in stages (step acquisitions), the assets and liabilities must be recognized at the full amounts of their fair values, while under former guidance the entity was acquired in a series of purchases, with costs and fair values being identified and measured at each step. The new accounting requirements apply to business combinations occurring after January 1, 2009.

Noncontrolling Interests Also in December 2007, the FASB issued guidance which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. A single method of accounting exists for changes in a parent’s ownership interest if the parent retains its controlling interest, deeming these to be equity transactions. Such changes include the parent’s purchases and sales of ownership interests in its subsidiary and the subsidiary’s acquisition and issuance of its ownership interests. The parent must recognize a gain or loss in net income when a subsidiary is deconsolidated. The guidance changed the way the consolidated income statement is presented, requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure of these amounts on the face of the consolidated statement of income. The guidance was effective on January 1, 2009, and its adoption did not have a significant effect on the Company’s consolidated financial statements.

Earnings per Share In June 2008, the FASB issued guidance which defined unvested stock awards which contain nonforfeitable rights to dividends as securities which participate in undistributed earnings. Such participating securities must be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company was required to apply the two-class method to its computation of earnings per share effective January 1, 2009, and its application did not have a significant effect on the computation of earnings per share attributable to common shareholders.

Benefit Plans In December 2008, the FASB expanded its disclosure requirements about pension and other postretirement benefit plan assets. These disclosures, for each major asset category, include fair value measurements, valuation techniques, risk concentrations, and rate of return assumptions. Information about asset investment policies and strategies, such as investment goals and risk management practices, must also be provided. The new disclosures are required on an annual basis, effective with the December 31, 2009 financial statements.

Other-Than-Temporary Impairments In April 2009, the FASB issued new accounting guidance for the measurement and recognition of other-than-temporary impairment for debt securities. The guidance addresses how to evaluate whether an impairment of a debt security is other than temporary, determination of the amount of impairment to be recognized in earnings and other comprehensive income, and subsequent accounting for these securities. It requires a new presentation on the statement of earnings which shows the total impairment, offset for that amount considered noncredit-related and recognized in other comprehensive income. Various additional disclosures are required for investments in an unrealized loss position, in addition to information about the methodologies and inputs used in calculating the portion of impairment recognized in earnings. The Company adopted the new guidance in March 2009, and has presented the required disclosures in Note 4 on Investment Securities in the accompanying consolidated financial statements.

Subsequent Events The FASB issued guidance in May 2009 for accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which they should be recognized. The guidance was effective with the June 30, 2009 financial statements, and its application did not have a significant effect on the Company’s financial statements.

Accounting for Transfers of Financial Assets The FASB issued additional guidance in June 2009 with the objective of providing greater transparency about transfers of financial assets and a transferor’s continuing involvement. The new guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire original financial asset, or when the transferor has continuing involvement with the transferred asset. It establishes conditions for reporting a transfer of a portion of a financial asset as a sale. Also, it eliminates the exception for qualifying special purpose entities from consolidation guidance, and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The new accounting requirements must be applied to transactions occurring on or after January 1, 2010. The Company does not expect their adoption to have a significant effect on its financial statements.

Variable Interest Entities In June 2009, the FASB issued new accounting guidance related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact its economic performance and the obligation to absorb its losses or the right to receive its benefits. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The guidance is effective on January 1, 2010, and the Company does not expect its adoption to have a significant effect on its financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended September 30, 2009 and 2008

	Third Quarter 2009			Third Quarter 2008
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,019,018	$28,718	3.77%	$3,473,797	$41,031	4.70%
Real estate – construction and land	698,876	6,589	3.74	698,420	8,393	4.78
Real estate – business	2,147,094	27,280	5.04	2,324,683	33,879	5.80
Real estate – personal	1,577,908	21,392	5.38	1,508,736	21,805	5.75
Consumer	1,423,911	25,083	6.99	1,717,075	30,533	7.07
Home equity	491,525	5,389	4.35	479,025	5,683	4.72
Student	341,516	2,039	2.37	—	—	—
Consumer credit card	728,547	23,129	12.60	790,303	21,369	10.76
Overdrafts	11,288	—	—	12,381	—	—

Total loans	10,439,683	139,619	5.31	11,004,420	162,693	5.88

Loans held for sale	293,636	1,445	1.95	352,283	3,774	4.26
Investment securities:
U.S. government and federal agency	412,667	4,645	4.47	117,311	1,204	4.08
State and municipal obligations(A)	907,536	11,377	4.97	700,250	9,497	5.40
Mortgage and asset-backed securities	3,985,402	44,876	4.47	2,453,686	31,068	5.04
Other marketable securities(A)	194,802	2,554	5.20	81,552	663	3.23
Trading securities(A)	18,143	141	3.08	23,278	217	3.71
Non-marketable securities(A)	134,422	1,687	4.98	144,476	2,117	5.83

Total investment securities	5,652,972	65,280	4.58	3,520,553	44,766	5.06

Federal funds sold and securities purchased under agreements to resell	31,360	52	.66	419,628	2,125	2.01
Interest earning deposits with banks	203,954	120	.23	—	—	—

Total interest earning assets	16,621,605	206,516	4.93	15,296,884	213,358	5.55

Less allowance for loan losses	(185,910)			(144,174)
Unrealized gain on investment securities	40,594			17,356
Cash and due from banks	357,562			464,422
Land, buildings and equipment, net	411,110			411,578
Other assets	362,786			341,033

Total assets	$17,607,747			$16,387,099

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$443,263	168	.15	$410,201	321	.31
Interest checking and money market	8,653,109	7,527	.35	7,498,605	14,481	.77
Time open & C.D.’s of less than $100,000	2,107,778	13,485	2.54	2,041,276	16,128	3.14
Time open & C.D.’s of $100,000 and over	1,785,414	8,431	1.87	1,554,804	11,542	2.95

Total interest bearing deposits	12,989,564	29,611	.90	11,504,886	42,472	1.47

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	937,728	816	.35	1,368,050	5,417	1.58
Other borrowings(B)	833,189	7,681	3.66	1,103,224	10,011	3.61

Total borrowings	1,770,917	8,497	1.90	2,471,274	15,428	2.48

Total interest bearing liabilities	14,760,481	38,108	1.02%	13,976,160	57,900	1.65%

Non-interest bearing demand deposits	877,500			668,191
Other liabilities	185,916			123,168
Equity	1,783,850			1,619,580

Total liabilities and equity	$17,607,747			$16,387,099

Net interest margin (T/E)		$168,408			$155,458

Net yield on interest earning assets			4.02%			4.04%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 2009 and 2008

	Nine Months 2009			Nine Months 2008
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,205,237	$89,448	3.73%	$3,509,030	$132,150	5.03%
Real estate – construction and land	755,000	19,863	3.52	694,119	26,783	5.15
Real estate – business	2,154,082	81,578	5.06	2,280,431	103,853	6.08
Real estate – personal	1,598,231	66,351	5.55	1,515,084	66,310	5.85
Consumer	1,499,821	77,705	6.93	1,676,139	90,131	7.18
Home equity	498,094	16,124	4.33	468,060	18,273	5.21
Student	347,424	7,520	2.89	—	—	—
Consumer credit card	720,178	66,769	12.40	779,025	62,265	10.68
Overdrafts	9,437	—	—	12,387	—	—

Total loans	10,787,504	425,358	5.27	10,934,275	499,765	6.11

Loans held for sale	423,012	6,840	2.16	332,134	11,314	4.55
Investment securities:
U.S. government and federal agency	236,100	7,036	3.98	206,627	6,336	4.10
State and municipal obligations(A)	854,306	32,620	5.10	590,902	24,490	5.54
Mortgage and asset-backed securities	3,491,197	123,520	4.73	2,449,704	92,026	5.02
Other marketable securities(A)	176,942	7,204	5.44	107,434	2,954	3.67
Trading securities(A)	17,999	414	3.08	31,834	1,148	4.82
Non-marketable securities(A)	137,999	4,371	4.23	128,525	5,558	5.78

Total investment securities	4,914,543	175,165	4.77	3,515,026	132,512	5.04

Federal funds sold and securities purchased under agreements to resell	55,413	202	.49	444,042	7,790	2.34
Interest earning deposits with banks	337,711	622	.25	—	—	—

Total interest earning assets	16,518,183	608,187	4.92	15,225,477	651,381	5.71

Less allowance for loan losses	(179,060)			(140,166)
Unrealized gain (loss) on investment securities	(6,651)			39,898
Cash and due from banks	364,176			460,038
Land, buildings and equipment, net	412,599			411,778
Other assets	350,416			343,106

Total assets	$17,459,663			$16,340,131

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$437,640	491	.15	$400,551	998	.33
Interest checking and money market	8,334,482	23,235	.37	7,363,577	48,771	.88
Time open & C.D.’s of less than $100,000	2,110,011	42,777	2.71	2,181,529	61,855	3.79
Time open & C.D.’s of $100,000 and over	1,959,601	29,646	2.02	1,576,578	42,728	3.62

Total interest bearing deposits	12,841,734	96,149	1.00	11,522,235	154,352	1.79

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	964,904	2,895	.40	1,471,561	23,051	2.09
Other borrowings(B)	970,119	24,470	3.37	944,516	26,368	3.73

Total borrowings	1,935,023	27,365	1.89	2,416,077	49,419	2.73

Total interest bearing liabilities	14,776,757	123,514	1.12%	13,938,312	203,771	1.95%

Non-interest bearing demand deposits	837,025			663,087
Other liabilities	162,984			145,728
Equity	1,682,897			1,593,004

Total liabilities and equity	$17,459,663			$16,340,131

Net interest margin (T/E)		$484,673			$447,610

Net yield on interest earning assets			3.92%			3.93%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

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

	September 30, 2009		June 30, 2009		December 31, 2008
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

300 basis points rising	$26.3	3.97%	$30.3	4.76%	$37.3	6.38%
200 basis points rising	21.4	3.23	25.3	3.98	30.6	5.23
100 basis points rising	12.1	1.83	15.8	2.48	18.1	3.10

As shown above, under the rising rate scenarios at September 30, 2009, net interest income would increase in a range of $12.1 million (100 basis point rising scenario) to $26.3 million (300 basis point rising scenario). The Company did not model a 100 basis point falling scenario due to the already low interest rate environment. Under rising rate models, the potential increase in net interest income is lower in the current quarter compared to the previous quarter and to December 31, 2008. During the third quarter of 2009, available for sale securities, most of which have fixed rates, increased $919.3 million, while period end loans, which are mainly variable rate assets, declined $487.8 million from June 30, 2009 totals, lowering somewhat the beneficial effect of rising rates. In addition to the change in earning assets, period end deposits grew this quarter by $134.5 million, mainly in money market deposit accounts, which have lower rates and are non-maturity. Also, certificate of deposit balances declined and re-priced to lower rates this quarter, lowering overall interest costs. These changes will help offset the effects of the higher fixed rate investment securities portfolio in a rising rate environment.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

July 1 – 31, 2009	1,620	$31.53	1,620	2,864,007
August 1 – 31, 2009	330	36.73	330	2,863,677
September 1 – 30, 2009	219	37.20	219	2,863,458

Total	2,169	$32.89	2,169	2,863,458

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At September 30, 2009, 2,863,458 shares remain available to be purchased under the current authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ James L. Swarts
James L. Swarts
Vice President & Secretary

Date: November 6, 2009

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 6, 2009

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002