Form 10-K
period 2009-12-31
COMMERCE BANCSHARES INC /MO/
filed 2010-02-26
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009 — Commission File No. 0-2989

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

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,065,000,000. As of February 10, 2010, there were 83,195,752 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2010 annual meeting of shareholders, which will be filed within 120 days of December 31, 2009, are incorporated by reference into Part III of this Report.

Commerce Bancshares, Inc.

Form 10-K

PART I

Item 1.	BUSINESS

General

Commerce Bancshares, Inc. (the “Company”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. The Company owns all of the outstanding capital stock of one national banking association, Commerce Bank, N.A. (the “Bank”), which is headquartered in Missouri. The Bank engages in general banking business, providing a broad range of retail, corporate, investment, trust, and asset management products and services to individuals and businesses. The Company also owns, directly or through the Bank, various non-banking subsidiaries. Their activities include underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the Bank), private equity investment, securities brokerage, mortgage banking, and leasing activities. The Company owns a second tier holding company that is the direct owner of the Bank. A list of the Company’s subsidiaries is included as Exhibit 21.

The Company is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2009, the Company had consolidated assets of $18.1 billion, loans of $10.5 billion, deposits of $14.2 billion, and equity of $1.9 billion. All of the Company’s operations conducted by subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings or securitizations.

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

The Bank’s facilities are located throughout Missouri, Kansas, and central Illinois, and in Tulsa, Oklahoma and Denver, Colorado. Its two largest markets include St. Louis and Kansas City, which serve as the central hubs for the entire company.

The markets the Bank serves, being located in the lower Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, aircraft and general manufacturing, health care, numerous service industries, food production, and agricultural production and related industries. In addition, several of the Illinois markets are located in areas with some of the most productive farmland in the world. The real estate lending operations of the Bank are centered in its lower Midwestern markets. Historically, these markets have generally tended to be less volatile than in other parts of the country. While the decline in the national real estate market resulted in significantly higher real estate loan losses during 2008 and 2009 for the banking industry, management believes the diversity and nature of the Bank’s markets has resulted in lower real estate loan losses in these markets and is a key factor in the Bank’s relatively lower loan loss levels.

The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company’s most recent acquisitions were in 2007, when it acquired the outstanding stock of South Tulsa Financial Corporation, located in Tulsa, Oklahoma, and Commerce Bank, located in Denver, Colorado. For additional information on acquisition and branch disposition activity, refer to page 74.

Operating Segments

The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, consumer debit and credit bank card activities, and student lending. It provides services through a network of 214 full-service branches, a widespread ATM network of 412 machines, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2009, this retail segment contributed 41% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit and cash management services. In 2009, it contributed 42% of total segment pre-tax income. The Wealth segment provides traditional trust and estate tax planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold to individuals and institutional investors through the Capital Markets Group, which is also included in this segment. At December 31, 2009, the Wealth segment managed investments with a market value of $12.8 billion and administered an additional $9.3 billion in non-managed assets. Additional information relating to operating segments can be found on pages 52 and 96.

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

In addition to its regulatory powers, the Federal Reserve Bank affects the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. government securities, changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These instruments are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets and the level of inflation. The monetary policies of the Federal Reserve have a significant effect on the operating results of financial institutions, most notably on the interest rate environment. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the financial statements of the Company.

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

Substantially all of the deposits of the Bank are insured up to the applicable limits by the Bank Insurance Fund of the FDIC. The Emergency Economic Stabilization Act of 2008 (discussed further under “Legislation”) temporarily increased the general depositor limit from $100,000 to $250,000, through December 31, 2013. During 2009, the Bank also participated in the FDIC’s Transaction Account Guarantee Program. Under that program, all non-interest bearing transaction accounts were fully guaranteed by the FDIC for the entire amount of the account. Coverage under this program was in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Effective January 1, 2010, the Bank no longer participates in the program, and depositor accounts are insured up to $250,000 under the FDIC’s general deposit insurance rules. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the federal deposit insurance funds. The Bank’s premiums had been relatively low prior to the 2008 economic crisis. These rose significantly in 2009 due to higher fees charged by the FDIC in order to replenish its insurance fund, which has been depleted by the recent high levels of bank failures across the country. The Bank’s FDIC expense, including its portion of an industry-wide special assessment, totaled $27.4 million in 2009, compared to $2.1 million in 2008. In late 2009, the FDIC Board ruled that insured institutions must prepay their quarterly risk-based assessments for the fourth quarter of 2009 and subsequent years 2010 through 2012, in order to cover the costs of future expected bank failures. The Bank’s pre-payment on December 30, 2009 totaled $68.7 million.

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

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2009, the Bank was “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 100.

Legislation

These laws and regulations are under constant review by various agencies and legislatures, and are subject to sweeping change. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act) contained major changes in laws that previously kept the banking industry largely separate from the securities and insurance industries. The GLB Act authorized the creation of a new kind of financial institution, known as a “financial holding company”, and a new kind of bank subsidiary, called a “financial subsidiary”, which may engage in a broader range of investment banking, insurance agency, brokerage, and underwriting activities. The GLB Act also included privacy provisions that limit banks’ abilities to disclose non-public information about customers to non-affiliated entities. Banking organizations are not required to become financial holding companies, but instead may continue to operate as bank holding companies, providing the same services they were authorized to provide prior to the enactment of the GLB Act. The Company currently operates as a bank holding company.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 was enacted in response to a global financial crisis spurred by frozen credit markets, institution failures and loss of investor confidence. Under the Act, the Troubled Asset Relief Program (TARP) was created, which authorized the U.S. Treasury department to spend up to $700 billion to purchase distressed assets and make capital injections into banks. The stated goal of TARP was to improve the liquidity of targeted illiquid, difficult-to-value assets by purchasing them from banks and other financial institutions, thus encouraging banks to resume lending again at levels seen before the crisis, loosening credit and improving the market order and investor confidence. The Company did not apply for TARP funds.

The FDIC’s Debt Guarantee Program allowed eligible financial institutions to issue senior unsecured debt whose principal and interest payments would be guaranteed by the FDIC. The Company did not issue debt under this program, which guaranteed debt issued on or before October 31, 2009 and maturing on or before December 31, 2012. The program has been extended through April 30, 2010 on a limited, emergency basis, which the Company does not expect to utilize.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (the Credit CARD Act) was signed into law in May 2009. It is comprehensive credit card legislation that aims to establish fair and transparent practices relating to open end consumer credit plans. The first phase of the legislation began in August 2009, under which the payment period (with no late fees) was extended from 14 days to 21 days, the advance warning period for significant changes to credit card accounts was extended from 15 days to 45 days, and opt-out provisions were made available to customers. A second phase began in February 2010, which includes provisions governing when rate increases can be applied on late accounts, requirements for clearer disclosures of terms before opening an account, prohibitions on charging over-limit fees and double-cycle billing, and various other restrictions. Additional rules will become effective in July 2010, which deal with interest rate reinstatements on former overdue accounts, and gift card expiration dates and inactivity fees.

In November 2009, the Federal Reserve announced that starting July 1, 2010, banks may not charge fees for paying overdrafts on ATM and debit card transactions unless the customer gives consent. Additional federal legislation has been introduced which would limit the number and amount of overdraft fees which banks can charge, prohibit ordering the posting of transactions to cause consumers to incur higher fees, prohibit non-sufficient funds fees on ATM or debit card transactions, and require banks to provide a consumer notice and opportunity to cancel transactions that would trigger an overdraft. The new regulations, including the Credit CARD Act, could result in lower fees earned on overdraft and credit card transactions.

In 2009 legislation was proposed by the President which could affect the way student loans are originated in the U.S. The proposed legislation would expand Pell Grants and Perkins Loan programs and require all colleges and universities to convert to direct lending programs with the U.S. government as of July 1, 2010. Currently, colleges and universities have the choice of participating in either direct lending with the U.S. government or a program whereby loans are originated by banks, but guaranteed by the U.S. government. Should this legislation ultimately be passed, the Company may not be able to continue its guaranteed student loan origination business.

Congress is considering sweeping legislation that would overhaul regulation of the financial services industry. The proposals include the creation of an independent Consumer Financial Protection Agency. The new agency would take consumer regulatory responsibility of financial products from other agencies and centralize it in one office. It would have the authority and accountability to supervise, examine, and enforce consumer financial protection laws, and any institution that provides consumer financial products would fall under its jurisdiction. The establishment of the proposed agency effectively separates two types of regulation: consumer protection and safety and soundness that are presently mutually reinforced within the existing agencies. This possible separation is of special concern to the financial industry, as it could result in weakening both of these aims. Other proposed legislation includes the creation of an agency to protect against systemic risk, the creation of a single Federal bank regulator, further regulation of the over-the-counter derivatives market, stricter capital and liquidity standards for large institutions, provisions for non-binding “say-on-pay” shareholder voting on executive compensation, and creation of a Securities and Exchange Commission (SEC) office with regulatory authority over credit rating agencies. Recent proposals from the administration include assessing fees totaling $170 billion against larger banks (those with assets in excess of $50 billion) to recoup TARP losses, in addition to prohibitions on proprietary trading activities and ownership of hedge and private equity funds.

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

Employees

The Company and its subsidiaries employed 4,565 persons on a full-time basis and 674 persons on a part-time basis at December 31, 2009. The Company provides a variety of benefit programs including a 401K plan as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

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

Statistical Disclosure

The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	23, 60-63
II.	Investment Portfolio	41-43, 77-82
III.	Loan Portfolio
	Types of Loans	28
	Maturities and Sensitivities of Loans to Changes in Interest Rates	29
	Risk Elements	35-41
IV.	Summary of Loan Loss Experience	33-35
V.	Deposits	43-44, 84
VI.	Return on Equity and Assets	18
VII.	Short-Term Borrowings	85-86

Item 1a.	RISK FACTORS

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

Given the concentration of the Company’s banking business in the United States, it is particularly exposed to downturns in the U.S. economy. The economic trends which began in 2008, such as declines in the housing market, falling home prices, increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities and other complex financial instruments, but spreading to various classes of real estate, commercial and consumer loans in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Company’s business, financial condition and results of operations through higher levels of loan losses and lower loan demand. While there have been some recent indications of stabilization, management does not expect significant economic improvement in the near future. In particular, the Company may face the following risks in connection with these market conditions:

•	The Company may face increased regulation of the industry. Compliance with such regulation may divert resources from other areas of the business and limit the ability to pursue other opportunities. Recently adopted regulation over credit card and overdraft account practices could result in lower revenues from these products.

•	Market developments may affect consumer confidence levels and may cause declines in consumer credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates. These could impact the Company’s loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

•	Reduced levels of economic activity may cause declines in financial service transactions and the fees earned by the Company on such transactions.

•	The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future behaviors.

•	The process used to estimate losses inherent in the Company’s credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	With higher bank failures occurring in 2009 and more expected in the future, the Company may be required to pay significantly higher FDIC premiums for extended periods of time because of the low funding levels within the FDIC insurance fund.

Significant changes in banking laws and regulations could materially affect the Company’s business.

Increased regulation of the banking industry is being demanded by the current political administration. Certain regulation has already been imposed during the past year, and much additional regulation has been proposed. Such regulation, along with possible changes in tax laws and accounting rules, may have a significant impact on the ways that financial institutions conduct business, implement strategic initiatives, engage in tax planning and make financial disclosures. Compliance with such regulation may increase costs and limit the ability to pursue business opportunities.

The performance of the Company is dependent on the economic conditions of the markets in which the Company operates.

The Company’s success is heavily influenced by the general economic conditions of the specific markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides financial services primarily throughout the states of Missouri, Kansas, and central Illinois, and has recently begun to expand into Oklahoma, Colorado and other surrounding states. Since the Company does not have a significant presence in other parts of the country, a prolonged economic downtown in these markets could have a material adverse effect on the Company’s financial condition and results of operations.

Significant changes in federal monetary policy could materially affect the Company’s business.

The Federal Reserve System regulates the supply of money and credit in the United States. Its polices determine in large part the cost of funds for lending and investing by influencing the interest rate earned on loans and paid on borrowings and interest bearing deposits. Credit conditions are influenced by its open market operations in U.S. government securities, changes in the member bank discount rate, and bank reserve requirements. Changes in Federal Reserve Board policies are beyond the Company’s control and difficult to predict.

The soundness of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institution counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Transactions with these institutions include overnight and term borrowings, interest rate swap agreements, securities purchased and sold, short-term investments, and other such transactions. As a result of this exposure, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client, while other transactions expose the Company to liquidity risks should funding sources quickly disappear. In addition, the Company’s credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to the Company. There is no assurance that any such losses would not materially and adversely affect results of operations.

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

The Company generally invests in securities issued by government-backed agencies or privately issued securities that are highly rated by credit rating agencies at the time of purchase, but are subject to changes in market value due to changing interest rates and implied credit spreads. Certain mortgage and asset-backed securities represent beneficial interests which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets. While these investment securities are highly rated at the time of initial investment, the value of these securities may decline significantly due to actual or expected deterioration in the underlying collateral, especially residential mortgage collateral. Market conditions have resulted in a deterioration in fair values for non-guaranteed mortgage-backed and other asset-backed securities. Under accounting rules, when the impairment is due to declining expected cash flows, some portion of the impairment, depending on the Company’s intent to sell and the likelihood of being required to sell before recovery, must be recognized in current earnings. This could result in significant non-cash losses.

The Company is subject to interest rate risk.

The Company’s net interest income is the largest source of overall revenue to the Company, representing 62% of total revenue. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits. Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations. However, any substantial, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s reputation and future growth prospects could be impaired if events occur which breach its customers’ privacy.

The Company relies heavily on communications and information systems to conduct its business, and as part of its business the Company maintains significant amounts of data about its customers and the products they use. While the Company has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems, there can be no assurances that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. Should any of these systems become compromised, the reputation of the Company could be damaged, relationships with existing customers impaired and result in lost business and incur significant expenses trying to remedy the compromise.

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

The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut	256,000	95%	93%
Kansas City, MO
1000 Walnut	403,000	84	36
Kansas City, MO
811 Main	237,000	100	100
Kansas City, MO
8000 Forsyth	178,000	95	92
Clayton, MO
1551 N. Waterfront	120,000	100	32
Pkwy, Wichita, KS

The Bank leases offices in Omaha, Nebraska which house its credit card operations. Additionally, certain other installment loan, trust and safe deposit functions operate out of leased offices in downtown Kansas City. The Company has an additional 208 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 160 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 19, Commitments, Contingencies and Guarantees on page 112.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2009 to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following are the executive officers of the Company, each of whom is designated annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 56	Controller of the Company since December 1995. Prior thereto he was Assistant Controller of the Company. He is Controller of the Company’s subsidiary bank, Commerce Bank, N.A.

Kevin G. Barth, 49	Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank, N.A. since October 1998. Senior Vice President of the Company and Officer of Commerce Bank, N.A. prior thereto.

Sara E. Foster, 49	Senior Vice President of the Company since February 1998 and Vice President of the Company prior thereto.

Name and Age	Positions with Registrant

David W. Kemper, 59	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. He is Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 56	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company) and the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company.

Charles G. Kim, 49	Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank, N.A. since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.

Seth M. Leadbeater, 59	Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. He has been Vice Chairman of Commerce Bank, N.A. since September 2004. Prior thereto he was Executive Vice President of Commerce Bank, N.A. and President of Commerce Bank, N.A. (Clayton, MO).

Robert C. Matthews, Jr., 62	Executive Vice President and Chief Credit Officer of the Company since December 1989. Executive Vice President of Commerce Bank, N.A. since December 1997.

Michael J. Petrie, 53	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 52	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. prior thereto.

V. Raymond Stranghoener, 58	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto. Prior to his employment with the Company in October 1999, he was employed at BankAmerica Corp. as National Executive of the Bank of America Private Bank Wealth Strategies Group.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data

The following table sets forth the high and low prices of actual transactions for the Company’s common stock and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2009).

				Cash
	Quarter	High	Low	Dividends

2009	First	$42.30	$26.48	$.229
	Second	37.38	28.31	.229
	Third	38.08	29.47	.229
	Fourth	40.38	34.19	.229

2008	First	$41.36	$34.47	$.227
	Second	41.41	35.76	.227
	Third	48.06	33.11	.227
	Fourth	50.34	33.75	.227

2007	First	$43.86	$40.25	$.216
	Second	42.26	38.58	.216
	Third	41.81	37.39	.216
	Fourth	42.01	38.06	.216

Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 4,444 shareholders of record as of December 31, 2009.

Performance Graph

The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2004 with dividends invested on a Total Return basis.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2009.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1 – 31, 2009	1,459	$39.72	1,459	2,861,999
November 1 – 30, 2009	216	$38.64	216	2,861,783
December 1 – 31, 2009	—	$—	—	2,861,783

Total	1,675	$39.58	1,675	2,861,783

The Company’s stock purchases shown above were made under a 3,000,000 share authorization by the Board of Directors on February 1, 2008. Under this authorization, 2,861,783 shares remained available for purchase at December 31, 2009.

Item 6.	SELECTED FINANCIAL DATA

The required information is set forth below in Item 7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Commerce Bancshares, Inc. (the Company) operates as a super-community bank offering an array of sophisticated financial products delivered with high-quality, personal customer service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from approximately 370 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado using delivery platforms which include an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•	Net income and growth in earnings per share – Net income was $169.1 million, a decline of 10.4% compared to the previous year. The return on average assets was .96%. Diluted earnings per share declined 12.3% in 2009 compared to 2008.

•	Growth in total revenue – Total revenue is comprised of net interest income and non-interest income. Total revenue in 2009 grew 6.6% over 2008, which resulted from growth of $42.8 million, or 7.2%, in net interest income coupled with growth of $20.9 million, or 5.6%, in non-interest income. Total revenue has risen 4.9%, compounded annually, over the last five years.

•	Expense control – Non-interest expense grew by 1.1% this year. Salaries and employee benefits, the largest expense component, grew by 3.6%, due to merit increases and higher pension and medical costs.

•	Asset quality – Net loan charge-offs in 2009 increased $69.0 million over those recorded in 2008, and averaged 1.31% of loans compared to .64% in the previous year. Total non-performing assets amounted to $116.7 million, an increase of $37.6 million over balances at the previous year end, and represented 1.15% of loans outstanding.

•	Shareholder return – Total shareholder return, including the change in stock price and dividend reinvestment, was 1.9% over the past 5 years and 8.5% over the past 10 years.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balances)	2009	2008	2007	2006	2005

Return on total assets	.96%	1.15%	1.33%	1.54%	1.60%
Return on total equity	9.76	11.81	13.97	15.92	16.16
Equity to total assets	9.83	9.71	9.55	9.70	9.89
Loans to deposits(1)	79.79	92.11	88.49	84.73	81.34
Non-interest bearing deposits to total deposits	6.66	5.47	5.45	5.78	6.23
Net yield on interest earning assets (tax equivalent basis)	3.93	3.96	3.85	3.95	3.89
(Based on end of period data)
Non-interest income to revenue(2)	38.43	38.80	40.85	40.72	40.03
Efficiency ratio(3)	59.89	63.08	62.65	60.20	59.20
Tier I risk-based capital ratio	13.04	10.92	10.31	11.25	12.21
Total risk-based capital ratio	14.39	12.31	11.49	12.56	13.63
Tier I leverage ratio	9.58	9.06	8.76	9.05	9.43
Tangible equity to assets ratio(4)	9.71	8.25	8.61	8.77	9.32
Cash dividend payout ratio	44.15	38.54	33.76	30.19	28.92

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

(4)	The tangible equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Selected Financial Data

(In thousands, except per share data)	2009	2008	2007	2006	2005

Net interest income	$635,502	$592,739	$538,072	$513,199	$501,702
Provision for loan losses	160,697	108,900	42,732	25,649	28,785
Non-interest income	396,585	375,712	371,581	352,586	334,837
Investment securities gains (losses), net	(7,195)	30,294	8,234	9,035	6,362
Non-interest expense	622,063	615,380	574,159	522,391	495,649
Net income	169,075	188,655	206,660	219,842	223,247
Net income per common share-basic*	2.07	2.37	2.58	2.70	2.64
Net income per common share-diluted*	2.07	2.36	2.56	2.67	2.60
Cash dividends	74,720	72,055	68,915	65,758	63,421
Cash dividends per share*	.914	.907	.864	.806	.752
Market price per share*	38.72	41.86	40.69	41.82	42.88
Book value per share*	22.72	19.85	19.33	17.86	16.31
Common shares outstanding*	83,008	79,580	79,155	80,979	82,179
Total assets	18,120,189	17,532,447	16,204,831	15,230,349	13,885,545
Loans, including held for sale	10,490,327	11,644,544	10,841,264	9,960,118	8,899,183
Investment securities	6,473,388	3,780,116	3,297,015	3,496,323	3,770,181
Deposits	14,210,451	12,894,733	12,551,552	11,744,854	10,851,813
Long-term debt	1,236,062	1,447,781	1,083,636	553,934	269,390
Equity	1,885,905	1,579,467	1,530,156	1,446,536	1,340,475
Non-performing assets	116,670	79,077	33,417	18,223	11,713

*	Restated for the 5% stock dividend distributed in December 2009.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2009	2008	2007	’09-’08	’08-’07	’09-’08	’08-’07

Net interest income	$635,502	$592,739	$538,072	$42,763	$54,667	7.2%	10.2%
Provision for loan losses	(160,697)	(108,900)	(42,732)	51,797	66,168	47.6	154.8
Non-interest income	396,585	375,712	371,581	20,873	4,131	5.6	1.1
Investment securities gains (losses), net	(7,195)	30,294	8,234	(37,489)	22,060	(123.8)	267.9
Non-interest expense	(622,063)	(615,380)	(574,159)	6,683	41,221	1.1	7.2
Income taxes	(73,757)	(85,077)	(93,737)	(11,320)	(8,660)	(13.3)	(9.2)
Non-controlling interest (expense) income	700	(733)	(599)	1,433	(134)	195.5	(22.4)

Net income	$169,075	$188,655	$206,660	$(19,580)	$(18,005)	(10.4)%	(8.7)%

Net income for 2009 was $169.1 million, a decline of $19.6 million, or 10.4%, compared to $188.7 million in 2008. The decline in net income resulted from a $51.8 million increase in the provision for loan losses and a $37.5 million decrease in investment securities gains, but was partly offset by increases of $42.8 million in net interest income and $20.9 million in non-interest income. Diluted income per share was $2.07 in 2009 compared to $2.36 in 2008. Several significant items of non-interest income and non-interest expense affected results for 2009 and 2008. During 2009, FDIC insurance expense rose to $27.4 million compared to $2.1 million in 2008. Results for 2008 included a $22.2 million gain on the redemption of Visa, Inc. (Visa) stock, a loss of $33.3 million relating to purchases of auction rate securities, and a $6.9 million gain on a bank branch sale. Reductions in a Visa indemnification obligation, discussed further in the Non-Interest Expense section of this discussion, were recorded in both years. Excluding these items, diluted income per share would have been $2.27 in 2009 and $2.33 in 2008, or a decline of $.06. The return on average assets was .96% in 2009 compared to 1.15% in 2008, and the return on average equity was 9.76% compared to 11.81%. At December 31, 2009, the ratio of tangible equity to assets improved to 9.71% compared to 8.25% at year end 2008.

During 2009, net interest income increased $42.8 million, or 7.2%, compared to 2008. This growth was mainly the result of lower rates paid on deposits and borrowings coupled with a higher average balance in investment securities, but partly offset by lower yields on loans and investment securities and declining loan balances. The provision for loan losses totaled $160.7 million in 2009, an increase of $51.8 million over the prior year and indicative of the general decline in the U.S. economy. The Company incurred higher net loan charge-offs in all loan categories, with the largest increases in construction, consumer, consumer credit card, and business loans.

Non-interest income in 2009 increased $20.9 million, or 5.6%, over amounts reported in the previous year, mainly due to growth in bank card and student lending fees, which rose $8.3 million and $20.8 million, respectively. Student lending (included in loan fees and sales) included higher gains on loan sales and the reversal of certain impairment charges which had been recorded in 2008. Non-interest expense increased $6.7 million, or 1.1%, over 2008. This growth in 2009 included increases of $25.3 million in FDIC insurance expense and $12.2 million in salaries and employee benefits expense, in addition to a $7.1 million decline in reductions to the Visa indemnification obligation. These increases in expense were largely offset by the 2008 loss of $33.3 million on the purchase of auction rate securities (ARS), discussed further in the Non-Interest Expense section. Income tax expense declined 13.3% in 2009 and resulted in an effective tax rate of 30.4%, which was slightly lower than the effective tax rate of 31.1% in the previous year. The decrease in income tax expense in 2009 compared to 2008 was mainly due to changes in the mix of taxable and non-taxable income on lower pre-tax income.

During 2008, net income was $188.7 million, a decrease of $18.0 million, or 8.7%, compared to $206.7 million in 2007. The decline in net income was mainly the result of an increase in the provision for loan losses of $66.2 million coupled with a 7.2% increase in non-interest expense, but partly offset by increases in net interest income, investment securities gains and non-interest income. Net interest income increased $54.7 million, or 10.2%, in 2008 compared to 2007, mainly as a result of growth in loans and investment securities, coupled with a large reduction in rates paid on interest bearing liabilities. These effects were partly offset by lower loan yields and higher borrowings. In 2008, net investment securities gains totaled $30.3 million compared to $8.2 million in 2007. Gains in 2008 included a $22.2 million gain on the redemption of Visa stock and a gain of $7.9 million on the sale of certain ARS, further described in the Investment Securities Gains (Losses) section of this discussion.

Non-interest income in 2008 rose $4.1 million, or 1.1%, over amounts reported in the previous year and included a $9.4 million impairment charge on certain loans held for sale. Non-interest expense increased $41.2 million, or 7.2%, over 2007, mainly due to the $33.3 million ARS loss mentioned previously and a $9.6 million reduction in the Visa indemnification obligation. The provision for loan losses totaled $108.9 million in 2008, an increase of $66.2 million over 2007, and reflected higher net loan charge-offs, mainly in consumer and consumer credit card loans. Income tax expense declined 9.2% in 2008 and resulted in an effective tax rate of 31.1%, which was slightly lower than the effective tax rate of 31.2% in the previous year. The decrease in income tax expense in 2008 compared to 2007 was mainly due to lower pre-tax earnings.

The Company continually evaluates the profitability of its network of bank branches throughout its markets. As a result of this evaluation process, the Company may periodically sell the assets and liabilities of certain branches, or may sell the premises of specific banking facilities. In February 2009, the Company sold its branch in Lakin, Kansas. In this transaction, the Company sold the bank facility and certain deposits totaling approximately $4.7 million and recorded a gain of $644 thousand. During the second quarter of 2008, the Company sold its banking branch, including the facility, in Independence, Kansas. In this transaction, approximately $23.3 million in loans, $85.0 million in deposits, and various other assets and liabilities were sold. A gain of $6.9 million was recorded.

The Company distributed a 5% stock dividend for the sixteenth consecutive year on December 15, 2009. All per share and average share data in this report has been restated to reflect the 2009 stock dividend.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 16 on Fair Value Measurements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $5.7 billion, or 89.9% of the available for sale portfolio at December 31, 2009, and were classified as Level 2 measurements. The Company also holds $167.8 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement.

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

At December 31, 2009, non-agency guaranteed mortgage-backed securities with a par value of $171.6 million were identified as other-than-temporarily impaired. The credit-related impairment loss on these securities amounted to $2.5 million, which was recorded in the consolidated income statement in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $30.3 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $49.5 million at December 31, 2009. Changes in fair value are reflected in current earnings, and reported in investment securities gains (losses), net in the consolidated income statements. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment, and are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

	2009			2008

	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$(31,745)	$(66,327)	$(98,072)	$57,851	$(137,334)	$(79,483)
Loans held for sale	2,161	(8,910)	(6,749)	1,741	(8,713)	(6,972)
Investment securities:
U.S. government and federal agency obligations	5,037	(1,503)	3,534	(9,129)	63	(9,066)
State and municipal obligations	9,669	(3,557)	6,112	5,698	(1,344)	4,354
Mortgage and asset-backed securities	63,862	(22,144)	41,718	17,036	6,090	23,126
Other securities	4,524	(1,155)	3,369	1,129	(2,010)	(881)
Federal funds sold and securities purchased under agreements to resell	(7,361)	(704)	(8,065)	(4,848)	(12,746)	(17,594)
Interest earning deposits with banks	1,183	(574)	609	198	—	198

Total interest income	47,330	(104,874)	(57,544)	69,676	(155,994)	(86,318)

Interest expense
Interest bearing deposits:
Savings	113	(657)	(544)	42	(923)	(881)
Interest checking and money market	6,211	(35,369)	(29,158)	7,117	(61,197)	(54,080)
Time open and C.D.’s of less than $100,000	(3,466)	(21,874)	(25,340)	(9,775)	(23,860)	(33,635)
Time open and C.D.’s of $100,000 and over	8,424	(28,718)	(20,294)	7,566	(25,640)	(18,074)
Federal funds purchased and securities sold under agreements to repurchase	(8,439)	(12,947)	(21,386)	(16,534)	(41,845)	(58,379)
Other borrowings	(4,611)	(1,767)	(6,378)	38,018	(13,888)	24,130

Total interest expense	(1,768)	(101,332)	(103,100)	26,434	(167,353)	(140,919)

Net interest income, fully taxable equivalent basis	$49,098	$(3,542)	$45,556	$43,242	$11,359	$54,601

Net interest income totaled $635.5 million in 2009, representing an increase of $42.8 million, or 7.2%, compared to $592.7 million in 2008. On a tax equivalent basis, net interest income totaled $654.2 million and increased $45.6 million, or 7.5%, over the previous year. This increase was mainly the result of lower rates paid on deposits and borrowings coupled with higher average investment securities balances during the year, but partly offset by lower average loan balances and yields. The net yield on earning assets (tax equivalent) was 3.93% in 2009 compared with 3.96% in the previous year.

During 2009, interest income on loans (tax equivalent) declined $98.1 million from 2008 due to lower rates earned on most lending products coupled with lower loan balances, especially in business, business real estate and consumer loans. The average rate earned on the loan portfolio decreased 75 basis points to 5.27%

compared to 6.02% in the previous year. Average loan balances decreased $306.0 million, or 2.8%, reflecting lower line of credit usage, lower demand and pay-downs. Additionally, the Company has ceased most marine and recreational vehicle lending in the consumer loan portfolio. The student loan portfolio, which was acquired late in the fourth quarter of 2008, contributed $9.2 million to interest income with average loan balances of $344.2 million during 2009. Tax equivalent interest earned on investment securities increased by $54.7 million, or 29.8%, due to higher average balances of securities, partially offset by a decrease in rates earned on these investments. Average balances of mortgage and asset-backed securities increased 51.4% to $3.7 billion, and state and municipal obligations increased 25.6%. Additionally, average balances of U.S. government and federal agency securities increased 67.8% during the year to $307.1 million, primarily a result of purchases of U.S. Treasury inflation-protected securities during the last six months of 2009. Interest earned on federal funds sold and resale agreement assets declined $8.1 million, mainly due to a $381.5 million decrease in average balances coupled with much lower overnight rates. Average rates (tax equivalent) earned on interest earning assets in 2009 decreased to 4.85% compared to 5.63% in the previous year, or a decline of 78 basis points.

Interest expense on deposits decreased $75.3 million in 2009 compared to 2008. The decline resulted from much lower rates paid on all deposit products, but was partly offset by the effects of higher average balances of money market accounts and certificates of deposit of $100,000 and over. Average rates paid on deposit balances declined 76 basis points from 1.68% in 2008 to .92% in 2009. Interest expense on borrowings declined $27.8 million, or 44.1%, as a result of lower rates paid and lower average balances of federal funds purchased and repurchase agreement borrowings. The average rate paid on interest bearing liabilities decreased to 1.04% compared to 1.83% in 2008.

During 2008, interest income on loans (tax equivalent) declined $79.5 million from 2007 due to lower rates earned on virtually all lending products but offset by higher loan balances, especially in business, consumer and consumer credit card loans. The lower rates earned on the loan portfolio were related to the actions taken by the Federal Reserve Bank during 2008 to reduce interest rate levels, which caused the Company’s portfolio to re-price quickly. Tax equivalent interest earned on investment securities increased by $17.5 million, or 10.5%, due to higher average balances of mortgage-backed and municipal securities, coupled with higher rates earned on these investments. Interest earned on federal funds sold and resale agreement assets declined $17.6 million, mainly due to lower average balances coupled with lower overnight rates. Average rates (tax equivalent) earned on interest earning assets in 2008 decreased to 5.63% compared to 6.61% in the previous year, or a decline of 98 basis points.

Interest expense on deposits in 2008 decreased $106.7 million compared to 2007, mainly the result of much lower rates paid on all deposit products but partly offset by the effects of higher average balances of money market accounts and certificates of deposit of $100,000 and over. Average rates paid on deposit balances declined 100 basis points from 2.68% in 2007 to 1.68% in 2008. Interest expense on borrowings declined $34.2 million, or 35.2%, mainly as a result of lower rates paid and lower average balances of federal funds purchased and repurchase agreement borrowings. Also, while advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve’s Term Auction Facility increased on average by $788.3 million, rates on these borrowings dropped significantly in 2008. The average rate paid on interest bearing liabilities decreased to 1.83% compared to 3.01% in 2007.

Provision for Loan Losses

The provision for loan losses totaled $160.7 million in 2009, up from $108.9 million in the previous year, or an increase of $51.8 million. In 2007 the provision totaled $42.7 million. The growth in the provision in 2009 was the result of deteriorating economic conditions affecting the Company’s loan portfolio, higher watch list loan totals, and increasing loan loss experience. As a result, the Company increased its allowance for loan losses by $21.9 million in 2009. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2009	2008	2007	’09-’08	’08-’07

Deposit account charges and other fees	$106,362	$110,361	$117,350	(3.6)%	(6.0)%
Bank card transaction fees	122,124	113,862	103,613	7.3	9.9
Trust fees	76,831	80,294	78,840	(4.3)	1.8
Bond trading income	22,432	15,665	9,338	43.2	67.8
Consumer brokerage services	10,831	12,156	11,754	(10.9)	3.4
Loan fees and sales	21,273	(2,413)	8,835	N.M.	N.M.
Other	36,732	45,787	41,851	(19.8)	9.4

Total non-interest income	$396,585	$375,712	$371,581	5.6%	1.1%

Non-interest income as a % of total revenue*	38.4%	38.8%	40.8%
Total revenue per full-time equivalent employee	$201.4	$185.6	$179.0

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $396.6 million, an increase of $20.9 million, or 5.6%, compared to $375.7 million in 2008. Deposit account fees declined $4.0 million, or 3.6%, as a result of lower overdraft fee revenue, which fell $6.8 million, or 9.5%. Overdraft fees comprised 60.9% of total deposit account fee income in 2009. Partly offsetting this decline was an increase in cash management fees, which grew $3.2 million, or 10.6%, over the prior year. Bank card fee income rose $8.3 million, or 7.3% overall, due to continued growth in transaction fees earned on corporate card, debit card and merchant transactions, which increased 24.1%, 4.6% and 3.4%, respectively, but was negatively impacted by lower retail sales affecting credit card fees. Trust fees decreased $3.5 million, or 4.3%, mainly in institutional and corporate fees and reflected the impact that lower markets have had on trust asset values during 2009 and the effects of low interest rates on money market assets held in trust accounts. The market value of total customer trust assets (on which fees are charged) totaled $22.1 billion at year end 2009, and grew 14.0% over year end 2008. Bond trading income rose $6.8 million due to higher sales of fixed income securities to correspondent banks and corporate customers, while consumer brokerage services revenue declined $1.3 million due to lower fees earned on sales of annuity and mutual fund products. Loan fees and sales increased by $23.7 million, as gains on student loan sales increased $20.8 million. The 2009 gains included the reversal of impairment reserves of $8.6 million on certain held for sale student loans, through sales of the related loans and recoveries in the fair value of most of the remaining outstanding loans. The impairment had originally been established in 2008 due to liquidity concerns, which at year end 2009 were largely alleviated. In addition, mortgage banking revenue and loan commitment fees both increased over 2008. The decrease in other non-interest income of $9.1 million from 2008 was mainly due to a gain of $6.9 million recorded in the second quarter of 2008 on the sale of a banking branch in Independence, Kansas, mentioned previously. Other declines were reported in cash sweep commissions, equipment rental income and fees on interest rate swap sales. Partly offsetting these declines was an impairment charge of $1.1 million recorded in 2008 on an office building held for sale, which formerly housed the Company’s check processing operations.

During 2008, non-interest income increased $4.1 million, or 1.1%, over 2007 to $375.7 million. Results for 2008 included an impairment charge of $9.4 million, recorded in loan fees and sales, on certain student loans held for sale. The Company has agreements to sell its portfolio of originated student loans to various student loan servicing agencies. Due to uncertainties surrounding some of these agencies’ abilities to fulfill these contracts in the future, the Company recorded the impairment in order to adjust a portion of the portfolio, totaling $206.1 million, to fair value. Most of the charge was reversed in 2009, as mentioned above. During 2008, bank card fee income grew by $10.2 million, or 9.9%, over 2007 due to solid growth in debit card and corporate credit card fee income, which grew by 9.4% and 28.6%, respectively. However, deposit account fees declined by $7.0 million, or 6.0%, mainly due to a decrease of $10.4 million in deposit account overdraft fees. This decline was partly offset by growth in corporate cash management fee income, which increased $4.5 million, or 17.2%. Trust fee income grew by $1.5 million, or 1.8%, and was especially affected in the fourth quarter by lower market values of the trust assets on which fees are based. Market values of total trust assets at year end 2008 were 14.6% lower than at year end 2007. Consumer brokerage services revenue grew by $402 thousand, or 3.4%, on higher annuity commissions. Bond trading income increased $6.3 million, or 67.8%, due to increased sales volumes from its correspondent bank and commercial customers. Other non-interest income rose $3.9 million over the prior year, largely due to the $6.9 million gain on the Independence branch sale. Additional increases occurred in cash sweep commission income and fees on interest rate swap sales. These increases were partly offset by the impairment charge on the office building mentioned above, in addition to declines in official check sales and equipment rental income.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities during 2009, 2008 and 2007 are shown in the table below. Included in these amounts are gains and losses arising from sales of bonds from the Company’s available for sale portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also included are gains and losses on sales of publicly traded common stock held by the holding company, Commerce Bancshares, Inc. (the Parent). Gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries, are also shown below. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of the activity attributable to minority interests is reported as non-controlling interest in the consolidated income statement and resulted in income of $1.1 million in 2009 and expense of $299 thousand and $389 thousand in 2008 and 2007, respectively.

Net securities losses of $7.2 million were recorded in 2009. Most of the loss resulted from a $5.0 million net decline in fair value of various private equity securities. In addition, credit-related other-than-temporary impairment (OTTI) losses of $2.5 million were recorded on certain non-agency mortgage-backed securities with a par value of $171.6 million. The non credit-related loss on these securities, which was recorded in other comprehensive income, was $30.3 million.

Net securities gains of $30.3 million were recorded in 2008, compared to net gains of $8.2 million in 2007. Most of the net gain in 2008 occurred because of Visa’s redemption of certain Class B stock held by its former member banks. The redemption occurred in conjunction with an initial public offering by Visa in which 500 thousand shares of Class B stock held by the Company were redeemed, resulting in a $22.2 million gain. Also, in December 2008, $341.4 million in auction rate securities were sold in exchange for federally guaranteed student loans, resulting in a gain of $7.9 million.

(Dollars in thousands)	2009	2008	2007

Available for sale:
Preferred equity securities	$—	$(3,504)	$(663)
Common stock	—	(294)	2,521
Auction rate securities	—	7,861	—
Other bonds:
Realized gains	322	1,140	1,069
OTTI losses	(2,473)	—	—
Non-marketable:
Private equity investments	(5,044)	2,895	5,307
Visa Class B stock	—	22,196	—

Total investment securities gains (losses), net	$(7,195)	$30,294	$8,234

Non-Interest Expense

				% Change
(Dollars in thousands)	2009	2008	2007	’09-’08	’08-’07

Salaries	$290,289	$286,161	$265,378	1.4%	7.8%
Employee benefits	55,490	47,451	43,390	16.9	9.4
Net occupancy	45,925	46,317	45,789	(.8)	1.2
Equipment	25,472	24,569	24,121	3.7	1.9
Supplies and communication	32,156	35,335	34,162	(9.0)	3.4
Data processing and software	61,789	56,387	50,342	9.6	12.0
Marketing	18,231	19,994	18,199	(8.8)	9.9
Deposit insurance	27,373	2,051	1,412	N.M.	45.3
Loss on purchase of auction rate securities	—	33,266	—	N.M.	N.M.
Indemnification obligation	(2,496)	(9,619)	20,951	N.M.	N.M.
Other	67,834	73,468	70,415	(7.7)	4.3

Total non-interest expense	$622,063	$615,380	$574,159	1.1%	7.2%

Efficiency ratio	59.9%	63.1%	62.7%
Salaries and benefits as a % of total non-interest expense	55.6%	54.2%	53.8%
Number of full-time equivalent employees	5,125	5,217	5,083

Non-interest expense was $622.1 million in 2009, an increase of $6.7 million, or 1.1%, over the previous year. A major expense to the Company in 2009 was FDIC deposit insurance, which rose dramatically over amounts recorded in previous years. The Company expects these costs to remain high as the banking industry replenishes the FDIC insurance fund, which has been depleted by the recent high levels of bank failures across the country. The Company incurred total annual expense of $27.4 million during 2009 as a result of normal deposit premiums and special assessments, compared to $2.1 million in 2008. Also, the FDIC required insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and subsequent years 2010 through 2012. Accordingly, a cash payment of $68.7 million was paid by the Company on December 30, 2009. The payment has been recorded as an asset and will be reduced each quarter as the Company’s regular quarterly assessments come due and are expensed.

During 2009, salaries and benefits expense increased by $12.2 million, or 3.6%, over 2008 due to merit increases and higher pension and medical costs. Occupancy expense decreased slightly, while equipment expense increased $903 thousand, or 3.7%, mainly due to higher data processing equipment depreciation expense. Supplies and communication expense decreased $3.2 million, or 9.0%, as a result of lower supplies and courier expense. Data processing and software costs grew by $5.4 million, or 9.6%. Core data processing expense increased $3.5 million due to several new software and servicing systems, in addition to higher bank card processing costs, which increased in relation to higher bank card revenues. Marketing expense decreased $1.8 million, or 8.8%. Other expense decreased $5.6 million, or 7.7%, partly due to declines in travel and entertainment expense and impairment charges on foreclosed property. Other decreases occurred in leased asset depreciation, professional fees and recruiting expense, which were partly offset by a decline in loan origination cost deferrals.

In 2008, non-interest expense was $615.4 million, an increase of 7.2% over the previous year. Salaries and benefits expense grew by $24.8 million, or 8.0%, due to merit increases, higher incentive payments, and increased medical insurance costs. In addition, increased salary costs resulted from higher staffing in areas such as commercial bank card, private banking, and commercial banking, which were part of certain growth initiatives established by the Company in 2007. Occupancy, supplies and communication, and equipment costs grew by 1.2%, 3.4%, and 1.9%, respectively, and were well controlled. Occupancy costs increased mainly as a result of higher building services and repairs expense. Equipment expense grew mainly due to higher repairs and maintenance expense, partly offset by a decline in equipment depreciation expense. Supplies and communication costs were higher due to increased costs for supplies and courier expense. Data processing and software expense increased $6.0 million, or 12.0%, mainly due to higher bank card processing costs. Exclusive of bank card costs, core data processing expense increased $2.1 million, or 6.7%, over the prior year due to investments in new software and servicing systems. Marketing expense also rose by $1.8 million, or 9.9%, over the prior year mainly related to deposit account product marketing and other campaigns supporting Company initiatives. Other non-interest expense increased $3.1 million, or 4.3%, in 2008 partly due to a $2.5 million impairment charge on foreclosed land which was sold later that year. Other increases occurred in travel and entertainment, FHLB letter of credit fees, and credit card rewards expense. Partly offsetting these increases were declines in professional fees and leased asset depreciation.

Non-interest expense in 2008 also included a $33.3 million non-cash loss related to the purchase of auction rate securities from customers. The securities were purchased at par value from the customers, and this loss represents the amount by which par value exceeded estimated fair value on the purchase date. Most of these securities were subsequently sold in the fourth quarter of 2008, and the gain relating to that transaction was recorded in investments securities gains (losses), as noted above.

Also included in non-interest expense were adjustments to the Company’s estimate of its share of certain litigation costs arising from its member bank relationship with Visa. An obligation was initially recorded in 2007 which represented the Company’s portion of litigation costs relating to various suits against Visa. The obligation has been periodically adjusted to reflect escrow funding by Visa, suit settlements, and changes in estimates of remaining litigation costs. As a result of these adjustments, reductions to the obligation were recorded in 2009 and 2008 of $2.5 million and $9.6 million, respectively.

Income Taxes

Income tax expense was $73.8 million in 2009, compared to $85.1 million in 2008 and $93.7 million in 2007. Income tax expense in 2009 decreased 13.3% from 2008, compared to an 11.8% decrease in pre-tax income. The effective tax rate was 30.4%, 31.1% and 31.2% in 2009, 2008 and 2007, respectively. The Company’s effective tax rates in those years were lower than the federal statutory rate of 35% mainly due to tax-exempt interest on state and local municipal obligations.

Financial Condition

Loan Portfolio Analysis

Classifications of consolidated loans by major category at December 31 for each of the past five years are shown in the table below. This portfolio consists of loans which the Company intends to hold to their maturity, and includes a portfolio of student loans which was acquired in 2008. The Company’s portfolio of originated student loans was classified as held for sale in 2006, and is included in the table below only for 2005. Loans held for sale are discussed in the following section. A schedule of average balances invested in each loan category below appears on page 60.

	Balance at December 31
(In thousands)	2009	2008	2007	2006	2005

Business	$2,877,936	$3,404,371	$3,257,047	$2,860,692	$2,527,654
Real estate – construction and land	665,110	837,369	668,701	658,148	424,561
Real estate – business	2,104,030	2,137,822	2,239,846	2,148,195	1,919,045
Real estate – personal	1,537,687	1,638,553	1,540,289	1,478,669	1,352,339
Consumer	1,333,763	1,615,455	1,648,072	1,435,038	1,287,348
Home equity	489,517	504,069	460,200	441,851	448,507
Student	331,698	358,049	—	—	330,238
Consumer credit card	799,503	779,709	780,227	648,326	592,465
Overdrafts	6,080	7,849	10,986	10,601	10,854

Total loans	$10,145,324	$11,283,246	$10,605,368	$9,681,520	$8,893,011

In December 2008, the Company elected to reclassify certain segments of its real estate, business, and consumer portfolios. The reclassifications were made to better align the loan reporting with its related collateral and purpose. Amounts reclassified to real estate construction and land pertained mainly to commercial or residential land and lots which were held by borrowers for future development. Amounts reclassified to personal real estate related mainly to one to four family rental property secured by residential mortgages. The table below shows the effect of the reclassifications on the various lending categories as of the transfer date. Because the information was not readily available and it was impracticable to do so, periods prior to 2008 were not restated.

Effect of
(In thousands)	reclassification

Business	$(55,991)
Real estate – construction and land	158,268
Real estate – business	(214,071)
Real estate – personal	142,093
Consumer	(30,299)

Net reclassification	$—

The contractual maturities of loan categories at December 31, 2009, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,566,491	$1,141,653	$169,792	$2,877,936
Real estate – construction and land	477,162	185,124	2,824	665,110
Real estate – business	653,649	1,232,146	218,235	2,104,030
Real estate – personal	188,587	384,937	964,163	1,537,687

Total business and real estate loans	$2,885,889	$2,943,860	$1,355,014	7,184,763

Consumer(1)				1,333,763
Home equity(2)				489,517
Student(3)				331,698
Consumer credit card(4)				799,503
Overdrafts				6,080

Total loans				$10,145,324

Loans with fixed rates	$614,446	$1,622,946	$465,016	$2,702,408
Loans with floating rates	2,271,443	1,320,914	889,998	4,482,355

Total business and real estate loans	$2,885,889	$2,943,860	$1,355,014	$7,184,763

(1)	Consumer loans with floating rates totaled $113.6 million.

(2)	Home equity loans with floating rates totaled $483.9 million.

(3)	All student loans have floating rates.

(4)	Consumer credit card loans with floating rates totaled $732.3 million.

Total loans at December 31, 2009 were $10.1 billion, a decrease of $1.1 billion, or 10.1%, from balances at December 31, 2008. The decline in loans during 2009 came principally from business, construction, personal real estate and consumer loans. Business loans declined $526.4 million, or 15.5%, reflecting lower line of credit usage, lower demand and pay-downs by business loan customers. Lease balances, which are included in the business category, decreased $26.8 million, or 8.7%, compared with the previous year end balance, as demand for equipment financing weakened. Business real estate loans were lower by $33.8 million, or 1.6%, and construction loans decreased $172.3 million, or 20.6%. The decline in construction loans reflected continued uncertain economic conditions in the real estate markets and lower overall demand. Personal real estate loans and consumer loans declined $100.9 million and $281.7 million, respectively, as loan pay-downs exceeded new loan originations. Consumer loans also declined, as in mid 2008 the Company ceased most marine and recreational vehicle lending from that portfolio. Home equity loans decreased $14.6 million due to fewer new account activations, and student loans declined $26.4 million due to principal pay-downs. Consumer credit card loans increased by $19.8 million, or 2.5%.

Period end loans increased $677.9 million, or 6.4%, in 2008 compared to 2007, resulting from increases in business, business real estate and student loans. In December 2008, the Company acquired $358.5 million of federally guaranteed student loans from a student loan agency in exchange for certain auction rate securities.

The Company currently generates approximately 31% of its loan portfolio in the St. Louis market, 29% in the Kansas City market, and 40% in various other regional markets. The portfolio is diversified from a business and retail standpoint, with 56% in loans to businesses and 44% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

Business

Total business loans amounted to $2.9 billion at December 31, 2009 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. This portfolio also includes direct financing and sales type leases totaling $281.4 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases comprise 2.8% of the Company’s total loan portfolio. Business loans are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado and Ohio. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The Company participates in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $12.8 million in 2009 and $4.4 million in 2008. Non-accrual business loans were $12.9 million (.4% of business loans) at December 31, 2009 compared to $4.0 million at December 31, 2008. Included in these totals were non-accrual lease-related loans of $3.3 million and $1.0 million at December 31, 2009 and 2008, respectively. Growth opportunities in business loans will largely depend on economic and market conditions affecting businesses and their ability to grow and invest in new capital, and the Company’s own solicitation efforts in attracting new, high quality loans. Asset quality is, in part, a function of management’s consistent application of underwriting standards and credit terms through stages in economic cycles. Therefore, portfolio growth in 2010 will be dependent upon 1) the strength of the economy, 2) the actions of the Federal Reserve with regard to targets for economic growth, interest rates, and inflationary tendencies, 3) customer demand, and 4) the competitive environment.

Real Estate-Construction and Land

The portfolio of loans in this category amounted to $665.1 million at December 31, 2009 and comprised 6.6% of the Company’s total loan portfolio. These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiary. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger speculative commercial properties remains low. Commercial land and land development loans relate to land owned or developed for use in conjunction with business properties. The largest percentage of residential construction and land development loans are for projects located in the Kansas City and St. Louis metropolitan areas. Credit risk in this sector has risen over the last two years, especially in residential construction and land development lending, as a result of the slowdown in the housing industry and worsening economic conditions. Net loan charge-offs increased to $34.1 million in 2009, compared to net charge-offs of $6.2 million in 2008. The increase in net charge-offs in 2009 was mainly comprised of

$28.1 million in charge-offs on nine specific loans. Construction and land development loans on non-accrual status rose to $62.5 million at year end 2009, compared to $48.9 million at year end 2008. The non-accrual balance included a $14.8 million residential construction loan within the Bank’s market, which was placed on non-accrual status in December 2008. The remainder of the non-accrual balance at year end 2009 was mainly composed of loans to 15 borrowers, with balances ranging from $500 thousand to $8.7 million. The Company’s watch list, which includes special mention and substandard categories, included $149.3 million of residential land and construction loans which are being closely monitored.

Real Estate-Business

Total business real estate loans were $2.1 billion at December 31, 2009 and comprised 20.7% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied and income producing commercial real estate properties, which present lower risk levels. The borrowers and/or the properties are generally located in local and regional markets. Additional information about loans by category is presented on page 38. At December 31, 2009, non-accrual balances amounted to $21.8 million, or 1.0%, of the loans in this category, up from $13.1 million at year end 2008. The Company experienced net charge-offs of $5.2 million in 2009, compared to net charge-offs of $2.2 million in 2008.

Real Estate-Personal

At December 31, 2009, there were $1.5 billion in outstanding personal real estate loans, which comprised 15.2% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and may from time to time retain certain fixed rate loans (typically 15-year fixed rate loans) as directed by its Asset/Liability Management Committee. Other fixed rate loans in the portfolio have resulted from previous bank acquisitions. The Company does not purchase loans from outside parties or brokers, and has never maintained or promoted subprime or reduced document products. At December 31, 2009, 54% of the portfolio was comprised of adjustable rate loans while 46% was comprised of fixed rate loans. Levels of mortgage loan origination activity increased slightly in 2009 compared to 2008, with originations of $199 million in 2009 compared with $181 million in 2008. Growth in mortgage loan originations continued to be constrained in 2009 as a result of the weakened economy, slower housing starts, and lower resales within the Company’s markets. The Company has experienced lower loan losses in this category than many others in the industry, and believes this is partly because it does not offer subprime lending products or purchase loans from brokers. Net loan charge-offs for 2009 amounted to $2.8 million, compared to $1.7 million in the previous year. The non-accrual balances of loans in this category increased to $9.4 million at December 31, 2009, compared to $6.8 million at year end 2008.

Personal Banking

Total personal banking loans, which include consumer, student and revolving home equity loans, totaled $2.2 billion at December 31, 2009 and comprised 21.2% of the Company’s total loan portfolio. Consumer loans consist of auto, marine, tractor/trailer, recreational vehicle (RV) and fixed rate home equity loans, and totaled $1.3 billion at year end 2009. Approximately 68% of consumer loans outstanding were originated indirectly from auto and other dealers, while the remaining 32% were direct loans made to consumers. Approximately 28% of the consumer portfolio consists of automobile loans, 50% in marine and RV loans and 10% in fixed rate home equity lending. As mentioned above, total consumer loans declined $281.7 million in 2009 as a result of a decrease of $156.0 million in marine and RV loans, due to the Company’s decision in 2008 to cease most marine and RV lending. In addition, auto lending declined $97.0 million, or 20.8%. Net charge-offs on consumer loans were $32.2 million in 2009 compared to $21.4 million in 2008. Net charge-offs increased to 2.2% of average consumer loans in 2009 compared to 1.3% in 2008. The increase in net charge-offs in 2009 compared to 2008 was mainly due to higher marine and RV charge-offs. Net charge-offs on marine and RV loans were $8.3 million higher in 2009 compared to 2008, and were 3.0% of average marine and RV loans in 2009 compared to 1.7% in 2008.

Revolving home equity loans, of which 99% are adjustable rate loans, totaled $489.5 million at year end 2009. An additional $658.8 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. While in prior years a small percentage of borrowers were permitted borrowing up to 100% of appraised value, this practice was discontinued in 2009.

As mentioned above, in December 2008 the Company acquired federally guaranteed student loans from a student loan agency. The loans were acquired in exchange for certain auction rate securities issued by that agency and purchased earlier in the year by the Bank from its customers. The loans, which had an average estimated life of approximately seven years at purchase date, were recorded at fair value, which resulted in a discount from their face value of approximately 2.5%. At December 31, 2009, these student loan balances totaled $331.7 million.

Consumer Credit Card

Total consumer credit card loans amounted to $799.5 million at December 31, 2009 and comprised 7.9% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 65% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. Approximately 92% of the outstanding credit card loans have a floating interest rate. Net charge-offs amounted to $49.3 million in 2009, which was a $17.8 million increase over 2008. The annual ratio of net credit card loan charge-offs to total average credit card loans totaled 6.8% in 2009 compared to 4.1% in 2008. These ratios, however, remain below national loss averages.

Loans Held for Sale

Total loans held for sale at December 31, 2009 were $345.0 million, a decrease of $16.3 million, or 4.5%, from $361.3 million at year end 2008. Loans classified as held for sale consist of student loans and residential mortgage loans.

Most of the portfolio is comprised of originated loans to students attending colleges and universities. These loans are normally sold to the secondary market when the student graduates and the loan enters into repayment status. Nearly all of these loans are based on variable rates. The Company maintains agreements to sell these student loans to various student loan servicing agencies, including the Missouri Higher Education Loan Authority and the Student Loan Marketing Association. In mid 2008, the Company also entered into an agreement with the Department of Education (DOE) which covers all new loans originated beginning July 1, 2008. Under this agreement, loans originated for the school year 2008-2009 were sold in 2009. Total student loans sold to the DOE and other agencies were approximately $439 million in 2009 and $164 million in 2008.

Due to uncertainties during 2008 surrounding some of the student loan agencies’ future ability to fulfill these contracts, the Company adjusted loans totaling $206.1 million to fair value and recorded impairment charges of $9.4 million at year end 2008. Of these losses, $8.6 million were reversed during 2009, as various sales of the related loans were made in accordance with contractual terms and performance concerns diminished. Due to higher sales of student loans in 2009, student loan balances declined by $24.0 million, or 6.7%, to $334.5 million at year end 2009, compared to $358.6 million at year end 2008.

The remainder of the held for sale portfolio consists of fixed rate mortgage loans, which are sold in the secondary market, generally within three months of origination. These loans totaled $10.5 million and $2.7 million at December 31, 2009 and 2008, respectively.

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

Loans subject to individual evaluation are defined by the Company as impaired, and generally consist of business, construction, commercial real estate and personal real estate loans on non-accrual status. In addition, loans that have been modified and meet the criteria for troubled debt restructuring are also included in impaired loans. Impaired loans are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations.

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

At December 31, 2009, the allowance for loan losses was $194.5 million compared to a balance at year end 2008 of $172.6 million. The $21.9 million, or 12.7%, increase in the allowance for loan losses during 2009 was primarily a result of increasing levels of watch list loans and deteriorating general economic conditions. Total loans delinquent 90 days or more increased $2.7 million, or 6.7% at December 31, 2009 compared to year end 2008. Delinquencies of 90 days or more on consumer credit card loans increased $3.1 million, or 22.2%, compared to 2008. Loans on non-accrual status increased $33.7 million to $106.6 million in 2009 from $72.9 million in 2008. This growth included increases of $13.6 million in non-accrual construction and land loans, $8.6 million in non-accrual business real estate loans, and $8.9 million in business loans. Other loans identified as potential future problem loans increased $8.9 million. This group of loans saw a $58.0 million increase in business real estate loans during the year, offset by declines in business and construction and loans. These trends were reflective of the economic downturn experienced in 2009. The Company’s analysis of the allowance considered these trends, which resulted in an increase in the allowance balance during 2009 and 2008. The percentage of allowance to loans increased to 1.92% at December 31, 2009 compared to 1.53% at year end 2008 as a result of the increase in the allowance balance, coupled with a decrease in period end loan balances of 10.1%.

Net loan charge-offs totaled $138.8 million in 2009, and increased $69.0 million, compared to net charge-offs of $69.9 million in 2008. Net charge-offs related to business loans were $12.8 million in 2009 compared to $4.4 million in 2008. Construction and land loans incurred net charge-offs of $34.1 million in 2009 compared to $6.2 million in 2008. Net charge-offs related to consumer loans increased by $10.8 million to $32.2 million at December 31, 2009, representing 23.2% of total net charge-offs during 2009. This increase was due primarily to a $8.3 million increase in net charge-offs related to marine and recreational vehicle loans. Additionally, net charge-offs related to consumer credit cards increased $17.8 million to $49.3 million in 2009 compared to $31.5 million in 2008. Approximately 35.5% of total net loan charge-offs during 2009 were related to consumer credit card loans compared to 45.1% during 2008. Net consumer credit card charge-offs increased to 6.8% of average consumer credit card loans in 2009 compared to 4.1% in 2008.

The ratio of net charge-offs to total average loans outstanding in 2009 was 1.31% compared to .64% in 2008 and .42% in 2007. The provision for loan losses in 2009 was $160.7 million, compared to a provision of $108.9 million in 2008 and $42.7 million in 2007.

The Company considers the allowance for loan losses of $194.5 million adequate to cover losses inherent in the loan portfolio at December 31, 2009.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Net loans outstanding at end of year(A)	$10,145,324	$11,283,246	$10,605,368	$9,681,520	$8,893,011

Average loans outstanding(A)	$10,629,867	$10,935,858	$10,189,316	$9,105,432	$8,549,573

Allowance for loan losses:
Balance at beginning of year	$172,619	$133,586	$131,730	$128,447	$132,394

Additions to allowance through charges to expense	160,697	108,900	42,732	25,649	28,785
Allowances of acquired companies	—	—	1,857	3,688	—

Loans charged off:
Business	15,762	7,820	5,822	1,343	1,083
Real estate – construction and land	34,812	6,215	2,049	62	—
Real estate – business	5,957	2,293	2,396	854	827
Real estate – personal	3,150	1,765	181	119	87
Consumer	35,973	26,229	14,842	11,364	13,441
Home equity	1,197	447	451	158	34
Student	6	—	—	—	—
Consumer credit card	54,060	35,825	28,218	22,104	28,263
Overdrafts	3,493	4,499	4,909	4,940	3,485

Total loans charged off	154,410	85,093	58,868	40,944	47,220

Recovery of loans previously charged off:
Business	2,925	3,406	1,429	2,166	4,099
Real estate – construction and land	720	—	37	—	—
Real estate – business	709	117	1,321	890	330
Real estate – personal	363	51	42	27	57
Consumer	3,772	4,782	5,304	5,263	4,675
Home equity	7	18	5	23	—
Consumer credit card	4,785	4,309	4,520	4,250	3,851
Overdrafts	2,293	2,543	3,477	2,271	1,476

Total recoveries	15,574	15,226	16,135	14,890	14,488

Net loans charged off	138,836	69,867	42,733	26,054	32,732

Balance at end of year	$194,480	$172,619	$133,586	$131,730	$128,447

Ratio of allowance to loans at end of year	1.92%	1.53%	1.26%	1.36%	1.44%
Ratio of provision to average loans outstanding	1.51%	1.00%	.42%	.28%	.34%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Ratio of net charge-offs to average loans outstanding, by loan category:
Business	.41%	.13%	.14%	NA	NA
Real estate – construction and land	4.61	.89	.30	.01	—
Real estate – business	.24	.10	.05	NA	.03
Real estate – personal	.18	.11	.01	.01	—
Consumer	2.20	1.28	.61	.45	.71
Home equity	.24	.09	.10	.03	.01
Consumer credit card	6.77	4.06	3.56	3.00	4.40
Overdrafts	12.27	16.40	10.36	18.18	14.36

Ratio of total net charge-offs to total average loans outstanding	1.31%	.64%	.42%	.29%	.38%

NA: Net recoveries were experienced in these years.

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2009		2008		2007		2006		2005

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$42,949	28.4%	$37,912	30.2%	$29,392	30.7%	$28,529	29.5%	$26,211	28.4%
RE – construction and land	30,776	6.6	23,526	7.4	8,507	6.3	4,605	6.8	3,375	4.8
RE – business	30,640	20.7	25,326	19.0	14,842	21.1	19,343	22.2	19,432	21.6
RE – personal	5,231	15.2	4,680	14.5	2,389	14.5	2,243	15.3	4,815	15.3
Consumer	29,994	13.1	28,638	14.3	24,611	15.6	18,655	14.8	18,951	14.5
Home equity	1,590	4.8	1,332	4.4	5,839	4.3	5,035	4.6	5,916	5.0
Student	229	3.3	—	3.2	—	—	—	—	497	3.7
Consumer credit card	51,801	7.9	49,492	6.9	44,307	7.4	39,965	6.7	35,513	6.6
Overdrafts	1,270	—	1,713	.1	2,351	.1	3,592	.1	2,739	.1
Unallocated	—	—	—	—	1,348	—	9,763	—	10,998	—

Total	$194,480	100.0%	$172,619	100.0%	$133,586	100.0%	$131,730	100.0%	$128,447	100.0%

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Non-performing assets:
Non-accrual loans:
Business	$12,874	$4,007	$4,700	$5,808	$5,916
Real estate – construction and land	62,509	48,871	7,769	120	—
Real estate – business	21,756	13,137	5,628	9,845	3,149
Real estate – personal	9,384	6,794	1,095	384	261
Consumer	90	87	547	551	519

Total non-accrual loans	106,613	72,896	19,739	16,708	9,845

Real estate acquired in foreclosure	10,057	6,181	13,678	1,515	1,868

Total non-performing assets	$116,670	$79,077	$33,417	$18,223	$11,713

Non-performing assets as a percentage of total loans	1.15%	.70%	.32%	.19%	.13%

Non-performing assets as a percentage of total assets	.64%	.45%	.21%	.12%	.08%

Past due 90 days and still accruing interest:
Business	$3,672	$1,459	$1,427	$2,814	$1,026
Real estate – construction and land	1,184	466	768	593	—
Real estate – business	402	1,472	281	1,336	1,075
Real estate – personal	3,102	4,717	5,131	3,994	2,998
Consumer	2,045	3,478	1,914	1,255	1,069
Home equity	878	440	700	659	429
Student	14,346	14,018	1	1	74
Consumer credit card	17,003	13,914	10,664	9,724	7,417

Total past due 90 days and still accruing interest	$42,632	$39,964	$20,886	$20,376	$14,088

The table below shows the effect on interest income in 2009 of loans on non-accrual status at year end.

(In thousands)

Gross amount of interest that would have been recorded at original rate	$8,332
Interest that was reflected in income	2,136

Interest income not recognized	$6,196

Total non-accrual loans at year end 2009 were $106.6 million, an increase of $33.7 million over the balance at year end 2008. Most of the increase occurred in non-accrual construction and land loans, which included a $19.9 million residential construction loan placed on non-accrual status in December. In addition, business and business real estate non-accrual loans increased $8.9 million and $8.6 million, respectively. Foreclosed real estate increased to a total of $10.1 million at year end 2009. Total non-performing assets remain low compared to the overall banking industry in 2009, with the non-performing loans to total loans ratio at 1.05% at December 31, 2009. Loans past due 90 days and still accruing interest increased $2.7 million at year end 2009 compared to 2008, mainly due to higher credit card and business loan delinquencies, partly offset by lower real estate and consumer loan delinquencies. Loans past due 90 days includes $13.8 million in federally guaranteed student loans that the Company intends to hold to maturity.

Commercial loans (business, business real estate, and construction) and personal real estate loans whose terms have been modified in a troubled debt restructuring are generally placed on non-accrual status until a six-month payment history is sustained. Non-accrual loan balances at December 31, 2009 included $735 thousand of such loans.

The Company seeks to assist customers that are experiencing financial difficulty through renegotiating credit card loans under various debt management and assistance programs. At December 31, 2009, the Company had renegotiated consumer credit card loans of $16.0 million, of which $8.4 million were current or less than 30 days past due under the modified terms. These renegotiated loans are excluded from non-performing loans, in accordance with the Company’s classification policy on the overall consumer credit card portfolio.

In addition to non-accrual loans, renegotiated loans, and loans past due 90 days and still accruing interest, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms, which are shown in the table below. These loans are primarily classified as substandard for regulatory purposes under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing.

	December 31	December 31
(In thousands)	2009	2008

Potential problem loans:
Business	$93,256	$126,409
Real estate – construction and land	115,251	135,324
Real estate – business	98,951	40,919
Real estate – personal	12,013	8,336
Consumer	409	41

Total potential problem loans	$319,880	$311,029

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

Real Estate – Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 6.6% of total loans outstanding at December 31, 2009.

			% of			% of
	December 31	% of	Total	December 31	% of	Total
(In thousands)	2009	Total	Loans	2008	Total	Loans

Residential land and land development	$181,257	27.2%	1.8%	$246,335	29.4%	2.2%
Residential construction	110,165	16.6	1.1	141,405	16.9	1.3
Commercial land and land development	144,880	21.8	1.4	139,726	16.7	1.2
Commercial construction	228,808	34.4	2.3	309,903	37.0	2.7

Total real estate – construction and land loans	$665,110	100.0%	6.6%	$837,369	100.0%	7.4%

Real Estate – Business Loans

Total business real estate loans were $2.1 billion at December 31, 2009 and comprised 20.7% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 52% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

	December 31	% of	% of
(In thousands)	2009	Total	Total Loans

Owner-occupied	$1,101,870	52.4%	10.9%
Industrial	142,745	6.8	1.4
Office	214,408	10.2	2.1
Retail	210,619	10.0	2.1
Multi-family	112,664	5.3	1.1
Farm	131,245	6.2	1.3
Hotels	115,056	5.5	1.1
Other	75,423	3.6	.7

Total real estate – business loans	$2,104,030	100.0%	20.7%

Real Estate – Personal Loans

The Company’s $1.5 billion personal real estate portfolio is composed of loans collateralized with residential real estate. Included in this portfolio are personal real estate loans made to commercial customers, which totaled $270.5 million at December 31, 2009. This group of loans has an original weighted average term of approximately 5 years, with 58% of the balance in fixed rate loans and 42% in floating rate loans. The remainder of the personal real estate portfolio, totaling $1.3 billion at December 31, 2009, is comprised of loans made to the retail customer base. It includes adjustable rate mortgage loans and certain fixed rate loans, retained by the Company as directed by its Asset/Liability Management Committee.

Within the larger mortgage loan group, only 2% were made with interest only payments (see table below). These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. At December 31, 2009, these loans had a weighted average LTV and FICO score of 55.4% and 757 respectively, and there were no delinquencies noted in this group. The majority of these loans (95.7%) consist of loans written within the Company’s five state branch network territories of Missouri, Kansas, Illinois, Oklahoma, and Colorado. Loans originated with interest only payments were not made to “qualify” the borrower for a lower payment amount.

The following table presents information about the retail based personal real estate loan portfolio for 2009 and 2008.

	2009		2008
	Principal		Principal
	Outstanding at	% of Loan	Outstanding at	% of Loan
(Dollars in thousands)	December 31	Portfolio	December 31	Portfolio

Loans with interest only payments	$25,201	2.0%	$35,649	2.6%

Loans with no insurance and LTV:
Between 80% and 90%	99,395	7.8	74,094	5.4
Between 90% and 95%	31,331	2.5	25,495	1.9
Over 95%	52,033	4.1	35,653	2.6

Over 80% LTV with no insurance	182,759	14.4	135,242	9.9

Total loan portfolio from which above loans were identified	1,267,156		1,360,204

Revolving Home Equity Loans

The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (95.9%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. The following tables break out the year end outstanding balances by product for 2009 and 2008.

	Principal				Unused Portion
	Outstanding at		New Lines		of Available Lines		Balances
	December 31		Originated During		at December 31		Over 30
(Dollars in thousands)	2009	*	2009	*	2009	*	Days Past Due	*

Loans with interest only payments	$469,460	95.9%	$30,832	6.3%	$647,669	132.3%	$2,102	.4%

Loans with LTV:
Between 80% and 90%	63,369	12.9	3,181	.7	44,261	9.0	547	.1
Over 90%	23,369	4.8	104	—	16,751	3.5	504	.1

Over 80% LTV	86,738	17.7	3,285	.7	61,012	12.5	1,051	.2

Total loan portfolio from which above loans were identified	489,517		32,485		658,845

*	Percentage of total principal outstanding of $489.5 million at December 31, 2009.

	Principal				Unused Portion
	Outstanding at		New Lines		of Available Lines		Balances
	December 31		Originated During		at December 31		Over 30
(Dollars in thousands)	2008	*	2008	*	2008	*	Days Past Due	*

Loans with interest only payments	$476,354	94.5%	$172,868	34.3%	$675,819	134.1%	$1,217	.2%

Loans with LTV:
Between 80% and 90%	66,009	13.1	19,578	3.9	49,781	9.9	428	.1
Over 90%	28,292	5.6	3,815	.7	20,025	3.9	206	—

Over 80% LTV	94,301	18.7	23,393	4.6	69,806	13.8	634	.1

Total loan portfolio from which above loans were identified	504,069		174,903		690,751

*	Percentage of total principal outstanding of $504.1 million at December 31, 2008.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage loans and the revolving floating rate line product discussed above, the Company offers a third choice to those consumers looking for a fixed rate loan and a fixed maturity date. This fixed rate home equity loan, typically for home repair or remodeling, is an alternative for individuals who want to finance a specific project or purchase, and decide to lock in a specific monthly payment over a defined period. This portfolio of loans totaled $132.6 million and $151.4 million at December 31, 2009 and 2008, respectively. At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, less than 4% of the outstanding balance has interest only payments. During 2009, the Company continued limiting the offering of products with LTV ratios over 90%, which resulted in a $3.5 million decrease in new loans with LTV ratios over 90% in 2009 compared to 2008. The delinquency history on this product has been low, as balances over 30 days past due totaled only $1.7 million and $1.4 million, respectively, or 1.3% and .9%, respectively, of the portfolio, at year end 2009 and 2008.

	2009				2008
	Principal				Principal
	Outstanding at		New Loans		Outstanding at		New Loans
(Dollars in thousands)	December 31	*	Originated	*	December 31	*	Originated	*

Loans with interest only payments	$4,731	3.6%	$2,355	1.8%	$5,725	3.8%	$5,136	3.4%

Loans with LTV:
Between 80% and 90%	19,526	14.7	7,682	5.8	18,996	12.5	10,960	7.2
Over 90%	25,398	19.1	924	.7	34,772	23.0	4,431	3.0

Over 80% LTV	44,924	33.8	8,606	6.5	53,768	35.5	15,391	10.2

Total loan portfolio from which above loans were identified	132,747				151,361

*	Percentage of total principal outstanding of $132.7 million and $151.4 million at December 31, 2009 and 2008, respectively.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in 2009 of $2.8 million, $1.2 million and $1.1 million, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime loan products, which is defined as those offerings made to customers with a FICO score below 650, and has purchased no brokered loans.

Other Consumer Loans

Within the consumer loan portfolio of several product lines, the Company experienced rapid growth in marine and RV loans outstanding from 2005 through 2007. The majority of these loans were outside the Company’s basic five state branch network. The loss ratios experienced in this portion of the portfolio recently were higher than for other consumer loan products, as reflected in the delinquency figures in the table below. Due to the continued weakening credit and economic conditions, this loan product offering was curtailed in mid 2008, as less than $10 million in new loans were written over the last three months of 2008, and only $3.8 million new marine and RV loans written the entire year of 2009. The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2009 and 2008.

	2009			2008
	Principal		Balances	Principal		Balances
	Outstanding at	New Loans	Over 30	Outstanding at	New Loans	Over 30
(Dollars in thousands)	December 31	Originated	Days Past Due	December 31	Originated	Days Past Due

Passenger vehicles	$371,009	$130,839	$5,281	$469,100	$256,274	$8,876
Marine	182,866	1,537	5,617	230,715	43,458	8,174
RV	466,757	2,214	10,793	566,429	150,792	10,265
Other	42,726	25,345	740	59,322	41,860	1,326

Total	$1,063,358	$159,935	$22,431	$1,325,566	$492,384	$28,641

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2009 of $799.5 million in consumer credit card loans outstanding, approximately $152.0 million, or 19.0%, carried a low introductory rate. These loans are scheduled to convert to the ongoing higher contractual rate on a weighted average of approximately 7 months. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application.

Investment Securities Analysis

Investment securities are comprised of securities which are available for sale, non-marketable, and held for trading. During 2009, total investment securities increased $2.5 billion, or 65.9%, to $6.4 billion (excluding unrealized gains/losses) compared to $3.8 billion at the previous year end. During 2009, securities of $4.1 billion were purchased, which included $1.1 billion in agency mortgage-backed securities, $1.6 billion in other asset-backed securities, $538.5 million in U.S. Treasury inflation-protected securities (TIPS), and $339.7 million in state and municipal obligations. Total maturities and paydowns were $1.3 billion during 2009. Sales proceeds were $207.9 million, of which $121.8 million related to TIPS sales. During 2010, maturities of approximately $1.5 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 4.54% in 2009 and 5.09% in 2008.

At December 31, 2009, the fair value of available for sale securities was $6.3 billion, including a net unrealized gain in fair value of $103.6 million, compared to a net loss of $58.7 million at December 31, 2008. The overall unrealized gain in fair value at December 31, 2009 included gains of $56.8 million in agency mortgage-backed securities, $22.1 million in state and municipal obligations, and $28.6 million in marketable equity securities held by the Parent, partly offset by an unrealized loss of $45.7 million in non-agency mortgage-backed securities.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2009	2008

Amortized Cost
U.S. government and federal agency obligations	$436,607	$10,478
Government-sponsored enterprise obligations	162,191	135,825
State and municipal obligations	917,267	715,421
Agency mortgage-backed securities	2,205,177	1,685,821
Non-agency mortgage-backed securities	654,711	742,090
Other asset-backed securities	1,685,691	275,641
Other debt securities	164,402	116,527
Equity securities	11,285	7,680

Total available for sale investment securities	$6,237,331	$3,689,483

Fair Value
U.S. government and federal agency obligations	$447,038	$11,594
Government-sponsored enterprise obligations	165,814	141,957
State and municipal obligations	939,338	719,752
Agency mortgage-backed securities	2,262,003	1,711,404
Non-agency mortgage-backed securities	609,016	620,479
Other asset-backed securities	1,701,569	253,756
Other debt securities	176,331	121,861
Equity securities	39,866	49,950

Total available for sale investment securities	$6,340,975	$3,630,753

The largest component of the available for sale portfolio consists of agency mortgage-backed securities, which are collateralized bonds issued by government-sponsored agencies, including FNMA, GNMA, FHLMC, FHLB, and Federal Farm Credit Banks. Non-agency mortgage-backed securities totaled $654.7 million, on an amortized cost basis, at December 31, 2009, and included Alt-A type mortgage-backed securities of $221.5 million and prime/jumbo loan type securities of $433.1 million. Nearly all of these securities had credit ratings of AAA (or the equivalent) from at least two rating agencies at their purchase date. The portfolio does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

At December 31, 2009, U.S. government obligations included $435.0 million in TIPS, and state and municipal obligations included $167.8 million in auction rate securities. Other debt securities include corporate bonds, notes and commercial paper. Available for sale equity securities are mainly comprised of publicly traded stock held by the Parent.

A summary of maturities by category of investment securities and the weighted average yield for each range of maturities as of December 31, 2009, is presented in Note 4 on Investment Securities in the consolidated financial statements. The table below provides additional information for each category of debt securities.

	December 31, 2009

	Percent	Weighted	Estimated
	of Total	Average	Average
	Debt Securities	Yield	Maturity*

Available for sale debt securities:
U.S. government and federal agency obligations	7.1%	1.07%	4.4	years
Government-sponsored enterprise obligations	2.6	2.62	1.6
State and municipal obligations	14.9	3.23	9.4
Agency mortgage-backed securities	35.9	4.17	2.7
Non-agency mortgage-backed securities	9.7	6.21	3.0
Other asset-backed securities	27.0	2.51	1.2
Other debt securities	2.8	4.69	2.9

*	Based on call provisions and estimated prepayment speeds.

Non-marketable securities, which totaled $122.1 million at December 31, 2009, included $30.3 million in Federal Reserve Bank stock and $42.3 million in Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities also include private equity securities which are carried at estimated fair value.

The Company engages in private equity activities through direct private equity investments and through three private equity/venture capital subsidiaries. The subsidiaries hold investments in various portfolio concerns, which are carried at fair value and totaled $44.8 million at December 31, 2009. The Company expects to fund an additional $31.9 million to these subsidiaries for investment purposes over the next several years. In addition to investments held by its private equity/venture capital subsidiaries, the Parent directly holds investments in several private equity concerns, which totaled $3.9 million at year end 2009. Most of the private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, which believes the potential for long-term gains in these investments outweighs the potential risks.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2009	2008

Debt securities	$19,908	$22,297
Equity securities	102,170	117,603

Total non-marketable investment securities	$122,078	$139,900

Deposits and Borrowings

Deposits are the primary funding source for the Bank, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $14.2 billion at December 31, 2009, compared to $12.9 billion last year, reflecting an increase of $1.3 billion, or 10.2%. Average deposits grew by $1.6 billion, or 12.8%, in 2009 compared to 2008 with most of this growth centered in non-interest bearing demand deposits, which grew $250.0 million, or 37.3%, in 2009 compared to 2008. Certificates of deposit with balances under $100,000 fell on average by $93.2 million, or 4.3%, while certificates of deposit over $100,000 grew $229.0 million, or 14.1%.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2009	2008

Non-interest bearing demand	12.6%	10.7%
Savings, interest checking and money market	64.8	59.0
Time open and C.D.’s of less than $100,000	12.7	16.0
Time open and C.D.’s of $100,000 and over	9.9	14.3

Total deposits	100.0%	100.0%

Core deposits, which include demand, interest checking, savings, and money market deposits, supported 59% of average earning assets in 2009 and 55% in 2008. Average balances by major deposit category for the last six years appear at the end of this discussion. A maturity schedule of time deposits outstanding at December 31, 2009 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis, and generally have one day maturities. The Company has also entered into structured repurchase agreements totaling $500.0 million which mature in mid 2010. Total balances outstanding at year end 2009 were $1.1 billion, a $76.7 million increase from $1.0 billion outstanding at year end 2008. On an average basis, these borrowings declined $405.0 million, or 29.5% during 2009, with declines of $251.1 million in federal funds purchased and $153.8 million in repurchase agreements. The average rate paid on total federal funds purchased and repurchase agreements was .38% during 2009 and 1.83% during 2008.

Additional short-term borrowings may be periodically acquired under the Federal Reserve’s temporary Term Auction Facility (TAF) program, which was instituted in December 2007. The TAF is a credit facility under which banking institutions may bid for term borrowings in bi-weekly auctions. The TAF credit is collateralized similarly to discount window borrowings, generally with investment securities and loans. The amount borrowed under this program totaled $700.0 million at December 31, 2008. Borrowing activity under the program declined during 2009, and there were no outstanding borrowings at December 31, 2009.

Most of the Company’s long-term debt is comprised of fixed rate advances from the Federal Home Loan Bank (FHLB). These borrowings declined from $1.0 billion at December 31, 2008 to $724.4 million outstanding at December 31, 2009. Approximately 59% of the outstanding balance is due within the next year. The average rate paid on FHLB advances was 3.68% during 2009 and 3.81% during 2008.

Liquidity and Capital Resources

Liquidity Management

Liquidity is managed within the Company in order to satisfy cash flow requirements of deposit and borrowing customers while at the same time meeting its own cash flow needs. The Company maintains its liquidity position through a variety of sources including:

•	A portfolio of liquid assets including marketable investment securities and overnight investments,

•	A large customer deposit base and limited exposure to large, volatile certificates of deposit,

•	Lower long-term borrowings that might place demands on Company cash flow,

•	Relatively low loan to deposit ratio promoting strong liquidity,

•	Excellent debt ratings from both Standard & Poor’s and Moody’s national rating services, and

•	Available borrowing capacity from outside sources.

During 2008, liquidity risk became a concern affecting the general banking industry, as some of the major banking institutions across the country experienced an unprecedented erosion in capital. This erosion was fueled by declines in asset values, losses in market and investor confidence, and higher defaults, resulting in higher costing and less available credit. The Company, as discussed below, took numerous steps to address liquidity risk and over the past few years has developed a variety of liquidity sources which it believes will provide the necessary funds to grow its business into the future. During 2009, overall liquidity improved significantly throughout the banking industry and in the Company by a combination of growth in deposits and a decline in loans outstanding. The Company’s average loans to deposits ratio, one measure of liquidity, decreased from 92.1% in 2008 to 79.8% in 2009.

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

The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, balances at the Federal Reserve Bank (FRB), and securities purchased under agreements to resell (resale agreements). At December 31, 2009 and 2008, such assets were as follows:

(In thousands)	2009	2008

Available for sale investment securities	$6,340,975	$3,630,753
Federal funds sold	22,590	59,475
Resale agreements	—	110,000
Balances at the Federal Reserve Bank	24,118	638,158

Total	$6,387,683	$4,438,386

Federal funds sold and resale agreements normally have overnight maturities and are used to satisfy the daily cash needs of the Company. Effective October 1, 2008, required and excess cash balances maintained at the FRB began earning interest. These balances are also used for general daily liquidity purposes. The interest rate on these balances during 2009 was 25 basis points. The Company’s available for sale investment portfolio has maturities of approximately $1.5 billion which are scheduled to occur during 2010 and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FRB. At December 31, 2009, total investment securities pledged for these purposes were as follows:

(In thousands)	2009

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$1,180,924
FHLB borrowings and letters of credit	395,925
Repurchase agreements	1,541,936
Other deposits	1,013,422

Total pledged, at fair value	$4,132,207

Total unpledged and available for pledging, at fair value	$1,765,214

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At December 31, 2009, such deposits totaled $11.0 billion and represented 77.4% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. During 2009, total core deposits increased $2.0 billion, mainly in non-interest bearing demand and money market accounts. This increase was comprised of growth in consumer deposits of $1.6 million and corporate and non-personal deposits of $390.4 million. Some of the growth in corporate deposits was the result of both extremely low interest rates and FDIC insurance programs, which effectively guaranteed all such deposits. While the Company considers core consumer deposits less volatile, corporate deposits could decline if interest rates increase significantly or if corporate customers move funds from the Company. In order to address funding needs, should these corporate deposits decline, the Company maintains adequate levels of earning assets maturing in 2010. Time open and certificates of deposit of $100,000 or greater totaled $1.4 billion at December 31, 2009. These deposits are normally considered more volatile and higher costing, and comprised 9.9% of total deposits at December 31, 2009.

(In thousands)	2009	2008

Core deposit base:
Non-interest bearing demand	$1,793,816	$1,375,000
Interest checking	735,870	700,714
Savings and money market	8,467,046	6,909,592

Total	$10,996,732	$8,985,306

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and advances from the FRB and the FHLB, as follows:

(In thousands)	2009	2008

Borrowings:
Federal funds purchased	$62,130	$24,900
Repurchase agreements	1,041,061	1,001,637
FHLB advances	724,386	1,025,721
Subordinated debentures	4,000	14,310
Term auction facility	—	700,000
Other long-term debt	7,676	7,750

Total	$1,839,253	$2,774,318

Federal funds purchased and repurchase agreements are generally borrowed overnight and amounted to $1.1 billion at December 31, 2009. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $541.1 million at December 31, 2009, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. Customer repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. Beginning in mid 2008, the Company began to periodically borrow additional short-term funds from the FRB through its Term Auction Facility (TAF). The TAF offered attractive funding with low rates and made possible the reduction in federal funds purchased during 2008. The Company curtailed these borrowings during 2009 as rising deposit balances provided other sources of liquidity, and at December 31, 2009 the Company had no TAF borrowings outstanding. The Company also borrows on a secured basis through advances from the FHLB, which totaled $724.4 million at December 31, 2009. Most of these advances have fixed interest rates and mature in 2010 through 2011. The Company’s other borrowings are comprised of debentures funded by trust preferred securities and debt related to the Company’s private equity business. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from either the discount window or the Term Auction Facility. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2009:

	December 31, 2009

(In thousands)	FHLB	Federal Reserve

Total collateral value pledged	$2,150,085	$1,980,798
Advances outstanding	(724,386)	—
Letters of credit issued	(533,309)	—

Available for future advances	$892,390	$1,980,798

The Company had an average loans to deposits ratio of 79.8% at December 31, 2009, which is considered in the banking industry to be a conservative measure of good liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank, N.A. These ratings are as follows:

	Standard & Poor’s	Moody’s

Commerce Bancshares, Inc.
Counterparty rating	A-1
Commercial paper rating	A-1	P-1
Commerce Bank, N. A.
Issuer rating	A+	Aa2
Bank deposits	A+	Aa2
Bank financial strength rating		B+

The Company considers these ratings to be indications of a sound capital base and good liquidity, and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been outstanding over the past ten years. The Company has little subordinated debt or hybrid instruments which would affect future borrowings capacity. Because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately-placed corporate notes or other forms of debt. Future financing could also include the issuance of common or preferred stock.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $835.5 million in 2009, as reported in the consolidated statements of cash flows on page 67 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $295.3 million and has historically been a stable source of funds. Investing activities used total cash of $1.6 billion in 2009, and consist mainly of purchases and maturities of available for sale investment securities and changes in the level of the Company’s loan portfolio. The investment securities portfolio grew during 2009, using cash of $2.5 billion, while the loan portfolio decreased, providing cash of $999.1 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

Financing activities provided total cash of $441.5 million, resulting from a $1.3 billion increase in deposits, partly offset by net debt repayments of $1.1 billion. The stock sale program (described below) provided cash of $98.2 million, while cash dividend payments totaled $74.7 million. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash flows resulting from the Company’s transactions in its common stock were as follows:

(In millions)	2009	2008	2007

Stock sale program	$98.2	$—	$—
Exercise of stock-based awards and sales to affiliate non-employee directors	5.5	16.0	13.7
Purchases of treasury stock	(.5)	(9.5)	(128.6)
Cash dividends paid	(74.7)	(72.1)	(68.9)

Cash provided (used)	$28.5	$(65.6)	$(183.8)

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

(In millions)	2009	2008	2007

Dividends received from subsidiaries	$45.1	$76.2	$179.5
Management fees	46.6	44.0	39.1

Total	$91.7	$120.2	$218.6

These sources of funds are used mainly to pay cash dividends on outstanding common stock, pay general operating expenses, and purchase treasury stock when appropriate. At December 31, 2009, the Parent’s available for sale investment securities totaled $115.2 million at fair value, consisting mainly of publicly traded common stock and non-agency backed collateralized mortgage obligations. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. The Parent had no borrowings outstanding under the line at December 31, 2009.

Company senior management is responsible for measuring and monitoring the liquidity profile of the organization with oversight by the Company’s Asset/Liability Committee. This is done through a series of controls, including a written Contingency Funding Policy and risk monitoring procedures, including daily, weekly and monthly reporting. In addition, the Company prepares forecasts which project changes in the balance sheet affecting liquidity, and which allow the Company to better plan for forecasted changes.

Capital Management

The Company maintains strong regulatory capital ratios, including those of its banking subsidiary, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

				Well-Capitalized
				Regulatory
	2009	2008	2007	Guidelines

Risk-based capital ratios:
Tier I capital	13.04%	10.92%	10.31%	6.00%
Total capital	14.39	12.31	11.49	10.00
Leverage ratio	9.58	9.06	8.76	5.00
Tangible equity to assets	9.71	8.25	8.61
Dividend payout ratio	44.15	38.54	33.76

The components of the Company’s regulatory risked-based capital and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2009	2008	2007

Regulatory risk-based capital:
Tier I capital	$1,708,901	$1,510,959	$1,375,035
Tier II capital	177,077	191,957	157,154
Total capital	1,885,978	1,702,916	1,532,189
Total risk-weighted assets	13,105,948	13,834,161	13,330,968

In February 2008, the Board of Directors authorized the Company to purchase additional shares of common stock under its repurchase program, which brought the total purchase authorization to 3,000,000 shares. During 2009, approximately 16,000 shares were acquired under the current Board authorization at an average price of $33.50 per share.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased .8% in 2009 compared with 2008. The Company paid its sixteenth consecutive annual stock dividend in December 2009.

Common Equity Offering

On February 27, 2009, the Company entered into an equity distribution agreement with a broker dealer, acting as the Company’s sales agent, relating to the offering of the Company’s common stock having aggregate gross sales proceeds of up to $200 million. This offering was described in a prospectus supplement, including the associated base prospectus, which the Company filed with the SEC on February 27, 2009.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, totaling $7.0 billion (including approximately $3.3 billion in unused approved credit card lines), and the contractual amount of standby letters of credit, totaling $404.1 million at December 31, 2009. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2009 and the expected timing of these payments follows:

	Payments Due by Period

		After One Year	After Three	After
	In One Year	Through Three	Years Through	Five
(In thousands)	or Less	Years	Five Years	Years	Total

Long-term debt obligations, including structured repurchase agreements*	$927,597	$125,386	$52,703	$130,376	$1,236,062
Operating lease obligations	5,805	8,226	6,211	21,227	41,469
Purchase obligations	36,640	58,189	17,210	4,149	116,188
Time open and C.D.’s*	2,604,292	534,819	74,122	486	3,213,719

Total	$3,574,334	$726,620	$150,246	$156,238	$4,607,438

*	Includes principal payments only.

As of December 31, 2009, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above. Further detail on the impact of income taxes is located in Note 9 of the consolidated financial statements.

The Company funds a defined benefit pension plan for a majority of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. During recent years, the Company has not been required to make cash contributions to the plan and does not expect to do so in 2010.

The Company has investments in several low-income housing partnerships within the area it serves. At December 31, 2009, these investments totaled $4.7 million and were recorded as other assets in the Company’s consolidated balance sheet. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. These unfunded commitments are recorded as liabilities on the Company’s consolidated balance sheet, and aggregated $3.7 million at December 31, 2009.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During 2009, purchases and sales of tax credits amounted to $51.4 million and $42.5 million, respectively. At December 31, 2009, the Company had outstanding purchase commitments totaling $114.7 million.

The Parent has investments in several private equity concerns which are classified as non-marketable securities in the Company’s consolidated balance sheet. Under the terms of the agreements with three of these concerns, the Parent has unfunded commitments outstanding of $1.4 million at December 31, 2009. The Parent also expects to fund $31.9 million to venture capital subsidiaries over the next several years.

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

	December 31, 2009		September 30, 2009		December 31, 2008
	Increase	% of Net Interest	Increase	% of Net Interest	Increase	% of Net Interest
(Dollars in millions)	(Decrease)	Income	(Decrease)	Income	(Decrease)	Income

300 basis points rising	$21.6	3.22%	$26.3	3.97%	$37.3	6.38%
200 basis points rising	17.3	2.57	21.4	3.23	30.6	5.23
100 basis points rising	10.6	1.58	12.1	1.83	18.1	3.10

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

The Company also uses market value analyses to help identify longer-term risks that may reside on the balance sheet. This is considered a secondary risk measurement tool by management. The Company measures the market value of equity as the net present value of all asset and liability cash flows discounted along the current LIBOR/swap curve plus appropriate market risk spreads. It is the change in the market value of equity under different rate environments, or effective duration that gives insight into the magnitude of risk to future earnings due to rate changes. Market value analyses also help management understand the price sensitivity of non-marketable bank products under different rate environments.

The Company’s modeling of interest rate risk as of December 31, 2009 shows that under various rising rate scenarios, net interest income would show growth. The Company has not modeled falling rate scenarios due the extremely low interest rate environment. At December 31, 2009, the Company calculated that a gradual increase in rates of 100 basis points would increase net interest income by $10.6 million, or 1.6%, compared with an increase of $18.1 million projected at December 31, 2008. A 200 basis point gradual rise in rates calculated at December 31, 2009 would increase net interest income by $17.3 million, or 2.6%, down from an increase of $30.6 million last year. Also, a gradual increase of 300 basis points would increase net interest income by $21.6 million, or 3.2%, compared to a growth of $37.3 million at December 31, 2008.

Using rising rate models, the potential increase in net interest income is lower at December 31, 2009 when compared to the prior year due to several factors. These factors include a decline of $255.8 million in average loan balances in 2009 compared to the previous year, which are mainly variable rate assets, and average growth of $1.7 billion in available for sale securities, most of which have fixed rates. In addition to the change in earning assets, average interest bearing deposits grew during 2009 by $1.3 billion, mainly in money market deposit accounts, which have lower rates and can re-price upwards more slowly.

Thus, under rising rate scenarios, the Company benefits from the repricing of its loan portfolio, the majority of which is variable rate. However, higher levels of fixed rate securities will partly offset the effect of the loan portfolio on interest income. Additionally, deposit balances have a smaller impact on net interest income when rates are rising, due to lower overall rates and fewer accounts that carry variable rates moving in sequence with market rates.

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

Derivative Financial Instruments

The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. As of December 31, 2009, the Company had entered into three interest rate swaps with a notional amount of $16.9 million which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. The notional amount of these types of swaps at December 31, 2009 was $486.6 million.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved, reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. Hedge accounting has not been applied to these foreign exchange activities. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2009 mature within 90 days, and the longest period to maturity is 12 months.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2009 and 2008. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. Positive fair values are recorded in other assets and negative fair values are recorded in other liabilities in the consolidated balance sheets.

	2009			2008
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$503,530	$16,962	$(17,816)	$492,111	$25,274	$(26,568)
Interest rate caps	16,236	239	(239)	—	—	—
Credit risk participation agreements	53,246	140	(239)	47,750	117	(178)
Foreign exchange contracts:
Forward contracts	17,475	415	(295)	6,226	207	(217)
Option contracts	—	—	—	3,300	18	(18)
Mortgage loan commitments	9,767	44	(16)	23,784	198	(6)
Mortgage loan forward sale contracts	19,986	184	(5)	26,996	21	(88)

Total at December 31	$620,240	$17,984	$(18,610)	$600,167	$25,835	$(27,075)

Operating Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Commercial and Wealth (formerly titled Money Management). Additional information is presented in Note 13 on Segments in the consolidated financial statements.

The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. This method helps to provide an accurate means of valuing fund sources and uses in a varying interest rate environment. The Company also assigns loan charge-offs and recoveries (labeled in the table below as “provision for loan losses”) directly to each operating segment instead of allocating an estimated loan loss provision. The operating segments also include a number of allocations of income and expense from various support and overhead centers within the Company.

The table below is a summary of segment pre-tax income results for the past three years.

				Segment	Other/	Consolidated
(Dollars in thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Year ended December 31, 2009:
Net interest income	$348,362	$258,886	$42,074	$649,322	$(13,820)	$635,502
Provision for loan losses	(84,019)	(54,230)	(520)	(138,769)	(21,928)	(160,697)
Non-interest income	162,374	115,697	114,838	392,909	3,676	396,585
Investment securities losses, net	—	—	—	—	(7,195)	(7,195)
Non-interest expense	(301,622)	(192,722)	(106,604)	(600,948)	(21,115)	(622,063)

Income (loss) before income taxes	$125,095	$127,631	$49,788	$302,514	$(60,382)	$242,132

Year ended December 31, 2008:
Net interest income	$323,568	$203,950	$37,188	$564,706	$28,033	$592,739
Provision for loan losses	(56,639)	(13,526)	(265)	(70,430)	(38,470)	(108,900)
Non-interest income	146,051	107,586	114,482	368,119	7,593	375,712
Investment securities gains, net	—	—	—	—	30,294	30,294
Non-interest expense	(285,466)	(180,930)	(131,982)	(598,378)	(17,002)	(615,380)

Income (loss) before income taxes	$127,514	$117,080	$19,423	$264,017	$10,448	$274,465

2009 vs. 2008
Increase (decrease) in income before income taxes:

Amount	$(2,419)	$10,551	$30,365	$38,497	$(70,830)	$(32,333)

Percent	(1.9)%	9.0%	156.3%	14.6%	N.M.	(11.8)%

Year ended December 31, 2007:
Net interest income	$318,970	$184,263	$34,484	$537,717	$355	$538,072
Provision for loan losses	(34,737)	(8,376)	(154)	(43,267)	535	(42,732)
Non-interest income	167,352	124,377	106,026	397,755	(26,174)	371,581
Investment securities gains, net	—	—	—	—	8,234	8,234
Non-interest expense	(275,161)	(180,389)	(90,280)	(545,830)	(28,329)	(574,159)

Income (loss) before income taxes	$176,424	$119,875	$50,076	$346,375	$(45,379)	$300,996

2008 vs. 2007
Increase (decrease) in income before income taxes:

Amount	$(48,910)	$(2,795)	$(30,653)	$(82,358)	$55,827	$(26,531)

Percent	(27.7)%	(2.3)%	(61.2)%	(23.8)%	N.M.	(8.8)%

Consumer

The Consumer segment includes consumer deposits, consumer finance, consumer debit and credit card bank cards, and student lending. Pre-tax income for 2009 was $125.1 million, a decrease of $2.4 million, or 1.9%, from 2008. The decline in profitability was mainly due to an increase of $27.4 million in net loan charge-offs and an increase of $16.2 million in non-interest expense, which were partly offset by higher net interest income of $24.8 million and $16.3 million in non-interest income. The increase in net interest income resulted mainly from a $53.0 million decrease in deposit interest expense, mainly in premium money market accounts and short-term certificates of deposit. This effect was partly offset by a decline of $7.8 million in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios and a $20.4 million decrease in loan interest income. The increase in net loan charge-offs occurred mainly in consumer credit card and marine and RV loans. An increase of $16.3 million, or 11.2%, in non-interest income resulted mainly from higher gains on sales of student loans, including the reversal of an impairment reserve discussed above in the Non-Interest Income section of this discussion. This increase in income was partly offset by a decline in overdraft charges. Non-interest expense grew $16.2 million, or 5.7%, over the prior year due to higher FDIC insurance expense and data processing costs, partly offset by lower bank card servicing expense. Total average loans increased slightly in 2009 over the prior year due to the student loan portfolio acquired late in 2008, partly offset by declines in other types of consumer loans. Average deposits increased 2.8% over the prior period, resulting mainly from growth in interest checking and premium money market deposit accounts, partly offset by a decline in certificates of deposit.

Pre-tax profitability for 2008 was $127.5 million, a decrease of $48.9 million, or 27.7%, from 2007. The decrease was due to increases of $10.3 million in non-interest expense and $21.9 million in net loan charge-offs. In addition, non-interest income declined $21.3 million, while net interest income increased $4.6 million. The increase in net interest income resulted mainly from an $83.9 million decline in deposit interest expense, partly offset by a $64.5 million decrease in net allocated funding credits assigned to the Consumer segment and a $14.8 million decrease in loan interest income. The decrease in non-interest income resulted largely from lower overdraft and return item fees, an impairment charge taken on certain held for sale student loans, and lower gains on student loan sales. These declines were partly offset by an increase in bank card fee income (primarily debit card fees). Non-interest expense increased $10.3 million over the previous year mainly due to higher bank card processing costs, telephone support fees and teller services processing costs. Net loan charge-offs increased $21.9 million, or 63.1%, in the Consumer segment, with most of the increase due to higher consumer credit card and marine and RV loan charge-offs. Total average assets directly related to the segment rose 6.5% over 2007, mainly due to growth in consumer loans and consumer credit card loans. Average deposits decreased slightly from the prior year, mainly due to lower balances in long-term certificates of deposit, partly offset by growth in premium money market deposit accounts.

Commercial

The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. In 2009, pre-tax profitability for the Commercial segment increased $10.6 million, or 9.0%, compared to the prior year. The growth was mainly due to a $54.9 million, or 26.9%, increase in net interest income and an $8.1 million increase in non-interest income. Partly offsetting the increases in income were higher net loan charge-offs of $40.7 million and non-interest expense of $11.8 million. The increase in net interest income was mainly due to lower net allocated funding costs of $129.6 million and a decrease of $6.7 million in deposit interest expense, which were partly offset by a decline in loan interest income of $81.3 million. The growth in net loan charge-offs included a $27.9 million increase in construction and land loan net charge-offs and smaller increases in other commercial loan categories. Non-interest income increased $8.1 million, or 7.5%, over the prior year and included higher commercial cash management fees and bank card fees (mainly corporate card), partly offset by lower cash sweep commissions. Non-interest expense increased $11.8 million, or 6.5%, over the previous year, mainly due to higher FDIC insurance expense and an increase in salaries and benefits expense. Total average assets directly related to the segment declined 4.7% from 2008. Average segment loans decreased 4.9% compared to 2008 as a result of declines in business and business real estate loans, while average deposits increased 38.0% due to growth in non-interest bearing demand and money market deposit accounts.

Pre-tax income for 2008 decreased $2.8 million, or 2.3%, compared to the prior year. Most of the decrease was due to a decline of $16.8 million in non-interest income and an increase of $5.2 million in net loan charge-offs. Net interest income increased $19.7 million, or 10.7%, which resulted from lower net allocated funding costs of $81.1 million and lower deposit interest expense of $7.0 million, partly offset by a $68.3 million decline in loan interest income. Non-interest income decreased by 13.5% from the previous year largely due to lower bank card fees, partly offset by higher commercial cash management fees. Non-interest expense increased slightly over the prior year and included higher salaries expense and impairment charges on foreclosed land, partly offset by lower commercial card servicing costs. Net loan charge-offs were $13.5 million in 2008 compared to $8.4 million in 2007. The increase was mainly due to higher construction and land loan net charge-offs. Total average assets directly related to the segment rose 7.0% over 2007, largely due to growth in business and business real estate loans. Average deposits increased 7.2% due to growth in non-interest bearing demand, money market and interest checking deposit accounts.

Wealth

The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2009 the Trust group managed investments with a market value of $12.8 billion and administered an additional $9.3 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $1.4 billion in total assets at December 31, 2009. The Capital Markets Group sells primarily fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax profitability for the Wealth segment was $49.8 million in 2009 compared to $19.4 million in 2008, an increase of $30.4 million. The profitability increase was the result of a $25.4 million decline in non-interest expense, which was due to a $33.3 million loss on the purchase of auction rate securities in 2008, which is discussed above in the Non-Interest Expense section of this discussion. Partly offsetting this decline in expense were increases in FDIC insurance costs, allocated processing costs, and salaries and benefits expense. Net interest income increased $4.9 million, or 13.1%, largely due to a $13.9 million decline in interest expense on short-term jumbo certificates of deposit, and a $7.6 million decline in overnight borrowings expense. These effects were partly offset by a $13.2 million decrease in assigned net funding credits. Non-interest income increased slightly over the prior year due to higher bond trading income in the Capital Markets Group, partly offset by lower trust fee income and cash sweep commissions. Average assets decreased $7.7 million during 2009 mainly due to a decline in the trading securities portfolio. Average deposits increased $400.3 million, or 25.3%, during 2009, due to growth in premium money market accounts and certificates of deposit over $100,000.

In 2008, pre-tax income for the Wealth segment was $19.4 million compared to $50.1 million in 2007, a $30.7 million decline mainly due to the auction rate securities loss mentioned above. Excluding this loss, segment profitability in 2008 would have been $52.7 million, a 5.2% increase over 2007. Net interest income increased $2.7 million, or 7.8%, over the prior year, due to lower interest expense on short-term borrowings and deposits, partly offset by lower interest income on overnight investments. Non-interest income increased $8.5 million, or 8.0%, mainly due to higher private client and corporate trust fees and bond trading income. Non-interest expense, excluding the auction rate securities loss, rose $8.4 million over 2007, mainly in salary expense. Average assets decreased $305.2 million during 2008 because of lower overnight investments of liquid funds. Average deposits increased $306.5 million during 2008, due to growth in short-term certificates of deposit over $100,000.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the excess of the Company’s provision for loan losses over net loan charge-offs, which are generally assigned directly to the segments. In 2009, the pre-tax loss in this category was $60.4 million, compared to profitability of $10.4 million in 2008. The decline in profitability was partly due to items relating to the Bank’s relationship with Visa which were not assigned to a segment. As mentioned earlier, Visa-related stock redemption gains of $22.2 million and indemnification obligation reversals of $9.6 million were recorded in 2008, compared to obligation reversals of $2.5 million in 2009. In addition, unallocated net interest income in this category, relating to earnings on the Company’s investment portfolio and interest expense on overnight borrowings not allocated to the segments, decreased $41.9 million in 2009. These declines in profitability were partly offset by a $16.5 million decrease in the unallocated loan loss provision.

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

In April 2009, the FASB issued additional guidance on reliance on transaction prices or quoted prices when estimating fair value when market volume and activity have significantly decreased. The guidance reaffirms the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It provides a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted the guidance in March 2009, and its application did not result in a change in valuation techniques and related inputs.

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

Non-controlling Interests Also in December 2007, the FASB issued guidance which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. A single method of accounting exists for changes in a parent’s ownership interest if the parent retains its controlling interest, deeming these to be equity transactions. Such changes include the parent’s purchases and sales of ownership interests in its subsidiary and the subsidiary’s acquisition and issuance of its ownership interests. The parent must recognize a gain or loss in net income when a subsidiary is deconsolidated. The guidance changed the way the consolidated income statement is presented, requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and requires disclosure of these amounts on the face of the consolidated statement of income. The guidance was effective on January 1, 2009, and its adoption did not have a significant effect on the Company’s consolidated financial statements.

Income per Share In June 2008, the FASB issued guidance which defined unvested stock awards which contain nonforfeitable rights to dividends as securities which participate in undistributed earnings. Such participating securities must be included in the computation of income per share under the two-class method. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities according to dividends declared and participation rights in undistributed earnings. The Company was required to apply the two-class method to its computation of income per share effective January 1, 2009, and its application did not have a significant effect on the computation of income per share attributable to common shareholders.

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

Variable Interest Entities In June 2009, the FASB issued new accounting guidance related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact its economic performance and the obligation to absorb its losses or the right to receive its benefits. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The guidance was effective on January 1, 2010, and its adoption did not have a significant effect on the Company’s financial statements.

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

During the second half of 2008, the national economy experienced a significant deterioration which has continued throughout 2009. As a result, interest rates fell significantly and have remained at low levels, while prices of consumer goods and services have been relatively constant. New legislation was enacted to mitigate the effects of the recession and revive the economy, and additional legislation is probable. It is difficult to predict the inflationary impact of the recession and the accompanying legislative measures taken to combat it.

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

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year Ended December 31, 2009	For the Quarter Ended
(In thousands, except per share data)	12/31/09	9/30/09	6/30/09	3/31/09

Interest income	$194,999	$201,647	$198,992	$193,874
Interest expense	(30,496)	(38,108)	(41,547)	(43,859)

Net interest income	164,503	163,539	157,445	150,015
Non-interest income	103,457	102,135	98,562	92,431
Investment securities losses, net	(1,325)	(945)	(2,753)	(2,172)
Salaries and employee benefits	(85,480)	(87,267)	(86,279)	(86,753)
Other expense	(69,197)	(67,222)	(73,732)	(66,133)
Provision for loan losses	(41,002)	(35,361)	(41,166)	(43,168)

Income before income taxes	70,956	74,879	52,077	44,220
Income taxes	(21,493)	(23,415)	(15,257)	(13,592)
Non-controlling interest	159	185	148	208

Net income	$49,622	$51,649	$36,968	$30,836

Net income per common share – basic*	$.60	$.63	$.46	$.38
Net income per common share – diluted*	$.60	$.63	$.46	$.38

Weighted average shares – basic*	82,684	82,169	80,251	79,487
Weighted average shares – diluted*	83,040	82,491	80,524	79,807

Year Ended December 31, 2008	For the Quarter Ended
(In thousands, except per share data)	12/31/08	9/30/08	6/30/08	3/31/08

Interest income	$209,628	$209,464	$208,204	$222,553
Interest expense	(53,339)	(57,900)	(63,425)	(82,446)

Net interest income	156,289	151,564	144,779	140,107
Non-interest income	85,226	95,593	102,733	92,160
Investment securities gains, net	4,814	1,149	1,008	23,323
Salaries and employee benefits	(83,589)	(83,766)	(83,247)	(83,010)
Other expense	(60,099)	(100,680)	(63,818)	(57,171)
Provision for loan losses	(41,333)	(29,567)	(18,000)	(20,000)

Income before income taxes	61,308	34,293	83,455	95,409
Income taxes	(17,757)	(9,534)	(27,118)	(30,668)
Non-controlling interest	285	(86)	(358)	(574)

Net income	$43,836	$24,673	$55,979	$64,167

Net income per common share – basic*	$.55	$.31	$.70	$.81
Net income per common share – diluted*	$.55	$.31	$.70	$.80

Weighted average shares – basic*	79,400	79,228	79,119	79,027
Weighted average shares – diluted*	79,986	79,868	79,754	79,702

Year Ended December 31, 2007	For the Quarter Ended
(In thousands, except per share data)	12/31/07	9/30/07	6/30/07	3/31/07

Interest income	$236,752	$238,274	$232,808	$228,267
Interest expense	(99,285)	(103,012)	(98,944)	(96,788)

Net interest income	137,467	135,262	133,864	131,479
Non-interest income	98,101	95,137	94,059	84,284
Investment securities gains (losses), net	3,270	1,562	(493)	3,895
Salaries and employee benefits	(78,433)	(77,312)	(76,123)	(76,900)
Other expense	(84,204)	(61,608)	(60,251)	(59,328)
Provision for loan losses	(14,062)	(11,455)	(9,054)	(8,161)

Income before income taxes	62,139	81,586	82,002	75,269
Income taxes	(18,187)	(25,515)	(26,453)	(23,582)
Non-controlling interest	(260)	(173)	25	(191)

Net income	$43,692	$55,898	$55,574	$51,496

Net income per common share – basic*	$.55	$.70	$.69	$.64
Net income per common share – diluted*	$.55	$.70	$.68	$.63

Weighted average shares – basic*	79,029	79,291	80,207	80,606
Weighted average shares – diluted*	79,803	80,064	81,027	81,515

* Restated for the 5% stock dividend distributed in 2009.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31
	2009			2008			2007
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$3,119,778	$116,686	3.74%	$3,478,927	$170,620	4.90%	$3,110,386	$209,523	6.74%
Real estate – construction and land	739,896	26,746	3.61	701,519	34,445	4.91	671,986	49,436	7.36
Real estate – business	2,143,675	108,107	5.04	2,281,664	136,955	6.00	2,204,041	154,819	7.02
Real estate – personal	1,585,273	87,085	5.49	1,522,172	88,322	5.80	1,521,066	90,537	5.95
Consumer	1,464,170	101,761	6.95	1,674,497	119,837	7.16	1,558,302	115,184	7.39
Home equity	495,629	21,456	4.33	474,635	23,960	5.05	443,748	33,526	7.56
Student(C)	344,243	9,440	2.74	13,708	287	2.10	—	—	—
Consumer credit card	727,422	89,045	12.24	776,810	83,972	10.81	665,964	84,856	12.74
Overdrafts	9,781	—	—	11,926	—	—	13,823	—	—

Total loans	10,629,867	560,326	5.27	10,935,858	658,398	6.02	10,189,316	737,881	7.24

Loans held for sale	397,583	8,219	2.07	347,441	14,968	4.31	321,916	21,940	6.82
Investment securities:
U.S. government & federal agency	307,142	10,973	3.57	183,083	7,439	4.06	410,170	16,505	4.02
State & municipal obligations(B)	873,607	43,882	5.02	695,542	37,770	5.43	594,154	33,416	5.62
Mortgage and asset-backed securities	3,739,967	167,087	4.47	2,469,467	125,369	5.08	2,120,521	102,243	4.82
Other marketable securities(B)	179,847	9,793	5.45	98,650	4,243	4.30	129,622	7,355	5.67
Trading securities(B)	16,927	506	2.99	28,840	1,355	4.70	22,321	1,144	5.13
Non-marketable securities(B)	136,911	6,398	4.67	133,996	7,730	5.77	92,251	5,710	6.19

Total investment securities	5,254,401	238,639	4.54	3,609,578	183,906	5.09	3,369,039	166,373	4.94

Federal funds sold and securities purchased under agreements to resell	43,811	222	.51	425,273	8,287	1.95	527,304	25,881	4.91
Interest earning deposits with banks	325,744	807	.25	46,670	198	.42	—	—	—

Total interest earning assets	16,651,406	808,213	4.85	15,364,820	865,757	5.63	14,407,575	952,075	6.61

Less allowance for loan losses	(181,417)			(145,176)			(132,234)
Unrealized gain (loss) on investment securities	24,105			27,068			25,333
Cash and due from banks	364,579			451,105			463,970
Land, buildings and equipment – net	411,366			412,852			400,161
Other assets	349,164			343,664			315,522

Total assets	$17,619,203			$16,454,333			$15,480,327

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$438,748	642	.15	$400,948	1,186	.30	$392,942	2,067	.53
Interest checking and money market	8,547,801	30,789	.36	7,400,125	59,947	.81	6,996,943	114,027	1.63
Time open & C.D.’s of less than $100,000	2,055,952	51,982	2.53	2,149,119	77,322	3.60	2,359,386	110,957	4.70
Time open & C.D.’s of $100,000 and over	1,858,543	35,371	1.90	1,629,500	55,665	3.42	1,480,856	73,739	4.98

Total interest bearing deposits	12,901,044	118,784	.92	11,579,692	194,120	1.68	11,230,127	300,790	2.68

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	968,643	3,699	.38	1,373,625	25,085	1.83	1,696,613	83,464	4.92
Other borrowings(D)	920,467	31,527	3.43	1,092,746	37,905	3.47	292,446	13,775	4.71

Total borrowings	1,889,110	35,226	1.86	2,466,371	62,990	2.55	1,989,059	97,239	4.89

Total interest bearing liabilities	14,790,154	154,010	1.04%	14,046,063	257,110	1.83%	13,219,186	398,029	3.01%

Non-interest bearing demand deposits	920,118			670,118			647,888
Other liabilities	176,676			140,333			134,278
Equity	1,732,255			1,597,819			1,478,975

Total liabilities and equity	$17,619,203			$16,454,333			$15,480,327

Net interest margin (T/E)		$654,203			$608,647			$554,046

Net yield on interest earning assets			3.93%			3.96%			3.85%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			7.48%			9.85%			5.64%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $3,922,000 in 2009, $3,553,000 in 2008, $2,895,000 in 2007, $1,826,000 in 2006, $1,035,000 in 2005, and $726,000 in 2004. Investment securities interest income include tax equivalent adjustments of $14,779,000 in 2009,
$12,355,000 in 2008, $13,079,000 in 2007, $9,476,000 in 2006, $3,626,000 in 2005, and $1,682,000 in 2004. These adjustments relate to state and municipal obligations, other marketable securities, trading securities, and non-marketable securities.

Years Ended December 31
2006			2005			2004			Average
		Average			Average			Average	Balance
	Interest	Rates		Interest	Rates		Interest	Rates	Five Year
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Compound
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Growth Rate

$2,688,722	$177,543	6.60%	$2,336,681	$125,354	5.36%	$2,119,823	$88,106	4.16%	8.04%
540,574	40,477	7.49	480,864	28,422	5.91	427,976	18,068	4.22	11.57
2,053,455	140,659	6.85	1,794,269	106,167	5.92	1,823,302	90,601	4.97	3.29
1,415,321	79,816	5.64	1,339,900	71,222	5.32	1,322,354	68,629	5.19	3.69
1,352,047	95,074	7.03	1,242,163	80,431	6.48	1,188,018	75,633	6.37	4.27
445,376	33,849	7.60	429,911	26,463	6.16	381,111	17,481	4.59	5.40
–	—	—	357,319	17,050	4.77	326,120	9,790	3.00	NM
595,252	77,737	13.06	554,471	66,552	12.00	515,585	57,112	11.08	7.13
14,685	—	—	13,995	—	—	13,319	—	—	(5.99)

9,105,432	645,155	7.09	8,549,573	521,661	6.10	8,117,608	425,420	5.24	5.54

315,950	21,788	6.90	11,909	657	5.52	12,505	644	5.15	NM

640,239	22,817	3.56	1,066,304	39,968	3.75	1,721,301	67,988	3.95	(29.16)
414,282	22,499	5.43	137,007	6,591	4.81	70,846	3,516	4.96	65.27
2,201,685	96,270	4.37	2,812,757	114,978	4.09	2,846,093	105,827	3.72	5.61
200,013	10,695	5.35	216,984	8,808	4.06	163,843	3,539	2.16	1.88
17,444	884	5.07	10,624	478	4.50	14,250	557	3.91	3.50
85,211	7,863	9.23	78,709	4,984	6.33	75,542	3,695	4.89	12.63

3,558,874	161,028	4.52	4,322,385	175,807	4.07	4,891,875	185,122	3.78	1.44

299,554	15,637	5.22	116,553	4,102	3.52	84,113	1,312	1.56	(12.23)
–	—	—	—	—	—	—	—	—	NM

13,279,810	843,608	6.35	13,000,420	702,227	5.40	13,106,101	612,498	4.67	4.90

(129,224)			(129,272)			(132,554)			6.48

(9,443)			22,607			90,692			NM
470,826			508,389			553,074			(8.00)
376,375			369,471			340,188			3.87
250,260			201,829			191,655			12.75

$14,238,604			$13,973,444			$14,149,156			4.48

$393,870	2,204	.56	$403,158	1,259	.31	$401,935	1,250	.31	1.77
6,717,280	94,238	1.40	6,745,714	52,112	.77	6,171,456	26,707	.43	6.73

2,077,257	85,424	4.11	1,736,804	50,597	2.91	1,678,659	38,924	2.32	4.14

1,288,845	58,381	4.53	983,703	30,779	3.13	788,800	14,912	1.89	18.70

10,477,252	240,247	2.29	9,869,379	134,747	1.37	9,040,850	81,793	.90	7.37

1,455,544	70,154	4.82	1,609,868	48,776	3.03	1,827,428	22,560	1.23	(11.92)
182,940	8,744	4.78	366,072	12,464	3.40	419,215	8,519	2.03	17.03

1,638,484	78,898	4.82	1,975,940	61,240	3.10	2,246,643	31,079	1.38	(3.41)

12,115,736	319,145	2.63%	11,845,319	195,987	1.65%	11,287,493	112,872	1.00%	5.55

642,545			655,729			1,288,434			(6.51)
99,396			90,752			119,498			8.13
1,380,927			1,381,644			1,453,731			3.57

$14,238,604			$13,973,444			$14,149,156			4.48%

	$524,463			$506,240			$499,626

		3.95%			3.89%			3.81%

		3.60%			1.32%			(1.14)%

(C)	The Company’s portfolio of originated student loans was classified as held for sale in the first quarter of 2006 and, accordingly, is included in the held for sale balances for 2006 through 2009. In December 2008, the Company purchased $358,451,000 of student loans which it intends to hold to maturity.
(D)	Interest expense of $38,000, $123,000 and $113,000 which was capitalized on construction projects in 2006, 2005 and 2004, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Year Ended December 31, 2009
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,866	3.77%	$3,019	3.77%	$3,260	3.81%	$3,341	3.61%
Real estate – construction and land	695	3.93	699	3.74	751	3.50	816	3.34
Real estate – business	2,113	4.98	2,147	5.04	2,174	5.05	2,141	5.10
Real estate – personal	1,547	5.32	1,578	5.38	1,596	5.55	1,621	5.72
Consumer	1,358	7.03	1,424	6.99	1,498	6.87	1,579	6.92
Home equity	488	4.33	492	4.35	498	4.33	505	4.31
Student	335	2.28	341	2.37	347	2.61	354	3.69
Consumer credit card	749	11.80	729	12.60	698	12.70	734	11.90
Overdrafts	11	—	11	—	9	—	8	—

Total loans	10,162	5.27	10,440	5.31	10,831	5.27	11,099	5.24

Loans held for sale	322	1.70	294	1.95	514	1.53	463	3.00
Investment securities:
U.S. government & federal agency	518	3.02	413	4.47	159	3.03	134	3.61
State & municipal obligations(A)	931	4.80	908	4.97	906	5.22	747	5.13
Mortgage and asset-backed securities	4,478	3.86	3,985	4.47	3,649	4.66	2,827	5.20
Other marketable securities(A)	188	5.45	195	5.20	193	5.40	142	5.84
Trading securities(A)	14	2.66	18	3.08	19	3.12	17	3.01
Non-marketable securities(A)	134	6.02	134	4.98	139	3.65	141	4.09

Total investment securities	6,263	4.02	5,653	4.58	5,065	4.70	4,008	5.11

Federal funds sold and securities purchased under agreements to resell	10	.85	31	.66	26	.56	110	.42
Interest earning deposits with banks	290	.25	204	.23	213	.10	601	.30

Total interest earning assets	17,047	4.66	16,622	4.93	16,649	4.91	16,281	4.93

Less allowance for loan losses	(188)		(186)		(178)		(173)
Unrealized gain (loss) on investment securities	115		41		(13)		(49)
Cash and due from banks	366		357		357		378
Land, buildings and equipment – net	408		411		412		415
Other assets	345		363		348		340

Total assets	$18,093		$17,608		$17,575		$17,192

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$442	.14	$443	.15	$452	.15	$418	.15
Interest checking and money market	9,181	.33	8,653	.35	8,460	.37	7,881	.41
Time open & C.D.’s under $100,000	1,895	1.93	2,108	2.54	2,130	2.74	2,092	2.86
Time open & C.D.’s $100,000 & over	1,559	1.46	1,785	1.87	2,004	1.98	2,093	2.19

Total interest bearing deposits	13,077	.69	12,989	.90	13,046	1.00	12,484	1.11

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	980	.33	938	.35	963	.35	995	.50
Other borrowings	773	3.62	833	3.66	873	3.79	1,208	2.86

Total borrowings	1,753	1.78	1,771	1.90	1,836	1.99	2,203	1.80

Total interest bearing liabilities	14,830	.82%	14,760	1.02%	14,882	1.12%	14,687	1.21%

Non-interest bearing demand deposits	1,167		878		861		771
Other liabilities	217		186		168		135
Equity	1,879		1,784		1,664		1,599

Total liabilities and equity	$18,093		$17,608		$17,575		$17,192

Net interest margin (T/E)	$170		$168		$162		$154

Net yield on interest earning assets		3.95%		4.02%		3.91%		3.83%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2008
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$3,389	4.52%	$3,474	4.70%	$3,550	4.80%	$3,504	5.60%
Real estate – construction and land	724	4.21	698	4.78	700	4.85	684	5.85
Real estate – business	2,285	5.76	2,325	5.80	2,282	5.98	2,234	6.49
Real estate – personal	1,543	5.67	1,509	5.75	1,510	5.84	1,526	5.95
Consumer	1,670	7.08	1,717	7.07	1,675	7.13	1,636	7.35
Home equity	494	4.58	479	4.72	466	4.93	459	6.03
Student	55	2.09	—	—	—	—	—	—
Consumer credit card	770	11.21	790	10.76	786	10.15	761	11.14
Overdrafts	11	—	12	—	11	—	14	—

Total loans	10,941	5.77	11,004	5.88	10,980	5.93	10,818	6.51

Loans held for sale	393	3.70	352	4.26	331	4.40	313	5.04
Investment securities:
U.S. government & federal agency	113	3.88	117	4.08	199	4.08	304	4.11
State & municipal obligations(A)	1,007	5.25	700	5.40	566	5.59	506	5.67
Mortgage and asset-backed securities	2,528	5.25	2,454	5.04	2,522	4.99	2,373	5.03
Other marketable securities(A)	73	7.07	82	3.23	127	2.81	114	4.95
Trading securities(A)	20	4.13	23	3.71	22	3.59	50	5.89
Non-marketable securities(A)	150	5.75	145	5.83	130	5.72	111	5.77

Total investment securities	3,891	5.25	3,521	5.06	3,566	4.97	3,458	5.08

Federal funds sold and securities purchased under agreements to resell	369	.54	420	2.01	421	2.16	491	2.78
Interest earning deposits with banks	186	.42	—	—	—	—	—	—

Total interest earning assets	15,780	5.40	15,297	5.55	15,298	5.57	15,080	6.03

Less allowance for loan losses	(160)		(144)		(141)		(135)
Unrealized gain (loss) on investment securities	(11)		17		38		64
Cash and due from banks	424		464		455		460
Land, buildings and equipment – net	416		412		412		412
Other assets	345		341		342		347

Total assets	$16,794		$16,387		$16,404		$16,228

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$402	.19	$410	.31	$410	.31	$381	.38
Interest checking and money market	7,509	.59	7,499	.77	7,413	.76	7,178	1.13
Time open & C.D.’s under $100,000	2,053	3.00	2,041	3.14	2,187	3.76	2,318	4.38
Time open & C.D.’s $100,000 & over	1,787	2.88	1,555	2.95	1,585	3.52	1,590	4.38

Total interest bearing deposits	11,751	1.35	11,505	1.47	11,595	1.69	11,467	2.22

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,082	.75	1,368	1.58	1,420	1.67	1,628	2.90
Other borrowings	1,534	2.99	1,103	3.61	998	3.56	730	4.14

Total borrowings	2,616	2.06	2,471	2.48	2,418	2.45	2,358	3.29

Total interest bearing liabilities	14,367	1.48%	13,976	1.65%	14,013	1.82%	13,825	2.40%

Non-interest bearing demand deposits	691		668		660		661
Other liabilities	124		123		134		180
Equity	1,612		1,620		1,597		1,562

Total liabilities and equity	$16,794		$16,387		$16,404		$16,228

Net interest margin (T/E)	$161		$156		$148		$144

Net yield on interest earning assets		4.06%		4.04%		3.90%		3.83%

(A) Includes tax equivalent calculations.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth on pages 50 through 52 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Kansas City, Missouri
February 26, 2010

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008

	(In thousands)

ASSETS
Loans	$10,145,324	$11,283,246
Allowance for loan losses	(194,480)	(172,619)

Net loans	9,950,844	11,110,627

Loans held for sale	345,003	361,298
Investment securities:
Available for sale ($537,079,000 and $525,993,000 pledged in 2009 and
2008, respectively, to secure structured repurchase agreements)	6,340,975	3,630,753
Trading	10,335	9,463
Non-marketable	122,078	139,900

Total investment securities	6,473,388	3,780,116

Federal funds sold and securities purchased under agreements to resell	22,590	169,475
Interest earning deposits with banks	24,118	638,158
Cash and due from banks	417,126	491,723
Land, buildings and equipment – net	402,633	411,168
Goodwill	125,585	125,585
Other intangible assets – net	14,333	17,191
Other assets	344,569	427,106

Total assets	$18,120,189	$17,532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$1,793,816	$1,375,000
Savings, interest checking and money market	9,202,916	7,610,306
Time open and C.D.’s of less than $100,000	1,801,332	2,067,266
Time open and C.D.’s of $100,000 and over	1,412,387	1,842,161

Total deposits	14,210,451	12,894,733

Federal funds purchased and securities sold under agreements to repurchase	1,103,191	1,026,537
Other borrowings	736,062	1,747,781
Other liabilities	184,580	283,929

Total liabilities	16,234,284	15,952,980

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 83,127,401 and 75,901,097 shares in 2009 and 2008, respectively	415,637	379,505
Capital surplus	854,490	621,458
Retained earnings	568,532	633,159
Treasury stock of 22,328 and 18,789 shares in 2009 and 2008, respectively, at cost	(838)	(761)
Accumulated other comprehensive income (loss)	46,407	(56,729)

Total Commerce Bancshares, Inc. stockholders’ equity	1,884,228	1,576,632
Non-controlling interest	1,677	2,835

Total equity	1,885,905	1,579,467

Total liabilities and equity	$18,120,189	$17,532,447

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2009	2008	2007

INTEREST INCOME
Interest and fees on loans	$556,404	$654,845	$734,986
Interest on loans held for sale	8,219	14,968	21,940
Interest on investment securities	223,860	171,551	153,294
Interest on federal funds sold and securities purchased under agreements to resell	222	8,287	25,881
Interest on deposits with banks	807	198	—

Total interest income	789,512	849,849	936,101

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	31,431	61,133	116,094
Time open and C.D.’s of less than $100,000	51,982	77,322	110,957
Time open and C.D.’s of $100,000 and over	35,371	55,665	73,739
Interest on federal funds purchased and securities sold under agreements to repurchase	3,699	25,085	83,464
Interest on other borrowings	31,527	37,905	13,775

Total interest expense	154,010	257,110	398,029

Net interest income	635,502	592,739	538,072
Provision for loan losses	160,697	108,900	42,732

Net interest income after provision for loan losses	474,805	483,839	495,340

NON-INTEREST INCOME
Deposit account charges and other fees	106,362	110,361	117,350
Bank card transaction fees	122,124	113,862	103,613
Trust fees	76,831	80,294	78,840
Bond trading income	22,432	15,665	9,338
Consumer brokerage services	10,831	12,156	11,754
Loan fees and sales	21,273	(2,413)	8,835
Other	36,732	45,787	41,851

Total non-interest income	396,585	375,712	371,581

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment losses on debt securities	(32,783)	—	—
Less noncredit-related losses on securities not expected to be sold	30,310	—	—

Net impairment losses	(2,473)	—	—
Realized gains (losses) on sales and fair value adjustments	(4,722)	30,294	8,234

Investment securities gains (losses), net	(7,195)	30,294	8,234

NON-INTEREST EXPENSE
Salaries and employee benefits	345,779	333,612	308,768
Net occupancy	45,925	46,317	45,789
Equipment	25,472	24,569	24,121
Supplies and communication	32,156	35,335	34,162
Data processing and software	61,789	56,387	50,342
Marketing	18,231	19,994	18,199
Deposit insurance	27,373	2,051	1,412
Loss on purchase of auction rate securities	—	33,266	—
Indemnification obligation	(2,496)	(9,619)	20,951
Other	67,834	73,468	70,415

Total non-interest expense	622,063	615,380	574,159

Income before income taxes	242,132	274,465	300,996
Less income taxes	73,757	85,077	93,737

Net income before non-controlling interest	168,375	189,388	207,259
Less non-controlling interest expense (income)	(700)	733	599

NET INCOME	$169,075	$188,655	$206,660

Net income per share – basic	$2.07	$2.37	$2.58
Net income per share – diluted	$2.07	$2.36	$2.56

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2009	2008	2007

OPERATING ACTIVITIES
Net income	$169,075	$188,655	$206,660
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	160,697	108,900	42,732
Provision for depreciation and amortization	51,514	50,696	52,469
Amortization of investment security premiums, net	2,348	3,946	7,398
Deferred income tax expense (benefit)	(7,310)	2,656	(11,227)
Investment securities (gains) losses, net	7,195	(30,294)	(8,234)
Gain on sale of branch	(644)	(6,938)	—
Impairment losses (reversals) on loans held for sale	(3,796)	9,398	—
Net gains on sales of loans held for sale	(12,201)	(3,168)	(5,670)
Proceeds from sales of loans held for sale	577,726	235,305	420,295
Originations of loans held for sale	(545,380)	(366,873)	(371,918)
Net (increase) decrease in trading securities	(14,014)	13,281	(19,058)
Stock-based compensation	6,642	6,389	6,263
Decrease in interest receivable	2,943	2,908	8,324
Increase (decrease) in interest payable	(18,574)	(28,351)	5,270
Increase (decrease) in income taxes payable	(3,067)	(1,204)	7,743
Net tax benefit related to equity compensation plans	(557)	(1,928)	(2,283)
Loss on purchase of auction rate securities	—	33,266	—
Prepayment of FDIC insurance premiums	(63,739)	—	—
Other changes, net	(13,570)	650	(3,062)

Net cash provided by operating activities	295,288	217,294	335,702

INVESTING ACTIVITIES
Net cash and cash equivalents paid in acquisitions/dispositions	(3,494)	(54,490)	(14,046)
Cash paid in exchange of investment securities for student loans	—	(17,164)	—
Proceeds from sales of available for sale securities	207,852	131,843	239,541
Proceeds from maturities/pay downs of available for sale securities	1,332,347	1,311,605	1,135,260
Purchases of available for sale securities	(4,078,962)	(2,396,109)	(1,095,686)
Net (increase) decrease in loans	999,086	(412,593)	(793,214)
Purchases of land, buildings and equipment	(29,247)	(42,563)	(55,102)
Sales of land, buildings and equipment	151	495	4,888

Net cash used in investing activities	(1,572,267)	(1,478,976)	(578,359)

FINANCING ACTIVITIES
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	2,041,513	381,276	253,221
Net increase (decrease) in time open and C.D.’s	(693,941)	(36,612)	379,002
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	76,654	(212,375)	(542,992)
Repayment of long-term borrowings	(311,719)	(10,855)	(33,095)
Additional long-term borrowings	100,000	375,000	542,000
Net increase (decrease) in short-term borrowings	(800,000)	799,997	—
Purchases of treasury stock	(528)	(9,490)	(128,578)
Issuance of stock under open market stock sale program, stock purchase and equity compensation plans	103,641	15,978	13,661
Net tax benefit related to equity compensation plans	557	1,928	2,283
Cash dividends paid on common stock	(74,720)	(72,055)	(68,915)

Net cash provided by financing activities	441,457	1,232,792	416,587

Increase (decrease) in cash and cash equivalents	(835,522)	(28,890)	173,930
Cash and cash equivalents at beginning of year	1,299,356	1,328,246	1,154,316

Cash and cash equivalents at end of year	$463,834	$1,299,356	$1,328,246

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
	Common	Capital	Retained	Treasury	Comprehensive	Controlling
(In thousands, except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

Balance, December 31, 2006	$352,330	$427,421	$683,176	$(20,613)	$(200)	$4,422	$1,446,536

Net income			206,660			599	207,259
Change in unrealized gain (loss) on available for sale securities, net of tax					19,363		19,363
Change related to pension plan, net of tax					6,944		6,944

Total comprehensive income							233,566

Distributions to non-controlling interest						(2,551)	(2,551)
Purchase of treasury stock				(128,578)			(128,578)
Cash dividends paid ($.864 per share)			(68,915)				(68,915)
Net tax benefit related to equity compensation plans		2,283					2,283
Stock-based compensation		6,263					6,263
Issuance under stock purchase and equity compensation plans, net	144	(12,339)		25,856			13,661
Common stock issued in South Tulsa Financial Corp. acquisition		(303)		27,917			27,614
5% stock dividend, net	7,220	51,895	(152,225)	92,941			(169)
Adoption of guidance on recognition of income tax positions			446				446

Balance, December 31, 2007	359,694	475,220	669,142	(2,477)	26,107	2,470	1,530,156

Net income			188,655			733	189,388
Change in unrealized gain (loss) on available for sale securities, net of tax					(66,445)		(66,445)
Change related to pension plan, net of tax					(16,391)		(16,391)

Total comprehensive income							106,552

Distributions to non-controlling interest						(368)	(368)
Purchase of treasury stock				(9,490)			(9,490)
Cash dividends paid ($.907 per share)			(72,055)				(72,055)
Net tax benefit related to equity compensation plans		1,928					1,928
Stock-based compensation		6,389					6,389
Issuance under stock purchase and equity compensation plans, net	1,778	2,994		11,206			15,978
5% stock dividend, net	18,033	134,927	(153,118)				(158)
Adoption of fair value guidance allowing use of transaction price at initial measurement			903				903
Adoption of guidance requiring recognition of liabilities for benefits payable under split-dollar life insurance arrangements			(716)				(716)
Change in pension benefit obligation resulting from change in measurement date			348				348

Balance, December 31, 2008	379,505	621,458	633,159	(761)	(56,729)	2,835	1,579,467

Net income			169,075			(700)	168,375
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					7,596		7,596
Change in unrealized gain (loss) on all other available for sale securities, net of tax					93,075		93,075
Change related to pension plan, net of tax					2,465		2,465

Total comprehensive income							271,511

Distributions to non-controlling interest						(458)	(458)
Purchase of treasury stock				(528)			(528)
Cash dividends paid ($.914 per share)			(74,720)				(74,720)
Net tax benefit related to equity compensation plans		557					557
Stock-based compensation		6,642					6,642
Issuance under stock purchase and equity compensation plans, net	1,910	3,127		451			5,488
Issuance of stock under open market sale program	14,474	83,679					98,153
5% stock dividend, net	19,748	139,027	(158,982)				(207)

Balance, December 31, 2009	$415,637	$854,490	$568,532	$(838)	$46,407	$1,677	$1,885,905

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

Commerce Bancshares, Inc. (the Company) conducts its principal activities through its banking and non-banking subsidiaries from approximately 370 locations throughout Missouri, Illinois, Kansas, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance, and private equity investment activities.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America (GAAP) and reporting practices applicable to the banking industry. The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. These estimates are based on information available to management at the time the estimates are made. While the consolidated financial statements reflect management’s best estimates and judgment, actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (after elimination of all material intercompany balances and transactions). Certain amounts for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or total assets. The Company evaluated subsequent events for recognition or disclosure through February 26, 2010, the date on which the financial statements were issued.

Cash and Cash Equivalents

In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets.

Loans and Related Earnings

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the interest method. Prepayment premium or yield maintenance agreements are generally required on all term commercial loans with fixed rate intervals of three years or more.

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

Loans are evaluated regularly by management for impairment. Loans are considered impaired when it becomes probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan has been identified as impaired, impairment is measured based on the present value of the expected future cash flows at the loan’s initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Included in impaired loans are all non-accrual business, lease, construction, business real estate, and personal real estate loans. These types of loans are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection. They are also generally placed on non-accrual status if their terms have been modified in a troubled debt restructuring. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on non-accrual loans are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.

Consumer, home equity and credit card loans are excluded from the definition of an impaired loan, unless they have been subject to a troubled debt restructuring. Consumer installment loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if no collateral) once the loans are more than 120 days delinquent. Credit card loans are charged off against the allowance for loan losses when the receivable is more than 180 days past due. The interest and fee income previously capitalized but not collected on credit card charge-offs is reversed against interest income.

A loan which has undergone a troubled debt restructuring is considered to be impaired. A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrowers’ financial difficulties, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. The Company measures the impairment loss of a troubled debt restructuring based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, contractual rate of the loan.

Loans Held for Sale

Loans held for sale include student loans and fixed rate residential mortgage loans. These loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. They are carried at the lower of aggregate cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics, sale contract prices, or, for those portfolios for which management has concerns about contractual performance, discounted cash flows analyses. Declines in fair value below cost (and subsequent recoveries) are recognized in loan fees and sales. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in loan fees and sales.

Allowance/Provision for Loan Losses

The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of the balance sheet date, including known or anticipated problem loans as well as for loans which are not currently known to require specific allowances. Management’s judgment as to the amount of the allowance is a result of the review of larger individual loans, collateral values, the overall risk characteristics of the portfolio, changes in the character or size of the portfolio, the level of impaired and non-performing assets, historical charge-off amounts, geographic location, prevailing economic conditions and other relevant factors (including individual valuations on impaired loans in accordance with the provisions of Accounting Standards Codification (ASC) 310-10-35.) Personal loans (consumer, home equity and credit card loans) are segregated by loan type and by sub-type, and are evaluated on a group basis. Loans are charged off to the extent they are deemed to be uncollectible, reducing the allowance. Recoveries of loans previously charged off are added to the allowance. The amount of the allowance for loan losses is highly dependent on management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amount and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations, and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known. In addition, the Company’s estimate of the allowance is subject to review by regulatory agencies that could require adjustments to the allowance.

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

Investments in Debt and Equity Securities

The Company has classified the majority of its investment portfolio as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Changes in fair value, excluding certain losses associated with other-than-temporary impairment (OTTI), are reported in other comprehensive income (loss), a component of stockholders’ equity. Securities are periodically evaluated for OTTI in accordance with guidance provided in ASC 320-10-35. For securities with OTTI, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it likely that it will be required to sell the security before the anticipated recovery. If neither condition is met, but the Company does not expect to recover the amortized cost basis, the Company determines whether a credit loss has occurred, which is then recognized in current earnings. The noncredit-related portion of the overall loss is reported in other comprehensive income (loss). Mortgage and asset-backed securities whose credit ratings are below AA at their purchase date are evaluated for OTTI under ASC 325-40-35, which requires evaluations for OTTI at purchase date and in subsequent periods. Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in Investment securities gains (losses), net in the consolidated statements of income. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is continually evaluated and a determination made regarding the appropriate estimate of the future rate of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related amortization of premium or discount accretion.

Non-marketable securities include certain private equity investments, consisting of both debt and equity instruments. These securities are carried at fair value in accordance with ASC 946-10-15, with changes in fair value reported in current earnings. In the absence of readily ascertainable market values, fair value is estimated using internally developed models. Changes in fair value and gains and losses from sales are included in Investment securities gains (losses), net. Other non-marketable securities acquired for debt and regulatory purposes are accounted for at cost.

Trading account securities, which are bought and held principally for the purpose of resale in the near term, are carried at fair value. Gains and losses, both realized and unrealized, are recorded in non-interest income.

Purchases and sales of securities are recognized on a trade date basis. A receivable or payable is recognized for pending transaction settlements.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

The Company may enter into short-term purchases of securities under agreements to resell, which represent short-term secured loans and are reflected as assets in the accompanying consolidated balance sheets. The Company also sells securities under agreements to repurchase, which are accounted for as collateralized financing transactions and are reflected as liabilities in the accompanying consolidated balance sheets. Repurchase agreements are offered to cash management customers as an automated, collateralized investment product. Repurchase agreements may also be used by the Bank to obtain favorable borrowing rates on its purchased funds, and at December 31, 2009, included $500.0 million of structured agreements. Securities are transferred by book entry into custody accounts at the Federal Reserve Bank. Additional collateral may be required or returned, when appropriate, to maintain full collateralization of the transactions. As of December 31, 2009, the Company had pledged $1.5 billion of available for sale securities as collateral for repurchase agreements.

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

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes are provided for temporary differences between the financial reporting bases and income tax bases of the Company’s assets and liabilities, net operating losses, and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income when such assets and liabilities are anticipated to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as tax expense or benefit in the period that includes the enactment date of the change. In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. A valuation allowance is established if it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company recognizes interest and penalties related to income taxes within income tax expense in the consolidated statements of income.

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

Derivative accounting guidance requires that all derivative financial instruments be recorded on the balance sheet at fair value, with the adjustment to fair value recorded in current earnings. Derivatives that are part of a qualifying hedging relationship under ASC 815-20-25 can be designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income. The ineffective portion is recognized in current earnings.

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective. At December 31, 2009, the Company had three interest rate swaps designated as fair value hedges. The Company performs quarterly assessments, using the regression method, to determine whether the hedging relationship has been highly effective in offsetting changes in fair values.

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

Pension Plan

The Company’s pension plan is described in Note 10, Employee Benefit Plans. In 2008, the Company changed the measurement date of its plan assets and benefit obligations from September 30 to December 31, as required by ASC 715-30-35-62.

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

Stock-Based Compensation

The Company’s stock-based employee compensation plan is described in Note 11, Stock-Based Compensation and Directors Stock Purchase Plan. In accordance with the requirements of ASC 718-10-30-3 and 35-2, the Company measures the cost of stock-based compensation based on the grant-date fair value of the award, recognizing the cost over the requisite service period. The fair value of an award is estimated using the Black-Scholes option-pricing model. The expense recognized is based on an estimation of the number of awards for which the requisite service is expected to be rendered, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

Treasury Stock

Purchases of the Company’s common stock are recorded at cost. Upon re-issuance for acquisitions, exercises of stock-based awards or other corporate purposes, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share

Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options and stock appreciation rights) outstanding during each year. On January 1, 2009, the Company adopted new guidance (ASC 260-10-45-61A) requiring the application of the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. Under the new guidance, the Company’s restricted share awards are considered to be a class of participating security. All income per share data has been restated to reflect the application of the two-class method for common shareholders. The effects of the revisions were not significant. In addition, all per share data has been restated to reflect the 5% stock dividend distributed in December 2009.

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

Information about the Company’s most recent acquisitions, which occurred in 2007, is listed below. The Company acquired all of the outstanding stock of the purchased institutions in exchange for cash or stock. Results of operations are included in the Company’s consolidated financial results beginning on the acquisition date.

	Acquisition	Number of	Assets	Intangible Assets
(Dollars in millions)	Date	Locations	Purchased	Recognized	Consideration

Commerce Bank Denver, Colorado	7/1/07	1	$103.9	$20.0	$29.5 - cash
South Tulsa Financial Corporation Tulsa, Oklahoma	4/1/07	2	$127.3	$15.3	$27.6 - stock

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at December 31, 2009 and 2008 are as follows:

(In thousands)	2009	2008

Business	$2,877,936	$3,404,371
Real estate – construction and land	665,110	837,369
Real estate – business	2,104,030	2,137,822
Real estate – personal	1,537,687	1,638,553
Consumer	1,333,763	1,615,455
Home equity	489,517	504,069
Student	331,698	358,049
Consumer credit card	799,503	779,709
Overdrafts	6,080	7,849

Total loans	$10,145,324	$11,283,246

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

Loans to directors and executive officers of the Parent and its significant subsidiaries, and to their associates, are summarized as follows:

(In thousands)

Balance at January 1, 2009	$109,803
Additions	35,652
Amounts collected	(68,179)
Amounts written off	—

Balance at December 31, 2009	$77,276

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2009 to principal holders of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Iowa, Oklahoma, Colorado, Ohio, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short and intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2009, unfunded loan commitments totaled $7.0 billion (which included $3.3 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2009, loans of

$3.0 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.5 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings and borrowings under the Term Auction Facility.

The Company has a net investment in direct financing and sales type leases of $281.4 million and $308.2 million at December 31, 2009 and 2008, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $32.3 million and $37.5 million at December 31, 2009 and 2008, respectively. The net investment in operating leases amounted to $7.2 million and $10.2 million at December 31, 2009 and 2008, respectively, and is included in other assets on the Company’s consolidated balance sheets.

A summary of the allowance for loan losses is as follows:

	Years Ended December 31
(In thousands)	2009	2008	2007

Balance, January 1	$172,619	$133,586	$131,730

Additions:
Provision for loan losses	160,697	108,900	42,732
Allowance of acquired banks	—	—	1,857

Total additions	160,697	108,900	44,589

Deductions:
Loan losses	154,410	85,093	58,868
Less recoveries	15,574	15,226	16,135

Net loan losses	138,836	69,867	42,733

Balance, December 31	$194,480	$172,619	$133,586

The Company had ceased recognition of interest income on loans with a carrying value of $106.6 million and $72.9 million at December 31, 2009 and 2008, respectively. The interest income not recognized on these non-accrual loans was $6.2 million, $2.7 million and $2.3 million during 2009, 2008 and 2007, respectively. Loans 90 days delinquent and still accruing interest amounted to $42.6 million and $40.0 million at December 31, 2009 and 2008, respectively.

The following table presents information on impaired loans at December 31:

(In thousands)	2009	2008

Impaired loans for which a related allowance has been provided	$62,554	$36,865
Impaired loans for which no related allowance has been provided	60,109	46,946

Total impaired loans	$122,663	$83,811

Allowance related to impaired loans	$8,134	$6,361

At December 31, 2009, impaired loans were comprised mainly of loans on non-accrual status, totaling $106.6 million, in addition to certain loans whose terms have been modified in a troubled debt restructuring. These consisted of renegotiated credit card loans under various debt management and assistance programs, and totaled $16.0 million at December 31, 2009.

Average impaired loans were $125.6 million during 2009, $34.3 million during 2008 and $23.8 million during 2007. The interest income recorded on these loans during their impairment period was not significant. Impaired loan balances increased $38.9 million during 2009, with the largest increases in non-accrual construction and land real estate loans, business loans, and business real estate loans.

In addition to the portfolio of loans which are intended to be held to maturity, the Company originates loans which it intends to sell in secondary markets. Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. The Company maintains contracts with the Federal Department of Education and various student loan agencies to sell student loans at various times while the student is attending school or shortly after graduation. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including an impairment valuation allowance resulting from declines in fair value below cost, which is further discussed in Note 16 on Fair Value Measurements. Previously recognized impairment losses amounting to $8.6 million were reversed during 2009, as various impaired loans were sold, and increases in fair value were recorded on other unsold loans due to improving investor liquidity.

(In thousands)	2009	2008

Balance outstanding at end of year:
Student loans, at cost	$335,358	$367,954
Residential mortgage loans, at cost	10,473	2,742
Valuation allowance on student loans	(828)	(9,398)

Total loans held for sale, at lower of cost or fair value	$345,003	$361,298

Net gains on sales:
Student loans	$9,738	$2,139
Residential mortgage loans	2,463	1,029

Total gains on sales of loans held for sale, net	$12,201	$3,168

4.	Investment Securities

Investment securities, at fair value, consisted of the following at December 31, 2009 and 2008.

(In thousands)	2009	2008

Available for sale:
U.S. government and federal agency obligations	$447,038	$11,594
Government-sponsored enterprise obligations	165,814	141,957
State and municipal obligations	939,338	719,752
Agency mortgage-backed securities	2,262,003	1,711,404
Non-agency mortgage-backed securities	609,016	620,479
Other asset-backed securities	1,701,569	253,756
Other debt securities	176,331	121,861
Equity securities	39,866	49,950

Total available for sale	6,340,975	3,630,753

Trading	10,335	9,463
Non-marketable	122,078	139,900

Total investment securities	$6,473,388	$3,780,116

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $72.6 million and $84.4 million at December 31, 2009 and December 31, 2008, respectively. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $49.5 million and $55.4 million at December 31, 2009 and December 31, 2008, respectively. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of December 31, 2009 is shown below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2009. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by government-sponsored agencies such as FHLMC, FNMA and GNMA, and non-agency mortgage-backed securities which have no guarantee, but are collateralized by residential mortgages. Also included are certain other asset-backed securities, primarily collateralized by credit cards, automobiles and commercial loans. These securities differ from traditional debt securities primarily in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

			Weighted
	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$2,957	$2,966	.89%
After 1 but within 5 years	176,821	177,253	.15
After 5 but within 10 years	256,829	266,819	1.70

Total U.S. government and federal agency obligations	436,607	447,038	1.07

Government-sponsored enterprise obligations:
Within 1 year	21,866	22,263	3.50
After 1 but within 5 years	140,325	143,551	2.49

Total government-sponsored enterprise obligations	162,191	165,814	2.62

State and municipal obligations:
Within 1 year	115,275	116,865	3.61
After 1 but within 5 years	397,748	411,609	3.38
After 5 but within 10 years	136,815	139,797	3.46
After 10 years	267,429	271,067	2.74

Total state and municipal obligations	917,267	939,338	3.23

Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,205,177	2,262,003	4.17
Non-agency mortgage-backed securities	654,711	609,016	6.21
Other asset-backed securities	1,685,691	1,701,569	2.51

Total mortgage and asset-backed securities	4,545,579	4,572,588	3.84

Other debt securities:
After 1 but within 5 years	164,402	176,331

Total other debt securities	164,402	176,331

Equity securities	11,285	39,866

Total available for sale investment securities	$6,237,331	$6,340,975

Included in U.S. government securities are $435.0 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS), which were purchased during the second half of 2009. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $167.8 million, at fair value, of auction rate securities (ARS), which were purchased from bank customers in the third quarter of 2008. These bonds are historically traded in a competitive bidding process at weekly/monthly auctions. These auctions have not functioned since early 2008, and this market has not recovered. Interest is currently being paid at the maximum failed auction rates. Equity securities are primarily comprised of investments in common stock held by the Parent.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type. Included in gross unrealized losses at December 31, 2009 are other-than-temporary impairment (OTTI) losses of $30.3 million relating to certain non-agency mortgage-backed securities, which represent the noncredit-related portion of the overall impairment amount.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2009
U.S. government and federal agency obligations	$436,607	$10,764	$(333)	$447,038
Government-sponsored enterprise obligations	162,191	3,743	(120)	165,814
State and municipal obligations	917,267	25,099	(3,028)	939,338
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,205,177	58,740	(1,914)	2,262,003
Non-agency mortgage-backed securities	654,711	4,505	(50,200)	609,016
Other asset-backed securities	1,685,691	17,143	(1,265)	1,701,569

Total mortgage and asset-backed securities	4,545,579	80,388	(53,379)	4,572,588

Other debt securities	164,402	11,929	—	176,331
Equity securities	11,285	28,581	—	39,866

Total	$6,237,331	$160,504	$(56,860)	$6,340,975

December 31, 2008
U.S. government and federal agency obligations	$10,478	$1,116	$—	$11,594
Government-sponsored enterprise obligations	135,825	6,132	—	141,957
State and municipal obligations	715,421	10,794	(6,463)	719,752
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,685,821	26,609	(1,026)	1,711,404
Non-agency mortgage-backed securities	742,090	816	(122,427)	620,479
Other asset-backed securities	275,641	113	(21,998)	253,756

Total mortgage and asset-backed securities	2,703,552	27,538	(145,451)	2,585,639

Other debt securities	116,527	5,404	(70)	121,861
Equity securities	7,680	42,270	—	49,950

Total	$3,689,483	$93,254	$(151,984)	$3,630,753

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2009, the fair value of securities on this watch list was $298.8 million.

Prior to March 2009, the Company had not incurred OTTI on any of its debt securities. However, as of December 31, 2009, the Company had recorded OTTI on twelve non-agency mortgage-backed securities, having an aggregate par value of $171.6 million. The credit portion of the impairment totaled $2.5 million and was recorded in current earnings. The noncredit-related portion of the impairment totaled $30.3 million on a pre-tax basis, and has been recognized in other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Prepayment CPR	6% - 25%
Projected cumulative default	7% - 39%
Credit support	3% - 14%
Loss severity	32% - 57%

The following table shows changes in the credit losses recorded in current earnings, for which a portion of an OTTI was recognized in other comprehensive income.

(In thousands)	2009

Balance, January 1	$—
Credit losses on debt securities for which impairment was not previously recognized	3,619
Credit losses reversed on securities sold	(1,146)

Balance, December 31	$2,473

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes securities for which a portion of an OTTI has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2009
U.S. government and federal agency obligations	$168,172	$333	$—	$—	$168,172	$333
Government-sponsored enterprise obligations	24,842	120	—	—	24,842	120
State and municipal obligations	16,471	121	104,215	2,907	120,686	3,028
Mortgage and asset-backed securities:
Agency mortgage-backed securities	214,571	1,911	150	3	214,721	1,914
Non-agency mortgage-backed securities	209,961	18,512	215,158	31,688	425,119	50,200
Other asset-backed securities	290,183	218	34,456	1,047	324,639	1,265

Total mortgage and asset-backed securities	714,715	20,641	249,764	32,738	964,479	53,379

Total temporarily impaired securities	$924,200	$21,215	$353,979	$35,645	$1,278,179	$56,860

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2008
State and municipal obligations	$175,770	$6,457	$369	$6	$176,139	$6,463
Mortgage and asset-backed securities:
Agency mortgage-backed securities	183,577	1,003	4,664	23	188,241	1,026
Non-agency mortgage-backed securities	412,002	95,153	176,013	27,274	588,015	122,427
Other asset-backed securities	216,187	16,696	22,514	5,302	238,701	21,998

Total mortgage and asset-backed securities	811,766	112,852	203,191	32,599	1,014,957	145,451

Other debt securities	2,691	70	—	—	2,691	70

Total temporarily impaired securities	$990,227	$119,379	$203,560	$32,605	$1,193,787	$151,984

Out of the total available for sale portfolio, consisting of approximately 1,200 individual securities at December 31, 2009, 146 securities were temporarily impaired, of which 46 securities, or 4% of the portfolio value, have been in a loss position for 12 months or longer.

The unrealized losses on the Company’s investments, as shown in the preceding tables, are largely contained in the portfolio of non-agency mortgage-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying mortgage collateral. While virtually all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, the adverse housing market, liquidity pressures and overall economic climate has resulted in low fair values for these securities. Also, as mentioned above, the Company maintains a watch list comprised mainly of these securities, and has recorded OTTI losses on certain securities. The Company continues to closely monitor the performance of these securities. Additional OTTI losses may arise in future periods, due to further deterioration in expected cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

(In thousands)	2009	2008	2007

Proceeds from sales of available for sale securities	$202,544	$109,543	$235,294
Proceeds from sales/redemption of non-marketable securities	5,308	22,300	4,247

Total proceeds	$207,852	$131,843	$239,541

Available for sale:
Gains realized on sales	$10,311	$9,946	$5,043
Losses realized on sales	(9,989)	(4,743)	(2,116)
Other-than-temporary impairment recognized on debt securities	(2,473)	—	—
Non-marketable:
Gains realized on sales/redemption	1,087	22,300	51
Losses realized on sales	(170)	—	(19)
Fair value adjustments, net	(5,961)	2,791	5,275

Investment securities gains (losses), net	$(7,195)	$30,294	$8,234

Investment securities with a fair value of $4.1 billion and $2.6 billion were pledged at December 31, 2009 and 2008, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $537.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

5.	Land, Buildings and Equipment

Land, buildings and equipment consist of the following at December 31, 2009 and 2008:

(In thousands)	2009	2008

Land	$107,002	$100,879
Buildings and improvements	504,916	493,042
Equipment	225,621	224,869

Total	837,539	818,790

Less accumulated depreciation and amortization	434,906	407,622

Net land, buildings and equipment	$402,633	$411,168

Depreciation expense of $37.0 million, $35.3 million and $35.7 million for 2009, 2008 and 2007, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $18.6 million, $20.1 million and $18.5 million for 2009, 2008 and 2007, respectively, was included in occupancy expense and equipment expense. No interest expense was capitalized on construction projects in 2009, 2008 or 2007.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized in the following table.

	December 31, 2009				December 31, 2008
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(12,966)	$—	$12,754	$25,720	$(9,324)	$—	$16,396
Mortgage servicing rights	2,898	(1,206)	(113)	1,579	1,816	(871)	(150)	795

Total amortizable intangible assets	28,618	(14,172)	(113)	14,333	27,536	(10,195)	(150)	17,191

Goodwill	125,585	—	—	125,585	125,585	—	—	125,585

Total intangible assets	$154,203	$(14,172)	$(113)	$139,918	$153,121	$(10,195)	$(150)	$142,776

As a result of ongoing assessments, no impairment of goodwill was recorded in 2009, 2008 or 2007. Further, the regular annual review on January 1, 2010 revealed no impairment as of that date. Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2008 and 2009 are shown in the following table.

	Consumer	Commercial	Wealth	Total
(In thousands)	Segment	Segment	Segment	Goodwill

Balance at December 31, 2007	$67,653	$56,171	$746	$124,570
Purchase accounting adjustments to prior year acquisitions	259	1,034	—	1,293
Other	(147)	(131)	—	(278)

Balance at December 31, 2008 and 2009	$67,765	$57,074	$746	$125,585

Changes in the net carrying amount of other intangible assets for the years ended December 31, 2008 and 2009 are shown in the following table.

	Core	Mortgage
	Deposit	Servicing
(In thousands)	Premium	Rights

Balance at December 31, 2007	$20,538	$875
Originations	—	255
Amortization	(4,142)	(185)
Impairment	—	(150)

Balance at December 31, 2008	16,396	795
Originations	—	1,082
Amortization	(3,642)	(335)
Impairment recovery	—	37

Balance at December 31, 2009	$12,754	$1,579

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At December 31, 2009, a temporary impairment of $113 thousand was recognized. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 16 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2009, 2008 and 2007 was $4.0 million, $4.3 million and $4.2 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2009. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2010	$3,372
2011	2,839
2012	2,311
2013	1,787
2014	1,319

7.	Deposits

At December 31, 2009, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)

Due in 2010	$2,604,292
Due in 2011	482,146
Due in 2012	52,673
Due in 2013	27,357
Due in 2014	46,765
Thereafter	486

Total	$3,213,719

The following table shows a detailed breakdown of the maturities of time open and certificates of deposit, by size category, at December 31, 2009.

	Certificates of		Certificates of
	Deposit under	Other Time Deposits	Deposit over	Other Time Deposits
(In thousands)	$100,000	under $100,000	$100,000	over $100,000	Total

Due in 3 months or less	$282,394	$58,045	$456,493	$19,929	$816,861
Due in over 3 through 6 months	265,639	67,889	263,803	20,084	617,415
Due in over 6 through 12 months	661,513	64,584	420,442	23,477	1,170,016
Due in over 12 months	308,841	92,427	195,693	12,466	609,427

Total	$1,518,387	$282,945	$1,336,431	$75,956	$3,213,719

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2009 totaled $119.7 million.

8.	Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year).

				Maximum
	Year End	Average	Average	Outstanding
	Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Rate	Rate	Outstanding	Month End	December 31

2009
Federal funds purchased and repurchase agreements	.1%	.1%	$468,643	$674,121	$603,191
2008
Federal funds purchased and repurchase agreements	.1	1.8	873,625	1,253,655	526,537
FHLB advances	2.7	2.7	29,508	100,000	100,000
Term auction facility borrowings	.4	1.4	155,738	700,000	700,000
2007
Federal funds purchased and repurchase agreements	2.8	4.7	1,196,612	1,800,505	739,219

Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally mature within 90 days. Short-term repurchase agreements at December 31, 2009 were comprised of non-insured customer funds totaling $541.1 million, which were secured by a portion of the Company’s investment portfolio.

During 2008 and early 2009, the Company periodically borrowed under the Federal Reserve’s temporary Term Auction Facility (TAF) program. The TAF is a credit facility in which local Federal Reserve Banks auction term funds, generally with a 28 or 84-day maturity, at a rate determined as the result of the auction and fixed over the time to maturity. The TAF credit is collateralized similarly to discount window borrowings, generally with investment securities and loans. The Company has not borrowed under the TAF program since the first quarter of 2009, during which these borrowings averaged $287.8 million.

Long-term borrowings of the Company consisted of the following at December 31, 2009.

			Year End
		Maturity	Weighted	Year End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary bank	2010	3.9%	$427,597
		2011	1.2	92,250
		2012-16	4.3	104,539
		2017	3.5	100,000
Structured repurchase agreements	Subsidiary bank	2010	.5	500,000
Structured note payable	Venture capital subsidiary	2012	.0	7,515
Subordinated debentures	Subsidiary holding company	2030	10.9	4,000
Non-recourse lease financing notes	Bank leasing subsidiary	2011	6.3	161

Total				$1,236,062

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. Total outstanding advances at December 31, 2009 were $724.4 million. Nearly all of the outstanding advances have fixed interest rates and contain prepayment penalties. The FHLB has issued letters of credit, totaling $533.3 million at December 31, 2009, to secure the Company’s obligations to depositors of public funds.

The structured repurchase agreements mature in 2010, with $350.0 million based on a LIBOR-based floating interest rate with an embedded floor, and the remaining $150.0 million based on a fixed rate. The

Company has contracted to enter into new repurchase agreements, totaling $400.0 million, upon maturity. These borrowings have a floating interest rate based upon a published constant maturity swap (CMS) rate and will mature in 2013 through 2014.

In certain acquisition transactions, the Company assumed subordinated debentures which were issued by the acquired bank holding companies to wholly owned grantor trusts. The trusts were formed to issue preferred securities representing undivided beneficial interests in the assets of the trusts and to invest the gross proceeds of such preferred securities in the debentures. While the trusts are accounted for as unconsolidated equity investments, the preferred securities issued by the trusts qualify as Tier I Capital for regulatory purposes. In December 2009, $10.3 million of subordinated debentures were redeemed by the Company. The remaining debentures outstanding at December 31, 2009 totaled $4.0 million, which the Company intends to redeem in 2010 as permitted under contractual provisions.

Other long-term debt includes $7.5 million borrowed from third-party insurance companies by a venture capital subsidiary, a Missouri Certified Capital Company, to support its investment activities. Because the insurance companies receive tax credits, the borrowings do not bear interest. This debt is secured by assets of the subsidiary and guaranteed by the Parent, evidenced by letters of credit from the Bank.

Cash payments for interest on deposits and borrowings during 2009, 2008 and 2007 on a consolidated basis amounted to $172.6 million, $285.5 million and $393.1 million, respectively.

9.	Income Taxes

The components of income tax expense (benefit) from operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2009:
U.S. federal	$77,753	$(6,719)	$71,034
State and local	3,314	(591)	2,723

	$81,067	$(7,310)	$73,757

Year ended December 31, 2008:
U.S. federal	$81,536	$3,193	$84,729
State and local	885	(537)	348

	$82,421	$2,656	$85,077

Year ended December 31, 2007:
U.S. federal	$102,666	$(9,866)	$92,800
State and local	2,298	(1,361)	937

	$104,964	$(11,227)	$93,737

The components of income tax expense (benefit) recorded directly to stockholders’ equity for the years ended December 31, 2009, 2008 and 2007 were as follows:

(In thousands)	2009	2008	2007

Unrealized gain (loss) on securities available for sale	$61,701	$(40,724)	$11,902
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(557)	(1,941)	(2,298)
Accumulated pension (benefit) loss	1,476	(9,833)	4,256
Other	—	549	—

Income tax expense (benefit) allocated to stockholders’ equity	$62,620	$(51,949)	$13,860

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

(In thousands)	2009	2008

Deferred tax assets:
Loans, principally due to allowance for loan losses	$90,774	$82,840
Unrealized loss on securities available for sale	—	22,317
Equity-based compensation	13,987	12,622
Accrued expenses	7,102	9,681
Deferred compensation	5,264	4,951
Other	7,758	6,316

Total deferred tax assets	124,885	138,727

Deferred tax liabilities:
Equipment lease financing	45,551	45,926
Unrealized gain on securities available for sale	39,384	—
Land, buildings and equipment	25,571	24,295
Accretion on investment securities	6,055	2,633
Intangibles	4,919	5,305
Prepaid expenses	3,137	3,449
Other	2,926	2,948

Total deferred tax liabilities	127,543	84,556

Net deferred tax asset (liability)	$(2,658)	$54,171

The Company acquired a federal net operating loss (NOL) carryforward of approximately $4.3 million in connection with a 2003 acquisition. The NOL carryforward will begin to expire in 2020. At December 31, 2009, the tax benefit related to the remaining NOL carryforward was $564 thousand. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35 percent and the Company’s actual income tax expense for 2009, 2008 and 2007 is as follows:

(In thousands)	2009	2008	2007

Computed “expected” tax expense	$84,991	$95,806	$105,139
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(11,813)	(9,902)	(9,238)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,087)	(1,084)	(1,079)
State and local income taxes, net of federal tax benefit	1,770	226	609
Other	(104)	31	(1,694)

Total income tax expense	$73,757	$85,077	$93,737

Cash payments of income taxes, net of refunds, amounted to $82.9 million, $84.4 million and $95.4 million on a consolidated basis during 2009, 2008 and 2007, respectively. The Parent had net receipts of $4.9 million, $2.7 million and $6.2 million during 2009, 2008 and 2007, respectively, from tax benefits.

Effective January 1, 2007, the Company adopted an amendment to ASC 740 “Income Taxes”, which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate taxing authority. The amendment also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of this guidance, the Company recorded a $446 thousand decrease to the liability for unrecognized tax benefits which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the total gross amount of unrecognized tax benefits was $2.4 million and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.0 million.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in income tax expense, classified as a component of income tax expense, was income of $156 thousand and $73 thousand in 2009 and 2008, respectively, and expense of $122 thousand in 2007. Accrued interest and penalties were $335 thousand and $491 thousand as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the gross amount of unrecognized tax benefits was $2.7 million and $3.3 million, respectively, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.1 million and $2.5 million, respectively. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2006 through 2009 remain open to examination for U.S. federal income tax and tax years 2006 through 2009 remain open to examination by significant state tax jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2009 and 2008 was as follows:

(In thousands)	2009	2008

Unrecognized tax benefits at beginning of year	$3,350	$3,258
Gross increases – tax positions in prior period	9	19
Gross decreases – tax positions in prior period	(667)	(403)
Gross increases – current-period tax positions	349	779
Settlements	(14)	—
Lapse of statute of limitations	(313)	(303)

Unrecognized tax benefits at end of year	$2,714	$3,350

10.	Employee Benefit Plans

Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401K) plan, under which the Company makes matching contributions.

(In thousands)	2009	2008	2007

Payroll taxes	$20,587	$20,290	$19,386
Medical plans	20,164	17,340	13,583
401K plan	9,771	9,537	8,839
Pension plans	3,023	(1,797)	(763)
Other	1,945	2,081	2,345

Total employee benefits	$55,490	$47,451	$43,390

A large portion of the Company’s current employees are covered by a noncontributory defined benefit pension plan, however, participation in the pension plan is not available to employees hired after June 30, 2003. All participants are fully vested in their benefit payable upon normal retirement date, which is based on years of participation and average annualized earnings. Certain key executives also participate in a supplemental executive retirement plan (the CERP) that the Company funds only as retirement benefits are disbursed. The CERP carries no segregated assets.

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

An employer must recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and must recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Effective in 2008, plan assets and benefit obligations must be measured as of fiscal year end. Accordingly, during 2008 the Company changed its measurement date from September 30 to December 31. The change resulted in an increase of $561 thousand, on a pre-tax basis, to retained earnings, which was recorded on December 31, 2008.

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made no contributions to the defined benefit pension plan in 2009, and the minimum required contribution for 2010 is expected to be zero. The Company does not expect to make any further contributions other than the necessary funding contributions to the CERP. Contributions to the CERP were $10 thousand, $12 thousand and $10 thousand during fiscal 2009, 2008 and 2007, respectively.

Benefit obligations of the CERP at the December 31, 2009 and 2008 valuation dates are shown in the table immediately below. In all other tables presented, the pension plan and the CERP are presented on a combined basis.

(In thousands)	2009	2008

Projected benefit obligation	$2,557	$2,169
Accumulated benefit obligation	$2,557	$2,169

The following items are components of the net pension cost for the years ended December 31, 2009, 2008 and 2007.

(In thousands)	2009	2008	2007

Service cost-benefits earned during the year	$683	$1,025	$1,053
Interest cost on projected benefit obligation	5,473	5,236	5,033
Expected return on plan assets	(6,123)	(8,165)	(7,568)
Amortization of unrecognized net loss	2,990	107	719

Net periodic pension cost (income)	$3,023	$(1,797)	$(763)

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2009 and 2008.

(In thousands)	2009	2008

Change in projected benefit obligation

Projected benefit obligation at prior valuation date	$91,430	$86,266
Service cost	683	1,222
Interest cost	5,473	6,519
Benefits paid	(4,639)	(5,751)
Actuarial (gain) loss	5,201	3,174

Projected benefit obligation at valuation date	98,148	91,430

Change in plan assets

Fair value of plan assets at prior valuation date	85,852	104,754
Actual return (loss) on plan assets	12,275	(13,163)
Employer contributions	10	12
Benefits paid	(4,639)	(5,751)

Fair value of plan assets at valuation date	93,498	85,852

Funded status and net amount recognized at valuation date	$(4,650)	$(5,578)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $98.1 million and $91.4 million for the combined plans on December 31, 2009 and 2008, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2009 and 2008 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2009	2008

Prior service credit (cost)	$—	$—
Accumulated loss	(28,828)	(32,769)

Accumulated other comprehensive loss	(28,828)	(32,769)
Cumulative employer contributions in excess of net periodic benefit cost	24,178	27,191

Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(4,650)	$(5,578)

Net gain (loss) arising during period	$951	$(26,544)
Amortization of net loss	2,990	107

Total recognized in other comprehensive income (loss)	$3,941	$(26,437)

Total income (expense) recognized in net periodic pension cost and other comprehensive income	$918	$(24,640)

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic pension cost in 2010 is $2.3 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2009	2008	2007

Determination of benefit obligation at year end:
Discount rate	5.75%	6.00%	6.25%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

Determination of net periodic benefit cost for year ended:
Discount rate	6.00%	6.25%	5.75%
Long-term rate of return on assets	7.25%	8.00%	8.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category. Information about the valuation techniques and inputs used to measure fair value are provided in Note 16 on Fair Value Measurements.

		Fair Value Measurements
		at December 31, 2009
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored enterprise obligations(a)	$13,042	$—	$13,042	$—
State and municipal obligations	2,053	—	2,053	—
Non-agency mortgage-backed securities	3,919	—	3,919	—
Other asset-backed securities	1,349	—	1,349	—
Corporate bonds(b)	23,104	—	23,104	—
International bonds	500	—	500	—
Equity securities:(c)
U.S. large-cap	22,819	22,819	—	—
U.S. mid-cap	10,595	10,595	—	—
Emerging markets	781	781	—	—
Goldman Sachs Financial Square Government(d)	15,336	15,336	—	—

Total	$93,498	$49,531	$43,967	$—

(a)	This category represents obligations issued by agencies such as the Federal Home Loan Bank, the Federal Home Loan Mortgage Corp, the Federal National Mortgage Association, and the Government National Mortgage Association.

(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(c)	This category represents investments in individual common stocks and equity funds. The majority of these investments are in equity mutual funds, which have diversified investment holdings across the financial services, healthcare, energy, telecommunications, and industrial materials sectors.

(d)	Amounts in this fund are short-term placements pending reinvestment.

The investment policy of the pension plan is designed for growth in value within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines regarding the types of investments held that may change from time to time, currently including items such as holding bonds rated investment grade or better, and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2009. Under the policy, the long-term investment target mix for the plan through 2007 was 60% equity securities and 40% fixed income. To better match expected benefit payments in the future, the investment mix was modified during 2008 and at December 31, 2008, plan assets were more heavily weighted in fixed income debt securities and money market funds. The same investment mix was generally maintained throughout 2009, and the current target is 35% equity and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The selection of a discount rate was based on a review of various bond indices. These portfolios are comprised of high quality fixed-income instruments whose cash flows approximate the future estimated benefit payments under the plan. The selection process also considers the results of actuarial modeling tools and assumptions.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2009 pension plan expense was 7.25%. Determination of the plan’s rate of return is based upon historical returns for equities and fixed income indexes. The average 10-year annualized return for the Company’s pension plan is 3.6%. During 2009, the plan’s rate of return was 13.8%, compared to a loss of 9.7% in 2008. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. With a portion of the plan’s investments in equities, the actual return for any one plan year may fluctuate with changes in the stock market. Due to market gains experienced during 2009 and therefore higher asset values and lower anticipated amortization of investment losses in 2010, the Company expects to incur $1.9 million pension expense in 2010 compared to $3.0 million in 2009.

The following future benefit payments are expected to be paid:

(In thousands)

2010	$5,735
2011	5,954
2012	6,117
2013	6,314
2014	6,491
2015-2019	34,990

11.	Stock-Based Compensation and Directors Stock Purchase Plan*

The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. At December 31, 2009, 3,097,406 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $6.6 million, $6.4 million and $6.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.5 million, $2.4 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2009, stock-based compensation was issued primarily in the form of nonvested stock awards. Nonvested stock is awarded to key employees, by action of the Board of Directors. These awards generally vest after 5 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of December 31, 2009 and changes during the year then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	239,313	$39.82

Granted	180,812	34.11
Vested	(52,505)	38.08
Forfeited	(6,221)	38.41

Nonvested at December 31, 2009	361,399	$37.23

The total fair value (at vest date) of shares vested during 2009, 2008 and 2007 was $1.7 million, $1.8 million and $1.0 million, respectively.

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

	2009	2008	2007

Weighted per share average fair value at grant date	$7.12	$7.88	$10.85
Assumptions:
Dividend yield	2.7%	2.3%	1.9%
Volatility	20.8%	18.4%	19.9%
Risk-free interest rate	3.2%	3.5%	4.6%
Expected term	7.3 years	7.2 years	7.4 years

A summary of option activity during 2009 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2009	2,514,776	$30.53

Granted	—	—
Forfeited	—	—
Expired	(11,493)	32.91
Exercised	(215,496)	22.21

Outstanding at December 31, 2009	2,287,787	$31.30	3.3 years	$16,980
Exercisable at December 31, 2009	2,287,787	$31.30	3.3 years	$16,980
Vested and expected to vest at December 31, 2009	2,287,787	$31.30	3.3 years	$16,980

A summary of SAR activity during 2009 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2009	1,679,987	$41.74

Granted	7,350	37.12
Forfeited	(9,016)	40.72
Expired	(8,568)	41.87
Exercised	—	—

Outstanding at December 31, 2009	1,669,753	$41.71	7.2 years	$27
Exercisable at December 31, 2009	1,651,782	$41.73	7.2 years	$26
Vested and expected to vest at December 31, 2009	813,902	$42.16	6.8 years	$13

Additional information about stock options and SARs exercises is presented below.

(In thousands)	2009	2008	2007

Intrinsic value of options and SARs exercised	$3,249	$10,006	$9,808
Cash received from options and SARs exercised	$4,729	$15,186	$12,919
Tax benefit realized from options and SARs exercised	$636	$1,745	$2,098

As of December 31, 2009, there was $11.2 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested options, SARs and stock awards. That cost is expected to be recognized over a weighted average period of 2.8 years.

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 80,431 at December 31, 2009. In 2009, 22,240 shares were purchased at an average price of $34.07 and in 2008, 19,663 shares were purchased at an average price of $40.27.

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2009.

12.	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. Items recognized under accounting standards as components of comprehensive income are displayed in the consolidated statements of changes in equity, and additional information is presented below about the Company’s components of other comprehensive income.

The first component is the unrealized holding gains and losses on available for sale securities. These gains and losses have been separated into two groups in the table below, as required by new accounting guidance on other-than-temporary impairment on debt securities, which the Company adopted in March 2009. Under this guidance, credit-related losses on debt securities with other-than-temporary impairment are recorded in current earnings, while the noncredit-related portion of the overall loss in fair value is recorded in other comprehensive income (loss). The Company recorded other-than-temporary impairments on certain debt securities during 2009. Changes in the noncredit-related loss in fair value of these securities, after other-than-temporary impairment (OTTI) was initially recognized, are shown separately in the table below. The remaining unrealized holding gains and losses shown in the table apply to available for sale investment securities for which OTTI has not been recorded (and include holding gains and losses on certain securities prior to the recognition of OTTI).

In the calculation of other comprehensive income, certain reclassification adjustments are made to avoid double counting gains and losses that are included as part of net income for a period that also had been included as part of other comprehensive income in that period or earlier periods. The reclassification amounts and the related income tax expense or benefit for the three years ended December 31 are shown in the table below.

The second component of other comprehensive income is pension gains and losses that arise during the period but are not recognized as components of net periodic benefit cost, and corresponding adjustments when these gains and losses are subsequently amortized to net periodic benefit cost.

(In thousands)	2009	2008	2007

Available for sale debt securities for which OTTI has been recognized:
Unrealized holding gains subsequent to initial OTTI recognition	$12,251	$—	$—
Income tax expense	(4,655)	—	—

Net unrealized gains	7,596	—	—

Other available for sale investment securities:
Unrealized holding gains (losses)	150,443	(101,968)	34,192
Income tax (expense) benefit on unrealized gains/losses	(57,152)	38,684	(13,025)
Reclassification adjustment for (gains) losses realized and included in net income	(322)	(5,201)	(2,927)
Reclassification adjustment for tax expense (benefit) on realized gains/losses	106	2,040	1,123

Net unrealized gains (losses)	93,075	(66,445)	19,363

Prepaid pension cost:
Amortization of accumulated pension loss	2,990	107	719
Net gain (loss) arising during period	951	(26,544)	10,481
Income tax (expense) benefit on change in pension loss	(1,476)	10,046	(4,256)

Change in pension loss	2,465	(16,391)	6,944

Other comprehensive income (loss)	$103,136	$(82,836)	$26,307

The end of period components of accumulated other comprehensive income (loss) are shown in the table below. At December 31, 2009, accumulated other comprehensive income was $46.4 million, net of tax. It was comprised of $18.9 million in unrealized holding losses on available for sale debt securities for which OTTI has been recorded, $83.2 million in unrealized holding gains on other available for sale securities, and $17.9 million in accumulated pension loss.

			Accumulated
	Unrealized		Other
	Gains (Losses)	Pension	Comprehensive
(In thousands)	on Securities	Loss	Income (Loss)

Balance at December 31, 2007	$30,033	$(3,926)	$26,107
Current period other comprehensive income	(66,445)	(16,391)	(82,836)

Balance at December 31, 2008	(36,412)	(20,317)	(56,729)
Current period other comprehensive loss	100,671	2,465	103,136

Balance at December 31, 2009	$64,259	$(17,852)	$46,407

13.	Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The Consumer segment includes consumer deposits, consumer finance, consumer debit and credit bank cards, and student loans. The Commercial segment, which includes Small Business accounts, provides corporate lending, leasing, merchant and commercial bank card products, and international services, as well as business, government deposit and cash management services. The Wealth segment provides traditional trust and estate tax planning services, brokerage services, and advisory and discretionary investment management services, and includes Private Banking accounts. The Wealth segment (formerly titled Money Management) also includes the Capital Markets Group, which sells fixed-income securities and provides investment safekeeping and bond accounting services.

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

The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, and cash) and funds provided (e.g., deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. This provides an accurate means of valuing fund sources and uses in a varying interest rate environment.

As products or business units grow or diminish, or processing channels are refined, or as periodic changes in organizational structure are made, management may decide that associated business activities should also be rearranged between reportable segments. In the first quarter of 2009, selected business units were realigned between reportable segments so that brokerage services and Private Banking accounts were moved from the Consumer to the Wealth segment, while portions of indirect lending were moved from Commercial to the Consumer segment. The figures presented below for 2008 and 2007 have been revised to incorporate these changes in order to provide comparable data.

The following tables present selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments.

Segment Income Statement Data

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Year ended December 31, 2009:
Net interest income	$348,362	$258,886	$42,074	$649,322	$(13,820)	$635,502
Provision for loan losses	(84,019)	(54,230)	(520)	(138,769)	(21,928)	(160,697)
Non-interest income	162,374	115,697	114,838	392,909	3,676	396,585
Investment securities losses, net	—	—	—	—	(7,195)	(7,195)
Non-interest expense	(301,622)	(192,722)	(106,604)	(600,948)	(21,115)	(622,063)

Income (loss) before income taxes	$125,095	$127,631	$49,788	$302,514	$(60,382)	$242,132

Year ended December 31, 2008:
Net interest income	$323,568	$203,950	$37,188	$564,706	$28,033	$592,739
Provision for loan losses	(56,639)	(13,526)	(265)	(70,430)	(38,470)	(108,900)
Non-interest income	146,051	107,586	114,482	368,119	7,593	375,712
Investment securities gains, net	—	—	—	—	30,294	30,294
Non-interest expense	(285,466)	(180,930)	(131,982)	(598,378)	(17,002)	(615,380)

Income (loss) before income taxes	$127,514	$117,080	$19,423	$264,017	$10,448	$274,465

Year ended December 31, 2007:
Net interest income	$318,970	$184,263	$34,484	$537,717	$355	$538,072
Provision for loan losses	(34,737)	(8,376)	(154)	(43,267)	535	(42,732)
Non-interest income	167,352	124,377	106,026	397,755	(26,174)	371,581
Investment securities gains, net	—	—	—	—	8,234	8,234
Non-interest expense	(275,161)	(180,389)	(90,280)	(545,830)	(28,329)	(574,159)

Income (loss) before income taxes	$176,424	$119,875	$50,076	$346,375	$(45,379)	$300,996

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

Segment Balance Sheet Data

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Average balances for 2009:
Assets	$3,891,311	$6,232,582	$722,053	$10,845,946	$6,773,257	$17,619,203
Loans, including held for sale	3,772,374	6,099,415	683,763	10,555,552	471,898	11,027,450
Goodwill and other intangible assets	80,071	60,599	746	141,416	—	141,416
Deposits	8,287,307	3,518,042	1,980,511	13,785,860	35,302	13,821,162

Average balances for 2008:
Assets	$3,852,938	$6,539,526	$729,710	$11,122,174	$5,332,159	$16,454,333
Loans, including held for sale	3,741,173	6,413,457	677,143	10,831,773	451,526	11,283,299
Goodwill and other intangible assets	82,800	61,314	746	144,860	—	144,860
Deposits	8,063,478	2,550,056	1,580,260	12,193,794	56,016	12,249,810

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

14.	Common Stock

On December 15, 2009, the Company distributed a 5% stock dividend on its $5 par common stock for the sixteenth consecutive year. All per share data in this report has been restated to reflect the stock dividend.

Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted income per share gives effect to all dilutive potential common shares that were outstanding during the year. Presented below is a summary of the components used to calculate basic and diluted income per share, which have been restated for all stock dividends. On January 1, 2009, the Company adopted new accounting guidance which requires application of the two-class method of computing income per share. Under this guidance, unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the unvested share-based awards and for common stock. Income per share attributable to common stock is shown in the table below. Prior period income per share data has been retroactively adjusted to conform to the pronouncement. Unvested share-based awards are further discussed in Note 11 on Stock-Based Compensation.

(In thousands, except per share data)	2009	2008	2007

Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$169,075	$188,655	$206,660
Less income allocated to unvested restricted stockholders	741	592	601

Net income available to common stockholders	$168,334	$188,063	$206,059

Distributed income	$74,384	$71,829	$68,714
Undistributed income	$93,950	$116,234	$137,345

Weighted average common shares outstanding	81,160	79,194	79,777

Distributed income per share	$.91	$.90	$.86
Undistributed income per share	1.16	1.47	1.72

Basic income per common share	$2.07	$2.37	$2.58

Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$169,075	$188,655	$206,660
Less income allocated to unvested restricted stockholders	740	589	597

Net income available to common stockholders	$168,335	$188,066	$206,063

Distributed income	$74,384	$71,829	$68,714
Undistributed income	$93,951	$116,237	$137,349

Weighted average common shares outstanding	81,160	79,194	79,777
Net effect of the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	317	634	819

Weighted average diluted common shares outstanding	81,477	79,828	80,596

Distributed income per share	$.91	$.90	$.85
Undistributed income per share	1.16	1.46	1.71

Diluted income per common share	$2.07	$2.36	$2.56

On February 27, 2009, the Company initiated an at-the-market offering of its common stock, which was terminated on July 31, 2009. Pursuant to this offering, the Company issued a total of 2,894,773 shares for gross proceeds of $100.0 million, which were used for general corporate purposes.

The table below shows activity in the outstanding shares of the Company’s common stock during 2009. Shares in the table below are presented on an historical basis and have not been restated for the 5% stock dividend in 2009.

(In thousands)

Shares outstanding at January 1, 2009	75,791
Issuance of stock:
Awards and sales under employee and director plans	394
Stock offering	2,895
5% stock dividend	3,949
Purchases of treasury stock	(16)
Other	(5)

Shares outstanding at December 31, 2009	83,008

The Company maintains a treasury stock buyback program authorized by its Board of Directors. At December 31, 2009, 2,861,783 shares were available for purchase under the current Board authorization.

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

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009:
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,885,978	14.39%	$1,048,476	8.00%	N.A.	N.A.
Commerce Bank, N.A.	1,658,312	12.83	1,034,224	8.00	$1,292,780	10.00%

Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,708,901	13.04%	$524,238	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,496,295	11.57	517,112	4.00	$775,668	6.00%

Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,708,901	9.58%	$713,619	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,496,295	8.43	710,119	4.00	$887,649	5.00%

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,702,916	12.31%	$1,106,733	8.00%	N.A.	N.A.
Commerce Bank, N.A.	1,540,064	11.21	1,099,425	8.00	$1,374,281	10.00%

Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,510,959	10.92%	$553,366	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,368,254	9.96	549,712	4.00	$824,569	6.00%

Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,510,959	9.06%	$666,841	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,368,254	8.24	664,022	4.00	$830,027	5.00%

At December 31, 2009, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

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

At December 31, 2009, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $167.8 million. Nearly all of these securities were purchased from customers during the third quarter of 2008. The auction process by which the ARS are normally priced has failed since the first quarter of 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are currently estimated using a discounted cash flows analysis. The analysis compares the present value of cash flows based on mandatory rates paid under failing auctions with the present value of estimated cash flows for similar securities, after adjustment for liquidity premium and nonperformance risk. The cash flows were projected over an estimated market recovery period, or in some cases, a shorter period if refinancing by specific issuers is expected. The discount rate was based on the published Treasury rate for the period commensurate with the estimated holding period. In developing the inputs, discussions were held with traders, both internal and external to the Company, who are familiar with the ARS markets. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

•	Valuations for interest rate swaps are derived from proprietary models whose significant inputs are readily observable market parameters, primarily yield curves. The results of the models are constantly validated through comparison to active trading in the marketplace. These fair value measurements are classified as Level 2.

•	Fair value measurements for foreign exchange contracts are derived from a model whose primary inputs are quotations from global market makers, and are classified as Level 2.

•	The fair values of mortgage loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market. However, these prices are adjusted by a factor which considers the likelihood that a commitment will ultimately result in a closed loan. This estimate is based on the Company’s historical data and its judgment about future economic trends. Based on the unobservable nature of this adjustment, these measurements are classified as Level 3.

•	The Company’s contracts related to credit risk guarantees, as discussed in Notes 18 and 19, are valued under an internally developed methodology which uses significant unobservable inputs and assumptions about the creditworthiness of the counterparty to the guaranteed interest rate swap contract. Consequently, these measurements are classified as Level 3.

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

The table below presents the December 31, 2009 carrying values of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements
		at December 31, 2009
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities:
U.S. government and federal agency obligations	$447,038	$447,038	$—	$—
Government-sponsored enterprise obligations	165,814	—	165,814	—
State and municipal obligations	939,338	—	771,502	167,836
Agency mortgage-backed securities	2,262,003	—	2,262,003	—
Non-agency mortgage-backed securities	609,016	—	609,016	—
Other asset-backed securities	1,701,569	—	1,701,569	—
Other debt securities	176,331	—	176,331	—
Equity securities	39,866	25,378	14,488	—
Trading securities	10,335	—	10,335	—
Private equity investments	44,827	—	—	44,827
Derivatives	17,984	—	17,616	368
Assets held in trust	3,419	3,419	—	—

Total assets	6,417,540	475,835	5,728,674	213,031

Liabilities:
Derivatives	18,610	—	18,350	260

Total liabilities	$18,610	$—	$18,350	$260

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the year ended December 31, 2009:

Balance at January 1, 2009	$167,996	$49,494	$64	$217,554
Total gains or losses (realized/unrealized):
Included in earnings	—	(4,791)	99	(4,692)
Included in other comprehensive income	4,496	—	—	4,496
Purchases, issuances, and settlements, net	(4,656)	124	(55)	(4,587)

Balance at December 31, 2009	$167,836	$44,827	$108	$212,771

Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$—	$(4,791)	$223	$(4,568)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

		Other	Investment
	Loan Fees	Non-Interest	Securities Losses,
(In thousands)	and Sales	Income	Net	Total

For the year ended December 31, 2009:

Total gains or losses included in earnings	$83	$16	$(4,791)	$(4,692)

Change in unrealized gains or losses relating to assets still held at December 31, 2009	$207	$16	$(4,791)	$(4,568)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. The carrying value of these impaired loans was $57.8 million at December 31, 2009, and charge-offs of $39.1 million related to these loans were recorded during 2009.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. The Company’s student loans are contracted for sale with the Federal Department of Education (DOE) and various investors in the secondary market. Beginning in 2008, the secondary market for student loans was disrupted by liquidity concerns. Consequently, several investors are currently unable to consistently purchase loans under existing contractual terms. Loans under contract to these investors, in addition to another investor whose future liquidity was of concern, were identified for evaluation in 2008. The identified loans were evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3, resulting in impairment losses of $9.4 million during 2008. Of these losses, $8.6 million were reversed during 2009, as various sales of the related loans were made in accordance with contractual terms and performance concerns for one large investor diminished. The remainder of the identified portfolio, for which performance concern remains, was carried at $22.3 million at December 31, 2009. The measurement of fair value for the remaining student loans, most of which will be sold to the DOE, is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

Private equity investments and restricted stock

These assets are included in non-marketable investment securities in the consolidated balance sheets. They include private equity investments held by the Parent company which are carried at cost, reduced by other-than-temporary impairment. These investments are periodically evaluated for impairment based on their estimated fair value. The valuation methodology is described above under the recurring measurements for “Private equity securities”. Also included is stock issued by the Federal Reserve and Federal Home Loan Banks which is held by the Bank as required for regulatory purposes. There are generally restrictions on the sale and/or liquidation of these investments, and their carrying value approximates fair value. Fair value measurements for these securities are classified as Level 3.

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

Goodwill and core deposit premium

Valuation of goodwill to determine impairment is performed on an annual basis, or more frequently if there is an event or circumstance that would indicate impairment may have occurred. The process involves calculations to determine the fair value of each reporting unit on a stand-alone basis. A combination of formulas using current market multiples, based on recent sales of financial institutions within the Company’s geographic marketplace, is used to estimate the fair value of each reporting unit. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. These measurements are classified as Level 3.

Core deposit premiums are recognized at the time a portfolio of deposits is acquired, using valuation techniques which calculate the present value of the estimated net cost savings attributable to the core deposit base, relative to alternative costs of funds and tax benefits, if applicable, over the expected remaining economic life of the depositors. Subsequent evaluations are made when facts or circumstances indicate potential impairment may have occurred. The Company uses estimates of discounted future cash flows, comparisons with alternative sources for deposits, consideration of income potential generated in other product lines by current customers, geographic parameters, and other demographics to estimate a current fair value of a specific deposit base. If the calculated fair value is less than the carrying value, impairment is considered to have occurred. This measurement is classified as Level 3.

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

For assets measured at fair value on a nonrecurring basis during 2009, and still held as of December 31, 2009, the following table provides the adjustments to fair value recognized in 2009, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2009.

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs	Total Gains
(In thousands)	12/31/09	(Level 1)	(Level 2)	(Level 3)	(Losses)

Loans	$57,761	$—	$—	$57,761	$(39,054)
Private equity investments	1,880	—	—	1,880	(1,170)
Mortgage servicing rights	1,579	—	—	1,579	37
Foreclosed assets	2,770	—	2,770	—	(612)

17.	Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments held by the Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.

Loans

The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 “Fair Value Measurements and Disclosures”.

Investment Securities

A detailed description of the fair value measurement of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio is provided in Note 16 on Fair Value Measurements. A schedule of investment securities by category and maturity is provided in Note 4 on Investment Securities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans, including held for sale	$10,490,327	$10,513,232	$11,644,544	$12,052,924
Available for sale investment securities	6,340,975	6,340,975	3,630,753	3,630,753
Trading securities	10,335	10,335	9,463	9,463
Non-marketable securities	122,078	122,078	139,900	139,900
Federal funds sold and securities purchased under agreements to resell	22,590	22,590	169,475	169,475
Accrued interest receivable	74,553	74,553	77,496	77,496
Derivative instruments	17,984	17,984	25,835	25,835
Cash and due from banks	417,126	417,126	491,723	491,723
Interest earning deposits with banks	24,118	24,118	638,158	638,158

Financial Liabilities
Non-interest bearing demand deposits	$1,793,816	$1,793,816	$1,375,000	$1,375,000
Savings, interest checking and money market deposits	9,202,916	9,202,916	7,610,306	7,610,306
Time open and C.D.’s	3,213,719	3,243,627	3,909,427	3,971,227
Federal funds purchased and securities sold under agreements to repurchase	1,103,191	1,102,995	1,026,537	1,020,539
Other borrowings	736,062	757,365	1,747,781	1,799,814
Accrued interest payable	21,570	21,570	40,168	40,168
Derivative instruments	18,610	18,610	27,075	27,075

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

	December 31
(In thousands)	2009	2008

Interest rate swaps	$503,530	$492,111
Interest rate caps	16,236	—
Credit risk participation agreements	53,246	47,750
Foreign exchange contracts:
Forward contracts	17,475	6,226
Option contracts	—	3,300
Mortgage loan commitments	9,767	23,784
Mortgage loan forward sale contracts	19,986	26,996

Total notional amount	$620,240	$600,167

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

Credit risk participation agreements arise when the Company contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. The Company’s risks and responsibilities as guarantor are further discussed in Note 19 on Commitments, Contingencies and Guarantees.

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At December 31, 2009, the Company had entered into three interest rate swaps with a notional amount of $16.9 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Years
	Ended December 31
(In thousands)	2009	2008	2007

Gain (loss) on interest rate swaps	$573	$(1,035)	$(489)
Gain (loss) on loans	(571)	1,029	482

Amount of hedge ineffectiveness	$2	$(6)	$(7)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at December 31, 2009 was $486.6 million. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds.

The Company’s interest rate swap arrangements with other financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions, or in certain circumstances, can require instant settlement of the contracts. The aggregate fair value of interest rate swap contracts with credit risk-related contingent features that were in a liability position on December 31, 2009 was $16.5 million, for which the Company had posted collateral of $12.7 million. If the credit risk-related contingent features relating to collateral were triggered on December 31, 2009, the Company would be required to post an additional $4.9 million of collateral to certain counterparties. If other credit-related settlement features were also triggered at December 31, 2009, a cash disbursement of $1.0 million, in addition to collateral posted, would be required.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 34.2% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $4.9 million, based on amounts at December 31, 2009.

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

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to measure fair value is provided in Note 16 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		December 31			December 31
		2009	2008		2009	2008

	Balance			Balance
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$64	$—	Other liabilities	$(918)	$(1,413)

Total derivatives designated as hedging instruments		$64	$—		$(918)	$(1,413)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$16,898	$25,274	Other liabilities	$(16,898)	$(25,155)
Interest rate caps	Other assets	239	—	Other liabilities	(239)	—
Credit risk participation agreements	Other assets	140	117	Other liabilities	(239)	(178)
Foreign exchange contracts:
Forward contracts	Other assets	415	207	Other liabilities	(295)	(217)
Option contracts	Other assets	—	18	Other liabilities	—	(18)
Mortgage loan commitments	Other assets	44	198	Other liabilities	(16)	(6)
Mortgage loan forward sale contracts	Other assets	184	21	Other liabilities	(5)	(88)

Total derivatives not designated as hedging instruments		$17,920	$25,835		$(17,692)	$(25,662)

Total derivatives		$17,984	$25,835		$(18,610)	$(27,075)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or
	(Loss) Recognized in	Amount of Gain or (Loss)
	Income on Derivative	Recognized in Income on Derivative

		For the Years Ended December 31

(In thousands)		2009	2008	2007

Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$573	$(1,035)	$(489)

Total		$573	$(1,035)	$(489)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$360	$1,519	$270
Interest rate caps	Other non-interest income	11	—	—
Credit risk participation agreements	Other non-interest income	16	19	14
Foreign exchange contracts:
Forward contracts	Other non-interest income	130	35	(53)
Option contracts	Other non-interest income	—	—	—
Mortgage loan commitments	Loan fees and sales	(164)	184	49
Mortgage loan forward sale contracts	Loan fees and sales	247	(58)	(54)

Total		$600	$1,699	$226

19.	Commitments, Contingencies and Guarantees

The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $6.3 million, $6.1 million and $5.9 million in 2009, 2008 and 2007, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
	Real
Year Ended December 31	Property	Equipment	Total

2010	$5,199	$606	$5,805
2011	4,221	358	4,579
2012	3,469	178	3,647
2013	3,220	53	3,273
2014	2,938	—	2,938
After	21,227	—	21,227

Total minimum lease payments			$41,469

All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2010.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2009	2008

Commitments to extend credit:
Credit card	$3,285,041	$3,613,374
Other	3,753,526	4,251,532
Standby letters of credit, net of participations	404,144	417,969
Commercial letters of credit	21,329	24,245

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

The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the payment or performance obligation of a customer to a third party. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company. Most of the standby letters of credit are secured and in the event of nonperformance by the customer, the Company has rights to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

At December 31, 2009, the Company had recorded a liability in the amount of $3.1 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be amortized into income over the life of the commitment. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $404.1 million at December 31, 2009.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During 2009, purchases and sales of tax credits amounted to $51.4 million and $42.5 million, respectively. At December 31, 2009, the Company had outstanding purchase commitments totaling $114.7 million. The commitments are expected to be funded in 2010 through 2013.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2009, believes sufficient collateral is available to cover potential swap losses. The Company receives a fee from the institution at the inception of the contract, which is recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At December 31, 2009, the liability recorded for guarantor RPAs was $239 thousand, and the notional amount of the underlying swaps was $34.0 million.

The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust, as discussed in Note 8 on Borrowings. These preferred securities totaled $4.0 million at December 31, 2009, carry an interest rate of 10.9%, and are due in 2030. The Company intends to redeem the securities in 2010.

The Company has committed to borrow $400.0 million under structured repurchase agreements in August 2010. These borrowings have a floating interest rate based upon a CMS rate and will mature in 2013 through 2014. They will largely replace several other structured repurchase agreements which will mature in August 2010. These types of borrowings are secured with marketable securities.

At December 31, 2009, the Company had recorded a liability of $8.8 million representing its obligation to share certain estimated litigation costs of Visa. This obligation resulted from revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The covered litigation related mainly to American Express and Discover suits, which are now settled, and other interchange litigation, which has not yet been settled. As part of the reorganization, Visa held an initial public offering in March 2008. An escrow account was established in conjunction with the offering, and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from the offering, and subsequently with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

In the normal course of business, the Company had certain lawsuits pending at December 31, 2009. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company.

20.	Related Parties

The Company’s Chief Executive Officer and its Vice Chairman are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 73% of the outstanding stock of Tower. At December 31, 2009, Tower owned 183,186 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. The Company leases several surface parking lots owned by Tower for employee use. Other payments, with the exception of dividend payments, relate to property management services, including construction oversight, on four Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2009	2008	2007

Rent on leased parking lots	$353	$501	$423
Leasing agent fees	14	19	19
Operation of parking garages	115	114	104
Building management fees	1,704	1,525	1,638
Property construction management fees	61	118	269
Dividends paid on Company stock held by Tower	167	166	158

Total	$2,414	$2,443	$2,611

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. No loans were outstanding during the past three years under this line of credit. Letters of credit may be collateralized under this line of credit, and fees received for these letters of credit totaled $218 thousand in 2008 and $35 thousand in 2007. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2009, 2008 and 2007.

During 2009, Tower leased office space in the Kansas City bank headquarters building, owned by the Company. Rent paid to the Company, at $15.25 per square foot, totaled $45 thousand in 2009.

Directors of the Company and their beneficial interests have deposit accounts with the Bank and may be provided with cash management and other banking services, including loans, in the ordinary course of business. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated persons, and did not involve more than the normal risk of collectability.

In December 2008 and at various times during 2009, the Company purchased, through market transactions, corporate bonds issued by Enterprise Rent-A-Car Company, whose Chairman and CEO is a director of the Company. The bonds, totaling $12.9 million at book value, were sold in the public market during December 2009 for a gain of $3.8 million.

21.	Parent Company Condensed Financial Statements

Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets

	December 31
(In thousands)	2009	2008

Assets
Investment in consolidated subsidiaries:
Banks	$1,670,328	$1,427,170
Non-banks	43,173	44,487
Cash	52	71
Securities purchased under agreements to resell	47,525	66,425
Investment securities:
Available for sale	115,157	47,471
Non-marketable	3,911	5,247
Advances to subsidiaries, net of borrowings	13,797	4,717
Income tax benefits	1,201	—
Other assets	14,138	12,999

Total assets	$1,909,282	$1,608,587

Liabilities and stockholders’ equity
Indemnification obligation	$8,837	$11,332
Pension obligation	4,650	5,578
Income taxes payable	—	3,403
Other liabilities	11,567	11,642

Total liabilities	25,054	31,955
Stockholders’ equity	1,884,228	1,576,632

Total liabilities and stockholders’ equity	$1,909,282	$1,608,587

Condensed Statements of Income

	For the Years Ended December 31
(In thousands)	2009	2008	2007

Income
Dividends received from consolidated subsidiaries:
Banks	$45,001	$75,900	$172,187
Non-banks	129	270	7,280
Earnings of consolidated subsidiaries, net of dividends	128,536	103,618	44,086
Interest and dividends on investment securities	1,406	2,326	4,524
Management fees charged subsidiaries	46,613	44,035	39,074
Investment securities gains	1,804	20,857	2,110
Other	2,538	642	1,913

Total income	226,027	247,648	271,174

Expense
Salaries and employee benefits	39,528	36,586	30,509
Professional fees	3,080	2,698	3,997
Data processing fees paid to affiliates	11,337	11,677	11,097
Indemnification obligation	(2,495)	(9,619)	20,951
Other	10,941	11,280	11,182

Total expense	62,391	52,622	77,736

Income tax expense (benefit)	(5,439)	6,371	(13,222)

Net income	$169,075	$188,655	$206,660

Condensed Statements of Cash Flows

	For the Years Ended December 31
(In thousands)	2009	2008	2007

Operating Activities
Net income	$169,075	$188,655	$206,660
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(128,536)	(103,618)	(44,086)
Other adjustments, net	(1,093)	(21,257)	11,619

Net cash provided by operating activities	39,446	63,780	174,193

Investing Activities
(Increase) decrease in securities purchased under agreements to resell	18,900	(66,425)	—
(Increase) decrease in investment in subsidiaries, net	353	99	(43,977)
Proceeds from sales of investment securities	11,812	26,653	55,866
Proceeds from maturities of investment securities	105,944	73,291	62,256
Purchases of investment securities	(195,935)	(13,232)	(70,389)
(Increase) decrease in advances to subsidiaries, net	(9,080)	(20,425)	5,268
Net purchases of equipment	(409)	(127)	(1,691)

Net cash provided by (used in) investing activities	(68,415)	(166)	7,333

Financing Activities
Purchases of treasury stock	(528)	(9,490)	(128,578)
Issuance under open market stock sale program, stock purchase and equity compensation plans	103,641	15,978	13,661
Net tax benefit related to equity compensation plans	557	1,928	2,283
Cash dividends paid on common stock	(74,720)	(72,055)	(68,915)

Net cash provided by (used in) financing activities	28,950	(63,639)	(181,549)

Decrease in cash	(19)	(25)	(23)
Cash at beginning of year	71	96	119

Cash at end of year	$52	$71	$96

Dividends paid by the Parent to its shareholders were substantially provided from Bank dividends. The Bank may distribute dividends without prior regulatory approval that do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent charges fees to its subsidiaries for management services provided, which are allocated to the subsidiaries based primarily on total average assets. The Parent makes advances to non-banking subsidiaries and its subsidiary bank holding company. Advances are made to the Parent by its subsidiary bank holding company for investment in temporary liquid securities. Interest on such advances is based on market rates.

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with the Bank. The line of credit is secured by marketable investment securities. The Parent did not borrow under this line during 2009, while average borrowings were $245 thousand during 2008 and $4.5 million in 2007. Interest was paid at the quoted Call Money rate during the periods outstanding in 2008 and 2007, which was 6.1% and 6.4%, respectively.

The Parent plans to fund an additional $33.3 million relating to private equity investments over the next several years. The investments are made directly by the Parent and through non-bank subsidiaries.

At December 31, 2009, the fair value of available for sale investment securities held by the Parent consisted of investments of $33.3 million in marketable common stock and $81.9 million in non-agency mortgage-backed securities. These mortgage-backed securities were purchased at fair value from the Bank in December 2009. The Parent’s unrealized net gain in fair value on its investments was $28.4 million at December 31, 2009. The corresponding net of tax unrealized gain included in stockholders’ equity was $17.6 million. Also included in stockholders’ equity was an unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $46.7 million at December 31, 2009.

In 2007, the Parent recorded a liability related to its share of certain estimated Visa litigation costs under an indemnification obligation to Visa, as discussed on page 113. This liability was $8.8 million at December 31, 2009 compared to $11.3 million at December 31, 2008. Adjustments to the liability have been recorded as covered suits have been settled or additional funding has been made to Visa’s litigation escrow account, which resulted in net declines in the liability of $2.5 million in 2009 and $9.6 million during 2008. Also during 2008, the Parent recorded a gain of $22.2 million on the redemption of Visa Class B stock, which occurred in conjunction with Visa’s initial public offering in March 2008.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9a.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such controls during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Commerce Bancshares, Inc.:

We have audited Commerce Bancshares, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Commerce Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 26, 2010

Item 9b.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers is included in Part I under the caption “Executive Officers of the Registrant” and under the captions “Election of the 2013 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee”, “Audit Committee Report”, and “Committee on Governance/Directors” in the definitive proxy statement, which is incorporated herein by reference.

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

The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Election of the 2013 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is included under the captions “Pre-approval of Services by the External Auditor” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	65
	Consolidated Statements of Income	66
	Consolidated Statements of Cash Flows	67
	Consolidated Statements of Changes in Equity	68
	Notes to Consolidated Financial Statements	69
	Summary of Quarterly Statements of Income	59
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of February 2010.

Commerce Bancshares, Inc.

By:	/s/ James L. Swarts
James L. Swarts
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2010.

By:	/s/ Charles G. Kim
Charles G. Kim
Chief Financial Officer

By:	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
(Chief Executive Officer)
John R. Capps
W. Thomas Grant, II
James B. Hebenstreit
Jonathan M. Kemper	A majority of the Board of Directors*
Terry O. Meek
Benjamin F. Rassieur, III
Andrew C. Taylor
Kimberly G. Walker
Robert H. West

*	David W. Kemper, Director and Chief Executive Officer, and the other Directors of Registrant listed, executed a power of attorney authorizing James L. Swarts, their attorney-in-fact, to sign this report on their behalf.

By:	/s/ James L. Swarts
James L. Swarts
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

10 – Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

(a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2009 was filed in quarterly report on Form 10-Q dated August 7, 2009, and the same is hereby incorporated by reference.

(b) Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan amended and restated as of July 24, 2009 was filed in quarterly report on Form 10-Q dated August 7, 2009, and the same is hereby incorporated by reference.

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

(f) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of July 24, 2009 was filed in quarterly report on Form 10-Q dated August 7, 2009, and the same is hereby incorporated by reference.

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

(i) Commerce Bancshares, Inc. 2010 Compensatory Arrangement with CEO and Named Executive Officers was filed in current report on Form 8-K dated February 11, 2010, and the same is hereby incorporated by reference.

(j) Commerce Bancshares, Inc. 2005 Equity Incentive Plan amended and restated as of July 24, 2009 was filed in quarterly report on Form 10-Q dated August 7, 2009, and the same is hereby incorporated by reference.

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