Form 10-Q
period 2010-03-31
COMMERCE BANCSHARES INC /MO/
filed 2010-05-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

  Yes ☐     No ☑

As of April 30, 2010, the registrant had outstanding 83,465,264 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2010	2009

	(Unaudited)
	(In thousands)

ASSETS
Loans	$9,834,540	$10,145,324
Allowance for loan losses	(197,538)	(194,480)

Net loans	9,637,002	9,950,844

Loans held for sale	541,104	345,003
Investment securities:
Available for sale ($533,431,000 and $537,079,000 pledged in 2010 and 2009, respectively, to secure structured repurchase agreements)	6,256,242	6,340,975
Trading	26,888	10,335
Non-marketable	122,508	122,078

Total investment securities	6,405,638	6,473,388

Federal funds sold and securities purchased under agreements to resell	500	22,590
Interest earning deposits with banks	7,818	24,118
Cash and due from banks	345,078	417,126
Land, buildings and equipment, net	396,296	402,633
Goodwill	125,585	125,585
Other intangible assets, net	13,419	14,333
Other assets	563,757	344,569

Total assets	$18,036,197	$18,120,189

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing demand	$1,583,090	$1,793,816
Savings, interest checking and money market	9,496,969	9,202,916
Time open and C.D.’s of less than $100,000	1,733,534	1,801,332
Time open and C.D.’s of $100,000 and over	1,191,166	1,412,387

Total deposits	14,004,759	14,210,451

Federal funds purchased and securities sold under agreements to repurchase	998,773	1,103,191
Other borrowings	731,507	736,062
Other liabilities	373,723	184,580

Total liabilities	16,108,762	16,234,284

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 83,462,940 shares in 2010 and 83,127,401 shares in 2009	417,315	415,637
Capital surplus	859,849	854,490
Retained earnings	593,102	568,532
Treasury stock of 53,263 shares in 2010 and 22,328 shares in 2009, at cost	(2,052)	(838)
Accumulated other comprehensive income	58,088	46,407

Total Commerce Bancshares, Inc. stockholders’ equity	1,926,302	1,884,228
Non-controlling interest	1,133	1,677

Total equity	1,927,435	1,885,905

Total liabilities and equity	$18,036,197	$18,120,189

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31
(In thousands, except per share data)	2010	2009

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$130,922	$142,409
Interest and fees on loans held for sale	1,904	3,432
Interest on investment securities	55,163	47,470
Interest on federal funds sold and securities purchased under agreements to resell	15	114
Interest on deposits with banks	65	449

Total interest income	188,069	193,874

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	7,096	8,053
Time open and C.D.’s of less than $100,000	6,815	14,747
Time open and C.D.’s of $100,000 and over	3,923	11,300
Interest on federal funds purchased and securities sold under agreements to repurchase	820	1,230
Interest on other borrowings	6,705	8,529

Total interest expense	25,359	43,859

Net interest income	162,710	150,015
Provision for loan losses	34,322	43,168

Net interest income after provision for loan losses	128,388	106,847

NON-INTEREST INCOME
Bank card transaction fees	32,490	27,168
Deposit account charges and other fees	23,981	25,592
Trust fees	19,318	18,873
Bond trading income	5,004	5,804
Consumer brokerage services	2,117	2,900
Loan fees and sales	1,839	2,961
Other	8,503	9,133

Total non-interest income	93,252	92,431

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	1,295	(21,885)
Less noncredit-related (losses) reversals on securities not expected to be sold	(2,752)	21,332

Net impairment losses	(1,457)	(553)
Realized gains (losses) on sales and fair value adjustments	(2,208)	(1,619)

Investment securities losses, net	(3,665)	(2,172)

NON-INTEREST EXPENSE
Salaries and employee benefits	87,438	86,753
Net occupancy	12,098	11,812
Equipment	5,901	6,322
Supplies and communication	7,338	8,684
Data processing and software	16,606	14,347
Marketing	4,718	4,347
Deposit insurance	4,750	4,106
Other	16,938	16,515

Total non-interest expense	155,787	152,886

Income before income taxes	62,188	44,220
Less income taxes	18,377	13,592

Net income before non-controlling interest	43,811	30,628
Less non-controlling interest expense (income)	(359)	(208)

Net income	$44,170	$30,836

Net income per common share – basic	$.53	$.38
Net income per common share – diluted	$.53	$.38

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive	Controlling
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

	(Unaudited)

Balance January 1, 2010	$415,637	$854,490	$568,532	$(838)	$46,407	$1,677	$1,885,905

Net income			44,170			(359)	43,811
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					3,908		3,908
Change in unrealized gain (loss) on all other available for sale securities, net of tax					7,422		7,422
Amortization of pension loss, net of tax					351		351

Total comprehensive income							55,492

Distributions to non-controlling interest						(185)	(185)
Purchase of treasury stock				(878)			(878)
Issuance of stock under purchase and equity compensation plans	927	3,312		(198)			4,041
Net tax benefit related to equity compensation plans		820					820
Stock-based compensation		1,840					1,840
Issuance of nonvested stock awards	751	(613)		(138)			—
Cash dividends paid ($.235 per share)			(19,600)				(19,600)

Balance March 31, 2010	$417,315	$859,849	$593,102	$(2,052)	$58,088	$1,133	$1,927,435

Balance January 1, 2009	$379,505	$621,458	$633,159	$(761)	$(56,729)	$2,835	$1,579,467

Net income			30,836			(208)	30,628
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					483		483
Change in unrealized gain (loss) on all other available for sale securities, net of tax					14,901		14,901
Amortization of pension loss, net of tax					425		425

Total comprehensive income							46,437

Distributions to non-controlling interest						(198)	(198)
Purchase of treasury stock				(357)			(357)
Issuance of stock under open market sale program	15	(9)					6
Issuance of stock under purchase and equity compensation plans	266	1,001		(42)			1,225
Net tax benefit related to equity compensation plans		80					80
Stock-based compensation		1,640					1,640
Issuance of nonvested stock awards	764	(934)		170			—
Cash dividends paid ($.229 per share)			(18,259)				(18,259)

Balance March 31, 2009	$380,550	$623,236	$645,736	$(990)	$(40,920)	$2,429	$1,610,041

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31
(In thousands)	2010	2009

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$44,170	$30,836
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	34,322	43,168
Provision for depreciation and amortization	12,564	12,659
Amortization (accretion) of investment security premiums/discounts, net	5,463	(300)
Investment securities losses, net(A)	3,665	2,172
Gain on sale of branch	—	(644)
Net gains on sales of loans held for sale	(569)	(1,627)
Originations of loans held for sale	(227,463)	(188,954)
Proceeds from sales of loans held for sale	31,883	49,770
Net (increase) decrease in trading securities	897	(23,835)
Stock-based compensation	1,840	1,640
(Increase) decrease in interest receivable	37	(634)
Increase (decrease) in interest payable	(2,121)	3,394
Increase in income taxes payable	18,525	13,430
Net tax benefit related to equity compensation plans	(820)	(80)
Other changes, net	22,869	(10,499)

Net cash used in operating activities	(54,738)	(69,504)

INVESTING ACTIVITIES:
Cash paid in branch sale	—	(3,494)
Proceeds from sales of investment securities(A)	19,991	2,032
Proceeds from maturities/pay downs of investment securities(A)	375,027	235,716
Purchases of investment securities(A)	(305,499)	(855,915)
Net decrease in loans	279,520	307,458
Purchases of land, buildings and equipment	(2,782)	(5,684)
Sales of land, buildings and equipment	365	41

Net cash provided by (used in) investing activities	366,622	(319,846)

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing demand, savings, interest checking and money market deposits	(8,713)	628,446
Net increase (decrease) in time open and C.D.’s	(289,019)	414,304
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(104,418)	(24,985)
Repayment of long-term borrowings	(4,555)	(100,506)
Net decrease in short-term borrowings	—	(800,000)
Purchases of treasury stock	(878)	(357)
Issuance of stock under open market stock sale program, stock purchase and equity compensation plans	4,041	1,231
Net tax benefit related to equity compensation plans	820	80
Cash dividends paid on common stock	(19,600)	(18,259)

Net cash provided by (used in) financing activities	(422,322)	99,954

Decrease in cash and cash equivalents	(110,438)	(289,396)
Cash and cash equivalents at beginning of year	463,834	1,299,356

Cash and cash equivalents at March 31	$353,396	$1,009,960

(A) Available for sale and non-marketable securities

Income tax net payments (refunds)	$(169)	$90
Interest paid on deposits and borrowings	$27,480	$40,458

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2009 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2009 Annual Report on Form 10-K.

2.	Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at March 31, 2010 and December 31, 2009 are as follows.

	March 31	December 31
(In thousands)	2010	2009

Business	$2,862,680	$2,877,936
Real estate – construction and land	574,355	665,110
Real estate – business	2,028,620	2,104,030
Real estate – personal	1,509,980	1,537,687
Consumer	1,281,560	1,333,763
Home equity	484,405	489,517
Student	325,384	331,698
Consumer credit card	760,514	799,503
Overdrafts	7,042	6,080

Total loans	$9,834,540	$10,145,324

At March 31, 2010, loans of $3.0 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.5 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

In addition to its basic portfolio, the Company originates other loans which it intends to sell in secondary markets. Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. The Company maintains contracts with various student loan agencies to sell student loans when the student graduates and the loan enters into repayment status. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including impairment losses resulting from declines in fair value, which are further discussed in Note 13 on Fair Value Measurements. Previously recognized impairment losses amounting to $422 thousand were reversed during the current quarter, as certain impaired loans were sold.

	March 31	December 31
(In thousands)	2010	2009

Balance outstanding:
Student loans, at cost	$537,780	$335,358
Residential mortgage loans, at cost	3,730	10,473
Valuation allowance on student loans	(406)	(828)

Total loans held for sale, at lower of cost or fair value	$541,104	$345,003

	For the Three Months
	Ended March 31
(In thousands)	2010	2009

Net gains on sales:
Student loans	$149	$1,088
Residential mortgage loans	420	539

Total gains on sales of loans held for sale, net	$569	$1,627

The table below shows the Company’s investment in impaired loans at March 31, 2010 and December 31, 2009. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans were $89.8 million at March 31, 2010, and the December 31, 2009 restructured total was revised to reflect the retrospective application of more definitive regulatory guidance. The change in restructured loans was mainly due to inclusion of certain business, construction and business real estate loans, totaling $70.8 million and $85.7 million at March 31, 2010 and December 31, 2009, respectively, and classified as substandard, which when renewed at maturity were at interest rates equal to or greater than the previous rates in effect. The new rates, however, were not judged to be market rates for new debt with similar risk, and thus these loans were classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. However, because of their substandard classification they are also regarded as potential problem loans, as disclosed at both December 31, 2009 and March 31, 2010 in the Risk Elements of Loan Portfolio section of the following discussion. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $18.9 million at March 31, 2010 and $16.0 million at December 31, 2009.

	March 31	December 31
(In thousands)	2010	2009

Non-accrual loans	$95,749	$106,613
Restructured loans	89,781	101,765

Total impaired loans	$185,530	$208,378

The Company’s holdings of foreclosed real estate totaled $14.3 million and $10.1 million at March 31, 2010 and December 31, 2009, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $12.9 million and $14.5 million at March 31, 2010 and December 31, 2009, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

The following is a summary of the allowance for loan losses for the three months ended March 31, 2010 and 2009.

(In thousands)	2010	2009

Balance, January 1	$194,480	$172,619

Additions:
Provision for loan losses	34,322	43,168

Total additions	34,322	43,168

Deductions:
Loans charged off	35,520	38,420
Less recoveries on loans	4,256	3,501

Net loans charged off	31,264	34,919

Balance, March 31	$197,538	$180,868

3.	Investment Securities

Investment securities, at fair value, consisted of the following at March 31, 2010 and December 31, 2009.

	March 31	December 31
(In thousands)	2010	2009

Available for sale:
U.S. government and federal agency obligations	$497,900	$447,038
Government-sponsored enterprise obligations	212,758	165,814
State and municipal obligations	892,887	939,338
Agency mortgage-backed securities	2,082,409	2,262,003
Non-agency mortgage-backed securities	636,658	609,016
Other asset-backed securities	1,692,250	1,701,569
Other debt securities	191,656	176,331
Equity securities	49,724	39,866

Total available for sale	6,256,242	6,340,975

Trading	26,888	10,335
Non-marketable	122,508	122,078

Total investment securities	$6,405,638	$6,473,388

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $72.6 million at both March 31, 2010 and December 31, 2009. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $49.8 million and $49.5 million at March 31, 2010 and December 31, 2009, respectively.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2010 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by government-sponsored agencies such as the FHLMC, FNMA and GNMA, and non-agency mortgage-backed securities which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

U.S. government and federal agency obligations:
Within 1 year	$52,955	$52,963
After 1 but within 5 years	215,948	219,468
After 5 but within 10 years	217,631	225,469

Total U.S. government and federal agency obligations	486,534	497,900

Government-sponsored enterprise obligations:
Within 1 year	66,368	67,438
After 1 but within 5 years	143,020	145,320

Total government-sponsored enterprise obligations	209,388	212,758

State and municipal obligations:
Within 1 year	103,124	104,247
After 1 but within 5 years	399,680	411,601
After 5 but within 10 years	121,957	124,821
After 10 years	256,057	252,218

Total state and municipal obligations	880,818	892,887

Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,019,481	2,082,409
Non-agency mortgage-backed securities	667,411	636,658
Other asset-backed securities	1,673,857	1,692,250

Total mortgage and asset-backed securities	4,360,749	4,411,317

Other debt securities:
Within 1 year	4,999	5,055
After 1 but within 5 years	173,940	186,601

Total other debt securities	178,939	191,656

Equity securities	17,897	49,724

Total available for sale investment securities	$6,134,325	$6,256,242

Included in U.S. government securities are $435.8 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS). Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $158.1 million, at fair value, of auction rate securities (ARS), which were purchased from bank customers in the third quarter of 2008. These bonds are historically traded in a competitive bidding process at weekly/monthly auctions. These auctions have not functioned since early 2008, and this market has not recovered. Interest is currently being paid at the maximum failed auction rates. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $36.1 million at March 31, 2010.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2010
U.S. government and federal agency obligations	$486,534	$11,366	$—	$497,900
Government-sponsored enterprise obligations	209,388	3,533	(163)	212,758
State and municipal obligations	880,818	21,469	(9,400)	892,887
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,019,481	63,395	(467)	2,082,409
Non-agency mortgage-backed securities	667,411	7,087	(37,840)	636,658
Other asset-backed securities	1,673,857	18,781	(388)	1,692,250

Total mortgage and asset-backed securities	4,360,749	89,263	(38,695)	4,411,317

Other debt securities	178,939	12,749	(32)	191,656
Equity securities	17,897	31,827	—	49,724

Total	$6,134,325	$170,207	$(48,290)	$6,256,242

December 31, 2009
U.S. government and federal agency obligations	$436,607	$10,764	$(333)	$447,038
Government-sponsored enterprise obligations	162,191	3,743	(120)	165,814
State and municipal obligations	917,267	25,099	(3,028)	939,338
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,205,177	58,740	(1,914)	2,262,003
Non-agency mortgage-backed securities	654,711	4,505	(50,200)	609,016
Other asset-backed securities	1,685,691	17,143	(1,265)	1,701,569

Total mortgage and asset-backed securities	4,545,579	80,388	(53,379)	4,572,588

Other debt securities	164,402	11,929	—	176,331
Equity securities	11,285	28,581	—	39,866

Total	$6,237,331	$160,504	$(56,860)	$6,340,975

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2010, the fair value of securities on this watch list was $292.0 million.

As of March 31, 2010, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities having an aggregate fair value of $154.9 million, which included an unrealized loss of $31.3 million. The credit-related portion of the impairment totaled $3.9 million and was recorded in current earnings. The noncredit-related portion of the impairment totaled $27.4 million on a pre-tax basis, and has been recognized in other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost bases.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Prepayment CPR	3% - 25%
Projected cumulative default	8% - 45%
Credit support	2% - 14%
Loss severity	33% - 57%

The following table shows changes in the credit losses recorded in the three months ended March 31, 2010 and 2009, for which a portion of an OTTI was recognized in other comprehensive income.

	For the
	Three Months
	Ended March 31
(In thousands)	2010	2009

Balance, January 1	$2,473	$—
Credit losses on debt securities for which impairment was not previously recognized	20	553
Credit losses on debt securities for which impairment was previously recognized	1,437	—

Balance, March 31	$3,930	$553

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes securities for which a portion of an OTTI has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At March 31, 2010
Government-sponsored enterprise obligations	$74,780	$163	$—	$—	$74,780	$163
State and municipal obligations	41,824	1,163	92,171	8,237	133,995	9,400
Mortgage and asset-backed securities:
Agency mortgage-backed securities	36,385	464	116	3	36,501	467
Non-agency mortgage-backed securities	130,134	14,530	203,787	23,310	333,921	37,840
Other asset-backed securities	52,785	25	28,725	363	81,510	388

Total mortgage and asset-backed securities	219,304	15,019	232,628	23,676	451,932	38,695

Other debt securities	14,464	32	—	—	14,464	32

Total	$350,372	$16,377	$324,799	$31,913	$675,171	$48,290

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2009
U.S. government and federal agency obligations	$168,172	$333	$—	$—	$168,172	$333
Government-sponsored enterprise obligations	24,842	120	—	—	24,842	120
State and municipal obligations	16,471	121	104,215	2,907	120,686	3,028
Mortgage and asset-backed securities:
Agency mortgage-backed securities	214,571	1,911	150	3	214,721	1,914
Non-agency mortgage-backed securities	209,961	18,512	215,158	31,688	425,119	50,200
Other asset-backed securities	290,183	218	34,456	1,047	324,639	1,265

Total mortgage and asset-backed securities	714,715	20,641	249,764	32,738	964,479	53,379

Total	$924,200	$21,215	$353,979	$35,645	$1,278,179	$56,860

The total available for sale portfolio consisted of approximately 1,200 individual securities at March 31, 2010, with 104 securities in a loss position. Securities with temporary impairment totaled 90, of which 36 securities, or 4% of the portfolio value, had been in a loss position for 12 months or longer.

The unrealized losses on the Company’s investments, as shown in the preceding tables, are largely contained in the portfolio of non-agency mortgage-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying mortgage collateral. While nearly all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, the adverse housing market, liquidity pressures and overall economic climate has resulted in low fair values for these securities. Also, as mentioned above, the Company maintains a watch list comprised mostly of these securities, and has recorded OTTI losses on certain of these securities. The Company continues to closely monitor the performance of these securities. Additional OTTI on these and other securities may arise in future periods due to further deterioration in expected cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three
	Months Ended
	March 31
(In thousands)	2010	2009

Proceeds from sales of available for sale securities	$19,991	$2,032

Available for sale:
Gains realized on sales	$510	$8
Losses realized on sales	(102)	—
Other-than-temporary impairment recognized on debt securities	(1,457)	(553)
Non-marketable:
Fair value adjustments, net	(2,616)	(1,627)

Investment securities losses, net	$(3,665)	$(2,172)

At March 31, 2010, securities carried at $3.9 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $533.4 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral.

4.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	March 31, 2010				December 31, 2009
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(13,802)	$—	$11,918	$25,720	$(12,966)	$—	$12,754
Mortgage servicing rights	2,931	(1,275)	(155)	1,501	2,898	(1,206)	(113)	1,579

Total	$28,651	$(15,077)	$(155)	$13,419	$28,618	$(14,172)	$(113)	$14,333

Aggregate amortization expense on intangible assets was $905 thousand and $1.2 million, respectively, for the three month periods ended March 31, 2010 and 2009. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2010. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2010	$3,384
2011	2,840
2012	2,309
2013	1,784
2014	1,316

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2010 is as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at January 1, 2010	$125,585	$12,754	$1,579
Originations	—	—	33
Amortization	—	(836)	(69)
Impairment	—	—	(42)

Balance at March 31, 2010	$125,585	$11,918	$1,501

Goodwill allocated to the Company’s operating segments at March 31, 2010 and December 31, 2009 is shown below.

(In thousands)

Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746

Total goodwill	$125,585

5.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2010 that net liability was $3.0 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $378.7 million at March 31, 2010.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at March 31, 2010, believes sufficient collateral is available to cover potential swap losses. The Company receives a fee from the institution at the inception of the contract, which is recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At March 31, 2010, the liability recorded for guarantor RPAs was $337 thousand, and the notional amount of the underlying swaps was $43.1 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at March 31, 2010, the Company would have been required to make payments of approximately $3.1 million.

At March 31, 2010 the Company had recorded a liability of $8.8 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). An escrow account has been established by Visa, and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from an initial public offering, and subsequently with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

6.	Pension

The amount of net pension cost for the three months ended March 31, 2010 and 2009 is as follows.

	For the
	Three Months
	Ended March 31
(In thousands)	2010	2009

Service cost – benefits earned during the period	$183	$268
Interest cost on projected benefit obligation	1,367	1,363
Expected return on plan assets	(1,640)	(1,598)
Amortization of unrecognized net loss	567	675

Net periodic pension cost	$477	$708

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first three months of 2010, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2010.

7.	Common Stock

Presented below is a summary of the components used to calculate basic and diluted income per share. The Company applies the two-class method of computing income per share, as unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the unvested share-based awards and for common stock. Income per share attributable to common stock is shown in the table below. Unvested share-based awards are further discussed in Note 12 below.

	For the Three
	Months Ended
	March 31
(In thousands, except per share data)	2010	2009

Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$44,170	$30,836
Less income allocated to unvested restricted stockholders	234	134

Net income available to common stockholders	$43,936	$30,702

Distributed income	$19,487	$18,174
Undistributed income	$24,449	$12,528

Weighted average common shares outstanding	82,874	79,487

Distributed income per share	$.24	$.23
Undistributed income per share	.29	.15

Basic income per common share	$.53	$.38

Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$44,170	$30,836
Less income allocated to unvested restricted stockholders	234	134

Net income available to common stockholders	$43,936	$30,702

Distributed income	$19,487	$18,174
Undistributed income	$24,449	$12,528

Weighted average common shares outstanding	82,874	79,487
Net effect of the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	452	320

Weighted average diluted common shares outstanding	83,326	79,807

Distributed income per share	$.24	$.23
Undistributed income per share	.29	.15

Diluted income per common share	$.53	$.38

8.	Other Comprehensive Income (Loss)

Activity in other comprehensive income (loss) for the first three months of 2010 and 2009 is shown in the table below. The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. These gains and losses have been separated into two groups in the table below, as required by current accounting guidance for other-than-temporary impairment (OTTI) on debt securities. Under this guidance, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the overall gain or loss in fair value is recorded in other comprehensive income (loss). Changes in the noncredit-related gain or loss in fair value of these securities, after OTTI was initially recognized, are shown separately in the table below. The remaining unrealized holding gains and losses shown in the table apply to available for sale investment securities for which OTTI has not been recorded (and include holding gains and losses on certain securities prior to the recognition of OTTI).

In the calculation of other comprehensive income, certain reclassification adjustments are made to avoid double counting gains and losses that are included as part of net income for a period that also had been included as part of other comprehensive income in that period or earlier periods. These reclassification amounts are shown separately in the table below.

The second component of other comprehensive income is pension gains and losses that arise during the period but are not recognized as components of net periodic benefit cost, and corresponding adjustments when these gains and losses are subsequently amortized to net periodic benefit cost.

	For the Three
	Months Ended
	March 31
(In thousands)	2010	2009

Available for sale debt securities for which a portion of OTTI has been recorded in earnings:
Unrealized holding gains subsequent to initial OTTI recognition	$6,302	$778
Income tax expense	(2,394)	(295)

Net unrealized gains	3,908	483

Other available for sale investment securities:
Unrealized holding gains	12,380	24,043
Reclassification adjustment for gains included in net income	(408)	(8)

Net unrealized gains on securities	11,972	24,035
Income tax expense	(4,550)	(9,134)

Net unrealized gains	7,422	14,901

Prepaid pension cost:
Amortization of accumulated pension loss	567	675
Income tax expense	(216)	(250)

Pension loss amortization	351	425

Other comprehensive income	$11,681	$15,809

At March 31, 2010, accumulated other comprehensive income was $58.1 million, net of tax. It was comprised of $17.0 million in unrealized holding losses on available for sale debt securities for which a portion of OTTI has been recorded in earnings, $92.6 million in unrealized holding gains on other available for sale securities, and $17.5 million in accumulated pension loss.

9.	Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits, and other personal banking services), indirect and other consumer financing, consumer debit and credit bank cards, and student lending. The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as Merchant and Commercial bank card products. The Wealth segment provides traditional trust and estate tax planning, advisory and discretionary investment management, as well as discount brokerage services, and the Private Banking product portfolio.

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

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Three Months Ended March 31, 2010:
Net interest income	$86,833	$67,095	$10,605	$164,533	$(1,823)	$162,710
Provision for loan losses	(19,278)	(11,928)	(58)	(31,264)	(3,058)	(34,322)
Non-interest income	34,430	30,148	27,486	92,064	1,188	93,252
Investment securities losses, net	—	—	—	—	(3,665)	(3,665)
Non-interest expense	(73,144)	(50,185)	(26,773)	(150,102)	(5,685)	(155,787)

Income before income taxes	$28,841	$35,130	$11,260	$75,231	$(13,043)	$62,188

Three Months Ended March 31, 2009:
Net interest income	$87,418	$56,162	$9,962	$153,542	$(3,527)	$150,015
Provision for loan losses	(20,619)	(14,173)	(271)	(35,063)	(8,105)	(43,168)
Non-interest income	35,437	26,539	28,931	90,907	1,524	92,431
Investment securities losses, net	—	—	—	—	(2,172)	(2,172)
Non-interest expense	(72,817)	(47,121)	(26,198)	(146,136)	(6,750)	(152,886)

Income before income taxes	$29,419	$21,407	$12,424	$63,250	$(19,030)	$44,220

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

The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties, and are not a measure of loss exposure. The largest group of notional amounts relate to interest rate swaps, which are discussed in more detail below. Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. Also, mortgage loan commitments and forward sales contracts result from the Company’s mortgage banking operation, in which fixed rate personal real estate loans are originated and sold to other institutions. The Company also contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. The Company’s risks and responsibilities as guarantor are further discussed in Note 5 on Guarantees.

	March 31	December 31
(In thousands)	2010	2009

Interest rate swaps	$530,774	$503,530
Interest rate caps	16,236	16,236
Credit risk participation agreements	64,029	53,246
Foreign exchange contracts:
Forward contracts	33,185	17,475
Option contracts	3,360	—
Mortgage loan commitments	14,485	9,767
Mortgage loan forward sale contracts	18,074	19,986

Total notional amount	$680,143	$620,240

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At March 31, 2010, the Company had entered into three interest rate swaps with a notional amount of $16.6 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three
	Months Ended March 31
(In thousands)	2010	2009

Gain (loss) on interest rate swaps	$(81)	$75
Gain (loss) on loans	73	(95)

Amount of hedge ineffectiveness	$(8)	$(20)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at March 31, 2010 was $514.2 million. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral exchanges typically involve marketable securities.

The Company’s interest rate swap arrangements with other financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions, or in certain circumstances, can require instant settlement of the contracts. The aggregate fair value of interest rate swap contracts with credit risk-related contingent features that were in a liability position on March 31, 2010 was $17.3 million, for which the Company had posted collateral of $14.2 million. If the credit risk-related contingent features relating to collateral were triggered on March 31, 2010, the Company would be required to post an additional $2.0 million of collateral to certain counterparties. If other credit-related settlement features were also triggered at March 31, 2010, a cash disbursement of $1.2 million, in addition to collateral posted, would be required.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 32.8% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $5.0 million, based on amounts at March 31, 2010.

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 13 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		March 31	Dec. 31		March 31	Dec. 31
		2010	2009		2010	2009

	Balance			Balance
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$64	Other liabilities	$(934)	$(918)

Total derivatives designated as hedging instruments		$—	$64		$(934)	$(918)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$17,623	$16,898	Other liabilities	$(17,703)	$(16,898)
Interest rate caps	Other assets	164	239	Other liabilities	(164)	(239)
Credit risk participation agreements	Other assets	132	140	Other liabilities	(337)	(239)
Foreign exchange contracts:
Forward contracts	Other assets	735	415	Other liabilities	(340)	(295)
Option contracts	Other assets	1	—	Other liabilities	(1)	—
Mortgage loan commitments	Other assets	115	44	Other liabilities	(3)	(16)
Mortgage loan forward sale contracts	Other assets	79	184	Other liabilities	(1)	(5)

Total derivatives not designated as hedging instruments		$18,849	$17,920		$(18,549)	$(17,692)

Total derivatives		$18,849	$17,984		$(19,483)	$(18,610)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
	Derivative	Derivative

		For the Three
		Months Ended
		March 31
(In thousands)		2010	2009

Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$(81)	$75

Total		$(81)	$75

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$190	$212
Interest rate caps	Other non-interest income	—	—
Credit risk participation agreements	Other non-interest income	5	5
Foreign exchange contracts:
Forward contracts	Other non-interest income	276	(41)
Option contracts	Other non-interest income	—	—
Mortgage loan commitments	Loan fees and sales	84	300
Mortgage loan forward sale contracts	Loan fees and sales	(102)	(206)

Total		$453	$270

11.	Income Taxes

For the first quarter of 2010, income tax expense amounted to $18.4 million compared to $13.6 million in the first quarter of 2009. The effective income tax rate for the Company, including the effect of non-controlling interest, was 29.4% in the current quarter compared to 30.6% in the same quarter last year. The effective tax rate was lower in the first quarter of 2010 compared to the first quarter of 2009 due to a change in the mix of taxable and non-taxable income on higher pre-tax income.

12.	Stock-Based Compensation

The Company normally issues most of its annual stock-based compensation awards during the first quarter. Stock-based compensation has historically been issued in the form of options, stock appreciation rights (SARs) and nonvested stock. During the first quarters of 2010 and 2009, stock-based compensation was issued solely in the form of nonvested stock awards. The stock-based compensation expense that has been charged against income was $1.8 million in the first three months of 2010 and $1.6 million in the first three months of 2009.

The 2010 stock awards vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards, as of March 31, 2010, and changes during the three month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	361,399	$37.23
Granted	150,157	39.45
Vested	(26,442)	37.48
Forfeited	(3,777)	34.94

Nonvested at March 31, 2010	481,337	$37.93

SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which the Company granted in 2006 through 2008 and on a limited basis in 2009, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant.

A summary of option activity during the first three months of 2010 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2010	2,287,787	$31.30
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(185,382)	22.87

Outstanding at March 31, 2010	2,102,405	$32.04	3.2 years	$19,127

A summary of SAR activity during the first three months of 2010 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2010	1,669,753	$41.71
Granted	—	—
Forfeited	(5,134)	40.75
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2010	1,664,619	$41.68	6.9 years	$726

13.	Fair Value Measurements

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive an estimated fair value measurement.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Available for sale investment securities

For available for sale securities, changes in fair value, including that portion of other-than-temporary impairment unrelated to credit loss, are recorded in other comprehensive income. As mentioned in Note 3 on Investment Securities, the Company records the credit-related portion of other-than-temporary impairment in current earnings. This portfolio comprises the majority of the assets which the Company records at fair value. Most of the portfolio, which includes government-sponsored enterprise, mortgage-backed and asset-backed securities, are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2 in the fair value hierarchy. Where quoted prices are available in an active market, the measurements are classified as Level 1. Most of the Level 1 measurements apply to common stock and U.S. Treasury obligations.

Valuation methods and inputs, by class of security:

•	U.S. government and federal agency obligations
U.S. treasury bills, bonds and notes, including TIPS, are valued using live data from active market makers and inter-dealer brokers. Valuations for stripped coupon and principal issues are derived from yield curves generated from various dealer contacts and live data sources.

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
Collateralized mortgage obligations and other asset-backed securities are valued at the tranche level. For each tranche valuation, the process generates predicted cash flows for the tranche, applies a market based (or benchmark) yield/spread for each tranche, and incorporates deal collateral performance and tranche level attributes to determine tranche-specific spreads to adjust the benchmark yield. Tranche cash flows are generated from new deal files and prepayment/default assumptions. Tranche spreads are based on tranche characteristics such as average life, type, volatility, ratings, underlying collateral and performance, and prevailing market conditions. The appropriate tranche spread is applied to the corresponding benchmark, and the resulting value is used to discount the cash flows to generate an evaluated price.

Valuation of agency pass-through securities, typically issued under GNMA, FNMA, FHLMC, and SBA programs, are primarily derived from information from the To Be Announced (TBA) market. This market consists of generic mortgage pools which have not been received for settlement. Snapshots of the TBA market, using live data feeds distributed by multiple electronic platforms, and in conjunction with other indices, are used to compute a price based on discounted cash flow models.

•	Other debt securities
Other debt securities are valued using active markets and inter-dealer brokers as well as bullet spread scales and option adjusted spreads. The spreads and models use yield curves, terms and conditions of the bonds, and any special features (i.e., call or put options, redemption features, etc.).

•	Equity securities
Equity securities are priced using the market prices for each security from the major stock exchanges or other electronic quotation systems. These are generally classified as Level 1 measurements. Stocks which trade infrequently are classified as Level 2.

At March 31, 2010, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $158.1 million. Nearly all of these securities were purchased from customers during the third quarter of 2008. The auction process by which the ARS are normally priced has not functioned since the first quarter of 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are estimated using a discounted cash flows analysis. Estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. The cash flows are discounted at an estimated market rate reflecting adjustments for liquidity premium and nonperformance risk. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

The table below presents the March 31, 2010 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2010.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	3/31/10	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities:
U.S. government and federal agency obligations	$497,900	$490,615	$7,285	$—
Government-sponsored enterprise obligations	212,758	—	212,758	—
State and municipal obligations	892,887	—	734,776	158,111
Agency mortgage-backed securities	2,082,409	—	2,082,409	—
Non-agency mortgage-backed securities	636,658	—	636,658	—
Other asset-backed securities	1,692,250	—	1,692,250	—
Other debt securities	191,656	—	191,656	—
Equity securities	49,724	33,349	16,375	—
Trading securities	26,888	—	26,888	—
Private equity investments	45,124	—	—	45,124
Derivatives*	18,849	—	18,523	326
Assets held in trust	3,912	3,912	—	—

Total assets	6,351,015	527,876	5,619,578	203,561

Liabilities:
Derivatives*	19,483	—	19,142	341

Total liabilities	$19,483	$—	$19,142	$341

*	The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the three months ended March 31, 2010:

Balance at January 1, 2010	$167,836	$44,827	$108	$212,771
Total gains or losses (realized /unrealized):
Included in earnings	—	(2,616)	(13)	(2,629)
Included in other comprehensive income	(8,487)	—	—	(8,487)
Purchases, issuances, and settlements, net	(1,238)	2,913	(110)	1,565

Balance at March 31, 2010	$158,111	$45,124	$(15)	$203,220

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$—	$(2,616)	$195	$(2,421)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

			Investment
			Securities
		Other Non-	Gains
	Loan Fees	Interest	(Losses),
(In thousands)	and Sales	Income	Net	Total

For the three months ended March 31, 2010:

Total gains or losses included in earnings	$(18)	$5	$(2,616)	$(2,629)

Change in unrealized gains or losses relating to assets still held at March 31, 2010	$190	$5	$(2,616)	$(2,421)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at March 31, 2010 are shown in the table below.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. The Company’s student loans are contracted for sale with the Federal Department of Education (DOE) and various investors in the secondary market. Beginning in 2008, the secondary market for student loans was disrupted by liquidity concerns. Consequently, several investors have been unable to consistently purchase loans under existing contractual terms. Loans under contract to these investors have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3 and resulted in an impairment reserve of $828 thousand at December 31, 2009. During the first quarter of 2010, $422 thousand of this reserve was reversed as certain of the related loans were sold. The remainder of the identified portfolio, for which performance concern remains, was carried at $12.9 million at March 31, 2010. The measurement of fair value for the remaining student loans, most of which will be sold to the DOE, is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

Private equity investments and restricted stock

These assets are included in non-marketable investment securities in the consolidated balance sheets. They include private equity investments held by the Parent company which are carried at cost, reduced by other-than-temporary impairment. These investments are periodically evaluated for impairment based on their estimated fair value. The valuation methodology is described above under the recurring measurements for “Private equity investments”. Also included is stock issued by the Federal Reserve Bank and FHLB which is held by the bank subsidiary as required for regulatory purposes. Generally, there are restrictions on the sale and/or liquidation of these investments, and they are carried at cost, reduced by other-than-temporary impairment. Fair value measurements for these securities are classified as Level 3.

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

Foreclosed assets

Foreclosed assets consist of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, marine and recreational vehicles. Foreclosed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods. These measurements are classified as Level 3.

For assets measured at fair value on a nonrecurring basis during the first quarter of 2010, and still held as of March 31, 2010, the following table provides the adjustments to fair value recognized during the period, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2010.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
(In thousands)	3/31/10	(Level 1)	(Level 2)	(Level 3)	(Losses)

Loans	$26,244	$—	$—	$26,244	$(9,179)
Mortgage servicing rights	1,501	—	—	1,501	(42)
Foreclosed assets	8,646	—	—	8,646	(780)

14.	Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments held by the Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.

Loans

The fair value of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 “Fair Value Measurements and Disclosures”.

Investment Securities

A detailed description of the fair value measurement of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio is provided in Note 13 on Fair Value Measurements. A schedule of investment securities by category and maturity is provided in Note 3 on Investment Securities.

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

Derivative Instruments

A detailed description of the fair value measurement of derivative instruments is provided in Note 13 on Fair Value Measurements. Fair values are generally estimated using observable market prices or pricing models.

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

Borrowings

The fair value of short-term borrowings such as federal funds purchased and securities sold under agreements to repurchase, which generally mature or reprice within 90 days, approximates their carrying value. The fair value of long-term structured repurchase agreements and other long-term debt is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010
	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial Assets
Loans, including held for sale	$10,375,644	$10,425,851
Available for sale investment securities	6,256,242	6,256,242
Trading securities	26,888	26,888
Non-marketable securities	122,508	122,508
Federal funds sold and securities purchased under agreements to resell	500	500
Accrued interest receivable	74,516	74,516
Derivative instruments	18,849	18,849
Cash and due from banks	345,078	345,078
Interest earning deposits with banks	7,818	7,818

Financial Liabilities
Non-interest bearing demand deposits	$1,583,090	$1,583,090
Savings, interest checking and money market deposits	9,496,969	9,496,969
Time open and C.D.’s	2,924,700	2,951,898
Federal funds purchased and securities sold under agreements to repurchase	998,773	999,073
Other borrowings	731,507	749,929
Accrued interest payable	19,449	19,449
Derivative instruments	19,483	19,483

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

15.	Pending Litigation

On April 6, 2010 a suit was filed against Commerce Bank, N.A. (the Bank) in the U.S. District Court for the Western District of Missouri by a customer alleging that overdraft fees relating to debit card transactions have been unfairly assessed by the Bank. The suit seeks class-action status for bank customers who may have been similarly affected. Since this litigation is in a very early stage, a probable outcome is presently not determinable.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2009 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results to be attained for any other period.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 13 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $5.6 billion, or 89.1% of the available for sale portfolio at March 31, 2010, and were classified as Level 2 measurements. The Company also holds $158.1 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement.

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

At March 31, 2010, non-agency guaranteed mortgage-backed securities with a par value of $187.6 million were identified as other than temporarily impaired. The credit-related impairment loss on these securities amounted to $3.9 million, which was recorded in the consolidated income statement in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $27.4 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $49.8 million at March 31, 2010. Changes in fair value are reflected in current earnings, and reported in investment securities gains (losses), net in the consolidated income statements. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment, and are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months Ended
	March 31
	2010	2009

Per Share Data
Net income per common share – basic	$.53	$.38
Net income per common share – diluted	.53	.38
Cash dividends	.235	.229
Book value	23.13	20.18
Market price	41.14	34.57
Selected Ratios
(Based on average balance sheets)
Loans to deposits(1)	74.98%	87.23%
Non-interest bearing deposits to total deposits	6.79	5.82
Equity to loans(1)	18.38	13.83
Equity to deposits	13.79	12.06
Equity to total assets	10.70	9.30
Return on total assets	1.00	.73
Return on total equity	9.32	7.82
(Based on end-of-period data)
Non-interest income to revenue(2)	36.43	38.12
Efficiency ratio(3)	60.49	62.58
Tier I risk-based capital ratio	13.43	11.05
Total risk-based capital ratio	14.79	12.42
Tangible equity to assets ratio(4)	9.99	8.24
Tier I leverage ratio	9.81	8.93

(1)	Includes loans held for sale.
(2)	Revenue includes net interest income and non-interest income.
(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4)	The tangible equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Results of Operations

Summary

	Three Months Ended		Increase
	March 31		(Decrease)
(Dollars in thousands)	2010	2009	Amount	Percent

Net interest income	$162,710	$150,015	$12,695	8.5%
Provision for loan losses	(34,322)	(43,168)	(8,846)	(20.5)
Non-interest income	93,252	92,431	821	.9
Investment securities losses, net	(3,665)	(2,172)	1,493	68.7
Non-interest expense	(155,787)	(152,886)	2,901	1.9
Income taxes	(18,377)	(13,592)	4,785	35.2
Non-controlling interest (expense) income	359	208	151	72.6

Net income	$44,170	$30,836	$13,334	43.2%

For the quarter ended March 31, 2010, net income amounted to $44.2 million, an increase of $13.3 million, or 43.2%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.00%, the annualized return on average equity was 9.32%, and the efficiency ratio was 60.49%. Diluted earnings per share was $.53, an increase of 39.5% compared to $.38 per share in the first quarter of 2009.

Net income for the first quarter of 2010 compared to the same period last year included growth of $12.7 million, or 8.5%, in net interest income due to higher average balances of investment securities and lower rates paid on interest bearing deposits, partly offset by lower loan balances and investment yields. This was coupled with slight growth in non-interest income, which increased $821 thousand. Compared to the same period last year, non-interest expense increased $2.9 million, or 1.9%, largely due to a $2.3 million increase in data processing and software expenses. In addition, salaries and employee benefits costs increased $685 thousand and deposit insurance expense increased $644 thousand, offset by a $1.3 million decrease in supplies and communication expenses. The provision for loan losses totaled $34.3 million for the current quarter, representing a decrease of $8.8 million from the first quarter of 2009.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended
	March 31, 2010 vs. 2009
	Change due to
	Average	Average
(In thousands)	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$(11,969)	$627	$(11,342)
Loans held for sale	150	(1,678)	(1,528)
Investment securities:
U.S. government and federal agency securities	4,204	(2,170)	2,034
State and municipal obligations	1,914	(199)	1,715
Mortgage and asset-backed securities	19,743	(15,430)	4,313
Other securities	344	47	391

Total interest on investment securities	26,205	(17,752)	8,453

Federal funds sold and securities purchased under agreements to resell	(99)	—	(99)
Interest earning deposits with banks	(368)	(16)	(384)

Total interest income	13,919	(18,819)	(4,900)

Interest expense:
Deposits:
Savings	16	(57)	(41)
Interest checking and money market	1,559	(2,475)	(916)
Time open & C.D.’s of less than $100,000	(2,073)	(5,859)	(7,932)
Time open & C.D.’s of $100,000 and over	(3,225)	(4,152)	(7,377)

Total interest on deposits	(3,723)	(12,543)	(16,266)

Federal funds purchased and securities sold under agreements to repurchase	138	(548)	(410)
Other borrowings	(2,003)	187	(1,816)

Total interest expense	(5,588)	(12,904)	(18,492)

Net interest income, fully taxable equivalent basis	$19,507	$(5,915)	$13,592

Net interest income for the first quarter of 2010 was $162.7 million, a $12.7 million, or 8.5%, increase over the first quarter of 2009. The increase in net interest income was primarily the result of lower interest expense on interest bearing deposits due to lower average rates and balances, coupled with higher earnings on the investment portfolio, which were partly offset by lower earnings on the loan portfolio. The Company’s net interest rate margin was 4.03% for the first quarter of 2010, compared to 3.95% in the previous quarter and 3.83% in the first quarter of 2009.

Total interest income, on a tax equivalent basis (T/E), decreased $4.9 million, or 2.5%, from the first quarter of 2009. Interest income on loans (T/E) declined $11.3 million, primarily due to a decrease of $1.1 billion, or 10.1%, in average loan balances. The decrease in average loans compared to the first quarter of 2009 occurred in virtually all categories except consumer credit cards, as loan demand remained weak and commercial line of credit usage remained low. The largest declines occurred in average business loans, consumer loans, and construction real estate loans, which decreased by $510.1 million, $272.9 million, and $182.7 million, respectively. Interest income on investment securities (T/E) increased $8.5 million over the first quarter of 2009. This growth resulted mainly from a $2.3 billion, or 56.7%, increase in total average balances, which contributed $26.2 million to interest income. Most of the growth in average balances occurred in mortgage and asset-backed securities and U.S. Treasury inflation-protected securities (TIPS), which increased by $1.6 billion and $425.1 million, respectively. This growth was partly offset by lower average yields, which declined to 3.81% compared to 5.11% during the first quarter of 2009 and reduced interest income by $17.8 million. The average tax equivalent yield on total interest earning assets was 4.64% in the first quarter of 2010 compared to 4.93% in the first quarter of 2009.

Total interest expense decreased $18.5 million, or 42.2%, compared to the first quarter of 2009, primarily due to a $16.3 million decrease in interest expense on interest bearing deposits, coupled with a $2.2 million decrease in interest expense on borrowings. The decrease in interest expense on deposits resulted from a 55 basis point decrease in average rates paid, coupled with a $1.1 billion, or 26.2%, decline in certificates of deposit average balances. Interest expense on borrowings declined mainly due to lower FHLB advances, which declined $173.5 million, and lower rates paid on overnight borrowings. The overall average rate incurred on all interest bearing liabilities decreased to .69% in the first quarter of 2010 compared to 1.21% in the first quarter of 2009.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months		Increase
	Ended March 31		(Decrease)
(Dollars in thousands)	2010	2009	Amount	Percent

Bank card transaction fees	$32,490	$27,168	$5,322	19.6%
Deposit account charges and other fees	23,981	25,592	(1,611)	(6.3)
Trust fees	19,318	18,873	445	2.4
Bond trading income	5,004	5,804	(800)	(13.8)
Consumer brokerage services	2,117	2,900	(783)	(27.0)
Loan fees and sales	1,839	2,961	(1,122)	(37.9)
Other	8,503	9,133	(630)	(6.9)

Total non-interest income	$93,252	$92,431	$821	.9%

Non-interest income as a % of total revenue*	36.4%	38.1%
Total revenue per full-time equivalent employee	$50.2	$46.4

*	Total revenue includes net interest income and non-interest income.

For the first quarter of 2010, total non-interest income amounted to $93.3 million compared with $92.4 million in the same quarter last year, which was an increase of $821 thousand, or .9%. Bank card fees for the quarter increased $5.3 million, or 19.6%, over the first quarter of last year, primarily due to continued growth in transaction fees earned on corporate card, debit card and merchant activity, which grew by 48.1%, 12.0% and 11.9%, respectively. The growth in corporate card fees was the result of both new customer transactions and increased volumes from existing customers. Trust fees for the quarter increased $445 thousand, or 2.4%, over the same quarter last year and reflected the effects of new personal trust business, which were partially offset by the effects of low interest rates on money market investments held in trust accounts. Deposit account fees declined $1.6 million, or 6.3%, from the same period last year as a result of a 10.1% decline in overdraft fee income. Corporate cash management fees, which comprised 35% of total deposit account fees, were essentially flat with the previous year. Bond trading income for the current quarter totaled $5.0 million, a decrease of $800 thousand, or 13.8%. Consumer brokerage services revenue decreased $783 thousand, or 27.0%, mainly due to a 44.4% decline in mutual fund fees. Loan fees and sales revenue decreased $1.1 million, or 37.9%, due to a $939 thousand decline in gains on student loan sales. Other non-

interest income for the current quarter decreased $630 thousand, or 6.9%, from the same quarter last year. Most of this decrease was due to lower cash sweep commissions, in addition to a non-recurring branch sale gain recorded in the first quarter of 2009. Partly offsetting the decline was an increase in tax credit sales income and higher losses recorded in 2009 on the disposal of repossessed assets.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2010 and 2009 are shown in the table below. Net securities losses amounted to $3.7 million in the first quarter of 2010, compared to $2.2 million in the same quarter last year. During the current quarter, additional credit-related impairment losses of $1.5 million were recorded on certain non-agency guaranteed mortgage-backed securities which have been identified as other than temporarily impaired. These identified securities have a total par value of $187.6 million. The cumulative credit-related impairment loss on these securities, recorded in earnings, amounted to $3.9 million, while the cumulative noncredit-related loss on these securities, which has been recorded in other comprehensive income (loss), was $27.4 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated income statement, resulting in income of $425 thousand during the first quarter of 2010 and $332 thousand for the same period last year.

	Three Months Ended March 31
(In thousands)	2010	2009

Available for sale:
Municipal bonds	$408	$2
Corporate bonds	—	6
Non-agency mortgage-backed bonds (OTTI losses)	(1,457)	(553)
Non-marketable:
Private equity investments	(2,616)	(1,627)

Total investment securities losses, net	$(3,665)	$(2,172)

Non-Interest Expense

	Three Months		Increase
	Ended March 31		(Decrease)
(Dollars in thousands)	2010	2009	Amount	Percent

Salaries and employee benefits	$87,438	$86,753	$685	.8%
Net occupancy	12,098	11,812	286	2.4
Equipment	5,901	6,322	(421)	(6.7)
Supplies and communication	7,338	8,684	(1,346)	(15.5)
Data processing and software	16,606	14,347	2,259	15.7
Marketing	4,718	4,347	371	8.5
Deposit insurance	4,750	4,106	644	15.7
Other	16,938	16,515	423	2.6

Total non-interest expense	$155,787	$152,886	$2,901	1.9%

Non-interest expense for the first quarter of 2010 amounted to $155.8 million, an increase of $2.9 million, or 1.9%, compared with $152.9 million recorded in the first quarter of last year. Salaries and benefits expense was well controlled in the current quarter, increasing only $685 thousand, or .8%, over the same quarter last year. Full-time equivalent employees totaled 5,094 at March 31, 2010 compared to 5,222 at March 31, 2009.

Occupancy costs increased $286 thousand, or 2.4%, over the same quarter last year, primarily due to higher seasonal maintenance costs and higher real estate taxes paid. Equipment expenses decreased $421 thousand, or 6.7%, from the same quarter last year due to lower maintenance contract expense and lower depreciation expense on data processing equipment. Supplies and communication expense declined $1.3 million, or 15.5%, due to lower postage, courier, telecommunication, and supplies costs, while marketing costs increased $371 thousand, or 8.5%. Data processing and software costs increased $2.3 million, or 15.7%, mainly as a result of higher bank card processing fees (related to higher bank card revenues) and several new software and servicing systems put in place over the last 12 months. FDIC insurance expense totaled $4.8 million, an increase of $644 thousand, or 15.7%, over the same period last year. Other non-interest expense increased $423 thousand, or 2.6%, over the same quarter last year due to higher write-downs and holding costs on foreclosed real estate and personal property, higher charitable contribution expense, and higher bank card processing fees, partly offset by a decline in miscellaneous operating losses.

Provision and Allowance for Loan Losses

	Three Months Ended
	Mar. 31	Mar. 31	Dec. 31
(Dollars in thousands)	2010	2009	2009

Provision for loan losses	$34,322	$43,168	$41,002

Net loan charge-offs (recoveries):
Business	267	3,842	1,991
Real estate-construction and land	10,966	9,226	10,030
Real estate-business	431	776	2,186
Consumer credit card	13,065	10,763	12,721
Consumer	5,524	9,333	7,870
Home equity	580	300	561
Student	3	—	2
Real estate-personal	201	545	1,230
Overdrafts	227	134	397

Total net loan charge-offs	$31,264	$34,919	$36,988

	Three Months Ended
	Mar. 31	Mar. 31	Dec. 31
	2010	2009	2009

Annualized net loan charge-offs*:
Business	.04%	.47%	.28%
Real estate-construction and land	7.02	4.58	5.72
Real estate-business	.08	.15	.41
Consumer credit card	6.95	5.94	6.74
Consumer	1.71	2.40	2.30
Home equity	.48	.24	.46
Real estate-personal	.05	.14	.32
Overdrafts	12.11	6.48	14.58

Total annualized net loan charge-offs	1.27%	1.28%	1.44%

*	as a percentage of average loans (excluding loans held for sale)

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

Loans subject to individual evaluation are defined by the Company as impaired, and generally consist of business, construction, commercial real estate and personal real estate loans on non-accrual status or loans modified or restructured under troubled debt restructuring. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, allowances are estimated. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations.

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

Net loan charge-offs for the first quarter of 2010 amounted to $31.3 million, compared with $37.0 million in the prior quarter and $34.9 million in the first quarter of last year. The $5.7 million decrease in net loan charge-offs in the first quarter of 2010 compared to the previous quarter was mainly the result of lower loan losses on consumer banking, business and business real estate loans of $2.3 million, $1.7 million and $1.8 million, respectively. Consumer credit card losses were only slightly higher than in the previous quarter. Net loan charge-offs on construction and land loans totaled $11.0 million this quarter and were mostly comprised of write-downs on two loans for which principal and interest payments were current, but recent appraisals reflected lower collateral values. The ratio of annualized total net loan charge-offs to total average loans was 1.27% in the current quarter, compared to 1.44% in the previous quarter and 1.28% in the same quarter last year.

For the first quarter of 2010, annualized net charge-offs on average construction and land loans increased to 7.02%, due to the write-downs mentioned above, compared to 5.72% in the previous quarter and 4.58% in the same period last year. Annualized net charge-offs on average consumer credit card loans amounted to 6.95%, compared with 6.74% in the previous quarter and 5.94% in the same period last year. Consumer loan net charge-offs for the quarter amounted to 1.71% of average consumer loans, compared to 2.30% in the previous quarter and 2.40% in the same quarter last year.

The provision for loan losses for the current quarter totaled $34.3 million, and was $6.7 million lower than the previous quarter and $8.8 million lower than the same quarter last year. However, the Company increased the allowance for loan losses by $3.1 million this quarter to $197.5 million, or 2.01% of total loans, excluding loans held for sale. At March 31, 2010, the allowance for loan losses was 206% of total non-accrual loans.

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

	March 31	December 31
(Dollars in thousands)	2010	2009

Non-accrual loans:
Business	$14,699	$12,874
Real estate – construction and land	53,617	62,509
Real estate – business	19,680	21,756
Real estate – personal	7,697	9,384
Consumer	56	90

Total non-accrual loans	95,749	106,613

Foreclosed real estate	14,334	10,057

Total non-performing assets	$110,083	$116,670

Non-performing assets as a percentage of total loans	1.12%	1.15%
Non-performing assets as a percentage of total assets	.61%	.64%

Loans past due 90 days and still accruing interest:
Business	$1,094	$3,672
Real estate – construction and land	3,550	1,184
Real estate – business	1,113	402
Real estate – personal	2,549	3,102
Consumer	1,600	2,045
Home equity	1,177	878
Student	15,349	14,346
Consumer credit card	16,151	17,003

Total loans past due 90 days and still accruing interest	$42,583	$42,632

Non-accrual loans, which are also considered to be impaired, totaled $95.7 million at March 31, 2010, and decreased $10.9 million from amounts recorded at December 31, 2009. The decline from December 31, 2009 occurred mainly in construction and land real estate non-accrual loans, which decreased $8.9 million. At March 31, 2010, non-accrual loans were comprised mainly of construction and land real estate loans (56.0%), business real estate loans (20.6%) and business loans (15.4%). Foreclosed real estate increased $4.3 million to a balance of $14.3 million at March 31, 2010.

Total loans past due 90 days or more and still accruing interest amounted to $42.6 million as of March 31, 2010, which included $14.8 million in federally guaranteed student loans that the Company intends to hold to maturity. The balance of loans 90 days past due or more decreased slightly when compared to December 31, 2009, resulting mainly from decreases of $2.6 million in business and $852 thousand in consumer credit card loan delinquencies, offset by increases of $2.4 million and $1.0 million in construction and land real estate loan and student loan delinquencies, respectively.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $291.8 million at March 31, 2010 compared with $319.9 million at December 31, 2009, resulting in a decrease of $28.1 million, or 8.8%. The decrease was largely due to declines of $33.3 million in construction and land real estate loans and $15.4 million in business loans, which were partially offset by a $22.9 million increase in business real estate loans.

	March 31	December 31
(In thousands)	2010	2009

Potential problem loans:
Business	$77,896	$93,256
Real estate – construction and land	81,905	115,251
Real estate – business	121,815	98,951
Real estate – personal	9,805	12,013
Consumer	402	409

Total potential problem loans	$291,823	$319,880

At March 31, 2010, the Company had identified approximately $125.9 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $36.1 million have been placed on non-accrual status. Of the remaining $89.8 million, approximately $70.8 million were commercial loans (business, construction and business real estate), which were renewed at interest rates equal to or higher than the previous rates in effect. The new rates, however, were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $18.9 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs.

Within the total loan portfolio, certain sectors are considered at higher risk due to their contractual features and collateral values that could increase credit exposure in the present economic environment. Additional information about the major types of loans in these categories and their risk feature is provided below. Information based on loan-to-value (LTV) ratios was generally calculated with valuations at loan origination date.

Real Estate – Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 5.8% of total loans outstanding at March 31, 2010.

			% of			% of
	March 31		Total	December 31		Total
(In thousands)	2010	% of Total	Loans	2009	% of Total	Loans

Residential land and land development	$153,491	26.7%	1.6%	$181,257	27.2%	1.8%
Residential construction	92,690	16.2	.9	110,165	16.6	1.1
Commercial land and land development	127,741	22.2	1.3	144,880	21.8	1.4
Commercial construction	200,433	34.9	2.0	228,808	34.4	2.3

Total real estate – construction and land loans	$574,355	100.0%	5.8%	$665,110	100.0%	6.6%

Real Estate – Business Loans

Total business real estate loans were $2.0 billion at March 31, 2010 and comprised 20.6% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 52% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

			% of			% of
	March 31		Total	December 31		Total
(In thousands)	2010	% of Total	Loans	2009	% of Total	Loans

Owner-occupied	$1,044,824	51.5%	10.6%	$1,101,870	52.4%	10.9%
Industrial	106,972	5.3	1.1	142,745	6.8	1.4
Office	222,075	10.9	2.3	214,408	10.2	2.1
Retail	217,176	10.7	2.2	210,619	10.0	2.1
Multi-family	122,242	6.0	1.2	112,664	5.3	1.1
Farm	124,972	6.2	1.3	131,245	6.2	1.3
Hotels	108,715	5.4	1.1	115,056	5.5	1.1
Other	81,644	4.0	.8	75,423	3.6	.7

Total real estate – business loans	$2,028,620	100.0%	20.6%	$2,104,030	100.0%	20.7%

Real Estate – Personal Loans

Out of the Company’s $1.5 billion personal real estate loan portfolio, approximately 1.8% of the current outstandings are structured with interest only payments. Loans originated with interest only payments were not made to “qualify” the borrower for a lower payment amount. These loans are made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. The Company has $177.8 million, or 14.3%, of loans in this portfolio with no mortgage insurance that also have an LTV greater than 80% as of March 31, 2010 compared to $182.8 million, or 14.4%, at December 31, 2009. The decrease was mainly due to increased customer refinancings. In order to reduce risk exposure, the Company does not offer option ARM or junior lien mortgage products.

Revolving Home Equity Loans

The Company also has $484.4 million in revolving home equity loans at March 31, 2010, that are generally collateralized by residential real estate. Most of these loans (96.2%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2010, the outstanding principal of loans with an LTV higher than 80% was $84.3 million compared to $86.7 million as of December 31, 2009. Loan balances over 30 days past due with interest only payments within the revolving home equity loan portfolio amounted to $2.1 million, or .4%, at both March 31, 2010 and December 31, 2009.

Fixed Rate Home Equity Loans

The Company also offers a fixed rate home equity loan product, typically for home repair or remodeling. This product is an alternative for individuals who want to finance a specific project or purchase, and decide to lock in a specific monthly payment over a defined period. This portfolio of loans approximated $132.7 million at both March 31, 2010 and December 31, 2009. At the end of the first quarter of 2010, $43.8 million of this portfolio had an LTV over 80%, down from $44.9 million at the end of 2009.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, less than 5% of the outstanding balance have interest only payments. Since 2008, the Company has limited the offering of products with LTV ratios over 90%. As a result, only $350 thousand in new fixed rate home equity loans were written with LTV ratios over 90% during the first three months of 2010.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in the first three months of 2010 of $201 thousand, $580 thousand and $145 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime loan products, which is defined as those offerings made to customers with a FICO score below 650, and has purchased no brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised of automobile, marine, and recreational vehicles (RV). Outstanding balances for these loans were $1.0 billion and $1.1 billion at March 31, 2010 and December 31, 2009, respectively. The balances over 30 days past due amounted to $14.1 million at March 31, 2010 compared to $22.4 million at the end of 2009. For the three months ended March 31, 2010, $36.9 million of new loans, mostly automobile loans, were originated, compared to $159.9 million during the full year of 2009. The Company experienced rapid growth in marine and RV loans outstanding during 2006 through 2008. However, due to continuing weak credit and economic conditions, this loan product offering was curtailed in mid 2008.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at March 31, 2010 of $760.5 million in consumer credit card loans outstanding, approximately $149.3 million, or 19.6%, carried a low introductory rate. Within the next six months, $68.9 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Income Taxes

Income tax expense was $18.4 million in the first quarter of 2010, compared to $21.5 million in the fourth quarter of 2009 and $13.6 million in the first quarter of 2009. The Company’s effective income tax rate, including the effect of non-controlling interest, was 29.4% in the first quarter of 2010, compared with 30.2% in the fourth quarter of 2009 and 30.6% in the first quarter of 2009. The changes in the effective tax rate for the first quarter of 2010 compared to the first and fourth quarters of 2009 were primarily due to changes in the mix of taxable and non-taxable income during those periods.

Financial Condition

Balance Sheet

Total assets of the Company were $18.0 billion at March 31, 2010 compared to $18.1 billion at December 31, 2009. Earning assets (excluding fair value adjustments on investment securities) amounted to $16.7 billion at March 31, 2010 consisting of 62% in loans and 38% in investment securities, compared to $16.9 billion at December 31, 2009.

During the first quarter of 2010, average loans, excluding loans held for sale, decreased $189.3 million, or 1.9%, compared to the previous quarter. Also, these same loans decreased $1.1 billion, or 10.1%, this quarter compared to the same period last year. The decrease in average loans compared to the previous quarter was mainly the result of lower loan balances in virtually all categories except consumer credit card loans, as loan demand remained weak and commercial line of credit usage remained low. Consumer credit card loans grew $14.0 million this quarter compared to the previous quarter, mainly due to higher usage during the holiday season which carried forward into the first quarter of 2010.

During the first quarter of 2010, average business, construction and business real estate loans declined $35.8 million, $61.4 million and $24.7 million, respectively, while average personal real estate loans declined $20.6 million. Average consumer loans, consisting mainly of automobile and marine and RV loans, declined $51.9 million, as loan pay-downs continued to exceed new loan originations since the Company has ceased most marine and RV loan originations. The average balance of loans held for sale (comprised mostly of student loans) increased $161.6 million this quarter, as the Company typically originates new student loans in this time period under the Department of Education’s current loan program. It is expected that these newly originated loans will be sold later this year, as occurred last year under this program. As mentioned below, recent legislation will curtail student loan origination activity after July 1, 2010.

Total available for sale investment securities (excluding fair value adjustments) averaged $6.1 billion this quarter, up $27.3 million compared to the previous quarter. Declines in municipal securities and mortgage and asset-backed securities were offset by growth in U.S. government and agency securities, which grew by $88.2 million this quarter. At March 31, 2010 the duration of the investment portfolio was approximately 2 years, and maturities of approximately $1.5 billion are expected to occur during the next 12 months.

Total average deposits declined $298.7 million, or 2.1%, during the first quarter of 2010 compared to the previous quarter, but increased $689.2 million, or 5.2%, compared to the first quarter of 2009. Compared to the previous quarter, the decrease in average deposits resulted mainly from a decline in business demand deposits (down $226.3 million), primarily due to seasonal changes in the balances of several larger corporate deposit customers. Also, interest bearing deposits declined $78.5 million as a result of continued declines in certificates of deposit balances (down $364.3 million) but were offset by growth in money market and savings accounts, which increased by $260.5 million and $19.2 million, respectively. Part of the reduction in certificates of deposit totals related to certain jumbo short-term corporate certificates of deposit, which declined $137.6 million this quarter as the Company continued to reduce its reliance on higher cost short-term funding sources. The average loans to deposits ratio in the current quarter was 75.0%, compared to 73.6% in the previous quarter.

During the current quarter, the Company’s average borrowings increased $147.7 million compared to the previous quarter. This increase was the result of $185.9 million in higher average federal funds purchased and repurchase agreement balances.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell, and balances at the Federal Reserve Bank, as follows:

	March 31	March 31	December 31
(In thousands)	2010	2009	2009

Liquid assets:
Federal funds sold	$500	$33,050	$22,590
Securities purchased under agreements to resell	—	10,000	—
Available for sale investment securities	6,256,242	4,550,908	6,340,975
Balances at the Federal Reserve Bank	7,818	592,162	24,118

Total	$6,264,560	$5,186,120	$6,387,683

Federal funds sold and securities purchased under agreements to resell totaled $500 thousand at March 31, 2010. These investments normally have overnight maturities and are used for general daily liquidity purposes. Interest earning balances at the Federal Reserve Bank, which also have overnight maturities, totaled $7.8 million at March 31, 2010. The average interest rate earned on these balances during the first three months of 2010 was 24 basis points. The fair value of the available for sale investment portfolio was $6.3 billion at March 31, 2010 and included an unrealized net gain of $121.9 million. The total net unrealized gain included gains of $50.6 million on mortgage and asset-backed securities, $12.1 million on state and municipal obligations, and $12.7 million on corporate debt. An additional $31.8 million unrealized gain was included in the fair value of common stock held by the Parent. The portfolio includes maturities of approximately $1.5 billion over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At March 31, 2010, total investment securities pledged for these purposes were as follows:

March 31
(In thousands)	2010

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$1,099,882
FHLB borrowings and letters of credit	361,708
Securities sold under agreements to repurchase	1,357,099
Other deposits	1,040,030

Total pledged securities	3,858,719
Unpledged and available for pledging	1,672,714
Ineligible for pledging	724,809

Total available for sale securities, at fair value	$6,256,242

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2010, such deposits totaled $11.1 billion and represented 79.1% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.2 billion at March 31, 2010. These accounts are normally considered more volatile and higher costing, and comprised 8.5% of total deposits at March 31, 2010.

	March 31	March 31	December 31
(In thousands)	2010	2009	2009

Core deposit base:
Non-interest bearing demand	$1,583,090	$1,507,168	$1,793,816
Interest checking	610,819	522,303	735,870
Savings and money market	8,886,150	7,606,162	8,467,046

Total	$11,080,059	$9,635,633	$10,996,732

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

	March 31	March 31	December 31
(In thousands)	2010	2009	2009

Borrowings:
Federal funds purchased	$73,965	$159,360	$62,130
Securities sold under agreements to repurchase	924,808	842,192	1,041,061
FHLB advances	723,849	825,233	724,386
Subordinated debentures	—	14,310	4,000
Other long-term debt	7,658	7,732	7,676

Total	$1,730,280	$1,848,827	$1,839,253

Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $998.8 million at March 31, 2010. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $424.8 million at March 31, 2010, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. The Company also borrows on a secured basis through advances from the FHLB, which totaled $723.8 million at March 31, 2010. Most of these advances have fixed interest rates and mature in 2010 through 2011. Other outstanding long-term borrowings relate mainly to the Company’s leasing activities and private equity investments.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2010:

	March 31, 2010
		Federal
(In thousands)	FHLB	Reserve

Collateral value pledged	$2,096,858	$1,990,930
Advances outstanding	(723,849)	—
Letters of credit issued	(386,439)	—

Available for future advances	$986,570	$1,990,930

In addition to those mentioned above, several other sources of liquidity are available. The Company has strong long-term deposit ratings from Moody’s and Standard & Poor’s of Aa2 and A+, respectively. Additionally, its sound commercial paper rating of A-1 from Standard & Poor’s and P-1 from Moody’s would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. Neither the Company nor its banking subsidiary has any subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Financing may also include the issuance of common or preferred stock. As mentioned below, the Company concluded a stock sale program in the third quarter of 2009 which generated $100.0 million in gross sales proceeds.

Cash and cash equivalents (defined as “Cash and due from banks”, “Federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying balance sheets) was $353.4 million at March 31, 2010 compared to $463.8 million at December 31, 2009. The $110.4 million decline included changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for March 31, 2010. Operating activities include net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first quarter of 2010, operating activities used cash of $54.7 million, partly due to activity in these portfolios. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $366.6 million. Most of the cash inflow was due to $395.0 million in proceeds from sales, maturities and pay downs of investment securities and a $279.5 million decline in the loan portfolio, partly offset by $305.5 million in purchases of investment securities. Financing activities used cash of $422.3 million, resulting mainly from decreases of $297.7 million in deposit accounts and $104.4 million in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for
	March 31	December 31	Well-Capitalized
(Dollars in thousands)	2010	2009	Banks

Risk-adjusted assets	$12,929,977	$13,105,948
Tier I risk-based capital	1,736,220	1,708,901
Total risk-based capital	1,912,624	1,885,978
Tier I risk-based capital ratio	13.43%	13.04%	6.00%
Total risk-based capital ratio	14.79%	14.39%	10.00%
Tier I leverage ratio	9.81%	9.58%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. Since 2008, the Company has elected to cease market purchases of treasury stock in order to preserve its cash and capital position. Accordingly, during the quarter ended March 31, 2010 the Company purchased only 22,099 shares of treasury stock, in connection with its equity compensation plan, at an average cost of $39.74 per share. At March 31, 2010, 2,839,684 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a per share cash dividend of $.235 in the first quarter of 2010, which was a 2.6% increase compared to the fourth quarter of 2009.

Common Equity Offering

On February 27, 2009, the Company entered into an equity distribution agreement with a broker dealer, acting as the Company’s sales agent, relating to the offering of the Company’s common stock. Sales of these shares were made by means of brokers’ transactions on or through the Nasdaq Global Select Market, trading facilities of national securities associations or alternative trading systems, block transactions and such other transactions as agreed upon by the Company and the sales agent, at market prices prevailing at the time of the sale or at prices related to the prevailing market prices. On July 31, 2009, the Company terminated the offering.

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

Commitments, Off-Balance Sheet Arrangements and Contingencies

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2010 totaled $7.0 billion (including approximately $3.3 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $378.7 million and $22.9 million, respectively, at March 31, 2010. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.0 million at March 31, 2010.

The Company has committed to borrow $400.0 million under structured repurchase agreements in August 2010. These borrowings have a floating interest rate based upon a CMS rate and will mature in 2013 through 2014. They will largely replace several other structured repurchase agreements which will mature in August 2010. These types of borrowings are secured with marketable securities.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During the first three months of 2010, purchases and sales of tax credits amounted to $10.8 million and $17.6 million, respectively, and at March 31, 2010, outstanding purchase commitments totaled $118.6 million.

The Parent has additional funding commitments arising from investments in private equity concerns, classified as non-marketable securities in the accompanying balance sheets, which total $1.3 million at March 31, 2010. In addition, the Parent expects to fund $29.1 million to venture capital subsidiaries over the next several years. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A Complaint was filed seeking monetary damages and injunctive relief in the United States District Court for the Western District of Missouri on April 6, 2010 by Leslie J. Wolfgeher, on behalf of herself and others similarly situated against the Company’s subsidiary, Commerce Bank, N.A. The Complaint alleges that Commerce Bank breached its contractual obligation of good faith and fair dealing and was unjustly enriched through the manner by which it charged overdraft fees for certain debit card purchases. The Plaintiff seeks to establish a class comprised of all persons or entities with accounts that incurred these allegedly improper overdraft fees on debit card transactions for an unspecified period of time. A Conditional Transfer Order has been issued by the Judicial Panel on Multidistrict Litigation transferring the case to the United States District Court for the Southern District of Florida where nearly identical lawsuits against more than thirty other banks are currently pending in a multi-district proceeding known as In re Checking Account Overdraft Litigation. The Company believes the claims to be without merit and intends to defend the action vigorously.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2010 and 2009.

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Three Months Ended March 31, 2010:
Net interest income	$86,833	$67,095	$10,605	$164,533	$(1,823)	$162,710
Provision for loan losses	(19,278)	(11,928)	(58)	(31,264)	(3,058)	(34,322)
Non-interest income	34,430	30,148	27,486	92,064	1,188	93,252
Investment securities losses, net	—	—	—	—	(3,665)	(3,665)
Non-interest expense	(73,144)	(50,185)	(26,773)	(150,102)	(5,685)	(155,787)

Income before income taxes	$28,841	$35,130	$11,260	$75,231	$(13,043)	$62,188

Three Months Ended March 31, 2009:
Net interest income	$87,418	$56,162	$9,962	$153,542	$(3,527)	$150,015
Provision for loan losses	(20,619)	(14,173)	(271)	(35,063)	(8,105)	(43,168)
Non-interest income	35,437	26,539	28,931	90,907	1,524	92,431
Investment securities losses, net	—	—	—	—	(2,172)	(2,172)
Non-interest expense	(72,817)	(47,121)	(26,198)	(146,136)	(6,750)	(152,886)

Income before income taxes	$29,419	$21,407	$12,424	$63,250	$(19,030)	$44,220

Increase (decrease) in income before income taxes:

Amount	$(578)	$13,723	$(1,164)	$11,981	$5,987	$17,968

Percent	(2.0)%	64.1%	(9.4)%	18.9%	31.5%	40.6%

Consumer

For the three months ended March 31, 2010, income before income taxes for the Consumer segment decreased $578 thousand, or 2.0%, from the first quarter of 2009. This decrease was mainly due to a decline of $1.0 million, or 2.8%, in non-interest income, coupled with a decline of $585 thousand in net interest income. Net interest income declined due to a $4.3 million decrease in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios and a $7.6 million decrease in loan interest income, partly offset by a decline of $11.3 million in deposit interest expense. Non-interest income decreased mainly due to declines in deposit account fees (mainly overdraft charges) and mortgage banking revenue, in addition to lower gains on the sales of student loans. These declines were partly offset by an increase in bank card fee income (primarily debit card fees) and losses recorded in 2009 on the disposal of repossessed assets. Non-interest expense grew $327 thousand, or .4%, over the first quarter of 2009 due to higher FDIC insurance expense, marketing expense and corporate management fees. These increases were partly offset by lower teller services expense, loan servicing fees and salaries expense. Net loan charge-offs totaled $19.3 million, a $1.3 million decrease from the first quarter of 2009, which was due mainly to lower losses on marine and RV and other consumer loans, partly offset by higher consumer credit card loan losses.

Commercial

For the three months ended March 31, 2010, income before income taxes for the Commercial segment increased $13.7 million, or 64.1%, compared to the same period in the previous year. Net interest income increased $10.9 million, or 19.5%, due to higher net allocated funding credits of $14.8 million and a decrease in deposit interest expense of $892 thousand, which were partly offset by a $4.8 million decline in loan interest income. Net loan charge-offs in this segment totaled $11.9 million in the first quarter of 2010, a decrease of $2.2 million from the first quarter of 2009. During 2010, lower charge-offs occurred on business loans, while construction loan charge-offs were higher. Non-interest income increased by $3.6 million, or 13.6%, over the previous year due to higher bank card fees (mainly corporate card), tax credit sales income and loan commitment fees, partly offset by lower cash sweep commissions. Non-interest expense increased $3.1 million, or 6.5%, over the previous year, mainly due to higher write-downs and holding costs on foreclosed real estate and other assets, bank card fees expense and FDIC insurance expense. These increases were partly offset by lower costs for deposit account processing.

Wealth

Wealth segment pre-tax profitability for the three months ended March 31, 2010 decreased $1.2 million, or 9.4%, from the same period in the previous year. Net interest income increased $643 thousand, or 6.5%, and was impacted by a $4.1 million decline in deposit interest expense, offset by a $2.7 million decrease in assigned net funding credits and a $770 thousand decrease in loan interest income. Non-interest income declined $1.4 million, or 5.0%, from the prior year due to lower bond trading income, brokerage fees and cash sweep commissions, partly offset by higher trust fee income. Non-interest expense increased $575 thousand, or 2.2%, mainly due to higher corporate management fees.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the excess of the total provision over charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was higher than in the previous period by $6.0 million. This increase was mainly due to a decline in the unallocated loan loss provision of $5.0 million. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, increased $1.7 million, while unallocated amounts related to investment securities losses increased $1.5 million.

Regulatory Changes Affecting Student Lending

In the past, the Company has originated federally guaranteed student loans from various colleges and universities in its markets which it holds for sale in its loan portfolio. In March 2010, the federal government passed legislation that will make the federal government the sole originator of federally subsidized student loans beginning on July 1, 2010. These new rules will effectively require the Company to cease all new origination activities for federal Stafford and Plus student loans as of July 1, 2010. The existing student loans held for sale will continue to be sold as in the past under existing sales contracts.

Regulatory Changes Affecting Overdraft Fees

In late 2009, the Federal Reserve issued new regulations, effective July 1, 2010, which generally prohibit financial institutions from assessing fees for paying ATM and one-time debit card transactions that overdraw consumer accounts unless the consumer affirmatively consents to the financial institution’s overdraft practices. As a result, without such consent, the Company will not permit ATM or one-time debit card transactions if they would overdraw a customer’s account. As it is not expected that all customers will provide such consent, it is likely that these new regulations will result in lower deposit fee income in the second half of 2010 and in 2011. The Company is in the process of implementing new procedures to solicit and capture required customer consents. In concert with the rest of the industry, the Company is also developing other products, some of which include monthly fees as a means to mitigate some of the effects of these new rules. The Company estimates that the impact of these new regulations during the second half of 2010 will reduce pre-tax deposit fee income by as much as $13 million. The Company estimates that the full year impact of these regulations will cost between $16 million and $21 million on a pre-tax basis.

Impact of Recently Issued Accounting Standards

Fair Value Measurements In April 2009, the FASB issued additional guidance on reliance on transaction prices or quoted prices when estimating fair value when market volume and activity have significantly decreased. The guidance reaffirms the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It provides a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted the guidance in March 2009, and its application did not result in a change in valuation techniques and related inputs.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures related to transfers among fair value hierarchy levels and the activity of Level 3 assets and liabilities. This ASU also provides clarification for the disaggregation of fair value measurements of assets and liabilities, and the discussion of inputs and valuation techniques used for fair value measurements. The new disclosures and clarification were effective January 1, 2010, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective January 1, 2011. The adoption of ASU 2010-06 did not have a significant effect on the Company’s consolidated financial statements.

Accounting for Transfers of Financial Assets The FASB issued additional guidance in June 2009 with the objective of providing greater transparency about transfers of financial assets and a transferor’s continuing involvement. The new guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire original financial asset, or when the transferor has continuing involvement with the transferred asset. It establishes conditions for reporting a transfer of a portion of a financial asset as a sale. Also, it eliminates the exception for qualifying special purpose entities from consolidation guidance, and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The new accounting requirements must be applied to transactions occurring on or after January 1, 2010. Their adoption did not have a significant effect on the Company’s consolidated financial statements.

Variable Interest Entities In June 2009, the FASB issued new accounting guidance related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact its economic performance and the obligation to absorb its losses or the right to receive its benefits. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. In February 2010, the FASB issued ASU 2010-10, “Amendments for Certain Investment Funds”, which deferred the application of this new guidance for interests in certain investment entities, such as mutual funds, private equity funds, hedge funds, venture capital funds, and real estate investment trusts, and clarified other aspects of the guidance. Entities qualifying for this deferral will continue to apply the previously existing consolidation guidance. The guidance and its amendment were effective on January 1, 2010, and their adoption did not have a significant effect on the Company’s financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended March 31, 2010 and 2009

	First Quarter 2010			First Quarter 2009
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,830,429	$26,753	3.83%	$3,340,514	$29,746	3.61%
Real estate – construction and land	633,726	6,268	4.01	816,433	6,716	3.34
Real estate – business	2,088,111	25,752	5.00	2,140,638	26,923	5.10
Real estate – personal	1,526,254	20,145	5.35	1,620,844	22,858	5.72
Consumer	1,306,507	22,369	6.94	1,579,456	26,950	6.92
Home equity	488,492	5,186	4.31	504,820	5,361	4.31
Student	328,725	1,848	2.28	353,650	3,220	3.69
Consumer credit card	762,925	23,665	12.58	734,510	21,554	11.90
Overdrafts	7,601	—	—	8,388	—	—

Total loans	9,972,770	131,986	5.37	11,099,253	143,328	5.24

Loans held for sale	483,763	1,904	1.60	463,477	3,432	3.00
Investment securities:
U.S. government and federal agency	606,148	3,226	2.16	133,905	1,192	3.61
State and municipal obligations(A)	898,495	11,170	5.04	747,219	9,455	5.13
Mortgage and asset-backed securities	4,456,990	40,550	3.69	2,826,302	36,237	5.20
Other marketable securities(A)	181,123	2,087	4.67	142,166	2,046	5.84
Trading securities(A)	13,787	99	2.91	16,564	123	3.01
Non-marketable securities(A)	123,435	1,799	5.91	141,244	1,425	4.09

Total investment securities	6,279,978	58,931	3.81	4,007,400	50,478	5.11

Federal funds sold and securities purchased under agreements to resell	7,224	15	.84	109,889	114	.42
Interest earning deposits with banks	108,137	65	.24	600,608	449	.30

Total interest earning assets	16,851,872	192,901	4.64	16,280,627	197,801	4.93

Less allowance for loan losses	(196,742)			(172,964)
Unrealized gain (loss) on investment securities	127,625			(48,658)
Cash and due from banks	363,714			378,038
Land, buildings and equipment, net	402,219			414,954
Other assets	413,236			340,052

Total assets	$17,961,924			$17,192,049

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$461,244	114	.10	$417,474	155	.15
Interest checking and money market	9,447,420	6,982	.30	7,881,388	7,898	.41
Time open & C.D.’s of less than $100,000	1,766,189	6,815	1.56	2,092,092	14,747	2.86
Time open & C.D.’s of $100,000 and over	1,323,701	3,923	1.20	2,093,235	11,300	2.19

Total interest bearing deposits	12,998,554	17,834	.56	12,484,189	34,100	1.11

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,165,618	820	.29	994,807	1,230	.50
Other borrowings(B)	734,921	6,713	3.70	1,207,688	8,529	2.86

Total borrowings	1,900,539	7,533	1.61	2,202,495	9,759	1.80

Total interest bearing liabilities	14,899,093	25,367	.69%	14,686,684	43,859	1.21%

Non-interest bearing demand deposits	946,450			771,592
Other liabilities	193,998			134,965
Equity	1,922,383			1,598,808

Total liabilities and equity	$17,961,924			$17,192,049

Net interest margin (T/E)		$167,534			$153,942

Net yield on interest earning assets			4.03%			3.83%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2009 Annual Report on Form 10-K.

The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2010		March 31, 2009		December 31, 2009
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

300 basis points rising	$16.9	2.58%	$29.4	4.96%	$21.6	3.22%
200 basis points rising	14.8	2.27	24.4	4.11	17.3	2.57
100 basis points rising	8.7	1.33	15.4	2.59	10.6	1.58

As shown above, under the rising rate scenarios presented, net interest income would increase in a range of $8.7 million (100 basis point rising scenario) to $16.9 million (300 basis point rising scenario). The Company did not model a 100 basis point falling scenario due to the already low interest rate environment. Compared to the previous quarter, under rising rate models, the potential increase in net interest income is lower in the current quarter for several reasons. During the first quarter of 2010, period end loans, where most variable rate assets reside, declined $114.7 million and available for sale securities, which are mostly at fixed rates, decreased $84.7 million. Under rising rate scenarios, the Company lower loan levels will lessen the beneficial effect of rising rates; however, this effect on interest income is somewhat mitigated by the decline in investment securities. Total deposits decreased $205.7 million, with most of the decline in non-interest bearing demand deposits and only a slight increase in interest bearing deposits. Deposit balances have a smaller impact on net interest income when rates are rising, due to lower overall rates and fewer accounts that carry variable rates moving in sequence with market rates.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

January 1 – 31, 2010	6,954	$40.62	6,954	2,854,829
February 1 – 28, 2010	13,094	$39.18	13,094	2,841,735
March 1 – 31, 2010	2,051	$40.32	2,051	2,839,684

Total	22,099	$39.74	22,099	2,839,684

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At March 31, 2010, 2,839,684 shares remain available to be purchased under the current authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ James L. Swarts
James L. Swarts
Vice President & Secretary

Date: May 7, 2010

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 7, 2010

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002