Form 10-Q
period 2010-06-30
COMMERCE BANCSHARES INC /MO/
filed 2010-08-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

  Yes ☐     No ☑

As of July 30, 2010, the registrant had outstanding 83,373,888 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2010	2009

	(Unaudited)
	(In thousands)

ASSETS
Loans	$9,735,049	$10,145,324
Allowance for loan losses	(197,538)	(194,480)

Net loans	9,537,511	9,950,844

Loans held for sale	489,826	345,003
Investment securities:
Available for sale ($531,358,000 and $537,079,000 pledged in 2010 and 2009, respectively, to secure structured repurchase agreements)	6,649,890	6,340,975
Trading	17,245	10,335
Non-marketable	107,343	122,078

Total investment securities	6,774,478	6,473,388

Federal funds sold and securities purchased under agreements to resell	9,300	22,590
Interest earning deposits with banks	302,354	24,118
Cash and due from banks	339,990	417,126
Land, buildings and equipment, net	393,133	402,633
Goodwill	125,585	125,585
Other intangible assets, net	12,278	14,333
Other assets	394,856	344,569

Total assets	$18,379,311	$18,120,189

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing demand	$1,666,649	$1,793,816
Savings, interest checking and money market	9,631,428	9,202,916
Time open and C.D.’s of less than $100,000	1,677,251	1,801,332
Time open and C.D.’s of $100,000 and over	1,510,819	1,412,387

Total deposits	14,486,147	14,210,451

Federal funds purchased and securities sold under agreements to repurchase	1,006,356	1,103,191
Other borrowings	363,997	736,062
Other liabilities	534,197	184,580

Total liabilities	16,390,697	16,234,284

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 83,523,479 shares in 2010 and 83,127,401 shares in 2009	417,617	415,637
Capital surplus	862,965	854,490
Retained earnings	633,221	568,532
Treasury stock of 55,832 shares in 2010 and 22,328 shares in 2009, at cost	(2,153)	(838)
Accumulated other comprehensive income	75,797	46,407

Total Commerce Bancshares, Inc. stockholders’ equity	1,987,447	1,884,228
Non-controlling interest	1,167	1,677

Total equity	1,988,614	1,885,905

Total liabilities and equity	$18,379,311	$18,120,189

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2010	2009	2010	2009

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$128,781	$141,423	$259,703	$283,832
Interest and fees on loans held for sale	2,261	1,963	4,165	5,395
Interest on investment securities	53,801	55,517	108,964	102,987
Interest on federal funds sold and securities purchased under agreements to resell	13	36	28	150
Interest on deposits with banks	201	53	266	502

Total interest income	185,057	198,992	373,126	392,866

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	7,711	7,978	14,807	16,031
Time open and C.D.’s of less than $100,000	6,059	14,545	12,874	29,292
Time open and C.D.’s of $100,000 and over	3,562	9,915	7,485	21,215
Interest on federal funds purchased and securities sold under agreements to repurchase	826	849	1,646	2,079
Interest on other borrowings	3,791	8,260	10,496	16,789

Total interest expense	21,949	41,547	47,308	85,406

Net interest income	163,108	157,445	325,818	307,460
Provision for loan losses	22,187	41,166	56,509	84,334

Net interest income after provision for loan losses	140,921	116,279	269,309	223,126

NON-INTEREST INCOME
Bank card transaction fees	37,659	30,105	70,149	57,273
Deposit account charges and other fees	25,472	26,935	49,453	52,527
Trust fees	20,358	19,355	39,676	38,228
Bond trading income	5,387	6,538	10,391	12,342
Consumer brokerage services	2,372	2,826	4,489	5,726
Loan fees and sales	3,472	3,733	5,311	6,694
Other	6,927	9,070	15,430	18,203

Total non-interest income	101,647	98,562	194,899	190,993

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	4,415	(10,080)	5,710	(31,965)
Less noncredit-related losses (reversals) on securities not expected to be sold	(5,091)	9,286	(7,843)	30,618

Net impairment losses	(676)	(794)	(2,133)	(1,347)
Realized gains (losses) on sales and fair value adjustments	1,336	(1,959)	(872)	(3,578)

Investment securities gains (losses), net	660	(2,753)	(3,005)	(4,925)

NON-INTEREST EXPENSE
Salaries and employee benefits	87,108	86,279	174,546	173,032
Net occupancy	11,513	11,088	23,611	22,900
Equipment	5,938	6,255	11,839	12,577
Supplies and communication	6,829	8,249	14,167	16,933
Data processing and software	17,497	15,007	34,103	29,354
Marketing	5,002	4,906	9,720	9,253
Deposit insurance	4,939	12,969	9,689	17,075
Other	17,156	15,258	34,094	31,773

Total non-interest expense	155,982	160,011	311,769	312,897

Income before income taxes	87,246	52,077	149,434	96,297
Less income taxes	27,428	15,257	45,805	28,849

Net income before non-controlling interest	59,818	36,820	103,629	67,448
Less non-controlling interest expense (income)	84	(148)	(275)	(356)

Net income	$59,734	$36,968	$103,904	$67,804

Net income per common share – basic	$.72	$.46	$1.25	$.84
Net income per common share – diluted	$.71	$.46	$1.24	$.84

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive	Controlling
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

	(Unaudited)

Balance January 1, 2010	$415,637	$854,490	$568,532	$(838)	$46,407	$1,677	$1,885,905

Net income			103,904			(275)	103,629
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					7,420		7,420
Change in unrealized gain (loss) on all other available for sale securities, net of tax					21,267		21,267
Amortization of pension loss, net of tax					703		703

Total comprehensive income							133,019

Distributions to non-controlling interest						(235)	(235)
Purchase of treasury stock				(943)			(943)
Issuance of stock under purchase and equity compensation plans	1,229	4,640		(198)			5,671
Net tax benefit related to equity compensation plans		1,026					1,026
Stock-based compensation		3,386					3,386
Issuance of nonvested stock awards	751	(577)		(174)			—
Cash dividends paid ($.470 per share)			(39,215)				(39,215)

Balance June 30, 2010	$417,617	$862,965	$633,221	$(2,153)	$75,797	$1,167	$1,988,614

Balance January 1, 2009	$379,505	$621,458	$633,159	$(761)	$(56,729)	$2,835	$1,579,467

Net income			67,804			(356)	67,448
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					1,476		1,476
Change in unrealized gain (loss) on all other available for sale securities, net of tax					46,475		46,475
Amortization of pension loss, net of tax					850		850

Total comprehensive income							116,249

Distributions to non-controlling interest						(440)	(440)
Purchase of treasury stock				(391)			(391)
Issuance of stock under open market sale program	5,246	30,255					35,501
Issuance of stock under purchase and equity compensation plans	297	1,123		(40)			1,380
Net tax benefit related to equity compensation plans		80					80
Stock-based compensation		3,237					3,237
Issuance of nonvested stock awards	764	(1,133)		369			—
Cash dividends paid ($.457 per share)			(36,774)				(36,774)

Balance June 30, 2009	$385,812	$655,020	$664,189	$(823)	$(7,928)	$2,039	$1,698,309

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30
(In thousands)	2010	2009

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$103,904	$67,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	56,509	84,334
Provision for depreciation and amortization	24,864	25,436
Amortization of investment security premiums, net	8,752	1,132
Investment securities losses, net(A)	3,005	4,925
Gain on sale of branch	—	(644)
Net gains on sales of loans held for sale	(2,466)	(4,600)
Originations of loans held for sale	(288,903)	(276,352)
Proceeds from sales of loans held for sale	146,747	110,886
Net increase in trading securities	(2,121)	(9,628)
Stock-based compensation	3,386	3,237
Increase in interest receivable	(512)	(2,211)
Increase (decrease) in interest payable	(3,829)	3,720
Increase (decrease) in income taxes payable	7,598	(8,344)
Net tax benefit related to equity compensation plans	(1,026)	(80)
Other changes, net	38,822	44,559

Net cash provided by operating activities	94,730	44,174

INVESTING ACTIVITIES:
Cash paid in branch sale	—	(3,494)
Proceeds from sales of investment securities(A)	64,087	27,459
Proceeds from maturities/pay downs of investment securities(A)	954,133	567,239
Purchases of investment securities(A)	(1,040,529)	(2,045,848)
Net decrease in loans	356,824	512,620
Purchases of land, buildings and equipment	(9,395)	(14,473)
Sales of land, buildings and equipment	377	55

Net cash provided by (used in) investing activities	325,497	(956,442)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	295,593	791,104
Net decrease in time open and C.D.’s	(25,649)	(375)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(96,835)	147,584
Repayment of long-term borrowings	(372,065)	(200,673)
Additional long-term borrowings	—	100,000
Net decrease in short-term borrowings	—	(800,000)
Purchases of treasury stock	(943)	(391)
Issuance of stock under open market stock sale program, stock purchase and equity compensation plans	5,671	36,881
Net tax benefit related to equity compensation plans	1,026	80
Cash dividends paid on common stock	(39,215)	(36,774)

Net cash provided by (used in) financing activities	(232,417)	37,436

Increase (decrease) in cash and cash equivalents	187,810	(874,832)
Cash and cash equivalents at beginning of year	463,834	1,299,356

Cash and cash equivalents at June 30	$651,644	$424,524

(A) Available for sale and non-marketable securities

Income tax net payments	$38,182	$36,780
Interest paid on deposits and borrowings	$51,137	$81,672

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2009 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2009 Annual Report on Form 10-K.

2.	Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at June 30, 2010 and December 31, 2009 are as follows.

	June 30	December 31
(In thousands)	2010	2009

Business	$2,864,226	$2,877,936
Real estate – construction and land	545,336	665,110
Real estate – business	2,023,063	2,104,030
Real estate – personal	1,465,871	1,537,687
Consumer	1,252,389	1,333,763
Home equity	484,601	489,517
Student	317,514	331,698
Consumer credit card	775,705	799,503
Overdrafts	6,344	6,080

Total loans	$9,735,049	$10,145,324

At June 30, 2010, loans of $2.9 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.4 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

In addition to its basic portfolio, the Company originates other loans which it intends to sell in secondary markets. Loans classified as held for sale has historically consisted primarily of loans originated to students while attending colleges and universities, which are sold to various student loan agencies when the student graduates and the loan enters into repayment status. Much of the Company’s origination activity ceased on July 1, 2010, as the federal government became the sole originator of federally subsidized student loans on that date. Other loans included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including impairment losses resulting from declines in fair value, which are further discussed in Note 13 on Fair Value Measurements. Previously recognized impairment losses amounting to $434 thousand were reversed during the first six months of 2010, as certain impaired loans were sold.

	June 30	December 31
(In thousands)	2010	2009

Balance outstanding:
Student loans, at cost	$482,047	$335,358
Residential mortgage loans, at cost	8,173	10,473
Valuation allowance on student loans	(394)	(828)

Total loans held for sale, at lower of cost or fair value	$489,826	$345,003

	For the Six Months
	Ended June 30
(In thousands)	2010	2009

Net gains on sales:
Student loans	$1,689	$3,221
Residential mortgage loans	777	1,379

Total gains on sales of loans held for sale, net	$2,466	$4,600

The table below shows the Company’s investment in impaired loans at June 30, 2010 and December 31, 2009. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are largely comprised of certain business, construction and business real estate loans totaling $77.6 million and $85.7 million at June 30, 2010 and December 31, 2009, respectively, and classified as substandard, which when renewed at maturity were at interest rates equal to or greater than the previous rates in effect. The new rates, however, were not judged to be market rates for new debt with similar risk, and thus these loans were classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. However, because of their substandard classification they are also regarded as potential problem loans, as disclosed at both December 31, 2009 and June 30, 2010 in the Risk Elements of Loan Portfolio section of the following discussion. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $17.0 million at June 30, 2010 and $16.0 million at December 31, 2009.

	June 30	December 31
(In thousands)	2010	2009

Non-accrual loans	$90,267	$106,613
Restructured loans	94,606	101,765

Total impaired loans	$184,873	$208,378

The Company’s holdings of foreclosed real estate totaled $12.9 million and $10.1 million at June 30, 2010 and December 31, 2009, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $11.1 million and $14.5 million at June 30, 2010 and December 31, 2009, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

The following is a summary of the allowance for loan losses.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2010	2009	2010	2009

Balance, beginning of period	$197,538	$180,868	$194,480	$172,619

Additions:
Provision for loan losses	22,187	41,166	56,509	84,334

Total additions	22,187	41,166	56,509	84,334

Deductions:
Loan losses	26,818	39,489	62,338	77,909
Less recoveries on loans	4,631	3,456	8,887	6,957

Net loan losses	22,187	36,033	53,451	70,952

Balance, June 30	$197,538	$186,001	$197,538	$186,001

3.	Investment Securities

Investment securities, at fair value, consisted of the following at June 30, 2010 and December 31, 2009.

	June 30	December 31
(In thousands)	2010	2009

Available for sale:
U.S. government and federal agency obligations	$454,619	$447,038
Government-sponsored enterprise obligations	242,591	165,814
State and municipal obligations	946,052	939,338
Agency mortgage-backed securities	2,045,341	2,262,003
Non-agency mortgage-backed securities	595,256	609,016
Other asset-backed securities	2,133,880	1,701,569
Other debt securities	185,209	176,331
Equity securities	46,942	39,866

Total available for sale	6,649,890	6,340,975

Trading	17,245	10,335
Non-marketable	107,343	122,078

Total investment securities	$6,774,478	$6,473,388

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $56.4 million and $72.6 million at June 30, 2010 and December 31, 2009, respectively. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $50.9 million and $49.5 million at June 30, 2010 and December 31, 2009, respectively.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2010 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by government-sponsored agencies such as the FHLMC, FNMA and GNMA, and non-agency mortgage-backed securities, which have no guarantee but are collateralized by residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

U.S. government and federal agency obligations:
Within 1 year	$170,701	$170,254
After 1 but within 5 years	48,452	51,544
After 5 but within 10 years	218,807	232,821

Total U.S. government and federal agency obligations	437,960	454,619

Government-sponsored enterprise obligations:
Within 1 year	70,899	71,802
After 1 but within 5 years	167,934	170,789

Total government-sponsored enterprise obligations	238,833	242,591

State and municipal obligations:
Within 1 year	111,192	112,264
After 1 but within 5 years	423,161	436,768
After 5 but within 10 years	146,647	149,890
After 10 years	255,368	247,130

Total state and municipal obligations	936,368	946,052

Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,970,154	2,045,341
Non-agency mortgage-backed securities	611,773	595,256
Other asset-backed securities	2,119,944	2,133,880

Total mortgage and asset-backed securities	4,701,871	4,774,477

Other debt securities:
Within 1 year	4,999	5,046
After 1 but within 5 years	167,022	180,163

Total other debt securities	172,021	185,209

Equity securities	12,924	46,942

Total available for sale investment securities	$6,499,977	$6,649,890

Included in U.S. government securities are $442.5 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS). Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $152.1 million, at fair value, of auction rate securities (ARS), which were purchased from bank customers in the third quarter of 2008. These bonds are historically traded in a competitive bidding process at weekly/monthly auctions. These auctions have not functioned since early 2008, and this market has not recovered. Interest is currently being paid at the maximum failed auction rates. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $38.3 million at June 30, 2010.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

June 30, 2010
U.S. government and federal agency obligations	$437,960	$17,112	$(453)	$454,619
Government-sponsored enterprise obligations	238,833	3,758	—	242,591
State and municipal obligations	936,368	22,423	(12,739)	946,052
Mortgage and asset-backed securities:
Agency mortgage-backed securities	1,970,154	75,377	(190)	2,045,341
Non-agency mortgage-backed securities	611,773	11,951	(28,468)	595,256
Other asset-backed securities	2,119,944	14,602	(666)	2,133,880

Total mortgage and asset-backed securities	4,701,871	101,930	(29,324)	4,774,477

Other debt securities	172,021	13,188	—	185,209
Equity securities	12,924	34,018	—	46,942

Total	$6,499,977	$192,429	$(42,516)	$6,649,890

December 31, 2009
U.S. government and federal agency obligations	$436,607	$10,764	$(333)	$447,038
Government-sponsored enterprise obligations	162,191	3,743	(120)	165,814
State and municipal obligations	917,267	25,099	(3,028)	939,338
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,205,177	58,740	(1,914)	2,262,003
Non-agency mortgage-backed securities	654,711	4,505	(50,200)	609,016
Other asset-backed securities	1,685,691	17,143	(1,265)	1,701,569

Total mortgage and asset-backed securities	4,545,579	80,388	(53,379)	4,572,588

Other debt securities	164,402	11,929	—	176,331
Equity securities	11,285	28,581	—	39,866

Total	$6,237,331	$160,504	$(56,860)	$6,340,975

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2010, the fair value of securities on this watch list was $244.0 million.

As of June 30, 2010, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities having an aggregate fair value of $150.4 million, which included an unrealized loss of $26.3 million. The credit-related portion of the impairment totaled $4.6 million and was recorded in earnings. The noncredit-related portion of the impairment totaled $21.7 million on a pre-tax basis, and has been recognized in other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost bases.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Prepayment CPR	3% - 25%
Projected cumulative default	11% - 49%
Credit support	1% - 14%
Loss severity	33% - 57%

The following table shows changes in the credit losses recorded in the six months ended June 30, 2010 and 2009, for which a portion of an OTTI was recognized in other comprehensive income.

	For the
	Six Months
	Ended June 30
(In thousands)	2010	2009

Balance, January 1	$2,473	$—
Credit losses on debt securities for which impairment was not previously recognized	88	1,347
Credit losses on debt securities for which impairment was previously recognized	2,045	—

Balance, June 30	$4,606	$1,347

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes securities for which a portion of an OTTI has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2010
U.S. government and federal agency obligations	$167,495	$453	$—	$—	$167,495	$453
State and municipal obligations	57,288	1,537	83,290	11,202	140,578	12,739
Mortgage and asset-backed securities:
Agency mortgage-backed securities	58,060	190	—	—	58,060	190
Non-agency mortgage-backed securities	97,631	10,349	168,456	18,119	266,087	28,468
Other asset-backed securities	327,507	398	24,640	268	352,147	666

Total mortgage and asset-backed securities	483,198	10,937	193,096	18,387	676,294	29,324

Total temporarily impaired securities	$707,981	$12,927	$276,386	$29,589	$984,367	$42,516

December 31, 2009
U.S. government and federal agency obligations	$168,172	$333	$—	$—	$168,172	$333
Government-sponsored enterprise obligations	24,842	120	—	—	24,842	120
State and municipal obligations	16,471	121	104,215	2,907	120,686	3,028
Mortgage and asset-backed securities:
Agency mortgage-backed securities	214,571	1,911	150	3	214,721	1,914
Non-agency mortgage-backed securities	209,961	18,512	215,158	31,688	425,119	50,200
Other asset-backed securities	290,183	218	34,456	1,047	324,639	1,265

Total mortgage and asset-backed securities	714,715	20,641	249,764	32,738	964,479	53,379

Total temporarily impaired securities	$924,200	$21,215	$353,979	$35,645	$1,278,179	$56,860

The total available for sale portfolio consisted of approximately 1,200 individual securities at June 30, 2010, with 103 securities in a loss position. Securities with temporary impairment totaled 88, of which 22 securities, or 3% of the portfolio value, had been in a loss position for 12 months or longer.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $12.7 million at June 30, 2010. Of these losses, $12.6 million related to ARS, which are discussed above, and $94 thousand related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $793.9 million at fair value, or 12.7% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the largest holdings, by state and economic sector, is shown in the table below.

		Average	Average
	% of	Life	Rating
	Portfolio	(in years)	(Moody’s)

At June 30, 2010
Texas	12.9%	5.5	Aa1
Illinois	8.5	6.0	Aa2
Washington	7.2	1.9	Aa3
Missouri	7.2	3.7	Aa1
Indiana	5.7	2.1	Aa3

General obligation	29.2%	3.9	Aa2
Housing	20.6	5.9	Aa1
Transportation	17.8	2.6	Aa3
Lease	9.0	2.5	Aa2
Refunded	7.2	2.3	Aaa

The remaining unrealized losses on the Company’s investments are largely contained in the portfolio of non-agency mortgage-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying mortgage collateral. While nearly all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, the adverse housing market, liquidity pressures and overall economic climate has resulted in low fair values for these securities. Also, as mentioned above, the Company maintains a watch list comprised mostly of these securities, and has recorded OTTI losses on certain of these securities. The Company continues to closely monitor the performance of these securities. Additional OTTI on these and other securities may arise in future periods due to further deterioration in expected cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six
	Months Ended
	June 30
(In thousands)	2010	2009

Proceeds from sales of available for sale securities	$64,087	$23,220
Proceeds from sales of non-marketable securities	—	4,239

Total proceeds	$64,087	$27,459

Available for sale:
Gains realized on sales	$1,920	$82
Losses realized on sales	(151)	(18)
Other-than-temporary impairment recognized on debt securities	(2,133)	(1,347)
Non-marketable:
Gains realized on sales	—	205
Losses realized on sales	—	(170)
Fair value adjustments, net	(2,641)	(3,677)

Investment securities losses, net	$(3,005)	$(4,925)

At June 30, 2010, securities carried at $3.7 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $531.4 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral.

4.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	June 30, 2010				December 31, 2009
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(14,628)	$—	$11,092	$25,720	$(12,966)	$—	$12,754
Mortgage servicing rights	2,949	(1,360)	(403)	1,186	2,898	(1,206)	(113)	1,579

Total	$28,669	$(15,988)	$(403)	$12,278	$28,618	$(14,172)	$(113)	$14,333

Aggregate amortization expense on intangible assets was $911 thousand and $1.0 million, respectively, for the three month periods ended June 30, 2010 and 2009, and $1.8 million and $2.1 million for the six month periods ended June 30, 2010 and 2009. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2010. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2010	$3,426
2011	2,877
2012	2,321
2013	1,771
2014	1,289

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2010 is as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at January 1, 2010	$125,585	$12,754	$1,579
Originations	—	—	51
Amortization	—	(1,662)	(154)
Impairment	—	—	(290)

Balance at June 30, 2010	$125,585	$11,092	$1,186

Goodwill allocated to the Company’s operating segments at June 30, 2010 and December 31, 2009 is shown below.

(In thousands)

Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746

Total goodwill	$125,585

5.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2010 that net liability was $3.4 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $386.8 million at June 30, 2010.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at June 30, 2010, believes sufficient collateral is available to cover potential swap losses. The Company receives a fee from the institution at the inception of the contract, which is recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At June 30, 2010, the liability recorded for guarantor RPAs was $320 thousand, and the notional amount of the underlying swaps was $42.5 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at June 30, 2010, the Company would have been required to make payments of approximately $3.9 million.

At June 30, 2010, the Company had recorded a liability of $7.2 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). An escrow account has been established by Visa, and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from an initial public offering, and subsequently with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

6.	Pension

The Company’s pension cost is shown in the table below:

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands)	2010	2009	2010	2009

Service cost – benefits earned during the period	$183	$268	$366	$536
Interest cost on projected benefit obligation	1,367	1,363	2,734	2,726
Expected return on plan assets	(1,640)	(1,599)	(3,280)	(3,197)
Amortization of unrecognized net loss	567	675	1,134	1,350

Net periodic pension cost	$477	$707	$954	$1,415

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first six months of 2010, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2010.

7.	Common Stock

Presented below is a summary of the components used to calculate basic and diluted income per share. The Company applies the two-class method of computing income per share, as unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the unvested share-based awards and for common stock. Income per share attributable to common stock is shown in the table below. Unvested share-based awards are further discussed in Note 12.

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands, except per share data)	2010	2009	2010	2009

Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$59,734	$36,968	$103,904	$67,804
Less income allocated to unvested restricted stockholders	331	168	565	302

Net income available to common stockholders	$59,403	$36,800	$103,339	$67,502

Distributed income	$19,505	$18,429	$38,992	$36,603
Undistributed income	$39,898	$18,371	$64,347	$30,899

Weighted average common shares outstanding	82,990	80,251	82,932	79,872

Distributed income per share	$.23	$.23	$.47	$.46
Undistributed income per share	.49	.23	.78	.38

Basic income per common share	$.72	$.46	$1.25	$.84

Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$59,734	$36,968	$103,904	$67,804
Less income allocated to unvested restricted stockholders	329	167	563	301

Net income available to common stockholders	$59,405	$36,801	$103,341	$67,503

Distributed income	$19,505	$18,429	$38,992	$36,603
Undistributed income	$39,900	$18,372	$64,349	$30,900

Weighted average common shares outstanding	82,990	80,251	82,932	79,872
Net effect of the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	395	273	423	296

Weighted average diluted common shares outstanding	83,385	80,524	83,355	80,168

Distributed income per share	$.23	$.23	$.47	$.46
Undistributed income per share	.48	.23	.77	.38

Diluted income per common share	$.71	$.46	$1.24	$.84

8.	Other Comprehensive Income

Activity in other comprehensive income for the three and six months ended June 30, 2010 and 2009 is shown in the table below. The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. These gains and losses have been separated into two groups in the table below, as required by current accounting guidance for other-than-temporary impairment (OTTI) on debt securities. Under this guidance, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the overall gain or loss in fair value is recorded in other comprehensive income (loss). Changes in the noncredit-related gain or loss in fair value of these securities, after OTTI was initially recognized, are shown separately in the table below. The remaining unrealized holding gains and losses shown in the table apply to available for sale investment securities for which OTTI has not been recorded (and include holding gains and losses on certain securities prior to the recognition of OTTI).

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

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands)	2010	2009	2010	2009

Available for sale debt securities for which a portion of OTTI has been recorded in earnings:
Unrealized holding gains subsequent to initial OTTI recognition	$5,665	$1,603	$11,967	$2,381
Income tax expense	(2,153)	(610)	(4,547)	(905)

Net unrealized gains	3,512	993	7,420	1,476

Other available for sale investment securities:
Unrealized holding gains	23,693	50,981	36,073	75,024
Reclassification adjustment for gains included in net income	(1,362)	(56)	(1,770)	(64)

Net unrealized gains on securities	22,331	50,925	34,303	74,960
Income tax expense	(8,486)	(19,351)	(13,036)	(28,485)

Net unrealized gains	13,845	31,574	21,267	46,475

Prepaid pension cost:
Amortization of accumulated pension loss	567	675	1,134	1,350
Income tax expense	(215)	(250)	(431)	(500)

Pension loss amortization	352	425	703	850

Other comprehensive income	$17,709	$32,992	$29,390	$48,801

At June 30, 2010, accumulated other comprehensive income was $75.8 million, net of tax. It was comprised of $13.5 million in unrealized holding losses on available for sale debt securities for which a portion of OTTI has been recorded in earnings, $106.4 million in unrealized holding gains on other available for sale securities, and $17.1 million in accumulated pension loss.

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

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Three Months Ended June 30, 2010:
Net interest income	$80,420	$63,871	$11,006	$155,297	$7,811	$163,108
Provision for loan losses	(17,713)	(4,193)	(163)	(22,069)	(118)	(22,187)
Non-interest income	39,599	33,506	29,207	102,312	(665)	101,647
Investment securities gains, net	—	—	—	—	660	660
Non-interest expense	(73,738)	(51,120)	(26,679)	(151,537)	(4,445)	(155,982)

Income before income taxes	$28,568	$42,064	$13,371	$84,003	$3,243	$87,246

Three Months Ended June 30, 2009:
Net interest income	$83,003	$60,495	$10,356	$153,854	$3,591	$157,445
Provision for loan losses	(21,801)	(14,089)	(4)	(35,894)	(5,272)	(41,166)
Non-interest income	40,730	27,175	29,961	97,866	696	98,562
Investment securities losses, net	—	—	—	—	(2,753)	(2,753)
Non-interest expense	(80,194)	(49,428)	(27,683)	(157,305)	(2,706)	(160,011)

Income before income taxes	$21,738	$24,153	$12,630	$58,521	$(6,444)	$52,077

Six Months Ended June 30, 2010:
Net interest income	$161,433	$126,062	$21,089	$308,584	$17,234	$325,818
Provision for loan losses	(36,991)	(16,121)	(221)	(53,333)	(3,176)	(56,509)
Non-interest income	74,029	63,654	56,693	194,376	523	194,899
Investment securities losses, net	—	—	—	—	(3,005)	(3,005)
Non-interest expense	(146,873)	(101,305)	(53,452)	(301,630)	(10,139)	(311,769)

Income before income taxes	$51,598	$72,290	$24,109	$147,997	$1,437	$149,434

Six Months Ended June 30, 2009:
Net interest income	$166,939	$113,773	$20,087	$300,799	$6,661	$307,460
Provision for loan losses	(42,420)	(28,262)	(275)	(70,957)	(13,377)	(84,334)
Non-interest income	76,167	53,714	58,892	188,773	2,220	190,993
Investment securities losses, net	—	—	—	—	(4,925)	(4,925)
Non-interest expense	(153,018)	(96,544)	(53,881)	(303,443)	(9,454)	(312,897)

Income before income taxes	$47,668	$42,681	$24,823	$115,172	$(18,875)	$96,297

The information presented above was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies, which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing and assignment of overhead costs among segments. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) by assets and liabilities based on their maturity, prepayment and/or repricing characteristics. In the second quarter of 2010, due to the prospect of continual low historical rates, the Company determined that the internal interest rate ascribed to business units for providing non-contractual deposit funds should be lowered to reflect present economic conditions. The resulting change to segment net interest income lowered total segment contribution and redistributed income among segments. The information for prior periods in the table above has been revised to incorporate these changes in order to provide comparable data.

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

	June 30	December 31
(In thousands)	2010	2009

Interest rate swaps	$541,226	$503,530
Interest rate caps	32,236	16,236
Credit risk participation agreements	63,453	53,246
Foreign exchange contracts:
Forward contracts	24,340	17,475
Option contracts	2,920	—
Mortgage loan commitments	15,594	9,767
Mortgage loan forward sale contracts	23,925	19,986

Total notional amount	$703,694	$620,240

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At June 30, 2010, the Company had entered into three interest rate swaps with a notional amount of $16.3 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30		June 30
(In thousands)	2010	2009	2010	2009

Gain (loss) on interest rate swaps	$(309)	$558	$(390)	$633
Gain (loss) on loans	299	(530)	372	(625)

Amount of hedge ineffectiveness	$(10)	$28	$(18)	$8

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at June 30, 2010 was $524.9 million. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral exchanges typically involve marketable securities.

The Company’s interest rate swap arrangements with other financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions, or can require instant settlement of the contracts. The aggregate fair value of interest rate swap contracts with credit risk-related contingent features that were in a liability position on June 30, 2010 was $21.4 million, for which the Company had posted collateral of $19.5 million. Most of these features require contract settlement, which if triggered on June 30, 2010 would have required a cash disbursement of $1.7 million, in addition to collateral posted.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 33.0% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $5.5 million, based on amounts at June 30, 2010.

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 13 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		June 30	Dec. 31		June 30	Dec. 31
	Balance	2010	2009	Balance	2010	2009
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$64	Other liabilities	$(1,244)	$(918)

Total derivatives designated as hedging instruments		$—	$64		$(1,244)	$(918)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$21,679	$16,898	Other liabilities	$(21,786)	$(16,898)
Interest rate caps	Other assets	104	239	Other liabilities	(104)	(239)
Credit risk participation agreements	Other assets	123	140	Other liabilities	(320)	(239)
Foreign exchange contracts:
Forward contracts	Other assets	781	415	Other liabilities	(246)	(295)
Option contracts	Other assets	3	—	Other liabilities	(3)	—
Mortgage loan commitments	Other assets	269	44	Other liabilities	—	(16)
Mortgage loan forward sale contracts	Other assets	4	184	Other liabilities	(186)	(5)

Total derivatives not designated as hedging instruments		$22,963	$17,920		$(22,645)	$(17,692)

Total derivatives		$22,963	$17,984		$(23,889)	$(18,610)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
	Derivative	Derivative

		For the Three		For the Six
		Months Ended		Months Ended
		June 30		June 30
(In thousands)		2010	2009	2010	2009

Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$(309)	$558	$(390)	$633

Total		$(309)	$558	$(390)	$633

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$269	$(88)	$459	$124
Interest rate caps	Other non-interest income	32	5	32	5
Credit risk participation agreements	Other non-interest income	8	4	13	9
Foreign exchange contracts:
Forward contracts	Other non-interest income	138	29	414	(12)
Option contracts	Other non-interest income	—	—	—	—
Mortgage loan commitments	Loan fees and sales	156	(377)	240	(77)
Mortgage loan forward sale contracts	Loan fees and sales	(259)	562	(361)	356

Total		$344	$135	$797	$405

11.	Income Taxes

For the second quarter of 2010, income tax expense amounted to $27.4 million compared to $15.3 million in the second quarter of 2009. The effective income tax rate for the Company, including the effect of non-controlling interest, was 31.5% in the current quarter compared to 29.2% in the same quarter last year. For the six months ended June 30, 2010 and 2009, income tax expense amounted to $45.8 million and $28.8 million, resulting in effective income tax rates of 30.6% and 29.8%, respectively. Effective tax rates were higher in 2010 compared to 2009 mainly due to changes in the mix of taxable and non-taxable income on higher pre-tax income.

12.	Stock-Based Compensation

Stock-based compensation expense that has been charged against income was $1.5 million and $1.6 million in the three months ended June 30, 2010 and 2009, respectively, and $3.4 million and $3.2 million in the six months ended June 30, 2010 and 2009, respectively. The Company has historically issued stock-based compensation in the form of options, stock appreciation rights (SARs) and nonvested stock. During 2009 and the first six months of 2010, stock-based compensation has been issued mainly in the form of nonvested stock awards.

The 2010 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2010 and changes during the six month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	361,399	$37.23
Granted	150,157	39.45
Vested	(40,029)	38.44
Forfeited	(5,017)	34.87

Nonvested at June 30, 2010	466,510	$37.86

SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which the Company granted in 2006 and subsequent years, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. No SARs or options were granted during the first six months of 2010.

A summary of option activity during the first six months of 2010 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2010	2,287,787	$31.30
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(245,323)	23.84

Outstanding at June 30, 2010	2,042,464	$32.19	3.0 years	$8,970

A summary of SAR activity during the first six months of 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2010	1,669,753	$41.71
Granted	—	—
Forfeited	(7,256)	40.57
Expired	(5,943)	42.13
Exercised	(1,436)	39.07

Outstanding at June 30, 2010	1,655,118	$41.68	6.7 years	$4

13.	Fair Value Measurements

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

At June 30, 2010, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $152.1 million. Nearly all of these securities were purchased from customers during the third quarter of 2008. The auction process by which the ARS are normally priced has not functioned since the first quarter of 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are estimated using a discounted cash flows analysis. Estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. The cash flows are discounted at an estimated market rate reflecting adjustments for liquidity premium and nonperformance risk. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009. There were no transfers among levels during the first six months of 2010.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2010
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$454,619	$447,204	$7,415	$—
Government-sponsored enterprise obligations	242,591	—	242,591	—
State and municipal obligations	946,052	—	793,909	152,143
Agency mortgage-backed securities	2,045,341	—	2,045,341	—
Non-agency mortgage-backed securities	595,256	—	595,256	—
Other asset-backed securities	2,133,880	—	2,133,880	—
Other debt securities	185,209	—	185,209	—
Equity securities	46,942	29,429	17,513	—
Trading securities	17,245	—	17,245	—
Private equity investments	46,257	—	—	46,257
Derivatives*	22,963	—	22,567	396
Assets held in trust	3,619	3,619	—	—

Total assets	6,739,974	480,252	6,060,926	198,796

Liabilities:
Derivatives*	23,889	—	23,383	506

Total liabilities	$23,889	$—	$23,383	$506

As of December 31, 2009
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$447,038	$447,038	$—	$—
Government-sponsored enterprise obligations	165,814	—	165,814	—
State and municipal obligations	939,338	—	771,502	167,836
Agency mortgage-backed securities	2,262,003	—	2,262,003	—
Non-agency mortgage-backed securities	609,016	—	609,016	—
Other asset-backed securities	1,701,569	—	1,701,569	—
Other debt securities	176,331	—	176,331	—
Equity securities	39,866	25,378	14,488	—
Trading securities	10,335	—	10,335	—
Private equity investments	44,827	—	—	44,827
Derivatives*	17,984	—	17,616	368
Assets held in trust	3,419	3,419	—	—

Total assets	6,417,540	475,835	5,728,674	213,031

Liabilities:
Derivatives*	18,610	—	18,350	260

Total liabilities	$18,610	$—	$18,350	$260

*	The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the three months ended June 30, 2010:

Balance at March 31, 2010	$158,111	$45,124	$(15)	$203,220
Total gains or losses (realized/unrealized):
Included in earnings	—	(25)	(95)	(120)
Included in other comprehensive income	(4,920)	—	—	(4,920)
Purchases, issuances, and settlements, net	(1,048)	1,158	—	110

Balance at June 30, 2010	$152,143	$46,257	$(110)	$198,290

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$—	$(25)	$95	$70

For the six months ended June 30, 2010:

Balance at January 1, 2010	$167,836	$44,827	$108	$212,771
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,641)	(108)	(2,749)
Included in other comprehensive income	(13,407)	—	—	(13,407)
Purchases, issuances, and settlements, net	(2,286)	4,071	(110)	1,675

Balance at June 30, 2010	$152,143	$46,257	$(110)	$198,290

Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$—	$(2,641)	$100	$(2,541)

For the three months ended June 30, 2009:

Balance at March 31, 2009	$171,413	$48,284	$58	$219,755
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,325)	189	(1,136)
Included in other comprehensive income	(808)	—	—	(808)
Purchases, issuances, and settlements, net	(342)	(3,939)	—	(4,281)

Balance at June 30, 2009	$170,263	$43,020	$247	$213,530

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$—	$(1,325)	$407	$(918)

For the six months ended June 30, 2009:

Balance at January 1, 2009	$167,996	$49,494	$64	$217,554
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,877)	288	(2,589)
Included in other comprehensive income	2,553	—	—	2,553
Purchases, issuances, and settlements, net	(286)	(3,597)	(105)	(3,988)

Balance at June 30, 2009	$170,263	$43,020	$247	$213,530

Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$—	$(2,877)	$412	$(2,465)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

			Investment
			Securities
		Other Non-	Gains
	Loan Fees	Interest	(Losses),
(In thousands)	and Sales	Income	Net	Total

For the three months ended June 30, 2010:

Total gains or losses included in earnings	$(103)	$8	$(25)	$(120)

Change in unrealized gains or losses relating to assets still held at June 30, 2010	$87	$8	$(25)	$70

For the six months ended June 30, 2010:

Total gains or losses included in earnings	$(121)	$13	$(2,641)	$(2,749)

Change in unrealized gains or losses relating to assets still held at June 30, 2010	$87	$13	$(2,641)	$(2,541)

For the three months ended June 30, 2009:

Total gains or losses included in earnings	$185	$4	$(1,325)	$(1,136)

Change in unrealized gains or losses relating to assets still held at June 30, 2009	$403	$4	$(1,325)	$(918)

For the six months ended June 30, 2009:

Total gains or losses included in earnings	$279	$9	$(2,877)	$(2,589)

Change in unrealized gains or losses relating to assets still held at June 30, 2009	$403	$9	$(2,877)	$(2,465)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at June 30, 2010 and 2009 are shown in the table below.

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

Consequently, several investors have been unable to consistently purchase loans under existing contractual terms. Loans under contract to these investors have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3 and resulted in an impairment reserve of $828 thousand at December 31, 2009. During the first six months of 2010, $434 thousand of this reserve was reversed as certain of the related loans were sold. The remainder of the identified portfolio, for which performance concern remains, was carried at $12.6 million at June 30, 2010. The measurement of fair value for the remaining student loans, most of which will be sold to the DOE, is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

Private equity investments and restricted stock

These assets are included in non-marketable investment securities in the consolidated balance sheets. They include investments in private equity concerns held by the Parent company which are carried at cost, reduced by other-than-temporary impairment. These investments are periodically evaluated for impairment based on their estimated fair value as determined by review of available information, most of which is provided as monthly or quarterly internal financial statements, annual audited financial statements, investee tax returns, and in certain situations, through research into and analysis of the assets and investments held by those private equity concerns. Restricted stock consists of stock issued by the Federal Reserve Bank and FHLB which is held by the bank subsidiary as required for regulatory purposes. Generally, there are restrictions on the sale and/or liquidation of these investments, and they are carried at cost, reduced by other-than-temporary impairment. Fair value measurements for these securities are classified as Level 3.

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

Goodwill and core deposit premium

Valuation of goodwill to determine impairment is performed on an annual basis, or more frequently if there is an event or circumstance that would indicate impairment may have occurred. The process involves calculations to determine the fair value of each reporting unit on a stand-alone basis. A combination of formulas using current market multiples, based on recent sales of financial institutions within the Company’s geographic marketplace, is used to estimate the fair value of each reporting unit. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. The fair value of the Company’s common stock relative to its computed book value per share is also considered as part of the overall evaluation. These measurements are classified as Level 3.

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

For assets measured at fair value on a nonrecurring basis during the first six months of 2010 and 2009, and still held as of June 30, 2010 and 2009, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2010 and 2009.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active			Total Gains
		Markets	Significant		(Losses)
		for	Other	Significant	Recognized
		Identical	Observable	Unobservable	During the Six
		Assets	Inputs	Inputs	Months Ended
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	June 30

As of June 30, 2010
Loans	$30,877	$—	$—	$30,877	$(9,201)
Mortgage servicing rights	1,186	—	—	1,186	(290)
Foreclosed assets	8,156	—	—	8,156	(1,813)

As of June 30, 2009
Loans	$60,103	$—	$—	$60,103	$(27,478)
Private equity investments	2,250	—	—	2,250	(800)
Mortgage servicing rights	1,365	—	—	1,365	7
Foreclosed assets	1,440	—	—	1,440	(376)

14.	Fair Value of Financial Instruments

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

Investment Securities

A detailed description of the fair value measurement of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio is provided in Note 13 on Fair Value

Measurements. A schedule of available for sale securities by category and maturity is provided in Note 3 on Investment Securities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010
	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial Assets
Loans, including held for sale	$10,224,875	$10,262,604
Available for sale investment securities	6,649,890	6,649,890
Trading securities	17,245	17,245
Non-marketable securities	107,343	107,343
Federal funds sold and securities purchased under agreements to resell	9,300	9,300
Accrued interest receivable	75,065	75,065
Derivative instruments	22,963	22,963
Cash and due from banks	339,990	339,990
Interest earning deposits with banks	302,354	302,354

Financial Liabilities
Non-interest bearing demand deposits	$1,666,649	$1,666,649
Savings, interest checking and money market deposits	9,631,428	9,631,428
Time open and C.D.’s	3,188,070	3,211,781
Federal funds purchased and securities sold under agreements to repurchase	1,006,356	1,006,592
Other borrowings	363,997	385,971
Accrued interest payable	17,741	17,741
Derivative instruments	23,889	23,889

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

On April 6, 2010 a suit was filed against Commerce Bank, N.A. (the Bank) in the U.S. District Court for the Western District of Missouri by a customer alleging that overdraft fees relating to debit card transactions have been unfairly assessed by the Bank. The suit seeks class-action status for Bank customers who may have been similarly affected. A second suit alleging the same facts and also seeking class-action status was filed on June 4, 2010 in Missouri state court. Since these cases are in a very early stage, a probable outcome is presently not determinable.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2009 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of results to be attained for any other period.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 13 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $6.0 billion, or 90.5% of the available for sale portfolio at June 30, 2010, and were classified as Level 2 measurements. The Company also holds $152.1 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement.

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

At June 30, 2010, non-agency guaranteed mortgage-backed securities with a par value of $178.0 million were identified as other than temporarily impaired. The credit-related impairment loss on these securities amounted to $4.6 million, which was recorded in the consolidated income statement in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $21.7 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $50.9 million at June 30, 2010. Changes in fair value are reflected in current earnings, and reported in investment securities gains (losses), net in the consolidated income statements. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment, and are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2010	2009	2010	2009

Per Share Data
Net income per common share – basic	$.72	$.46	$1.25	$.84
Net income per common share – diluted	.71	.46	1.24	.84
Cash dividends	.235	.229	.470	.457
Book value			23.85	20.99
Market price			35.99	30.31
Selected Ratios
(Based on average balance sheets)
Loans to deposits(1)	71.96%	81.58%	73.44%	84.32%
Non-interest bearing deposits to total deposits	6.82	6.19	6.80	6.01
Equity to loans(1)	18.98	14.67	18.68	14.25
Equity to deposits	13.66	11.97	13.72	12.01
Equity to total assets	10.87	9.47	10.79	9.39
Return on total assets	1.33	.84	1.16	.79
Return on total equity	12.21	8.91	10.79	8.38
(Based on end-of-period data)
Non-interest income to revenue(2)	38.39	38.50	37.43	38.32
Efficiency ratio(3)	58.48	62.15	59.47	62.36
Tier I risk-based capital ratio			14.11	11.44
Total risk-based capital ratio			15.49	12.81
Tangible equity to assets ratio(4)			10.15	8.85
Tier I leverage ratio			10.01	9.08

(1)	Includes loans held for sale.
(2)	Revenue includes net interest income and non-interest income.
(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4)	The tangible equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Results of Operations

Summary

	Three Months Ended			Six Months Ended
	June 30			June 30
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Net interest income	$163,108	$157,445	3.6%	$325,818	$307,460	6.0%
Provision for loan losses	(22,187)	(41,166)	(46.1)	(56,509)	(84,334)	(33.0)
Non-interest income	101,647	98,562	3.1	194,899	190,993	2.0
Investment securities gains (losses), net	660	(2,753)	N.M.	(3,005)	(4,925)	(39.0)
Non-interest expense	(155,982)	(160,011)	(2.5)	(311,769)	(312,897)	(.4)
Income taxes	(27,428)	(15,257)	79.8	(45,805)	(28,849)	58.8
Non-controlling interest (expense) income	(84)	148	N.M.	275	356	(22.8)

Net income	$59,734	$36,968	61.6%	$103,904	$67,804	53.2%

For the quarter ended June 30, 2010, net income amounted to $59.7 million, an increase of $22.8 million, or 61.6%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.33%, the annualized return on average equity was 12.21%, and the efficiency ratio was 58.48%. Diluted earnings per share was $.71, an increase of 54.3% compared to $.46 per share in the second quarter of 2009. Compared to the second quarter of last year, net interest income increased $5.7 million, or 3.6%, due to lower rates paid on interest bearing deposits and higher average balances of investment securities, partly offset by lower loan balances and investment yields. In addition, non-interest income increased $3.1 million, mainly due to 25.1% growth in bank card transaction fees. Compared to the same period last year, non-interest expense decreased $4.0 million, or 2.5%, which included declines of $8.0 million in deposit insurance expense and $1.4 million in supplies and communication costs, partly offset by a $2.5 million increase in data processing and software costs and the reversal of certain Visa litigation charges of $1.7 million. The provision for loan losses totaled $22.2 million for the current quarter, representing a decrease of $19.0 million from the second quarter of 2009.

Net income for the first six months of 2010 was $103.9 million, an increase of $36.1 million, or 53.2%, over the same period in the previous year. For the first six months of 2010, the annualized return on average assets was 1.16%, the annualized return on average equity was 10.79%, and the efficiency ratio was 59.47%. Diluted earnings per share was $1.24, an increase of 47.6% over $.84 per share in the same period last year. Compared to the first six months of 2009, net interest income grew $18.4 million, or 6.0%. Non-interest income grew $3.9 million, or 2.0%, largely due to an increase of $12.9 million in bank card transaction fees, which was partially offset by smaller declines in deposit account fees, bond trading income, consumer brokerage services, and loan fees and sales. Non-interest expense remained well-controlled, declining $1.1 million compared to the same period last year. The provision for loan losses totaled $56.5 million, down $27.8 million, or 33.0%, compared to the same period last year.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended			Six Months Ended
	June 30, 2010 vs. 2009			June 30, 2010 vs. 2009
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$(11,265)	$(1,235)	$(12,500)	$(23,274)	$(568)	$(23,842)
Loans held for sale	165	133	298	352	(1,582)	(1,230)
Investment securities:
U.S. government and federal agency securities	3,851	(52)	3,799	8,013	(2,180)	5,833
State and municipal obligations	(171)	(765)	(936)	1,761	(982)	779
Mortgage and asset-backed securities	6,564	(10,973)	(4,409)	24,564	(24,660)	(96)
Other securities	(198)	(280)	(478)	100	(187)	(87)

Total interest on investment securities	10,046	(12,070)	(2,024)	34,438	(28,009)	6,429

Federal funds sold and securities purchased under agreements to resell	(28)	5	(23)	(172)	50	(122)
Interest earning deposits with banks	27	121	148	(236)	—	(236)

Total interest income	(1,055)	(13,046)	(14,101)	11,108	(30,109)	(19,001)

Interest expense:
Deposits:
Savings	14	(45)	(31)	31	(103)	(72)
Interest checking and money market	1,611	(1,847)	(236)	3,162	(4,314)	(1,152)
Time open & C.D.’s of less than $100,000	(2,479)	(6,007)	(8,486)	(4,563)	(11,855)	(16,418)
Time open & C.D.’s of $100,000 and over	(2,217)	(4,136)	(6,353)	(5,442)	(8,288)	(13,730)

Total interest on deposits	(3,071)	(12,035)	(15,106)	(6,812)	(24,560)	(31,372)

Federal funds purchased and securities sold under agreements to repurchase	101	(124)	(23)	247	(680)	(433)
Other borrowings	(3,514)	(961)	(4,475)	(5,536)	(755)	(6,291)

Total interest expense	(6,484)	(13,120)	(19,604)	(12,101)	(25,995)	(38,096)

Net interest income, fully taxable equivalent basis	$5,429	$74	$5,503	$23,209	$(4,114)	$19,095

Net interest income for the second quarter of 2010 was $163.1 million, a $5.7 million, or 3.6%, increase over the second quarter of 2009. The increase in net interest income was primarily the result of lower interest expense on interest bearing deposits and other borrowings due to lower average rates and balances, which were partly offset by lower earnings on the loan and investment securities portfolios. The Company’s tax equivalent net interest rate margin was 3.97% for the second quarter of 2010 compared to 3.91% in the second quarter of 2009.

Total interest income, on a tax equivalent basis (T/E), decreased $14.1 million, or 6.92%, from the second quarter of 2009. Interest income on loans (T/E) declined $12.5 million, primarily due to a decrease of $1.0 billion, or 9.7%, in average loan balances. The decrease in average loans compared to the second quarter of 2009 occurred in all categories except consumer credit cards, as loan demand remained weak and commercial line of credit usage remained low. Interest income from consumer loans decreased from the second quarter of 2009 due to a decline of 15.2%, or $227.6 million, in average consumer loans coupled with a 15 basis point decrease in average rates earned. Included in the decrease in average consumer loan balances was a decline in marine and RV loans of $148.1 million, as loan paydowns exceeded new loan originations. Average business loans decreased $379.1 million and average business real estate loans decreased $145.6 million compared to the second quarter of 2009. Additionally, average construction loan balances decreased $182.6 million and average personal real estate loan balances decreased $112.3 million compared to second quarter 2009. Interest income on investment securities (T/E) decreased $2.0 million from the second quarter of 2009. This decrease resulted mainly from a 103 basis point decline in average rates earned, partly offset by a $1.2 billion, or 23.9%, increase in average balances. The average yield on the investment portfolio declined to 3.67% compared to 4.70% during the second quarter of 2009, reducing interest income by $12.1 million. Most of the offsetting growth in average balances occurred in mortgage and asset-backed securities and U.S. Treasury inflation-protected securities (TIPS), which increased by $740.7 million and $425.8 million, respectively. The average tax equivalent yield on total interest earning assets was 4.49% in the second quarter of 2010 compared to 4.91% in the second quarter of 2009.

Total interest expense decreased $19.6 million, or 47.2%, compared to the second quarter of 2009, primarily due to a $15.1 million decrease in interest expense on interest bearing deposits, coupled with a $4.5 million decrease in interest expense on other borrowings. The decrease in interest expense on deposits resulted from a 131 basis point decrease in average rates paid on certificates of deposit less than $100,000 and a 90 basis point decrease in average rates paid on certificates of deposit greater than $100,000, coupled with a decrease of $1.1 billion, or 26.8% in total average certificate of deposit balances. Interest expense on other borrowings declined mainly due to lower FHLB advances, which declined $357.0 million, or 41.9%. The overall average rate incurred on all interest bearing liabilities decreased to .59% in the second quarter of 2010 compared to 1.12% in the second quarter of 2009.

Net interest income for the first six months of 2010 was $325.8 million compared to $307.5 million for the same period in 2009. For the six months of 2010, the net yield on total interest earning assets on a tax equivalent basis was 4.00% compared to 3.87% in the first six months of 2009. The increase in net interest income for the first six months in 2010 compared to the same period in 2009 reflected trends similar to the quarterly discussion above. Interest expense decreased $38.1 million, or 44.6%, which was partially offset by a decrease in interest income (T/E) of $19.0 million, or 4.7%.

Total interest income (T/E) for the first six months of 2010 decreased from the same period last year primarily due to lower interest earned on the loan portfolio, partially offset by a slight increase in interest earned on investment securities. Loan interest income (T/E) declined $23.8 million, largely due to a $1.1 billion, or 9.9%, decline in total average loan balances. As noted above, declines occurred in all loan categories except consumer credit card loans. Investment securities interest income (T/E) increased $6.4 million and resulted from an increase in average investment securities balances of $1.7 billion, or 38.3%, partially offset by a 114 basis point decrease in average rates earned.

The decrease of $38.1 million in interest expense for the six months of 2010 compared to the same period in the prior year was primarily due to a decrease of 51 basis points in the average rate incurred on total interest bearing deposits. A $1.1 billion decline in average certificates of deposit balances, which carry higher interest rates, also lowered interest expense. These effects were partly offset by a $1.5 billion increase in average interest checking and money market deposit balances. Additionally, average balances of other borrowings, which is mostly comprised of FHLB borrowings, decreased $421.8 million, or 40.6%, contributing to the decrease in interest expense. For the first six months of 2010, the overall cost of interest bearing liabilities decreased 52 basis points to .64% compared to 1.16% in the same period in the prior year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Bank card transaction fees	$37,659	$30,105	25.1%	$70,149	$57,273	22.5%
Deposit account charges and other fees	25,472	26,935	(5.4)	49,453	52,527	(5.9)
Trust fees	20,358	19,355	5.2	39,676	38,228	3.8
Bond trading income	5,387	6,538	(17.6)	10,391	12,342	(15.8)
Consumer brokerage services	2,372	2,826	(16.1)	4,489	5,726	(21.6)
Loan fees and sales	3,472	3,733	(7.0)	5,311	6,694	(20.7)
Other	6,927	9,070	(23.6)	15,430	18,203	(15.2)

Total non-interest income	$101,647	$98,562	3.1%	$194,899	$190,993	2.0%

Non-interest income as a % of total revenue*	38.4%	38.5%		37.4%	38.3%

*	Total revenue includes net interest income and non-interest income.

For the second quarter of 2010, total non-interest income amounted to $101.6 million compared with $98.6 million in the same quarter last year, which was an increase of $3.1 million, or 3.1%. Bank card fees for the quarter increased $7.6 million, or 25.1%, over the second quarter of last year, primarily due to continued growth in transaction fees earned on corporate card, debit card and merchant activity, which grew by 64.9%, 14.0% and 12.1%, respectively. The growth in corporate card fees continued to result from both new customer transactions and increased volumes from existing customers. Debit card fees in the current quarter comprised 38.7% of total bank card fees, while corporate card fees comprised 33.2% of total fees. Trust fees for the quarter increased $1.0 million, or 5.2%, over the same quarter last year and resulted from growth in both personal and institutional trust business, but continued to be negatively affected by low interest rates on money market investments held in trust accounts. Deposit account fees declined $1.5 million, or 5.4%, from the same period last year as a result of a 7.8% decline in overdraft fee income. Corporate cash management fees, which comprised 32.1% of total deposit account fees in the current quarter, were essentially flat compared to the same period in the previous year. Bond trading income for the current quarter totaled $5.4 million, a decrease of $1.2 million, or 17.6%. Consumer brokerage services revenue decreased $454 thousand, or 16.1%, mainly due to a 47.1% decline in money market mutual fund fees. Loan fees and sales revenue decreased $261 thousand, or 7.0%, due to lower gains on student loan sales but partly offset by higher loan commitment fees. Other non-interest income for the current quarter decreased $2.1 million, or 23.6%, from the same quarter last year, partly due to an impairment charge of $969 thousand on a downtown Kansas City office building which is vacant and held for sale. In addition, cash sweep commissions and equipment rental income declined in the current quarter. Partly offsetting these declines were higher fees from sales of interest rate swaps and international letters of credit.

Non-interest income for the six months ended June 30, 2010 was $194.9 million compared to $191.0 million in the first six months of 2009, resulting in an increase of $3.9 million, or 2.0%. Bank card fees increased $12.9 million, or 22.5%, as a result of growth of 56.9%, 13.1%, and 12.0% in corporate card, debit card, and merchant fees, respectively. Deposit account fees decreased $3.1 million, or 5.9%, due to an 8.9% decline in overdraft fee revenue. Trust fee income increased $1.4 million as a result of growth in personal and institutional trust fees, offset by lower corporate fees. Consumer brokerage revenue declined $1.2 million, or 21.6%, mainly due to lower mutual fund fees. Bond trading income declined $2.0 million, or 15.8%, due to lower sales volume, while loan fees and sales decreased by $1.4 million, largely due to a $1.5 million decline in gains on student loan sales. Other non-interest income decreased $2.8 million and included declines in cash sweep commissions and equipment rental income, in addition to the impairment charge mentioned above. These decreases were partially offset by higher tax credit sales income and letters of credit fees.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three and six months ended June 30, 2010 and 2009 are shown in the table below. Net securities gains of $660 thousand were recorded in the second quarter of 2010, while net securities losses of $3.0 million were recorded in the first six months of 2010. Included in these gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other than temporarily impaired. These identified securities had a total par value of $178.0 million at June 30, 2010. During the current quarter, additional credit-related impairment losses of $676 thousand were recorded, bringing the total credit-related impairment losses during the first six months of 2010 to $2.1 million. The cumulative credit-related impairment loss on these securities, recorded in earnings, amounted to $4.6 million, while the cumulative noncredit-related loss on these securities, which has been recorded in other comprehensive income (loss), was $21.7 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated income statement, resulting in income of $430 thousand for the first six months of 2010 and $609 thousand for the same period last year.

	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands)	2010	2009	2010	2009

Available for sale:
Municipal bonds	$480	$(2)	$888	$—
Corporate bonds	498	(17)	498	(11)
Non-agency mortgage-backed bonds	383	—	383	—
Other asset-backed bonds	—	75	—	75
OTTI losses on non-agency mortgage-backed bonds	(676)	(794)	(2,133)	(1,347)
Non-marketable:
Private equity investments	(25)	(2,015)	(2,641)	(3,642)

Total investment securities gains (losses), net	$660	$(2,753)	$(3,005)	$(4,925)

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Salaries and employee benefits	$87,108	$86,279	1.0%	$174,546	$173,032	.9%
Net occupancy	11,513	11,088	3.8	23,611	22,900	3.1
Equipment	5,938	6,255	(5.1)	11,839	12,577	(5.9)
Supplies and communication	6,829	8,249	(17.2)	14,167	16,933	(16.3)
Data processing and software	17,497	15,007	16.6	34,103	29,354	16.2
Marketing	5,002	4,906	2.0	9,720	9,253	5.0
Deposit insurance	4,939	12,969	(61.9)	9,689	17,075	(43.3)
Other	17,156	15,258	12.4	34,094	31,773	7.3

Total non-interest expense	$155,982	$160,011	(2.5)%	$311,769	$312,897	(.4)%

Non-interest expense for the second quarter of 2010 amounted to $156.0 million, a decrease of $4.0 million, or 2.5%, compared with $160.0 million recorded in the second quarter of last year. Salaries and benefits expense was well controlled in the current quarter, increasing $829 thousand, or 1.0%, over the same quarter last year, but included additional 401K plan expense of $1.6 million tied to improved Company performance. Full-time equivalent employees totaled 5,051 at June 30, 2010 compared to 5,181 at June 30, 2009. Occupancy costs increased $425 thousand, or 3.8%, over the same quarter last year, primarily due to higher real estate tax expense. Equipment expense decreased $317 thousand, or 5.1%, from the same quarter last year due to lower depreciation expense on data processing equipment. Supplies and communication expense declined $1.4 million, or 17.2%, due to lower courier, supplies and telecommunication costs, while marketing costs increased slightly. Data processing and software costs increased $2.5 million, or 16.6%, mainly as a result of higher bank card processing costs (related to higher bank card revenues), higher student loan servicing costs and other upgraded IT related systems. FDIC insurance expense totaled $4.9 million, a decrease of $8.0 million, or 61.9%, from the same period last year due to a special assessment levied by the FDIC in the second quarter of 2009 which did not reoccur in 2010. Other non-interest expense increased $1.9 million, or 12.4%, over the same quarter last year due to higher write-downs and holding costs on foreclosed real estate and personal property, in addition to higher legal and professional fees. These increases to expense were partly offset by a $1.7 million reduction in an indemnification obligation relating to Visa litigation.

For the first six months of 2010, non-interest expense amounted to $311.8 million, a decrease of $1.1 million, or .4%, compared with $312.9 million in the same period last year. Salaries and benefits expense grew $1.5 million overall due to a .9% rise in salaries expense and higher 401K expense, partly offset by lower health care costs. Occupancy costs increased $711 thousand, or 3.1%, primarily resulting from higher real estate taxes and higher seasonal maintenance costs. Equipment costs decreased $738 thousand mainly due to lower depreciation on data processing equipment. Supplies and communication expense declined $2.8 million, or 16.3% due to lower courier and telecommunication costs. Data processing and software costs grew $4.7 million, largely due to the same factors noted in the quarterly comparison. Deposit insurance decreased $7.4 million mainly due to the special assessment by the FDIC in 2009. Other non-interest expense increased $2.3 million and included higher write-downs and other expenses on foreclosed property, legal and professional fees, and bank card related expenses. These increases to expense were partially offset by the Visa indemnification reversal mentioned above.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30
(In thousands)	2010	2010	2009	2010	2009

Provision for loan losses	$22,187	$34,322	$41,166	$56,509	$84,334

Net loan charge-offs (recoveries):
Business	2,223	267	2,378	2,490	6,220
Real estate-construction and land	480	10,966	10,373	11,446	19,599
Real estate-business	1,022	431	1,033	1,453	1,809
Consumer credit card	12,338	13,065	13,214	25,403	23,977
Consumer	4,743	5,524	8,476	10,267	17,809
Home equity	650	580	96	1,230	396
Student	—	3	2	3	2
Real estate-personal	515	201	215	716	760
Overdrafts	216	227	246	443	380

Total net loan charge-offs	$22,187	$31,264	$36,033	$53,451	$70,952

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30
	2010	2010	2009	2010	2009

Annualized net loan charge-offs*:
Business	.31%	.04%	.29%	.18%	.38%
Real estate-construction and land	.34	7.02	5.54	3.84	5.04
Real estate-business	.20	.08	.19	.14	.17
Consumer credit card	6.71	6.95	7.60	6.83	6.75
Consumer	1.50	1.71	2.27	1.61	2.33
Home equity	.54	.48	.08	.51	.16
Real estate-personal	.14	.05	.05	.10	.10
Overdrafts	12.71	12.11	11.47	12.40	9.02

Total annualized net loan charge-offs	.91%	1.27%	1.33%	1.09%	1.30%

*	as a percentage of average loans (excluding loans held for sale)

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

Net loan charge-offs for the second quarter of 2010 amounted to $22.2 million, compared with $31.3 million in the prior quarter and $36.0 million in the second quarter of last year. The $9.1 million decrease in net loan charge-offs in the second quarter of 2010 compared to the previous quarter was mainly the result of lower loan losses on construction loans of $10.5 million, coupled with lower losses on consumer banking and consumer credit card loans of $781 thousand and $727 thousand, respectively. Net loan charge-offs on business loans increased $2.0 million over the previous quarter but remained low at .31% of average business loans outstanding. The ratio of annualized total net loan charge-offs to total average loans was .91% in the current quarter, compared to 1.3% in both the previous quarter and the same quarter last year.

For the second quarter of 2010, annualized net charge-offs on average consumer credit card loans amounted to 6.71%, compared with 6.95% in the previous quarter and 7.60% in the same period last year. Consumer loan net charge-offs for the quarter amounted to 1.50% of average consumer loans, compared to 1.71% in the previous quarter and 2.27% in the same quarter last year.

The provision for loan losses for the current quarter totaled $22.2 million, matching net loan charge-offs for the quarter. The current quarter provision was $12.1 million lower than the previous quarter and $19.0 million lower than the same quarter last year. The amount of the provision in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. The provision in the current quarter was influenced by lower incurred losses within the loan portfolio and lower overall loan balances.

Net charge-offs during the first six months of 2010 were $53.5 million compared to $71.0 million in the same period of 2009. The $17.5 million decrease was due to declines in net charge-offs of business loans of $3.7 million, construction loans of $8.2 million and consumer loans of $7.5 million. The decreases were slightly offset by an increase in the net charge-offs in consumer credit cards of $1.4 million and home equity loans of $834 thousand. The provision for loan losses was $56.5 million in the first six months of 2010 compared to $84.3 million in the same period in 2009.

The allowance for loan losses at June 30, 2010 totaled $197.5 million, and was unchanged from the previous quarter. At June 30, 2010, the allowance was 2.03% of total loans, excluding loans held for sale, and 219% of total non-accrual loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2010.

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

	June 30	December 31
(Dollars in thousands)	2010	2009

Non-accrual loans:
Business	$10,925	$12,874
Real estate – construction and land	53,326	62,509
Real estate – business	17,523	21,756
Real estate – personal	8,493	9,384
Consumer	—	90

Total non-accrual loans	90,267	106,613

Foreclosed real estate	12,920	10,057

Total non-performing assets	$103,187	$116,670

Non-performing assets as a percentage of total loans	1.06%	1.15%
Non-performing assets as a percentage of total assets	.56%	.64%

Loans past due 90 days and still accruing interest:
Business	$698	$3,672
Real estate – construction and land	1,255	1,184
Real estate – business	933	402
Real estate – personal	4,833	3,102
Consumer	1,224	2,045
Home equity	858	878
Student	17,073	14,346
Consumer credit card	15,441	17,003

Total loans past due 90 days and still accruing interest	$42,315	$42,632

Non-accrual loans, which are also considered to be impaired, totaled $90.3 million at June 30, 2010, and decreased $16.3 million from amounts recorded at December 31, 2009. The decline from December 31, 2009 occurred mainly in construction and land real estate and business real estate non-accrual loans, which decreased $9.2 million and $4.2 million, respectively. At June 30, 2010, non-accrual loans were comprised mainly of construction and land real estate loans (59.1%), business real estate loans (19.4%) and business loans (12.1%). Foreclosed real estate increased $2.9 million to a balance of $12.9 million at June 30, 2010.

Total loans past due 90 days or more and still accruing interest amounted to $42.3 million as of June 30, 2010, which included $17.1 million in federally guaranteed student loans. The balance of loans 90 days past due or more decreased slightly when compared to December 31, 2009, resulting mainly from decreases of $3.0 million in business and $1.6 million in consumer credit card loan delinquencies, offset by increases of $2.7 million and $1.7 million in student loan and personal real estate loan delinquencies, respectively.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $279.9 million at June 30, 2010 compared with $319.9 million at December 31, 2009, resulting in a decrease of $40.0 million, or 12.5%. The decrease was largely due to declines of $38.7 million in construction and land real estate loans and $13.5 million in business loans, partially offset by an increase of $15.8 million in business real estate loans.

	June 30	December 31
(In thousands)	2010	2009

Potential problem loans:
Business	$79,739	$93,256
Real estate – construction and land	76,556	115,251
Real estate – business	114,782	98,951
Real estate – personal	8,396	12,013
Consumer	397	409

Total potential problem loans	$279,870	$319,880

At June 30, 2010, the Company had identified approximately $121.5 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $26.9 million have been placed on non-accrual status. Of the remaining $94.6 million, approximately $77.6 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates equal to or higher than the previous rates in effect. The new rates, however, were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $17.0 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs.

Within the total loan portfolio, certain sectors are considered at higher risk due to their contractual features and collateral values that could increase credit exposure in the present economic environment. Additional information about the major types of loans in these categories and their risk feature is provided below. Loan-to-value (LTV) ratio information was generally calculated using valuations at loan origination date.

Real Estate – Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 5.6% of total loans outstanding at June 30, 2010. Balances in this portfolio decreased $119.8 million, or 18.0%, since December 31, 2009, mainly a reflection of the slower economy. Also contributing to the decline in balances were $11.0 million in net loan charge offs in the first quarter of 2010, whereas in the second quarter of 2010 there was vastly improved loss experience, with only $480 thousand in net loan charge offs.

			% of			% of
	June 30		Total	December 31		Total
(In thousands)	2010	% of Total	Loans	2009	% of Total	Loans

Residential land and land development	$140,366	25.7%	1.5%	$181,257	27.2%	1.8%
Residential construction	89,266	16.4	.9	110,165	16.6	1.1
Commercial land and land development	126,979	23.3	1.3	144,880	21.8	1.4
Commercial construction	188,725	34.6	1.9	228,808	34.4	2.3

Total real estate – construction and land loans	$545,336	100.0%	5.6%	$665,110	100.0%	6.6%

Real Estate – Business Loans

Total business real estate loans were $2.0 billion at June 30, 2010 and comprised 20.8% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 50% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

			% of			% of
	June 30		Total	December 31		Total
(In thousands)	2010	% of Total	Loans	2009	% of Total	Loans

Owner-occupied	$1,019,186	50.4%	10.5%	$1,101,870	52.4%	10.9%
Industrial	97,000	4.8	1.0	142,745	6.8	1.4
Office	258,897	12.8	2.6	214,408	10.2	2.1
Retail	200,709	9.9	2.1	210,619	10.0	2.1
Multi-family	134,055	6.6	1.4	112,664	5.3	1.1
Farm	125,425	6.2	1.3	131,245	6.2	1.3
Hotels	107,078	5.3	1.1	115,056	5.5	1.1
Other	80,713	4.0	.8	75,423	3.6	.7

Total real estate – business loans	$2,023,063	100.0%	20.8%	$2,104,030	100.0%	20.7%

Real Estate – Personal Loans

The Company’s $1.5 billion personal real estate loan portfolio is composed of loans collateralized with residential real estate. Included in this portfolio are personal real estate loans made to commercial customers, totaling $247.7 million at June 30, 2010. The remainder of the personal real estate portfolio, totaling $1.2 billion at June 30, 2010, is comprised of conventional mortgage loans to the retail customer base. In order to reduce risk exposure, the Company does not offer option ARM or junior lien mortgage products within this larger group. Only 1.8% were structured with interest only payments. Loans originated with interest only payments were not made to “qualify” the borrower for a lower payment amount. These loans are made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. The Company has $169.6 million, or 13.9%, of the loans in this group with no mortgage insurance that also have an LTV greater than 80% as of June 30, 2010 compared to $182.8 million, or 14.4%, at December 31, 2009. The decrease was mainly due to increased customer refinancings.

Revolving Home Equity Loans

The Company also has $484.6 million in revolving home equity loans at June 30, 2010, that are generally collateralized by residential real estate. Most of these loans (95.7%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2010, the outstanding principal of loans with an LTV higher than 80% was

$81.7 million compared to $86.7 million as of December 31, 2009. Loan balances over 30 days past due with interest only payments within the revolving home equity loan portfolio amounted to $1.2 million, or .3%, at June 30, 2010 compared to $2.1 million, or .4% at December 31, 2009.

Fixed Rate Home Equity Loans

The Company also offers a fixed rate home equity loan product, typically for home repair or remodeling. This product is an alternative for individuals who want to finance a specific project or purchase, and decide to lock in a specific monthly payment over a defined period. This portfolio of loans approximated $139.8 million and $132.7 million at June 30, 2010 and December 31, 2009, respectively. At the end of the second quarter of 2010, $44.3 million of this portfolio had an LTV over 80%, down slightly from $44.9 million at the end of 2009.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 8% of the outstanding balance of fixed rate home equity loans at June 30, 2010. Since 2008, the Company has limited the offering of fixed rate home equity loans with LTV ratios over 90%. As a result, $4.3 million in new fixed rate home equity loans were written with LTV ratios over 90% during the first six months of 2010, mainly to high net worth individuals.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in the first six months of 2010 of $716 thousand, $1.2 million and $299 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime loan products, which is defined as those offerings made to customers with a FICO score below 650, and has purchased no brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised of automobile and marine and recreational vehicles (RV). Outstanding balances for these loans were $970.5 million and $1.1 billion at June 30, 2010 and December 31, 2009, respectively. The balances over 30 days past due amounted to $12.8 million at June 30, 2010 compared to $22.4 million at the end of 2009. For the six months ended June 30, 2010, $81.4 million of new loans, mostly automobile loans, were originated, compared to $159.9 million during the full year of 2009. The Company experienced rapid growth in marine and RV loans outstanding during 2006 through 2008. However, due to continuing weak credit and economic conditions, this loan product offering was curtailed in mid 2008.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at June 30, 2010 of $775.7 million in consumer credit card loans outstanding, approximately $162.5 million, or 20.9%, carried a low introductory rate. Within the next six months, $100.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Income Taxes

Income tax expense was $27.4 million in the second quarter of 2010, compared to $18.4 million in the first quarter of 2010 and $15.3 million in the second quarter of 2009. The Company’s effective income tax rate, including the effect of non-controlling interest, was 31.5% in the second quarter of 2010, compared with 29.4% in the first quarter of 2010 and 29.2% in the second quarter of 2009. Additionally, income tax expense was $45.8 million in the first six months of 2010 compared to $28.8 million in the previous year, resulting in effective income tax rates, including the effect of non-controlling interest, of 30.6% and 29.8%, respectively. Effective tax rates were higher in 2010 compared to 2009 mainly due to changes in the mix of taxable and non-taxable income on higher pre-tax income.

Financial Condition

Balance Sheet

Total assets of the Company were $18.4 billion at June 30, 2010 compared to $18.1 billion at December 31, 2009. Earning assets (excluding fair value adjustments on investment securities) amounted to $17.2 billion at June 30, 2010 consisting of 60% in loans and 39% in investment securities, compared to $16.9 billion at December 31, 2009.

At June 30, 2010, total loans, excluding loans held for sale, decreased $410.3 million, or 4.0%, compared with balances at December 31, 2009. The decrease occurred across all loan categories. Construction loans and business real estate loans declined $200.7 million. Personal real estate loans decreased $71.8 million and consumer loans, mainly comprised of automobile and marine and RV loans, declined $81.4 million. The decrease in loan balances was the result of principal loan pay-downs exceeding new loan originations for these products as borrowers continue to react to the difficult economy by reducing line of credit usage and overall debt levels, resulting in lower origination demand. Also, the Company has ceased most marine and RV lending.

Loans held for sale, comprised mostly of student loans, increased $144.8 million compared to December 31, 2009 due to new loan originations. Regulatory changes effective July 2010 preclude the Company from continuing to make federally guaranteed student loans. The Company sold $218.0 million of student loans in July 2010, recording a gain of $3.3 million at that time, and expects to sell most of the remaining held for sale loans later this year.

Available for sale investment securities, excluding fair value adjustments, increased $262.6 million, or 4.2%, at June 30, 2010 compared to December 31, 2009. U.S. government and federal agency securities increased $78.0 million, or 13.0%, and other asset-backed securities increased $434.3 million, or 25.8%. These increases were partially offset by a decrease in mortgage-backed securities of $278.0 million. At June 30, 2010, the duration of the available for sale investment portfolio was 1.6 years and maturities of approximately $1.9 billion are expected to occur during the next twelve months. In July 2010, the Company purchased $500.0 million of mortgage-backed securities in the TBA market, which settle in August through October 2010.

Interest earning deposits with banks, representing balances with the Federal Reserve Bank, totaled $302.4 million at June 30, 2010, an increase of $278.2 million over amounts recorded at December 31, 2009. This increase resulted from keeping temporary excess cash at the Federal Reserve until such balances can be reinvested to improve earning asset yields.

Deposits at June 30, 2010 totaled $14.5 billion, a $275.7 million, or 1.9%, increase compared to $14.2 billion at December 31, 2009. This increase was primarily due to higher interest bearing demand deposits (savings, interest checking and money market accounts), which increased $428.5 million, or 4.7%. Certificates of deposit less than $100,000 decreased $124.1 million, or 6.9%, from balances at the previous year end, while certificates of deposit greater than $100,000 increased $98.4 million, or 7.0%. Non-interest bearing demand deposits decreased $127.2 million, or 7.1%.

The Company’s short-term borrowings of federal funds purchased and securities sold under agreements to repurchase were $1.0 billion at June 30, 2010, an 8.8% decline compared to $1.1 billion at the previous year end. At June 30, 2010, the Company’s other borrowings, consisting mainly of advances from the FHLB, decreased $372.1 million, or 50.5%, from December 31, 2009 mainly due to maturities of these advances.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets include available for sale investment securities, federal funds sold, securities purchased under agreements to resell, and balances at the Federal Reserve Bank, as follows:

	June 30	March 31	December 31
(In thousands)	2010	2010	2009

Liquid assets:
Federal funds sold	$9,300	$500	$22,590
Securities purchased under agreements to resell	—	—	—
Available for sale investment securities	6,649,890	6,256,242	6,340,975
Balances at the Federal Reserve Bank	302,354	7,818	24,118

Total	$6,961,544	$6,264,560	$6,387,683

Federal funds sold and securities purchased under agreements to resell totaled $9.3 million at June 30, 2010. These investments normally have overnight maturities and are used for general daily liquidity purposes. Interest earning balances at the Federal Reserve Bank, which also have overnight maturities, totaled $302.4 million at June 30, 2010. The average interest rate earned on these balances during the first six months of 2010 was 25 basis points. The fair value of the available for sale investment portfolio was $6.6 billion at June 30, 2010 and included an unrealized net gain of $149.9 million. The total net unrealized gain included gains of $72.6 million on mortgage and asset-backed securities, $16.7 million on U.S. government securities, $9.7 million on state and municipal obligations, and $13.2 million on corporate debt. An additional $34.0 million unrealized gain was included in the fair value of common stock held by the Parent.

The portfolio includes maturities of approximately $1.9 billion over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At June 30, 2010, total investment securities pledged for these purposes were as follows:

June 30
(In thousands)	2010

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$972,951
FHLB borrowings and letters of credit	315,454
Securities sold under agreements to repurchase	1,325,058
Other deposits	1,089,964

Total pledged securities	3,703,427
Unpledged and available for pledging	2,006,788
Ineligible for pledging	939,675

Total available for sale securities, at fair value	$6,649,890

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2010, such deposits totaled $11.3 billion and represented 78.0% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.5 billion at

June 30, 2010. These accounts are normally considered more volatile and higher costing, and comprised 10.4% of total deposits at June 30, 2010.

	June 30	March 31	December 31
(In thousands)	2010	2010	2009

Core deposit base:
Non-interest bearing demand	$1,666,649	$1,583,090	$1,793,816
Interest checking	626,667	610,819	735,870
Savings and money market	9,004,761	8,886,150	8,467,046

Total	$11,298,077	$11,080,059	$10,996,732

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

	June 30	March 31	December 31
(In thousands)	2010	2010	2009

Borrowings:
Federal funds purchased	$23,685	$73,965	$62,130
Securities sold under agreements to repurchase	982,671	924,808	1,041,061
FHLB advances	356,359	723,849	724,386
Subordinated debentures	—	—	4,000
Other long-term debt	7,638	7,658	7,676

Total	$1,370,353	$1,730,280	$1,839,253

Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.0 billion at June 30, 2010. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $482.7 million at June 30, 2010, and structured repurchase agreements of $500.0 million purchased from an upstream financial institution. The Company also borrows on a secured basis through advances from the FHLB, which totaled $356.4 million at June 30, 2010. Most of these advances have fixed interest rates and mature in 2010 through 2017. Other outstanding long-term borrowings relate mainly to the Company’s leasing activities and private equity investments.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2010:

	June 30, 2010
		Federal
(In thousands)	FHLB	Reserve

Collateral value pledged	$2,013,834	$1,831,655
Advances outstanding	(356,359)	—
Letters of credit issued	(547,476)	—

Available for future advances	$1,109,999	$1,831,655

In addition to those mentioned above, several other sources of liquidity are available. The subsidiary bank has strong long-term deposit ratings from Moody’s and Standard & Poor’s of Aa2 and A+, respectively. Additionally, the Company’s sound commercial paper rating of A-1 from Standard & Poor’s and P-1 from Moody’s would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Financing may also include the issuance of common or preferred stock. As mentioned below, the Company concluded a stock sale program in the third quarter of 2009 which generated $100.0 million in gross sales proceeds.

Cash and cash equivalents (defined as “Cash and due from banks”, “Federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying balance sheets) was $651.6 million at June 30, 2010 compared to $463.8 million at December 31, 2009. The $187.8 million increase included changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for June 30, 2010. Operating activities include net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first six months of 2010, operating activities provided cash of $94.7 million, partly due to activity in these portfolios. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $325.5 million. Most of the cash inflow was due to $1.0 billion in proceeds from sales, maturities and pay downs of investment securities and a $356.8 million decline in the loan portfolio, partly offset by $1.0 billion in purchases of investment securities. Financing activities used cash of $232.4 million, resulting mainly from repayments of $372.1 million on long-term borrowings and a $96.8 million decrease in overnight borrowings, which was partly offset by an increase of $269.9 million in deposit accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for
	June 30	December 31	Well-Capitalized
(Dollars in thousands)	2010	2009	Banks

Risk-adjusted assets	$12,614,856	$13,105,948
Tier I risk-based capital	1,780,492	1,708,901
Total risk-based capital	1,953,988	1,885,978
Tier I risk-based capital ratio	14.11%	13.04%	6.00%
Total risk-based capital ratio	15.49%	14.39%	10.00%
Tier I leverage ratio	10.01%	9.58%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. Since 2008, the Company has elected to substantially reduce its market purchases of treasury stock in order to preserve its cash and capital position. Accordingly, during the quarter ended June 30, 2010, the Company purchased only 1,566 shares of treasury stock, in connection with its equity compensation plan, at an average cost of $41.14 per share. At June 30, 2010, 2,838,118 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a per share cash dividend of $.235 in the first quarter of 2010, which was a 2.6% increase compared to the fourth quarter of 2009, and maintained the same payout in the second quarter of 2010.

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

Commitments, Off-Balance Sheet Arrangements and Contingencies

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2010 totaled $6.9 billion (including approximately $3.3 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $386.8 million and $23.5 million, respectively, at June 30, 2010. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.4 million at June 30, 2010.

The Company has committed to borrow $400.0 million under structured repurchase agreements in August 2010. These borrowings have a floating interest rate based upon a CMS rate and will mature in 2013 through 2014. They will largely replace several other structured repurchase agreements which will mature in August 2010. These types of borrowings are secured with marketable securities.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During the first six months of 2010, purchases and sales of tax credits amounted to $20.6 million and $27.6 million, respectively, and at June 30, 2010, outstanding purchase commitments totaled $127.7 million.

The Parent has additional funding commitments arising from investments in private equity concerns, classified as non-marketable securities in the accompanying balance sheets, which total $1.3 million at June 30, 2010. In addition, the Parent expects to fund $27.9 million to venture capital subsidiaries over the next several years. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A complaint was filed seeking monetary damages and injunctive relief in the United States District Court for the Western District of Missouri on April 6, 2010 which alleges that Commerce Bank breached its contractual obligation of good faith and fair dealing and was unjustly enriched through the manner by which it charged overdraft fees for certain debit card purchases. The plaintiff seeks to establish a class comprised of all persons or entities with accounts that incurred these allegedly improper overdraft fees on debit card transactions for an unspecified period of time. The case has been transferred to the United States District Court for the Southern District of Florida where nearly identical lawsuits against more than thirty other banks are currently pending. A suit alleging the same facts and also seeking class-action status was filed in Missouri state court on June 4, 2010. The Company believes the claims to be without merit and intends to defend these actions vigorously.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2010 and 2009. The information for 2009 has been revised to reflect changes in the funds transfer pricing as mentioned in Note 9 to the consolidated financial statements.

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Six Months Ended June 30, 2010:
Net interest income	$161,433	$126,062	$21,089	$308,584	$17,234	$325,818
Provision for loan losses	(36,991)	(16,121)	(221)	(53,333)	(3,176)	(56,509)
Non-interest income	74,029	63,654	56,693	194,376	523	194,899
Investment securities losses, net	—	—	—	—	(3,005)	(3,005)
Non-interest expense	(146,873)	(101,305)	(53,452)	(301,630)	(10,139)	(311,769)

Income before income taxes	$51,598	$72,290	$24,109	$147,997	$1,437	$149,434

Six Months Ended June 30, 2009:
Net interest income	$166,939	$113,773	$20,087	$300,799	$6,661	$307,460
Provision for loan losses	(42,420)	(28,262)	(275)	(70,957)	(13,377)	(84,334)
Non-interest income	76,167	53,714	58,892	188,773	2,220	190,993
Investment securities losses, net	—	—	—	—	(4,925)	(4,925)
Non-interest expense	(153,018)	(96,544)	(53,881)	(303,443)	(9,454)	(312,897)

Income before income taxes	$47,668	$42,681	$24,823	$115,172	$(18,875)	$96,297

Increase (decrease) in income before income taxes:

Amount	$3,930	$29,609	$(714)	$32,825	$20,312	$53,137

Percent	8.2%	69.4%	(2.9)%	28.5%	N.M.	55.2%

Consumer

For the six months ended June 30, 2010, income before income taxes for the Consumer segment increased $3.9 million, or 8.2%, over the first six months of 2009. This increase was mainly due to a decline of $6.1 million, or 4.0%, in non-interest expense, coupled with a decline of $5.4 million in net loan charge-offs. Net interest income declined $5.5 million due to a $15.3 million decrease in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios and a $13.2 million decrease in loan interest income, partly offset by a decline of $23.0 million in deposit interest expense. Non-interest income decreased $2.1 million, or 2.8%, from the first six months of 2009 mainly due to declines in deposit account fees (mainly overdraft charges) and mortgage banking revenue, in addition to lower gains on the sales of student loans. These declines were partly offset by an increase in bank card fee income (primarily debit card fees). The decline in non-interest expense was largely due to lower FDIC insurance expense, teller services expense and loan servicing fees, partly offset by higher marketing expense and corporate management fees. Net loan charge-offs totaled $37.0 million, a $5.4 million decrease from the first six months of 2009, which was due mainly to lower losses on marine and RV and other consumer loans, partly offset by higher consumer credit card loan losses.

Commercial

For the six months ended June 30, 2010, income before income taxes for the Commercial segment increased $29.6 million, or 69.4%, compared to the same period in the previous year. Net interest income increased $12.3 million, or 10.8%, due to higher net allocated funding credits of $21.4 million and a decrease in deposit interest expense of $1.6 million, which were partly offset by a $10.7 million decline in loan interest income. Net loan charge-offs in this segment totaled $16.1 million in the first six months of 2010, a decrease of $12.1 million from the first six months of 2009. During 2010, lower charge-offs occurred on construction and business loans. Non-interest income increased by $9.9 million, or 18.5%, over the previous year due to higher bank card fees (mainly corporate card). Smaller increases occurred in loan commitment fees and tax credit sales income, which were partly offset by lower cash sweep commissions. Non-interest expense increased $4.8 million, or 4.9%, over the previous year, mainly due to an increase in bank card fee expense and higher write-downs and holding costs on foreclosed real estate and personal property. These increases were partly offset by lower costs for FDIC insurance and deposit account processing.

Wealth

Wealth segment pre-tax profitability for the six months ended June 30, 2010 decreased $714 thousand, or 2.9%, from the same period in the previous year. Net interest income increased $1.0 million, or 5.0%, and was impacted by a $6.8 million decline in deposit interest expense, offset by a $4.5 million decrease in assigned net funding credits and a $1.3 million decrease in loan interest income. Non-interest income declined $2.2 million, or 3.7%, from the prior year due to lower bond trading income, brokerage fees and cash sweep commissions, partly offset by higher trust fee income. Non-interest expense decreased $429 thousand, mainly due to lower FDIC insurance expense, partly offset by higher corporate management fees.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the excess of the total provision over charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was higher than in the previous period by $20.3 million. This increase was mainly due to a decline in the unallocated loan loss provision of $10.2 million. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, increased $10.6 million and unallocated amounts related to investment securities losses decreased $1.9 million.

The regular annual review on January 1, 2010 for goodwill impairment indicated that the fair value of each segment was substantially in excess of its carrying value. No triggering events were subsequently identified which required a review during the first six months of 2010.

Regulatory Changes Affecting Student Lending

In the past, the Company has originated federally guaranteed student loans from various colleges and universities in its markets which it holds for sale in its loan portfolio. In March 2010, the federal government passed legislation that made the federal government the sole originator of federally subsidized student loans beginning July 1, 2010. These new rules effectively require the Company to cease all new origination activities for federal Stafford and Plus student loans as of July 1, 2010. The existing student loans held for sale continue to be sold as in the past under existing sales contracts.

Regulatory Changes Affecting Overdraft Fees

In late 2009, the Federal Reserve issued new regulations, effective July 1, 2010, which generally prohibit financial institutions from assessing fees for paying ATM and one-time debit card transactions that overdraw consumer accounts unless the consumer affirmatively consents to the financial institution’s overdraft practices. As a result, without such consent, the Company will not permit ATM or one-time debit card transactions if they would overdraw a customer’s account. As it is not expected that all customers will provide such consent, it is likely that these new regulations will result in lower deposit fee income in the second half of

2010 and in 2011. The Company has begun to implement new procedures to solicit and capture required customer consents and effective July 1, 2010, began prohibiting such ATM and one-time debit card transactions causing overdrafts, unless an opt-in consent has been received. In concert with the rest of the industry, the Company is also developing other products and has begun offering some deposit accounts with monthly fees as a means to mitigate some of the effects of these new rules. The Company estimates that the impact of these new regulations during the second half of 2010 will reduce pre-tax deposit fee income by as much as $13 million. The Company estimates that the full year impact of these regulations will cost between $16 million and $21 million on a pre-tax basis.

Regulatory Changes Affecting the Banking Industry

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This new extensive and complex legislation contains many new provisions affecting the banking industry, including:

1. Creation of a new Bureau of Consumer Financial Protection

2. Determination of debit card interchange rates by the Federal Reserve

3. New regulation over derivative instruments

4. Establishment of new powers enabling federal regulators to seize and dismantle troubled financial firms

5. Phase outs of certain forms of trust preferred debt and hybrids previously counted as bank capital

6. Increases to FDIC deposit coverage, increased bank premiums, and numerous other provisions affecting such things as financial institution regulation, oversight of certain non-banking organizations, investor protection, etc.

Many provisions of this new legislation require further study and new rules to be written by banking regulators in the months to come. As such, the effect of the new legislation on the Company cannot presently be determined.

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

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued new guidance which is expected to facilitate the evaluation of the nature of credit risk inherent in an entity’s loan portfolio, how that risk influences the allowance for credit losses, and the changes and reasons for those changes in the allowance. The guidance requires disclosures about the activity in the allowance, non-accrual and impaired loan status, credit quality indicators, past due information, modifications, and significant purchases and sales. Much of the disclosure is required on a disaggregated level, by portfolio segment or class basis. These disclosures are effective for the Company’s December 31, 2010 financial statements and the adoption is not expected to have a significant effect on the Company’s financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended June 30, 2010 and 2009

	Second Quarter 2010			Second Quarter 2009
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,880,616	$28,194	3.93%	$3,259,712	$30,984	3.81%
Real estate – construction and land	568,417	5,531	3.90	750,983	6,558	3.50
Real estate – business	2,028,799	25,709	5.08	2,174,443	27,375	5.05
Real estate – personal	1,484,155	19,410	5.25	1,596,413	22,101	5.55
Consumer	1,270,243	21,293	6.72	1,497,806	25,672	6.87
Home equity	482,847	5,199	4.32	498,083	5,374	4.33
Student	322,010	1,907	2.38	347,239	2,261	2.61
Consumer credit card	737,798	22,668	12.32	697,542	22,086	12.70
Overdrafts	6,817	—	—	8,603	—	—

Total loans	9,781,702	129,911	5.33	10,830,824	142,411	5.27

Loans held for sale	557,032	2,261	1.63	513,789	1,963	1.53
Investment securities:
U.S. government and federal agency	668,454	4,998	3.00	158,664	1,199	3.03
State and municipal obligations(A)	893,224	10,852	4.87	906,402	11,788	5.22
Mortgage and asset-backed securities	4,389,863	37,998	3.47	3,649,150	42,407	4.66
Other marketable securities(A)	192,647	2,186	4.55	193,280	2,604	5.40
Trading securities(A)	19,545	143	2.93	19,273	150	3.12
Non-marketable securities(A)	113,601	1,206	4.26	138,405	1,259	3.65

Total investment securities	6,277,334	57,383	3.67	5,065,174	59,407	4.70

Federal funds sold and securities purchased under agreements to resell	6,840	13	.76	25,853	36	.56
Interest earning deposits with banks	321,763	201	.25	212,930	53	.10

Total interest earning assets	16,944,671	189,769	4.49	16,648,570	203,870	4.91

Less allowance for loan losses	(195,889)			(178,163)
Unrealized gain (loss) on investment securities	133,387			(12,870)
Cash and due from banks	377,860			357,153
Land, buildings and equipment, net	397,485			411,776
Other assets	400,529			348,159

Total assets	$18,058,043			$17,574,625

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$490,463	137	.11	$451,900	168	.15
Interest checking and money market	9,871,640	7,574	.31	8,460,468	7,810	.37
Time open & C.D.’s of less than $100,000	1,702,895	6,059	1.43	2,129,991	14,545	2.74
Time open & C.D.’s of $100,000 and over	1,323,064	3,562	1.08	2,003,537	9,915	1.98

Total interest bearing deposits	13,388,062	17,332	.52	13,045,896	32,438	1.00

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,026,763	826	.32	962,804	849	.35
Other borrowings(B)	502,191	3,785	3.02	873,596	8,260	3.79

Total borrowings	1,528,954	4,611	1.21	1,836,400	9,109	1.99

Total interest bearing liabilities	14,917,016	21,943	.59%	14,882,296	41,547	1.12%

Non-interest bearing demand deposits	979,768			860,819
Other liabilities	198,909			167,510
Equity	1,962,350			1,664,000

Total liabilities and equity	$18,058,043			$17,574,625

Net interest margin (T/E)		$167,826			$162,323

Net yield on interest earning assets			3.97%			3.91%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Six Months Ended June 30, 2010 and 2009

	Six Months 2010			Six Months 2009
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,855,661	$54,947	3.88%	$3,299,890	$60,730	3.71%
Real estate – construction and land	600,891	11,799	3.96	783,527	13,274	3.42
Real estate – business	2,058,291	51,461	5.04	2,157,634	54,298	5.07
Real estate – personal	1,505,088	39,555	5.30	1,608,561	44,959	5.64
Consumer	1,288,275	43,662	6.83	1,538,405	52,622	6.90
Home equity	485,654	10,385	4.31	501,433	10,735	4.32
Student	325,349	3,755	2.33	350,427	5,481	3.15
Consumer credit card	750,292	46,333	12.45	715,924	43,640	12.29
Overdrafts	7,207	—	—	8,496	—	—

Total loans	9,876,708	261,897	5.35	10,964,297	285,739	5.26

Loans held for sale	520,600	4,165	1.61	488,772	5,395	2.23
Investment securities:
U.S. government and federal agency	637,473	8,224	2.60	146,353	2,391	3.29
State and municipal obligations(A)	895,845	22,022	4.96	827,250	21,243	5.18
Mortgage and asset-backed securities	4,423,241	78,548	3.58	3,239,999	78,644	4.89
Other marketable securities(A)	186,917	4,273	4.61	167,864	4,650	5.59
Trading securities(A)	16,682	242	2.92	17,926	273	3.07
Non-marketable securities(A)	118,491	3,005	5.11	139,817	2,684	3.87

Total investment securities	6,278,649	116,314	3.74	4,539,209	109,885	4.88

Federal funds sold and securities
purchased under agreements to resell	7,031	28	.80	67,639	150	.45
Interest earning deposits with banks	215,540	266	.25	405,698	502	.25

Total interest earning assets	16,898,528	382,670	4.57	16,465,615	401,671	4.92

Less allowance for loan losses	(196,313)			(175,578)
Unrealized gain (loss) on investment securities	130,522			(30,665)
Cash and due from banks	370,826			367,538
Land, buildings and equipment, net	399,839			413,356
Other assets	406,847			344,128

Total assets	$18,010,249			$17,384,394

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$475,934	251	.11	$434,782	323	.15
Interest checking and money market	9,660,702	14,556	.30	8,172,528	15,708	.39
Time open & C.D.’s of less than $100,000	1,734,367	12,874	1.50	2,111,146	29,292	2.80
Time open & C.D.’s of $100,000 and over	1,323,381	7,485	1.14	2,048,138	21,215	2.09

Total interest bearing deposits	13,194,384	35,166	.54	12,766,594	66,538	1.05

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,095,807	1,646	.30	978,717	2,079	.43
Other borrowings(B)	617,913	10,498	3.43	1,039,719	16,789	3.26

Total borrowings	1,713,720	12,144	1.43	2,018,436	18,868	1.89

Total interest bearing liabilities	14,908,104	47,310	.64%	14,785,030	85,406	1.16%

Non-interest bearing demand deposits	963,201			816,452
Other liabilities	196,467			151,328
Equity	1,942,477			1,631,584

Total liabilities and equity	$18,010,249			$17,384,394

Net interest margin (T/E)		$335,360			$316,265

Net yield on interest earning assets			4.00%			3.87%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

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

	June 30, 2010		March 31, 2010		December 31, 2009
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

300 basis points rising	$24.1	3.85%	$16.9	2.58%	$21.6	3.22%
200 basis points rising	19.8	3.16	14.8	2.27	17.3	2.57
100 basis points rising	11.3	1.80	8.7	1.33	10.6	1.58

As shown above, under the rising rate scenarios presented, net interest income would increase in a range of $12.1 million (100 basis point rising scenario) to $26.6 million (300 basis point rising scenario). The Company did not model a 100 basis point falling scenario due to the already low interest rate environment. Under rising rate models, the potential increase in net interest income is higher in the current quarter compared to the previous quarter. During the second quarter of 2010, available for sale securities increased $393.6 million. Although these assets earn fixed rates, they were funded by an increase in lower fixed rate deposit balances, thus tending to increase net interest income. Period end loans, where most variable rate assets reside, declined $150.8 million from the prior quarter, lowering somewhat the beneficial effect of rising rates. However, long-term borrowings, most of which had carried higher interest rates, decreased $367.5 million from the previous quarter end, which had a positive impact on projected net interest income. Borrowings were reduced during the quarter because of both the decrease in loan funding requirements and the increase in deposits. Total deposits increased $481.4 million over the previous quarter end, with much of the growth in C.D.’s over $100,000 that usually have shorter maturities and reprice faster. Deposit balances overall have a smaller impact on net interest income when rates are rising, due to lower overall rates and fewer accounts that carry variable rates moving in sequence with market rates.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

April 1 – 30, 2010	1,564	$41.14	1,564	2,838,120
May 1 – 31, 2010	—	—	—	2,838,120
June 1 – 30, 2010	2	$41.42	2	2,838,118

Total	1,566	$41.14	1,566	2,838,118

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At June 30, 2010, 2,838,118 shares remain available to be purchased under the current authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ James L. Swarts
James L. Swarts
Vice President & Secretary

Date: August 6, 2010

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 6, 2010

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text *

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.