Form 10-Q
period 2010-09-30
COMMERCE BANCSHARES INC /MO/
filed 2010-11-08
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐     No ☑

As of October 28, 2010, the registrant had outstanding 82,983,244 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2010	2009

	(Unaudited)
	(In thousands)

ASSETS
Loans	$9,706,265	$10,145,324
Allowance for loan losses	(197,538)	(194,480)

Net loans	9,508,727	9,950,844

Loans held for sale	248,108	345,003
Investment securities:
Available for sale ($427,276,000 and $537,079,000 pledged in 2010
and 2009, respectively, to secure structured repurchase agreements)	7,164,273	6,340,975
Trading	20,828	10,335
Non-marketable	110,487	122,078

Total investment securities	7,295,588	6,473,388

Short-term federal funds sold and securities purchased under agreements to resell	4,550	22,590
Long-term securities purchased under agreements to resell	350,000	—
Interest earning deposits with banks	4,047	24,118
Cash and due from banks	412,315	417,126
Land, buildings and equipment, net	387,792	402,633
Goodwill	125,585	125,585
Other intangible assets, net	11,285	14,333
Other assets	403,762	344,569

Total assets	$18,751,759	$18,120,189

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing demand	$1,752,930	$1,793,816
Savings, interest checking and money market	9,712,088	9,202,916
Time open and C.D.’s of less than $100,000	1,607,664	1,801,332
Time open and C.D.’s of $100,000 and over	1,318,877	1,412,387

Total deposits	14,391,559	14,210,451

Federal funds purchased and securities sold under agreements to repurchase	1,530,555	1,103,191
Other borrowings	337,863	736,062
Other liabilities	445,177	184,580

Total liabilities	16,705,154	16,234,284

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 83,565,412 shares in 2010 and 83,127,401 shares in 2009	417,827	415,637
Capital surplus	865,246	854,490
Retained earnings	669,485	568,532
Treasury stock of 60,428 shares in 2010 and 22,328 shares in 2009, at cost	(2,323)	(838)
Accumulated other comprehensive income	95,204	46,407

Total Commerce Bancshares, Inc. stockholders’ equity	2,045,439	1,884,228
Non-controlling interest	1,166	1,677

Total equity	2,046,605	1,885,905

Total liabilities and equity	$18,751,759	$18,120,189

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2010	2009	2010	2009

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$126,273	$138,614	$385,976	$422,446
Interest and fees on loans held for sale	1,368	1,445	5,533	6,840
Interest on investment securities	50,295	61,416	159,259	164,403
Interest on short-term federal funds sold and securities
purchased under agreements to resell	12	52	40	202
Interest on long-term securities purchased under agreements to resell	862	—	862	—
Interest on deposits with banks	106	120	372	622

Total interest income	178,916	201,647	552,042	594,513

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	7,261	7,695	22,068	23,726
Time open and C.D.’s of less than $100,000	5,444	13,485	18,318	42,777
Time open and C.D.’s of $100,000 and over	3,461	8,431	10,946	29,646
Interest on federal funds purchased and securities sold
under agreements to repurchase	584	816	2,230	2,895
Interest on other borrowings	2,729	7,681	13,225	24,470

Total interest expense	19,479	38,108	66,787	123,514

Net interest income	159,437	163,539	485,255	470,999
Provision for loan losses	21,844	35,361	78,353	119,695

Net interest income after provision for loan losses	137,593	128,178	406,902	351,304

NON-INTEREST INCOME
Bank card transaction fees	37,723	31,279	107,872	88,552
Deposit account charges and other fees	21,693	27,750	71,146	80,277
Trust fees	20,170	19,258	59,846	57,486
Bond trading income	5,133	4,834	15,524	16,381
Consumer brokerage services	2,390	3,045	6,879	9,566
Loan fees and sales	5,830	6,851	11,141	13,545
Other	6,604	9,118	22,034	27,321

Total non-interest income	99,543	102,135	294,442	293,128

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	5,645	(3,457)	11,355	(35,422)
Less noncredit-related losses (reversals) on securities not expected to be sold	(7,690)	1,993	(15,533)	32,611

Net impairment losses	(2,045)	(1,464)	(4,178)	(2,811)
Realized gains (losses) on sales and fair value adjustments	2,061	519	1,189	(3,059)

Investment securities gains (losses), net	16	(945)	(2,989)	(5,870)

NON-INTEREST EXPENSE
Salaries and employee benefits	85,442	87,267	259,988	260,299
Net occupancy	12,086	11,752	35,697	34,652
Equipment	5,709	6,306	17,548	18,883
Supplies and communication	6,724	8,061	20,891	24,994
Data processing and software	16,833	15,500	50,936	44,854
Marketing	5,064	4,846	14,784	14,099
Deposit insurance	4,756	4,833	14,445	21,908
Indemnification obligation	—	(2,496)	(1,683)	(2,496)
Other	18,505	18,420	54,282	50,193

Total non-interest expense	155,119	154,489	466,888	467,386

Income before income taxes	82,033	74,879	231,467	171,176
Less income taxes	26,012	23,415	71,817	52,264

Net income before non-controlling interest	56,021	51,464	159,650	118,912
Less non-controlling interest expense (income)	136	(185)	(139)	(541)

Net income	$55,885	$51,649	$159,789	$119,453

Net income per common share – basic	$.67	$.63	$1.92	$1.47
Net income per common share – diluted	$.67	$.63	$1.91	$1.47

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive	Controlling
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

	(Unaudited)

Balance January 1, 2010	$415,637	$854,490	$568,532	$(838)	$46,407	$1,677	$1,885,905

Net income			159,789			(139)	159,650
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					12,469		12,469
Change in unrealized gain (loss) on all other available for sale securities, net of tax					35,274		35,274
Amortization of pension loss, net of tax					1,054		1,054

Total comprehensive income							208,447

Distributions to non-controlling interest						(372)	(372)
Purchase of treasury stock				(1,047)			(1,047)
Issuance of stock under purchase and equity compensation plans	1,425	5,439		(199)			6,665
Net tax benefit related to equity compensation plans		1,174					1,174
Stock-based compensation		4,669					4,669
Issuance of nonvested stock awards	765	(526)		(239)			—
Cash dividends paid ($.705 per share)			(58,836)				(58,836)

Balance September 30, 2010	$417,827	$865,246	$669,485	$(2,323)	$95,204	$1,166	$2,046,605

Balance January 1, 2009	$379,505	$621,458	$633,159	$(761)	$(56,729)	$2,835	$1,579,467

Net income			119,453			(541)	118,912
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					7,309		7,309
Change in unrealized gain (loss) on all other available for sale securities, net of tax					95,048		95,048
Amortization of pension loss, net of tax					1,375		1,375

Total comprehensive income							222,644

Distributions to non-controlling interest						(474)	(474)
Purchase of treasury stock				(462)			(462)
Issuance of stock under open market sale program	14,474	83,698					98,172
Issuance of stock under purchase and equity compensation plans	439	1,570		(39)			1,970
Net tax benefit related to equity compensation plans		138					138
Stock-based compensation		4,925					4,925
Issuance of nonvested stock awards	764	(1,201)		437			—
Cash dividends paid ($.686 per share)			(55,736)				(55,736)

Balance September 30, 2009	$395,182	$710,588	$696,876	$(825)	$47,003	$1,820	$1,850,644

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30
(In thousands)	2010	2009

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$159,789	$119,453
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	78,353	119,695
Provision for depreciation and amortization	36,891	38,334
Net amortization (accretion) of investment security premiums/discounts	16,835	(811)
Investment securities losses, net(A)	2,989	5,870
Gain on sale of branch	—	(644)
Net gains on sales of loans held for sale	(6,656)	(9,689)
Originations of loans held for sale	(316,641)	(465,020)
Proceeds from sales of loans held for sale	420,391	504,305
Net increase in trading securities	(15,901)	(6,371)
Stock-based compensation	4,669	4,925
Decrease in interest receivable	1,654	1,318
Decrease in interest payable	(6,632)	(11,587)
Increase (decrease) in income taxes payable	(3,514)	2,069
Net tax benefit related to equity compensation plans	(1,174)	(138)
Other changes, net	34,815	33,001

Net cash provided by operating activities	405,868	334,710

INVESTING ACTIVITIES:
Cash paid in branch sale	—	(3,494)
Proceeds from sales of investment securities(A)	77,678	32,185
Proceeds from maturities/pay downs of investment securities(A)	1,650,002	1,012,734
Purchases of investment securities(A)	(2,270,478)	(3,319,666)
Net decrease in loans	363,764	898,708
Long-term securities purchased under agreements to resell	(350,000)	—
Purchases of land, buildings and equipment	(13,161)	(21,017)
Sales of land, buildings and equipment	394	135

Net cash used in investing activities	(541,801)	(1,400,415)

FINANCING ACTIVITIES:
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	403,068	1,277,145
Net decrease in time open and C.D.’s	(287,178)	(258,380)
Long-term securities sold under agreements to repurchase	400,000	—
Repayment of long-term securities sold under agreements to repurchase	(500,000)	—
Net increase in short-term federal funds purchased and securities sold under agreements to repurchase	527,364	103,656
Additional other long-term borrowings	—	100,000
Repayment of other long-term borrowings	(398,200)	(225,840)
Net increase (decrease) in other short-term borrowings	1	(800,000)
Purchases of treasury stock	(1,047)	(462)
Issuance of stock under open market stock sale program, stock purchase and equity compensation plans	6,665	100,142
Net tax benefit related to equity compensation plans	1,174	138
Cash dividends paid on common stock	(58,836)	(55,736)

Net cash provided by financing activities	93,011	240,663

Decrease in cash and cash equivalents	(42,922)	(825,042)
Cash and cash equivalents at beginning of year	463,834	1,299,356

Cash and cash equivalents at September 30	$420,912	$474,314

(A) Available for sale and non-marketable securities

Income tax net payments	$75,138	$51,096
Interest paid on deposits and borrowings	$73,419	$135,121

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2009 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2009 Annual Report on Form 10-K. The Company recently purchased securities under agreements to resell which will mature in 2012 and 2013, which have been segregated from other short-term agreements in the accompanying September 30, 2010 consolidated balance sheet. The Company’s former policy of including all securities purchased under agreements to resell in “cash and cash equivalents” was modified to exclude the new long-term agreements from “cash and cash equivalents” in the accompanying consolidated statements of cash flows.

2.	Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at September 30, 2010 and December 31, 2009 are as follows.

	September 30	December 31
(In thousands)	2010	2009

Business	$2,934,062	$2,877,936
Real estate – construction and land	523,749	665,110
Real estate – business	1,988,646	2,104,030
Real estate – personal	1,445,535	1,537,687
Consumer	1,217,113	1,333,763
Revolving home equity	486,687	489,517
Student	311,501	331,698
Consumer credit card	791,316	799,503
Overdrafts	7,656	6,080

Total loans	$9,706,265	$10,145,324

The Company’s holdings of student loans in the table above were acquired in 2008 from a student loan agency in exchange for certain auction rate securities. In October 2010, the agency, as allowed under the original exchange contract, elected to repurchase the loans. This transaction was recorded in the fourth quarter and a gain of $6.9 million was recognized at that time.

At September 30, 2010, loans of $2.9 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

In addition to its basic portfolio, the Company originates other loans which it intends to sell in secondary markets. Loans classified as held for sale have historically consisted primarily of loans originated to students while attending colleges and universities, which are sold to various student loan agencies. Most of this origination activity ceased on July 1, 2010, as the federal government became the sole originator of federally subsidized student loans on that date. The Company sold approximately $350 million from this student loan portfolio during the first nine months of 2010, most of which were originated under the Department of

Education’s program. The remaining loans originated under this program, totaling approximately $178 million, are expected to be sold in the fourth quarter. Other loans included as held for sale consist of certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination.

The following table presents information about loans held for sale, including impairment losses on student loans resulting from declines in fair value, which are further discussed in Note 13 on Fair Value Measurements. Previously recognized impairment losses amounting to $442 thousand were reversed during the first nine months of 2010, as certain impaired loans were sold.

	September 30	December 31
(In thousands)	2010	2009

Balance outstanding:
Student loans, at cost	$237,594	$335,358
Residential mortgage loans, at cost	10,900	10,473
Valuation allowance on student loans	(386)	(828)

Total loans held for sale, at lower of cost or fair value	$248,108	$345,003

	For the Nine Months
	Ended September 30
(In thousands)	2010	2009

Net gains on sales:
Student loans	$5,347	$7,636
Residential mortgage loans	1,309	2,053

Total gains on sales of loans held for sale, net	$6,656	$9,689

The table below shows the Company’s investment in impaired loans at September 30, 2010 and December 31, 2009. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are largely comprised of certain business, construction and business real estate loans totaling $68.0 million and $85.7 million at September 30, 2010 and December 31, 2009, respectively, and classified as substandard, which when renewed at maturity were at interest rates equal to or greater than the previous rates in effect. The new rates, however, were not judged to be market rates for new debt with similar risk, and thus these loans were classified as troubled debt restructurings. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. However, because of their substandard classification they are also regarded as potential problem loans, as disclosed at both December 31, 2009 and September 30, 2010 in the Risk Elements of Loan Portfolio section of the following discussion. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $14.3 million at September 30, 2010 and $16.0 million at December 31, 2009.

	September 30	December 31
(In thousands)	2010	2009

Non-accrual loans	$89,609	$106,613
Restructured loans	82,313	101,765

Total impaired loans	$171,922	$208,378

The Company’s holdings of foreclosed real estate totaled $12.5 million and $10.1 million at September 30, 2010 and December 31, 2009, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $10.0 million and $14.5 million at September 30, 2010 and December 31, 2009, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

The following is a summary of the allowance for loan losses.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2010	2009	2010	2009

Balance, beginning of period	$197,538	$186,001	$194,480	$172,619

Additions:
Provision for loan losses	21,844	35,361	78,353	119,695

Total additions	21,844	35,361	78,353	119,695

Deductions:
Loan losses	26,079	34,853	88,417	112,762
Less recoveries on loans	4,235	3,957	13,122	10,914

Net loan losses	21,844	30,896	75,295	101,848

Balance, September 30	$197,538	$190,466	$197,538	$190,466

3.	Investment Securities

Investment securities, at fair value, consisted of the following at September 30, 2010 and December 31, 2009.

	September 30	December 31
(In thousands)	2010	2009

Available for sale:
U.S. government and federal agency obligations	$459,245	$447,038
Government-sponsored enterprise obligations	185,222	165,814
State and municipal obligations	1,105,686	939,338
Agency mortgage-backed securities	2,436,297	2,262,003
Non-agency mortgage-backed securities	558,615	609,016
Other asset-backed securities	2,194,090	1,701,569
Other debt securities	180,459	176,331
Equity securities	44,659	39,866

Total available for sale	7,164,273	6,340,975

Trading	20,828	10,335
Non-marketable	110,487	122,078

Total investment securities	$7,295,588	$6,473,388

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $55.2 million and $72.6 million at September 30, 2010 and December 31, 2009, respectively. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $55.2 million and $49.5 million at September 30, 2010 and December 31, 2009, respectively.

A summary of the available for sale investment securities by maturity groupings as of September 30, 2010 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by government-sponsored agencies such as the FHLMC, FNMA and GNMA, and non-agency mortgage-backed securities, which have no guarantee but are collateralized by residential mortgages. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

U.S. government and federal agency obligations:
Within 1 year	$171,590	$171,457
After 1 but within 5 years	103,710	111,083
After 5 but within 10 years	161,564	176,705

Total U.S. government and federal agency obligations	436,864	459,245

Government-sponsored enterprise obligations:
Within 1 year	68,778	69,558
After 1 but within 5 years	113,169	115,664

Total government-sponsored enterprise obligations	181,947	185,222

State and municipal obligations:
Within 1 year	128,501	130,414
After 1 but within 5 years	430,483	445,998
After 5 but within 10 years	266,256	272,230
After 10 years	261,348	257,044

Total state and municipal obligations	1,086,588	1,105,686

Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,357,963	2,436,297
Non-agency mortgage-backed securities	561,971	558,615
Other asset-backed securities	2,178,115	2,194,090

Total mortgage and asset-backed securities	5,098,049	5,189,002

Other debt securities:
Within 1 year	5,000	5,034
After 1 but within 5 years	162,108	175,425

Total other debt securities	167,108	180,459

Equity securities	13,071	44,659

Total available for sale investment securities	$6,983,627	$7,164,273

Included in U.S. government securities are $447.1 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS). Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $154.1 million, at fair value, of auction rate securities (ARS), which were purchased from bank customers in the third quarter of 2008. These bonds are historically traded in a competitive bidding process at weekly/monthly auctions. These auctions have not functioned since early 2008, and this market has not recovered. Interest is currently being paid at the maximum failed auction rates. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $35.8 million at September 30, 2010.

Included in agency mortgage-backed securities are $550 million, at par value, in securities which were purchased during the third quarter in the TBA (to be announced) market on a forward delivery basis. At September 30, 2010, undelivered securities totaled $180 million. The transaction is discussed further in the Net Interest Income section of the following discussion.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

September 30, 2010
U.S. government and federal agency obligations	$436,864	$22,534	$(153)	$459,245
Government-sponsored enterprise obligations	181,947	3,275	—	185,222
State and municipal obligations	1,086,588	29,585	(10,487)	1,105,686
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,357,963	78,502	(168)	2,436,297
Non-agency mortgage-backed securities	561,971	13,766	(17,122)	558,615
Other asset-backed securities	2,178,115	16,096	(121)	2,194,090

Total mortgage and asset-backed securities	5,098,049	108,364	(17,411)	5,189,002

Other debt securities	167,108	13,351	—	180,459
Equity securities	13,071	31,588	—	44,659

Total	$6,983,627	$208,697	$(28,051)	$7,164,273

December 31, 2009
U.S. government and federal agency obligations	$436,607	$10,764	$(333)	$447,038
Government-sponsored enterprise obligations	162,191	3,743	(120)	165,814
State and municipal obligations	917,267	25,099	(3,028)	939,338
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,205,177	58,740	(1,914)	2,262,003
Non-agency mortgage-backed securities	654,711	4,505	(50,200)	609,016
Other asset-backed securities	1,685,691	17,143	(1,265)	1,701,569

Total mortgage and asset-backed securities	4,545,579	80,388	(53,379)	4,572,588

Other debt securities	164,402	11,929	—	176,331
Equity securities	11,285	28,581	—	39,866

Total	$6,237,331	$160,504	$(56,860)	$6,340,975

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2010, the fair value of securities on this watch list was $255.5 million.

As of September 30, 2010, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities having an aggregate fair value of $174.6 million, which included an unrealized loss of $21.6 million. The credit-related portion of the impairment totaled $6.7 million and was recorded in earnings. The noncredit-related portion of the impairment totaled $14.9 million on a pre-tax basis, and has been recognized in other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost bases.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Prepayment CPR	1.8% - 25.0%
Projected cumulative default	10.7% - 50.8%
Credit support	.1% - 11.2%
Loss severity	32.8% - 57.1%

The following table shows changes in the credit losses recorded in the nine months ended September 30, 2010 and 2009, for which a portion of an OTTI was recognized in other comprehensive income.

	For the
	Nine Months
	Ended September 30
(In thousands)	2010	2009

Balance, January 1	$2,473	$—
Credit losses on debt securities for which impairment was not previously recognized	281	2,811
Credit losses on debt securities for which impairment was previously recognized	3,897	—

Balance, September 30	$6,651	$2,811

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes securities for which a portion of an OTTI has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2010
U.S. government and federal agency obligations	$166,776	$153	$—	$—	$166,776	$153
State and municipal obligations	93,572	1,307	84,427	9,180	177,999	10,487
Mortgage and asset-backed securities:
Agency mortgage-backed securities	118,856	128	2,095	40	120,951	168
Non-agency mortgage-backed securities	76,362	6,445	126,725	10,677	203,087	17,122
Other asset-backed securities	38,424	56	24,866	65	63,290	121

Total mortgage and asset-backed securities	233,642	6,629	153,686	10,782	387,328	17,411

Total	$493,990	$8,089	$238,113	$19,962	$732,103	$28,051

December 31, 2009
U.S. government and federal agency obligations	$168,172	$333	$—	$—	$168,172	$333
Government-sponsored enterprise obligations	24,842	120	—	—	24,842	120
State and municipal obligations	16,471	121	104,215	2,907	120,686	3,028
Mortgage and asset-backed securities:
Agency mortgage-backed securities	214,571	1,911	150	3	214,721	1,914
Non-agency mortgage-backed securities	209,961	18,512	215,158	31,688	425,119	50,200
Other asset-backed securities	290,183	218	34,456	1,047	324,639	1,265

Total mortgage and asset-backed securities	714,715	20,641	249,764	32,738	964,479	53,379

Total	$924,200	$21,215	$353,979	$35,645	$1,278,179	$56,860

The total available for sale portfolio consisted of approximately 1,300 individual securities at September 30, 2010, with 102 securities in a loss position. Securities with temporary impairment totaled 84, of which 15 securities, or 2% of the portfolio value, had been in a loss position for 12 months or longer.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $10.5 million at September 30, 2010. Of these losses, $10.1 million related to ARS, which are discussed above, and $393 thousand related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $951.6 million at fair value, or 13.3% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the largest holdings, by state and economic sector, is shown in the table below.

		Average	Average
	% of	Life	Rating
	Portfolio	(in years)	(Moody’s)

At September 30, 2010
Texas	11.7%	4.6	Aa1
Illinois	6.6	3.6	Aa2
Washington	6.2	1.7	Aa3
Missouri	5.3	1.7	Aa1
Arizona	4.5	4.0	Aa3

General obligation	26.2%	3.9	Aa2
Housing	19.4	5.1	Aa1
Transportation	17.6	3.4	Aa3
Lease	8.8	3.0	Aa2
Refunded	7.3	2.3	Aaa

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

	For the Nine
	Months Ended
	September 30
(In thousands)	2010	2009

Proceeds from sales of available for sale securities	$77,493	$26,877
Proceeds from sales of non-marketable securities	185	5,308

Total proceeds	$77,678	$32,185

Available for sale:
Gains realized on sales	$2,684	$82
Losses realized on sales	(151)	(41)
Other-than-temporary impairment recognized on debt securities	(4,178)	(2,811)
Non-marketable:
Gains realized on sales	45	1,087
Losses realized on sales	—	(170)
Fair value adjustments, net	(1,389)	(4,017)

Investment securities losses, net	$(2,989)	$(5,870)

At September 30, 2010, securities carried at $3.3 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $427.3 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral.

4.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	September 30, 2010				December 31, 2009
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(15,397)	$—	$10,323	$25,720	$(12,966)	$—	$12,754
Mortgage servicing rights	2,964	(1,455)	(547)	962	2,898	(1,206)	(113)	1,579

Total	$28,684	$(16,852)	$(547)	$11,285	$28,618	$(14,172)	$(113)	$14,333

Aggregate amortization expense on intangible assets was $864 thousand and $1.0 million, respectively, for the three month periods ended September 30, 2010 and 2009, and $2.7 million and $3.1 million for the nine month periods ended September 30, 2010 and 2009. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2010. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2010	$3,403
2011	2,838
2012	2,277
2013	1,738
2014	1,266

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2010 is as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at January 1, 2010	$125,585	$12,754	$1,579
Originations	—	—	66
Amortization	—	(2,431)	(249)
Impairment	—	—	(434)

Balance at September 30, 2010	$125,585	$10,323	$962

Goodwill allocated to the Company’s operating segments at September 30, 2010 and December 31, 2009 is shown below.

(In thousands)

Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746

Total goodwill	$125,585

5.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2010 that net liability was $3.1 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $346.4 million at September 30, 2010.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at September 30, 2010, believes sufficient collateral is available to cover potential swap losses. The Company receives a fee from the institution at the inception of the contract, which is recorded as a liability representing the fair value of the RPA. Any future changes in fair value, including those due to a change in the third party’s creditworthiness, are recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 2 to 8 years. At September 30, 2010, the liability recorded for guarantor RPAs was $303 thousand, and the notional amount of the underlying swaps was $41.7 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at September 30, 2010, the Company would have been required to make payments of approximately $4.5 million.

At September 30, 2010, the Company had recorded a liability of $7.2 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). An escrow account has been established by Visa, and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from an initial public offering, and subsequently with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. Additional funding occurred in October 2010, when Visa contributed $800 million to the escrow account. As a result, the Company reduced its obligation by

$2.7 million at that time, bringing the liability balance to $4.4 million. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

6.	Pension

The Company’s pension cost is shown in the table below:

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands)	2010	2009	2010	2009

Service cost – benefits earned during the period	$184	$12	$550	$548
Interest cost on projected benefit obligation	1,420	1,378	4,154	4,104
Expected return on plan assets	(1,640)	(1,395)	(4,920)	(4,592)
Amortization of unrecognized net loss	566	832	1,700	2,182

Net periodic pension cost	$530	$827	$1,484	$2,242

Substantially all benefits under the Company’s defined benefit pension plan were frozen effective January 1, 2005. During the first nine months of 2010, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2010.

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

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands, except per share data)	2010	2009	2010	2009

Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$55,885	$51,649	$159,789	$119,453
Less income allocated to unvested restricted stockholders	306	224	871	526

Net income available to common stockholders	$55,579	$51,425	$158,918	$118,927

Distributed income	$19,514	$18,880	$58,506	$55,483
Undistributed income	$36,065	$32,545	$100,412	$63,444

Weighted average common shares outstanding	83,040	82,169	82,968	80,646

Distributed income per share	$.24	$.23	$.71	$.69
Undistributed income per share	.43	.40	1.21	.78

Basic income per common share	$.67	$.63	$1.92	$1.47

Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$55,885	$51,649	$159,789	$119,453
Less income allocated to unvested restricted stockholders	305	224	868	525

Net income available to common stockholders	$55,580	$51,425	$158,921	$118,928

Distributed income	$19,514	$18,880	$58,506	$55,483
Undistributed income	$36,066	$32,545	$100,415	$63,445

Weighted average common shares outstanding	83,040	82,169	82,968	80,646
Net effect of the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	350	322	399	305

Weighted average diluted common shares outstanding	83,390	82,491	83,367	80,951

Distributed income per share	$.23	$.23	$.70	$.69
Undistributed income per share	.44	.40	1.21	.78

Diluted income per common share	$.67	$.63	$1.91	$1.47

8.	Other Comprehensive Income

Activity in other comprehensive income for the three and nine months ended September 30, 2010 and 2009 is shown in the table below. The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. These gains and losses have been separated into two groups in the table below, as required by current accounting guidance for other-than-temporary impairment (OTTI) on debt securities. Under this guidance, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the overall gain or loss in fair value is recorded in other comprehensive income (loss). Changes in the noncredit-related gain or loss in fair value of these securities, after OTTI was initially recognized, are shown separately in the table below. The remaining unrealized holding gains and losses shown in the table apply to available for sale investment securities for which OTTI has not been recorded (and include holding gains and losses on certain securities prior to the recognition of OTTI).

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

	For the		For the
	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands)	2010	2009	2010	2009

Available for sale debt securities for which a portion of OTTI has been recorded in earnings:
Unrealized holding gains subsequent to initial OTTI recognition	$8,145	$9,407	$20,112	$11,788
Income tax expense	(3,096)	(3,574)	(7,643)	(4,479)

Net unrealized gains	5,049	5,833	12,469	7,309

Other available for sale investment securities:
Unrealized holding gains	23,353	78,321	59,426	153,345
Reclassification adjustment for (gains) losses
included in net income	(764)	23	(2,534)	(41)

Net unrealized gains on securities	22,589	78,344	56,892	153,304
Income tax expense	(8,582)	(29,771)	(21,618)	(58,256)

Net unrealized gains	14,007	48,573	35,274	95,048

Prepaid pension cost:
Amortization of accumulated pension loss	566	832	1,700	2,182
Income tax expense	(215)	(307)	(646)	(807)

Pension loss amortization	351	525	1,054	1,375

Other comprehensive income	$19,407	$54,931	$48,797	$103,732

At September 30, 2010, accumulated other comprehensive income was $95.2 million, net of tax. It was comprised of $9.2 million in unrealized holding losses on available for sale debt securities for which a portion of OTTI has been recorded in earnings, $121.2 million in unrealized holding gains on other available for sale securities, and $16.8 million in accumulated pension loss.

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

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Three Months Ended September 30, 2010:
Net interest income	$76,963	$64,338	$8,812	$150,113	$9,324	$159,437
Provision for loan losses	(17,552)	(3,450)	(817)	(21,819)	(25)	(21,844)
Non-interest income	38,303	32,411	28,960	99,674	(131)	99,543
Investment securities gains, net	—	—	—	—	16	16
Non-interest expense	(71,744)	(51,555)	(25,432)	(148,731)	(6,388)	(155,119)

Income before income taxes	$25,970	$41,744	$11,523	$79,237	$2,796	$82,033

Three Months Ended September 30, 2009:
Net interest income	$83,831	$62,115	$10,407	$156,353	$7,186	$163,539
Provision for loan losses	(19,835)	(11,086)	76	(30,845)	(4,516)	(35,361)
Non-interest income	42,738	30,333	27,920	100,991	1,144	102,135
Investment securities losses, net	—	—	—	—	(945)	(945)
Non-interest expense	(74,794)	(47,174)	(26,226)	(148,194)	(6,295)	(154,489)

Income before income taxes	$31,940	$34,188	$12,177	$78,305	$(3,426)	$74,879

Nine Months Ended September 30, 2010:
Net interest income	$238,396	$190,400	$29,901	$458,697	$26,558	$485,255
Provision for loan losses	(54,543)	(19,571)	(1,038)	(75,152)	(3,201)	(78,353)
Non-interest income	112,332	96,065	85,653	294,050	392	294,442
Investment securities losses, net	—	—	—	—	(2,989)	(2,989)
Non-interest expense	(218,617)	(152,860)	(79,884)	(451,361)	(15,527)	(466,888)

Income before income taxes	$77,568	$114,034	$34,632	$226,234	$5,233	$231,467

Nine Months Ended September 30, 2009:
Net interest income	$250,770	$175,888	$30,494	$457,152	$13,847	$470,999
Provision for loan losses	(62,255)	(39,348)	(199)	(101,802)	(17,893)	(119,695)
Non-interest income	118,905	84,047	86,812	289,764	3,364	293,128
Investment securities losses, net	—	—	—	—	(5,870)	(5,870)
Non-interest expense	(227,812)	(143,718)	(80,107)	(451,637)	(15,749)	(467,386)

Income before income taxes	$79,608	$76,869	$37,000	$193,477	$(22,301)	$171,176

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

	September 30	December 31
(In thousands)	2010	2009

Interest rate swaps	$522,966	$503,530
Interest rate caps	32,236	16,236
Credit risk participation agreements	52,390	53,246
Foreign exchange contracts:
Forward contracts	22,127	17,475
Option contracts	2,920	—
Mortgage loan commitments	23,164	9,767
Mortgage loan forward sale contracts	35,683	19,986

Total notional amount	$691,486	$620,240

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At September 30, 2010, the Company had entered into three interest rate swaps with a notional amount of $16.0 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2010	2009	2010	2009

Gain (loss) on interest rate swaps	$(208)	$(191)	$(598)	$442
Gain (loss) on loans	205	182	577	(443)

Amount of hedge ineffectiveness	$(3)	$(9)	$(21)	$(1)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at September 30, 2010 was $506.9 million. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral exchanges typically involve marketable securities.

The Company’s interest rate swap arrangements with other financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions, or can require instant settlement of the contracts. The aggregate fair value of interest rate swap contracts with credit risk-related contingent features that were in a liability position on September 30, 2010 was $23.7 million, for which the Company had posted collateral of $22.8 million. Most of these features require contract settlement, which if triggered on September 30, 2010 would have required a cash disbursement of $900 thousand, in addition to collateral posted.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 31.5% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $5.8 million, based on amounts at September 30, 2010.

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 13 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		Sept. 30	Dec. 31		Sept. 30	Dec. 31
	Balance	2010	2009	Balance	2010	2009
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$64	Other liabilities	$(1,452)	$(918)

Total derivatives designated as hedging instruments		$—	$64		$(1,452)	$(918)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$24,237	$16,898	Other liabilities	$(24,340)	$(16,898)
Interest rate caps	Other assets	48	239	Other liabilities	(48)	(239)
Credit risk participation agreements	Other assets	78	140	Other liabilities	(303)	(239)
Foreign exchange contracts:
Forward contracts	Other assets	808	415	Other liabilities	(567)	(295)
Option contracts	Other assets	6	—	Other liabilities	(6)	—
Mortgage loan commitments	Other assets	312	44	Other liabilities	(1)	(16)
Mortgage loan forward sale
contracts	Other assets	39	184	Other liabilities	(69)	(5)

Total derivatives not designated as hedging instruments		$25,528	$17,920		$(25,334)	$(17,692)

Total derivatives		$25,528	$17,984		$(26,786)	$(18,610)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
	Derivative	Derivative

		For the Three Months		For the Nine Months
		Ended September 30		Ended September 30
(In thousands)		2010	2009	2010	2009

Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$(208)	$(191)	$(598)	$442

Total		$(208)	$(191)	$(598)	$442

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$137	$226	$596	$350
Interest rate caps	Other non-interest income	—	1	32	6
Credit risk participation agreements	Other non-interest income	(7)	4	6	13
Foreign exchange contracts:
Forward contracts	Other non-interest income	(293)	(127)	121	(139)
Option contracts	Other non-interest income	—	—	—	—
Mortgage loan commitments	Loan fees and sales	43	84	283	7
Mortgage loan forward sale contracts	Loan fees and sales	151	(412)	(210)	(56)

Total		$31	$(224)	$828	$181

11.	Income Taxes

For the third quarter of 2010, income tax expense amounted to $26.0 million compared to $23.4 million in the third quarter of 2009. The effective income tax rate for the Company, including the effect of non-controlling interest, was 31.8% in the current quarter compared to 31.2% in the same quarter last year. For the nine months ended September 30, 2010 and 2009, income tax expense amounted to $71.8 million and $52.3 million, resulting in effective income tax rates of 31.0% and 30.4%, respectively. Effective tax rates were higher in 2010 compared to 2009 mainly due to changes in the mix of taxable and non-taxable income on higher pre-tax income.

12.	Stock-Based Compensation

Stock-based compensation expense that has been charged against income was $1.3 million and $1.7 million in the three months ended September 30, 2010 and 2009, respectively, and $4.7 million and $4.9 million in the nine months ended September 30, 2010 and 2009, respectively. The Company has historically issued stock-based compensation in the form of options, stock appreciation rights (SARs) and nonvested stock. During 2009 and the first nine months of 2010, stock-based compensation has been issued mainly in the form of nonvested stock awards.

The 2010 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2010 and changes during the nine month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	361,399	$37.23
Granted	152,907	39.43
Vested	(50,547)	38.88
Forfeited	(6,554)	34.77

Nonvested at September 30, 2010	457,205	$37.81

SARs and stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. SARs, which the Company granted in 2006 and subsequent years, vest on a graded basis over 4 years of continuous service. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. No SARs or options were granted during the first nine months of 2010.

A summary of option activity during the first nine months of 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2010	2,287,787	$31.30
Granted	—	—
Forfeited	—	—
Expired	(3,188)	37.30
Exercised	(284,506)	24.06

Outstanding at September 30, 2010	2,000,093	$32.32	2.8 years	$10,545

A summary of SAR activity during the first nine months of 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2010	1,669,753	$41.71
Granted	—	—
Forfeited	(10,026)	40.47
Expired	(12,733)	41.90
Exercised	(1,436)	39.07

Outstanding at September 30, 2010	1,645,558	$41.68	6.4 years	$16

13.	Fair Value Measurements

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

Valuation of agency pass-through securities, typically issued under GNMA, FNMA, FHLMC, and SBA programs, are primarily derived from information from the TBA market. This market consists of generic mortgage pools which have not been received for settlement. Snapshots of the TBA market, using live data feeds distributed by multiple electronic platforms, and in conjunction with other indices, are used to compute a price based on discounted cash flow models.

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

At September 30, 2010, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $154.1 million. Nearly all of these securities were purchased from customers during the third quarter of 2008. The auction process by which the ARS are normally priced has not functioned since the first quarter of 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are estimated using a discounted cash flows analysis. Estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. The cash flows are discounted at an estimated market rate reflecting adjustments for liquidity premium and nonperformance risk. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

Trading securities

The securities in the Company’s trading portfolio are priced by averaging several broker quotes for similar instruments, and are classified as Level 2 measurements.

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

The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009. There were no transfers among levels during the first nine months of 2010.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2010
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$459,245	$451,790	$7,455	$—
Government-sponsored enterprise obligations	185,222	—	185,222	—
State and municipal obligations	1,105,686	—	951,587	154,099
Agency mortgage-backed securities	2,436,297	—	2,436,297	—
Non-agency mortgage-backed securities	558,615	—	558,615	—
Other asset-backed securities	2,194,090	—	2,194,090	—
Other debt securities	180,459	—	180,459	—
Equity securities	44,659	28,386	16,273	—
Trading securities	20,828	—	20,828	—
Private equity investments	50,797	—	—	50,797
Derivatives*	25,528	—	25,099	429
Assets held in trust	3,919	3,919	—	—

Total assets	7,265,345	484,095	6,575,925	205,325

Liabilities:
Derivatives*	26,786	—	26,413	373

Total liabilities	$26,786	$—	$26,413	$373

As of December 31, 2009
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$447,038	$447,038	$—	$—
Government-sponsored enterprise obligations	165,814	—	165,814	—
State and municipal obligations	939,338	—	771,502	167,836
Agency mortgage-backed securities	2,262,003	—	2,262,003	—
Non-agency mortgage-backed securities	609,016	—	609,016	—
Other asset-backed securities	1,701,569	—	1,701,569	—
Other debt securities	176,331	—	176,331	—
Equity securities	39,866	25,378	14,488	—
Trading securities	10,335	—	10,335	—
Private equity investments	44,827	—	—	44,827
Derivatives*	17,984	—	17,616	368
Assets held in trust	3,419	3,419	—	—

Total assets	6,417,540	475,835	5,728,674	213,031

Liabilities:
Derivatives*	18,610	—	18,350	260

Total liabilities	$18,610	$—	$18,350	$260

*	The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the three months ended September 30, 2010:

Balance at June 30, 2010	$152,143	$46,257	$(110)	$198,290
Total gains or losses (realized/unrealized):
Included in earnings	—	1,352	187	1,539
Included in other comprehensive income	3,269	—	—	3,269
Purchases, issuances, and settlements, net	(1,313)	3,188	(21)	1,854

Balance at September 30, 2010	$154,099	$50,797	$56	$204,952

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$—	$1,352	$292	$1,644

For the nine months ended September 30, 2010:

Balance at January 1, 2010	$167,836	$44,827	$108	$212,771
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,289)	79	(1,210)
Included in other comprehensive income	(10,138)	—	—	(10,138)
Purchases, issuances, and settlements, net	(3,599)	7,259	(131)	3,529

Balance at September 30, 2010	$154,099	$50,797	$56	$204,952

Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$—	$(1,089)	$309	$(780)

For the three months ended September 30, 2009:

Balance at June 30, 2009	$170,263	$43,020	$247	$213,530
Total gains or losses (realized/unrealized):
Included in earnings	—	(339)	(324)	(663)
Included in other comprehensive income	1,198	—	—	1,198
Purchases, issuances, and settlements, net	(1,397)	119	50	(1,228)

Balance at September 30, 2009	$170,064	$42,800	$(27)	$212,837

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$—	$(339)	$79	$(260)

For the nine months ended September 30, 2009:

Balance at January 1, 2009	$167,996	$49,494	$64	$217,554
Total gains or losses (realized/unrealized):
Included in earnings	—	(3,216)	(36)	(3,252)
Included in other comprehensive income	3,751	—	—	3,751
Purchases, issuances, and settlements, net	(1,683)	(3,478)	(55)	(5,216)

Balance at September 30, 2009	$170,064	$42,800	$(27)	$212,837

Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$—	$(3,216)	$88	$(3,128)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

			Investment
			Securities
		Other Non-	Gains
	Loan Fees	Interest	(Losses),
(In thousands)	and Sales	Income	Net	Total

For the three months ended September 30, 2010:

Total gains or losses included in earnings	$194	$(7)	$1,352	$1,539

Change in unrealized gains or losses relating to assets still held at September 30, 2010	$281	$11	$1,352	$1,644

For the nine months ended September 30, 2010:

Total gains or losses included in earnings	$73	$6	$(1,289)	$(1,210)

Change in unrealized gains or losses relating to assets still held at September 30, 2010	$281	$28	$(1,089)	$(780)

For the three months ended September 30, 2009:

Total gains or losses included in earnings	$(328)	$4	$(339)	$(663)

Change in unrealized gains or losses relating to assets still held at September 30, 2009	$75	$4	$(339)	$(260)

For the nine months ended September 30, 2009:

Total gains or losses included in earnings	$(49)	$13	$(3,216)	$(3,252)

Change in unrealized gains or losses relating to assets still held at September 30, 2009	$75	$13	$(3,216)	$(3,128)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at September 30, 2010 and 2009 are shown in the table below.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The portfolio consists primarily of student loans, and to a lesser extent, residential real estate loans. The Company’s student loans are contracted for sale with the Federal Department of Education (DOE) and various investors in the secondary market. Beginning in 2008, the secondary market for student loans was disrupted by liquidity concerns. Consequently, several investors have been unable to consistently purchase loans under existing contractual terms. Loans under contract to these investors have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3 and resulted in an impairment reserve of $828 thousand at December 31, 2009. During the first nine months of

2010, $442 thousand of this reserve was reversed as certain of the related loans were sold. The remainder of the identified portfolio, for which performance concern remains, was carried at $12.4 million at September 30, 2010. The measurement of fair value for the remaining student loans is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

Long-lived assets held for sale

The Company owns an office building in downtown Kansas City, which formerly housed its check processing operations, which is classified as held for sale. In accordance with the provisions of ASC 360-10-35, it was written down to its estimated fair value, less cost to sell, in June 2010. Fair value was estimated in a process which considered current local commercial real estate market conditions and the judgment of the sales agent on pricing and sales strategy. These fair value measurements are classified as Level 3.

For assets measured at fair value on a nonrecurring basis during the first nine months of 2010 and 2009, and still held as of September 30, 2010 and 2009, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2010 and 2009.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active			Total Gains
		Markets	Significant		(Losses)
		for	Other	Significant	Recognized
		Identical	Observable	Unobservable	During the Nine
		Assets	Inputs	Inputs	Months Ended
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	September 30

As of September 30, 2010
Loans	$48,858	$—	$—	$48,858	$(12,681)
Private equity investments	980	—	—	980	(100)
Mortgage servicing rights	962	—	—	962	(434)
Foreclosed assets	8,423	—	—	8,423	(3,016)
Long-lived assets held for sale	4,300	—	—	4,300	(969)

As of September 30, 2009
Loans	$58,817	$—	$—	$58,817	$(37,637)
Private equity investments	2,250	—	—	2,250	(800)
Mortgage servicing rights	1,470	—	—	1,470	(58)
Foreclosed assets	2,296	—	—	2,296	(457)

14.	Fair Value of Financial Instruments

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

Federal Funds Sold and Securities Purchased under Agreements to Resell, Interest Earning Deposits With Banks and Cash and Due From Banks

The carrying amounts of short-term federal funds sold and securities purchased under agreements to resell, interest earning deposits with banks, and cash and due from banks approximate fair value. Federal funds sold and securities purchased under agreements to resell classified as short-term generally mature in 90 days or less. The fair value of long-term securities purchased under agreements to resell is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010
	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial Assets
Loans, including held for sale	$9,954,373	$10,034,336
Available for sale investment securities	7,164,273	7,164,273
Trading securities	20,828	20,828
Non-marketable securities	110,487	110,487
Short-term federal funds sold and securities purchased under agreements to resell	4,550	4,550
Long-term securities purchased under agreements to resell	350,000	358,573
Accrued interest receivable	72,899	72,899
Derivative instruments	25,528	25,528
Cash and due from banks	412,315	412,315
Interest earning deposits with banks	4,047	4,047

Financial Liabilities
Non-interest bearing demand deposits	$1,752,930	$1,752,930
Savings, interest checking and money market deposits	9,712,088	9,712,088
Time open and C.D.’s	2,926,541	2,953,800
Federal funds purchased and securities sold under agreements to repurchase	1,530,555	1,530,953
Other borrowings	337,863	363,475
Accrued interest payable	14,938	14,938
Derivative instruments	26,786	26,786

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2009 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results to be attained for any other period.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 13 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $6.5 billion, or 91.1% of the available for sale portfolio at September 30, 2010, and were classified as Level 2 measurements. The Company also holds $154.1 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement.

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

At September 30, 2010, non-agency guaranteed mortgage-backed securities with a par value of $197.5 million were identified as other than temporarily impaired. The credit-related impairment loss on these securities amounted to $6.7 million, which was recorded in the consolidated income statement in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $14.9 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $55.2 million at September 30, 2010. Changes in fair value are reflected in current earnings, and reported in investment securities gains (losses), net in the consolidated income statements. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment, and are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2010	2009	2010	2009

Per Share Data
Net income per common share – basic	$.67	$.63	$1.92	$1.47
Net income per common share – diluted	.67	.63	1.91	1.47
Cash dividends	.235	.229	.705	.686
Book value			24.54	22.33
Market price			37.59	35.47
Selected Ratios
(Based on average balance sheets)
Loans to deposits(1)	68.88%	77.40%	71.88%	81.96%
Non-interest bearing deposits to total deposits	6.93	6.33	6.85	6.12
Equity to loans(1)	20.18	16.62	19.17	15.01
Equity to deposits	13.90	12.86	13.78	12.30
Equity to total assets	10.84	10.13	10.81	9.64
Return on total assets	1.19	1.16	1.17	.91
Return on total equity	10.98	11.49	10.85	9.49
(Based on end-of-period data)
Non-interest income to revenue(2)	38.44	38.44	37.76	38.36
Efficiency ratio(3)	59.51	57.75	59.48	60.76
Tier I risk-based capital ratio			14.27	12.77
Total risk-based capital ratio			15.64	14.14
Tangible equity to assets ratio(4)			10.26	9.60
Tier I leverage ratio			9.93	9.65

(1)	Includes loans held for sale.
(2)	Revenue includes net interest income and non-interest income.
(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4)	The tangible equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Results of Operations

Summary

	Three Months Ended			Nine Months Ended
	September 30			September 30
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Net interest income	$159,437	$163,539	(2.5)%	$485,255	$470,999	3.0%
Provision for loan losses	(21,844)	(35,361)	(38.2)	(78,353)	(119,695)	(34.5)
Non-interest income	99,543	102,135	(2.5)	294,442	293,128	.4
Investment securities gains (losses), net	16	(945)	N.M.	(2,989)	(5,870)	(49.1)
Non-interest expense	(155,119)	(154,489)	.4	(466,888)	(467,386)	(.1)
Income taxes	(26,012)	(23,415)	11.1	(71,817)	(52,264)	37.4
Non-controlling interest (expense) income	(136)	185	N.M.	139	541	(74.3)

Net income	$55,885	$51,649	8.2%	$159,789	$119,453	33.8%

For the quarter ended September 30, 2010, net income amounted to $55.9 million, an increase of $4.2 million, or 8.2%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.19%, the annualized return on average equity was 10.98%, and the efficiency ratio was 59.41%. Diluted earnings per share was $.67, an increase of 6.3% compared to $.63 per share in the third quarter of 2009. Compared to the third quarter of last year, net interest income decreased $4.1 million, or 2.5%, mainly due to lower rates earned on investment securities and lower loan balances, partly offset by higher investment security balances and lower rates paid on deposits. In addition, non-interest income decreased $2.6 million, largely due to a $6.1 million decrease in deposit account fees. This reduction occurred as the Company implemented new regulations on July 1, 2010 which limited overdraft fees on debit card transactions. The effect was partly offset by increases in bank card and trust fees. Compared to the same period last year, non-interest expense increased $630 thousand, or .4%, due mainly to a $1.3 million increase in data processing and software expense and the reversal in the previous period of $2.5 million of Visa litigation expense, partly offset by declines of $1.8 million in salaries and benefits expense and $1.3 million in supplies and communication costs. The provision for loan losses totaled $21.8 million for the current quarter, representing a decrease of $13.5 million from the third quarter of 2009.

Net income for the first nine months of 2010 was $159.8 million, an increase of $40.3 million, or 33.8%, over the same period in the previous year. For the first nine months of 2010, the annualized return on average assets was 1.17%, the annualized return on average equity was 10.85%, and the efficiency ratio was 59.48%. Diluted earnings per share was $1.91, an increase of 29.9% over $1.47 per share in the same period last year. Compared to the first nine months of 2009, net interest income grew $14.3 million, or 3.0%. Non-interest income grew $1.3 million, or .4%, largely due to an increase of $19.3 million in bank card transaction fees and $2.4 million in trust fees, which were partially offset by declines in deposit account fees, bond trading income, consumer brokerage services, and loan fees and sales. Non-interest expense remained well-controlled, declining $498 thousand compared to the same period last year. The provision for loan losses totaled $78.4 million, down $41.3 million, or 34.5%, compared to the same period last year.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30, 2010 vs. 2009			September 30, 2010 vs. 2009
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$(8,545)	$(3,587)	$(12,132)	$(31,890)	$(4,084)	$(35,974)
Loans held for sale	56	(133)	(77)	403	(1,710)	(1,307)
Investment securities:
U.S. government and federal agency securities	2,927	(5,138)	(2,211)	12,299	(8,677)	3,622
State and municipal obligations	935	(1,106)	(171)	2,696	(2,088)	608
Mortgage and asset-backed securities	9,535	(18,779)	(9,244)	31,879	(41,219)	(9,340)
Other securities	(438)	1,201	763	(352)	1,028	676

Total interest on investment securities	12,959	(23,822)	(10,863)	46,522	(50,956)	(4,434)

Short-term federal funds sold and securities purchased under agreements to resell	(43)	3	(40)	(217)	55	(162)
Long-term securities purchased under agreements to resell	862	—	862	862	—	862
Interest earning deposits with banks	(19)	5	(14)	(257)	7	(250)

Total interest income	5,270	(27,534)	(22,264)	15,423	(56,688)	(41,265)

Interest expense:
Deposits:
Savings	15	14	29	45	(88)	(43)
Interest checking and money market	9,280	(9,743)	(463)	4,494	(6,109)	(1,615)
Time open & C.D.’s of less than $100,000	(2,415)	(5,626)	(8,041)	(7,016)	(17,443)	(24,459)
Time open & C.D.’s of $100,000 and over	(1,000)	(3,970)	(4,970)	(6,394)	(12,306)	(18,700)

Total interest on deposits	5,880	(19,325)	(13,445)	(8,871)	(35,946)	(44,817)

Federal funds purchased and securities sold under agreements to repurchase	44	(276)	(232)	283	(948)	(665)
Other borrowings	(4,450)	(502)	(4,952)	(10,047)	(1,196)	(11,243)

Total interest expense	1,474	(20,103)	(18,629)	(18,635)	(38,090)	(56,725)

Net interest income, fully taxable equivalent basis	$3,796	$(7,431)	$(3,635)	$34,058	$(18,598)	$15,460

Net interest income for the third quarter of 2010 was $159.4 million, a $4.1 million, or 2.5%, decrease from the third quarter of 2009. The decrease in net interest income was primarily the result of lower average rates earned on loans and investment securities, in addition to lower average loan balances, which were partly offset by higher average balances of investment securities and lower interest expense on deposits and borrowings. The Company’s tax equivalent net interest rate margin was 3.75% for the third quarter of 2010 compared to 4.02% in the third quarter of 2009.

Total interest income, on a tax equivalent basis (T/E), decreased $22.3 million, or 10.8%, from the third quarter of 2009. Interest income on loans (T/E) declined $12.1 million, due to a decrease of $738.0 million, or 7.1%, in average loan balances coupled with a 10 basis point decrease in average rates earned. The decrease in average loans compared to the third quarter of 2009 occurred in all categories except consumer credit cards, as loan demand remained weak. Interest income from consumer loans, which consist mainly of automobile and marine and recreational vehicle (RV) loans, decreased from the third quarter of 2009 due to a decline of 13.3%, or $189.8 million, in average consumer loans coupled with a 34 basis point decrease in average rates earned. Included in the decrease in average consumer loan balances was a decline in marine and RV loans of $141.8 million, as loan pay-downs exceeded new loan originations. Average business loans decreased $101.2 million and average business real estate loans decreased $148.6 million compared to the third quarter of 2009. Additionally, average construction loan balances decreased $168.4 million and average personal real estate loan balances decreased $127.0 million compared to third quarter 2009. Average credit card balances increased 4.7%, or $34.4 million compared to the same quarter of 2009, and is reflective of increased card usage and continued marketing efforts to attract new balances. Interest income on investment securities (T/E) decreased $10.9 million, or 16.6%, from the third quarter of 2009. This decrease resulted mainly from a 153 basis point decline in average rates earned, partly offset by a $1.4 billion, or 25.1%, increase in average balances. The average yield on the investment portfolio declined to 3.05% in the current quarter compared to 4.58% in the third quarter of 2009, reducing tax equivalent interest income by $23.8 million. Most of the offsetting growth in average balances occurred in mortgage and asset-backed securities and U.S. government and federal agency securities, which increased by $1.1 billion and $259.8 million, respectively. During the current quarter, the Company acquired $550 million (par value) of agency mortgage-backed securities on a forward delivery basis in the TBA market. This was done as part of asset/liability strategies to lock in higher rates; however, interest was not earned on these securities for part of the quarter. The effect of this transaction was to reduce interest income approximately $1.9 million this quarter, but it allows the Company to earn higher rates in future quarters. The Company also holds U.S. Treasury inflation-protected securities, which had a book value of $425.4 million at September 30, 2010. During the current quarter, there was virtually no inflation-adjusted income earned on these bonds, compared to $2.6 million earned in the second quarter of 2010. The estimated effect of the lower inflation income coupled with the purchase of the TBA securities was to lower the average yield on total earning assets in the current quarter by 10 basis points. The resulting average tax equivalent yield on total interest earning assets was 4.19% in the third quarter of 2010 compared to 4.93% in the third quarter of 2009.

Total interest expense decreased $18.6 million, or 48.9%, compared to the third quarter of 2009, primarily due to a $13.0 million decline in interest expense on certificates of deposit, coupled with a $5.0 million decrease in interest expense on other borrowings. The decline in interest expense on certificates of deposit resulted from a 122 basis point decrease in average rates paid on certificates of deposit less than $100,000 and a 90 basis point decrease in average rates paid on certificates of deposit greater than $100,000, coupled with a decrease of $833.8 thousand, or 21.4%, in total average certificate of deposit balances. Interest checking and money market average balances increased $1.3 billion, or 15.3%. The impact of this growth was offset by a 7 basis point decrease in average rates paid on these deposits. Interest expense on other borrowings declined mainly due to lower FHLB advances, which declined $469.1 million, or 57.8%. The overall average rate incurred on all interest bearing liabilities decreased to .52% in the third quarter of 2010 compared to 1.02% in the third quarter of 2009.

Net interest income for the first nine months of 2010 was $485.3 million compared to $471.0 million for the same period in 2009. For the first nine months of 2010, the net yield on total interest earning assets on a tax equivalent basis was 3.91% compared to 3.92% in the first nine months of 2009. The increase in net interest income in the first nine months in 2010 compared to the same period in 2009 was primarily the result of lower interest expense on interest bearing deposits and other borrowings due to lower average rates and balances, which were partially offset by lower earnings on the loan and investment securities portfolios. Interest expense decreased $56.7 million, or 45.9%, which was partially offset by a decrease in interest income (T/E) of $41.3 million, or 6.8%.

Total interest income (T/E) for the first nine months of 2010 decreased from the same period last year primarily due to lower interest earned on the loan and investment securities portfolios. Loan interest income (T/E) declined $36.0 million, largely due to a $969.8 million, or 9.0%, decline in total average loan balances. As noted in the quarterly comparison above, declines occurred in all loan categories except consumer credit card loans. Investment securities interest income (T/E) decreased $4.4 million and resulted from a 128 basis point decrease in average rates earned, partially offset by an increase in investment securities average balances of $1.6 billion, or 33.2%.

The decrease of $56.7 million in interest expense for the nine months of 2010 compared to the same period in the prior year was primarily due to a decrease of 48 basis points in the average rate incurred on total interest bearing deposits coupled with a decrease in average interest bearing liabilities. Average certificates of deposit balances decreased $1.0 billion. Additionally, average balances of other borrowings, which is mostly comprised of FHLB borrowings, decreased $442.4 million, or 45.6%, contributing to the lower interest expense. For the first nine months of 2010, the overall cost of interest bearing liabilities decreased 52 basis points to .60%, compared to 1.12% in the same period in the prior year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Bank card transaction fees	$37,723	$31,279	20.6%	$107,872	$88,552	21.8%
Deposit account charges and other fees	21,693	27,750	(21.8)	71,146	80,277	(11.4)
Trust fees	20,170	19,258	4.7	59,846	57,486	4.1
Bond trading income	5,133	5,187	(1.0)	15,524	17,529	(11.4)
Consumer brokerage services	2,390	2,692	(11.2)	6,879	8,418	(18.3)
Loan fees and sales	5,830	6,851	(14.9)	11,141	13,545	(17.7)
Other	6,604	9,118	(27.6)	22,034	27,321	(19.4)

Total non-interest income	$99,543	$102,135	(2.5)%	$294,442	$293,128	.4%

Non-interest income as a % of total revenue*	38.4%	38.4%		37.8%	38.4%

*	Total revenue includes net interest income and non-interest income.

For the third quarter of 2010, total non-interest income amounted to $99.5 million compared with $102.1 million in the same quarter last year, which was a decrease of $2.6 million, or 2.5%. Bank card fees for the quarter increased $6.4 million, or 20.6%, over the third quarter of last year, primarily due to continued growth in transaction fees earned on corporate card, debit card and merchant activity, which grew by 44.8%, 13.6% and 13.7%, respectively. The growth in corporate card fees continued to result from both new customer transactions and increased volumes from existing customers. Debit card fees in the current quarter comprised 38.6% of total bank card fees, while corporate card fees comprised 33.0% of total fees. Trust fees for the quarter increased $912 thousand, or 4.7%, over the same quarter last year and resulted from growth in both personal and institutional trust business, but continued to be negatively affected by low interest rates on money market investments held in trust accounts. Deposit account fees declined $6.1 million, or 21.8%, from the same period last year as a result of a $6.0 million decline in overdraft fee income. The lower overdraft fees resulted from the Company’s implementation on July 1, 2010 of new overdraft regulations on debit card transactions. Corporate cash management fees, which comprised 37.8% of total deposit account fees in the current quarter, declined 5.0% compared to the same period in the previous year. Bond trading income for the current quarter totaled $5.1 million, a decrease of 1.0% from the same period last year. Consumer brokerage services revenue decreased $302 thousand, or 11.2%, mainly due to a 39.1% decline in money market mutual fund fees. Loan fees and sales revenue totaled $5.8 million this quarter, down $1.0 million compared to the same quarter last year. The current quarter included gains of $3.7 million on sales of $246 million of student loans, compared to gains of $4.4 million in the same quarter last year, coupled with lower loan commitment fees. Other non-interest income for the current quarter decreased $2.5 million, or 27.6%, from the same quarter last year, partly due to retirement losses on fixed assets no longer in use, in addition to declines in tax credit sales income and equipment rental income.

Non-interest income for the nine months ended September 30, 2010 was $294.4 million compared to $293.1 million in the first nine months of 2009, resulting in an increase of $1.3 million, or .4%. Bank card fees increased $19.3 million, or 21.8%, due to growth of 52.4%, 13.3%, and 12.6% in corporate card, debit card, and merchant fees, respectively. Deposit account fees decreased $9.1 million, or 11.4%, due to an 18.0% decline in overdraft fee revenue. Trust fee income increased $2.4 million as a result of growth in personal and institutional trust fees, offset by lower corporate fees. Consumer brokerage revenue declined $1.5 million, or 18.3%, mainly due to lower mutual fund fees. Bond trading income declined $2.0 million, or 11.4%, due to lower sales volume, while loan fees and sales decreased by $2.4 million, largely due to a $2.3 million decline in gains on student loan sales. Other non-interest income decreased $5.3 million partly due to an impairment charge of $969 thousand on an office building held for sale, coupled with other fixed asset retirement losses. Also included were declines in cash sweep commissions and equipment rental income, partially offset by higher letters of credit fees.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three and nine months ended September 30, 2010 and 2009 are shown in the table below. Net securities gains of $16 thousand were recorded in the third quarter of 2010, while net securities losses of $3.0 million were recorded in the first nine months of 2010. Included in these gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other than temporarily impaired. These identified securities had a total par value of $197.5 million at September 30, 2010. During the current quarter, additional credit-related impairment losses of $2.0 million were recorded, bringing the total credit-related impairment losses during the first nine months of 2010 to $4.2 million. The cumulative credit-related impairment loss on these securities, recorded in earnings, amounted to $6.7 million, while the cumulative noncredit-related loss on these securities, which has been recorded in other comprehensive income (loss), was $14.9 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated income statements, resulting in income of $302 thousand for the first nine months of 2010 and $865 thousand for the same period last year.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In thousands)	2010	2009	2010	2009

Available for sale:
Municipal bonds	$280	$(23)	$1,168	$(23)
Corporate bonds	—	—	498	(11)
Agency mortgage-backed bonds	484	—	484	—
Non-agency mortgage-backed bonds	—	—	383	—
Other asset-backed bonds	—	—	—	75
OTTI losses on non-agency mortgage-backed bonds	(2,045)	(1,464)	(4,178)	(2,811)
Non-marketable:
Private equity investments	1,297	542	(1,344)	(3,100)

Total investment securities gains (losses), net	$16	$(945)	$(2,989)	$(5,870)

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Salaries and employee benefits	$85,442	$87,267	(2.1)%	$259,988	$260,299	(.1)%
Net occupancy	12,086	11,752	2.8	35,697	34,652	3.0
Equipment	5,709	6,306	(9.5)	17,548	18,883	(7.1)
Supplies and communication	6,724	8,061	(16.6)	20,891	24,994	(16.4)
Data processing and software	16,833	15,500	8.6	50,936	44,854	13.6
Marketing	5,064	4,846	4.5	14,784	14,099	4.9
Deposit insurance	4,756	4,833	(1.6)	14,445	21,908	(34.1)
Indemnification obligation	—	(2,496)	N.M.	(1,683)	(2,496)	(32.6)
Other	18,505	18,420	.5	54,282	50,193	8.1

Total non-interest expense	$155,119	$154,489	.4%	$466,888	$467,386	(.1)%

Non-interest expense for the third quarter of 2010 amounted to $155.1 million, an increase of $630 thousand, or .4%, compared with $154.5 million recorded in the third quarter of last year. Salaries and benefits expense was well controlled in the current quarter, decreasing $1.8 million, or 2.1%, from the same quarter last year, mainly due to lower salaries, pension and 401K plan expense, and medical claims costs. Full-time equivalent employees totaled 5,011 at September 30, 2010 compared to 5,148 at September 30, 2009. Occupancy costs increased $334 thousand, or 2.8%, over the same quarter last year, primarily due to higher utilities expense. Equipment expense decreased $597 thousand, or 9.5%, from the same quarter last year due to lower depreciation expense on data processing equipment. Supplies and communication expense declined $1.3 million, or 16.6%, due to lower supplies, postage and courier costs, while marketing costs increased 4.5% over the same period last year. Data processing and software costs increased $1.3 million, or 8.6%, mainly as a result of higher bank card processing costs (related to higher bank card revenues). FDIC insurance expense totaled $4.8 million, a decrease of $77 thousand from the same period last year. The indemnification obligation related to Visa litigation is reduced whenever Visa makes a contribution to its escrow account, which occurred in the third quarter of 2009 and resulted in a reversal of $2.5 million. A contribution was also made in the second quarter of 2010, resulting in a $1.7 million reversal. Other non-interest expense increased slightly over the same quarter last year due to higher write-downs and holding costs on foreclosed real estate and personal property, partly offset by a decline in operating losses.

For the first nine months of 2010, non-interest expense amounted to $466.9 million, a decrease of $498 thousand, or .1%, compared with $467.4 million in the same period last year. Salaries and benefits expense declined by $311 thousand overall, largely due to lower health care costs and pension plan expense. These declines were partly offset by higher 401K plan expense and a .4% increase in total salaries expense, mainly due to higher incentive compensation. Occupancy costs increased $1.0 million, or 3.0%, primarily resulting from higher real estate taxes and utilities expense. Equipment costs decreased $1.3 million mainly due to lower depreciation on data processing equipment. Supplies and communication expense declined $4.1 million, or 16.4%, due to lower courier and supplies costs. Data processing and software costs grew $6.1 million, primarily due to higher bank card processing costs and higher student loan servicing costs. Deposit insurance decreased $7.5 million mainly due to a special assessment levied by the FDIC in 2009 which did not reoccur in 2010. Other non-interest expense increased $4.1 million and included higher write-downs and other expenses on foreclosed property, legal and professional fees, and bank card related expenses. These increases to expense were partially offset by lower operating losses.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
	Sept. 30	June 30	Sept. 30	September 30
(In thousands)	2010	2010	2009	2010	2009

Provision for loan losses	$21,844	$22,187	$35,361	$78,353	$119,695

Net loan charge-offs (recoveries):
Business	582	2,223	4,626	3,072	10,846
Real estate-construction and land	1,971	480	4,463	13,417	24,062
Real estate-business	776	1,022	1,253	2,229	3,062
Consumer credit card	12,592	12,338	12,577	37,995	36,554
Consumer	4,912	4,743	6,522	15,179	24,331
Revolving home equity	276	650	233	1,506	629
Student	2	—	2	5	4
Real estate-personal	379	515	797	1,095	1,557
Overdrafts	354	216	423	797	803

Total net loan charge-offs	$21,844	$22,187	$30,896	$75,295	$101,848

	Three Months Ended			Nine Months Ended
	Sept. 30	June 30	Sept. 30	September 30
	2010	2010	2009	2010	2009

Annualized net loan charge-offs*:
Business	.08%	.31%	.61%	.14%	.45%
Real estate-construction and land	1.47	.34	2.53	3.11	4.26
Real estate-business	.15	.20	.23	.15	.19
Consumer credit card	6.55	6.71	6.85	6.73	6.79
Consumer	1.58	1.50	1.82	1.60	2.17
Revolving home equity	.23	.54	.19	.41	.17
Real estate-personal	.10	.14	.20	.10	.13
Overdrafts	21.07	12.71	14.87	15.17	11.38

Total annualized net loan charge-offs	.89%	.91%	1.17%	1.03%	1.26%

*	as a percentage of average loans (excluding loans held for sale)

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

Loans subject to individual evaluation are all classified as impaired, and generally consist of business, construction, commercial real estate and personal real estate loans on non-accrual status. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, allowances are estimated. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations. Restructured loans whose terms have been modified and classified as troubled debt restructurings, and which are performing under those modified terms, are classified as impaired and also aggregated for impairment evaluation.

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

Net loan charge-offs for the third quarter of 2010 amounted to $21.8 million, compared with $22.2 million in the prior quarter and $30.9 million in the third quarter of last year. The $343 thousand decrease in net loan charge-offs in the third quarter of 2010 compared to the previous quarter was mainly the result of lower business, business real estate and revolving home equity loan losses, but offset by an increase in construction loan losses of $1.5 million. The $9.1 million decrease in net loan charge-offs in the third quarter of 2010 compared to the same quarter in 2009 was mainly the result of lower loan losses on business loans of $4.0 million, construction loans of $2.5 million, and consumer loans of $1.6 million. The ratio of annualized total net loan charge-offs to total average loans was .89% in the current quarter, compared to .91% in the previous quarter and 1.17% in the same quarter last year.

For the third quarter of 2010, annualized net charge-offs on average consumer credit card loans amounted to 6.55%, compared with 6.71% in the previous quarter and 6.85% in the same period last year. Consumer loan net charge-offs for the quarter amounted to 1.58% of average consumer loans, compared to 1.50% in the previous quarter and 1.82% in the same quarter last year.

The provision for loan losses for the current quarter totaled $21.8 million, matching net loan charge-offs for the quarter. The current quarter provision was $343 thousand lower than the previous quarter and $13.5 million lower than the same quarter last year. The amount of the provision in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. The provision in the current quarter was influenced by improved asset quality and lower overall loan balances.

Net charge-offs during the first nine months of 2010 were $75.3 million compared to $101.8 million in the same period of 2009. The $26.6 million decrease was due to declines in net charge-offs of business loans of $7.8 million, construction loans of $10.6 million and consumer loans of $9.2 million. The decreases were slightly offset by an increase in net charge-offs of consumer credit card loans of $1.4 million and revolving home equity loans of $877 thousand. The provision for loan losses was $78.4 million in the first nine months of 2010 compared to $119.7 million in the same period in 2009.

The allowance for loan losses at September 30, 2010 totaled $197.5 million, and was unchanged from the previous quarter. At September 30, 2010, the allowance was 2.04% of total loans, excluding loans held for sale, and 220% of total non-accrual loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2010.

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

	September 30	December 31
(Dollars in thousands)	2010	2009

Non-accrual loans:
Business	$11,242	$12,874
Real estate – construction and land	53,106	62,509
Real estate – business	17,886	21,756
Real estate – personal	7,375	9,384
Consumer	—	90

Total non-accrual loans	89,609	106,613

Foreclosed real estate	12,539	10,057

Total non-performing assets	$102,148	$116,670

Non-performing assets as a percentage of total loans	1.05%	1.15%
Non-performing assets as a percentage of total assets	.54%	.64%

Loans past due 90 days and still accruing interest:
Business	$2,598	$3,672
Real estate – construction and land	712	1,184
Real estate – business	206	402
Real estate – personal	4,261	3,102
Consumer	1,956	2,045
Revolving home equity	804	878
Student	19,949	14,346
Consumer credit card	12,237	17,003

Total loans past due 90 days and still accruing interest	$42,723	$42,632

Non-accrual loans, which are also considered to be impaired, totaled $89.6 million at September 30, 2010, and decreased $17.0 million from amounts recorded at December 31, 2009. The decline from December 31, 2009 occurred mainly in construction and land real estate and business real estate non-accrual loans, which decreased $9.4 million and $3.9 million, respectively. At September 30, 2010, non-accrual loans were comprised mainly of construction and land real estate loans (59.3%), business real estate loans (20.0%) and business loans (12.5%). Foreclosed real estate increased $2.5 million to a balance of $12.5 million at September 30, 2010.

Total loans past due 90 days or more and still accruing interest amounted to $42.7 million as of September 30, 2010, which included $19.9 million in federally guaranteed student loans. The balance of loans 90 days past due or more increased slightly when compared to December 31, 2009, resulting mainly from increases of $5.6 million in student and $1.2 million in personal real estate loan delinquencies, offset by decreases of $4.8 million and $1.1 million in consumer credit card and business loan delinquencies, respectively.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $264.7 million at September 30, 2010 compared with $319.9 million at December 31, 2009, resulting in a decrease of $55.2 million, or 17.3%. The decrease was largely due to a $49.0 million decline in construction and land real estate loans.

	September 30	December 31
(In thousands)	2010	2009

Potential problem loans:
Business	$92,521	$93,256
Real estate – construction and land	66,260	115,251
Real estate – business	97,535	98,951
Real estate – personal	8,188	12,013
Consumer	175	409

Total potential problem loans	$264,679	$319,880

At September 30, 2010, the Company had identified approximately $114.3 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $32.0 million have been placed on non-accrual status. Of the remaining $82.3 million, approximately $68.0 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates equal to or higher than the previous rates in effect. The new rates, however, were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $14.3 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs.

Within the total loan portfolio, certain sectors are considered at higher risk due to their contractual features and collateral values that could increase credit exposure in the present economic environment. Additional information about the major types of loans in these categories and their risk features is provided below. Loan-to-value (LTV) ratio information was generally calculated using valuations at loan origination date.

Real Estate – Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 5.4% of total loans outstanding at September 30, 2010. Balances in this portfolio decreased $141.4 million, or 21.3%, since December 31, 2009, which was mainly a reflection of the slower economy. Also contributing to the decline in balances were $13.4 million in net loan charge offs during the first nine months of 2010, most of which occurred in the first quarter.

			% of			% of
	September 30		Total	December 31		Total
(In thousands)	2010	% of Total	Loans	2009	% of Total	Loans

Residential land and land development	$126,976	24.2%	1.3%	$181,257	27.2%	1.8%
Residential construction	90,319	17.2	1.0	110,165	16.6	1.1
Commercial land and land development	118,670	22.7	1.2	144,880	21.8	1.4
Commercial construction	187,784	35.9	1.9	228,808	34.4	2.3

Total real estate – construction and land loans	$523,749	100.0%	5.4%	$665,110	100.0%	6.6%

Real Estate – Business Loans

Total business real estate loans were $2.0 billion at September 30, 2010 and comprised 20.5% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 50% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

			% of			% of
	September 30		Total	December 31		Total
(In thousands)	2010	% of Total	Loans	2009	% of Total	Loans

Owner-occupied	$989,922	49.8%	10.2%	$1,101,870	52.4%	10.9%
Office	255,614	12.9	2.6	214,408	10.2	2.1
Retail	197,168	9.9	2.0	210,619	10.0	2.1
Multi-family	137,601	6.9	1.4	112,664	5.3	1.1
Farm	121,401	6.1	1.3	131,245	6.2	1.3
Hotels	103,316	5.2	1.1	115,056	5.5	1.1
Industrial	95,405	4.8	1.0	142,745	6.8	1.4
Other	88,219	4.4	.9	75,423	3.6	.7

Total real estate – business loans	$1,988,646	100.0%	20.5%	$2,104,030	100.0%	20.7%

Real Estate – Personal Loans

The Company’s $1.4 billion personal real estate loan portfolio is composed of loans collateralized with residential real estate. Approximately $20.2 million of these loans were structured with interest only payments. These loans were mainly made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. At September 30, 2010, the Company had loans totaling $162.0 million with no mortgage insurance that also have an LTV greater than 80%, compared to $182.8 million at December 31, 2009. The decrease was mainly due to increased customer refinancings.

Revolving Home Equity Loans

The Company also has $486.7 million in revolving home equity loans at September 30, 2010, that are generally collateralized by residential real estate. Most of these loans (95.5%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2010, the outstanding principal of loans with an LTV higher than 80% was $81.1 million compared to $86.7 million as of December 31, 2009. Loan balances over 30 days past due with interest only payments within the revolving home equity loan portfolio amounted to $1.5 million, or .3%, at September 30, 2010 compared to $2.1 million, or .4% at December 31, 2009.

Fixed Rate Home Equity Loans

The Company also offers a fixed rate home equity loan product, typically for home repair or remodeling. This product is an alternative for individuals who want to finance a specific project or purchase, and decide to lock in a specific monthly payment over a defined period. This portfolio of loans approximated $134.9 million and $132.7 million at September 30, 2010 and December 31, 2009, respectively. At the end of the third quarter of 2010, $41.0 million of this portfolio had an LTV over 80%, down slightly from $44.9 million at the end of 2009.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled 6.1% of the outstanding balance of fixed rate home equity loans at September 30, 2010. Since 2008, the Company has limited the offering of fixed rate home equity loans with LTV ratios over 90%. As a result, $4.7 million in new fixed rate home equity loans were written with LTV ratios over 90% during the first nine months of 2010, mainly to high net worth individuals.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in the first nine months of 2010 of $1.1 million, $1.5 million and $1.3 million, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime loan products, which is defined as those offerings made to customers with a FICO score below 650, and has purchased no brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised of automobile and marine and RV. Outstanding balances for these loans were $933.8 million and $1.1 billion at September 30, 2010 and December 31, 2009, respectively. The balances over 30 days past due amounted to $14.0 million at September 30, 2010 compared to $22.4 million at the end of 2009. For the nine months ended September 30, 2010, $136.8 million of new loans, mostly automobile loans, were originated, compared to $159.9 million during the full year of 2009. The Company experienced rapid growth in marine and RV loans outstanding during 2006 through 2008. However, due to continuing weak credit and economic conditions, this loan product offering was curtailed in mid 2008.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at September 30, 2010 of $791.3 million in consumer credit card loans outstanding, approximately $176.0 million, or 22.2%, carried a low introductory rate. Within the next nine months, $94.9 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Income Taxes

Income tax expense was $26.0 million in the third quarter of 2010, compared to $27.4 million in the second quarter of 2010 and $23.4 million in the third quarter of 2009. The Company’s effective income tax rate, including the effect of non-controlling interest, was 31.8% in the third quarter of 2010, compared with 31.5% in the second quarter of 2010 and 31.2% in the third quarter of 2009. Additionally, income tax expense was $71.8 million in the first nine months of 2010 compared to $52.3 million in the first nine months of 2009, resulting in effective income tax rates, including the effect of non-controlling interest, of 31.0% and 30.4%, respectively. Effective tax rates were higher in 2010 compared to 2009 mainly due to changes in the mix of taxable and non-taxable income on higher pre-tax income.

Financial Condition

Balance Sheet

Total assets of the Company were $18.8 billion at September 30, 2010 compared to $18.1 billion at December 31, 2009. Earning assets (excluding fair value adjustments on available for sale investment securities) amounted to $17.4 billion at September 30, 2010 consisting of 57.1% in loans and 40.8% in investment securities, compared to $16.9 billion at December 31, 2009.

At September 30, 2010, total loans, excluding loans held for sale, decreased $439.1 million, or 4.3%, compared with balances at December 31, 2009. Construction loans and business real estate loans declined $256.7 million. Personal real estate loans decreased $92.2 million and consumer loans, mainly comprised of automobile and marine and RV loans, declined $116.7 million. The decrease in loan balances was the result of principal loan pay-downs exceeding new loan originations for these products as borrowers continue to react to the difficult economy by reducing line of credit usage and overall debt levels, resulting in lower origination demand. Also, the Company has ceased most marine and RV lending. As noted earlier, effective October 8, 2010, the Company sold all of its held to maturity student loans, totaling approximately $311.5 million, and will recognize a gain of $6.9 million in the fourth quarter of 2010.

Loans held for sale, comprised mostly of student loans, decreased $96.9 million compared to December 31, 2009 primarily due to planned sales of student loans from the recent school year. The Company sold approximately $246 million of student loans in the third quarter of 2010, most of which were originated under the DOE’s program, and expects to sell the remaining loans under the program, totaling $178 million, in the fourth quarter. Regulatory changes effective July 2010 preclude the Company from continuing to make federally guaranteed student loans.

Available for sale investment securities, excluding fair value adjustments, increased $746.3 million, or 12.0%, at September 30, 2010 compared to December 31, 2009. State and municipal obligations increased $169.3 million, or 18.5%, other asset-backed securities increased $492.4 million, or 29.2%, and mortgage-backed securities increased $60.0 million, or 2.1%. At September 30, 2010, the duration of the available for sale investment portfolio was 2.0 years and maturities of approximately $1.7 billion are expected to occur during the next twelve months.

In the third quarter of 2010, the Company purchased $350.0 million of securities under agreements to resell with terms ranging from two to three years, in order to diversify investments while loan demand is low. Agreements of $100.0 million have rates which are fixed throughout their terms. The remaining $250.0 million have rates which are fixed within a rate collar but may vary, based on the movement of a published constant maturity swap (CMS) rate, outside of that collar.

Deposits at September 30, 2010 totaled $14.4 billion, a $181.1 million, or 1.3%, increase compared to $14.2 billion at December 31, 2009. This increase was primarily due to growth of $509.2 million, or 5.5%, in interest bearing demand deposits, which occurred mainly in money market accounts. Certificates of deposit less than $100,000 decreased $193.7 million, or 10.8%, from balances at the previous year end, and certificates of deposit greater than $100,000 decreased $93.5 million, or 6.6%.

The Company’s borrowings of federal funds purchased and securities sold under agreements to repurchase were $1.5 billion at September 30, 2010, a 38.7% increase compared to $1.1 billion at the previous year end. At September 30, 2010, the Company’s other borrowings, consisting mainly of advances from the FHLB, had decreased $398.2 million, or 54.1%, from December 31, 2009 mainly due to maturities of these advances.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets include available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

	September 30	June 30	December 31
(In thousands)	2010	2010	2009

Liquid assets:
Federal funds sold	$4,550	$9,300	$22,590
Long-term securities purchased under agreements to resell	350,000	—	—
Available for sale investment securities	7,164,273	6,649,890	6,340,975
Balances at the Federal Reserve Bank	4,047	302,354	24,118

Total	$7,522,870	$6,961,544	$6,387,683

Federal funds sold, which are sold to the Company’s correspondent bank customers and have overnight maturities, totaled $4.6 million at September 30, 2010. Also, as mentioned above, the Company recently purchased $350.0 million in long-term resell agreements. The Company holds marketable securities as collateral under these agreements, which totaled $363.5 million in fair value at September 30, 2010. Interest earning balances at the Federal Reserve Bank, which also have overnight maturities and are used for general liquidity purposes, totaled $4.0 million at September 30, 2010. The fair value of the available for sale investment portfolio was $7.2 billion at September 30, 2010 and included an unrealized net gain of $180.6 million. The total net unrealized gain included gains of $91.0 million on mortgage and asset-backed securities, $22.4 million on U.S. government securities, $19.1 million on state and municipal obligations, and $13.4 million on corporate debt. An additional $31.6 million unrealized gain was included in the fair value of common stock held by the Parent.

The portfolio includes maturities of approximately $1.7 billion over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At September 30, 2010, total investment securities pledged for these purposes were as follows:

September 30
(In thousands)	2010

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$781,778
FHLB borrowings and letters of credit	275,579
Securities sold under agreements to repurchase	1,177,893
Other deposits	1,032,376

Total pledged securities	3,267,626
Unpledged and available for pledging	3,088,932
Ineligible for pledging	807,715

Total available for sale securities, at fair value	$7,164,273

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2010, such deposits totaled $11.5 billion and represented 79.7% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.3 billion at September 30, 2010. These accounts are normally considered more volatile and higher costing, and comprised 9.2% of total deposits at September 30, 2010.

	September 30	June 30	December 31
(In thousands)	2010	2010	2009

Core deposit base:
Non-interest bearing demand	$1,752,930	$1,666,649	$1,793,816
Interest checking	610,145	626,667	735,870
Savings and money market	9,101,943	9,004,761	8,467,046

Total	$11,465,018	$11,298,077	$10,996,732

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

	September 30	June 30	December 31
(In thousands)	2010	2010	2009

Borrowings:
Federal funds purchased	$646,940	$23,685	$62,130
Securities sold under agreements to repurchase	883,615	982,671	1,041,061
FHLB advances	330,244	356,359	724,386
Subordinated debentures	—	—	4,000
Other long-term debt	7,619	7,638	7,676

Total	$1,868,418	$1,370,353	$1,839,253

Federal funds purchased and securities sold under agreements to repurchase are generally borrowed overnight, and amounted to $1.5 billion at September 30, 2010. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and at September 30, 2010 were comprised of both non-insured customer funds, totaling $483.6 million, and structured repurchase agreements of $400.0 million. The structured repurchased agreements were obtained in August 2010 from other financial institutions, at the same time other structured repurchase agreements of $500.0 million matured. The new borrowings mature in 2013 and 2014 and have floating interest rates based upon a CMS rate. The Company also borrows on a secured basis through advances from the FHLB, which totaled $330.2 million at September 30, 2010. Most of these advances have fixed interest rates and mature in 2010 through 2017. Other outstanding long-term borrowings relate mainly to the Company’s leasing activities and private equity investments.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2010:

	September 30, 2010
		Federal
(In thousands)	FHLB	Reserve

Collateral value pledged	$1,968,542	$1,638,582
Advances outstanding	(330,244)	—
Letters of credit issued	(517,200)	—

Available for future advances	$1,121,098	$1,638,582

In addition to those mentioned above, several other sources of liquidity are available. The subsidiary bank has strong long-term deposit ratings from Standard & Poor’s and Moody’s of A+ and Aa2, respectively. Additionally, the Company’s sound commercial paper rating of A-1 from Standard & Poor’s and P-1 from Moody’s would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Financing may also include the issuance of common or preferred stock. As mentioned below, the Company concluded a stock sale program in the third quarter of 2009 which generated $100.0 million in gross sales proceeds.

Cash and cash equivalents (defined as “Cash and due from banks”, “Short-term federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying balance sheets) was $420.9 million at September 30, 2010 compared to $463.8 million at December 31, 2009. The $42.9 million decrease included changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for September 30, 2010. Operating activities include net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first nine months of 2010, operating activities provided cash of $405.9 million. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $541.8 million. Most of the cash outflow was due to $2.3 billion in purchases of investment securities, which was partly offset by $1.7 billion in proceeds from sales, maturities and pay downs. In addition, investments in securities purchased under resell agreements increased $350.0 million. These cash outflows were partly offset by a $363.8 million decline in the loan portfolio. Financing activities provided cash of $93.0 million, resulting mainly from increases of $427.4 million in securities sold under repurchase agreements and $115.9 million in deposit accounts. These cash inflows were partly offset by repayments of $398.2 million of long-term borrowings, mainly FHLB advances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for
	September 30	December 31	Well-Capitalized
(Dollars in thousands)	2010	2009	Banks

Risk-adjusted assets	$12,751,595	$13,105,948
Tier I risk-based capital	1,819,871	1,708,901
Total risk-based capital	1,993,962	1,885,978
Tier I risk-based capital ratio	14.27%	13.04%	6.00%
Total risk-based capital ratio	15.64%	14.39%	10.00%
Tier I leverage ratio	9.93%	9.58%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. During the quarter ended September 30, 2010, the Company purchased 2,808 shares of treasury stock, in connection with its equity compensation plan, at an average cost of $37.14 per share. At September 30, 2010, 2,835,310 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a per share cash dividend of $.235 in the first quarter of 2010, which was a 2.6% increase compared to the fourth quarter of 2009, and maintained the same payout in the second and third quarters of 2010.

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

Commitments, Off-Balance Sheet Arrangements and Contingencies

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2010 totaled $7.0 billion (including approximately $3.3 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $346.4 million and $16.6 million, respectively, at September 30, 2010. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.1 million at September 30, 2010.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During the first nine months of 2010, purchases and sales of tax credits amounted to $27.6 million and $33.5 million, respectively, and at September 30, 2010, outstanding purchase commitments totaled $132.5 million.

The Parent has additional funding commitments arising from investments in private equity concerns, classified as non-marketable securities in the accompanying balance sheets, which total $1.3 million at September 30, 2010. In addition, the Parent expects to fund $24.3 million to venture capital subsidiaries over the next several years. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

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

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2010 and 2009. The information for 2009 has been revised to reflect changes in the funds transfer pricing as mentioned in Note 9 to the consolidated financial statements.

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Nine Months Ended September 30, 2010:
Net interest income	$238,396	$190,400	$29,901	$458,697	$26,558	$485,255
Provision for loan losses	(54,543)	(19,571)	(1,038)	(75,152)	(3,201)	(78,353)
Non-interest income	112,332	96,065	85,653	294,050	392	294,442
Investment securities losses, net	—	—	—	—	(2,989)	(2,989)
Non-interest expense	(218,617)	(152,860)	(79,884)	(451,361)	(15,527)	(466,888)

Income before income taxes	$77,568	$114,034	$34,632	$226,234	$5,233	$231,467

Nine Months Ended September 30, 2009:
Net interest income	$250,770	$175,888	$30,494	$457,152	$13,847	$470,999
Provision for loan losses	(62,255)	(39,348)	(199)	(101,802)	(17,893)	(119,695)
Non-interest income	118,905	84,047	86,812	289,764	3,364	293,128
Investment securities losses, net	—	—	—	—	(5,870)	(5,870)
Non-interest expense	(227,812)	(143,718)	(80,107)	(451,637)	(15,749)	(467,386)

Income before income taxes	$79,608	$76,869	$37,000	$193,477	$(22,301)	$171,176

Increase (decrease) in income before income taxes:

Amount	$(2,040)	$37,165	$(2,368)	$32,757	$27,534	$60,291

Percent	(2.6)%	48.3%	(6.4)%	16.9%	N.M.	35.2%

Consumer

For the nine months ended September 30, 2010, income before income taxes for the Consumer segment decreased $2.0 million, or 2.6%, from the first nine months of 2009. This decrease was mainly due to a decline of $12.4 million in net interest income due to a $25.5 million decrease in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios and a $20.9 million decrease in loan interest income, partly offset by a decline of $34.0 million in deposit interest expense. Also, non-interest income decreased $6.6 million, or 5.5%, from the first nine months of 2009 mainly due to a decline in deposit account fees (mainly overdraft charges) and lower gains on the sales of student loans. These declines were partly offset by an increase in bank card fee income (primarily debit card fees). Partially offsetting the decreases in income was a decline of $9.2 million, or 4.0%, in non-interest expense, coupled with a decline of $7.7 million in net loan charge-offs. The decline in non-interest expense was largely due to lower FDIC insurance expense, deposit account processing expense and teller services expense. Net loan charge-offs totaled $54.5 million, a $7.7 million decrease from the first nine months of 2010, which was due mainly to lower losses on marine and RV and other consumer loans, partly offset by higher consumer credit card loan losses.

Commercial

For the nine months ended September 30, 2010, income before income taxes for the Commercial segment increased $37.2 million, or 48.3%, compared to the same period in the previous year. Net interest income increased $14.5 million, or 8.3%, due to higher net allocated funding credits of $27.1 million, which was partly offset by a $14.7 million decline in loan interest income. Net loan charge-offs in this segment totaled $19.6 million in the first nine months of 2010, a decrease of $19.8 million from the first nine months of 2009. During 2010, lower charge-offs occurred on construction and business loans. Non-interest income increased by $12.0 million, or 14.3%, over the previous year due to higher bank card fees (mainly corporate card). Non-interest expense increased $9.1 million, or 6.4%, over the previous year, mainly due to an increase in bank card fee expense and higher write-downs and holding costs on foreclosed real estate and personal property. These increases were partly offset by lower costs for FDIC insurance and deposit account processing.

Wealth

Wealth segment pre-tax profitability for the nine months ended September 30, 2010 decreased $2.4 million, or 6.4%, from the same period in the previous year. Net interest income decreased $593 thousand, or 1.9%, and was impacted by a $7.6 million decrease in assigned net funding credits and a $1.7 million decrease in loan interest income, offset by an $8.7 million decline in deposit interest expense. Non-interest income declined $1.2 million, or 1.3%, from the prior year due to lower bond trading income, brokerage fees and cash sweep commissions, partly offset by higher trust fee income. Non-interest expense decreased $233 thousand, mainly due to lower FDIC insurance expense, partly offset by higher corporate management fees.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the excess of the total loan loss provision over net loan charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was higher than in the previous period by $27.5 million. This increase was mainly due to a decline in the unallocated loan loss provision of $14.7 million. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, increased $12.7 million and unallocated amounts related to investment securities losses decreased $2.9 million.

The regular annual review on January 1, 2010 for goodwill impairment indicated that the fair value of each segment was substantially in excess of its carrying value. No triggering events were subsequently identified which required a review during the first nine months of 2010.

Regulatory Changes Affecting Student Lending

In the past, the Company has originated federally guaranteed student loans from various colleges and universities in its markets which it holds for sale in its loan portfolio. In March 2010, the federal government passed legislation that made the federal government the sole originator of federally subsidized student loans beginning July 1, 2010. These new rules effectively required the Company to cease all new origination activities for federal Stafford and Plus student loans as of July 1, 2010. The existing student loans held for sale continue to be sold as in the past under existing sales contracts, and the Company expects to sell approximately $178 million of loans originated under the DOE’s program in the fourth quarter of 2010.

Regulatory Changes Affecting Overdraft Fees

In late 2009, the Federal Reserve issued new regulations, effective July 1, 2010, which generally prohibit financial institutions from assessing fees for paying ATM and one-time debit card transactions that overdraw consumer accounts unless the consumer affirmatively consents to the financial institution’s overdraft practices. As a result, without such consent, the Company will not permit ATM or one-time debit card transactions if they would overdraw a customer’s account. As not all customers have provided such consent, these new regulations will result in lower deposit fee income in the second half of 2010 and in 2011. The Company has implemented new procedures to solicit and capture required customer consents and effective July 1, 2010, prohibited such ATM and one-time debit card transactions causing overdrafts, unless an opt-in consent has been received. As a result of this regulatory change, overdraft fees decreased $4.2 million compared to the previous quarter and were $6.0 million lower than the same quarter last year. The Company is also developing other products and has begun offering some deposit accounts with monthly fees as a means to mitigate some of the effects of these new rules. The Company estimates that the annualized impact of these regulations will reduce revenue by $16 million to $18 million on a pre-tax basis.

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

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued new guidance which is expected to facilitate the evaluation of the nature of credit risk inherent in an entity’s loan portfolio, how that risk influences the allowance for credit losses, and the changes and reasons for those changes in the allowance. The guidance requires disclosures about the activity in the allowance, non-accrual and impaired loan status, credit quality indicators, past due information, loan modifications, and significant loan purchases and sales. Much of the disclosure is required on a disaggregated level, by portfolio segment or class basis. These disclosures, except for those about activity during a reported period, are effective for the Company’s December 31, 2010 financial statements. The disclosures about activity are effective for the March 31, 2011 financial statements. Adoption is not expected to have a significant effect on the Company’s financial statements.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended September 30, 2010 and 2009

	Third Quarter 2010			Third Quarter 2009
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,917,798	$28,070	3.82%	$3,019,018	$28,718	3.77%
Real estate – construction and land	530,472	5,346	4.00	698,876	6,589	3.74
Real estate – business	1,998,500	25,710	5.10	2,147,094	27,280	5.04
Real estate – personal	1,450,898	18,763	5.13	1,577,908	21,392	5.38
Consumer	1,234,138	20,695	6.65	1,423,911	25,083	6.99
Revolving home equity	485,034	5,284	4.32	491,525	5,389	4.35
Student	315,150	1,910	2.40	341,516	2,039	2.37
Consumer credit card	762,987	21,709	11.29	728,547	23,129	12.60
Overdrafts	6,667	—	—	11,288	—	—

Total loans	9,701,644	127,487	5.21	10,439,683	139,619	5.31

Loans held for sale	305,013	1,368	1.78	293,636	1,445	1.95
Investment securities:
U.S. government and federal agency	672,447	2,434	1.44	412,667	4,645	4.47
State and municipal obligations(A)	982,137	11,206	4.53	907,536	11,377	4.97
Mortgage and asset-backed securities	5,100,958	35,632	2.77	3,985,402	44,876	4.47
Other marketable securities(A)	182,966	2,387	5.18	194,802	2,554	5.20
Trading securities(A)	22,525	163	2.87	18,143	141	3.08
Non-marketable securities(A)	109,215	2,595	9.43	134,422	1,687	4.98

Total investment securities	7,070,248	54,417	3.05	5,652,972	65,280	4.58

Short-term federal funds sold and securities purchased under agreements to resell	6,903	12	.69	31,360	52	.66
Long-term securities purchased under agreements to resell	199,302	862	1.72	—	—	—
Interest earning deposits with banks	170,504	106	.25	203,954	120	.23

Total interest earning assets	17,453,614	184,252	4.19	16,621,605	206,516	4.93

Less allowance for loan losses	(195,452)			(185,910)
Unrealized gain on investment securities	158,656			40,594
Cash and due from banks	367,310			357,562
Land, buildings and equipment, net	392,590			411,110
Other assets	444,588			362,786

Total assets	$18,621,306			$17,607,747

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$481,997	197	.16	$443,263	168	.15
Interest checking and money market	9,979,287	7,064	.28	8,653,109	7,527	.35
Time open & C.D.’s of less than $100,000	1,642,200	5,444	1.32	2,107,778	13,485	2.54
Time open & C.D.’s of $100,000 and over	1,417,162	3,461	.97	1,785,414	8,431	1.87

Total interest bearing deposits	13,520,646	16,166	.47	12,989,564	29,611	.90

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,023,961	584	.23	937,728	816	.35
Other borrowings(B)	350,328	2,729	3.09	833,189	7,681	3.66

Total borrowings	1,374,289	3,313	.96	1,770,917	8,497	1.90

Total interest bearing liabilities	14,894,935	19,479	.52%	14,760,481	38,108	1.02%

Non-interest bearing demand deposits	1,006,578			877,500
Other liabilities	700,754			185,916
Equity	2,019,039			1,783,850

Total liabilities and equity	$18,621,306			$17,607,747

Net interest margin (T/E)		$164,773			$168,408

Net yield on interest earning assets			3.75%			4.02%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Nine Months Ended September 30, 2010 and 2009

	Nine Months 2010			Nine Months 2009
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,876,601	$83,017	3.86%	$3,205,237	$89,448	3.73%
Real estate – construction and land	577,160	17,145	3.97	755,000	19,863	3.52
Real estate – business	2,038,142	77,171	5.06	2,154,082	81,578	5.06
Real estate – personal	1,486,826	58,318	5.24	1,598,231	66,351	5.55
Consumer	1,270,031	64,357	6.78	1,499,821	77,705	6.93
Revolving home equity	485,445	15,669	4.32	498,094	16,124	4.33
Student	321,912	5,665	2.35	347,424	7,520	2.89
Consumer credit card	754,570	68,042	12.06	720,178	66,769	12.40
Overdrafts	7,025	—	—	9,437	—	—

Total loans	9,817,712	389,384	5.30	10,787,504	425,358	5.27

Loans held for sale	447,948	5,533	1.65	423,012	6,840	2.16
Investment securities:
U.S. government and federal agency	649,259	10,658	2.19	236,100	7,036	3.98
State and municipal obligations(A)	924,925	33,228	4.80	854,306	32,620	5.10
Mortgage and asset-backed securities	4,651,629	114,180	3.28	3,491,197	123,520	4.73
Other marketable securities(A)	185,586	6,660	4.80	176,942	7,204	5.44
Trading securities(A)	18,651	405	2.90	17,999	414	3.08
Non-marketable securities(A)	115,365	5,600	6.49	137,999	4,371	4.23

Total investment securities	6,545,415	170,731	3.49	4,914,543	175,165	4.77

Short-term federal funds sold and securities purchased under agreements to resell	6,988	40	.77	55,413	202	.49
Long-term securities purchased under agreements to resell	67,164	862	1.72	—	—	—
Interest earning deposits with banks	200,363	372	.25	337,711	622	.25

Total interest earning assets	17,085,590	566,922	4.44	16,518,183	608,187	4.92

Less allowance for loan losses	(196,023)			(179,060)
Unrealized gain (loss) on investment securities	140,003			(6,651)
Cash and due from banks	369,641			364,176
Land, buildings and equipment, net	397,396			412,599
Other assets	419,566			350,416

Total assets	$18,216,173			$17,459,663

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$477,977	448	.13	$437,640	491	.15
Interest checking and money market	9,768,064	21,620	.30	8,334,482	23,235	.37
Time open & C.D.’s of less than $100,000	1,703,307	18,318	1.44	2,110,011	42,777	2.71
Time open & C.D.’s of $100,000 and over	1,354,985	10,946	1.08	1,959,601	29,646	2.02

Total interest bearing deposits	13,304,333	51,332	.52	12,841,734	96,149	1.00

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,071,595	2,230	.28	964,904	2,895	.40
Other borrowings(B)	527,738	13,227	3.35	970,119	24,470	3.37

Total borrowings	1,599,333	15,457	1.29	1,935,023	27,365	1.89

Total interest bearing liabilities	14,903,666	66,789	.60%	14,776,757	123,514	1.12%

Non-interest bearing demand deposits	977,819			837,025
Other liabilities	366,410			162,984
Equity	1,968,278			1,682,897

Total liabilities and equity	$18,216,173			$17,459,663

Net interest margin (T/E)		$500,133			$484,673

Net yield on interest earning assets			3.91%			3.92%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	Interest expense capitalized on construction projects is not deducted from the interest expense shown above.

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

	September 30, 2010		June 30, 2010		December 31, 2009
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

300 basis points rising	$13.1	2.05%	$24.1	3.85%	$21.6	3.22%
200 basis points rising	11.5	1.79	19.8	3.16	17.3	2.57
100 basis points rising	5.3	.83	11.3	1.80	10.6	1.58

As shown above, under the rising rate scenarios presented, net interest income would increase in a range of $5.3 million (100 basis point rising scenario) to $13.1 million (300 basis point rising scenario). The Company did not model a 100 basis point falling scenario due to the already low interest rate environment. Under rising rate models, the potential increase in net interest income is lower in the current quarter compared to the previous quarter. During the third quarter of 2010, period end loans, where most variable rate assets reside, declined $270.5 million from the prior quarter, lowering somewhat the beneficial effect of rising rates, while available for sale securities, which earn fixed rates, increased $514.4 million. Under rising rate scenarios, the Company’s lower loan levels will lessen the beneficial effect of rising rates; however, this effect on interest income is somewhat mitigated by the growth in investment securities. Total deposits decreased $94.6 million from the previous quarter end, with much of the decline in C.D.’s over $100,000 that usually have shorter maturities and reprice faster. Deposit balances overall have a smaller impact on net interest income when rates are rising, due to lower overall rates and fewer accounts that carry variable rates moving in sequence with market rates.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

July 1 – 31, 2010	2,339	$37.18	2,339	2,835,779
August 1 – 31, 2010	263	36.56	263	2,835,516
September 1 – 30, 2010	206	37.46	206	2,835,310

Total	2,808	$37.14	2,808	2,835,310

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At September 30, 2010, 2,835,310 shares remain available to be purchased under the current authorization.

Item 6.	EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ James L. Swarts
James L. Swarts
Vice President & Secretary

Date: November 8, 2010

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 8, 2010

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