Form 10-K
period 2010-12-31
COMMERCE BANCSHARES INC /MO/
filed 2011-02-25
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010 — Commission File No. 0-2989

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

Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,604,000,000.

As of February 11, 2011, there were 86,958,563 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2011 annual meeting of shareholders, which will be filed within 120 days of December 31, 2010, are incorporated by reference into Part III of this Report.

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

The Company is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2010, the Company had consolidated assets of $18.5 billion, loans of $9.5 billion, deposits of $15.1 billion, and equity of $2.0 billion. All of the Company’s operations conducted by subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings or securitizations.

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

The markets the Bank serves, being located in the lower Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, aircraft and general manufacturing, health care, numerous service industries, food production, and agricultural production and related industries. In addition, several of the Illinois markets are located in areas with some of the most productive farmland in the world. The real estate lending operations of the Bank are centered in its lower Midwestern markets. Historically, these markets have generally tended to be less volatile than in other parts of the country. While the decline in the national real estate market resulted in significantly higher real estate loan losses during 2008, 2009 and 2010 for the banking industry, management believes the diversity and nature of the Bank’s markets has resulted in lower real estate loan losses in these markets and is a key factor in the Bank’s relatively lower loan loss levels.

The Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions eligible for bank holding company ownership or control. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. For additional information on acquisition and branch disposition activity, refer to page 75.

Operating Segments

The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, consumer debit and credit bank card activities, and student lending. It provides services through a network of 209 full-service branches, a widespread ATM network of 408 machines, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2010, this retail segment contributed 35% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit and cash management services. In 2010, it contributed 50% of total segment pre-tax income. The Wealth segment provides traditional trust and estate tax planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Fixed income investments are sold to individuals and institutional investors through the Capital Markets Group, which is also included in this segment. At December 31, 2010, the Wealth segment managed investments with a market value of $14.3 billion and administered an additional $10.7 billion in non-managed assets. Additional information relating to operating segments can be found on pages 53 and 99.

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

Substantially all of the deposits of the Bank are insured up to the applicable limits by the Bank Insurance Fund of the FDIC, generally up to $250,000 per depositor, for each account ownership category. Through December 31, 2012, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the federal deposit insurance funds. The Bank’s premiums had been relatively low prior to the 2008 economic crisis. These rose significantly in 2009 due to higher fees charged by the FDIC in order to replenish its insurance fund, which had been depleted by high levels of bank failures across the country. The Bank’s FDIC expense totaled $19.2 million in 2010 and $27.4 million in 2009, compared to $2.1 million in 2008. In late 2009, the FDIC Board ruled that insured institutions must prepay their quarterly risk-based assessments for the fourth quarter of 2009 and subsequent years 2010 through 2012, in order to cover the costs of future expected bank failures. The Bank’s pre-payment on December 30, 2009 totaled $68.7 million. In November 2010, under the provisions of the Dodd-Frank Act (mentioned below), the FDIC proposed changing its assessment base from total domestic deposits to average total assets minus average tangible equity. The proposal alters other adjustments in the current assessment system for heavy use of unsecured liabilities, secured liabilities and brokered deposits, and adds an adjustment for holdings of unsecured bank debt. The proposal is expected to increase assessments on banks with more than $10 billion in assets, raising their share of overall FDIC assessments from the present 70% to 80%. The assessment increase would be in place by the second quarter of 2011. Also, for banks with more than $10 billion in assets, the FDIC has proposed changing the assessment rate. The proposal would abandon the current method for determining premiums, which are based on bank supervisory ratings, debt issuer ratings and financial ratios. Instead, the proposed assessment would rely on a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail. This proposal would be effective beginning in the second quarter of 2011. The Company expects that the effect of these proposals, if adopted, would be to reduce FDIC insurance expense in 2011 in the range of $4 to $5 million.

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

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2010, the Bank was “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 102.

In December 2010, the Basel Committee on Banking Supervision presented to the public the Basel III rules text, which proposes new global regulatory standards on bank capital adequacy and liquidity. The Basel Committee seeks to strengthen global capital and liquidity rules with the goal of promoting a more resilient banking sector. The framework sets out tougher capital requirements, higher risk-weighted assets, the introduction of a leverage ratio, and higher requirements for minimum capital ratios. Basel III also establishes two minimum standards for liquidity to promote short-term resilience, as well as resilience over a longer period of time through a stable maturity structure of assets and liabilities. Banks are required to begin phasing in Basel III requirements beginning in 2013. The Company continues to evaluate the impact of this framework on its operations and reporting.

Legislation

The financial industry operates under laws and regulations that are under constant review by various agencies and legislatures, and are subject to sweeping change. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act) contained major changes in laws that previously kept the banking industry largely separate from the securities and insurance industries. The GLB Act authorized the creation of a new kind of financial institution, known as a “financial holding company”, and a new kind of bank subsidiary, called a “financial subsidiary”, which may engage in a broader range of investment banking, insurance agency, brokerage, and underwriting activities. The GLB Act also included privacy provisions that limit banks’ abilities to disclose non-public information about customers to non-affiliated entities. Banking organizations are not required to become financial holding companies, but instead may continue to operate as bank holding companies, providing the same services they were authorized to provide prior to the enactment of the GLB Act. The Company currently operates as a bank holding company.

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

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (the Credit CARD Act) was signed into law in May 2009. It is comprehensive credit card legislation that aims to establish fair and transparent practices relating to open end consumer credit plans. The first phase of the legislation began in August 2009, under which the payment period (with no late fees) was extended from 14 days to 21 days, the advance warning period for significant changes to credit card accounts was extended from 15 days to 45 days, and opt-out provisions were made available to customers. A second phase began in February 2010, which included provisions governing when rate increases can be applied on late accounts, requirements for clearer disclosures of terms before opening an account, prohibitions on charging over-limit fees and double-cycle billing, and various other restrictions. Additional rules became effective in July 2010, which deal with interest rate reinstatements on former overdue accounts, and gift card expiration dates and inactivity fees.

In late 2009, the Federal Reserve issued new regulations, effective July 1, 2010, which prohibited financial institutions from assessing fees for paying ATM and one-time debit card transactions that overdraw consumer accounts unless the consumer affirmatively consents to the financial institution’s overdraft practices. The Company has implemented new procedures to solicit and capture required customer consents and, effective July 1, 2010, prohibited such ATM and one-time debit card transactions causing overdrafts, unless an opt-in consent has been received. As not all customers provided such consent, these new regulations resulted in lower deposit fee income in the second half of 2010. Overdraft fees decreased $7.8 million in the second half of 2010 compared to the first half. The Company estimates that the effect of these regulations will reduce annualized pre-tax revenue by $15 to $16 million. As a means to mitigate some of the impact to revenue, the Company is also developing other products and has begun offering some deposit accounts with monthly fees.

In March 2010, legislation was passed which expanded Pell Grants and Perkins Loan programs and required all colleges and universities to convert to direct lending programs with the U.S. government as of July 1, 2010. Previously, colleges and universities had the choice of participating in either direct lending with the U.S. government or a program whereby loans were originated by banks, but guaranteed by the U.S. government. The Company terminated its guaranteed student loan origination business effective July 1, 2010.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry. Its goals are to establish a new council of “systemic risk” regulators, create a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The provisions of the Dodd-Frank Act are so extensive and overreaching that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time.

Under the provisions of the Dodd-Frank Act, the Federal Reserve proposed changes in December 2010 that would significantly limit the amount of debit card interchange fees charged by banks. The proposal outlines two alternatives for computing a “reasonable and proportional” fee. Industry analysts have estimated that revenues from debit card interchange may be reduced by as much as 70% under either approach.

The proposal also seeks to limit network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on several unaffiliated networks. The new rules would apply to bank issuers with more than $10 billion in assets and would take effect in July 2011. The Federal Reserve’s proposal did not include a specific adjustment for fraud prevention costs, which it intends to separately consider at a future date. The Company’s fees from debit card interchange subject to the proposed rule were $57 million in 2010.

Competition

The Company’s locations in regional markets throughout Missouri, Kansas, central Illinois, Tulsa, Oklahoma, and Denver, Colorado, face intense competition from hundreds of financial service providers. The Company competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and consumer lending products. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. The passage of the GLB Act, which removed barriers between banking and the securities and insurance industries, has resulted in greater competition among these industries. The Company generally competes on the basis of customer service and responsiveness to customer needs, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices.

Employees

The Company and its subsidiaries employed 4,389 persons on a full-time basis and 616 persons on a part-time basis at December 31, 2010. The Company provides a variety of benefit programs including a 401K plan as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

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

Statistical Disclosure

The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	23, 60-63
II.	Investment Portfolio	42-44, 80-85
III.	Loan Portfolio
	Types of Loans	29
	Maturities and Sensitivities of Loans to Changes in Interest Rates	30
	Risk Elements	36-42
IV.	Summary of Loan Loss Experience	33-36
V.	Deposits	44-45, 87
VI.	Return on Equity and Assets	18
VII.	Short-Term Borrowings	88-89

Item 1a.	RISK FACTORS

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

Given the concentration of the Company’s banking business in the United States, it is particularly exposed to downturns in the U.S. economy. The economic trends which began in 2008, such as declines in the housing market, falling home prices, increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities and other complex financial instruments, but spreading to various classes of real estate, commercial and consumer loans in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. The weak U.S. economy and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Company’s business, financial condition and results of operations through higher levels of loan losses and lower loan demand. While there have been some recent indications of stabilization, management does not expect significant economic improvement in the near future. In particular, the Company may face the following risks in connection with these market conditions:

•	The Company may face increased regulation of the industry. Compliance with such regulation may divert resources from other areas of the business and limit the ability to pursue other opportunities. Recently adopted regulation over credit card and overdraft account practices will likely result in lower revenues from these products.

•	High unemployment levels, weak economic activity and other market developments may affect consumer confidence levels and may cause declines in consumer credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates. These could impact the Company’s loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

•	Reduced levels of economic activity may also cause declines in financial service transactions and the fees earned by the Company on such transactions.

•	The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future behaviors.

•	The process used to estimate losses inherent in the Company’s credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans. If an instance occurs that renders these predictions no longer capable of accurate estimation, this may in turn impact the reliability of the process.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	With higher bank failures occurring in 2009 and 2010 and more expected in the future, the Company may be required to pay significantly higher FDIC premiums for extended periods of time because of the low funding levels within the FDIC insurance fund.

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

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institution counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Transactions with these institutions include overnight and term borrowings, interest rate swap agreements, securities purchased and sold, short-term investments, and other such transactions. As a result of this exposure, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client, while other transactions expose the Company to liquidity risks should funding sources quickly disappear. In addition, the Company’s credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to the Company. Any such losses could materially and adversely affect results of operations.

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within the Company’s consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on results of operations or financial condition.

The Company’s investment portfolio values may be adversely impacted by changing interest rates and deterioration in the credit quality of underlying collateral within mortgage and other asset-backed investment securities.

The Company generally invests in securities issued by government-backed agencies or privately issued securities that are highly rated by credit rating agencies at the time of purchase, but are subject to changes in market value due to changing interest rates and implied credit spreads. Recently, budget deficits and other financial problems in a number of states and political subdivisions have been reported in the media. While the Company maintains rigorous risk management practices over bonds issued by municipalities, further credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities represent beneficial interests which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets. While these investment securities are highly rated at the time of initial investment, the value of these securities may decline significantly due to actual or expected deterioration in the underlying collateral, especially residential mortgage collateral. Market conditions have resulted in a deterioration in fair values for non-guaranteed mortgage-backed and other asset-backed securities. Under accounting rules, when the impairment is due to declining expected cash flows, some portion of the impairment, depending on the Company’s intent to sell and the likelihood of being required to sell before recovery, must be recognized in current earnings. This could result in significant non-cash losses.

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

Future loan losses could increase.

The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses that have been incurred at the balance sheet date within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. In recent years the Company has seen significant increases in losses in its loan portfolio, particularly in residential construction, consumer, and credit card loans, due to the deterioration in the housing industry and general economic conditions. Until the housing sector and overall economy begin to recover, it is likely that these losses will continue. While the Company’s credit loss ratios remain below industry averages, continued economic deterioration and further loan losses may negatively affect its results of operations and could further increase levels of its allowance. In addition, the Company’s allowance level is subject to review by regulatory agencies, and that review could result in adjustments to the allowance. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan loss.

The Company operates in a highly competitive industry and market area.

The Company operates in the financial services industry, a rapidly changing environment having numerous competitors including other banks and insurance companies, securities dealers, brokers, trust and investment companies and mortgage bankers. The pace of consolidation among financial service providers is accelerating, and there are many new changes in technology, product offerings and regulation. New entrants offering competitive products continually penetrate our markets. The Company must continue to make investments in its products and delivery systems to stay competitive with the industry as a whole, or its financial performance may suffer.

The Company’s reputation and future growth prospects could be impaired if events occur which breach its customers’ privacy.

The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. While the Company has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems, there can be no assurances that any such failures, interruptions or security breaches will not occur; or if they do occur, that they will be adequately addressed. Should any of these systems become compromised, the reputation of the Company could be damaged, relationships with existing customers may be impaired, the compromise could result in lost business and as a result, the Company could incur significant expenses trying to remedy the compromise.

The Company may not attract and retain skilled employees.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense, and the Company spends considerable time and resources attracting and hiring qualified people for its various business lines and support units. The unexpected loss of the services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, and years of industry experience, as well as the difficulty of promptly finding qualified replacement personnel.

Item 1b.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

	Net rentable	% occupied	% occupied
Building	square footage	in total	by bank

922 Walnut	256,000	95%	93%
Kansas City, MO
1000 Walnut	403,000	83	36
Kansas City, MO
811 Main	237,000	100	100
Kansas City, MO
8000 Forsyth	178,000	95	92
Clayton, MO
1551 N. Waterfront Pkwy Wichita, KS	120,000	99	32

The Bank leases offices in Omaha, Nebraska which house its credit card operations. Additionally, certain other installment loan, trust and safe deposit functions operate out of leased offices in downtown Kansas City. The Company has an additional 203 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 158 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS

The information required by this item is set forth in Item 8 under Note 19, Commitments, Contingencies and Guarantees on page 116.

Item 4.	REMOVED AND RESERVED

Executive Officers of the Registrant

The following are the executive officers of the Company as of February 25, 2011, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant

Jeffery D. Aberdeen, 57	Controller of the Company since December 1995. Prior thereto he was Assistant Controller of the Company. He is Controller of the Company’s subsidiary bank, Commerce Bank, N.A.

Kevin G. Barth, 50	Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank, N.A. since October 1998. Senior Vice President of the Company and Officer of Commerce Bank, N.A. prior thereto.

Daniel D. Callahan, 53	Executive Vice President of the Company since December 2010, Senior Vice President of the Company since April 2005 and Vice President of the Company prior thereto. Executive Vice President of Commerce Bank, N.A. since May 2003. Effective December 2010, he was appointed Chief Credit Officer of the Company.

Sara E. Foster, 50	Senior Vice President of the Company since February 1998 and Vice President of the Company prior thereto.

Name and Age	Positions with Registrant

David W. Kemper, 60	Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. He is Chairman of the Board, President and Chief Executive Officer of Commerce Bank, N.A. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company), the brother of Jonathan M. Kemper, Vice Chairman of the Company, and father of John W. Kemper.

John W. Kemper, 32	Senior Vice President of the Company since December 2010 and Senior Vice President of Commerce Bank, N.A. since January 2009. His employment began in August 2007 as Strategic Planning Consultant and was elected Strategic Planning Director in January 2009. Prior to his employment with the Commerce Bank, N.A. he was employed as an engagement manager with McKinsey & Company, a global management consulting firm, from 2005 until August 2007, managing strategy and operations projects primarily focused in the financial service industry. He is the son of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company and nephew of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 57	Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank, N.A. since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank, N.A. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company), the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company, and uncle of John W. Kemper.

Charles G. Kim, 50	Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank, N.A. since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.

Seth M. Leadbeater, 60	Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. He has been Vice Chairman of Commerce Bank, N.A. since September 2004. Prior thereto he was Executive Vice President of Commerce Bank, N.A. and President of Commerce Bank, N.A. (Clayton, MO).

Michael J. Petrie, 54	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 53	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank, N.A. prior thereto.

V. Raymond Stranghoener, 59	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data

The following table sets forth the high and low prices of actual transactions for the Company’s common stock and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2010).

				Cash
	Quarter	High	Low	Dividends

2010	First	$39.87	$35.76	$.224
	Second	41.16	33.83	.224
	Third	38.42	33.43	.224
	Fourth	40.59	34.35	.224

2009	First	$40.28	$25.22	$.218
	Second	35.60	26.97	.218
	Third	36.26	28.06	.218
	Fourth	38.46	32.56	.218

2008	First	$39.39	$32.83	$.216
	Second	39.44	34.06	.216
	Third	45.77	31.53	.216
	Fourth	47.95	32.15	.216

Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 4,284 shareholders of record as of December 31, 2010.

Performance Graph

The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2005 with dividends invested on a Total Return basis.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2010.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1 – 31, 2010	506,154	$36.70	506,154	2,329,156
November 1 – 30, 2010	566,534	$37.43	566,534	1,762,622
December 1 – 31, 2010	4,044	$39.34	4,044	1,758,578

Total	1,076,732	$37.09	1,076,732	1,758,578

The Company’s stock purchases shown above were made under a 3,000,000 share authorization by the Board of Directors on February 1, 2008. Under this authorization, 1,758,578 shares remained available for purchase at December 31, 2010.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•	Net income and growth in earnings per share – Net income was $221.7 million, an increase of 31.1% compared to the previous year. The return on average assets was 1.22%. Diluted earnings per share increased 27.9% in 2010 compared to 2009.

•	Growth in total revenue – Total revenue is comprised of net interest income and non-interest income. Total revenue in 2010 grew 1.9% over 2009, which resulted from growth of $10.4 million, or 1.6%, in net interest income coupled with growth of $8.9 million, or 2.2%, in non-interest income. Total revenue has risen 4.7%, compounded annually, over the last five years.

•	Expense control – Non-interest expense grew by 1.5% this year. Salaries and employee benefits, the largest expense component, grew by .2%, due to higher incentive payments and 401K plan expense, which were partly offset by lower pension and medical costs.

•	Asset quality – Net loan charge-offs in 2010 decreased $41.9 million from those recorded in 2009, and averaged 1.00% of loans compared to 1.31% in the previous year. Total non-performing assets, which include non-accrual loans and other real estate owned, amounted to $97.3 million, a decrease of $19.4 million from balances at the previous year end, and represented 1.03% of loans outstanding.

•	Shareholder return – Total shareholder return, including the change in stock price and dividend reinvestment, was 10.3% over the past year and 6.4% over the past 10 years.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balances)	2010	2009	2008	2007	2006

Return on total assets	1.22%	.96%	1.15%	1.33%	1.54%
Return on total equity	11.15	9.76	11.81	13.97	15.92
Equity to total assets	10.91	9.83	9.71	9.55	9.70
Loans to deposits(1)	70.02	79.79	92.11	88.49	84.73
Non-interest bearing deposits to total deposits	6.92	6.66	5.47	5.45	5.78
Net yield on interest earning assets (tax equivalent basis)	3.89	3.93	3.96	3.85	3.95
(Based on end of period data)
Non-interest income to revenue(2)	38.54	38.41	38.80	40.85	40.72
Efficiency ratio(3)	59.71	59.88	63.08	62.65	60.20
Tier I risk-based capital ratio	14.38	13.04	10.92	10.31	11.25
Total risk-based capital ratio	15.75	14.39	12.31	11.49	12.56
Tier I leverage ratio	10.17	9.58	9.06	8.76	9.05
Tangible equity to assets ratio(4)	10.27	9.71	8.25	8.61	8.77
Cash dividend payout ratio	35.52	44.15	38.54	33.76	30.19

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

(4)	The tangible equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Selected Financial Data

(In thousands, except per share data)	2010	2009	2008	2007	2006

Net interest income	$645,932	$635,502	$592,739	$538,072	$513,199
Provision for loan losses	100,000	160,697	108,900	42,732	25,649
Non-interest income	405,111	396,259	375,712	371,581	352,586
Investment securities gains (losses), net	(1,785)	(7,195)	30,294	8,234	9,035
Non-interest expense	631,134	621,737	615,380	574,159	522,391
Net income	221,710	169,075	188,655	206,660	219,842
Net income per common share-basic*	2.54	1.98	2.26	2.46	2.57
Net income per common share-diluted*	2.52	1.97	2.24	2.44	2.54
Cash dividends	78,231	74,720	72,055	68,915	65,758
Cash dividends per share*	.895	.871	.864	.823	.768
Market price per share*	39.73	36.88	39.86	38.75	39.83
Book value per share*	23.36	21.64	18.90	18.41	17.01
Common shares outstanding*	86,624	87,159	83,560	83,113	85,028
Total assets	18,502,339	18,120,189	17,532,447	16,204,831	15,230,349
Loans, including held for sale	9,474,733	10,490,327	11,644,544	10,841,264	9,960,118
Investment securities	7,409,534	6,473,388	3,780,116	3,297,015	3,496,323
Deposits	15,085,021	14,210,451	12,894,733	12,551,552	11,744,854
Long-term debt	512,273	1,236,062	1,447,781	1,083,636	553,934
Equity	2,023,464	1,885,905	1,579,467	1,530,156	1,446,536
Non-performing assets	97,320	116,670	79,077	33,417	18,223

*	Restated for the 5% stock dividend distributed in December 2010.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2010	2009	2008	’10-’09	’09-’08	’10-’09	’09-’08

Net interest income	$645,932	$635,502	$592,739	$10,430	$42,763	1.6%	7.2%
Provision for loan losses	(100,000)	(160,697)	(108,900)	(60,697)	51,797	(37.8)	47.6
Non-interest income	405,111	396,259	375,712	8,852	20,547	2.2	5.5
Investment securities gains (losses), net	(1,785)	(7,195)	30,294	5,410	(37,489)	75.2	(123.8)
Non-interest expense	(631,134)	(621,737)	(615,380)	9,397	6,357	1.5	1.0
Income taxes	(96,249)	(73,757)	(85,077)	22,492	(11,320)	30.5	(13.3)
Non-controlling interest (expense) income	(165)	700	(733)	(865)	1,433	(123.6)	195.5

Net income	$221,710	$169,075	$188,655	$52,635	$(19,580)	31.1%	(10.4)%

Net income for 2010 was $221.7 million, an increase of $52.6 million, or 31.1%, compared to $169.1 million in 2009. Diluted income per share was $2.52 in 2010 compared to $1.97 in 2009. The increase in net income resulted from a $60.7 million decrease in the provision for loan losses coupled with growth of $10.4 million in net interest income and $8.9 million in non-interest income. The growth in income was partly offset by an increase of $9.4 million in non-interest expense. Several significant items of non-interest income and non-interest expense affected results for 2010. During 2010, the Company paid off $125.0 million in Federal Home Loan Bank (FHLB) borrowings with high interest coupons prior to maturity and incurred a pre-payment penalty of $11.8 million. The Company also sold its held to maturity portfolio of student loans, totaling $311.0 million, for a gain of $6.9 million. During 2010, Visa, Inc. (Visa) indemnification obligation liabilities were reduced by $4.4 million, decreasing expense. The combined effect of these items was a reduction in pre-tax net income of $465 thousand. The return on average assets was 1.22% in 2010 compared to .96% in 2009, and the return on average equity was 11.15% compared to 9.76%. At December 31, 2010, the ratio of tangible equity to assets improved to 10.27% compared to 9.71% at year end 2009.

During 2010, net interest income increased $10.4 million, or 1.6%, compared to 2009. This growth was mainly the result of lower rates paid on deposits and higher average balances in investment securities, but partly offset by lower yields on loans and investment securities and declining loan balances. The provision for loan losses totaled $100.0 million in 2010, a decrease of $60.7 million from the prior year. The Company incurred lower loan losses in nearly all categories, notably construction, consumer and business.

Non-interest income in 2010 increased $8.9 million, or 2.2%, over amounts reported in the previous year, mainly due to growth in bank card and trust fees, which rose $26.8 million and $4.1 million, respectively. Bank card fees increased due to strong growth in corporate card revenues, resulting from both new customer transactions and increased volumes from existing customers as the Company continued to expand this product on a national basis. Offsetting this growth was a decline in deposit account fees of $13.7 million, or 12.9%, due largely to the effect of new regulations on overdraft fees, in addition to lower brokerage and bond trading revenue. Non-interest expense increased $9.4 million, or 1.5%, over 2009. The growth in expense included a pre-payment penalty to the FHLB of $11.8 million, partly offset by an $8.2 million reduction in FDIC insurance expense. Reductions in a Visa indemnification obligation, discussed further in Note 19 to the consolidated financial statements, were recorded in both 2010 and 2009. Income tax expense amounted to $96.2 million in 2010 and $73.8 million in 2009. The effective tax rate was 30.3% in 2010 compared to 30.4% in the previous year.

Net income for 2009 was $169.1 million, a decline of $19.6 million, or 10.4%, compared to $188.7 million in 2008. The decline in net income resulted from a $51.8 million increase in the provision for loan losses and a $37.5 million decrease in investment securities gains, but was partly offset by increases of $42.8 million in net interest income and $20.5 million in non-interest income. Diluted income per share was $1.97 in 2009 compared to $2.24 in 2008. Several significant items of non-interest income and non-interest expense affected results for 2009 and 2008. During 2009, FDIC insurance expense rose to $27.4 million compared to $2.1 million in 2008. Results for 2008 included a $22.2 million gain on the redemption of Visa stock, a loss of $33.3 million relating to purchases of auction rate securities, and a $6.9 million gain on a bank branch sale. Reductions in the Visa indemnification obligation were $2.5 million in 2009 compared to $9.6 million in 2008. The return on average assets was .96% in 2009 compared to 1.15% in 2008, and the return on average equity was 9.76% compared to 11.81%. At December 31, 2009, the ratio of tangible equity to assets improved to 9.71% compared to 8.25% at year end 2008.

During 2009, net interest income increased $42.8 million, or 7.2%, compared to 2008. Similarly to the trend in 2010, growth in 2009 was largely due to lower rates paid on deposits and borrowings coupled with a higher average balance in investment securities, but partly offset by lower yields on loans and investment securities and lower loan balances. The provision for loan losses totaled $160.7 million in 2009, an increase of $51.8 million over the prior year and indicative of the general economic decline. The Company incurred higher net loan charge-offs in all loan categories, with the largest increases in construction, consumer, consumer credit card, and business loans.

Non-interest income in 2009 increased $20.5 million, or 5.5%, over amounts reported in 2008, mainly due to growth in bank card and student lending fees, which rose $8.3 million and $20.8 million, respectively. Student lending (included in loan fees and sales) included higher gains on loan sales and the reversal of certain impairment charges which had been recorded in 2008. Non-interest expense increased $6.4 million, or 1.0%, over 2008. This expense growth included increases of $25.3 million in FDIC insurance expense and $12.2 million in salaries and employee benefits expense, in addition to a $7.1 million decline in reductions to the Visa indemnification obligation. These increases in expense were largely offset by the 2008 loss of $33.3 million on the purchase of auction rate securities, discussed further in the Non-Interest Expense section. Income tax expense declined 13.3% in 2009 and resulted in an effective tax rate of 30.4%, which was slightly lower than the effective tax rate of 31.1% in the previous year. The decrease in income tax expense in 2009 compared to 2008 was mainly due to changes in the mix of taxable and non-taxable income on lower pre-tax income.

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

The Company distributed a 5% stock dividend for the seventeenth consecutive year on December 20, 2010. All per share and average share data in this report has been restated to reflect the 2010 stock dividend.

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

Allowance for Loan Losses

The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, lease, construction and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage, credit card and consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Further discussion of the methodology used in establishing the allowance is provided in the Allowance for Loan Losses section of this discussion and in Note 1.

Valuation of Investment Securities

The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 16 on Fair Value Measurements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $6.7 billion, or 91.5% of the available for sale portfolio at December 31, 2010, and were classified as Level 2 measurements. The Company also holds $150.1 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

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

At December 31, 2010, non-agency guaranteed mortgage-backed securities with a par value of $184.3 million were identified as other-than-temporarily impaired. The credit-related impairment loss on these securities amounted to $7.5 million, which was recorded in the consolidated income statement in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $12.2 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value, and totaled $58.2 million at December 31, 2010. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net in the consolidated income statements. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment and are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

	2010			2009

	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis
Loans	$(40,397)	$(7,643)	$(48,040)	$(31,745)	$(66,327)	$(98,072)
Loans held for sale	(809)	(1,319)	(2,128)	2,161	(8,910)	(6,749)
Investment securities:
U.S. government and federal agency obligations	10,767	(7,848)	2,919	6,568	(178)	6,390
Government-sponsored enterprise obligations	2,009	(1,637)	372	(1,531)	(1,325)	(2,856)
State and municipal obligations	4,676	(3,089)	1,587	9,669	(3,557)	6,112
Mortgage and asset-backed securities	34,296	(49,602)	(15,306)	63,862	(22,144)	41,718
Other securities	(726)	805	79	4,524	(1,155)	3,369
Short-term federal funds sold and securities purchased under agreements to resell	(206)	32	(174)	(7,361)	(704)	(8,065)
Long-term securities purchased under agreements to resell	2,549	—	2,549	—	—	—
Interest earning deposits with banks	(385)	5	(380)	1,183	(574)	609

Total interest income	11,774	(70,296)	(58,522)	47,330	(104,874)	(57,544)

Interest expense
Interest bearing deposits:
Savings	60	(80)	(20)	113	(657)	(544)
Interest checking and money market	5,562	(7,675)	(2,113)	6,211	(35,369)	(29,158)
Time open and C.D.’s of less than $100,000	(8,420)	(20,691)	(29,111)	(3,466)	(21,874)	(25,340)
Time open and C.D.’s of $100,000 and over	(7,117)	(14,407)	(21,524)	8,424	(28,718)	(20,294)
Federal funds purchased and securities sold under agreements to repurchase	295	(1,410)	(1,115)	(8,439)	(12,947)	(21,386)
Other borrowings	(15,064)	(1,515)	(16,579)	(4,611)	(1,767)	(6,378)

Total interest expense	(24,684)	(45,778)	(70,462)	(1,768)	(101,332)	(103,100)

Net interest income, fully taxable equivalent basis	$36,458	$(24,518)	$11,940	$49,098	$(3,542)	$45,556

Net interest income totaled $645.9 million in 2010, representing an increase of $10.4 million, or 1.6%, compared to $635.5 million in 2009. On a tax equivalent basis, net interest income totaled $666.1 million and increased $11.9 million, or 1.8%, over the previous year. This increase was mainly the result of lower average deposit and borrowing balances and lower rates paid on these liabilities, which were partly offset by lower average loan balances and yields, coupled with lower rates earned on the investment securities portfolio. The net yield on earning assets (tax equivalent) was 3.89% in 2010 compared with 3.93% in the previous year.

During 2010, interest income on loans (tax equivalent) declined $48.0 million from 2009 due to lower average balances on most loan categories, coupled with lower rates earned on personal real estate and other personal banking loan products. The average rate earned on the loan portfolio was 5.28% compared to 5.27% in the previous year. Rates on consumer credit cards were impacted by new regulations on interest and service charges, while lower rates on personal real estate loans reflected the overall lower rate environment in the industry this year. Rates increased on business and construction loans, reflecting some increase in risk based pricing obtained earlier in the year. Total average loan balances decreased $931.2 million, or 8.8%, reflecting declines of $346.8 million in business and business real estate loans, $182.6 million in construction loans, $109.2 million in personal real estate and $214.1 million in consumer loans. The decrease in business, business real estate and personal real estate loans was the result of loan principal pay downs and lower line of credit utilization, which exceeded new loan originations due to lower loan demands. The decline in construction loans was mainly due to the weak housing economy and the Company’s efforts to reduce this portfolio. The decrease in average consumer loans was reflective of lower customer demand for automobile financing, coupled with the fact that the Company ceased most marine and recreational vehicle lending in 2008, while pay downs on the existing balances continued. In October 2010, the Company sold its entire held to maturity student loan portfolio, which totaled approximately $311.0 million, to another loan servicer. Total average loans held for sale, which are mainly federally guaranteed student loans, declined $39.1 million. In the second half of 2010, the Company sold most of these loans, and new regulations prohibit the Company from originating new federally guaranteed student loans in the future. Tax equivalent interest earned on investment securities decreased by $10.3 million, or 4.3%, due to lower rates earned, partly offset by higher average balances of securities. The average rate earned on the investment securities portfolio declined from 4.54% in 2009 to 3.40% in 2010, resulting in a decline in interest income of approximately $61.4 million due to lower rates. Average balances of mortgage and other asset-backed securities increased $1.1 billion, or 28.2%, while the average rate earned decreased 130 basis points to 3.17%. Average balances of U.S. government and federal agency securities increased $269.9 million during the year, while average rates earned decreased 179 basis points to 2.20%. Average state and municipal obligations balances increased $93.1 million, while average rates earned decreased 32 basis points to 4.70%. During the second half of 2010, in order to diversify its investment portfolio, the Company purchased long-term resell agreements. The average balance of these long-term resell agreements in 2010 was $150.2 million, and earned interest at an average rate of 1.70%. Most of the purchases were made in the later half of the year, and the year end balance grew to $450.0 million. Average rates (tax equivalent) earned on total interest earning assets in 2010 decreased to 4.38% compared to 4.85% in the previous year, or a decline of 47 basis points.

During 2010, interest expense on deposits decreased $52.8 million, or 44.4%, compared to 2009. This was mainly the result of lower rates on all deposit products coupled with a $930.1 million decline in average certificate of deposit balances, but partly offset by the effects of higher average balances of money market and interest checking accounts, which grew by $1.4 billion. Average rates paid on deposit balances declined 43 basis points in 2010 to .49%. Interest expense on borrowings declined $17.7 million, mainly the result of lower rates paid on total debt and lower average balances outstanding of FHLB borrowings. The average balance of FHLB borrowings decreased $383.7 million, partly due to scheduled maturities of advances and partly due to the early pay off of $125.0 million in advances prior to maturity. The average rate paid on total interest bearing liabilities decreased to .56% compared to 1.04% in 2009.

During 2009, interest income on loans (tax equivalent) declined $98.1 million from 2008 due to lower rates earned on most lending products coupled with lower loan balances, especially in business, business real estate and consumer loans. The average rate earned on the loan portfolio decreased 75 basis points to 5.27% compared to 6.02% in the previous year. Average loan balances decreased $306.0 million, or 2.8%, reflecting lower line of credit usage, lower demand and pay downs. Tax equivalent interest earned on investment securities increased by $54.7 million, or 29.8%, due to higher average balances of securities, partially offset by a decrease in rates earned on these investments. Average balances of mortgage and asset-backed securities increased 51.4% to $3.7 billion, and state and municipal obligations increased 25.6%. Additionally, average balances of U.S. government and federal agency securities increased 67.8% during the year to $307.1 million, primarily a result of purchases of U.S. Treasury inflation-protected securities during the last six months of 2009. Interest earned on federal funds sold and resell agreement assets declined $8.1 million, mainly due to a $381.5 million decrease in average balances coupled with much lower overnight rates. Average rates (tax equivalent) earned on interest earning assets in 2009 decreased to 4.85% compared to 5.63% in the previous year, or a decline of 78 basis points.

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

Provision for Loan Losses

The provision for loan losses totaled $100.0 million in 2010, which represented a decrease of $60.7 million from the 2009 provision of $160.7 million. Net loan charge-offs for the year totaled $96.9 million compared with $138.8 million in 2009, or a decrease of $41.9 million. The decrease in net loan charge-offs from the previous year was mainly the result of lower construction, consumer and business losses, which declined $19.1 million, $11.7 million, and $8.3 million, respectively. The allowance for loan losses totaled $197.5 million at December 31, 2010, an increase of $3.1 million over the prior year, and represented 2.10% of outstanding loans. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2010	2009	2008	’10-’09	’09-’08

Bank card transaction fees	$148,888	$122,124	$113,862	21.9%	7.3%
Deposit account charges and other fees	92,637	106,362	110,361	(12.9)	(3.6)
Trust fees	80,963	76,831	80,294	5.4	(4.3)
Bond trading income	21,098	22,432	15,665	(5.9)	43.2
Consumer brokerage services	9,190	10,831	12,156	(15.2)	(10.9)
Loan fees and sales	23,116	21,273	(2,413)	8.7	N.M.
Other	29,219	36,406	45,787	(19.7)	(20.5)

Total non-interest income	$405,111	$396,259	$375,712	2.2%	5.5%

Non-interest income as a % of total revenue*	38.5%	38.4%	38.8%
Total revenue per full-time equivalent employee	$211.1	$201.3	$185.6

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $405.1 million, an increase of $8.9 million, or 2.2%, compared to $396.3 million in 2009. Bank card fees increased $26.8 million, or 21.9%, due to growth of 50.2%, 13.2%, and 15.6% in corporate card, debit card and merchant transactions, respectively. During 2010, debit card fees totaled $57.0 million and comprised 38.3% of total bank card fees, while corporate card fees totaled $48.3 million and comprised 32.4% of total fees. Trust fee income increased $4.1 million, or 5.4%, as a result of growth in personal and institutional trust fees, partly offset by lower corporate fees. While most of the growth in trust fees came from private client business, fees from institutional trust services also grew $1.5 million, or 10.2%, in 2010. Because of the low interest rate environment this year, the Company waived trust fees on certain short-term client assets in money market investments. It is estimated that these waived fees amounted to approximately $6 million. The market value of total customer trust assets (on which fees are charged) totaled $25.1 billion at year end 2010, and grew 13.5% over year end 2009. Deposit account fees declined $13.7 million, or 12.9%, from the prior year as a result of a $13.6 million decline in overdraft fee revenue. Overdraft fees comprised 55.2% of total deposit account fee income in 2010, down from 60.9% in 2009. The lower overdraft fees resulted from the Company’s implementation on July 1, 2010 of new overdraft regulations on debit card transactions. Also, corporate cash management fees, which comprised 35.7% of total deposit account fees in 2010, declined 1.9% this year on lower sales/activity. Bond trading income declined $1.3 million, or 5.9%, due to lower sales of fixed income securities to correspondent banks and corporate customers, while consumer brokerage services revenue declined $1.6 million, or 15.2%, mainly due to lower fees earned on mutual fund sales. Loan fees and sales increased by $1.8 million over 2009. This increase included a $6.9 million gain recorded on the sale of the Company’s held to maturity portfolio of student loans in late 2010, partly offset by a $5.3 million decline in gains on sales of loans held for sale and adjustments to related impairment reserves. Other non-interest income decreased by $7.2 million partly due to impairment charges of $2.0 million on certain bank premises, coupled with other fixed asset retirements. Also included were declines in cash sweep commissions and equipment rental income, partially offset by higher fees on letters of credit and foreign exchange transactions.

During 2009, non-interest income increased $20.5 million, or 5.5%, over 2008 to $396.3 million. Deposit account fees declined $4.0 million, or 3.6%, as a result of lower overdraft fee revenue, which fell $6.8 million, or 9.5%. Partly offsetting this decline was an increase in cash management fees, which grew $3.2 million, or 10.6%, over the prior year. Bank card fee income rose $8.3 million, or 7.3% overall, due to growth in transaction fees earned on corporate card, debit card and merchant transactions, which increased 24.1%, 4.6% and 3.4%, respectively, but was negatively impacted by lower retail sales affecting credit card fees. Trust fees decreased $3.5 million, or 4.3%, mainly in institutional and corporate fees and reflected the impact that lower markets had on trust asset values during 2009, as well as the effects of low interest rates on money market assets held in trust accounts. The market value of total customer trust assets totaled $22.1 billion at year end 2009 and grew 14.0% over year end 2008. Bond trading income rose $6.8 million due to higher sales volume, while consumer brokerage services revenue declined $1.3 million due to lower fees earned on sales of annuity and mutual fund products. Loan fees and sales increased by $23.7 million, as gains on student loan sales increased $20.8 million. The 2009 gains included the reversal of impairment reserves of $8.6 million on certain held for sale student loans, through sales of the related loans and recoveries in the fair value of most of the remaining outstanding loans. The impairment had originally been established in 2008 due to liquidity concerns, which at year end 2009 were largely alleviated. In addition, mortgage banking revenue and loan commitment fees both increased over 2008. The decrease in other non-interest income of $9.4 million from 2008 was mainly due to a gain of $6.9 million recorded in the second quarter of 2008 on the sale of a banking branch in Independence, Kansas. Other declines were reported in cash sweep commissions, equipment rental income and fees on interest rate swap sales. Partly offsetting these declines was an impairment charge of $1.1 million recorded in 2008 on a Kansas City office building.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities during 2010, 2009 and 2008 are shown in the table below. Included in these amounts are gains and losses arising from sales of bonds from the Company’s available for sale portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also included are gains and losses on sales of publicly traded common stock held by the holding company, Commerce Bancshares, Inc. (the Parent). Gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries, are also shown below. These include fair value adjustments, in addition to gains and losses realized upon disposition. Portions of the fair value adjustments attributable to minority interests are reported as non-controlling interest in the consolidated income statement and resulted in income of $108 thousand and $1.1 million in 2010 and 2009, respectively, and expense of $299 thousand in 2008.

Net securities losses of $1.8 million were recorded in 2010. Included in these losses are credit-related impairment losses of $5.1 million on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These securities had a par value of $184.3 million at December 31, 2010. The cumulative credit-related impairment loss on these securities, recorded in earnings, amounted to $7.5 million, while the cumulative noncredit-related loss on these securities, which has been recorded in other comprehensive income (loss), was $12.2 million. Offsetting these losses were net gains of $3.5 million recorded on sales of investment securities (mainly mortgage-backed and municipals) from the bank portfolio.

Net securities losses of $7.2 million were recorded in 2009, compared to net gains of $30.3 million in 2008. Most of the loss recorded in 2009 resulted from a $5.0 million net decline in fair value of various private equity securities. In addition, credit-related other-than-temporary impairment (OTTI) losses of $2.5 million were recorded on the non-agency mortgage-backed securities mentioned above. The net gain in 2008 included a $22.2 million gain resulting from the redemption of Visa Class B stock in conjunction with an initial public offering by Visa. In addition, during 2008 certain auction rate securities were sold in exchange for student loans, resulting in a gain of $7.9 million.

(Dollars in thousands)	2010	2009	2008

Available for sale:
Preferred equity securities	$—	$—	$(3,504)
Common stock	—	—	(294)
Auction rate securities	—	—	7,861
Other bonds:
Realized gains	3,488	322	1,140
OTTI losses	(5,069)	(2,473)	—
Non-marketable:
Private equity investments	(204)	(5,044)	2,895
Visa Class B stock	—	—	22,196

Total investment securities gains (losses), net	$(1,785)	$(7,195)	$30,294

Non-Interest Expense

				% Change
(Dollars in thousands)	2010	2009	2008	’10-’09	’09-’08

Salaries	$292,675	$290,289	$286,161	.8%	1.4%
Employee benefits	53,875	55,490	47,451	(2.9)	16.9
Net occupancy	46,987	45,925	46,317	2.3	(.8)
Equipment	23,324	25,472	24,569	(8.4)	3.7
Supplies and communication	27,113	32,156	35,335	(15.7)	(9.0)
Data processing and software	67,935	61,789	56,387	9.9	9.6
Marketing	18,161	18,231	19,994	(.4)	(8.8)
Deposit insurance	19,246	27,373	2,051	(29.7)	N.M.
Debt extinguishment	11,784	—	—	N.M.	N.M.
Loss on purchase of auction rate securities	—	—	33,266	N.M.	N.M.
Indemnification obligation	(4,405)	(2,496)	(9,619)	N.M.	N.M.
Other	74,439	67,508	73,468	10.3	(8.1)

Total non-interest expense	$631,134	$621,737	$615,380	1.5%	1.0%

Efficiency ratio	59.7%	59.9%	63.1%
Salaries and benefits as a % of total non-interest expense	54.9%	55.6%	54.2%
Number of full-time equivalent employees	4,979	5,125	5,217

Non-interest expense was $631.1 million in 2010, an increase of $9.4 million, or 1.5%, over the previous year. Non-interest expense included a debt pre-payment penalty of $11.8 million in 2010, in addition to reductions in a Visa indemnification obligation of $4.4 million and $2.5 million in 2010 and 2009, respectively. Excluding these items, non-interest expense would have amounted to $623.8 million in 2010, a decrease of $478 thousand from the prior year. Salaries and benefits grew by $771 thousand, or .2%, mainly as a result of higher costs for incentives and 401K plan contributions, but lower costs for base salaries, pension and medical plans. Total salaries expense was up $2.4 million, or .8%, and full-time equivalent employees totaled 4,979 and 5,125 at December 31, 2010 and 2009, respectively, a decline of 2.8%. Occupancy costs increased $1.1 million, or 2.3%, primarily resulting from higher real estate taxes and utilities expense. Equipment costs decreased $2.1 million mainly due to lower depreciation on data processing equipment. Supplies and communication expense declined $5.0 million, or 15.7%, which reflected certain initiatives to reduce paper supplies, customer checks and courier costs. Data processing and software costs grew $6.1 million, primarily due to higher bank card processing costs, which have increased in proportion to the growth in bank card revenues. Deposit insurance decreased $8.1 million mainly due to a special assessment levied by the FDIC in 2009 which did not reoccur in 2010. Other non-interest expense increased $6.9 million and included foreclosed property expense of $6.3 million, which increased due to higher write-downs to fair value and additional holding costs, in conjunction with higher levels of such assets held by the Company. Also included were higher costs for professional services, partially offset by lower operating losses.

In 2009, non-interest expense was $621.7 million, an increase of $6.4 million, or 1.0%, over the previous year. FDIC insurance expense, including normal deposit premiums and special assessments, increased $25.3 million compared to 2008, as the FDIC began a program to replenish its insurance fund. During 2009, salaries and benefits expense increased by $12.2 million, or 3.6%, over 2008 due to merit increases and higher pension and medical costs. Occupancy expense decreased slightly, while equipment expense increased $903 thousand, or 3.7%, mainly due to higher data processing equipment depreciation expense. Supplies and communication expense decreased $3.2 million, or 9.0%, as a result of lower supplies and courier expense. Data processing and software costs grew by $5.4 million, or 9.6%. Core data processing expense increased $3.5 million due to several new software and servicing systems, in addition to higher bank card processing costs. Marketing expense decreased $1.8 million, or 8.8%. Other non-interest expense decreased $6.0 million, or 8.1%, partly due to declines in travel and entertainment expense and impairment charges on foreclosed property. Other decreases occurred in leased asset depreciation, professional fees and recruiting expense, which were partly offset by a decline in loan origination cost deferrals. Total non-interest expense in 2008 included a $33.3 million non-cash loss related to the purchase of auction rate securities from customers, which represented the amount by which the purchase price (at par) exceeded estimated fair value on the purchase date.

Income Taxes

Income tax expense was $96.2 million in 2010, compared to $73.8 million in 2009 and $85.1 million in 2008. Income tax expense in 2010 increased 30.5% over 2009, compared to a 31.4% increase in pre-tax income. The effective tax rate, including the effect of non-controlling interest, was 30.3%, 30.4% and 31.1% in 2010, 2009 and 2008, respectively. The Company’s effective tax rates in those years were lower than the federal statutory rate of 35% mainly due to tax-exempt interest on state and local municipal obligations.

Financial Condition

Loan Portfolio Analysis

Classifications of consolidated loans by major category at December 31 for each of the past five years are shown in the table below. This portfolio consists of loans which were acquired or originated with the intent of holding to their maturity. Loans held for sale are separately discussed in a following section. A schedule of average balances invested in each loan category below appears on page 60.

	Balance at December 31
(In thousands)	2010	2009	2008	2007	2006

Commercial:
Business	$2,957,043	$2,877,936	$3,404,371	$3,257,047	$2,860,692
Real estate – construction and land	460,853	665,110	837,369	668,701	658,148
Real estate – business	2,065,837	2,104,030	2,137,822	2,239,846	2,148,195
Personal banking:
Real estate – personal	1,440,386	1,537,687	1,638,553	1,540,289	1,478,669
Consumer	1,164,327	1,333,763	1,615,455	1,648,072	1,435,038
Revolving home equity	477,518	489,517	504,069	460,200	441,851
Student	—	331,698	358,049	—	—
Consumer credit card	831,035	799,503	779,709	780,227	648,326
Overdrafts	13,983	6,080	7,849	10,986	10,601

Total loans	$9,410,982	$10,145,324	$11,283,246	$10,605,368	$9,681,520

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

The contractual maturities of loan categories at December 31, 2010, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
	In	After One	After
	One Year	Year Through	Five
(In thousands)	or Less	Five Years	Years	Total

Business	$1,578,361	$1,216,165	$162,517	$2,957,043
Real estate – construction and land	304,116	154,252	2,485	460,853
Real estate – business	550,012	1,303,888	211,937	2,065,837
Real estate – personal	155,182	381,797	903,407	1,440,386

Total business and real estate loans	$2,587,671	$3,056,102	$1,280,346	6,924,119

Consumer(1)				1,164,327
Revolving home equity(2)				477,518
Consumer credit card(3)				831,035
Overdrafts				13,983

Total loans				$9,410,982

Loans with fixed rates	$540,563	$1,573,442	$451,261	$2,565,266
Loans with floating rates	2,047,108	1,482,660	829,085	4,358,853

Total business and real estate loans	$2,587,671	$3,056,102	$1,280,346	$6,924,119

(1)	Consumer loans with floating rates totaled $113.8 million.

(2)	Revolving home equity loans with floating rates totaled $472.7 million.

(3)	Consumer credit card loans with floating rates totaled $465.9 million.

Total loans at December 31, 2010 were $9.4 billion, a decrease of $734.3 million, or 7.2%, from balances at December 31, 2009. The decline in loans during 2010 occurred principally in construction, consumer and student loans. Business loans increased $79.1 million, or 2.7%, reflecting growth in commercial and tax free loans, while lease balances, which are also included in the business category, decreased $37.9 million, or 13.5%, compared with the previous year end balance, as demand for equipment financing weakened. Business real estate loans were lower by $38.2 million, or 1.8%, and construction loans decreased $204.3 million, or 30.7%. The decline in construction loans reflected continued uncertain economic conditions in the real estate markets and lower overall demand. Personal real estate loans and consumer loans declined $97.3 million and $169.4 million, respectively, as loan pay downs exceeded new loan originations. Consumer loans declined primarily because the Company ceased most marine and recreational vehicle lending from that portfolio several years ago. Revolving home equity loans decreased $12.0 million due to fewer new account activations. Consumer credit card loans increased by $31.5 million, or 3.9%. The student loan portfolio, which was originally acquired in 2008, was sold in October 2010 as discussed below.

Period end loans decreased $1.1 billion, or 10.8%, in 2009 compared to 2008, resulting from decreases in business, construction, personal real estate and consumer loans.

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

Commercial Loans

Business

Total business loans amounted to $3.0 billion at December 31, 2010 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. This portfolio also includes direct financing and sales type leases totaling $243.5 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases comprise 2.6% of the Company’s total loan portfolio. Also included in this portfolio are corporate card loans, which totaled $175.9 million at December 31, 2010. These loans, which grew by 13.9% in 2010, are made in conjunction with the Company’s corporate card business, which assists the increasing number of businesses that are shifting from paper checks to a credit card payment system in order to automate payment processes. These loans are generally short-term, with outstanding balances averaging between 7 to 13 days in duration, which helps to limit risk in these loans.

Business loans are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado and Ohio. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. The Company participates in credits of large, publicly traded companies when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $4.6 million in 2010 and $12.8 million in 2009. Non-accrual business loans were $8.9 million (.3% of business loans) at December 31, 2010 compared to $12.9 million at December 31, 2009. Included in these totals were non-accrual lease-related loans of $887 thousand and $3.3 million at December 31, 2010 and 2009, respectively. Growth opportunities in business loans will largely depend on the speed and sustainability of economic recovery. Such growth is dependent on market conditions which enable businesses to grow and invest in new capital, in addition to the Company’s own solicitation efforts in attracting new, high quality loans.

Real Estate-Construction and Land

The portfolio of loans in this category amounted to $460.9 million at December 31, 2010 and comprised 4.9% of the Company’s total loan portfolio. These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiary. Commercial construction loans, comprising 33.0% of the portfolio at December 31, 2010, are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger, speculative commercial properties remains low. Commercial land and land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2010 totaled $193.5 million. The largest percentage of residential construction and land development loans are for projects located in the Kansas City and St. Louis metropolitan areas. Credit risk in this sector has risen over the last few years, especially in residential land development lending, as a result of the slowdown in the housing industry and worsening economic conditions. Over the last two years, net charge-offs on construction and land loans have remained at elevated levels. However, in 2010 net loan charge-offs decreased 56.0% to $15.0 million, compared to net charge-offs of $34.1 million in 2009. The net charge-offs in 2010 were mainly comprised of $11.2 million in charge-offs on loans to three specific borrowers, and the largest portion of total 2010 charge-offs occurred in the first quarter. Construction and land development loans on non-accrual status declined to $52.8 million at year end 2010 compared to $62.5 million at year end 2009, with approximately 40% of the non-accrual balance at year end 2010 comprised of loans to three individual borrowers. The Company’s watch list, which includes special mention and substandard categories, included $37.0 million of residential land and construction loans which are being closely monitored.

Real Estate-Business

Total business real estate loans were $2.1 billion at December 31, 2010 and comprised 22.0% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied and income producing commercial real estate properties, which present lower risk levels. The borrowers and/or the properties are generally located in local and regional markets. Additional information about loans by type is presented on page 39. At December 31, 2010, non-accrual balances amounted to $16.2 million, or .8%, of the loans in this category, down from

$21.8 million at year end 2009. The Company experienced net charge-offs of $4.1 million in 2010, compared to net charge-offs of $5.2 million in 2009.

Personal Banking Loans

Real Estate-Personal

At December 31, 2010, there were $1.4 billion in outstanding personal real estate loans, which comprised 15.3% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and may from time to time retain certain fixed rate loans (typically 15 and 20-year fixed rate loans) as directed by its Asset/Liability Management Committee. Other fixed rate loans in the portfolio have resulted from previous bank acquisitions. The Company does not purchase these types of loans from outside parties or brokers, and has never maintained or promoted subprime or reduced document products. At December 31, 2010, 51% of the portfolio was comprised of adjustable rate loans while 49% was comprised of fixed rate loans. Levels of mortgage loan origination activity decreased slightly in 2010 compared to 2009, with originations of $197 million in 2010 compared with $199 million in 2009. Growth in mortgage loan originations continued to be constrained in 2010 as a result of the weakened economy, slower housing starts, demand for fixed rates, and lower re-sales within the Company’s markets. The Company has experienced lower loan losses in this category than many others in the industry, and believes this is partly because of its conservative underwriting culture and the fact that it does not offer subprime lending products or purchase loans from brokers. Net loan charge-offs for 2010 amounted to $2.1 million, compared to $2.8 million in the previous year. The non-accrual balances of loans in this category decreased to $7.3 million at December 31, 2010, compared to $9.4 million at year end 2009.

Consumer

Consumer loans consist of auto, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, and other consumer installment loans. These loans totaled $1.2 billion at year end 2010. Approximately 66% of consumer loans outstanding were originated indirectly from auto and other dealers, while the remaining 34% were direct loans made to consumers. Approximately 28% of the consumer portfolio consists of automobile loans, 46% in marine and RV loans and 11% in fixed rate home equity lending. As mentioned above, total consumer loans declined $169.4 million in 2010 as a result of a decrease of $135.8 million in marine and RV loans, due to the Company’s decision in 2008 to cease most marine and RV lending. In addition, auto lending declined $40.8 million, or 11.0%. Net charge-offs on consumer loans were $20.5 million in 2010 compared to $32.2 million in 2009. Net charge-offs decreased to 1.6% of average consumer loans in 2010 compared to 2.2% in 2009. Consumer loan net charge-offs included marine and RV loan net charge-offs of $14.8 million, which were 2.5% of average marine and RV loans in 2010, compared to 3.0% in 2009.

Revolving Home Equity

Revolving home equity loans, of which 99% are adjustable rate loans, totaled $477.5 million at year end 2010. An additional $657.8 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination.

Student

In December 2008, the Company acquired a portfolio of federally guaranteed student loans from a student loan agency. The loans were acquired in exchange for certain auction rate securities issued by that agency, which were purchased earlier in the year by the Bank from its customers. The loans, which had an average estimated life of approximately seven years at purchase date, were recorded at fair value, which resulted in a discount from their face value of approximately 2.5%. At the time of the purchase, the Company intended to hold the loans until their maturity. However, in October 2010, the agency, as allowed under the original exchange contract, elected to repurchase the loans. The carrying amount of the loans sold totaled approximately $311.0 million, and the Company recorded a gain of $6.9 million.

Consumer Credit Card

Total consumer credit card loans amounted to $831.0 million at December 31, 2010 and comprised 8.8% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 63% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2010, approximately 56% of the outstanding credit card loan balances had a floating interest rate, compared to 92% in the prior year. This decline is due to the provisions of the Card Act, which went into effect in 2009, under which certain credit card balances that previously had variable rates were changed to non-variable rates. Net charge-offs amounted to $47.7 million in 2010, compared to $49.3 million in 2009. The annual ratio of net credit card loan charge-offs to total average credit card loans totaled 6.3% in 2010 compared to 6.8% in 2009. These ratios, however, remain below national loss averages.

Loans Held for Sale

Total loans held for sale at December 31, 2010 were $63.8 million, a decrease of $281.3 million, from $345.0 million at year end 2009. Loans classified as held for sale consist of student loans and residential mortgage loans.

Most of the portfolio is comprised of originated loans to students attending colleges and universities. These loans are normally sold to the secondary market when the student graduates and the loan enters into repayment status. Nearly all of these loans are based on variable rates. The Company has historically sold these loans under agreements with the Department of Education and various student loan servicing agencies, including the Missouri Higher Education Loan Authority, the Student Loan Marketing Association and others. However, because of recent legislation which required the Company to terminate its guaranteed student loan origination business effectively July 1, 2010, student loan balances declined to $53.3 million at year end 2010, compared to $334.5 million at year end 2009.

The student loans outstanding at year end 2010 have associated purchase commitments from various student loan agencies. However, certain agencies have been unable to make purchases under contractual terms and uncertainties exist about their future ability. These loans are carried at fair value and totaled $12.1 million at December 31, 2010, including an associated impairment allowance of $569 thousand.

The remainder of the held for sale portfolio consists of fixed rate mortgage loans, which are sold in the secondary market, generally within three months of origination. The loans are sold primarily to other financial institutions and federal agencies under industry-standard contracts which require various representations by the Company as to ownership, tax status, document delivery, and compliance with selection criteria underwriting standards, and may obligate the Company to repurchase such loans if these representations cannot be satisfied. The Company did not receive any repurchase requests in 2010, and does not believe there are any significant risks or uncertainties associated with its sales. Mortgage loans held for sale totaled $10.4 million and $10.5 million at December 31, 2010 and 2009, respectively.

Allowance for Loan Losses

The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of reserves needed for pools of loans.

Loans subject to individual evaluation generally consist of business, construction, commercial real estate and personal real estate loans on non-accrual status. These impaired loans are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Loans which are not individually evaluated are segregated by loan type and sub-type, and are collectively evaluated. These include certain troubled debt restructurings, which are collectively evaluated because they have similar risk characteristics. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations.

The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses rests upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company’s senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. The Company’s subsidiary bank continues to be subject to examination by the Office of the Comptroller of the Currency (OCC) and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. In addition to the examination of the subsidiary bank by the OCC, the parent holding company and its non-bank subsidiaries are examined by the Federal Reserve Bank. Refer to Note 1 to the consolidated financial statements for additional discussion on the allowance and charge-off policies.

At December 31, 2010, the allowance for loan losses was $197.5 million compared to a balance at year end 2009 of $194.5 million. Total loans delinquent 90 days or more and still accruing were $20.5 million at December 31, 2010, a decrease of $22.2 million compared to year end 2009. Approximately $13.8 million of this decrease was due to the sale of the held to maturity student loan portfolio in the fourth quarter of 2010. Non-accrual loans at December 31, 2010 were $85.3 million, a decrease of $21.3 million from the prior year, and were mainly comprised of construction and business real estate loans totaling $52.8 million and $16.2 million, respectively. The Company’s analysis of the allowance considered the impact of the economic downturn experienced in 2009 on the current portfolio, which resulted in a slight increase in the allowance balance during the first quarter of 2010. The percentage of allowance to loans increased to 2.10% at December 31, 2010 compared to 1.92% at year end 2009 as a result of the slight increase in the allowance balance, coupled with a decrease in period end loan balances of 7.2%.

Net loan charge-offs totaled $96.9 million in 2010, representing a $41.9 million decrease compared to net charge-offs of $138.8 million in 2009. Net charge-offs related to business loans were $4.6 million in 2010 compared to $12.8 million in 2009. Construction and land loans incurred net charge-offs of $15.0 million in 2010 compared to $34.1 million in 2009. Net charge-offs related to consumer loans decreased $11.7 million to $20.5 million at December 31, 2010, representing 21.1% of total net charge-offs during 2010. Additionally, net charge-offs related to consumer credit cards were $47.7 million in 2010 compared to $49.3 million in 2009. Approximately 49.2% of total net loan charge-offs during 2010 were related to consumer credit card loans compared to 35.5% during 2009. Net consumer credit card charge-offs decreased to 6.3% of average consumer credit card loans in 2010 compared to 6.8% in 2009.

The ratio of net charge-offs to total average loans outstanding in 2010 was 1.00% compared to 1.31% in 2009 and .64% in 2008. The provision for loan losses in 2010 was $100.0 million, compared to a provision of $160.7 million in 2009 and $108.9 million in 2008.

The Company considers the allowance for loan losses of $197.5 million adequate to cover losses inherent in the loan portfolio at December 31, 2010.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2010	2009	2008	2007	2006

Net loans outstanding at end of year(A)	$9,410,982	$10,145,324	$11,283,246	$10,605,368	$9,681,520

Average loans outstanding(A)	$9,698,670	$10,629,867	$10,935,858	$10,189,316	$9,105,432

Allowance for loan losses:
Balance at beginning of year	$194,480	$172,619	$133,586	$131,730	$128,447

Additions to allowance through charges to expense	100,000	160,697	108,900	42,732	25,649
Allowances of acquired companies	—	—	—	1,857	3,688

Loans charged off:
Business	8,550	15,762	7,820	5,822	1,343
Real estate – construction and land	15,199	34,812	6,215	2,049	62
Real estate – business	4,780	5,957	2,293	2,396	854
Real estate – personal	2,484	3,150	1,765	181	119
Consumer	24,582	35,973	26,229	14,842	11,364
Revolving home equity	2,014	1,197	447	451	158
Student	5	6	—	—	—
Consumer credit card	54,287	54,060	35,825	28,218	22,104
Overdrafts	2,672	3,493	4,499	4,909	4,940

Total loans charged off	114,573	154,410	85,093	58,868	40,944

Recovery of loans previously charged off:
Business	3,964	2,925	3,406	1,429	2,166
Real estate – construction and land	193	720	—	37	—
Real estate – business	722	709	117	1,321	890
Real estate – personal	428	363	51	42	27
Consumer	4,108	3,772	4,782	5,304	5,263
Revolving home equity	39	7	18	5	23
Consumer credit card	6,556	4,785	4,309	4,520	4,250
Overdrafts	1,621	2,293	2,543	3,477	2,271

Total recoveries	17,631	15,574	15,226	16,135	14,890

Net loans charged off	96,942	138,836	69,867	42,733	26,054

Balance at end of year	$197,538	$194,480	$172,619	$133,586	$131,730

Ratio of allowance to loans at end of year	2.10%	1.92%	1.53%	1.26%	1.36%
Ratio of provision to average loans outstanding	1.03%	1.51%	1.00%	.42%	.28%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
(Dollars in thousands)	2010	2009	2008	2007	2006

Ratio of net charge-offs to average loans outstanding, by loan category:
Business	.16%	.41%	.13%	.14%	NA
Real estate – construction and land	2.69	4.61	.89	.30	.01
Real estate – business	.20	.24	.10	.05	NA
Real estate – personal	.14	.18	.11	.01	.01
Consumer	1.64	2.20	1.28	.61	.45
Revolving home equity	.41	.24	.09	.10	.03
Consumer credit card	6.28	6.77	4.06	3.56	3.00
Overdrafts	14.42	12.27	16.40	10.36	18.18

Ratio of total net charge-offs to total average loans outstanding	1.00%	1.31%	.64%	.42%	.29%

NA: Net recoveries were experienced in 2006.

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2010		2009		2008		2007		2006

	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans	Loan Loss	% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans	Allocation	Loans

Business	$45,754	31.4%	$42,949	28.4%	$37,912	30.2%	$29,392	30.7%	$28,529	29.5%
RE – construction and land	20,864	4.9	30,776	6.6	23,526	7.4	8,507	6.3	4,605	6.8
RE – business	48,189	22.0	30,640	20.7	25,326	19.0	14,842	21.1	19,343	22.2
RE – personal	4,016	15.3	5,231	15.2	4,680	14.5	2,389	14.5	2,243	15.3
Consumer	19,404	12.4	29,994	13.1	28,638	14.3	24,611	15.6	18,655	14.8
Revolving home equity	2,316	5.1	1,590	4.8	1,332	4.4	5,839	4.3	5,035	4.6
Student	—	—	229	3.3	—	3.2	—	—	—	—
Consumer credit card	55,903	8.8	51,801	7.9	49,492	6.9	44,307	7.4	39,965	6.7
Overdrafts	1,092	.1	1,270	—	1,713	.1	2,351	.1	3,592	.1
Unallocated	—	—	—	—	—	—	1,348	—	9,763	—

Total	$197,538	100.0%	$194,480	100.0%	$172,619	100.0%	$133,586	100.0%	$131,730	100.0%

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2010	2009	2008	2007	2006

Non-performing assets:
Non-accrual loans:
Business	$8,933	$12,874	$4,007	$4,700	$5,808
Real estate – construction and land	52,752	62,509	48,871	7,769	120
Real estate – business	16,242	21,756	13,137	5,628	9,845
Real estate – personal	7,348	9,384	6,794	1,095	384
Consumer	—	90	87	547	551

Total non-accrual loans	85,275	106,613	72,896	19,739	16,708

Real estate acquired in foreclosure	12,045	10,057	6,181	13,678	1,515

Total non-performing assets	$97,320	$116,670	$79,077	$33,417	$18,223

Non-performing assets as a percentage of total loans	1.03%	1.15%	.70%	.32%	.19%

Non-performing assets as a percentage of total assets	.53%	.64%	.45%	.21%	.12%

Past due 90 days and still accruing interest:
Business	$854	$3,672	$1,459	$1,427	$2,814
Real estate – construction and land	217	1,184	466	768	593
Real estate – business	—	402	1,472	281	1,336
Real estate – personal	3,554	3,102	4,717	5,131	3,994
Consumer	2,867	3,042	4,346	2,676	1,961
Revolving home equity	825	878	440	700	659
Student	—	14,346	14,018	1	1
Consumer credit card	12,149	16,006	13,046	9,902	9,018

Total past due 90 days and still accruing interest	$20,466	$42,632	$39,964	$20,886	$20,376

The table below shows the effect on interest income in 2010 of loans on non-accrual status at year end.

(In thousands)

Gross amount of interest that would have been recorded at original rate	$7,583
Interest that was reflected in income	1,174

Interest income not recognized	$6,409

Total non-accrual loans at year end 2010 were $85.3 million, a decrease of $21.3 million from the balance at year end 2009. Most of the decrease occurred in non-accrual construction and land loans, which declined $9.8 million to $52.8 million. In addition, business and business real estate non-accrual loans decreased $3.9 million and $5.5 million, respectively. Foreclosed real estate increased to a total of $12.0 million at year end 2010, of which $4.5 million related to four individual borrowers. Total non-performing assets remain low compared to the overall banking industry in 2010, with the non-performing loans to total loans ratio at .91% at December 31, 2010. Loans past due 90 days and still accruing interest decreased $22.2 million at year end 2010 compared to 2009, mainly due to $13.8 million in federally guaranteed student loans which, as noted previously, were sold in October 2010.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $233.5 million at December 31, 2010 compared with

$319.9 million at December 31, 2009, resulting in a decrease of $86.4 million, or 27.0%. The decrease was largely due to a $63.7 million decline in construction and land real estate loans.

	December 31	December 31
(In thousands)	2010	2009

Potential problem loans:
Business	$79,640	$93,256
Real estate – construction and land	51,589	115,251
Real estate – business	94,063	98,951
Real estate – personal	7,910	12,013
Consumer	284	409

Total potential problem loans	$233,486	$319,880

At December 31, 2010, the Company had identified approximately $94.6 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $34.5 million have been placed on non-accrual status. Of the remaining $60.1 million, approximately $41.3 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $18.8 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs.

Loans with Special Risk Characteristics

Management relies primarily on an internal risk rating system, in addition to delinquency status, to assess risk in the loan portfolio, and these statistics are presented in Note 3 to the consolidated financial statements. However, certain types of loans are considered at high risk of loss due to their terms, location, or special conditions. Construction and land loans and business real estate loans are subject to higher risk as a result of the current weak economic climate and issues in the housing industry. Certain personal real estate products have contractual features that could increase credit exposure in a market of declining real estate prices, when interest rates are steadily increasing, or when a geographic area experiences an economic downturn. For these types of loans higher risk could exist when 1) loan terms require a minimum monthly payment that covers only interest, or 2) loan-to-collateral value (LTV) ratios are above 80%, with no private mortgage insurance. Information presented below is based on LTV ratios which were generally calculated with valuations at loan origination date.

Real Estate – Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 4.9% of total loans outstanding at December 31, 2010.

			% of			% of
	December 31	% of	Total	December 31	% of	Total
(In thousands)	2010	Total	Loans	2009	Total	Loans

Residential land and land development	$112,963	24.5%	1.2%	$181,257	27.2%	1.8%
Residential construction	80,516	17.5	.9	110,165	16.6	1.1
Commercial land and land development	115,106	25.0	1.2	144,880	21.8	1.4
Commercial construction	152,268	33.0	1.6	228,808	34.4	2.3

Total real estate – construction and land loans	$460,853	100.0%	4.9%	$665,110	100.0%	6.6%

Real Estate – Business Loans

Total business real estate loans were $2.1 billion at December 31, 2010 and comprised 22.0% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 48% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

	December 31	% of	Total	December 31	% of	Total
(In thousands)	2010	Total	Loans	2009	Total	Loans

Owner-occupied	$990,892	48.0%	10.5%	$1,101,870	52.4%	10.9%
Office	254,882	12.4	2.7	214,408	10.2	2.1
Retail	226,418	11.0	2.4	210,619	10.0	2.1
Multi-family	143,051	6.9	1.5	112,664	5.3	1.1
Farm	120,388	5.8	1.3	131,245	6.2	1.3
Industrial	118,159	5.7	1.3	142,745	6.8	1.4
Hotels	108,127	5.2	1.2	115,056	5.5	1.1
Other	103,920	5.0	1.1	75,423	3.6	.7

Total real estate – business loans	$2,065,837	100.0%	22.0%	$2,104,030	100.0%	20.7%

Real Estate – Personal Loans

The Company’s $1.4 billion personal real estate portfolio is composed of loans collateralized with residential real estate. Included in this portfolio are personal real estate loans made to commercial customers, which totaled $229.4 million at December 31, 2010. This group of loans has an original weighted average term of approximately 6 years, with 63% of the balance in fixed rate loans and 37% in floating rate loans. The remainder of the personal real estate portfolio, totaling $1.2 billion at December 31, 2010, is comprised of loans made to the retail customer base. It includes adjustable rate mortgage loans and certain fixed rate loans, retained by the Company as directed by its Asset/Liability Management Committee.

Within the retail mortgage loan group, only 1.5% were made with interest only payments (see table below). These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. At December 31, 2010, these loans had a weighted average LTV and FICO score of 71.1% and 742 respectively, and there were no delinquencies noted in this group. The majority of these loans (95.9%) consist of loans written within the Company’s five state branch network territories of Missouri, Kansas,

Illinois, Oklahoma, and Colorado. Loans originated with interest only payments were not made to “qualify” the borrower for a lower payment amount.

The following table presents information about the retail based personal real estate loan portfolio for 2010 and 2009.

	2010		2009
	Principal		Principal
	Outstanding at	% of Loan	Outstanding at	% of Loan
(Dollars in thousands)	December 31	Portfolio	December 31	Portfolio

Loans with interest only payments	$18,191	1.5%	$25,201	2.0%

Loans with no insurance and LTV:
Between 80% and 90%	86,191	7.1	99,395	7.8
Between 90% and 95%	25,851	2.2	31,331	2.5
Over 95%	42,738	3.5	52,033	4.1

Over 80% LTV with no insurance	154,780	12.8	182,759	14.4

Total loan portfolio from which above loans were identified	1,210,939		1,267,156

Revolving Home Equity Loans

The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (95.2%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. The following tables break out the year end outstanding balances by product for 2010 and 2009.

	Principal				Unused Portion
	Outstanding at		New Lines		of Available Lines		Balances
	December 31		Originated During		at December 31		Over 30 Days
(Dollars in thousands)	2010	*	2010	*	2010	*	Past Due	*

Loans with interest only payments	$454,693	95.2%	$31,472	6.6%	$647,928	135.7%	$1,340	.3%

Loans with LTV:
Between 80% and 90%	57,553	12.0	7,019	1.5	39,949	8.4	364	.1
Over 90%	21,301	4.5	865	.2	13,384	2.8	327	—

Over 80% LTV	78,854	16.5	7,884	1.7	53,333	11.2	691	.1

Total loan portfolio from which above loans were identified	477,518		121,428		665,701

*	Percentage of total principal outstanding of $477.5 million at December 31, 2010.

	Principal				Unused Portion
	Outstanding at		New Lines		of Available Lines		Balances
	December 31		Originated During		at December 31		Over 30 Days
(Dollars in thousands)	2009	*	2009	*	2009	*	Past Due	*

Loans with interest only payments	$469,460	95.9%	$30,832	6.3%	$647,669	132.3%	$2,102	.4%

Loans with LTV:
Between 80% and 90%	63,369	12.9	3,181	.7	44,261	9.0	547	.1
Over 90%	23,369	4.8	104	—	16,751	3.5	504	.1

Over 80% LTV	86,738	17.7	3,285	.7	61,012	12.5	1,051	.2

Total loan portfolio from which above loans were identified	489,517		32,485		658,845

*	Percentage of total principal outstanding of $489.5 million at December 31, 2009.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage loans and the revolving floating rate line product discussed above, the Company offers a third choice to those consumers desiring a fixed rate loan and a fixed maturity date. This fixed rate home equity loan, typically for home repair or remodeling, is an alternative for individuals who want to finance a specific project or purchase and decide to lock in a specific monthly payment over a defined period. This portfolio of loans totaled $132.7 million at both December 31, 2010 and 2009. At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, less than 7% of the outstanding balance has interest only payments. The delinquency history on this product has been low, as balances over 30 days past due totaled only $1.7 million, or 1.3%, of the portfolio, at both year end 2010 and 2009.

	2010				2009
	Principal				Principal
	Outstanding at		New Loans		Outstanding at		New Loans
(Dollars in thousands)	December 31	*	Originated	*	December 31	*	Originated	*

Loans with interest only payments	$8,620	6.5%	$9,954	7.5%	$4,731	3.6%	$2,355	1.8%

Loans with LTV:
Between 80% and 90%	17,597	13.3	5,540	4.2	19,526	14.7	7,682	5.8
Over 90%	21,653	16.3	4,677	3.5	25,398	19.1	924	.7

Over 80% LTV	39,250	29.6	10,217	7.7	44,924	33.8	8,606	6.5

Total loan portfolio from which above loans were identified	132,706				132,747

*	Percentage of total principal outstanding of $132.7 million at both December 31, 2010 and 2009.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in 2010 of $2.1 million, $2.0 million and $1.5 million, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime loan products, which are defined as those offerings made to customers with a FICO score below 650, and has purchased no brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised of automobile and marine and RV. During 2010 $187.1 million of new loans, mostly automobile loans, were originated, compared to $159.9 million during 2009. The Company experienced rapid growth in marine and RV loans in 2006 through 2008, and the majority of these loans were outside the Company’s basic five state branch network. However, due to continuing weak credit and economic conditions, this loan product was curtailed in mid 2008. The loss ratios experienced for marine and RV loans have been higher than for other consumer loan products in recent years, at 2.5% and 3.0% in 2010 and 2009, respectively, but balances over 30 days past due have decreased $4.6 million from 2009. The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2010 and 2009.

	2010			2009
	Principal		Balances	Principal		Balances
	Outstanding at	New Loans	Over 30 Days	Outstanding at	New Loans	Over 30 Days
(Dollars in thousands)	December 31	Originated	Past Due	December 31	Originated	Past Due

Passenger vehicles	$330,212	$162,212	$3,050	$371,009	$130,839	$5,281
Marine	142,536	1,207	4,170	182,866	1,537	5,617
RV	376,115	60	7,661	466,757	2,214	10,793
Other	33,809	23,607	235	42,726	25,345	740

Total	$882,672	$187,086	$15,116	$1,063,358	$159,935	$22,431

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2010 of $831.0 million in consumer credit card loans outstanding, approximately $179.9 million, or 21.6%, carried a low introductory rate. Within the next six months, $86.2 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Investment Securities Analysis

Investment securities are comprised of securities which are available for sale, non-marketable, and held for trading. During 2010, total investment securities increased $910.3 million, or 14.3%, to $7.3 billion (excluding unrealized gains/losses) compared to $6.4 billion at the previous year end. During 2010, securities of $3.2 billion were purchased, which included $1.0 billion in agency mortgage-backed securities, $1.6 billion in other asset-backed securities, and $405.8 million in state and municipal obligations. Total sales, maturities and pay downs were $2.4 billion during 2010. During 2011, maturities of approximately $1.6 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 3.40% in 2010 and 4.54% in 2009.

At December 31, 2010, the fair value of available for sale securities was $7.3 billion, including a net unrealized gain in fair value of $129.5 million, compared to $103.6 million at December 31, 2009. The overall unrealized gain in fair value at December 31, 2010 included gains of $54.1 million in agency mortgage-backed securities, $20.7 million in U.S. government and federal agency obligations, and $31.6 million in marketable equity securities held by the Parent.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2010	2009

Amortized Cost
U.S. government and federal agency obligations	$434,878	$436,607
Government-sponsored enterprise obligations	200,061	162,191
State and municipal obligations	1,117,020	917,267
Agency mortgage-backed securities	2,437,123	2,205,177
Non-agency mortgage-backed securities	459,363	654,711
Other asset-backed securities	2,342,866	1,685,691
Other debt securities	165,883	164,402
Equity securities	7,569	11,285

Total available for sale investment securities	$7,164,763	$6,237,331

Fair Value
U.S. government and federal agency obligations	$455,537	$447,038
Government-sponsored enterprise obligations	201,895	165,814
State and municipal obligations	1,119,485	939,338
Agency mortgage-backed securities	2,491,199	2,262,003
Non-agency mortgage-backed securities	455,790	609,016
Other asset-backed securities	2,354,260	1,701,569
Other debt securities	176,964	176,331
Equity securities	39,173	39,866

Total available for sale investment securities	$7,294,303	$6,340,975

The largest component of the available for sale portfolio consists of agency mortgage-backed securities, which are collateralized bonds issued by agencies, including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage- backed securities totaled $459.4 million, on an amortized cost basis, at December 31, 2010, and included Alt-A type mortgage-backed securities of $174.7 million and prime/jumbo loan type securities of $284.7 million. Certain of the non-agency mortgage-backed securities are other-than-temporarily impaired, and the processes for determining impairment and the related losses are discussed in Note 4 to the consolidated financial statements. The portfolio does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

At December 31, 2010, U.S. government obligations included $445.7 million in U.S. Treasury inflation-protected securities, and state and municipal obligations included $150.1 million in auction rate securities, at fair value. Other debt securities include corporate bonds, notes and commercial paper. Available for sale equity securities are mainly comprised of publicly traded stock held by the Parent which totaled $35.9 million at December 31, 2010.

The types of debt securities in the available for sale security portfolio are presented in the table below. Additional detail by maturity category is provided in Note 4 on Investment Securities in the consolidated financial statements.

	December 31, 2010

	Percent	Weighted	Estimated
	of Total	Average	Average
	Debt Securities	Yield	Maturity*

Available for sale debt securities:
U.S. government and federal agency obligations	6.3%	1.11%	3.4	years
Government-sponsored enterprise obligations	2.8	2.10	1.4
State and municipal obligations	15.4	2.94	8.5
Agency mortgage-backed securities	34.3	3.61	3.3
Non-agency mortgage-backed securities	6.3	6.17	3.6
Other asset-backed securities	32.5	1.49	1.9
Other debt securities	2.4	4.36	1.9

*	Based on call provisions and estimated prepayment speeds.

Non-marketable securities, which totaled $103.5 million at December 31, 2010, included $30.5 million in Federal Reserve Bank stock and $14.7 million in Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities also include private equity securities which are carried at estimated fair value.

The Company engages in private equity activities through direct private equity investments and through three private equity/venture capital subsidiaries. These subsidiaries hold investments in various portfolio concerns, which are carried at fair value and totaled $53.9 million at December 31, 2010. The Company expects to fund an additional $21.9 million to these subsidiaries for investment purposes over the next several years. In addition to investments held by its private equity/venture capital subsidiaries, the Parent directly holds investments in several private equity concerns, which totaled $3.7 million at year end 2010. Most of the private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2010	2009

Debt securities	$24,327	$19,908
Equity securities	79,194	102,170

Total non-marketable investment securities	$103,521	$122,078

Deposits and Borrowings

Deposits are the primary funding source for the Bank, and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $15.1 billion at December 31, 2010, compared to $14.2 billion last year, reflecting an increase of $874.6 million, or 6.2%. Average deposits grew by $541.8 million, or 3.9%, in 2010 compared to 2009 with most of this growth centered in money market deposits, which grew $1.3 billion, or 16.0%, in 2010 compared to 2009. Certificates of deposit with balances under $100,000 fell on average by $395.5 million, or 19.2%, while certificates of deposit over $100,000 also decreased by $534.6 million, or 28.8%.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2010	2009

Non-interest bearing demand	14.3%	12.6%
Savings, interest checking and money market	67.5	64.8
Time open and C.D.’s of less than $100,000	9.7	12.7
Time open and C.D.’s of $100,000 and over	8.5	9.9

Total deposits	100.0%	100.0%

Core deposits, which include demand, interest checking, savings, and money market deposits, supported 67% of average earning assets in 2010 and 59% in 2009. Average balances by major deposit category for the last six years appear on page 60. A maturity schedule of time deposits outstanding at December 31, 2010 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis, and generally have one day maturities. During 2010, the Company entered into long-term structured repurchase agreements totaling $400.0 million while previous long-term agreements of $500.0 million matured. The new borrowings mature in 2013 and 2014. Total balances of federal funds purchased and repurchase agreements outstanding at year end 2010 were $982.8 million, a $120.4 million decrease from the $1.1 billion balance outstanding at year end 2009. On an average basis, these borrowings increased $116.5 million, or 12.0% during 2010, with increases of $63.3 million in federal funds purchased and $53.2 million in repurchase agreements. The average rate paid on total federal funds purchased and repurchase agreements was .24% during 2010 and .38% during 2009.

Most of the Company’s long-term debt is comprised of fixed rate advances from the FHLB. These borrowings declined from $724.4 million at December 31, 2009 to $104.7 million outstanding at December 31, 2010, due to scheduled maturities of $494.7 million and prepayments of $125.0 million. The average rate paid on FHLB advances was 3.30% during 2010 and 3.68% during 2009. Most of the remaining balance outstanding at December 31, 2010 is due in 2017.

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

During 2008, liquidity risk became a concern affecting the general banking industry, as some of the major banking institutions across the country experienced unprecedented erosion in capital. This erosion was fueled by declines in asset values, losses in market and investor confidence, and higher defaults, resulting in higher credit costs and less available credit. The Company, as discussed below, took numerous steps to address liquidity risk, and over the past few years has developed a variety of liquidity sources which it believes will provide the necessary funds to grow its business into the future. During 2009 and 2010, overall liquidity improved significantly throughout the banking industry and in the Company by a combination of growth in deposits, a decline in loans outstanding and growth in marketable securities. As a result, the Company’s average loans to deposits ratio, one measure of liquidity, decreased from 79.8% in 2009 to 70.0% in 2010.

The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell (resell agreements). At December 31, 2010 and 2009, such assets were as follows:

(In thousands)	2010	2009

Available for sale investment securities	$7,294,303	$6,340,975
Federal funds sold	10,135	22,590
Long-term securities purchased under agreements to resell	450,000	—
Balances at the Federal Reserve Bank	122,076	24,118

Total	$7,876,514	$6,387,683

Federal funds sold are sold to the Company’s correspondent bank customers and are used to satisfy the daily cash needs of the Company. Interest earning balances at the Federal Reserve Bank (FRB), which have overnight maturities and are also used for general liquidity purposes, earned an average rate of 25 basis points during 2010. In addition, as mentioned previously, the Company purchased $450.0 million in long-term resell agreements during 2010. The Company holds marketable securities as collateral under these agreements, which totaled $468.5 million in fair value at December 31, 2010. The Company’s available for sale investment portfolio has maturities of approximately $1.6 billion which are scheduled to occur during 2011 and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the FRB. At December 31, 2010, total investment securities pledged for these purposes were as follows:

(In thousands)	2010

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$652,453
FHLB borrowings and letters of credit	231,535
Repurchase agreements	1,629,173
Other deposits	1,123,399

Total pledged securities	3,636,560
Unpledged and available for pledging	3,042,084
Ineligible for pledging	615,659

Total available for sale securities, at fair value	$7,294,303

Liquidity is also available from the Company’s large base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At December 31, 2010, such deposits totaled $12.3 billion and represented 81.8% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. During 2010, total core deposits increased $1.3 billion, mainly in non-interest bearing demand and money market accounts. This increase was comprised of growth in consumer deposits of $981.5 million and corporate and non-personal deposits of $362.6 million. Some of the growth in corporate deposits was the result of a tendency by businesses to maintain higher levels of liquidity, in addition to low rate investment alternatives. While the Company considers core consumer deposits less volatile, corporate deposits could decline if interest rates increase significantly or if corporate customers move funds from the Company. In order to address funding needs should these corporate deposits decline, the Company maintains adequate levels of earning assets maturing in 2011. Time open and certificates of deposit of $100,000 or greater totaled $1.3 billion at December 31, 2010. These deposits are normally considered more volatile and higher costing, and comprised 8.5% of total deposits at December 31, 2010.

(In thousands)	2010	2009

Core deposit base:
Non-interest bearing demand	$2,150,725	$1,793,816
Interest checking	818,359	735,870
Savings and money market	9,371,775	8,467,046

Total	$12,340,859	$10,996,732

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and advances from the FRB and the FHLB, as follows:

(In thousands)	2010	2009

Borrowings:
Federal funds purchased	$4,910	$62,130
Repurchase agreements	977,917	1,041,061
FHLB advances	104,675	724,386
Subordinated debentures	—	4,000
Other long-term debt	7,598	7,676

Total	$1,095,100	$1,839,253

Federal funds purchased and repurchase agreements are generally borrowed overnight and amounted to $982.8 million at December 31, 2010. Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $577.9 million at December 31, 2010, and structured repurchase agreements of $400.0 million purchased from an upstream financial institution. Customer repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. The Company also borrows on a secured basis through advances from the FHLB, which totaled $104.7 million at December 31, 2010. All of these advances have fixed interest rates and mature in 2011 through 2017. The Company’s other borrowings are mainly comprised of debt related to the Company’s private equity business. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2010.

	December 31, 2010

(In thousands)	FHLB	Federal Reserve

Total collateral value pledged	$1,919,639	$1,489,448
Advances outstanding	(104,675)	—
Letters of credit issued	(502,214)	—

Available for future advances	$1,312,750	$1,489,448

The Company’s average loans to deposits ratio was 70.0% at December 31, 2010, which is considered in the banking industry to be a conservative measure of good liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank, N.A. These ratings are as follows:

	Standard & Poor’s	Moody’s

Commerce Bancshares, Inc.
Counterparty rating	A
Commercial paper rating	A-1	P-1
Rating outlook	Stable	Stable
Commerce Bank, N. A.
Issuer rating	A+	Aa2
Bank deposits	A+	Aa2
Bank financial strength rating		B+

The Company considers these ratings to be indications of a sound capital base and good liquidity, and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been outstanding during the past ten years. The Company has no subordinated or hybrid debt instruments which would affect future borrowings capacity. Because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately-placed corporate notes or other forms of debt. Future financing could also include the issuance of common or preferred stock.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $3.2 million in 2010, as reported in the consolidated statements of cash flows on page 67 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $671.2 million and has historically been a stable source of funds. Investing activities used total cash of $654.5 million in 2010, and consisted mainly of purchases and maturities of available for sale investment securities and changes in the level of the Company’s loan portfolio. Growth in the investment securities portfolio used cash of $830.6 million, and the purchase of long-term resell agreements used cash of $450.0 million. The decline in the loan portfolio provided cash of $644.3 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

Financing activities used total cash of $19.9 million, resulting from an $831.0 million increase in deposits, partly offset by net debt repayments of $623.8 million and a net decrease in federal funds purchased and repurchase agreements of $120.4 million. Cash dividend payments totaled $78.2 million. Future short-term liquidity needs for daily operations are not expected to vary significantly and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash flows resulting from the Company’s transactions in its common stock were as follows:

(In millions)	2010	2009	2008

Stock sale program	$—	$98.2	$—
Exercise of stock-based awards and sales to affiliate non-employee directors	11.3	5.5	16.0
Purchases of treasury stock	(41.0)	(.5)	(9.5)
Cash dividends paid	(78.2)	(74.7)	(72.1)

Cash provided (used)	$(107.9)	$28.5	$(65.6)

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

(In millions)	2010	2009	2008

Dividends received from subsidiaries	$105.1	$45.1	$76.2
Management fees	22.6	46.6	44.0

Total	$127.7	$91.7	$120.2

These sources of funds are used mainly to pay cash dividends on outstanding common stock, pay general operating expenses, and purchase treasury stock when appropriate. At December 31, 2010, the Parent’s available for sale investment securities totaled $101.5 million at fair value, consisting mainly of publicly traded common stock and non-agency backed collateralized mortgage obligations. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2010 or 2009.

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

Capital Management

The Company maintains strong regulatory capital ratios, including those of its banking subsidiary, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

				Well-
				Capitalized
				Regulatory
	2010	2009	2008	Guidelines

Risk-based capital ratios:
Tier I capital	14.38%	13.04%	10.92%	6.00%
Total capital	15.75	14.39	12.31	10.00
Leverage ratio	10.17	9.58	9.06	5.00
Tangible equity to assets	10.27	9.71	8.25
Dividend payout ratio	35.52	44.15	38.54

The components of the Company’s regulatory risked-based capital and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2010	2009	2008

Regulatory risk-based capital:
Tier I capital	$1,828,965	$1,708,901	$1,510,959
Tier II capital	173,681	177,077	191,957
Total capital	2,002,646	1,885,978	1,702,916
Total risk-weighted assets	12,717,868	13,105,948	13,834,161

In February 2008, the Board of Directors authorized the Company to purchase additional shares of common stock under its repurchase program, which brought the total purchase authorization to 3,000,000 shares. During 2010, approximately 1,103,000 shares were acquired under the current Board authorization at an average price of $37.15 per share.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 2.8% in 2010 compared with 2009. The Company paid its seventeenth consecutive annual stock dividend in December 2010.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, totaling $7.4 billion (including approximately $3.4 billion in unused approved credit card lines), and the contractual amount of standby letters of credit, totaling $338.7 million at December 31, 2010. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2010 and the expected timing of these payments follows:

	Payments Due by Period

		After One Year	After Three	After
	In One Year	Through Three	Years Through	Five
(In thousands)	or Less	Years	Five Years	Years	Total

Long-term debt obligations, including structured repurchase agreements*	$333	$59,618	$351,298	$101,024	$512,273
Operating lease obligations	5,831	9,160	6,180	19,694	40,865
Purchase obligations	50,523	80,099	11,450	4,750	146,822
Time open and C.D.’s*	2,189,969	436,932	116,717	544	2,744,162

Total	$2,246,656	$585,809	$485,645	$126,012	$3,444,122

*	Includes principal payments only.

As of December 31, 2010, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above. Further detail on the impact of income taxes is located in Note 9 of the consolidated financial statements.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. During recent years, the Company has not been required to make cash contributions to the plan and does not expect to do so in 2011.

The Company has investments in several low-income housing partnerships within the area it serves. At December 31, 2010, these investments totaled $5.5 million and were recorded as other assets in the Company’s consolidated balance sheet. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. These unfunded commitments are recorded as liabilities on the Company’s consolidated balance sheet and aggregated to $4.6 million at December 31, 2010.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During 2010, purchases and sales of tax credits amounted to $37.6 million and $43.8 million, respectively. At December 31, 2010, the Company had outstanding purchase commitments totaling $131.5 million.

The Parent has investments in several private equity concerns which are classified as non-marketable securities in the Company’s consolidated balance sheet. Under the terms of the agreements with two of these concerns, the Parent has unfunded commitments outstanding of $1.3 million at December 31, 2010. The Parent also expects to fund $21.9 million to venture capital subsidiaries over the next several years.

Interest Rate Sensitivity

The Company’s Asset/Liability Management Committee (ALCO) measures and manages the Company’s interest rate risk on a monthly basis to identify trends and establish strategies to maintain stability in net interest income throughout various rate environments. Analytical modeling techniques provide management insight into the Company’s exposure to changing rates. These techniques include net interest income simulations and market value analyses. Management has set guidelines specifying acceptable limits within which net interest income and market value may change under various rate change scenarios. These measurement tools indicate that the Company is currently within acceptable risk guidelines as set by management.

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

	December 31, 2010		September 30, 2010		December 31, 2009
	Increase	% of Net Interest	Increase	% of Net Interest	Increase	% of Net Interest
(Dollars in millions)	(Decrease)	Income	(Decrease)	Income	(Decrease)	Income

300 basis points rising	$10.4	1.70%	$13.1	2.05%	$21.6	3.22%
200 basis points rising	7.6	1.25	11.5	1.79	17.3	2.57
100 basis points rising	2.8	.46	5.3	.83	10.6	1.58

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

The Company’s modeling of interest rate risk as of December 31, 2010 shows that under various rising rate scenarios, net interest income would show growth. The Company has not modeled falling rate scenarios due the extremely low interest rate environment. At December 31, 2010, the Company calculated that a gradual increase in rates of 100 basis points would increase net interest income by $2.8 million, or .5%, compared with an increase of $10.6 million projected at December 31, 2009. A 200 basis point gradual rise in rates calculated at December 31, 2010 would increase net interest income by $7.6 million, or 1.3%, down from an increase of $17.3 million last year. Also, a gradual increase of 300 basis points would increase net interest income by $10.4 million, or 1.7%, compared to a growth of $21.6 million at December 31, 2009.

Using rising rate models, the potential increase in net interest income is lower at December 31, 2010 when compared to the prior year due to several factors. These factors include a decline of $970.3 million in average loan balances in 2010 compared to the previous year, which are mainly variable rate assets, and average growth of $1.5 billion in available for sale securities, most of which have fixed rates. In addition to the change in earning assets, average interest bearing deposits grew during 2009 by $468.2 million, mainly in money market deposit accounts. Deposits have lower rates and are modeled to re-price upwards more slowly, thus partially offsetting the effect of a larger fixed rate securities portfolio. Other borrowings (mainly FHLB advances) declined on average by $467.7 million, resulting in lower interest expense.

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

Derivative Financial Instruments

The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. As of December 31, 2010, the Company had entered into three interest rate swaps with a notional amount of $15.7 million which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. The notional amount of these types of swaps at December 31, 2010 was $482.3 million.

Credit risk participation agreements arise when the Company contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved, reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. Hedge accounting has not been applied to these foreign exchange activities. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2010 mature within 90 days, and the longest period to maturity is 11 months.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2010 and 2009. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2010			2009
		Positive	Negative		Positive	Negative
	Notional	Fair	Fair	Notional	Fair	Fair
(In thousands)	Amount	Value	Value	Amount	Value	Value

Interest rate swaps	$498,071	$17,712	$(18,958)	$503,530	$16,962	$(17,816)
Interest rate caps	31,736	84	(84)	16,236	239	(239)
Credit risk participation agreements	40,661	—	(130)	53,246	140	(239)
Foreign exchange contracts	25,867	492	(359)	17,475	415	(295)
Mortgage loan commitments	12,125	101	(30)	9,767	44	(16)
Mortgage loan forward sale contracts	24,112	434	(23)	19,986	184	(5)

Total at December 31	$632,572	$18,823	$(19,584)	$620,240	$17,984	$(18,610)

Operating Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Commercial and Wealth. Additional information is presented in Note 13 on Segments in the consolidated financial statements.

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

The table below is a summary of segment pre-tax income results for the past three years.

				Segment	Other/	Consolidated
(Dollars in thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Year ended December 31, 2010
Net interest income	$311,231	$259,296	$41,075	$611,602	$34,330	$645,932
Provision for loan losses	(70,633)	(24,825)	(1,263)	(96,721)	(3,279)	(100,000)
Non-interest income	157,903	131,954	116,095	405,952	(841)	405,111
Investment securities losses, net	—	—	—	—	(1,785)	(1,785)
Non-interest expense	(287,359)	(205,069)	(106,438)	(598,866)	(32,268)	(631,134)

Income (loss) before income taxes	$111,142	$161,356	$49,469	$321,967	$(3,843)	$318,124

Year ended December 31, 2009
Net interest income	$331,607	$243,083	$40,691	$615,381	$20,121	$635,502
Provision for loan losses	(84,019)	(54,230)	(520)	(138,769)	(21,928)	(160,697)
Non-interest income	163,150	114,637	114,445	392,232	4,027	396,259
Investment securities losses, net	—	—	—	—	(7,195)	(7,195)
Non-interest expense	(302,505)	(191,628)	(106,370)	(600,503)	(21,234)	(621,737)

Income (loss) before income taxes	$108,233	$111,862	$48,246	$268,341	$(26,209)	$242,132

2010 vs. 2009
Increase (decrease) in income before income taxes:

Amount	$2,909	$49,494	$1,223	$53,626	$22,366	$75,992

Percent	2.7%	44.2%	2.5%	20.0%	N.M.	31.4%

Year ended December 31, 2008
Net interest income	$323,568	$203,961	$37,174	$564,703	$28,036	$592,739
Provision for loan losses	(56,639)	(13,526)	(265)	(70,430)	(38,470)	(108,900)
Non-interest income	146,295	107,445	113,879	367,619	8,093	375,712
Investment securities gains, net	—	—	—	—	30,294	30,294
Non-interest expense	(285,796)	(180,779)	(131,710)	(598,285)	(17,095)	(615,380)

Income (loss) before income taxes	$127,428	$117,101	$19,078	$263,607	$10,858	$274,465

2009 vs. 2008
Increase (decrease) in income before income taxes:

Amount	$(19,195)	$(5,239)	$29,168	$4,734	$(37,067)	$(32,333)

Percent	(15.1)%	(4.5)%	152.9%	1.8%	N.M.	(11.8)%

Consumer

The Consumer segment includes consumer deposits, consumer finance, consumer debit and credit cards, and student lending. Pre-tax income for 2010 was $111.1 million, an increase of $2.9 million, or 2.7%, over 2009. This increase was mainly due to declines of $15.1 million, or 5.0%, in non-interest expense and $13.4 million in the provision for loan losses. The decline in non-interest expense was largely due to lower FDIC insurance expense, deposit account processing expense and teller services expense. The provision for loan losses totaled $70.6 million in 2010 compared to $84.0 million in the prior year and included lower losses on marine and RV loans, consumer credit card loans and other consumer loans. These lower expenses were partly offset by a decline of $20.4 million in net interest income, due to a $30.5 million decrease in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios and a $30.4 million decrease in loan interest income, partly offset by a decline of $40.6 million in deposit interest expense. Also, non-interest income decreased $5.2 million, or 3.2%, from the prior year due to lower deposit account fees (mainly overdraft charges). This decline was partly offset by an increase in bank card fee income (primarily debit card fees) and higher gains on sales of student loans. Total average loans decreased 11.5% in 2010 compared to the prior year due to declines in consumer loans and the sale of the student loan portfolio mentioned below. Average deposits increased slightly over the prior period, resulting mainly from growth in interest checking and premium money market deposit accounts, partly offset by a decline in short-term certificates of deposit.

Pre-tax profitability for 2009 was $108.2 million, a decrease of $19.2 million, or 15.1%, from 2008. The decline in profitability was mainly due to an increase of $27.4 million in the provision for loan losses and an increase of $16.7 million in non-interest expense, which were partly offset by higher net interest income of $8.0 million and $16.9 million in non-interest income. The increase in net interest income resulted mainly from a $53.0 million decrease in deposit interest expense, mainly in premium money market accounts and short-term certificates of deposit. This effect was partly offset by a decline of $24.5 million in net allocated funding credits and a $20.4 million decrease in loan interest income. The increase in the loan loss provision was mainly due to higher consumer credit card and marine and RV loan charge-offs. An increase of $16.9 million, or 11.5%, in non-interest income resulted mainly from higher gains on sales of student loans, including the reversal of an impairment reserve discussed above in the Non-Interest Income section of this discussion. This increase in income was partly offset by a decline in overdraft charges. Non-interest expense grew $16.7 million, or 5.8%, over the prior year due to higher FDIC insurance expense and data processing costs, partly offset by lower bank card servicing expense. Total average loans increased slightly in 2009 over the prior year due to the acquisition of a student loan portfolio late in 2008, partly offset by declines in other types of consumer loans. Average deposits increased 2.8% over the prior period, resulting mainly from growth in interest checking and premium money market deposit accounts, partly offset by a decline in certificates of deposit.

Commercial

The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. Pre-tax income for 2010 increased $49.5 million, or 44.2%, compared to the prior year. Net interest income increased $16.2 million, or 6.7%, due to lower net allocated funding costs of $31.5 million, which was partly offset by a $17.7 million decline in loan interest income. The loan loss provision in this segment totaled $24.8 million in 2010, a decrease of $29.4 million from the prior year. During 2010, lower charge-offs occurred on construction and business loans. Non-interest income increased $17.3 million, or 15.1%, over the previous year due to higher bank card fees (mainly corporate card). Non-interest expense increased $13.4 million, or 7.0%, over the prior year, mainly due to an increase in bank card fee expense and higher write-downs and holding costs on foreclosed real estate and personal property. These increases were partly offset by lower costs for FDIC insurance and deposit account processing. Average segment loans decreased 8.9% compared to 2009 as a result of declines in business, construction and business real estate loans, while average deposits increased 16.6% due to growth in non-interest bearing demand and money market deposit accounts.

In 2009, pre-tax profitability for the Commercial segment decreased $5.2 million, or 4.5%, compared to the prior year. The decline was mainly due to a higher loan loss provision of $40.7 million and greater non-interest expense of $10.8 million. Partly offsetting the increases in expense were a $39.1 million, or 19.2%, increase in net interest income and a $7.2 million increase in non-interest income. The increase in net interest income was mainly due to lower net allocated funding costs of $113.8 million and a decrease of $6.7 million in deposit interest expense, which were partly offset by a decline in loan interest income of $81.3 million. The growth in the loan loss provision included a $27.9 million increase in construction and land loan net charge-offs and smaller increases in other commercial loan categories. Non-interest income increased $7.2 million, or 6.7%, over the prior year and included higher commercial cash management fees and bank card fees (mainly corporate card), partly offset by lower cash sweep commissions. Non-interest expense increased $10.8 million, or 6.0%, over the previous year, mainly due to higher FDIC insurance expense and an increase in salaries and benefits expense. Average segment loans decreased 4.9% compared to 2008 largely due to declines in business and business real estate loans, while average deposits increased 38.0% due to growth in non-interest bearing demand and money market deposit accounts.

Wealth

The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2010, the Trust group managed investments with a market value of $14.3 billion and administered an additional $10.7 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $1.5 billion in total assets at December 31, 2010. The segment includes the Capital Markets Group, which sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax profitability for the Wealth segment was $49.5 million in 2010 compared to $48.2 million in 2009, an increase of $1.2 million, or 2.5%. Net interest income increased $384 thousand and was impacted by a $10.3 million decline in deposit interest expense, offset by an $8.0 million decrease in assigned net funding credits and a $2.0 million decrease in loan interest income. Non-interest income increased $1.7 million, or 1.4%, due to higher trust fee income, partly offset by lower bond trading income and brokerage fees. Non-interest expense increased slightly due to higher corporate management fees, partly offset by lower FDIC insurance expense. Average assets increased $4.2 million during 2010 mainly due to activity in the trading securities portfolio, partly offset by a decline in loans. Average deposits decreased $98.8 million, or 5.0%, during 2010 due to a decline in certificates of deposit over $100,000, partly offset by growth in premium money market accounts.

In 2009, pre-tax income for the Wealth segment was $48.2 million compared to $19.1 million in 2008, an increase of $29.2 million. The profitability increase was the result of a $25.3 million decline in non-interest expense, which was due to a $33.3 million loss on the purchase of auction rate securities in 2008, as mentioned above in the Non-Interest Expense section of this discussion. Partly offsetting this decline in expense were increases in FDIC insurance costs, allocated processing costs, and salaries and benefits expense. Net interest income increased $3.5 million, or 9.5%, largely due to a $14.6 million decline in interest expense on short-term jumbo certificates of deposit, and a $7.5 million decline in overnight borrowings expense. These effects were partly offset by a $24.5 million decrease in assigned net funding credits. Non-interest income increased slightly over the prior year due to higher bond trading income, partly offset by lower trust fee income and cash sweep commissions. Average assets decreased $13.7 million during 2009 mainly due to a decline in the trading securities portfolio. Average deposits increased $400.3 million, or 25.3%, during 2009, due to growth in premium money market accounts and certificates of deposit over $100,000.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the excess of the Company’s provision for loan losses over net loan charge-offs, which are generally assigned directly to the segments. In 2010, the pre-tax loss in this category was $3.8 million, compared to a loss of $26.2 million in 2009. This increase was mainly due to a decline in the unallocated loan loss provision of $18.6 million. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, increased $14.2 million and unallocated investment securities losses decreased $5.4 million. Non-interest expense in this category increased due to an unallocated debt prepayment penalty of $11.8 million.

Impact of Recently Issued Accounting Standards

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

Fair Value Measurements In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures related to transfers among fair value hierarchy levels and the activity of Level 3 assets and liabilities. This ASU also provides clarification for the disaggregation of fair value measurements of assets and liabilities, and the discussion of inputs and valuation techniques used for fair value measurements. The new disclosures and clarification were effective January 1, 2010, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective January 1, 2011 and are not expected to have a significant effect on the Company’s consolidated financial statements.

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance is expected to facilitate the evaluation of the nature of credit risk inherent in an entity’s loan portfolio, how that risk influences the allowance for credit losses, and the changes and reasons for those changes in the allowance. The ASU requires disclosures about the activity in the allowance, non-accrual and impaired loan status, credit quality indicators, past due information, loan modifications, and significant loan purchases and sales. Much of the disclosure is required on a disaggregated level, by portfolio segment or class basis. The disclosures about the activity in the allowance and loan modifications during a reported period are effective for the March 31, 2011 financial statements. Disclosure about loans modified as troubled debt restructurings have been deferred until further guidance for determining what constitutes a troubled debt restructuring is issued, which is expected later in 2011. The required disclosures have been included in Notes 1 and 3 in the accompanying financial statements. Adoption of the remaining requirements is not expected to have a significant effect on the Company’s financial statements.

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

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year Ended December 31, 2010	For the Quarter Ended
(In thousands, except per share data)	12/31/10	9/30/10	6/30/10	3/31/10

Interest income	$177,436	$178,916	$185,057	$188,069
Interest expense	(16,759)	(19,479)	(21,949)	(25,359)

Net interest income	160,677	159,437	163,108	162,710
Non-interest income	110,454	100,010	101,458	93,189
Investment securities gains (losses), net	1,204	16	660	(3,665)
Salaries and employee benefits	(86,562)	(85,442)	(87,108)	(87,438)
Other expense	(77,469)	(70,144)	(68,685)	(68,286)
Provision for loan losses	(21,647)	(21,844)	(22,187)	(34,322)

Income before income taxes	86,657	82,033	87,246	62,188
Income taxes	(24,432)	(26,012)	(27,428)	(18,377)
Non-controlling interest	(304)	(136)	(84)	359

Net income	$61,921	$55,885	$59,734	$44,170

Net income per common share – basic*	$.72	$.63	$.69	$.50
Net income per common share – diluted*	$.70	$.64	$.68	$.50

Weighted average shares – basic*	86,564	87,192	87,139	87,017
Weighted average shares – diluted*	86,927	87,560	87,554	87,492

Year Ended December 31, 2009	For the Quarter Ended
(In thousands, except per share data)	12/31/09	9/30/09	6/30/09	3/31/09

Interest income	$194,999	$201,647	$198,992	$193,874
Interest expense	(30,496)	(38,108)	(41,547)	(43,859)

Net interest income	164,503	163,539	157,445	150,015
Non-interest income	102,519	102,414	98,363	92,963
Investment securities losses, net	(1,325)	(945)	(2,753)	(2,172)
Salaries and employee benefits	(85,480)	(87,267)	(86,279)	(86,753)
Other expense	(68,259)	(67,501)	(73,533)	(66,665)
Provision for loan losses	(41,002)	(35,361)	(41,166)	(43,168)

Income before income taxes	70,956	74,879	52,077	44,220
Income taxes	(21,493)	(23,415)	(15,257)	(13,592)
Non-controlling interest	159	185	148	208

Net income	$49,622	$51,649	$36,968	$30,836

Net income per common share – basic*	$.57	$.61	$.43	$.37
Net income per common share – diluted*	$.57	$.60	$.43	$.37

Weighted average shares – basic*	86,818	86,278	84,264	83,462
Weighted average shares – diluted*	87,192	86,616	84,551	83,797

Year Ended December 31, 2008	For the Quarter Ended
(In thousands, except per share data)	12/31/08	9/30/08	6/30/08	3/31/08

Interest income	$209,628	$209,464	$208,204	$222,553
Interest expense	(53,339)	(57,900)	(63,425)	(82,446)

Net interest income	156,289	151,564	144,779	140,107
Non-interest income	85,226	95,593	102,733	92,160
Investment securities gains, net	4,814	1,149	1,008	23,323
Salaries and employee benefits	(83,589)	(83,766)	(83,247)	(83,010)
Other expense	(60,099)	(100,680)	(63,818)	(57,171)
Provision for loan losses	(41,333)	(29,567)	(18,000)	(20,000)

Income before income taxes	61,308	34,293	83,455	95,409
Income taxes	(17,757)	(9,534)	(27,118)	(30,668)
Non-controlling interest	285	(86)	(358)	(574)

Net income	$43,836	$24,673	$55,979	$64,167

Net income per common share – basic*	$.52	$.30	$.67	$.77
Net income per common share – diluted*	$.52	$.29	$.67	$.76

Weighted average shares – basic*	83,370	83,190	83,075	82,978
Weighted average shares – diluted*	83,986	83,861	83,742	83,687

* Restated for the 5% stock dividend distributed in 2010.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Years Ended December 31
	2010			2009			2008
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS
Loans:(A)
Business(B)	$2,887,427	$110,792	3.84%	$3,119,778	$116,686	3.74%	$3,478,927	$170,620	4.90%
Real estate – construction and land	557,282	22,384	4.02	739,896	26,746	3.61	701,519	34,445	4.91
Real estate – business	2,029,214	102,451	5.05	2,143,675	108,107	5.04	2,281,664	136,955	6.00
Real estate – personal	1,476,031	76,531	5.18	1,585,273	87,085	5.49	1,522,172	88,322	5.80
Consumer	1,250,076	84,204	6.74	1,464,170	101,761	6.95	1,674,497	119,837	7.16
Revolving home equity	484,878	20,916	4.31	495,629	21,456	4.33	474,635	23,960	5.05
Student(C)	246,395	5,783	2.35	344,243	9,440	2.74	13,708	287	2.10
Consumer credit card	760,079	89,225	11.74	727,422	89,045	12.24	776,810	83,972	10.81
Overdrafts	7,288	—	—	9,781	—	—	11,926	—	—

Total loans	9,698,670	512,286	5.28	10,629,867	560,326	5.27	10,935,858	658,398	6.02

Loans held for sale	358,492	6,091	1.70	397,583	8,219	2.07	347,441	14,968	4.31
Investment securities:
U.S. government & federal agency	439,073	9,673	2.20	169,214	6,754	3.99	7,065	364	5.15
Government-sponsored enterprise obligations	203,593	4,591	2.25	137,928	4,219	3.06	176,018	7,075	4.02
State & municipal obligations(B)	966,694	45,469	4.70	873,607	43,882	5.02	695,542	37,770	5.43
Mortgage and asset-backed securities	4,795,219	151,781	3.17	3,739,967	167,087	4.47	2,469,467	125,369	5.08
Other marketable securities(B)	183,328	8,889	4.85	179,847	9,793	5.45	98,650	4,243	4.30
Trading securities(B)	21,899	671	3.06	16,927	506	2.99	28,840	1,355	4.70
Non-marketable securities(B)	113,326	7,216	6.37	136,911	6,398	4.67	133,996	7,730	5.77

Total investment securities	6,723,132	228,290	3.40	5,254,401	238,639	4.54	3,609,578	183,906	5.09

Short-term federal funds sold and securities purchased under agreements to resell	6,542	48	.73	43,811	222	.51	425,273	8,287	1.95
Long-term securities purchased under agreements to resell	150,235	2,549	1.70	—	—	—	—	—	—
Interest earning deposits with banks	171,883	427	.25	325,744	807	.25	46,670	198	.42

Total interest earning assets	17,108,954	749,691	4.38	16,651,406	808,213	4.85	15,364,820	865,757	5.63

Less allowance for loan losses	(195,870)			(181,417)			(145,176)
Unrealized gain (loss) on investment securities	149,106			24,105			27,068
Cash and due from banks	368,340			364,579			451,105
Land, buildings and equipment – net	395,108			411,366			412,852
Other assets	410,361			349,164			343,664

Total assets	$18,235,999			$17,619,203			$16,454,333

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$478,592	622	.13	$438,748	642	.15	$400,948	1,186	.30
Interest checking and money market	9,906,210	28,676	.29	8,547,801	30,789	.36	7,400,125	59,947	.81
Time open & C.D.’s of less than $100,000	1,660,462	22,871	1.38	2,055,952	51,982	2.53	2,149,119	77,322	3.60
Time open & C.D.’s of $100,000 and over	1,323,952	13,847	1.05	1,858,543	35,371	1.90	1,629,500	55,665	3.42

Total interest bearing deposits	13,369,216	66,016	.49	12,901,044	118,784	.92	11,579,692	194,120	1.68

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,085,121	2,584	.24	968,643	3,699	.38	1,373,625	25,085	1.83
Other borrowings(D)	452,810	14,948	3.30	920,467	31,527	3.43	1,092,746	37,905	3.47

Total borrowings	1,537,931	17,532	1.14	1,889,110	35,226	1.86	2,466,371	62,990	2.55

Total interest bearing liabilities	14,907,147	83,548	.56%	14,790,154	154,010	1.04%	14,046,063	257,110	1.83%

Non-interest bearing demand deposits	993,753			920,118			670,118
Other liabilities	346,312			176,676			140,333
Equity	1,988,787			1,732,255			1,597,819

Total liabilities and equity	$18,235,999			$17,619,203			$16,454,333

Net interest margin (T/E)		$666,143			$654,203			$608,647

Net yield on interest earning assets			3.89%			3.93%			3.96%

Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			1.83%			7.48%			9.85%

(A)	Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.
(B)	Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $4,620,000 in 2010, $3,922,000 in 2009, $3,553,000 in 2008, $2,895,000 in 2007, $1,826,000 in 2006, and $1,035,000 in 2005. Investment securities interest income include tax equivalent adjustments of $15,593,000 in 2010, $14,779,000 in 2009, $12,355,000 in 2008, $13,079,000 in 2007, $9,476,000 in 2006 and $3,626,000 in 2005. These adjustments relate to state and municipal obligations, other marketable securities, trading securities, and non-marketable securities.

Years Ended December 31
2007			2006			2005			Average
		Average			Average			Average	Balance
	Interest	Rates		Interest	Rates		Interest	Rates	Five Year
Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/	Compound
Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid	Growth Rate

$3,110,386	$209,523	6.74%	$2,688,722	$177,543	6.60%	$2,336,681	$125,354	5.36%	4.32%
671,986	49,436	7.36	540,574	40,477	7.49	480,864	28,422	5.91	2.99
2,204,041	154,819	7.02	2,053,455	140,659	6.85	1,794,269	106,167	5.92	2.49
1,521,066	90,537	5.95	1,415,321	79,816	5.64	1,339,900	71,222	5.32	1.95
1,558,302	115,184	7.39	1,352,047	95,074	7.03	1,242,163	80,431	6.48	.13
443,748	33,526	7.56	445,376	33,849	7.60	429,911	26,463	6.16	2.44
——	—	—	—	—	—	357,319	17,050	4.77	NM
665,964	84,856	12.74	595,252	77,737	13.06	554,471	66,552	12.00	6.51
13,823	—	—	14,685	—	—	13,995	—	—	(12.23)

10,189,316	737,881	7.24	9,105,432	645,155	7.09	8,549,573	521,661	6.10	2.55

321,916	21,940	6.82	315,950	21,788	6.90	11,909	657	5.52	NM

9,063	506	5.58	49,735	2,160	4.34	132,894	6,570	4.94	27.00
401,107	15,999	3.99	590,504	20,657	3.50	933,410	33,398	3.58	(26.25)
594,154	33,416	5.62	414,282	22,499	5.43	137,007	6,591	4.81	47.81
2,120,521	102,243	4.82	2,201,685	96,270	4.37	2,812,757	114,978	4.09	11.26
129,622	7,355	5.67	200,013	10,695	5.35	216,984	8,808	4.06	(3.31)
22,321	1,144	5.13	17,444	884	5.07	10,624	478	4.50	15.57
92,251	5,710	6.19	85,211	7,863	9.23	78,709	4,984	6.33	7.56

3,369,039	166,373	4.94	3,558,874	161,028	4.52	4,322,385	175,807	4.07	9.24

527,304	25,881	4.91	299,554	15,637	5.22	116,553	4,102	3.52	(43.79)
——	—	—	—	—	—	—	—	—	NM
——	—	—	—	—	—	—	—	—	NM

14,407,575	952,075	6.61	13,279,810	843,608	6.35	13,000,420	702,227	5.40	5.65

(132,234)			(129,224)			(129,272)			8.67
25,333			(9,443)			22,607			NM
463,970			470,826			508,389			(6.24)
400,161			376,375			369,471			1.35
315,522			250,260			201,829			15.25

$15,480,327			$14,238,604			$13,973,444			5.47

$392,942	2,067	.53	$393,870	2,204	.56	$403,158	1,259	.31	3.49
6,996,943	114,027	1.63	6,717,280	94,238	1.40	6,745,714	52,112	.77	7.99
2,359,386	110,957	4.70	2,077,257	85,424	4.11	1,736,804	50,597	2.91	(.89)
1,480,856	73,739	4.98	1,288,845	58,381	4.53	983,703	30,779	3.13	6.12

11,230,127	300,790	2.68	10,477,252	240,247	2.29	9,869,379	134,747	1.37	6.26

1,696,613	83,464	4.92	1,455,544	70,154	4.82	1,609,868	48,776	3.03	(7.59)
292,446	13,775	4.71	182,940	8,744	4.78	366,072	12,464	3.40	4.34

1,989,059	97,239	4.89	1,638,484	78,898	4.82	1,975,940	61,240	3.10	(4.89)

13,219,186	398,029	3.01%	12,115,736	319,145	2.63%	11,845,319	195,987	1.65%	4.71

647,888			642,545			655,729			8.67
134,278			99,396			90,752			30.71
1,478,975			1,380,927			1,381,644			7.56

$15,480,327			$14,238,604			$13,973,444			5.47%

	$554,046			$524,463			$506,240

		3.85%			3.95%			3.89%

		5.64%			3.60%			1.32%

(C)	The Company’s portfolio of originated student loans was classified as held for sale in the first quarter of 2006 and, accordingly, is included in the held for sale balances for 2006 through 2010. In December 2008, the Company purchased $358,451,000 of student loans with the intent to hold to maturity. In October 2010, the seller elected to repurchase the loans under the terms of the original agreement.
(D)	Interest expense of $2,000, $38,000 and $123,000 which was capitalized on construction projects in 2010, 2006 and 2005, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

	Year Ended December 31, 2010
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,920	3.77%	$2,918	3.82%	$2,881	3.93%	$2,830	3.83%
Real estate – construction and land	498	4.17	530	4.00	568	3.90	634	4.01
Real estate – business	2,003	5.01	1,999	5.10	2,029	5.08	2,088	5.00
Real estate – personal	1,444	5.00	1,451	5.13	1,484	5.25	1,526	5.35
Consumer	1,191	6.61	1,234	6.65	1,270	6.72	1,307	6.94
Revolving home equity	483	4.31	485	4.32	483	4.32	488	4.31
Student	22	2.10	315	2.40	322	2.38	329	2.28
Consumer credit card	776	10.82	763	11.29	738	12.32	763	12.58
Overdrafts	8	—	7	—	7	—	8	—

Total loans	9,345	5.22	9,702	5.21	9,782	5.33	9,973	5.37

Loans held for sale	93	2.38	305	1.78	557	1.63	484	1.60
Investment securities:
U.S. government & federal agency	436	2.32	437	1.07	443	3.43	439	1.99
Government-sponsored enterprise obligations	187	2.25	235	2.12	225	2.16	167	2.59
State & municipal obligations(A)	1,091	4.45	982	4.53	893	4.87	899	5.04
Mortgage and asset-backed securities	5,221	2.86	5,101	2.77	4,390	3.47	4,457	3.69
Other marketable securities(A)	177	5.01	183	5.18	193	4.55	181	4.67
Trading securities(A)	32	3.35	23	2.87	19	2.93	14	2.91
Non-marketable securities(A)	107	5.98	109	9.43	114	4.26	123	5.91

Total investment securities	7,251	3.15	7,070	3.05	6,277	3.67	6,280	3.81

Short-term federal funds sold and securities purchased under agreements to resell	5	.61	7	.69	7	.76	7	.84
Long-term securities purchased under agreements to resell	397	1.69	199	1.72	—	—	—	—
Interest earning deposits with banks	87	.25	171	.25	322	.25	108	.24

Total interest earning assets	17,178	4.22	17,454	4.19	16,945	4.49	16,852	4.64

Less allowance for loan losses	(195)		(195)		(196)		(197)
Unrealized gain (loss) on investment securities	176		159		133		128
Cash and due from banks	365		367		378		364
Land, buildings and equipment – net	388		392		397		402
Other assets	383		444		401		413

Total assets	$18,295		$18,621		$18,058		$17,962

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$480	.14	$482	.16	$490	.11	$461	.10
Interest checking and money market	10,316	.27	9,980	.28	9,872	.31	9,447	.30
Time open & C.D.’s under $100,000	1,533	1.18	1,642	1.32	1,703	1.43	1,766	1.56
Time open & C.D.’s $100,000 & over	1,232	.93	1,417	.97	1,323	1.08	1,324	1.20

Total interest bearing deposits	13,561	.43	13,521	.47	13,388	.52	12,998	.56

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,125	.12	1,024	.23	1,027	.32	1,166	.29
Other borrowings	231	2.96	350	3.09	502	3.02	735	3.70

Total borrowings	1,356	.61	1,374	.96	1,529	1.21	1,901	1.61

Total interest bearing liabilities	14,917	.45%	14,895	.52%	14,917	.59%	14,899	.69%

Non-interest bearing demand deposits	1,041		1,006		980		947
Other liabilities	287		701		199		194
Equity	2,050		2,019		1,962		1,922

Total liabilities and equity	$18,295		$18,621		$18,058		$17,962

Net interest margin (T/E)	$166		$165		$168		$167

Net yield on interest earning assets		3.83%		3.75%		3.97%		4.03%

(A) Includes tax equivalent calculations.

	Year Ended December 31, 2009
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
		Average		Average		Average		Average
		Rates		Rates		Rates		Rates
	Average	Earned/	Average	Earned/	Average	Earned/	Average	Earned/
(Dollars in millions)	Balance	Paid	Balance	Paid	Balance	Paid	Balance	Paid

ASSETS
Loans:
Business(A)	$2,866	3.77%	$3,019	3.77%	$3,260	3.81%	$3,341	3.61%
Real estate – construction and land	695	3.93	699	3.74	751	3.50	816	3.34
Real estate – business	2,113	4.98	2,147	5.04	2,174	5.05	2,141	5.10
Real estate – personal	1,547	5.32	1,578	5.38	1,596	5.55	1,621	5.72
Consumer	1,358	7.03	1,424	6.99	1,498	6.87	1,579	6.92
Revolving home equity	488	4.33	492	4.35	498	4.33	505	4.31
Student	335	2.28	341	2.37	347	2.61	354	3.69
Consumer credit card	749	11.80	729	12.60	698	12.70	734	11.90
Overdrafts	11	—	11	—	9	—	8	—

Total loans	10,162	5.27	10,440	5.31	10,831	5.27	11,099	5.24

Loans held for sale	322	1.70	294	1.95	514	1.53	463	3.00
Investment securities:
U.S. government & federal agency	376	3.08	274	5.26	11	3.73	11	3.75
Government-sponsored enterprise obligations	142	2.84	139	2.90	148	2.98	123	3.60
State & municipal obligations(A)	931	4.80	908	4.97	906	5.22	747	5.13
Mortgage and asset-backed securities	4,478	3.86	3,985	4.47	3,649	4.66	2,827	5.20
Other marketable securities(A)	188	5.45	195	5.20	193	5.40	142	5.84
Trading securities(A)	14	2.66	18	3.08	19	3.12	17	3.01
Non-marketable securities(A)	134	6.02	134	4.98	139	3.65	141	4.09

Total investment securities	6,263	4.02	5,653	4.58	5,065	4.70	4,008	5.11

Short-term federal funds sold and securities purchased under agreements to resell	10	.85	31	.66	26	.56	110	.42
Interest earning deposits with banks	290	.25	204	.23	213	.10	601	.30

Total interest earning assets	17,047	4.66	16,622	4.93	16,649	4.91	16,281	4.93

Less allowance for loan losses	(188)		(186)		(178)		(173)
Unrealized gain (loss) on investment securities	115		41		(13)		(49)
Cash and due from banks	366		357		357		378
Land, buildings and equipment – net	408		411		412		415
Other assets	345		363		348		340

Total assets	$18,093		$17,608		$17,575		$17,192

LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$442	.14	$443	.15	$452	.15	$418	.15
Interest checking and money market	9,181	.33	8,653	.35	8,460	.37	7,881	.41
Time open & C.D.’s under $100,000	1,895	1.93	2,108	2.54	2,130	2.74	2,092	2.86
Time open & C.D.’s $100,000 & over	1,559	1.46	1,785	1.87	2,004	1.98	2,093	2.19

Total interest bearing deposits	13,077	.69	12,989	.90	13,046	1.00	12,484	1.11

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	980	.33	938	.35	963	.35	995	.50
Other borrowings	773	3.62	833	3.66	873	3.79	1,208	2.86

Total borrowings	1,753	1.78	1,771	1.90	1,836	1.99	2,203	1.80

Total interest bearing liabilities	14,830	.82%	14,760	1.02%	14,882	1.12%	14,687	1.21%

Non-interest bearing demand deposits	1,167		878		861		771
Other liabilities	217		186		168		135
Equity	1,879		1,784		1,664		1,599

Total liabilities and equity	$18,093		$17,608		$17,575		$17,192

Net interest margin (T/E)	$170		$168		$162		$154

Net yield on interest earning assets		3.95%		4.02%		3.91%		3.83%

(A) Includes tax equivalent calculations.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth on pages 51 through 53 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Kansas City, Missouri
February 25, 2011

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009

	(In thousands)

ASSETS
Loans	$9,410,982	$10,145,324
Allowance for loan losses	(197,538)	(194,480)

Net loans	9,213,444	9,950,844

Loans held for sale	63,751	345,003
Investment securities:
Available for sale ($429,439,000 and $537,079,000 pledged in 2010 and
2009, respectively, to secure structured repurchase agreements)	7,294,303	6,340,975
Trading	11,710	10,335
Non-marketable	103,521	122,078

Total investment securities	7,409,534	6,473,388

Short-term federal funds sold and securities purchased under agreements to resell	10,135	22,590
Long-term securities purchased under agreements to resell	450,000	—
Interest earning deposits with banks	122,076	24,118
Cash and due from banks	328,464	417,126
Land, buildings and equipment – net	383,397	402,633
Goodwill	125,585	125,585
Other intangible assets – net	10,937	14,333
Other assets	385,016	344,569

Total assets	$18,502,339	$18,120,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$2,150,725	$1,793,816
Savings, interest checking and money market	10,190,134	9,202,916
Time open and C.D.’s of less than $100,000	1,465,050	1,801,332
Time open and C.D.’s of $100,000 and over	1,279,112	1,412,387

Total deposits	15,085,021	14,210,451

Federal funds purchased and securities sold under agreements to repurchase	982,827	1,103,191
Other borrowings	112,273	736,062
Other liabilities	298,754	184,580

Total liabilities	16,478,875	16,234,284

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 86,788,322 and 83,127,401 shares in 2010 and 2009, respectively	433,942	415,637
Capital surplus	971,293	854,490
Retained earnings	555,778	568,532
Treasury stock of 61,839 and 22,328 shares in 2010 and 2009, respectively, at cost	(2,371)	(838)
Accumulated other comprehensive income	63,345	46,407

Total Commerce Bancshares, Inc. stockholders’ equity	2,021,987	1,884,228
Non-controlling interest	1,477	1,677

Total equity	2,023,464	1,885,905

Total liabilities and equity	$18,502,339	$18,120,189

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2010	2009	2008

INTEREST INCOME
Interest and fees on loans	$507,666	$556,404	$654,845
Interest on loans held for sale	6,091	8,219	14,968
Interest on investment securities	212,697	223,860	171,551
Interest on short-term federal funds sold and securities purchased under agreements to resell	48	222	8,287
Interest on long-term securities purchased under agreements to resell	2,549	—	—
Interest on deposits with banks	427	807	198

Total interest income	729,478	789,512	849,849

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	29,298	31,431	61,133
Time open and C.D.’s of less than $100,000	22,871	51,982	77,322
Time open and C.D.’s of $100,000 and over	13,847	35,371	55,665
Interest on federal funds purchased and securities sold under agreements to repurchase	2,584	3,699	25,085
Interest on other borrowings	14,946	31,527	37,905

Total interest expense	83,546	154,010	257,110

Net interest income	645,932	635,502	592,739
Provision for loan losses	100,000	160,697	108,900

Net interest income after provision for loan losses	545,932	474,805	483,839

NON-INTEREST INCOME
Bank card transaction fees	148,888	122,124	113,862
Deposit account charges and other fees	92,637	106,362	110,361
Trust fees	80,963	76,831	80,294
Bond trading income	21,098	22,432	15,665
Consumer brokerage services	9,190	10,831	12,156
Loan fees and sales	23,116	21,273	(2,413)
Other	29,219	36,406	45,787

Total non-interest income	405,111	396,259	375,712

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	13,058	(32,783)	—
Noncredit-related losses (reversals) on securities not expected to be sold	(18,127)	30,310	—

Net impairment losses	(5,069)	(2,473)	—
Realized gains (losses) on sales and fair value adjustments	3,284	(4,722)	30,294

Investment securities gains (losses), net	(1,785)	(7,195)	30,294

NON-INTEREST EXPENSE
Salaries and employee benefits	346,550	345,779	333,612
Net occupancy	46,987	45,925	46,317
Equipment	23,324	25,472	24,569
Supplies and communication	27,113	32,156	35,335
Data processing and software	67,935	61,789	56,387
Marketing	18,161	18,231	19,994
Deposit insurance	19,246	27,373	2,051
Debt extinguishment	11,784	—	—
Loss on purchase of auction rate securities	—	—	33,266
Indemnification obligation	(4,405)	(2,496)	(9,619)
Other	74,439	67,508	73,468

Total non-interest expense	631,134	621,737	615,380

Income before income taxes	318,124	242,132	274,465
Less income taxes	96,249	73,757	85,077

Net income before non-controlling interest	221,875	168,375	189,388
Less non-controlling interest expense (income)	165	(700)	733

NET INCOME	$221,710	$169,075	$188,655

Net income per share – basic	$2.54	$1.98	$2.26
Net income per share – diluted	$2.52	$1.97	$2.24

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2010	2009	2008

OPERATING ACTIVITIES
Net income	$221,710	$169,075	$188,655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100,000	160,697	108,900
Provision for depreciation and amortization	48,924	51,514	50,696
Amortization of investment security premiums, net	21,635	2,348	3,946
Deferred income tax expense (benefit)	(9,085)	(7,310)	2,656
Investment securities (gains) losses, net	1,785	7,195	(30,294)
Gain on sale of branch	—	(644)	(6,938)
Gain on sale of held to maturity student loans	(6,914)	—	—
Impairment losses (reversals) on loans held for sale	191	(3,796)	9,398
Net gains on sales of loans held for sale	(10,402)	(12,201)	(3,168)
Proceeds from sales of loans held for sale	635,743	577,726	235,305
Originations of loans held for sale	(344,360)	(545,380)	(366,873)
Net (increase) decrease in trading securities	(928)	(14,014)	13,281
Stock-based compensation	6,021	6,642	6,389
Decrease in interest receivable	12,041	2,943	2,908
Decrease in interest payable	(9,462)	(18,574)	(28,351)
Increase (decrease) in income taxes payable	2,714	(3,067)	(1,204)
Net tax benefit related to equity compensation plans	(1,178)	(557)	(1,928)
Loss on purchase of auction rate securities	—	—	33,266
Prepayment of FDIC insurance premiums	—	(63,739)	—
Other changes, net	2,742	(13,570)	650

Net cash provided by operating activities	671,177	295,288	217,294

INVESTING ACTIVITIES
Net cash and cash equivalents paid in acquisitions/dispositions	—	(3,494)	(54,490)
Cash paid in exchange of investment securities for student loans	—	—	(17,164)
Proceeds from sales of available for sale securities	78,640	207,852	131,843
Proceeds from maturities/pay downs of available for sale securities	2,308,323	1,332,347	1,311,605
Purchases of available for sale securities	(3,217,600)	(4,078,962)	(2,396,109)
Net (increase) decrease in loans	644,314	999,086	(412,593)
Long-term securities purchased under agreements to resell	(450,000)	—	—
Purchases of land, buildings and equipment	(18,528)	(29,247)	(42,563)
Sales of land, buildings and equipment	397	151	495

Net cash used in investing activities	(654,454)	(1,572,267)	(1,478,976)

FINANCING ACTIVITIES
Net increase in non-interest bearing demand, savings, interest checking and money market deposits	1,300,555	2,041,513	381,276
Net decrease in time open and C.D.’s	(469,557)	(693,941)	(36,612)
Long-term securities sold under agreements to repurchase	400,000	—	—
Repayment of long-term securities sold under agreements to repurchase	(500,000)	—	—
Net increase (decrease) in short-term federal funds purchased and securities sold under agreements to repurchase	(20,364)	76,654	(212,375)
Additional other long-term borrowings	—	100,000	375,000
Repayment of other long-term borrowings	(623,789)	(311,719)	(10,855)
Net increase (decrease) in other short-term borrowings	—	(800,000)	799,997
Purchases of treasury stock	(40,984)	(528)	(9,490)
Issuance of stock under open market stock sale program, stock purchase and equity compensation plans	11,310	103,641	15,978
Net tax benefit related to equity compensation plans	1,178	557	1,928
Cash dividends paid on common stock	(78,231)	(74,720)	(72,055)

Net cash provided by (used in) financing activities	(19,882)	441,457	1,232,792

Decrease in cash and cash equivalents	(3,159)	(835,522)	(28,890)
Cash and cash equivalents at beginning of year	463,834	1,299,356	1,328,246

Cash and cash equivalents at end of year	$460,675	$463,834	$1,299,356

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
	Common	Capital	Retained	Treasury	Comprehensive	Controlling
(In thousands, except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

Balance, December 31, 2007	$359,694	$475,220	$669,142	$(2,477)	$26,107	$2,470	$1,530,156

Net income			188,655			733	189,388
Change in unrealized gain (loss) on available for sale securities, net of tax					(66,445)		(66,445)
Change related to pension plan, net of tax					(16,391)		(16,391)

Total comprehensive income							106,552

Distributions to non-controlling interest						(368)	(368)
Purchase of treasury stock				(9,490)			(9,490)
Cash dividends paid ($.864 per share)			(72,055)				(72,055)
Net tax benefit related to equity compensation plans		1,928					1,928
Stock-based compensation		6,389					6,389
Issuance under stock purchase and equity compensation plans, net	1,778	2,994		11,206			15,978
5% stock dividend, net	18,033	134,927	(153,118)				(158)
Adoption of fair value guidance allowing use of transaction price at initial measurement			903				903
Adoption of guidance requiring recognition of liabilities for benefits payable under split-dollar life insurance arrangements			(716)				(716)
Change in pension benefit obligation resulting from change in measurement date			348				348

Balance, December 31, 2008	379,505	621,458	633,159	(761)	(56,729)	2,835	1,579,467

Net income			169,075			(700)	168,375
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					7,596		7,596
Change in unrealized gain (loss) on all other available for sale securities, net of tax					93,075		93,075
Change related to pension plan, net of tax					2,465		2,465

Total comprehensive income							271,511

Distributions to non-controlling interest						(458)	(458)
Purchase of treasury stock				(528)			(528)
Cash dividends paid ($.871 per share)			(74,720)				(74,720)
Net tax benefit related to equity compensation plans		557					557
Stock-based compensation		6,642					6,642
Issuance under stock purchase and equity compensation plans, net	1,910	3,127		451			5,488
Issuance of stock under open market sale program	14,474	83,679					98,153
5% stock dividend, net	19,748	139,027	(158,982)				(207)

Balance, December 31, 2009	415,637	854,490	568,532	(838)	46,407	1,677	1,885,905

Net income			221,710			165	221,875
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					14,243		14,243
Change in unrealized gain (loss) on all other available for sale securities, net of tax					1,813		1,813
Change related to pension plan, net of tax					882		882

Total comprehensive income							238,813

Distributions to non-controlling interest						(365)	(365)
Purchase of treasury stock				(40,984)			(40,984)
Cash dividends paid ($.895 per share)			(78,231)				(78,231)
Net tax benefit related to equity compensation plans		1,178					1,178
Stock-based compensation		6,021					6,021
Issuance under stock purchase and equity compensation plans, net	2,196	3,102		6,012			11,310
5% stock dividend, net	16,109	106,502	(156,233)	33,439			(183)

Balance, December 31, 2010	$433,942	$971,293	$555,778	$(2,371)	$63,345	$1,477	$2,023,464

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

Cash and Cash Equivalents

In the accompanying consolidated statements of cash flows, cash and cash equivalents include “Cash and due from banks”, “Short-term federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying consolidated balance sheets.

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

Non-Accrual Loans

Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Business, construction real estate, business real estate, and personal real estate loans that are contractually 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection. Consumer, revolving home equity and credit card loans are exempt under regulatory rules from being classified as non-accrual. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income, and the loan is charged-off to the extent uncollectible. Principal and interest payments received on non-accrual loans are generally applied to principal. Interest is included in income only after all previous loan charge-offs have been recovered, and is recorded only as received. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A six month history of sustained payment performance is generally required before reinstatement of accrual status.

Restructured Loans

A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrowers’ financial difficulties, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. The Company measures the impairment loss of a troubled debt restructuring based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, contractual rate of the loan. Business, business real estate, construction real estate and personal real estate loans whose terms have been modified in a troubled debt restructuring with impairment charges are generally placed on non-accrual status. Other loans identified as troubled debt restructurings were so designated because they were renewed at interest rates that were not deemed to represent current market rates for debt of similar risk. These loans are performing under their modified terms, and interest continues to be accrued and recognized in income. Troubled debt restructurings also include certain credit card loans which have been modified under various debt management and assistance programs.

Impaired Loans

Loans are evaluated regularly by management for impairment. Included in impaired loans are all non-accrual loans, as well as loans whose terms have been modified in a troubled debt restructuring, as discussed above. Once a loan has been identified as impaired, impairment is measured based on either the present value of the expected future cash flows at the loan’s initial effective interest rate or the fair value of the collateral if collateral dependent. Factors considered in determining impairment include delinquency status, cash flow analysis, credit analysis, and collateral value and availability.

Loans Held for Sale

Loans held for sale include student loans and fixed rate residential mortgage loans. These loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. They are carried at the lower of aggregate cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics, sale contract prices, or, for those portfolios for which management has concerns about contractual performance, discounted cash flow analyses. Declines in fair value below cost (and subsequent recoveries) are recognized in loan fees and sales. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in loan fees and sales.

Allowance/Provision for Loan Losses

The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of the balance sheet date, including losses on known or anticipated problem loans as well as for loans which are not currently known to require specific allowances. Management has established a process to determine the amount of the allowance for loan losses which assesses the risks and losses inherent in its portfolio. Business, construction real estate and business real estate loans are normally larger and more complex, and their collection rates are harder to predict. These loans are more likely to be collateral dependent and are allocated a larger reserve, due to their potential volatility. Personal real estate, credit card, consumer and revolving home equity loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Management’s process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of reserves needed for pools of loans.

Loans subject to individual evaluation generally consist of business, construction real estate, business real estate and personal real estate loans on non-accrual status. These impaired loans are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Certain other impaired loans identified as troubled debt restructurings are collectively evaluated because they have similar risk characteristics. Loans which have not been identified as impaired are segregated by loan type and sub-type and are collectively evaluated. Reserves calculated for these loan pools are estimated using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations.

The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses is based on various judgments and assumptions made by management. The amount of the allowance for loan losses is highly dependent on management’s estimates affecting valuation, appraisal of collateral, evaluation of performance and status, and the amount and timing of future cash flows expected to be received on impaired loans. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in portfolio risk ratings, levels of non-performing assets, prevailing regional and national economic conditions, and the Company’s ongoing loan review process.

The estimates, appraisals, evaluations, and cash flows utilized by management may be subject to frequent adjustments due to changing economic prospects of borrowers or properties. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known.

Loans, or portions of loans, are charged off to the extent deemed uncollectible. Loan charge-offs reduce the allowance for loan losses, and recoveries of loans previously charged off are added back to the allowance. Business, business real estate, construction real estate and personal real estate loans are generally charged down to estimated collectible balances when they are placed on non-accrual status. Consumer loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if no collateral) once the loans are more than 120 days delinquent. Credit card loans are charged off against the allowance for loan losses when the receivable is more than 180 days past due. The interest and fee income previously capitalized but not collected on credit card charge-offs is reversed against interest income.

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

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

The Company enters into short-term purchases of securities under agreements to resell which are accounted for as collateralized financing transactions. Securities delivered under these transactions are delivered to either the dealer custody account at the Federal Reserve Bank or to the applicable counterparty. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or the Company may return collateral pledged when appropriate to maintain full collateralization for these transactions. At December 31, 2010, the Company had entered into $450.0 million of long-term agreements to resell and had accepted securities valued at $468.5 million as collateral.

Securities sold under agreements to repurchase are offered to cash management customers as an automated, collateralized investment account. Securities sold are also used by the Bank to obtain favorable borrowing rates on its purchased funds, and at December 31, 2010, included $400.0 million of long-term structured repurchase agreements. As of December 31, 2010, the Company had pledged $1.6 billion of available for sale securities as collateral for repurchase agreements.

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

Foreclosed Assets

Foreclosed assets consist of property that has been repossessed and is comprised of commercial and residential real estate and other non-real estate property, including auto and recreational and marine vehicles. The assets are initially recorded at the lower of the related loan balance or fair value of the collateral less estimated selling costs, with any valuation adjustments charged to the allowance for loan losses. Fair values are estimated primarily based on appraisals when available or quoted market prices of liquid assets. After their initial recognition, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell. Any resulting valuation adjustments, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense. The Company held $12.0 million in foreclosed real estate and $10.4 million in other repossessed personal property at December 31, 2010.

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

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective. At December 31, 2010, the Company had three interest rate swaps designated as fair value hedges. The Company performs quarterly assessments, using the regression method, to determine whether the hedging relationship has been highly effective in offsetting changes in fair values.

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

The Company enters into interest rate lock commitments on mortgage loans, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related sales contracts are accounted for as derivatives and carried at fair value, with changes in fair value recorded in loan fees and sales. Fair values are based upon quoted prices, and fair value measurements of mortgage loan commitments include the value of loan servicing rights.

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

Income per Share

Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options and stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s restricted share awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2010.

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

3.	Loans and Allowance for Loan Losses

Major classifications within the Company’s loan portfolio at December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009

Commercial:
Business	$2,957,043	$2,877,936
Real estate – construction and land	460,853	665,110
Real estate – business	2,065,837	2,104,030
Personal Banking:
Real estate – personal	1,440,386	1,537,687
Consumer	1,164,327	1,333,763
Revolving home equity	477,518	489,517
Student	—	331,698
Consumer credit card	831,035	799,503
Overdrafts	13,983	6,080

Total loans	$9,410,982	$10,145,324

Loans to directors and executive officers of the Parent and its significant subsidiaries, and to their associates, are summarized as follows:

(In thousands)

Balance at January 1, 2010	$94,907
Additions	109,631
Amounts collected	(138,820)
Amounts written off	—

Balance at December 31, 2010	$65,718

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2010 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Iowa, Oklahoma, Colorado, Ohio, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2010, unfunded loan commitments totaled $7.4 billion (which included $3.4 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2010, loans of $2.9 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases of $243.5 million and $281.4 million at December 31, 2010 and 2009, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $25.4 million and $32.3 million at December 31, 2010 and 2009, respectively. The net investment in operating leases amounted to $10.8 million and $7.2 million at December 31, 2010 and 2009, respectively, and is included in other assets on the Company’s consolidated balance sheets.

In October 2010, the Company sold its student loan portfolio, formerly acquired from a student loan agency with the intent to hold until maturity. The loans had been acquired in 2008 in exchange for certain auction rate securities issued by the same agency. The agency, as allowed under the original exchange contract, elected to repurchase the loans, which totaled approximately $311 million. The Company recorded a $6.9 million gain in connection with the sale, which is included in loan fees and sales in the accompanying income statement. On December 30, 2010, the Company purchased business real estate loans totaling $40.1 million from another financial institution. These loans are to borrowers within the Company’s existing markets, and were without evidence of deterioration in credit quality at the acquisition date.

Allowance for loan losses

A summary of the activity in the allowance for losses follows:

	Years Ended December 31
(In thousands)	2010	2009	2008

Balance, January 1	$194,480	$172,619	$133,586

Additions:
Provision for loan losses	100,000	160,697	108,900

Total additions	100,000	160,697	108,900

Deductions:
Loan losses	114,573	154,410	85,093
Less recoveries	17,631	15,574	15,226

Net loan losses	96,942	138,836	69,867

Balance, December 31	$197,538	$194,480	$172,619

The following table shows the balance in the allowance for loan losses at December 31, 2010, and the related loan balance, disaggregated on the basis of impairment methodology. Loans evaluated under ASC 310-10-35 include loans on non-accrual status with balances exceeding $500 thousand, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

		Personal
(In thousands)	Commercial	Banking	Total

At December 31, 2010
Allowance for loan losses:
Ending balance: evaluated for impairment under
ASC 310-10-35	$6,127	$3,243	$9,370
Ending balance: evaluated
for impairment under ASC 450-20	108,680	79,488	188,168

Loans outstanding, net of allowance:
Ending balance: evaluated
for impairment under
ASC 310-10-35	118,532	26,828	145,360
Ending balance: evaluated
for impairment under ASC 450-20	5,365,201	3,900,421	9,265,622

Impaired loans

Impaired loans totaled $145.4 million and $208.4 million at December 31, 2010 and 2009, respectively, and are comprised of loans on non-accrual status and loans which have been restructured. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. They are largely comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk, and as a result were classified as troubled debt restructurings. These loans totaled $41.3 million and $85.7 million at December 31, 2010 and 2009, respectively. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $18.8 million at December 31, 2010 and $16.0 million at December 31, 2009.

The categories of impaired loans at December 31 for the last two years are presented in the following table:

(In thousands)	2010	2009

Non-accrual loans	$85,275	$106,613
Restructured loans	60,085	101,765

Total impaired loans	$145,360	$208,378

The following table provides additional information about impaired loans held by the Company at December 31, 2010, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

		Unpaid		Interest
	Recorded	Principal	Related	Income
(In thousands)	Investment	Balance	Allowance	Recognized *

With no related allowance recorded:
Business	$3,544	$5,095	$—	$—
Real estate – construction and land	30,979	55,790	—	—
Real estate – business	4,245	5,295	—	—
Real estate – personal	755	755	—	—

	$39,523	$66,935	$—	$—

With an allowance recorded:
Business	$18,464	$21,106	$1,665	$395
Real estate – construction and land	39,719	52,587	2,538	756
Real estate – business	21,581	25,713	1,924	387
Real estate – personal	7,294	9,489	936	25
Consumer credit card	18,779	18,779	2,307	1,304

	$105,837	$127,674	$9,370	$2,867

Total at December 31, 2010	$145,360	$194,609	$9,370	$2,867

*	Represents interest income recognized since date of impairment. Interest shown is interest recognized in 2010 on accruing restructured loans as noted above.

Average impaired loans were $173.0 million during 2010, consisting of $91.3 million in non-accrual loans and $81.7 million in restructured loans, compared to $160.6 million during 2009.

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2010. Non-accrual loans totaled $85.3 million and $106.6 million at December 31, 2010 and 2009, respectively. Loans 90 days delinquent and still accruing interest amounted to $20.5 million and $42.6 million at December 31, 2010 and 2009, respectively.

	Current or
	Less		90 Days
	Than 30		Past Due
	Days Past	30-89 Days	and Still
(In thousands)	Due	Past Due	Accruing	Non-accrual	Total

Commercial:
Business	$2,927,403	$19,853	$854	$8,933	$2,957,043
Real estate – construction and land	400,420	7,464	217	52,752	460,853
Real estate – business	2,040,794	8,801	—	16,242	2,065,837
Personal Banking:
Real estate – personal	1,413,905	15,579	3,554	7,348	1,440,386
Consumer	1,145,561	15,899	2,867	—	1,164,327
Revolving home equity	475,764	929	825	—	477,518
Consumer credit card	806,373	12,513	12,149	—	831,035
Overdrafts	13,555	428	—	—	13,983

Total at December 31, 2010	$9,223,775	$81,466	$20,466	$85,275	$9,410,982

Credit quality

The following table provides information about the credit quality of the Commercial loan portfolio, using the Company’s internal rating system as an indicator. The information below was updated as of December 31, 2010 for this indicator. The credit quality of Personal Banking loans is monitored on the basis of aging/delinquency, and this information is provided in the table above.

The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment, as discussed in Note 1.

	Commercial Loans
		Real	Real
		Estate-	Estate-
(In thousands)	Business	Construction	Business

Pass	$2,801,328	$327,167	$1,878,005
Special mention	67,142	29,345	77,527
Substandard	79,640	51,589	94,063
Non-accrual	8,933	52,752	16,242

Total at December 31, 2010	$2,957,043	$460,853	$2,065,837

Loans held for sale

In addition to the portfolio of loans which are intended to be held to maturity, the Company historically originates loans which it intends to sell in secondary markets. Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. Most of this portfolio was sold under contracts with the Federal Department of Education and various student loan agencies. Significant future student loan originations are not anticipated, because under statutory requirements effective July 1, 2010, the Company is prohibited from making federally guaranteed student loans. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including an impairment valuation allowance resulting from declines in fair value below cost, which is further discussed in Note 16 on Fair Value Measurements.

(In thousands)	2010	2009

Balance outstanding at end of year:
Student loans, at cost	$53,901	$335,358
Residential mortgage loans, at cost	10,419	10,473
Valuation allowance on student loans	(569)	(828)

Total loans held for sale, at lower of cost or fair value	$63,751	$345,003

Net gains on sales:
Student loans	$8,398	$9,738
Residential mortgage loans	2,004	2,463

Total gains on sales of loans held for sale, net	$10,402	$12,201

4.	Investment Securities

Investment securities, at fair value, consisted of the following at December 31, 2010 and 2009.

(In thousands)	2010	2009

Available for sale:
U.S. government and federal agency obligations	$455,537	$447,038
Government-sponsored enterprise obligations	201,895	165,814
State and municipal obligations	1,119,485	939,338
Agency mortgage-backed securities	2,491,199	2,262,003
Non-agency mortgage-backed securities	455,790	609,016
Other asset-backed securities	2,354,260	1,701,569
Other debt securities	176,964	176,331
Equity securities	39,173	39,866

Total available for sale	7,294,303	6,340,975

Trading	11,710	10,335
Non-marketable	103,521	122,078

Total investment securities	$7,409,534	$6,473,388

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for borrowing and regulatory purposes, which totaled $45.2 million and $72.6 million at December 31, 2010 and December 31, 2009, respectively. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $58.2 million and $49.5 million at December 31, 2010 and December 31, 2009, respectively. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of December 31, 2010 is shown below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2010. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities which have no guarantee, but are collateralized by residential mortgages. Also included are certain other asset-backed securities, primarily collateralized by credit cards, automobiles and commercial loans. These securities differ from traditional debt securities primarily in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

			Weighted
	Amortized		Average
(Dollars in thousands)	Cost	Fair Value	Yield

U.S. government and federal agency obligations:
Within 1 year	$168,836	$169,163	.02%
After 1 but within 5 years	104,069	111,101	1.83
After 5 but within 10 years	161,973	175,273	1.79

Total U.S. government and federal agency obligations	434,878	455,537	1.11

Government-sponsored enterprise obligations:
Within 1 year	82,263	82,889	2.37
After 1 but within 5 years	106,418	108,156	1.87
After 5 but within 10 years	11,380	10,850	2.25

Total government-sponsored enterprise obligations	200,061	201,895	2.10

State and municipal obligations:
Within 1 year	141,499	143,745	3.69
After 1 but within 5 years	428,899	437,716	2.93
After 5 but within 10 years	285,211	282,224	2.95
After 10 years	261,411	255,800	2.54

Total state and municipal obligations	1,117,020	1,119,485	2.94

Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437,123	2,491,199	3.61
Non-agency mortgage-backed securities	459,363	455,790	6.17
Other asset-backed securities	2,342,866	2,354,260	1.49

Total mortgage and asset-backed securities	5,239,352	5,301,249	2.89

Other debt securities:
Within 1 year	20,036	20,227
After 1 but within 5 years	145,847	156,737

Total other debt securities	165,883	176,964

Equity securities	7,569	39,173

Total available for sale investment securities	$7,164,763	$7,294,303

Included in U.S. government securities are U.S. Treasury inflation-protected securities, which totaled $445.7 million, at fair value, at December 31, 2010. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $150.1 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Equity securities are primarily comprised of investments in common stock held by the Parent, which totaled $35.9 million, at fair value, at December 31, 2010.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

December 31, 2010
U.S. government and federal agency obligations	$434,878	$20,659	$—	$455,537
Government-sponsored enterprise obligations	200,061	2,364	(530)	201,895
State and municipal obligations	1,117,020	19,108	(16,643)	1,119,485
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437,123	57,516	(3,440)	2,491,199
Non-agency mortgage-backed securities	459,363	10,940	(14,513)	455,790
Other asset-backed securities	2,342,866	12,445	(1,051)	2,354,260

Total mortgage and asset-backed securities	5,239,352	80,901	(19,004)	5,301,249

Other debt securities	165,883	11,081	—	176,964
Equity securities	7,569	31,604	—	39,173

Total	$7,164,763	$165,717	$(36,177)	$7,294,303

December 31, 2009
U.S. government and federal agency obligations	$436,607	$10,764	$(333)	$447,038
Government-sponsored enterprise obligations	162,191	3,743	(120)	165,814
State and municipal obligations	917,267	25,099	(3,028)	939,338
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,205,177	58,740	(1,914)	2,262,003
Non-agency mortgage-backed securities	654,711	4,505	(50,200)	609,016
Other asset-backed securities	1,685,691	17,143	(1,265)	1,701,569

Total mortgage and asset-backed securities	4,545,579	80,388	(53,379)	4,572,588

Other debt securities	164,402	11,929	—	176,331
Equity securities	11,285	28,581	—	39,866

Total	$6,237,331	$160,504	$(56,860)	$6,340,975

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2010, the fair value of securities on this watch list was $241.7 million.

As of December 31, 2010, the Company had recorded OTTI on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $163.6 million. The credit portion of the impairment totaled $7.5 million and was recorded in earnings. The noncredit-related portion of the impairment totaled $12.2 million on a pre-tax basis, and has been recognized in accumulated other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Prepayment CPR	2% - 25%
Projected cumulative default	11% - 51%
Credit support	0% - 11%
Loss severity	33% - 57%

The following table shows changes in the credit losses recorded in current earnings, for which a portion of an OTTI was recognized in other comprehensive income.

(In thousands)	2010	2009

Balance, January 1	$2,473	$—
Credit losses on debt securities for which impairment was not previously recognized	353	3,619
Credit losses on debt securities for which impairment was previously recognized	4,716	—
Credit losses reversed on securities sold	—	(1,146)

Balance, December 31	$7,542	$2,473

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes securities for which a portion of an OTTI has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2010
Government-sponsored enterprise obligations	$10,850	$530	$—	$—	$10,850	$530
State and municipal obligations	345,775	7,470	82,269	9,173	428,044	16,643
Mortgage and asset-backed securities:
Agency mortgage-backed securities	660,326	3,440	—	—	660,326	3,440
Non-agency mortgage-backed securities	15,893	36	170,545	14,477	186,438	14,513
Other asset-backed securities	487,822	1,029	24,928	22	512,750	1,051

Total mortgage and asset-backed securities	1,164,041	4,505	195,473	14,499	1,359,514	19,004

Total	$1,520,666	$12,505	$277,742	$23,672	$1,798,408	$36,177

At December 31, 2009
U.S. government and federal agency obligations	$168,172	$333	$—	$—	$168,172	$333
Government-sponsored enterprise obligations	24,842	120	—	—	24,842	120
State and municipal obligations	16,471	121	104,215	2,907	120,686	3,028
Mortgage and asset-backed securities:
Agency mortgage-backed securities	214,571	1,911	150	3	214,721	1,914
Non-agency mortgage-backed securities	209,961	18,512	215,158	31,688	425,119	50,200
Other asset-backed securities	290,183	218	34,456	1,047	324,639	1,265

Total mortgage and asset-backed securities	714,715	20,641	249,764	32,738	964,479	53,379

Total	$924,200	$21,215	$353,979	$35,645	$1,278,179	$56,860

The total available for sale portfolio consisted of approximately 1,300 individual securities at December 31, 2010, with 259 securities in a loss position. Securities with temporary impairment totaled 243, of which 17 securities, or 2% of the portfolio value, had been in a loss position for 12 months or longer.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $16.6 million at December 31, 2010. Of these losses, $9.9 million related to auction rate securities, which are discussed above, and $6.7 million related to other state and municipal obligations. This portfolio, excluding auction rate securities, totaled $969.4 million at fair value, or 13.3% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the largest holdings, by state and economic sector, is shown in the table below.

		Average	Average
	% of	Life	Rating
	Portfolio	(in years)	(Moody’s)

At December 31, 2010
Texas	11.1%	4.9	Aa1
Washington	6.6	1.9	Aa2
Illinois	6.0	3.9	Aa2
Missouri	5.1	1.9	Aa1
Indiana	4.6	2.3	Aa2

General obligation	26.2%	3.9	Aa2
Housing	19.5	5.9	Aa1
Transportation	16.5	3.2	Aa3
Lease	10.8	3.3	Aa2
Refunded	6.9	2.6	Aaa

The credit ratings (Moody’s rating or equivalent) at December 31, 2010 in the state and municipal bond portfolio (excluding auction rate securities) are shown in the following table.

% of
Portfolio

Aaa	16.8%
Aa	64.0
A	14.1
Baa	3.1
Not rated	2.0

100.0%

The remaining unrealized losses on the Company’s investments, as shown in the preceding tables, are largely contained in the portfolio of non-agency mortgage-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying mortgage collateral. While virtually all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, the adverse housing market, liquidity pressures and overall economic climate has resulted in low fair values for these securities. Also, as mentioned above, the Company maintains a watch list comprised mainly of these securities, and has recorded OTTI losses on certain securities. The Company continues to closely monitor the performance of these securities. Additional OTTI losses may arise in future periods, due to further deterioration in expected cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

(In thousands)	2010	2009	2008

Proceeds from sales of available for sale securities	$78,448	$202,544	$109,543
Proceeds from sales/redemption of non-marketable securities	192	5,308	22,300

Total proceeds	$78,640	$207,852	$131,843

Available for sale:
Gains realized on sales	$3,639	$10,311	$9,946
Losses realized on sales	(151)	(9,989)	(4,743)
Other-than-temporary impairment recognized on debt securities	(5,069)	(2,473)	—
Non-marketable:
Gains realized on sales/redemption	52	1,087	22,300
Losses realized on sales	—	(170)	—
Fair value adjustments, net	(256)	(5,961)	2,791

Investment securities gains (losses), net	$(1,785)	$(7,195)	$30,294

Investment securities with a fair value of $3.6 billion and $4.1 billion were pledged at December 31, 2010 and 2009, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $429.4 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

5.	Land, Buildings and Equipment

Land, buildings and equipment consist of the following at December 31, 2010 and 2009:

(In thousands)	2010	2009

Land	$107,906	$107,002
Buildings and improvements	512,826	504,916
Equipment	222,606	225,621

Total	843,338	837,539

Less accumulated depreciation and amortization	459,941	434,906

Net land, buildings and equipment	$383,397	$402,633

Depreciation expense of $35.1 million, $37.0 million and $35.3 million for 2010, 2009 and 2008, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $18.5 million, $18.6 million and $20.1 million for 2010, 2009 and 2008, respectively, was included in occupancy expense and equipment expense. Interest expense capitalized on construction projects in the past three years has not been significant.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are summarized in the following table.

	December 31, 2010				December 31, 2009
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(16,108)	$—	$9,612	$25,720	$(12,966)	$—	$12,754
Mortgage servicing rights	3,082	(1,572)	(185)	1,325	2,898	(1,206)	(113)	1,579

Total amortizable intangible assets	28,802	(17,680)	(185)	10,937	28,618	(14,172)	(113)	14,333

Goodwill	125,585	—	—	125,585	125,585	—	—	125,585

Total intangible assets	$154,387	$(17,680)	$(185)	$136,522	$154,203	$(14,172)	$(113)	$139,918

As a result of ongoing assessments, no impairment of goodwill was recorded in 2010, 2009 or 2008. Further, the regular annual review on January 1, 2011 revealed no impairment as of that date. There were no changes in the carrying amount of goodwill or its allocation among operating segments, as shown in the following table, during the past three years.

	Consumer	Commercial	Wealth	Total
(In thousands)	Segment	Segment	Segment	Goodwill

Balance at December 31, 2010	$67,765	$57,074	$746	$125,585

Changes in the net carrying amount of other intangible assets for the years ended December 31, 2009 and 2010 are shown in the following table.

	Core	Mortgage
	Deposit	Servicing
(In thousands)	Premium	Rights

Balance at December 31, 2008	$16,396	$795
Originations	—	1,082
Amortization	(3,642)	(335)
Impairment recovery	—	37

Balance at December 31, 2009	12,754	1,579
Originations	—	184
Amortization	(3,142)	(366)
Impairment	—	(72)

Balance at December 31, 2010	$9,612	$1,325

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At December 31, 2010, temporary impairment of $185 thousand had been recognized. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 16 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2010, 2009 and 2008 was $3.5 million, $4.0 million and $4.3 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2010. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2011	$2,868
2012	2,335
2013	1,801
2014	1,326
2015	980

7.	Deposits

At December 31, 2010, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)

Due in 2011	$2,189,969
Due in 2012	205,917
Due in 2013	231,015
Due in 2014	43,771
Due in 2015	72,946
Thereafter	544

Total	$2,744,162

The following table shows a detailed breakdown of the maturities of time open and certificates of deposit, by size category, at December 31, 2010.

	Certificates of		Certificates of
	Deposit under	Other Time Deposits	Deposit over	Other Time Deposits
(In thousands)	$100,000	under $100,000	$100,000	over $100,000	Total

Due in 3 months or less	$259,544	$43,347	$387,770	$10,217	$700,878
Due in over 3 through 6 months	348,099	55,164	368,148	12,483	783,894
Due in over 6 through 12 months	376,233	51,098	232,388	45,478	705,197
Due in over 12 months	227,927	103,638	204,273	18,355	554,193

Total	$1,211,803	$253,247	$1,192,579	$86,533	$2,744,162

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2010 totaled $49.9 million.

8.	Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year).

				Maximum
	Year End	Average	Average	Outstanding
	Weighted	Weighted	Balance	at any	Balance at
(Dollars in thousands)	Rate	Rate	Outstanding	Month End	December 31

2010
Federal funds purchased and repurchase agreements	.1%	.1%	$624,847	$1,130,555	$582,827
2009
Federal funds purchased and repurchase agreements	.1	.1	468,643	674,121	603,191
2008
Federal funds purchased and repurchase agreements	.1	1.8	873,625	1,253,655	526,537
FHLB advances	2.7	2.7	29,508	100,000	100,000
Term auction facility borrowings	.4	1.4	155,738	700,000	700,000

Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally mature within 90 days. Short-term repurchase agreements at December 31, 2010 were comprised of non-insured customer funds totaling $577.9 million, which were secured by a portion of the Company’s investment portfolio.

Long-term borrowings of the Company consisted of the following at December 31, 2010:

			Year End
		Maturity	Weighted	Year End
(Dollars in thousands)	Borrower	Date	Rate	Balance

FHLB advances	Subsidiary bank	2011	4.3%	$250
		2012	4.6	460
		2013-16	4.9	3,965
		2017	3.5	100,000
Structured repurchase agreements	Subsidiary bank	2013-14	.0	400,000
Structured note payable	Venture capital subsidiary	2012	.0	7,515
Non-recourse lease financing notes	Bank leasing subsidiary	2011	6.3	83

Total				$512,273

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. In November 2010, the Company elected to repay FHLB advances totaling $125.0 million in advance of their maturity dates. These advances had a weighted average rate of 4.2%, and a prepayment penalty of $11.8 million was paid. Total outstanding advances at December 31, 2010 were $104.7 million. Nearly all of the outstanding advances have fixed interest rates and contain prepayment penalties. The FHLB has also issued letters of credit, totaling $502.2 million at December 31, 2010, to secure the Company’s obligations to certain depositors of public funds.

Structured repurchase agreements totaled $400.0 million at December 31, 2010. The repurchase agreements were issued upon the maturity of $500.0 million of other structured repurchase agreements in August 2010. The new borrowings have floating interest rates based upon various published constant maturity swap (CMS) rates and will mature in 2013 through 2014. As of year end they did not bear interest because of low CMS rates.

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

Cash payments for interest on deposits and borrowings during 2010, 2009 and 2008 on a consolidated basis amounted to $93.0 million, $172.6 million and $285.5 million, respectively.

9.	Income Taxes

The components of income tax expense (benefit) from operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2010:
U.S. federal	$98,592	$(6,612)	$91,980
State and local	6,742	(2,473)	4,269

	$105,334	$(9,085)	$96,249

Year ended December 31, 2009:
U.S. federal	$77,753	$(6,719)	$71,034
State and local	3,314	(591)	2,723

	$81,067	$(7,310)	$73,757

Year ended December 31, 2008:
U.S. federal	$81,536	$3,193	$84,729
State and local	885	(537)	348

	$82,421	$2,656	$85,077

The components of income tax expense (benefit) recorded directly to stockholders’ equity for the years ended December 31, 2010, 2009 and 2008 were as follows:

(In thousands)	2010	2009	2008

Unrealized gain (loss) on securities available for sale	$9,841	$61,701	$(40,724)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,201)	(557)	(1,941)
Accumulated pension (benefit) loss	327	1,476	(9,833)
Other	—	—	549

Income tax expense (benefit) allocated to stockholders’ equity	$8,967	$62,620	$(51,949)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

(In thousands)	2010	2009

Deferred tax assets:
Loans, principally due to allowance for loan losses	$90,875	$90,774
Equity-based compensation	13,707	13,987
Accrued expenses	8,886	7,102
Deferred compensation	5,374	5,264
Other	9,135	7,758

Total deferred tax assets	127,977	124,885

Deferred tax liabilities:
Unrealized gain on securities available for sale	49,225	39,384
Equipment lease financing	47,976	45,551
Land, buildings and equipment	20,579	25,571
Intangibles	4,700	4,919
Accretion on investment securities	3,922	6,055
Prepaid expenses	2,775	3,137
Other	2,541	2,926

Total deferred tax liabilities	131,718	127,543

Net deferred tax asset (liability)	$(3,741)	$(2,658)

The Company acquired a federal net operating loss (NOL) carryforward of approximately $4.3 million in connection with a 2003 acquisition. The NOL carryforward will begin to expire in 2021 if it cannot be utilized. At December 31, 2010, the tax benefit related to the remaining NOL carryforward was $416 thousand. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35 percent and the Company’s actual income tax expense for 2010, 2009 and 2008 is as follows:

(In thousands)	2010	2009	2008

Computed “expected” tax expense	$111,286	$84,991	$95,806
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(12,745)	(11,813)	(9,902)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,096)	(1,087)	(1,084)
State and local income taxes, net of federal tax benefit	2,775	1,770	226
Other	(3,971)	(104)	31

Total income tax expense	$96,249	$73,757	$85,077

Cash payments of income taxes, net of refunds, amounted to $100.6 million, $82.9 million and $84.4 million on a consolidated basis during 2010, 2009 and 2008, respectively. The Parent had net receipts of $2.0 million, $4.9 million and $2.7 million during 2010, 2009 and 2008, respectively, from tax benefits.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company recorded tax benefits related to interest and penalties of $68 thousand, $156 thousand and $73 thousand in 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, liabilities for interest and penalties were $268 thousand and $335 thousand, respectively.

As of December 31, 2010 and 2009, the gross amount of unrecognized tax benefits was $1.6 million and $2.7 million, respectively, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.1 million and $2.1 million, respectively. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. During 2010, the Internal Revenue Service concluded an examination of the Company’s tax returns for the years ended December 31, 2006 through 2008. The examination resulted in an immaterial adjustment to income taxes recorded in the financial statements. Tax years 2009 and 2010 remain open to examination for U.S. federal income tax. The years open to examination by state and local government authorities vary by jurisdiction.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2010 and 2009 was as follows:

(In thousands)	2010	2009

Unrecognized tax benefits at beginning of year	$2,714	$3,350
Gross increases – tax positions in prior period	166	9
Gross decreases – tax positions in prior period	(1,044)	(667)
Gross increases – current-period tax positions	328	349
Settlements	(251)	(14)
Lapse of statute of limitations	(300)	(313)

Unrecognized tax benefits at end of year	$1,613	$2,714

10.	Employee Benefit Plans

Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401K) plan, under which the Company makes matching contributions.

(In thousands)	2010	2009	2008

Payroll taxes	$20,226	$20,587	$20,290
Medical plans	18,248	20,164	17,340
401K plan	11,448	9,771	9,537
Pension plans	1,815	3,023	(1,797)
Other	2,138	1,945	2,081

Total employee benefits	$53,875	$55,490	$47,451

A large portion of the Company’s current employees are covered by a noncontributory defined benefit pension plan, however, participation in the pension plan is not available to employees hired after June 30, 2003. All participants are fully vested in their benefit payable upon normal retirement date, which is based on years of participation and compensation. Certain key executives also participate in a supplemental executive retirement plan (the CERP) that the Company funds only as retirement benefits are disbursed. The CERP carries no segregated assets.

Effective January 1, 2005 substantially all benefits accrued under the pension plan were frozen. With this change, certain annual salary credits to pension accounts were discontinued, however, the accounts continue to accrue interest at a stated annual rate. Enhancements were then made to the 401K plan, which have increased employer contributions to the 401K plan. Enhancements were also made to the CERP, providing credits based on hypothetical contributions in excess of those permitted under the 401K plan. Effective January 1, 2011, all remaining benefits accrued under the pension plan were frozen.

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

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made no contributions to the defined benefit pension plan in 2010 and the minimum required contribution for 2011 is expected to be zero. The Company does not expect to make any further contributions other than the necessary funding contributions to the CERP. Contributions to the CERP were $10 thousand, $10 thousand and $12 thousand during fiscal 2010, 2009 and 2008, respectively.

Benefit obligations of the CERP at the December 31, 2010 and 2009 valuation dates are shown in the table immediately below. In all other tables presented, the pension plan and the CERP are presented on a combined basis.

(In thousands)	2010	2009

Projected benefit obligation	$2,829	$2,557
Accumulated benefit obligation	$2,829	$2,557

The following items are components of the net pension cost for the years ended December 31, 2010, 2009 and 2008.

(In thousands)	2010	2009	2008

Service cost-benefits earned during the year	$716	$683	$1,025
Interest cost on projected benefit obligation	5,505	5,473	5,236
Expected return on plan assets	(6,614)	(6,123)	(8,165)
Amortization of unrecognized net loss	2,208	2,990	107

Net periodic pension cost (income)	$1,815	$3,023	$(1,797)

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2010 and 2009.

(In thousands)	2010	2009

Change in projected benefit obligation

Projected benefit obligation at prior valuation date	$98,148	$91,430
Service cost	716	683
Interest cost	5,505	5,473
Benefits paid	(4,768)	(4,639)
Actuarial (gain) loss	4,256	5,201

Projected benefit obligation at valuation date	103,857	98,148

Change in plan assets

Fair value of plan assets at prior valuation date	93,498	85,852
Actual return (loss) on plan assets	10,084	12,275
Employer contributions	10	10
Benefits paid	(4,768)	(4,639)

Fair value of plan assets at valuation date	98,824	93,498

Funded status and net amount recognized at valuation date	$(5,033)	$(4,650)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $103.9 million and $98.1 million for the combined plans on December 31, 2010 and 2009, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2010 and 2009 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2010	2009

Prior service credit (cost)	$—	$—
Accumulated loss	(27,406)	(28,828)

Accumulated other comprehensive loss	(27,406)	(28,828)
Cumulative employer contributions in excess of net periodic benefit cost	22,373	24,178

Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(5,033)	$(4,650)

Net gain (loss) arising during period	$(786)	$951
Amortization of net loss	2,208	2,990

Total recognized in other comprehensive income	$1,422	$3,941

Total income (expense) recognized in net periodic pension cost and other comprehensive income	$(393)	$918

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic pension cost in 2011 is $2.1 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2010	2009	2008

Determination of benefit obligation at year end:
Discount rate	5.40%	5.75%	6.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

Determination of net periodic benefit cost for year ended:
Discount rate	5.75%	6.00%	6.25%
Long-term rate of return on assets	7.25%	7.25%	8.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2010 and 2009. Information about the valuation techniques and inputs used to measure fair value are provided in Note 16 on Fair Value Measurements.

		Fair Value Measurements
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

December 31, 2010
Assets:
Cash	$22	$22	$—	$—
U.S. government obligations	3,964	3,964	—	—
Government-sponsored enterprise obligations(a)	9,771	—	9,771	—
State and municipal obligations	3,644	—	3,644	—
Agency mortgage-backed securities(b)	5,848	—	5,848	—
Non-agency mortgage-backed securities	7,802	—	7,802	—
Other asset-backed securities	6,060	—	6,060	—
Corporate bonds(c)	19,676	—	19,676	—
International bonds	2,274	—	2,274	—
Equity securities and mutual funds:(d)
U.S. large-cap	17,806	17,806	—	—
U.S. mid-cap	8,849	8,849	—	—
U.S. small-cap	3,344	3,344	—	—
International developed markets	1,951	1,951	—	—
Emerging markets	2,771	2,771	—	—
Money market funds	5,042	5,042	—	—

Total	$98,824	$43,749	$55,075	$—

December 31, 2009
Assets:
Government-sponsored enterprise obligations(a)	$8,096	$—	$8,096	$—
State and municipal obligations	2,053	—	2,053	—
Agency mortgage-backed securities(b)	4,946	—	4,946	—
Non-agency mortgage-backed securities	3,919	—	3,919	—
Other asset-backed securities	1,349	—	1,349	—
Corporate bonds(c)	23,104	—	23,104	—
International bonds	500	—	500	—
Equity securities and mutual funds:(d)
U.S. large-cap	22,819	22,819	—	—
U.S. mid-cap	10,595	10,595	—	—
Emerging markets	781	781	—	—
Money market funds	15,336	15,336	—	—

Total	$93,498	$49,531	$43,967	$—

(a)	This category represents bonds (excluding mortgage-backed securities) issued by agencies such as the Federal Home Loan Bank, the Federal Home Loan Mortgage Corp. and the Federal National Mortgage Association.

(b)	This category represents mortgage-backed securities issued by the agencies mentioned in (a).

(c)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(d)	This category represents investments in individual common stocks and equity funds. The majority of these investments are in equity mutual funds, which have diversified investment holdings across the financial services, healthcare, energy, consumer goods, and industrial materials sectors.

The investment policy of the pension plan is designed for growth in value within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines regarding the types of investments held that may change from time to time, currently including items such as holding bonds rated investment grade or better, and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2010. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The selection of a discount rate has historically been based on a review of various published bond indices, and a discount rate based on this method was used in determining the December 31, 2009 and prior year benefit obligations. At December 31, 2010, the Company changed this selection, and the discount rate used in determining the year end benefit obligation was based on matching the Company’s estimated plan cash flows to a yield curve derived from a portfolio of corporate bonds rated AA by Moody’s. The Company intends to use the new basis for determining discount rates in the future.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2010 pension plan expense was 7.25%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The average 10-year annualized return for the Company’s pension plan was 4.8%. During 2010, the plan’s rate of return was 11.0%, compared to 13.8% in 2009. With a portion of the plan’s investments in equities, the actual return for any one plan year may fluctuate with changes in the stock market. Due to the plan freeze, growth in asset values in 2010 and lower anticipated amortization of investment losses in 2011, partly offset by the effect of a lower discount rate in 2011, the Company expects to incur pension expense of $1.3 million in 2011, compared to $1.8 million in 2010.

The following future benefit payments are expected to be paid:

(In thousands)

2011	$5,868
2012	6,078
2013	6,326
2014	6,552
2015	6,789
2016-2020	36,067

11.	Stock-Based Compensation and Directors Stock Purchase Plan*

The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. At December 31, 2010, 3,146,432 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $6.0 million, $6.6 million and $6.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.2 million, $2.5 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, stock-based compensation was issued in the form of nonvested stock awards. Nonvested stock is awarded to key employees, by action of the Board of Directors. These awards generally vest after 5 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of December 31, 2010 and changes during the year then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	379,374	$35.46

Granted	161,723	37.52
Vested	(55,857)	37.20
Forfeited	(14,834)	34.53

Nonvested at December 31, 2010	470,406	$36.00

The total fair value (at vest date) of shares vested during 2010, 2009 and 2008 was $2.1 million, $1.7 million and $1.8 million, respectively.

In previous years, stock appreciation rights (SARs) and stock options have also been granted, and were granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs, which the Company granted in 2006 and subsequent years, vest on a graded basis over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vested on a graded basis over 3 years of continuous service, and also have 10-year contractual terms.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options and SARs on date of grant. The Black-Scholes model is a closed-end model that uses various assumptions as shown in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options and SARs, which represents the period of time that the options and SARs granted are expected to be outstanding. The risk-free rate for the expected term is based on the U.S. Treasury zero coupon spot rates in effect at the time of grant. Below are weighted average fair values of SARs granted during 2009 and 2008. No SARs were granted during 2010.

	2009	2008

Weighted per share average fair value at grant date	$6.78	$7.50
Assumptions:
Dividend yield	2.7%	2.3%
Volatility	20.8%	18.4%
Risk-free interest rate	3.2%	3.5%
Expected term	7.3 years	7.2 years

A summary of option activity during 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2010	2,401,891	$29.81

Granted	—	—
Forfeited	—	—
Expired	(14,679)	31.22
Exercised	(581,102)	26.20

Outstanding at December 31, 2010	1,806,110	$30.96	2.6 years	$15,842
Exercisable at December 31, 2010	1,806,110	$30.96	2.6 years	$15,842
Vested and expected to vest at December 31, 2010	1,806,110	$30.96	2.6 years	$15,842

A summary of SAR activity during 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2010	1,752,956	$39.73

Granted	—	—
Forfeited	(16,527)	38.27
Expired	(24,149)	39.63
Exercised	(2,172)	37.21

Outstanding at December 31, 2010	1,710,108	$39.71	6.2 years	$1,019
Exercisable at December 31, 2010	1,706,227	$39.71	6.2 years	$1,012
Vested and expected to vest at December 31, 2010	1,275,514	$39.97	5.9 years	$544

Additional information about stock options and SARs exercises is presented below.

(In thousands)	2010	2009	2008

Intrinsic value of options and SARs exercised	$7,005	$3,249	$10,006
Cash received from options and SARs exercised	$10,563	$4,729	$15,186
Tax benefit realized from options and SARs exercised	$1,042	$636	$1,745

As of December 31, 2010, there was $10.6 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested options, SARs and stock awards. That cost is expected to be recognized over a weighted average period of 3.3 years.

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 64,277 at December 31, 2010. In 2010, 20,175 shares were purchased at an average price of $37.03 and in 2009, 23,352 shares were purchased at an average price of $32.45.

*	All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2010.

12.	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. Items recognized under accounting standards as components of comprehensive income are displayed in the consolidated statements of changes in equity, and additional information is presented below about the Company’s components of other comprehensive income.

The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. These gains and losses have been separated into two groups in the table below, as required by current accounting guidance on other-than-temporary impairment on debt securities. Under this guidance, credit-related losses on debt securities with other-than-temporary impairment are recorded in current earnings, while the noncredit-related portion of the overall gain or loss in fair value is recorded in other comprehensive income (loss). Changes in the noncredit-related gain or loss in fair value of these securities, after other-than-temporary impairment (OTTI) was initially recognized, are shown separately in the table below. The remaining unrealized holding gains and losses shown in the table apply to available for sale investment securities for which OTTI has not been recorded (and include holding gains and losses on certain securities prior to the recognition of OTTI).

In the calculation of other comprehensive income, certain reclassification adjustments are made to avoid double counting gains and losses that are included as part of net income for a period that also had been included as part of other comprehensive income in that period or earlier periods. The reclassification amounts and the related income tax expense or benefit are shown in the table below.

The second component of other comprehensive income is pension gains and losses that arise during the period but are not recognized as components of net periodic benefit cost, and corresponding adjustments when these gains and losses are subsequently amortized to net periodic benefit cost.

(In thousands)	2010	2009	2008

Available for sale debt securities for which OTTI has been recognized:
Unrealized holding gains subsequent to initial OTTI recognition	$22,973	$12,251	$—
Income tax expense	(8,730)	(4,655)	—

Net unrealized gains	14,243	7,596	—

Other available for sale investment securities:
Unrealized holding gains (losses)	6,412	150,443	(101,968)
Income tax (expense) benefit on unrealized gains/losses	(2,470)	(57,152)	38,684
Reclassification adjustment for (gains) losses realized and included in net income	(3,488)	(322)	(5,201)
Reclassification adjustment for tax expense (benefit) on realized gains/losses	1,359	106	2,040

Net unrealized gains (losses)	1,813	93,075	(66,445)

Prepaid pension cost:
Amortization of accumulated pension loss	2,208	2,990	107
Net gain (loss) arising during period	(786)	951	(26,544)
Income tax (expense) benefit on change in pension loss	(540)	(1,476)	10,046

Change in pension loss	882	2,465	(16,391)

Other comprehensive income (loss)	$16,938	$103,136	$(82,836)

The end of period components of accumulated other comprehensive income (loss) are shown in the table below. At December 31, 2010, accumulated other comprehensive income was $63.3 million, net of tax. It was comprised of $7.5 million in unrealized holding losses on available for sale debt securities for which OTTI has been recorded, $87.8 million in unrealized holding gains on other available for sale securities, and $17.0 million in accumulated pension loss.

			Accumulated
	Unrealized		Other
	Gains (Losses)	Pension	Comprehensive
(In thousands)	on Securities	Loss	Income (Loss)

Balance at December 31, 2008	$(36,412)	$(20,317)	$(56,729)
Current period other comprehensive income	100,671	2,465	103,136

Balance at December 31, 2009	64,259	(17,852)	46,407
Current period other comprehensive income	16,056	882	16,938

Balance at December 31, 2010	$80,315	$(16,970)	$63,345

13.	Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The Consumer segment includes consumer deposits, consumer finance, consumer debit and credit cards, and student loans. The Commercial segment, which includes Small Business accounts, provides corporate lending, leasing, merchant and commercial bank card products, and international services, as well as business, government deposit and cash management services. The Wealth segment provides traditional trust and estate tax planning services, brokerage services, and advisory and discretionary investment management services, and includes Private Banking accounts. The Wealth segment also includes the Capital Markets Group, which sells fixed-income securities and provides investment safekeeping and bond accounting services.

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

The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, and cash) and funds provided (e.g., deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR based funding pools. This provides an accurate means of valuing fund sources and uses in a varying interest rate environment. In early 2010, the Company determined that the internal interest rate ascribed to business units for providing non-contractual deposit funds should be adjusted to make it more reactive to market changes and reflect recent economic conditions. The resulting change to segment net interest income lowered total segment contribution and redistributed income among segments. The information for 2009 in the table below has been revised to reflect the lower rate environment during that year.

The following tables present selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments.

Segment Income Statement Data

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Year ended December 31, 2010:
Net interest income	$311,231	$259,296	$41,075	$611,602	$34,330	$645,932
Provision for loan losses	(70,633)	(24,825)	(1,263)	(96,721)	(3,279)	(100,000)
Non-interest income	157,903	131,954	116,095	405,952	(841)	405,111
Investment securities losses, net	—	—	—	—	(1,785)	(1,785)
Non-interest expense	(287,359)	(205,069)	(106,438)	(598,866)	(32,268)	(631,134)

Income (loss) before income taxes	$111,142	$161,356	$49,469	$321,967	$(3,843)	$318,124

Year ended December 31, 2009:
Net interest income	$331,607	$243,083	$40,691	$615,381	$20,121	$635,502
Provision for loan losses	(84,019)	(54,230)	(520)	(138,769)	(21,928)	(160,697)
Non-interest income	163,150	114,637	114,445	392,232	4,027	396,259
Investment securities losses, net	—	—	—	—	(7,195)	(7,195)
Non-interest expense	(302,505)	(191,628)	(106,370)	(600,503)	(21,234)	(621,737)

Income (loss) before income taxes	$108,233	$111,862	$48,246	$268,341	$(26,209)	$242,132

Year ended December 31, 2008:
Net interest income	$323,568	$203,961	$37,174	$564,703	$28,036	$592,739
Provision for loan losses	(56,639)	(13,526)	(265)	(70,430)	(38,470)	(108,900)
Non-interest income	146,295	107,445	113,879	367,619	8,093	375,712
Investment securities gains, net	—	—	—	—	30,294	30,294
Non-interest expense	(285,796)	(180,779)	(131,710)	(598,285)	(17,095)	(615,380)

Income (loss) before income taxes	$127,428	$117,101	$19,078	$263,607	$10,858	$274,465

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

Segment Balance Sheet Data

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Average balances for 2010:
Assets	$3,445,052	$5,703,714	$720,226	$9,868,992	$8,367,007	$18,235,999
Loans, including held for sale	3,338,327	5,558,648	671,163	9,568,138	489,024	10,057,162
Goodwill and other intangible assets	77,515	59,816	746	138,077	—	138,077
Deposits	8,290,834	4,102,458	1,881,692	14,274,984	87,985	14,362,969

Average balances for 2009:
Assets	$3,891,311	$6,232,582	$716,002	$10,839,895	$6,779,308	$17,619,203
Loans, including held for sale	3,772,374	6,099,415	683,763	10,555,552	471,898	11,027,450
Goodwill and other intangible assets	80,071	60,599	746	141,416	—	141,416
Deposits	8,287,307	3,518,042	1,980,511	13,785,860	35,302	13,821,162

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

On December 20, 2010, the Company distributed a 5% stock dividend on its $5 par common stock for the seventeenth consecutive year. All per share data in this report has been restated to reflect the stock dividend.

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

The Company applies the two-class method of computing income per share. Under current guidance, unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the unvested share-based awards and for common stock. Income per share attributable to common stock is shown in the table below. Unvested share-based awards are further discussed in Note 11 on Stock-Based Compensation.

(In thousands, except per share data)	2010	2009	2008

Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$221,710	$169,075	$188,655
Less income allocated to unvested restricted stockholders	1,208	741	592

Net income available to common stockholders	$220,502	$168,334	$188,063

Distributed income	$77,796	$74,384	$71,829
Undistributed income	$142,706	$93,950	$116,234

Weighted average common shares outstanding	86,977	85,217	83,154

Distributed income per share	$.90	$.88	$.86
Undistributed income per share	1.64	1.10	1.40

Basic income per common share	$2.54	$1.98	$2.26

Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$221,710	$169,075	$188,655
Less income allocated to unvested restricted stockholders	1,204	740	589

Net income available to common stockholders	$220,506	$168,335	$188,066

Distributed income	$77,796	$74,384	$71,829
Undistributed income	$142,710	$93,951	$116,237

Weighted average common shares outstanding	86,977	85,217	83,154
Net effect of the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	405	334	665

Weighted average diluted common shares outstanding	87,382	85,551	83,819

Distributed income per share	$.89	$.87	$.86
Undistributed income per share	1.63	1.10	1.38

Diluted income per common share	$2.52	$1.97	$2.24

The diluted income per common share computation for the years ended December 31, 2010, 2009 and 2008 excludes 1.7 million, 2.8 million and 1.7 million, respectively, in unexercised stock options and SARs because their inclusion would have been anti-dilutive to income per share.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2010	2009	2008

Shares outstanding at January 1	83,008	75,791	71,796

Issuance of stock:
Awards and sales under employee and director plans	603	394	620
Stock offering	—	2,895	—
5% stock dividend	4,122	3,949	3,607
Purchases of treasury stock	(1,103)	(16)	(231)
Other	(6)	(5)	(1)

Shares outstanding at December 31	86,624	83,008	75,791

The Company maintains a treasury stock buyback program authorized by its Board of Directors. At December 31, 2010, 1,758,578 shares were available for purchase under the current Board authorization.

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

			Minimum		Well-Capitalized
	Actual		Capital Requirement		Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010:
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,002,646	15.75%	$1,017,429	8.00%	N.A.	N.A.
Commerce Bank, N.A.	1,762,382	14.03	1,004,781	8.00	$1,255,977	10.00%

Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,828,965	14.38%	$508,715	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,604,873	12.78	502,391	4.00	$753,586	6.00%

Tier I Capital (to adjusted
quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,828,965	10.17%	$719,411	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,604,873	9.00	713,230	4.00	$891,538	5.00%

December 31, 2009:
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,885,978	14.39%	$1,048,476	8.00%	N.A.	N.A.
Commerce Bank, N.A.	1,658,312	12.83	1,034,224	8.00	$1,292,780	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,708,901	13.04%	$524,238	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,496,295	11.57	517,112	4.00	$775,668	6.00%

Tier I Capital (to adjusted
quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,708,901	9.58%	$713,619	4.00%	N.A.	N.A.
Commerce Bank, N.A.	1,496,295	8.43	710,119	4.00	$887,649	5.00%

At December 31, 2010, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

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

U.S. treasury bills, bonds and notes, including inflation-protected securities, are valued using live data from active market makers and inter-dealer brokers. Valuations for stripped coupon and principal issues are derived from yield curves generated from various dealer contacts and live data sources.

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

At December 31, 2010, the Company held certain auction rate securities in its available for sale portfolio, totaling $150.1 million at fair value. The auction process by which the auction rate securities are normally priced has not functioned since 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the auction rate securities are estimated using a discounted cash flows analysis. Estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. The cash flows are discounted at an estimated market rate reflecting adjustments for liquidity premium and nonperformance risk. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

•	Valuations for interest rate swaps are derived from a proprietary model whose significant inputs are readily observable market parameters, primarily yield curves. The results of the model are constantly validated through comparison to active trading in the marketplace. These fair value measurements are classified as Level 2.

•	Fair value measurements for foreign exchange contracts are derived from a model whose primary inputs are quotations from global market makers, and are classified as Level 2.

•	The fair values of mortgage loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market. However, these prices are adjusted by a factor which considers the likelihood that a commitment will ultimately result in a closed loan. This estimate is based on the Company’s historical data and its judgment about future economic trends. Based on the unobservable nature of this adjustment, these measurements are classified as Level 3.

•	The Company’s contracts related to credit risk guarantees are valued under a proprietary model which uses significant unobservable inputs and assumptions about the creditworthiness of the counterparty to the guaranteed interest rate swap contract. Consequently, these measurements are classified as Level 3.

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

The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009. There were no transfers among levels during these years.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2010
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$455,537	$448,087	$7,450	$—
Government-sponsored enterprise obligations	201,895	—	201,895	—
State and municipal obligations	1,119,485	—	969,396	150,089
Agency mortgage-backed securities	2,491,199	—	2,491,199	—
Non-agency mortgage-backed securities	455,790	—	455,790	—
Other asset-backed securities	2,354,260	—	2,354,260	—
Other debt securities	176,964	—	176,964	—
Equity securities	39,173	22,900	16,273	—
Trading securities	11,710	—	11,710	—
Private equity investments	53,860	—	—	53,860
Derivatives*	18,823	—	18,288	535
Assets held in trust	4,213	4,213	—	—

Total assets	7,382,909	475,200	6,703,225	204,484

Liabilities:
Derivatives*	19,584	—	19,401	183

Total liabilities	$19,584	$—	$19,401	$183

As of December 31, 2009
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$447,038	$447,038	$—	$—
Government-sponsored enterprise obligations	165,814	—	165,814	—
State and municipal obligations	939,338	—	771,502	167,836
Agency mortgage-backed securities	2,262,003	—	2,262,003	—
Non-agency mortgage-backed securities	609,016	—	609,016	—
Other asset-backed securities	1,701,569	—	1,701,569	—
Other debt securities	176,331	—	176,331	—
Equity securities	39,866	25,378	14,488	—
Trading securities	10,335	—	10,335	—
Private equity investments	44,827	—	—	44,827
Derivatives*	17,984	—	17,616	368
Assets held in trust	3,419	3,419	—	—

Total assets	6,417,540	475,835	5,728,674	213,031

Liabilities:
Derivatives*	18,610	—	18,350	260

Total liabilities	$18,610	$—	$18,350	$260

*	The fair value of each class of derivative is shown in Note 18.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the year ended December 31, 2010:

Balance at January 1, 2010	$167,836	$44,827	$108	$212,771
Total gains or losses (realized/unrealized):
Included in earnings	—	(156)	375	219
Included in other comprehensive income	(9,460)	—	—	(9,460)
Purchases, issuances, and settlements, net	(8,287)	9,189	(131)	771

Balance at December 31, 2010	$150,089	$53,860	$352	$204,301

Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$—	$(44)	$702	$658

For the year ended December 31, 2009:

Balance at January 1, 2009	$167,996	$49,494	$64	$217,554
Total gains or losses (realized/unrealized):
Included in earnings	—	(4,791)	99	(4,692)
Included in other comprehensive income	4,496	—	—	4,496
Purchases, issuances, and settlements, net	(4,656)	124	(55)	(4,587)

Balance at December 31, 2009	$167,836	$44,827	$108	$212,771

Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$—	$(4,791)	$223	$(4,568)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

			Investment
		Other	Securities Gains
	Loan Fees	Non-Interest	(Losses),
(In thousands)	and Sales	Income	Net	Total

For the year ended December 31, 2010:

Total gains or losses included in earnings	$274	$101	$(156)	$219

Change in unrealized gains or losses relating to assets still held at December 31, 2010	$482	$220	$(44)	$658

For the year ended December 31, 2009:

Total gains or losses included in earnings	$83	$16	$(4,791)	$(4,692)

Change in unrealized gains or losses relating to assets still held at December 31, 2009	$207	$16	$(4,791)	$(4,568)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2010 and 2009 are shown in the table below.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The portfolio has historically consisted primarily of student loans, and to a lesser extent, residential real estate loans. As mentioned in Note 3 on Loans and Allowance for Loan Losses, during 2010 most of the Company’s student loan portfolio was sold under contract to the Federal Department of Education and various student loan agencies. Since 2008, when the secondary market for student loans was disrupted by liquidity concerns, several agencies have been unable to consistently purchase loans under existing contractual terms. Loans under contract to these agencies have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3 and resulted in an impairment reserve of $828 thousand at December 31, 2009. During 2010, $191 thousand of additional impairment was recorded on certain loans based on market indications, while $450 thousand of the reserve was reversed as the related loans were sold. The fair value of the student loan portfolio for which performance concern exists was $12.1 million at December 31, 2010. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

Long-lived assets

During 2010, the Company recorded an impairment loss on an office building, which formerly housed its check processing operations, in addition to losses on several branch facilities. In accordance with ASC 360-10-35, they were written down to estimated fair value, or estimated fair value less cost to sell if the property is held for sale. Fair value was estimated in a process which considered current local commercial real estate market conditions and the judgment of the sales agent on pricing and sales strategy. These fair value measurements are classified as Level 3.

For assets measured at fair value on a nonrecurring basis during 2010 and 2009, and still held as of December 31, 2010 and 2009, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2010 and 2009.

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs	Total Gains
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

As of December 31, 2010
Loans	$51,157	$—	$—	$51,157	$(17,134)
Loans held for sale	5,125			5,125	(191)
Private equity investments	960	—	—	960	(100)
Mortgage servicing rights	1,325	—	—	1,325	(72)
Foreclosed assets	8,484	—	—	8,484	(4,004)
Long-lived assets	6,372	—	—	6,372	(2,018)

As of December 31, 2009
Loans	$66,773	$—	$—	$66,773	$(41,468)
Private equity investments	1,880	—	—	1,880	(1,170)
Mortgage servicing rights	1,579	—	—	1,579	37
Foreclosed assets	2,770	—	—	2,770	(612)

17.	Fair Value of Financial Instruments

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

Investment Securities

A detailed description of the fair value measurement of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio is provided in Note 16 on Fair Value Measurements. A schedule of available for sale investment securities by category and maturity is provided in Note 4 on Investment Securities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Loans, including held for sale	$9,474,733	$9,482,631	$10,490,327	$10,513,232
Available for sale investment securities	7,294,303	7,294,303	6,340,975	6,340,975
Trading securities	11,710	11,710	10,335	10,335
Non-marketable securities	103,521	103,521	122,078	122,078
Short-term federal funds sold and securities purchased under agreements to resell	10,135	10,135	22,590	22,590
Long-term securities purchased under agreements to resell	450,000	454,783	—	—
Interest earning deposits with banks	122,076	122,076	24,118	24,118
Cash and due from banks	328,464	328,464	417,126	417,126
Accrued interest receivable	62,512	62,512	74,553	74,553
Derivative instruments	18,823	18,823	17,984	17,984

Financial Liabilities
Non-interest bearing demand deposits	$2,150,725	$2,150,725	$1,793,816	$1,793,816
Savings, interest checking and money market deposits	10,190,134	10,190,134	9,202,916	9,202,916
Time open and C.D.’s	2,744,162	2,761,796	3,213,719	3,243,627
Federal funds purchased and securities sold under agreements to repurchase	982,827	987,472	1,103,191	1,102,995
Other borrowings	112,273	122,514	736,062	757,365
Accrued interest payable	12,108	12,108	21,570	21,570
Derivative instruments	19,584	19,584	18,610	18,610

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

	December 31
(In thousands)	2010	2009

Interest rate swaps	$498,071	$503,530
Interest rate caps	31,736	16,236
Credit risk participation agreements	40,661	53,246
Foreign exchange contracts	25,867	17,475
Mortgage loan commitments	12,125	9,767
Mortgage loan forward sale contracts	24,112	19,986

Total notional amount	$632,572	$620,240

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

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At December 31, 2010, the Company had entered into three interest rate swaps with a notional amount of $15.7 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Years
	Ended December 31
(In thousands)	2010	2009	2008

Gain (loss) on interest rate swaps	$(305)	$573	$(1,035)
Gain (loss) on loans	291	(571)	1,029

Amount of hedge ineffectiveness	$(14)	$2	$(6)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at December 31, 2010 was $482.3 million. The Company is party to master netting arrangements with its institutional counterparties; however, the effect of offsetting assets and liabilities under these arrangements is not significant. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds.

The Company’s interest rate swap arrangements with other financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions, or can require instant settlement of the contracts. The aggregate fair value of interest rate swap contracts with credit risk-related contingent features that were in a liability position on December 31, 2010 was $15.9 million, for which the Company had posted collateral of $15.1 million. Most of these features require contract settlement, which if triggered on December 31, 2010 would have required a cash disbursement of $1.1 million, in addition to collateral posted.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 20.7% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $2.9 million, based on amounts at December 31, 2010.

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to measure fair value is provided in Note 16 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		December 31			December 31
		2010	2009		2010	2009

	Balance			Balance
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$64	Other liabilities	$(1,159)	$(918)

Total derivatives designated as hedging instruments		$—	$64		$(1,159)	$(918)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$17,712	$16,898	Other liabilities	$(17,799)	$(16,898)
Interest rate caps	Other assets	84	239	Other liabilities	(84)	(239)
Credit risk participation agreements	Other assets	—	140	Other liabilities	(130)	(239)
Foreign exchange contracts	Other assets	492	415	Other liabilities	(359)	(295)
Mortgage loan commitments	Other assets	101	44	Other liabilities	(30)	(16)
Mortgage loan forward sale
contracts	Other assets	434	184	Other liabilities	(23)	(5)

Total derivatives not designated as hedging instruments		$18,823	$17,920		$(18,425)	$(17,692)

Total derivatives		$18,823	$17,984		$(19,584)	$(18,610)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or
	(Loss) Recognized in	Amount of Gain or (Loss) Recognized in
	Income on Derivative	Income on Derivative

		For the Years Ended December 31

(In thousands)		2010	2009	2008

Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$(305)	$573	$(1,035)

Total		$(305)	$573	$(1,035)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,202	$360	$1,519
Interest rate caps	Other non-interest income	32	11	—
Credit risk participation agreements	Other non-interest income	101	16	19
Foreign exchange contracts	Other non-interest income	12	130	35
Mortgage loan commitments	Loan fees and sales	43	(164)	184
Mortgage loan forward sale contracts	Loan fees and sales	231	247	(58)

Total		$1,621	$600	$1,699

19.	Commitments, Contingencies and Guarantees

The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $6.2 million, $6.3 million and $6.1 million in 2010, 2009 and 2008, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
	Real
Year Ended December 31	Property	Equipment	Total

2011	$5,455	$376	$5,831
2012	4,602	195	4,797
2013	4,294	69	4,363
2014	3,550	—	3,550
2015	2,630	—	2,630
After	19,694	—	19,694

Total minimum lease payments			$40,865

All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2011.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2010	2009

Commitments to extend credit:
Credit card	$3,395,261	$3,285,041
Other	3,977,542	3,753,526
Standby letters of credit, net of participations	338,724	404,144
Commercial letters of credit	14,258	21,329

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

The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the payment or performance obligation of a customer to a third party. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company. Most of the standby letters of credit are secured, and in the event of nonperformance by the customer, the Company has rights to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

At December 31, 2010, the Company had recorded a liability in the amount of $3.4 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be amortized into income over the life of the commitment. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $338.7 million at December 31, 2010.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During 2010, purchases and sales of tax credits amounted to $37.6 million and $43.8 million, respectively. At December 31, 2010, the Company had outstanding purchase commitments totaling $131.5 million. The commitments are expected to be funded in 2011 through 2014.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2010, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At December 31, 2010, the liability recorded for guarantor RPAs was $130 thousand, and the notional amount of the underlying swaps was $40.7 million.

At December 31, 2010, the Company carried a liability of $4.4 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). An escrow account has been established by Visa and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from an initial public offering in 2008 and subsequently with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs and is reduced as funding occurs in the escrow account. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

On April 6, 2010 a suit was filed against Commerce Bank, N.A. (the Bank) in the U.S. District Court for the Western District of Missouri by a customer alleging that overdraft fees relating to debit card transactions have been unfairly assessed by the Bank. The suit seeks class-action status for Bank customers who may have been similarly affected. A second suit alleging the same facts and also seeking class-action status was filed on June 4, 2010 in Missouri state court. As these cases are in a very early stage, a probable outcome is presently not determinable. The Company has other lawsuits pending at December 31, 2010, arising in the normal course of business. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition or results of operations of the Company.

20.	Related Parties

The Company’s Chief Executive Officer and its Vice Chairman are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 75% of the outstanding stock of Tower. At December 31, 2010, Tower owned 192,345 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. The Company leases several surface parking lots owned by Tower for employee use. Other payments, with the exception of dividend payments, relate to property management services, including construction oversight, on four Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2010	2009	2008

Rent on leased parking lots	$353	$353	$501
Leasing agent fees	3	14	19
Operation of parking garages	107	115	114
Building management fees	1,769	1,704	1,525
Property construction management fees	24	61	118
Dividends paid on Company stock held by Tower	172	167	166

Total	$2,428	$2,414	$2,443

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. No loans were outstanding during the past three years under this line of credit. Letters of credit may be collateralized under this line of credit, and fees received for these letters of credit totaled $218 thousand in 2008. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2010, 2009 and 2008.

Beginning in 2009, Tower leased office space in the Kansas City bank headquarters building, owned by the Company. Rent paid to the Company totaled $69 thousand in 2010 and $45 thousand in 2009, at $15.50 and $15.25 per square foot, respectively.

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

In December 2008 and at various times during 2009, the Company purchased, through market transactions, corporate bonds issued by Enterprise Rent-A-Car Company, whose Chairman and CEO is a director of the Company. The bonds, totaling $12.9 million at book value, were sold in the public market during December 2009.

21.	Parent Company Condensed Financial Statements

Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets

	December 31
(In thousands)	2010	2009

Assets
Investment in consolidated subsidiaries:
Banks	$1,797,853	$1,670,328
Non-banks	45,143	43,173
Cash	55	52
Securities purchased under agreements to resell	77,700	47,525
Investment securities:
Available for sale	101,534	115,157
Non-marketable	3,664	3,911
Advances to subsidiaries, net of borrowings	11,298	13,797
Income tax benefits	—	1,201
Other assets	11,966	14,138

Total assets	$2,049,213	$1,909,282

Liabilities and stockholders’ equity
Indemnification obligation	$4,432	$8,837
Pension obligation	5,033	4,650
Income taxes payable	2,456	—
Other liabilities	15,305	11,567

Total liabilities	27,226	25,054
Stockholders’ equity	2,021,987	1,884,228

Total liabilities and stockholders’ equity	$2,049,213	$1,909,282

Condensed Statements of Income

	For the Years Ended December 31
(In thousands)	2010	2009	2008

Income
Dividends received from consolidated subsidiaries:
Banks	$105,000	$45,001	$75,900
Non-banks	105	129	270
Earnings of consolidated subsidiaries, net of dividends	110,809	128,536	103,618
Interest and dividends on investment securities	12,842	1,406	2,326
Management fees charged subsidiaries	22,621	46,613	44,035
Investment securities gains (losses)	(56)	1,804	20,857
Other	2,092	2,538	642

Total income	253,413	226,027	247,648

Expense
Salaries and employee benefits	21,293	39,528	36,586
Professional fees	2,322	3,080	2,698
Data processing fees paid to affiliates	3,180	11,337	11,677
Indemnification obligation	(4,405)	(2,495)	(9,619)
Other	7,451	10,941	11,280

Total expense	29,841	62,391	52,622

Income tax expense (benefit)	1,862	(5,439)	6,371

Net income	$221,710	$169,075	$188,655

Condensed Statements of Cash Flows

	For the Years Ended December 31
(In thousands)	2010	2009	2008

Operating Activities
Net income	$221,710	$169,075	$188,655
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(110,809)	(128,536)	(103,618)
Other adjustments, net	(4,787)	(1,093)	(21,257)

Net cash provided by operating activities	106,114	39,446	63,780

Investing Activities
(Increase) decrease in securities purchased under agreements to resell	(30,175)	18,900	(66,425)
Decrease in investment in subsidiaries, net	101	353	99
Proceeds from sales of investment securities	185	11,812	26,653
Proceeds from maturities/pay downs of investment securities	26,487	105,944	73,291
Purchases of investment securities	(110)	(195,935)	(13,232)
(Increase) decrease in advances to subsidiaries, net	2,499	(9,080)	(20,425)
Net (purchases) sales of equipment	1,629	(409)	(127)

Net cash provided by (used in) investing activities	616	(68,415)	(166)

Financing Activities
Purchases of treasury stock	(40,984)	(528)	(9,490)
Issuance under open market stock sale program, stock purchase and equity compensation plans	11,310	103,641	15,978
Net tax benefit related to equity compensation plans	1,178	557	1,928
Cash dividends paid on common stock	(78,231)	(74,720)	(72,055)

Net cash provided by (used in) financing activities	(106,727)	28,950	(63,639)

Increase (decrease) in cash	3	(19)	(25)
Cash at beginning of year	52	71	96

Cash at end of year	$55	$52	$71

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

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with the Bank. The line of credit is secured by marketable investment securities. The Parent did not borrow under this line during 2010 or 2009, while average borrowings were $245 thousand during 2008.

In January 2010, several administrative functions formerly reported by the Parent were transferred to the Bank in order to present a more accurate organizational structure within the Company. Certain employee payrolls and fixed assets were transferred, and various expense allocations relating to these functions, formerly reported by the Parent, declined during the remainder of 2010.

The Parent carries the Visa indemnification obligation, discussed in Note 19, which was $4.4 million at December 31, 2010 compared to $8.8 million at December 31, 2009. The liability is adjusted as covered suits are settled or additional funding is made to Visa’s litigation escrow account, which resulted in declines in the liability of $4.4 million in 2010 and $2.5 million during 2009. In 2008, the Parent recorded a gain of $22.2 million on the redemption of Visa Class B stock, which occurred in conjunction with Visa’s initial public offering in March 2008.

At December 31, 2010, the fair value of available for sale investment securities held by the Parent consisted of investments of $35.9 million in marketable common stock and $65.7 million in non-agency mortgage-backed securities. The Parent’s unrealized net gain in fair value on its investments was $34.2 million at December 31, 2010. The corresponding net of tax unrealized gain included in stockholders’ equity was $21.2 million. Also included in stockholders’ equity was an unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $59.1 million at December 31, 2010.

The Parent plans to fund an additional $23.2 million relating to private equity investments over the next several years. The investments are made directly by the Parent and through non-bank subsidiaries.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

We have audited Commerce Bancshares, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Commerce Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 25, 2011

Item 9b.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers is included at the end of Part I under the caption “Executive Officers of the Registrant” and under the captions “Election of the 2014 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee”, “Audit Committee Report”, and “Committee on Governance/Directors” in the definitive proxy statement, which is incorporated herein by reference.

The Company’s financial officer code of ethics for the chief executive officer and senior financial officers of the Company is available at www.commercebank.com. Amendments to, and waivers of, the code of ethics are posted on this Web site.

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

The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Election of the 2014 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(c) of Schedule 14A is included under the captions “Pre-approval of Services by the External Auditor” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 25th day of February 2011.

Commerce Bancshares, Inc.

By:	/s/ James L. Swarts
James L. Swarts
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February 2011.

By:	/s/ Charles G. Kim
Charles G. Kim
Chief Financial Officer

By:	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
(Chief Executive Officer)
John R. Capps
Earl H. Devanny, III
W. Thomas Grant, II
James B. Hebenstreit
Jonathan M. Kemper	A majority of the Board of Directors*
Terry O. Meek
Benjamin F. Rassieur, III
Todd R. Schnuck
Dan C. Simons
Andrew C. Taylor
Kimberly G. Walker

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

(b) Restated By-Laws, as amended, were filed in current report on Form 8-K dated February 3, 2011, and the same are hereby incorporated by reference.

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

(e) Commerce Executive Retirement Plan amended and restated as of January 28, 2011.

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

(i) Commerce Bancshares, Inc. 2011 Compensatory Arrangement with CEO and Named Executive Officers was filed in current report on Form 8-K dated February 3, 2011, and the same is hereby incorporated by reference.

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

24 – Power of Attorney

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text *

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-2