Form 10-Q
period 2011-03-31
COMMERCE BANCSHARES INC /MO/
filed 2011-05-09
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

  Yes ☐     No ☑

As of April 27, 2011, the registrant had outstanding 87,118,698 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2011	2010

	(Unaudited)
	(In thousands)

ASSETS
Loans	$9,374,923	$9,410,982
Allowance for loan losses	(194,538)	(197,538)

Net loans	9,180,385	9,213,444

Loans held for sale	53,411	63,751
Investment securities:
Available for sale ($431,614,000 and $429,439,000 pledged in 2011 and 2010, respectively, to secure structured repurchase agreements)	7,499,577	7,294,303
Trading	17,000	11,710
Non-marketable	104,721	103,521

Total investment securities	7,621,298	7,409,534

Short-term federal funds sold and securities purchased under agreements to resell	3,600	10,135
Long-term securities purchased under agreements to resell	700,000	450,000
Interest earning deposits with banks	203,940	122,076
Cash and due from banks	362,148	328,464
Land, buildings and equipment, net	378,721	383,397
Goodwill	125,585	125,585
Other intangible assets, net	10,182	10,937
Other assets	378,026	385,016

Total assets	$19,017,296	$18,502,339

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$4,558,630	$4,494,028
Savings, interest checking and money market	8,074,055	7,846,831
Time open and C.D.’s of less than $100,000	1,388,004	1,465,050
Time open and C.D.’s of $100,000 and over	1,518,786	1,279,112

Total deposits	15,539,475	15,085,021

Federal funds purchased and securities sold under agreements to repurchase	923,014	982,827
Other borrowings	111,972	112,273
Other liabilities	372,345	298,754

Total liabilities	16,946,806	16,478,875

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 87,208,655 shares in 2011 and 86,788,322 shares in 2010	436,043	433,942
Capital surplus	976,101	971,293
Retained earnings	596,177	555,778
Treasury stock of 17,951 shares in 2011 and 61,839 shares in 2010, at cost	(733)	(2,371)
Accumulated other comprehensive income	61,134	63,345

Total Commerce Bancshares, Inc. stockholders’ equity	2,068,722	2,021,987
Non-controlling interest	1,768	1,477

Total equity	2,070,490	2,023,464

Total liabilities and equity	$19,017,296	$18,502,339

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31
(In thousands, except per share data)	2011	2010

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$118,377	$130,922
Interest and fees on loans held for sale	298	1,904
Interest on investment securities	54,889	55,163
Interest on short-term federal funds sold and securities purchased under agreements to resell	10	15
Interest on long-term securities purchased under agreements to resell	2,162	—
Interest on deposits with banks	90	65

Total interest income	175,826	188,069

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	6,900	7,096
Time open and C.D.’s of less than $100,000	3,743	6,815
Time open and C.D.’s of $100,000 and over	2,673	3,923
Interest on federal funds purchased and securities sold under agreements to repurchase	622	820
Interest on other borrowings	915	6,705

Total interest expense	14,853	25,359

Net interest income	160,973	162,710
Provision for loan losses	15,789	34,322

Net interest income after provision for loan losses	145,184	128,388

NON-INTEREST INCOME
Bank card transaction fees	37,462	32,490
Trust fees	21,572	19,318
Deposit account charges and other fees	19,300	23,981
Bond trading income	4,720	5,004
Consumer brokerage services	2,663	2,117
Loan fees and sales	1,824	1,839
Other	8,365	8,440

Total non-interest income	95,906	93,189

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	6,305	1,295
Less noncredit-related (losses) reversals on securities not expected to be sold	(6,579)	(2,752)

Net impairment losses	(274)	(1,457)
Realized gains (losses) on sales and fair value adjustments	1,601	(2,208)

Investment securities gains (losses), net	1,327	(3,665)

NON-INTEREST EXPENSE
Salaries and employee benefits	87,392	87,438
Net occupancy	12,037	12,098
Equipment	5,577	5,901
Supplies and communication	5,532	7,338
Data processing and software	16,467	16,606
Marketing	4,258	4,718
Deposit insurance	4,891	4,750
Indemnification obligation	(1,359)	—
Other	19,165	16,875

Total non-interest expense	153,960	155,724

Income before income taxes	88,457	62,188
Less income taxes	27,507	18,377

Net income before non-controlling interest	60,950	43,811
Less non-controlling interest expense (income)	497	(359)

Net income	$60,453	$44,170

Net income per common share – basic	$.69	$.50
Net income per common share – diluted	$.69	$.50

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive	Controlling
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

	(Unaudited)

Balance January 1, 2011	$433,942	$971,293	$555,778	$(2,371)	$63,345	$1,477	$2,023,464

Net income			60,453			497	60,950
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					4,014		4,014
Change in unrealized gain (loss) on all other available for sale securities, net of tax					(6,560)		(6,560)
Amortization of pension loss, net of tax					335		335

Total comprehensive income							58,739

Distributions to non-controlling interest						(206)	(206)
Purchase of treasury stock				(4,311)			(4,311)
Issuance of stock under purchase and equity compensation plans	1,136	3,687		6,062			10,885
Net tax benefit related to equity compensation plans		717					717
Stock-based compensation		1,256					1,256
Issuance of nonvested stock awards	965	(852)		(113)			—
Cash dividends paid ($.230 per share)			(20,054)				(20,054)

Balance March 31, 2011	$436,043	$976,101	$596,177	$(733)	$61,134	$1,768	$2,070,490

Balance January 1, 2010	$415,637	$854,490	$568,532	$(838)	$46,407	$1,677	$1,885,905

Net income			44,170			(359)	43,811
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					3,908		3,908
Change in unrealized gain (loss) on all other available for sale securities, net of tax					7,422		7,422
Amortization of pension loss, net of tax					351		351

Total comprehensive income							55,492

Distributions to non-controlling interest						(185)	(185)
Purchase of treasury stock				(878)			(878)
Issuance of stock under purchase and equity compensation plans	927	3,312		(198)			4,041
Net tax benefit related to equity compensation plans		820					820
Stock-based compensation		1,840					1,840
Issuance of nonvested stock awards	751	(613)		(138)			—
Cash dividends paid ($.224 per share)			(19,600)				(19,600)

Balance March 31, 2010	$417,315	$859,849	$593,102	$(2,052)	$58,088	$1,133	$1,927,435

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31
(In thousands)	2011	2010

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$60,453	$44,170
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	15,789	34,322
Provision for depreciation and amortization	11,868	12,564
Amortization (accretion) of investment security premiums/discounts, net	2,713	5,463
Investment securities (gains) losses, net(A)	(1,327)	3,665
Net gains on sales of loans held for sale	(571)	(569)
Originations of loans held for sale	(15,789)	(227,463)
Proceeds from sales of loans held for sale	26,751	31,883
Net decrease in trading securities	2,009	897
Stock-based compensation	1,256	1,840
(Increase) decrease in interest receivable	(1,245)	37
Increase (decrease) in interest payable	69	(2,121)
Increase in income taxes payable	27,052	18,525
Net tax benefit related to equity compensation plans	(717)	(820)
Other changes, net	(26,341)	22,869

Net cash provided by (used in) operating activities	101,970	(54,738)

INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	11,202	19,991
Proceeds from maturities/pay downs of investment securities(A)	610,003	375,027
Purchases of investment securities(A)	(801,432)	(305,499)
Net decrease in loans	17,270	279,520
Long-term securities purchased under agreements to resell	(350,000)	—
Repayments of long-term securities purchased under agreements to resell	100,000	—
Purchases of land, buildings and equipment	(5,819)	(2,782)
Sales of land, buildings and equipment	1,686	365

Net cash provided by (used in) investing activities	(417,090)	366,622

FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing,
savings, interest checking and money market deposits	334,382	(8,713)
Net increase (decrease) in time open and C.D.’s	162,628	(289,019)
Net decrease in short-term federal funds purchased and securities sold
under agreements to repurchase	(59,813)	(104,418)
Repayment of long-term borrowings	(301)	(4,555)
Purchases of treasury stock	(4,311)	(878)
Issuance of stock under stock purchase and equity compensation plans	10,885	4,041
Net tax benefit related to equity compensation plans	717	820
Cash dividends paid on common stock	(20,054)	(19,600)

Net cash provided by (used in) financing activities	424,133	(422,322)

Increase (decrease) in cash and cash equivalents	109,013	(110,438)
Cash and cash equivalents at beginning of year	460,675	463,834

Cash and cash equivalents at March 31	$569,688	$353,396

(A) Available for sale and non-marketable securities

Income tax net payments (refunds)	$455	$(169)
Interest paid on deposits and borrowings	$14,784	$27,480
Loans transferred to foreclosed real estate	$16,246	$7,442

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2010 data to conform to current year presentation. These included the reclassification of certain non-interest bearing deposits from money market accounts to non-interest bearing deposits, in order to more accurately present the Company’s balances of non-interest bearing deposits. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results to be attained for the full year or any other interim period.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2010 Annual Report on Form 10-K.

2.	Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at March 31, 2011 and December 31, 2010 are as follows:

	March 31	December 31
(In thousands)	2011	2010

Commercial:
Business	$3,025,633	$2,957,043
Real estate – construction and land	429,735	460,853
Real estate – business	2,095,473	2,065,837
Personal Banking:
Real estate – personal	1,443,980	1,440,386
Consumer	1,124,140	1,164,327
Revolving home equity	468,277	477,518
Consumer credit card	774,101	831,035
Overdrafts	13,584	13,983

Total loans	$9,374,923	$9,410,982

At March 31, 2011, loans of $3.0 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three months ended March 31, 2011 follows:

	For the Three Months Ended
	March 31, 2011
		Personal
(In thousands)	Commercial	Banking	Total

Balance at January 1, 2011	$119,946	$77,592	$197,538

Provision	13,465	2,324	15,789

Deductions:
Loans charged off	6,364	17,025	23,389
Less recoveries on loans	1,304	3,296	4,600

Net loans charged off	5,060	13,729	18,789

Balance at March 31, 2011	$128,351	$66,187	$194,538

During the three months ended March 31, 2010, the provision to the allowance was $34.3 million, loans charged off were $35.5 million, and recoveries on loans were $4.3 million. As of March 31, 2010, the ending balance in the allowance was $197.5 million.

The following table shows the balance in the allowance for loan losses and the related loan balance at March 31, 2011 and December 31, 2010, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

		Personal
(In thousands)	Commercial	Banking	Total

March 31, 2011
Allowance for loan losses:
Impaired loans	$6,854	$3,290	$10,144
All other loans	121,497	62,897	184,394

Loans outstanding:
Impaired loans	116,094	28,663	144,757
All other loans	5,434,747	3,795,419	9,230,166

December 31, 2010
Allowance for loan losses:
Impaired loans	$6,127	$3,243	$9,370
All other loans	113,819	74,349	188,168

Loans outstanding:
Impaired loans	118,532	26,828	145,360
All other loans	5,365,201	3,900,421	9,265,622

Impaired loans

The table below shows the Company’s investment in impaired loans at March 31, 2011 and December 31, 2010. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. They are largely comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk, and as a result were classified as troubled debt restructurings. These loans totaled $46.6 million and $41.3 million at March 31, 2011 and December 31, 2010, respectively. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $20.2 million at March 31, 2011 and $18.8 million at December 31, 2010.

	March 31	December 31
(In thousands)	2011	2010

Non-accrual loans	$77,914	$85,275
Restructured loans	66,843	60,085

Total impaired loans	$144,757	$145,360

The following table provides additional information about impaired loans held by the Company at March 31, 2011 and December 31, 2010, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

		Unpaid		Interest
	Recorded	Principal	Related	Income
(In thousands)	Investment	Balance	Allowance	Recognized *

March 31, 2011
With no related allowance recorded:
Business	$4,094	$5,765	$—	$—
Real estate – construction and land	22,087	45,662	—	—
Real estate – business	7,448	9,363	—	—
Real estate – personal	755	755	—	—

	$34,384	$61,545	$—	$—

With an allowance recorded:
Business	$28,728	$32,408	$2,399	$101
Real estate – construction and land	39,074	47,761	2,999	260
Real estate – business	14,663	18,398	1,456	96
Real estate – personal	7,717	9,905	775	18
Consumer credit card	20,191	20,191	2,515	395

	$110,373	$128,663	$10,144	$870

Total	$144,757	$190,208	$10,144	$870

December 31, 2010
With no related allowance recorded:
Business	$3,544	$5,095	$—
Real estate – construction and land	30,979	55,790	—
Real estate – business	4,245	5,295	—
Real estate – personal	755	755	—

	$39,523	$66,935	$—

With an allowance recorded:
Business	$18,464	$21,106	$1,665
Real estate – construction and land	39,719	52,587	2,538
Real estate – business	21,581	25,713	1,924
Real estate – personal	7,294	9,489	936
Consumer credit card	18,779	18,779	2,307

	$105,837	$127,674	$9,370

Total	$145,360	$194,609	$9,370

*	Represents interest income recognized since date of impairment. Interest shown is interest recognized during the first three months of 2011 on accruing restructured loans as noted above.

Total average impaired loans, shown in the table below, were $145.8 million during the three months ended March 31, 2011, compared to total average impaired loans of $173.0 million during the entire year ended December 31, 2010.

		Personal
(In thousands)	Commercial	Banking	Total

Average impaired loans
Non-accrual loans	$75,302	$7,027	$82,329
Restructured loans	42,936	20,528	63,464

Total at March 31, 2011	$118,238	$27,555	$145,793

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2011 and December 31, 2010. As shown below, the March 31, 2011 balance of loans past due 30-89 days grew $12.5 million, while the balance of loans over 90 days past due and still accruing declined $1.7 million. The increase in loans 30-89 days past due was largely due to three business real estate loans with balances ranging from $3.5 million to $5.5 million.

	Current or		90 Days
	Less Than	30 – 89	Past Due
	30 Days Past	Days Past	and Still
(In thousands)	Due	Due	Accruing	Non-accrual	Total

March 31, 2011
Commercial:
Business	$2,987,168	$17,932	$734	$19,799	$3,025,633
Real estate – construction and land	384,921	9,327	95	35,392	429,735
Real estate – business	2,051,666	28,144	26	15,637	2,095,473
Personal Banking:
Real estate – personal	1,419,923	13,550	3,421	7,086	1,443,980
Consumer	1,109,676	11,798	2,666	—	1,124,140
Revolving home equity	465,416	2,136	725	—	468,277
Consumer credit card	752,230	10,821	11,050	—	774,101
Overdrafts	13,325	259	—	—	13,584

Total	$9,184,325	$93,967	$18,717	$77,914	$9,374,923

December 31, 2010
Commercial:
Business	$2,927,403	$19,853	$854	$8,933	$2,957,043
Real estate – construction and land	400,420	7,464	217	52,752	460,853
Real estate – business	2,040,794	8,801	—	16,242	2,065,837
Personal Banking:
Real estate – personal	1,413,905	15,579	3,554	7,348	1,440,386
Consumer	1,145,561	15,899	2,867	—	1,164,327
Revolving home equity	475,764	929	825	—	477,518
Consumer credit card	806,373	12,513	12,149	—	831,035
Overdrafts	13,555	428	—	—	13,983

Total	$9,223,775	$81,466	$20,466	$85,275	$9,410,982

Credit quality

The following table provides information about the credit quality of the Commercial loan portfolio, using the Company’s internal rating system as an indicator. The information below was updated as of March 31,

2011 and December 31, 2010 for this indicator. The credit quality of Personal Banking loans is monitored on the basis of aging/delinquency, and this information is provided in the table above.

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

Commercial Loans
		Real	Real
		Estate-	Estate-
(In thousands)	Business	Construction	Business	Total

March 31, 2011
Pass	$2,855,895	$312,648	$1,919,811	$5,088,354
Special mention	60,584	23,746	57,490	141,820
Substandard	89,355	57,949	102,535	249,839
Non-accrual	19,799	35,392	15,637	70,828

Total	$3,025,633	$429,735	$2,095,473	$5,550,841

December 31, 2010
Pass	$2,801,328	$327,167	$1,878,005	$5,006,500
Special mention	67,142	29,345	77,527	174,014
Substandard	79,640	51,589	94,063	225,292
Non-accrual	8,933	52,752	16,242	77,927

Total	$2,957,043	$460,853	$2,065,837	$5,483,733

The Company’s holdings of foreclosed real estate totaled $25.1 million and $12.0 million at March 31, 2011 and December 31, 2010, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $5.0 million and $10.4 million at March 31, 2011 and December 31, 2010, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

Loans held for sale

In addition to the portfolio of loans which are intended to be held to maturity, the Company originates loans which it intends to sell in secondary markets. Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. Most of this portfolio was sold in 2010 under contracts with the Federal Department of Education and various student loan agencies. Significant future student loan originations are not anticipated, because under statutory requirements effective July 1, 2010, the Company is prohibited from making federally guaranteed student loans. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including an impairment valuation allowance resulting from declines in fair value below cost, which is further discussed in Note 13 on Fair Value Measurements.

	March 31	December 31
(In thousands)	2011	2010

Balance outstanding:
Student loans, at cost	$50,413	$53,901
Residential mortgage loans, at cost	3,547	10,419
Valuation allowance on student loans	(549)	(569)

Total loans held for sale, at lower of cost or fair value	$53,411	$63,751

	For the Three Months
	Ended March 31
	2011	2010

Net gains on sales:
Student loans	$68	$149
Residential mortgage loans	503	420

Total gains on sales of loans held for sale, net	$571	$569

3.	Investment Securities

Investment securities, at fair value, consisted of the following at March 31, 2011 and December 31, 2010.

	March 31	December 31
(In thousands)	2011	2010

Available for sale:
U.S. government and federal agency obligations	$461,235	$455,537
Government-sponsored enterprise obligations	199,169	201,895
State and municipal obligations	1,143,433	1,119,485
Agency mortgage-backed securities	2,618,380	2,491,199
Non-agency mortgage-backed securities	417,675	455,790
Other asset-backed securities	2,449,220	2,354,260
Other debt securities	165,243	176,964
Equity securities	45,222	39,173

Total available for sale	7,499,577	7,294,303

Trading	17,000	11,710
Non-marketable	104,721	103,521

Total investment securities	$7,621,298	$7,409,534

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $45.3 million and $45.2 million at March 31, 2011 and December 31, 2010, respectively. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $59.4 million and $58.2 million at March 31, 2011 and December 31, 2010, respectively.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2011 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

	Amortized
(Dollars in thousands)	Cost	Fair Value

U.S. government and federal agency obligations:
Within 1 year	$168,963	$169,296
After 1 but within 5 years	132,811	144,121
After 5 but within 10 years	134,963	147,818

Total U.S. government and federal agency obligations	436,737	461,235

Government-sponsored enterprise obligations:
Within 1 year	60,742	61,312
After 1 but within 5 years	125,914	127,038
After 5 but within 10 years	11,380	10,819

Total government-sponsored enterprise obligations	198,036	199,169

State and municipal obligations:
Within 1 year	145,698	147,420
After 1 but within 5 years	447,810	456,746
After 5 but within 10 years	308,017	303,474
After 10 years	243,263	235,793

Total state and municipal obligations	1,144,788	1,143,433

Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,573,078	2,618,380
Non-agency mortgage-backed securities	413,282	417,675
Other asset-backed securities	2,438,922	2,449,220

Total mortgage and asset-backed securities	5,425,282	5,485,275

Other debt securities:
Within 1 year	60,041	61,240
After 1 but within 5 years	95,862	104,003

Total other debt securities	155,903	165,243

Equity securities	13,397	45,222

Total available for sale investment securities	$7,374,143	$7,499,577

Included in U.S. government securities are $451.4 million, at fair value, of U.S. Treasury inflation-protected securities. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $143.2 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $35.2 million at March 31, 2011.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

March 31, 2011
U.S. government and federal agency obligations	$436,737	$24,498	$—	$461,235
Government-sponsored enterprise obligations	198,036	1,912	(779)	199,169
State and municipal obligations	1,144,788	17,183	(18,538)	1,143,433
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,573,078	53,438	(8,136)	2,618,380
Non-agency mortgage-backed securities	413,282	11,455	(7,062)	417,675
Other asset-backed securities	2,438,922	11,052	(754)	2,449,220

Total mortgage and asset-backed securities	5,425,282	75,945	(15,952)	5,485,275

Other debt securities	155,903	9,340	—	165,243
Equity securities	13,397	31,825	—	45,222

Total	$7,374,143	$160,703	$(35,269)	$7,499,577

December 31, 2010
U.S. government and federal agency obligations	$434,878	$20,659	$—	$455,537
Government-sponsored enterprise obligations	200,061	2,364	(530)	201,895
State and municipal obligations	1,117,020	19,108	(16,643)	1,119,485
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437,123	57,516	(3,440)	2,491,199
Non-agency mortgage-backed securities	459,363	10,940	(14,513)	455,790
Other asset-backed securities	2,342,866	12,445	(1,051)	2,354,260

Total mortgage and asset-backed securities	5,239,352	80,901	(19,004)	5,301,249

Other debt securities	165,883	11,081	—	176,964
Equity securities	7,569	31,604	—	39,173

Total	$7,164,763	$165,717	$(36,177)	$7,294,303

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2011, the fair value of securities on this watch list was $288.2 million.

As of March 31, 2011, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $154.9 million. The credit-related portion of the impairment totaled $7.8 million and was recorded in earnings. The noncredit-related portion of the impairment totaled $5.6 million on a pre-tax basis, and has been recognized in accumulated other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost bases.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Prepayment CPR	2% - 33%
Projected cumulative default	12% - 52%
Credit support	0% - 10%
Loss severity	33% - 57%

The following table shows changes in the credit losses recorded in the three months ended March 31, 2011 and 2010, for which a portion of an OTTI was recognized in other comprehensive income.

	For the
	Three Months
	Ended March 31
(In thousands)	2011	2010

Balance at January 1	$7,542	$2,473
Credit losses on debt securities for which impairment was not previously recognized	—	20
Credit losses on debt securities for which impairment was previously recognized	274	1,437

Balance at March 31	$7,816	$3,930

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At March 31, 2011
Government-sponsored enterprise obligations	$59,465	$779	$—	$—	$59,465	$779
State and municipal obligations	379,092	7,434	98,054	11,104	477,146	18,538
Mortgage and asset-backed securities:
Agency mortgage-backed securities	860,561	8,136	—	—	860,561	8,136
Non-agency mortgage-backed securities	23,296	6	150,538	7,056	173,834	7,062
Other asset-backed securities	320,738	747	24,965	7	345,703	754

Total mortgage and asset-backed securities	1,204,595	8,889	175,503	7,063	1,380,098	15,952

Total	$1,643,152	$17,102	$273,557	$18,167	$1,916,709	$35,269

At December 31, 2010
Government-sponsored enterprise obligations	$10,850	$530	$—	$—	$10,850	$530
State and municipal obligations	345,775	7,470	82,269	9,173	428,044	16,643
Mortgage and asset-backed securities:
Agency mortgage-backed securities	660,326	3,440	—	—	660,326	3,440
Non-agency mortgage-backed securities	15,893	36	170,545	14,477	186,438	14,513
Other asset-backed securities	487,822	1,029	24,928	22	512,750	1,051

Total mortgage and asset-backed securities	1,164,041	4,505	195,473	14,499	1,359,514	19,004

Total	$1,520,666	$12,505	$277,742	$23,672	$1,798,408	$36,177

The total available for sale portfolio consisted of approximately 1,350 individual securities at March 31, 2011. The portfolio included 289 securities, having an aggregate fair value of $1.9 billion, that were in a loss position at March 31, 2011. Securities identified as other-than-temporarily impaired which have been in a loss position for 12 months or longer totaled $131.4 million at fair value, or 1.8% of the total available for sale portfolio value. Securities with temporary impairment which have been in a loss position for 12 month or longer totaled $142.2 million, or 1.9% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $18.5 million at March 31, 2011. Of these losses, $11.1 million related to auction rate securities (ARS) and $7.4 million related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $1.0 billion at fair value, or 13.3% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the largest holdings, by state and economic sector, is shown in the table below.

		Average	Average
	% of	Life	Rating
	Portfolio	(in years)	(Moody’s)

At March 31, 2011
Texas	11.1%	5.6	Aa1
Florida	7.0	5.1	Aa3
Washington	5.4	2.1	Aa2
Illinois	5.2	5.7	Aa2
Arizona	4.7	3.7	Aa3

General obligation	25.8%	3.7	Aa2
Housing	19.3	5.2	Aa1
Transportation	16.6	3.6	Aa3
Lease	12.3	3.2	Aa3
Refunded	6.9	2.2	Aaa

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

	For the Three
	Months Ended
	March 31
(In thousands)	2011	2010

Proceeds from sales of available for sale securities	$11,202	$19,991

Available for sale:
Gains realized on sales	$176	$510
Losses realized on sales	—	(102)
Other-than-temporary impairment recognized on debt securities	(274)	(1,457)
Non-marketable:
Fair value adjustments, net	1,425	(2,616)

Investment securities gains (losses), net	$1,327	$(3,665)

At March 31, 2011, securities carried at $3.2 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $431.6 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	March 31, 2011				December 31, 2010
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(16,819)	$—	$8,901	$25,720	$(16,108)	$—	$9,612
Mortgage servicing rights	3,089	(1,674)	(134)	1,281	3,082	(1,572)	(185)	1,325

Total	$28,809	$(18,493)	$(134)	$10,182	$28,802	$(17,680)	$(185)	$10,937

Aggregate amortization expense on intangible assets was $813 thousand and $905 thousand, respectively, for the three month periods ended March 31, 2011 and 2010. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2011. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2011	$2,863
2012	2,329
2013	1,799
2014	1,324
2015	977

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2011 is as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at January 1, 2011	$125,585	$9,612	$1,325
Originations	—	—	7
Amortization	—	(711)	(102)
Impairment	—	—	51

Balance at March 31, 2011	$125,585	$8,901	$1,281

Goodwill allocated to the Company’s operating segments at March 31, 2011 and December 31, 2010 is shown below.

(In thousands)

Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746

Total goodwill	$125,585

5.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2011 that net liability was $4.2 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $323.3 million at March 31, 2011.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at March 31, 2011, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At March 31, 2011, the liability recorded for guarantor RPAs was $125 thousand, and the notional amount of the underlying swaps was $42.8 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at March 31, 2011, the Company would have been required to make payments of approximately $3.1 million.

At December 31, 2010 the Company carried a liability of $4.4 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). An escrow account established by Visa is used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from an initial public offering and subsequently funded with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs and is reduced as funding occurs in the escrow account. Additional funding occurred during March 2011 when Visa contributed $400 million to the escrow account. As a result, the Company reduced its obligation by $1.4 million at that time, bringing its liability balance to $3.1 million as of March 31, 2011. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

6.	Pension

The amount of net pension cost for the three months ended March 31, 2011 and 2010 is as follows.

	For the
	Three Months
	Ended March 31
(In thousands)	2011	2010

Service cost – benefits earned during the period	$88	$183
Interest cost on projected benefit obligation	1,362	1,367
Expected return on plan assets	(1,675)	(1,640)
Amortization of unrecognized net loss	540	567

Net periodic pension cost	$315	$477

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first three months of 2011, the Company made no funding contributions to its defined benefit pension plan, and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2011.

7.	Common Stock

Presented below is a summary of the components used to calculate basic and diluted income per share. The Company applies the two-class method of computing income per share, as nonvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the nonvested share-based awards and for common stock. Income per share attributable to common stock is shown in the table below. Nonvested share-based awards are further discussed in Note 12.

	For the
	Three Months
	Ended March 31
(In thousands, except per share data)	2011	2010

Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$60,453	$44,170
Less income allocated to nonvested restricted stockholders	404	234

Net income available to common stockholders	$60,049	$43,936

Distributed income	$19,907	$19,487
Undistributed income	$40,142	$24,449

Weighted average common shares outstanding	86,467	87,017

Distributed income per share	$.23	$.22
Undistributed income per share	.46	.28

Basic income per common share	$.69	$.50

Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$60,453	$44,170
Less income allocated to nonvested restricted stockholders	403	234

Net income available to common stockholders	$60,050	$43,936

Distributed income	$19,907	$19,487
Undistributed income	$40,143	$24,449

Weighted average common shares outstanding	86,467	87,017
Net effect of the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	369	475

Weighted average diluted common shares outstanding	86,836	87,492

Distributed income per share	$.23	$.22
Undistributed income per share	.46	.28

Diluted income per common share	$.69	$.50

The diluted income per common share computation for the periods ended March 31, 2011 and 2010 exclude 820 thousand and 1.7 million, respectively, in unexercised stock options and SARs because their inclusion would have been anti-dilutive to income per share.

8.	Other Comprehensive Income (Loss)

Activity in other comprehensive income (loss) for the first three months of 2011 and 2010 is shown in the table below. The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. These gains and losses have been separated into two groups in the table below, as required by current accounting guidance for other-than-temporary impairment (OTTI) on debt securities. Under this guidance, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the overall gain or loss in fair value is recorded in other comprehensive income (loss). Changes in the noncredit-related gain or loss in fair value of these securities, after OTTI was initially recognized, are shown separately in the table below. The remaining unrealized holding gains and losses shown in the table apply to available for sale investment securities for which OTTI has not been recorded (and include holding gains and losses on certain securities prior to the recognition of OTTI).

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

	For the
	Three Months
	Ended March 31
(In thousands)	2011	2010

Available for sale debt securities for which a portion of OTTI has been recorded in earnings:
Unrealized holding gains subsequent to initial OTTI recognition	$6,475	$6,302
Income tax expense	(2,461)	(2,394)

Net unrealized gains	4,014	3,908

Other available for sale investment securities:
Unrealized holding gains (losses)	(10,405)	12,380
Reclassification adjustment for gains included in net income	(176)	(408)

Net unrealized gains (losses) on securities	(10,581)	11,972
Income tax (expense) benefit	4,021	(4,550)

Net unrealized gains (losses)	(6,560)	7,422

Prepaid pension cost:
Amortization of accumulated pension loss	540	567
Income tax expense	(205)	(216)

Pension loss amortization	335	351

Other comprehensive income (loss)	$(2,211)	$11,681

At March 31, 2011, accumulated other comprehensive income was $61.1 million, net of tax. It was comprised of $3.5 million in unrealized holding losses on available for sale debt securities for which a portion of OTTI has been recorded in earnings, $81.2 million in unrealized holding gains on other available for sale securities, and $16.6 million in accumulated pension loss.

9.	Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits, and other personal banking services), indirect and other consumer financing, consumer debit and credit bank cards, and student lending. The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as Merchant and Commercial bank card products. The Wealth segment provides traditional trust and estate tax planning, advisory and discretionary investment management, as well as discount brokerage services, and the Private Banking product portfolio. The Capital Markets Group, which sells fixed income securities and provides investment safekeeping and bond accounting services, was transferred from the Wealth segment to the Commercial segment effective January 1, 2011. The information for 2010 in the table below has been revised to reflect this transfer.

The following table presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues among the three segments.

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Three Months Ended March 31, 2011:
Net interest income	$71,522	$68,159	$9,549	$149,230	$11,743	$160,973
Provision for loan losses	(13,637)	(5,119)	(28)	(18,784)	2,995	(15,789)
Non-interest income	31,994	39,146	25,186	96,326	(420)	95,906
Investment securities gains, net	—	—	—	—	1,327	1,327
Non-interest expense	(69,827)	(55,714)	(22,215)	(147,756)	(6,204)	(153,960)

Income before income taxes	$20,052	$46,472	$12,492	$79,016	$9,441	$88,457

Three Months Ended March 31, 2010:
Net interest income	$81,033	$63,134	$9,013	$153,180	$9,530	$162,710
Provision for loan losses	(19,278)	(11,928)	(58)	(31,264)	(3,058)	(34,322)
Non-interest income	34,380	35,307	22,229	91,916	1,273	93,189
Investment securities losses, net	—	—	—	—	(3,665)	(3,665)
Non-interest expense	(73,829)	(54,036)	(21,811)	(149,676)	(6,048)	(155,724)

Income before income taxes	$22,306	$32,477	$9,373	$64,156	$(1,968)	$62,188

The information presented above was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies, which have been developed to reflect the underlying economics of the businesses. The policies address the methodologies applied in connection with funds transfer pricing and assignment of overhead costs among segments. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost (credit) for funds used (provided) by assets and liabilities based on their maturity, prepayment and/or repricing characteristics. In the second quarter of 2010, the Company determined that the internal interest rate ascribed to business units for providing non-contractual deposit funds should be adjusted to make it more reactive to market changes and reflect recent economic conditions. The resulting change to segment net interest income lowered total segment contribution and redistributed income among segments. The information for the first three months of 2010 in the table above has been revised to reflect the lower rate environment during that period.

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

	March 31	December 31
(In thousands)	2011	2010

Interest rate swaps	$528,231	$498,071
Interest rate caps	31,236	31,736
Credit risk participation agreements	46,306	40,661
Foreign exchange contracts:
Forward contracts	49,040	25,867
Option contracts	3,100	—
Mortgage loan commitments	8,283	12,125
Mortgage loan forward sale contracts	13,254	24,112

Total notional amount	$679,450	$632,572

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At March 31, 2011, the Company had entered into three interest rate swaps with a notional amount of $15.4 million, included in the table above, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three
	Months Ended
	March 31
(In thousands)	2011	2010

Gain (loss) on interest rate swaps	$187	$(81)
Gain (loss) on loans	(181)	73

Amount of hedge ineffectiveness	$6	$(8)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at March 31, 2011 was $512.8 million. The Company is party to master netting arrangements with its institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds. At March 31, 2011, the Company had net liability positions with its financial institution counterparties totaling $14.8 million and had posted $15.1 million in collateral.

Many of the Company’s interest rate swap contracts with large financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions, or can require instant settlement of the contracts. The Company maintains debt ratings and capital well above these minimum requirements.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 24.3% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $2.7 million, based on amounts at March 31, 2011.

The fair values of the Company’s derivative instruments, whose notional amounts are listed above, are shown in the following table. Information about the valuation methods used to determine fair value is provided in Note 13 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		March 31	Dec. 31		March 31	Dec. 31
		2011	2010		2011	2010

	Balance			Balance
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(972)	$(1,159)

Total derivatives designated as hedging instruments		$—	$—		$(972)	$(1,159)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$15,666	$17,712	Other liabilities	$(15,745)	$(17,799)
Interest rate caps	Other assets	87	84	Other liabilities	(87)	(84)
Credit risk participation agreements	Other assets	4	—	Other liabilities	(125)	(130)
Foreign exchange contracts:
Forward contracts	Other assets	1,312	492	Other liabilities	(1,016)	(359)
Option contracts	Other assets	5	—	Other liabilities	(5)	—
Mortgage loan commitments	Other assets	115	101	Other liabilities	—	(30)
Mortgage loan forward sale contracts	Other assets	26	434	Other liabilities	(28)	(23)

Total derivatives not designated as hedging instruments		$17,215	$18,823		$(17,006)	$(18,425)

Total derivatives		$17,215	$18,823		$(17,978)	$(19,584)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on
	Income on Derivative	Derivative

		For the Three
		Months
		Ended
		March 31
(In thousands)		2011	2010

Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$187	$(81)

Total		$187	$(81)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$389	$190
Interest rate caps	Other non-interest income	—	—
Credit risk participation agreements	Other non-interest income	6	5
Foreign exchange contracts:
Forward contracts	Other non-interest income	164	276
Option contracts	Other non-interest income	—	—
Mortgage loan commitments	Loan fees and sales	44	84
Mortgage loan forward sale contracts	Loan fees and sales	(413)	(102)

Total		$190	$453

11.	Income Taxes

For the first quarter of 2011, income tax expense amounted to $27.5 million compared to $18.4 million in the first quarter of 2010. The effective tax rate for the Company, including the effect of non-controlling interest, was 31.3% in the current quarter compared to 29.4% in the same quarter last year.

12.	Stock-Based Compensation

The Company normally issues most of its annual stock-based compensation awards during the first quarter. Stock-based compensation has historically been issued in the form of options, stock appreciation rights (SARs) and nonvested stock. During the first quarters of 2011 and 2010, stock-based compensation was issued solely in the form of nonvested stock awards. The stock-based compensation expense that has been charged against income was $1.3 million in the first three months of 2011 and $1.8 million in the first three months of 2010.

The 2011 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards, as of March 31, 2011, and changes during the three month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2011	470,406	$36.00
Granted	193,609	40.58
Vested	(23,323)	40.31
Forfeited	(3,510)	37.71

Nonvested at March 31, 2011	637,182	$37.21

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

A summary of option activity during the first three months of 2011 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2011	1,806,110	$30.96
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(382,375)	29.29

Outstanding at March 31, 2011	1,423,735	$31.41	2.6 years	$12,861

A summary of SAR activity during the first three months of 2011 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2011	1,710,108	$39.71
Granted	—	—
Forfeited	(1,953)	38.01
Expired	(5,156)	40.28
Exercised	(9,150)	37.38

Outstanding at March 31, 2011	1,693,849	$39.72	5.9 years	$1,454

13.	Fair Value Measurements

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
U.S. treasury bills, bonds and notes, including U.S. Treasury inflation-protected securities, are valued using live data from active market makers and inter-dealer brokers. Valuations for stripped coupon and principal issues are derived from yield curves generated from various dealer contacts and live data sources.

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

At March 31, 2011, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $143.2 million. The auction process by which the ARS are normally priced has not functioned since 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are estimated using a discounted cash flows analysis. Estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. The cash flows are discounted at an estimated market rate reflecting adjustments for liquidity premium and nonperformance risk. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

The table below presents the March 31, 2011 and December 31, 2010 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2011 or the twelve months ended December 31, 2010.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)

March 31, 2011
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$461,235	$453,776	$7,459	$—
Government-sponsored enterprise obligations	199,169	—	199,169	—
State and municipal obligations	1,143,433	—	1,000,226	143,207
Agency mortgage-backed securities	2,618,380	—	2,618,380	—
Non-agency mortgage-backed securities	417,675	—	417,675	—
Other asset-backed securities	2,449,220	—	2,449,220	—
Other debt securities	165,243	—	165,243	—
Equity securities	45,222	28,352	16,870	—
Trading securities	17,000	—	17,000	—
Private equity investments	55,507	—	—	55,507
Derivatives*	17,215	—	17,070	145
Assets held in trust	4,764	4,764	—	—

Total assets	7,594,063	486,892	6,908,312	198,859

Liabilities:
Derivatives*	17,978	—	17,825	153

Total liabilities	$17,978	$—	$17,825	$153

December 31, 2010
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$455,537	$448,087	$7,450	$—
Government-sponsored enterprise obligations	201,895	—	201,895	—
State and municipal obligations	1,119,485	—	969,396	150,089
Agency mortgage-backed securities	2,491,199	—	2,491,199	—
Non-agency mortgage-backed securities	455,790	—	455,790	—
Other asset-backed securities	2,354,260	—	2,354,260	—
Other debt securities	176,964	—	176,964	—
Equity securities	39,173	22,900	16,273	—
Trading securities	11,710	—	11,710	—
Private equity investments	53,860	—	—	53,860
Derivatives*	18,823	—	18,288	535
Assets held in trust	4,213	4,213	—	—

Total assets	7,382,909	475,200	6,703,225	204,484

Liabilities:
Derivatives*	19,584	—	19,401	183

Total liabilities	$19,584	$—	$19,401	$183

*	The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the three months ended March 31, 2011:

Balance at January 1, 2011	$150,089	$53,860	$352	$204,301
Total gains or losses (realized/unrealized):
Included in earnings	—	1,425	(363)	1,062
Included in other comprehensive income	(1,271)	—	—	(1,271)
Investment securities called	(5,918)	—	—	(5,918)
Discount accretion	307	—	—	307
Purchases of private equity securities	—	179	—	179
Capitalized interest/dividends	—	43	—	43
Purchase of risk participation agreement	—	—	79	79
Sale of risk participation agreement	—	—	(76)	(76)

Balance at March 31, 2011	$143,207	$55,507	$(8)	$198,706

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2011	$—	$1,425	$119	$1,544

For the three months ended March 31, 2010:

Balance at January 1, 2010	$167,836	$44,827	$108	$212,771
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,616)	(13)	(2,629)
Included in other comprehensive income	(8,487)	—	—	(8,487)
Investment securities called	(1,375)	—	—	(1,375)
Discount accretion	137	—	—	137
Purchases of private equity securities	—	2,704	—	2,704
Capitalized interest/dividends	—	209	—	209
Sale of risk participation agreement	—	—	(110)	(110)

Balance at March 31, 2010	$158,111	$45,124	$(15)	$203,220

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$—	$(2,616)	$195	$(2,421)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

			Investment
			Securities
		Other Non-	Gains
	Loan Fees	Interest	(Losses),
(In thousands)	and Sales	Income	Net	Total

For the three months ended March 31, 2011:

Total gains or losses included in earnings	$(369)	$6	$1,425	$1,062

Change in unrealized gains or losses relating to assets still held at March 31, 2011	$113	$6	$1,425	$1,544

For the three months ended March 31, 2010:

Total gains or losses included in earnings	$(18)	$5	$(2,616)	$(2,629)

Change in unrealized gains or losses relating to assets still held at March 31, 2010	$190	$5	$(2,616)	$(2,421)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at March 31, 2011 and 2010 are shown in the table below.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The portfolio has historically consisted primarily of student loans, and to a lesser extent, residential real estate loans. Most of the Company’s student loan portfolio was sold under contract to the Federal Department of Education and various student loan agencies during 2010. A portion of the student loan portfolio is under contract to agencies which have been unable to consistently purchase loans under existing contractual terms. These loans have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which is classified as Level 3. The fair value of these loans was $11.8 million at March 31, 2011, net of an impairment reserve of $549 thousand. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

Long-lived assets

In accordance with ASC 360-10-35, investments in branch facilities and various office buildings are written down to estimated fair value, or estimated fair value less cost to sell if the property is held for sale. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent on pricing and sales strategy. These fair value measurements are classified as Level 3.

For assets measured at fair value on a nonrecurring basis during the first three months of 2011 and 2010, and still held as of March 31, 2011 and 2010, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2011 and 2010.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)

March 31, 2011
Loans	$41,091	$—	$—	$41,091	$(5,458)
Mortgage servicing rights	1,281	—	—	1,281	51
Foreclosed assets	2,301	—	—	2,301	(288)
Long-lived assets	3,300	—	—	3,300	(1,000)

March 31, 2010
Loans	$26,244	$—	$—	$26,244	$(9,179)
Mortgage servicing rights	1,501	—	—	1,501	(42)
Foreclosed assets	8,646	—	—	8,646	(780)

14.	Fair Value of Financial Instruments

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

Derivative Instruments

A description of the fair value measurement of derivative instruments is provided in Note 13 on Fair Value Measurements. Fair values are generally estimated using observable market prices or pricing models.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011
	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial Assets
Loans, including held for sale	$9,428,334	$9,476,195
Available for sale investment securities	7,499,577	7,499,577
Trading securities	17,000	17,000
Non-marketable securities	104,721	104,721
Short-term federal funds sold and securities purchased under agreements to resell	3,600	3,600
Long-term securities purchased under
agreements to resell	700,000	704,975
Interest earning deposits with banks	203,940	203,940
Cash and due from banks	362,148	362,148
Accrued interest receivable	63,757	63,757
Derivative instruments	17,215	17,215

Financial Liabilities
Non-interest bearing deposits	$4,558,630	$4,558,630
Savings, interest checking and money market deposits	8,074,055	8,074,055
Time open and C.D.’s	2,906,790	2,918,922
Federal funds purchased and securities sold under agreements to repurchase	923,014	928,349
Other borrowings	111,972	120,893
Accrued interest payable	12,177	12,177
Derivative instruments	17,978	17,978

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

On April 6, 2010 a suit was filed against Commerce Bank, N.A. (the Bank) in the U.S. District Court for the Western District of Missouri by a customer alleging that overdraft fees relating to debit card transactions have been unfairly assessed by the Bank. The suit seeks class-action status for Bank customers who may have been similarly affected. A second suit alleging the same facts and also seeking class-action status was filed on June 4, 2010 in Missouri state court. As these cases are in a very early stage, a probable outcome is presently not determinable. The Company has other lawsuits pending at March 31, 2011, arising in the normal course of business. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition or results of operations of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2010 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results to be attained for any other period.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, some of which require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Current economic conditions may require the use of additional estimates, and some estimates may be subject to a greater degree of uncertainty due to the current instability of the economy. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value, and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 13 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $6.9 billion, or 91.7% of the available for sale portfolio at March 31, 2011, and were classified as Level 2 measurements. The Company also holds $143.2 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs which were significant to the overall measurement.

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

At March 31, 2011, non-agency guaranteed mortgage-backed securities with a par value of $169.4 million were identified as other-than-temporarily impaired. The credit-related impairment loss on these securities amounted to $7.8 million, which was recorded in the consolidated income statement in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $5.6 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments totaled $59.4 million at March 31, 2011, and most are carried at fair value. Changes in fair value are reflected in current earnings, and reported in investment securities gains (losses), net in the consolidated income statements. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment, and are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months Ended
	March 31
	2011	2010

Per Share Data
Net income per common share – basic	$.69	$.50
Net income per common share – diluted	.69	.50
Cash dividends	.230	.224
Book value	23.77	22.03
Market price	40.44	39.18
Selected Ratios
(Based on average balance sheets)
Loans to deposits(1)	62.47%	74.98%
Non-interest bearing deposits to total deposits	29.20	27.77
Equity to loans(1)	21.62	18.38
Equity to deposits	13.51	13.79
Equity to total assets	11.06	10.70
Return on total assets	1.32	1.00
Return on total equity	11.95	9.32
(Based on end-of-period data)
Non-interest income to revenue(2)	37.34	36.42
Efficiency ratio(3)	59.64	60.48
Tier I risk-based capital ratio	14.75	13.43
Total risk-based capital ratio	16.12	14.79
Tangible common equity to assets ratio(4)	10.24	9.99
Tier I leverage ratio	10.27	9.81

(1)	Includes loans held for sale.
(2)	Revenue includes net interest income and non-interest income.
(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4)	The tangible common equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Results of Operations

Summary

	Three Months Ended		Increase
	March 31		(Decrease)
(Dollars in thousands)	2011	2010	Amount	Percent

Net interest income	$160,973	$162,710	$(1,737)	(1.1)%
Provision for loan losses	(15,789)	(34,322)	(18,533)	(54.0)
Non-interest income	95,906	93,189	2,717	2.9
Investment securities gains (losses), net	1,327	(3,665)	4,992	N.M.
Non-interest expense	(153,960)	(155,724)	(1,764)	(1.1)
Income taxes	(27,507)	(18,377)	9,130	49.7
Non-controlling interest income (expense)	(497)	359	(856)	N.M.

Net income	$60,453	$44,170	$16,283	36.9%

For the quarter ended March 31, 2011, net income amounted to $60.5 million, an increase of $16.3 million, or 36.9%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.32%, the annualized return on average equity was 11.95%, and the efficiency ratio was 59.64%. Diluted earnings per share was $.69, an increase of 38.0% compared to $.50 per share in the first quarter of 2010.

Net income for first quarter of 2011 compared to the same period last year included a decline of $1.7 million, or 1.1%, in net interest income resulting from lower earnings on the Company’s loan portfolio, partly offset by lower rates paid on deposits and lower average balances of FHLB advances. Non-interest income increased $2.7 million, or 2.9%, due to solid growth in bank card and trust fees, which grew 15.3% and 11.7%, respectively. Non-interest expense declined $1.8 million, or 1.1%, from amounts recorded in the same period last year and was also lower than expense amounts in the last three quarters. The decline compared to the first quarter of 2010 was mainly due to a $1.4 million reduction in a Visa indemnification obligation, in addition to lower supplies and communication costs. These declines were partly offset by higher contribution expense resulting from the donation of appreciated securities and a termination fee paid on the early cancellation of a securities resell agreement. Investment securities gains grew $5.0 million, mainly due to fair value adjustments on private equity investments. The provision for loan losses totaled $15.8 million, a decrease of $18.5 million from the first quarter of 2010.

During the first quarter of 2011, the Company’s sole bank subsidiary (the Bank) applied to the Federal Reserve Bank of Kansas City and State of Missouri Division of Finance to become a state chartered Federal Reserve member bank. If the application is accepted, the Bank’s main regulator will change from the Office of the Comptroller to both the Federal Reserve of Kansas City and the Missouri Division of Finance. The Bank’s deposits continue to be fully insured by the FDIC in accordance with applicable laws and regulations. The Bank expects to receive its new state banking charter on or before June 30, 2011. The Company expects to reduce its examination fees by approximately $1.5 million on an annualized basis as a result of this change.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended
	March 31, 2011 vs. 2010
	Change due to
	Average	Average
(In thousands)	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$(5,053)	$(7,188)	$(12,241)
Loans held for sale	(1,679)	73	(1,606)
Investment securities:
U.S. government and federal agency securities	(24)	1,975	1,951
Government-sponsored enterprise obligations	269	(269)	—
State and municipal obligations	2,663	(1,121)	1,542
Mortgage and asset-backed securities	5,559	(9,471)	(3,912)
Other securities	(306)	821	515

Total interest on investment securities	8,161	(8,065)	96

Short-term federal funds sold and securities purchased under agreements to resell	(4)	(1)	(5)
Long-term securities purchased under agreements to resell	2,162	—	2,162
Interest earning deposits with banks	23	2	25

Total interest income	3,610	(15,179)	(11,569)

Interest expense:
Deposits:
Savings	10	51	61
Interest checking and money market	1,008	(1,265)	(257)
Time open & C.D.’s of less than $100,000	(989)	(2,083)	(3,072)
Time open & C.D.’s of $100,000 and over	370	(1,620)	(1,250)

Total interest on deposits	399	(4,917)	(4,518)

Federal funds purchased and securities sold under
agreements to repurchase	(78)	(120)	(198)
Other borrowings	(5,576)	(222)	(5,798)

Total interest expense	(5,255)	(5,259)	(10,514)

Net interest income, fully taxable equivalent basis	$8,865	$(9,920)	$(1,055)

Net interest income for the first quarter of 2011 was $161.0 million, a $1.7 million, or 1.1%, decrease from the first quarter of 2010. On a tax equivalent (T/E) basis, net interest income totaled $166.5 million, up slightly over $166.0 million in the previous quarter and down $1.1 million from the same quarter last year. This decline from the same period last year was mainly the result of lower loan yields and loan balances, in conjunction with lower rates paid on deposits and a reduction in average borrowings. The Company’s net interest rate margin was 3.85% for the first quarter of 2011, compared to 3.83% in the previous quarter and 4.03% in the first quarter of 2010.

Total interest income (T/E) decreased $11.6 million, or 6.0%, from the first quarter of 2010. Interest income on loans, including loans held for sale, declined $13.8 million, due to a decrease of $964.3 million, or 9.2%, in average loan balances, coupled with a decrease in average rates earned. The overall average rate earned on the loan portfolio was 5.13% compared to 5.19% in the first quarter of 2010. The largest declines in average loan balances compared to the first quarter of 2010 occurred in construction real estate loans, consumer loans and student loans, which decreased by $182.2 million, $159.5 million, and $754.3 million, respectively. The decline in the student loan portfolios resulted from sales from these portfolios during the fourth quarter of 2010. Average business loan balances increased $222.2 million, or 7.8%, the impact of which was partially offset by a decrease in the average rate earned on those loans. Interest on construction loans in the current quarter included $404 thousand received on the pay off of a non-accrual loan. Average consumer credit card balances increased $12.3 million compared to the first quarter of 2010, while the average rate earned on these balances decreased to 10.92% from 12.58%, reflecting the impact of new credit card regulations enacted in 2010.

Interest income on investment securities (T/E) was $59.0 million during the first quarter of 2011 compared to $58.9 million during the same period last year. The average balance of the total portfolio increased $1.0 billion, or 16.3%, compared to the first quarter of 2010. This growth mainly occurred in mortgage and asset-backed securities and state and municipal obligations, which increased by $793.6 million and $214.2 million, respectively. The effect of higher balances was largely offset by lower overall average yields, which declined to 3.28% compared to 3.81% during the first quarter of 2010. The current quarter also included an increase of $1.9 million in interest earned on inflation-protected securities, in addition to $683 thousand in additional interest as a result of a corporate bond called at a premium.

In order to diversify its investment portfolio, the Company began investing in long-term securities purchased under agreements to resell in the second half of 2010. The average balance of these agreements during the first quarter of 2011 was $567.8 million while the average rate earned was 1.54%, generating $2.2 million in interest income during the period. These agreements, which are collateralized and due from other large financial institutions, have remaining terms ranging from 1.5 to 3 years.

The average tax equivalent yield on total interest earning assets was 4.20% in the first quarter of 2011 compared to 4.64% in the first quarter of 2010.

Total interest expense decreased $10.5 million, or 41.4%, compared to the first quarter of 2010, primarily due to a $4.5 million decrease in interest expense on interest bearing deposits, coupled with a $6.0 million decrease in interest expense on borrowings. The decrease in interest expense on deposits resulted from a 22 basis point decrease in average rates paid. Average balances of interest checking and money market accounts increased $877.0 million and average time open and certificates of deposit balances decreased $230.2 million. Interest expense on borrowings declined mainly due to lower FHLB advances, which declined $619.7 million, partly due to scheduled maturities of advances and partly due to the early pay off of $125.0 million in the fourth quarter of 2010. The overall average rate incurred on all interest bearing liabilities decreased to .51% in the first quarter of 2011 compared to .86% in the first quarter of 2010.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months		Increase
	Ended March 31		(Decrease)
(Dollars in thousands)	2011	2010	Amount	Percent

Bank card transaction fees	$37,462	$32,490	$4,972	15.3%
Trust fees	21,572	19,318	2,254	11.7
Deposit account charges and other fees	19,300	23,981	(4,681)	(19.5)
Bond trading income	4,720	5,004	(284)	(5.7)
Consumer brokerage services	2,663	2,117	546	25.8
Loan fees and sales	1,824	1,839	(15)	(.8)
Other	8,365	8,440	(75)	(.9)

Total non-interest income	$95,906	$93,189	$2,717	2.9%

Non-interest income as a % of total revenue*	37.3%	36.4%
Total revenue per full-time equivalent employee	$53.4	$50.2

*	Total revenue includes net interest income and non-interest income.

For the first quarter of 2011, total non-interest income amounted to $95.9 million compared with $93.2 million in the same quarter last year, which was an increase of $2.7 million, or 2.9%. Bank card fees for the quarter increased $5.0 million, or 15.3%, over the first quarter of last year, primarily due to strong growth in transaction fees earned on corporate card and debit card transactions, which grew by 31.3% and 10.7%, respectively. Corporate card fees, which totaled $13.4 million this quarter, saw continued growth in transaction volumes from existing customers and activity from new customers. Debit card income in the first quarter of 2011 totaled $14.3 million and reflected continued volume growth. Credit card fees also increased 6.7% over the same quarter last year. Trust fees for the quarter increased $2.3 million, or 11.7%, over the same quarter last year which resulted from double digit growth in both personal and institutional trust business, but continued to be negatively affected by low interest rates on money market investments held in trust accounts. Deposit account fees declined $4.7 million, or 19.5%, from the same period last year due to a $4.3 million decline in overdraft fee income. The reduction in overdraft fees was the result of the Company’s implementation on July 1, 2010 of new overdraft regulations on debit card transactions. Corporate cash management fees, which comprised 41% of total deposit account fees, declined $659 thousand from the previous year. Bond trading income for the current quarter totaled $4.7 million, a decrease of $284 thousand, or 5.7%, due to lower sales volume. Consumer brokerage services revenue increased $546 thousand, or 25.8%, mainly due to growth in advisory, annuity and mutual fund fees. Loan fees and sales revenue totaled $1.8 million this quarter, down slightly from the same period last year, but included revenue only from mortgage banking and commercial loan commitment fees, as the Company exited from the student lending business last year. Other non-interest income for the current quarter decreased slightly from the same quarter last year, and included an impairment charge of $1.0 million on a Kansas City office building which was largely offset by a gain of $924 thousand on the sale of two branch properties in the Company’s Illinois market.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2011 and 2010 are shown in the table below. Net securities gains amounted to $1.3 million in the first quarter of 2011, compared to losses of $3.7 million in the same quarter last year. During the current quarter, additional credit-related impairment losses of $274 thousand were recorded on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities have a total par value of $169.4 million. The cumulative credit-related impairment loss on these securities, recorded in earnings, amounted to $7.8 million, while the cumulative noncredit-related loss on these securities, which has been recorded in other comprehensive income (loss), was $5.6 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated income statement, resulting in expense of $338 thousand during the first quarter of 2011 and income of $425 thousand for the same period last year.

	Three Months
	Ended March 31
(In thousands)	2011	2010

Available for sale:
Municipal bonds	$176	$408
OTTI losses on non-agency mortgage-backed bonds	(274)	(1,457)
Non-marketable:
Private equity investments	1,425	(2,616)

Total investment securities gains (losses), net	$1,327	$(3,665)

Non-Interest Expense

	Three Months		Increase
	Ended March 31		(Decrease)
(Dollars in thousands)	2011	2010	Amount	Percent

Salaries and employee benefits	$87,392	$87,438	$(46)	(.1)%
Net occupancy	12,037	12,098	(61)	(.5)
Equipment	5,577	5,901	(324)	(5.5)
Supplies and communication	5,532	7,338	(1,806)	(24.6)
Data processing and software	16,467	16,606	(139)	(.8)
Marketing	4,258	4,718	(460)	(9.7)
Deposit insurance	4,891	4,750	141	3.0
Indemnification obligation	(1,359)	—	(1,359)	N.M.
Other	19,165	16,875	2,290	13.6

Total non-interest expense	$153,960	$155,724	$(1,764)	(1.1)%

Non-interest expense for the first quarter of 2011 amounted to $154.0 million, a decrease of $1.8 million, or 1.1%, compared with $155.7 million recorded in the first quarter of last year. In the first quarter of 2011, non-interest expense included an additional $1.4 million reduction in expense related to the Visa indemnification obligation. Salaries and benefits expense was well controlled in the current quarter, decreasing slightly, mainly due to lower salary costs but offset by higher incentive compensation. Full-time equivalent employees totaled 4,814 at March 31, 2011 compared to 5,094 at March 31, 2010. Equipment expense decreased $324 thousand, or 5.5%, from the same quarter last year, mainly due to lower equipment rental expense and lower depreciation expense on data processing equipment. Supplies and communication expense declined $1.8 million, or 24.6%, reflecting a continuation of initiatives to reduce paper supplies, customer checks, and postage costs. Marketing costs decreased $460 thousand, or 9.7%, while FDIC insurance expense increased $141 thousand, or 3.0%. Data processing and software costs decreased slightly, which was mainly the result of lower student loan servicing costs, partly offset by higher bank card processing fees (related to higher bank card revenues). Other non-interest expense increased $2.3 million, or 13.6%, over the same quarter last year and included a termination fee of $910 thousand on the cancellation of a securities resell agreement, expense of $877 thousand related to the donation of appreciated securities to a related charitable foundation, and higher credit card fraud losses. Other non-interest expense also included foreclosed real estate and other repossessed property expense totaling $1.2 million in the current quarter, compared to $1.5 million in the same period last year.

Provision and Allowance for Loan Losses

	Three Months Ended
	Mar. 31	Mar. 31	Dec. 31
(Dollars in thousands)	2011	2010	2010

Provision for loan losses	$15,789	$34,322	$21,647

Net loan charge-offs (recoveries):
Business	2,010	267	1,514
Real estate-construction and land	1,986	10,966	1,589
Real estate-business	1,064	431	1,829
Consumer credit card	9,038	13,065	9,736
Consumer	4,013	5,524	5,295
Revolving home equity	367	580	469
Student	—	3	—
Real estate-personal	274	201	961
Overdrafts	37	227	254

Total net loan charge-offs	$18,789	$31,264	$21,647

	Three Months Ended
	Mar. 31	Mar. 31	Dec. 31
	2011	2010	2010

Annualized net loan charge-offs*:
Business	.27%	.04%	.21%
Real estate-construction and land	1.78	7.02	1.27
Real estate-business	.21	.08	.36
Consumer credit card	4.73	6.95	4.97
Consumer	1.42	1.71	1.76
Revolving home equity	.31	.48	.39
Real estate-personal	.08	.05	.26
Overdrafts	2.11	12.11	12.49

Total annualized net loan charge-offs	.81%	1.27%	.92%

*	as a percentage of average loans (excluding loans held for sale)

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

The Company’s estimate of the allowance for loan losses and the corresponding provision for loan losses is based upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company’s senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company’s subsidiary bank continues to be subject to examination by several regulatory agencies, and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. Note 1 in the 2010 Annual Report on Form 10-K contains additional discussion on the allowance and charge-off policies.

Net loan charge-offs in the first quarter of 2011 amounted to $18.8 million, compared with $21.6 million in the prior quarter and $31.3 million in the first quarter of last year. The $2.9 million decrease in net loan charge-offs in the first quarter of 2011 compared to the previous quarter was mainly the result of lower consumer and consumer credit card loan losses, which decreased by $1.3 million and $698 thousand, respectively, reflecting continued improved delinquency and loss rates. Business real estate net loan charge-offs also declined by $765 thousand. Net loan losses on construction loans increased $397 thousand and totaled $2.0 million during the quarter, reflecting continued weakness in the housing sector and lower collateral values. The ratio of annualized net loan charge-offs to total average loans was .81% in the current quarter compared to .92% in the previous quarter and 1.27% in the same quarter last year.

For the first quarter of 2011, annualized net charge-offs on average consumer credit card loans amounted to 4.73%, compared with 4.97% in the previous quarter and 6.95% in the same period last year. Consumer loan net charge-offs for the quarter amounted to 1.42% of average consumer loans, compared to 1.76% in the previous quarter and 1.71% in the same quarter last year.

The provision for loan losses for the current quarter totaled $15.8 million, a decrease of $5.9 million from the previous quarter and $18.5 million lower than in the same period last year. The current quarter provision for loan losses was $3.0 million less than net loan charge-offs for the current quarter, thereby reducing the allowance to $194.5 million. At March 31, 2011 the allowance for loan losses was 2.08% of total loans, excluding loans held for sale, and was 250% of total non-accrual loans.

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

	March 31	December 31
(Dollars in thousands)	2011	2010

Non-accrual loans:
Business	$19,799	$8,933
Real estate – construction and land	35,392	52,752
Real estate – business	15,637	16,242
Real estate – personal	7,086	7,348

Total non-accrual loans	77,914	85,275

Foreclosed real estate	25,061	12,045

Total non-performing assets	$102,975	$97,320

Non-performing assets as a percentage of total loans	1.10%	1.03%
Non-performing assets as a percentage of total assets	.54%	.53%

Loans past due 90 days and still accruing interest:
Business	$734	$854
Real estate – construction and land	95	217
Real estate – business	26	—
Real estate – personal	3,421	3,554
Consumer	2,666	2,867
Revolving home equity	725	825
Consumer credit card	11,050	12,149

Total loans past due 90 days and still accruing interest	$18,717	$20,466

Non-accrual loans, which are also classified as impaired, totaled $77.9 million at March 31, 2011, and decreased $7.4 million from amounts recorded at December 31, 2010. The decline from December 31, 2010 occurred mainly in construction and land real estate non-accrual loans, which decreased $17.4 million, partly offset by an increase of $10.9 million in business loans. At March 31, 2011, non-accrual loans were comprised mainly of construction and land real estate loans (45.4%), business loans (25.4%) and business real estate loans (20.1%). Foreclosed real estate increased $13.0 million to a balance of $25.1 million at March 31, 2011. The overall increase of $5.7 million in total non-performing assets was mainly related to one construction loan participated to several other banks. The balance of this loan totaled $6.0 million, net of participated amounts of $5.9 million, and was on non-accrual status. During the quarter, this loan was foreclosed on, and the full fair value of the property ($11.9 million) was transferred to foreclosed real estate, thus increasing total non-performing assets by the participated amounts. The participating banks’ interest in this property has been recorded as a liability on the Company’s balance sheet.

Total loans past due 90 days or more and still accruing interest amounted to $18.7 million as of March 31, 2011, which decreased $1.7 million when compared to December 31, 2010, resulting mainly from a decline in consumer credit card loan delinquencies.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $259.3 million at March 31, 2011 compared with $233.5 million at December 31, 2010, resulting in an increase of $25.8 million, or 11.1%. The rise was largely due to an increase of $9.7 million in business loans, $8.5 million in business real estate loans and $6.4 million in construction and land real estate loans.

	March 31	December 31
(In thousands)	2011	2010

Potential problem loans:
Business	$89,355	$79,640
Real estate – construction and land	57,949	51,589
Real estate – business	102,535	94,063
Real estate – personal	9,351	7,910
Consumer	111	284

Total potential problem loans	$259,301	$233,486

At March 31, 2011, the Company had identified approximately $100.0 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $33.2 million have been placed on non-accrual status. Of the remaining $66.8 million, approximately $46.7 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms, and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $20.2 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs.

Loans with Special Risk Characteristics

Management relies primarily on an internal risk rating system, in addition to delinquency status, to assess risk in the loan portfolio, and these statistics are presented in Note 2 to the consolidated financial statements. However, certain types of loans are considered at high risk of loss due to their terms, location, or special conditions. Additional information about the major types of loans in these categories and their risk features are provided below. Information based on loan-to-value (LTV) ratios was generally calculated with valuations at loan origination date.

Real Estate – Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 4.6% of total loans outstanding at March 31, 2011. Balances in this portfolio decreased $31.1 million, or 6.8%, since December 31, 2010, which was mainly a reflection of weak loan demand in the housing sector.

			% of			% of
	March 31		Total	December 31		Total
(In thousands)	2011	% of Total	Loans	2010	% of Total	Loans

Residential land and land development	$92,640	21.6%	1.0%	$112,963	24.5%	1.2%
Residential construction	79,445	18.5	.8	80,516	17.5	.9
Commercial land and land development	110,655	25.7	1.2	115,106	25.0	1.2
Commercial construction	146,995	34.2	1.6	152,268	33.0	1.6

Total real estate – construction and land loans	$429,735	100.0%	4.6%	$460,853	100.0%	4.9%

Real Estate – Business Loans

Total business real estate loans were $2.1 billion at March 31, 2011 and comprised 22.4% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 49% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

			% of			% of
	March 31		Total	December 31		Total
(In thousands)	2011	% of Total	Loans	2010	% of Total	Loans

Owner-occupied	$1,018,377	48.6%	10.9%	$990,892	48.0%	10.5%
Office	261,184	12.5	2.8	254,882	12.4	2.7
Retail	213,170	10.2	2.3	226,418	11.0	2.4
Multi-family	175,771	8.4	1.9	143,051	6.9	1.5
Hotels	121,403	5.8	1.3	108,127	5.2	1.2
Farm	112,228	5.3	1.2	120,388	5.8	1.3
Industrial	99,684	4.7	1.0	118,159	5.7	1.3
Other	93,656	4.5	1.0	103,920	5.0	1.1

Total real estate – business loans	$2,095,473	100.0%	22.4%	$2,065,837	100.0%	22.0%

Real Estate – Personal Loans

The Company’s $1.4 billion personal real estate loan portfolio is composed of loans collateralized with residential real estate. Approximately $17.3 million of these loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. At March 31, 2011, the Company had loans totaling $149.7 million with no mortgage insurance that also have an LTV greater than 80%, compared to $154.8 million at December 31, 2010.

Revolving Home Equity Loans

The Company also has $468.3 million in revolving home equity loans at March 31, 2011, that are generally collateralized by residential real estate. Most of these loans (95.0%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2011, the outstanding principal of loans with an LTV higher than 80% was $76.2 million compared to $78.9 million as of December 31, 2010. Loan balances over 30 days past due with interest only payments within the revolving home equity loan portfolio amounted to $2.4 million, or .5%, at March 31, 2011 and $1.3 million, or .3%, at December 31, 2010.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage loans and the revolving floating rate line product mentioned above, the Company offers a third choice to those consumers desiring a fixed rate loan and a fixed maturity date. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $127.8 million and $132.7 million at March 31, 2011 and December 31, 2010, respectively. At the end of the first quarter of 2011, $36.8 million of this portfolio had an LTV over 80%, down from $39.3 million at the end of 2010.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 5% of the outstanding balance of fixed rate home equity loans at March 31, 2011. The Company has limited the offering of products with LTV ratios over 90% during the past several years, and only $90 thousand in new fixed rate home equity loans were written with these LTV ratios during the first three months of 2011.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in the first three months of 2011 of $274 thousand, $367 thousand and $341 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime loan products, which is defined as those offerings made to customers with a FICO score below 650, and has purchased no brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised of automobile, marine, and recreational vehicles (RV). Outstanding balances for these loans were $846.0 million and $882.7 million at March 31, 2011 and December 31, 2010, respectively. The balances over 30 days past due amounted to $10.5 million at March 31, 2011 compared to $15.1 million at the end of 2010. For the three months ended March 31, 2011, $51.2 million of new loans, the majority being automobile loans, were originated, compared to $187.1 million during the full year of 2010. The Company has curtailed new marine and RV loans during the past several years, and at March 31, 2011, outstanding balances totaled $505.3 million. The loss ratios experienced for marine and RV loans have been higher than for other consumer loan products in recent years, and the annualized ratios were 2.3% and 2.5% in the first three months of 2011 and 2010, respectively.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at March 31, 2011 of $774.1 million in consumer credit card loans outstanding, approximately $163.2 million, or 21.1%, carried a low introductory rate. Within the next six months, $90.7 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Income Taxes

Income tax expense was $27.5 million in the first quarter of 2011, compared to $24.4 million in the fourth quarter of 2010 and $18.4 million in the first quarter of 2010. The Company’s effective tax rate, including the effect of non-controlling interest, was 31.3% in the first quarter of 2011, compared with 28.3% in the fourth quarter of 2010 and 29.4% in the first quarter of 2010. The change in the effective tax rate for the first quarter of 2011 compared to the first and fourth quarters of 2010 were primarily due to changes in the mix of taxable and non-taxable income during those periods.

Financial Condition

Balance Sheet

Total assets of the Company were $19.0 billion at March 31, 2011 compared to $18.5 billion at December 31, 2010. Earning assets (excluding fair value adjustments on investment securities) amounted to $17.8 billion at March 31, 2011 consisting of 53% in loans and 42% in investment securities, compared to $17.3 billion at December 31, 2010.

During the first quarter of 2011, average loans, including loans held for sale, increased $53.8 million, or .6%, compared to the previous quarter. Also, these same loans decreased $964.3 million, or 9.2%, this quarter compared to the same period last year. The increase in average loans compared to the previous quarter was due to an increase in business and business real estate loans but offset by a decline in construction and consumer loans. Average business loans increased $133.1 million and included growth in commercial and tax free loans of $136.1 million, offset by a decline in lease loans of $3.0 million. Also, average business real estate loans increased $78.6 million. Construction and consumer loans declined $46.8 million and $43.8 million, respectively, mainly due to weak loan demand in the housing sector and seasonally lower consumer loan demand.

Total available for sale investment securities (excluding fair value adjustments) averaged $7.2 billion this quarter, up $71.0 million compared to the previous quarter. The increase was mainly the result of purchases of agency mortgage-backed and other asset-backed securities, totaling $340.2 million and $350.9 million, respectively, in the first quarter. On March 31, 2011, the duration of the investment portfolio was 2.2 years, and maturities of approximately $1.1 billion are expected to occur during the remainder of 2011. Total average long-term securities purchased under agreements to resell increased $171.0 million this quarter and totaled $567.8 million.

Total average deposits increased $593.0 million, or 4.1%, during the first quarter of 2011 compared to the previous quarter. This increase in average deposits resulted mainly from growth in non-interest bearing, money market and certificate of deposit accounts of $90.8 million, $378.6 million and $94.5 million, respectively. Approximately 66% of the deposit growth this quarter came from business type accounts. The average loans to deposits ratio in the current quarter was 62.5%, compared to 64.6% in the previous quarter.

Certain non-interest bearing deposit accounts, which were previously included in interest bearing money market deposit totals, have been reclassified to non-interest bearing deposits for all periods presented. The effect of this reclassification was to increase average non-interest bearing deposits for the quarters ended March 31, 2011 and December 31, 2010 by $3.4 billion and $3.3 billion, respectively.

During the current quarter, the Company’s average borrowings decreased $220.6 million compared to the previous quarter. This decrease was mainly due to a decline of $118.2 million in the average balance of FHLB advances during the current quarter and reflects maturities and the early pay-down of such advances in the fourth quarter of 2010, which affected first quarter averages. Average balances of federal funds purchased and repurchase agreements also decreased this quarter by $102.5 million.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

	March 31	March 31	December 31
(In thousands)	2011	2010	2010

Liquid assets:
Available for sale investment securities	$7,499,577	$6,256,242	$7,294,303
Federal funds sold	3,600	500	10,135
Long-term securities purchased under agreements to resell	700,000	—	450,000
Balances at the Federal Reserve Bank	203,940	7,818	122,076

Total	$8,407,117	$6,264,560	$7,876,514

Federal funds sold, which are sold to the Company’s correspondent bank customers and have overnight maturities, totaled $3.6 million as of March 31, 2011. Long-term resell agreements, maturing between 2012 and 2014, totaled $700.0 million at March 31, 2011. The Company holds marketable securities as collateral under these agreements, which totaled $720.0 million in fair value at March 31, 2011. Interest earning balances at the Federal Reserve Bank, which also have overnight maturities and are used for general liquidity purposes, totaled $203.9 million at March 31, 2011. The fair value of the available for sale investment portfolio was $7.5 billion at March 31, 2011 and included an unrealized net gain of $125.4 million. The total net unrealized gain included gains of $60.0 million on mortgage and asset-backed securities, $24.5 million on U.S. government securities, and $9.3 million on corporate debt. An additional $31.8 million unrealized gain was included in the fair value of common stock held by the Parent.

The portfolio includes maturities of approximately $1.4 billion over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At March 31, 2011, total investment securities pledged for these purposes were as follows:

March 31
(In thousands)	2011

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$563,818
FHLB borrowings and letters of credit	160,022
Securities sold under agreements to repurchase	1,260,700
Other deposits	1,239,104

Total pledged securities	3,223,644
Unpledged and available for pledging	3,459,994
Ineligible for pledging	815,939

Total available for sale securities, at fair value	$7,499,577

Liquidity is also available from the Company’s large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2011, such deposits totaled $12.6 billion and represented 81.3% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.5 billion at March 31, 2011. These accounts are normally considered more volatile and higher costing, and comprised 9.8% of total deposits at March 31, 2011.

	March 31	March 31	December 31
(In thousands)	2011	2010	2010

Core deposit base:
Non-interest bearing	$4,558,630	$3,900,443	$4,494,028
Interest checking	736,003	610,819	818,359
Savings and money market	7,338,052	6,568,797	7,028,472

Total	$12,632,685	$11,080,059	$12,340,859

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

	March 31	March 31	December 31
(In thousands)	2011	2010	2010

Borrowings:
Federal funds purchased	$42,223	$73,965	$4,910
Securities sold under agreements to repurchase	880,791	924,808	977,917
FHLB advances	104,395	723,849	104,675
Other long-term debt	7,577	7,658	7,598

Total	$1,034,986	$1,730,280	$1,095,100

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit, and totaled $42.2 million at March 31, 2011. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio, and at March 31, 2011 totaled $880.8 million. They were comprised of both non-insured customer funds totaling $480.8 million, which generally mature overnight, and structured repurchase agreements of $400.0 million. The structured repurchase agreements have variable rates and mature in 2013 and 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $104.4 million at March 31, 2011. These advances have fixed interest rates and mature in 2012 through 2017. Other outstanding long-term borrowings relate mainly to the Company’s private equity investment activity.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2011:

	March 31, 2011
		Federal
(In thousands)	FHLB	Reserve	Total

Collateral value pledged	$1,916,978	$1,398,673	$3,315,651
Advances outstanding	(104,395)	—	(104,395)
Letters of credit issued	(386,387)	—	(386,387)

Available for future advances	$1,426,196	$1,398,673	$2,824,869

In addition to those mentioned above, several other sources of liquidity are available. The Company has strong long-term deposit ratings from Standard & Poor’s and Moody’s of A+ and Aa2, respectively. Additionally, its sound commercial paper rating of A-1 from Standard & Poor’s and P-1 from Moody’s would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. Neither the Company nor its banking subsidiary has any subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Financing may also include the issuance of common or preferred stock.

Cash and cash equivalents (defined as “Cash and due from banks”, “Short-term federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying balance sheets) was $569.7 million at March 31, 2011 compared to $460.7 million at December 31, 2010. The $109.0 million increase included changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for March 31, 2011. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $102.0 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $417.1 million. Most of the cash outflow was due to $801.4 million in purchases of investment securities and $350.0 million in purchases of long-term securities purchased under agreements to resell, partly offset by $621.2 million in sales, maturities and pay downs of investment securities and $100.0 million in repayments of long-term securities purchased under agreements to resell. Financing activities provided cash of $424.1 million, resulting mainly from a net increase of $497.0 million in deposit accounts, which was partly offset by a $59.8 million net decrease in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for
	March 31	December 31	Well-Capitalized
(Dollars in thousands)	2011	2010	Banks

Risk-adjusted assets	$12,735,418	$12,717,868
Tier I risk-based capital	1,878,669	1,828,965
Total risk-based capital	2,052,629	2,002,646
Tier I risk-based capital ratio	14.75%	14.38%	6.00%
Total risk-based capital ratio	16.12%	15.75%	10.00%
Tier I leverage ratio	10.27%	10.17%	5.00%

The Company maintains a treasury stock buyback program, and in February 2008 was authorized by the Board of Directors to repurchase up to 3,000,000 shares of its common stock. During the quarter ended March 31, 2011, the Company purchased 101,625 shares of treasury stock at an average cost of $42.43 per share. At March 31, 2011, 1,656,953 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a per share cash dividend of $.230 in the first quarter of 2011, which was a 2.7% increase compared to the fourth quarter of 2010.

Commitments, Off-Balance Sheet Arrangements and Contingencies

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2011 totaled $7.2 billion (including approximately $3.4 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $323.3 million and $13.0 million, respectively, at March 31, 2011. Since many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.2 million at March 31, 2011.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During the first three months of 2011, purchases and sales of tax credits amounted to $18.4 million and $19.1 million, respectively, and at March 31, 2011, outstanding purchase commitments totaled $129.3 million.

The Parent has additional funding commitments arising from investments in private equity concerns, classified as non-marketable securities in the accompanying balance sheets, which total $1.3 million at March 31, 2011. In addition, the Parent expects to fund $21.7 million to venture capital subsidiaries over the next several years. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A complaint was filed on April 6, 2010 which alleges that the Bank was unjustly enriched through the manner by which it charged overdraft fees for certain debit card purchases. The suit is further discussed in Note 15 of the consolidated financial statements.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2011 and 2010.

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Three Months Ended March 31, 2011:
Net interest income	$71,522	$68,159	$9,549	$149,230	$11,743	$160,973
Provision for loan losses	(13,637)	(5,119)	(28)	(18,784)	2,995	(15,789)
Non-interest income	31,994	39,146	25,186	96,326	(420)	95,906
Investment securities gains, net	—	—	—	—	1,327	1,327
Non-interest expense	(69,827)	(55,714)	(22,215)	(147,756)	(6,204)	(153,960)

Income before income taxes	$20,052	$46,472	$12,492	$79,016	$9,441	$88,457

Three Months Ended March 31, 2010:
Net interest income	$81,033	$63,134	$9,013	$153,180	$9,530	$162,710
Provision for loan losses	(19,278)	(11,928)	(58)	(31,264)	(3,058)	(34,322)
Non-interest income	34,380	35,307	22,229	91,916	1,273	93,189
Investment securities losses, net	—	—	—	—	(3,665)	(3,665)
Non-interest expense	(73,829)	(54,036)	(21,811)	(149,676)	(6,048)	(155,724)

Income before income taxes	$22,306	$32,477	$9,373	$64,156	$(1,968)	$62,188

Increase (decrease) in income before income taxes:

Amount	$(2,254)	$13,995	$3,119	$14,860	$11,409	$26,269

Percent	(10.1)%	43.1%	33.3%	23.2%	N.M.	42.2%

Consumer

For the three months ended March 31, 2011, income before income taxes for the Consumer segment decreased $2.3 million, or 10.1%, from the first quarter of 2010. This decrease was mainly due to a decline of $9.5 million, or 11.7%, in net interest income, coupled with a decline of $2.4 million in non-interest income. Net interest income declined due to an $11.8 million decrease in loan interest income and a $1.8 million decrease in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios, partly offset by a decline of $4.0 million in deposit interest expense. The decline in loan interest income included a $3.5 million decrease in student loan interest, resulting from the Company’s sale of most of the student loan portfolios in 2010. Non-interest income decreased mainly due to a decline in deposit account fees (mainly overdraft charges), partly offset by an increase in bank card fee income (primarily debit card fees). Non-interest expense declined $4.0 million, or 5.4%, from the first quarter of 2010 due to lower supplies expense, student loan servicing costs, teller services expense, and deposit account processing expense. These decreases were partly offset by higher building rental expense and credit card fraud losses. The provision for loan losses totaled $13.6 million, a $5.6 million decrease from the first quarter of 2010, which was due mainly to lower losses on consumer credit card loans and marine and RV loans.

Commercial

For the three months ended March 31, 2011, income before income taxes for the Commercial segment increased $14.0 million, or 43.1%, compared to the same period in the previous year, mainly due to a lower provision for loan losses and growth in net interest income and non-interest income. Net interest income increased $5.0 million, or 8.0%, due to higher net allocated funding credits of $6.2 million and a decrease in deposit interest expense of $203 thousand, which were partly offset by a $1.4 million decline in loan interest income. The provision for loan losses in this segment totaled $5.1 million in the first quarter of 2011, a decrease of $6.8 million from the first quarter of 2010. During 2011, net charge-offs on construction loans declined $9.0 million, while net charge-offs on business loans increased $2.0 million. Non-interest income increased by $3.8 million, or 10.9%, over the previous year due to growth in bank card fee income (mainly corporate card), partly offset by lower corporate cash management fees. Non-interest expense increased $1.7 million, or 3.1%, over the previous year, mainly due to higher salaries expense (mainly incentive costs) and bank card fee expense, partly offset by lower costs for deposit account processing.

Wealth

Wealth segment pre-tax profitability for the three months ended March 31, 2011 increased $3.1 million, or 33.3%, over the same period in the previous year. Net interest income increased $536 thousand, or 5.9%, and was impacted by a $285 thousand decline in deposit interest expense and an $843 thousand increase in assigned net funding credits, offset by a $593 thousand decrease in loan interest income. Non-interest income increased $3.0 million, or 13.3%, over the prior year due to higher trust and brokerage fees. Non-interest expense increased $404 thousand, or 1.9%, mainly due to higher salaries and benefits expense.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was higher for the three months ended March 31, 2011 than in the previous period by $11.4 million. This increase was mainly due to a decline in the unallocated loan loss provision of $6.1 million. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, increased $2.2 million, while unallocated net gains on investment securities losses increased $5.0 million.

Regulatory Changes Affecting the Banking Industry

In March 2010, legislation was passed which expanded Pell Grants and Perkins Loan programs and required all colleges and universities to convert to direct lending programs with the U.S. government as of July 1, 2010. Previously, colleges and universities had the choice of participating in either direct lending with the U.S. government or a program whereby loans were originated by banks, but guaranteed by the U.S. government. The Company terminated its guaranteed student loan origination business effective July 1, 2010 and sold most of its student loan portfolios in 2010.

The Federal Reserve issued new regulations, effective July 1, 2010, which prohibited financial institutions from assessing fees for paying ATM and one-time debit card transactions that overdraw consumer accounts unless the consumer affirmatively consents to the financial institution’s overdraft practices. The Company has implemented new procedures to solicit and capture required customer consents and, effective July 1, 2010, prohibited such ATM and one-time debit card transactions causing overdrafts, unless an opt-in consent has been received. As not all customers provided such consent, these new regulations resulted in lower deposit fee income in the second half of 2010. Overdraft fees decreased $4.3 million during the first quarter 2011 as compared to the same period in the prior year, and most of this decrease related to these new regulations. As a means to mitigate some of the impact to revenue, the Company is developing other products and has begun offering some deposit accounts with monthly fees.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry. Its goals are to establish a new council of “systemic risk” regulators, create a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The provisions of the Dodd-Frank Act are so extensive that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time.

Under the provisions of the Dodd-Frank Act, the Federal Reserve proposed changes in December 2010 that would significantly limit the amount of debit card interchange fees charged by banks. The proposal outlines two alternatives for computing a “reasonable and proportional” fee. Industry analysts have estimated that revenues from debit card interchange may be reduced by as much as 70% under either approach. The proposal also seeks to limit network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on several unaffiliated networks. The Federal Reserve’s proposal did not include a specific adjustment for fraud prevention costs, which it intends to separately consider at a future date. The new rules would apply to bank issuers with more than $10 billion in assets and would take effect in July 2011. However, the Federal Reserve has announced a delay in finalizing the rules. The Company’s fees from debit card interchange subject to the proposed rule were $57 million in 2010.

Impact of Recently Issued Accounting Standards

Fair Value Measurements In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures related to transfers among fair value hierarchy levels and the activity of Level 3 assets and liabilities. This ASU also provides clarification for the disaggregation of fair value measurements of assets and liabilities, and the discussion of inputs and valuation techniques used for fair value measurements. The new disclosures and clarification were effective January 1, 2010, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures were effective January 1, 2011 and their adoption did not have a significant effect on the Company’s consolidated financial statements.

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance is intended to facilitate the evaluation of the nature of credit risk inherent in an entity’s loan portfolio, how that risk influences the allowance for credit losses, and the changes and reasons for those changes in the allowance. The ASU requires disclosures about the activity in the allowance, non-accrual and impaired loan status, credit quality indicators, past due information, loan modifications, and significant loan purchases and sales. Much of the disclosure is required on a disaggregated level, by portfolio segment or class basis. The effective date for disclosures about loans modified as troubled debt restructurings is concurrent with the effective date for new guidance for determining these restructurings, as discussed below. The disclosures required at this time are included in Note 2 in the accompanying consolidated financial statements and did not have a significant effect on the financial statements.

Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This guidance clarifies existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The ASU seeks to create consistency in the application of U.S. GAAP for identifying and evaluating debt restructurings and is effective July 1, 2011. The Company has not yet completed an analysis of the impact of the new guidance on its trouble debt restructurings.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended March 31, 2011 and 2010

	First Quarter 2011			First Quarter 2010
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,052,611	$27,465	3.65%	$2,830,429	$26,753	3.83%
Real estate – construction and land	451,536	5,001	4.49	633,726	6,268	4.01
Real estate – business	2,081,359	25,271	4.92	2,088,111	25,752	5.00
Real estate – personal	1,443,707	17,816	5.00	1,526,254	20,145	5.35
Consumer	1,147,049	18,296	6.47	1,306,507	22,369	6.94
Revolving home equity	475,437	5,013	4.28	488,492	5,186	4.31
Student(B)	—	—	—	328,725	1,848	2.28
Consumer credit card	775,271	20,883	10.92	762,925	23,665	12.58
Overdrafts	7,121	—	—	7,601	—	—

Total loans	9,434,091	119,745	5.15	9,972,770	131,986	5.37

Loans held for sale	58,148	298	2.08	483,763	1,904	1.60
Investment securities:
U.S. government and federal agency	434,656	4,112	3.84	439,476	2,161	1.99
Government-sponsored enterprise obligations	208,866	1,065	2.07	166,672	1,065	2.59
State and municipal obligations(A)	1,112,740	12,712	4.63	898,495	11,170	5.04
Mortgage and asset-backed securities	5,250,582	36,638	2.83	4,456,990	40,550	3.69
Other marketable securities(A)	175,860	2,563	5.91	181,123	2,087	4.67
Trading securities(A)	19,016	135	2.88	13,787	99	2.91
Non-marketable securities(A)	103,810	1,802	7.04	123,435	1,799	5.91

Total investment securities	7,305,530	59,027	3.28	6,279,978	58,931	3.81

Short-term federal funds sold and securities
purchased under agreements to resell	5,100	10	.80	7,224	15	.84
Long-term securities purchased
under agreements to resell	567,778	2,162	1.54	—	—	—
Interest earning deposits with banks	146,493	90	.25	108,137	65	.24

Total interest earning assets	17,517,140	181,332	4.20	16,851,872	192,901	4.64

Less allowance for loan losses	(196,072)			(196,742)
Unrealized gain on investment securities	129,343			127,625
Cash and due from banks	346,573			363,714
Land, buildings and equipment, net	384,832			402,219
Other assets	369,674			413,236

Total assets	$18,551,490			$17,961,924

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$500,386	175	.14	$461,244	114	.10
Interest checking and money market	7,398,662	6,725	.37	6,521,696	6,982	.43
Time open & C.D.’s of less than $100,000	1,426,157	3,743	1.06	1,766,189	6,815	1.56
Time open & C.D.’s of $100,000 and over	1,433,564	2,673	.76	1,323,701	3,923	1.20

Total interest bearing deposits	10,758,769	13,316	.50	10,072,830	17,834	.72

Borrowings:
Federal funds purchased and
securities sold under agreements
to repurchase	1,022,784	622	.25	1,165,618	820	.29
Other borrowings	112,381	915	3.30	734,921	6,713	3.70

Total borrowings	1,135,165	1,537	.55	1,900,539	7,533	1.61

Total interest bearing liabilities	11,893,934	14,853	.51%	11,973,369	25,367	.86%

Non-interest bearing deposits	4,437,032			3,872,174
Other liabilities	168,248			193,998
Equity	2,052,276			1,922,383

Total liabilities and equity	$18,551,490			$17,961,924

Net interest margin (T/E)		$166,479			$167,534

Net yield on interest earning assets			3.85%			4.03%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	This portfolio of student loans was purchased in 2008 with the intent to hold to maturity. In October 2010, the seller elected to repurchase the loans under the terms of the original agreement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2010 Annual Report on Form 10-K.

The table below shows the effect that gradual rising and/or falling interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2011		December 31, 2010		March 31, 2010
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

300 basis points rising	$2.6	.42%	$10.4	1.70%	$16.9	2.58%
200 basis points rising	1.1	.17	7.6	1.25	14.8	2.27
100 basis points rising	(2.4)	(.38)	2.8	.46	8.7	1.33

As shown above, under the rising rate scenarios presented, a gradual increase in rates of 100 basis points would decrease net interest income by $2.4 million, or .4%, while a 200 basis point rising scenario would increase net interest income by $1.1 million, or .2%. Under a 300 basis point rising scenario, net interest income would increase $2.6 million, or .4%. Due to the already low interest rate environment, the Company did not model a 100 basis point falling scenario. Under rising rate models, the potential increase in net interest income in the current quarter is lower than the previous quarter for several reasons. As of March 31, 2011, total interest earning assets were $494.8 million higher than the balance at December 31, 2010. During the first quarter of 2011, period end loans, where most variable rate assets reside, declined $46.4 million, while available for sale securities, which are mostly at fixed rates, increased $205.3 million. Under rising rate scenarios, the Company’s lower loan levels lessen the beneficial effect of rising rates; while higher levels of fixed rate securities have little impact on interest income. Long-term securities purchased under agreements to resell grew $250.0 million during the quarter; however, the new agreements earn fixed rates or are subject to an interest rate cap. Additionally, on the liability side of the balance sheet, growth of $131.5 million in variable rate money market deposits caused the Company to be less asset-sensitive. C.D.’s of $100,000 or greater, which are considered more volatile than other deposits, grew $239.7 million during the quarter. These deposits are modeled to run off and to be replaced with higher costing deposits, further causing the Company to be less asset-sensitive.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

January 1 – 31, 2011	94,118	$42.59	94,118	1,664,460
February 1 – 28, 2011	5,018	$40.72	5,018	1,659,442
March 1 – 31, 2011	2,489	$39.67	2,489	1,656,953

Total	101,625	$42.43	101,625	1,656,953

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At March 31, 2011, 1,656,953 shares remain available to be purchased under the current authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ James L. Swarts
James L. Swarts
Vice President & Secretary

Date: May 9, 2011

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 9, 2011

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

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.