Form 10-Q
period 2011-06-30
COMMERCE BANCSHARES INC /MO/
filed 2011-08-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

  Yes ☐     No ☑

As of July 21, 2011, the registrant had outstanding 86,852,616 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2011	2010

	(Unaudited)
	(In thousands)

ASSETS
Loans	$9,237,078	$9,410,982
Allowance for loan losses	(191,538)	(197,538)

Net loans	9,045,540	9,213,444

Loans held for sale	42,359	63,751
Investment securities:
Available for sale ($425,864,000 and $429,439,000 pledged in 2011 and 2010, respectively, to secure structured repurchase agreements)	7,717,634	7,294,303
Trading	32,074	11,710
Non-marketable	109,867	103,521

Total investment securities	7,859,575	7,409,534

Short-term federal funds sold and securities purchased under agreements to resell	10,845	10,135
Long-term securities purchased under agreements to resell	850,000	450,000
Interest earning deposits with banks	535,696	122,076
Cash and due from banks	340,594	328,464
Land, buildings and equipment, net	374,732	383,397
Goodwill	125,585	125,585
Other intangible assets, net	9,394	10,937
Other assets	376,540	385,016

Total assets	$19,570,860	$18,502,339

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$4,834,750	$4,494,028
Savings, interest checking and money market	8,139,989	7,846,831
Time open and C.D.’s of less than $100,000	1,273,961	1,465,050
Time open and C.D.’s of $100,000 and over	1,407,866	1,279,112

Total deposits	15,656,566	15,085,021

Federal funds purchased and securities sold under agreements to repurchase	1,282,470	982,827
Other borrowings	111,929	112,273
Other liabilities	388,328	298,754

Total liabilities	17,439,293	16,478,875

Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 87,296,284 shares in 2011 and 86,788,322 shares in 2010	436,481	433,942
Capital surplus	979,247	971,293
Retained earnings	645,155	555,778
Treasury stock of 355,116 shares in 2011 and 61,839 shares in 2010, at cost	(14,515)	(2,371)
Accumulated other comprehensive income	83,000	63,345

Total Commerce Bancshares, Inc. stockholders’ equity	2,129,368	2,021,987
Non-controlling interest	2,199	1,477

Total equity	2,131,567	2,023,464

Total liabilities and equity	$19,570,860	$18,502,339

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(In thousands, except per share data)	2011	2010	2011	2010

	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$116,769	$128,781	$235,146	$259,703
Interest and fees on loans held for sale	309	2,261	607	4,165
Interest on investment securities	57,712	53,801	112,601	108,964
Interest on short-term federal funds sold and securities purchased under agreements to resell	22	13	32	28
Interest on long-term securities purchased under agreements to resell	3,165	—	5,327	—
Interest on deposits with banks	110	201	200	266

Total interest income	178,087	185,057	353,913	373,126

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	6,372	7,711	13,272	14,807
Time open and C.D.’s of less than $100,000	2,965	6,059	6,708	12,874
Time open and C.D.’s of $100,000 and over	2,434	3,562	5,107	7,485
Interest on federal funds purchased and securities sold under agreements to repurchase	687	826	1,309	1,646
Interest on other borrowings	919	3,791	1,834	10,496

Total interest expense	13,377	21,949	28,230	47,308

Net interest income	164,710	163,108	325,683	325,818
Provision for loan losses	12,188	22,187	27,977	56,509

Net interest income after provision for loan losses	152,522	140,921	297,706	269,309

NON-INTEREST INCOME
Bank card transaction fees	41,304	37,659	78,766	70,149
Trust fees	22,544	20,358	44,116	39,676
Deposit account charges and other fees	20,789	25,472	40,089	49,453
Bond trading income	4,979	5,387	9,699	10,391
Consumer brokerage services	2,880	2,372	5,543	4,489
Loan fees and sales	2,075	3,472	3,899	5,311
Other	6,773	6,738	15,138	15,178

Total non-interest income	101,344	101,458	197,250	194,647

INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	(2,119)	4,415	4,186	5,710
Noncredit-related losses (reversals) on securities not expected to be sold	1,469	(5,091)	(5,110)	(7,843)

Net impairment losses	(650)	(676)	(924)	(2,133)
Realized gains (losses) on sales and fair value adjustments	2,606	1,336	4,207	(872)

Investment securities gains (losses), net	1,956	660	3,283	(3,005)

NON-INTEREST EXPENSE
Salaries and employee benefits	84,223	87,108	171,615	174,546
Net occupancy	11,213	11,513	23,250	23,611
Equipment	5,702	5,938	11,279	11,839
Supplies and communication	5,692	6,829	11,224	14,167
Data processing and software	17,531	17,497	33,998	34,103
Marketing	4,495	5,002	8,753	9,720
Deposit insurance	2,780	4,939	7,671	9,689
Indemnification obligation	—	(1,683)	(1,359)	(1,683)
Other	21,877	18,650	41,042	35,525

Total non-interest expense	153,513	155,793	307,473	311,517

Income before income taxes	102,309	87,246	190,766	149,434
Less income taxes	32,692	27,428	60,199	45,805

Net income	69,617	59,818	130,567	103,629
Less non-controlling interest expense (income)	583	84	1,080	(275)

Net income attributable to Commerce Bancshares, Inc.	$69,034	$59,734	$129,487	$103,904

Net income per common share – basic	$.80	$.69	$1.49	$1.19
Net income per common share – diluted	$.79	$.68	$1.48	$1.18

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
					Accumulated
					Other	Non-
(In thousands,	Common	Capital	Retained	Treasury	Comprehensive	Controlling
except per share data)	Stock	Surplus	Earnings	Stock	Income (Loss)	Interest	Total

	(Unaudited)

Balance January 1, 2011	$433,942	$971,293	$555,778	$(2,371)	$63,345	$1,477	$2,023,464

Net income			129,487			1,080	130,567
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					3,511		3,511
Change in unrealized gain (loss) on all other available for sale securities, net of tax					15,474		15,474
Amortization of pension loss, net of tax					670		670

Total comprehensive income							150,222

Distributions to non-controlling interest						(358)	(358)
Purchase of treasury stock				(18,341)			(18,341)
Issuance of stock under purchase and equity compensation plans	1,563	5,483		6,317			13,363
Net tax benefit related to equity compensation plans		955					955
Stock-based compensation		2,372					2,372
Issuance of nonvested stock awards	976	(856)		(120)			—
Cash dividends paid ($.460 per share)			(40,110)				(40,110)

Balance June 30, 2011	$436,481	$979,247	$645,155	$(14,515)	$83,000	$2,199	$2,131,567

Balance January 1, 2010	$415,637	$854,490	$568,532	$(838)	$46,407	$1,677	$1,885,905

Net income			103,904			(275)	103,629
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					7,420		7,420
Change in unrealized gain (loss) on all other available for sale securities, net of tax					21,267		21,267
Amortization of pension loss, net of tax					703		703

Total comprehensive income							133,019

Distributions to non-controlling interest						(235)	(235)
Purchase of treasury stock				(943)			(943)
Issuance of stock under purchase and equity compensation plans	1,229	4,640		(198)			5,671
Net tax benefit related to equity compensation plans		1,026					1,026
Stock-based compensation		3,386					3,386
Issuance of nonvested stock awards	751	(577)		(174)			—
Cash dividends paid ($.448 per share)			(39,215)				(39,215)

Balance June 30, 2010	$417,617	$862,965	$633,221	$(2,153)	$75,797	$1,167	$1,988,614

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30
(In thousands)	2011	2010

	(Unaudited)

OPERATING ACTIVITIES:
Net income	$130,567	$103,629
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,977	56,509
Provision for depreciation and amortization	23,732	24,864
Amortization of investment security premiums, net	2,413	8,752
Investment securities (gains) losses, net(A)	(3,283)	3,005
Net gains on sales of loans held for sale	(1,147)	(2,466)
Originations of loans held for sale	(28,631)	(288,903)
Proceeds from sales of loans held for sale	51,297	146,747
Net increase in trading securities	(374)	(2,121)
Stock-based compensation	2,372	3,386
Increase in interest receivable	(1,095)	(512)
Decrease in interest payable	(2,686)	(3,829)
Increase in income taxes payable	5,594	7,598
Net tax benefit related to equity compensation plans	(955)	(1,026)
Other changes, net	(10,912)	39,097

Net cash provided by operating activities	194,869	94,730

INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	11,202	64,087
Proceeds from maturities/pay downs of investment securities(A)	1,400,631	954,133
Purchases of investment securities(A)	(1,809,501)	(1,040,529)
Net decrease in loans	139,927	356,824
Long-term securities purchased under agreements to resell	(500,000)	—
Repayments of long-term securities purchased under agreements to resell	100,000	—
Purchases of land, buildings and equipment	(11,133)	(9,395)
Sales of land, buildings and equipment	1,711	377

Net cash provided by (used in) investing activities	(667,163)	325,497

FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	705,923	295,593
Net decrease in time open and C.D.’s	(62,335)	(25,649)
Net increase (decrease) in short-term federal funds purchased and securities sold under agreements to repurchase	299,643	(96,835)
Repayment of long-term borrowings	(352)	(372,065)
Net increase in short-term borrowings	8	—
Purchases of treasury stock	(18,341)	(943)
Issuance of stock under stock purchase and equity compensation plans	13,363	5,671
Net tax benefit related to equity compensation plans	955	1,026
Cash dividends paid on common stock	(40,110)	(39,215)

Net cash provided by (used in) financing activities	898,754	(232,417)

Increase in cash and cash equivalents	426,460	187,810
Cash and cash equivalents at beginning of year	460,675	463,834

Cash and cash equivalents at June 30	$887,135	$651,644

(A) Available for sale and non-marketable securities

Income tax net payments	$54,661	$38,182
Interest paid on deposits and borrowings	$30,916	$51,137
Loans transferred to foreclosed real estate	$18,343	$8,982

See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Unaudited)

1.	Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2010 data to conform to current year presentation. These included the reclassification of certain non-interest bearing deposits from money market accounts to non-interest bearing deposits, in order to more accurately present the Company’s balances of non-interest bearing deposits. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2010 Annual Report on Form 10-K.

2.	Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at June 30, 2011 and December 31, 2010 are as follows:

	June 30	December 31
(In thousands)	2011	2010

Commercial:
Business	$2,921,556	$2,957,043
Real estate – construction and land	433,464	460,853
Real estate – business	2,097,691	2,065,837
Personal Banking:
Real estate – personal	1,438,030	1,440,386
Consumer	1,108,909	1,164,327
Revolving home equity	467,391	477,518
Consumer credit card	764,844	831,035
Overdrafts	5,193	13,983

Total loans	$9,237,078	$9,410,982

At June 30, 2011, loans of $3.0 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.2 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2011 follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total

Balance at beginning of period	$128,351	$66,187	$194,538	$119,946	$77,592	$197,538
Provision	1,815	10,373	12,188	15,280	12,697	27,977
Deductions:
Loans charged off	3,946	15,656	19,602	10,310	32,681	42,991
Less recoveries on loans	1,043	3,371	4,414	2,347	6,667	9,014

Net loans charged off	2,903	12,285	15,188	7,963	26,014	33,977

Balance at June 30, 2011	$127,263	$64,275	$191,538	$127,263	$64,275	$191,538

A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2010 follows:

	For the Three Months	For the Six Months
(In thousands)	Ended June 30	Ended June 30

Balance at beginning of period	$197,538	$194,480
Provision for loan losses	22,187	56,509
Deductions:
Loans charged off	26,818	62,338
Less recoveries on loans	4,631	8,887

Net loans charged off	22,187	53,451

Balance at June 30, 2010	$197,538	$197,538

The following table shows the balance in the allowance for loan losses and the related loan balance at June 30, 2011 and December 31, 2010, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

		Personal
(In thousands)	Commercial	Banking	Total

June 30, 2011
Allowance for loan losses:
Impaired loans	$6,862	$3,599	$10,461
All other loans	120,401	60,676	181,077

Loans outstanding:
Impaired loans	119,133	30,464	149,597
All other loans	5,333,578	3,753,903	9,087,481

December 31, 2010
Allowance for loan losses:
Impaired loans	$6,127	$3,243	$9,370
All other loans	113,819	74,349	188,168

Loans outstanding:
Impaired loans	118,532	26,828	145,360
All other loans	5,365,201	3,900,421	9,265,622

Impaired loans

The table below shows the Company’s investment in impaired loans at June 30, 2011 and December 31, 2010. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. They are largely comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk, and as a result were classified as troubled debt restructurings. These loans totaled $48.5 million and $41.3 million at June 30, 2011 and December 31, 2010, respectively. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $21.4 million at June 30, 2011 and $18.8 million at December 31, 2010.

	June 30	December 31
(In thousands)	2011	2010

Non-accrual loans	$79,717	$85,275
Restructured loans	69,880	60,085

Total impaired loans	$149,597	$145,360

The Company had commitments of $11.4 million at June 30, 2011 to lend additional funds to borrowers with impaired loans, of which $2.5 million relate to restructured loans.

The following table provides additional information about impaired loans held by the Company at June 30, 2011 and December 31, 2010, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

				Interest Income Recognized *
		Unpaid		For the Period Ended
	Recorded	Principal	Related	June 30, 2011
(In thousands)	Investment	Balance	Allowance	Three Months	Six Months

June 30, 2011
With no related allowance recorded:
Business	$12,315	$14,189	$—	$—	$—
Real estate – construction and land	21,943	49,812	—	—	—
Real estate – business	6,876	9,009	—	—	—
Real estate – personal	757	757	—	—	—

	$41,891	$73,767	$—	$—	$—

With an allowance recorded:
Business	$24,961	$28,128	$2,192	$85	$170
Real estate – construction and land	25,576	30,928	2,097	186	373
Real estate – business	27,462	31,126	2,573	204	407
Real estate – personal	8,311	10,555	1,019	7	14
Consumer credit card	21,396	21,396	2,580	447	894

	$107,706	$122,133	$10,461	$929	$1,858

Total	$149,597	$195,900	$10,461	$929	$1,858

December 31, 2010
With no related allowance recorded:
Business	$3,544	$5,095	$—
Real estate – construction and land	30,979	55,790	—
Real estate – business	4,245	5,295	—
Real estate – personal	755	755	—

	$39,523	$66,935	$—

With an allowance recorded:
Business	$18,464	$21,106	$1,665
Real estate – construction and land	39,719	52,587	2,538
Real estate – business	21,581	25,713	1,924
Real estate – personal	7,294	9,489	936
Consumer credit card	18,779	18,779	2,307

	$105,837	$127,674	$9,370

Total	$145,360	$194,609	$9,370

*	Represents interest income recognized on impaired loans held at June 30, 2011. Interest shown is interest recognized on accruing restructured loans as noted above.

Total average impaired loans, shown in the table below, were $143.9 million and $144.8 million, respectively, during the three and six month periods ended June 30, 2011, compared to total average impaired loans of $173.0 million during the entire year ended December 31, 2010.

		Personal
(In thousands)	Commercial	Banking	Total

Average impaired loans:
For the three months ended June 30, 2011:
Non-accrual loans	$69,104	$7,063	$76,167
Restructured loans	46,037	21,679	67,716

Total	$115,141	$28,742	$143,883

For the six months ended June 30, 2011:
Non-accrual loans	$72,186	$7,045	$79,231
Restructured loans	44,495	21,107	65,602

Total	$116,681	$28,152	$144,833

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2011 and December 31, 2010.

	Current or		90 Days
	Less Than	30 – 89	Past Due
	30 Days Past	Days Past	and Still
(In thousands)	Due	Due	Accruing	Non-accrual	Total

June 30, 2011
Commercial:
Business	$2,884,367	$10,404	$755	$26,030	$2,921,556
Real estate – construction and land	399,555	4,329	871	28,709	433,464
Real estate – business	2,058,387	15,960	6,564	16,780	2,097,691
Personal Banking:
Real estate – personal	1,414,558	10,713	4,561	8,198	1,438,030
Consumer	1,094,631	12,790	1,488	—	1,108,909
Revolving home equity	465,795	836	760	—	467,391
Consumer credit card	746,505	9,740	8,599	—	764,844
Overdrafts	4,809	384	—	—	5,193

Total	$9,068,607	$65,156	$23,598	$79,717	$9,237,078

December 31, 2010
Commercial:
Business	$2,927,403	$19,853	$854	$8,933	$2,957,043
Real estate – construction and land	400,420	7,464	217	52,752	460,853
Real estate – business	2,040,794	8,801	—	16,242	2,065,837
Personal Banking:
Real estate – personal	1,413,905	15,579	3,554	7,348	1,440,386
Consumer	1,145,561	15,899	2,867	—	1,164,327
Revolving home equity	475,764	929	825	—	477,518
Consumer credit card	806,373	12,513	12,149	—	831,035
Overdrafts	13,555	428	—	—	13,983

Total	$9,223,775	$81,466	$20,466	$85,275	$9,410,982

Credit quality

The following table provides information about the credit quality of the Commercial loan portfolio, using the Company’s internal rating system as an indicator. The information below was updated as of June 30, 2011 and December 31, 2010 for this indicator. The credit quality of Personal Banking loans is monitored on the basis of aging/delinquency, and this information is provided in the table above.

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

	Commercial Loans

		Real	Real
		Estate-	Estate-
(In thousands)	Business	Construction	Business	Total

June 30, 2011
Pass	$2,768,123	$334,465	$1,904,087	$5,006,675
Special mention	50,266	9,751	50,274	110,291
Substandard	77,137	60,539	126,550	264,226
Non-accrual	26,030	28,709	16,780	71,519

Total	$2,921,556	$433,464	$2,097,691	$5,452,711

December 31, 2010
Pass	$2,801,328	$327,167	$1,878,005	$5,006,500
Special mention	67,142	29,345	77,527	174,014
Substandard	79,640	51,589	94,063	225,292
Non-accrual	8,933	52,752	16,242	77,927

Total	$2,957,043	$460,853	$2,065,837	$5,483,733

The Company’s holdings of foreclosed real estate totaled $23.6 million and $12.0 million at June 30, 2011 and December 31, 2010, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $4.5 million and $10.4 million at June 30, 2011 and December 31, 2010, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

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

	June 30	December 31
(In thousands)	2011	2010

Balance outstanding:
Student loans, at cost	$38,079	$53,901
Residential mortgage loans, at cost	4,459	10,419
Valuation allowance on student loans	(179)	(569)

Total loans held for sale, at lower of cost or fair value	$42,359	$63,751

	For the Six
	Months
	Ended June 30
(In thousands)	2011	2010

Net gains on sales:
Student loans	$386	$1,689
Residential mortgage loans	761	777

Total gains on sales of loans held for sale, net	$1,147	$2,466

3.	Investment Securities

Investment securities, at fair value, consisted of the following at June 30, 2011 and December 31, 2010.

	June 30	December 31
(In thousands)	2011	2010

Available for sale:
U.S. government and federal agency obligations	$356,246	$455,537
Government-sponsored enterprise obligations	264,553	201,895
State and municipal obligations	1,193,561	1,119,485
Agency mortgage-backed securities	2,913,805	2,491,199
Non-agency mortgage-backed securities	385,937	455,790
Other asset-backed securities	2,394,627	2,354,260
Other debt securities	168,859	176,964
Equity securities	40,046	39,173

Total available for sale	7,717,634	7,294,303

Trading	32,074	11,710
Non-marketable	109,867	103,521

Total investment securities	$7,859,575	$7,409,534

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $45.2 million at both June 30, 2011 and December 31, 2010. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $64.6 million and $58.2 million at June 30, 2011 and December 31, 2010, respectively.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2011 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

	Amortized
(Dollars in thousands)	Cost	Fair Value

U.S. government and federal agency obligations:
Within 1 year	$2,365	$2,367
After 1 but within 5 years	135,522	147,445
After 5 but within 10 years	190,441	206,434

Total U.S. government and federal agency obligations	328,328	356,246

Government-sponsored enterprise obligations:
Within 1 year	85,130	86,384
After 1 but within 5 years	107,184	108,351
After 5 but within 10 years	58,727	58,863
After 10 years	11,000	10,955

Total government-sponsored enterprise obligations	262,041	264,553

State and municipal obligations:
Within 1 year	135,296	136,620
After 1 but within 5 years	459,340	472,245
After 5 but within 10 years	355,389	357,330
After 10 years	234,770	227,366

Total state and municipal obligations	1,184,795	1,193,561

Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,845,564	2,913,805
Non-agency mortgage-backed securities	383,271	385,937
Other asset-backed securities	2,383,208	2,394,627

Total mortgage and asset-backed securities	5,612,043	5,694,369

Other debt securities:
Within 1 year	61,531	62,499
After 1 but within 5 years	98,445	106,360

Total other debt securities	159,976	168,859

Equity securities	10,291	40,046

Total available for sale investment securities	$7,557,474	$7,717,634

Included in U.S. government securities are $346.4 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS). Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $141.9 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $33.1 million at June 30, 2011.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

June 30, 2011
U.S. government and federal agency obligations	$328,328	$27,918	$—	$356,246
Government-sponsored enterprise obligations	262,041	2,843	(331)	264,553
State and municipal obligations	1,184,795	22,365	(13,599)	1,193,561
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,845,564	69,910	(1,669)	2,913,805
Non-agency mortgage-backed securities	383,271	10,653	(7,987)	385,937
Other asset-backed securities	2,383,208	11,797	(378)	2,394,627

Total mortgage and asset-backed securities	5,612,043	92,360	(10,034)	5,694,369

Other debt securities	159,976	8,883	—	168,859
Equity securities	10,291	29,755	—	40,046

Total	$7,557,474	$184,124	$(23,964)	$7,717,634

December 31, 2010
U.S. government and federal agency obligations	$434,878	$20,659	$—	$455,537
Government-sponsored enterprise obligations	200,061	2,364	(530)	201,895
State and municipal obligations	1,117,020	19,108	(16,643)	1,119,485
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437,123	57,516	(3,440)	2,491,199
Non-agency mortgage-backed securities	459,363	10,940	(14,513)	455,790
Other asset-backed securities	2,342,866	12,445	(1,051)	2,354,260

Total mortgage and asset-backed securities	5,239,352	80,901	(19,004)	5,301,249

Other debt securities	165,883	11,081	—	176,964
Equity securities	7,569	31,604	—	39,173

Total	$7,164,763	$165,717	$(36,177)	$7,294,303

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2011, the fair value of securities on this watch list was $258.4 million.

As of June 30, 2011, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $146.9 million. The credit-related portion of the impairment totaled $8.5 million and was recorded in earnings. The noncredit-related portion of the impairment totaled $6.5 million on a pre-tax basis, and has been recognized in accumulated other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost bases.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range

Prepayment CPR	7% - 25%
Projected cumulative default	11% - 51%
Credit support	0% - 18%
Loss severity	33% - 57%

The following table shows changes in the credit losses recorded in the six months ended June 30, 2011 and 2010, for which a portion of an OTTI was recognized in other comprehensive income.

	For the
	Six Months
	Ended June 30
(In thousands)	2011	2010

Balance at January 1	$7,542	$2,473
Credit losses on debt securities for which impairment was not previously recognized	53	88
Credit losses on debt securities for which impairment was previously recognized	871	2,045
Increase in expected cash flows that are recognized over remaining life of security	(53)	—

Balance at June 30	$8,413	$4,606

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2011
Government-sponsored enterprise obligations	$42,078	$331	$—	$—	$42,078	$331
State and municipal obligations	177,677	2,453	96,602	11,146	274,279	13,599
Mortgage and asset-backed securities:
Agency mortgage-backed securities	238,483	1,669	—	—	238,483	1,669
Non-agency mortgage-backed securities	38,749	250	139,127	7,737	177,876	7,987
Other asset-backed securities	299,909	378	—	—	299,909	378

Total mortgage and asset-backed securities	577,141	2,297	139,127	7,737	716,268	10,034

Total	$796,896	$5,081	$235,729	$18,883	$1,032,625	$23,964

December 31, 2010
Government-sponsored enterprise obligations	$10,850	$530	$—	$—	$10,850	$530
State and municipal obligations	345,775	7,470	82,269	9,173	428,044	16,643
Mortgage and asset-backed securities:
Agency mortgage-backed securities	660,326	3,440	—	—	660,326	3,440
Non-agency mortgage-backed securities	15,893	36	170,545	14,477	186,438	14,513
Other asset-backed securities	487,822	1,029	24,928	22	512,750	1,051

Total mortgage and asset-backed securities	1,164,041	4,505	195,473	14,499	1,359,514	19,004

Total	$1,520,666	$12,505	$277,742	$23,672	$1,798,408	$36,177

The total available for sale portfolio consisted of approximately 1,400 individual securities at June 30, 2011. The portfolio included 186 securities, having an aggregate fair value of $1.0 billion that were in a loss position at June 30, 2011. Securities identified as other-than-temporarily impaired which have been in a loss position for 12 months or longer totaled $121.4 million at fair value, or 1.6% of the total available for sale portfolio value. Securities with temporary impairment which have been in a loss position for 12 months or longer totaled $114.4 million, or 1.5% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $13.6 million at June 30, 2011. Of these losses, $11.1 million related to auction rate securities (ARS) and $2.5 million related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $1.1 billion at fair value, or 13.6% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the largest holdings, by state and economic sector, is shown in the table below.

		Average	Average
	% of	Life	Rating
	Portfolio	(in years)	(Moody’s)

At June 30, 2011
Texas	10.3%	5.6	Aa1
Florida	8.2	5.2	Aa3
Washington	7.0	3.3	Aa2
Arizona	5.1	3.7	Aa3
Illinois	5.1	5.2	Aa2

General obligation	26.0%	3.7	Aa2
Housing	18.5	4.9	Aa1
Transportation	16.3	4.0	Aa3
Lease	12.8	3.3	Aa2
Refunded	6.7	2.0	Aaa

The remaining unrealized losses on the Company’s investments, as shown in the preceding tables, are largely contained in the portfolio of non-agency mortgage-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying mortgage collateral. While virtually all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, the adverse housing market and overall economic climate has resulted in low fair values for these securities. Also, as mentioned above, the Company maintains a watch list comprised mostly of these securities, and has recorded OTTI losses on certain of these securities. The Company continues to closely monitor the performance of these securities. Additional OTTI losses may arise in future periods due to further deterioration in expected cash flows, loss severities and delinquency levels of the securities’ underlying collateral, which would negatively affect the Company’s financial results.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six
	Months Ended
	June 30
(In thousands)	2011	2010

Proceeds from sales of available for sale securities	$11,202	$64,087

Available for sale:
Gains realized on sales	$177	$1,920
Losses realized on sales	—	(151)
Other-than-temporary impairment recognized on debt securities	(924)	(2,133)
Non-marketable:
Fair value adjustments, net	4,030	(2,641)

Investment securities gains (losses), net	$3,283	$(3,005)

At June 30, 2011, securities carried at $3.7 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $425.9 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4.	Goodwill and Other Intangible Assets

The following table presents information about the Company’s intangible assets which have estimable useful lives.

	June 30, 2011				December 31, 2010
	Gross				Gross
	Carrying	Accumulated	Valuation	Net	Carrying	Accumulated	Valuation	Net
(In thousands)	Amount	Amortization	Allowance	Amount	Amount	Amortization	Allowance	Amount

Amortizable intangible assets:
Core deposit premium	$25,720	$(17,521)	$—	$8,199	$25,720	$(16,108)	$—	$9,612
Mortgage servicing rights	3,092	(1,723)	(174)	1,195	3,082	(1,572)	(185)	1,325

Total	$28,812	$(19,244)	$(174)	$9,394	$28,802	$(17,680)	$(185)	$10,937

Aggregate amortization expense on intangible assets was $751 thousand and $911 thousand, respectively, for the three month periods ended June 30, 2011 and 2010, and $1.6 million and $1.8 million for the six month periods ended June 30, 2011 and 2010. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2011. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)

2011	$2,870
2012	2,331
2013	1,795
2014	1,315
2015	967

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2011 is as follows.

			Mortgage
		Core Deposit	Servicing
(In thousands)	Goodwill	Premium	Rights

Balance at January 1, 2011	$125,585	$9,612	$1,325
Originations	—	—	10
Amortization	—	(1,413)	(151)
Impairment reversal	—	—	11

Balance at June 30, 2011	$125,585	$8,199	$1,195

Goodwill allocated to the Company’s operating segments at June 30, 2011 and December 31, 2010 is shown below.

(In thousands)

Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746

Total goodwill	$125,585

5.	Guarantees

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2011 that net liability was $3.9 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $319.6 million at June 30, 2011.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at June 30, 2011, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At June 30, 2011, the liability recorded for guarantor RPAs was $373 thousand, and the notional amount of the underlying swaps was $79.4 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at June 30, 2011, the Company would have been required to make payments of approximately $4.6 million.

At December 31, 2010, the Company carried a liability of $4.4 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). An escrow account established by Visa is used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from an initial public offering and subsequently funded with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. Additional funding occurred during March 2011 when Visa contributed $400 million to the escrow account. As a result, the Company reduced its obligation by $1.4 million at that time, bringing its liability balance to $3.1 million as of June 30, 2011. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

6.	Pension

The amount of net pension cost is shown in the table below:

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands)	2011	2010	2011	2010

Service cost – benefits earned during the period	$88	$183	$176	$366
Interest cost on projected benefit obligation	1,362	1,367	2,724	2,734
Expected return on plan assets	(1,675)	(1,640)	(3,350)	(3,280)
Amortization of unrecognized net loss	540	567	1,080	1,134

Net periodic pension cost	$315	$477	$630	$954

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first six months of 2011, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2011.

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

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands, except per share data)	2011	2010	2011	2010

Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$69,034	$59,734	$129,487	$103,904
Less income allocated to nonvested restricted stockholders	501	331	905	565

Net income available to common stockholders	$68,533	$59,403	$128,582	$103,339

Distributed income	$19,909	$19,505	$39,816	$38,992
Undistributed income	$48,624	$39,898	$88,766	$64,347

Weighted average common shares outstanding	86,539	87,139	86,504	87,079

Distributed income per share	$.23	$.23	$.46	$.45
Undistributed income per share	.57	.46	1.03	.74

Basic income per common share	$.80	$.69	$1.49	$1.19

Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$69,034	$59,734	$129,487	$103,904
Less income allocated to nonvested restricted stockholders	499	329	902	563

Net income available to common stockholders	$68,535	$59,405	$128,585	$103,341

Distributed income	$19,909	$19,505	$39,816	$38,992
Undistributed income	$48,626	$39,900	$88,769	$64,349

Weighted average common shares outstanding	86,539	87,139	86,504	87,079
Net effect of the assumed exercise of stock-based awards – based on the treasury stock method using the average market price for the respective periods	388	415	378	444

Weighted average diluted common shares outstanding	86,927	87,554	86,882	87,523

Distributed income per share	$.23	$.23	$.46	$.45
Undistributed income per share	.56	.45	1.02	.73

Diluted income per common share	$.79	$.68	$1.48	$1.18

The diluted income per common share computations for the six month period ended June 30, 2010 excluded 1.7 million in unexercised stock options and stock appreciation rights because their inclusion would have been anti-dilutive to income per share. Nearly all unexercised options and rights were dilutive for the comparable period in 2011.

8.	Other Comprehensive Income

Activity in other comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 is shown in the table below. The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. These gains and losses have been separated into two groups in the table below, as required by current accounting guidance for other-than-temporary impairment (OTTI) on debt securities. Under this guidance, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the overall gain or loss in fair value is recorded in other comprehensive income (loss). Changes in the noncredit-related gain or loss in fair value of these securities, after OTTI was initially recognized, are shown separately in the table below. The remaining unrealized holding gains and losses shown in the table apply to available for sale investment securities for which OTTI has not been recorded (and include holding gains and losses on certain securities prior to the recognition of OTTI).

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

	For the		For the
	Three Months		Six Months
	Ended June 30		Ended June 30
(In thousands)	2011	2010	2011	2010

Available for sale debt securities for which a portion of OTTI has been recorded in earnings:
Unrealized holding gains (losses) subsequent to initial OTTI recognition	$(812)	$5,665	$5,663	$11,967
Income tax (expense) benefit	309	(2,153)	(2,152)	(4,547)

Net unrealized gains (losses)	(503)	3,512	3,511	7,420

Other available for sale investment securities:
Unrealized holding gains	35,540	23,693	25,135	36,073
Reclassification adjustment for gains included in net income	(1)	(1,362)	(177)	(1,770)

Net unrealized gains on securities	35,539	22,331	24,958	34,303
Income tax expense	(13,505)	(8,486)	(9,484)	(13,036)

Net unrealized gains	22,034	13,845	15,474	21,267

Prepaid pension cost:
Amortization of accumulated pension loss	540	567	1,080	1,134
Income tax expense	(205)	(215)	(410)	(431)

Pension loss amortization	335	352	670	703

Other comprehensive income	$21,866	$17,709	$19,655	$29,390

At June 30, 2011, accumulated other comprehensive income was $83.0 million, net of tax. It was comprised of $4.0 million in unrealized holding losses on available for sale debt securities for which a portion of OTTI has been recorded in earnings, $103.3 million in unrealized holding gains on other available for sale securities, and $16.3 million in accumulated pension loss.

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

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Three Months Ended June 30, 2011:
Net interest income	$72,086	$69,520	$9,688	$151,294	$13,416	$164,710
Provision for loan losses	(11,694)	(3,378)	—	(15,072)	2,884	(12,188)
Non-interest income	34,813	40,309	26,229	101,351	(7)	101,344
Investment securities gains, net	—	—	—	—	1,956	1,956
Non-interest expense	(68,559)	(53,479)	(23,099)	(145,137)	(8,376)	(153,513)

Income before income taxes	$26,646	$52,972	$12,818	$92,436	$9,873	$102,309

Six Months Ended June 30, 2011:
Net interest income	$143,608	$137,679	$19,237	$300,524	$25,159	$325,683
Provision for loan losses	(25,331)	(8,497)	(28)	(33,856)	5,879	(27,977)
Non-interest income	66,807	79,455	51,415	197,677	(427)	197,250
Investment securities gains, net	—	—	—	—	3,283	3,283
Non-interest expense	(138,386)	(109,193)	(45,314)	(292,893)	(14,580)	(307,473)

Income before income taxes	$46,698	$99,444	$25,310	$171,452	$19,314	$190,766

Three Months Ended June 30, 2010:
Net interest income	$80,444	$64,537	$9,799	$154,780	$8,328	$163,108
Provision for loan losses	(17,713)	(4,193)	(163)	(22,069)	(118)	(22,187)
Non-interest income	39,517	39,044	23,493	102,054	(596)	101,458
Investment securities gains, net	—	—	—	—	660	660
Non-interest expense	(73,908)	(55,379)	(21,466)	(150,753)	(5,040)	(155,793)

Income before income taxes	$28,340	$44,009	$11,663	$84,012	$3,234	$87,246

Six Months Ended June 30, 2010:
Net interest income	$161,477	$127,671	$18,812	$307,960	$17,858	$325,818
Provision for loan losses	(36,991)	(16,121)	(221)	(53,333)	(3,176)	(56,509)
Non-interest income	73,897	74,351	45,722	193,970	677	194,647
Investment securities losses, net	—	—	—	—	(3,005)	(3,005)
Non-interest expense	(147,737)	(109,415)	(43,277)	(300,429)	(11,088)	(311,517)

Income before income taxes	$50,646	$76,486	$21,036	$148,168	$1,266	$149,434

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

	June 30	December 31
(In thousands)	2011	2010

Interest rate swaps	$531,487	$498,071
Interest rate caps	30,736	31,736
Credit risk participation agreements	83,101	40,661
Foreign exchange contracts:
Forward contracts	64,581	25,867
Option contracts	3,100	—
Mortgage loan commitments	8,241	12,125
Mortgage loan forward sale contracts	13,349	24,112

Total notional amount	$734,595	$632,572

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At June 30, 2011, the Company had entered into three interest rate swaps with a notional amount of $15.1 million, included in the table above, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(In thousands)	2011	2010	2011	2010

Gain (loss) on interest rate swaps	$(117)	$(309)	$70	$(390)
Gain (loss) on loans	117	299	(64)	372

Amount of hedge ineffectiveness	$—	$(10)	$6	$(18)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at June 30, 2011 was $516.4 million. The Company is party to master netting arrangements; however, the Company does not offset assets and liabilities under these arrangements. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds. At June 30, 2011, the Company had net liability positions with its financial institution counterparties totaling $16.9 million and had posted $16.9 million in collateral.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 24.3% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $2.8 million, based on amounts at June 30, 2011.

The fair values of the Company’s derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 13 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		June 30	Dec. 31		June 30	Dec. 31
		2011	2010		2011	2010

	Balance			Balance
	Sheet			Sheet
(In thousands)	Location	Fair Value		Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(1,090)	$(1,159)

Total derivatives designated as hedging instruments		$—	$—		$(1,090)	$(1,159)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$17,121	$17,712	Other liabilities	$(17,220)	$(17,799)
Interest rate caps	Other assets	45	84	Other liabilities	(45)	(84)
Credit risk participation agreements	Other assets	6	—	Other liabilities	(373)	(130)
Foreign exchange contracts:
Forward contracts	Other assets	1,190	492	Other liabilities	(905)	(359)
Option contracts	Other assets	1	—	Other liabilities	(1)	—
Mortgage loan commitments	Other assets	102	101	Other liabilities	(2)	(30)
Mortgage loan forward sale contracts	Other assets	30	434	Other liabilities	(51)	(23)

Total derivatives not designated as hedging instruments		$18,495	$18,823		$(18,597)	$(18,425)

Total derivatives		$18,495	$18,823		$(19,687)	$(19,584)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or
	(Loss) Recognized in	Amount of Gain or (Loss)
	Income on Derivative	Recognized in Income on Derivative

		For the Three Months		For the Six Months
		Ended		Ended
		June 30		June 30
(In thousands)		2011	2010	2011	2010

Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$(117)	$(309)	$70	$(390)

Total		$(117)	$(309)	$70	$(390)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$167	$269	$556	$459
Interest rate caps	Other non-interest income	—	32	—	32
Credit risk participation agreements	Other non-interest income	29	8	35	13
Foreign exchange contracts:
Forward contracts	Other non-interest income	(11)	138	153	414
Option contracts	Other non-interest income	—	—	—	—
Mortgage loan commitments	Loan fees and sales	(15)	156	29	240
Mortgage loan forward sale contracts	Loan fees and sales	(19)	(259)	(432)	(361)

Total		$151	$344	$341	$797

11.	Income Taxes

For the second quarter of 2011, income tax expense amounted to $32.7 million compared to $27.4 million in the second quarter of 2010. The effective tax rate for the Company, including the effect of non-controlling interest, was 32.1% in the current quarter compared to 31.5% in the same quarter last year. For the six months ended June 30, 2011 and 2010, income tax expense amounted to $60.2 million and $45.8 million, resulting in effective tax rates of 31.7% and 30.6%, respectively.

12.	Stock-Based Compensation

Stock-based compensation expense that has been charged against income was $1.1 million and $1.5 million in the three months ended June 30, 2011 and 2010, respectively, and $2.4 million and $3.4 million in the six months ended June 30, 2011 and 2010, respectively. The Company has historically issued stock-based compensation in the form of options, stock appreciation rights (SARs) and nonvested stock. During 2010 and the first six months of 2011, stock-based compensation was issued solely in the form of nonvested stock awards.

The 2011 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2011, and changes during the six month period then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2011	470,406	$36.00
Granted	198,459	40.62
Vested	(24,562)	40.28
Forfeited	(6,398)	37.33

Nonvested at June 30, 2011	637,905	$37.24

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

A summary of option activity during the first six months of 2011 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2011	1,806,110	$30.96
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(474,289)	28.94

Outstanding at June 30, 2011	1,331,821	$31.68	2.4 years	$15,079

A summary of SAR activity during the first six months of 2011 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except per share data)	Shares	Price	Term	Value

Outstanding at January 1, 2011	1,710,108	$39.71
Granted	—	—
Forfeited	(2,952)	37.74
Expired	(5,156)	40.28
Exercised	(28,793)	38.81

Outstanding at June 30, 2011	1,673,207	$39.72	5.7 years	$5,482

13.	Fair Value Measurements

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

At June 30, 2011, the Company held certain auction rate securities (ARS) in its available for sale portfolio, totaling $141.9 million. The auction process by which the ARS are normally priced has not functioned since 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the ARS are estimated using a discounted cash flows analysis. Estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. The cash flows are discounted at an estimated market rate reflecting adjustments for liquidity premium and nonperformance risk. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

The table below presents the June 30, 2011 and December 31, 2010 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2011 or the twelve months ended December 31, 2010.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$356,246	$348,751	$7,495	$—
Government-sponsored enterprise obligations	264,553	—	264,553	—
State and municipal obligations	1,193,561	—	1,051,621	141,940
Agency mortgage-backed securities	2,913,805	—	2,913,805	—
Non-agency mortgage-backed securities	385,937	—	385,937	—
Other asset-backed securities	2,394,627	—	2,394,627	—
Other debt securities	168,859	—	168,859	—
Equity securities	40,046	24,170	15,876	—
Trading securities	32,074	—	32,074	—
Private equity investments	61,173	—	—	61,173
Derivatives*	18,495	—	18,357	138
Assets held in trust	4,692	4,692	—	—

Total assets	7,834,068	377,613	7,253,204	203,251

Liabilities:
Derivatives*	19,687	—	19,261	426

Total liabilities	$19,687	$—	$19,261	$426

December 31, 2010
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$455,537	$448,087	$7,450	$—
Government-sponsored enterprise obligations	201,895	—	201,895	—
State and municipal obligations	1,119,485	—	969,396	150,089
Agency mortgage-backed securities	2,491,199	—	2,491,199	—
Non-agency mortgage-backed securities	455,790	—	455,790	—
Other asset-backed securities	2,354,260	—	2,354,260	—
Other debt securities	176,964	—	176,964	—
Equity securities	39,173	22,900	16,273	—
Trading securities	11,710	—	11,710	—
Private equity investments	53,860	—	—	53,860
Derivatives*	18,823	—	18,288	535
Assets held in trust	4,213	4,213	—	—

Total assets	7,382,909	475,200	6,703,225	204,484

Liabilities:
Derivatives*	19,584	—	19,401	183

Total liabilities	$19,584	$—	$19,401	$183

*	The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	State and	Private
	Municipal	Equity
(In thousands)	Obligations	Investments	Derivatives	Total

For the three months ended June 30, 2011:

Balance at March 31, 2011	$143,207	$55,507	$(8)	$198,706
Total gains or losses (realized/unrealized):
Included in earnings	—	2,605	(5)	2,600
Included in other comprehensive income	(340)	—	—	(340)
Investment securities called	(1,025)	—	—	(1,025)
Discount accretion	98	—	—	98
Purchase of private equity securities	—	3,060	—	3,060
Capitalized interest/dividends	—	1	—	1
Sale of risk participation agreement	—	—	(275)	(275)

Balance at June 30, 2011	$141,940	$61,173	$(288)	$202,825

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$—	$2,605	$108	$2,713

For the six months ended June 30, 2011:

Balance at January 1, 2011	$150,089	$53,860	$352	$204,301
Total gains or losses (realized/unrealized):
Included in earnings	—	4,030	(368)	3,662
Included in other comprehensive income	(1,611)	—	—	(1,611)
Investment securities called	(6,943)	—	—	(6,943)
Discount accretion	405	—	—	405
Purchase of private equity securities	—	3,239	—	3,239
Capitalized interest/dividends	—	44	—	44
Purchase of risk participation agreement	—	—	79	79
Sale of risk participation agreement	—	—	(351)	(351)

Balance at June 30, 2011	$141,940	$61,173	$(288)	$202,825

Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$—	$4,030	$114	$4,144

For the three months ended June 30, 2010:

Balance at March 31, 2010	$158,111	$45,124	$(15)	$203,220
Total gains or losses (realized/unrealized):
Included in earnings	—	(25)	(95)	(120)
Included in other comprehensive income	(4,920)	—	—	(4,920)
Investment securities called	(1,175)	—	—	(1,175)
Discount accretion	127	—	—	127
Purchase of private equity securities	—	1,200	—	1,200
Capitalized interest/dividends	—	(42)	—	(42)

Balance at June 30, 2010	$152,143	$46,257	$(110)	$198,290

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$—	$(25)	$95	$70

For the six months ended June 30, 2010:

Balance at January 1, 2010	$167,836	$44,827	$108	$212,771
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,641)	(108)	(2,749)
Included in other comprehensive income	(13,407)	—	—	(13,407)
Investment securities called	(2,550)	—	—	(2,550)
Discount accretion	264	—	—	264
Purchase of private equity securities	—	3,904	—	3,904
Capitalized interest/dividends	—	167	—	167
Sale of risk participation agreement	—	—	(110)	(110)

Balance at June 30, 2010	$152,143	$46,257	$(110)	$198,290

Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$—	$(2,641)	$100	$(2,541)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

			Investment
			Securities
		Other Non-	Gains
	Loan Fees	Interest	(Losses),
(In thousands)	and Sales	Income	Net	Total

For the three months ended June 30, 2011:

Total gains or losses included in earnings	$(34)	$29	$2,605	$2,600

Change in unrealized gains or losses relating to assets still held at June 30, 2011	$79	$29	$2,605	$2,713

For the six months ended June 30, 2011:

Total gains or losses included in earnings	$(403)	$35	$4,030	$3,662

Change in unrealized gains or losses relating to assets still held at June 30, 2011	$79	$35	$4,030	$4,144

For the three months ended June 30, 2010:

Total gains or losses included in earnings	$(103)	$8	$(25)	$(120)

Change in unrealized gains or losses relating to assets still held at June 30, 2010	$87	$8	$(25)	$70

For the six months ended June 30, 2010:

Total gains or losses included in earnings	$(121)	$13	$(2,641)	$(2,749)

Change in unrealized gains or losses relating to assets still held at June 30, 2010	$87	$13	$(2,641)	$(2,541)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at June 30, 2011 and 2010 are shown in the table below.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The portfolio has historically consisted primarily of student loans, and to a lesser extent, residential real estate loans. Most of the Company’s student loan portfolio was sold under contract to the Federal Department of Education and various student loan agencies during 2010. A portion of the student loan portfolio is under contract to agencies which have been unable to consistently purchase loans under existing contractual terms. These loans have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which is classified as

Level 3. The fair value of these loans was $6.7 million at June 30, 2011, net of an impairment reserve of $179 thousand. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

For assets measured at fair value on a nonrecurring basis during the first six months of 2011 and 2010, and still held as of June 30, 2011 and 2010, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2011 and 2010.

		Fair Value Measurements Using
		Quoted
		Prices in			Total
		Active			Gains
		Markets	Significant		(Losses)
		for	Other	Significant	Recognized
		Identical	Observable	Unobservable	During the Six
		Assets	Inputs	Inputs	Months Ended
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	June 30

June 30, 2011
Loans	$39,957	$—	$—	$39,957	$(8,101)
Mortgage servicing rights	1,195	—	—	1,195	11
Foreclosed assets	2,163	—	—	2,163	(377)
Long-lived assets	4,403	—	—	4,403	(1,511)

June 30, 2010
Loans	$30,877	$—	$—	$30,877	$(9,201)
Mortgage servicing rights	1,186	—	—	1,186	(290)
Foreclosed assets	8,156	—	—	8,156	(1,813)
Long-lived assets	4,300	—	—	4,300	(969)

14.	Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011
	Carrying	Estimated
(In thousands)	Amount	Fair Value

Financial Assets
Loans, including held for sale	$9,279,437	$9,384,425
Available for sale investment securities	7,717,634	7,717,634
Trading securities	32,074	32,074
Non-marketable securities	109,867	109,867
Short-term federal funds sold and securities purchased under agreements to resell	10,845	10,845
Long-term securities purchased under agreements to resell	850,000	865,065
Interest earning deposits with banks	535,696	535,696
Cash and due from banks	340,594	340,594
Accrued interest receivable	63,607	63,607
Derivative instruments	18,495	18,495

Financial Liabilities
Non-interest bearing deposits	$4,834,750	$4,834,750
Savings, interest checking and money market deposits	8,139,989	8,139,989
Time open and C.D.’s	2,681,827	2,694,678
Federal funds purchased and securities sold under agreements to repurchase	1,282,470	1,286,324
Other borrowings	111,929	122,572
Accrued interest payable	9,422	9,422
Derivative instruments	19,687	19,687

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

15.	Legal Proceedings

The Company has various lawsuits pending at June 30, 2011, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be estimated. For those legal matters in which the Company is able to estimate a range of possible loss and where such loss is reasonably possible (less than probable), the Company believes that their resolution could result in an additional loss of up to $5 million in future periods in excess of amounts previously accrued. This estimate is based on a preliminary review of the claims and evidence of settlements entered into by other defendants in similar cases and is subject to adjustment as facts related to the claims are developed. The Company believes it has substantial defenses to these claims and anticipates the claims will be resolved without material loss.

On April 6, 2010, a suit was filed against Commerce Bank (the Bank) in the U.S. District Court for the Western District of Missouri by a customer alleging that overdraft fees relating to debit card transactions have been unfairly assessed by the Bank. The suit seeks class-action status for Bank customers who may have been similarly affected, and has been transferred to the U.S. District Court for the Southern District of Florida for pre-trial proceedings as part of the multi-district litigation referred to as In re Checking Account Overdraft Litigation. A second suit alleging the same facts and also seeking class-action status was filed on June 4, 2010 in Missouri state court, but has been stayed in deference to the earlier filed suit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company’s 2010 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results to be attained for any other period.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared based on the application of certain accounting policies, some of which require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company’s reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Current economic conditions may require the use of additional estimates, and some estimates may be subject to a greater degree of uncertainty due to the current instability of the economy. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes.

Allowance for Loan Losses

The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company’s estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, lease, construction and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage, credit card and consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Further discussion of the methodology used in establishing the allowance is provided in the Provision and Allowance for Loan Losses section of this discussion.

Valuation of Investment Securities

The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 13 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or can be derived from observable data. Such securities totaled approximately $7.2 billion, or 93.3% of the available for sale portfolio at June 30, 2011 and were classified as Level 2 measurements. The Company also holds $141.9 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

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

The estimation of whether a credit loss exists and the period over which the security is expected to recover requires significant judgment. The Company must consider available information about the collectability of the security, including information about past events, current conditions, and reasonable forecasts, which include payment structure, prepayment speeds, expected defaults, and collateral values. Changes in these factors could result in additional impairment, recorded in current earnings, in future periods.

At June 30, 2011, non-agency guaranteed mortgage-backed securities with a par value of $163.6 million were identified as other-than-temporarily impaired. The credit-related impairment loss on these securities amounted to $8.5 million, which was recorded in the consolidated income statements in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $6.5 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments totaled $64.6 million at June 30, 2011, and most are carried at fair value. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net in the consolidated income statements. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment, and they are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

Accounting for Income Taxes

Accrued income taxes represent the net amount of current income taxes which are expected to be paid attributable to operations as of the balance sheet date. Deferred income taxes represent the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Current and deferred income taxes are reported as either a component of other assets or other liabilities in the consolidated balance sheets, depending on whether the balances are assets or liabilities. Judgment is required in applying generally accepted accounting principles in accounting for income taxes. The Company regularly monitors taxing authorities for changes in laws and regulations and their interpretations by the judicial systems. The aforementioned changes and changes that may result from the resolution of income tax examinations by federal and state taxing authorities may impact the estimate of accrued income taxes and could materially impact the Company’s financial position and results of operations.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Per Share Data
Net income per common share – basic	$.80	$.69	$1.49	$1.19
Net income per common share – diluted	.79	.68	1.48	1.18
Cash dividends	.230	.224	.460	.448
Book value			24.55	22.72
Market price			43.00	34.28
Selected Ratios
(Based on average balance sheets)
Loans to deposits(1)	60.17%	71.96%	61.30%	73.44%
Non-interest bearing deposits to total deposits	29.53	28.13	29.37	27.95
Equity to loans(1)	22.67	18.98	22.14	18.68
Equity to deposits	13.64	13.66	13.57	13.72
Equity to total assets	11.19	10.87	11.13	10.79
Return on total assets	1.47	1.33	1.40	1.16
Return on total equity	13.12	12.21	12.54	10.79
(Based on end-of-period data)
Non-interest income to revenue(2)	38.09	38.35	37.72	37.40
Efficiency ratio(3)	57.40	58.45	58.50	59.45
Tier I risk-based capital ratio			15.10	14.11
Total risk-based capital ratio			16.46	15.49
Tangible common equity to assets ratio(4)			10.27	10.15
Tier I leverage ratio			10.32	10.01

(1)	Includes loans held for sale.
(2)	Revenue includes net interest income and non-interest income.
(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4)	The tangible common equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Net interest income	$164,710	$163,108	1.0%	$325,683	$325,818	—%
Provision for loan losses	(12,188)	(22,187)	(45.1)	(27,977)	(56,509)	(50.5)
Non-interest income	101,344	101,458	(.1)	197,250	194,647	1.3
Investment securities gains (losses), net	1,956	660	N.M.	3,283	(3,005)	N.M.
Non-interest expense	(153,513)	(155,793)	(1.5)	(307,473)	(311,517)	(1.3)
Income taxes	(32,692)	(27,428)	19.2	(60,199)	(45,805)	31.4
Non-controlling interest (expense) income	(583)	(84)	N.M.	(1,080)	275	N.M.

Net income attributable to Commerce Bancshares, Inc.	$69,034	$59,734	15.6%	$129,487	$103,904	24.6%

N.M. = Not meaningful

For the quarter ended June 30, 2011, net income attributable to Commerce Bancshares, Inc. amounted to $69.0 million, an increase of $9.3 million, or 15.6%, compared to the second quarter of the previous year. For the current quarter, the annualized return on average assets was 1.47%, the annualized return on average equity was 13.12%, and the efficiency ratio was 57.40%. Diluted earnings per share was $.79, an increase of 16.2% compared to $.68 per share in the second quarter of 2010. Compared to the second quarter of last year, net interest income increased $1.6 million, or 1.0%, due to lower rates paid on interest bearing deposits and higher average balances of investment securities, partly offset by lower yields on loans and securities. Non-interest income declined slightly. Compared to the same period last year, non-interest expense decreased $2.3 million, or 1.5%, which included declines of $2.9 million in salaries and benefits expense, $2.2 million in deposit insurance expense and $1.1 million in supplies and communication costs, partly offset by a $3.2 million increase in other non-interest expense. The provision for loan losses totaled $12.2 million for the current quarter, representing a decrease of $10.0 million from the second quarter of 2010.

Net income attributable to Commerce Bancshares, Inc. for the first six months of 2011 was $129.5 million, an increase of $25.6 million, or 24.6%, over the same period in the previous year. For the first six months of 2011, the annualized return on average assets was 1.40%, the annualized return on average equity was 12.54%, and the efficiency ratio was 58.50%. Diluted earnings per share was $1.48, an increase of 25.4% over $1.18 per share in the same period last year. Compared to the first six months of 2010, net interest income was flat, with trends similar to the quarterly comparison above. Non-interest income grew $2.6 million, or 1.3%, largely due to increases of $8.6 million in bank card transaction fees and $4.4 million in trust fees, which were partially offset by a $9.4 million decline in deposit account fees. Non-interest expense declined $4.0 million compared to the same period last year due to decreases of $2.9 million in salaries and benefits expense, $2.9 million in supplies and communication costs and $2.0 million in deposit insurance expense, which were partially offset by a $5.5 million increase in other non-interest expense. The provision for loan losses totaled $28.0 million, down $28.5 million, or 50.5%, compared to the same period last year.

On May 22, 2011, a severe tornado struck the city of Joplin, located in the Company’s southwest Missouri market. The tornado devastated nearly one-third of this city of forty-nine thousand people and destroyed two of the Company’s four branch locations in the city. The Company carries suitable insurance that it expects will cover the loss of these premises and does not expect that this event will have a significant effect on the Company’s overall business operations.

On June 29, 2011, the Company’s sole bank subsidiary (the Bank), formerly a national banking association, became a state chartered Federal Reserve member bank. The Bank’s main regulator changed from the Office of the Comptroller of the Currency to both the Federal Reserve Bank of Kansas City and the Missouri Division of Finance. The Bank’s deposits continue to be fully insured by the FDIC in accordance with applicable laws and regulations. As a result of this change, the Company expects to reduce its annual examination fees by approximately $1.5 million.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended			Six Months Ended
	June 30, 2011 vs. 2010			June 30, 2011 vs. 2010
	Change due to			Change due to
	Average	Average		Average	Average
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income, fully taxable equivalent basis:
Loans	$(4,537)	$(7,228)	$(11,765)	$(9,575)	$(14,431)	$(24,006)
Loans held for sale	(2,051)	99	(1,952)	(3,715)	157	(3,558)
Investment securities:
U.S. government and federal agency securities	(865)	5,359	4,494	(719)	7,164	6,445
Government-sponsored enterprise obligations	51	40	91	298	(207)	91
State and municipal obligations	3,243	(370)	2,873	5,918	(1,503)	4,415
Mortgage and asset-backed securities	8,245	(10,725)	(2,480)	13,826	(20,218)	(6,392)
Other securities	(308)	351	43	(596)	1,154	558

Total interest on investment securities	10,366	(5,345)	5,021	18,727	(13,610)	5,117

Short-term federal funds sold and securities purchased under agreements to resell	19	(10)	9	15	(11)	4
Long-term securities purchased under agreements to resell	3,165	—	3,165	5,327	—	5,327
Interest earning deposits with banks	(89)	(2)	(91)	(65)	(1)	(66)

Total interest income	6,873	(12,486)	(5,613)	10,714	(27,896)	(17,182)

Interest expense:
Deposits:
Savings	13	40	53	23	91	114
Interest checking and money market	914	(2,306)	(1,392)	1,935	(3,584)	(1,649)
Time open & C.D.’s of less than $100,000	(1,222)	(1,872)	(3,094)	(2,208)	(3,958)	(6,166)
Time open & C.D.’s of $100,000 and over	229	(1,357)	(1,128)	618	(2,996)	(2,378)

Total interest on deposits	(66)	(5,495)	(5,561)	368	(10,447)	(10,079)

Federal funds purchased and securities sold under agreements to repurchase	(68)	(71)	(139)	(151)	(186)	(337)
Other borrowings	(2,988)	122	(2,866)	(8,505)	(159)	(8,664)

Total interest expense	(3,122)	(5,444)	(8,566)	(8,288)	(10,792)	(19,080)

Net interest income, fully taxable equivalent basis	$9,995	$(7,042)	$2,953	$19,002	$(17,104)	$1,898

Net interest income for the second quarter of 2011 was $164.7 million, a $1.6 million, or 1.0%, increase over the second quarter of 2010. The increase in net interest income was primarily the result of lower interest expense on both interest bearing deposits, due to lower average rates, and other borrowings, due to lower average balances. In addition, earnings on investment securities increased, due to higher average balances. These increases to interest income were partly offset by lower earnings on the loan portfolio. The Company’s tax equivalent net interest rate margin was 3.85% for the second quarter of 2011 compared to 3.97% in the second quarter of 2010.

Total interest income, on a tax equivalent basis (T/E), decreased $5.6 million, or 3.0%, from the second quarter of 2010. Interest income on loans (T/E, including held for sale) declined $13.7 million due to a decrease of $1.0 billion, or 9.9%, in average loan balances, coupled with a decrease in average rates earned. The decrease in average loans compared to the second quarter of 2010 included a decrease of $823.8 million in average student loans, contributing to a decrease in interest income of $3.8 million. The majority of this portfolio was sold in the fourth quarter of 2010. Interest income from consumer loans decreased from the second quarter of 2010 due to a decline of 12.4%, or $157.9 million, in average consumer loans coupled with a 40 basis point decrease in average rates earned. Included in the decrease in average consumer loan balances was a decline in marine and RV loans of $128.2 million, as loan pay downs exceeded new loan originations due to the Company’s continuing exit from the marine and RV business. Demand for business and construction loans remain weak as customers continue to pay down balances. Average construction loan balances decreased $138.8 million, which was slightly offset by an increase in average rates earned. Average business loans increased $78.4 million; however, the impact was offset by a 29 basis point decrease in average rates earned. Average personal real estate loan balances decreased $43.4 million compared to the second quarter of 2010 and experienced a decrease of 38 basis points in average rates earned. Compared to the second quarter of 2010, interest income on consumer credit card loans decreased $2.0 million, reflecting the impact of new credit card regulations enacted in 2010. Interest income on investment securities (T/E) increased $5.0 million over the second quarter of 2010. This increase resulted mainly from a $4.3 million increase in inflation income earned on TIPS, coupled with increases in average balances in state and municipal obligations and mortgage and asset-backed securities of $266.9 million and $1.1 billion, respectively. These increases were partially offset by decreases in average rates earned on mortgage and asset-backed securities, which lowered interest income by $10.7 million. The Company invested in long-term securities purchased under agreements to resell in the second half of 2010 to diversify its investment portfolio. The average balance in this category was $803.8 million during the second quarter of 2011 and contributed $3.2 million in interest income. The average tax equivalent yield on total interest earning assets was 4.15% in the second quarter of 2011 compared to 4.49% in the second quarter of 2010.

Total interest expense decreased $8.6 million, or 39.1%, compared to the second quarter of 2010, due to a $5.6 million decrease in interest expense on interest bearing deposits, coupled with a $2.9 million decrease in interest expense on other borrowings. The decrease in interest expense on deposits resulted from a 24 basis point decrease in average rates paid. Average balances of interest checking and money market accounts increased $771.6 million and average certificates of deposit decreased $235.6 million, or 7.8%. Interest expense on other borrowings declined mainly due to lower average FHLB advances, which declined $390.2 million, or 78.9%, due to scheduled maturities of advances and the early pay off of $125.0 million in the fourth quarter of 2010. The overall average rate incurred on all interest bearing liabilities decreased to .45% in the second quarter of 2011 compared to .74% in the second quarter of 2010.

Net interest income for the first six months of 2011 was $325.7 million compared to $325.8 million for the same period in 2010. For the first six months of 2011, the net yield on total interest earning assets on a tax equivalent basis was 4.17% compared to 4.57% in the first six months of 2010. The components of net interest income for the first six months in 2011 compared to the same period in 2010 reflected trends similar to the quarterly discussion above. Interest expense decreased $19.1 million, or 40.3%, which was partially offset by a decrease in interest income (T/E) of $17.2 million, or 4.5%.

Total interest income (T/E) for the first six months of 2011 decreased $17.2 million from the same period last year primarily due to lower interest income earned on the loan portfolio, partially offset by a slight increase in interest income earned on investment securities. Loan interest income (T/E, including loans held for sale) declined $27.6 million, largely due to a $995.1 million, or 9.6%, decline in total average loan balances. As noted above, student loans declined due to the sale of the majority of the portfolio in the fourth quarter of 2010. Decreases in consumer, construction and personal real estate loans follow the same trends noted above. Investment securities interest income (T/E) increased $5.1 million and resulted from an increase in average investment securities balances of $1.1 billion, or 17.9%, partially offset by a 43 basis point decrease in average rates earned. Included in the increase in investment securities interest income was a $6.2 million increase in inflation income earned on TIPS. Interest income on long-term securities purchased under agreements to resell for the first six months of 2011 was $5.3 million.

The decrease of $19.1 million in interest expense for the first six months of 2011 compared to the same period in the prior year was primarily due to a $10.1 million, or 28.7%, decrease in interest expense on interest bearing deposits, coupled with an $8.7 million, or 82.5%, decrease in interest expense on other borrowings. The decrease in interest expense on deposits resulted from a 23 basis point decrease in average rates paid, which was slightly offset by an increase in average interest bearing deposits of $634.2 million, or 6.2%. Average balances of other borrowings, which is mostly comprised of FHLB borrowings, decreased $505.7 million, or 81.8%, due to scheduled maturities of advances and an early pay off, as noted above. For the first six months of 2011, the overall cost of interest bearing liabilities decreased 32 basis points to .48% compared to .80% in the same period in the prior year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Bank card transaction fees	$41,304	$37,659	9.7%	$78,766	$70,149	12.3%
Trust fees	22,544	20,358	10.7	44,116	39,676	11.2
Deposit account charges and other fees	20,789	25,472	(18.4)	40,089	49,453	(18.9)
Bond trading income	4,979	5,387	(7.6)	9,699	10,391	(6.7)
Consumer brokerage services	2,880	2,372	21.4	5,543	4,489	23.5
Loan fees and sales	2,075	3,472	(40.2)	3,899	5,311	(26.6)
Other	6,773	6,738	.5	15,138	15,178	(.3)

Total non-interest income	$101,344	$101,458	(.1)%	$197,250	$194,647	1.3%

Non-interest income as a % of total revenue*	38.1%	38.3%		37.7%	37.4%

*	Total revenue includes net interest income and non-interest income.

For the second quarter of 2011, total non-interest income amounted to $101.3 million compared with $101.5 million in the same quarter last year, which was a decrease of $114 thousand, or .1%. Bank card fees for the quarter increased $3.6 million, or 9.7%, over the second quarter of last year, primarily due to continued growth in transaction fees earned on corporate card, debit card and merchant activity, which grew by 13.1%, 7.8% and 12.5%, respectively. The growth in corporate card fees resulted from expansion volumes from existing customers and activity from new customers. Debit card fees, totaling $15.7 million in the current quarter, reflected continued volume growth and comprised 38.0% of total bank card fees, while corporate card fees, totaling $14.1 million, comprised 34.2% of total fees. In June 2011, the Federal Reserve finalized regulations for pricing debit card transactions, which are effective October 1, 2011. As a result the Company estimates that debit card revenue will decline approximately $7.0 million in the fourth quarter of 2011. Trust fees for the quarter increased $2.2 million, or 10.7%, over the same quarter last year, which resulted from growth in personal trust fees, but continued to be negatively affected by low interest rates on money market investments held in trust accounts. Deposit account fees declined $4.7 million, or 18.4%, from the same period last year as a result of a $5.1 million decline in overdraft fee income. This decline resulted from new regulations limiting overdraft fees which were not effective until the second half of 2010, and thus the overdraft fees recorded in the second quarter of 2010 did not reflect the impact of these rules. Corporate cash management fees, which comprised 39.3% of total deposit account fees in the current quarter, were essentially flat compared to the same period in the previous year. Bond trading income for the current quarter totaled $5.0 million, a decrease of $408 thousand, or 7.6%. Consumer brokerage services revenue increased $508 thousand, or 21.4%, mainly due to growth in advisory, annuity and insurance fees. Loan fees and sales revenue decreased $1.4 million, or 40.2%, mainly due to a decline of $1.2 million in gains on student loan sales. Revenues in this category during the current year consisted mainly of mortgage banking and commercial loan commitment fees, as the Company exited from the student lending business last year.

Non-interest income for the six months ended June 30, 2011 was $197.3 million compared to $194.6 million in the first six months of 2010, resulting in an increase of $2.6 million, or 1.3%. Bank card fees increased $8.6 million, or 12.3%, as a result of growth of 21.3%, 9.2%, and 7.5% in corporate card, debit card, and merchant fees, respectively. Trust fee income increased $4.4 million, or 11.2%, as a result of growth in personal and institutional trust fees. Deposit account fees decreased $9.4 million, or 18.9%, due to the effect of the overdraft regulations mentioned above. Consumer brokerage revenue increased $1.1 million, or 23.5%, which resulted primarily from higher advisory and annuity fees. Bond trading income declined $692 thousand, or 6.7%, due to lower sales volume, while loan fees and sales decreased by $1.4 million, or 26.6%, due to the decline in student lending.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three and six months ended June 30, 2011 and 2010 are shown in the table below. Net securities gains of $2.0 million were recorded in the second quarter of 2011, while net securities gains of $3.3 million were recorded in the first six months of 2011. Included in these gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total par value of $163.6 million at June 30, 2011. During the current quarter, additional credit-related impairment losses of $650 thousand were recorded, bringing the total credit-related impairment losses during the first six months of 2011 to $924 thousand. The cumulative credit-related impairment loss on these securities recorded in earnings amounted to $8.5 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated income statement, resulting in expense of $845 thousand for the first six months of 2011 and income of $430 thousand for the same period last year.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010

Available for sale:
Municipal bonds	$1	$480	$177	$888
Corporate bonds	—	498	—	498
Non-agency mortgage-backed bonds	—	383	—	383
OTTI losses on non-agency mortgage-backed bonds	(650)	(676)	(924)	(2,133)
Non-marketable:
Private equity investments	2,605	(25)	4,030	(2,641)

Total investment securities gains (losses), net	$1,956	$660	$3,283	$(3,005)

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Salaries and employee benefits	$84,223	$87,108	(3.3)%	$171,615	$174,546	(1.7)%
Net occupancy	11,213	11,513	(2.6)	23,250	23,611	(1.5)
Equipment	5,702	5,938	(4.0)	11,279	11,839	(4.7)
Supplies and communication	5,692	6,829	(16.6)	11,224	14,167	(20.8)
Data processing and software	17,531	17,497	.2	33,998	34,103	(.3)
Marketing	4,495	5,002	(10.1)	8,753	9,720	(9.9)
Deposit insurance	2,780	4,939	(43.7)	7,671	9,689	(20.8)
Indemnification obligation	—	(1,683)	N.M.	(1,359)	(1,683)	19.3
Other	21,877	18,650	17.3	41,042	35,525	15.5

Total non-interest expense	$153,513	$155,793	(1.5)%	$307,473	$311,517	(1.3)%

Non-interest expense for the second quarter of 2011 amounted to $153.5 million, a decrease of $2.3 million, or 1.5%, compared with $155.8 million recorded in the second quarter of last year. Compared to the second quarter of last year, salaries and benefits expense declined $2.9 million, or 3.3%, mainly due to lower salaries and 401k benefit plan expense. Full-time equivalent employees totaled 4,786 at June 30, 2011 compared to 5,051 at June 30, 2010. Occupancy costs decreased $300 thousand, or 2.6%, from the same quarter last year, primarily due to lower outside services and real estate tax expense. Equipment expense decreased $236 thousand, or 4.0%, from the same quarter last year due to lower service contract and rental expense for furniture and equipment. Supplies and communication expense declined $1.1 million, or 16.6%, to $5.7 million, reflecting a continuation of initiatives to reduce paper supplies, customer checks, and postage costs. Data processing and software costs increased slightly, while marketing costs decreased 10.1%. Costs for FDIC insurance expense totaled $2.8 million, a decrease of $2.2 million, or 43.7%, from the same period last year as a result of new assessment rules which became effective in the second quarter of 2011. The indemnification obligation related to Visa litigation was reduced by $1.7 million in the second quarter of 2010 due to funding by Visa to the escrow account. A similar reduction of $1.4 million was recorded in the first quarter of 2011. Other non-interest expense increased $3.2 million, or 17.3%, over the same quarter last year and included a $5.0 million accrual related to potential loss contingencies for pending litigation. Other expense also included a fraud loss of $1.0 million recorded in the current quarter. These increases to expense were partly offset by lower legal fees and a $2.4 million reduction in foreclosed property expense, which was mainly related to gains on sales of certain commercial properties in the current quarter.

For the first six months of 2011, non-interest expense amounted to $307.5 million, a decrease of $4.0 million, or 1.3%, compared with $311.5 million in the same period last year. Salaries and benefits expense declined $2.9 million, or 1.7%, overall due to lower salaries and 401k benefit plan expense, partly offset by higher incentive compensation. Occupancy costs decreased $361 thousand, or 1.5%, primarily resulting from lower real estate taxes and outside services expense. Equipment costs decreased $560 thousand mainly due to lower equipment rental and service contract expense. Supplies and communication expense declined $2.9 million, or 20.8%, due to lower costs for customer checks, postage and paper supplies. Data processing and software costs decreased slightly, largely due to lower student loan servicing costs, which was partly offset by higher bank card processing costs. Deposit insurance decreased $2.0 million mainly as a result of the new assessment rules. Other non-interest expense increased $5.5 million, largely due to the litigation accrual of $5.0 million mentioned above.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
	June 30	March 31	June 30
(In thousands)	2011	2011	2010	2011	2010

Provision for loan losses	$12,188	$15,789	$22,187	$27,977	$56,509

Net loan charge-offs (recoveries):
Business	1,439	2,010	2,223	3,449	2,490
Real estate-construction and land	1,125	1,986	480	3,111	11,446
Real estate-business	339	1,064	1,022	1,403	1,453
Consumer credit card	8,490	9,038	12,338	17,528	25,403
Consumer	2,229	4,013	4,743	6,242	10,270
Revolving home equity	344	367	650	711	1,230
Real estate-personal	1,027	274	515	1,301	716
Overdrafts	195	37	216	232	443

Total net loan charge-offs	$15,188	$18,789	$22,187	$33,977	$53,451

	Three Months Ended			Six Months Ended June 30
	June 30	March 31	June 30
	2011	2011	2010	2011	2010

Annualized net loan charge-offs*:
Business	.20%	.27%	.31%	.23%	.18%
Real estate-construction and land	1.05	1.78	.34	1.42	3.84
Real estate-business	.06	.21	.20	.14	.14
Consumer credit card	4.58	4.73	6.71	4.66	6.83
Consumer	.80	1.42	1.50	1.11	1.61
Revolving home equity	.29	.31	.54	.30	.51
Real estate-personal	.29	.08	.14	.18	.10
Overdrafts	11.75	2.11	12.71	6.79	12.40

Total annualized net loan charge-offs	.66%	.81%	.91%	.73%	1.09%

*	as a percentage of average loans (excluding loans held for sale)

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

Net loan charge-offs for the second quarter of 2011 amounted to $15.2 million, compared with $18.8 million in the prior quarter and $22.2 million in the second quarter of last year. The $3.6 million decrease in net loan charge-offs in the second quarter of 2011 compared to the previous quarter was mainly the result of lower consumer and consumer credit card loan losses, which decreased by $1.8 million and $548 thousand, respectively, reflecting continued improved delinquency and loss rates. Business, business real estate and construction net loan charge-offs also declined by $571 thousand, $725 thousand and $861 thousand, respectively. Net charge-offs on personal real estate loans increased $753 thousand. The ratio of annualized total net loan charge-offs to total average loans was .66% in the current quarter, compared to .81% in the previous quarter and .91% in the second quarter of last year.

For the second quarter of 2011, annualized net charge-offs on average consumer credit card loans amounted to 4.58%, compared with 4.73% in the previous quarter and 6.71% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .80% of average consumer loans, compared to 1.42% in the previous quarter and 1.50% in the same quarter last year.

The provision for loan losses for the current quarter totaled $12.2 million, a decrease of $3.6 million from the previous quarter and $10.0 million lower than in the same period last year. The current quarter provision for loan losses was $3.0 million less than net loan charge-offs for the current quarter, thereby reducing the allowance to $191.5 million. The amount of the provision in each quarter was determined by management’s review and analysis of the adequacy of the allowance for loan losses, involving all the activities and factors described above regarding that process. The provision in the current quarter was influenced by lower incurred losses within the loan portfolio and lower overall loan balances.

Net charge-offs during the first six months of 2011 were $34.0 million compared to $53.5 million in the same period of 2010. The $19.5 million decrease was due to declines in net charge-offs of construction loans of $8.3 million, consumer credit card loans of $7.9 million and consumer loans of $4.0 million. The provision for loan losses was $28.0 million in the first six months of 2011 compared to $56.5 million in the same period in 2010.

The allowance for loan losses at June 30, 2011 totaled $191.5 million, compared to $194.5 million at March 31, 2011. At June 30, 2011, the allowance was 2.07% of total loans, excluding loans held for sale, and 240.3% of total non-accrual loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at June 30, 2011.

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

	June 30	December 31
(Dollars in thousands)	2011	2010

Non-accrual loans:
Business	$26,030	$8,933
Real estate – construction and land	28,709	52,752
Real estate – business	16,780	16,242
Real estate – personal	8,198	7,348

Total non-accrual loans	79,717	85,275

Foreclosed real estate	23,551	12,045

Total non-performing assets	$103,268	$97,320

Non-performing assets as a percentage of total loans	1.12%	1.03%
Non-performing assets as a percentage of total assets	.53%	.53%

Loans past due 90 days and still accruing interest:
Business	$755	$854
Real estate – construction and land	871	217
Real estate – business	6,564	—
Real estate – personal	4,561	3,554
Consumer	1,488	2,867
Revolving home equity	760	825
Consumer credit card	8,599	12,149

Total loans past due 90 days and still accruing interest	$23,598	$20,466

Non-accrual loans, which are also classified as impaired, totaled $79.7 million at June 30, 2011 and decreased $5.6 million from amounts recorded at December 31, 2010. The decline from December 31, 2010 occurred mainly in construction and land real estate non-accrual loans, which decreased $24.0 million, and was partly offset by an increase of $17.1 million in business non-accrual loans. The decline in construction and land real estate non-accrual loans resulted partly from the foreclosure of several loans totaling $8.4 million. Loan pay-offs in this category, coupled with charge-offs, resulted in an additional decline of $15.6 million. The increase in business non-accrual loans resulted from two loans, totaling $17.8 million, which were placed on non-accrual status during 2011. At June 30, 2011, non-accrual loans were comprised mainly of construction and land real estate loans (36.0%), business loans (32.7%) and business real estate loans (21.0%). Foreclosed real estate increased $11.5 million to a balance of $23.6 million at June 30, 2011, mainly due to the construction and land real estate foreclosures mentioned above. The largest of these was a participated loan which was transferred to foreclosed real estate at the full fair value of the property, including the participated interests, as mentioned in the previous quarterly report.

Total loans past due 90 days or more and still accruing interest amounted to $23.6 million as of June 30, 2011, and grew $3.1 million compared to the balance at December 31, 2010, due to an increase of $6.6 million in business real estate loan delinquencies, which was partly offset by a $3.6 million decline in delinquencies of consumer credit card loans. The increase in business real estate loan delinquencies was largely due to a single loan, which at June 30 was delinquent but in the process of being repaid.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $269.6 million at June 30, 2011 compared with $233.5 million at December 31, 2010, resulting in an increase of $36.1 million, or 15.4%. The increase was largely due to increases of $28.7 million in business real estate loans and $8.7 million in construction and land real estate loans, both of which resulted from a downgrade in credit ratings on a number of loans during the Company’s normal review process.

	June 30	December 31
(In thousands)	2011	2010

Potential problem loans:
Business	$77,102	$79,640
Real estate – construction and land	60,322	51,589
Real estate – business	122,804	94,063
Real estate – personal	9,285	7,910
Consumer	41	284

Total potential problem loans	$269,554	$233,486

At June 30, 2011, the Company had identified approximately $99.9 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $30.0 million have been placed on non-accrual status. Of the remaining $69.9 million, approximately $48.5 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms, and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $21.4 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs. These restructured loans are considered impaired loans for purposes of determining the allowance for loan losses, as discussed in the Summary of Significant Accounting Policies in the Company’s 2010 Annual Report on Form 10-K.

Loans with Special Risk Characteristics

Management relies primarily on an internal risk rating system, in addition to delinquency status, to assess risk in the loan portfolio, and these statistics are presented in Note 2 to the consolidated financial statements. However, certain types of loans are considered at high risk of loss due to their terms, location, or special conditions. Additional information about the major types of loans in these categories and their risk features are provided below. Information presented below for personal real estate and home equity loans is based on loan-to-value (LTV) ratios which were calculated with valuations at loan origination date. The Company does not attempt to obtain updated appraisals or valuations unless the loans become significantly delinquent or are in the process of being foreclosed upon.

Real Estate – Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 4.7% of total loans outstanding at June 30, 2011. Balances in this portfolio decreased $27.4 million, or 5.9%, since December 31, 2010, which is mainly a reflection of the slower economy. Also contributing to the decline in balances were $3.1 million in net loan charge-offs in the first six months of 2011.

			% of			% of
	June 30		Total	December 31		Total
(In thousands)	2011	% of Total	Loans	2010	% of Total	Loans

Residential land and land development	$87,378	20.2%	1.0%	$112,963	24.5%	1.2%
Residential construction	77,071	17.8	.8	80,516	17.5	.9
Commercial land and land development	102,721	23.7	1.1	115,106	25.0	1.2
Commercial construction	166,294	38.3	1.8	152,268	33.0	1.6

Total real estate – construction and land loans	$433,464	100.0%	4.7%	$460,853	100.0%	4.9%

Real Estate – Business Loans

Total business real estate loans were $2.1 billion at June 30, 2011 and comprised 22.7% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 49% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

			% of			% of
	June 30	% of	Total	December 31		Total
(In thousands)	2011	Total	Loans	2010	% of Total	Loans

Owner-occupied	$1,030,208	49.1%	11.2%	$990,892	48.0%	10.5%
Office	249,725	11.9	2.7	254,882	12.4	2.7
Retail	204,544	9.8	2.2	226,418	11.0	2.4
Multi-family	171,017	8.2	1.8	143,051	6.9	1.5
Hotels	121,021	5.8	1.3	108,127	5.2	1.2
Farm	114,049	5.4	1.2	120,388	5.8	1.3
Industrial	107,747	5.1	1.2	118,159	5.7	1.3
Other	99,380	4.7	1.1	103,920	5.0	1.1

Total real estate – business loans	$2,097,691	100.0%	22.7%	$2,065,837	100.0%	22.0%

Real Estate – Personal Loans

The Company’s $1.4 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. Approximately $17.1 million of these loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. At June 30, 2011, the Company had loans with no mortgage insurance that also have an original LTV greater than 80% totaling $148.4 million, compared to $154.8 million at December 31, 2010.

Revolving Home Equity Loans

The Company also has $467.4 million in revolving home equity loans at June 30, 2011 that are generally collateralized by residential real estate. Most of these loans (94.5%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2011, the outstanding principal of loans with an LTV higher than 80% was $74.8 million compared to $78.9 million as of December 31, 2010. Loan balances over 30 days past due with interest only payments within the revolving home equity loan portfolio amounted to $1.1 million, or .2%, at June 30, 2011 compared to $1.3 million, or .3% at December 31, 2010.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage loans and the revolving floating rate line product mentioned above, the Company offers a third choice to those consumers desiring a fixed rate loan and a fixed maturity date. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $128.7 million and $132.7 million at June 30, 2011 and December 31, 2010, respectively. At the end of the second quarter of 2011, $35.8 million of this portfolio had an LTV over 80%, down from $39.3 million at the end of 2010.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 5% of the outstanding balance of fixed rate home equity loans at June 30, 2011. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $2.2 million in new fixed rate home equity loans were written with these LTV ratios during the first six months of 2011.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in the first six months of 2011 of $1.3 million, $711 thousand and $412 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime loan products, which are defined as those offerings made to customers with a FICO score below 650, and has purchased no brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles and marine and recreational vehicles (RV). Outstanding balances for these loans were $820.7 million and $882.7 million at June 30, 2011 and December 31, 2010, respectively. The balances over 30 days past due amounted to $9.4 million at June 30, 2011 compared to $15.1 million at the end of 2010. For the six months ended June 30, 2011, $113.5 million of new loans, mostly automobile loans, were originated, compared to $187.1 million during the full year of 2010.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at June 30, 2011 of $764.8 million in consumer credit card loans outstanding, approximately $142.1 million, or 18.6%, carried a low introductory rate. Within the next six months, $89.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Income Taxes

Income tax expense was $32.7 million in the second quarter of 2011, compared to $27.5 million in the first quarter of 2011 and $27.4 million in the second quarter of 2010. The Company’s effective tax rate, including the effect of non-controlling interest, was 32.1% in the second quarter of 2011, compared with 31.3% in the first quarter of 2011 and 31.5% in the second quarter of 2010. Additionally, income tax expense was $60.2 million in the first six months of 2011 compared to $45.8 million for the same period during the previous year, resulting in effective tax rates, including the effect of non-controlling interest, of 31.7% and 30.6%, respectively. The change in the effective tax rate for the first six months of 2011 compared to the same period in 2010 is primarily due to changes in the mix of taxable and non-taxable income during those periods.

Financial Condition

Balance Sheet

Total assets of the Company were $19.6 billion at June 30, 2011 compared to $18.5 billion at December 31, 2010. Earning assets (excluding fair value adjustments on investment securities) amounted to $18.4 billion at June 30, 2011 consisting of 50% in loans and 42% in investment securities, compared to $17.3 billion at December 31, 2010.

At June 30, 2011, total loans, including loans held for sale, decreased $195.3 million, or 2.1%, compared with balances at December 31, 2010. Construction loans and business loans declined $27.4 million and $35.5 million, respectively, reflecting continued weak demand. Consumer loans, mainly comprised of automobile and marine and RV loans, declined $55.4 million, primarily due to decreases in marine and RV loans as the Company has ceased most new originations of those loans. Consumer credit card loans decreased $66.2 million.

Available for sale investment securities, excluding fair value adjustments, increased $392.7 million, or 5.5%, at June 30, 2011 compared to December 31, 2010. Mortgage-backed securities increased $332.3 million, or 11.5%, and other asset-backed securities increased $40.3 million, or 1.7%. At June 30, 2011, the duration of the available for sale investment portfolio was 2.3 years, and maturities of approximately $601.9 million are expected to occur during the remainder of 2011. During the first six months of 2011, total long-term securities purchased under agreements to resell increased $400.0 million to $850.0 million at June 30, 2011. These agreements, which are collateralized and due from other large financial institutions, have remaining lives ranging from 1 to 3 years.

Interest earning deposits with banks, representing balances with the Federal Reserve Bank, totaled $535.7 million at June 30, 2011, an increase of $413.6 million over amounts recorded at December 31, 2010. However, the average balance during the second quarter of 2011 was $179.8 million. These balances represent excess overnight cash held at the Federal Reserve until such balances can be reinvested in higher earning assets.

Deposits at June 30, 2011 totaled $15.7 billion, a $571.5 million increase, or 3.8%, compared to $15.1 billion at December 31, 2010. This increase was the result of a $340.7 million increase in non-interest bearing deposits and an increase in money market deposit balances of $310.6 million, partially offset by a $62.3 million decrease in certificates of deposit balances. Certain non-interest bearing deposit accounts, which were previously included in interest bearing money market deposit totals, were reclassified to non-interest bearing deposits effective January 1, 2011. All prior periods have been revised to reflect this reclassification. The effect of this reclassification at December 31, 2010 was to increase the balance of non-interest bearing deposits by $2.3 billion.

The Company’s short-term borrowings of federal funds purchased and securities sold under agreements to repurchase were $882.5 million at June 30, 2011, a 51.4% increase compared to $582.8 million at the previous year end.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

	June 30	March 31	December 31
(In thousands)	2011	2011	2010

Liquid assets:
Available for sale investment securities	$7,717,634	$7,499,577	$7,294,303
Federal funds sold	10,845	3,600	10,135
Long-term securities purchased under agreements to resell	850,000	700,000	450,000
Balances at the Federal Reserve Bank	535,696	203,940	122,076

Total	$9,114,175	$8,407,117	$7,876,514

Federal funds sold, which are sold to the Company’s correspondent bank customers and have overnight maturities, totaled $10.8 million as of June 30, 2011. Long-term resell agreements, maturing between 2012 and 2014, totaled $850.0 million at June 30, 2011. The Company holds marketable securities as collateral under these agreements, which totaled $887.3 million in fair value at June 30, 2011. Interest earning balances at the Federal Reserve Bank, which also have overnight maturities and are used for general liquidity purposes, totaled $535.7 million at June 30, 2011. The fair value of the available for sale investment portfolio was $7.7 billion at June 30, 2011 and included an unrealized net gain of $160.2 million. The total net unrealized gain included gains of $82.3 million on mortgage and asset-backed securities, $27.9 million on U.S. government securities, $8.8 million on state and municipal obligations, and $8.9 million on corporate debt. An additional $29.8 million unrealized gain was included in the fair value of common stock held by the Parent.

The portfolio includes maturities of approximately $1.4 billion over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At June 30, 2011, total investment securities pledged for these purposes were as follows:

June 30
(In thousands)	2011

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$666,194
FHLB borrowings and letters of credit	140,582
Securities sold under agreements to repurchase	1,260,700
Other deposits	1,239,104

Total pledged securities	3,306,580
Unpledged and available for pledging	3,303,720
Ineligible for pledging	1,107,334

Total available for sale securities, at fair value	$7,717,634

Liquidity is also available from the Company’s large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2011, such deposits totaled $13.0 billion and represented 82.9% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.4 billion at June 30, 2011. These accounts are normally considered more volatile and higher costing, and they comprised 9.0% of total deposits at June 30, 2011.

	June 30	March 31	December 31
(In thousands)	2011	2011	2010

Core deposit base:
Non-interest bearing	$4,834,750	$4,558,630	$4,494,028
Interest checking	722,549	736,003	818,359
Savings and money market	7,417,440	7,338,052	7,028,472

Total	$12,974,739	$12,632,685	$12,340,859

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

	June 30	March 31	December 31
(In thousands)	2011	2011	2010

Borrowings:
Federal funds purchased	$11,692	$42,223	$4,910
Securities sold under agreements to repurchase	1,270,778	880,791	977,917
FHLB advances	104,364	104,395	104,675
Other debt	7,565	7,577	7,598

Total	$1,394,399	$1,034,986	$1,095,100

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $870.8 million at June 30, 2011, and structured repurchase agreements of $400.0 million. The structured repurchase agreements mature in 2013 and 2014, while the remaining repurchase agreements are borrowed on an overnight basis. The Company also borrows on a secured basis through advances from the FHLB, which totaled $104.4 million at June 30, 2011. These advances have fixed interest rates, and most mature in 2017. Other outstanding borrowings relate mainly to the Company’s private equity investments.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2011:

	June 30, 2011
		Federal
(In thousands)	FHLB	Reserve	Total

Collateral value pledged	$1,900,666	$1,464,871	$3,365,537
Advances outstanding	(104,364)	—	(104,364)
Letters of credit issued	(329,283)	—	(329,283)

Available for future advances	$1,467,019	$1,464,871	$2,931,890

In addition to those mentioned above, several other sources of liquidity are available. The Company has strong long-term deposit ratings from Standard & Poor’s and Moody’s of A+ and Aa2, respectively. Additionally, its sound commercial paper rating of A-1 from Standard & Poor’s and P-1 from Moody’s would help ensure the ready marketability of the Company’s commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. Neither the Company nor its banking subsidiary has any subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Financing may also include the issuance of common or preferred stock.

Cash and cash equivalents (defined as “Cash and due from banks”, “Short-term federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying balance sheets) was $887.1 million at June 30, 2011 compared to $460.7 million at December 31, 2010. The $426.5 million increase included changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for June 30, 2011. Operating activities include net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first six months of 2011, operating activities provided cash of $194.9 million. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $667.2 million. Most of the cash outflow was due to $1.8 billion in purchases of investment securities and purchases of $500.0 million in long-term securities purchased under agreements to resell. These outflows were partially offset by $1.4 billion in maturities and pay downs of investment securities, repayments of $100.0 million in long-term securities purchased under agreements to resell, and a net decline in loans of $139.9 million. Financing activities provided cash of $898.8 million, resulting from increases of $643.6 million in deposit accounts and $299.6 million in short-term federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

			Minimum Ratios
			for
	June 30	December 31	Well-Capitalized
(Dollars in thousands)	2011	2010	Banks

Risk-adjusted assets	$12,701,269	$12,717,868
Tier I risk-based capital	1,918,205	1,828,965
Total risk-based capital	2,090,776	2,002,646
Tier I risk-based capital ratio	15.10%	14.38%	6.00%
Total risk-based capital ratio	16.46%	15.75%	10.00%
Tier I leverage ratio	10.32%	10.17%	5.00%

The Company maintains a treasury stock buyback program, and during the quarter ended June 30, 2011, the Company purchased 343,270 shares of treasury stock at an average cost of $40.87 per share. At June 30, 2011, 1,313,683 shares remained available for purchase under the current Board authorization. At a July 2011 meeting, the Board of Directors approved the purchase of additional shares, bringing the total shares authorized for future purchase to 3,000,000 shares.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a per share cash dividend of $.230 in the first quarter of 2011, which was a 2.7% increase compared to the fourth quarter of 2010, and maintained the same payout in the second quarter of 2011.

Commitments, Off-Balance Sheet Arrangements and Contingencies

Various commitments and contingent liabilities arise in the normal course of business, which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2011 totaled $7.2 billion (including approximately $3.4 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $319.6 million and $14.1 million, respectively, at June 30, 2011. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.9 million at June 30, 2011.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During the first six months of 2011, purchases and sales of tax credits amounted to $24.8 million and $25.4 million, respectively, and at June 30, 2011, outstanding purchase commitments totaled $131.0 million.

The Parent has additional funding commitments arising from investments in private equity concerns, classified as non-marketable securities in the accompanying balance sheets, which total $1.3 million at June 30, 2011. In addition, the Parent expects to fund $18.7 million to venture capital subsidiaries over the next several years. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

On April 6, 2010 a suit was filed against Commerce Bank (the Bank) in the U.S. District Court for the Western District of Missouri by a customer alleging that overdraft fees relating to debit card transactions have been unfairly assessed by the Bank. The suit seeks class-action status for Bank customers who may have been similarly affected and has been transferred to the U.S. District Court for the Southern District of Florida for pre-trial proceedings as part of the multi-district litigation referred to as In re Checking Account Overdraft Litigation. A second suit alleging the same facts and also seeking class-action status was filed on

June 4, 2010 in Missouri state court but has been stayed in deference to the earlier filed suit. For further information, refer to Note 15 in the consolidated financial statements.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2011 and 2010.

				Segment	Other/	Consolidated
(In thousands)	Consumer	Commercial	Wealth	Totals	Elimination	Totals

Six Months Ended June 30, 2011:
Net interest income	$143,608	$137,679	$19,237	$300,524	$25,159	$325,683
Provision for loan losses	(25,331)	(8,497)	(28)	(33,856)	5,879	(27,977)
Non-interest income	66,807	79,455	51,415	197,677	(427)	197,250
Investment securities gains, net	—	—	—	—	3,283	3,283
Non-interest expense	(138,386)	(109,193)	(45,314)	(292,893)	(14,580)	(307,473)

Income before income taxes	$46,698	$99,444	$25,310	$171,452	$19,314	$190,766

Six Months Ended June 30, 2010:
Net interest income	$161,477	$127,671	$18,812	$307,960	$17,858	$325,818
Provision for loan losses	(36,991)	(16,121)	(221)	(53,333)	(3,176)	(56,509)
Non-interest income	73,897	74,351	45,722	193,970	677	194,647
Investment securities losses, net	—	—	—	—	(3,005)	(3,005)
Non-interest expense	(147,737)	(109,415)	(43,277)	(300,429)	(11,088)	(311,517)

Income before income taxes	$50,646	$76,486	$21,036	$148,168	$1,266	$149,434

Increase (decrease) in income before income taxes:

Amount	$(3,948)	$22,958	$4,274	$23,284	$18,048	$41,332

Percent	(7.8)%	30.0%	20.3%	15.7%	N.M.	27.7%

Consumer

For the six months ended June 30, 2011, income before income taxes for the Consumer segment decreased $3.9 million, or 7.8%, from the first six months of 2010. This decrease was mainly due to a decline of $17.9 million, or 11.1%, in net interest income, coupled with a decline of $7.1 million in non-interest income. Net interest income declined due to a $22.8 million decrease in loan interest income and a $3.8 million decrease in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios, partly offset by a decline of $8.7 million in deposit interest expense. The decline in loan interest income included a $7.3 million decrease in student loan interest, resulting from the Company’s sale of most of the student loan portfolios in 2010, and a $4.3 million decline in interest on marine and RV loans. Non-interest income decreased mainly due to a decline in deposit account fees (mainly overdraft charges), in addition to lower gains on the sales of student loans. These declines were partly offset by an increase in bank card fee income (primarily debit card fees). Non-interest expense declined $9.4 million, or 6.3%, from the previous year due to lower supplies expense, student loan servicing costs, teller services expense and FDIC insurance expense, partly offset by higher building rental expense. The provision for loan losses totaled $25.3 million, an $11.7 million decrease from the first six months of 2010, which was due mainly to lower losses on consumer credit card loans, marine and RV loans, and other consumer loans.

Commercial

For the six months ended June 30, 2011, income before income taxes for the Commercial segment increased $23.0 million, or 30.0%, compared to the same period in the previous year, mainly due to a lower provision for loan losses and growth in net interest income and non-interest income. Net interest income increased $10.0 million, or 7.8%, due to higher net allocated funding credits of $12.9 million, partly offset by a

$3.4 million decline in loan interest income. The provision for loan losses in this segment totaled $8.5 million in the first six months of 2011, a decrease of $7.6 million from the first six months of 2010. During 2011, net charge-offs on construction loans declined $8.3 million, while net charge-offs on business loans increased $1.6 million. Non-interest income increased by $5.1 million, or 6.9%, over the previous year due to growth in bank card fees (mainly corporate card), partly offset by lower deposit account fees and bond trading income. Non-interest expense decreased $222 thousand from the previous year, mainly due to declines in foreclosed real estate and other repossessed property expense and deposit account processing expense. These increases were partly offset by higher costs for salaries (mainly incentives), bank card related expenses and corporate management fees.

Wealth

Wealth segment pre-tax profitability for the six months ended June 30, 2011 increased $4.3 million, or 20.3%, over the same period in the previous year. Net interest income increased $425 thousand, or 2.3%, and was impacted by a $963 thousand increase in assigned net funding credits and an $809 thousand decline in deposit interest expense, offset by a $1.3 million decrease in loan interest income. Non-interest income increased $5.7 million, or 12.5%, over the prior year due to higher trust and brokerage fees. Non-interest expense increased $2.0 million, or 4.7%, mainly due to higher salaries expense and fraud losses.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was higher than in the previous period by $18.0 million. This increase was mainly due to a decline in the unallocated loan loss provision of $9.1 million. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, increased $7.3 million, and unallocated amounts related to investment securities gains increased $6.3 million.

Regulatory Changes Affecting the Banking Industry

In March 2010, legislation was passed which expanded Pell Grants and Perkins Loan programs and required all colleges and universities to convert to direct lending programs with the U.S. government as of July 1, 2010. Previously, colleges and universities had the choice of participating in either direct lending with the U.S. government or a program whereby loans were originated by banks but guaranteed by the U.S. government. The Company terminated its guaranteed student loan origination business effective July 1, 2010 and sold most of its student loan portfolios in 2010.

The Federal Reserve issued new regulations, effective July 1, 2010, which prohibited financial institutions from assessing fees for paying ATM and one-time debit card transactions that overdraw consumer accounts unless the consumer affirmatively consents to the financial institution’s overdraft practices. The Company implemented new procedures to solicit and capture required customer consents and, effective July 1, 2010, prohibited such ATM and one-time debit card transactions causing overdrafts, unless an opt-in consent has been received. As not all customers provided such consent, these new regulations resulted in lower deposit fee income in the second half of 2010. Overdraft fees decreased $9.4 million during the first six months of 2011 as compared to the same period in the prior year, and most of this decrease related to these new regulations. As a means to mitigate some of the impact to revenue, the Company is developing other products and has begun offering some deposit accounts with monthly fees.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry. Among its many provisions are rules which establish a new council of “systemic risk” regulators, create a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The Dodd-Frank Act also mandated new rules on debit card interchange fees.

Because the Company has maintained a strong balance sheet with solid amounts of capital and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd Frank Act, including higher capital standards, improved lending transparency and risked-based FDIC insurance assessments, that management does not expect to negatively affect the Company’s future results. However, there are other provisions, such as limitations on debit card fees (mentioned below) and the potential for higher costs due to increased regulatory and compliance burdens, that will likely lower revenues or raise costs to the Company. The provisions of the Dodd-Frank Act are so extensive that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time.

In June 2011, the Federal Reserve, as required by the Dodd-Frank Act, approved a final debit card interchange rule that significantly limits the amount of debit card interchange fees charged by banks. The new rule caps an issuer’s base fee at 21 cents per transaction and allows additional fees to help cover fraud losses. The new pricing is a reduction of approximately 45% when compared to current market rates. The new rule also limits network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on two unaffiliated networks: one signature-based and one PIN-based. The new rules apply to bank issuers with more than $10 billion in assets and will take effect October 1, 2011. As a result of this rule, the Company estimates that debit card revenues will decline approximately $7.0 million in the fourth quarter of 2011.

Impact of Recently Issued Accounting Standards

Fair Value Measurements In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures related to transfers among fair value hierarchy levels and the activity of Level 3 assets and liabilities. This ASU also provides clarification for the disaggregation of fair value measurements of assets and liabilities and the discussion of inputs and valuation techniques used for fair value measurements. The new disclosures and clarification were effective January 1, 2010, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures were effective January 1, 2011, and their adoption did not have a significant effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The ASU contains guidance on the application of the highest and best use and valuation premise concepts, the measurement of fair values of instruments classified in shareholders’ equity, the measurement of fair values of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. It also requires additional disclosures about fair value measurements, including information about the unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy, the sensitivity of recurring fair value measurements within Level 3 to changes in unobservable inputs and the interrelationships between those inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed. These amendments are to be applied prospectively, effective January 1, 2012, and their application is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Troubled Debt Restructurings In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The ASU seeks to create consistency in the application of U.S. GAAP for identifying and evaluating debt restructurings. It clarifies existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The ASU specifically addresses how the debtor’s access to funds at a market interest rate, increases in the contractual interest rate, and payment delays should be considered when determining whether a concession has been granted. The ASU is effective July 1, 2011, but requires disclosure of modifications occurring since January 1, 2011 which have been newly identified as troubled debt restructurings under the new guidance. Because the Company has generally applied the ASU’s guidance in identifying troubled debt restructurings in the past, no new troubled debt restructurings have been identified as a result of the adoption of the ASU.

Repurchase Agreements In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”. The guidance in the ASU is intended to improve the accounting for repurchase agreements and other similar agreements. Specifically, the ASU modifies the criteria for determining when these transactions would be recorded as a financing arrangement as opposed to a purchase or sale arrangement with a commitment to resell or repurchase. It removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. This new guidance is effective January 1, 2012, and early adoption is not permitted. The Company does not expect the adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.

Other Comprehensive Income In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. The ASU increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements which report both net income and other comprehensive income. It eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The ASU is effective for periods beginning January 1, 2012 and requires retrospective application. The ASU does not change the components of other comprehensive income, the timing of items reclassified to net income, or the net income basis for income per share calculations.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Three Months Ended June 30, 2011 and 2010

	Second Quarter 2011			Second Quarter 2010
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$2,959,012	$26,822	3.64%	$2,880,616	$28,194	3.93%
Real estate – construction and land	429,649	4,834	4.51	568,417	5,531	3.90
Real estate – business	2,100,726	25,887	4.94	2,028,799	25,709	5.08
Real estate – personal	1,440,747	17,480	4.87	1,484,155	19,410	5.25
Consumer	1,112,315	17,539	6.32	1,270,243	21,293	6.72
Revolving home equity	468,380	4,951	4.24	482,847	5,199	4.32
Student(B)	—	—	—	322,010	1,907	2.38
Consumer credit card	743,317	20,633	11.13	737,798	22,668	12.32
Overdrafts	6,654	—	—	6,817	—	—

Total loans	9,260,800	118,146	5.12	9,781,702	129,911	5.33

Loans held for sale	52,390	309	2.37	557,032	2,261	1.63
Investment securities:
U.S. government and federal agency	341,725	8,279	9.72	442,913	3,785	3.43
Government-sponsored enterprise obligations	234,968	1,304	2.23	225,541	1,213	2.16
State and municipal obligations(A)	1,160,164	13,725	4.75	893,224	10,852	4.87
Mortgage and asset-backed securities	5,460,506	35,518	2.61	4,389,863	37,998	3.47
Other marketable securities(A)	172,754	1,801	4.18	192,647	2,186	4.55
Trading securities(A)	20,456	142	2.78	19,545	143	2.93
Non-marketable securities(A)	105,015	1,635	6.24	113,601	1,206	4.26

Total investment securities	7,495,588	62,404	3.34	6,277,334	57,383	3.67

Short-term federal funds sold and securities
purchased under agreements to resell	16,513	22	.53	6,840	13	.76
Long-term securities purchased
under agreements to resell	803,846	3,165	1.58	—	—	—
Interest earning deposits with banks	179,763	110	.25	321,763	201	.25

Total interest earning assets	17,808,900	184,156	4.15	16,944,671	189,769	4.49

Less allowance for loan losses	(192,967)			(195,889)
Unrealized gain on investment securities	147,071			133,387
Cash and due from banks	334,392			377,860
Land, buildings and equipment, net	379,394			397,485
Other assets	386,438			400,529

Total assets	$18,863,228			$18,058,043

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$537,364	190	.14	$490,463	137	.11
Interest checking and money market	7,580,895	6,182	.33	6,809,251	7,574	.45
Time open & C.D.’s of less than $100,000	1,324,192	2,965	.90	1,702,895	6,059	1.43
Time open & C.D.’s of $100,000 and over	1,466,214	2,434	.67	1,323,064	3,562	1.08

Total interest bearing deposits	10,908,665	11,771	.43	10,325,673	17,332	.67

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	952,032	687	.29	1,026,763	826	.32
Other borrowings	112,099	919	3.29	502,191	3,785	3.02

Total borrowings	1,064,131	1,606	.61	1,528,954	4,611	1.21

Total interest bearing liabilities	11,972,796	13,377	.45%	11,854,627	21,943	.74%

Non-interest bearing deposits	4,570,721			4,042,157
Other liabilities	208,606			198,909
Equity	2,111,105			1,962,350

Total liabilities and equity	$18,863,228			$18,058,043

Net interest margin (T/E)		$170,779			$167,826

Net yield on interest earning assets			3.85%			3.97%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	This portfolio was sold during October 2010.

AVERAGE BALANCE SHEETS – AVERAGE RATES AND YIELDS

Six Months Ended June 30, 2011 and 2010

	Six Months 2011			Six Months 2010
		Interest	Avg. Rates		Interest	Avg. Rates
	Average	Income/	Earned/	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS:
Loans:
Business(A)	$3,005,553	$54,287	3.64%	$2,855,661	$54,947	3.88%
Real estate – construction and land	440,532	9,835	4.50	600,891	11,799	3.96
Real estate – business	2,091,096	51,158	4.93	2,058,291	51,461	5.04
Real estate – personal	1,442,219	35,296	4.94	1,505,088	39,555	5.30
Consumer	1,129,586	35,835	6.40	1,288,275	43,662	6.83
Revolving home equity	471,889	9,964	4.26	485,654	10,385	4.31
Student(B)	—	—	—	325,349	3,755	2.33
Consumer credit card	759,206	41,516	11.03	750,292	46,333	12.45
Overdrafts	6,886	—	—	7,207	—	—

Total loans	9,346,967	237,891	5.13	9,876,708	261,897	5.35

Loans held for sale	55,253	607	2.22	520,600	4,165	1.61
Investment securities:
U.S. government and federal agency	387,934	12,391	6.44	441,204	5,946	2.72
Government-sponsored enterprise obligations	221,989	2,369	2.15	196,269	2,278	2.34
State and municipal obligations(A)	1,136,583	26,437	4.69	895,845	22,022	4.96
Mortgage and asset-backed securities	5,356,124	72,156	2.72	4,423,241	78,548	3.58
Other marketable securities(A)	174,298	4,364	5.05	186,917	4,273	4.61
Trading securities(A)	19,740	277	2.83	16,682	242	2.92
Non-marketable securities(A)	104,416	3,437	6.64	118,491	3,005	5.11

Total investment securities	7,401,084	121,431	3.31	6,278,649	116,314	3.74

Short-term federal funds sold and securities
purchased under agreements to resell	10,838	32	.60	7,031	28	.80
Long-term securities purchased
under agreements to resell	686,464	5,327	1.56	—	—	—
Interest earning deposits with banks	163,220	200	.25	215,540	266	.25

Total interest earning assets	17,663,826	365,488	4.17	16,898,528	382,670	4.57

Less allowance for loan losses	(194,511)			(196,313)
Unrealized gain on investment securities	138,256			130,522
Cash and due from banks	340,449			370,826
Land, buildings and equipment, net	382,098			399,839
Other assets	378,102			406,847

Total assets	$18,708,220			$18,010,249

LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$518,977	365	.14	$475,934	251	.11
Interest checking and money market	7,490,282	12,907	.35	6,666,268	14,556	.44
Time open & C.D.’s of less than $100,000	1,374,893	6,708	.98	1,734,367	12,874	1.50
Time open & C.D.’s of $100,000 and over	1,449,979	5,107	.71	1,323,381	7,485	1.14

Total interest bearing deposits	10,834,131	25,087	.47	10,199,950	35,166	.70

Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	987,213	1,309	.27	1,095,807	1,646	.30
Other borrowings	112,239	1,834	3.30	617,913	10,498	3.43

Total borrowings	1,099,452	3,143	.58	1,713,720	12,144	1.43

Total interest bearing liabilities	11,933,583	28,230	.48%	11,913,670	47,310	.80%

Non-interest bearing deposits	4,504,246			3,957,635
Other liabilities	188,538			196,467
Equity	2,081,853			1,942,477

Total liabilities and equity	$18,708,220			$18,010,249

Net interest margin (T/E)		$337,258			$335,360

Net yield on interest earning assets			3.85%			4.00%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	This portfolio was sold during October 2010.

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

	June 30, 2011		March 31, 2011		December 31, 2010
	$ Change in	% Change in	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest	Net Interest
(Dollars in millions)	Income	Income	Income	Income	Income	Income

300 basis points rising	$2.0	.33%	$2.6	.42%	$10.4	1.70%
200 basis points rising	3.0	.49	1.1	.17	7.6	1.25
100 basis points rising	2.1	.35	(2.4)	(.38)	2.8	.46

As shown above, under the rising rate scenarios presented, a gradual increase in rates of 100 basis points would increase net income by $2.1 million, or .4%, while a 200 basis point rising scenario would increase net interest income by $3.0 million, or .5%. Under a 300 basis point rising scenario, net interest income would increase $2.0 million, or .3%. Due to the already low interest rate environment, the Company did not model falling rate scenarios. Under the 100 and 200 basis points rising rate scenarios, the increases in expected net interest income occurred mainly due to current low market interest rates and updated assumptions for money market accounts, causing them to be less interest rate sensitive in the above rate scenarios. Accordingly, as rates rise in the above scenarios, rates on money market accounts will rise more slowly than other market rates and will therefore generate more net interest income. Also, due to recent increases in funding sources, average overnight borrowings (which are highly rate sensitive) have decreased, further reducing pressures on net interest income.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 15, Legal Proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

	Total		Total Number of
	Number	Average	Shares Purchased	Maximum Number that
	of Shares	Price Paid	as part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

April 1 – 30, 2011	213	$41.81	213	1,656,740
May 1 – 31, 2011	—	—	—	1,656,740
June 1 – 30, 2011	343,057	$40.87	343,057	1,313,683

Total	343,270	$40.87	343,270	1,313,683

In February 2008, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At June 30, 2011, 1,313,683 shares remained available to be purchased under that authorization. At a July 2011 meeting of the Board of Directors, the purchase of additional shares was approved, bringing the total shares authorized for future purchase to 3,000,000 shares.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commerce Bancshares, Inc.

By	/s/ James L. Swarts
James L. Swarts
Vice President & Secretary

Date: August 5, 2011

By	/s/ Jeffery D. Aberdeen
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 5, 2011

INDEX TO EXHIBITS

31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.