Form 10-Q
period 2011-09-30
COMMERCE BANCSHARES INC /MO/
filed 2011-11-04
CIK 22356

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
____________________________________________________________

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
Yes ☐     No ☑
As of October 25, 2011, the registrant had outstanding 84,692,732 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Loans	$9,073,123	$9,410,982
Allowance for loan losses	(188,038)	(197,538)
Net loans	8,885,085	9,213,444
Loans held for sale	39,576	63,751
Investment securities:
Available for sale ($420,348,000 and $429,439,000 pledged in 2011 and 2010,
respectively, to secure structured repurchase agreements)	9,278,066	7,294,303
Trading	9,695	11,710
Non-marketable	111,808	103,521
Total investment securities	9,399,569	7,409,534
Short-term federal funds sold and securities purchased under agreements to resell	11,400	10,135
Long-term securities purchased under agreements to resell	850,000	450,000
Interest earning deposits with banks	133,419	122,076
Cash and due from banks	424,861	328,464
Land, buildings and equipment, net	368,965	383,397
Goodwill	125,585	125,585
Other intangible assets, net	8,452	10,937
Other assets	391,756	385,016
Total assets	$20,638,668	$18,502,339
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$5,003,587	$4,494,028
Savings, interest checking and money market	8,416,839	7,846,831
Time open and C.D.'s of less than $100,000	1,204,896	1,465,050
Time open and C.D.'s of $100,000 and over	1,388,755	1,279,112
Total deposits	16,014,077	15,085,021
Federal funds purchased and securities sold under agreements to repurchase	1,057,728	982,827
Other borrowings	111,869	112,273
Other liabilities	1,325,029	298,754
Total liabilities	18,508,703	16,478,875
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 87,296,284 shares in 2011 and 86,788,322 shares in 2010	436,481	433,942
Capital surplus	980,176	971,293
Retained earnings	690,981	555,778
Treasury stock of 2,504,467 shares in 2011 and 61,839 shares in 2010, at cost	(96,205)	(2,371)
Accumulated other comprehensive income	115,781	63,345
Total Commerce Bancshares, Inc. stockholders' equity	2,127,214	2,021,987
Non-controlling interest	2,751	1,477
Total equity	2,129,965	2,023,464
Total liabilities and equity	$20,638,668	$18,502,339
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2011	2010	2011	2010
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$114,731	$126,273	$349,877	$385,976
Interest and fees on loans held for sale	270	1,368	877	5,533
Interest on investment securities	51,697	50,295	164,298	159,259
Interest on short-term federal funds sold and securities purchased under
agreements to resell	13	12	45	40
Interest on long-term securities purchased under agreements to resell	3,913	862	9,240	862
Interest on deposits with banks	211	106	411	372
Total interest income	170,835	178,916	524,748	552,042
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	6,445	7,261	19,717	22,068
Time open and C.D.'s of less than $100,000	2,413	5,444	9,121	18,318
Time open and C.D.'s of $100,000 and over	2,130	3,461	7,237	10,946
Interest on federal funds purchased and securities sold under
agreements to repurchase	292	584	1,601	2,230
Interest on other borrowings	925	2,729	2,759	13,225
Total interest expense	12,205	19,479	40,435	66,787
Net interest income	158,630	159,437	484,313	485,255
Provision for loan losses	11,395	21,844	39,372	78,353
Net interest income after provision for loan losses	147,235	137,593	444,941	406,902
NON-INTEREST INCOME
Bank card transaction fees	42,149	37,723	120,915	107,872
Trust fees	22,102	20,170	66,218	59,846
Deposit account charges and other fees	21,939	21,693	62,028	71,146
Bond trading income	5,556	5,133	15,255	15,524
Consumer brokerage services	2,333	2,390	7,876	6,879
Loan fees and sales	2,034	5,830	5,933	11,141
Other	5,519	7,071	20,657	22,249
Total non-interest income	101,632	100,010	298,882	294,657
INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	(1,200)	5,645	2,986	11,355
Noncredit-related losses (reversals) on securities not expected to be sold	369	(7,690)	(4,741)	(15,533)
Net impairment losses	(831)	(2,045)	(1,755)	(4,178)
Realized gains on sales and fair value adjustments	3,418	2,061	7,625	1,189
Investment securities gains (losses), net	2,587	16	5,870	(2,989)
NON-INTEREST EXPENSE
Salaries and employee benefits	85,700	85,442	257,315	259,988
Net occupancy	11,510	12,086	34,760	35,697
Equipment	5,390	5,709	16,669	17,548
Supplies and communication	5,674	6,724	16,898	20,891
Data processing and software	16,232	16,833	50,230	50,936
Marketing	4,545	5,064	13,298	14,784
Deposit insurance	2,772	4,756	10,443	14,445
Indemnification obligation	—	—	(1,359)	(1,683)
Other	21,923	18,972	62,965	54,497
Total non-interest expense	153,746	155,586	461,219	467,103
Income before income taxes	97,708	82,033	288,474	231,467
Less income taxes	31,699	26,012	91,898	71,817
Net income	66,009	56,021	196,576	159,650
Less non-controlling interest expense (income)	657	136	1,737	(139)
Net income attributable to Commerce Bancshares, Inc.	$65,352	$55,885	$194,839	$159,789
Net income per common share — basic	$.76	$.63	$2.25	$1.82
Net income per common share — diluted	$.76	$.64	$2.24	$1.82
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2011	$433,942	$971,293	$555,778	$(2,371)	$63,345	$1,477	$2,023,464
Net income			194,839			1,737	196,576
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					2,835		2,835
Change in unrealized gain (loss) on all other available for sale securities, net of tax					48,422		48,422
Amortization of pension loss, net of tax					1,179		1,179
Total comprehensive income							249,012
Distributions to non-controlling interest						(463)	(463)
Purchase of treasury stock				(101,111)			(101,111)
Issuance of stock under purchase and equity compensation plans	1,563	5,261		7,236			14,060
Net tax benefit related to equity compensation plans		1,025					1,025
Stock-based compensation		3,614					3,614
Issuance of nonvested stock awards	976	(1,017)		41			—
Cash dividends paid ($.690 per share)			(59,636)				(59,636)
Balance September 30, 2011	$436,481	$980,176	$690,981	$(96,205)	$115,781	$2,751	$2,129,965
Balance January 1, 2010	$415,637	$854,490	$568,532	$(838)	$46,407	$1,677	$1,885,905
Net income			159,789			(139)	159,650
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					12,469		12,469
Change in unrealized gain (loss) on all other available for sale securities, net of tax					35,274		35,274
Amortization of pension loss, net of tax					1,054		1,054
Total comprehensive income							208,447
Distributions to non-controlling interest						(372)	(372)
Purchase of treasury stock				(1,047)			(1,047)
Issuance of stock under purchase and equity compensation plans	1,425	5,439		(199)			6,665
Net tax benefit related to equity compensation plans		1,174					1,174
Stock-based compensation		4,669					4,669
Issuance of nonvested stock awards	765	(526)		(239)			—
Cash dividends paid ($.671 per share)			(58,836)				(58,836)
Balance September 30, 2010	$417,827	$865,246	$669,485	$(2,323)	$95,204	$1,166	$2,046,605
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2011	2010
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$196,576	$159,650
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,372	78,353
Provision for depreciation and amortization	35,281	36,891
Amortization of investment security premiums, net	9,406	16,835
Investment securities (gains) losses, net(A)	(5,870)	2,989
Net gains on sales of loans held for sale	(1,554)	(6,656)
Originations of loans held for sale	(41,231)	(316,641)
Proceeds from sales of loans held for sale	67,065	420,391
Net increase in trading securities	(2,941)	(15,901)
Stock-based compensation	3,614	4,669
(Increase) decrease in interest receivable	(1,077)	1,654
Decrease in interest payable	(4,393)	(6,632)
Increase (decrease) in income taxes payable	14,863	(3,514)
Net tax benefit related to equity compensation plans	(1,025)	(1,174)
Other changes, net	3,011	34,954
Net cash provided by operating activities	311,097	405,868
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	11,699	77,678
Proceeds from maturities/pay downs of investment securities(A)	1,968,848	1,650,002
Purchases of investment securities(A)	(2,926,445)	(2,270,478)
Net decrease in loans	288,987	363,764
Long-term securities purchased under agreements to resell	(500,000)	(350,000)
Repayments of long-term securities purchased under agreements to resell	100,000	—
Purchases of land, buildings and equipment	(16,135)	(13,161)
Sales of land, buildings and equipment	2,288	394
Net cash used in investing activities	(1,070,758)	(541,801)
FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	1,090,342	403,068
Net decrease in time open and C.D.'s	(150,511)	(287,178)
Long-term securities sold under agreements to repurchase	—	400,000
Repayment of long-term securities sold under agreements to repurchase	—	(500,000)
Net increase in short-term federal funds purchased and securities sold under
agreements to repurchase	74,901	527,364
Repayment of long-term borrowings	(404)	(398,200)
Net increase in short-term borrowings	—	1
Purchases of treasury stock	(101,111)	(1,047)
Issuance of stock under stock purchase and equity compensation plans	14,060	6,665
Net tax benefit related to equity compensation plans	1,025	1,174
Cash dividends paid on common stock	(59,636)	(58,836)
Net cash provided by financing activities	868,666	93,011
Increase (decrease) in cash and cash equivalents	109,005	(42,922)
Cash and cash equivalents at beginning of year	460,675	463,834
Cash and cash equivalents at September 30	$569,680	$420,912
(A) Available for sale and non-marketable securities
Income tax net payments	$76,795	$75,138
Interest paid on deposits and borrowings	$44,828	$73,419
Loans transferred to foreclosed real estate	$20,630	$11,140
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2010 data to conform to current year presentation. These included the reclassification of certain non-interest bearing deposits from money market accounts to non-interest bearing deposits, in order to more accurately present the Company’s balances of non-interest bearing deposits. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2010 Annual Report on Form 10-K.

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at September 30, 2011 and December 31, 2010 are as follows:

(In thousands)	Sept. 30, 2011	Dec. 31, 2010
Commercial:
Business	$2,769,255	$2,957,043
Real estate – construction and land	397,598	460,853
Real estate – business	2,138,813	2,065,837
Personal Banking:
Real estate – personal	1,428,492	1,440,386
Consumer	1,105,785	1,164,327
Revolving home equity	466,946	477,518
Consumer credit card	752,458	831,035
Overdrafts	13,776	13,983
Total loans	$9,073,123	$9,410,982

At September 30, 2011, loans of $3.0 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.2 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2011 follows:

	For the Three Months			For the Nine Months
	Ended September 30			Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$127,263	$64,275	$191,538	$119,946	$77,592	$197,538
Provision	1,503	9,892	11,395	16,783	22,589	39,372
Deductions:
Loans charged off	4,047	14,831	18,878	14,357	47,512	61,869
Less recoveries on loans	514	3,469	3,983	2,861	10,136	12,997
Net loans charged off	3,533	11,362	14,895	11,496	37,376	48,872
Balance at September 30, 2011	$125,233	$62,805	$188,038	$125,233	$62,805	$188,038

A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2010 follows:

(In thousands)	For the Three Months Ended September 30	For the Nine Months Ended September 30
Balance at beginning of period	$197,538	$194,480
Provision for loan losses	21,844	78,353
Deductions:
Loans charged off	26,079	88,417
Less recoveries on loans	4,235	13,122
Net loans charged off	21,844	75,295
Balance at September 30, 2010	$197,538	$197,538

The following table shows the balance in the allowance for loan losses and the related loan balance at September 30, 2011 and December 31, 2010, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

(In thousands)	Commercial	Personal Banking	Total
September 30, 2011
Allowance for loan losses:
Impaired loans	$6,409	$3,687	$10,096
All other loans	118,824	59,118	177,942
Loans outstanding:
Impaired loans	109,712	30,336	140,048
All other loans	5,195,954	3,737,121	8,933,075
December 31, 2010
Allowance for loan losses:
Impaired loans	$6,127	$3,243	$9,370
All other loans	113,819	74,349	188,168
Loans outstanding:
Impaired loans	118,532	26,828	145,360
All other loans	5,365,201	3,900,421	9,265,622

Impaired loans

The table below shows the Company’s investment in impaired loans at September 30, 2011 and December 31, 2010. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. They are largely comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk, and as a result were classified as troubled debt restructurings. These loans totaled $42.0 million and $41.3 million at September 30, 2011 and December 31, 2010, respectively. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $22.1 million at September 30, 2011 and $18.8 million at December 31, 2010.

(In thousands)	Sept. 30, 2011	Dec. 31, 2010
Non-accrual loans	$75,912	$85,275
Restructured loans (accruing)	64,136	60,085
Total impaired loans	$140,048	$145,360

The following table provides additional information about impaired loans held by the Company at September 30, 2011 and December 31, 2010, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

				Interest Income Recognized * For the Period Ended
				September 30, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three Months	Nine Months
September 30, 2011
With no related allowance recorded:
Business	$21,547	$22,878	$—	$—	$—
Real estate – construction and land	7,637	25,775	—	—	—
Real estate – business	6,104	8,224	—	—	—
Real estate – personal	61	61	—	—	—
	$35,349	$56,938	$—	$—	$—
With an allowance recorded:
Business	$14,865	$19,104	$1,313	$72	$217
Real estate – construction and land	36,677	51,349	2,552	192	575
Real estate – business	22,882	27,192	2,544	174	522
Real estate – personal	8,128	10,696	764	8	24
Consumer credit card	22,147	22,147	2,923	484	1,451
	$104,699	$130,488	$10,096	$930	$2,789
Total	$140,048	$187,426	$10,096	$930	$2,789
December 31, 2010
With no related allowance recorded:
Business	$3,544	$5,095	$—
Real estate – construction and land	30,979	55,790	—
Real estate – business	4,245	5,295	—
Real estate – personal	755	755	—
	$39,523	$66,935	$—
With an allowance recorded:
Business	$18,464	$21,106	$1,665
Real estate – construction and land	39,719	52,587	2,538
Real estate – business	21,581	25,713	1,924
Real estate – personal	7,294	9,489	936
Consumer credit card	18,779	18,779	2,307
	$105,837	$127,674	$9,370
Total	$145,360	$194,609	$9,370
* Represents interest income recognized on impaired loans held at September 30, 2011. Interest shown is interest recognized on accruing restructured loans as noted above.

Total average impaired loans, shown in the table below, were $140.8 million and $143.5 million, respectively, during the three and nine month periods ended September 30, 2011, compared to total average impaired loans of $173.0 million during the entire year ended December 31, 2010.

(In thousands)	Commercial	Personal Banking	Total
Average impaired loans:
For the three months ended September 30, 2011
Non-accrual loans	$68,554	$7,733	$76,287
Restructured loans (accruing)	41,993	22,522	64,515
Total	$110,547	$30,255	$140,802
For the nine months ended September 30, 2011
Non-accrual loans	$70,962	$7,277	$78,239
Restructured loans (accruing)	43,652	21,584	65,236
Total	$114,614	$28,861	$143,475

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2011 and December 31, 2010. As shown below, the September 30, 2011 balance of business real estate loans past due 30-89 days grew $47.8 million as compared to December 31, 2010. This increase was largely due to six loans with balances ranging from $4.0 million to $12.0 million that were renewed or for which payment was received in October 2011.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2011
Commercial:
Business	$2,738,215	$4,030	$676	$26,334	$2,769,255
Real estate – construction and land	364,757	5,837	697	26,307	397,598
Real estate – business	2,060,992	56,611	5,262	15,948	2,138,813
Personal Banking:
Real estate – personal	1,403,167	15,422	2,580	7,323	1,428,492
Consumer	1,091,709	12,011	2,065	—	1,105,785
Revolving home equity	464,739	1,382	825	—	466,946
Consumer credit card	734,431	10,028	7,999	—	752,458
Overdrafts	13,381	395	—	—	13,776
Total	$8,871,391	$105,716	$20,104	$75,912	$9,073,123
December 31, 2010
Commercial:
Business	$2,927,403	$19,853	$854	$8,933	$2,957,043
Real estate – construction and land	400,420	7,464	217	52,752	460,853
Real estate – business	2,040,794	8,801	—	16,242	2,065,837
Personal Banking:
Real estate – personal	1,413,905	15,579	3,554	7,348	1,440,386
Consumer	1,145,561	15,899	2,867	—	1,164,327
Revolving home equity	475,764	929	825	—	477,518
Consumer credit card	806,373	12,513	12,149	—	831,035
Overdrafts	13,555	428	—	—	13,983
Total	$9,223,775	$81,466	$20,466	$85,275	$9,410,982

Credit quality

The following table provides information about the credit quality of the Commercial loan portfolio, using the Company’s internal rating system as an indicator. The information below was updated as of September 30, 2011 and December 31, 2010 for this indicator. The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
September 30, 2011
Pass	$2,614,530	$304,192	$1,941,388	$4,860,110
Special mention	54,141	9,949	69,918	134,008
Substandard	74,250	57,150	111,559	242,959
Non-accrual	26,334	26,307	15,948	68,589
Total	$2,769,255	$397,598	$2,138,813	$5,305,666
December 31, 2010
Pass	$2,801,328	$327,167	$1,878,005	$5,006,500
Special mention	67,142	29,345	77,527	174,014
Substandard	79,640	51,589	94,063	225,292
Non-accrual	8,933	52,752	16,242	77,927
Total	$2,957,043	$460,853	$2,065,837	$5,483,733

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above Delinquency section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a person's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are approximately $350 million in consumer and personal real estate loans, or 9% of the Personal Banking portfolio, for which FICO scores are not obtained because they are related to commercial activity. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2011 by FICO score.

Personal Banking Loans
	% of Loan Category
(In thousands)	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2011
FICO score:
Under 600	3.4%	8.6%	2.7%	5.0%
600 - 659	4.7	10.4	4.8	11.3
660 - 719	11.8	22.7	15.3	31.0
720 - 780	30.4	26.5	27.2	29.4
Over 780	49.7	31.8	50.0	23.3
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned above, the Company's impaired loans include loans which have been classified as troubled debt restructurings. The majority of troubled debt restructurings are classified as such upon renewal when the contractual interest rate of the new loan, which may be greater or less than the rate on the previous loan, was not judged to be a market rate for debt with similar risk. As a result, the financial effects of the modifications cannot readily be quantified. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the modified terms will be collected. Other restructured loans consist mainly of performing commercial loans and consumer credit loans under debt management programs, as mentioned above. The table below shows the outstanding balance of loans classified as troubled debt restructurings at September 30, 2011, in addition to the period end balances of restructured loans which the Company considers to have been in default at any time during the previous twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2011	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$19,079	$—
Real estate - construction and land	39,119	11,805
Real estate-business	18,467	1,595
Personal Banking:
Real estate personal	2,217	—
Consumer credit card	22,147	5,317
Total restructured loans	$101,029	$18,717

The determination of the allowance for loan losses related to troubled debt restructurings depends on the collectability of principal and interest, according to the repayment terms. As mentioned above, the majority of troubled debt restructurings were classified as such when the loans were renewed at an interest rate not judged to be market, and as such, the modified terms did not change estimated collectability under the terms of the contract. The allowance for loan losses for troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings. Those restructured loans which management expects to collect under contractual terms, and which are maintained on accruing status, are generally risk-rated as substandard. The allowance for loan losses related to accruing restructured loans is determined by collective evaluation because the loans have similar risk characteristics. Collective evaluation, which is the same process used for other substandard loans, considers historical loss experience and current economic factors.

If a troubled debt restructuring defaults and is already on non-accrual status, the allowance for loan loss continues to be determined based on individual evaluation, using discounted expected cash flows or the fair value of collateral. If a substandard, accruing, troubled debt restructuring defaults, the loan's risk rating is downgraded to non-accrual status and the loan's related allowance for loan loss is determined based on individual evaluation.

The Company had commitments of $9.1 million at September 30, 2011 to lend additional funds to borrowers with restructured loans.

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

(In thousands)	Sept. 30, 2011	Dec. 31, 2010
Balance outstanding:
Student loans, at cost	$37,315	$53,901
Residential mortgage loans, at cost	2,437	10,419
Valuation allowance on student loans	(176)	(569)
Total loans held for sale, at lower of cost or fair value	$39,576	$63,751

	For the Nine Months Ended September 30
(In thousands)	2011	2010
Net gains on sales:
Student loans	$382	$5,347
Residential mortgage loans	1,172	1,309
Total gains on sales of loans held for sale, net	$1,554	$6,656

The Company’s holdings of foreclosed real estate totaled $23.8 million and $12.0 million at September 30, 2011 and December 31, 2010, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $4.1 million and $10.4 million at September 30, 2011 and December 31, 2010, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

3. Investment Securities

Investment securities, at fair value, consisted of the following at September 30, 2011 and December 31, 2010.

(In thousands)	Sept. 30, 2011	Dec. 31, 2010
Available for sale:
U.S. government and federal agency obligations	$360,102	$455,537
Government-sponsored enterprise obligations	264,550	201,895
State and municipal obligations	1,259,384	1,119,485
Agency mortgage-backed securities	4,295,194	2,491,199
Non-agency mortgage-backed securities	353,229	455,790
Other asset-backed securities	2,537,251	2,354,260
Other debt securities	167,633	176,964
Equity securities	40,723	39,173
Total available for sale	9,278,066	7,294,303
Trading	9,695	11,710
Non-marketable	111,808	103,521
Total investment securities	$9,399,569	$7,409,534

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FRB) stock held for debt and regulatory purposes, which totaled $45.3 million and $45.2 million at September 30, 2011 and December 31, 2010, respectively. Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $66.4 million and $58.2 million at September 30, 2011 and December 31, 2010, respectively.

A summary of the available for sale investment securities by maturity groupings as of September 30, 2011 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

(Dollars in thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$7,760	$8,115
After 1 but within 5 years	157,825	172,119
After 5 but within 10 years	162,330	179,868
Total U.S. government and federal agency obligations	327,915	360,102
Government-sponsored enterprise obligations:
Within 1 year	75,434	76,251
After 1 but within 5 years	110,448	113,520
After 5 but within 10 years	49,504	49,885
After 10 years	24,975	24,894
Total government-sponsored enterprise obligations	260,361	264,550
State and municipal obligations:
Within 1 year	102,321	103,355
After 1 but within 5 years	503,736	518,929
After 5 but within 10 years	403,055	412,367
After 10 years	232,498	224,733
Total state and municipal obligations	1,241,610	1,259,384
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,179,525	4,295,194
Non-agency mortgage-backed securities	351,629	353,229
Other asset-backed securities	2,529,825	2,537,251
Total mortgage and asset-backed securities	7,060,979	7,185,674
Other debt securities:
Within 1 year	66,513	67,382
After 1 but within 5 years	93,570	100,251
Total other debt securities	160,083	167,633
Equity securities	14,905	40,723
Total available for sale investment securities	$9,065,853	$9,278,066

Included in U.S. government securities are $352.0 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS). Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $139.7 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $29.2 million at September 30, 2011.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. government and federal agency obligations	$327,915	$32,187	$—	$360,102
Government-sponsored enterprise obligations	260,361	4,270	(81)	264,550
State and municipal obligations	1,241,610	29,692	(11,918)	1,259,384
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,179,525	115,984	(315)	4,295,194
Non-agency mortgage-backed securities	351,629	10,203	(8,603)	353,229
Other asset-backed securities	2,529,825	9,797	(2,371)	2,537,251
Total mortgage and asset-backed securities	7,060,979	135,984	(11,289)	7,185,674
Other debt securities	160,083	7,550	—	167,633
Equity securities	14,905	25,818	—	40,723
Total	$9,065,853	$235,501	$(23,288)	$9,278,066
December 31, 2010
U.S. government and federal agency obligations	$434,878	$20,659	$—	$455,537
Government-sponsored enterprise obligations	200,061	2,364	(530)	201,895
State and municipal obligations	1,117,020	19,108	(16,643)	1,119,485
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437,123	57,516	(3,440)	2,491,199
Non-agency mortgage-backed securities	459,363	10,940	(14,513)	455,790
Other asset-backed securities	2,342,866	12,445	(1,051)	2,354,260
Total mortgage and asset-backed securities	5,239,352	80,901	(19,004)	5,301,249
Other debt securities	165,883	11,081	—	176,964
Equity securities	7,569	31,604	—	39,173
Total	$7,164,763	$165,717	$(36,177)	$7,294,303

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2011, the fair value of securities on this watch list was $241.4 million.

As of September 30, 2011, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $134.7 million. The credit-related portion of the impairment totaled $9.3 million and was recorded in earnings. The noncredit-related portion of the impairment totaled $7.6 million on a pre-tax basis, and has been recognized in accumulated other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost bases.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	6% - 25%
Projected cumulative default	11% - 56%
Credit support	0% - 18%
Loss severity	33% - 57%

The following table shows changes in the credit losses recorded in the nine months ended September 30, 2011 and 2010, for which a portion of an OTTI was recognized in other comprehensive income.

	For the Nine Months Ended September 30
(In thousands)	2011	2010
Balance at January 1	$7,542	$2,473
Credit losses on debt securities for which impairment was not previously recognized	53	281
Credit losses on debt securities for which impairment was previously recognized	1,702	3,897
Increase in expected cash flows that are recognized over remaining life of security	(105)	—
Balance at September 30	$9,192	$6,651

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Government-sponsored enterprise obligations	$24,894	$81	$—	$—	$24,894	$81
State and municipal obligations	109,967	1,082	111,627	10,836	221,594	11,918
Mortgage and asset-backed securities:
Agency mortgage-backed securities	37,510	315	—	—	37,510	315
Non-agency mortgage-backed securities	33,453	989	128,453	7,614	161,906	8,603
Other asset-backed securities	740,357	1,934	77,207	437	817,564	2,371
Total mortgage and asset-backed securities	811,320	3,238	205,660	8,051	1,016,980	11,289
Total	$946,181	$4,401	$317,287	$18,887	$1,263,468	$23,288
December 31, 2010
Government-sponsored enterprise obligations	$10,850	$530	$—	$—	$10,850	$530
State and municipal obligations	345,775	7,470	82,269	9,173	428,044	16,643
Mortgage and asset-backed securities:
Agency mortgage-backed securities	660,326	3,440	—	—	660,326	3,440
Non-agency mortgage-backed securities	15,893	36	170,545	14,477	186,438	14,513
Other asset-backed securities	487,822	1,029	24,928	22	512,750	1,051
Total mortgage and asset-backed securities	1,164,041	4,505	195,473	14,499	1,359,514	19,004
Total	$1,520,666	$12,505	$277,742	$23,672	$1,798,408	$36,177

The total available for sale portfolio consisted of approximately 1,500 individual securities at September 30, 2011. The portfolio included 199 securities, having an aggregate fair value of $1.3 billion that were in a loss position at September 30, 2011. Securities identified as other-than-temporarily impaired which have been in a loss position for 12 months or longer totaled $111.7 million at fair value, or 1.2% of the total available for sale portfolio value. Securities with temporary impairment which have been in a loss position for 12 months or longer totaled $205.5 million, or 2.2% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $11.9 million at September 30, 2011. Of these losses, $11.1 million related to auction rate securities (ARS) and $802 thousand related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $1.1 billion at fair value, or 12.1% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s.

The portfolio is diversified in order to reduce risk, and information about the largest holdings, by state and economic sector, is shown in the table below.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At September 30, 2011
Texas	11.2%	5.5	Aa1
Florida	8.4	5.0	Aa3
Washington	7.4	3.3	Aa2
Illinois	5.2	5.3	Aa2
Ohio	4.8	5.3	Aa1
General obligation	26.3%	4.0	Aa2
Housing	19.5	4.5	Aa1
Transportation	15.9	4.0	Aa3
Lease	13.1	3.8	Aa3
Limited Tax	5.8	5.3	Aa1

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

	For the Nine Months Ended September 30
(In thousands)	2011	2010
Proceeds from sales of available for sale securities	$11,202	$77,493
Proceeds from sales of non-marketable securities	497	185
Total proceeds	$11,699	$77,678
Available for sale:
Gains realized on sales	$177	$2,684
Losses realized on sales	—	(151)
Other-than-temporary impairment recognized on debt securities	(1,755)	(4,178)
Non-marketable:
Gains realized on sales	497	45
Fair value adjustments, net	6,951	(1,389)
Investment securities gains (losses), net	$5,870	$(2,989)

At September 30, 2011, securities carried at $3.9 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the FRB and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $420.3 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2011				December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$25,720	$(18,164)	$—	$7,556	$25,720	$(16,108)	$—	$9,612
Mortgage servicing rights	3,093	(1,846)	(351)	896	3,082	(1,572)	(185)	1,325
Total	$28,813	$(20,010)	$(351)	$8,452	$28,802	$(17,680)	$(185)	$10,937

Aggregate amortization expense on intangible assets was $766 thousand and $864 thousand, respectively, for the three months ended September 30, 2011 and 2010, and $2.3 million and $2.7 million for the nine months ended September 30, 2011 and 2010. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2011. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2011	$2,846
2012	2,296
2013	1,757
2014	1,281
2015	938

Changes in the carrying amount of goodwill and net other intangible assets for the nine months ended September 30, 2011 are as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2011	$125,585	$9,612	$1,325
Originations	—	—	11
Amortization	—	(2,056)	(274)
Impairment	—	—	(166)
Balance September 30, 2011	$125,585	$7,556	$896

Goodwill allocated to the Company’s operating segments at September 30, 2011 and December 31, 2010 is shown below.

(In thousands)
Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746
Total goodwill	$125,585

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2011 that net liability was $5.1 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $322.7 million at September 30, 2011.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at September 30, 2011, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At September 30, 2011, the liability recorded for guarantor RPAs was $152 thousand, and the notional amount of the underlying swaps was $40.8 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at September 30, 2011, the Company would have been required to make payments of approximately $4.1 million.

At December 31, 2010, the Company carried a liability of $4.4 million representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). An escrow account established by Visa is used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from an initial public offering and subsequently funded with contributions by Visa. The Company’s indemnification obligation is periodically adjusted to reflect changes in estimates of litigation costs, and is reduced as funding occurs in the escrow account. Additional funding occurred during March 2011 when Visa contributed $400 million to the escrow account. As a result, the Company reduced its obligation by $1.4 million at that time, bringing the liability to its current balance of $3.1 million. The Company currently anticipates that its proportional share of eventual escrow funding will more than offset its liability related to the Visa litigation.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Service cost - benefits earned during the period	$126	$184	$302	$550
Interest cost on projected benefit obligation	2,605	1,420	5,329	4,154
Expected return on plan assets	(3,378)	(1,640)	(6,728)	(4,920)
Amortization of unrecognized net loss	821	566	1,901	1,700
Net periodic pension cost	$174	$530	$804	$1,484

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first nine months of 2011, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2011.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2011	2010	2011	2010
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$65,352	$55,885	$194,839	$159,789
Less income allocated to nonvested restricted stockholders	486	306	1,391	871
Net income available to common stockholders	$64,866	$55,579	$193,448	$158,918
Distributed income	$19,381	$19,514	$59,197	$58,506
Undistributed income	$45,485	$36,065	$134,251	$100,412
Weighted average common shares outstanding	85,216	87,192	86,070	87,117
Distributed income per share	$.23	$.22	$.69	$.67
Undistributed income per share	.53	.41	1.56	1.15
Basic income per common share	$.76	$.63	$2.25	$1.82
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$65,352	$55,885	$194,839	$159,789
Less income allocated to nonvested restricted stockholders	486	305	1,388	868
Net income available to common stockholders	$64,866	$55,580	$193,451	$158,921
Distributed income	$19,381	$19,514	$59,197	$58,506
Undistributed income	$45,485	$36,066	$134,254	$100,415
Weighted average common shares outstanding	85,216	87,192	86,070	87,117
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	248	368	334	418
Weighted average diluted common shares outstanding	85,464	87,560	86,404	87,535
Distributed income per share	$.23	$.22	$.69	$.67
Undistributed income per share	.53	.42	1.55	1.15
Diluted income per common share	$.76	$.64	$2.24	$1.82

The diluted income per common share computations for the nine months ended September 30, 2011 and September 30, 2010 excluded 813 thousand and 1.7 million, respectively, in unexercised stock options and stock appreciation rights because their inclusion would have been anti-dilutive to income per share.

8. Other Comprehensive Income

Activity in other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 is shown in the table below. The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. These gains and losses have been separated into two groups in the table below, as required by current accounting guidance for other-than-temporary impairment (OTTI) on debt securities. Under this guidance, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the overall gain or loss in fair value is recorded in other comprehensive income (loss). Changes in the noncredit-related gain or loss in fair value of these securities, after OTTI was initially recognized, are shown separately in the table below. The remaining unrealized holding gains and losses shown in the table apply to available for sale investment securities for which OTTI has not been recorded (and include holding gains and losses on certain securities prior to the recognition of OTTI).

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Available for sale debt securities for which a
portion of OTTI has been recorded in earnings:
Unrealized holding gains (losses) subsequent to
initial OTTI recognition	$(1,091)	$8,145	$4,572	$20,112
Income tax (expense) benefit	415	(3,096)	(1,737)	(7,643)
Net unrealized gains (losses)	(676)	5,049	2,835	12,469
Other available for sale investment securities:
Unrealized holding gains	53,143	23,353	78,278	59,426
Reclassification adjustment for gains included in net income	—	(764)	(177)	(2,534)
Net unrealized gains on securities	53,143	22,589	78,101	56,892
Income tax expense	(20,195)	(8,582)	(29,679)	(21,618)
Net unrealized gains	32,948	14,007	48,422	35,274
Prepaid pension cost:
Amortization of accumulated pension loss	821	566	1,901	1,700
Income tax expense	(312)	(215)	(722)	(646)
Pension loss amortization	509	351	1,179	1,054
Other comprehensive income	$32,781	$19,407	$52,436	$48,797

At September 30, 2011, accumulated other comprehensive income was $115.8 million, net of tax. It was comprised of $4.7 million in unrealized holding losses on available for sale debt securities for which a portion of OTTI has been recorded in earnings, $136.3 million in unrealized holding gains on other available for sale securities, and $15.8 million in accumulated pension loss.

9. Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits, and other personal banking services), indirect and other consumer financing, consumer debit and credit bank cards, and student lending.  The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as Merchant and Commercial bank card products.  The Wealth segment provides traditional trust and estate tax planning, advisory and discretionary investment management, as well as discount brokerage services, and the Private Banking product portfolio. The Capital Markets Group, which sells fixed income securities and provides investment safekeeping and bond accounting services, was transferred from the Wealth segment to the Commercial segment effective January 1, 2011. The information for 2010 in the following table has been revised to reflect this transfer.

The table below presents selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues among the three segments.

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended September 30, 2011
Net interest income	$69,972	$72,007	$9,725	$151,704	$6,926	$158,630
Provision for loan losses	(10,827)	(3,445)	(583)	(14,855)	3,460	(11,395)
Non-interest income	35,850	41,757	25,296	102,903	(1,271)	101,632
Investment securities gains, net	—	—	—	—	2,587	2,587
Non-interest expense	(64,829)	(56,574)	(21,238)	(142,641)	(11,105)	(153,746)
Income before income taxes	$30,166	$53,745	$13,200	$97,111	$597	$97,708
Nine Months Ended September 30, 2011
Net interest income	$213,580	$209,686	$28,962	$452,228	$32,085	$484,313
Provision for loan losses	(36,158)	(11,942)	(611)	(48,711)	9,339	(39,372)
Non-interest income	102,657	121,212	76,711	300,580	(1,698)	298,882
Investment securities gains, net	—	—	—	—	5,870	5,870
Non-interest expense	(203,215)	(165,767)	(66,552)	(435,534)	(25,685)	(461,219)
Income before income taxes	$76,864	$153,189	$38,510	$268,563	$19,911	$288,474
Three Months Ended September 30, 2010
Net interest income	$75,101	$68,462	$9,462	$153,025	$6,412	$159,437
Provision for loan losses	(17,554)	(3,448)	(817)	(21,819)	(25)	(21,844)
Non-interest income	38,679	38,015	23,570	100,264	(254)	100,010
Investment securities gains, net	—	—	—	—	16	16
Non-interest expense	(73,452)	(55,817)	(21,290)	(150,559)	(5,027)	(155,586)
Income before income taxes	$22,774	$47,212	$10,925	$80,911	$1,122	$82,033
Nine Months Ended September 30, 2010
Net interest income	$236,578	$196,133	$28,274	$460,985	$24,270	$485,255
Provision for loan losses	(54,545)	(19,569)	(1,038)	(75,152)	(3,201)	(78,353)
Non-interest income	112,576	112,366	69,292	294,234	423	294,657
Investment securities losses, net	—	—	—	—	(2,989)	(2,989)
Non-interest expense	(221,189)	(165,232)	(64,567)	(450,988)	(16,115)	(467,103)
Income before income taxes	$73,420	$123,698	$31,961	$229,079	$2,388	$231,467

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

The performance measurement of the operating segments is based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segments' financial condition and results of operations if they were independent entities.

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

(In thousands)	September 30, 2011	December 31, 2010
Interest rate swaps	$500,548	$498,071
Interest rate caps	30,236	31,736
Credit risk participation agreements	43,441	40,661
Foreign exchange contracts:
Forward contracts	70,149	25,867
Option contracts	3,224	—
Mortgage loan commitments	18,096	12,125
Mortgage loan forward sale contracts	21,918	24,112
Total notional amount	$687,612	$632,572

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At September 30, 2011, the Company had entered into three interest rate swaps with a notional amount of $14.8 million, included in the table above, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Gain (loss) on interest rate swaps	$(101)	$(208)	$(31)	$(598)
Gain (loss) on loans	101	205	37	577
Amount of hedge ineffectiveness	$—	$(3)	$6	$(21)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at September 30, 2011 was $485.7 million. The Company is party to master netting arrangements; however, the Company does not offset assets and liabilities under these arrangements. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds. At September 30, 2011, the Company had net liability positions with its financial institution counterparties totaling $20.5 million and had posted $19.7 million in collateral.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. The manufacturing group is the largest, with a combined notional amount of 19.2% of the total customer swap portfolio. If this group of manufacturing counterparties failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a loss of $3.2 million, based on amounts at September 30, 2011.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 13 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Sept. 30, 2011	Dec. 31, 2010	Balance Sheet	Sept. 30, 2011	Dec. 31, 2010
(In thousands)	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(1,190)	$(1,159)
Total derivatives designated as hedging instruments		$—	$—		$(1,190)	$(1,159)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$20,425	$17,712	Other liabilities	$(20,646)	$(17,799)
Interest rate caps	Other assets	14	84	Other liabilities	(14)	(84)
Credit risk participation agreements	Other assets	9	—	Other liabilities	(152)	(130)
Foreign exchange contracts:
Forward contracts	Other assets	1,508	492	Other liabilities	(1,400)	(359)
Option contracts	Other assets	2	—	Other liabilities	(2)	—
Mortgage loan commitments	Other assets	286	101	Other liabilities	(1)	(30)
Mortgage loan forward sale contracts	Other assets	33	434	Other liabilities	(79)	(23)
Total derivatives not designated as hedging instruments		$22,277	$18,823		$(22,294)	$(18,425)
Total derivatives		$22,277	$18,823		$(23,484)	$(19,584)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2011	2010	2011	2010
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$(101)	$(208)	$(31)	$(598)
Total		$(101)	$(208)	$(31)	$(598)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$(27)	$137	$529	$596
Interest rate caps	Other non-interest income	—	—	—	32
Credit risk participation agreements	Other non-interest income	224	(7)	259	6
Foreign exchange contracts:
Forward contracts	Other non-interest income	(177)	(293)	(24)	121
Option contracts	Other non-interest income	—	—	—	—
Mortgage loan commitments	Loan fees and sales	185	43	214	283
Mortgage loan forward sale contracts	Loan fees and sales	(25)	151	(457)	(210)
Total		$180	$31	$521	$828

11. Income Taxes

For the third quarter of 2011, income tax expense amounted to $31.7 million compared to $26.0 million in the third quarter of 2010. The effective tax rate for the Company, including the effect of non-controlling interest, was 32.7% in the current quarter compared to 31.8% in the same quarter last year. For the nine months ended September 30, 2011 and 2010, income tax expense amounted to $91.9 million and $71.8 million, resulting in effective tax rates of 32.0% and 31.0%, respectively.

12. Stock-Based Compensation

Stock-based compensation expense that has been charged against income was $1.2 million and $1.3 million in the three months ended September 30, 2011 and 2010, respectively, and $3.6 million and $4.7 million in the nine months ended September 30, 2011 and 2010, respectively. The Company has historically issued stock-based compensation in the form of options, stock appreciation rights (SARs) and nonvested stock. During 2010 and the first nine months of 2011, stock-based compensation was issued solely in the form of nonvested stock awards.

The 2011 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2011, and changes during the nine month period then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	470,406	$36.00
Granted	207,959	40.43
Vested	(35,518)	39.34
Forfeited	(12,445)	36.31
Nonvested at September 30, 2011	630,402	$37.25

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

A summary of option activity during the first nine months of 2011 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,806,110	$30.96
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(496,754)	29.04
Outstanding at September 30, 2011	1,309,356	$31.69	2.1 years	$4,533

A summary of SAR activity during the first nine months of 2011 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,710,108	$39.71
Granted	—	—
Forfeited	(3,951)	37.61
Expired	(12,628)	40.41
Exercised	(36,768)	38.63
Outstanding at September 30, 2011	1,656,761	$39.72	5.4 years	$7

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and the Company must use alternative valuation techniques to derive an estimated fair value measurement.

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

At September 30, 2011, the Company held in its available for sale portfolio certain auction rate securities (ARS) totaling $139.7 million. The auction process by which the ARS are normally priced has not functioned since 2008, and due to the illiquidity in the market, the fair value of these securities cannot be based on observable market prices. The fair values of the ARS are estimated using a discounted cash flows analysis. Estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. The cash flows are discounted at an estimated market rate reflecting adjustments for liquidity premium and nonperformance risk. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

Trading securities

The securities in the Company’s trading portfolio are priced by averaging several broker quotes for similar instruments and are classified as Level 2 measurements.

Private equity investments

These securities are held by the Company’s venture capital subsidiaries and are included in non-marketable investment securities in the consolidated balance sheets. Due to the absence of quoted market prices, valuation of these nonpublic investments requires significant management judgment. Each quarter, valuations are performed utilizing available market data and other factors. Market data includes published trading multiples for private equity investments of similar size. The multiples are considered in conjunction with current operating performance, future expectations, financing and sales transactions, and other investment-specific issues. The Company applies its valuation methodology consistently from period to period and believes that its methodology is similar to that used by other market participants. These fair value measurements are classified as Level 3.

Derivatives

The Company’s derivative instruments include interest rate swaps, foreign exchange forward contracts, commitments and sales contracts related to personal mortgage loan origination activity, and certain credit risk guarantee agreements. When appropriate, the impact of credit standing, as well as any potential credit enhancements such as collateral, has been considered in the fair value measurement.

•
Valuations for interest rate swaps are derived from proprietary models whose significant inputs are readily observable market parameters, primarily yield curves. The results of the models are constantly validated through comparison to active trading in the marketplace. These fair value measurements are classified as Level 2.

•	Fair value measurements for foreign exchange contracts are derived from a model whose primary inputs are quotations from global market makers and are classified as Level 2.

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

The table below presents the September 30, 2011 and December 31, 2010 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2011 or the twelve months ended December 31, 2010.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$360,102	$352,597	$7,505	$—
Government-sponsored enterprise obligations	264,550	—	264,550	—
State and municipal obligations	1,259,384	—	1,119,660	139,724
Agency mortgage-backed securities	4,295,194	—	4,295,194	—
Non-agency mortgage-backed securities	353,229	—	353,229	—
Other asset-backed securities	2,537,251	—	2,537,251	—
Other debt securities	167,633	—	167,633	—
Equity securities	40,723	26,731	13,992	—
Trading securities	9,695	—	9,695	—
Private equity investments	63,048	—	—	63,048
Derivatives *	22,277	—	21,949	328
Assets held in trust	4,168	4,168	—	—
Total assets	$9,377,254	$383,496	$8,790,658	$203,100
Liabilities:
Derivatives *	$23,484	$—	$23,252	$232
Total liabilities	$23,484	$—	$23,252	$232
December 31, 2010
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$455,537	$448,087	$7,450	$—
Government-sponsored enterprise obligations	201,895	—	201,895	—
State and municipal obligations	1,119,485	—	969,396	150,089
Agency mortgage-backed securities	2,491,199	—	2,491,199	—
Non-agency mortgage-backed securities	455,790	—	455,790	—
Other asset-backed securities	2,354,260	—	2,354,260	—
Other debt securities	176,964	—	176,964	—
Equity securities	39,173	22,900	16,273	—
Trading securities	11,710	—	11,710	—
Private equity investments	53,860	—	—	53,860
Derivatives *	18,823	—	18,288	535
Assets held in trust	4,213	4,213	—	—
Total assets	$7,382,909	$475,200	$6,703,225	$204,484
Liabilities:
Derivatives *	$19,584	$—	$19,401	$183
Total liabilities	$19,584	$—	$19,401	$183
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2011
Balance June 30, 2011	$141,940	$61,173	$(288)	$202,825
Total gains or losses (realized/unrealized):
Included in earnings	—	2,921	384	3,305
Included in other comprehensive income	(1,028)	—	—	(1,028)
Investment securities called	(1,300)	—	—	(1,300)
Discount accretion	112	—	—	112
Purchase of private equity securities	—	75	—	75
Sale / paydown of private equity securities	—	(1,121)	—	(1,121)
Balance September 30, 2011	$139,724	$63,048	$96	$202,868
Total gains or losses for the three months included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2011	$—	$2,921	$237	$3,158
For the nine months ended September 30, 2011
Balance January 1, 2011	$150,089	$53,860	$352	$204,301
Total gains or losses (realized/unrealized):
Included in earnings	—	6,951	16	6,967
Included in other comprehensive income	(2,639)	—	—	(2,639)
Investment securities called	(8,243)	—	—	(8,243)
Discount accretion	517	—	—	517
Purchase of private equity securities	—	3,314	—	3,314
Sale / paydown of private equity securities	—	(1,121)	—	(1,121)
Capitalized interest/dividends	—	44	—	44
Purchase of risk participation agreement	—	—	79	79
Sale of risk participation agreement	—	—	(351)	(351)
Balance September 30, 2011	$139,724	$63,048	$96	$202,868
Total gains or losses for the nine months included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2011	$—	$7,026	$223	$7,249
For the three months ended September 30, 2010
Balance June 30, 2010	$152,143	$46,257	$(110)	$198,290
Total gains or losses (realized/unrealized):
Included in earnings	—	1,352	187	1,539
Included in other comprehensive income	3,269	—	—	3,269
Investment securities called	(1,450)	—	—	(1,450)
Discount accretion	137	—	—	137
Purchase of private equity securities	—	3,453	—	3,453
Sale / paydown of private equity securities	—	(271)	—	(271)
Capitalized interest/dividends	—	6	—	6
Sales of risk participation agreements	—	—	(21)	(21)
Balance September 30, 2010	$154,099	$50,797	$56	$204,952
Total gains or losses for the three months included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2010	$—	$1,352	$292	$1,644
For the nine months ended September 30, 2010
Balance January 1, 2010	$167,836	$44,827	$108	$212,771
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,289)	79	(1,210)
Included in other comprehensive income	(10,138)	—	—	(10,138)
Investment securities called	(4,000)	—	—	(4,000)
Discount accretion	401	—	—	401
Purchase of private equity securities	—	7,357	—	7,357
Sale / paydown of private equity securities	—	(271)	—	(271)
Capitalized interest/dividends	—	173	—	173
Sales of risk participation agreements	—	—	(131)	(131)
Balance September 30, 2010	$154,099	$50,797	$56	$204,952
Total gains or losses for the nine months included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at September 30, 2010	$—	$(1,089)	$309	$(780)

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2011
Total gains or losses included in earnings	$160	$224	$2,921	$3,305
Change in unrealized gains or losses relating to assets still held at September 30, 2011	$239	$(2)	$2,921	$3,158
For the nine months ended September 30, 2011
Total gains or losses included in earnings	$(243)	$259	$6,951	$6,967
Change in unrealized gains or losses relating to assets still held at September 30, 2011	$239	$(16)	$7,026	$7,249
For the three months ended September 30, 2010
Total gains or losses included in earnings	$194	$(7)	$1,352	$1,539
Change in unrealized gains or losses relating to assets still held at September 30, 2010	$281	$11	$1,352	$1,644
For the nine months ended September 30, 2010
Total gains or losses included in earnings	$73	$6	$(1,289)	$(1,210)
Change in unrealized gains or losses relating to assets still held at September 30, 2010	$281	$28	$(1,089)	$(780)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at September 30, 2011 and 2010 are shown in the table below.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. The portfolio has historically consisted primarily of student loans, and to a lesser extent, residential real estate loans. Most of the Company’s student loan portfolio was sold under contract to the Federal Department of Education and various student loan agencies during 2010. A portion of the student loan portfolio is under contract to agencies which have been unable to consistently purchase loans under existing contractual terms. These loans have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which is classified as Level 3. The fair value of these loans was $6.7 million at September 30, 2011, net of an impairment reserve of $176 thousand. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts and the estimated exit price and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

Mortgage servicing rights

The Company initially measures its mortgage servicing rights at fair value and amortizes them over the period of estimated net servicing income. They are periodically assessed for impairment based on fair value at the reporting date. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees. The fair value measurements are classified as Level 3.

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

Core deposit premiums are recognized at the time a portfolio of deposits is acquired. Core deposit premiums are recognized using valuation techniques which calculate the present value of the estimated net cost savings attributable to the core deposit base, relative to alternative costs of funds and tax benefits, if applicable, over the expected remaining economic life of the depositors. Subsequent evaluations are made when facts or circumstances indicate potential impairment may have occurred. The Company uses estimates of discounted future cash flows, comparisons with alternative sources for deposits, consideration of income potential generated in other product lines by current customers, geographic parameters, and other demographics to estimate a current fair value of a specific deposit base. If the calculated fair value is less than the carrying value, impairment is considered to have occurred. This measurement is classified as Level 3.

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

For assets measured at fair value on a nonrecurring basis during the first nine months of 2011 and 2010 and still held as of September 30, 2011 and 2010, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2011 and 2010.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended Sept. 30
September 30, 2011
Loans	$44,937	$—	$—	$44,937	$(11,859)
Mortgage servicing rights	896	—	—	896	(166)
Foreclosed assets	2,778	—	—	2,778	(592)
Long-lived assets	11,864	—	—	11,864	(3,168)

September 30, 2010
Loans	$48,858	$—	$—	$48,858	$(12,681)
Private equity investments	980	—	—	980	(100)
Mortgage servicing rights	962	—	—	962	(434)
Foreclosed assets	8,423	—	—	8,423	(3,016)
Long-lived assets	4,300	—	—	4,300	(969)

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011
(In thousands)	Carrying Amount	Estimated Fair Value
Financial Assets
Loans, including held for sale	$9,112,699	$9,244,410
Available for sale investment securities	9,278,066	9,278,066
Trading securities	9,695	9,695
Non-marketable securities	111,808	111,808
Short-term federal funds sold and securities purchased under agreements to resell	11,400	11,400
Long-term securities purchased under agreements to resell	850,000	867,502
Interest earning deposits with banks	133,419	133,419
Cash and due from banks	424,861	424,861
Accrued interest receivable	63,589	63,589
Derivative instruments	22,277	22,277
Financial Liabilities
Non-interest bearing deposits	$5,003,587	$5,003,587
Savings, interest checking and money market deposits	8,416,839	8,416,839
Time open and C.D.’s	2,593,651	2,603,135
Federal funds purchased and securities sold under agreements to repurchase	1,057,728	1,055,980
Other borrowings	111,869	126,449
Accrued interest payable	7,715	7,715
Derivative instruments	23,484	23,484

Off-Balance Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material.

Limitations

Fair value estimates are made at a specific point in time based on relevant market information. They do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for many of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, risk characteristics and economic conditions. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

15. Legal Proceedings

The Company has various lawsuits pending at September 30, 2011, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be estimated. For those legal matters in which the Company is able to estimate a range of possible loss and where such loss is reasonably possible (less than probable), the Company believes that their resolution could result in an additional loss of up to $4 million in future periods in excess of amounts accrued through September 30, 2011. This estimate is based on a preliminary review of the claims and evidence of settlements entered into by other defendants in similar cases and is subject to adjustment as facts related to the claims are developed. The Company believes it has substantial defenses to these claims and anticipates the claims will be resolved without material loss.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2010 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results to be attained for any other period.

Forward Looking Information

This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, and competition with other entities that offer financial services.

Critical Accounting Policies

The Company's consolidated financial statements are prepared based on the application of certain accounting policies, some of which require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect the Company's reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgment is necessary when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Current economic conditions may require the use of additional estimates, and some estimates may be subject to a greater degree of uncertainty due to the current instability of the economy. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes.

Allowance for Loan Losses

The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company's estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, lease, construction and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage, credit card and consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Further discussion of the methodology used in establishing the allowance is provided in the Provision and Allowance for Loan Losses section of this discussion.

Valuation of Investment Securities

The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 13 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or which can be derived from observable data. Such securities totaled approximately $8.8 billion, or 94.4% of the available for sale portfolio at September 30, 2011 and were classified as Level 2 measurements. The Company also holds $139.7 million in auction rate securities. These were classified as Level 3 measurements, as no market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

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

At September 30, 2011, non-agency guaranteed mortgage-backed securities with a par value of $153.2 million were identified as other-than-temporarily impaired. The credit-related impairment loss on these securities amounted to $9.3 million, which was recorded in the consolidated income statements in investment securities gains (losses), net. The noncredit-related loss on these securities, which was recorded in other comprehensive income, was $7.6 million on a pre-tax basis.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments totaled $66.4 million at September 30, 2011, and most are carried at fair value. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net, in the consolidated income statements. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment, and they are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Share Data
Net income per common share — basic	$.76	$.63	$2.25	$1.82
Net income per common share — diluted	.76	.64	2.24	1.82
Cash dividends	.230	.224	.690	.671
Book value			25.15	23.37
Market price			34.75	35.80
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	58.29%	68.88%	60.27%	71.88%
Non-interest bearing deposits to total deposits	30.49	28.86	29.75	28.26
Equity to loans (1)	23.35	20.18	22.54	19.17
Equity to deposits	13.61	13.90	13.59	13.78
Equity to total assets	10.85	10.84	11.03	10.81
Return on total assets	1.32	1.19	1.37	1.17
Return on total equity	12.15	10.98	12.41	10.85
(Based on end-of-period data)
Non-interest income to revenue (2)	39.05	38.55	38.16	37.78
Efficiency ratio (3)	58.71	59.58	58.57	59.49
Tier I risk-based capital ratio			14.58	14.27
Total risk-based capital ratio			15.92	15.64
Tangible common equity to assets ratio (4)			9.72	10.26
Tier I leverage ratio			9.74	9.93

(1) Includes loans held for sale.
(2) Revenue includes net interest income and non-interest income.
(3) The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4) The tangible common equity ratio is calculated as stockholders' equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Results of Operations

Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$158,630	$159,437	(.5)%	$484,313	$485,255	(.2)%
Provision for loan losses	(11,395)	(21,844)	(47.8)	(39,372)	(78,353)	(49.8)
Non-interest income	101,632	100,010	1.6	298,882	294,657	1.4
Investment securities gains (losses), net	2,587	16	N.M.	5,870	(2,989)	N.M.
Non-interest expense	(153,746)	(155,586)	(1.2)	(461,219)	(467,103)	(1.3)
Income taxes	(31,699)	(26,012)	21.9	(91,898)	(71,817)	28.0
Non-controlling interest (expense) income	(657)	(136)	383.1	(1,737)	139	N.M.
Net income attributable to
Commerce Bancshares, Inc.	$65,352	$55,885	16.9%	$194,839	$159,789	21.9%
N.M. = Not meaningful

For the quarter ended September 30, 2011, net income attributable to Commerce Bancshares, Inc. amounted to $65.4 million, an increase of $9.5 million, or 16.9%, compared to the third quarter of the previous year. For the current quarter, the annualized return on average assets was 1.32%, the annualized return on average equity was 12.15%, and the efficiency ratio was 58.71%. Diluted earnings per share was $.76, an increase of 18.8% compared to $.64 per share in the third quarter of 2010. Compared to the third quarter of last year, net interest income decreased $807 thousand, or .5%, due to lower interest earned on loans, which was partly offset by higher earnings on investment securities and securities purchased under agreements to resell and lower expense incurred on deposits and borrowings. Non-interest income increased $1.6 million, or 1.6%, and included growth in bank card and trust fee income. Compared to the same period last year, non-interest expense decreased $1.8 million, or 1.2%, which included declines of $2.0 million in deposit insurance expense and $1.1 million in supplies and communication costs, partly offset by a $3.0 million increase in other non-interest expense. The provision for loan losses totaled $11.4 million for the current quarter, representing a decrease of $10.4 million from the third quarter of 2010.

Net income attributable to Commerce Bancshares, Inc. for the first nine months of 2011 was $194.8 million, an increase of $35.1 million, or 21.9%, over the same period in the previous year. For the first nine months of 2011, the annualized return on average assets was 1.37%, the annualized return on average equity was 12.41%, and the efficiency ratio was 58.57%. Diluted earnings per share was $2.24, an increase of 23.1% over $1.82 per share in the same period last year. Compared to the first nine months of 2010, net interest income decreased slightly, with trends similar to the quarterly comparison above. Non-interest income grew $4.2 million, or 1.4%, largely due to increases of $13.0 million in bank card transaction fees and $6.4 million in trust fees, which were partially offset by a $9.1 million decline in deposit account fees and a $5.2 million decline in loan fees and sales. Non-interest expense declined $5.9 million compared to the same period last year due to decreases of $2.7 million in salaries and benefits expense, $4.0 million in supplies and communication costs and $4.0 million in deposit insurance expense, which were partially offset by an $8.5 million increase in other non-interest expense. The provision for loan losses totaled $39.4 million, down $39.0 million compared to the same period last year.

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

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2011 vs. 2010			Nine Months Ended September 30, 2011 vs. 2010
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$(5,606)	$(5,776)	$(11,382)	$(15,278)	$(20,110)	$(35,388)
Loans held for sale	(1,181)	83	(1,098)	(4,903)	247	(4,656)
Investment securities:
U.S. government and federal agency securities	(296)	1,930	1,634	(1,168)	9,247	8,079
Government-sponsored enterprise obligations	146	527	673	443	321	764
State and municipal obligations	2,318	(979)	1,339	8,193	(2,439)	5,754
Mortgage and asset-backed securities	8,026	(8,759)	(733)	22,187	(29,312)	(7,125)
Other securities	(113)	(1,207)	(1,320)	(818)	56	(762)
Total interest on investment securities	10,081	(8,488)	1,593	28,837	(22,127)	6,710
Short-term federal funds sold and securities purchased under
agreements to resell	7	(6)	1	22	(17)	5
Long-term securities purchased under agreements to resell	2,813	238	3,051	8,652	(274)	8,378
Interest earning deposits with banks	98	7	105	33	6	39
Total interest income	6,212	(13,942)	(7,730)	17,363	(42,275)	(24,912)
Interest expense:
Deposits:
Savings	21	40	61	45	130	175
Interest checking and money market	1,023	(1,900)	(877)	2,963	(5,489)	(2,526)
Time open & C.D.'s of less than $100,000	(1,409)	(1,622)	(3,031)	(3,626)	(5,571)	(9,197)
Time open & C.D.'s of $100,000 and over	(69)	(1,262)	(1,331)	515	(4,224)	(3,709)
Total interest on deposits	(434)	(4,744)	(5,178)	(103)	(15,154)	(15,257)
Federal funds purchased and securities sold under
agreements to repurchase	4	(296)	(292)	(113)	(516)	(629)
Other borrowings	(1,897)	93	(1,804)	(10,376)	(92)	(10,468)
Total interest expense	(2,327)	(4,947)	(7,274)	(10,592)	(15,762)	(26,354)
Net interest income, fully taxable equivalent basis	$8,539	$(8,995)	$(456)	$27,955	$(26,513)	$1,442

Net interest income for the third quarter of 2011 was $158.6 million (not tax equated), an $807 thousand decrease from the third quarter of 2010. The decrease in net interest income was primarily the result of lower interest income earned on loans, due to lower average rates and lower average balances, partly offset by a decline in interest expense incurred on deposits and other borrowings coupled with higher interest income earned on investment securities and securities purchased under agreements to resell. The Company's tax equivalent net interest rate margin was 3.51% for the third quarter of 2011 compared to 3.75% in the third quarter of 2010.

Total interest income, on a tax equivalent basis (T/E), decreased $7.7 million, or 4.2%, from the third quarter of 2010. Interest income on loans (T/E, including held for sale) declined $12.5 million due to a decrease of $871.1 million, or 8.7%, in average loan balances, coupled with a 14 basis point decrease in average rates earned. The decrease in average loans compared to the third quarter of 2010 included a decrease of $573.7 million in average student loans, contributing to a decrease in interest income of $3.0 million. The majority of this portfolio was sold in the fourth quarter of 2010. Interest income from consumer loans decreased from the third quarter of 2010 due to a decline of 10.5%, or $129.5 million, in average consumer loans coupled with a 45 basis point decrease in average rates earned. Included in the decrease in average consumer loan balances was a decline in marine and recreational vehicle (RV) loans of $124.1 million, resulting from the Company's decision to exit the marine/RV loan origination business. Average business loans decreased $102.7 million and the average rate earned decreased 26 basis points, as demand remains weak and usage on lines of credit continues at low levels. Business real estate loans increased 6.2%, or $124.5 million, over the third quarter of 2010, which was offset by a decrease in the average rate earned of 36 basis points. Demand for personal real estate and construction loans continues to be negatively affected by housing industry weakness. Average construction loan balances decreased $118.0 million, which was slightly offset by an increase in average rates earned. Average personal real estate loan balances decreased $20.9 million compared to the third quarter of 2010 and experienced a decrease of 38 basis points in average rates earned.

Interest income on investment securities (T/E) increased $1.6 million over the third quarter of 2010. This increase resulted mainly from a $1.4 million increase in inflation income earned on TIPS, coupled with increases in average balances in state and municipal obligations and mortgage and asset-backed securities of $203.1 million and $1.1 billion, respectively. These increases were partially offset by decreases in average rates earned on mortgage and asset-backed securities, which lowered interest income by $8.8 million. During the third quarter of 2011, the Company purchased approximately $1.3 billion of agency mortgage-backed securities with forward settlement dates, of which approximately $1.0 billion will settle in the fourth quarter of 2011. Since interest does not accrue on these bonds until the actual settlement date, the effect of these forward purchases was to increase quarterly average earning assets by $284.0 million and reduce income by $1.5 million compared to estimated normal settlement. Because the market awards a lower price to forward settled securities, the Company will earn approximately 14 basis points more on these securities over their estimated lives. The Company began investing in long-term securities purchased under agreements to resell in the second half of 2010 to diversify its investment portfolio. The average balance in this category increased $650.7 million to $850.0 million during the third quarter of 2011 and contributed $3.1 million in interest income. The average tax equivalent yield on total interest earning assets was 3.77% in the third quarter of 2011 compared to 4.19% in the third quarter of 2010.

Total interest expense decreased $7.3 million, or 37.3%, compared to the third quarter of 2010, due to a $5.2 million decrease in interest expense on interest bearing deposits, coupled with a $1.8 million decrease in interest expense on other borrowings. The decrease in interest expense on deposits resulted from a 22 basis point decrease in average rates paid. Average balances of interest checking and money market accounts increased $962.3 million, or 14.2%, while average certificates of deposit decreased $455.2 million, or 14.9%. Interest expense on other borrowings declined mainly due to lower average FHLB advances, which declined $237.7 million, or 69.5%, due to scheduled maturities of advances and the early pay off of $125.0 million in the fourth quarter of 2010. The overall average rate incurred on all interest bearing liabilities decreased to .40% in the third quarter of 2011 compared to .66% in the third quarter of 2010.

Net interest income for the first nine months of 2011 was $484.3 million compared to $485.3 million for the same period in 2010. For the first nine months of 2011, the net yield on total interest earning assets on a tax equivalent basis was 3.73% compared to 3.91% in the first nine months of 2010. The components of net interest income for the first nine months in 2011 compared to the same period in 2010 reflected trends similar to the quarterly discussion above.

Total interest income (T/E) for the first nine months of 2011 decreased $24.9 million from the same period last year primarily due to lower interest income earned on the loan portfolio, partially offset by increases in interest income earned on investment securities and securities purchased under agreements to resell. Loan interest income (T/E, including loans held for sale) declined $40.0 million, largely due to a $953.3 million, or 9.3%, decline in total average loan balances. As noted above, student loans declined due to the sale of the majority of the portfolio in the fourth quarter of 2010. Decreases in consumer, construction and personal real estate loans followed the same trends noted above, while business and business real estate loan balances increased slightly. Investment securities interest income (T/E) increased $6.7 million and resulted from an increase in average investment securities balances of $1.1 billion, or 17.4%, partially offset by a 40 basis point decrease in average rates earned. Included in the increase in investment securities interest income was a $7.6 million increase in inflation income earned on TIPS. Interest income on long-term securities purchased under agreements to resell increased $8.4 million in the first nine months of 2011 compared to the prior period.

The decrease of $26.4 million in interest expense for the first nine months of 2011 compared to the same period in the prior year was due to a $15.3 million, or 29.7%, decrease in interest expense on interest bearing deposits, coupled with a $10.5 million, or 79.1%, decrease in interest expense on other borrowings. The decrease in interest expense on deposits primarily resulted from a 23 basis point decrease in average rates paid. Average balances of other borrowings, which is mostly comprised of FHLB borrowings, decreased $415.6 million, or 78.8%, due to scheduled maturities of advances and an early pay off, as noted above. For the first nine months of 2011, the overall cost of interest bearing liabilities decreased 30 basis points to .45% compared to .75% in the same period in the prior year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Bank card transaction fees	$42,149	$37,723	11.7%	$120,915	$107,872	12.1%
Trust fees	22,102	20,170	9.6	66,218	59,846	10.6
Deposit account charges and other fees	21,939	21,693	1.1	62,028	71,146	(12.8)
Bond trading income	5,556	5,133	8.2	15,255	15,524	(1.7)
Consumer brokerage services	2,333	2,390	(2.4)	7,876	6,879	14.5
Loan fees and sales	2,034	5,830	(65.1)	5,933	11,141	(46.7)
Other	5,519	7,071	(21.9)	20,657	22,249	(7.2)
Total non-interest income	$101,632	$100,010	1.6%	$298,882	$294,657	1.4%
Non-interest income as a % of total revenue*	39.0%	38.5%		38.2%	37.8%
* Total revenue includes net interest income and non-interest income.

For the third quarter of 2011, total non-interest income amounted to $101.6 million compared with $100.0 million in the same quarter last year, which was an increase of $1.6 million, or 1.6%. Bank card fees for the quarter increased $4.4 million, or 11.7%, over the third quarter of last year, primarily due to continued growth in transaction fees earned on corporate card, debit card and merchant activity, which grew by 21.8%, 6.6% and 12.3%, respectively. The growth in corporate card fees resulted from continued expansion in transaction volumes from existing customers and activity from new customers, while merchant sales volumes continued to be strong this quarter. Debit card fees, totaling $15.5 million in the current quarter, also reflected continued volume growth and comprised 36.8% of total bank card fees, while corporate card fees, totaling $15.2 million, comprised 36.0% of total fees. As a result of new Federal Reserve regulations for pricing debit card transactions, which were effective October 1, 2011, the Company estimates that debit card revenues will decline approximately $7.0 million in the fourth quarter of 2011. Trust fees for the quarter increased $1.9 million, or 9.6%, over the same quarter last year, which resulted from growth of 10.7 % in personal trust fees, but continued to be negatively affected by low interest rates on money market investments held in trust accounts. Deposit account fees increased $246 thousand, or 1.1%, over the same period last year as a result of higher overdraft fees, which grew by $404 thousand, or 3.6%. Corporate cash management fees, which comprised 35.3% of total deposit account fees in the current quarter, declined $454 thousand compared to the same period in the previous year. Bond trading income for the current quarter totaled $5.6 million, an increase of $423 thousand, or 8.2%, over the same period last year on higher securities sales to correspondent banks. Consumer brokerage services revenue decreased slightly, while loan fees and sales revenue decreased $3.8 million, or 65.1%, mainly due to a decline of $3.7 million in gains on student loan sales. Revenues in this category during the current year consisted mainly of mortgage banking and commercial loan commitment fees, as the Company exited from the student lending business last year. Other non-interest income included write downs during the current quarter totaling $1.7 million on various banking properties held for sale.

Non-interest income for the nine months ended September 30, 2011 was $298.9 million compared to $294.7 million in the first nine months of 2010, resulting in an increase of $4.2 million, or 1.4%. Bank card fees increased $13.0 million, or 12.1%, as a result of growth of 21.5%, 8.3%, and 9.1% in corporate card, debit card, and merchant fees, respectively. Trust fee income increased $6.4 million, or 10.6%, as a result of growth in personal and institutional trust fees. Deposit account fees decreased $9.1 million, or 12.8%, due to the effect of overdraft regulations limiting overdraft fees, which were not effective until the second half of 2010. Consumer brokerage revenue increased $997 thousand, or 14.5%, which resulted primarily from higher advisory fees. Bond trading income declined $269 thousand, or 1.7%, due to lower sales volume, while loan fees and sales decreased by $5.2 million, or 46.7%, due to the decline in student lending. Other non-interest income declined $1.6 million, or 7.2%, partly due to the write downs on banking properties, as mentioned above. Also included were declines in check sales fees and ATM fees, partly offset by higher tax credit sales income.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three and nine months ended September 30, 2011 and 2010 are shown in the table below. Net securities gains of $2.6 million were recorded in the third quarter of 2011, while net securities gains of $5.9 million were recorded in the first nine months of 2011. Included in these gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total par value of $153.2 million at September 30, 2011. During the current quarter, additional credit-related impairment losses of $831 thousand were recorded, bringing the total credit-related impairment losses during the first nine months of 2011 to $1.8 million. The cumulative credit-related impairment loss on these securities recorded in earnings amounted to $9.3 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned venture capital subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated income statement, resulting in expense of $1.4 million for the first nine months of 2011 and income of $302 thousand for the same period last year.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2011	2010	2011	2010
Available for sale:
Municipal bonds	$—	$280	$177	$1,168
Corporate bonds	—	—	—	498
Agency mortgage-backed bonds	—	484	—	484
Non-agency mortgage-backed bonds	—	—	—	383
OTTI losses on non-agency mortgage-backed bonds	(831)	(2,045)	(1,755)	(4,178)
Non-marketable:
Private equity investments	3,418	1,297	7,448	(1,344)
Total investment securities gains (losses), net	$2,587	$16	$5,870	$(2,989)

Non-Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Salaries and employee benefits	$85,700	$85,442.3%		$257,315	$259,988	(1.0)%
Net occupancy	11,510	12,086	(4.8)	34,760	35,697	(2.6)
Equipment	5,390	5,709	(5.6)	16,669	17,548	(5.0)
Supplies and communication	5,674	6,724	(15.6)	16,898	20,891	(19.1)
Data processing and software	16,232	16,833	(3.6)	50,230	50,936	(1.4)
Marketing	4,545	5,064	(10.2)	13,298	14,784	(10.1)
Deposit insurance	2,772	4,756	(41.7)	10,443	14,445	(27.7)
Indemnification obligation	—	—	—	(1,359)	(1,683)	19.3
Other	21,923	18,972	15.6	62,965	54,497	15.5
Total non-interest expense	$153,746	$155,586	(1.2)%	$461,219	$467,103	(1.3)%

Non-interest expense for the third quarter of 2011 amounted to $153.7 million, a decrease of $1.8 million, or 1.2%, compared with $155.6 million recorded in the third quarter of last year. Compared to the third quarter of last year, salaries and benefits expense increased slightly, mainly due to higher incentives which increased $1.5 million, offset by a decline of 18.5% in medical insurance costs. Also, full-time equivalent employees totaled 4,762 at September 30, 2011 compared to 5,011 at September 30, 2010. Occupancy costs decreased $576 thousand, or 4.8%, from the same quarter last year, primarily due to lower outside services and depreciation expense. Equipment expense decreased $319 thousand, or 5.6%, from the same quarter last year due to lower rental expense for furniture and equipment. Supplies and communication expense declined $1.1 million, or 15.6%, to $5.7 million, reflecting continued effects of reducing paper supplies, customer checks, and telephone and network costs. Data processing and software costs decreased $601 thousand, or 3.6%, mainly due to lower bank card processing costs, while marketing costs decreased 10.2%. Costs for FDIC insurance expense totaled $2.8 million, a decrease of $2.0 million, or 41.7%, from the same period last year as a result of new assessment rules which became effective in the second quarter of 2011. Other non-interest expense increased $3.0 million, or 15.6%, over the same quarter last year and included a $5.9 million accrual related to potential loss contingencies for litigation. Other expense also included a decline of $1.8 million on foreclosed property expense, partly due to lower losses on fair value adjustments in 2011.

For the first nine months of 2011, non-interest expense amounted to $461.2 million, a decrease of $5.9 million, or 1.3%, compared with $467.1 million in the same period last year. Salaries and benefits expense declined $2.7 million, or 1.0%, due to lower salary expense, stock-based compensation, 401k plan expense and medical insurance costs, partly offset by higher incentive compensation. Occupancy costs decreased $937 thousand, or 2.6%, primarily resulting from lower real estate taxes and outside services expense. Equipment costs decreased $879 thousand, or 5.0%, mainly due to lower equipment rental and service contract expense. Supplies and communication expense declined $4.0 million, or 19.1%, due to lower costs for customer checks, postage, paper supplies and telephone and network costs. Data processing and software costs decreased $706 thousand, or 1.4%, largely due to lower student loan servicing costs, which was partly offset by higher bank card processing costs. Deposit insurance decreased $4.0 million, or 27.7%, mainly as a result of the new assessment rules. Other non-interest expense increased $8.5 million, largely due to litigation accruals of $10.9 million, while costs for foreclosed property declined $4.5 million.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30,
(In thousands)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	2011	2010
Provision for loan losses	$11,395	$12,188	$21,844	$39,372	$78,353
Net loan charge-offs (recoveries):
Business	889	1,439	582	4,338	3,072
Real estate-construction and land	1,215	1,125	1,971	4,326	13,417
Real estate-business	1,429	339	776	2,832	2,229
Consumer credit card	7,103	8,490	12,592	24,631	37,995
Consumer	3,232	2,229	4,914	9,474	15,184
Revolving home equity	72	344	276	783	1,506
Real estate-personal	673	1,027	379	1,974	1,095
Overdrafts	282	195	354	514	797
Total net loan charge-offs	$14,895	$15,188	$21,844	$48,872	$75,295

	Three Months Ended			Nine Months Ended September 30,
	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	2011	2010
Annualized net loan charge-offs*:
Business	.13%	.20%	.08%	.20%	.14%
Real estate-construction and land	1.17	1.05	1.47	1.34	3.11
Real estate-business	.27	.06	.15	.18	.15
Consumer credit card	3.83	4.58	6.55	4.38	6.73
Consumer	1.16	.80	1.58	1.13	1.60
Revolving home equity	.06	.29	.23	.22	.41
Real estate-personal	.19	.29	.10	.18	.10
Overdrafts	16.13	11.75	21.07	9.96	15.17
Total annualized net loan charge-offs	.65%	.66%	.89%	.71%	1.03%
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

Loans subject to individual evaluation generally consist of business, construction, business real estate and personal real estate loans on non-accrual status, and include troubled debt restructurings that are on non-accrual status. These non-accrual loans are evaluated individually for impairment based on factors such as payment history, borrower financial condition, collateral, current economic conditions and loss experience. For collateral dependent loans, appraisals on collateral (including exit costs) are normally obtained annually but discounted based on date last received and market conditions, so values are conservative and reasonable. From these evaluations of expected cash flows and collateral values, allowances are determined.
Loans which are not individually evaluated are segregated by loan type and sub-type and are collectively evaluated. These loans include commercial loans (business, construction and business real estate) which have been graded pass, special mention or substandard and all personal banking loans, except personal real estate loans on non-accrual status. These loans also include certain troubled debt restructurings, which are collectively evaluated because they have similar risk characteristics. Allowances determined for personal banking loans, which are generally smaller balance homogeneous type loans, use consistent methodologies which consider historical and current loss trends, delinquencies and current economic conditions. Allowances for commercial type loans, which are generally larger and more complex in structure with more unpredictable loss characteristics, use methods which consider historical and current loss trends, current loan grades, delinquencies, industry concentrations, economic conditions throughout the Company's markets as monitored by Company credit officers, and general economic conditions.
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

Net loan charge-offs for the third quarter of 2011 amounted to $14.9 million, compared with $15.2 million in the prior quarter and $21.8 million in the third quarter of last year. The $293 thousand decrease in net loan charge-offs in the third quarter of 2011 compared to the previous quarter was mainly the result of continued improved delinquency and loss rates in consumer credit card, business, and personal real estate loans, where net loan charge-offs declined by $1.4 million, $550 thousand and $354 thousand, respectively. Consumer net loan charge-offs increased $1.0 million over the previous quarter, mainly the result of higher marine and RV loan losses. Additionally, business real estate net loan charge-offs increased $1.1 million. The ratio of annualized total net loan charge-offs to total average loans was .65% in the current quarter, compared to .66% in the previous quarter and .89% in the third quarter of last year.

For the third quarter of 2011, annualized net charge-offs on average consumer credit card loans amounted to 3.83%, compared with 4.58% in the previous quarter and 6.55% in the same period last year. Annualized net charge-offs on consumer loans were 1.16% in the third quarter of 2011, up from .80% in the previous quarter but still lower than 1.58% in the third quarter of 2010.

The provision for loan losses for the current quarter totaled $11.4 million, a decrease of $793 thousand from the previous quarter and $10.4 million lower than in the same period last year. The current quarter provision for loan losses was $3.5 million less than net loan charge-offs for the current quarter, thereby reducing the allowance to $188.0 million at September 30, 2011. The amount of the provision in each quarter was determined in the process described above. The provision in the current quarter was influenced by lower incurred losses within the loan portfolio and lower overall loan balances.

Net charge-offs during the first nine months of 2011 were $48.9 million compared to $75.3 million in the same period of 2010. The $26.4 million decrease was due to declines in net charge-offs of consumer credit card loans of $13.4 million, construction loans of $9.1 million, and consumer loans of $5.7 million. The provision for loan losses was $39.4 million in the first nine months of 2011 compared to $78.4 million in the same period in 2010.

The allowance for loan losses at September 30, 2011 totaled $188.0 million, compared to $191.5 million at June 30, 2011. At September 30, 2011, the allowance was 2.07% of total loans, excluding loans held for sale, and 247.7% of total non-accrual loans. The Company considers the allowance for loan losses adequate to cover losses inherent in the loan portfolio at September 30, 2011.

Risk Elements of Loan Portfolio

The following table presents non-performing assets and loans which are past due 90 days or more and still accruing interest. Non-performing assets include non-accruing loans and foreclosed real estate. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Loans that are 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection, or they are consumer loans that are exempt under regulatory rules from being classified as non-accrual.

(Dollars in thousands)	September 30, 2011	June 30, 2011	December 31, 2010
Non-accrual loans:
Business	$26,334	$26,030	$8,933
Real estate – construction and land	26,307	28,709	52,752
Real estate – business	15,948	16,780	16,242
Real estate – personal	7,323	8,198	7,348
Total non-accrual loans	75,912	79,717	85,275
Foreclosed real estate	23,813	23,551	12,045
Total non-performing assets	$99,725	$103,268	$97,320
Non-performing assets as a percentage of total loans	1.10%	1.12%	1.03%
Non-performing assets as a percentage of total assets	.48%	.53%	.53%
Loans past due 90 days and still accruing interest:
Business	$676	$755	$854
Real estate – construction and land	697	871	217
Real estate – business	5,262	6,564	—
Real estate – personal	2,580	4,561	3,554
Consumer	2,065	1,488	2,867
Revolving home equity	825	760	825
Consumer credit card	7,999	8,599	12,149
Total loans past due 90 days and still accruing interest	$20,104	$23,598	$20,466

Non-accrual loans, which are also classified as impaired, totaled $75.9 million at September 30, 2011, which was a decrease of $3.8 million from amounts recorded at June 30, 2011 and a decrease of $9.4 million from December 31, 2010. At September 30, 2011, non-accrual loans were comprised mainly of construction and land real estate loans (34.7%), business loans (34.7%) and business real estate loans (21.0%). Foreclosed real estate increased to $23.8 million at September 30, 2011, compared to $23.6 million at June 30, 2011 and $12.0 million at December 31, 2010. Total loans past due 90 days or more and still accruing interest amounted to $20.1 million as of September 30, 2011, and decreased $3.5 million and $362 thousand compared to balances at June 30, 2011 and December 31, 2010, respectively.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are primarily classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $250.6 million at September 30, 2011 compared with $233.5 million at December 31, 2010, resulting in an increase of $17.1 million, or 7.3%. The increase occurred mainly in business real estate loans, due to a downgrade in credit ratings on a number of loans during the Company’s normal review process.

(In thousands)	September 30, 2011	December 31, 2010
Potential problem loans:
Business	$74,250	$79,640
Real estate – construction and land	57,150	51,589
Real estate – business	111,559	94,063
Real estate – personal	7,632	7,910
Consumer	39	284
Total potential problem loans	$250,630	$233,486

At September 30, 2011, the Company had identified approximately $101.0 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $36.9 million have been placed on non-accrual status. Of the remaining $64.1 million, approximately $42.0 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms, and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $22.1 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs. These restructured loans are considered impaired loans for purposes of determining the allowance for loan losses, as discussed in the Summary of Significant Accounting Policies in the Company’s 2010 Annual Report on Form 10-K.

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

Real Estate - Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 4.4% of total loans outstanding at September 30, 2011. Balances in this portfolio decreased $63.3 million, or 13.7%, since December 31, 2010, which is mainly a reflection of the slower economy.   Also contributing to the decline in balances were $4.3 million in net loan charge-offs in the first nine months of 2011.

(In thousands)	September 30, 2011	% of Total	% of Total Loans	December 31, 2010	% of Total	% of Total Loans
Residential land and land development	$82,894	20.9%	.9%	$112,963	24.5%	1.2%
Residential construction	70,121	17.6	.8	80,516	17.5	.9
Commercial land and land development	96,676	24.3	1.1	115,106	25.0	1.2
Commercial construction	147,907	37.2	1.6	152,268	33.0	1.6
Total real estate - construction and land loans	$397,598	100.0%	4.4%	$460,853	100.0%	4.9%

Real Estate – Business Loans

Total business real estate loans were $2.1 billion at September 30, 2011 and comprised 23.6% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 49% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(In thousands)	September 30, 2011	% of Total	% of Total Loans	December 31, 2010	% of Total	% of Total Loans
Owner-occupied	$1,044,077	48.8%	11.5%	$990,892	48.0%	10.5%
Office	264,334	12.4	2.9	254,882	12.4	2.7
Retail	227,417	10.6	2.5	226,418	11.0	2.4
Multi-family	154,777	7.2	1.7	143,051	6.9	1.5
Hotels	120,788	5.7	1.3	108,127	5.2	1.2
Farm	114,278	5.3	1.3	120,388	5.8	1.3
Industrial	94,471	4.4	1.1	118,159	5.7	1.3
Other	118,671	5.6	1.3	103,920	5.0	1.1
Total real estate - business loans	$2,138,813	100.0%	23.6%	$2,065,837	100.0%	22.0%

Real Estate – Personal Loans

The Company’s $1.4 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 43, the loss rates in both 2011 and 2010 have remained low, and at September 30, 2011 loans past due 90 days or more have declined compared to December 31, 2010. Also, as shown in Note 2, 8.1% of this portfolio has low FICO scores of less than 660. Approximately $17.0 million of these loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. At September 30, 2011, the Company had loans with no mortgage insurance that also have an original LTV greater than 80% totaling $146.3 million, compared to $154.8 million at December 31, 2010.

Revolving Home Equity Loans

The Company also has $466.9 million in revolving home equity loans at September 30, 2011 that are generally collateralized by residential real estate. Most of these loans (94.7%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2011, the outstanding principal of loans with an original LTV higher than 80% was $72.8 million compared to $78.9 million as of December 31, 2010. Total revolving home equity loan balances over 30 days past due were $2.2 million at September 30, 2011 compared to $1.8 million at December 31, 2010. Approximately 7.5% of the portfolio has FICO scores below 660.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $133.2 million and $132.7 million at September 30, 2011 and December 31, 2010, respectively. At the end of the third quarter of 2011, $36.4 million of this portfolio had an original LTV over 80%, down from $39.3 million at the end of 2010.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 5% of the outstanding balance of fixed rate home equity loans at September 30, 2011. The Company has limited the offering of fixed rate home equity loans with original LTV ratios over 90% during the past several years, and only $2.2 million in new fixed rate home equity loans were written with these LTV ratios during the first nine months of 2011.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in the first nine months of 2011 of $2.0 million, $783 thousand and $675 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans. These are characterized as new loans to customers with FICO scores below 650 for home equity loans, 660 for government-insured first mortgages, and 680 for all other conventional first mortgages. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles and marine and RVs. Outstanding balances for these loans were $808.8 million and $882.7 million at September 30, 2011 and December 31, 2010, respectively. The balances over 30 days past due amounted to $9.3 million at September 30, 2011 compared to $15.1 million at the end of 2010.  For the nine months ended September 30, 2011, $186.4 million of new loans, mostly automobile loans, were originated, compared to $187.1 million during the full year of 2010.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at September 30, 2011 of $752.5 million in consumer credit card loans outstanding, approximately $131.3 million, or 17.5%, carried a low introductory rate. Within the next six months, $68.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Income Taxes

Income tax expense was $31.7 million in the third quarter of 2011, compared to $32.7 million in the second quarter of 2011 and $26.0 million in the third quarter of 2010. The Company’s effective tax rate, including the effect of non-controlling interest, was 32.7% in the third quarter of 2011, compared with 32.1% in the second quarter of 2011 and 31.8% in the third quarter of 2010. Additionally, income tax expense was $91.9 million in the first nine months of 2011 compared to $71.8 million for the same period during the previous year, resulting in effective tax rates, including the effect of non-controlling interest, of 32.0% and 31.0%, respectively. The change in the effective tax rate for the first nine months of 2011 compared to the same period in 2010 is primarily due to changes in the mix of taxable and non-taxable income during those periods.

Financial Condition

Balance Sheet

Total assets of the Company were $20.6 billion at September 30, 2011 compared to $18.5 billion at December 31, 2010. Earning assets (excluding fair value adjustments on investment securities) amounted to $19.3 billion at September 30, 2011 consisting of 48% in investment securities and 47% in loans, compared to $17.3 billion at December 31, 2010.

At September 30, 2011, total loans, including loans held for sale, decreased $362.0 million, or 3.8%, compared with balances at December 31, 2010. Business loans declined $187.8 million as demand for business loans remains weak. Construction and personal real estate loans decreased $63.3 million and $11.9 million, respectively, reflecting the continued housing industry weakness. Business real estate loans increased $73.0 million, or 3.5%, compared with balances at December 31, 2010. Consumer credit card loans decreased $78.6 million. Consumer loans, mainly comprised of automobile and marine and RV loans, declined $58.5 million, primarily due to a decrease in marine and RV loans of $90.4 million, as the Company has ceased most marine and RV lending. Partly offsetting the marine and RV loan decline was an increase in other consumer loans of $31.9 million.

Available for sale investment securities, excluding fair value adjustments, increased $1.9 billion, or 26.5%, at September 30, 2011 compared to December 31, 2010. The increase was mainly the result of purchases of agency mortgage-backed, other asset-backed and municipal securities totaling $1.5 billion, $417. 7 million and $118.3 million, respectively, in the third quarter of 2011. Included in these purchases were approximately $1.3 billion of agency mortgage-backed securities with forward settlement dates, of which approximately $1.0 billion will settle in the fourth quarter of 2011. At September 30, 2011, the duration of the available for sale investment portfolio was 2.2 years, and maturities of approximately $1.5 billion are expected to occur during the next twelve months. During the first nine months of 2011, total long-term securities purchased under agreements to resell increased $400.0 million to $850.0 million at September 30, 2011. These agreements, which are collateralized and due from other large financial institutions, mature within the next three years.

Deposits at September 30, 2011 totaled $16.0 billion, a $929.1 million, or 6.2%, increase compared to $15.1 billion at December 31, 2010. This growth was primarily the result of increases of $509.6 million non-interest bearing deposits, $627.3 million in money market accounts, and $109.6 million in certificates of deposit over $100,000. These increases were partly offset by declines of $260.2 million in certificates of deposit under $100,000 and $110.4 million in interest checking balances. Certain non-interest bearing deposit accounts, which were previously included in interest bearing money market deposit totals, were reclassified to non-interest bearing deposits effective January 1, 2011. All prior periods have been revised to reflect this reclassification. The effect of this reclassification at December 31, 2010 was to increase the balance of non-interest bearing deposits by $2.3 billion.

Other liabilities increased $1.0 billion, primarily due to the purchase of mortgage-backed securities with settlement dates in the fourth quarter of 2011 as discussed above.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2011	June 30, 2011	December 31, 2010
Liquid assets:
Available for sale investment securities	$9,278,066	$7,717,634	$7,294,303
Federal funds sold	11,400	10,845	10,135
Long-term securities purchased under agreements to resell	850,000	850,000	450,000
Balances at the Federal Reserve Bank	133,419	535,696	122,076
Total	$10,272,885	$9,114,175	$7,876,514

Federal funds sold, which are sold to the Company’s correspondent bank customers and have overnight maturities, totaled $11.4 million as of September 30, 2011. Long-term resell agreements, maturing between 2012 and 2014, totaled $850.0 million at September 30, 2011. Under these agreements, the Company holds marketable securities as collateral, which totaled $892.2 million in fair value at September 30, 2011. Interest earning balances at the Federal Reserve Bank, which also have overnight maturities and are used for general liquidity purposes, totaled $133.4 million at September 30, 2011. The fair value of the available for sale investment portfolio was $9.3 billion at September 30, 2011 and included an unrealized net gain of $212.2 million. The total net unrealized gain included gains of $124.7 million on mortgage and asset-backed securities, $32.2 million on U.S. government securities, $17.8 million on state and municipal obligations, and $7.6 million on corporate debt. An additional $25.8 million unrealized gain was included in the fair value of common stock held by the Parent.

The portfolio includes maturities of approximately $1.5 billion over the next 12 months, which offers substantial resources to meet either new loan demand or reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At September 30, 2011, total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2011
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$576,725
FHLB borrowings and letters of credit	130,803
Securities sold under agreements to repurchase	1,820,390
Other deposits	1,392,477
Total pledged securities	3,920,395
Unpledged and available for pledging	3,768,745
Ineligible for pledging	1,588,926
Total available for sale securities, at fair value	$9,278,066

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2011, such deposits totaled $13.4 billion and represented 83.8% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.4 billion at September 30, 2011. These accounts are normally considered more volatile and higher costing, and they comprised 8.7% of total deposits at September 30, 2011.

(In thousands)	September 30, 2011	June 30, 2011	December 31, 2010
Core deposit base:
Non-interest bearing	$5,003,587	$4,834,750	$4,494,028
Interest checking	707,946	722,549	818,359
Savings and money market	7,708,893	7,417,440	7,028,472
Total	$13,420,426	$12,974,739	$12,340,859

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	September 30, 2011	June 30, 2011	December 31, 2010
Borrowings:
Federal funds purchased	$1,530	$11,692	$4,910
Securities sold under agreements to repurchase	1,056,198	1,270,778	977,917
FHLB advances	104,333	104,364	104,675
Other debt	7,536	7,565	7,598
Total	$1,169,597	$1,394,399	$1,095,100

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of both non-insured customer funds, totaling $656.2 million at September 30, 2011, and structured repurchase agreements of $400.0 million. The structured repurchase agreements mature in 2013 and 2014, while the remaining repurchase agreements are borrowed on an overnight basis. The Company also borrows on a secured basis through advances from the FHLB, which totaled $104.3 million at September 30, 2011. These advances have fixed interest rates, and most mature in 2017. Other outstanding borrowings relate mainly to the Company’s private equity investments.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2011:

	September 30, 2011
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$1,885,259	$1,363,100	$3,248,359
Advances outstanding	(104,333)	—	(104,333)
Letters of credit issued	(239,207)	—	(239,207)
Available for future advances	$1,541,719	$1,363,100	$2,904,819

In addition to those mentioned above, several other sources of liquidity are available. The Company has strong long-term deposit ratings from Standard & Poor’s and Moody’s of A+ and Aa2, respectively. Additionally, its sound commercial paper rating of A-1 from Standard & Poor's and P-1 from Moody's would help ensure the ready marketability of the Company’s commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. Neither the Company nor its banking subsidiary has any subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed debt offerings. Financing may also include the issuance of common or preferred stock.

Cash and cash equivalents (defined as “Cash and due from banks”, “Short-term federal funds sold and securities purchased under agreements to resell”, and “Interest earning deposits with banks” as segregated in the accompanying balance sheets) was $569.7 million at September 30, 2011 compared to $460.7 million at December 31, 2010. The $109.0 million increase included changes in the various cash flows resulting from the operating, investing and financing activities of the Company, as shown in the accompanying statement of cash flows for September 30, 2011. Operating activities include net income adjusted for certain non-cash items, in addition to changes in the levels of loans held for sale and securities held for trading purposes. During the first nine months of 2011, operating activities provided cash of $311.1 million. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $1.1 billion. Most of the cash outflow was due to $2.9 billion in purchases of investment securities and purchases of $500.0 million in long-term securities purchased under agreements to resell. These outflows were partially offset by $2.0 billion in maturities and pay downs of investment securities, repayments of $100.0 million in long-term securities purchased under agreements to resell, and a net decline in loans of $289.0 million. Financing activities provided cash of $868.7 million, resulting from increases of $939.8 million in deposit accounts and $74.9 million in short-term federal funds purchased and securities sold under agreements to repurchase, partially offset by $101.1 million in purchases of treasury stock and cash dividends paid of $59.6 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

(Dollars in thousands)	September 30, 2011	December 31, 2010	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$12,924,431	$12,717,868
Tier I risk-based capital	1,883,960	1,828,965
Total risk-based capital	2,057,471	2,002,646
Tier I risk-based capital ratio	14.58%	14.38%	6.00%
Total risk-based capital ratio	15.92%	15.75%	10.00%
Tier I leverage ratio	9.74%	10.17%	5.00%

The Company maintains a stock buyback program, and in July 2011 the Board of Directors approved the future purchase of up to 3,000,000 shares of stock. During the quarter ended September 30, 2011, the Company purchased 2,175,885 shares of stock in the market at an average cost of $38.04 per share. At September 30, 2011, 824,115 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a per share cash dividend of $.23 in the first quarter of 2011, which was a 2.7% increase compared to the fourth quarter of 2010, and maintained the same payout in the second and third quarters of 2011.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2011 totaled $7.5 billion (including approximately $3.5 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $322.7 million and $12.8 million, respectively, at September 30, 2011. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $5.1 million at September 30, 2011.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During the first nine months of 2011, purchases and sales of tax credits amounted to $39.8 million and $35.6 million, respectively, and at September 30, 2011, outstanding purchase commitments totaled $100.1 million.

The Parent has additional funding commitments arising from investments in private equity concerns, classified as non-marketable securities in the accompanying balance sheets, which total $1.3 million at September 30, 2011. In addition, the Parent expects to fund $18.7 million to venture capital subsidiaries over the next several years. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

On April 6, 2010 a suit was filed against Commerce Bank (the Bank) in the U.S. District Court for the Western District of Missouri by a customer alleging that overdraft fees relating to debit card transactions have been unfairly assessed by the Bank. For further information, refer to Note 15 in the consolidated financial statements.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2011 and 2010.

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2011
Net interest income	$213,580	$209,686	$28,962	$452,228	$32,085	$484,313
Provision for loan losses	(36,158)	(11,942)	(611)	(48,711)	9,339	$(39,372)
Non-interest income	102,657	121,212	76,711	300,580	(1,698)	298,882
Investment securities gains, net	—	—	—	—	5,870	5,870
Non-interest expense	(203,215)	(165,767)	(66,552)	(435,534)	(25,685)	(461,219)
Income before income taxes	$76,864	$153,189	$38,510	$268,563	$19,911	$288,474
Nine Months Ended September 30, 2010
Net interest income	$236,578	$196,133	$28,274	$460,985	$24,270	$485,255
Provision for loan losses	(54,545)	(19,569)	(1,038)	(75,152)	(3,201)	(78,353)
Non-interest income	112,576	112,366	69,292	294,234	423	294,657
Investment securities losses, net	—	—	—	—	(2,989)	(2,989)
Non-interest expense	(221,189)	(165,232)	(64,567)	(450,988)	(16,115)	(467,103)
Income before income taxes	$73,420	$123,698	$31,961	$229,079	$2,388	$231,467
Increase in income before
income taxes:
Amount	$3,444	$29,491	$6,549	$39,484	$17,523	$57,007
Percent	4.7%	23.8%	20.5%	17.2%	N.M.	24.6%

Consumer

For the nine months ended September 30, 2011, income before income taxes for the Consumer segment increased $3.4 million, or 4.7%, over the first nine months of 2010. This increase was mainly due to declines of $18.4 million in the provision for loan losses and $18.0 million in non-interest expense. Partly offsetting these effects was a decline of $23.0 million, or 9.7%, in net interest income, coupled with a decline of $9.9 million in non-interest income. Net interest income declined due to a $30.1 million decrease in loan interest income and a $5.9 million decrease in net allocated funding credits assigned to the Consumer segment’s loan and deposit portfolios, partly offset by a decline of $12.9 million in deposit interest expense. The decline in loan interest income included a $10.2 million decrease in student loan interest, resulting from the Company’s sale of most of the student loan portfolios in 2010, and a $6.3 million decline in interest on marine and RV loans. Non-interest income decreased mainly due to a decline in deposit account fees (mainly overdraft charges), in addition to lower gains on the sales of student loans. These declines were partly offset by an increase in bank card fee income (primarily debit card fees). Non-interest expense declined 8.1% from the previous year due mainly to lower supplies expense, deposit account processing expense, teller services expense and FDIC insurance expense, partly offset by higher building rental expense. The provision for loan losses totaled $36.2 million, an $18.4 million decrease from the first nine months of 2010, which was due mainly to lower losses on consumer credit card loans, marine and RV loans, and other consumer loans.

Commercial

For the nine months ended September 30, 2011, income before income taxes for the Commercial segment increased $29.5 million, or 23.8%, compared to the same period in the previous year, mainly due to a lower provision for loan losses and growth in net interest income and non-interest income. Net interest income increased $13.6 million, or 6.9%, due to higher net allocated funding credits of $20.5 million, partly offset by a $7.9 million decline in loan interest income. The provision for loan losses in this segment totaled $11.9 million in the first nine months of 2011, a decrease of $7.6 million from the first nine months of 2010. During 2011, net charge-offs on construction loans declined $9.1 million, while net charge-offs on business loans increased $1.8 million. Non-interest income increased by $8.8 million, or 7.9%, over the previous year due to growth in bank card fees (mainly corporate card), partly offset by lower deposit account fees. Non-interest expense increased $535 thousand over the previous year, mainly due to increases in bank card related expenses and deposit account cash management expense, partly offset by a decline in foreclosed real estate and other repossessed property expense.

Wealth

Wealth segment pre-tax profitability for the nine months ended September 30, 2011 increased $6.5 million, or 20.5%, over the same period in the previous year. Net interest income increased $688 thousand, or 2.4%, and was impacted by a $1.6 million increase in assigned net funding credits and a $1.1 million decline in deposit interest expense, offset by a $2.1 million decrease in loan interest income. Non-interest income increased $7.4 million, or 10.7%, over the prior year due to higher trust and brokerage fees. Non-interest expense increased $2.0 million, or 3.1%, mainly due to higher fraud losses and salary expense.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was higher than in the previous period by $17.5 million. This increase was mainly due to a decline in the unallocated loan loss provision of $12.5 million. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, increased $7.8 million, and unallocated amounts related to investment securities gains increased $8.9 million. These effects were partly offset by a $9.6 million increase in unallocated non-interest expense, consisting mainly of accruals in 2011 related to potential loss contingencies for pending litigation.

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

The Federal Reserve issued new regulations, effective July 1, 2010, which prohibited financial institutions from assessing fees for paying ATM and one-time debit card transactions that overdraw consumer accounts unless the consumer affirmatively consents to the financial institution’s overdraft practices. The Company implemented new procedures to solicit and capture required customer consents and, effective July 1, 2010, prohibited such ATM and one-time debit card transactions causing overdrafts, unless an opt-in consent has been received. As not all customers provided such consent, these new regulations resulted in lower deposit fee income in the second half of 2010. Overdraft fees decreased $9.0 million during the first nine months of 2011 as compared to the same period in the prior year, and most of this decrease related to these new regulations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry.  Among its many provisions are rules which establish a new council of “systemic risk” regulators, create a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The Dodd-Frank Act also mandated new rules on debit card interchange fees, as discussed further below.

Because the Company has maintained a strong balance sheet with solid amounts of capital and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd-Frank Act, including higher capital standards, improved lending transparency and risked-based FDIC insurance assessments, that management does not expect to negatively affect the Company’s future results. However, other provisions in the Dodd-Frank Act, such as limitations on debit card fees (mentioned below) and the potential for higher costs due to increased regulatory and compliance burdens, will likely lower revenues or raise costs to the Company. The provisions of the Dodd-Frank Act are so extensive that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time.

In June 2011, the Federal Reserve, as required by the Dodd-Frank Act, approved a final debit card interchange rule that significantly limits the amount of debit card interchange fees charged by banks. The new rule caps an issuer’s base fee at 21 cents per transaction and allows additional fees to help cover fraud losses. The new pricing is a reduction of approximately 45% when compared to current market rates. The new rule also limits network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on two unaffiliated networks: one signature-based and one PIN-based. The new rules apply to bank issuers with more than $10 billion in assets and took effect October 1, 2011. As a result of this rule, the Company estimates that debit card revenues will decline approximately $7.0 million in the fourth quarter of 2011.

Impact of Recently Issued Accounting Standards

Fair Value Measurements In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures related to transfers among fair value hierarchy levels and the activity of Level 3 assets and liabilities. This ASU also provides clarification for the disaggregation of fair value measurements of assets and liabilities and the discussion of inputs and valuation techniques used for fair value measurements. The new disclosures and clarification were effective January 1, 2010, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures were effective January 1, 2011, and did not have a significant effect on the Company’s consolidated financial statements.

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

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance is intended to facilitate the evaluation of the nature of credit risk inherent in an entity’s loan portfolio, how that risk influences the allowance for credit losses, and the changes and reasons for those changes in the allowance. The ASU requires disclosures about the activity in the allowance, non-accrual and impaired loan status, credit quality indicators, past due information, loan modifications, and significant loan purchases and sales. Much of the disclosure is required on a disaggregated level by portfolio segment or class basis. The required disclosures are included in Note 2 in the accompanying consolidated financial statements and did not have a significant effect on the financial statements.

Troubled Debt Restructurings In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The ASU seeks to create consistency in the application of U.S. GAAP for identifying and evaluating debt restructurings. It clarifies existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The ASU specifically addresses how the debtor’s access to funds at a market interest rate, increases in the contractual interest rate, and payment delays should be considered when determining whether a concession has been granted. The ASU was effective July 1, 2011 and requires disclosure of modifications occurring since January 1, 2011 which have been newly identified as troubled debt restructurings under the new guidance. Because the Company has generally applied the ASU’s guidance in identifying troubled debt restructurings in the past, no new troubled debt restructurings have been identified as a result of the adoption of the ASU.

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

Goodwill In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment". The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required, on an annual basis, testing goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount (including goodwill). As a result of this amendment, an entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The ASU is effective for annual and interim goodwill impairment tests performed for periods beginning January 1, 2012, and early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2011 and 2010

	Third Quarter 2011			Third Quarter 2010
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$2,815,064	$25,236	3.56%	$2,917,798	$28,070	3.82%
Real estate — construction and land	412,490	4,591	4.42	530,472	5,346	4.00
Real estate — business	2,123,034	25,376	4.74	1,998,500	25,710	5.10
Real estate — personal	1,430,014	17,134	4.75	1,450,898	18,763	5.13
Consumer	1,104,684	17,271	6.20	1,234,138	20,695	6.65
Revolving home equity	466,503	5,020	4.27	485,034	5,284	4.32
Student(B)	—	—	—	315,150	1,910	2.40
Consumer credit card	735,179	21,477	11.59	762,987	21,709	11.29
Overdrafts	6,936	—	—	6,667	—	—
Total loans	9,093,904	116,105	5.07	9,701,644	127,487	5.21
Loans held for sale	41,677	270	2.57	305,013	1,368	1.78
Investment securities:
U.S. government and federal agency	327,916	2,813	3.40	437,605	1,179	1.07
Government-sponsored enterprise obligations	262,087	1,928	2.92	234,842	1,255	2.12
State and municipal obligations(A)	1,185,263	12,545	4.20	982,137	11,206	4.53
Mortgage and asset-backed securities	6,167,884	34,899	2.24	5,100,958	35,632	2.77
Other marketable securities(A)	172,588	1,857	4.27	182,966	2,387	5.18
Trading securities(A)	20,770	132	2.52	22,525	163	2.87
Non-marketable securities(A)	110,585	1,836	6.59	109,215	2,595	9.43
Total investment securities	8,247,093	56,010	2.69	7,070,248	54,417	3.05
Short-term federal funds sold and securities
purchased under agreements to resell	10,927	13.47		6,903	12.69
Long-term securities purchased
under agreements to resell	850,000	3,913	1.83	199,302	862	1.72
Interest earning deposits with banks	326,302	211.26		170,504	106.25
Total interest earning assets	18,569,903	176,522	3.77	17,453,614	184,252	4.19
Allowance for loan losses	(190,021)			(195,452)
Unrealized gain on investment securities	185,547			158,656
Cash and due from banks	347,304			367,310
Land, buildings and equipment, net	375,036			392,590
Other assets	376,295			444,588
Total assets	$19,664,064			$18,621,306
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$534,295	258.19		$481,997	197.16
Interest checking and money market	7,756,104	6,187.32		6,793,839	7,064.41
Time open & C.D.'s of less than $100,000	1,231,280	2,413.78		1,642,200	5,444	1.32
Time open & C.D.'s of $100,000 and over	1,372,842	2,130.62		1,417,162	3,461.97
Total interest bearing deposits	10,894,521	10,988.40		10,335,198	16,166.62
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,016,623	292.11		1,023,961	584.23
Other borrowings	111,930	925	3.28	350,328	2,729	3.09
Total borrowings	1,128,553	1,217.43		1,374,289	3,313.96
Total interest bearing liabilities	12,023,074	12,205.40%		11,709,487	19,479.66%
Non-interest bearing deposits	4,778,780			4,192,026
Other liabilities	728,974			700,754
Equity	2,133,236			2,019,039
Total liabilities and equity	$19,664,064			$18,621,306
Net interest margin (T/E)		$164,317			$164,773
Net yield on interest earning assets			3.51%			3.75%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

(B)	This portfolio was sold during October 2010.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2011 and 2010

	Nine Months 2011			Nine Months 2010
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$2,941,359	$79,523	3.61%	$2,876,601	$83,017	3.86%
Real estate — construction and land	431,082	14,426	4.47	577,160	17,145	3.97
Real estate — business	2,101,859	76,534	4.87	2,038,142	77,171	5.06
Real estate — personal	1,438,106	52,430	4.87	1,486,826	58,318	5.24
Consumer	1,121,194	53,106	6.33	1,270,031	64,357	6.78
Revolving home equity	470,074	14,984	4.26	485,445	15,669	4.32
Student (B)	—	—	—	321,912	5,665	2.35
Consumer credit card	751,109	62,993	11.21	754,570	68,042	12.06
Overdrafts	6,903	—	—	7,025	—	—
Total loans	9,261,686	353,996	5.11	9,817,712	389,384	5.30
Loans held for sale	50,678	877	2.31	447,948	5,533	1.65
Investment securities:
U.S. government and federal agency	367,708	15,204	5.53	439,991	7,125	2.17
Government-sponsored enterprise obligations	235,502	4,297	2.44	209,268	3,533	2.26
State and municipal obligations(A)	1,152,988	38,982	4.52	924,925	33,228	4.80
Mortgage and asset-backed securities	5,629,684	107,055	2.54	4,651,629	114,180	3.28
Other marketable securities(A)	173,722	6,221	4.79	185,586	6,660	4.80
Trading securities(A)	20,087	409	2.72	18,651	405	2.90
Non-marketable securities(A)	106,495	5,273	6.62	115,365	5,600	6.49
Total investment securities	7,686,186	177,441	3.09	6,545,415	170,731	3.49
Short-term federal funds sold and securities
purchased under agreements to resell	10,868	45.55		6,988	40.77
Long-term securities purchased
under agreements to resell	741,575	9,240	1.67	67,164	862	1.72
Interest earning deposits with banks	218,178	411.25		200,363	372.25
Total interest earning assets	17,969,171	542,010	4.03	17,085,590	566,922	4.44
Allowance for loan losses	(192,998)			(196,023)
Unrealized gain on investment securities	154,193			140,003
Cash and due from banks	342,759			369,641
Land, buildings and equipment, net	379,718			397,396
Other assets	377,493			419,566
Total assets	$19,030,336			$18,216,173
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$524,139	623.16		$477,977	448.13
Interest checking and money market	7,579,863	19,094.34		6,709,259	21,620.43
Time open & C.D.'s of less than $100,000	1,326,496	9,121.92		1,703,307	18,318	1.44
Time open & C.D.'s of $100,000 and over	1,423,984	7,237.68		1,354,985	10,946	1.08
Total interest bearing deposits	10,854,482	36,075.44		10,245,528	51,332.67
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	997,124	1,601.21		1,071,595	2,230.28
Other borrowings	112,135	2,759	3.29	527,738	13,227	3.35
Total borrowings	1,109,259	4,360.53		1,599,333	15,457	1.29
Total interest bearing liabilities	11,963,741	40,435.45%		11,844,861	66,789.75%
Non-interest bearing deposits	4,596,763			4,036,624
Other liabilities	370,663			366,410
Equity	2,099,169			1,968,278
Total liabilities and equity	$19,030,336			$18,216,173
Net interest margin (T/E)		$501,575			$500,133
Net yield on interest earning assets			3.73%			3.91%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.
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

	September 30, 2011		June 30, 2011		December 31, 2010
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	($4.0)	(.64)%	$2.0	.33%	$10.4	1.70%
200 basis points rising	(1.5)	(.24)	3.0	.49	7.6	1.25
100 basis points rising	.1	.02	2.1	.35	2.8	.46

As shown above, under the above scenarios at September 30, 2011, a gradual increase in interest rates of 200 basis points is expected to decrease net interest income by $1.5 million, or .2%, and a rise of 300 basis points is expected to decrease net interest income by $4.0 million, or .6%. Under a 100 basis point rising rate scenario, net income would increase by $125 thousand. Due to the already low interest rate environment, the Company did not model falling rate scenarios.

During the third quarter of 2011 compared to the previous quarter, average loans (including held for sale loans) declined by $177.6 million. Average available for sale securities increased by $745.6 million, of which $304.5 million related to purchases which were not settled as of September 30, 2010. Also, average deposits increased $193.9 million while total average borrowings grew by $64.4 million.
Under the 200 and 300 rising rate scenarios, the overall balance sheet became liability sensitive and net interest income declined due to an increase during the quarter in investment securities balances, which are mostly at fixed rates, coupled with a decline in loan balances, which are more sensitive to changes in interest rates. Also, growth in average non-maturity deposits (which occurred mainly in non-interest bearing demand and money market accounts, partly offset by a decline in certificates of deposit) had the effect of reducing net interest income in these scenarios, as interest costs would increase more quickly.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 15, Legal Proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1— 31, 2011	180,000	$41.17	180,000	2,820,000
Aug 1 — 31, 2011	1,682,961	$37.83	1,682,961	1,137,039
Sept 1 — 30, 2011	312,924	$37.36	312,924	824,115
Total	2,175,885	$38.04	2,175,885	824,115

In July 2011, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At September 30, 2011, 824,115 shares remained available to be purchased under the current authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ JAMES L. SWARTS
James L. Swarts
Vice President & Secretary

Date: November 4, 2011

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 4, 2011

INDEX TO EXHIBITS

31.1 — Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 — Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 — Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail*

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.