Form 10-K
period 2011-12-31
COMMERCE BANCSHARES INC /MO/
filed 2012-02-22
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011 — Commission File No. 0-2989

COMMERCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-0889454
(State of Incorporation)	(IRS Employer Identification No.)
1000 Walnut,
Kansas City, MO	64106 (Zip Code)
(Address of principal executive offices)	(Zip Code)
(816) 234-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TItle of class	Name of exchange on which registered
$5 Par Value Common Stock	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,322,000,000.
As of February 6, 2012, there were 88,963,091 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2012 annual meeting of shareholders, which will be filed within 120 days of December 31, 2011, are incorporated by reference into Part III of this Report.

PART I

Item 1.	BUSINESS
General
Commerce Bancshares, Inc., a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. Through a second tier wholly-owned bank holding company, it owns all of the outstanding capital stock of Commerce Bank (the “Bank”), which is headquartered in Missouri. The Bank engages in general banking business, providing a broad range of retail, corporate, investment, trust, and asset management products and services to individuals and businesses. Commerce Bancshares, Inc. also owns, directly or through the Bank, various non-banking subsidiaries. Their activities include underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the Bank), private equity investment, securities brokerage, mortgage banking, and leasing activities. A list of Commerce Bancshares, Inc. subsidiaries is included as Exhibit 21.

In June 2011, the Bank, which formerly was a national banking association, became a state chartered Federal Reserve member bank. The Bank’s main regulator was changed from the Office of the Comptroller of the Currency to supervision by both the Federal Reserve Bank of Kansas City and the Missouri Division of Finance. The Bank’s deposits continue to be fully insured by the FDIC in accordance with applicable laws and regulations.

Commerce Bancshares, Inc. and its subsidiaries, (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2011, the Company had consolidated assets of $20.6 billion, loans of $9.2 billion, deposits of $16.8 billion, and equity of $2.2 billion. All of the Company’s operations conducted by its subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements. The Company does not utilize unconsolidated subsidiaries or special purpose entities to provide off-balance sheet borrowings or securitizations.

The Company’s goal is to be the preferred provider of targeted financial services in its communities, based on strong customer relationships. It believes in building long-term relationships based on top quality service, a strong risk management culture, and a strong balance sheet with industry-leading capital levels. The Company operates under a super-community banking format which incoporates large bank product offerings coupled with deep local market knowledge, augmented by experienced, centralized support in select critical areas. The Company’s focus on local markets is supported by the experienced team of managers assigned to each market and is also reflected in its financial centers and regional advisory boards, which are comprised of local business persons, professionals and other community representatives, who assist the Company in responding to local banking needs. In addition to this local market, community-based focus, the Company offers sophisticated financial products available at much larger financial institutions.

The Company's banking facilities are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa, Oklahoma and Denver, Colorado. Its two largest markets include St. Louis and Kansas City, which serve as the central hubs for the entire company.

The markets the Bank serves, being located in the lower Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, aircraft and general manufacturing, health care, numerous service industries, food production, and agricultural production and related industries. In addition, several of the Illinois markets are located in areas with some of the most productive farmland in the world. The real estate lending operations of the Bank are centered in its lower Midwestern markets. Historically, these markets have generally tended to be less volatile than in other parts of the country. While the decline in the national real estate market resulted in significantly higher real estate loan losses during 2009, 2010 and 2011 for the banking industry, management believes the diversity and nature of the Bank’s markets has resulted in lower real estate loan losses in these markets and is a key factor in the Bank’s relatively lower loan loss levels.

From time to time, the Company evaluates the potential acquisition of various financial institutions. In addition, the Company regularly considers the potential disposition of certain of its assets and branches. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has not transacted any significant acquisitions or sales during the past several years.

Operating Segments
The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, consumer debit and credit bank card activities. It provides services through a network of 201 full-service branches, a widespread ATM network of 405 machines, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2011, this retail segment contributed 27% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit and cash management services. Fixed income investments are sold to individuals and institutional investors through the Capital Markets Group, which is also included in this segment. In 2011, the Commercial segment contributed 58% of total segment pre-tax income. The Wealth segment provides traditional trust and estate tax planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. At December 31, 2011, the Wealth segment managed investments with a market value of $14.9 billion and administered an additional $12.4 billion in non-managed assets. Additional information relating to operating segments can be found on pages 47 and 89.

Supervision and Regulation
General
The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHC Act). Under the BHC Act, the Federal Reserve Board’s prior approval is required in any case in which the Company proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. With certain exceptions, the BHC Act also prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking company. Under the BHC Act, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of non-banking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, the Bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA). The Bank has a current CRA rating of “outstanding”.

The Company is required to file with the Federal Reserve Board various reports and additional information the Federal Reserve Board may require. The Federal Reserve Board also makes regular examinations of the Company and its subsidiaries. The Company’s banking subsidiary is a state chartered Federal Reserve member bank and is subject to regulation, supervision and examination by the Federal Reserve Bank of Kansas City and the State of Missouri Division of Finance. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (FDIC). In addition, there are numerous other federal and state laws and regulations which control the activities of the Company and the Bank, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, and extensions of credit. If the Company fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain circumstances, criminal penalties. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds, not for the protection of security holders. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to employ assets and maximize income.

In addition to its regulatory powers, the Federal Reserve Bank affects the conditions under which the Company operates by its influence over the national supply of bank credit. The Federal Reserve Board employs open market operations in U.S. government securities and oversees changes in the discount rate on bank borrowings, changes in the federal funds rate on overnight inter-bank borrowings, and changes in reserve requirements on bank deposits in implementing its monetary policy objectives. These methods are used in varying combinations to influence the overall level of the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The monetary policies of the Federal Reserve have a significant effect on the operating results of financial institutions, most notably on the interest rate environment. In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies of monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the financial statements of the Company.

Subsidiary Bank
Under Federal Reserve policy, the bank holding company, Commerce Bancshares, Inc. (the "Parent") is expected to act as a source of financial strength to its bank subsidiary and to commit resources to support it in circumstances when it might not otherwise do so. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Substantially all of the deposits of the Bank are insured up to the applicable limits by the Bank Insurance Fund of the FDIC, generally up to $250,000 per depositor, for each account ownership category. Through December 31, 2012, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the federal deposit insurance funds. In February 2011, under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (discussed further below), the FDIC issued a final rule changing its assessment base from total domestic deposits to average total assets minus average tangible equity. The rule altered other adjustments in the current assessment system for heavy use of unsecured liabilities, secured liabilities and brokered deposits, and added an adjustment for holdings of unsecured bank debt. For banks with more than $10 billion in assets, the FDIC 's new rule changed the assessment rate, abandoning the previous method for determining premiums, which were based on bank supervisory ratings, debt issuer ratings and financial ratios. Instead, the new rule relies on a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail. The new rule was effective for quarters beginning April 1, 2011. Because the Company has maintained a strong balance sheet with solid amounts of capital and has not offered many of the complex financial products that were prevalent in the marketplace, the risk-based FDIC insurance assessments under the new methods were less than amounts calculated under the old assessment methods. Accordingly, the Company's FDIC insurance expense in 2011 was $13.1 million, a decrease of $6.1 million as compared to 2010.

Payment of Dividends
The Federal Reserve Board may prohibit the payment of cash dividends to shareholders by bank holding companies if their actions constitute unsafe or unsound practices. The principal source of the Parent's cash revenues is cash dividends paid by the Bank. The amount of dividends paid by the Bank in any calendar year is limited to the net profit of the current year combined with the retained net profits of the preceding two years, and permission must be obtained from the Federal Reserve Board for dividends exceeding these amounts. The payment of dividends by the Bank may also be affected by factors such as the maintenance of adequate capital.

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

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2011, the Company was “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 93.

In December 2010, the Basel Committee on Banking Supervision ("the Basel Committee") presented to the public the Basel III rules text, which proposes new global regulatory standards on bank capital adequacy and liquidity. The Basel Committee continued to refine Basel III during 2011 and seeks to strengthen global capital and liquidity rules with the goal of promoting a more resilient banking sector.  The framework sets out tougher capital requirements, the introduction of a new leverage ratio calculation, higher requirements for minimum capital ratios, and higher risk-weightings for assets, as they relate to capital calculations.  Basel III also establishes two minimum standards for liquidity to promote short-term resilience, as well as resilience over a longer period of time through a stable maturity structure of assets and liabilities.

Capital and liquidity standards consistent with Basel III will be formally implemented in the United States through a series of rulemakings. The U.S. bank agencies intend to issue a notice of proposed rulemaking during the first quarter of 2012 and a final rule later in the year that would implement the Basel III capital reforms. While it continues to evaluate the impact of this framework on its operations and reporting, the Company's capital ratios as of December 31, 2011 are well in excess of those minimum ratios proposed by both Basel III and the Federal Reserve.

Legislation
The financial industry operates under laws and regulations that are under constant review by various agencies and legislatures and are subject to sweeping change. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act) contained major changes in laws that previously kept the banking industry largely separate from the securities and insurance industries. The GLB Act authorized the creation of a new kind of financial institution, known as a “financial holding company”, and a new kind of bank subsidiary, called a “financial subsidiary”, which may engage in a broader range of investment banking, insurance agency, brokerage, and underwriting activities. The GLB Act also included privacy provisions that limit banks’ abilities to disclose non-public information about customers to non-affiliated entities. Banking organizations are not required to become financial holding companies, but instead may continue to operate as bank holding companies, providing the same services they were authorized to provide prior to the enactment of the GLB Act. The Company currently operates as a bank holding company.

The Company must also comply with the requirements of the Bank Secrecy Act (BSA). The BSA is designed to help fight drug trafficking, money laundering, and other crimes. Compliance is monitored by the Federal Reserve. The BSA was enacted to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, criminal activity. Since its passage, the BSA has been amended several times. These amendments include the Money Laundering Control Act of 1986 which made money laundering a criminal act, as well as the Money Laundering Suppression Act of 1994 which required regulators to develop enhanced examination procedures and increased examiner training to improve the identification of money laundering schemes in financial institutions.

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

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (the Credit CARD Act) was signed into law in May 2009. It is comprehensive credit card legislation that aims to establish fair and transparent practices relating to open end consumer credit plans. Included in the Credit CARD Act was an extension of payment periods (with no late fees) from 14 days to 21 days, the advance warning period for significant changes to credit card accounts was extended from 15 days to 45 days, and opt-out provisions were made available to customers. Additionally, the Credit CARD Act included provisions governing when rate increases can be applied on late accounts, requirements for clearer disclosures of terms before opening an account, and prohibitions on charging over-limit fees and double-cycle billing, as well as new rules related to interest rate reinstatements on formerly overdue accounts and gift card expiration dates and inactivity fees.

The Federal Reserve issued new regulations, effective July 1, 2010, which prohibited financial institutions from assessing fees for paying ATM and one-time debit card transactions that overdraw consumer accounts unless the consumer affirmatively consents to the financial institution’s overdraft practices. The Company implemented new procedures to solicit and capture required customer consents and, effective July 1, 2010, prohibited such ATM and one-time debit card transactions causing overdrafts, unless an opt-in consent has been received. As not all customers provided such consent, these new regulations resulted in lower deposit fee income for subsequent periods. For 2011, overdraft fees were $40.9 million, as compared to $51.1 million in 2010.

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

In June 2011, the Federal Reserve, under the provisions of the Dodd-Frank Act, approved a final debit card interchange rule that significantly limits the amount of debit card interchange fees charged by banks. The new rule caps an issuer’s base fee at 21 cents per transaction and allows additional fees to help cover fraud losses. The new pricing is a reduction of approximately 45% when compared to previous market rates. The new rule also limits network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on two unaffiliated networks: one signature-based and one PIN-based. The new rules apply to bank issuers with more than $10 billion in assets and take effect in phases, with the base fee cap effective October 1, 2011 and the network exclusivity rule effective on April 1, 2012. As a result of this rule, the Company's debit card revenues declined approximately $7.1 million in the fourth quarter of 2011 as compared to the third quarter of 2011.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (CFPB) and authorizes it to supervise certain consumer financial services companies and large depository institutions and their affiliates for consumer protection purposes. Subject to the provisions of the Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” As a depository institution, the Company will be subject to examinations by the CFPB, which will focus on the Company’s ability to detect, prevent, and correct practices that present a significant risk of violating the law and causing consumer harm.

In December 2011, the Federal Reserve Board issued proposed rules to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms. The proposal applies to all U.S. bank holding companies with consolidated assets of $50 billion or more with some provisions affecting banks with $10 billion or more in assets. These rules are meant to implement the Dodd-Frank Act's sections 165 and 166. The proposed rules include a wide range of measures in areas such as capital, liquidity, credit exposure, stress testing, risk management, and early remediation requirements. As a bank holding company with $10 billion or more in assets, the rules would require that the Company create a risk committee of the Board of Directors and chief risk officer, as well as require that the Company conduct its own annual stress-tests and publish a summary of the results.

Competition
The Company’s locations in regional markets throughout Missouri, Kansas, central Illinois, Tulsa, Oklahoma, and Denver, Colorado face intense competition from hundreds of financial service providers. The Company competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and consumer lending products. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. The passage of the GLB Act, which removed barriers between banking and the securities and insurance industries, has resulted in greater competition among these industries. The Company generally competes on the basis of customer service and responsiveness to customer needs, interest rates on loans and deposits, lending limits, and customer convenience, such as location of offices. Within the St. Louis and Kansas City, Missouri markets, the Company has approximately 9% of deposit market share.

Employees
The Company and its subsidiaries employed 4,237 persons on a full-time basis and 623 persons on a part-time basis at December 31, 2011. The Company provides a variety of benefit programs including a 401K plan as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to prepare employees for positions of increasing responsibility.

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

Statistical Disclosure
The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	21, 52-55
II.	Investment Portfolio	36-38, 73-78
III.	Loan Portfolio
	Types of Loans	25
	Maturities and Sensitivities of Loans to Changes in Interest Rates	26
	Risk Elements	31-36
IV.	Summary of Loan Loss Experience	29-31
V.	Deposits	52, 79-80
VI.	Return on Equity and Assets	17
VII.	Short-Term Borrowings	80

Item 1a.	RISK FACTORS
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
Given the concentration of the Company’s banking business in the United States, it is particularly exposed to downturns in the U.S. economy. The economic trends which began in 2008, such as declines in the housing market, (e.g., falling home prices and increasing foreclosures), unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities and other complex financial instruments, but spreading to various classes of real estate, commercial and consumer loans in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers. The weak U.S. economy and tightening of credit during recent years led to a lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Company’s business, financial condition and results of operations through higher levels of loan losses and lower loan demand. While the economy has seen improvement in the past year, significant uncertainty remains and management does not expect significant economic growth in the near future.
In particular, the Company may face the following risks in connection with these market conditions:

•
Continued high unemployment levels, weak economic activity and other market developments may affect consumer confidence levels and may cause declines in consumer credit usage, adverse changes in payment patterns, and higher loan delinquencies and default rates. These could impact the Company’s future loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

•
Reduced levels of economic activity may also cause declines in financial service transactions, including bank card, corporate cash management and other fee businesses, as well as the fees earned by the Company on such transactions.

•
The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future behaviors, causing higher future credit losses.

•
The process used to estimate losses inherent in the Company’s loan portfolio requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans. If an instance occurs that renders these predictions no longer capable of accurate estimation, this may in turn impact the reliability of the process.

•
Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions, thereby reducing market prices for various products and services which could in turn reduce Company revenues.

•
Though bank failures slowed during 2011 as compared to 2009 and 2010, failures during this period remained higher than historical levels. Due to higher bank failures in recent years and continued uncertainty about the future, the Company may be required to pay high levels of FDIC premiums for extended periods of time.

•
The U.S. economy is also affected by foreign economic events, such as the European debt crisis that developed during the past year. Although the Company does not hold foreign debt, global conditions affecting interest rates, business export activity, capital expenditures by businesses, and investor confidence may negatively affect the Company by means of reduced loan demand or reduced transaction volume with the Company.

Significant changes in banking laws and regulations could materially affect the Company’s business.
As a result of the recent banking crisis, a significant increase in bank regulation has occurred. A number of new laws and regulations have already been implemented, including those which reduce overdraft fees, credit card revenues, and revenues from student lending activities. These recently adopted regulations have resulted in lower revenues and higher operating costs. As discussed in Item 1, the Dodd-Frank Act passed in July 2010. The Act contains significant new and complex regulations for all financial institutions. Among its many provisions are rules which establish a new council of “systemic risk” regulators, create a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market. The Dodd-Frank Act also mandated new rules on debit card interchange fees, as discussed previously.

Because the Company has maintained a strong balance sheet and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd-Frank Act, including higher capital standards, improved lending transparency and risk-based FDIC insurance assessments, that management does not expect to negatively affect the Company’s future financial results. However, a number of provisions within the law, such as limitations on debit card fees and the potential for higher costs due to increased regulatory and compliance burdens, will lower revenues or raise costs to the Company. In addition to these and other new regulations which are already in place and are discussed above, the Company will likely face increased regulation of the industry. Increased regulation, along with possible changes in tax laws and accounting rules, may have a significant impact on the way the Company conducts business, implements strategic initiatives, engages in tax planning and makes financial disclosures. Compliance with such regulation may divert resources from other areas of the business and limit the ability to pursue other opportunities.

The performance of the Company is dependent on the economic conditions of the markets in which the Company operates.
The Company’s success is heavily influenced by the general economic conditions of the specific markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides financial services primarily throughout the states of Missouri, Kansas, and central Illinois, and has recently expanded into Oklahoma, Colorado and other surrounding states. As the Company does not have a significant presence in other parts of the country, a prolonged economic downtown in these markets could have a material adverse effect on the Company’s financial condition and results of operations.

Significant changes in federal monetary policy could materially affect the Company’s business.
The Federal Reserve System regulates the supply of money and credit in the United States. Its polices determine in large part the cost of funds for lending and investing by influencing the interest rate earned on loans and paid on borrowings and interest bearing deposits. Credit conditions are influenced by its open market operations in U.S. government securities, changes in the member bank discount rate, and bank reserve requirements. Changes in Federal Reserve Board policies are beyond the Company’s control and difficult to predict, and such changes may result in lower interest margins and a continued lack of demand for credit products.

The soundness of other financial institutions could adversely affect the Company.
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institution counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Transactions with these institutions include overnight and term borrowings, interest rate swap agreements, securities purchased and sold, short-term investments, and other such transactions. As a result of this exposure, defaults by, or rumors or questions about, one or more financial services institutions or the financial services industry generally, could lead to market-wide liquidity problems and defaults by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client, while other transactions expose the Company to liquidity risks should funding sources quickly disappear. In addition, the Company’s credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the exposure due to the Company. Any such losses could materially and adversely affect results of operations.

The Company’s asset valuation may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect its results of operations or financial condition.
The Company uses estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact the Company’s future financial condition and results of operations.
During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within the Company’s consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on results of operations or financial condition.

The Company’s investment portfolio values may be adversely impacted by changing interest rates and deterioration in the credit quality of underlying collateral within the various categories of investment securities it owns.
The Company generally invests in securities issued by municipal entities, government-backed agencies or privately issued securities that are highly rated by credit rating agencies at the time of purchase, however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. Recently, budget deficits and other financial problems in a number of states and political subdivisions have been reported in the media. While the Company maintains rigorous risk management practices over bonds issued by municipalities, further credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities represent beneficial interests which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets. While these investment securities are highly rated at the time of initial investment, the value of these securities may decline significantly due to actual or expected deterioration in the underlying collateral, especially residential mortgage collateral. Market conditions have resulted in a deterioration in fair values for non-guaranteed mortgage-backed and other asset-backed securities. Under accounting rules, when the impairment is due to declining expected cash flows, some portion of the impairment, depending on the Company’s intent to sell and the likelihood of being required to sell before recovery, must be recognized in current earnings. This could result in significant non-cash losses.

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

Future loan losses could increase.
The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses that have been incurred at the balance sheet date within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Although the loan losses have declined significantly in 2011, they continue to remain at elevated levels by historical standards, particularly in residential construction, consumer, and credit card loans, due to the deterioration in the housing industry and general economic conditions in recent years. Until the housing sector and overall economy begin to recover, it is likely that these higher loan loss levels will continue. While the Company’s credit loss ratios remain below industry averages, continued economic deterioration and further loan losses may negatively affect its results of operations and could further increase levels of its allowance. In addition, the Company’s allowance level is subject to review by regulatory agencies, and that review could result in adjustments to the allowance. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan loss.

The Company is subject to liquidity risk.
Due to a weak economy and diminished risk appetite during the last several years, individuals and businesses have increased the Company's deposits significantly. During 2011, total deposits increased by approximately $1.7 billion.  At the same time, demand for loans has remained weak, and therefore, growth in deposits was utilized to increase the size of the Company's investment securities portfolio to $9.4 billion at December 31, 2011.  As a result the Company's loan to deposit ratio at December 31, 2011 was 55% and was an indication of a strong balance sheet with low liquidity risk.  However, should the demand for loans increase in the future while customer deposits begin to decline, the Company's liquidity risk could change and is dependent on its ability to manage maturities within its investment portfolio, which would be used to fund loan growth.

The Company operates in a highly competitive industry and market area.
The Company operates in the financial services industry, which is facing a rapidly changing environment having numerous competitors including other banks and insurance companies, securities dealers, brokers, trust and investment companies and mortgage bankers. Consolidation among financial service providers is likely to occur, and there are many new changes in technology, product offerings and regulation. As consolidation occurs, larger regional banks may acquire smaller banks in our market and add to existing competition. These new banks may lower fees in an effort to grow market share, which could result in a loss of customers and lower fee revenue for the Company. The Company must continue to make investments in its products and delivery systems to stay competitive with the industry as a whole, or its financial performance may suffer.

The Company’s reputation and future growth prospects could be impaired if events occur which breach its customers’ privacy.
The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. While the Company has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems, there can be no assurances that any such failures, interruptions or security breaches will not occur; or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks could overwhelm Company Web sites and prevent the Company from adequately serving customers. Should any of the Company's systems become compromised, the reputation of the Company could be damaged, relationships with existing customers may be impaired, the compromise could result in lost business and as a result, the Company could incur significant expenses trying to remedy the incident.

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
The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

Building	Net rentable square footage	% occupied in total	% occupied by bank
922 Walnut Kansas City, MO	256,000	95%	93%
1000 Walnut Kansas City, MO	403,000	83	38
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	95	92
1551 N. Waterfront Pkwy Wichita, KS	120,000	99	32

Various installment loan, trust and safe deposit functions operate out of leased offices in downtown Kansas City, Missouri. Also, during 2011 the Company transferred its credit card operations from Omaha, Nebraska, to Kansas City. The Company has an additional 196 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 162 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS
The information required by this item is set forth in Item 8 under Note 18, Commitments, Contingencies and Guarantees on page 105.

Item 4.	MINE SAFETY DISCLOSURES
None

Executive Officers of the Registrant
The following are the executive officers of the Company as of February 22, 2012, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant
Jeffery D. Aberdeen, 58	Controller of the Company since December 1995. He is Controller of the Company’s subsidiary bank, Commerce Bank.

Kevin G. Barth, 51
Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Daniel D. Callahan, 54
Executive Vice President and Chief Credit Officer of the Company since December 2010, Senior Vice President of the Company since April 2005 and Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since May 2003.

Sara E. Foster, 51	Executive Vice President of the Company since February 10, 2012 and Senior Vice President of the Company since February 1998.

David W. Kemper, 61
Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986, and President of the Company since April 1982. He is Chairman of the Board, President and Chief Executive Officer of Commerce Bank. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company), the brother of Jonathan M. Kemper, Vice Chairman of the Company, and father of John W. Kemper.

John W. Kemper, 33
Executive Vice President and Chief Administrative Officer of the Company since February 10, 2012 and Senior Vice President of the Company prior thereto. Senior Vice President of Commerce Bank since January 2009. Prior to his employment with Commerce Bank in August 2007, he was employed as an engagement manager with a global management consulting firm, managing strategy and operations projects primarily focused in the financial service industry. He is the son of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company and nephew of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 58
Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company), the brother of David W. Kemper, Chairman, President, and Chief Executive Officer of the Company, and uncle of John W. Kemper.

Charles G. Kim, 51
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank, N.A. (Clayton, MO), a former subsidiary of the Company.

Seth M. Leadbeater, 61
Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. He has been Vice Chairman of Commerce Bank since September 2004. Prior thereto he was Executive Vice President of Commerce Bank and President of Commerce Bank, N.A. (Clayton, MO).

Michael J. Petrie, 55	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 54	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank prior thereto.

V. Raymond Stranghoener, 60	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data
The following table sets forth the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2011).

	Quarter	High	Low	Cash Dividends
2011	First	$40.64	$36.70	$.219
	Second	41.81	38.14	.219
	Third	41.90	31.65	.219
	Fourth	38.67	31.49	.219
2010	First	$37.97	$34.06	$.213
	Second	39.20	32.22	.213
	Third	36.59	31.84	.213
	Fourth	38.66	32.71	.213
2009	First	$38.36	$24.01	$.207
	Second	33.91	25.68	.207
	Third	34.54	26.73	.207
	Fourth	36.63	31.01	.207

Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 4,218 shareholders of record as of December 31, 2011.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2006 with dividends invested on a Total Return basis.

Five Year Cumulative Total Return

$125.00
$100.00
$75.00
$50.00
$25.00
2006
2007
2008
2009
2010
2011
Commerce (CBSH)
NASDAQ Bank
S&P 500

	2006	2007	2008	2009	2010	2011
Commerce (CBSH)	100.00	99.38	104.66	99.39	109.66	113.11
NASDAQ Bank	100.00	79.26	57.79	48.42	57.29	51.19
S&P 500	100.00	105.50	66.47	84.06	96.71	98.76

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1—31, 2011	438	$38.80	438	823,677
November 1—30, 2011	—	—	—	3,000,000
December 1—31, 2011	700	$36.40	700	2,999,300
Total	1,138	$37.32	1,138	2,999,300

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in November 2011, 2,999,300 shares remained available for purchase at December 31, 2011.

Item 6.	SELECTED FINANCIAL DATA
The required information is set forth below in Item 7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Commerce Bancshares, Inc. and its subsidiaries (the "Company") operates as a super-community bank offering an array of sophisticated financial products delivered with high-quality, personal customer service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from approximately 360 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado using delivery platforms which include an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

The core of the Company’s competitive advantage is its focus on the local markets it services and its concentration on relationship banking and high touch service. In order to enhance shareholder value, the Company grows its core revenue by expanding new and existing customer relationships, utilizing improved technology, and enhancing customer satisfaction.

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•
Net income and growth in earnings per share — Net income attributable to Commerce Bancshares, Inc. was $256.3 million, an increase of 15.6% compared to the previous year. The return on average assets was 1.32%. Diluted earnings per share increased 17.5% in 2011 compared to 2010.

•
Growth in total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2011 declined $12.1 million, or 1.1%, compared to 2010, which resulted from lower non-interest income. Non-interest income was primarily affected by regulation which reduced fees from overdraft, debit card and student lending activities. Net interest income rose slightly, although the net interest margin declined from 3.89% in 2010 to 3.65% in 2011. Total revenue has risen 3.7%, compounded annually, over the last five years.

•
Expense control — Non-interest expense decreased $13.9 million, or 2.2%, this year, but included litigation costs of $18.3 million. Salaries and employee benefits, the largest expense component, declined by .4% due to lower salary, medical and pension costs, but were partly offset by higher incentive compensation. Other operating expenses were also well-controlled and included a decline in FDIC costs. Included in 2010 expense was $11.8 million related to early extinguishment of debt.

•
Asset quality — Net loan charge-offs in 2011 decreased $32.4 million from those recorded in 2010, and averaged .70% of loans compared to 1.00% in the previous year. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $93.8 million, a decrease of $3.5 million from balances at the previous year end, and represented 1.02% of loans outstanding.

•	Shareholder return — Total shareholder return, including the change in stock price and dividend reinvestment, was 3.1% over the past year and 7.0% over the past 10 years.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balances)	2011	2010	2009	2008	2007
Return on total assets	1.32%	1.22%	.96%	1.15%	1.33%
Return on total equity	12.15	11.15	9.76	11.81	13.97
Equity to total assets	10.87	10.91	9.83	9.71	9.55
Loans to deposits (1)	59.15	70.02	79.79	92.11	88.49
Non-interest bearing deposits to total deposits	30.26	28.65	26.48	24.05	24.00
Net yield on interest earning assets (tax equivalent basis)	3.65	3.89	3.93	3.96	3.85
(Based on end of period data)
Non-interest income to revenue (2)	37.82	38.54	38.41	38.80	40.85
Efficiency ratio (3)	59.10	59.71	59.88	63.08	62.65
Tier I risk-based capital ratio	14.71	14.38	13.04	10.92	10.31
Total risk-based capital ratio	16.04	15.75	14.39	12.31	11.49
Tier I leverage ratio	9.55	10.17	9.58	9.06	8.76
Tangible common equity to assets ratio (4)	9.91	10.27	9.71	8.25	8.61
Cash dividend payout ratio	31.06	35.52	44.15	38.54	33.76

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

(4)
The tangible common equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Selected Financial Data

(In thousands, except per share data)	2011	2010	2009	2008	2007
Net interest income	$646,070	$645,932	$635,502	$592,739	$538,072
Provision for loan losses	51,515	100,000	160,697	108,900	42,732
Non-interest income	392,917	405,111	396,259	375,712	371,581
Investment securities gains (losses), net	10,812	(1,785)	(7,195)	30,294	8,234
Non-interest expense	617,249	631,134	621,737	615,380	574,159
Net income attributable to Commerce Bancshares, Inc.	256,343	221,710	169,075	188,655	206,660
Net income per common share-basic*	2.83	2.41	1.88	2.15	2.34
Net income per common share-diluted*	2.82	2.40	1.87	2.14	2.32
Cash dividends	79,140	78,231	74,720	72,055	68,915
Cash dividends per share*	.876	.853	.829	.823	.784
Market price per share*	38.12	37.84	35.12	37.97	36.91
Book value per share*	24.40	22.25	20.61	18.00	17.53
Common shares outstanding*	88,952	90,955	91,517	87,737	87,268
Total assets	20,649,367	18,502,339	18,120,189	17,532,447	16,204,831
Loans, including held for sale	9,208,554	9,474,733	10,490,327	11,644,544	10,841,264
Investment securities	9,358,387	7,409,534	6,473,388	3,780,116	3,297,015
Deposits	16,799,883	15,085,021	14,210,451	12,894,733	12,551,552
Long-term debt	511,817	512,273	1,236,062	1,447,781	1,083,636
Equity	2,170,361	2,023,464	1,885,905	1,579,467	1,530,156
Non-performing assets	93,803	97,320	116,670	79,077	33,417

*	Restated for the 5% stock dividend distributed in December 2011.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2011	2010	2009	’11-’10	’10-’09	’11-’10	’10-’09
Net interest income	$646,070	$645,932	$635,502	$138	$10,430	—%	1.6%
Provision for loan losses	(51,515)	(100,000)	(160,697)	(48,485)	(60,697)	(48.5)	(37.8)
Non-interest income	392,917	405,111	396,259	(12,194)	8,852	(3.0)	2.2
Investment securities gains (losses), net	10,812	(1,785)	(7,195)	12,597	5,410	NM	75.2
Non-interest expense	(617,249)	(631,134)	(621,737)	(13,885)	9,397	(2.2)	1.5
Income taxes	(121,412)	(96,249)	(73,757)	25,163	22,492	26.1	30.5
Non-controlling interest (expense) income	(3,280)	(165)	700	(3,115)	(865)	NM	(123.6)
Net income attributable to Commerce Bancshares, Inc.	$256,343	$221,710	$169,075	$34,633	$52,635	15.6%	31.1%

Net income attributable to Commerce Bancshares, Inc. and subsidiaries (the "Company") for 2011 was $256.3 million, an increase of $34.6 million, or 15.6%, compared to $221.7 million in 2010. Diluted income per share was $2.82 in 2011 compared to $2.40 in 2010. The increase in net income resulted from a $48.5 million decrease in the provision for loan losses coupled with a decline of $13.9 million in non-interest expense and $12.6 million in higher net securities gains. These effects were partly offset by a $12.2 million decline in non-interest income and a $25.2 million increase in income tax expense. Non-interest expense included the accrual of $18.3 million for a lawsuit settlement regarding debit card overdrafts, which is discussed further in Note 18 to the consolidated financial statements. In addition, an indemnification obligation liability related to Visa, Inc. (Visa), also discussed in Note 18, was reduced by $4.4 million, decreasing expense. The return on average assets was 1.32% in 2011 compared to 1.22% in 2010, and the return on average equity was 12.15% compared to 11.15%. At December 31, 2011, the ratio of tangible common equity to assets was 9.91% compared to 10.27% at year end 2010.

During 2011, net interest income increased $138 thousand to $646.1 million, as compared to $645.9 million in 2010. This slight growth was due to lower rates incurred on deposits, higher average balances in investment securities, and lower average borrowing levels. These effects were partly offset by lower rates earned on both investment securities and loans, in addition to lower loan balances.

The provision for loan losses totaled $51.5 million in 2011, a decrease of $48.5 million from the prior year. Net loan charge-offs declined by $32.4 million in 2011 compared to 2010, mainly in construction, consumer, and consumer credit card loans.

Non-interest income for 2011 was $392.9 million, a decrease of $12.2 million, or 3.0%, compared to $405.1 million in 2010. This decrease is the result of a decline in overdraft fees of $10.2 million in 2011, due to the Company's implementation on July 1, 2010 of new overdraft regulations on debit card transactions, as well as a decline of $3.1 million in debit interchange income resulting from new rules adopted in Dodd-Frank legislation, which became effective during the fourth quarter of 2011. Also contributing to the decline in non-interest income in 2011 was a $14.6 million decrease in gains on sales of student loans. This occurred as new federal regulations over guaranteed student loans caused the Company to exit the guaranteed student loan business and the Company sold most of its student loans in 2010. Partially offsetting these decreases in non-interest income was a $9.5 million increase in corporate card revenue, resulting from both new customer transactions and increased volumes from existing customers as the Company continues to expand this product on a national basis. In addition, trust fees rose $7.4 million on strong new account sales.

Investment securities gains amounted to $10.8 million, an increase of $12.6 million over $1.8 million in investment securities losses during 2010. The 2011 gains resulted mainly from fair value adjustments and sales of private equity investments.

Non-interest expense for 2011 was $617.2 million, a decrease of $13.9 million, or 2.2%, compared to $631.1 million in 2010. This decline was partly due to slight decreases in salaries and benefits expense, as well as marketing and equipment expenses, but was mainly driven by reductions of $4.7 million in supplies and communication expense and $6.1 million in FDIC insurance expense. During 2010, non-interest expense included an $11.8 million debt pre-payment penalty on Federal Home Loan Bank (FHLB) advances. Offsetting these declines in non-interest expense during 2011 was $18.3 million expensed during the current year related to debit card overdraft litigation, as mentioned above. Income tax expense was $121.4 million in 2011 compared to $96.2 million in 2010, resulting in effective tax rates of 32.1% and 30.3%, respectively.

Net income attributable to Commerce Bancshares, Inc. for 2010 was $221.7 million, an increase of $52.6 million, or 31.1%, compared to $169.1 million in 2009. Diluted income per share was $2.40 in 2010 compared to $1.87 in 2009. The increase in net income resulted from a $60.7 million decrease in the provision for loan losses coupled with growth of $10.4 million in net interest income and $8.9 million in non-interest income. The growth in income was partly offset by an increase of $9.4 million in non-interest expense. Several significant items of non-interest income and non-interest expense affected results for 2010. During 2010, the Company paid off $125.0 million in FHLB borrowings with high interest coupons prior to maturity and incurred a pre-payment penalty of $11.8 million. The Company also sold its held to maturity portfolio of student loans, totaling $311.0 million, for a gain of $6.9 million. During 2010, the Visa indemnification obligation liability was reduced by $4.4 million. The combined effect of these items was a reduction in pre-tax net income of $465 thousand. The return on average assets was 1.22% in 2010 compared to .96% in 2009, and the return on average equity was 11.15% compared to 9.76%. At December 31, 2010, the ratio of tangible common equity to assets improved to 10.27% compared to 9.71% at year end 2009.

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

Non-interest income in 2010 increased $8.9 million, or 2.2%, over amounts reported in the previous year, mainly due to growth in bank card and trust fees, which rose $26.8 million and $4.1 million, respectively. Bank card fees increased due to strong growth in corporate card revenues. Offsetting this growth was a decline in deposit account fees of $13.7 million, or 12.9%, due largely to the effect of the new overdraft regulations mentioned above, in addition to lower brokerage and bond trading revenue. Non-interest expense increased $9.4 million, or 1.5%, over 2009. The growth in expense included the debt pre-payment penalty, partly offset by an $8.2 million reduction in FDIC insurance expense. Reductions in the Visa indemnification obligation were recorded in both 2010 and 2009. Income tax expense amounted to $96.2 million in 2010 and $73.8 million in 2009. The effective tax rate was 30.3% in 2010 compared to 30.4% in the previous year.

The Company distributed a 5% stock dividend for the eighteenth consecutive year on December 19, 2011. All per share and average share data in this report has been restated to reflect the 2011 stock dividend.

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

Valuation of Investment Securities
The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 15 on Fair Value Measurements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions observable in the marketplace or which can be derived from observable data. Such securities totaled approximately $8.7 billion, or 94.4% of the available for sale portfolio at December 31, 2011, and were classified as Level 2 measurements. The Company also holds $135.6 million in auction rate securities. These were classified as Level 3 measurements, as no liquid market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

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

At December 31, 2011, certain non-agency guaranteed mortgage-backed securities with a par value of $143.3 million were identified as other-than-temporarily impaired. The cumulative credit-related impairment loss on these securities amounted to $9.9 million, which was recorded in the consolidated income statement.

The Company, through its direct holdings and its private equity subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value and totaled $70.5 million at December 31, 2011. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net, in the consolidated income statements. Because there is no observable market data for these securities, fair values are internally developed using available information and management’s judgment, and the securities are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

Accounting for Income Taxes
Accrued income taxes represent the net amount of current income taxes which are expected to be paid attributable to operations as of the balance sheet date. Deferred income taxes represent the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Current and deferred income taxes are reported as either a component of other assets or other liabilities in the consolidated balance sheets, depending on whether the balances are assets or liabilities. Judgment is required in applying generally accepted accounting principles in accounting for income taxes. The Company regularly monitors taxing authorities for changes in laws and regulations and their interpretations by the judicial systems. The aforementioned changes, as well as any changes that may result from the resolution of income tax examinations by federal and state taxing authorities, may impact the estimate of accrued income taxes and could materially impact the Company’s financial position and results of operations.

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

	2011			2010
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis
Loans	$(18,171)	$(25,066)	$(43,237)	$(40,397)	$(7,643)	$(48,040)
Loans held for sale	(5,292)	316	(4,976)	(809)	(1,319)	(2,128)
Investment securities:
U.S. government and federal agency obligations	(1,787)	9,382	7,595	10,767	(7,848)	2,919
Government-sponsored enterprise obligations	1,112	78	1,190	2,009	(1,637)	372
State and municipal obligations	9,786	(3,267)	6,519	4,676	(3,089)	1,587
Mortgage-backed securities	29,458	(28,275)	1,183	927	(24,626)	(23,699)
Asset-backed securities	9,168	(17,204)	(8,036)	33,369	(24,976)	8,393
Other securities	(1,007)	1,521	514	(726)	805	79
Short-term federal funds sold and securities purchased under agreements to resell	31	(24)	7	(206)	32	(174)
Long-term securities purchased under agreements to resell	10,495	411	10,906	2,549	—	2,549
Interest earning deposits with banks	56	4	60	(385)	5	(380)
Total interest income	33,849	(62,124)	(28,275)	11,774	(70,296)	(58,522)
Interest expense
Interest bearing deposits:
Savings	61	169	230	60	(80)	(20)
Interest checking and money market	4,059	(7,731)	(3,672)	5,618	(7,731)	(2,113)
Time open and C.D.’s of less than $100,000	(4,722)	(6,797)	(11,519)	(8,420)	(20,691)	(29,111)
Time open and C.D.’s of $100,000 and over	763	(5,338)	(4,575)	(7,117)	(14,407)	(21,524)
Federal funds purchased and securities sold under agreements to repurchase	(90)	(753)	(843)	295	(1,410)	(1,115)
Other borrowings	(11,258)	(10)	(11,268)	(15,064)	(1,515)	(16,579)
Total interest expense	(11,187)	(20,460)	(31,647)	(24,628)	(45,834)	(70,462)
Net interest income, fully taxable equivalent basis	$45,036	$(41,664)	$3,372	$36,402	$(24,462)	$11,940

Net interest income totaled $646.1 million in 2011 compared to $645.9 million in 2010. On a tax equivalent basis, net interest income totaled $669.5 million and increased $3.4 million over the previous year. This slight increase was mainly the result of lower interest expense incurred on deposits and other borrowings coupled with higher interest income earned on investment securities and securities purchased under agreements to resell, partially offset by lower interest income earned on loans. The net yield on earning assets (tax equivalent) was 3.65% in 2011 compared with 3.89% in the previous year.

During 2011, interest income on loans (tax equivalent, including loans held for sale) declined $48.2 million from 2010 due to a $787.4 million decrease in average loan balances, coupled with an 8 basis point decrease in average rates earned. The decrease in average loans compared to the previous year included a decrease of $554.0 million in average student loans, contributing to a decrease in interest income of $10.8 million. The majority of the student loan portfolio, including loans held for sale and held to maturity, was sold in the fourth quarter of 2010. As a result of new regulations regarding federally guaranteed student loans, the Company is not originating new student loans. The average tax equivalent rate earned on the loan portfolio, including held for sale loans, was 5.07% compared to 5.15% in the previous year, reflecting the overall lower rate environment in the industry. Interest earned on business loans decreased $6.2 million as a result of a decline in rates of 25 basis points, which was offset by a slight increase in average balances. Interest on construction loans decreased $3.6 million due to a decline in average balances, but was offset by higher rates, while interest on personal real estate loans declined $7.5 million due to lower rates and balances. Demand for construction and personal real estate loans continues to be affected by the weak housing industry. Interest on consumer loans decreased $14.1 million from the previous year due to a decline of $131.4 million in average consumer loans coupled with a 47 basis point decrease in rates earned. Most of this decline in average balances was due to a decrease in marine and recreational vehicle (RV) loans of $125.7 million, resulting from the Company's decision to exit the marine/RV origination business in 2008. Also, interest earned on consumer credit card loans decreased by $4.7 million due to a combination of lower balances and rates earned on these loans.

Tax equivalent interest in investment securities increased by $9.0 million in 2011 due to a $1.4 billion increase in average balances outstanding, but was offset by lower rates earned on these investments. The average rate earned on the investment securities portfolio declined from 3.40% in 2010 to 2.93% in 2011. Interest income on mortgage-backed securities increased $1.2 million in 2011 due to growth in average balances of $734.6 million but was offset by a decline in rates earned on these securities. Interest on asset-backed securities declined $8.0 million due to a decline in rates of 70 basis points but was offset by higher average balances of $470.2 million. Interest (tax exempt) on municipal securities increased $6.5 million mainly due to higher average balances, which increased $208.1 million in 2011. Interest on U.S. government, agency and government sponsored enterprise securities grew by $8.8 million in 2011, which was mostly due to an increase of $7.0 million in inflation income on certain inflation-protected securities. Interest on long-term resell agreements also increased $10.9 million in 2011 compared to the prior year, due to a $618.7 million increase in the average balances of these instruments in 2011.
During 2011, interest expense on deposits decreased $19.5 million compared to 2010. This was mainly the result of lower rates on most deposit products coupled with a $283.5 million decline in average certificate of deposit balances, but partly offset by the effects of higher average balances of money market and interest checking accounts, which grew by $917.6 million. Average rates paid on deposit balances declined 21 basis points in 2011 to .43%. Interest expense on borrowings declined $12.1 million, mainly the result of lower average FHLB advances, which decreased $339.8 million, or 76.5%, due to scheduled maturities of advances and the early pay off of $125.0 million in the fourth quarter of 2010. The average rate paid on total interest bearing liabilities decreased to .43% compared to .71% in 2010.

During 2010, interest income on loans (tax equivalent) declined $48.0 million from 2009 due to lower average balances on most loan categories, coupled with lower rates earned on personal real estate and other personal banking loan products. The average tax equivalent rate earned on the loan portfolio was 5.28% compared to 5.27% in the previous year. Total average loan balances decreased $931.2 million, or 8.8%, reflecting declines of $346.8 million in business and business real estate loans, $182.6 million in construction loans, $109.2 million in personal real estate loans and $214.1 million in consumer loans. The decrease in business, business real estate and personal real estate loans was the result of loan principal pay downs and lower line of credit usage, which exceeded new loan origination due to lower demand. The decline in construction loans was mainly due to the weak housing economy and the Company's efforts to reduce this portfolio. In October 2010, the Company sold its entire held to maturity student loan portfolio, which totaled approximately $311.0 million, to another loan servicer. In the second half of 2010, the Company sold most of the student loans held for sale, which were federally guaranteed, and new regulations prohibit the Company from originating new federally guaranteed student loans in the future. Tax equivalent interest earned on investment securities decreased by $10.3 million, or 4.3%, due to lower rates earned, partly offset by higher average balances of securities. The average rate earned on the investment securities portfolio declined from 4.54% in 2009 to 3.40% in 2010, resulting in a decline in interest income of approximately $61.4 million due to lower rates. The average balances of mortgage and other asset-backed securities, U.S. government and federal agency securities, and state and municipal obligations increased $1.1 billion, $269.9 million and $93.1 million, respectively. Average tax equivalent rates earned on total interest earning assets in 2010 decreased to 4.38% compared to 4.85% in the previous year, or a decline of 47 basis points.

Interest expense on deposits decreased $52.8 million in 2010 compared to 2009. The decline resulted from lower rates paid on all deposit products coupled with a $930.1 million decline in average certificates of deposit, but partly offset by the effects of higher average balances of money market and interest checking accounts, which grew by $1.4 billion. Average rates paid on deposit balances declined 43 basis points from .92% in 2009 to .49% in 2010. Interest expense on borrowings declined $17.7 million, mainly the result of lower rates paid on total debt and lower average balances outstanding of FHLB borrowings. The average balance of FHLB borrowings decreased $383.7 million, partly due to scheduled maturities of advances and partly due to the early pay off of $125.0 million in advances prior to maturity. The average rate paid on total interest bearing liabilities decreased to .56% compared to 1.04% in 2009.

Provision for Loan Losses
The provision for loan losses totaled $51.5 million in 2011, which represented a decrease of $48.5 million from the 2010 provision of $100.0 million. Net loan charge-offs for the year totaled $64.5 million compared with $96.9 million in 2010, or a decrease of $32.4 million. The decrease in net loan charge-offs from the previous year was mainly the result of lower construction, consumer and consumer credit card losses, which declined $8.1 million, $8.3 million, and $16.1 million, respectively. The allowance for loan losses totaled $184.5 million at December 31, 2011, a decrease of $13.0 million compared to the prior year, and represented 2.01% of outstanding loans. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2011	2010	2009	'11-'10	'10-'09
Bank card transaction fees	$157,077	$148,888	$122,124	5.5%	21.9%
Trust fees	88,313	80,963	76,831	9.1	5.4
Deposit account charges and other fees	82,651	92,637	106,362	(10.8)	(12.9)
Bond trading income	19,846	21,098	22,432	(5.9)	(5.9)
Consumer brokerage services	10,018	9,190	10,831	9.0	(15.2)
Loan fees and sales	7,580	23,116	21,273	(67.2)	8.7
Other	27,432	29,219	36,406	(6.1)	(19.7)
Total non-interest income	$392,917	$405,111	$396,259	(3.0)%	2.2%
Non-interest income as a % of total revenue*	37.8%	38.5%	38.4%
Total revenue per full-time equivalent employee	$219.0	$211.1	$201.3

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $392.9 million, a decrease of $12.2 million, or 3.0%, compared to $405.1 million in 2010. Bank card fees increased $8.2 million, or 5.5%, over last year, primarily due to continued growth in transaction fees earned on corporate card and merchant activity, which grew by 19.7% and 5.4%, respectively. The growth in corporate card fees resulted from continued expansion in transaction volumes from existing customers and activity from new customers, while merchant sales volumes were strong. Debit card fees declined $3.1 million, or 5.4%, as a result of new regulations for pricing debit card transactions, which were effective October 1, 2011. These fees declined $7.1 million in the fourth quarter of 2011 compared to the previous quarter. Debit card fees totaled $53.9 million in 2011 and comprised 34.3% of total bank card fees, while corporate card fees totaled $57.8 million and comprised 36.8% of total fees. Trust fee income increased $7.4 million, or 9.1%, as a result of growth in personal and institutional trust fees. Trust revenue continues to be negatively affected by waived fees on certain low earning money market investment accounts. The market value of total customer trust assets (on which fees are charged) totaled $27.3 billion at year end 2011 and grew 8.9% over year end 2010. Deposit account fees decreased $10.0 million, or 10.8%, due mainly to lower overdraft fees resulting in part from new regulations in 2010. Overdraft fees comprised 49.5% of total deposit account fee income in 2011, down from 55.2% in 2010. Bond trading income decreased $1.3 million, or 5.9%, due to lower securities sales to correspondent banks and other commercial customers, while consumer brokerage services revenue increased by $828 thousand, or 9.0%, due to growth in advisory fees. Compared with last year, loan fees and sales declined $15.5 million due to a decline in gains on student loan sales, as the Company exited from the student loan origination business in 2010. Other income decreased $1.8 million largely due to higher write-downs in 2011 on various banking properties held for sale.

During 2010, non-interest income increased $8.9 million, or 2.2%, over 2009 to $405.1 million. Bank card fees increased $26.8 million, or 21.9%, due to growth of 50.2%, 13.2%, and 15.6% in corporate card, debit card and merchant transactions, respectively. Trust fee income increased $4.1 million, or 5.4%, as a result of growth in personal and institutional trust fees, partly offset by lower corporate fees. While most of the growth in trust fees came from private client business, fees from institutional trust services also grew $1.5 million, or 10.2%, in 2010. The market value of total customer trust assets totaled $25.1 billion at year end 2010 and grew 13.5% over year end 2009. Deposit account fees declined $13.7 million, or 12.9%, from the prior year as a result of a $13.6 million decline in overdraft fee revenue due to the regulations mentioned above. Also, corporate cash management fees, which comprised 35.7% of total deposit account fees in 2010, declined 1.9% as compared to 2009, due to lower sales/activity. Bond trading income declined $1.3 million, or 5.9%, due to lower sales volume, while consumer brokerage services revenue declined $1.6 million, or 15.2%, mainly due to lower fees earned on mutual fund sales. Loan fees and sales increased by $1.8 million over 2009. This increase included a $6.9 million gain recorded on the sale of the Company’s held to maturity portfolio of student loans in late 2010, partly offset by a $5.3 million decline in gains on sales of loans held for sale and adjustments to related impairment reserves. Other non-interest income decreased by $7.2 million partly due to impairment charges of $2.0 million on certain bank premises, coupled with other fixed asset retirements. Also included were declines in cash sweep commissions and equipment rental income, partially offset by higher fees on letters of credit and foreign exchange transactions.

Investment Securities Gains (Losses), Net
Net gains and losses on investment securities during 2011, 2010 and 2009 are shown in the table below. Included in these amounts are gains and losses arising from sales of bonds from the Company’s available for sale portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also shown below are gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. Portions of the fair value adjustments attributable to minority interests are reported as non-controlling interest in the consolidated income statement and resulted in expense of $2.6 million in 2011 and income of $108 thousand and $1.1 million in 2010 and 2009, respectively.

Net securities gains of $10.8 million were recorded in 2011, which include $13.2 million in gains resulting from sales and fair value adjustments related to private equity investments. Partly offsetting these gains were credit-related impairment losses of $2.5 million on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total par value of $143.3 million at December 31, 2011. The cumulative credit-related impairment loss on these securities, recorded in earnings, amounted to $10.1 million.

Net securities losses of $1.8 million were recorded in 2010, compared to net losses of $7.2 million in 2009. Losses in 2010 were comprised of $5.1 million of credit-related other-than-temporary impairment (OTTI) losses, partly offset by $3.5 million of net gains resulting from sales from the available for sale portfolio, mainly in municipal and mortgage-backed bonds. Losses in 2009 were comprised of $2.5 million in OTTI losses and $5.0 million in losses from sales and fair value adjustments on private equity investments, partly offset by $322 thousand of net gains on sales from the available for sale portfolio.

(In thousands)	2011	2010	2009
Available for sale:
U.S. government bonds	$—	$—	$5,342
Municipal bonds	177	1,172	(24)
Corporate bonds	—	498	4,877
Agency mortgage-backed bonds	—	1,434	—
Non-agency mortgage-backed bonds	—	384	(9,948)
Asset-backed bonds	—	—	75
OTTI losses on non-agency mortgage-backed bonds	(2,537)	(5,069)	(2,473)
Non-marketable:
Private equity investments	13,172	(204)	(5,044)
Total investment securities gains (losses), net	$10,812	$(1,785)	$(7,195)

Non-Interest Expense

				% Change
(Dollars in thousands)	2011	2010	2009	'11-'10	'10-'09
Salaries	$293,318	$292,675	$290,289.2%		.8%
Employee benefits	52,007	53,875	55,490	(3.5)	(2.9)
Net occupancy	46,434	46,987	45,925	(1.2)	2.3
Equipment	22,252	23,324	25,472	(4.6)	(8.4)
Supplies and communication	22,448	27,113	32,156	(17.2)	(15.7)
Data processing and software	68,103	67,935	61,789.2		9.9
Marketing	16,767	18,161	18,231	(7.7)	(.4)
Deposit insurance	13,123	19,246	27,373	(31.8)	(29.7)
Debit overdraft litigation	18,300	—	—	100.0	—
Debt extinguishment	—	11,784	—	(100.0)	100.0
Indemnification obligation	(4,432)	(4,405)	(2,496)	.6	76.5%
Other	68,929	74,439	67,508	(7.4)	10.3
Total non-interest expense	$617,249	$631,134	$621,737	(2.2)%	1.5%
Efficiency ratio	59.1%	59.7%	59.9%
Salaries and benefits as a % of total non-interest expense	55.9%	54.9%	55.6%
Number of full-time equivalent employees	4,745	4,979	5,125

Non-interest expense was $617.2 million in 2011, a decrease of $13.9 million, or 2.2%, from the previous year. In December 2011, the Company reached a class-wide settlement on a debit overdraft lawsuit. The settlement provides for a payment of $18.3 million, which was recorded as expense in 2011. Additionally, the Company's indemnification obligation related to Visa litigation was reduced by $4.4 million in both 2011 and 2010 due to funding actions by Visa. Salaries and benefits expense decreased by $1.2 million, or .4%, due to lower salary expense, medical insurance costs and pension plan expense, partly offset by higher incentive compensation. Total salaries expense was up $643 thousand, or .2%, over 2010, while the number of full-time equivalent employees declined 4.7% to 4,745 at December 31, 2011. Occupancy costs decreased $553 thousand, or 1.2%, primarily resulting from lower depreciation expense and outside services expense. Equipment expense decreased $1.1 million, or 4.6%, due to lower equipment rental and service contract expense. Supplies and communication expense declined $4.7 million, or 17.2%, due to lower costs for customer checks, postage, paper supplies and telephone and network costs. Data processing and software costs increased slightly due to higher bank card processing costs, which were partly offset by lower student loan servicing costs. Marketing expense declined $1.4 million, or 7.7%, while deposit insurance was lower by $6.1 million, or 31.8%, mainly as a result of new FDIC assessment rules which became effective in the second quarter of 2011. Other non-interest expense decreased $5.5 million, or 7.4%, largely due to a decline in foreclosed property costs of $6.7 million, which was due to lower write-downs to fair value, sale losses and other holding costs in 2011.

In 2010, non-interest expense was $631.1 million, an increase of $9.4 million, or 1.5%, over the previous year. Non-interest expense included a debt pre-payment penalty of $11.8 million in 2010, in addition to reductions in the Visa indemnification obligation of $4.4 million and $2.5 million in 2010 and 2009, respectively. Excluding these items, non-interest expense would have amounted to $623.8 million in 2010, a decrease of $478 thousand from the prior year. Salaries and benefits grew $771 thousand, or .2%, in 2010 compared to 2009 mainly as a result of higher costs for incentives and 401K plan contributions, offset by lower costs for base salaries, pension and medical plans. Occupancy costs increased $1.1 million, or 2.3%, primarily resulting from higher real estate taxes and utilities expense. Equipment costs decreased $2.1 million in 2010 as compared to 2009 mainly due to lower depreciation on data processing equipment. Supplies and communication expense declined $5.0 million, or 15.7%, which reflected certain initiatives to reduce paper supplies, customer checks and courier costs. Data processing and software costs grew $6.1 million, primarily due to higher bank card processing costs, which increased in proportion to the growth in bank card revenues. Deposit insurance decreased $8.1 million in 2010 compared to 2009, mainly due to a special assessment levied by the FDIC in 2009 which did not reoccur in 2010. Other non-interest expense increased $6.9 million and included higher foreclosed property expense of $6.3 million, which increased due to higher write-downs to fair value and additional holding costs. Also included were higher costs for professional services, partially offset by lower operating losses.

Income Taxes
Income tax expense was $121.4 million in 2011, compared to $96.2 million in 2010 and $73.8 million in 2009. Income tax expense in 2011 increased 26.1% over 2010, compared to a 19.8% increase in pre-tax income. The effective tax rate, including the effect of non-controlling interest, was 32.1%, 30.3% and 30.4% in 2011, 2010 and 2009, respectively. The Company's effective tax rate in 2011 is higher than in 2010 and 2009 primarily due to increased state and local taxes. The Company’s effective tax rates in the years noted above were lower than the federal statutory rate of 35% mainly due to tax-exempt interest on state and local municipal obligations.

Financial Condition

Loan Portfolio Analysis
Classifications of consolidated loans by major category at December 31 for each of the past five years are shown in the table below. This portfolio consists of loans which were acquired or originated with the intent of holding to their maturity. Loans held for sale are separately discussed in a following section. A schedule of average balances invested in each loan category below appears on page 52.

	Balance at December 31
(In thousands)	2011	2010	2009	2008	2007
Commercial:
Business	$2,808,265	$2,957,043	$2,877,936	$3,404,371	$3,257,047
Real estate — construction and land	386,598	460,853	665,110	837,369	668,701
Real estate — business	2,180,100	2,065,837	2,104,030	2,137,822	2,239,846
Personal banking:
Real estate — personal	1,428,777	1,440,386	1,537,687	1,638,553	1,540,289
Consumer	1,114,889	1,164,327	1,333,763	1,615,455	1,648,072
Revolving home equity	463,587	477,518	489,517	504,069	460,200
Student	—	—	331,698	358,049	—
Consumer credit card	788,701	831,035	799,503	779,709	780,227
Overdrafts	6,561	13,983	6,080	7,849	10,986
Total loans	$9,177,478	$9,410,982	$10,145,324	$11,283,246	$10,605,368

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

(In thousands)	Effect of reclassification
Business	$(55,991)
Real estate – construction and land	158,268
Real estate – business	(214,071)
Real estate – personal	142,093
Consumer	(30,299)
Net reclassification	$—

The contractual maturities of loan categories at December 31, 2011, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Business	$1,403,140	$1,217,035	$188,090	$2,808,265
Real estate — construction and land	242,161	135,515	8,922	386,598
Real estate — business	617,678	1,349,474	212,948	2,180,100
Real estate — personal	142,855	395,218	890,704	1,428,777
Total business and real estate loans	$2,405,834	$3,097,242	$1,300,664	6,803,740
Consumer (1)				1,114,889
Revolving home equity (2)				463,587
Consumer credit card (3)				788,701
Overdrafts				6,561
Total loans				$9,177,478
Loans with fixed rates	$628,522	$1,616,857	$485,129	$2,730,508
Loans with floating rates	1,777,312	1,480,385	815,535	4,073,232
Total business and real estate loans	$2,405,834	$3,097,242	$1,300,664	$6,803,740

(1)	Consumer loans with floating rates totaled $144.7 million.

(2)	Revolving home equity loans with floating rates totaled $459.0 million.
(3) Consumer credit card loans with floating rates totaled $541.4 million.

Total loans at December 31, 2011 were $9.2 billion, a decrease of $233.5 million, or 2.5%, from balances at December 31, 2010. The decline in loans during 2011 occurred principally in business, construction, consumer and credit card loans, partly offset by growth in business real estate loans. Business loans decreased $148.8 million, or 5.0%, reflecting declines in commercial, lease and agribusiness loans, as demand remained weak and usage on lines of credit continued at low levels. Business real estate loans were higher by $114.3 million, or 5.5%, due in part to growth in multi-family apartment lending. Construction loans decreased $74.3 million, or 16.1%, which was reflective of continued uncertain economic conditions in the real estate markets and lower overall demand. Personal real estate loans declined $11.6 million and continued to be affected by the weak housing industry. Consumer loans declined $49.4 million, primarily because the Company ceased most marine and recreational vehicle lending from that portfolio several years ago, while consumer auto loans increased due to higher new loan originations. Revolving home equity loans decreased $13.9 million due to fewer new account activations. Consumer credit card loans decreased by $42.3 million, or 5.1%, partly due to deleveraging of consumers and the competitiveness of customer promotions among financial institutions.

The Company currently generates approximately 31% of its loan portfolio in the St. Louis market, 29% in the Kansas City market, and 40% in various other regional markets. The portfolio is diversified from a business and retail standpoint, with 59% in loans to businesses and 41% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled approximately $538.0 million at December 31, 2011, with an additional $1.1 billion in unfunded commitments.

Commercial Loans
Business
Total business loans amounted to $2.8 billion at December 31, 2011 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax advantaged financings which carry tax free interest rates. These loans totaled $401.0 million at December 31, 2011 and increased 20.9% over December 31, 2010. The portfolio also includes direct financing and sales type leases totaling $241.8 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases comprise 2.6% of the Company’s total loan portfolio. Also included in this portfolio are corporate card loans, which totaled $166.9 million at December 31, 2011. These loans, which decreased by 5.1% in 2011, are made in conjunction with the Company’s corporate card business, which assists the increasing number of businesses that are shifting from paper checks to a credit card payment system in order to automate payment processes. These loans are generally short-term, with outstanding balances averaging between 7 to 13 days in duration, which helps to limit risk in these loans.

Business loans are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado and Ohio. The portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan charge-offs in this category totaled $5.0 million in 2011 (.2% of average business loans) and $4.6 million in 2010, remaining low in both years. Non-accrual business loans were $25.7 million (.9% of business loans) at December 31, 2011 compared to $8.9 million at December 31, 2010. The increase was largely due to two new loans, totaling $17.0 million, which were placed on non-accrual status in 2011.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $386.6 million at December 31, 2011 and comprised 4.2% of the Company’s total loan portfolio. These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiary. Commercial construction and land development loans totaled $245.9 million, or 63.6% of total construction loans at December 31, 2011. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger, speculative commercial properties remains low. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2011 totaled $140.7 million, or 36.4% of total construction loans. The largest percentage of residential construction and land development loans are for projects located in the Kansas City and St. Louis metropolitan areas. Credit risk in this sector has been high over the last few years, especially in residential land development lending, as a result of the weak housing industry. However, in 2011 net loan charge-offs continued to fall, decreasing 53.7% to $7.0 million, compared to net charge-offs of $15.0 million in 2010. The net charge-offs in 2011 were mainly comprised of $4.7 million in charge-offs on loans to two specific borrowers. Construction and land development loans on non-accrual status declined to $22.8 million at year end 2011 compared to $52.8 million at year end 2010 with approximately 46% of the non-accrual balance at year end 2011 comprised of loans to three individual borrowers. The Company’s watch list, which includes special mention and substandard categories, included $20.4 million of residential land and construction loans which are being closely monitored.

Real Estate-Business
Total business real estate loans were $2.2 billion at December 31, 2011 and comprised 23.8% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, and other commercial properties. Emphasis is placed on owner-occupied (48.5% of this portfolio) and income producing commercial real estate properties, which present lower risk levels. The borrowers and/or the properties are generally located in local and regional markets. Additional information about loans by category is presented on page 34. At December 31, 2011, non-accrual balances amounted to $19.4 million, or .9%, of the loans in this category, up from $16.2 million at year end 2010. The Company experienced net charge-offs of $3.6 million in 2011 (.2% of average business real estate loans), compared to net charge-offs of $4.1 million in 2010.

Personal Banking Loans
Real Estate-Personal
At December 31, 2011, there were $1.4 billion in outstanding personal real estate loans, which comprised 15.6% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and from time to time retains fixed rate loans as directed by its Asset/Liability Management Committee. The Company originates its loans and does not purchase any from outside parties or brokers. Further, it has never maintained or promoted subprime or reduced document products. At December 31, 2011, 48% of the portfolio was comprised of adjustable rate loans while 52% was comprised of fixed rate loans. Levels of mortgage loan origination activity increased in 2011 compared to 2010, with originations of $223 million in 2011 compared with $197 million in 2010. Growth in mortgage loan originations continued to be constrained in 2011 as a result of the weakened economy, slower housing starts, demand for fixed rates, and lower housing sales within the Company’s markets. The Company has experienced lower loan losses in this category than many others in the industry and believes this is partly because of its conservative underwriting culture and the fact that it does not offer subprime lending products or purchase loans from brokers. Net loan charge-offs for 2011 amounted to $2.8 million, compared to $2.1 million in the previous year. The non-accrual balances of loans in this category increased to $7.6 million at December 31, 2011, compared to $7.3 million at year end 2010.

Consumer
Consumer loans consist of auto, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, and other consumer installment loans. These loans totaled $1.1 billion at year end 2011. Approximately 62% of consumer loans outstanding were originated indirectly from auto and other dealers, while the remaining 38% were direct loans made to consumers. Approximately 32% of the consumer portfolio consists of automobile loans, 38% in marine and RV loans and 13% in fixed rate home equity lending. As mentioned above, total consumer loans declined $49.4 million in 2011 as a result of the run-off of $115.0 million in marine and RV loans, partly offset by growth in auto lending of $27.4 million, or 8.3%. Net charge-offs on consumer loans were $12.2 million in 2011 compared to $20.5 million in 2010. Net charge-offs decreased to 1.1% of average consumer loans in 2011 compared to 1.6% in 2010. Consumer loan net charge-offs included marine and RV loan net charge-offs of $9.8 million, which were 2.1% of average marine and RV loans in 2011, compared to 2.5% in 2010.

Revolving Home Equity
Revolving home equity loans, of which 99% are adjustable rate loans, totaled $463.6 million at year end 2011. An additional $641.3 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination.

Consumer Credit Card
Total consumer credit card loans amounted to $788.7 million at December 31, 2011 and comprised 8.6% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 62% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2011, approximately 69% of the outstanding credit card loan balances had a floating interest rate, compared to 56% in the prior year. Net charge-offs amounted to $31.6 million in 2011, a decline of $16.1 million from $47.7 million in 2010. The ratio of credit card loan net charge-offs to total average credit card loans totaled 4.2% in 2011 compared to 6.3% in 2010. These ratios, however, remain below national loss averages in those years.

Loans Held for Sale
Total loans held for sale at December 31, 2011 were $31.1 million, a decrease of $32.7 million from $63.8 million at year end 2010. Loans classified as held for sale consist of student loans and residential mortgage loans.

Most of the portfolio is comprised of loans to students attending colleges and universities, which totaled $28.5 million at December 31, 2011. These loans are normally sold to the secondary market when the student graduates and the loan enters into repayment status. Nearly all of these loans are based on variable rates. Because of recent legislation, the Company was required to terminate its guaranteed student loan origination business effectively July 1, 2010, and the 2011 year end balance is largely comprised of loans which have not yet been sold under agreements with various student loan servicing agencies.

The remainder of the held for sale portfolio consists of fixed rate mortgage loans, which are sold in the secondary market, generally within three months of origination. The loans are sold primarily to other financial institutions and federal agencies under industry-standard contracts which require various representations by the Company as to ownership, tax status, document delivery, and compliance with selection criteria underwriting standards, and may obligate the Company to repurchase such loans if these representations cannot be satisfied. The Company did not receive any repurchase requests in 2011, and does not believe there are any significant risks or uncertainties associated with its sales. Mortgage loans held for sale totaled $2.5 million and $10.4 million at December 31, 2011 and 2010, respectively.

Allowance for Loan Losses
The Company has an established process to determine the amount of the allowance for loan losses which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of reserves needed for pools of loans.

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

At December 31, 2011, the allowance for loan losses was $184.5 million compared to a balance at year end 2010 of $197.5 million. Total loans delinquent 90 days or more and still accruing were $15.0 million at December 31, 2011, a decrease of $5.5 million compared to year end 2010. Non-accrual loans at December 31, 2011 were $75.5 million, a decrease of $9.8 million from the prior year, and were comprised of $22.8 million of construction loans, $25.7 million of business loans and $19.4 million of business real estate loans. As the result of improving credit trends noted in the Company's analysis of the allowance, the provision for loan losses was $13.0 million less than net charge-offs for the year, thereby reducing the allowance for loan losses to $184.5 million. The percentage of allowance to loans, excluding loans held for sale, decreased to 2.01% at December 31, 2011 compared to 2.10% at year end 2010 as a result of the decrease in the allowance balance. The percentage of allowance to non-accrual loans was 244% at December 31, 2011.

Net loan charge-offs totaled $64.5 million in 2011, representing a $32.4 million decrease compared to net charge-offs of $96.9 million in 2010. Net charge-offs incurred in construction and land loans were $7.0 million, a decrease of $8.1 million compared to $15.0 million in 2010. Net charge-offs related to consumer loans decreased $8.3 million to $12.2 million at December 31, 2011, which included net charge-offs of $9.8 million related to marine and RV loans. Additionally, net charge-offs related to consumer credit cards were $31.6 million in 2011 compared to $47.7 million in 2010. Approximately 49.0% of total net loan charge-offs during 2011 were related to consumer credit card loans compared to 49.2% during 2010. Net consumer credit card charge-offs decreased to 4.2% of average consumer credit card loans in 2011 compared to 6.3% in 2010.

The ratio of net charge-offs to total average loans outstanding in 2011 was .70% compared to 1.00% in 2010 and 1.31% in 2009. The provision for loan losses in 2011 was $51.5 million, compared to provisions of $100.0 million in 2010 and $160.7 million in 2009.

The Company considers the allowance for loan losses of $184.5 million adequate to cover losses inherent in the loan portfolio at December 31, 2011.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2011	2010	2009	2008	2007
Loans outstanding at end of year(A)	$9,177,478	$9,410,982	$10,145,324	$11,283,246	$10,605,368
Average loans outstanding(A)	$9,222,568	$9,698,670	$10,629,867	$10,935,858	$10,189,316
Allowance for loan losses:
Balance at beginning of year	$197,538	$194,480	$172,619	$133,586	$131,730
Additions to allowance through charges to expense	51,515	100,000	160,697	108,900	42,732
Allowances of acquired companies	—	—	—	—	1,857
Loans charged off:
Business	6,749	8,550	15,762	7,820	5,822
Real estate — construction and land	7,893	15,199	34,812	6,215	2,049
Real estate — business	4,176	4,780	5,957	2,293	2,396
Real estate — personal	3,217	2,484	3,150	1,765	181
Consumer	16,052	24,587	35,979	26,229	14,842
Revolving home equity	1,802	2,014	1,197	447	451
Consumer credit card	39,242	54,287	54,060	35,825	28,218
Overdrafts	2,254	2,672	3,493	4,499	4,909
Total loans charged off	81,385	114,573	154,410	85,093	58,868
Recoveries of loans previously charged off:
Business	1,761	3,964	2,925	3,406	1,429
Real estate — construction and land	943	193	720	—	37
Real estate — business	613	722	709	117	1,321
Real estate — personal	445	428	363	51	42
Consumer	3,896	4,108	3,772	4,782	5,304
Revolving home equity	135	39	7	18	5
Consumer credit card	7,625	6,556	4,785	4,309	4,520
Overdrafts	1,446	1,621	2,293	2,543	3,477
Total recoveries	16,864	17,631	15,574	15,226	16,135
Net loans charged off	64,521	96,942	138,836	69,867	42,733
Balance at end of year	$184,532	$197,538	$194,480	$172,619	$133,586
Ratio of allowance to loans at end of year	2.01%	2.10%	1.92%	1.53%	1.26%
Ratio of provision to average loans outstanding	.56%	1.03%	1.51%	1.00%	.42%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
	2011	2010	2009	2008	2007
Ratio of net charge-offs to average loans outstanding, by loan category:
Business	.17%	.16%	.41%	.13%	.14%
Real estate — construction and land	1.66	2.69	4.61	.89	.30
Real estate — business	.17	.20	.24	.10	.05
Real estate — personal	.19	.14	.18	.11	.01
Consumer	1.09	1.64	2.20	1.28	.61
Revolving home equity	.36	.41	.24	.09	.10
Consumer credit card	4.23	6.28	6.77	4.06	3.56
Overdrafts	11.62	14.42	12.27	16.40	10.36
Ratio of total net charge-offs to total average loans outstanding	.70%	1.00%	1.31%	.64%	.42%

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2011		2010		2009		2008		2007
	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans
Business	$49,217	30.5%	$47,534	31.4%	$40,455	28.4%	$35,185	30.2%	$29,392	30.7%
RE — construction and land	28,280	4.2	21,316	4.9	33,659	6.6	24,714	7.4	8,507	6.3
RE — business	45,000	23.8	51,096	22.0	31,515	20.7	26,081	19.0	14,842	21.1
RE — personal	3,701	15.6	4,016	15.3	5,435	15.2	4,985	14.5	2,389	14.5
Consumer	15,369	12.1	19,449	12.4	30,257	13.1	30,503	14.3	24,611	15.6
Revolving home equity	2,220	5.1	2,502	5.1	1,737	4.8	1,445	4.4	5,839	4.3
Student	—	—	—	—	229	3.3	—	3.2	—	—
Consumer credit card	39,703	8.6	50,532	8.8	49,923	7.9	47,993	6.9	44,307	7.4
Overdrafts	1,042.1		1,093.1		1,270	—	1,713.1		2,351.1
Unallocated	—	—	—	—	—	—	—	—	1,348	—
Total	$184,532	100.0%	$197,538	100.0%	$194,480	100.0%	$172,619	100.0%	$133,586	100.0%

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-performing assets:
Non-accrual loans:
Business	$25,724	$8,933	$12,874	$4,007	$4,700
Real estate — construction and land	22,772	52,752	62,509	48,871	7,769
Real estate — business	19,374	16,242	21,756	13,137	5,628
Real estate — personal	7,612	7,348	9,384	6,794	1,095
Consumer	—	—	90	87	547
Total non-accrual loans	75,482	85,275	106,613	72,896	19,739
Real estate acquired in foreclosure	18,321	12,045	10,057	6,181	13,678
Total non-performing assets	$93,803	$97,320	$116,670	$79,077	$33,417
Non-performing assets as a percentage of total loans	1.02%	1.03%	1.15%	.70%	.32%
Non-performing assets as a percentage of total assets	.45%	.53%	.64%	.45%	.21%
Past due 90 days and still accruing interest:
Business	$595	$854	$3,672	$1,459	$1,427
Real estate — construction and land	121	217	1,184	466	768
Real estate — business	29	—	402	1,472	281
Real estate — personal	3,045	3,554	3,102	4,717	5,131
Consumer	2,230	2,867	3,042	4,346	2,676
Revolving home equity	643	825	878	440	700
Student	—	—	14,346	14,018	1
Consumer credit card	8,295	12,149	16,006	13,046	9,902
Total past due 90 days and still accruing interest	$14,958	$20,466	$42,632	$39,964	$20,886

The table below shows the effect on interest income in 2011 of loans on non-accrual status at year end.

(In thousands)
Gross amount of interest that would have been recorded at original rate	$7,058
Interest that was reflected in income	1,471
Interest income not recognized	$5,587

Non-accrual loans, which are also classified as impaired, totaled $75.5 million at year end 2011, a decrease of $9.8 million from the balance at year end 2010. The decrease in non-accrual loans primarily consisted of a decrease of $30.0 million in real estate construction and land loans, partially offset by a $16.8 million increase in business loans. The decline in real estate construction and land non-accrual loans were largely due to loan foreclosures of $9.3 million, in addition to pay downs and charge-offs. The increase in business non-accrual loans resulted mainly from two loans totaling $17.0 million, which were placed on non-accrual status in 2011. At December 31, 2011, non-accrual loans were comprised primarily of business loans (34.1%), construction and land real estate loans (30.2%) and business real estate loans (25.7%). Foreclosed real estate increased $6.3 million to a total of $18.3 million at year end 2011. The 2011 balance includes a construction project valued at $9.9 million, of which $4.9 million represents the interests of several outside participating banks. Total non-performing assets remain low compared to the overall banking industry in 2011, with the non-performing loans to total loans ratio at 1.02% at December 31, 2011. Loans past due 90 days and still accruing interest decreased $5.5 million at year end 2011 compared to 2010, mainly due to a $3.9 million decrease in consumer credit card delinquencies.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $250.7 million at December 31, 2011 compared with $233.5 million at December 31, 2010, resulting in an increase of $17.2 million, or 7.4%. The increase was primarily due to a $19.6 million increase in business real estate loans, which was partially offset by decreases in the other loan categories. While these substandard-classified loans increased at year end 2011 compared to 2010, other loans classified as special mention declined $79.1 million, as shown in Note 2 to the consolidated financial statements.

	December 31
(In thousands)	2011	2010
Potential problem loans:
Business	$75,213	$79,640
Real estate – construction and land	54,696	51,589
Real estate – business	113,652	94,063
Real estate – personal	6,900	7,910
Consumer	208	284
Total potential problem loans	$250,669	$233,486

At December 31, 2011, the Company had identified approximately $97.9 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $34.1 million have been placed on non-accrual status. Of the remaining $63.8 million, approximately $41.3 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $22.4 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs. These restructured loans are considered impaired for purposes of determining the allowance for loan losses, as discussed in Note 1 to the consolidated financial statements.

Loans with Special Risk Characteristics
Management relies primarily on an internal risk rating system, in addition to delinquency status, to assess risk in the loan portfolio, and these statistics are presented in Note 2 to the consolidated financial statements. However, certain types of loans are considered at high risk of loss due to their terms, location, or special conditions. Construction and land loans and business real estate loans are subject to higher risk as a result of the current weak economic climate and issues in the housing industry. Certain personal real estate products (residential first mortgages and home equity loans) have contractual features that could increase credit exposure in a market of declining real estate prices, when interest rates are steadily increasing, or when a geographic area experiences an economic downturn. For these personal real estate loans, higher risks could exist when 1) loan terms require a minimum monthly payment that covers only interest, or 2) loan-to-collateral value (LTV) ratios at origination are above 80%, with no private mortgage insurance. Information presented below for personal real estate and home equity loans is based on LTV ratios which were calculated with valuations at loan origination date. The Company does not attempt to obtain updated appraisals or valuations unless the loans become significantly delinquent or are in the process of being foreclosed upon. For credit monitoring purposes, the Company relies on delinquency monitoring along with obtaining refreshed FICO scores, and in the case of home equity loans, reviewing line utilization and credit bureau information annually. This has remained an effective means of evaluating credit trends and identifying problem loans, partly because the Company offers standard, conservative lending products.

Real Estate - Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 4.2% of total loans outstanding at December 31, 2011.

(Dollars in thousands)	December 31, 2011	% of Total	% of Total Loans	December 31, 2010	% of Total	% of Total Loans
Residential land and land development	$70,708	18.3%	.8%	$112,963	24.5%	1.2%
Residential construction	70,009	18.1	.7	80,516	17.5	.9
Commercial land and land development	97,379	25.2	1.1	115,106	25.0	1.2
Commercial construction	148,502	38.4	1.6	152,268	33.0	1.6
Total real estate – construction and land loans	$386,598	100.0%	4.2%	$460,853	100.0%	4.9%

Real Estate – Business Loans
Total business real estate loans were $2.2 billion at December 31, 2011 and comprised 23.8% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 49% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	December 31, 2011	% of Total	% of Total Loans	December 31, 2010	% of Total	% of Total Loans
Owner-occupied	$1,057,652	48.5%	11.5%	$990,892	48.0%	10.5%
Office	270,200	12.3	3.0	254,882	12.4	2.7
Retail	226,447	10.4	2.5	226,418	11.0	2.4
Multi-family	174,285	8.0	1.9	143,051	6.9	1.5
Farm	121,966	5.6	1.3	120,388	5.8	1.3
Hotels	119,039	5.5	1.3	108,127	5.2	1.2
Industrial	98,092	4.5	1.1	118,159	5.7	1.3
Other	112,419	5.2	1.2	103,920	5.0	1.1
Total real estate - business loans	$2,180,100	100.0%	23.8%	$2,065,837	100.0%	22.0%

Real Estate - Personal Loans
The Company’s $1.4 billion personal real estate portfolio is composed of loans collateralized with residential real estate. Approximately $1.2 billion of this portfolio is comprised of loans made to the retail customer base, and includes both adjustable rate mortgage loans and certain fixed rate loans, which are retained by the Company as directed by its Asset/Liability Management Committee. As shown in Note 2 to the consolidated financial statements, 7.5% of the retail based portfolio has FICO scores of less than 660, and delinquency levels have been low. Loans of approximately $15.2 million in this portfolio were structured with interest only payments. Interest only loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan and, therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount.

Also included in this portfolio are personal real estate loans made to commercial customers, which totaled $225.8 million at December 31, 2011. This group of loans has an original weighted average term of approximately 6 years, with 70% of the balance in fixed rate loans and 30% in floating rate loans.

The following table presents information about the retail based personal real estate loan portfolio for 2011 and 2010.

	2011		2010
(Dollars in thousands)	Principal Outstanding at December 31	% of Loan Portfolio	Principal Outstanding at December 31	% of Loan Portfolio
Loans with interest only payments	$15,186	1.3%	$18,191	1.5%
Loans with no insurance and LTV:
Between 80% and 90%	78,446	6.5	86,191	7.1
Between 90% and 95%	25,131	2.1	25,851	2.2
Over 95%	38,995	3.2	42,738	3.5
Over 80% LTV with no insurance	142,572	11.8	154,780	12.8
Total loan portfolio from which above loans were identified	1,205,462		1,210,939

Revolving Home Equity Loans
The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (94.5%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the tables below, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable.

(Dollars in thousands)	Principal Outstanding at December 31, 2011	*	New Lines Originated During 2011	*	Unused Portion of Available Lines at December 31, 2011	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$438,123	94.5%	$19,607	4.2%	$631,719	136.3%	$1,301.3%
Loans with LTV:
Between 80% and 90%	51,520	11.1	7,802	1.7	39,212	8.4	350.1
Over 90%	18,653	4.0	150	—	10,961	2.4	255	—
Over 80% LTV	70,173	15.1	7,952	1.7	50,173	10.8%	605.1
Total loan portfolio from which above loans were identified	463,587		121,149		651,108
* Percentage of total principal outstanding of $463.6 million at December 31, 2011.

(Dollars in thousands)	Principal Outstanding at December 31, 2010	*	New Lines Originated During 2010	*	Unused Portion of Available Lines at December 31, 2010	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$454,693	95.2%	$31,472	6.6%	$647,928	135.7%	$1,340.3%
Loans with LTV:
Between 80% and 90%	57,553	12.0	7,019	1.5	39,949	8.4	364.1
Over 90%	21,301	4.5	865.2		13,384	2.8	327	—
Over 80% LTV	78,854	16.5	7,884	1.7	53,333	11.2	691.1
Total loan portfolio from which above loans were identified	477,518		121,428		665,701
* Percentage of total principal outstanding of $477.5 million at December 31, 2010.

Fixed Rate Home Equity Loans
In addition to the residential real estate mortgage loans and the revolving floating rate line product discussed above, the Company offers a third choice to those consumers desiring a fixed rate loan and a fixed maturity date. This fixed rate home equity loan, typically for home repair or remodeling, is an alternative for individuals who want to finance a specific project or purchase and decide to lock in a specific monthly payment over a defined period. Outstanding balances for these loans were $142.0 million and $132.7 million at December 31, 2011 and 2010, respectively. At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, less than 5% of the outstanding balance has interest only payments at December 31, 2011. The delinquency history on this product has been low, as balances over 30 days past due totaled only $1.6 million, or 1.2%, of the portfolio, and $1.7 million, or 1.3% of the portfolio, at year end 2011 and 2010, respectively.

	2011				2010
(Dollars in thousands)	Principal Outstanding at December 31	*	New Loans Originated	*	Principal Outstanding at December 31	*	New Loans Originated	*
Loans with interest only payments	$5,965	4.2%	$8,669	6.1%	$8,620	6.5%	$9,954	7.5%
Loans with LTV:
Between 80% and 90%	19,346	13.6	8,520	6.0	17,597	13.3	5,540	4.2
Over 90%	18,599	13.1	4,098	2.9	21,653	16.3	4,677	3.5
Over 80% LTV	37,945	26.7	12,618	8.9	39,250	29.6	10,217	7.7
Total loan portfolio from which above loans were identified	141,977				132,706
* Percentage of total principal outstanding of $142.0 million and $132.7 million at December 31, 2011 and 2010, respectively.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in 2011 of $2.8 million, $1.7 million and $782 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans. These are characterized as new loans to customers with FICO scores below 650 for home equity loans, 660 for government-insured first mortgages, and 680 for all other conventional first mortgages. The Company does not purchase brokered loans.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines, comprised of loans secured by automobiles and other passenger vehicles, marine and RVs. During 2011, $222.3 million of new automobile loans were originated, compared to $162.2 million during 2010. The Company experienced rapid growth in marine and RV loans in 2006 through 2008, and the majority of these loans were outside the Company’s basic five state branch network. However, due to continuing weak credit and economic conditions, this loan product was curtailed in mid 2008. The loss ratios experienced for marine and RV loans have been higher than for other consumer loan products in recent years, at 2.1% and 2.5% in 2011 and 2010, respectively, but balances over 30 days past due have decreased $1.4 million from 2010. The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2011 and 2010.

	2011			2010
(In thousands)	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due
Passenger vehicles	$357,575	$222,268	$2,606	$330,212	$162,212	$3,050
Marine	113,770	1,488	3,703	147,080	1,207	4,170
RV	306,383	—	6,702	388,082	60	7,661
Total	$777,728	$223,756	$13,011	$865,374	$163,479	$14,881

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2011 of $788.7 million in consumer credit card loans outstanding, approximately $119.0 million, or 15.1%, carried a low introductory rate. Within the next six months, $56.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Investment Securities Analysis
Investment securities are comprised of securities which are available for sale, non-marketable, and held for trading. During 2011, total investment securities increased $1.9 billion, or 25.6%, to $9.1 billion (excluding unrealized gains/losses) compared to $7.3 billion at the previous year end. During 2011, securities of $4.4 billion were purchased, which included $2.4 billion in agency mortgage-backed securities and $1.4 billion in asset-backed securities. Total sales, maturities and pay downs were $2.6 billion during 2011. During 2012, maturities of approximately $1.6 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 2.93% in 2011 and 3.40% in 2010.

At December 31, 2011, the fair value of available for sale securities was $9.2 billion, including a net unrealized gain in fair value of $212.6 million, compared to a net unrealized gain of $129.5 million at December 31, 2010. The overall unrealized gain in fair value at December 31, 2011 included gains of $116.6 million in agency mortgage-backed securities, $36.1 million in U.S. government and federal agency obligations, $24.4 million in state and municipal obligations, and $23.3 million in marketable equity securities held by the Parent.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2011	2010
Amortized Cost
U.S. government and federal agency obligations	$328,530	$434,878
Government-sponsored enterprise obligations	311,529	200,061
State and municipal obligations	1,220,840	1,117,020
Agency mortgage-backed securities	3,989,464	2,437,123
Non-agency mortgage-backed securities	315,752	459,363
Asset-backed securities	2,692,436	2,342,866
Other debt securities	135,190	165,883
Equity securities	18,354	7,569
Total available for sale investment securities	$9,012,095	$7,164,763
Fair Value
U.S. government and federal agency obligations	$364,665	$455,537
Government-sponsored enterprise obligations	315,698	201,895
State and municipal obligations	1,245,284	1,119,485
Agency mortgage-backed securities	4,106,059	2,491,199
Non-agency mortgage-backed securities	316,902	455,790
Asset-backed securities	2,693,143	2,354,260
Other debt securities	141,260	176,964
Equity securities	41,691	39,173
Total available for sale investment securities	$9,224,702	$7,294,303

The largest component of the available for sale portfolio consists of agency mortgage-backed securities, which are collateralized bonds issued by agencies, including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage-backed securities totaled $316.9 million, at fair value, at December 31, 2011, and included Alt-A type mortgage-backed securities of $131.8 million and prime/jumbo loan type securities of $185.1 million. Certain of the non-agency mortgage-backed securities are other-than-temporarily impaired, and the processes for determining impairment and the related losses are discussed in Note 3 to the consolidated financial statements. The portfolio does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

At December 31, 2011, U.S. government obligations included $356.5 million in U.S. Treasury inflation-protected securities, and state and municipal obligations included $135.6 million in auction rate securities, at fair value. Other debt securities include corporate bonds, notes and commercial paper. Available for sale equity securities are mainly comprised of publicly traded stock held by the Parent which totaled $26.7 million at December 31, 2011.

The types of debt securities in the available for sale security portfolio are presented in the table below. Additional detail by maturity category is provided in Note 3 on Investment Securities in the consolidated financial statements.

	December 31, 2011
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	4.0%	1.65%	5.2	years
Government-sponsored enterprise obligations	3.4	1.99	6.7
State and municipal obligations	13.6	2.79	7.6
Agency mortgage-backed securities	44.7	3.07	4.1
Non-agency mortgage-backed securities	3.5	6.10	3.5
Asset-backed securities	29.3	1.12	1.7
Other debt securities	1.5	4.50	1.1
*Based on call provisions and estimated prepayment speeds.

Non-marketable securities, which totaled $115.8 million at December 31, 2011, included $30.6 million in Federal Reserve Bank stock and $14.7 million in Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities also include private equity securities which are carried at estimated fair value.

The Company engages in private equity activities through direct private equity investments and through three private equity subsidiaries. These subsidiaries hold investments in various business entities, which are carried at fair value and totaled $67.0 million at December 31, 2011. The Company expects to fund an additional $12.2 million to these subsidiaries for investment purposes over the next several years. In addition to investments held by its private equity subsidiaries, the Parent directly holds investments in several private equity concerns, which totaled $2.7 million at year end 2011. Most of the private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2011	2010
Debt securities	$31,683	$24,327
Equity securities	84,149	79,194
Total non-marketable investment securities	$115,832	$103,521

Deposits and Borrowings
Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $16.8 billion at December 31, 2011, compared to $15.1 billion last year, reflecting an increase of $1.7 billion, or 11.4%. This growth was largely driven by borrower and investor caution in an uncertain economic climate. Average deposits grew by $1.3 billion, or 9.1%, in 2011 compared to 2010 with most of this growth centered in interest checking and money market deposits, where the average balance grew $917.6 million, or 13.5%, in 2011 compared to 2010. Certificates of deposit with balances under $100,000 fell on average by $369.3 million, or 22.2%, while certificates of deposit over $100,000 increased by $85.8 million, or 6.5%.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2011	2010
Non-interest bearing	32.0%	29.8%
Savings, interest checking and money market	53.2	52.0
Time open and C.D.’s of less than $100,000	6.9	9.7
Time open and C.D.’s of $100,000 and over	7.9	8.5
Total deposits	100.0%	100.0%
Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 71% of average earning assets in 2011 and 67% in 2010. Average balances by major deposit category for the last six years appear on page 52. A maturity schedule of time deposits outstanding at December 31, 2011 is included in Note 6 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis, and generally have one day maturities. The Company also holds $400.0 million in long-term structured repurchase agreements that will mature in 2013 and 2014. Total balances of federal funds purchased and repurchase agreements outstanding at year end 2011 were $1.3 billion, a $273.3 million increase over the $982.8 million balance outstanding at year end 2010. On an average basis, these borrowings decreased $50.1 million, or 4.6%, during 2011, with decreases of $44.1 million in federal funds purchased and $6.0 million in repurchase agreements. The average rate paid on total federal funds purchased and repurchase agreements was .17% during 2011 and .24% during 2010.

Most of the Company’s long-term debt is comprised of fixed rate advances from the FHLB. These borrowings declined from $104.7 million at December 31, 2010, to $104.3 million outstanding at December 31, 2011. The average rate paid on FHLB advances was 3.60% during 2011 and 3.30% during 2010. Most of the remaining balance outstanding at December 31, 2011 is due in 2017.

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
Since 2008, when some of the major banking institutions experienced severe capital erosion, liquidity risk has been a concern affecting the general banking industry. The Company has taken numerous steps to address liquidity risk, and over the past few years has developed a variety of liquidity sources which it believes will provide the necessary funds for future growth. Over the past several years, overall liquidity improved significantly throughout the banking industry and within the Company as a result of growth in deposits, a decline in loans outstanding and growth in marketable securities. As a result, the Company’s average loans to deposits ratio, one measure of liquidity, decreased from 70.0% in 2010 to 59.2% in 2011.

The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell (resell agreements). At December 31, 2011 and 2010, such assets were as follows:

(In thousands)	2011	2010
Available for sale investment securities	$9,224,702	$7,294,303
Federal funds sold	11,870	10,135
Long-term securities purchased under agreements to resell	850,000	450,000
Balances at the Federal Reserve Bank	39,853	122,076
Total	$10,126,425	$7,876,514

Federal funds sold, which are sold to the Company’s correspondent bank customers and have overnight maturities, totaled $11.9 million at December 31, 2011. During 2010 and 2011, the Company purchased $850.0 million in long-term resell agreements from other large financial institutions, that mature between 2012 and 2014. Under these agreements, the Company holds marketable securities as collateral, which totaled $894.4 million in fair value at December 31, 2011. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $39.9 million at December 31, 2011. The Company’s available for sale investment portfolio has maturities of approximately $1.6 billion which are scheduled to occur during 2012 and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At December 31, 2011, total investment securities pledged for these purposes were as follows:

(In thousands)	2011
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$642,306
FHLB borrowings and letters of credit	111,860
Repurchase agreements	2,048,074
Other deposits	1,537,414
Total pledged securities	4,339,654
Unpledged and available for pledging	4,374,898
Ineligible for pledging	510,150
Total available for sale securities, at fair value	$9,224,702

Liquidity is also available from the Company’s large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At December 31, 2011, such deposits totaled $14.3 billion and represented 85.2% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. During 2011, total core deposits increased $2.0 billion, mainly in non-interest bearing and money market accounts. This increase was comprised of growth in consumer deposits of $879.7 million and corporate and non-personal deposits of $1.1 billion. Some of the growth in corporate deposits was the result of a tendency by businesses to maintain higher levels of liquidity, in addition to low rate investment alternatives. While the Company considers core consumer deposits less volatile, corporate deposits could decline if interest rates increase significantly or if corporate customers increase investing activities and move funds from the Company. In order to address funding needs should these corporate deposits decline, the Company maintains adequate levels of earning assets maturing in 2012, as noted above. Time open and certificates of deposit of $100,000 or greater totaled $1.3 billion at December 31, 2011. These deposits are normally considered more volatile and higher costing, and comprised 7.9% of total deposits at December 31, 2011.

(In thousands)	2011	2010
Core deposit base:
Non-interest bearing	$5,377,549	$4,494,028
Interest checking	968,430	818,359
Savings and money market	7,965,511	7,028,472
Total	$14,311,490	$12,340,859

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and advances from the FHLB, as follows:

(In thousands)	2011	2010
Borrowings:
Federal funds purchased	$153,330	$4,910
Repurchase agreements	1,102,751	977,917
FHLB advances	104,302	104,675
Other long-term debt	7,515	7,598
Total	$1,367,898	$1,095,100

Federal funds purchased, which totaled $153.3 million at December 31, 2011, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $702.8 million at December 31, 2011, and structured repurchase agreements of $400.0 million. Customer repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. The structured repurchase agreements were borrowed from an upstream financial institution and are due in 2013 and 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $104.3 million at December 31, 2011. All of these advances have fixed interest rates and mature in 2012 through 2017. The Company’s other borrowings are mainly comprised of debt related to the Company’s private equity business. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2011.

	December 31, 2011
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value pledged	$1,901,890	$1,403,421	$3,305,311
Advances outstanding	(104,302)	—	(104,302)
Letters of credit issued	(169,497)	—	(169,497)
Available for future advances	$1,628,091	$1,403,421	$3,031,512

The Company’s average loans to deposits ratio was 59.2% at December 31, 2011, which is considered in the banking industry to be a conservative measure of good liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Commercial paper rating		P-1
Rating outlook	Stable	Stable
Commerce Bank
Issuer rating	A	Aa2
Bank financial strength rating		B+
Rating outlook	Stable	Stable

The Company considers these ratings to be indications of a sound capital base and good liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been outstanding during the past ten years. The Company has no subordinated or hybrid debt instruments which would affect future borrowings capacity. Because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately-placed corporate notes or other forms of debt. Future financing could also include the issuance of common or preferred stock.

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $56.9 million in 2011, as reported in the consolidated statements of cash flows on page 60 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $407.4 million and has historically been a stable source of funds. Investing activities used total cash of $2.2 billion in 2011 and consisted mainly of purchases and maturities of available for sale investment securities, changes in long-term securities purchased under agreements to resell, and changes in the level of the Company’s loan portfolio. Growth in the investment securities portfolio used cash of $1.9 billion, and net purchases of long-term resell agreements used cash of $400.0 million. The decline in the loan portfolio provided cash of $169.0 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

Financing activities provided total cash of $1.8 billion, resulting from a $1.7 billion increase in deposits and a net increase of $273.3 million in borrowings of federal funds purchased and repurchase agreements. These increases to cash were partly offset by purchases of treasury stock of $101.2 million and cash dividend payments of $79.1 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash flows resulting from the Company’s transactions in its common stock were as follows:

(In millions)	2011	2010	2009
Stock sale program	$—	$—	$98.2
Exercise of stock-based awards and sales to affiliate non-employee directors	15.3	11.3	5.5
Purchases of treasury stock	(101.2)	(41.0)	(.5)
Cash dividends paid	(79.1)	(78.2)	(74.7)
Cash provided (used)	$(165.0)	$(107.9)	$28.5

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

(In millions)	2011	2010	2009
Dividends received from subsidiaries	$180.1	$105.1	$45.1
Management fees	19.3	22.6	46.6
Total	$199.4	$127.7	$91.7

These sources of funds are used mainly to pay cash dividends on outstanding common stock, pay general operating expenses, and purchase treasury stock when appropriate. At December 31, 2011, the Parent’s available for sale investment securities totaled $74.6 million at fair value, consisting mainly of publicly traded common stock and non-agency backed collateralized mortgage obligations. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2011 or 2010.

Company senior management is responsible for measuring and monitoring the liquidity profile of the organization with oversight by the Company’s Asset/Liability Committee. This is done through a series of controls, including a written Contingency Funding Policy and risk monitoring procedures, which include daily, weekly and monthly reporting. In addition, the Company prepares forecasts to project changes in the balance sheet affecting liquidity and to allow the Company to better plan for forecasted changes.

Capital Management
The Company maintains strong regulatory capital ratios, including those of its banking subsidiary, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

	2011	2010	2009	Well-Capitalized Regulatory Guidelines
Regulatory risk-based capital ratios:
Tier I capital	14.71%	14.38%	13.04%	6.00%
Total capital	16.04	15.75	14.39	10.00
Leverage ratio	9.55	10.17	9.58	5.00
Tangible common equity to assets	9.91	10.27	9.71
Dividend payout ratio	31.06	35.52	44.15

The Company’s regulatory risked-based capital amounts and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2011	2010	2009
Regulatory risk-based capital:
Tier I capital	$1,928,690	$1,828,965	$1,708,901
Tier II capital	174,711	173,681	177,077
Total capital	2,103,401	2,002,646	1,885,978
Total risk-weighted assets	13,115,261	12,717,868	13,105,948

The Company maintains a stock buyback program and purchases stock in the market under authorizations by its Board of Directors. During 2011 the Company purchased 2,621,918 shares of stock at an average cost of $38.58 per share. At December 31, 2011, 2,999,300 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. Per share cash dividends paid by the Company increased 2.7% in 2011 compared with 2010. The Company paid its eighteenth consecutive annual stock dividend in December 2011.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, totaling $7.6 billion (including approximately $3.5 billion in unused approved credit card lines), and the contractual amount of standby letters of credit, totaling $377.1 million at December 31, 2011. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2011 and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Long-term debt obligations, including structured repurchase agreements*	$7,975	$402,579	$1,263	$100,000	$511,817
Operating lease obligations	5,346	8,704	5,335	17,978	37,363
Purchase obligations	51,520	98,259	71,623	3,050	224,452
Time open and C.D.’s *	1,873,682	445,547	169,085	79	2,488,393
Total	$1,938,523	$955,089	$247,306	$121,107	$3,262,025
* Includes principal payments only.

As of December 31, 2011, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above. Further detail on the impact of income taxes is located in Note 8 to the consolidated financial statements.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. During recent years, the Company has not been required to make cash contributions to the plan and does not expect to do so in 2012.

The Company has investments in several low-income housing partnerships within the area it serves. At December 31, 2011, these investments totaled $7.2 million and were recorded as other assets in the Company’s consolidated balance sheet. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. These unfunded commitments are recorded as liabilities on the Company’s consolidated balance sheet and aggregated to $6.4 million at December 31, 2011.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During 2011, purchases and sales of tax credits amounted to $46.0 million and $41.5 million, respectively. At December 31, 2011, the Company had outstanding purchase commitments totaling $108.4 million.

The Parent has investments in several private equity concerns which are classified as non-marketable securities in the Company’s consolidated balance sheet. Under the terms of the agreements with two of these concerns, the Parent has unfunded commitments outstanding of $1.3 million at December 31, 2011. The Parent also expects to fund $12.2 million to private equity subsidiaries over the next several years.

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

	December 31, 2011		September 30, 2011		December 31, 2010
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	($2.0)	(.32)%	($4.0)	(.64)%	$10.4	1.70%
200 basis points rising	2.2	.34	(1.5)	(.24)	7.6	1.25
100 basis points rising	3.5	.56	.1	.02	2.8	.46

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

The Company’s modeling of interest rate risk as of December 31, 2011 shows that under the 200 and 300 basis point rising rate scenarios, the overall balance sheet became liability sensitive compared to year end 2010. At December 31, 2011, the Company calculated that a gradual increase in rates of 100 basis points would increase net interest income by $3.5 million, or .6%, compared with an increase of $2.8 million projected at December 31, 2010. A 200 basis point gradual rise in rates calculated at December 31, 2011 would increase net interest income by $2.2 million, or .3%, down from an increase of $7.6 million last year. Also, a gradual increase of 300 basis points would lower net interest income by $2.0 million, or .3%, compared to a growth of $10.4 million at December 31, 2010. Falling rate scenarios were not modeled due the extremely low interest rate environment.

Under rising rate models, the potential increase in net interest income was lower at December 31, 2011 when compared to the prior year due to several factors. These factors included a decline of $787.4 million in average loan balances in 2011 compared to the previous year, which are mainly variable rate assets and more sensitive to changes in interest rates, and average growth of $1.4 billion in available for sale securities, most of which have fixed rates. In addition to the change in earning assets, average interest bearing deposits grew during 2011 by $680.9 million, mainly in money market deposit accounts. Deposits have lower rates and are modeled to re-price upwards more slowly, thus partially offsetting the effect of a larger fixed rate securities portfolio. Total borrowings (mainly FHLB advances) declined on average by $390.8 million, resulting in lower interest expense.

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

Derivative Financial Instruments
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. As of December 31, 2011, the Company had entered into three interest rate swaps with a notional amount of $14.5 million which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. The notional amount of these types of swaps at December 31, 2011 was $471.7 million.

Credit risk participation agreements arise when the Company contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved, reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. Hedge accounting has not been applied to these foreign exchange activities. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2011 mature within six months.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2011 and 2010. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2011			2010
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$486,207	$19,051	$(20,210)	$498,071	$17,712	$(18,958)
Interest rate caps	29,736	11	(11)	31,736	84	(84)
Credit risk participation agreements	41,414	9	(141)	40,661	—	(130)
Foreign exchange contracts	80,535	2,440	(2,343)	25,867	492	(359)
Mortgage loan commitments	1,280	20	—	12,125	101	(30)
Mortgage loan forward sale contracts	3,650	6	(17)	24,112	434	(23)
Total at December 31	$642,822	$21,537	$(22,722)	$632,572	$18,823	$(19,584)

Operating Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible segment. These segments are defined by customer base and product type. The management process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Each segment is managed by executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The three reportable operating segments are Consumer, Commercial and Wealth. Additional information is presented in Note 12 on Segments in the consolidated financial statements.

The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current LIBOR interest rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are assigned to LIBOR-based funding pools. This method helps to provide an accurate means of valuing fund sources and uses in a varying interest rate environment. The Company also assigns loan charge-offs and recoveries (labeled in the table below as “provision for loan losses”) directly to each operating segment instead of allocating an estimated loan loss provision. The operating segments also include a number of allocations of income and expense from various support and overhead centers within the Company.

The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2011:
Net interest income	$283,555	$283,790	$38,862	$606,207	$39,863	$646,070
Provision for loan losses	(47,273)	(16,195)	(712)	(64,180)	12,665	(51,515)
Non-interest income	131,253	162,533	101,836	395,622	(2,705)	392,917
Investment securities gains, net	—	—	—	—	10,812	10,812
Non-interest expense	(269,435)	(221,739)	(89,108)	(580,282)	(36,967)	(617,249)
Income before income taxes	$98,100	$208,389	$50,878	$357,367	$23,668	$381,035
Year ended December 31, 2010:
Net interest income	$308,719	$264,870	$37,988	$611,577	$34,355	$645,932
Provision for loan losses	(70,635)	(24,823)	(1,263)	(96,721)	(3,279)	(100,000)
Non-interest income	157,904	154,306	93,745	405,955	(844)	405,111
Investment securities losses, net	—	—	—	—	(1,785)	(1,785)
Non-interest expense	(291,028)	(221,553)	(86,158)	(598,739)	(32,395)	(631,134)
Income (loss) before income taxes	$104,960	$172,800	$44,312	$322,072	$(3,948)	$318,124
2011 vs 2010
Increase (decrease) in income before income taxes:
Amount	$(6,860)	$35,589	$6,566	$35,295	$27,616	$62,911
Percent	(6.5)%	20.6%	14.8%	11.0%	N.M.	19.8%
Year ended December 31, 2009:
Net interest income	$329,720	$251,085	$34,575	$615,380	$20,122	$635,502
Provision for loan losses	(84,001)	(54,247)	(520)	(138,768)	(21,929)	(160,697)
Non-interest income	163,150	140,390	88,692	392,232	4,027	396,259
Investment securities losses, net	—	—	—	—	(7,195)	(7,195)
Non-interest expense	(302,002)	(213,829)	(84,673)	(600,504)	(21,233)	(621,737)
Income (loss) before income taxes	$106,867	$123,399	$38,074	$268,340	$(26,208)	$242,132
2010 vs 2009
Increase (decrease) in income before income taxes:
Amount	$(1,907)	$49,401	$6,238	$53,732	$22,260	$75,992
Percent	(1.8)%	40.0%	16.4%	20.0%	N.M.	31.4%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. Pre-tax profitability for 2011 was $98.1 million, a decrease of $6.9 million, or 6.5%, from 2010. This decrease was mainly due to a decline of $25.2 million, or 8.2%, in net interest income, coupled with a decline of $26.7 million in non-interest income. These decreases were partly offset by a reduction in the provision for loan losses of $23.4 million and a decline of $21.6 million in non-interest expense. Net interest income declined due to a $34.0 million decrease in loan interest income and a $7.7 million reduction in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $16.5 million in deposit interest expense. The decline in loan interest included a $10.6 million decrease in student loan interest, resulting from the Company's sale of most of the student loan portfolios in 2010, and an $8.3 million decrease in interest on marine and RV loans. Non-interest income decreased mainly due to lower gains on the sales of student loans, in addition to declines in deposit account fees (mainly overdraft charges) and bank card fee income (primarily debit card fees). Non-interest expense declined 7.4% from the previous year due mainly to lower FDIC insurance expense, deposit account processing expense and teller services expense, partly offset by higher building rental expense. The provision for loan losses totaled $47.3 million, a $23.4 million decrease from 2010, which was mainly due to lower losses on consumer credit card loans, marine and RV loans, and other consumer loans. Total average loans decreased 23.6% in 2011 compared to the prior year due to the sale of most of the student loan portfolios in 2010 and a decline in consumer loans. Average deposits increased 2.1% over the prior period, resulting mainly from growth in money market and interest checking deposit accounts, partly offset by a decline in certificates of deposit.
Pre-tax profitability for 2010 was $105.0 million, a decrease of $1.9 million, or 1.8%, from 2009. This decrease was mainly due to a decline of $21.0 million in net interest income, due to a $30.6 million decrease in net allocated funding credits assigned to the loan and deposit portfolios and a $31.0 million decrease in loan interest income, partly offset by a decline of $40.6 million in deposit interest expense. Also, non-interest income decreased $5.2 million, or 3.2%, from the prior year due to lower deposit account fees (mainly overdraft charges). This decline was partly offset by an increase in bank card fee income (primarily debit card fees) and higher gains on sales of student loans. Non-interest expense declined by $11.0 million, or 3.6%, largely due to lower FDIC insurance expense, salaries expense, supplies expense, and deposit account processing expense. The provision for loan losses totaled $70.6 million in 2010 compared to $84.0 million in the prior year. The $13.4 million decline in the provision was due to lower losses on marine and RV loans, consumer credit card loans and other consumer loans. Total average loans decreased 11.7% in 2010 compared to the prior year due to declines in consumer loans and the sale of the student loan portfolios. Average deposits increased only slightly over the prior period.

Commercial
The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for 2011 increased $35.6 million, or 20.6%, compared to the prior year. Net interest income increased $18.9 million, or 7.1%, due to higher net allocated funding credits of $29.1 million, partly offset by an $11.4 million decline in loan interest income. The provision for loan losses in this segment totaled $16.2 million in 2011, a decrease of $8.6 million from 2010, due mainly to lower net charge-offs on construction loans of $8.1 million. Non-interest income increased by $8.2 million, or 5.3%, over the previous year due to growth in bank card fees (mainly corporate card), partly offset by lower deposit account fees and bond trading income. Non-interest expense increased slightly over the previous year and included higher bank card related expenses and deposit account cash management expense, partly offset by declines in foreclosed real estate and other repossessed property expense and FDIC insurance expense. Average segment loans decreased .7% compared to 2010 as a result of a decline in construction loans, partly offset by growth in business real estate loans. Average deposits increased 20.7% due to growth in non-interest bearing accounts, certificates of deposit over $100,000 and money market deposit accounts.
In 2010, pre-tax profitability for the Commercial segment increased $49.4 million, or 40.0%, compared to the prior year. Net interest income increased $13.8 million, or 5.5%, due to higher net allocated funding credits of $20.5 million and a decline in deposit interest expense of $10.3 million, which was partly offset by a $17.1 million decline in loan interest income. The loan loss provision in this segment totaled $24.8 million in 2010, a decrease of $29.4 million from the prior year. During 2010, lower charge-offs occurred on construction and business loans. Non-interest income increased $13.9 million, or 9.9%, over the previous year due to higher bank card fees (mainly corporate card). Non-interest expense increased $7.7 million, or 3.6%, over the prior year, mainly due to an increase in bank card fee expense and higher write-downs and holding costs on foreclosed real estate and personal property. These increases were partly offset by lower costs for FDIC insurance and teller services expense. Average segment loans decreased 8.8% compared to 2009 as a result of declines in business, construction and business real estate loans, while average deposits increased 6.0% due to growth in non-interest bearing and money market deposit accounts, partly offset by a decline in short-term certificates of deposit.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2011, the Trust group managed investments with a market value of $14.9 billion and administered an additional $12.4 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $1.7 billion in total assets at December 31, 2011. Wealth segment pre-tax profitability for 2011 was $50.9 million compared to $44.3 million in 2010, an increase of $6.6 million, or 14.8%. Net interest income increased $874 thousand, or 2.3%, and was impacted by a $2.2 million increase in assigned net funding credits and a $1.4 million decline in deposit interest expense, offset by a $2.7 million decrease in loan interest income. Non-interest income increased $8.1 million, or 8.6%, over the prior year due to higher trust and brokerage fees. Non-interest expense increased $3.0 million, or 3.4%, mainly due to higher salary expense and fraud losses. Average assets decreased $1.5 million during 2011 mainly due to lower cash balances and overnight investments, partly offset by loan growth. Average deposits increased $203.1 million, or 15.3%, during 2011 due to growth in money market deposit accounts and long-term certificates of deposit.

In 2010, pre-tax income for the Wealth segment was $44.3 million compared to $38.1 million in 2009, an increase of $6.2 million, or 16.4%. Net interest income increased $3.4 million and was impacted by a $2.5 million decline in deposit interest expense and higher net allocated funding credits of $3.0 million, partly offset by a $2.1 million decrease in loan interest income. Non-interest income increased $5.1 million, or 5.7%, due mainly to higher trust fee income. Non-interest expense increased $1.5 million, or 1.8%, due to higher salaries expense and corporate management fees, partly offset by lower marketing expense. Average assets decreased $12.7 million during 2010 mainly due to a decline in loans. Average deposits increased $221.8 million, or 20.0%, during 2010 due to growth in interest checking and money market accounts, partly offset by lower short-term certificates of deposit.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between the Company’s provision for loan losses and net loan charge-offs, which are generally assigned directly to the segments. In 2011, the pre-tax income in this category was $23.7 million, compared to expense of $3.9 million in 2010. This increase occurred partly because 2011 net charge-offs exceeded the loan loss provision by $12.7 million. In addition, net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, increased $5.5 million and unallocated investment securities gains increased $12.6 million. Non-interest expense in this category increased $4.6 million due to an unallocated debit overdraft litigation charge of $18.3 million in 2011, partly offset by an unallocated debt prepayment penalty of $11.8 million in 2010.

Impact of Recently Issued Accounting Standards
Fair Value Measurements In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures related to transfers among fair value hierarchy levels and the activity of Level 3 assets and liabilities. This ASU also provides clarification for the disaggregation of fair value measurements of assets and liabilities and the discussion of inputs and valuation techniques used for fair value measurements. The new disclosures and clarification were effective January 1, 2010, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures were effective January 1, 2011, and did not have a significant effect on the Company’s consolidated financial statements.

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

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance is intended to facilitate the evaluation of the nature of credit risk inherent in an entity’s loan portfolio, how that risk influences the allowance for credit losses, and the changes and reasons for those changes in the allowance. The ASU requires disclosures about the activity in the allowance, non-accrual and impaired loan status, credit quality indicators, past due information, loan modifications, and significant loan purchases and sales. Much of the disclosure is required on a disaggregated level by portfolio segment or class basis. The required disclosures are included in Note 2 to the accompanying consolidated financial statements and did not have a significant effect on the financial statements.

Troubled Debt Restructurings In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The ASU seeks to create consistency in the application of U.S. GAAP for identifying and evaluating debt restructurings. It clarifies existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The ASU specifically addresses how the debtor’s access to funds at a market interest rate, increases in the contractual interest rate, and payment delays should be considered when determining whether a concession has been granted. The ASU was effective July 1, 2011 and required disclosure of modifications occurring since January 1, 2011 which were newly identified as troubled debt restructurings under the new guidance. Because the Company had generally applied the ASU’s guidance in identifying troubled debt restructurings in the past, no new troubled debt restructurings were identified as a result of the adoption of the ASU.

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

In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". The amendments are being made to allow the Board time to consider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Until the Board has reached a resolution, entities are required to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

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

Balance Sheet In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities". The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. The scope of the ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The ASU is effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

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

Forward-Looking Statements
This report may contain “forward-looking statements” that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include the risk factors identified in Item 1a Risk Factors and the following: changes in economic conditions in the Company’s market area; changes in policies by regulatory agencies, governmental legislation and regulation; fluctuations in interest rates; changes in liquidity requirements; demand for loans in the Company’s market area; changes in accounting and tax principles; estimates made on income taxes; and competition with other entities that offer financial services.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$2,910,668	$104,624	3.59%	$2,887,427	$110,792	3.84%	$3,119,778	$116,686	3.74%
Real estate – construction and land	419,905	18,831	4.48	557,282	22,384	4.02	739,896	26,746	3.61
Real estate – business	2,117,031	101,988	4.82	2,029,214	102,451	5.05	2,143,675	108,107	5.04
Real estate – personal	1,433,869	69,048	4.82	1,476,031	76,531	5.18	1,585,273	87,085	5.49
Consumer	1,118,700	70,127	6.27	1,250,076	84,204	6.74	1,464,170	101,761	6.95
Revolving home equity	468,718	19,952	4.26	484,878	20,916	4.31	495,629	21,456	4.33
Student(C)	—	—	—	246,395	5,783	2.35	344,243	9,440	2.74
Consumer credit card	746,724	84,479	11.31	760,079	89,225	11.74	727,422	89,045	12.24
Overdrafts	6,953	—	—	7,288	—	—	9,781	—	—
Total loans	9,222,568	469,049	5.09	9,698,670	512,286	5.28	10,629,867	560,326	5.27
Loans held for sale	47,227	1,115	2.36	358,492	6,091	1.70	397,583	8,219	2.07
Investment securities:
U.S. government & federal agency obligations	357,861	17,268	4.83	439,073	9,673	2.20	169,214	6,754	3.99
Government-sponsored enterprise obligations	253,020	5,781	2.28	203,593	4,591	2.25	137,928	4,219	3.06
State & municipal obligations(B)	1,174,751	51,988	4.43	966,694	45,469	4.70	873,607	43,882	5.02
Mortgage-backed securities	3,556,106	114,405	3.22	2,821,485	113,222	4.01	2,802,532	136,921	4.89
Asset-backed securities	2,443,901	30,523	1.25	1,973,734	38,559	1.95	937,435	30,166	3.22
Other marketable securities(B)	171,409	8,455	4.93	183,328	8,889	4.85	179,847	9,793	5.45
Trading securities(B)	20,011	552	2.76	21,899	671	3.06	16,927	506	2.99
Non-marketable securities(B)	107,501	8,283	7.71	113,326	7,216	6.37	136,911	6,398	4.67
Total investment securities	8,084,560	237,255	2.93	6,723,132	228,290	3.40	5,254,401	238,639	4.54
Short-term federal funds sold and securities purchased under agreements to resell	10,690	55.51		6,542	48.73		43,811	222.51
Long-term securities purchased under agreements to resell	768,904	13,455	1.75	150,235	2,549	1.70	—	—	—
Interest earning deposits with banks	194,176	487.25		171,883	427.25		325,744	807.25
Total interest earning assets	18,328,125	721,416	3.94	17,108,954	749,691	4.38	16,651,406	808,213	4.85
Allowance for loan losses	(191,311)			(195,870)			(181,417)
Unrealized gain (loss) on investment securities	162,984			149,106			24,105
Cash and due from banks	348,875			368,340			364,579
Land, buildings and equipment - net	377,200			395,108			411,366
Other assets	378,642			410,361			349,164
Total assets	$19,404,515			$18,235,999			$17,619,203
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$525,371	852.16		$478,592	622.13		$438,748	642.15
Interest checking and money market	7,702,901	25,004.32		6,785,299	28,676.42		5,807,753	30,789.53
Time open & C.D.’s of less than $100,000	1,291,165	11,352.88		1,660,462	22,871	1.38	2,055,952	51,982	2.53
Time open & C.D.’s of $100,000 and over	1,409,740	9,272.66		1,323,952	13,847	1.05	1,858,543	35,371	1.90
Total interest bearing deposits	10,929,177	46,480.43		10,248,305	66,016.64		10,160,996	118,784	1.17
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,035,007	1,741.17		1,085,121	2,584.24		968,643	3,699.38
Other borrowings(D)	112,107	3,680	3.28	452,810	14,948	3.30	920,467	31,527	3.43
Total borrowings	1,147,114	5,421.47		1,537,931	17,532	1.14	1,889,110	35,226	1.86
Total interest bearing liabilities	12,076,291	51,901.43%		11,786,236	83,548.71%		12,050,106	154,010	1.28%
Non-interest bearing deposits	4,742,033			4,114,664			3,660,166
Other liabilities	476,249			346,312			176,676
Equity	2,109,942			1,988,787			1,732,255
Total liabilities and equity	$19,404,515			$18,235,999			$17,619,203
Net interest margin (T/E)		$669,515			$666,143			$654,203
Net yield on interest earning assets			3.65%			3.89%			3.93%
Percentage increase in net interest margin (T/E) compared to the prior year			.51%			1.83%			7.48%

(A)
Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.

(B)
Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $5,538,000 in 2011, $4,620,000 in 2010, $3,922,000 in 2009, $3,553,000 in 2008, $2,895,000 in 2007, and $1,826,000 in 2006. Investment securities interest income include tax equivalent adjustments of $17,907,000 in 2011, $15,593,000 in 2010, $14,779,000 in 2009,

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

Years Ended December 31
2008			2007			2006
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$3,478,927	$170,620	4.90%	$3,110,386	$209,523	6.74%	$2,688,722	$177,543	6.60%	1.60%
701,519	34,445	4.91	671,986	49,436	7.36	540,574	40,477	7.49	(4.93)
2,281,664	136,955	6.00	2,204,041	154,819	7.02	2,053,455	140,659	6.85	.61
1,522,172	88,322	5.80	1,521,066	90,537	5.95	1,415,321	79,816	5.64	.26
1,674,497	119,837	7.16	1,558,302	115,184	7.39	1,352,047	95,074	7.03	(3.72)
474,635	23,960	5.05	443,748	33,526	7.56	445,376	33,849	7.60	1.03
13,708	287	2.10	—	—	—	—	—	—	NM
776,810	83,972	10.81	665,964	84,856	12.74	595,252	77,737	13.06	4.64
11,926	—	—	13,823	—	—	14,685	—	—	(13.89)
10,935,858	658,398	6.02	10,189,316	737,881	7.24	9,105,432	645,155	7.09	.26
347,441	14,968	4.31	321,916	21,940	6.82	315,950	21,788	6.90	(31.62)

7,065	364	5.15	9,063	506	5.58	49,735	2,160	4.34	48.39
176,018	7,075	4.02	401,107	15,999	3.99	590,504	20,657	3.50	(15.59)
695,542	37,770	5.43	594,154	33,416	5.62	414,282	22,499	5.43	23.18
2,203,921	112,184	5.09	1,828,478	88,909	4.86	1,647,875	73,571	4.46	16.63
265,546	13,185	4.97	292,043	13,334	4.57	553,810	22,699	4.10	34.57
98,650	4,243	4.30	129,622	7,355	5.67	200,013	10,695	5.35	(3.04)
28,840	1,355	4.70	22,321	1,144	5.13	17,444	884	5.07	2.78
133,996	7,730	5.77	92,251	5,710	6.19	85,211	7,863	9.23	4.76
3,609,578	183,906	5.09	3,369,039	166,373	4.94	3,558,874	161,028	4.52	17.83
425,273	8,287	1.95	527,304	25,881	4.91	299,554	15,637	5.22	(48.65)
—	—	—	—	—	—	—	—	—	NM
46,670	198.42		—	—	—	—	—	—	NM
15,364,820	865,757	5.63	14,407,575	952,075	6.61	13,279,810	843,608	6.35	6.66
(145,176)			(132,234)			(129,224)			8.16
27,068			25,333			(9,443)			NM
451,105			463,970			470,826			(5.82)
412,852			400,161			376,375			.04
343,664			315,522			250,260			8.63
$16,454,333			$15,480,327			$14,238,604			6.39

$400,948	1,186.30		$392,942	2,067.53		$393,870	2,204.56		5.93
5,123,709	59,947	1.17	4,793,849	114,027	2.38	4,519,463	94,238	2.09	11.25
2,149,119	77,322	3.60	2,359,386	110,957	4.70	2,077,257	85,424	4.11	(9.07)
1,629,500	55,665	3.42	1,480,856	73,739	4.98	1,288,845	58,381	4.53	1.81
9,303,276	194,120	2.09	9,027,033	300,790	3.33	8,279,435	240,247	2.90	5.71

1,373,625	25,085	1.83	1,696,613	83,464	4.92	1,455,544	70,154	4.82	(6.59)
1,092,746	37,905	3.47	292,446	13,775	4.71	182,940	8,744	4.78	(9.33)
2,466,371	62,990	2.55	1,989,059	97,239	4.89	1,638,484	78,898	4.82	(6.88)
11,769,647	257,110	2.18%	11,016,092	398,029	3.61%	9,917,919	319,145	3.22%	4.02
2,946,534			2,850,982			2,840,362			10.79
140,333			134,278			99,396			36.80
1,597,819			1,478,975			1,380,927			8.85
$16,454,333			$15,480,327			$14,238,604			6.39%
	$608,647			$554,046			$524,463
		3.96%			3.85%			3.95%
		9.85%			5.64%			3.60%
$12,355,000 in 2008, $13,079,000 in 2007 and $9,476,000 in 2006. These adjustments relate to state and municipal obligations, other marketable securities, trading securities, and non-marketable securities.

(C)
In December 2008, the Company purchased $358,451,000 of student loans with the intent to hold to maturity. In October 2010, the seller elected to repurchase the loans under the terms of the original agreement.

(D)	Interest expense of $2,000 and $38,000, which was capitalized on construction projects in 2010 and 2006, respectively, is not deducted from the interest expense shown above.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2011
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$2,819	3.53%	$2,815	3.56%	$2,959	3.64%	$3,053	3.65%
Real estate – construction and land	387	4.52	412	4.42	430	4.51	452	4.49
Real estate – business	2,162	4.67	2,123	4.74	2,101	4.94	2,081	4.92
Real estate – personal	1,421	4.64	1,430	4.75	1,441	4.87	1,444	5.00
Consumer	1,111	6.08	1,105	6.20	1,112	6.32	1,147	6.47
Revolving home equity	465	4.24	467	4.27	468	4.24	475	4.28
Consumer credit card	734	11.62	735	11.59	743	11.13	775	10.92
Overdrafts	7	—	7	—	7	—	7	—
Total loans	9,106	5.01	9,094	5.07	9,261	5.12	9,434	5.15
Loans held for sale	37	2.55	42	2.57	52	2.37	58	2.08
Investment securities:
U.S. government & federal agency obligations	329	2.49	328	3.40	342	9.72	435	3.84
Government-sponsored enterprise obligations	305	1.93	262	2.92	235	2.23	209	2.07
State & municipal obligations(A)	1,239	4.16	1,185	4.20	1,160	4.75	1,113	4.63
Mortgage-backed securities	4,453	2.71	3,765	2.95	3,058	3.63	2,929	3.93
Asset-backed securities	2,646	1.12	2,403	1.15	2,403	1.31	2,321	1.44
Other marketable securities(A)	165	5.39	173	4.27	173	4.18	176	5.91
Trading securities(A)	20	2.87	21	2.52	20	2.78	19	2.88
Non-marketable securities(A)	110	10.81	110	6.59	105	6.24	104	7.04
Total investment securities	9,267	2.56	8,247	2.69	7,496	3.34	7,306	3.28
Short-term federal funds sold and securities purchased under agreements to resell	10.39		11.47		16.53		5.80
Long-term securities purchased under agreements to resell	850	1.97	850	1.83	804	1.58	568	1.54
Interest earning deposits with banks	123.25		326.26		180.25		146.25
Total interest earning assets	19,393	3.67	18,570	3.77	17,809	4.15	17,517	4.20
Allowance for loan losses	(186)		(190)		(193)		(196)
Unrealized gain on investment securities	189		186		147		129
Cash and due from banks	367		347		334		346
Land, buildings and equipment – net	370		375		379		385
Other assets	382		376		387		370
Total assets	$20,515		$19,664		$18,863		$18,551
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$529.17		$534.19		$538.14		$500.14
Interest checking and money market	8,068.29		7,756.32		7,581.33		7,399.37
Time open & C.D.’s under $100,000	1,186.75		1,231.78		1,324.90		1,426	1.06
Time open & C.D.’s $100,000 & over	1,368.59		1,373.62		1,466.67		1,434.76
Total interest bearing deposits	11,151.37		10,894.40		10,909.43		10,759.50
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,147.05		1,017.11		952.29		1,023.25
Other borrowings	112	3.26	112	3.28	112	3.29	112	3.30
Total borrowings	1,259.33		1,129.43		1,064.61		1,135.55
Total interest bearing liabilities	12,410.37%		12,023.40%		11,973.45%		11,894.51%
Non-interest bearing deposits	5,173		4,779		4,571		4,437
Other liabilities	790		729		208		168
Equity	2,142		2,133		2,111		2,052
Total liabilities and equity	$20,515		$19,664		$18,863		$18,551
Net interest margin (T/E)	$168		$164		$171		$167
Net yield on interest earning assets		3.44%		3.51%		3.85%		3.85%

(A)	Includes tax equivalent calculations.

	Year ended December 31, 2010
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$2,920	3.77%	$2,918	3.82%	$2,881	3.93%	$2,830	3.83%
Real estate – construction and land	498	4.17	530	4.00	568	3.90	634	4.01
Real estate – business	2,003	5.01	1,999	5.10	2,029	5.08	2,088	5.00
Real estate – personal	1,444	5.00	1,451	5.13	1,484	5.25	1,526	5.35
Consumer	1,191	6.61	1,234	6.65	1,270	6.72	1,307	6.94
Revolving home equity	483	4.31	485	4.32	483	4.32	488	4.31
Student	22	2.10	315	2.40	322	2.38	329	2.28
Consumer credit card	776	10.82	763	11.29	738	12.32	763	12.58
Overdrafts	8	—	7	—	7	—	8	—
Total loans	9,345	5.22	9,702	5.21	9,782	5.33	9,973	5.37
Loans held for sale	93	2.38	305	1.78	557	1.63	484	1.60
Investment securities:
U.S. government & federal agency obligations	436	2.32	437	1.07	443	3.43	439	1.99
Government-sponsored enterprise obligations	187	2.25	235	2.12	225	2.16	167	2.59
State & municipal obligations(A)	1,091	4.45	982	4.53	893	4.87	899	5.04
Mortgage-backed securities	2,905	3.89	2,998	3.44	2,609	4.36	2,771	4.45
Asset-backed securities	2,316	1.56	2,103	1.82	1,781	2.17	1,686	2.44
Other marketable securities(A)	177	5.01	183	5.18	193	4.55	181	4.67
Trading securities(A)	32	3.35	23	2.87	19	2.93	14	2.91
Non-marketable securities(A)	107	5.98	109	9.43	114	4.26	123	5.91
Total investment securities	7,251	3.15	7,070	3.05	6,277	3.67	6,280	3.81
Short-term federal funds sold and securities purchased under agreements to resell	5.61		7.69		7.76		7.84
Long-term securities purchased under agreements to resell	397	1.69	199	1.72	—	—	—	—
Interest earning deposits with banks	87.25		171.25		322.25		108.24
Total interest earning assets	17,178	4.22	17,454	4.19	16,945	4.49	16,852	4.64
Allowance for loan losses	(195)		(195)		(196)		(197)
Unrealized gain on investment securities	176		159		133		128
Cash and due from banks	365		367		378		364
Land, buildings and equipment – net	388		392		397		402
Other assets	383		444		401		413
Total assets	$18,295		$18,621		$18,058		$17,962
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$480.14		$482.16		$490.11		$461.10
Interest checking and money market	7,011.40		6,794.41		6,810.45		6,522.43
Time open & C.D.’s under $100,000	1,533	1.18	1,642	1.32	1,703	1.43	1,766	1.56
Time open & C.D.’s $100,000 & over	1,232.93		1,417.97		1,323	1.08	1,324	1.20
Total interest bearing deposits	10,256.57		10,335.62		10,326.67		10,073.72
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,125.12		1,024.23		1,027.32		1,166.29
Other borrowings	231	2.96	350	3.09	502	3.02	735	3.70
Total borrowings	1,356.61		1,374.96		1,529	1.21	1,901	1.61
Total interest bearing liabilities	11,612.57%		11,709.66%		11,855.74%		11,974.86%
Non-interest bearing deposits	4,346		4,192		4,042		3,872
Other liabilities	287		701		199		194
Equity	2,050		2,019		1,962		1,922
Total liabilities and equity	$18,295		$18,621		$18,058		$17,962
Net interest margin (T/E)	$166		$165		$168		$167
Net yield on interest earning assets		3.83%		3.75%		3.97%		4.03%

(A)	Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2011	For the Quarter Ended
(In thousands, except per share data)	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Interest income	$173,223	$170,835	$178,087	$175,826
Interest expense	(11,466)	(12,205)	(13,377)	(14,853)
Net interest income	161,757	158,630	164,710	160,973
Non-interest income	94,035	101,632	101,344	95,906
Investment securities gains, net	4,942	2,587	1,956	1,327
Salaries and employee benefits	(88,010)	(85,700)	(84,223)	(87,392)
Other expense	(68,020)	(68,046)	(69,290)	(66,568)
Provision for loan losses	(12,143)	(11,395)	(12,188)	(15,789)
Income before income taxes	92,561	97,708	102,309	88,457
Income taxes	(29,514)	(31,699)	(32,692)	(27,507)
Non-controlling interest	(1,543)	(657)	(583)	(497)
Net income attributable to Commerce Bancshares, Inc.	$61,504	$65,352	$69,034	$60,453
Net income per common share — basic*	$.69	$.72	$.76	$.66
Net income per common share — diluted*	$.69	$.72	$.75	$.66
Weighted average shares — basic*	88,394	89,477	90,866	90,791
Weighted average shares — diluted*	88,653	89,737	91,274	91,178

Year ended December 31, 2010	For the Quarter Ended
(In thousands, except per share data)	12/31/2010	9/30/2010	6/30/2010	3/31/2010
Interest income	$177,436	$178,916	$185,057	$188,069
Interest expense	(16,759)	(19,479)	(21,949)	(25,359)
Net interest income	160,677	159,437	163,108	162,710
Non-interest income	110,454	100,010	101,458	93,189
Investment securities gains (losses), net	1,204	16	660	(3,665)
Salaries and employee benefits	(86,562)	(85,442)	(87,108)	(87,438)
Other expense	(77,469)	(70,144)	(68,685)	(68,286)
Provision for loan losses	(21,647)	(21,844)	(22,187)	(34,322)
Income before income taxes	86,657	82,033	87,246	62,188
Income taxes	(24,432)	(26,012)	(27,428)	(18,377)
Non-controlling interest	(304)	(136)	(84)	359
Net income attributable to Commerce Bancshares, Inc.	$61,921	$55,885	$59,734	$44,170
Net income per common share — basic*	$.67	$.61	$.65	$.48
Net income per common share — diluted*	$.67	$.61	$.64	$.48
Weighted average shares — basic*	90,892	91,552	91,496	91,368
Weighted average shares — diluted*	91,274	91,938	91,932	91,866

Year ended December 31, 2009	For the Quarter Ended
(In thousands, except per share data)	12/31/2009	9/30/2009	6/30/2009	3/31/2009
Interest income	$194,999	$201,647	$198,992	$193,874
Interest expense	(30,496)	(38,108)	(41,547)	(43,859)
Net interest income	164,503	163,539	157,445	150,015
Non-interest income	102,519	102,414	98,363	92,963
Investment securities losses, net	(1,325)	(945)	(2,753)	(2,172)
Salaries and employee benefits	(85,480)	(87,267)	(86,279)	(86,753)
Other expense	(68,259)	(67,501)	(73,533)	(66,665)
Provision for loan losses	(41,002)	(35,361)	(41,166)	(43,168)
Income before income taxes	70,956	74,879	52,077	44,220
Income taxes	(21,493)	(23,415)	(15,257)	(13,592)
Non-controlling interest	159	185	148	208
Net income attributable to Commerce Bancshares, Inc.	$49,622	$51,649	$36,968	$30,836
Net income per common share — basic*	$.54	$.57	$.42	$.35
Net income per common share — diluted*	$.54	$.57	$.41	$.35
Weighted average shares — basic*	91,159	90,592	88,477	87,635
Weighted average shares — diluted*	91,551	90,946	88,778	87,987
* Restated for the 5% stock dividend distributed in 2011.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth on pages 45 through 46 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Kansas City, Missouri
February 22, 2012

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	(In thousands)
ASSETS
Loans	$9,177,478	$9,410,982
Allowance for loan losses	(184,532)	(197,538)
Net loans	8,992,946	9,213,444
Loans held for sale	31,076	63,751
Investment securities:
Available for sale ($418,046,000 and $429,439,000 pledged in 2011 and
2010, respectively, to secure structured repurchase agreements)	9,224,702	7,294,303
Trading	17,853	11,710
Non-marketable	115,832	103,521
Total investment securities	9,358,387	7,409,534
Short-term federal funds sold and securities purchased under agreements to resell	11,870	10,135
Long-term securities purchased under agreements to resell	850,000	450,000
Interest earning deposits with banks	39,853	122,076
Cash and due from banks	465,828	328,464
Land, buildings and equipment – net	360,146	383,397
Goodwill	125,585	125,585
Other intangible assets – net	7,714	10,937
Other assets	405,962	385,016
Total assets	$20,649,367	$18,502,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$5,377,549	$4,494,028
Savings, interest checking and money market	8,933,941	7,846,831
Time open and C.D.’s of less than $100,000	1,166,104	1,465,050
Time open and C.D.’s of $100,000 and over	1,322,289	1,279,112
Total deposits	16,799,883	15,085,021
Federal funds purchased and securities sold under agreements to repurchase	1,256,081	982,827
Other borrowings	111,817	112,273
Other liabilities	311,225	298,754
Total liabilities	18,479,006	16,478,875
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 89,277,398 and 86,788,322 shares in 2011 and 2010, respectively	446,387	433,942
Capital surplus	1,042,065	971,293
Retained earnings	575,419	555,778
Treasury stock of 217,755 and 61,839 shares in 2011 and 2010, respectively, at cost	(8,362)	(2,371)
Accumulated other comprehensive income	110,538	63,345
Total Commerce Bancshares, Inc. stockholders’ equity	2,166,047	2,021,987
Non-controlling interest	4,314	1,477
Total equity	2,170,361	2,023,464
Total liabilities and equity	$20,649,367	$18,502,339
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$463,511	$507,666	$556,404
Interest on loans held for sale	1,115	6,091	8,219
Interest on investment securities	219,348	212,697	223,860
Interest on short-term federal funds sold and securities purchased under agreements to resell	55	48	222
Interest on long-term securities purchased under agreements to resell	13,455	2,549	—
Interest on deposits with banks	487	427	807
Total interest income	697,971	729,478	789,512
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	25,856	29,298	31,431
Time open and C.D.’s of less than $100,000	11,352	22,871	51,982
Time open and C.D.’s of $100,000 and over	9,272	13,847	35,371
Interest on federal funds purchased and securities sold under agreements to repurchase	1,741	2,584	3,699
Interest on other borrowings	3,680	14,946	31,527
Total interest expense	51,901	83,546	154,010
Net interest income	646,070	645,932	635,502
Provision for loan losses	51,515	100,000	160,697
Net interest income after provision for loan losses	594,555	545,932	474,805
NON-INTEREST INCOME
Bank card transaction fees	157,077	148,888	122,124
Trust fees	88,313	80,963	76,831
Deposit account charges and other fees	82,651	92,637	106,362
Bond trading income	19,846	21,098	22,432
Consumer brokerage services	10,018	9,190	10,831
Loan fees and sales	7,580	23,116	21,273
Other	27,432	29,219	36,406
Total non-interest income	392,917	405,111	396,259
INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	2,190	13,058	(32,783)
Noncredit-related losses (reversals) on securities not expected to be sold	(4,727)	(18,127)	30,310
Net impairment losses	(2,537)	(5,069)	(2,473)
Realized gains (losses) on sales and fair value adjustments	13,349	3,284	(4,722)
Investment securities gains (losses), net	10,812	(1,785)	(7,195)
NON-INTEREST EXPENSE
Salaries and employee benefits	345,325	346,550	345,779
Net occupancy	46,434	46,987	45,925
Equipment	22,252	23,324	25,472
Supplies and communication	22,448	27,113	32,156
Data processing and software	68,103	67,935	61,789
Marketing	16,767	18,161	18,231
Deposit insurance	13,123	19,246	27,373
Debit overdraft litigation	18,300	—	—
Debt extinguishment	—	11,784	—
Indemnification obligation	(4,432)	(4,405)	(2,496)
Other	68,929	74,439	67,508
Total non-interest expense	617,249	631,134	621,737
Income before income taxes	381,035	318,124	242,132
Less income taxes	121,412	96,249	73,757
Net income	259,623	221,875	168,375
Less non-controlling interest expense (income)	3,280	165	(700)
NET INCOME ATTRIBUTABLE TO COMMERCE BANCSHARES, INC.	$256,343	$221,710	$169,075
Net income per common share - basic	$2.83	$2.41	$1.88
Net income per common share - diluted	$2.82	$2.40	$1.87
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$259,623	$221,875	$168,375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	51,515	100,000	160,697
Provision for depreciation and amortization	46,743	48,924	51,514
Amortization of investment security premiums, net	18,972	21,635	2,348
Deferred income tax benefit	(2,836)	(9,085)	(7,310)
Investment securities (gains) losses, net	(10,812)	1,785	7,195
Gain on sale of held to maturity student loans	—	(6,914)	—
Net gains on sales of loans held for sale	(2,040)	(10,402)	(12,201)
Proceeds from sales of loans held for sale	87,732	635,743	577,726
Originations of loans held for sale	(52,995)	(344,360)	(545,380)
Net (increase) decrease in trading securities	2,354	(928)	(14,014)
Stock-based compensation	4,731	6,021	6,642
(Increase) decrease in interest receivable	(2,010)	12,041	2,943
Decrease in interest payable	(4,598)	(9,462)	(18,574)
Increase (decrease) in income taxes payable	14,519	2,714	(3,067)
Net tax benefit related to equity compensation plans	(1,065)	(1,178)	(557)
Prepayment of FDIC insurance premiums	—	—	(63,739)
Other changes, net	(2,472)	2,768	(17,310)
Net cash provided by operating activities	407,361	671,177	295,288
INVESTING ACTIVITIES
Net cash and cash equivalents paid in dispositions	—	—	(3,494)
Proceeds from sales of available for sale securities	19,833	78,640	207,852
Proceeds from maturities/pay downs of available for sale securities	2,562,551	2,308,323	1,332,347
Purchases of available for sale securities	(4,517,463)	(3,217,600)	(4,078,962)
Net decrease in loans	168,983	644,314	999,086
Long-term securities purchased under agreements to resell	(500,000)	(450,000)	—
Repayments of long-term securities purchased under agreements to resell	100,000	—	—
Purchases of land, buildings and equipment	(21,332)	(18,528)	(29,247)
Sales of land, buildings and equipment	2,593	397	151
Net cash used in investing activities	(2,184,835)	(654,454)	(1,572,267)
FINANCING ACTIVITIES
Net increase in non-interest bearing, savings, interest checking and money market deposits	1,981,201	1,300,555	2,041,513
Net decrease in time open and C.D.’s	(255,769)	(469,557)	(693,941)
Long-term securities sold under agreements to repurchase	—	400,000	—
Repayment of long-term securities sold under agreements to repurchase	—	(500,000)	—
Net increase (decrease) in short-term federal funds purchased and securities sold under agreements to repurchase	273,254	(20,364)	76,654
Additional other long-term borrowings	—	—	100,000
Repayment of other long-term borrowings	(456)	(623,789)	(311,719)
Net decrease in other short-term borrowings	—	—	(800,000)
Purchases of treasury stock	(101,154)	(40,984)	(528)
Issuance of stock under open market stock sale program, stock purchase and equity compensation plans	15,349	11,310	103,641
Net tax benefit related to equity compensation plans	1,065	1,178	557
Cash dividends paid on common stock	(79,140)	(78,231)	(74,720)
Net cash provided by (used in) financing activities	1,834,350	(19,882)	441,457
Increase (decrease) in cash and cash equivalents	56,876	(3,159)	(835,522)
Cash and cash equivalents at beginning of year	460,675	463,834	1,299,356
Cash and cash equivalents at end of year	$517,551	$460,675	$463,834
Income tax payments, net	$106,653	$100,610	$82,900
Interest paid on deposits and borrowings	$56,499	$93,008	$172,608
Loans transferred to foreclosed real estate	$22,957	$16,440	$12,857
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance, December 31, 2008	$379,505	$621,458	$633,159	$(761)	$(56,729)	$2,835	$1,579,467
Net income			169,075			(700)	168,375
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					7,596		7,596
Change in unrealized gain (loss) on all other available for sale securities, net of tax					93,075		93,075
Change related to pension plan, net of tax					2,465		2,465
Total comprehensive income							271,511
Distributions to non-controlling interest						(458)	(458)
Purchase of treasury stock				(528)			(528)
Cash dividends paid ($.829 per share)			(74,720)				(74,720)
Net tax benefit related to equity compensation plans		557					557
Stock-based compensation		6,642					6,642
Issuance under stock purchase and equity compensation plans, net	1,910	3,127		451			5,488
Issuance of stock under open market sale program	14,474	83,679					98,153
5% stock dividend, net	19,748	139,027	(158,982)				(207)
Balance, December 31, 2009	415,637	854,490	568,532	(838)	46,407	1,677	1,885,905
Net income			221,710			165	221,875
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					14,243		14,243
Change in unrealized gain (loss) on all other available for sale securities, net of tax					1,813		1,813
Change related to pension plan, net of tax					882		882
Total comprehensive income							238,813
Distributions to non-controlling interest						(365)	(365)
Purchase of treasury stock				(40,984)			(40,984)
Cash dividends paid ($.853 per share)			(78,231)				(78,231)
Net tax benefit related to equity compensation plans		1,178					1,178
Stock-based compensation		6,021					6,021
Issuance under stock purchase and equity compensation plans, net	2,196	3,102		6,012			11,310
5% stock dividend, net	16,109	106,502	(156,233)	33,439			(183)
Balance, December 31, 2010	433,942	971,293	555,778	(2,371)	63,345	1,477	2,023,464
Net income			256,343			3,280	259,623
Change in unrealized gain (loss) related to available for sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings, net of tax					3,214		3,214
Change in unrealized gain (loss) on all other available for sale securities, net of tax					48,287		48,287
Change related to pension plan, net of tax					(4,308)		(4,308)
Total comprehensive income							306,816
Distributions to non-controlling interest						(443)	(443)
Purchase of treasury stock				(101,154)			(101,154)
Cash dividends paid ($.876 per share)			(79,140)				(79,140)
Net tax benefit related to equity compensation plans		1,065					1,065
Stock-based compensation		4,731					4,731
Issuance under stock purchase and equity compensation plans, net	2,539	4,061		8,749			15,349
5% stock dividend, net	9,906	60,915	(157,562)	86,414			(327)
Balance, December 31, 2011	$446,387	$1,042,065	$575,419	$(8,362)	$110,538	$4,314	$2,170,361
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
Commerce Bancshares, Inc. and its subsidiaries (the Company) conducts its principal activities from approximately 360 locations throughout Missouri, Illinois, Kansas, Oklahoma and Colorado. Principal activities include retail and commercial banking, investment management, securities brokerage, mortgage banking, credit related insurance and private equity investment activities.

Basis of Presentation
The Company follows accounting principles generally accepted in the United States of America (GAAP) and reporting practices applicable to the banking industry. The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. These estimates are based on information available to management at the time the estimates are made. While the consolidated financial statements reflect management’s best estimates and judgments, actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries (after elimination of all material intercompany balances and transactions). Certain amounts for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or total assets.

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

Non-Accrual Loans
Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Business, construction real estate, business real estate, and personal real estate loans that are contractually 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection. Consumer, revolving home equity and credit card loans are exempt under regulatory rules from being classified as non-accrual. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income, and the loan is charged off to the extent uncollectible. Principal and interest payments received on non-accrual loans are generally applied to principal. Interest is included in income only after all previous loan charge-offs have been recovered and is recorded only as received. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A six month history of sustained payment performance is generally required before reinstatement of accrual status.

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

Allowance/Provision for Loan Losses
The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of the balance sheet date, including losses on known or anticipated problem loans as well as for loans which are not currently known to require specific allowances. Management has established a process to determine the amount of the allowance for loan losses which assesses the risks and losses inherent in its portfolio. Business, construction real estate and business real estate loans are normally larger and more complex, and their collection rates are harder to predict. These loans are more likely to be collateral dependent and are allocated a larger reserve, due to their potential volatility. Personal real estate, credit card, consumer and revolving home equity loans are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Management’s process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of reserves needed for pools of loans.

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

Operating, Direct Financing and Sales Type Leases
The net investment in direct financing and sales type leases is included in loans on the Company’s consolidated balance sheets, and consists of the present values of the sum of the future minimum lease payments and estimated residual value of the leased asset. Revenue consists of interest earned on the net investment and is recognized over the lease term as a constant percentage return thereon. The net investment in operating leases is included in other assets on the Company’s consolidated balance sheets. It is carried at cost, less the amount depreciated to date. Depreciation is recognized, on the straight-line basis, over the lease term to the estimated residual value. Operating lease revenue consists of the contractual lease payments and is recognized over the lease term in other non-interest income. Estimated residual values are established at lease inception utilizing contract terms, past customer experience, and general market data and are reviewed and adjusted, if necessary, on an annual basis.

Investments in Debt and Equity Securities
The Company has classified the majority of its investment portfolio as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Changes in fair value, excluding certain losses associated with other-than-temporary impairment (OTTI), are reported in other comprehensive income (loss), a component of stockholders’ equity. Securities are periodically evaluated for OTTI in accordance with guidance provided in ASC 320-10-35. For securities with OTTI, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it likely that it will be required to sell the security before the anticipated recovery. If neither condition is met, but the Company does not expect to recover the amortized cost basis, the Company determines whether a credit loss has occurred, and the loss is then recognized in current earnings. The noncredit-related portion of the overall loss is reported in other comprehensive income (loss). Mortgage and asset-backed securities whose credit ratings are below AA at their purchase date are evaluated for OTTI under ASC 325-40-35, which requires evaluations for OTTI at purchase date and in subsequent periods. Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in Investment securities gains (losses), net in the consolidated statements of income. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is continually evaluated to determine the appropriate estimate of the future rate of prepayment. When a change in a bond's estimated remaining life is necessary, a corresponding adjustment is made in the related amortization of premium or discount accretion.

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

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase
The Company periodically enters into investments of securities under agreements to resell with large financial institutions. These agreements are accounted for as collateralized financing transactions. Securities pledged by the counterparties to secure these agreements are delivered to a third party custodian. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral, or the Company may return collateral pledged when appropriate to maintain full collateralization for these transactions. At December 31, 2011, the Company had entered into $850.0 million of long-term agreements to resell and had accepted securities valued at $894.4 million as collateral.
Securities sold under agreements to repurchase are offered to cash management customers as an automated, collateralized investment account and totaled $702.8 million at December 31, 2011. Securities sold are also used by the Bank to obtain additional borrowed funds at favorable rates, and at December 31, 2011, such securities sold totaled $400.0 million of long-term structured repurchase agreements. As of December 31, 2011, the Company had pledged $2.0 billion of available for sale securities as collateral for repurchase agreements.

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

Foreclosed Assets
Foreclosed assets consist of property that has been repossessed and is comprised of commercial and residential real estate and other non-real estate property, including auto and recreational and marine vehicles. The assets are initially recorded at fair value less estimated selling costs, with any valuation adjustments charged to the allowance for loan losses. Fair values are estimated primarily based on appraisals when available or quoted market prices of liquid assets. After their initial recognition, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell. Any resulting valuation adjustments, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense.

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

When facts and circumstances indicate potential impairment of amortizable intangible assets, the Company evaluates the recoverability of the asset carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. In these tests, the fair value of each reporting unit, or segment, is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount, and the impairment loss is measured by the excess of the carrying value over fair value. There has been no impairment resulting from goodwill impairment tests. However, adverse changes in the economic environment, operations of the reporting unit, or other factors could result in a decline in the implied fair value.

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

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective. At December 31, 2011, the Company had three interest rate swaps designated as fair value hedges. The Company performs quarterly assessments, using the regression method, to determine whether the hedging relationship has been highly effective in offsetting changes in fair values.

Derivative contracts are also offered to customers to assist in hedging their risks of adverse changes in interest rates and foreign exchange rates. The Company serves as an intermediary between its customers and the markets. Each contract between the Company and its customers is offset by a contract between the Company and various counterparties. These contracts do not qualify for hedge accounting. They are carried at fair value, with changes in fair value recorded in other non-interest income. As each customer contract is paired with an offsetting contract, the impact to net income is minimized.

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

Pension Plan
The Company’s pension plan is described in Note 9, Employee Benefit Plans. The funded status of the plan is recognized as an asset or liability in the balance sheet, and changes in that funded status are recognized in the year in which the changes occur through other comprehensive income. Plan assets and benefit obligations are measured as of fiscal year end. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Company monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated.

Stock-Based Compensation
The Company’s stock-based employee compensation plan is described in Note 10, Stock-Based Compensation and Directors Stock Purchase Plan. In accordance with the requirements of ASC 718-10-30-3 and 35-2, the Company measures the cost of stock-based compensation based on the grant-date fair value of the award, recognizing the cost over the requisite service period. The fair value of an award is estimated using the Black-Scholes option-pricing model. The expense recognized is based on an estimation of the number of awards for which the requisite service is expected to be rendered and is included in salaries and employee benefits in the accompanying consolidated statements of income.

Treasury Stock
Purchases of the Company’s common stock are recorded at cost. Upon re-issuance for acquisitions, exercises of stock-based awards or other corporate purposes, treasury stock is reduced based upon the average cost basis of shares held.

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options and stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s restricted share awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2011.

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held to maturity loan portfolio at December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Commercial:
Business	$2,808,265	$2,957,043
Real estate — construction and land	386,598	460,853
Real estate — business	2,180,100	2,065,837
Personal Banking:
Real estate — personal	1,428,777	1,440,386
Consumer	1,114,889	1,164,327
Revolving home equity	463,587	477,518
Consumer credit card	788,701	831,035
Overdrafts	6,561	13,983
Total loans	$9,177,478	$9,410,982

Loans to directors and executive officers of the Parent and its significant subsidiaries, and to their associates, are summarized as follows:

(In thousands)
Balance at January 1, 2011	$66,974
Additions	263,047
Amounts collected	(267,233)
Amounts written off	—
Balance, December 31, 2011	$62,788

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2011 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Iowa, Oklahoma, Colorado, Ohio, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Loan maturities, with the exception of residential mortgages, generally do not exceed five years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2011, unfunded loan commitments totaled $7.6 billion (which included $3.5 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2011, loans of $3.1 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.2 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases of $241.8 million and $243.5 million at December 31, 2011 and 2010, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $20.8 million and $25.4 million at December 31, 2011 and 2010, respectively. The net investment in operating leases amounted to $20.1 million and $10.8 million at December 31, 2011 and 2010, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Allowance for loan losses

A summary of the activity in the allowance for losses during the year ended December 31, 2011 follows:

(In thousands)	Commercial	Personal Banking	Total
Balance at January 1, 2011	$119,946	$77,592	$197,538
Provision for loan losses	18,052	33,463	51,515
Deductions:
Loans charged off	18,818	62,567	81,385
Less recoveries	3,317	13,547	16,864
Net loans charged off	15,501	49,020	64,521
Balance at December 31, 2011	$122,497	$62,035	$184,532

A summary of the activity in the allowance for losses during the years ended December 31, 2010 and 2009 follows:

(In thousands)	2010	2009
Balance at January 1	$194,480	$172,619
Provision for loan losses	100,000	160,697
Deductions:
Loan charged off	114,573	154,410
Less recoveries	17,631	15,574
Net loans charged off	96,942	138,836
Balance at December 31	$197,538	$194,480

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2011 and 2010, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

(In thousands)	Commercial	Personal Banking	Total
December 31, 2011
Allowance for loan losses:
Impaired loans	$6,668	$4,090	$10,758
All other loans	115,829	57,945	173,774
Loans outstanding:
Impaired loans	108,167	31,088	139,255
All other loans	5,266,796	3,771,427	9,038,223
December 31, 2010
Allowance for loan losses:
Impaired loans	$6,127	$3,243	$9,370
All other loans	113,819	74,349	188,168
Loans outstanding:
Impaired loans	118,532	26,828	145,360
All other loans	5,365,201	3,900,421	9,265,622

Impaired loans
The table below shows the Company’s investment in impaired loans at December 31, 2011 and 2010. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. They are largely comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These loans totaled $41.3 million at both December 31, 2011 and 2010. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $22.4 million at December 31, 2011 and $18.8 million at December 31, 2010.

(In thousands)	2011	2010
Non-accrual loans	$75,482	$85,275
Restructured loans (accruing)	63,773	60,085
Total impaired loans	$139,255	$145,360

The following table provides additional information about impaired loans held by the Company at December 31, 2011 and 2010, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized *
December 31, 2011
With no related allowance recorded:
Business	$19,759	$22,497	$—	$—
Real estate – construction and land	8,391	22,746	—	—
Real estate – business	6,853	9,312	—	—
Real estate – personal	793	793	—	—
	$35,796	$55,348	$—	$—
With an allowance recorded:
Business	$15,604	$19,286	$1,500	$284
Real estate – construction and land	37,387	47,516	2,580	947
Real estate – business	20,173	24,799	2,588	327
Real estate – personal	7,867	10,671	795	37
Consumer credit card	22,428	22,428	3,295	2,016
	$103,459	$124,700	$10,758	$3,611
Total	$139,255	$180,048	$10,758	$3,611
December 31, 2010
With no related allowance recorded:
Business	$3,544	$5,095	$—	$—
Real estate – construction and land	30,979	55,790	—	—
Real estate – business	4,245	5,295	—	—
Real estate – personal	755	755	—	—
	$39,523	$66,935	$—	$—
With an allowance recorded:
Business	$18,464	$21,106	$1,665	$395
Real estate – construction and land	39,719	52,587	2,538	756
Real estate – business	21,581	25,713	1,924	387
Real estate – personal	7,294	9,489	936	25
Consumer credit card	18,779	18,779	2,307	1,304
	$105,837	$127,674	$9,370	$2,867
Total	$145,360	$194,609	$9,370	$2,867
* Represents interest income recognized during the respective years on impaired loans held at December 31, 2011 and December 31, 2010. Interest shown is interest recognized on accruing restructured loans as noted above.

Total average impaired loans, shown in the table below, were $143.3 million during 2011, compared to total average impaired loans of $173.0 million during 2010 and $160.6 million during 2009.

(In thousands)	Commercial	Personal Banking	Total
Average impaired loans:
Non-accrual loans	$70,053	$7,121	$77,174
Restructured loans (accruing)	43,575	22,583	66,158
Average impaired loans during 2011	$113,628	$29,704	$143,332

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2011 and 2010.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2011
Commercial:
Business	$2,777,578	$4,368	$595	$25,724	$2,808,265
Real estate – construction and land	362,592	1,113	121	22,772	386,598
Real estate – business	2,151,822	8,875	29	19,374	2,180,100
Personal Banking:
Real estate – personal	1,406,449	11,671	3,045	7,612	1,428,777
Consumer	1,096,742	15,917	2,230	—	1,114,889
Revolving home equity	461,941	1,003	643	—	463,587
Consumer credit card	769,922	10,484	8,295	—	788,701
Overdrafts	6,173	388	—	—	6,561
Total	$9,033,219	$53,819	$14,958	$75,482	$9,177,478
December 31, 2010
Commercial:
Business	$2,927,403	$19,853	$854	$8,933	$2,957,043
Real estate – construction and land	400,420	7,464	217	52,752	460,853
Real estate – business	2,040,794	8,801	—	16,242	2,065,837
Personal Banking:
Real estate – personal	1,413,905	15,579	3,554	7,348	1,440,386
Consumer	1,145,561	15,899	2,867	—	1,164,327
Revolving home equity	475,764	929	825	—	477,518
Consumer credit card	806,373	12,513	12,149	—	831,035
Overdrafts	13,555	428	—	—	13,983
Total	$9,223,775	$81,466	$20,466	$85,275	$9,410,982

Credit quality
The following table provides information about the credit quality of the Commercial loan portfolio, using the Company’s internal rating system as an indicator. The information below was updated as of December 31, 2011 and 2010 for this indicator. The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment, as discussed in Note 1.

	Commercial Loans
(In thousands)	Business	Real Estate -Construction	Real Estate - Business	Total
December 31, 2011
Pass	$2,669,868	$304,408	$1,994,391	$4,968,667
Special mention	37,460	4,722	52,683	94,865
Substandard	75,213	54,696	113,652	243,561
Non-accrual	25,724	22,772	19,374	67,870
Total	$2,808,265	$386,598	$2,180,100	$5,374,963
December 31, 2010
Pass	$2,801,328	$327,167	$1,878,005	$5,006,500
Special mention	67,142	29,345	77,527	174,014
Substandard	79,640	51,589	94,063	225,292
Non-accrual	8,933	52,752	16,242	77,927
Total	$2,957,043	$460,853	$2,065,837	$5,483,733

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above Delinquency section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a person's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are approximately $372 million in consumer and personal real estate loans, or 9.8% of the Personal Banking portfolio, for which FICO scores are not obtained because they are related to commercial activity. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2011 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2011
FICO score:
Under 600	3.4%	8.4%	2.6%	4.9%
600 – 659	4.1	11.0	4.9	11.2
660 – 719	12.2	23.2	15.1	31.0
720 – 780	29.2	26.0	26.3	29.0
Over 780	51.1	31.4	51.1	23.9
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned above, the Company's impaired loans include loans which have been classified as troubled debt restructurings. The majority of troubled debt restructurings are classified as such upon renewal when the contractual interest rate of the new loan, which may be greater or less than the rate on the previous loan, was not judged to be a market rate for debt with similar risk. As a result, the financial effects of the modifications cannot readily be quantified. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the modified terms will be collected. Other restructured loans consist mainly of performing commercial loans and consumer credit loans under debt management programs, as mentioned above. The table below shows the outstanding balance of loans classified as troubled debt restructurings at December 31, 2011, in addition to the period end balances of restructured loans which the Company considers to have been in default at any time during the previous twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2011	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$19,821	$—
Real estate – construction and land	39,677	9,736
Real estate – business	12,992	1,595
Personal Banking:
Real estate – personal	3,031	—
Consumer credit card	22,428	6,333
Total restructured loans	$97,949	$17,664

The determination of the allowance for loan losses related to troubled debt restructurings depends on the collectability of principal and interest, according to the repayment terms. As mentioned above, the majority of troubled debt restructurings were classified as such when the loans were renewed at an interest rate not judged to be market, and as such, the modified terms did not change estimated collectability under the terms of the contract. The allowance for loan losses for troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings. Those restructured loans which management expects to collect under contractual terms and which are maintained on accruing status, are generally risk-rated as substandard. The allowance for loan losses related to accruing restructured loans is determined by collective evaluation because the loans have similar risk characteristics. Collective evaluation, which is the same process used for other substandard loans, considers historical loss experience and current economic factors.

If a troubled debt restructuring defaults and is already on non-accrual status, the allowance for loan loss continues to be determined based on individual evaluation, using discounted expected cash flows or the fair value of collateral. If a substandard, accruing, troubled debt restructuring defaults, the loan's risk rating is downgraded to non-accrual status, and the loan's related allowance for loan loss is determined based on individual evaluation.

The Company had commitments of $10.3 million at December 31, 2011 to lend additional funds to borrowers with restructured loans.

Loans held for sale
In addition to the portfolio of loans which are intended to be held to maturity, the Company historically originates loans which it intends to sell in secondary markets. Loans classified as held for sale primarily consist of loans originated to students while attending colleges and universities. Most of this portfolio was sold in 2010 under contracts with the Federal Department of Education and various student loan agencies. Significant future student loan originations are not anticipated, because under statutory requirements effective July 1, 2010, the Company is prohibited from making federally guaranteed student loans. Also included as held for sale are certain fixed rate residential mortgage loans which are sold in the secondary market, generally within three months of origination. The following table presents information about loans held for sale, including an impairment valuation allowance resulting from declines in fair value below cost, which is further discussed in Note 15 on Fair Value Measurements.

(In thousands)	2011	2010
Balance outstanding at end of year:
Student loans, at cost	$28,706	$53,901
Residential mortgage loans, at cost	2,545	10,419
Valuation allowance on student loans	(175)	(569)
Total loans held for sale, at lower of cost or fair value	$31,076	$63,751
Net gains on sales:
Student loans	$531	$8,398
Residential mortgage loans	1,509	2,004
Total gains on sales of loans held for sale, net	$2,040	$10,402

The Company’s holdings of foreclosed real estate totaled $18.3 million and $12.0 million at December 31, 2011 and 2010, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $4.2 million and $10.4 million at December 31, 2011 and 2010, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated selling costs.

3. Investment Securities

Investment securities, at fair value, consisted of the following at December 31, 2011 and 2010.

(In thousands)	2011	2010
Available for sale:
U.S. government and federal agency obligations	$364,665	$455,537
Government-sponsored enterprise obligations	315,698	201,895
State and municipal obligations	1,245,284	1,119,485
Agency mortgage-backed securities	4,106,059	2,491,199
Non-agency mortgage-backed securities	316,902	455,790
Asset-backed securities	2,693,143	2,354,260
Other debt securities	141,260	176,964
Equity securities	41,691	39,173
Total available for sale	9,224,702	7,294,303
Trading	17,853	11,710
Non-marketable	115,832	103,521
Total investment securities	$9,358,387	$7,409,534
Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for borrowing and regulatory purposes, which totaled $45.3 million and $45.2 million at December 31, 2011 and December 31, 2010, respectively. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $70.5 million and $58.2 million at December 31, 2011 and December 31, 2010, respectively. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of December 31, 2011 is shown below. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2011. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities which have no guarantee, but are collateralized by residential mortgages. Also included are certain other asset-backed securities, primarily collateralized by credit cards, automobiles and commercial loans. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
Within 1 year	$7,753	$8,010	5.42%
After 1 but within 5 years	158,173	173,356	1.64
After 5 but within 10 years	162,604	183,299	1.49
Total U.S. government and federal agency obligations	328,530	364,665	1.65
Government-sponsored enterprise obligations:
Within 1 year	56,255	56,683	2.62
After 1 but within 5 years	130,587	133,969	1.85
After 5 but within 10 years	37,274	37,435	1.66
After 10 years	87,413	87,611	1.94
Total government-sponsored enterprise obligations	311,529	315,698	1.99
State and municipal obligations:
Within 1 year	104,945	106,281	3.44
After 1 but within 5 years	513,033	529,531	2.75
After 5 but within 10 years	375,836	390,333	3.00
After 10 years	227,026	219,139	2.27
Total state and municipal obligations	1,220,840	1,245,284	2.79
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,989,464	4,106,059	3.07
Non-agency mortgage-backed securities	315,752	316,902	6.10
Asset-backed securities	2,692,436	2,693,143	1.12
Total mortgage and asset-backed securities	6,997,652	7,116,104	2.46
Other debt securities:
Within 1 year	63,547	64,266
After 1 but within 5 years	71,643	76,994
Total other debt securities	135,190	141,260
Equity securities	18,354	41,691
Total available for sale investment securities	$9,012,095	$9,224,702

Included in U.S. government securities are U.S. Treasury inflation-protected securities, which totaled $356.5 million, at fair value, at December 31, 2011. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $135.6 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates. Equity securities are primarily comprised of investments in common stock held by the Parent, which totaled $26.7 million, at fair value, at December 31, 2011.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. government and federal agency obligations	$328,530	$36,135	$—	$364,665
Government-sponsored enterprise obligations	311,529	4,169	—	315,698
State and municipal obligations	1,220,840	35,663	(11,219)	1,245,284
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,989,464	117,088	(493)	4,106,059
Non-agency mortgage-backed securities	315,752	8,962	(7,812)	316,902
Asset-backed securities	2,692,436	7,083	(6,376)	2,693,143
Total mortgage and asset-backed securities	6,997,652	133,133	(14,681)	7,116,104
Other debt securities	135,190	6,070	—	141,260
Equity securities	18,354	23,337	—	41,691
Total	$9,012,095	$238,507	$(25,900)	$9,224,702
December 31, 2010
U.S. government and federal agency obligations	$434,878	$20,659	$—	$455,537
Government-sponsored enterprise obligations	200,061	2,364	(530)	201,895
State and municipal obligations	1,117,020	19,108	(16,643)	1,119,485
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,437,123	57,516	(3,440)	2,491,199
Non-agency mortgage-backed securities	459,363	10,940	(14,513)	455,790
Asset-backed securities	2,342,866	12,445	(1,051)	2,354,260
Total mortgage and asset-backed securities	5,239,352	80,901	(19,004)	5,301,249
Other debt securities	165,883	11,081	—	176,964
Equity securities	7,569	31,604	—	39,173
Total	$7,164,763	$165,717	$(36,177)	$7,294,303

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2011, the fair value of securities on this watch list was $220.9 million.

As of December 31, 2011, the Company had recorded OTTI on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $124.8 million. The credit portion of the impairment totaled $10.1 million and was recorded in earnings. The noncredit-related portion of the impairment totaled $7.0 million on a pre-tax basis, and has been recognized in accumulated other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	1% - 25%
Projected cumulative default	11% - 56%
Credit support	0% - 18%
Loss severity	33% - 57%

The following table shows changes in the credit losses recorded in current earnings, for which a portion of an OTTI was recognized in other comprehensive income.

(In thousands)	2011	2010	2009
Balance at January 1	$7,542	$2,473	$—
Credit losses on debt securities for which impairment was not previously recognized	170	353	3,619
Credit losses on debt securities for which impairment was previously recognized	2,368	4,716	—
Credit losses reversed on securities sold	—	—	(1,146)
Increase in expected cash flows that are recognized over remaining life of security	(149)	—	—
Balance at December 31	$9,931	$7,542	$2,473

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes securities for which a portion of an OTTI has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
State and municipal obligations	$65,962	$712	$110,807	$10,507	$176,769	$11,219
Mortgage and asset-backed securities:
Agency mortgage-backed securities	72,019	493	—	—	72,019	493
Non-agency mortgage-backed securities	23,672	784	118,972	7,028	142,644	7,812
Asset-backed securities	1,236,526	4,982	87,224	1,394	1,323,750	6,376
Total mortgage and asset-backed securities	1,332,217	6,259	206,196	8,422	1,538,413	14,681
Total	$1,398,179	$6,971	$317,003	$18,929	$1,715,182	$25,900
December 31, 2010
Government-sponsored enterprise obligations	$10,850	$530	$—	$—	$10,850	$530
State and municipal obligations	345,775	7,470	82,269	9,173	428,044	16,643
Mortgage and asset-backed securities:
Agency mortgage-backed securities	660,326	3,440	—	—	660,326	3,440
Non-agency mortgage-backed securities	15,893	36	170,545	14,477	186,438	14,513
Asset-backed securities	487,822	1,029	24,928	22	512,750	1,051
Total mortgage and asset-backed securities	1,164,041	4,505	195,473	14,499	1,359,514	19,004
Total	$1,520,666	$12,505	$277,742	$23,672	$1,798,408	$36,177

The total available for sale portfolio consisted of approximately 1,500 individual securities at December 31, 2011. The portfolio included 213 securities, having an aggregate fair value of $1.7 billion, that were in a loss position at December 31, 2011. Securities identified as other-than-temporarily impaired which have been in a loss position for 12 months or longer totaled $105.4 million at fair value, or 1.1% of the total available for sale portfolio value. Securities with temporary impairment which have been in a loss position for 12 months or longer totaled $211.6 million, or 2.3% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $11.2 million at December 31, 2011. Of these losses, $11.0 million related to auction rate securities, which are discussed above, and $206 thousand related to other state and municipal obligations. This portfolio, excluding auction rate securities, totaled $1.1 billion at fair value, or 12.0% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the largest holdings, by state and economic sector, is shown in the table below.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At December 31, 2011
Texas	11.3%	5.2	Aa1
Florida	8.6	4.7	Aa3
Washington	6.4	3.9	Aa2
Ohio	4.8	5.2	Aa2
Illinois	4.8	5.6	Aa3
General obligation	24.8%	4.3	Aa2
Housing	20.5	4.6	Aa1
Transportation	15.8	3.9	Aa3
Lease	13.4	3.7	Aa3
Limited Tax	5.9	5.1	Aa1

The credit ratings (Moody’s rating or equivalent) at December 31, 2011 in the state and municipal bond portfolio (excluding auction rate securities) are shown in the following table.

% of Portfolio
Aaa	14.9%
Aa	67.2
A	14.9
Baa	1.3
Not rated	1.7
100.0%

The remaining unrealized losses on the Company’s investments, as shown in the preceding tables, are largely contained in the portfolio of non-agency mortgage-backed and other asset-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying collateral. While virtually all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, changes in interest rates, the adverse housing market, liquidity pressures and overall economic climate has resulted in a decline in fair values for certain of these securities. Also, as mentioned above, the Company maintains a watch list comprised mainly of these securities and has recorded OTTI losses on certain securities.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

(In thousands)	2011	2010	2009
Proceeds from sales of available for sale securities	$11,202	$78,448	$202,544
Proceeds from sales of non-marketable securities	8,631	192	5,308
Total proceeds	$19,833	$78,640	$207,852
Available for sale:
Gains realized on sales	$177	$3,639	$10,311
Losses realized on sales	—	(151)	(9,989)
Other-than-temporary impairment recognized on debt securities	(2,537)	(5,069)	(2,473)
Non-marketable:
Gains realized on sales	2,388	52	1,087
Losses realized on sales	—	—	(170)
Fair value adjustments, net	10,784	(256)	(5,961)
Investment securities gains (losses), net	$10,812	$(1,785)	$(7,195)

Investment securities with a fair value of $4.3 billion and $3.6 billion were pledged at December 31, 2011 and 2010, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $418.0 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Land, Buildings and Equipment
Land, buildings and equipment consist of the following at December 31, 2011 and 2010:

(In thousands)	2011	2010
Land	$100,748	$107,906
Buildings and improvements	517,691	512,826
Equipment	223,548	222,606
Total	841,987	843,338
Less accumulated depreciation and amortization	481,841	459,941
Net land, buildings and equipment	$360,146	$383,397

Depreciation expense of $34.5 million, $35.1 million and $37.0 million for 2011, 2010 and 2009, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $17.7 million, $18.5 million and $18.6 million for 2011, 2010 and 2009, respectively, was included in occupancy expense and equipment expense. Interest expense capitalized on construction projects in the past three years has not been significant.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2011				December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$25,720	$(18,750)	$—	$6,970	$25,720	$(16,108)	$—	$9,612
Mortgage servicing rights	3,097	(1,926)	(427)	744	3,082	(1,572)	(185)	1,325
Total	$28,817	$(20,676)	$(427)	$7,714	$28,802	$(17,680)	$(185)	$10,937

The carrying amount of goodwill and its allocation among segments at year end is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2011, 2010 or 2009. Further, the regular annual review on January 1, 2012 revealed no impairment as of that date.

(In thousands)	Consumer Segment	Commercial Segment	Wealth Segment	Total Goodwill
Balance at December 31, 2011	$67,765	$57,074	$746	$125,585

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2011 and 2010 are shown in the following table.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2009	$125,585	$12,754	$1,579
Originations	—	—	184
Amortization	—	(3,142)	(366)
Impairment	—	—	(72)
Balance at December 31, 2010	125,585	9,612	1,325
Originations	—	—	15
Amortization	—	(2,642)	(354)
Impairment	—	—	(242)
Balance at December 31, 2011	$125,585	$6,970	$744
Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At December 31, 2011, temporary impairment of $427 thousand had been recognized. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 15 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $3.5 million and $4.0 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2011. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2012	$2,322
2013	1,772
2014	1,289
2015	942
2016	628

6. Deposits
At December 31, 2011, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)
Due in 2012	$1,873,682
Due in 2013	364,343
Due in 2014	81,204
Due in 2015	71,225
Due in 2016	97,860
Thereafter	79
Total	$2,488,393

The following table shows a detailed breakdown of the maturities of time open and certificates of deposit, by size category, at December 31, 2011.

(In thousands)	Certificates of Deposit under $100,000	Other Time Deposits under $100,000	Certificates of Deposit over $100,000	Other Time Deposits over $100,000	Total
Due in 3 months or less	$199,626	$56,576	$396,840	$42,332	$695,374
Due in over 3 through 6 months	221,933	36,415	253,528	34,992	546,868
Due in over 6 through 12 months	273,537	51,541	227,782	78,580	631,440
Due in over 12 months	241,879	84,597	269,811	18,424	614,711
Total	$936,975	$229,129	$1,147,961	$174,328	$2,488,393

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2011 totaled $47.3 million.

7. Borrowings
The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year).

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2011	.1%	.1%	$635,009	$1,002,092	$856,081
2010	.1	.1	624,847	1,130,555	582,827
2009	.1	.1	468,643	674,121	603,191

Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally mature within 90 days. Short-term repurchase agreements at December 31, 2011 were comprised of non-insured customer funds totaling $702.8 million, which were secured by a portion of the Company’s investment portfolio.

Long-term borrowings of the Company consisted of the following at December 31, 2011:

(Dollars in thousands)	Borrower	Maturity Date	Year End Weighted Rate	Year End Balance
FHLB advances	Subsidiary bank	2012	4.6%	$460
		2013-16	4.9	3,842
		2017	3.5	100,000
Structured repurchase agreements	Subsidiary bank	2013-14.0		400,000
Structured note payable	Private equity subsidiary	2012	.0	7,515
Total				$511,817

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. Total outstanding advances at December 31, 2011 were $104.3 million. All of the outstanding advances have fixed interest rates and contain prepayment penalties. The FHLB has also issued letters of credit, totaling $169.5 million at December 31, 2011, to secure the Company’s obligations to certain depositors of public funds.

Structured repurchase agreements totaled $400.0 million at December 31, 2011. These borrowings have floating interest rates based upon various published constant maturity swap (CMS) rates and will mature in 2013 and 2014. They are secured by agency mortgage-backed and U.S. government securities in the Company's investment portfolio. As of year end, the majority of the agreements did not bear interest because of low CMS rates.

Other long-term debt includes $7.5 million borrowed from third-party insurance companies by a private equity subsidiary, a Missouri Certified Capital Company, to support its investment activities. Because the insurance companies receive tax credits, the borrowings do not bear interest. This debt is secured by assets of the subsidiary and guaranteed by the Parent, evidenced by letters of credit from the Bank.

8. Income Taxes
The components of income tax expense (benefit) from operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2011:
U.S. federal	$113,920	$(2,720)	$111,200
State and local	10,328	(116)	10,212
	$124,248	$(2,836)	$121,412
Year ended December 31, 2010:
U.S. federal	$98,592	$(6,612)	$91,980
State and local	6,742	(2,473)	4,269
	$105,334	$(9,085)	$96,249
Year ended December 31, 2009:
U.S. federal	$77,753	$(6,719)	$71,034
State and local	3,314	(591)	2,723
	$81,067	$(7,310)	$73,757

The components of income tax expense recorded directly to stockholders’ equity for the years ended December 31, 2011, 2010 and 2009 were as follows:

(In thousands)	2011	2010	2009
Unrealized gain on securities available for sale	$31,565	$9,841	$61,701
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,065)	(1,201)	(557)
Accumulated pension (benefit) loss	(2,641)	327	1,476
Income tax expense allocated to stockholders’ equity	$27,859	$8,967	$62,620

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Deferred tax assets:
Loans, principally due to allowance for loan losses	$86,677	$90,875
Equity-based compensation	13,218	13,707
Accrued expenses	17,652	8,886
Deferred compensation	5,739	5,374
Other	14,445	9,135
Total deferred tax assets	137,731	127,977
Deferred tax liabilities:
Unrealized gain on securities available for sale	80,790	49,225
Equipment lease financing	48,451	47,976
Land, buildings and equipment	19,116	20,579
Intangibles	4,642	4,700
Accretion on investment securities	6,877	3,922
Prepaid expenses	2,861	2,775
Other	4,823	2,541
Total deferred tax liabilities	167,560	131,718
Net deferred tax asset (liability)	$(29,829)	$(3,741)

The Company acquired a federal net operating loss (NOL) carryforward of approximately $4.3 million in connection with a 2003 acquisition. The NOL carryforward will begin to expire in 2021 if it cannot be utilized. At December 31, 2011, the tax benefit related to the remaining NOL carryforward was $269 thousand. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35 percent and the Company’s actual income tax expense for 2011, 2010 and 2009 is as follows:

(In thousands)	2011	2010	2009
Computed “expected” tax expense	$132,214	$111,286	$84,991
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(14,815)	(12,745)	(11,813)
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,058)	(1,096)	(1,087)
State and local income taxes, net of federal tax benefit	6,638	2,775	1,770
Other	(1,567)	(3,971)	(104)
Total income tax expense	$121,412	$96,249	$73,757

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company recorded tax benefits related to interest and penalties of $1 thousand, $68 thousand and $156 thousand in 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, liabilities for interest and penalties were $258 thousand and $268 thousand, respectively.

As of December 31, 2011 and 2010, the gross amount of unrecognized tax benefits was $1.6 million, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.0 million and $1.1 million, respectively. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2008 through 2011 remain open to examination for U.S. federal income tax. Tax years 2008 through 2011 remain open to examination in major state taxing jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2011 and 2010 was as follows:

(In thousands)	2011	2010
Unrecognized tax benefits at beginning of year	$1,613	$2,714
Gross increases – tax positions in prior period	12	166
Gross decreases – tax positions in prior period	(8)	(1,044)
Gross increases – current-period tax positions	292	328
Settlements	—	(251)
Lapse of statute of limitations	(325)	(300)
Unrecognized tax benefits at end of year	$1,584	$1,613

9. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401K) plan, under which the Company makes matching contributions.

(In thousands)	2011	2010	2009
Payroll taxes	$20,703	$20,226	$20,587
Medical plans	16,350	18,248	20,164
401K plan	11,728	11,448	9,771
Pension plans	994	1,815	3,023
Other	2,232	2,138	1,945
Total employee benefits	$52,007	$53,875	$55,490

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

Effective January 1, 2005, substantially all benefits accrued under the pension plan were frozen. With this change, certain annual salary credits to pension accounts were discontinued, however, the accounts continue to accrue interest at a stated annual rate. Enhancements were then made to the 401K plan, which have increased employer contributions to the 401K plan. Enhancements were also made to the CERP, providing credits based on hypothetical contributions in excess of those permitted under the 401K plan. Effective January 1, 2011, all remaining benefits accrued under the pension plan were frozen.

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made no contributions to the defined benefit pension plan in 2011 and the minimum required contribution for 2012 is expected to be zero. The Company does not expect to make any further contributions other than the necessary funding contributions to the CERP. Contributions to the CERP were $18 thousand, $10 thousand and $10 thousand during fiscal 2011, 2010 and 2009, respectively.

Benefit obligations of the CERP at the December 31, 2011 and 2010 valuation dates are shown in the table immediately below. In all other tables presented, the pension plan and the CERP are presented on a combined basis.

(In thousands)	2011	2010
Projected benefit obligation	$3,263	$2,829
Accumulated benefit obligation	$3,263	$2,829

The following items are components of the net pension cost for the years ended December 31, 2011, 2010 and 2009.

(In thousands)	2011	2010	2009
Service cost-benefits earned during the year	$406	$716	$683
Interest cost on projected benefit obligation	5,366	5,505	5,473
Expected return on plan assets	(6,727)	(6,614)	(6,123)
Amortization of unrecognized net loss	1,949	2,208	2,990
Net periodic pension cost	$994	$1,815	$3,023

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2011 and 2010.

(In thousands)	2011	2010
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$103,857	$98,148
Service cost	406	716
Interest cost	5,366	5,505
Benefits paid	(4,766)	(4,768)
Actuarial (gain) loss	5,323	4,256
Projected benefit obligation at valuation date	110,186	103,857
Change in plan assets
Fair value of plan assets at prior valuation date	98,824	93,498
Actual return (loss) on plan assets	3,152	10,084
Employer contributions	18	10
Benefits paid	(4,766)	(4,768)
Fair value of plan assets at valuation date	97,228	98,824
Funded status and net amount recognized at valuation date	$(12,958)	$(5,033)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $110.2 million and $103.9 million for the combined plans on December 31, 2011 and 2010, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2011 and 2010 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2011	2010
Prior service credit (cost)	$—	$—
Accumulated loss	(34,355)	(27,406)
Accumulated other comprehensive loss	(34,355)	(27,406)
Cumulative employer contributions in excess of net periodic benefit cost	21,397	22,373
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(12,958)	$(5,033)
Net gain (loss) arising during period	$(8,898)	$(786)
Amortization of net loss	1,949	2,208
Total recognized in other comprehensive income	$(6,949)	$1,422
Total expense recognized in net periodic pension cost and other comprehensive income	$(7,943)	$(393)

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic pension cost in 2012 is $2.9 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2011	2010	2009
Determination of benefit obligation at year end:
Discount rate	4.80%	5.40%	5.75%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Discount rate	5.40%	5.75%	6.00%
Long-term rate of return on assets	7.00%	7.25%	7.25%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2011 and 2010. Information about the valuation techniques and inputs used to measure fair value are provided in Note 15 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Assets:
Cash	$164	$164	$—	$—
U.S. government obligations	4,863	4,863	—	—
Government-sponsored enterprise obligations (a)	9,749	—	9,749	—
State and municipal obligations	5,005	—	5,005	—
Agency mortgage-backed securities (b)	4,480	—	4,480
Non-agency mortgage-backed securities	6,908	—	6,908	—
Asset-backed securities	8,085	—	8,085	—
Corporate bonds (c)	22,700	—	22,700	—
International bonds	3,169	—	3,169	—
Equity securities and mutual funds: (d)
U.S. large-cap	13,928	13,928	—	—
U.S. mid-cap	8,250	8,250	—	—
U.S. small-cap	3,348	3,348	—	—
International developed markets	1,184	1,184	—	—
Emerging markets	1,569	1,569	—	—
Money market funds	3,826	3,826	—	—
Total	$97,228	$37,132	$60,096	$—
December 31, 2010
Assets:
Cash	$22	$22	$—	$—
U.S. government obligations	3,964	3,964	—	—
Government-sponsored enterprise obligations (a)	9,771	—	9,771	—
State and municipal obligations	3,644	—	3,644	—
Agency mortgage-backed securities (b)	5,848	—	5,848
Non-agency mortgage-backed securities	7,802	—	7,802	—
Asset-backed securities	6,060	—	6,060	—
Corporate bonds (c)	19,676	—	19,676	—
International bonds	2,274	—	2,274	—
Equity securities and mutual funds: (d)
U.S. large-cap	17,806	17,806	—	—
U.S. mid-cap	8,849	8,849	—	—
U.S. small-cap	3,344	3,344	—	—
International developed markets	1,951	1,951	—	—
Emerging markets	2,771	2,771	—	—
Money market funds	5,042	5,042	—	—
Total	$98,824	$43,749	$55,075	$—

(a)
This category represents bonds (excluding mortgage-backed securities) issued by agencies such as the Federal Home Loan Bank, the Federal Home Loan Mortgage Corp and the Federal National Mortgage Association.

(b)	This category represents mortgage-backed securities issued by the agencies mentioned in (a).

(c)	This category represents investment grade bonds of U.S. issuers from diverse industries.

(d)
This category represents investments in individual common stocks and equity funds. The majority of these investments are in equity mutual funds, which have diversified investment holdings as of December 31, 2011 across the financial services, industrial materials, technology, consumer goods, healthcare, and energy sectors.

The investment policy of the pension plan is designed for growth in value within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines regarding the types of investments held that may change from time to time, currently including items such as holding bonds rated investment grade or better, and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2011. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The discount rate selected at December 31, 2011 and 2010 was based on matching the Company's estimated plan cash flows to a yield curve derived from a portfolio of corporate bonds rated AA by Moody's. This method is more specific to the Company's plan compared to the method used to select the rate in 2009 and previous years, which was based on a review of various published bond indices.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2011 pension plan expense was 7.00%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The average 10-year annualized return for the Company’s pension plan was 6.1%. During 2011, the plan’s rate of return was 3.8%, compared to 11.0% in 2010. Because a portion of the plan’s investments are equity securities, the actual return for any one plan year is affected by changes in the stock market. Due to higher anticipated amortization of investment losses and the effect of a lower discount rate in 2012, the Company expects to incur pension expense of $1.9 million in 2012, compared to $994 thousand in 2011.

The following future benefit payments are expected to be paid:

(In thousands)
2012	$6,018
2013	6,278
2014	6,529
2015	6,753
2016	6,968
2017-2021	36,019

10. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. At December 31, 2011, 3,119,281 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $4.7 million, $6.0 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.8 million, $2.2 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2011 and 2010, stock-based compensation was issued solely in the form of nonvested stock awards. Nonvested stock is awarded to key employees, by action of the Board of Directors. These awards generally vest after 5 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of December 31, 2011 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	493,847	$34.29
Granted	218,631	38.50
Vested	(42,412)	37.47
Forfeited	(16,284)	33.87
Nonvested at December 31, 2011	653,782	$35.48

The total fair value (at vest date) of shares vested during 2011, 2010 and 2009 was $1.6 million, $2.1 million and $1.7 million, respectively.

In previous years, stock appreciation rights (SARs) and stock options have also been granted, and were granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs, which the Company granted in 2006 through 2009, vest on a graded basis over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vested on a graded basis over 3 years of continuous service, and also have 10-year contractual terms.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options and SARs on date of grant. The Black-Scholes model is a closed-end model that uses various assumptions as shown in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options and SARs, which represents the period of time that the options and SARs granted are expected to be outstanding. The risk-free rate for the expected term is based on the U.S. Treasury zero coupon spot rates in effect at the time of grant. Below is the weighted average fair value of SARs granted during 2009.

2009
Weighted per share average fair value at grant date	$6.46
Assumptions:
Dividend yield	2.7%
Volatility	20.8%
Risk-free interest rate	3.2%
Expected term	7.3 years

A summary of option activity during 2011 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,896,178	$29.48
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(543,534)	27.55
Outstanding at December 31, 2011	1,352,644	$30.26	1.9 years	$10,631
Exercisable at December 31, 2011	1,352,644	$30.26	1.9 years	$10,631
Vested and expected to vest at December 31, 2011	1,352,644	$30.26	1.9 years	$10,631

A summary of SAR activity during 2011 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,795,348	$37.82
Granted	—	—
Forfeited	(4,375)	35.80
Expired	(13,258)	38.48
Exercised	(38,589)	36.79
Outstanding at December 31, 2011	1,739,126	$37.83	5.2 years	$1,160
Exercisable at December 31, 2011	1,586,186	$37.97	5.1 years	$885
Vested and expected to vest at December 31, 2011	1,717,505	$37.85	5.2 years	$1,121

Additional information about stock options and SARs exercises is presented below.

(In thousands)	2011	2010	2009
Intrinsic value of options and SARs exercised	$6,722	$7,005	$3,249
Cash received from options and SARs exercised	$14,604	$10,563	$4,729
Tax benefit realized from options and SARs exercised	$847	$1,042	$636

As of December 31, 2011, there was $12.3 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested options, SARs and stock awards. That cost is expected to be recognized over a weighted average period of 4.1 years.

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 48,355 at December 31, 2011. In 2011, 19,135 shares were purchased at an average price of $38.67 and in 2010, 21,184 shares were purchased at an average price of $35.27.

* All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2011.

11. Comprehensive Income
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

(In thousands)	2011	2010	2009
Available for sale debt securities for which OTTI has been recognized:
Unrealized holding gains subsequent to initial OTTI recognition	$5,184	$22,973	$12,251
Income tax expense	(1,970)	(8,730)	(4,655)
Net unrealized gains on OTTI securities	3,214	14,243	7,596
Other available for sale investment securities:
Unrealized holding gains	78,059	6,412	150,443
Income tax expense on unrealized gains	(29,663)	(2,470)	(57,152)
Reclassification adjustment for gains realized and included in net income	(177)	(3,488)	(322)
Reclassification adjustment for tax expense on realized gains	68	1,359	106
Net unrealized gains on other securities	48,287	1,813	93,075
Prepaid pension cost:
Amortization of accumulated pension loss	1,949	2,208	2,990
Net gain (loss) arising during period	(8,898)	(786)	951
Income tax (expense) benefit on change in pension loss	2,641	(540)	(1,476)
Change in pension loss	(4,308)	882	2,465
Other comprehensive income	$47,193	$16,938	$103,136

The end of period components of accumulated other comprehensive income (loss) are shown in the table below. At December 31, 2011, accumulated other comprehensive income was $110.5 million, net of tax. It was comprised of $4.3 million in unrealized holding losses on available for sale debt securities for which OTTI has been recorded, $136.1 million in unrealized holding gains on other available for sale securities, and $21.3 million in accumulated pension loss.

(In thousands)	Unrealized Gains (Losses) on Securities	Pension Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$64,259	$(17,852)	$46,407
Current period other comprehensive income	16,056	882	16,938
Balance at December 31, 2010	80,315	(16,970)	63,345
Current period other comprehensive income	51,501	(4,308)	47,193
Balance at December 31, 2011	$131,816	(21,278)	$110,538

12. Segments
The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits and other personal banking services), indirect and other consumer financing, and consumer debit and credit bank cards. The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The Commercial segment also includes the Capital Markets Group, which sells fixed income securities and provides investment safekeeping and bond accounting services. The Wealth segment provides traditional trust and estate tax planning, advisory and discretionary investment management, and brokerage services, and includes the Private Banking product portfolio. The Capital Markets Group was transferred from the Wealth segment to the Commercial segment effective January 1, 2011, and the information for 2010 and 2009 in the tables below has been revised to reflect this transfer.

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

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2011:
Net interest income	$283,555	$283,790	$38,862	$606,207	$39,863	$646,070
Provision for loan losses	(47,273)	(16,195)	(712)	(64,180)	12,665	(51,515)
Non-interest income	131,253	162,533	101,836	395,622	(2,705)	392,917
Investment securities gains, net	—	—	—	—	10,812	10,812
Non-interest expense	(269,435)	(221,739)	(89,108)	(580,282)	(36,967)	(617,249)
Income before income taxes	$98,100	$208,389	$50,878	$357,367	$23,668	$381,035
Year ended December 31, 2010:
Net interest income	$308,719	$264,870	$37,988	$611,577	$34,355	$645,932
Provision for loan losses	(70,635)	(24,823)	(1,263)	(96,721)	(3,279)	(100,000)
Non-interest income	157,904	154,306	93,745	405,955	(844)	405,111
Investment securities losses, net	—	—	—	—	(1,785)	(1,785)
Non-interest expense	(291,028)	(221,553)	(86,158)	(598,739)	(32,395)	(631,134)
Income (loss) before income taxes	$104,960	$172,800	$44,312	$322,072	$(3,948)	$318,124
Year ended December 31, 2009:
Net interest income	$329,720	$251,085	$34,575	$615,380	$20,122	$635,502
Provision for loan losses	(84,001)	(54,247)	(520)	(138,768)	(21,929)	(160,697)
Non-interest income	163,150	140,390	88,692	392,232	4,027	396,259
Investment securities losses, net	—	—	—	—	(7,195)	(7,195)
Non-interest expense	(302,002)	(213,829)	(84,673)	(600,504)	(21,233)	(621,737)
Income (loss) before income taxes	$106,867	$123,399	$38,074	$268,340	$(26,208)	$242,132

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as that relating to administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. The provision for loan losses in this category contains the difference between net loan charge-offs assigned directly to the segments and the recorded provision for loan loss expense. Included in this category’s net interest income are earnings of the investment portfolio, which are not allocated to a segment.

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2011:
Assets	$2,584,920	$5,770,552	$680,413	$9,035,885	$10,368,630	$19,404,515
Loans, including held for sale	2,492,324	5,594,202	673,737	8,760,263	509,532	9,269,795
Goodwill and other intangible assets	75,134	59,139	746	135,019	—	135,019
Deposits	8,465,488	5,619,008	1,531,475	15,615,971	55,239	15,671,210
Average balances for 2010:
Assets	$3,368,337	$5,818,717	$681,938	$9,868,992	$8,367,007	$18,235,999
Loans, including held for sale	3,261,833	5,635,142	671,163	9,568,138	489,024	10,057,162
Goodwill and other intangible assets	77,515	59,816	746	138,077	—	138,077
Deposits	8,290,834	4,655,801	1,328,349	14,274,984	87,985	14,362,969

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

13. Common Stock
On December 19, 2011, the Company distributed a 5% stock dividend on its $5 par common stock for the eighteenth consecutive year. All per share data in this report has been restated to reflect the stock dividend.

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

The Company applies the two-class method of computing income per share. Under current guidance, nonvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the nonvested share-based awards and for common stock. Income per share attributable to common stock is shown in the table below. Nonvested share-based awards are further discussed in Note 10 on Stock-Based Compensation.

(In thousands, except per share data)	2011	2010	2009
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$256,343	$221,710	$169,075
Less income allocated to nonvested restricted stockholders	1,846	1,208	741
Net income available to common stockholders	$254,497	$220,502	$168,334
Distributed income	$78,556	$77,796	$74,384
Undistributed income	$175,941	$142,706	$93,950
Weighted average common shares outstanding	89,874	91,326	89,478
Distributed income per share	$.87	$.85	$.83
Undistributed income per share	1.96	1.56	1.05
Basic income per common share	$2.83	$2.41	$1.88
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$256,343	$221,710	$169,075
Less income allocated to nonvested restricted stockholders	1,842	1,204	740
Net income available to common stockholders	$254,501	$220,506	$168,335
Distributed income	$78,556	$77,796	$74,384
Undistributed income	$175,945	$142,710	$93,951
Weighted average common shares outstanding	89,874	91,326	89,478
Net effect of the assumed exercise of stock-based awards -- based on the treasury stock method using the average market price for the respective periods	328	425	351
Weighted average diluted common shares outstanding	90,202	91,751	89,829
Distributed income per share	$.87	$.85	$.83
Undistributed income per share	1.95	1.55	1.04
Diluted income per common share	$2.82	$2.40	$1.87

The diluted income per common share computation for the years ended December 31, 2011, 2010 and 2009 excludes 1.1 million, 1.8 million and 3.0 million, respectively, in unexercised stock options and stock appreciation rights because their inclusion would have been anti-dilutive to income per share.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2011	2010	2009
Shares outstanding at January 1	86,624	83,008	75,791
Issuance of stock:
Awards and sales under employee and director plans	724	603	394
Stock offering	—	—	2,895
5% stock dividend	4,231	4,122	3,949
Purchases of treasury stock	(2,622)	(1,103)	(16)
Other	(5)	(6)	(5)
Shares outstanding at December 31	88,952	86,624	83,008

The Company maintains a treasury stock buyback program authorized by its Board of Directors. At December 31, 2011, 2,999,300 shares were available for purchase under the current Board authorization.

14. Regulatory Capital Requirements
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

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,103,401	16.04%	$1,049,221	8.00%	N.A.	N.A.
Commerce Bank	1,840,952	14.19	1,037,636	8.00	$1,297,045	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,928,690	14.71%	$524,610	4.00%	N.A.	N.A.
Commerce Bank	1,678,530	12.94	518,818	4.00	$778,227	6.00%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,928,690	9.55%	$807,839	4.00%	N.A.	N.A.
Commerce Bank	1,678,530	8.36	802,709	4.00	$1,003,386	5.00%
December 31, 2010
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,002,646	15.75%	$1,017,429	8.00%	N.A.	N.A.
Commerce Bank	1,762,382	14.03	1,004,781	8.00	$1,255,977	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,828,965	14.38%	$508,715	4.00%	N.A.	N.A.
Commerce Bank	1,604,873	12.78	502,391	4.00	$753,586	6.00%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,828,965	10.17%	$719,411	4.00%	N.A.	N.A.
Commerce Bank	1,604,873	9.00	713,230	4.00	$891,538	5.00%

At December 31, 2011, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

15. Fair Value Measurements
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
Other debt securities are valued using active markets and inter-dealer brokers as well as bullet spread scales and option adjusted spreads. The spreads and models use yield curves, terms and conditions of the bonds, and any special features (e.g., call or put options and redemption features).

•	Equity securities
Equity securities are priced using the market prices for each security from the major stock exchanges or other electronic quotation systems. These are generally classified as Level 1 measurements. Stocks which trade infrequently are classified as Level 2.

At December 31, 2011, the Company held certain auction rate securities in its available for sale portfolio, totaling $135.6 million at fair value. The auction process by which the auction rate securities are normally priced has not functioned since 2008, and the fair value of these securities cannot be based on observable market prices due to the illiquidity in the market. The fair values of the auction rate securities are estimated using a discounted cash flows analysis. Estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. The cash flows are discounted at an estimated market rate reflecting adjustments for liquidity premium and nonperformance risk. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

Trading securities
The securities in the Company’s trading portfolio are priced by averaging several broker quotes for similar instruments, and are classified as Level 2 measurements.

Private equity investments
These securities are held by the Company’s private equity subsidiaries and are included in non-marketable investment securities in the consolidated balance sheets. Valuation of these nonpublic investments requires significant management judgment due to the absence of quoted market prices. Each quarter, valuations are performed utilizing available market data and other factors. Market data includes published trading multiples for private equity investments of similar size. The multiples are considered in conjunction with current operating performance, future expectations, financing and sales transactions, and other investment-specific issues. The Company applies its valuation methodology consistently from period to period, and believes that its methodology is similar to that used by other market participants. These fair value measurements are classified as Level 3.

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

The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$364,665	$357,155	$7,510	$—
Government-sponsored enterprise obligations	315,698	—	315,698	—
State and municipal obligations	1,245,284	—	1,109,663	135,621
Agency mortgage-backed securities	4,106,059	—	4,106,059	—
Non-agency mortgage-backed securities	316,902	—	316,902	—
Asset-backed securities	2,693,143	—	2,693,143	—
Other debt securities	141,260	—	141,260	—
Equity securities	41,691	27,808	13,883	—
Trading securities	17,853	—	17,853	—
Private equity investments	66,978	—	—	66,978
Derivatives *	21,537	—	21,502	35
Assets held in trust	4,506	4,506	—	—
Total assets	9,335,576	389,469	8,743,473	202,634
Liabilities:
Derivatives *	22,722	—	22,564	158
Total liabilities	$22,722	$—	$22,564	$158
December 31, 2010
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$455,537	$448,087	$7,450	$—
Government-sponsored enterprise obligations	201,895	—	201,895	—
State and municipal obligations	1,119,485	—	969,396	150,089
Agency mortgage-backed securities	2,491,199	—	2,491,199	—
Non-agency mortgage-backed securities	455,790	—	455,790	—
Asset-backed securities	2,354,260	—	2,354,260	—
Other debt securities	176,964	—	176,964	—
Equity securities	39,173	22,900	16,273	—
Trading securities	11,710	—	11,710	—
Private equity investments	53,860	—	—	53,860
Derivatives *	18,823	—	18,288	535
Assets held in trust	4,213	4,213	—	—
Total assets	7,382,909	475,200	6,703,225	204,484
Liabilities:
Derivatives *	19,584	—	19,401	183
Total liabilities	$19,584	$—	$19,401	$183

*	The fair value of each class of derivative is shown in Note 17.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
Year ended December 31, 2011:
Balance at January 1, 2011	$150,089	$53,860	$352	$204,301
Total gains or losses (realized/unrealized):
Included in earnings	—	10,784	(203)	10,581
Included in other comprehensive income	(2,493)	—	—	(2,493)
Investment securities called	(12,593)	—	—	(12,593)
Discount accretion	618	—	—	618
Purchases of private equity securities	—	9,905	—	9,905
Sale / paydown of private equity securities	—	(7,847)	—	(7,847)
Capitalized interest/dividends	—	276	—	276
Purchase of risk participation agreement	—	—	79	79
Sale of risk participation agreement	—	—	(351)	(351)
Balance at December 31, 2011	$135,621	$66,978	$(123)	$202,476
Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$—	$8,084	$4	$8,088
Year ended December 31, 2010:
Balance at January 1, 2010	$167,836	$44,827	$108	$212,771
Total gains or losses (realized/unrealized):
Included in earnings	—	(156)	375	219
Included in other comprehensive income	(9,460)	—	—	(9,460)
Investment securities called	(9,000)	—	—	(9,000)
Discount accretion	713	—	—	713
Purchases of private equity securities	—	9,832	—	9,832
Sale / paydown of private equity securities	—	(818)	—	(818)
Capitalized interest/dividends	—	175	—	175
Sale of risk participation agreement	—	—	(131)	(131)
Balance at December 31, 2010	$150,089	$53,860	$352	$204,301
Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$—	$(44)	$702	$658

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
Year ended December 31, 2011:
Total gains or losses included in earnings	$(473)	$270	$10,784	$10,581
Change in unrealized gains or losses relating to assets still held at December 31, 2011	$9	$(5)	$8,084	$8,088
Year ended December 31, 2010:
Total gains or losses included in earnings	$274	$101	$(156)	$219
Change in unrealized gains or losses relating to assets still held at December 31, 2010	$482	$220	$(44)	$658

Valuation methods for instruments measured at fair value on a nonrecurring basis
Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2011 and 2010 are shown in the table below.

Loans held for sale
Loans held for sale are carried at the lower of cost or fair value. The portfolio consists of student loans and residential real estate loans which the Company intends to sell in secondary markets. A portion of the student loan portfolio is under contract to agencies which have been unable to consistently purchase loans under existing contractual terms. These loans have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which is classified as Level 3. The fair value of these loans was $6.7 million at December 31, 2011, net of an impairment reserve of $175 thousand. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts, the estimated exit price, and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

Foreclosed assets
Foreclosed assets consist of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, marine and recreational vehicles. Foreclosed assets are recorded as held for sale initially at fair value less estimated selling costs. After their initial recognition, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods. These measurements are classified as Level 3.

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

For assets measured at fair value on a nonrecurring basis during 2011 and 2010, and still held as of December 31, 2011 and 2010, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2011 and 2010.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2011
Loans	$42,262	$—	$—	$42,262	$(15,336)
Mortgage servicing rights	744	—	—	744	(242)
Foreclosed assets	2,178	—	—	2,178	(1,308)
Long-lived assets	8,266	—	—	8,266	(4,042)
Balance at December 31, 2010
Loans	$51,157	$—	$—	$51,157	$(17,134)
Loans held for sale	5,125			5,125	(191)
Private equity investments	960	—	—	960	(100)
Mortgage servicing rights	1,325	—	—	1,325	(72)
Foreclosed assets	8,484	—	—	8,484	(4,004)
Long-lived assets	6,372	—	—	6,372	(2,018)

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

Investment Securities
A detailed description of the fair value measurement of the debt and equity instruments in the available for sale and trading sections of the investment security portfolio is provided in Note 15 on Fair Value Measurements. A schedule of available for sale investment securities by category and maturity is provided in Note 3 on Investment Securities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2011		2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans, including held for sale	$9,208,554	$9,319,823	$9,474,733	$9,482,631
Available for sale investment securities	9,224,702	9,224,702	7,294,303	7,294,303
Trading securities	17,853	17,853	11,710	11,710
Non-marketable securities	115,832	115,832	103,521	103,521
Short-term federal funds sold and securities purchased under agreements to resell	11,870	11,870	10,135	10,135
Long-term securities purchased under agreements to resell	850,000	864,089	450,000	454,783
Interest earning deposits with banks	39,853	39,853	122,076	122,076
Cash and due from banks	465,828	465,828	328,464	328,464
Accrued interest receivable	64,522	64,522	62,512	62,512
Derivative instruments	21,537	21,537	18,823	18,823
Financial Liabilities
Non-interest bearing deposits	$5,377,549	$5,377,549	$4,494,028	$4,494,028
Savings, interest checking and money market deposits	8,933,941	8,933,941	7,846,831	7,846,831
Time open and C.D.’s	2,488,393	2,493,727	2,744,162	2,761,796
Federal funds purchased and securities sold under agreements to repurchase	1,256,081	1,253,213	982,827	987,472
Other borrowings	111,817	126,397	112,273	122,514
Accrued interest payable	7,510	7,510	12,108	12,108
Derivative instruments	22,722	22,722	19,584	19,584

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

17. Derivative Instruments
The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. The largest group of notional amounts relate to interest rate swaps, which are discussed in more detail below.

	December 31
(In thousands)	2011	2010
Interest rate swaps	$486,207	$498,071
Interest rate caps	29,736	31,736
Credit risk participation agreements	41,414	40,661
Foreign exchange contracts	80,535	25,867
Mortgage loan commitments	1,280	12,125
Mortgage loan forward sale contracts	3,650	24,112
Total notional amount	$642,822	$632,572

The Company’s foreign exchange activity involves the purchase and sale of forward foreign exchange contracts, which are commitments to purchase or deliver a specified amount of foreign currency at a specific future date. This activity enables customers involved in international business to hedge their exposure to foreign currency exchange rate fluctuations. The Company minimizes its related exposure arising from these customer transactions with offsetting contracts for the same currency and time frame. In addition, the Company uses foreign exchange contracts, to a limited extent, for trading purposes, including taking proprietary positions. Risk arises from changes in the currency exchange rate and from the potential for counterparty nonperformance. These risks are controlled by adherence to a foreign exchange trading policy which contains control limits on currency amounts, open positions, maturities and losses, and procedures for approvals, record-keeping, monitoring and reporting. Hedge accounting has not been applied to these foreign exchange activities. The increase in these contracts over 2010 was driven by higher demand from customers as a result of the volatility in the currency markets during 2011.

The Company’s mortgage banking operation makes commitments to extend fixed rate loans secured by 1-4 family residential properties. The Company’s general practice has been to sell such loans in the secondary market, and the related commitments are considered to be derivative instruments. These commitments are recognized on the balance sheet at fair value from their inception through their expiration or funding and have an average term of 60 to 90 days. The Company obtains forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts are matched to a specific loan on a “best efforts” basis, in which the Company is obligated to deliver the loan only if the loan closes. The sale contracts are also accounted for as derivatives. Hedge accounting has not been applied to these activities. In mid-2011, the Company curtailed the sales of these types of loans and the level of commitments and sales contracts recorded as derivatives declined significantly during the fourth quarter of 2011.

Credit risk participation agreements arise when the Company contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. The Company’s risks and responsibilities as guarantor are further discussed in Note 18 on Commitments, Contingencies and Guarantees.

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At December 31, 2011, the Company had entered into three interest rate swaps with a notional amount of $14.5 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Years Ended December 31
(In thousands)	2011	2010	2009
Gain (loss) on interest rate swaps	$106	$(305)	$573
Gain (loss) on loans	(95)	291	(571)
Amount of hedge ineffectiveness	$11	$(14)	$2

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at December 31, 2011 was $471.7 million. The Company is party to master netting arrangements with its institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds. At December 31, 2011, the Company had net liability positions with its financial institution counterparties totaling $19.1 million and had posted $17.4 million in collateral.

Many of the Company’s interest rate swap arrangements with large financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions, or can require instant settlement of the contracts. The Company maintains debt ratings and capital well above these minimum requirements.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, education, and manufacturing. At December 31, 2011, the largest loss exposures were in the groups related to real estate, education and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company would incur a losses of $4.0 million (real estate and building materials), $3.7 million (education) and $3.0 million (manufacturing), based on estimated amounts at December 31, 2011.

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to measure fair value is provided in Note 15 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		December 31			December 31
		2011	2010		2011	2010
(In thousands)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(1,053)	$(1,159)
Total derivatives designated as hedging instruments		$—	$—		$(1,053)	$(1,159)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$19,051	$17,712	Other liabilities	$(19,157)	$(17,799)
Interest rate caps	Other assets	11	84	Other liabilities	(11)	(84)
Credit risk participation agreements	Other assets	9	—	Other liabilities	(141)	(130)
Foreign exchange contracts	Other assets	2,440	492	Other liabilities	(2,343)	(359)
Mortgage loan commitments	Other assets	20	101	Other liabilities	—	(30)
Mortgage loan forward sale contracts	Other assets	6	434	Other liabilities	(17)	(23)
Total derivatives not designated as hedging instruments		$21,537	$18,823		$(21,669)	$(18,425)
Total derivatives		$21,537	$18,823		$(22,722)	$(19,584)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2011	2010	2009
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$106	$(305)	$573
Total		$106	$(305)	$573
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$797	$1,202	$360
Interest rate caps	Other non-interest income	—	32	11
Credit risk participation agreements	Other non-interest income	270	101	16
Foreign exchange contracts	Other non-interest income	(36)	12	130
Mortgage loan commitments	Loan fees and sales	(51)	43	(164)
Mortgage loan forward sale contracts	Loan fees and sales	(422)	231	247
Total		$558	$1,621	$600

18. Commitments, Contingencies and Guarantees
The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $6.1 million, $6.2 million and $6.3 million in 2011, 2010 and 2009, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
Year Ended December 31	Real Property	Equipment	Total
2012	$5,124	$222	$5,346
2013	4,700	96	4,796
2014	3,884	24	3,908
2015	2,942	22	2,964
2016	2,349	22	2,371
After	17,976	2	17,978
Total minimum lease payments			$37,363

All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2012.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2011	2010
Commitments to extend credit:
Credit card	$3,497,036	$3,395,261
Other	4,070,434	3,977,542
Standby letters of credit, net of participations	377,103	338,724
Commercial letters of credit	13,626	14,258

Commitments to extend credit are legally binding agreements to lend to a borrower providing there are no violations of any conditions established in the contract. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. Refer to Note 2 on Loans and Allowance for Loan Losses for further discussion.

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

At December 31, 2011, the Company had recorded a liability in the amount of $5.8 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be amortized into income over the life of the commitment. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $377.1 million at December 31, 2011.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During 2011, purchases and sales of tax credits amounted to $46.0 million and $41.5 million, respectively. At December 31, 2011, the Company had outstanding purchase commitments totaling $108.4 million. The commitments are expected to be funded in 2012 through 2015.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2011, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At December 31, 2011, the liability recorded for guarantor RPAs was $141 thousand, and the notional amount of the underlying swaps was $38.5 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at December 31, 2011, the Company would have been required to make payments of approximately $3.7 million.

During the past several years, the Company has carried a liability representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). An escrow account has been established by Visa and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from an initial public offering in 2008 and subsequently with contributions by Visa. The Company’s indemnification obligation has been periodically adjusted to reflect changes in estimates of litigation costs, and has been reduced as funding occurs in the escrow account. As a result of additional funding in 2011, the liability has been reduced to zero, as the Company believes that its proportional share of escrow funding to date has more than offset its liability related to the Visa litigation.
In December 2011, the Bank reached a class-wide settlement in a class action lawsuit captioned Wolfgeher v. Commerce Bank, Case No. 1:10-cv-22017 (MDL 2036) which alleged that the Bank had improperly charged overdraft fees on certain debit card transactions and claimed refunds for the plaintiff individually and on behalf of other customers as a class. The settlement, subject to documentation and court approval, provides for a payment of $18.3 million into a class settlement fund, the proceeds of which will be used to issue refunds to class members and to pay attorneys' fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Bank. The Wolfgeher law suit was originally filed on April 6, 2010 in the U.S. District Court for the Western District of Missouri, and was transferred to the U.S. District Court for the Southern District of Florida as part of the multi-district litigation referred to as In re Checking Account Overdraft Litigation. The Bank, while admitting no wrongdoing, agreed to the settlement in order to resolve the litigation and avoid further expense. A second suit alleging the same facts and also seeking class-action status was filed on June 4, 2010 in Missouri state court. The second suit continues to be stayed in deference to the earlier filed suit, and it is expected that resolution of the Wolfgeher suit will also dispose of the Missouri state court suit.

The Company has various other lawsuits pending at December 31, 2011, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company and the range of possible additional loss in excess of amounts accrued is not material.

19. Related Parties
The Company’s Chief Executive Officer, its Vice Chairman, and its Chief Administrative Officer are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 74% of the outstanding stock of Tower. At December 31, 2011, Tower owned 201,962 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. The Company leases several surface parking lots owned by Tower for employee use. Other payments, with the exception of dividend payments, relate to property management services, including construction oversight, on four Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2011	2010	2009
Rent on leased parking lots	$353	$353	$353
Leasing agent fees	57	3	14
Operation of parking garages	83	107	115
Building management fees	1,615	1,769	1,704
Property construction management fees	118	24	61
Dividends paid on Company stock held by Tower	177	172	167
Total	$2,403	$2,428	$2,414

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. During 2011, Tower borrowed and repaid $4.5 million under this line, and paid $22 thousand in interest. No loans were outstanding during 2010 and 2009 under this line of credit. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2011, 2010, or 2009, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2011, 2010 and 2009.

Tower leases office space in the Kansas City bank headquarters building, owned by the Company. Rent paid to the Company totaled $75 thousand in 2011, $69 thousand in 2010 and $45 thousand in 2009, at $15.67, $15.50 and $15.25 per square foot, respectively.

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

As discussed in Note 18 on Commitments, Contingencies, and Guarantees, the Company regularly purchases various state tax credits arising from third-party property redevelopment and resells the credits to third parties.  During 2011, the Company sold state tax credits to the Company's Chief Executive Officer and his father, a former Chief Executive Officer of the Company, for the price of $1.0 million and $920 thousand, respectively, for their personal tax planning.  The amounts paid were the same as paid for similar tax credits by persons not related to the Company.

In December 2008 and at various times during 2009, the Company purchased, through market transactions, corporate bonds issued by Enterprise Rent-A-Car Company, whose Chairman and CEO is a director of the Company. The bonds, totaling $12.9 million at book value, were sold in the public market during December 2009.

20. Parent Company Condensed Financial Statements
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2011	2010
Assets
Investment in consolidated subsidiaries:
Banks	$1,923,498	$1,797,853
Non-banks	54,477	45,143
Cash	61	55
Securities purchased under agreements to resell	118,075	77,700
Investment securities:
Available for sale	74,635	101,534
Non-marketable	2,677	3,664
Advances to subsidiaries, net of borrowings	9,640	11,298
Income tax benefits	2,593	—
Other assets	12,381	11,966
Total assets	$2,198,037	$2,049,213
Liabilities and stockholders’ equity
Indemnification obligation	$—	$4,432
Pension obligation	12,958	5,033
Income taxes payable	—	2,456
Other liabilities	19,032	15,305
Total liabilities	31,990	27,226
Stockholders’ equity	2,166,047	2,021,987
Total liabilities and stockholders’ equity	$2,198,037	$2,049,213

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2011	2010	2009
Income
Dividends received from consolidated subsidiaries:
Banks	$180,001	$105,000	$45,001
Non-banks	115	105	129
Earnings of consolidated subsidiaries, net of dividends	74,260	110,809	128,536
Interest and dividends on investment securities	7,997	12,842	1,406
Management fees charged subsidiaries	19,318	22,621	46,613
Investment securities gains (losses)	—	(56)	1,804
Other	1,560	2,092	2,538
Total income	283,251	253,413	226,027
Expense
Salaries and employee benefits	21,572	21,293	39,528
Professional fees	1,826	2,322	3,080
Data processing fees paid to affiliates	3,351	3,180	11,337
Indemnification obligation	(4,432)	(4,405)	(2,495)
Other	5,975	7,451	10,941
Total expense	28,292	29,841	62,391
Income tax expense (benefit)	(1,384)	1,862	(5,439)
Net income	$256,343	$221,710	$169,075

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2011	2010	2009
Operating Activities
Net income	$256,343	$221,710	$169,075
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(74,260)	(110,809)	(128,536)
Other adjustments, net	(1,144)	(4,787)	(1,093)
Net cash provided by operating activities	180,939	106,114	39,446
Investing Activities
(Increase) decrease in securities purchased under agreements to resell	(40,375)	(30,175)	18,900
Decrease in investment in subsidiaries, net	116	101	353
Proceeds from sales of investment securities	—	185	11,812
Proceeds from maturities/pay downs of investment securities	22,233	26,487	105,944
Purchases of investment securities	—	(110)	(195,935)
(Increase) decrease in advances to subsidiaries, net	1,658	2,499	(9,080)
Net (purchases) sales of equipment	(685)	1,629	(409)
Net cash provided by (used in) investing activities	(17,053)	616	(68,415)
Financing Activities
Purchases of treasury stock	(101,154)	(40,984)	(528)
Issuance under open market stock sale program, stock purchase and equity compensation plans	15,349	11,310	103,641
Net tax benefit related to equity compensation plans	1,065	1,178	557
Cash dividends paid on common stock	(79,140)	(78,231)	(74,720)
Net cash provided by (used in) financing activities	(163,880)	(106,727)	28,950
Increase (decrease) in cash	6	3	(19)
Cash at beginning of year	55	52	71
Cash at end of year	$61	$55	$52
Income tax payments (receipts), net	$(2,700)	$2,000	$(4,900)

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

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with the Bank. The line of credit is secured by marketable investment securities. The Parent has not borrowed under this line during the past three years.

In January 2010, several administrative functions formerly reported by the Parent were transferred to the Bank in order to present a more accurate organizational structure within the Company. Certain employee payrolls and fixed assets were transferred, and various expense allocations relating to these functions, formerly reported by the Parent, were lower in 2010 and 2011.

The Parent carries the Visa indemnification obligation, discussed in Note 18, which has been adjusted periodically over the past few years as covered suits are settled or additional funding is made to Visa’s litigation escrow account. The indemnification obligation was reduced to zero during the past year, resulting from several additional contributions by Visa to its escrow account during 2011.

At December 31, 2011, the fair value of available for sale investment securities held by the Parent consisted of investments of $26.7 million in marketable common stock and $47.9 million in non-agency mortgage-backed securities. The Parent’s unrealized net gain in fair value on its investments was $25.4 million at December 31, 2011. The corresponding net of tax unrealized gain included in stockholders’ equity was $15.8 million. Also included in stockholders’ equity was an unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $116.0 million at December 31, 2011.

The Parent plans to fund an additional $13.5 million relating to private equity investments over the next several years. The investments are made directly by the Parent and through non-bank subsidiaries.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

We have audited Commerce Bancshares, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Commerce Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 22, 2012

Item 9b.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers is included at the end of Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and under the captions “Election of the 2015 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, “Committees of the Board - Audit Committee and Committee on Governance/Directors” in the definitive proxy statement, which is incorporated herein by reference.

The Company’s financial officer code of ethics for the chief executive officer and senior financial officers of the Company, including the chief financial officer, principal accounting officer or controller, or persons performing similar functions, is available at www.commercebank.com. Amendments to, and waivers of, the code of ethics are posted on this Web site.

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
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Election of the 2015 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(c) of Schedule 14A is included under the captions “Pre-approval of Services by the External Auditor” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	58
	Consolidated Statements of Income	59
	Consolidated Statements of Cash Flows	60
	Consolidated Statements of Changes in Equity	61
	Notes to Consolidated Financial Statements	62
	Summary of Quarterly Statements of Income	56
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of February 2012.

COMMERCE BANCSHARES, INC.

By:	/s/ JAMES L. SWARTS
James L. Swarts
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February 2012.

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
____________

*
David W. Kemper, Director and Chief Executive Officer, and the other Directors of Registrant listed, executed a power of attorney authorizing James L. Swarts, their attorney-in-fact, to sign this report on their behalf.

By:	/s/ JAMES L. SWARTS
James L. Swarts
Attorney-in-Fact

INDEX TO EXHIBITS

3 —Articles of Incorporation and By-Laws:

(a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q dated August 10, 1999, and the same are hereby incorporated by reference.

(b)(1) Restated By-Laws, as amended, were filed in current report on Form 8-K dated February 3, 2011, and the same are hereby incorporated by reference.

(b)(2) An amendment to the Restated By-Laws was filed in current report on Form 8-K dated February 16, 2012, and the same is hereby incorporated by reference.

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

(b)(1) Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan amended and restated as of July 24, 2009 was filed in quarterly report on Form 10-Q dated August 7, 2009, and the same is hereby incorporated by reference.

(b)(2) An amendment to the Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan was filed in current report on Form 8-K dated February 16, 2012, and the same is hereby incorporated by reference.

(c) Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q dated November 8, 1996, and the same is hereby incorporated by reference.

(d)(1) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of April 2001 was filed in quarterly report on Form 10-Q dated May 8, 2001, and the same is hereby incorporated by reference.

(d)(2) An amendment to the Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan was filed in current report on Form 8-K dated February 16, 2012, and the same is hereby incorporated by reference.

(e) Commerce Executive Retirement Plan amended and restated as of January 28, 2011 was filed in annual report on Form 10-K dated February 25, 2011, and the same is hereby incorporated by reference.

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

(i) Commerce Bancshares, Inc. 2012 Compensatory Arrangement with CEO and Named Executive Officers was filed in current report on Form 8-K dated February 16, 2012, and the same is hereby incorporated by reference.

(j)(1) Commerce Bancshares, Inc. 2005 Equity Incentive Plan amended and restated as of July 24, 2009 was filed in quarterly report on Form 10-Q dated August 7, 2009, and the same is hereby incorporated by reference.

(j)(2) An amendment to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan was filed in current report on Form 8-K dated February 16, 2012 and the same is hereby incorporated by reference.

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

21 — Subsidiaries of the Registrant

23 — Consent of Independent Registered Public Accounting Firm

24 — Power of Attorney

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

E-2