Form 10-Q
period 2012-03-31
COMMERCE BANCSHARES INC /MO/
filed 2012-05-04
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended March 31, 2012

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
Yes ☐     No ☑
As of April 24, 2012, the registrant had outstanding 88,452,726 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Loans	$9,247,971	$9,177,478
Allowance for loan losses	(181,532)	(184,532)
Net loans	9,066,439	8,992,946
Loans held for sale	9,673	31,076
Investment securities:
Available for sale ($420,085,000 and $418,046,000 pledged in 2012 and 2011,
respectively, to secure structured repurchase agreements)	9,120,399	9,224,702
Trading	34,178	17,853
Non-marketable	120,734	115,832
Total investment securities	9,275,311	9,358,387
Short-term federal funds sold and securities purchased under agreements to resell	40,925	11,870
Long-term securities purchased under agreements to resell	850,000	850,000
Interest earning deposits with banks	12,038	39,853
Cash and due from banks	381,462	465,828
Land, buildings and equipment, net	353,866	360,146
Goodwill	125,585	125,585
Other intangible assets, net	7,070	7,714
Other assets	404,548	405,962
Total assets	$20,526,917	$20,649,367
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$5,209,381	$5,377,549
Savings, interest checking and money market	9,038,283	8,933,941
Time open and C.D.'s of less than $100,000	1,143,687	1,166,104
Time open and C.D.'s of $100,000 and over	1,380,409	1,322,289
Total deposits	16,771,760	16,799,883
Federal funds purchased and securities sold under agreements to repurchase	1,122,988	1,256,081
Other borrowings	111,520	111,817
Other liabilities	321,443	311,225
Total liabilities	18,327,711	18,479,006
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 89,277,398 shares in 2012 and 2011	446,387	446,387
Capital surplus	1,032,985	1,042,065
Retained earnings	620,780	575,419
Treasury stock of 587,906 shares in 2012 and 217,755 shares in 2011, at cost	(22,872)	(8,362)
Accumulated other comprehensive income	118,056	110,538
Total Commerce Bancshares, Inc. stockholders' equity	2,195,336	2,166,047
Non-controlling interest	3,870	4,314
Total equity	2,199,206	2,170,361
Total liabilities and equity	$20,526,917	$20,649,367
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2012	2011
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$111,756	$118,377
Interest and fees on loans held for sale	105	298
Interest on investment securities	53,758	54,889
Interest on short-term federal funds sold and securities purchased under
agreements to resell	17	10
Interest on long-term securities purchased under agreements to resell	4,275	2,162
Interest on deposits with banks	55	90
Total interest income	169,966	175,826
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	5,081	6,900
Time open and C.D.'s of less than $100,000	2,106	3,743
Time open and C.D.'s of $100,000 and over	1,911	2,673
Interest on federal funds purchased and securities sold under
agreements to repurchase	225	622
Interest on other borrowings	906	915
Total interest expense	10,229	14,853
Net interest income	159,737	160,973
Provision for loan losses	8,165	15,789
Net interest income after provision for loan losses	151,572	145,184
NON-INTEREST INCOME
Bank card transaction fees	34,733	37,462
Trust fees	22,814	21,572
Deposit account charges and other fees	19,336	19,300
Capital market fees	6,871	4,720
Consumer brokerage services	2,526	2,663
Loan fees and sales	1,561	1,824
Other	6,742	8,365
Total non-interest income	94,583	95,906
INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment reversals on debt securities	5,587	6,305
Noncredit-related reversals on securities not expected to be sold	(5,907)	(6,579)
Net impairment losses	(320)	(274)
Realized gains on sales and fair value adjustments	4,360	1,601
Investment securities gains, net	4,040	1,327
NON-INTEREST EXPENSE
Salaries and employee benefits	89,543	87,392
Net occupancy	11,260	12,037
Equipment	5,189	5,577
Supplies and communication	5,613	5,532
Data processing and software	17,469	16,467
Marketing	3,822	4,258
Deposit insurance	2,520	4,891
Indemnification obligation	—	(1,359)
Other	15,045	19,165
Total non-interest expense	150,461	153,960
Income before income taxes	99,734	88,457
Less income taxes	32,920	27,507
Net income	66,814	60,950
Less non-controlling interest expense	1,015	497
Net income attributable to Commerce Bancshares, Inc.	$65,799	$60,453
Net income per common share — basic	$.74	$.66
Net income per common share — diluted	$.74	$.66
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2012	2011
	(Unaudited)
Net income	$66,814	$60,950
Other comprehensive income (loss):
Available for sale debt securities for which a portion of an other-than-temporary impairment (OTTI) has been recorded in earnings:
Unrealized holding gains subsequent to initial OTTI recognition	5,420	6,475
Income tax expense	(2,060)	(2,461)
Net unrealized gains on OTTI securities	3,360	4,014
Other available for sale investment securities:
Unrealized holding gains (losses)	6,319	(10,405)
Reclassification adjustment for gains included in net income	(342)	(176)
Net unrealized gains (losses) on securities	5,977	(10,581)
Income tax (expense) benefit	(2,271)	4,021
Net unrealized gains (losses) on other securities	3,706	(6,560)
Prepaid pension cost:
Amortization of accumulated pension loss	730	540
Income tax expense	(278)	(205)
Pension loss amortization	452	335
Other comprehensive income (loss)	7,518	(2,211)
Comprehensive income	74,332	58,739
Non-controlling interest expense	(1,015)	(497)
Comprehensive income attributable to Commerce Bancshares, Inc	$73,317	$58,242
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2012	$446,387	$1,042,065	$575,419	$(8,362)	$110,538	$4,314	$2,170,361
Net income			65,799			1,015	66,814
Other comprehensive income					7,518		7,518
Distributions to non-controlling interest						(1,459)	(1,459)
Purchase of treasury stock				(31,600)			(31,600)
Issuance of stock under purchase and equity compensation plans		(3,065)		9,019			5,954
Net tax benefit related to equity compensation plans		649					649
Stock-based compensation		1,407					1,407
Issuance of nonvested stock awards		(8,071)		8,071			—
Cash dividends ($.230 per share)			(20,438)				(20,438)
Balance March 31, 2012	$446,387	$1,032,985	$620,780	$(22,872)	$118,056	$3,870	$2,199,206
Balance January 1, 2011	$433,942	$971,293	$555,778	$(2,371)	$63,345	$1,477	$2,023,464
Net income			60,453			497	60,950
Other comprehensive loss					(2,211)		(2,211)
Distributions to non-controlling interest						(206)	(206)
Purchase of treasury stock				(4,311)			(4,311)
Issuance of stock under purchase and equity compensation plans	1,136	3,687		6,062			10,885
Net tax benefit related to equity compensation plans		717					717
Stock-based compensation		1,256					1,256
Issuance of nonvested stock awards	965	(852)		(113)			—
Cash dividends ($.219 per share)			(20,054)				(20,054)
Balance March 31, 2011	$436,043	$976,101	$596,177	$(733)	$61,134	$1,768	$2,070,490
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2012	2011
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$66,814	$60,950
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,165	15,789
Provision for depreciation and amortization	11,021	11,868
Amortization of investment security premiums, net	11,987	2,713
Investment securities gains, net(A)	(4,040)	(1,327)
Net gains on sales of loans held for sale	(358)	(571)
Originations of loans held for sale	—	(15,789)
Proceeds from sales of loans held for sale	21,699	26,751
Net (increase) decrease in trading securities	(11,300)	2,009
Stock-based compensation	1,407	1,256
(Increase) decrease in interest receivable	3,825	(1,245)
Increase in interest payable	114	69
Increase in income taxes payable	23,496	27,052
Net tax benefit related to equity compensation plans	(649)	(717)
Other changes, net	(12,036)	(26,838)
Net cash provided by operating activities	120,145	101,970
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	6,986	11,202
Proceeds from maturities/pay downs of investment securities(A)	643,378	610,003
Purchases of investment securities(A)	(558,651)	(801,432)
Net (increase) decrease in loans	(81,658)	17,270
Long-term securities purchased under agreements to resell	—	(350,000)
Repayments of long-term securities purchased under agreements to resell	—	100,000
Purchases of land, buildings and equipment	(5,393)	(5,819)
Sales of land, buildings and equipment	701	1,686
Net cash provided by (used in) investing activities	5,363	(417,090)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(84,876)	334,382
Net increase in time open and C.D.'s	35,703	162,628
Net decrease in short-term federal funds purchased and securities sold under
agreements to repurchase	(133,093)	(59,813)
Repayment of long-term borrowings	(297)	(301)
Purchases of treasury stock	(31,600)	(4,311)
Issuance of stock under stock purchase and equity compensation plans	5,954	10,885
Net tax benefit related to equity compensation plans	649	717
Cash dividends paid on common stock	(1,074)	(20,054)
Net cash provided by (used in) financing activities	(208,634)	424,133
Increase (decrease) in cash and cash equivalents	(83,126)	109,013
Cash and cash equivalents at beginning of year	517,551	460,675
Cash and cash equivalents at March 31	$434,425	$569,688
(A) Available for sale and non-marketable securities
Income tax payments, net	$9,271	$455
Interest paid on deposits and borrowings	$10,115	$14,784
Loans transferred to foreclosed real estate	$1,311	$16,246
Cash dividends payable on common stock at end of period	$19,364	$—
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2011 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2011 Annual Report on Form 10-K.

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at March 31, 2012 and December 31, 2011 are as follows:

(In thousands)	Mar. 31, 2012	Dec. 31, 2011
Commercial:
Business	$2,920,237	$2,808,265
Real estate – construction and land	376,642	386,598
Real estate – business	2,203,686	2,180,100
Personal Banking:
Real estate – personal	1,458,467	1,428,777
Consumer	1,113,481	1,114,889
Revolving home equity	448,169	463,587
Consumer credit card	723,759	788,701
Overdrafts	3,530	6,561
Total loans	$9,247,971	$9,177,478

At March 31, 2012, loans of $3.1 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.2 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three months ended March 31, 2012 and 2011 follows:

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at January 1	$122,497	$62,035	$184,532	$119,946	$77,592	$197,538
Provision	(3,198)	11,363	8,165	13,465	2,324	15,789
Deductions:
Loans charged off	2,528	13,389	15,917	6,364	17,025	23,389
Less recoveries on loans	703	4,049	4,752	1,304	3,296	4,600
Net loans charged off	1,825	9,340	11,165	5,060	13,729	18,789
Balance at March 31	$117,474	$64,058	$181,532	$128,351	$66,187	$194,538

The following table shows the balance in the allowance for loan losses and the related loan balance at March 31, 2012 and December 31, 2011, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below and deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

(In thousands)	Commercial	Personal Banking	Total
March 31, 2012
Allowance for loan losses:
Impaired loans	$5,221	$4,751	$9,972
All other loans	112,253	59,307	171,560
Loans outstanding:
Impaired loans	102,005	30,686	132,691
All other loans	5,398,560	3,716,720	9,115,280
December 31, 2011
Allowance for loan losses:
Impaired loans	$6,668	$4,090	$10,758
All other loans	115,829	57,945	173,774
Loans outstanding:
Impaired loans	108,167	31,088	139,255
All other loans	5,266,796	3,771,427	9,038,223

Impaired loans

The table below shows the Company’s investment in impaired loans at March 31, 2012 and December 31, 2011. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. They are largely comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk, and as a result were classified as troubled debt restructurings. These loans totaled $41.3 million at both March 31, 2012 and December 31, 2011. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $22.5 million at March 31, 2012 and $22.4 million at December 31, 2011.

(In thousands)	Mar. 31, 2012	Dec. 31, 2011
Non-accrual loans	$68,875	$75,482
Restructured loans (accruing)	63,816	63,773
Total impaired loans	$132,691	$139,255

The following table provides additional information about impaired loans held by the Company at March 31, 2012 and December 31, 2011, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2012
With no related allowance recorded:
Business	$16,179	$20,555	$—
Real estate – construction and land	18,303	40,607	—
Real estate – business	11,705	14,747	—
Real estate – personal	770	782	—
	$46,957	$76,691	$—
With an allowance recorded:
Business	$16,833	$20,030	$1,566
Real estate – construction and land	25,948	27,629	2,540
Real estate – business	13,037	18,147	1,115
Real estate – personal	7,448	10,194	617
Consumer credit card	22,468	22,468	4,134
	$85,734	$98,468	$9,972
Total	$132,691	$175,159	$9,972
December 31, 2011
With no related allowance recorded:
Business	$19,759	$22,497	$—
Real estate – construction and land	8,391	22,746	—
Real estate – business	6,853	9,312	—
Real estate – personal	793	793	—
	$35,796	$55,348	$—
With an allowance recorded:
Business	$15,604	$19,286	$1,500
Real estate – construction and land	37,387	47,516	2,580
Real estate – business	20,173	24,799	2,588
Real estate – personal	7,867	10,671	795
Consumer credit card	22,428	22,428	3,295
	$103,459	$124,700	$10,758
Total	$139,255	$180,048	$10,758

Total average impaired loans for the three month periods ending March 31, 2012 and 2011 are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average impaired loans:
For the Three Months Ended March 31, 2012
Non-accrual loans	$67,564	$7,409	$74,973
Restructured loans (accruing)	40,226	23,554	63,780
Total	$107,790	$30,963	$138,753
For the Three Months Ended March 31, 2011
Non-accrual loans	$75,302	$7,027	$82,329
Restructured loans (accruing)	42,936	20,528	63,464
Total	$118,238	$27,555	$145,793

The table below shows interest income recognized during the three month periods ending March 31, 2012 and 2011 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed above.

	For the Three Months Ended March 31
(In thousands)	2012	2011
Interest income recognized on impaired loans:
Business	$105	$101
Real estate - construction and land	250	260
Real estate - business	54	96
Real estate - personal	14	18
Consumer credit card	326	395
Total	$749	$870

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2012 and December 31, 2011.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2012
Commercial:
Business	$2,893,883	$5,430	$782	$20,142	$2,920,237
Real estate – construction and land	341,369	14,068	150	21,055	376,642
Real estate – business	2,168,501	12,892	1,638	20,655	2,203,686
Personal Banking:
Real estate – personal	1,437,273	11,020	3,151	7,023	1,458,467
Consumer	1,101,279	10,511	1,691	—	1,113,481
Revolving home equity	445,990	911	1,268	—	448,169
Consumer credit card	707,328	8,683	7,748	—	723,759
Overdrafts	3,223	307	—	—	3,530
Total	$9,098,846	$63,822	$16,428	$68,875	$9,247,971
December 31, 2011
Commercial:
Business	$2,777,578	$4,368	$595	$25,724	$2,808,265
Real estate – construction and land	362,592	1,113	121	22,772	386,598
Real estate – business	2,151,822	8,875	29	19,374	2,180,100
Personal Banking:
Real estate – personal	1,406,449	11,671	3,045	7,612	1,428,777
Consumer	1,096,742	15,917	2,230	—	1,114,889
Revolving home equity	461,941	1,003	643	—	463,587
Consumer credit card	769,922	10,484	8,295	—	788,701
Overdrafts	6,173	388	—	—	6,561
Total	$9,033,219	$53,819	$14,958	$75,482	$9,177,478

Credit quality

The following table provides information about the credit quality of the Commercial loan portfolio, using the Company’s internal rating system as an indicator. The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
March 31, 2012
Pass	$2,781,156	$300,425	$2,033,726	$5,115,307
Special mention	65,202	6,525	56,097	127,824
Substandard	53,737	48,637	93,208	195,582
Non-accrual	20,142	21,055	20,655	61,852
Total	$2,920,237	$376,642	$2,203,686	$5,500,565
December 31, 2011
Pass	$2,669,868	$304,408	$1,994,391	$4,968,667
Special mention	37,460	4,722	52,683	94,865
Substandard	75,213	54,696	113,652	243,561
Non-accrual	25,724	22,772	19,374	67,870
Total	$2,808,265	$386,598	$2,180,100	$5,374,963

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above Delinquency section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a person's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are approximately $221.0 million in personal real estate loans and $140.2 million in consumer loans, or 9.6% of the Personal Banking portfolio, for which FICO scores are not obtained because they are related to commercial activity. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2012 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2012
FICO score:
Under 600	3.3%	8.5%	2.5%	5.2%
600 - 659	4.7	11.6	5.2	12.2
660 - 719	11.7	23.8	17.8	33.0
720 - 780	31.1	25.6	29.3	28.1
Over 780	49.2	30.5	45.2	21.5
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned above, the Company's impaired loans include loans which have been classified as troubled debt restructurings. The majority of troubled debt restructurings are classified as such upon renewal when the contractual interest rate of the new loan, which may be greater or less than the rate on the previous loan, was not judged to be a market rate for debt with similar risk. As a result, the financial effects of the modifications cannot readily be quantified. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the modified terms will be collected. Other restructured loans consist mainly of performing commercial loans and consumer credit loans under debt management programs, as mentioned above. The table below shows the outstanding balances at March 31, 2012 of loans classified as troubled debt restructurings, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the previous twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2012	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$22,586	$—
Real estate - construction and land	38,439	9,506
Real estate - business	8,216	1,595
Personal Banking:
Real estate - personal	3,164	—
Consumer credit card	22,468	6,698
Total restructured loans	$94,873	$17,799

The determination of the allowance for loan losses related to troubled debt restructurings depends on the collectability of principal and interest, according to the repayment terms. As mentioned above, the majority of troubled debt restructurings were classified as such when the loans were renewed at an interest rate not judged to be market, and as such, the modified terms did not change estimated collectability under the terms of the contract. The allowance for loan losses for troubled debt restructurings on non-accrual status is determined by individual evaluation using the same process as loans on non-accrual status which are not classified as troubled debt restructurings. Those restructured loans which management expects to collect under contractual terms, and which are maintained on accruing status, are generally risk-rated as substandard. The allowance for loan losses related to accruing restructured loans is determined by collective evaluation because the loans have similar risk characteristics. Collective evaluation, which is the same process used for other substandard loans, considers historical loss experience and current economic factors.

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

The Company had commitments of $5.8 million at March 31, 2012 to lend additional funds to borrowers with restructured loans.

Loans held for sale

In addition to the portfolio of loans which are intended to be held to maturity, the Company has, in previous periods, originated loans intended to be sold in secondary markets. These historically consisted of student loans and certain fixed rate residential mortgage loans. Under statutory requirements effective mid-2010, the Company was prohibited from originating new federally guaranteed student loans, and the balance below represents the remaining unsold portion of these loans. Also, the Company recently chose to retain fixed rate mortgages, and currently does not hold these types of loans for sale.

The following table presents information about loans held for sale, including an impairment valuation allowance resulting from declines in fair value below cost, which is further discussed in Note 12 on Fair Value Measurements.

(In thousands)	Mar. 31, 2012	Dec. 31, 2011
Balance outstanding:
Student loans, at cost	$9,844	$28,706
Residential mortgage loans, at cost	—	2,545
Valuation allowance on student loans	(171)	(175)
Total loans held for sale, at lower of cost or fair value	$9,673	$31,076

	For the Three Months Ended March 31
(In thousands)	2012	2011
Net gains on sales:
Student loans	$309	$68
Residential mortgage loans	49	503
Total gains on sales of loans held for sale, net	$358	$571

The Company’s holdings of foreclosed real estate totaled $18.6 million and $18.3 million at March 31, 2012 and December 31, 2011, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $3.5 million and $4.2 million at March 31, 2012 and December 31, 2011, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

3. Investment Securities

Investment securities, at fair value, consisted of the following at March 31, 2012 and December 31, 2011.

(In thousands)	Mar. 31, 2012	Dec. 31, 2011
Available for sale:
U.S. government and federal agency obligations	$368,662	$364,665
Government-sponsored enterprise obligations	277,924	315,698
State and municipal obligations	1,326,867	1,245,284
Agency mortgage-backed securities	3,866,456	4,106,059
Non-agency mortgage-backed securities	294,221	316,902
Asset-backed securities	2,817,492	2,693,143
Other debt securities	123,355	141,260
Equity securities	45,422	41,691
Total available for sale	9,120,399	9,224,702
Trading	34,178	17,853
Non-marketable	120,734	115,832
Total investment securities	$9,275,311	$9,358,387

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $45.3 million at both March 31, 2012 and December 31, 2011. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $75.4 million and $70.5 million at March 31, 2012 and December 31, 2011, respectively.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2012 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$7,856	$8,011
After 1 but within 5 years	186,985	208,287
After 5 but within 10 years	133,940	152,364
Total U.S. government and federal agency obligations	328,781	368,662
Government-sponsored enterprise obligations:
Within 1 year	31,111	31,230
After 1 but within 5 years	108,983	112,296
After 5 but within 10 years	12,114	12,219
After 10 years	122,904	122,179
Total government-sponsored enterprise obligations	275,112	277,924
State and municipal obligations:
Within 1 year	82,630	83,542
After 1 but within 5 years	542,924	561,698
After 5 but within 10 years	471,973	484,430
After 10 years	210,317	197,197
Total state and municipal obligations	1,307,844	1,326,867
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,742,525	3,866,456
Non-agency mortgage-backed securities	287,375	294,221
Asset-backed securities	2,815,676	2,817,492
Total mortgage and asset-backed securities	6,845,576	6,978,169
Other debt securities:
Within 1 year	47,999	49,544
After 1 but within 5 years	63,858	67,837
After 5 but within 10 years	5,974	5,974
Total other debt securities	117,831	123,355
Equity securities	21,252	45,422
Total available for sale investment securities	$8,896,396	$9,120,399

Included in U.S. government securities are $360.5 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS). Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $129.9 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $27.5 million at March 31, 2012.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. government and federal agency obligations	$328,781	$39,881	$—	$368,662
Government-sponsored enterprise obligations	275,112	3,580	(768)	277,924
State and municipal obligations	1,307,844	36,873	(17,850)	1,326,867
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,742,525	124,282	(351)	3,866,456
Non-agency mortgage-backed securities	287,375	10,288	(3,442)	294,221
Asset-backed securities	2,815,676	8,409	(6,593)	2,817,492
Total mortgage and asset-backed securities	6,845,576	142,979	(10,386)	6,978,169
Other debt securities	117,831	5,524	—	123,355
Equity securities	21,252	24,170	—	45,422
Total	$8,896,396	$253,007	$(29,004)	$9,120,399
December 31, 2011
U.S. government and federal agency obligations	$328,530	$36,135	$—	$364,665
Government-sponsored enterprise obligations	311,529	4,169	—	315,698
State and municipal obligations	1,220,840	35,663	(11,219)	1,245,284
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,989,464	117,088	(493)	4,106,059
Non-agency mortgage-backed securities	315,752	8,962	(7,812)	316,902
Asset-backed securities	2,692,436	7,083	(6,376)	2,693,143
Total mortgage and asset-backed securities	6,997,652	133,133	(14,681)	7,116,104
Other debt securities	135,190	6,070	—	141,260
Equity securities	18,354	23,337	—	41,691
Total	$9,012,095	$238,507	$(25,900)	$9,224,702

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2012, the fair value of securities on this watch list was $211.5 million.

As of March 31, 2012, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $118.3 million. The credit-related portion of the impairment totaled $10.4 million and was recorded in earnings. The noncredit-related portion of the impairment totaled $1.5 million on a pre-tax basis, and has been recognized in accumulated other comprehensive income. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost bases.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	0% - 31%
Projected cumulative default	13% - 57%
Credit support	0% - 17%
Loss severity	33% - 57%

The following table shows changes in the credit losses recorded in the three months ended March 31, 2012 and 2011, for which a portion of an OTTI was recognized in other comprehensive income.

	For the Three Months Ended March 31
(In thousands)	2012	2011
Balance at January 1	$9,931	$7,542
Credit losses on debt securities for which impairment was previously recognized	320	274
Increase in expected cash flows that are recognized over remaining life of security	(38)	—
Balance at March 31	$10,213	$7,816

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Government-sponsored enterprise obligations	$82,149	$768	$—	$—	$82,149	$768
State and municipal obligations	148,038	1,582	87,350	16,268	235,388	17,850
Mortgage and asset-backed securities:
Agency mortgage-backed securities	60,464	351	—	—	60,464	351
Non-agency mortgage-backed securities	4,602	115	72,198	3,327	76,800	3,442
Asset-backed securities	708,365	4,897	96,157	1,696	804,522	6,593
Total mortgage and asset-backed securities	773,431	5,363	168,355	5,023	941,786	10,386
Total	$1,003,618	$7,713	$255,705	$21,291	$1,259,323	$29,004
December 31, 2011
State and municipal obligations	$65,962	$712	$110,807	$10,507	$176,769	$11,219
Mortgage and asset-backed securities:
Agency mortgage-backed securities	72,019	493	—	—	72,019	493
Non-agency mortgage-backed securities	23,672	784	118,972	7,028	142,644	7,812
Asset-backed securities	1,236,526	4,982	87,224	1,394	1,323,750	6,376
Total mortgage and asset-backed securities	1,332,217	6,259	206,196	8,422	1,538,413	14,681
Total	$1,398,179	$6,971	$317,003	$18,929	$1,715,182	$25,900

The total available for sale portfolio consisted of approximately 1,550 individual securities at March 31, 2012. The portfolio included 181 securities, having an aggregate fair value of $1.3 billion, that were in a loss position at March 31, 2012. Securities identified as other-than-temporarily impaired which have been in a loss position for 12 months or longer totaled $60.7 million at fair value, or .7% of the total available for sale portfolio value. Securities with temporary impairment which have been in a loss position for 12 months or longer totaled $195.0 million, or 2.1% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $17.9 million at March 31, 2012. Of these losses, $16.5 million related to auction rate securities (ARS) and $1.3 million related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $1.2 billion at fair value, or 13.1% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the largest holdings, by state and economic sector, is shown in the table below.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At March 31, 2012
Texas	10.1%	5.3	Aa1
Florida	9.1	4.7	Aa3
Washington	6.2	4.0	Aa2
Illinois	4.9	6.0	Aa3
Ohio	4.9	5.1	Aa2
General obligation	27.5%	4.5	Aa2
Housing	20.0	4.6	Aa1
Transportation	14.5	4.0	Aa3
Lease	13.9	3.7	Aa3
Limited Tax	6.4	5.1	Aa2

The remaining unrealized losses on the Company’s investments, as shown in the preceding tables, are largely contained in the categories of non-agency mortgage-backed and other asset-backed securities. These securities are not guaranteed by an outside agency and are dependent on payments received from the underlying collateral. While virtually all of these securities, at purchase date, were comprised of senior tranches and were highly rated by various rating agencies, changes in interest rates, the adverse housing market, liquidity pressures, and overall economic climate has resulted in low fair values for certain of these securities. As mentioned above, the Company maintains a watch list comprised mostly of these securities, and has recorded OTTI losses on certain of these securities.

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2012	2011
Proceeds from sales of available for sale securities	$4,951	$11,202
Proceeds from sales of non-marketable securities	2,035	—
Total proceeds	$6,986	$11,202
Available for sale:
Gains realized on sales	$342	$176
Other-than-temporary impairment recognized on debt securities	(320)	(274)
Non-marketable:
Gains realized on sales	93	—
Losses realized on sales	(200)	—
Fair value adjustments, net	4,125	1,425
Investment securities gains, net	$4,040	$1,327

At March 31, 2012, securities carried at $4.2 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $420.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2012				December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$25,720	$(19,336)	$—	$6,384	$25,720	$(18,750)	$—	$6,970
Mortgage servicing rights	3,097	(2,024)	(387)	686	3,097	(1,926)	(427)	744
Total	$28,817	$(21,360)	$(387)	$7,070	$28,817	$(20,676)	$(427)	$7,714

Aggregate amortization expense on intangible assets was $684 thousand and $813 thousand, respectively, for the three months ended March 31, 2012 and 2011. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2012. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2012	$2,300
2013	1,758
2014	1,281
2015	937
2016	625

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2012 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2012	$125,585	$6,970	$744
Amortization	—	(586)	(98)
Impairment reversal	—	—	40
Balance March 31, 2012	$125,585	$6,384	$686

Goodwill allocated to the Company’s operating segments at March 31, 2012 and December 31, 2011 is shown below.

(In thousands)
Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746
Total goodwill	$125,585

5. Guarantees

The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the payment or performance obligation of a customer to a third party. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, the Company has rights to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2012 that net liability was $5.2 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $366.3 million at March 31, 2012.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at March 31, 2012, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At March 31, 2012, the liability recorded for guarantor RPAs was $115 thousand, and the notional amount of the underlying swaps was $37.3 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default. The Company's loss exposure at March 31, 2012, before considering collateral coverage, was approximately $3.5 million.

6. Pension

The amount of net pension cost for the three months ended March 31, 2012 and 2011 is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2012	2011
Service cost - benefits earned during the period	$103	$88
Interest cost on projected benefit obligation	1,287	1,362
Expected return on plan assets	(1,645)	(1,675)
Amortization of unrecognized net loss	730	540
Net periodic pension cost	$475	$315

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first three months of 2012, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2012.

7. Common Stock

Presented below is a summary of the components used to calculate basic and diluted income per share. The Company applies the two-class method of computing income per share, as nonvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the nonvested share-based awards and for common stock. Income per share attributable to common stock is shown in the table below. Nonvested share-based awards are further discussed in Note 11.

	For the Three Months Ended March 31
(In thousands, except per share data)	2012	2011
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$65,799	$60,453
Less income allocated to nonvested restricted stockholders	562	404
Net income available to common stockholders	$65,237	$60,049
Distributed income	$20,247	$19,907
Undistributed income	$44,990	$40,142
Weighted average common shares outstanding	88,221	90,791
Distributed income per share	$.23	$.22
Undistributed income per share	.51	.44
Basic income per common share	$.74	$.66
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$65,799	$60,453
Less income allocated to nonvested restricted stockholders	561	403
Net income available to common stockholders	$65,238	$60,050
Distributed income	$20,247	$19,907
Undistributed income	$44,991	$40,143
Weighted average common shares outstanding	88,221	90,791
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	335	387
Weighted average diluted common shares outstanding	88,556	91,178
Distributed income per share	$.23	$.22
Undistributed income per share	.51	.44
Diluted income per common share	$.74	$.66

The diluted income per common share computations for the three months ended March 31, 2011 excluded 861 thousand in unexercised stock options and stock appreciation rights because their inclusion would have been anti-dilutive to income per share. Nearly all unexercised options and rights were dilutive for the comparable period in 2012.

8. Accumulated Other Comprehensive Income

The table below shows the accumulated balances for components of other comprehensive income, net of tax. The largest component is the unrealized holding gains and losses on available for sale securities. Unrealized gains and losses on debt securities for which an other-than-temporary impairment (OTTI) has been recorded in current earnings are shown separately below. The other component is pension gains and losses that arise during the period but are not recognized as components on net periodic benefit cost, and corresponding adjustments when these gains and losses are subsequently amortized to net periodic benefit cost.

	Unrealized Gains (Losses) on Securities		Pension Loss	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2012	$(4,321)	$136,137	$(21,278)	$110,538
Current period other comprehensive income	3,360	3,706	452	7,518
Balance March 31, 2012	(961)	139,843	(20,826)	118,056
Balance January 1, 2011	(7,469)	87,784	(16,970)	63,345
Current period other comprehensive income (loss)	4,014	(6,560)	335	(2,211)
Balance March 31, 2011	$(3,455)	$81,224	$(16,635)	$61,134

9. Segments

The Company segregates financial information for use in assessing its performance and allocating resources among three operating segments: Consumer, Commercial and Wealth. The Consumer segment includes the consumer portion of the retail branch network (loans, deposits, and other personal banking services), indirect and other consumer financing, and consumer debit and credit bank cards.  The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The Commercial segment includes the Capital Markets Group, which sells fixed income securities and provides investment safekeeping and bond accounting services. The Wealth segment provides traditional trust and estate tax planning, advisory and discretionary investment management, and brokerage services, and includes the Private Banking product portfolio.

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2012
Net interest income	$69,093	$71,629	$9,757	$150,479	$9,258	$159,737
Provision for loan losses	(9,307)	(1,831)	(42)	(11,180)	3,015	(8,165)
Non-interest income	27,188	42,894	26,155	96,237	(1,654)	94,583
Investment securities gains, net	—	—	—	—	4,040	4,040
Non-interest expense	(66,136)	(55,949)	(22,763)	(144,848)	(5,613)	(150,461)
Income before income taxes	$20,838	$56,743	$13,107	$90,688	$9,046	$99,734
Three Months Ended March 31, 2011
Net interest income	$70,948	$68,831	$9,549	$149,328	$11,645	$160,973
Provision for loan losses	(13,637)	(5,118)	(28)	(18,783)	2,994	(15,789)
Non-interest income	31,994	39,146	25,186	96,326	(420)	95,906
Investment securities gains, net	—	—	—	—	1,327	1,327
Non-interest expense	(69,512)	(56,836)	(22,314)	(148,662)	(5,298)	(153,960)
Income before income taxes	$19,793	$46,023	$12,393	$78,209	$10,248	$88,457

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

10. Derivative Instruments

The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. The largest group of notional amounts relate to interest rate swaps, which are discussed in more detail below. The Company also contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps through risk participation agreements. The Company’s risks and responsibilities as guarantor are further discussed in Note 5 on Guarantees.

Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. Also, the Company's past practice of originating and selling fixed rate personal real estate loans to other institutions resulted in mortgage loan commitments and forward sales contracts. In mid 2011, the Company curtailed the sales of these types of loans and, at March 31, 2012, did not hold such loans for sale.

(In thousands)	March 31, 2012	December 31, 2011
Interest rate swaps	$490,916	$486,207
Interest rate caps	29,236	29,736
Credit risk participation agreements	41,678	41,414
Foreign exchange contracts	73,942	80,535
Mortgage loan commitments	—	1,280
Mortgage loan forward sale contracts	—	3,650
Total notional amount	$635,772	$642,822

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At March 31, 2012, the Company had entered into three interest rate swaps with a notional amount of $14.2 million, included in the table above, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended March 31
(In thousands)	2012	2011
Gain (loss) on interest rate swaps	$88	$187
Gain (loss) on loans	(85)	(181)
Amount of hedge ineffectiveness	$3	$6

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-

performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at March 31, 2012 was $476.7 million. The Company is party to master netting arrangements with several other financial institutions; however, the Company does not offset assets and liabilities under these arrangements for balance sheet presentation, as the effect of offsetting is not significant. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds. At March 31, 2012, the Company had net liability positions with its financial institution counterparties totaling $17.9 million and had posted $17.4 million in collateral.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. At March 31, 2012, the largest loss exposures were in the groups related to real estate, education and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $3.8 million (real estate and building materials), $3.4 million (education) and $2.8 million (manufacturing) at March 31, 2012.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 12 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Mar. 31, 2012	Dec. 31, 2011	Balance Sheet	Mar. 31, 2012	Dec. 31, 2011
(In thousands)	Location	Fair Value		Location	Fair Value

Interest rate swaps	Other assets	$—	$—	Other liabilities	$(965)	$(1,053)
Total derivatives designated as hedging instruments		$—	$—		$(965)	$(1,053)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$17,701	$19,051	Other liabilities	$(17,877)	$(19,157)
Interest rate caps	Other assets	6	11	Other liabilities	(6)	(11)
Credit risk participation agreements	Other assets	9	9	Other liabilities	(115)	(141)
Foreign exchange contracts	Other assets	1,069	2,440	Other liabilities	(1,113)	(2,343)
Mortgage loan commitments	Other assets	—	20	Other liabilities	—	—
Mortgage loan forward sale contracts	Other assets	—	6	Other liabilities	—	(17)
Total derivatives not designated as hedging instruments		$18,785	$21,537		$(19,111)	$(21,669)
Total derivatives		$18,785	$21,537		$(20,076)	$(22,722)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31
(In thousands)		2012	2011
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$88	$187
Total		$88	$187
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$117	$389
Interest rate caps	Other non-interest income	—	—
Credit risk participation agreements	Other non-interest income	(2)	6
Foreign exchange contracts	Other non-interest income	(140)	164
Mortgage loan commitments	Loan fees and sales	(20)	44
Mortgage loan forward sale contracts	Loan fees and sales	11	(413)
Total		$(34)	$190

11. Stock-Based Compensation

The Company normally issues most of its annual stock-based compensation awards during the first quarter. Stock-based compensation has historically been issued in the form of options, stock appreciation rights (SARs) and nonvested stock. During the past several years, including the first quarter of 2012, stock-based compensation has been issued solely in the form of nonvested stock awards. The stock-based compensation expense that has been charged against income was $1.4 million and $1.3 million in the three months ended March 31, 2012 and 2011, respectively.

The 2012 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2012, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	653,782	$35.48
Granted	207,985	38.47
Vested	(30,626)	38.79
Forfeited	(514)	36.23
Nonvested at March 31, 2012	830,627	$36.11

In previous years, SARs and stock options have also been granted, with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs, which the Company granted in 2006 through 2009, vest on a graded basis over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vest on a graded basis over 3 years of continuous service and also have 10-year contractual terms. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant.

A summary of option activity during the first three months of 2012 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,352,644	$30.26
Granted	—	—
Forfeited	—	—
Expired	(849)	19.61
Exercised	(241,078)	26.22
Outstanding at March 31, 2012	1,110,717	$31.15	2.0 years	$10,412

A summary of SAR activity during the first three months of 2012 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,739,126	$37.83
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(12,766)	35.63
Outstanding at March 31, 2012	1,726,360	$37.84	4.9 years	$4,622

12. Fair Value Measurements

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

At March 31, 2012, the Company held in its available for sale portfolio certain auction rate securities (ARS) totaling $129.9 million. The auction process by which the ARS are normally priced has not functioned since 2008, and due to the illiquidity in the market, the fair value of these securities cannot be based on observable market prices. The fair values of the ARS are estimated using a discounted cash flows analysis which is discussed more fully in the Level 3 Inputs section of this note. Because several of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

Trading securities

The securities in the Company’s trading portfolio are priced by averaging several broker quotes for similar instruments and are classified as Level 2 measurements.

Private equity investments

These securities are held by the Company’s private equity subsidiaries and are included in non-marketable investment securities in the consolidated balance sheets. Due to the absence of quoted market prices, valuation of these nonpublic investments requires significant management judgment. These fair value measurements, which are discussed in the Level 3 Inputs section of this note, are classified as Level 3.

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

The table below presents the March 31, 2012 and December 31, 2011 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2012 or the twelve months ended December 31, 2011.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$368,662	$361,150	$7,512	$—
Government-sponsored enterprise obligations	277,924	—	277,924	—
State and municipal obligations	1,326,867	—	1,196,994	129,873
Agency mortgage-backed securities	3,866,456	—	3,866,456	—
Non-agency mortgage-backed securities	294,221	—	294,221	—
Other asset-backed securities	2,817,492	—	2,817,492	—
Other debt securities	123,355	—	123,355	—
Equity securities	45,422	32,225	13,197	—
Trading securities	34,178	—	34,178	—
Private equity investments	72,121	—	—	72,121
Derivatives *	18,785	—	18,776	9
Assets held in trust	5,375	5,375	—	—
Total assets	$9,250,858	$398,750	$8,650,105	$202,003
Liabilities:
Derivatives *	$20,076	$—	$19,961	$115
Total liabilities	$20,076	$—	$19,961	$115
December 31, 2011
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$364,665	$357,155	$7,510	$—
Government-sponsored enterprise obligations	315,698	—	315,698	—
State and municipal obligations	1,245,284	—	1,109,663	135,621
Agency mortgage-backed securities	4,106,059	—	4,106,059	—
Non-agency mortgage-backed securities	316,902	—	316,902	—
Other asset-backed securities	2,693,143	—	2,693,143	—
Other debt securities	141,260	—	141,260	—
Equity securities	41,691	27,808	13,883	—
Trading securities	17,853	—	17,853	—
Private equity investments	66,978	—	—	66,978
Derivatives *	21,537	—	21,502	35
Assets held in trust	4,506	4,506	—	—
Total assets	$9,335,576	$389,469	$8,743,473	$202,634
Liabilities:
Derivatives *	$22,722	$—	$22,564	$158
Total liabilities	$22,722	$—	$22,564	$158
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2012
Balance January 1, 2012	$135,621	$66,978	$(123)	$202,476
Total gains or losses (realized/unrealized):
Included in earnings	—	4,125	(11)	4,114
Included in other comprehensive income	(5,458)	—	—	(5,458)
Investment securities called	(350)	—	—	(350)
Discount accretion	60	—	—	60
Purchase of private equity securities	—	3,275	—	3,275
Sale / paydown of private equity securities	—	(2,434)	—	(2,434)
Capitalized interest/dividends	—	177	—	177
Purchase of risk participation agreement	—	—	28	28
Balance March 31, 2012	$129,873	$72,121	$(106)	$201,888
Total gains or losses for the three months included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2012	$—	$4,125	$(2)	$4,123
For the three months ended March 31, 2011
Balance January 1, 2011	$150,089	$53,860	$352	$204,301
Total gains or losses (realized/unrealized):
Included in earnings	—	1,425	(363)	1,062
Included in other comprehensive income	(1,271)	—	—	(1,271)
Investment securities called	(5,918)	—	—	(5,918)
Discount accretion	307	—	—	307
Purchase of private equity securities	—	179	—	179
Sale / paydown of private equity securities	—	43	—	43
Capitalized interest/dividends	—	—	79	79
Sales of risk participation agreements	—	—	(76)	(76)
Balance March 31, 2011	$143,207	$55,507	$(8)	$198,706
Total gains or losses for the three months included in earnings attributable to the
change in unrealized gains or losses relating to assets still held at March 31, 2011	$—	$1,425	$119	$1,544

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2012
Total gains or losses included in earnings	$(9)	$(2)	$4,125	$4,114
Change in unrealized gains or losses relating to assets still held at March 31, 2012	$—	$(2)	$4,125	$4,123
For the three months ended March 31, 2011
Total gains or losses included in earnings	$(369)	$6	$1,425	$1,062
Change in unrealized gains or losses relating to assets still held at March 31, 2011	$113	$6	$1,425	$1,544

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to ARS, held in the state and municipal portfolio, and private equity investments.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	5 years
		Estimated market rate	2.7% - 4.6%
Private equity investments	Market comparable companies	EBITDA multiple	4.0% - 5.5%

The fair values of ARS are estimated using a discounted cash flows analysis in which estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. Under normal conditions, ARS traded in weekly auctions and were considered liquid investments. The Company's estimate of when these auctions might resume is highly judgmental and subject to variation depending on current and projected market conditions. Few auctions of these securities have been held since 2008, and most sales have been privately arranged. Estimated cash flows during the period over which the Company expects to hold the securities are discounted at an estimated market rate reflecting adjustments for liquidity premium and nonperformance risk. These securities are comprised of bonds issued by various states and municipalities for healthcare and student lending purposes, and market rates are derived for each type. An increase in the holding period alone would result in a higher fair value measurement, while an increase in the estimated market rate (the discount rate) alone would result in a lower fair value measurement.

The fair values of the Company's private equity investments are based on a determination of fair value of the investee company less exit costs and preference payments assuming the sale of the investee company.  Investee companies are normally non-public entities.  The fair value of the investee company is determined by reference to the investee's total earnings before interest, depreciation/amortization, and income taxes (EBITDA) multiplied by an EBITDA factor.  EBITDA is normally determined based on a trailing prior period adjusted for specific factors including current economic outlook, investee management, and specific unique circumstances such as sales order information, major customer status, regulatory changes, etc.  The EBITDA multiple is based on management's review of published trading multiples for recent private equity transactions and other judgments, and is derived for each individual investee.  The value of the investee company is then reduced to reflect appropriate assumed selling and liquidation costs.  The fair value of the Company's investment (which is usually a partial interest in the investee company) is then calculated based on its ownership percentage in the investee company.

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at March 31, 2012 and 2011 are shown in the table below.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. At March 31, 2012, this portfolio consisted of student loans. Most of the portfolio is under contract to agencies which have been unable to consistently purchase loans under existing contractual terms. These loans have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which is classified as Level 3. The fair value of these loans was $6.6 million at March 31, 2012, net of an impairment reserve of $171 thousand. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts and the estimated exit price and is classified as Level 2.

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

Long-lived assets

In accordance with ASC 360-10-35, investments in branch facilities and various office buildings are written down to estimated fair value, or estimated fair value less cost to sell if the property is held for sale. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent on pricing and sales strategy. These fair value measurements are classified as Level 3. The loss recognized in the first quarter of 2012 resulted primarily from the Company's decision to market certain property adjacent to an office building in downtown Kansas City, also held for sale, which required a write-down to fair value less selling costs.

For assets measured at fair value on a nonrecurring basis during the first three months of 2012 and 2011 and still held as of March 31, 2012 and 2011, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2012 and 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended Mar. 31
March 31, 2012
Loans	$19,579	$—	$—	$19,579	$(1,208)
Mortgage servicing rights	686	—	—	686	40
Foreclosed assets	330	—	—	330	(50)
Long-lived assets	4,647	—	—	4,647	(3,000)

March 31, 2011
Loans	$41,091	$—	$—	$41,091	$(5,458)
Mortgage servicing rights	1,281	—	—	1,281	51
Foreclosed assets	2,301	—	—	2,301	(288)
Long-lived assets	3,300	—	—	3,300	(1,000)

13. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments held by the Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.

Loans
The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 “Fair Value Measurements and Disclosures”. Expected future cash flows for each individual loan are based on contractual features, and for loans with optionality, such as variable rates and prepayment features, are based on a multi-rate path process. Each loan's expected future cash flows are discounted using the LIBOR/swap curve plus an appropriate spread. For business, construction and business real estate loans, internally-developed pricing spreads are developed which are based on loan type, term and credit score. The spread for personal real estate loans is generally based on newly originated loans with similar characteristics. For consumer loans, the spread is calculated at loan origination as part of the Bank's funds transfer pricing process (also mentioned in Note 8), which is indicative of individual borrower credit worthiness. All consumer credit card loans are discounted at the same spread, depending on whether the rate is variable or fixed. Each of these measurements is classified as Level 3 in the fair value hierarchy, described in Note 12.

Loans Held for Sale
A description of the fair value measurement of loans held for sale is provided in Note 12.

Investment Securities
A description of the fair value measurement of the debt and equity instruments in the investment security portfolio is provided in Note 12.

Federal Funds Purchased and Sold, Interest Earning Deposits With Banks and Cash and Due From Banks
The carrying amounts of federal funds purchased and sold , interest earning deposits with banks, and cash and due from banks equals fair value, as these instruments are payable on demand or mature overnight. Because of their nature, they are considered Level 1 measurements.

Securities Purchased/Sold under Agreements to Resell/Repurchase
The fair values of these investments and borrowings are estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments. The fair value measurement is classified as Level 3.

Derivative Instruments
A description of the fair value measurement of derivative instruments is provided in Note 12.

Deposits
The fair value of deposits with no stated maturity is equal to the amount payable on demand. Such deposits include savings and interest and non-interest bearing demand deposits. These fair value estimates do not recognize any benefit the Company receives as a result of being able to administer, or control, the pricing of these accounts. Because they are payable on demand, they are classified as Level 1 in the fair value hierarchy. The fair value of time open and certificates of deposit is based on the discounted value of cash flows, taking early withdrawal optionality into account. Discount rates are based on the Company's approximate cost of obtaining similar maturity funding in the market. The measurement of time open and certificates of deposit is classified as Level 3.

Other Borrowings
The fair value of other borrowings, which consists of long-term debt, is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments. This fair value measurement is classified as Level 3.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	$2,920,237	$2,933,184	$2,808,265	$2,820,005
Real estate - construction and land	376,642	379,239	386,598	388,723
Real estate - business	2,203,686	2,228,049	2,180,100	2,197,535
Real estate - personal	1,458,467	1,497,628	1,428,777	1,485,028
Consumer	1,113,481	1,141,300	1,114,889	1,136,798
Revolving home equity	448,169	455,468	463,587	471,086
Consumer credit card	723,759	737,158	788,701	780,808
Overdrafts	3,530	3,530	6,561	6,561
Loans held for sale	9,673	9,684	31,076	33,279
Investment securities:
Available for sale	9,120,399	9,120,399	9,224,702	9,224,702
Trading	34,178	34,178	17,853	17,853
Non-marketable	120,734	120,734	115,832	115,832
Federal funds sold	40,925	40,925	11,870	11,870
Securities purchased under agreements to resell	850,000	864,157	850,000	864,089
Interest earning deposits with banks	12,038	12,038	39,853	39,853
Cash and due from banks	381,462	381,462	465,828	465,828
Derivative instruments	18,785	18,785	21,537	21,537
Financial Liabilities
Non-interest bearing deposits	$5,209,381	$5,209,381	$5,377,549	$5,377,549
Savings, interest checking and money market deposits	9,038,283	9,038,283	8,933,941	8,933,941
Time open and certificates of deposit	2,524,096	2,531,391	2,488,393	2,493,727
Federal funds purchased	110,845	110,845	153,330	153,330
Securities sold under agreements to repurchase	1,012,143	1,010,437	1,102,751	1,099,883
Other borrowings	111,520	124,894	111,817	126,397
Derivative instruments	20,076	20,076	22,722	22,722

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2011 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results to be attained for any other period.

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

Valuation of Investment Securities

The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 12 to the consolidated financial statements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions which are observable in the marketplace, or which can be derived from observable data. Such securities totaled approximately $8.6 billion, or 94.3% of the available for sale portfolio at March 31, 2012 and were classified as Level 2 measurements. The Company also holds $129.9 million in auction rate securities. These were classified as Level 3 measurements, as no liquid market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

Changes in the fair value of available for sale securities, excluding credit losses relating to other-than-temporary impairment, are reported in other comprehensive income. The Company periodically evaluates the available for sale portfolio for other-than-temporary impairment. Evaluation for other-than-temporary impairment is based on the Company’s intent to sell the security and whether it is likely that it will be required to sell the security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, the entire loss (the amount by which the amortized cost exceeds the fair value) is recognized in current earnings. If neither condition is met, but the Company does not expect to recover the amortized cost basis, the Company determines whether a credit loss has occurred. This credit loss is the amount by which the amortized cost basis exceeds the present value of cash flows expected to be collected from the security. The credit loss, if any, is recognized in current earnings, while the remainder of the loss, related to all other factors, is recognized in other comprehensive income.

The estimation of whether a credit loss exists and the period over which the security is expected to recover requires significant judgment. The Company considers available information about the collectability of the security, including information about past events, current conditions, and reasonable forecasts, which include payment structure, prepayment speeds, expected defaults, and collateral values. Changes in these factors could result in additional impairment, recorded in current earnings, in future periods.

At March 31, 2012, certain non-agency guaranteed mortgage-backed securities with a par value of $131.7 million were identified as other-than-temporarily impaired. The cumulative credit-related impairment loss on these securities amounted to $10.2 million, which was recorded in the consolidated statements of income.

The Company, through its direct holdings and its Small Business Investment subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments totaled $75.4 million at March 31, 2012, and most are carried at fair value. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net, in the consolidated statements of income. Because there is no observable market data for these securities, their fair values are internally developed using available information and management’s judgment, and they are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Selected Financial Data

	Three Months Ended March 31,
	2012	2011
Per Share Data
Net income per common share — basic	$.74	$.66
Net income per common share — diluted	.74	.66
Cash dividends	.230	.219
Book value	24.83	22.64
Market price	40.52	38.51
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	55.53%	62.47%
Non-interest bearing deposits to total deposits	30.93	29.20
Equity to loans (1)	23.86	21.62
Equity to deposits	13.25	13.51
Equity to total assets	10.74	11.06
Return on total assets	1.29	1.32
Return on total equity	12.04	11.95
(Based on end-of-period data)
Non-interest income to revenue (2)	37.19	37.34
Efficiency ratio (3)	58.91	59.64
Tier I risk-based capital ratio	14.85	14.75
Total risk-based capital ratio	16.19	16.12
Tangible common equity to assets ratio (4)	10.12	10.24
Tier I leverage ratio	9.70	10.27

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

Results of Operations

Summary

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011	Amount	Percent
Net interest income	$159,737	$160,973	$(1,236)	(.8)%
Provision for loan losses	(8,165)	(15,789)	(7,624)	(48.3)
Non-interest income	94,583	95,906	(1,323)	(1.4)
Investment securities gains, net	4,040	1,327	2,713	N.M.
Non-interest expense	(150,461)	(153,960)	(3,499)	(2.3)
Income taxes	(32,920)	(27,507)	5,413	19.7
Non-controlling interest expense	(1,015)	(497)	518	N.M.
Net income attributable to Commerce Bancshares, Inc.	$65,799	$60,453	$5,346	8.8%

For the quarter ended March 31, 2012, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $65.8 million, an increase of $5.3 million, or 8.8%, compared to the first quarter of the previous year. For the current quarter, the annualized return on average assets was 1.29%, the annualized return on average equity was 12.04%, and the efficiency ratio was 58.91%. Diluted earnings per share was $.74, an increase of 12.1% compared to $.66 per share in the first quarter of 2011.

Net income for the first quarter of 2012 compared to the same period last year included a decline of $7.6 million, or 48.3%, in the provision for loan losses. Net interest income declined $1.2 million, or .8%, due to lower earnings on the Company's loan and investment portfolios, partly offset by lower expense incurred on deposits. Non-interest income decreased $1.3 million, or 1.4%, due to a decline of $2.7 million in bank card transaction fees (the effect of new debit card fee regulations effective late in 2011), and a $3.0 million write-down on a former office property held for sale. These declines were partly offset by an increase of $2.2 million in capital market fees. Net securities gains increased $2.7 million, mainly due to fair value adjustments on private equity investments. Non-interest expense decreased $3.5 million, or 2.3%, compared to the same period last year due to declines of $2.4 million in deposit insurance expense and $4.1 million in other non-interest expense, partly offset by a $2.2 million increase in salaries and employee benefits. In addition, a $1.4 million reduction in a Visa indemnification obligation was recorded in the first quarter of 2011, and a similar expense reduction did not re-occur in the first quarter of 2012.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2012 vs. 2011
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$(2,752)	$(3,816)	$(6,568)
Loans held for sale	(238)	45	(193)
Investment securities:
U.S. government and federal agency securities	(1,017)	(1,395)	(2,412)
Government-sponsored enterprise obligations	384	(33)	351
State and municipal obligations	1,734	(1,350)	384
Mortgage-backed securities	12,329	(11,022)	1,307
Asset-backed securities	1,577	(1,851)	(274)
Other securities	126	(243)	(117)
Total interest on investment securities	15,133	(15,894)	(761)
Short-term federal funds sold and securities purchased under
agreements to resell	17	(10)	7
Long-term securities purchased under agreements to resell	1,083	1,030	2,113
Interest earning deposits with banks	(36)	1	(35)
Total interest income	13,207	(18,644)	(5,437)
Interest expense:
Deposits:
Savings	17	17	34
Interest checking and money market	879	(2,732)	(1,853)
Time open & C.D.'s of less than $100,000	(719)	(918)	(1,637)
Time open & C.D.'s of $100,000 and over	(15)	(747)	(762)
Total interest on deposits	162	(4,380)	(4,218)
Federal funds purchased and securities sold under
agreements to repurchase	144	(541)	(397)
Other borrowings	(3)	(6)	(9)
Total interest expense	303	(4,927)	(4,624)
Net interest income, fully taxable equivalent basis	$12,904	$(13,717)	$(813)

Net interest income for the first quarter of 2012 was $159.7 million, a $1.2 million decrease from the first quarter of 2011. On a tax equivalent (T/E) basis, net interest income totaled $165.7 million, down from $167.9 million in the previous quarter and down from $166.5 million in the same quarter last year. This decline from the same period last year was mainly the result of lower loan yields and loan balances, in conjunction with lower rates paid on deposits. The Company's net interest rate margin was 3.45% for the first quarter of 2012, compared to 3.44% in the previous quarter and 3.85% in the first quarter of 2011.

Total interest income (T/E) decreased $5.4 million, or 3.0%, from the first quarter of 2011. Interest income on loans, including loans held for sale, declined $6.8 million due to a decrease of $277.9 million, or 2.9%, in average loan balances, coupled with a decrease in average rates earned. The overall average rate earned on total loans was 4.94% compared to 5.13% in the first quarter of 2011. Average business loans and average construction and land loans decreased $158.6 million and $71.1 million, respectively, and, coupled with a decrease in average rates earned on these loans, caused a $3.0 million decrease in interest income. Average business real estate loans increased $103.5 million, or 5.0%, the impact of which was offset by a decrease of 35 basis points in the average rate earned on those loans. Interest income from personal real estate loans decreased $1.4 million, or 7.9%, primarily due to a 42 basis point decrease in the average rate earned. Interest income from consumer loans decreased $1.9 million due to a 54 basis point decrease in the average rate earned coupled with a decrease in average balances of $39.2 million, or 3.4%. Reflected in the decrease in consumer average loan balances was a decrease of $113.1 million in marine and RV loans as that portfolio continues to pay down (since the Company no longer originates these types of loans), which was partially offset by an increase in auto loan balances. Average consumer credit card loans decreased $44.2 million compared to the first quarter of 2011, while the average rate earned on these balances increased to 11.78% from 10.92%.

Interest income on investment securities (T/E) was $58.3 million during the first quarter of 2012 compared to $59.0 million during the same period last year. The average balance of the total portfolio increased $1.8 billion, or 25.1%, compared to the first quarter of 2011. This growth mainly occurred in mortgage and asset-backed securities, which increased by $1.3 billion and $440.6 million, respectively. The effect of higher balances was largely offset by lower overall average yields, which declined to 2.56% compared to 3.28% during the first quarter of 2011. The current quarter also included a decrease of $2.6 million in interest earned on inflation-protected securities.

The average balances of long-term securities purchased under agreements to resell increased $282.2 million, or 49.7%, over the first quarter of 2011, while the average rate earned increased 48 basis points, together contributing an increase in interest income of $2.1 million.

The average tax equivalent yield on total interest earning assets was 3.66% in the first quarter of 2012 compared to 4.20% in the first quarter of 2011.

Total interest expense decreased $4.6 million, or 31.1%, compared to the first quarter of 2011, primarily due to a $4.2 million decrease in interest expense on interest bearing deposits. The decrease in interest expense on deposits resulted primarily from a 13 basis point decrease in average rates paid on interest checking and money market accounts, coupled with a 29 basis point decrease in average rates paid on time open and certificates of deposit. Also, average time open and certificate of deposit balances decreased $259.6 million, which was offset by an increase of $887.8 million in average money market account balances. The overall average rate incurred on all interest bearing liabilities decreased to .32% in the first quarter of 2012 compared to .51% in the first quarter of 2011.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011	Amount	Percent
Bank card transaction fees	$34,733	$37,462	$(2,729)	(7.3)%
Trust fees	22,814	21,572	1,242	5.8
Deposit account charges and other fees	19,336	19,300	36.2
Capital market fees	6,871	4,720	2,151	45.6
Consumer brokerage services	2,526	2,663	(137)	(5.1)
Loan fees and sales	1,561	1,824	(263)	(14.4)
Other	6,742	8,365	(1,623)	(19.4)
Total non-interest income	$94,583	$95,906	$(1,323)	(1.4)%
Non-interest income as a % of total revenue*	37.2%	37.3%
* Total revenue includes net interest income and non-interest income.

For the first quarter of 2012, total non-interest income amounted to $94.6 million compared with $95.9 million in the same quarter last year, which was a decrease of $1.3 million, or 1.4%. Bank card fees for the quarter declined $2.7 million, or 7.3%, from the first quarter of last year, as a result of a decline in debit card interchange fees of $5.9 million, or 41.4% (mainly the effect of new pricing limitations effective in late 2011), but was partly offset by growth in corporate card fees of $2.3 million, or 16.8%. Corporate card and debit card fees for the current quarter totaled $15.7 million and $8.4 million, respectively. Merchant fees grew by 15.1% due to a new sales focus, and totaled $5.7 million for the quarter. Trust fees for the quarter increased $1.2 million, or 5.8%, over the same quarter last year resulting mainly from growth in both personal and institutional trust fees. Deposit account fees increased slightly, as corporate cash management and other personal account fees grew by $925 thousand, while overdraft fees declined $888 thousand, or 9.6%. Capital market fees for the current quarter totaled $6.9 million, an increase of $2.2 million, or 45.6%, as a result of growth in sales of mainly fixed income securities to correspondent banks and other commercial customers. Consumer brokerage services revenue decreased by $137 thousand, or 5.1%, mainly due to a decline in variable annuity commissions. Loan fees and sales revenue was down $263 thousand, or 14.4%, from the same period last year mainly due to lower mortgage banking revenue and commercial loan commitment fees. Other non-interest income for the current quarter decreased $1.6 million from the same quarter last year and included a fair value loss of $3.0 million on an office building and adjacent land, which formerly housed the Bank's operations center, and is currently held for sale. This decline was partly offset by a net gain recorded upon the insurance settlement on the Joplin tornado loss and a gain on the sale of a branch property in central Missouri.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2012 and 2011 are shown in the table below. Net securities gains amounted to $4.0 million in the first quarter of 2012, compared to gains of $1.3 million in the same quarter last year. Included in these gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total par value of $131.7 million at March 31, 2012. During the current quarter, additional credit-related impairment losses of $320 thousand were recorded, bringing the cumulative credit-related impairment loss on these securities, recorded in earnings, to $10.4 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is included in non-controlling interest in the consolidated statements of income, and resulted in expense of $817 thousand during the first quarter of 2012 and $338 thousand during the same period last year.

	Three Months Ended March 31,
(In thousands)	2012	2011
Available for sale:
Municipal bonds	$—	$176
Agency mortgage-backed bonds	342	—
OTTI losses on non-agency mortgage-backed bonds	(320)	(274)
Non-marketable:
Private equity investments	4,018	1,425
Total investment securities gains, net	$4,040	$1,327

Non-Interest Expense

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011	Amount	Percent
Salaries and employee benefits	$89,543	$87,392	$2,151	2.5%
Net occupancy	11,260	12,037	(777)	(6.5)
Equipment	5,189	5,577	(388)	(7.0)
Supplies and communication	5,613	5,532	81	1.5
Data processing and software	17,469	16,467	1,002	6.1
Marketing	3,822	4,258	(436)	(10.2)
Deposit insurance	2,520	4,891	(2,371)	(48.5)
Indemnification obligation	—	(1,359)	1,359	N.M.
Other	15,045	19,165	(4,120)	(21.5)
Total non-interest expense	$150,461	$153,960	$(3,499)	(2.3)%

Non-interest expense for the first quarter of 2012 amounted to $150.5 million, a decrease of $3.5 million, or 2.3%, compared with $154.0 million in the first quarter of last year. Salaries and benefits expense increased $2.2 million, or 2.5%, mainly due to higher incentive compensation of $725 thousand and higher medical costs, payroll taxes, and 401K expense, which totaled $817 thousand. Full-time equivalent employees totaled 4,713 at March 31, 2012 compared to 4,814 at March 31, 2011. Occupancy and equipment expense declined $777 thousand and $388 thousand, respectively, partly due to the mild 2012 winter and lower depreciation costs. Supplies and communication expense increased slightly, while marketing costs decreased $436 thousand, or 10.2%. Data processing and software costs increased $1.0 million, or 6.1%, partly due to processing charges on higher corporate card volume. FDIC insurance expense decreased $2.4 million, or 48.5%, as a result of new assessment rules which became effective in the second quarter of 2011. Other non-interest expense decreased $4.1 million, or 21.5%, from the same quarter last year, and included a decline of $1.1 million due to incentives associated with new bank card network agreements which became effective in the current quarter. In addition, expense on foreclosed real estate and other repossessed property declined $852 thousand, mainly due to lower losses on fair value adjustments in the first quarter of 2012. Other non-interest expense also included a decline in regulatory fees of $609 thousand, which resulted from the Bank's conversion from a national association to a state charter in mid 2011. In the first quarter of 2011, other non-interest expense included a termination fee of $910 thousand on the cancellation of a securities resell agreement and expense of $877 thousand related to the donation of appreciated securities.

Provision and Allowance for Loan Losses

	Three Months Ended
(In thousands)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2011
Provision for loan losses	$8,165	$12,143	$15,789
Net loan charge-offs:
Business	110	650	2,010
Real estate-construction and land	220	2,624	1,986
Real estate-business	1,495	731	1,064
Consumer credit card	6,173	6,986	9,038
Consumer	2,631	2,682	4,013
Revolving home equity	360	884	367
Real estate-personal	69	798	274
Overdrafts	107	294	37
Total net loan charge-offs	$11,165	$15,649	$18,789

	Three Months Ended
	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2011
Annualized net loan charge-offs*:
Business	.02%	.09%	.27%
Real estate-construction and land	.23	2.69	1.78
Real estate-business	.28	.13	.21
Consumer credit card	3.40	3.78	4.73
Consumer	.96	.96	1.42
Revolving home equity	.32	.75	.31
Real estate-personal	.02	.22	.08
Overdrafts	5.67	16.43	2.11
Total annualized net loan charge-offs	.49%	.68%	.81%
* as a percentage of average loans (excluding loans held for sale)

The Company has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of a specific allowance component based on certain individually evaluated loans and a general component based on estimates of allowances for pools of loans.

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

The Company's estimate of the allowance for loan losses and the corresponding provision for loan losses is based upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company's senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company's subsidiary bank continues to be subject to examination by several regulatory agencies, and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. Note 1 in the 2011 Annual Report on Form 10-K contains additional discussion on the allowance and charge-off policies.

Net loan charge-offs in the first quarter of 2012 amounted to $11.2 million, compared with $15.6 million in the prior quarter and $18.8 million in the first quarter of last year. The $4.5 million decrease in net loan charge-offs in the first quarter of 2012 compared to the previous quarter was mainly the result of lower construction and land, consumer credit card, and personal real estate loan losses, which decreased by $2.4 million, $813 thousand, and $729 thousand, respectively, reflecting improved credit trends. Business and revolving home equity net loan charge-offs also declined by $540 thousand and $524 thousand, respectively. Net loan losses on business real estate loans increased $764 thousand during the quarter and totaled $1.5 million at quarter-end. The ratio of annualized net loan charge-offs to total average loans was .49% in the current quarter compared to .68% in the previous quarter and .81% in the same quarter last year.

For the first quarter of 2012, annualized net charge-offs on average consumer credit card loans amounted to 3.40%, compared with 3.78% in the previous quarter and 4.73% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .96% of average consumer loans, which was unchanged from the previous quarter, as compared to 1.42% in the same quarter last year.

The provision for loan losses for the current quarter totaled $8.2 million, a decrease of $4.0 million from the previous quarter and $7.6 million lower than in the same period last year. The current quarter provision for loan losses was $3.0 million less than net loan charge-offs for the current quarter, thereby reducing the allowance to $181.5 million. At March 31, 2012 the allowance for loan losses was 1.96% of total loans, excluding loans held for sale, and was 264% of total non-accrual loans.

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

(Dollars in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans:
Business	$20,142	$25,724
Real estate – construction and land	21,055	22,772
Real estate – business	20,655	19,374
Real estate – personal	7,023	7,612
Total non-accrual loans	68,875	75,482
Foreclosed real estate	18,585	18,321
Total non-performing assets	$87,460	$93,803
Non-performing assets as a percentage of total loans	.95%	1.02%
Non-performing assets as a percentage of total assets	.43%	.45%
Loans past due 90 days and still accruing interest:
Business	$782	$595
Real estate – construction and land	150	121
Real estate – business	1,638	29
Real estate – personal	3,151	3,045
Consumer	1,691	2,230
Revolving home equity	1,268	643
Consumer credit card	7,748	8,295
Total loans past due 90 days and still accruing interest	$16,428	$14,958

Non-accrual loans, which are also classified as impaired, totaled $68.9 million at March 31, 2012, and decreased $6.6 million from amounts recorded at December 31, 2011. The decline from December 31, 2011 occurred mainly in business non-accrual loans, which decreased $5.6 million. At March 31, 2012, non-accrual loans were comprised mainly of construction and land (30.6%), business real estate (30.0%), and business (29.2%) loans. Foreclosed real estate increased $264 thousand to a balance of $18.6 million at March 31, 2012. Total loans past due 90 days or more and still accruing interest amounted to $16.4 million as of March 31, 2012, an increase of $1.5 million when compared to December 31, 2011, resulting mainly from an increase in business real estate loan delinquencies.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $202.0 million at March 31, 2012 compared with $250.7 million at December 31, 2011, resulting in a decrease of $48.7 million, or 19.4%. The change in potential problem loans was largely due to decreases of $21.6 million in business loans, $20.5 million in business real estate loans and $6.1 million in construction and land real estate loans.

(In thousands)	March 31, 2012	December 31, 2011
Potential problem loans:
Business	$53,580	$75,213
Real estate – construction and land	48,637	54,696
Real estate – business	93,154	113,652
Real estate – personal	6,375	6,900
Consumer	206	208
Total potential problem loans	$201,952	$250,669

At March 31, 2012, the Company had identified approximately $94.9 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $31.1 million have been placed on non-accrual status. Of the remaining $63.8 million, approximately $41.3 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms, and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $22.5 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs. These restructured loans are considered impaired loans for purposes of determining the allowance for loan losses, as discussed in the Summary of Significant Accounting Policies in the Company's 2011 Annual Report on Form 10-K.

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

Real Estate - Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 4.1% of total loans outstanding at March 31, 2012. Balances in this portfolio decreased $10.0 million, or 2.6%, since December 31, 2011, which was mainly a reflection of weak loan demand in the housing sector.

(Dollars in thousands)	March 31, 2012	% of Total	% of Total Loans	December 31, 2011	% of Total	% of Total Loans
Residential land and land development	$70,077	18.6%	.7%	$70,708	18.3%	.8%
Residential construction	72,879	19.4	.8	70,009	18.1	.7
Commercial land and land development	88,192	23.4	1.0	97,379	25.2	1.1
Commercial construction	145,494	38.6	1.6	148,502	38.4	1.6
Total real estate - construction and land loans	$376,642	100.0%	4.1%	$386,598	100.0%	4.2%

Real Estate – Business Loans

Total business real estate loans were $2.2 billion at March 31, 2012 and comprised 23.8% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 49% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	March 31, 2012	% of Total	% of Total Loans	December 31, 2011	% of Total	% of Total Loans
Owner-occupied	$1,070,346	48.6%	11.6%	$1,057,652	48.5%	11.5%
Office	262,120	11.9	2.8	270,200	12.3	3.0
Retail	228,049	10.3	2.4	226,447	10.4	2.5
Multi-family	175,526	8.0	1.9	174,285	8.0	1.9
Hotels	135,867	6.2	1.5	119,039	5.5	1.3
Farm	116,459	5.3	1.3	121,966	5.6	1.3
Industrial	103,986	4.7	1.1	98,092	4.5	1.1
Other	111,333	5.0	1.2	112,419	5.2	1.2
Total real estate - business loans	$2,203,686	100.0%	23.8%	$2,180,100	100.0%	23.8%

Real Estate – Personal Loans

The Company's $1.5 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 41, the loss rates in both 2012 and 2011 have remained low and at March 31, 2012, past due loans have declined slightly compared to December 31, 2011. Also, as shown in Note 2, 8.0% of this portfolio has FICO scores of less than 660. Approximately $15.0 million of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan, and therefore, they are not perceived to represent above normal credit risk. At March 31, 2012, the Company had loans with no mortgage insurance that also have an original LTV greater than 80% totaling $140.3 million, compared to $142.6 million at December 31, 2011.

Revolving Home Equity Loans

The Company also has $448.2 million in revolving home equity loans at March 31, 2012 that are generally collateralized by residential real estate. Most of these loans (94.4%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2012, the outstanding principal of loans with an original LTV higher than 80% was $67.1 million compared to $70.2 million as of December 31, 2011. Total revolving home equity loan balances over 30 days past due were $2.2 million at March 31, 2012 compared to $1.6 million at December 31, 2011. Approximately 7.7% of the portfolio has FICO scores below 660.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $143.3 million and $142.0 million at March 31, 2012 and December 31, 2011, respectively. At the end of the first quarter of 2012, $39.4 million of this portfolio had an LTV over 80%, up slightly over $37.9 million at the end of 2011.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 4% of the outstanding balance of fixed rate home equity loans at March 31, 2012. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $290 thousand in new fixed rate home equity loans were written with these LTV ratios during the first three months of 2012.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs on these loans in the first three months of 2012 of $69 thousand, $360 thousand and $36 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans. These are characterized as new loans to customers with FICO scores below 650 for home equity loans, 660 for government-insured first mortgages, and 680 for all other conventional first mortgages. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles and marine, and RVs. Outstanding balances for these loans were $777.7 million at both March 31, 2012 and December 31, 2011. The balances over 30 days past due amounted to $7.6 million at March 31, 2012 compared to $13.0 million at the end of 2011.  For the three months ended March 31, 2012, $76.1 million of new loans, the majority being automobile loans, were originated, compared to $223.8 million during the full year of 2011.  The Company has curtailed new marine and RV loans since 2008, and at March 31, 2012, outstanding balances totaled $395.3 million. The loss ratios experienced for marine and RV loans have been higher than for other consumer loan products in recent years, and the annualized ratios were 2.5% and 2.3% in the first three months of 2012 and 2011, respectively.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at March 31, 2012 of $723.8 million in consumer credit card loans outstanding, approximately $108.5 million, or 15.0%, carried a low introductory rate. Within the next six months, $56.5 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Income Taxes

Income tax expense was $32.9 million in the first quarter of 2012, compared to $29.5 million in the fourth quarter of 2011 and $27.5 million in the first quarter of 2011. The Company's effective tax rate, including the effect of non-controlling interest, was 33.3% in the first quarter of 2012, compared with 32.4% in the fourth quarter of 2011 and 31.3% in the first quarter of 2011. The change in the effective tax rate for the first quarter of 2012 compared to the first and fourth quarters of 2011 was primarily due to changes in the mix of taxable and non-taxable income during those periods and changes in state and local taxes.

Financial Condition

Balance Sheet

Total assets of the Company were $20.5 billion at March 31, 2012 compared to $20.6 billion at December 31, 2011. Earning assets (excluding fair value adjustments on investment securities) amounted to $19.2 billion at March 31, 2012, compared to $19.3 billion at December 31, 2011, and consisted of 48% in loans and 47% in investment securities.

During the first quarter of 2012, average loans, including loans held for sale, increased $70.8 million, or .8%, compared to the previous quarter. Also, these same loans decreased $277.9 million, or 2.9%, this quarter compared to the same period last year. The increase in average loans compared to the previous quarter was mainly due to increases in business, business real estate and personal real estate loans of $74.4 million, $22.8 million, and $20.2 million, respectively, which were partly offset by declines in loans held for sale and revolving home equity loans. Within the consumer loan portfolio, marine and RV loans continued to run off this quarter by approximately $24.0 million on average; however, consumer auto loans increased $16.8 million due to higher new loan originations. Additionally, the demand for construction loans continues to be affected by the weak housing industry, and overall, these loans declined by 1.6% this quarter.

Total available for sale investment securities (excluding fair value adjustments) averaged $9.0 billion this quarter, down $146.0 million compared to the previous quarter. The decrease in the average balance was mainly the result of maturities and pay downs totaling $643.4 million in the first quarter of 2012, offset by purchases of new securities of $558.7 million during the current quarter. At March 31, 2012, the duration of the investment portfolio was 2.3 years, and maturities of approximately $1.6 billion are expected to occur during the next 12 months.

Total average deposits increased $270.2 million, or 1.7%, during the first quarter of 2012 compared to the previous quarter. This increase in average deposits resulted mainly from growth in money market deposit balances of $232.0 million. Also, average certificate of deposit balances increased $46.3 million. The average loans to deposits ratio in the current quarter was 55.5%, compared to 56.0% in the previous quarter.

During the current quarter, the Company's average borrowings increased $139.6 million compared to the previous quarter. This increase was mainly due to higher customer repurchase agreement balances.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2012	March 31, 2011	December 31, 2011
Liquid assets:
Available for sale investment securities	$9,120,399	$7,499,577	$9,224,702
Federal funds sold	40,925	3,600	11,870
Long-term securities purchased under agreements to resell	850,000	700,000	850,000
Balances at the Federal Reserve Bank	12,038	203,940	39,853
Total	$10,023,362	$8,407,117	$10,126,425

Federal funds sold, which are sold to the Company's correspondent bank customers and have overnight maturities, totaled $40.9 million as of March 31, 2012. Long-term resell agreements, maturing later in 2012 through 2014, totaled $850.0 million at March 31, 2012. Under these agreements, the Company holds marketable securities as collateral, which totaled $971.4 million in fair value at March 31, 2012. Interest earning balances at the Federal Reserve Bank, which also have overnight maturities and are used for general liquidity purposes, totaled $12.0 million at March 31, 2012. The fair value of the available for sale investment portfolio was $9.1 billion at March 31, 2012 and included an unrealized net gain in fair value of $224.0 million. The total net unrealized gain included gains of $132.6 million on mortgage and asset-backed securities, $39.9 million on U.S. government securities and $19.0 million on state and municipal obligations. An additional $24.2 million unrealized gain was included in the fair value of common stock held by the Parent.

The portfolio includes maturities of approximately $1.6 billion over the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At March 31, 2012, total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2012
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$609,112
FHLB borrowings and letters of credit	91,731
Securities sold under agreements to repurchase	1,795,945
Other deposits	1,706,853
Total pledged securities	4,203,641
Unpledged and available for pledging	4,441,775
Ineligible for pledging	474,983
Total available for sale securities, at fair value	$9,120,399

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2012, such deposits totaled $14.2 billion and represented 85.0% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.4 billion at March 31, 2012. These accounts are normally considered more volatile and higher costing and comprised 8.2% of total deposits at March 31, 2012.

(In thousands)	March 31, 2012	March 31, 2011	December 31, 2011
Core deposit base:
Non-interest bearing	$5,209,381	$4,558,630	$5,377,549
Interest checking	759,561	736,003	968,430
Savings and money market	8,278,722	7,338,052	7,965,511
Total	$14,247,664	$12,632,685	$14,311,490

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	March 31, 2012	March 31, 2011	December 31, 2011
Borrowings:
Federal funds purchased	$110,845	$42,223	$153,330
Securities sold under agreements to repurchase	1,012,143	880,791	1,102,751
FHLB advances	104,005	104,395	104,302
Other debt	7,515	7,577	7,515
Total	$1,234,508	$1,034,986	$1,367,898

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of both non-insured customer funds totaling $612.1 million, which generally mature overnight, and structured repurchase agreements of $400.0 million. The structured repurchase agreements have variable rates and mature in 2013 and 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $104.0 million at March 31, 2012. These advances have fixed interest rates and most mature in 2017. Other outstanding long-term borrowings, totaling $7.5 million, relate to the Company's private equity investment activity and mature later in 2012.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2012:

	March 31, 2012
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$1,906,697	$1,373,517	$3,280,214
Advances outstanding	(104,005)	—	(104,005)
Letters of credit issued	(117,933)	—	(117,933)
Available for future advances	$1,684,759	$1,373,517	$3,058,276

In addition to those mentioned above, several other sources of liquidity are available. The Bank has strong issuer ratings from Standard & Poor's and Moody's of A and Aa2, respectively. Additionally, the Parent's sound commercial paper rating of P-1 from Moody's would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed corporate debt. Financing may also include the issuance of common or preferred stock.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $83.1 million during the first three months of 2012, as reported in the consolidated statements of cash flows on page 7 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $120.1 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $5.4 million. These activities included $643.4 million in maturities and pay downs of investment securities, which were partly offset by $558.7 million in purchases of investment securities and a net increase in loans of $81.7 million. Financing activities used cash of $208.6 million, resulting mainly from a net decrease of $133.1 million in short-term federal funds purchased and securities sold under agreements to repurchase, a net decrease of $49.2 million in deposit accounts, and purchases of treasury stock of $31.6 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

(Dollars in thousands)	March 31, 2012	December 31, 2011	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$13,136,560	$13,115,261
Tier I risk-based capital	1,951,109	1,928,690
Total risk-based capital	2,126,420	2,103,401
Tier I risk-based capital ratio	14.85%	14.71%	6.00%
Total risk-based capital ratio	16.19%	16.04%	10.00%
Tier I leverage ratio	9.70%	9.55%	5.00%

The Company maintains a treasury stock buyback program, and during the quarter ended March 31, 2012, the Company purchased 810,642 shares of treasury stock at an average cost of $38.98 per share. Shares remaining available under the current Board authorization totaled 2,188,658 as of March 31, 2012.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company declared a per share cash dividend of $.230 in the first quarter of 2012, which was a 5.0% increase compared to the fourth quarter of 2011.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2012 totaled $7.5 billion (including approximately $3.6 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $366.3 million and $12.4 million, respectively, at March 31, 2012. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $5.2 million at March 31, 2012.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During the first three months of 2012, purchases and sales of tax credits amounted to $15.4 million and $5.9 million, respectively, and at March 31, 2012, outstanding purchase commitments totaled $120.2 million.

The Parent has additional funding commitments arising from directly-held investments in private equity concerns, classified as non-marketable securities in the accompanying balance sheets, which total $1.3 million at March 31, 2012. In addition, the Parent expects to fund $8.9 million to private equity subsidiaries over the next several years. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2012 and 2011.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2012
Net interest income	$69,093	$71,629	$9,757	$150,479	$9,258	$159,737
Provision for loan losses	(9,307)	(1,831)	(42)	(11,180)	3,015	$(8,165)
Non-interest income	27,188	42,894	26,155	96,237	(1,654)	94,583
Investment securities gains, net	—	—	—	—	4,040	4,040
Non-interest expense	(66,136)	(55,949)	(22,763)	(144,848)	(5,613)	(150,461)
Income before income taxes	$20,838	$56,743	$13,107	$90,688	$9,046	$99,734
Three Months Ended March 31, 2011
Net interest income	$70,948	$68,831	$9,549	$149,328	$11,645	$160,973
Provision for loan losses	(13,637)	(5,118)	(28)	(18,783)	2,994	(15,789)
Non-interest income	31,994	39,146	25,186	96,326	(420)	95,906
Investment securities gains, net	—	—	—	—	1,327	1,327
Non-interest expense	(69,512)	(56,836)	(22,314)	(148,662)	(5,298)	(153,960)
Income before income taxes	$19,793	$46,023	$12,393	$78,209	$10,248	$88,457
Increase (decrease) in income
before income taxes:
Amount	$1,045	$10,720	$714	$12,479	$(1,202)	$11,277
Percent	5.3%	23.3%	5.8%	16.0%	(11.7)%	12.7%

Consumer

For the three months ended March 31, 2012, income before income taxes for the Consumer segment increased $1.0 million, or 5.3%, over the first quarter of 2011. This increase was mainly due to a decline of $4.3 million in the provision for loan losses and a $3.4 million, or 4.9%, decrease in non-interest expense. These declines were partly offset by a decrease of $1.9 million, or 2.6%, in net interest income, coupled with a decline of $4.8 million, or 15.0%, in non-interest income. Net interest income declined due to a $2.7 million decrease in loan interest income and a $2.3 million decrease in net allocated funding credits assigned to the

Consumer segment's loan and deposit portfolios, partly offset by a decline of $3.2 million in deposit interest expense. Non-interest income decreased mainly due to declines in bank card fee income (primarily in debit card fees). Non-interest expense declined from the first quarter of 2011 due to lower FDIC insurance expense, corporate management fees and bank card related expenses. The provision for loan losses totaled $9.3 million, a $4.3 million decrease from the first quarter of 2011, which was due mainly to lower losses on consumer credit card loans and other consumer loans.

Commercial

For the three months ended March 31, 2012, income before income taxes for the Commercial segment increased $10.7 million, or 23.3%, compared to the same period in the previous year, mainly due to a lower provision for loan losses and growth in net interest income and non-interest income. Net interest income increased $2.8 million, or 4.1%, due to higher net allocated funding credits of $5.9 million, partly offset by a $3.8 million decline in loan interest income. The provision for loan losses in this segment totaled $1.8 million in the first three months of 2012, a decrease of $3.3 million from the first three months of 2011. During 2012, net charge-offs on construction loans declined $1.8 million and net charge-offs on business loans decreased $1.7 million. Non-interest income increased by $3.7 million, or 9.6%, over the previous year due to growth in capital market fees and bank card fees (mainly corporate card). Non-interest expense decreased $887 thousand from the previous year, mainly due to declines in FDIC insurance expense and foreclosed real estate and other repossessed property expense, partly offset by higher bank card related expenses.

Wealth

Wealth segment pre-tax profitability for the three months ended March 31, 2012 increased $714 thousand, or 5.8%, over the same period in the previous year. Net interest income increased $208 thousand, or 2.2%, and was impacted by a $469 thousand decline in deposit interest expense, offset by a $256 thousand decrease in loan interest income. Non-interest income increased $969 thousand, or 3.8%, over the prior year due to higher trust fees. Non-interest expense increased $449 thousand, or 2.0%, mainly due to higher salaries and benefits expense.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was lower than in the previous period by $1.2 million. This decrease was partly due to a decline in net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, which decreased $2.4 million. In addition, unallocated non-interest income declined by $1.2 million, while unallocated amounts related to investment securities gains increased $2.7 million.

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

Because the Company has maintained a strong balance sheet with solid amounts of capital and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd-Frank Act, including higher capital standards and improved lending transparency, that management does not expect to negatively affect the Company’s future results. New risk-based FDIC rules for insurance assessments have lowered costs for the Company. However, other provisions in the Dodd-Frank Act, such as limitations on debit card fees and the potential for higher costs due to increased regulatory and compliance burdens, will likely lower revenues or raise costs to the Company. The provisions of the Dodd-Frank Act are so extensive that full implementation may require several years, and an assessment of its full effect on the Company is not possible at this time.

In June 2011, the Federal Reserve, as required by the Dodd-Frank Act, approved a final debit card interchange rule that significantly limits the amount of debit card interchange fees charged by banks. The new rule caps an issuer’s base fee at 21 cents per transaction and allows additional fees to help cover fraud losses. The new pricing is a reduction of approximately 45% when compared to current market rates. The new rule also limits network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on two unaffiliated networks: one signature-based and one PIN-based. The new rules apply to bank issuers with more than $10 billion in assets and took effect October 1, 2011. As a result of this rule, the Company's debit card interchange fee revenue for the first quarter 2012 declined $5.9 million, or 41.4%, from the first quarter 2011.

Impact of Recently Issued Accounting Standards

Fair Value Measurements In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The ASU contains guidance on the application of the highest and best use and valuation premise concepts, the measurement of fair values of instruments classified in shareholders’ equity, the measurement of fair values of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. It also requires additional disclosures about fair value measurements, including information about the unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy, the sensitivity of recurring fair value measurements within Level 3 to changes in unobservable inputs and the interrelationships between those inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed. These amendments were applied prospectively, effective January 1, 2012, and their application did not have a significant effect on the Company’s consolidated financial statements.

Repurchase Agreements In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”. The guidance in the ASU is intended to improve the accounting for repurchase agreements and other similar agreements. Specifically, the ASU modifies the criteria for determining when these transactions would be recorded as a financing arrangement as opposed to a purchase or sale arrangement with a commitment to resell or repurchase. It removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. This new guidance was effective January 1, 2012, and the adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Other Comprehensive Income In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. The ASU increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements which report both net income and other comprehensive income. It eliminates the option to report the components of other comprehensive income in the statement of changes in equity. The ASU was effective for periods beginning January 1, 2012 and required retrospective application. The ASU did not change the components of other comprehensive income, the timing of items reclassified to net income, or the net income basis for income per share calculations. The Company has chosen to present net income and other comprehensive income in two consecutive statements in the accompanying consolidated financial statements.

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

Goodwill In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment". The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required, on an annual basis, testing goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount (including goodwill). As a result of this amendment, an entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The ASU was effective for annual and interim goodwill impairment tests performed for periods beginning January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2012 and 2011

	First Quarter 2012			First Quarter 2011
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$2,893,973	$25,326	3.52%	$3,052,611	$27,465	3.65%
Real estate — construction and land	380,484	4,102	4.34	451,536	5,001	4.49
Real estate — business	2,184,893	24,844	4.57	2,081,359	25,271	4.92
Real estate — personal	1,441,520	16,413	4.58	1,443,707	17,816	5.00
Consumer	1,107,878	16,348	5.93	1,147,049	18,296	6.47
Revolving home equity	454,782	4,732	4.18	475,437	5,013	4.28
Consumer credit card	731,030	21,412	11.78	775,271	20,883	10.92
Overdrafts	7,587	—	—	7,121	—	—
Total loans	9,202,147	113,177	4.95	9,434,091	119,745	5.15
Loans held for sale	12,147	105	3.48	58,148	298	2.08
Investment securities:
U.S. government and federal agency	328,106	1,700	2.08	434,656	4,112	3.84
Government-sponsored enterprise obligations	283,494	1,416	2.01	208,866	1,065	2.07
State and municipal obligations(A)	1,263,303	13,096	4.17	1,112,740	12,712	4.63
Mortgage-backed securities	4,190,982	29,675	2.85	2,929,270	28,368	3.93
Asset-backed securities	2,761,896	7,996	1.16	2,321,312	8,270	1.44
Other marketable securities(A)	162,616	1,660	4.11	175,860	2,563	5.91
Trading securities(A)	32,628	239	2.95	19,016	135	2.88
Non-marketable securities(A)	116,873	2,484	8.55	103,810	1,802	7.04
Total investment securities	9,139,898	58,266	2.56	7,305,530	59,027	3.28
Short-term federal funds sold and securities
purchased under agreements to resell	13,695	17.50		5,100	10.80
Long-term securities purchased
under agreements to resell	850,000	4,275	2.02	567,778	2,162	1.54
Interest earning deposits with banks	87,919	55.25		146,493	90.25
Total interest earning assets	19,305,806	175,895	3.66	17,517,140	181,332	4.20
Allowance for loan losses	(183,551)			(196,072)
Unrealized gain on investment securities	229,821			129,343
Cash and due from banks	366,896			346,573
Land, buildings and equipment, net	360,812			384,832
Other assets	386,928			369,674
Total assets	$20,466,712			$18,551,490
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$549,998	209.15		$500,386	175.14
Interest checking and money market	8,311,734	4,872.24		7,398,662	6,725.37
Time open & C.D.'s of less than $100,000	1,155,882	2,106.73		1,426,157	3,743	1.06
Time open & C.D.'s of $100,000 and over	1,444,252	1,911.53		1,433,564	2,673.76
Total interest bearing deposits	11,461,866	9,098.32		10,758,769	13,316.50
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,287,245	225.07		1,022,784	622.25
Other borrowings	111,800	906	3.26	112,381	915	3.30
Total borrowings	1,399,045	1,131.33		1,135,165	1,537.55
Total interest bearing liabilities	12,860,911	10,229.32%		11,893,934	14,853.51%
Non-interest bearing deposits	5,132,305			4,437,032
Other liabilities	275,349			168,248
Equity	2,198,147			2,052,276
Total liabilities and equity	$20,466,712			$18,551,490
Net interest margin (T/E)		$165,666			$166,479
Net yield on interest earning assets			3.45%			3.85%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2011 Annual Report on Form 10-K.

The table below shows the effect that gradual rising interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2012		December 31, 2011		March 31, 2011
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$5.4	.88%	($2.0)	(.32)%	$2.6	.42%
200 basis points rising	7.7	1.25	2.2	.34	1.1	.17
100 basis points rising	6.3	1.03	3.5	.56	(2.4)	(.38)

As shown above, under the above scenarios at March 31, 2012, a gradual increase in interest rates of 100 basis points is expected to increase net interest income by $6.3 million, or 1.0% and a rise of 200 basis points is expected to increase net interest income by $7.7 million, or 1.3%. Under a 300 basis point rising rate scenario, net income would increase by $5.4 million, or .9%. Due to the already low interest rate environment, the Company did not model falling rate scenarios.

Compared with the rising rate scenarios modeled at December 31, 2011, further increases in net income are projected under rising rates at March 31, 2012. This is primarily due to a decrease in anticipated levels of federal funds purchased used in the March 31, 2012 projections. These borrowings have overnight maturities and so perform as variable rate liabilities. Significant increases in these borrowings, as projected in the year end simulations, were not assumed at March 31, 2012, as lower cost, less rate sensitive funding sources were available in the projections. As a result, interest expense was lower which allowed net interest income to increase from the previous quarter's results. During the first quarter of 2012, the average change in other balance sheet assets and liabilities, such as loans (increased $70.8 million), available for sale investment securities (decreased $146.0 million) and interest bearing deposits (increased $311.0 million), also tended to make the Company more asset-sensitive at March 31, 2012.
The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 — 31, 2012	936	$38.12	936	2,998,364
February 1 — 29, 2012	505,038	$39.07	505,038	2,493,326
March 1 — 31, 2012	304,668	$38.84	304,668	2,188,658
Total	810,642	$38.98	810,642	2,188,658

In November 2011, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s common stock. At March 31, 2012, 2,188,658 shares remained available to be purchased under the current authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ JAMES L. SWARTS
James L. Swarts
Vice President & Secretary

Date: May 4, 2012

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 4, 2012

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