Form 10-Q
period 2012-06-30
COMMERCE BANCSHARES INC /MO/
filed 2012-08-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended June 30, 2012

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
Yes ☐     No ☑
As of July 31, 2012, the registrant had outstanding 87,630,025 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Loans	$9,376,915	$9,177,478
Allowance for loan losses	(178,533)	(184,532)
Net loans	9,198,382	8,992,946
Loans held for sale	8,874	31,076
Investment securities:
Available for sale ($629,599,000 and $418,046,000 pledged in 2012 and 2011,
respectively, to secure repurchase agreements)	9,206,451	9,224,702
Trading	14,313	17,853
Non-marketable	116,190	115,832
Total investment securities	9,336,954	9,358,387
Short-term federal funds sold and securities purchased under agreements to resell	7,455	11,870
Long-term securities purchased under agreements to resell	850,000	850,000
Interest earning deposits with banks	92,544	39,853
Cash and due from banks	410,666	465,828
Land, buildings and equipment, net	350,897	360,146
Goodwill	125,585	125,585
Other intangible assets, net	6,381	7,714
Other assets	355,253	405,962
Total assets	$20,742,991	$20,649,367
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$5,637,373	$5,377,549
Savings, interest checking and money market	8,983,090	8,933,941
Time open and C.D.'s of less than $100,000	1,113,824	1,166,104
Time open and C.D.'s of $100,000 and over	1,097,346	1,322,289
Total deposits	16,831,633	16,799,883
Federal funds purchased and securities sold under agreements to repurchase	1,305,745	1,256,081
Other borrowings	111,292	111,817
Other liabilities	263,552	311,225
Total liabilities	18,512,222	18,479,006
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 89,277,398 shares in 2012 and 2011	446,387	446,387
Capital surplus	1,033,523	1,042,065
Retained earnings	671,297	575,419
Treasury stock of 1,581,929 shares in 2012 and 217,755 shares in 2011, at cost	(61,388)	(8,362)
Accumulated other comprehensive income	136,732	110,538
Total Commerce Bancshares, Inc. stockholders' equity	2,226,551	2,166,047
Non-controlling interest	4,218	4,314
Total equity	2,230,769	2,170,361
Total liabilities and equity	$20,742,991	$20,649,367
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2012	2011	2012	2011
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$112,252	$116,769	$224,008	$235,146
Interest and fees on loans held for sale	88	309	193	607
Interest on investment securities	57,561	57,712	111,319	112,601
Interest on short-term federal funds sold and securities purchased under
agreements to resell	29	22	46	32
Interest on long-term securities purchased under agreements to resell	4,582	3,165	8,857	5,327
Interest on deposits with banks	112	110	167	200
Total interest income	174,624	178,087	344,590	353,913
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,634	6,372	9,715	13,272
Time open and C.D.'s of less than $100,000	2,004	2,965	4,110	6,708
Time open and C.D.'s of $100,000 and over	1,828	2,434	3,739	5,107
Interest on federal funds purchased and securities sold under
agreements to repurchase	177	687	402	1,309
Interest on other borrowings	876	919	1,782	1,834
Total interest expense	9,519	13,377	19,748	28,230
Net interest income	165,105	164,710	324,842	325,683
Provision for loan losses	5,215	12,188	13,380	27,977
Net interest income after provision for loan losses	159,890	152,522	311,462	297,706
NON-INTEREST INCOME
Bank card transaction fees	38,434	41,304	73,167	78,766
Trust fees	23,833	22,544	46,647	44,116
Deposit account charges and other fees	19,975	20,789	39,311	40,089
Capital market fees	5,010	4,979	11,881	9,699
Consumer brokerage services	2,576	2,880	5,102	5,543
Loan fees and sales	1,706	2,075	3,267	3,899
Other	9,282	6,773	16,024	15,138
Total non-interest income	100,816	101,344	195,399	197,250
INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	3	(2,119)	5,590	4,186
Noncredit-related losses (reversals) on securities not expected to be sold	(353)	1,469	(6,260)	(5,110)
Net impairment losses	(350)	(650)	(670)	(924)
Realized gains on sales and fair value adjustments	1,686	2,606	6,046	4,207
Investment securities gains, net	1,336	1,956	5,376	3,283
NON-INTEREST EXPENSE
Salaries and employee benefits	87,511	84,223	177,054	171,615
Net occupancy	11,105	11,213	22,365	23,250
Equipment	4,999	5,702	10,188	11,279
Supplies and communication	5,667	5,692	11,280	11,224
Data processing and software	18,282	17,531	35,751	33,998
Marketing	4,469	4,495	8,291	8,753
Deposit insurance	2,618	2,780	5,138	7,671
Visa litigation	5,690	—	5,690	(1,359)
Other	15,999	21,877	31,044	41,042
Total non-interest expense	156,340	153,513	306,801	307,473
Income before income taxes	105,702	102,309	205,436	190,766
Less income taxes	34,466	32,692	67,386	60,199
Net income	71,236	69,617	138,050	130,567
Less non-controlling interest expense	503	583	1,518	1,080
Net income attributable to Commerce Bancshares, Inc.	$70,733	$69,034	$136,532	$129,487
Net income per common share — basic	$.80	$.76	$1.54	$1.42
Net income per common share — diluted	$.80	$.75	$1.54	$1.41
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2012	2011	2012	2011
	(Unaudited)
Net income	$71,236	$69,617	$138,050	$130,567
Other comprehensive income (loss):
Available for sale debt securities for which a portion of an other-than-temporary impairment (OTTI) has been recorded in earnings:
Unrealized holding gains (losses) subsequent to initial OTTI recognition	866	(812)	6,286	5,663
Income tax (expense) benefit	(329)	309	(2,389)	(2,152)
Net unrealized gains (losses) on OTTI securities	537	(503)	3,897	3,511
Other available for sale investment securities:
Unrealized holding gains	28,526	35,540	34,845	25,135
Reclassification adjustment for gains included in net income	—	(1)	(342)	(177)
Net unrealized gains on securities	28,526	35,539	34,503	24,958
Income tax expense	(10,840)	(13,505)	(13,111)	(9,484)
Net unrealized gains on other securities	17,686	22,034	21,392	15,474
Prepaid pension cost:
Amortization of accumulated pension loss	730	540	1,460	1,080
Income tax expense	(277)	(205)	(555)	(410)
Pension loss amortization	453	335	905	670
Other comprehensive income	18,676	21,866	26,194	19,655
Comprehensive income	89,912	91,483	164,244	150,222
Non-controlling interest expense	(503)	(583)	(1,518)	(1,080)
Comprehensive income attributable to Commerce Bancshares, Inc	$89,409	$90,900	$162,726	$149,142
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2012	$446,387	$1,042,065	$575,419	$(8,362)	$110,538	$4,314	$2,170,361
Net income			136,532			1,518	138,050
Other comprehensive income					26,194		26,194
Distributions to non-controlling interest						(1,614)	(1,614)
Purchase of treasury stock				(71,652)			(71,652)
Issuance of stock under purchase and equity compensation plans		(3,491)		10,276			6,785
Net tax benefit related to equity compensation plans		744					744
Stock-based compensation		2,555					2,555
Issuance of nonvested stock awards		(8,350)		8,350			—
Cash dividends ($.460 per share)			(40,654)				(40,654)
Balance June 30, 2012	$446,387	$1,033,523	$671,297	$(61,388)	$136,732	$4,218	$2,230,769
Balance January 1, 2011	$433,942	$971,293	$555,778	$(2,371)	$63,345	$1,477	$2,023,464
Net income			129,487			1,080	130,567
Other comprehensive income					19,655		19,655
Distributions to non-controlling interest						(358)	(358)
Purchase of treasury stock				(18,341)			(18,341)
Issuance of stock under purchase and equity compensation plans	1,563	5,483		6,317			13,363
Net tax benefit related to equity compensation plans		955					955
Stock-based compensation		2,372					2,372
Issuance of nonvested stock awards	976	(856)		(120)			—
Cash dividends ($.438 per share)			(40,110)				(40,110)
Balance June 30, 2011	$436,481	$979,247	$645,155	$(14,515)	$83,000	$2,199	$2,131,567
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2012	2011
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$138,050	$130,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,380	27,977
Provision for depreciation and amortization	21,847	23,732
Amortization of investment security premiums, net	16,862	2,413
Investment securities gains, net(A)	(5,376)	(3,283)
Net gains on sales of loans held for sale	(375)	(1,147)
Originations of loans held for sale	—	(28,631)
Proceeds from sales of loans held for sale	22,508	51,297
Net increase in trading securities	(4,006)	(374)
Stock-based compensation	2,555	2,372
(Increase) decrease in interest receivable	4,495	(1,095)
Decrease in interest payable	(185)	(2,686)
Increase in income taxes payable	1,999	5,594
Net tax benefit related to equity compensation plans	(744)	(955)
Other changes, net	(7,617)	(10,912)
Net cash provided by operating activities	203,393	194,869
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	14,116	11,202
Proceeds from maturities/pay downs of investment securities(A)	1,479,062	1,400,631
Purchases of investment securities(A)	(1,477,434)	(1,809,501)
Net (increase) decrease in loans	(218,816)	139,927
Long-term securities purchased under agreements to resell	—	(500,000)
Repayments of long-term securities purchased under agreements to resell	—	100,000
Purchases of land, buildings and equipment	(11,703)	(11,133)
Sales of land, buildings and equipment	1,743	1,711
Net cash used in investing activities	(213,032)	(667,163)
FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	335,614	705,923
Net decrease in time open and C.D.'s	(277,223)	(62,335)
Net increase in short-term federal funds purchased and securities sold under
agreements to repurchase	49,664	299,643
Repayment of long-term borrowings	(525)	(352)
Net increase in short-term borrowings	—	8
Purchases of treasury stock	(71,652)	(18,341)
Issuance of stock under stock purchase and equity compensation plans	6,785	13,363
Net tax benefit related to equity compensation plans	744	955
Cash dividends paid on common stock	(40,654)	(40,110)
Net cash provided by financing activities	2,753	898,754
Increase (decrease) in cash and cash equivalents	(6,886)	426,460
Cash and cash equivalents at beginning of year	517,551	460,675
Cash and cash equivalents at June 30	$510,665	$887,135
(A) Available for sale and non-marketable securities
Income tax payments, net	$64,799	$54,661
Interest paid on deposits and borrowings	$19,933	$30,916
Loans transferred to foreclosed real estate	$5,488	$18,343
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2011 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2011 Annual Report on Form 10-K.

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at June 30, 2012 and December 31, 2011 are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Commercial:
Business	$2,993,067	$2,808,265
Real estate – construction and land	346,048	386,598
Real estate – business	2,190,838	2,180,100
Personal Banking:
Real estate – personal	1,501,170	1,428,777
Consumer	1,162,532	1,114,889
Revolving home equity	447,601	463,587
Consumer credit card	732,388	788,701
Overdrafts	3,271	6,561
Total loans	$9,376,915	$9,177,478

At June 30, 2012, loans of $3.1 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.2 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2012 follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$117,474	$64,058	$181,532	$122,497	$62,035	$184,532
Provision	(4,448)	9,663	5,215	(7,646)	21,026	13,380
Deductions:
Loans charged off	3,179	13,841	17,020	5,707	27,230	32,937
Less recoveries on loans	4,824	3,982	8,806	5,527	8,031	13,558
Net loans charged off	(1,645)	9,859	8,214	180	19,199	19,379
Balance June 30, 2012	$114,671	$63,862	$178,533	$114,671	$63,862	$178,533

A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2011 follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$128,351	$66,187	$194,538	$119,946	$77,592	$197,538
Provision	1,815	10,373	12,188	15,280	12,697	27,977
Deductions:
Loans charged off	3,946	15,656	19,602	10,310	32,681	42,991
Less recoveries on loans	1,043	3,371	4,414	2,347	6,667	9,014
Net loans charged off	2,903	12,285	15,188	7,963	26,014	33,977
Balance June 30, 2011	$127,263	$64,275	$191,538	$127,263	$64,275	$191,538

The following table shows the balance in the allowance for loan losses and the related loan balance at June 30, 2012 and December 31, 2011, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
June 30, 2012
Commercial	$6,624	$108,916	$108,047	$5,421,037
Personal Banking	2,046	26,979	61,816	3,819,983
Total	$8,670	$135,895	$169,863	$9,241,020
December 31, 2011
Commercial	$6,668	$108,167	$115,829	$5,266,796
Personal Banking	4,090	31,088	57,945	3,771,427
Total	$10,758	$139,255	$173,774	$9,038,223

Impaired loans

The table below shows the Company’s investment in impaired loans at June 30, 2012 and December 31, 2011. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. They are largely comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates that were judged not to be market rates for new debt with similar risk, and as a result were classified as troubled debt restructurings. These loans totaled $57.2 million at June 30, 2012 and $41.3 million at December 31, 2011. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Restructured loans also include certain credit card loans under various debt management and assistance programs, which totaled $16.5 million at June 30, 2012 and $22.4 million at December 31, 2011.

(In thousands)	June 30, 2012	Dec. 31, 2011
Non-accrual loans	$62,177	$75,482
Restructured loans (accruing)	73,718	63,773
Total impaired loans	$135,895	$139,255

The following table provides additional information about impaired loans held by the Company at June 30, 2012 and December 31, 2011, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2012
With no related allowance recorded:
Business	$9,704	$11,756	$—
Real estate – construction and land	10,796	18,841	—
Real estate – business	11,642	15,558	—
Real estate – personal	750	773	—
Revolving home equity	511	843	—
	$33,403	$47,771	$—
With an allowance recorded:
Business	$28,453	$31,912	$2,488
Real estate – construction and land	29,191	44,523	2,664
Real estate – business	19,130	24,226	1,472
Real estate – personal	7,551	10,701	673
Consumer	1,559	1,599	42
Revolving home equity	118	367	4
Consumer credit card	16,490	16,490	1,327
	$102,492	$129,818	$8,670
Total	$135,895	$177,589	$8,670
December 31, 2011
With no related allowance recorded:
Business	$19,759	$22,497	$—
Real estate – construction and land	8,391	22,746	—
Real estate – business	6,853	9,312	—
Real estate – personal	793	793	—
	$35,796	$55,348	$—
With an allowance recorded:
Business	$15,604	$19,286	$1,500
Real estate – construction and land	37,387	47,516	2,580
Real estate – business	20,173	24,799	2,588
Real estate – personal	7,867	10,671	795
Consumer credit card	22,428	22,428	3,295
	$103,459	$124,700	$10,758
Total	$139,255	$180,048	$10,758

Total average impaired loans for the three and six month periods ending June 30, 2012 and 2011, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the Three Months Ended June 30, 2012
Non-accrual loans	$58,662	$7,165	$65,827
Restructured loans (accruing)	50,102	20,324	70,426
Total	$108,764	$27,489	$136,253
For the Six Months Ended June 30, 2012
Non-accrual loans	$63,113	$7,287	$70,400
Restructured loans (accruing)	45,164	21,939	67,103
Total	$108,277	$29,226	$137,503
For the Three Months Ended June 30, 2011
Non-accrual loans	$69,104	$7,063	$76,167
Restructured loans (accruing)	46,037	21,679	67,716
Total	$115,141	$28,742	$143,883
For the Six Months ended June 30, 2011
Non-accrual loans	$72,186	$7,045	$79,231
Restructured loans (accruing)	44,495	21,107	65,602
Total	$116,681	$28,152	$144,833

The table below shows interest income recognized during the three and six month periods ending June 30, 2012 and 2011 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed above.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2012	2011	2012	2011
Interest income recognized on impaired loans:
Business	$236	$85	$471	$170
Real estate – construction and land	249	186	498	373
Real estate – business	105	204	210	407
Real estate – personal	9	7	17	14
Consumer	19	—	38	—
Revolving home equity	1	—	1	—
Consumer credit card	321	447	642	894
Total	$940	$929	$1,877	$1,858

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2012 and December 31, 2011.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2012
Commercial:
Business	$2,972,009	$6,416	$519	$14,123	$2,993,067
Real estate – construction and land	326,022	1,828	—	18,198	346,048
Real estate – business	2,168,201	1,083	—	21,554	2,190,838
Personal Banking:
Real estate – personal	1,481,713	10,106	1,735	7,616	1,501,170
Consumer	1,151,696	9,280	1,425	131	1,162,532
Revolving home equity	445,096	1,270	680	555	447,601
Consumer credit card	716,799	8,651	6,938	—	732,388
Overdrafts	2,839	432	—	—	3,271
Total	$9,264,375	$39,066	$11,297	$62,177	$9,376,915
December 31, 2011
Commercial:
Business	$2,777,578	$4,368	$595	$25,724	$2,808,265
Real estate – construction and land	362,592	1,113	121	22,772	386,598
Real estate – business	2,151,822	8,875	29	19,374	2,180,100
Personal Banking:
Real estate – personal	1,406,449	11,671	3,045	7,612	1,428,777
Consumer	1,096,742	15,917	2,230	—	1,114,889
Revolving home equity	461,941	1,003	643	—	463,587
Consumer credit card	769,922	10,484	8,295	—	788,701
Overdrafts	6,173	388	—	—	6,561
Total	$9,033,219	$53,819	$14,958	$75,482	$9,177,478

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
June 30, 2012
Pass	$2,857,378	$278,895	$2,038,169	$5,174,442
Special mention	65,052	5,739	49,057	119,848
Substandard	56,514	43,216	82,058	181,788
Non-accrual	14,123	18,198	21,554	53,875
Total	$2,993,067	$346,048	$2,190,838	$5,529,953
December 31, 2011
Pass	$2,669,868	$304,408	$1,994,391	$4,968,667
Special mention	37,460	4,722	52,683	94,865
Substandard	75,213	54,696	113,652	243,561
Non-accrual	25,724	22,772	19,374	67,870
Total	$2,808,265	$386,598	$2,180,100	$5,374,963

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above Delinquency section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain loans for which FICO scores are not obtained because the loans are related to commercial activity. At June 30, 2012, these were comprised of $219.9 million in personal real estate loans and $140.2 million in consumer loans, or 9.4% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2012 and December 31, 2011 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2012
FICO score:
Under 600	3.0%	7.4%	2.4%	4.7%
600 - 659	4.2	11.3	5.7	11.6
660 - 719	11.7	24.1	16.2	32.3
720 - 779	30.2	25.8	29.7	28.4
780 and Over	50.9	31.4	46.0	23.0
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2011
FICO score:
Under 600	3.4%	8.4%	2.6%	4.9%
600 - 659	4.1	11.0	4.9	11.2
660 - 719	12.2	23.2	15.1	31.0
720 - 779	29.2	26.0	26.3	29.0
780 and Over	51.1	31.4	51.1	23.9
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned above, the Company's impaired loans include loans which have been classified as troubled debt restructurings. The majority of troubled debt restructurings are classified as such upon renewal when the contractual interest rate of the new loan, which may be greater or less than the rate on the previous loan, was not judged to be a market rate for debt with similar risk. As a result, the financial effects of the modifications cannot readily be quantified. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the modified terms will be collected. Other restructured loans consist mainly of performing commercial loans and consumer credit loans under debt management programs, as mentioned above. The following table shows the outstanding balances at June 30, 2012 of loans classified as troubled debt restructurings, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the previous twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2012	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$33,687	$—
Real estate - construction and land	35,649	10,140
Real estate - business	13,221	1,765
Personal Banking:
Real estate - personal	2,852	553
Consumer	1,428	119
Revolving home equity	73	—
Consumer credit card	16,491	1,126
Total restructured loans	$103,401	$13,703

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

The Company had commitments of $9.5 million at June 30, 2012 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $20.1 million and $18.3 million at June 30, 2012 and December 31, 2011, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.8 million and $4.2 million at June 30, 2012 and December 31, 2011, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

3. Investment Securities

Investment securities, at fair value, consisted of the following at June 30, 2012 and December 31, 2011.

(In thousands)	June 30, 2012	Dec. 31, 2011
Available for sale	$9,206,451	$9,224,702
Trading	14,313	17,853
Non-marketable	116,190	115,832
Total investment securities	$9,336,954	$9,358,387

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $45.3 million at both June 30, 2012 and December 31, 2011. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $70.9 million and $70.5 million at June 30, 2012 and December 31, 2011, respectively.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2012 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$7,962	$8,014
After 1 but within 5 years	189,657	206,839
After 5 but within 10 years	135,908	155,270
Total U.S. government and federal agency obligations	333,527	370,123
Government-sponsored enterprise obligations:
After 1 but within 5 years	108,745	112,338
After 5 but within 10 years	28,318	28,561
After 10 years	125,441	125,803
Total government-sponsored enterprise obligations	262,504	266,702
State and municipal obligations:
Within 1 year	87,437	88,192
After 1 but within 5 years	591,654	614,243
After 5 but within 10 years	453,346	468,436
After 10 years	200,329	187,666
Total state and municipal obligations	1,332,766	1,358,537
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,660,014	3,802,110
Non-agency mortgage-backed securities	262,191	269,304
Asset-backed securities	2,981,425	2,991,092
Total mortgage and asset-backed securities	6,903,630	7,062,506
Other debt securities:
Within 1 year	36,708	37,495
After 1 but within 5 years	69,786	73,319
Total other debt securities	106,494	110,814
Equity securities	14,135	37,769
Total available for sale investment securities	$8,953,056	$9,206,451

Included in U.S. government securities are $362.0 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS). Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $127.5 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $27.0 million at June 30, 2012.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. government and federal agency obligations	$333,527	$36,596	$—	$370,123
Government-sponsored enterprise obligations	262,504	4,326	(128)	266,702
State and municipal obligations	1,332,766	42,003	(16,232)	1,358,537
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,660,014	142,232	(136)	3,802,110
Non-agency mortgage-backed securities	262,191	9,515	(2,402)	269,304
Asset-backed securities	2,981,425	11,637	(1,970)	2,991,092
Total mortgage and asset-backed securities	6,903,630	163,384	(4,508)	7,062,506
Other debt securities	106,494	4,320	—	110,814
Equity securities	14,135	23,634	—	37,769
Total	$8,953,056	$274,263	$(20,868)	$9,206,451
December 31, 2011
U.S. government and federal agency obligations	$328,530	$36,135	$—	$364,665
Government-sponsored enterprise obligations	311,529	4,169	—	315,698
State and municipal obligations	1,220,840	35,663	(11,219)	1,245,284
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,989,464	117,088	(493)	4,106,059
Non-agency mortgage-backed securities	315,752	8,962	(7,812)	316,902
Asset-backed securities	2,692,436	7,083	(6,376)	2,693,143
Total mortgage and asset-backed securities	6,997,652	133,133	(14,681)	7,116,104
Other debt securities	135,190	6,070	—	141,260
Equity securities	18,354	23,337	—	41,691
Total	$9,012,095	$238,507	$(25,900)	$9,224,702

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2012, the fair value of securities on this watch list was $211.4 million.

As of June 30, 2012, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $109.9 million. The credit-related portion of the impairment totaled $10.7 million and was recorded in earnings. The noncredit-related portion of the impairment totaled $684 thousand on a pre-tax basis, and has been recognized in accumulated other comprehensive income. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost bases.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	30%
Projected cumulative default	13%	-	53%
Credit support	0%	-	17%
Loss severity	33%	-	57%

The following table shows changes in the credit losses recorded in the six months ended June 30, 2012 and 2011, for which a portion of an OTTI was recognized in other comprehensive income.

	For the Six Months Ended June 30
(In thousands)	2012	2011
Balance at January 1	$9,931	$7,542
Credit losses on debt securities for which impairment was not previously recognized	—	53
Credit losses on debt securities for which impairment was previously recognized	670	871
Increase in expected cash flows that are recognized over remaining life of security	(70)	(53)
Balance at June 30	$10,531	$8,413

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Government-sponsored enterprise obligations	$32,357	$128	$—	$—	$32,357	$128
State and municipal obligations	130,356	940	87,238	15,292	217,594	16,232
Mortgage and asset-backed securities:
Agency mortgage-backed securities	7,292	8	19,737	128	27,029	136
Non-agency mortgage-backed securities	—	—	74,614	2,402	74,614	2,402
Asset-backed securities	374,732	1,488	70,362	482	445,094	1,970
Total mortgage and asset-backed securities	382,024	1,496	164,713	3,012	546,737	4,508
Total	$544,737	$2,564	$251,951	$18,304	$796,688	$20,868
December 31, 2011
State and municipal obligations	$65,962	$712	$110,807	$10,507	$176,769	$11,219
Mortgage and asset-backed securities:
Agency mortgage-backed securities	72,019	493	—	—	72,019	493
Non-agency mortgage-backed securities	23,672	784	118,972	7,028	142,644	7,812
Asset-backed securities	1,236,526	4,982	87,224	1,394	1,323,750	6,376
Total mortgage and asset-backed securities	1,332,217	6,259	206,196	8,422	1,538,413	14,681
Total	$1,398,179	$6,971	$317,003	$18,929	$1,715,182	$25,900

The total available for sale portfolio consisted of approximately 1,600 individual securities at June 30, 2012. The portfolio included 121 securities, having an aggregate fair value of $796.7 million, that were in a loss position at June 30, 2012. Securities identified as other-than-temporarily impaired which have been in a loss position for 12 months or longer totaled $60.5 million at fair value, or .7% of the total available for sale portfolio value. Securities with temporary impairment which have been in a loss position for 12 months or longer totaled $191.5 million, or 2.1% of the total portfolio value.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $16.2 million at June 30, 2012. Of these losses, $15.8 million related to auction rate securities (ARS) and $430 thousand related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $1.2 billion at fair value, or 13.4% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the largest holdings, by state and economic sector, is shown in the table below.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At June 30, 2012
Texas	10.3%	5.3	Aa1
Florida	8.8	4.5	Aa2
Washington	6.0	3.8	Aa2
Arizona	5.1	3.7	Aa3
Ohio	4.8	4.9	Aa2
General obligation	27.6%	4.3	Aa2
Housing	21.7	5.5	Aa1
Transportation	13.9	3.9	Aa3
Lease	13.5	3.5	Aa3
Limited Tax	6.1	5.1	Aa1

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

	For the Six Months Ended June 30
(In thousands)	2012	2011
Proceeds from sales of available for sale securities	$4,951	$11,202
Proceeds from sales of non-marketable securities	9,165	—
Total proceeds	$14,116	$11,202
Available for sale:
Gains realized on sales	$342	$177
Other-than-temporary impairment recognized on debt securities	(670)	(924)
Non-marketable:
Gains realized on sales	304	—
Losses realized on sales	(200)	—
Fair value adjustments, net	5,600	4,030
Investment securities gains, net	$5,376	$3,283

At June 30, 2012, securities carried at $4.1 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $629.6 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2012				December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$25,720	$(19,913)	$—	$5,807	$25,720	$(18,750)	$—	$6,970
Mortgage servicing rights	3,097	(2,116)	(407)	574	3,097	(1,926)	(427)	744
Total	$28,817	$(22,029)	$(407)	$6,381	$28,817	$(20,676)	$(427)	$7,714

Aggregate amortization expense on intangible assets was $669 thousand and $751 thousand, respectively, for the three month periods ended June 30, 2012 and 2011 and $1.4 million and $1.6 million, respectively, for the six month periods ended June 30, 2012 and 2011. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2012. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2012	$2,283
2013	1,741
2014	1,267
2015	926
2016	616

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2012 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2012	$125,585	$6,970	$744
Amortization	—	(1,163)	(190)
Impairment reversal	—	—	20
Balance June 30, 2012	$125,585	$5,807	$574

Goodwill allocated to the Company’s operating segments at June 30, 2012 and December 31, 2011 is shown below.

(In thousands)
Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746
Total goodwill	$125,585

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2012 that net liability was $5.7 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $370.2 million at June 30, 2012.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at June 30, 2012, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 10 years. At June 30, 2012, the liability recorded for guarantor RPAs was $109 thousand, and the notional amount of the underlying swaps was $36.1 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default. The Company's loss exposure at June 30, 2012, before considering collateral coverage, was approximately $3.4 million.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2012	2011	2012	2011
Service cost - benefits earned during the period	$104	$88	$207	$176
Interest cost on projected benefit obligation	1,286	1,362	2,573	2,724
Expected return on plan assets	(1,645)	(1,675)	(3,290)	(3,350)
Amortization of unrecognized net loss	730	540	1,460	1,080
Net periodic pension cost	$475	$315	$950	$630

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first six months of 2012, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2012.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2012	2011	2012	2011
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$70,733	$69,034	$136,532	$129,487
Less income allocated to nonvested restricted stockholders	666	501	1,228	905
Net income available to common stockholders	$70,067	$68,533	$135,304	$128,582
Weighted average common shares outstanding	87,404	90,866	87,812	90,829
Basic income per common share	$.80	$.76	$1.54	$1.42
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$70,733	$69,034	$136,532	$129,487
Less income allocated to nonvested restricted stockholders	665	499	1,226	902
Net income available to common stockholders	$70,068	$68,535	$135,306	$128,585
Weighted average common shares outstanding	87,404	90,866	87,812	90,829
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	268	408	302	397
Weighted average diluted common shares outstanding	87,672	91,274	88,114	91,226
Diluted income per common share	$.80	$.75	$1.54	$1.41

Nearly all unexercised stock options and stock appreciation rights were dilutive for the six month periods ended June 30, 2012 and 2011.

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

	Unrealized Gains (Losses) on Securities		Pension Loss	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2012	$(4,321)	$136,137	$(21,278)	$110,538
Current period other comprehensive income	3,897	21,392	905	26,194
Balance June 30, 2012	$(424)	$157,529	$(20,373)	$136,732
Balance January 1, 2011	$(7,469)	$87,784	$(16,970)	$63,345
Current period other comprehensive income	3,511	15,474	670	19,655
Balance June 30, 2011	$(3,958)	$103,258	$(16,300)	$83,000

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended June 30, 2012
Net interest income	$68,561	$73,260	$9,708	$151,529	$13,576	$165,105
Provision for loan losses	(9,153)	1,543	(510)	(8,120)	2,905	(5,215)
Non-interest income	28,259	44,944	27,221	100,424	392	100,816
Investment securities gains, net	—	—	—	—	1,336	1,336
Non-interest expense	(67,186)	(56,038)	(22,240)	(145,464)	(10,876)	(156,340)
Income before income taxes	$20,481	$63,709	$14,179	$98,369	$7,333	$105,702
Six Months Ended June 30, 2012
Net interest income	$137,654	$144,889	$19,465	$302,008	$22,834	$324,842
Provision for loan losses	(18,460)	(288)	(552)	(19,300)	5,920	(13,380)
Non-interest income	55,447	87,838	53,376	196,661	(1,262)	195,399
Investment securities gains, net	—	—	—	—	5,376	5,376
Non-interest expense	(133,322)	(111,987)	(45,003)	(290,312)	(16,489)	(306,801)
Income before income taxes	$41,319	$120,452	$27,286	$189,057	$16,379	$205,436
Three Months Ended June 30, 2011
Net interest income	$71,582	$69,948	$9,688	$151,218	$13,492	$164,710
Provision for loan losses	(11,695)	(3,379)	—	(15,074)	2,886	(12,188)
Non-interest income	34,813	40,309	26,229	101,351	(7)	101,344
Investment securities gains, net	—	—	—	—	1,956	1,956
Non-interest expense	(68,341)	(53,534)	(23,064)	(144,939)	(8,574)	(153,513)
Income before income taxes	$26,359	$53,344	$12,853	$92,556	$9,753	$102,309
Six Months Ended June 30, 2011
Net interest income	$142,530	$138,779	$19,237	$300,546	$25,137	$325,683
Provision for loan losses	(25,332)	(8,497)	(28)	(33,857)	5,880	(27,977)
Non-interest income	66,807	79,455	51,415	197,677	(427)	197,250
Investment securities gains, net	—	—	—	—	3,283	3,283
Non-interest expense	(137,853)	(110,370)	(45,378)	(293,601)	(13,872)	(307,473)
Income before income taxes	$46,152	$99,367	$25,246	$170,765	$20,001	$190,766

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

Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. Also, the Company's past practice of originating and selling fixed rate personal real estate loans to other institutions resulted in mortgage loan commitments and forward sales contracts. In mid 2011, the Company curtailed the sales of these types of loans and, at June 30, 2012, did not hold such loans for sale.

(In thousands)	June 30, 2012	December 31, 2011
Interest rate swaps	$474,706	$486,207
Interest rate caps	28,736	29,736
Credit risk participation agreements	40,642	41,414
Foreign exchange contracts	61,942	80,535
Mortgage loan commitments	—	1,280
Mortgage loan forward sale contracts	—	3,650
Total notional amount	$606,026	$642,822

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At June 30, 2012, the Company had entered into three interest rate swaps with a notional amount of $13.9 million, included in the table above, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2012	2011	2012	2011
Gain (loss) on interest rate swaps	$57	$(117)	$145	$70
Gain (loss) on loans	(50)	117	(135)	(64)
Amount of hedge ineffectiveness	$7	$—	$10	$6

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at June 30, 2012 was $460.8 million. The Company is party to master netting arrangements with several other financial institutions; however, the Company does not offset assets and liabilities under these arrangements for balance sheet presentation, as the effect of offsetting is not significant. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds. At June 30, 2012, the Company had only net liability positions with its financial institution counterparties totaling $18.8 million and had posted $18.3 million in collateral.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, and manufacturing. At June 30, 2012, the largest loss exposures were in the groups related to real estate, education and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $3.9 million (education), $3.8 million (real estate and building materials) and $2.7 million (manufacturing) at June 30, 2012.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 12 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30, 2012	Dec 31, 2011	Balance Sheet	June 30, 2012	Dec 31, 2011
(In thousands)	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(908)	$(1,053)
Total derivatives designated as hedging instruments		$—	$—		$(908)	$(1,053)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$18,569	$19,051	Other liabilities	$(18,735)	$(19,157)
Interest rate caps	Other assets	2	11	Other liabilities	(2)	(11)
Credit risk participation agreements	Other assets	10	9	Other liabilities	(109)	(141)
Foreign exchange contracts	Other assets	1,864	2,440	Other liabilities	(1,761)	(2,343)
Mortgage loan commitments	Other assets	—	20	Other liabilities	—	—
Mortgage loan forward sale contracts	Other assets	—	6	Other liabilities	—	(17)
Total derivatives not designated as hedging instruments		$20,445	$21,537		$(20,607)	$(21,669)
Total derivatives		$20,445	$21,537		$(21,515)	$(22,722)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2012	2011	2012	2011
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$57	$(117)	$145	$70
Total		$57	$(117)	$145	$70
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$81	$167	$198	$556
Interest rate caps	Other non-interest income	—	—	—	—
Credit risk participation agreements	Other non-interest income	7	29	5	35
Foreign exchange contracts	Other non-interest income	147	(11)	7	153
Mortgage loan commitments	Loan fees and sales	—	(15)	(20)	29
Mortgage loan forward sale contracts	Loan fees and sales	—	(19)	11	(432)
Total		$235	$151	$201	$341

11. Stock-Based Compensation

Stock-based compensation expense that has been charged against income was $1.1 million in each of the three month periods ended June 30, 2012 and 2011, and $2.6 million and $2.4 million in the six months ended June 30, 2012 and 2011, respectively. The Company has historically issued stock-based compensation in the form of options, stock appreciation rights (SARs) and nonvested stock. During 2011 and the first six months of 2012, stock-based compensation has been issued solely in the form of nonvested stock awards.

The 2012 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2012, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	653,782	$35.48
Granted	217,535	38.54
Vested	(37,199)	37.42
Forfeited	(3,036)	37.20
Nonvested at June 30, 2012	831,082	$36.20

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

A summary of option activity during the first six months of 2012 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,352,644	$30.26
Granted	—	—
Forfeited	—	—
Expired	(849)	19.61
Exercised	(273,155)	26.15
Outstanding at June 30, 2012	1,078,640	$31.31	1.8 years	$7,109

A summary of SAR activity during the first six months of 2012 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,739,126	$37.83
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(12,766)	35.63
Outstanding at June 30, 2012	1,726,360	$37.84	4.7 years	$986

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and the Company must use alternative valuation techniques to derive an estimated fair value measurement. A detailed description of the Company's valuation inputs and methodologies used for instruments measured at fair value on either a recurring or nonrecurring basis is presented in in the Fair Value Measurements note included in the Company's 2011 Annual Report on Form 10-K. There have been no changes in these inputs and methodologies since December 31, 2011.

The table below presents the June 30, 2012 and December 31, 2011 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2012 or the year ended December 31, 2011.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$370,123	$362,608	$7,515	$—
Government-sponsored enterprise obligations	266,702	—	266,702	—
State and municipal obligations	1,358,537	—	1,230,997	127,540
Agency mortgage-backed securities	3,802,110	—	3,802,110	—
Non-agency mortgage-backed securities	269,304	—	269,304	—
Other asset-backed securities	2,991,092	—	2,991,092	—
Other debt securities	110,814	—	110,814	—
Equity securities	37,769	24,373	13,396	—
Trading securities	14,313	—	14,313	—
Private equity investments	65,766	—	—	65,766
Derivatives *	20,445	—	20,435	10
Assets held in trust	5,145	5,145	—	—
Total assets	$9,312,120	$392,126	$8,726,678	$193,316
Liabilities:
Derivatives *	$21,515	$—	$21,406	$109
Total liabilities	$21,515	$—	$21,406	$109
December 31, 2011
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$364,665	$357,155	$7,510	$—
Government-sponsored enterprise obligations	315,698	—	315,698	—
State and municipal obligations	1,245,284	—	1,109,663	135,621
Agency mortgage-backed securities	4,106,059	—	4,106,059	—
Non-agency mortgage-backed securities	316,902	—	316,902	—
Other asset-backed securities	2,693,143	—	2,693,143	—
Other debt securities	141,260	—	141,260	—
Equity securities	41,691	27,808	13,883	—
Trading securities	17,853	—	17,853	—
Private equity investments	66,978	—	—	66,978
Derivatives *	21,537	—	21,502	35
Assets held in trust	4,506	4,506	—	—
Total assets	$9,335,576	$389,469	$8,743,473	$202,634
Liabilities:
Derivatives *	$22,722	$—	$22,564	$158
Total liabilities	$22,722	$—	$22,564	$158
* The fair value of each class of derivative is shown in Note 10.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2012
Balance March 31, 2012	$129,873	$72,121	$(106)	$201,888
Total gains or losses (realized/unrealized):
Included in earnings	—	1,475	7	1,482
Included in other comprehensive income	520	—	—	520
Investment securities called	(3,000)	—	—	(3,000)
Discount accretion	147	—	—	147
Sale/pay down of private equity investments	—	(7,845)	—	(7,845)
Capitalized interest/dividends	—	15	—	15
Balance June 30, 2012	$127,540	$65,766	$(99)	$193,207
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012	$—	$600	$7	$607
For the six months ended June 30, 2012
Balance January 1, 2012	$135,621	$66,978	$(123)	$202,476
Total gains or losses (realized/unrealized):
Included in earnings	—	5,600	(4)	5,596
Included in other comprehensive income	(4,938)	—	—	(4,938)
Investment securities called	(3,350)	—	—	(3,350)
Discount accretion	207	—	—	207
Purchase of private equity securities	—	3,275	—	3,275
Sale/pay down of private equity investments	—	(10,279)	—	(10,279)
Capitalized interest/dividends	—	192	—	192
Purchase of risk participation agreement	—	—	28	28
Balance June 30, 2012	$127,540	$65,766	$(99)	$193,207
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012	$—	$4,575	$5	$4,580
For the three months ended June 30, 2011
Balance March 31, 2011	$143,207	$55,507	$(8)	$198,706
Total gains or losses (realized/unrealized):
Included in earnings	—	2,605	(5)	2,600
Included in other comprehensive income	(340)	—	—	(340)
Investment securities called	(1,025)	—	—	(1,025)
Discount accretion	98	—	—	98
Purchase of private equity investments	—	3,060	—	3,060
Capitalized interest/dividends	—	1	—	1
Sales of risk participation agreements	—	—	(275)	(275)
Balance June 30, 2011	$141,940	$61,173	$(288)	$202,825
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$—	$2,605	$108	$2,713
For the six months ended June 30, 2011
Balance January 1, 2011	$150,089	$53,860	$352	$204,301
Total gains or losses (realized/unrealized):
Included in earnings	—	4,030	(368)	3,662
Included in other comprehensive income	(1,611)	—	—	(1,611)
Investment securities called	(6,943)	—	—	(6,943)
Discount accretion	405	—	—	405
Purchase of private equity investments	—	3,239	—	3,239
Capitalized interest/dividends	—	44	—	44
Purchase of risk participation agreement	—	—	79	79
Sales of risk participation agreements	—	—	(351)	(351)
Balance June 30, 2011	$141,940	$61,173	$(288)	$202,825
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$—	$4,030	$114	$4,144

Gains and losses on the Level 3 assets and liabilities in the previous table are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2012
Total gains or losses included in earnings	$—	$7	$1,475	$1,482
Change in unrealized gains or losses relating to assets still held at June 30, 2012	$—	$7	$600	$607
For the six months ended June 30, 2012
Total gains or losses included in earnings	$(9)	$5	$5,600	$5,596
Change in unrealized gains or losses relating to assets still held at June 30, 2012	$—	$5	$4,575	$4,580
For the three months ended June 30, 2011
Total gains or losses included in earnings	$(34)	$29	$2,605	$2,600
Change in unrealized gains or losses relating to assets still held at June 30, 2011	$79	$29	$2,605	$2,713
For the six months ended June 30, 2011
Total gains or losses included in earnings	$(403)	$35	$4,030	$3,662
Change in unrealized gains or losses relating to assets still held at June 30, 2011	$79	$35	$4,030	$4,144

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $127.5 million at June 30, 2012, while private equity investments, included in non-marketable securities, totaled $65.8 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	5 years
		Estimated market rate	2.9%	-	4.3%
Private equity investments	Market comparable companies	EBITDA multiple	4.0%	-	5.5%

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

For assets measured at fair value on a nonrecurring basis during the first six months of 2012 and 2011 and still held as of June 30, 2012 and 2011, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2012 and 2011. The loss in fair value recognized on long-lived assets in the first six months of 2012 resulted primarily from the Company's decision to market certain property adjacent to an office building in downtown Kansas City, also held for sale, which required a write-down to fair value less selling costs.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2012
Loans	$27,176	$—	$—	$27,176	$(5,918)
Mortgage servicing rights	574	—	—	574	20
Foreclosed assets	1,550	—	—	1,550	(425)
Long-lived assets	5,397	—	—	5,397	(3,398)

June 30, 2011
Loans	$39,957	$—	$—	$39,957	$(8,101)
Mortgage servicing rights	1,195	—	—	1,195	11
Foreclosed assets	2,163	—	—	2,163	(377)
Long-lived assets	4,403	—	—	4,403	(1,511)

13. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments held by the Company are set forth below. Fair value estimates are made at a specific point in time based on relevant market information. They do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for many of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, risk characteristics and economic conditions. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 “Fair Value Measurements and Disclosures”. Expected future cash flows for each individual loan are based on contractual features, and for loans with optionality, such as variable rates and prepayment features, are based on a multi-rate path process. Each loan's expected future cash flows are discounted using the LIBOR/swap curve plus an appropriate spread. For business, construction and business real estate loans, internally-developed pricing spreads are developed which are based on loan type, term and credit score. The spread for personal real estate loans is generally based on newly originated loans with similar characteristics. For consumer loans, the spread is calculated at loan origination as part of the Bank's funds transfer pricing process (mentioned in Note 9), which is indicative of individual borrower credit worthiness. All consumer credit card loans are discounted at the same spread, depending on whether the rate is variable or fixed.

The methods and inputs used in the estimation of fair value for the other financial instruments in the table below are discussed in the Fair Value Measurements and Fair Value of Financial Instruments notes in the Company's 2011 Annual Report on Form 10-K. There have been no changes in these methods and inputs since December 31, 2011.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	June 30, 2012		December 31, 2011
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$2,993,067	$3,008,375	$2,808,265	$2,820,005
Real estate - construction and land	Level 3	346,048	348,939	386,598	388,723
Real estate - business	Level 3	2,190,838	2,217,772	2,180,100	2,197,535
Real estate - personal	Level 3	1,501,170	1,548,033	1,428,777	1,485,028
Consumer	Level 3	1,162,532	1,190,080	1,114,889	1,136,798
Revolving home equity	Level 3	447,601	455,194	463,587	471,086
Consumer credit card	Level 3	732,388	747,630	788,701	780,808
Overdrafts	Level 3	3,271	3,271	6,561	6,561
Loans held for sale	Level 2	2,951	2,963	24,394	26,597
Loans held for sale	Level 3	5,923	5,923	6,682	6,682
Investment securities:
Available for sale	Level 1	386,981	386,981	384,963	384,963
Available for sale	Level 2	8,691,930	8,691,930	8,704,118	8,704,118
Available for sale	Level 3	127,540	127,540	135,621	135,621
Trading	Level 2	14,313	14,313	17,853	17,853
Non-marketable	Level 3	116,190	116,190	115,832	115,832
Federal funds sold	Level 1	7,455	7,455	11,870	11,870
Securities purchased under agreements to resell	Level 3	850,000	862,845	850,000	864,089
Interest earning deposits with banks	Level 1	92,544	92,544	39,853	39,853
Cash and due from banks	Level 1	410,666	410,666	465,828	465,828
Derivative instruments	Level 2	20,435	20,435	21,502	21,502
Derivative instruments	Level 3	10	10	35	35
Financial Liabilities
Non-interest bearing deposits	Level 1	$5,637,373	$5,637,373	$5,377,549	$5,377,549
Savings, interest checking and money market deposits	Level 1	8,983,090	8,983,090	8,933,941	8,933,941
Time open and certificates of deposit	Level 3	2,211,170	2,219,940	2,488,393	2,493,727
Federal funds purchased	Level 1	340,300	340,300	153,330	153,330
Securities sold under agreements to repurchase	Level 3	965,445	962,662	1,102,751	1,099,883
Other borrowings	Level 3	111,292	125,682	111,817	126,397
Derivative instruments	Level 2	21,406	21,406	22,564	22,564
Derivative instruments	Level 3	109	109	158	158

14. Subsequent Events

On July 13, 2012, Visa U.S.A. Inc. (Visa) and MasterCard each announced a preliminary settlement to resolve the plaintiffs' claims in the multi-district interchange litigation and also announced an agreement in principle to resolve the claims brought against them by certain individual retailers in that same litigation. The proposed settlement includes a cash payment to certain merchants of $6.6 billion, of which Visa is responsible for $4.4 billion, and a provision which would reduce credit card interchange income by 10 basis points over an eight month period likely to begin in mid-2013, 60 days after a court-ordered period. Other provisions include the ability for merchants to surcharge customers for credit card usage, the ability for merchant buying groups to negotiate together with Visa and MasterCard, and the ability to cancel this proposed agreement if more than 25% of all affected merchants opt out of the agreement.

In accordance with the terms of a pre-funding agreement related to Visa's original initial public offering, certain member banks, including the Company have, since late 2007, participated in funding certain estimated litigation costs.  On July 19, 2012, Visa announced it would add an additional $150 million to its litigation escrow account in contemplation of this litigation.  The Company's portion of that funding would amount to approximately $500 thousand.  The Company now estimates that the pre-tax cost of the future reduction of 10 basis points in interchange income for an eight month period, which is part of the above settlement, would amount to approximately $5.2 million.  In accordance with ASC Topic 855, Subsequent Events, the preliminary settlement is considered a “Type 1” subsequent event.  Both the additional funding and the interchange relief represent probable losses arising from a litigation settlement that can be reasonably estimated.  Accordingly, the Company established a liability of $5.7 million as of June 30, 2012 for these anticipated costs. This additional expense, net of tax, lowered basic and diluted income per share by $.04.

As a Visa member bank, the Company holds 823,447 shares of Visa Class B stock, which are convertible to Class A shares at a rate which currently approximates 43%. These shares are currently restricted from sale, other than to member banks, and carried at zero cost.

On July 26, 2012, the Bank signed the formal Settlement Agreement and Release related to the class action lawsuit captioned Wolfgeher v. Commerce Bank, which was settled in December, 2011, and which alleged unfair assessment and collection of overdraft fees based upon a high-to-low posting order utilized on debit card transactions.  The Bank, while admitting no wrongdoing, agreed to the settlement in order to resolve the litigation and avoid further expense.  In accordance with the terms of the Settlement Agreement and Release (which remains subject to final court approval), the Bank agrees to post debit card transactions in chronological order, beginning no later than April 2013.  As a result of this change in the posting order of debit card transactions, the Company currently estimates that overdraft income will be reduced on an annual basis by $6 to $8 million.

The Company has various other lawsuits pending at June 30, 2012, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition and results of operations of the Company and the range of possible additional loss in excess of amounts accrued is not material.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2011 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of results to be attained for any other period.

Forward Looking Information

This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, failure of litigation settlement agreements to become final in accordance with their terms, and competition with other entities that offer financial services.

Critical Accounting Policies

The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan loans losses, the valuation of certain investment securities, and accounting for income taxes. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2011 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2011.

Selected Financial Data

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Per Share Data
Net income per common share — basic	$.80	$.76	$1.54	$1.42
Net income per common share — diluted	.80	.75	1.54	1.41
Cash dividends	.230	.219	.460	.438
Book value			25.47	23.38
Market price			37.90	40.95
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	55.26%	60.17%	55.39%	61.30%
Non-interest bearing deposits to total deposits	32.29	29.53	31.61	29.37
Equity to loans (1)	24.04	22.67	23.95	22.14
Equity to deposits	13.28	13.64	13.27	13.57
Equity to total assets	10.82	11.19	10.78	11.13
Return on total assets	1.38	1.47	1.34	1.40
Return on total equity	12.80	13.12	12.42	12.54
(Based on end-of-period data)
Non-interest income to revenue (2)	37.91	38.09	37.56	37.72
Efficiency ratio (3)	58.53	57.40	58.72	58.50
Tier I risk-based capital ratio			14.80	15.10
Total risk-based capital ratio			16.13	16.46
Tangible common equity to assets ratio (4)			10.16	10.27
Tier I leverage ratio			9.73	10.32

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

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2012	2011	% change	2012	2011	% change
Net interest income	$165,105	$164,710.2%		$324,842	$325,683	(.3)%
Provision for loan losses	(5,215)	(12,188)	(57.2)	(13,380)	(27,977)	(52.2)
Non-interest income	100,816	101,344	(.5)	195,399	197,250	(.9)
Investment securities gains, net	1,336	1,956	(31.7)	5,376	3,283	63.8
Non-interest expense	(156,340)	(153,513)	1.8	(306,801)	(307,473)	(.2)
Income taxes	(34,466)	(32,692)	5.4	(67,386)	(60,199)	11.9
Non-controlling interest expense	(503)	(583)	(13.7)	(1,518)	(1,080)	40.6
Net income attributable to Commerce Bancshares, Inc.	$70,733	$69,034	2.5%	$136,532	$129,487	5.4%

For the quarter ended June 30, 2012, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $70.7 million, an increase of $1.7 million, or 2.5%, compared to the second quarter of the previous year, and an increase of $4.9 million compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.38%, the annualized return on average equity was 12.80%, and the efficiency ratio was 58.53%. Diluted earnings per share was $.80, an increase of 6.7% compared to $.75 per share in the second quarter of 2011. During the current quarter, the Company recorded loan recoveries totaling $3.6 million (effectively reducing the provision for loan losses) and recorded interest income of $1.3 million on two non-performing commercial loans. The Company also received interest income of $1.1 million on the early pay-off of a commercial real estate loan. These items were offset by an expense accrual of $5.7 million related to the provisions in the proposed settlement of certain Visa-related interchange litigation. The proposed settlement, which was announced in July 2012, is discussed further in Note 14 to the consolidated financial statements.

Compared to the second quarter of last year, net interest income increased $395 thousand, or .2%, mainly due to lower rates paid on interest bearing deposits. This effect was partly offset by lower loan yields, which occurred despite the large collections mentioned above. Non-interest income declined $528 thousand and non-interest expense increased $2.8 million, or 1.8%. The increase in non-interest expense was mainly attributable to the $5.7 million Visa litigation accrual noted above, coupled with an increase in salaries and benefits of $3.3 million, but partly offset by a $5.0 million loss contingency recorded in the second quarter of 2011 for debit card overdraft litigation that was resolved later in 2011. The provision for loan losses totaled $5.2 million for the current quarter, representing a decrease of $7.0 million, or 57.2%, from the second quarter of 2011.

Net income for the first six months of 2012 was $136.5 million, an increase of $7.0 million, or 5.4%, over the same period last year and included a decline of $14.6 million, or 52.2%, in the provision for loan losses. Diluted earnings per share was $1.54, an increase of 9.2% compared to $1.41 per share in the same period last year. For the first six months of 2012, the annualized return on average assets was 1.34%, the annualized return on average equity was 12.42%, and the efficiency ratio was 58.72%. Net interest income decreased $841 thousand, or .3%, due to lower earnings on the Company's loan portfolio, partly offset by lower expense incurred on deposits. Non-interest income decreased $1.9 million, or .9%, due to a decline of $12.9 million in debit card fees (the effect of new debit card fee regulations effective late in 2011). These declines were partly offset by increases of $7.0 million in merchant and corporate card fees, $2.5 million in trust fees and $2.2 million in capital market fees. Net securities gains increased $2.1 million, mainly due to fair value adjustments and sales of private equity investments. Non-interest expense decreased $672 thousand, or .2%, compared to the same period last year and included lower occupancy, equipment and FDIC insurance costs, offset by higher salaries and benefits and data processing costs.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2012 vs. 2011			Six Months Ended June 30, 2012 vs. 2011
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$(337)	$(4,147)	$(4,484)	$(3,348)	$(7,704)	$(11,052)
Loans held for sale	(255)	34	(221)	(493)	79	(414)
Investment securities:
U.S. government and federal agency securities	(268)	(1,779)	(2,047)	(1,875)	(2,584)	(4,459)
Government-sponsored enterprise obligations	170	(112)	58	562	(153)	409
State and municipal obligations	1,921	(2,403)	(482)	3,651	(3,749)	(98)
Mortgage-backed securities	8,595	(7,426)	1,169	20,747	(18,271)	2,476
Asset-backed securities	1,621	(1,351)	270	3,217	(3,221)	(4)
Other securities	(120)	980	860	(58)	801	743
Total interest on investment securities	11,919	(12,091)	(172)	26,244	(27,177)	(933)
Short-term federal funds sold and securities purchased under
agreements to resell	8	(1)	7	21	(7)	14
Long-term securities purchased under agreements to resell	181	1,236	1,417	1,269	2,261	3,530
Interest earning deposits with banks	(10)	12	2	(47)	14	(33)
Total interest income	11,506	(14,957)	(3,451)	23,646	(32,534)	(8,888)
Interest expense:
Deposits:
Savings	16	(31)	(15)	33	(14)	19
Interest checking and money market	614	(2,337)	(1,723)	1,477	(5,053)	(3,576)
Time open & C.D.'s of less than $100,000	(419)	(542)	(961)	(1,121)	(1,477)	(2,598)
Time open & C.D.'s of $100,000 and over	(143)	(463)	(606)	(172)	(1,196)	(1,368)
Total interest on deposits	68	(3,373)	(3,305)	217	(7,740)	(7,523)
Federal funds purchased and securities sold under
agreements to repurchase	78	(588)	(510)	227	(1,134)	(907)
Other borrowings	(5)	(38)	(43)	(7)	(45)	(52)
Total interest expense	141	(3,999)	(3,858)	437	(8,919)	(8,482)
Net interest income, fully taxable equivalent basis	$11,365	$(10,958)	$407	$23,209	$(23,615)	$(406)

Net interest income for the second quarter of 2012 was $165.1 million, a $395 thousand increase over the second quarter of 2011. On a tax equivalent (T/E) basis, net interest income totaled $171.2 million, up from $165.7 million in the previous quarter and up from $170.8 million in the same quarter last year. This increase over the same period last year was mainly the result of lower rates paid on deposits largely offset by lower loan yields. The Company's net interest rate margin was 3.55% for the second quarter of 2012, compared to 3.45% in the previous quarter and 3.85% in the second quarter of 2011.

Total interest income (T/E) decreased $3.5 million, or 1.9%, from the second quarter of 2011. Interest income on loans, including loans held for sale, declined $4.7 million due a 17 basis point decrease in average rates earned, while average loan balances decreased less than 1.0%. The overall average rate earned on total loans was 4.95% compared to 5.10% in the second quarter of 2011. Average business loans and average construction and land loans decreased $63.8 million and $69.6 million, respectively, and, coupled with a decrease in average rates earned on these loans, caused a $2.1 million decrease in interest income. Included in business loan interest income in the current quarter was $1.3 million collected on a non-performing loan. Excluding this interest payment, the average rate earned on business loans for the second quarter of 2012 would have been lower by 18 basis points.

Average business real estate loans increased $104.8 million, or 5.0%, the impact of which was offset by a decrease of 23 basis points in the average rate earned on those loans. An interest payment of $1.1 million related to an early loan payoff in the current quarter contributed 20 basis points to the average rate earned on business real estate loans during the quarter. Interest income from personal real estate loans decreased $1.1 million primarily due to a 41 basis point decrease in the average rate earned and slightly offset by a $35.2 million, or 2.4%, increase in average loan balances. Interest income from consumer loans decreased $1.4 million due to a 59 basis point decrease in the average rate earned, slightly offset by an increase in average balances of $22.5 million, or 2.0%. Reflected in the increase in consumer average loan balances were higher auto and fixed-rate home equity loan balances of $109.0 million, offset by a decrease of $107.2 million in marine and RV loans as that portfolio continues to pay down (since the Company no longer originates these types of loans). Average consumer credit card loans decreased $30.6 million compared to the second quarter of 2011, while the average rate earned on these balances increased to 11.87% from 11.13%.

Interest income on investment securities (T/E) was $62.2 million during the second quarter of 2012 compared to $62.4 million during the same period last year. The average balance of the total portfolio increased $1.6 billion, or 21.6%, compared to the second quarter of 2011. This growth mainly occurred in mortgage and asset-backed securities, which increased by $952.3 million and $497.5 million, respectively. The effect of higher total portfolio balances was offset by lower overall average yields, which declined to 2.75% compared to 3.34% during the second quarter of 2011. The current quarter included a decrease of $2.0 million in interest earned on inflation-protected securities. Interest income on non-marketable securities increased $989 thousand in the current quarter, which related mainly to investments held by the Company's private equity subsidiaries.

The average balances of long-term securities purchased under agreements to resell increased $46.2 million, or 5.7%, over the second quarter of 2011, while the average rate earned increased 59 basis points, together contributing an increase in interest income of $1.4 million.

The average tax equivalent yield on total interest earning assets was 3.75% in the second quarter of 2012 compared to 4.15% in the second quarter of 2011.

Total interest expense decreased $3.9 million, or 28.8%, compared to the second quarter of 2011, primarily due to a $3.3 million decrease in interest expense on interest bearing deposits. The decrease in interest expense on deposits resulted primarily from a 12 basis point decrease in average rates paid on interest checking and money market accounts, coupled with a 13 basis point decrease in average rates paid on time open and certificates of deposit. Also, average time open and certificate of deposit balances decreased $411.5 million, or 14.7%, which was offset by an increase of $774.2 million, or 10.6%, in average money market account balances. The overall average rate incurred on all interest bearing liabilities decreased to .30% in the second quarter of 2012 compared to .45% in the second quarter of 2011.

Net interest income (T/E) for the first six months of 2012 was $336.9 million compared to $337.3 million for the same period in 2011. For the first six months of 2012, the net yield on total interest earning assets on a tax equivalent basis was 3.50% compared to 3.85% in the first six months of 2011. The components of net interest income for the first six months of 2012 compared to the same period in 2011 reflected trends similar to the quarterly discussion above.

Total interest income (T/E) for the first six months of 2012 decreased $8.9 million from the same period last year primarily due to lower loan yields coupled with a decrease in average loan balances, partially offset by an increase in interest income earned on securities purchased under agreements to resell. Loan interest income (T/E, including loans held for sale) declined $11.5 million due to a 17 basis point decrease in the average interest rate earned, coupled with a $170.9 million, or 1.8%, decline in total average loan balances. Similar to trends noted in the quarterly comparison, decreases occurred in average business, construction, and consumer credit card loan balances, while both business and personal real estate loan balances increased. Average consumer loans, however, decreased slightly in the six month period. Investment securities interest income (T/E) decreased $933 thousand and resulted from a decrease in average rates earned of 65 basis points, largely offset by an increase in average investment securities balances. Average investment securities balances increased to $9.1 billion for the first six months of 2012 from $7.4 billion for the same period in 2011, primarily due to a $1.1 billion increase in average mortgage-backed securities. Included in the decrease in investment securities interest income was a $4.6 million decrease in interest earned on inflation-protected securities. Interest income on long-term securities purchased under agreements to resell increased $3.5 million in the first six months of 2012 compared to the prior period due to increases in both average balances and average rates earned.

The decrease of $8.5 million in interest expense for the first six months of 2012 compared to the same period in the prior year was due to a $7.5 million, or 30.0%, decrease in interest expense on interest bearing deposits. The decrease in interest expense on deposits primarily resulted from a 16 basis point decrease in average rates paid.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2012	2011	% change	2012	2011	% change
Bank card transaction fees	$38,434	$41,304	(6.9)%	$73,167	$78,766	(7.1)%
Trust fees	23,833	22,544	5.7	46,647	44,116	5.7
Deposit account charges and other fees	19,975	20,789	(3.9)	39,311	40,089	(1.9)
Capital market fees	5,010	4,979.6		11,881	9,699	22.5
Consumer brokerage services	2,576	2,880	(10.6)	5,102	5,543	(8.0)
Loan fees and sales	1,706	2,075	(17.8)	3,267	3,899	(16.2)
Other	9,282	6,773	37.0	16,024	15,138	5.9
Total non-interest income	$100,816	$101,344	(.5)%	$195,399	$197,250	(.9)%
Non-interest income as a % of total revenue*	37.9%	38.1%		37.6%	37.7%
* Total revenue includes net interest income and non-interest income.

For the second quarter of 2012, total non-interest income amounted to $100.8 million compared with $101.3 million in the same quarter last year, which was a decrease of $528 thousand, or .5%. Bank card fees for the quarter declined $2.9 million, or 6.9%, from the second quarter of last year, as a result of a decline in debit card interchange fees of $7.0 million, or 44.5% (mainly the effect of new pricing limitations effective in late 2011), but was partly offset by growth in corporate card fees of $3.6 million, or 25.5%. Corporate card and debit card fees for the current quarter totaled $17.7 million and $8.7 million, respectively. Merchant fees grew by 6.1% due to higher transaction volumes, and totaled $6.4 million for the quarter. Trust fees for the quarter increased $1.3 million, or 5.7%, over the same quarter last year, resulting mainly from growth in both personal and institutional trust fees. Deposit account fees declined $814 thousand, or 3.9%, compared to last year as overdraft fees declined by $1.7 million, but were offset by growth in various other deposit fees of $892 thousand, or 38.5%. Capital market fees for the current quarter increased slightly to $5.0 million, while consumer brokerage services revenue decreased by $304 thousand, or 10.6%, due to declines in life insurance revenue. Loan fees and sales revenue was down $369 thousand, or 17.8%, from the same period last year mainly due to a decline in gains on student loan sales and lower mortgage banking revenue, partly offset by higher commercial loan commitment fees. Other non-interest income for the current quarter increased $2.5 million over the same quarter last year and included higher tax credit sales income and lease-related fees.

Non-interest income for the six months ended June 30, 2012 was $195.4 million compared to $197.3 million in the first six months of 2011, resulting in a decrease of $1.9 million, or .9%. Bank card fees decreased $5.6 million, or 7.1%, as a result of a $12.9 million, or 43.0%, decrease in debit card interchange fees, partly offset by growth in corporate card and merchant fees of 21.2% and 10.2%, respectively. Trust fee income increased $2.5 million, or 5.7%, as a result of growth in personal and institutional trust fees. Deposit account fees decreased $778 thousand, or 1.9%, mainly due to a decline in overdraft and return item fees of $2.5 million, while various other deposit fees increased $1.7 million. Capital market fees increased $2.2 million, or 22.5%, as a result of growth in sales of mainly fixed income securities to correspondent banks and other commercial customers. Consumer brokerage services revenue decreased by $441 thousand, or 8.0%, mainly due to a decline in variable annuity commissions and life insurance income, partly offset by growth in advisory fees. Loan fees and sales decreased $632 thousand, or 16.2%, due to a decline in mortgage banking revenue. Other non-interest income increased by $886 thousand, or 5.9%, mainly due to higher tax credit sales income and lease-related fees, partly offset by lower fees on interest rate swap sales.

As discussed in Note 14 to the consolidated financial statements, the Company has agreed to change the posting order of debit card transactions. The change in posting order is expected to begin no later than April 2013. As a result of this change, overdraft income is expected to be reduced on an annual basis by $6 to $8 million.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three and six months ended June 30, 2012 and 2011 are shown in the table below. Net securities gains amounted to $1.3 million in the second quarter of 2012, while net securities gains of $5.4 million were recorded in the first six months of 2012. Included in these gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $109.9 million at June 30, 2012. During the current quarter, additional credit-related impairment losses of $350 thousand were recorded, bringing the total credit-related impairment losses during the first six months of 2012 to $670 thousand. The cumulative credit-related impairment loss on these securities, recorded in earnings, amounted to $10.7 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $1.2 million during the first six months of 2012 and $845 thousand during the same period last year.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2012	2011	2012	2011
Available for sale:
Municipal bonds	$—	$1	$—	$177
Agency mortgage-backed bonds	—	—	342	—
OTTI losses on non-agency mortgage-backed bonds	(350)	(650)	(670)	(924)
Non-marketable:
Private equity investments	1,686	2,605	5,704	4,030
Total investment securities gains, net	$1,336	$1,956	$5,376	$3,283

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2012	2011	% change	2012	2011	% change
Salaries and employee benefits	$87,511	$84,223	3.9%	$177,054	$171,615	3.2%
Net occupancy	11,105	11,213	(1.0)	22,365	23,250	(3.8)
Equipment	4,999	5,702	(12.3)	10,188	11,279	(9.7)
Supplies and communication	5,667	5,692	(.4)	11,280	11,224.5
Data processing and software	18,282	17,531	4.3	35,751	33,998	5.2
Marketing	4,469	4,495	(.6)	8,291	8,753	(5.3)
Deposit insurance	2,618	2,780	(5.8)	5,138	7,671	(33.0)
Visa litigation	5,690	—	N.M.	5,690	(1,359)	N.M.
Other	15,999	21,877	(26.9)	31,044	41,042	(24.4)
Total non-interest expense	$156,340	$153,513	1.8%	$306,801	$307,473	(.2)%

Non-interest expense for the second quarter of 2012 amounted to $156.3 million, an increase of $2.8 million, or 1.8%, compared with $153.5 million in the second quarter of last year. Salaries and benefits expense increased $3.3 million, or 3.9%, mainly due to an increase in salary costs of $2.0 million, or 2.7%, coupled with increases in medical and pension-related costs, which together grew by $1.0 million. Full-time equivalent employees totaled 4,702 at June 30, 2012 compared to 4,786 at June 30, 2011. Occupancy and equipment expense declined $108 thousand and $703 thousand, respectively, mainly due to lower depreciation costs. Data processing and software costs increased $751 thousand, or 4.3%, partly due to processing charges on higher corporate card volume coupled with higher software costs. In addition, as mentioned above and discussed in Note 14 to the consolidated financial statements, the Company accrued $5.7 million at June 30, 2012 for anticipated costs resulting from the proposed settlement of certain Visa-related interchange litigation. Other non-interest expense decreased $5.9 million, or 26.9%, from the same quarter last year. Other expense in the second quarter of 2011 included an expense accrual of $5.0 million related to a loss contingency for debit card overdraft litigation, in addition to a $1.0 million fraud loss. Also, regulatory fees declined $726 thousand, which resulted from the Bank's conversion from a national association to a state charter in mid 2011. Other non-interest expense included an increase in foreclosed and repossessed property expense of $1.4 million, mainly due to gains on sales of certain commercial properties recorded in the second quarter of 2011.

For the first six months of 2012, non-interest expense amounted to $306.8 million, a slight decrease compared with $307.5 million in the same period last year. Salaries and benefits expense increased by $5.4 million, or 3.2%, largely due to higher salaries, incentive compensation and medical expense. Occupancy expense declined $885 thousand, or 3.8%, primarily resulting from lower depreciation and outside services expense. Equipment expense decreased $1.1 million, or 9.7%, also due to lower depreciation expense. Supplies and communication expense increased slightly, while marketing expense was lower by $462 thousand, or 5.3%. FDIC insurance expense decreased $2.5 million, or 33.0%, as a result of new assessment rules, which became effective in the second quarter of 2011. Data processing and software expense increased $1.8 million, or 5.2%, mainly due to higher bank card processing expense. Other non-interest expense decreased $10.0 million, or 24.4%, mainly due to several large expense items occurring in 2011, which included the $5.0 million debit card overdraft litigation accrual mentioned above, a termination fee of $910 thousand on the cancellation of a securities resell agreement and expense of $877 thousand related to the donation of appreciated securities. Other expense reductions in 2012 included $1.1 million in incentives associated with new bank card agreements which became effective in the first quarter, and a $1.3 million decline in regulatory fees.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2012	March 31, 2012	June 30, 2011	2012	2011
Provision for loan losses	$5,215	$8,165	$12,188	$13,380	$27,977
Net loan charge-offs (recoveries):
Business	(3,600)	110	1,439	(3,490)	3,449
Real estate-construction and land	116	220	1,125	336	3,111
Real estate-business	1,839	1,495	339	3,334	1,403
Consumer credit card	5,930	6,173	8,490	12,103	17,528
Consumer	1,974	2,631	2,229	4,605	6,242
Revolving home equity	943	360	344	1,303	711
Real estate-personal	679	69	1,027	748	1,301
Overdrafts	333	107	195	440	232
Total net loan charge-offs	$8,214	$11,165	$15,188	$19,379	$33,977

	Three Months Ended			Six Months Ended June 30
	June 30, 2012	March 31, 2012	June 30, 2011	2012	2011
Annualized net loan charge-offs (recoveries)*:
Business	(.50)%	.02%	.20%	(.24)%	.23%
Real estate-construction and land	.13	.23	1.05	.18	1.42
Real estate-business	.34	.28	.06	.31	.14
Consumer credit card	3.35	3.40	4.58	3.37	4.66
Consumer	.70	.96	.80	.83	1.11
Revolving home equity	.84	.32	.29	.58	.30
Real estate-personal	.19	.02	.29	.10	.18
Overdrafts	23.65	5.67	11.75	13.36	6.79
Total annualized net loan charge-offs	.36%	.49%	.66%	.42%	.73%
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

Net loan charge-offs in the second quarter of 2012 amounted to $8.2 million, compared with $11.2 million in the prior quarter and $15.2 million in the second quarter of last year. The $3.0 million decrease in net loan charge-offs in the second quarter of 2012 compared to the previous quarter was mainly the result of recoveries of $3.6 million received during the quarter on two non-performing business loans, coupled with lower net charge-offs on construction and land, consumer credit card, and consumer loans, reflecting improved credit trends. Net charge-offs on personal real estate and business real estate loans increased $610 thousand and $344 thousand, respectively, in the current quarter compared to the prior quarter. The ratio of annualized net loan charge-offs to total average loans was .36% in the current quarter compared to .49% in the previous quarter and .66% in the same quarter last year.

For the second quarter of 2012, annualized net charge-offs on average consumer credit card loans amounted to 3.35%, compared with 3.40% in the previous quarter and 4.58% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .70% of average consumer loans, compared to .96% in the previous quarter and .80% in the same quarter last year.

The provision for loan losses for the current quarter totaled $5.2 million, a decrease of $3.0 million from the previous quarter and $7.0 million lower than in the same period last year. The current quarter provision for loan losses was $3.0 million less than net loan charge-offs for the current quarter, thereby reducing the allowance to $178.5 million. At June 30, 2012 the allowance for loan losses was 1.90% of total loans, excluding loans held for sale, and was 287% of total non-accrual loans.

Net charge-offs during the first six months of 2012 were $19.4 million compared to $34.0 million in the same period of 2011. The $14.6 million decrease was due to lower business loan net charge-offs, including the $3.6 million recovery of two large loans discussed above, along with lower net charge-offs on construction and land, consumer credit card and consumer loans.

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

(Dollars in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans	$62,177	$75,482
Foreclosed real estate	20,095	18,321
Total non-performing assets	$82,272	$93,803
Non-performing assets as a percentage of total loans	.88%	1.02%
Non-performing assets as a percentage of total assets	.40%	.45%
Total loans past due 90 days and still accruing interest	$11,297	$14,958

Non-accrual loans, which are also classified as impaired, totaled $62.2 million at June 30, 2012, and decreased $13.3 million from amounts recorded at December 31, 2011. The decline from December 31, 2011 occurred mainly in business non-accrual loans, which decreased $11.6 million. At June 30, 2012, non-accrual loans were comprised mainly of business real estate (34.7%), construction and land (29.3%), and business (22.7%) loans. Foreclosed real estate increased $1.8 million to a balance of $20.1 million at June 30, 2012. Total loans past due 90 days or more and still accruing interest amounted to $11.3 million as of June 30, 2012, a decrease of $3.7 million when compared to December 31, 2011, resulting mainly from decreases in consumer credit card and personal real estate loan delinquencies. There were no construction or business real estate loans that were past due 90 days or more and still accruing interest at June 30, 2012. Balance by classes for non-accrual loans and loans past due 90 days and still accruing interest is shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $189.7 million at June 30, 2012 compared with $250.7 million at December 31, 2011, resulting in an decrease of $61.0 million, or 24.3%. The change in potential problem loans was largely due to decreases of $31.6 million in business real estate loans, $18.7 million in business loans and $11.5 million in construction and land real estate loans.

(In thousands)	June 30, 2012	December 31, 2011
Potential problem loans:
Business	$56,514	$75,213
Real estate – construction and land	43,216	54,696
Real estate – business	82,058	113,652
Real estate – personal	7,873	6,900
Consumer	—	208
Total potential problem loans	$189,661	$250,669

At June 30, 2012, the Company had identified approximately $103.4 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $29.7 million have been placed on non-accrual status. Of the remaining $73.7 million, approximately $57.2 million are performing under their modified terms, and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. Most of these are commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $16.5 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs. These restructured loans are considered impaired loans for purposes of determining the allowance for loan losses, as discussed in the Summary of Significant Accounting Policies in the Company's 2011 Annual Report on Form 10-K.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.7% of total loans outstanding at June 30, 2012. The balance in this portfolio decreased $40.6 million, or 10.5%, since December 31, 2011, which was mainly a reflection of weak loan demand.

(Dollars in thousands)	June 30, 2012	% of Total	% of Total Loans	December 31, 2011	% of Total	% of Total Loans
Residential land and land development	$64,183	18.6%	.7%	$70,708	18.3%	.8%
Residential construction	76,547	22.1	.8	70,009	18.1	.7
Commercial land and land development	87,584	25.3	.9	97,379	25.2	1.1
Commercial construction	117,734	34.0	1.3	148,502	38.4	1.6
Total real estate - construction and land loans	$346,048	100.0%	3.7%	$386,598	100.0%	4.2%

Real Estate – Business Loans

Total business real estate loans were $2.2 billion at June 30, 2012 and comprised 23.4% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 49% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	June 30, 2012	% of Total	% of Total Loans	December 31, 2011	% of Total	% of Total Loans
Owner-occupied	$1,064,597	48.6%	11.4%	$1,057,652	48.5%	11.5%
Office	277,876	12.7	3.0	270,200	12.3	3.0
Retail	233,001	10.6	2.5	226,447	10.4	2.5
Hotels	148,945	6.8	1.6	119,039	5.5	1.3
Multi-family	138,658	6.3	1.5	174,285	8.0	1.9
Farm	116,120	5.3	1.2	121,966	5.6	1.3
Industrial	104,443	4.8	1.1	98,092	4.5	1.1
Other	107,198	4.9	1.1	112,419	5.2	1.2
Total real estate - business loans	$2,190,838	100.0%	23.4%	$2,180,100	100.0%	23.8%

Real Estate – Personal Loans

The Company's $1.5 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 40, the loss rates in both 2012 and 2011 have remained low and at June 30, 2012, past due loans have declined slightly compared to December 31, 2011. Also, as shown in Note 2, only 7.2% of this portfolio has FICO scores of less than 660. Approximately $14.0 million of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan, and therefore, they are not perceived to represent above normal credit risk. At June 30, 2012, the Company had loans with no mortgage insurance and an original LTV higher than 80% totaling $139.6 million compared to $142.6 million at December 31, 2011.

Revolving Home Equity Loans

The Company has $447.6 million in revolving home equity loans at June 30, 2012 that are generally collateralized by residential real estate. Most of these loans (94.3%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2012, the outstanding principal of loans with an original LTV higher than 80% was $66.0 million compared to $70.2 million as of December 31, 2011. Total revolving home equity loan balances over 30 days past due were $2.5 million at June 30, 2012 compared to $1.6 million at December 31, 2011. Approximately 8.1% of the portfolio has FICO scores lower than 660.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $158.0 million and $142.0 million at June 30, 2012 and December 31, 2011, respectively. At the end of the second quarter of 2012, $42.2 million of this portfolio had an LTV higher than 80%, up from a balance of $37.9 million at the end of 2011.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 3% of the outstanding balance of fixed rate home equity loans at June 30, 2012. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $2.5 million in new fixed rate home equity loans were written with these LTV ratios during the first six months of 2012.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs on these loans in the first six months of 2012 of $748 thousand, $1.3 million and $256 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans. These are characterized as new loans to customers with FICO scores below 650 for home equity loans, 660 for government-insured first mortgages, and 680 for all other conventional first mortgages. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles, marine and RVs. Outstanding balances for these loans were $808.1 million and $777.7 million at June 30, 2012 and December 31, 2011, respectively. The balances over 30 days past due amounted to $7.5 million at June 30, 2012 compared to $13.0 million at the end of 2011.  For the six months ended June 30, 2012, $187.3 million of new loans, the majority being automobile loans, were originated, compared to $223.8 million during the full year of 2011.  The Company has curtailed new marine and RV loans since 2008, and at June 30, 2012, outstanding balances totaled $370.0 million. The loss ratios experienced for marine and RV loans have been higher than other consumer loan products in recent years, and the annualized ratios were 2.0% and 1.9% in the first six months of 2012 and 2011, respectively.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at June 30, 2012 of $732.4 million in consumer credit card loans outstanding, approximately $114.0 million, or 15.6%, carried a low introductory rate. Within the next six months, $72.1 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Income Taxes

Income tax expense was $34.5 million in the second quarter of 2012, compared to $32.9 million in the first quarter of 2012 and $32.7 million in the second quarter of 2011. The Company's effective tax rate, including the effect of non-controlling interest, was 32.8% in the second quarter of 2012, compared with 33.3% in the first quarter of 2012 and 32.1% in the second quarter of 2011. Additionally, income tax expense was $67.4 million in the first six months of 2012 compared to $60.2 million for the same period during the previous year, resulting in effective tax rates of 33.0% and 31.7%, respectively. The change in the effective tax rate for the first six months of 2012 compared to the same period in 2011 was primarily due to changes in the mix of taxable and non-taxable income during those periods and changes in state and local taxes.

Financial Condition

Balance Sheet

Total assets of the Company were $20.7 billion at June 30, 2012 compared to $20.6 billion at December 31, 2011. Earning assets (excluding fair value adjustments on investment securities) amounted to $19.4 billion at June 30, 2012, compared to $19.3 billion at December 31, 2011, and consisted of 48% in loans and 47% in investment securities.

At June 30, 2012, total loans, including loans held for sale, increased $177.2 million, or 1.9%, compared with balances at December 31, 2011. Business, business real estate and personal real estate loans increased $184.8 million, $10.7 million, and $72.4 million, respectively. Within the consumer loan portfolio, marine and RV loans decreased by $50.2 million; however, consumer auto loans and other consumer loans increased $81.8 million due to higher new loan originations. The demand for construction loans continues to be affected by the weak housing industry, and overall, these loans declined by $40.6 million. Consumer credit card loans decreased by $56.3 million compared with balances at December 31, 2011.

Loans held for sale decreased $22.2 million compared with balances at December 31, 2011. Included in loans held for sale are guaranteed student loans, which the Company no longer originates, and fixed-rate personal real estate loans, which the Company no longer actively sells to third parties. The $8.9 million balance at June 30, 2012 is comprised solely of student loans and is expected to run off until all remaining loans are sold.

Available for sale investment securities, (excluding fair value adjustments) decreased slightly at June 30, 2012 compared to December 31, 2011. Mortgage-backed securities decreased $383.0 million and government-sponsored enterprise obligations decreased $49.0 million. These decreases were mostly offset by increases in state and municipal obligations of $111.9 million and asset-backed securities of $289.0 million. At June 30, 2012, the duration of the investment portfolio was 2.0 years.

Deposits at June 30, 2012 totaled $16.8 billion; an increase of $31.8 million, or less than 1% compared to December 31, 2011. Non-interest bearing deposits increased $259.8 million, or 4.8%, and savings, interest checking and money market accounts increased $49.1 million. These increases were offset by a decrease of $277.2 million, or 11.1%, in time open and certificates of deposit balances.

In the second quarter of 2012, the Company entered into several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. At June 30, 2012, the Company had posted collateral consisting of $208.6 million in agency mortgage-backed securities and accepted $207.2 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds on swaps of $200.0 million. The agreements mature in 2013 through 2015, and the Company will earn an average of approximately 86 basis points during this period.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2012	March 31, 2012	December 31, 2011
Liquid assets:
Available for sale investment securities	$9,206,451	$9,120,399	$9,224,702
Federal funds sold	7,455	40,925	11,870
Long-term securities purchased under agreements to resell	850,000	850,000	850,000
Balances at the Federal Reserve Bank	92,544	12,038	39,853
Total	$10,156,450	$10,023,362	$10,126,425

Federal funds sold, which are sold to the Company's correspondent bank customers and have overnight maturities, totaled $7.5 million as of June 30, 2012. Long-term resell agreements, maturing later in 2012 through 2014, totaled $850.0 million at June 30, 2012. Under these agreements, the Company holds marketable securities as collateral, which totaled $892.1 million in fair value at June 30, 2012. Interest earning balances at the Federal Reserve Bank, which also have overnight maturities and are used for general liquidity purposes, totaled $92.5 million at June 30, 2012. The fair value of the available for sale investment portfolio was $9.2 billion at June 30, 2012 and included an unrealized net gain in fair value of $253.4 million. The total net unrealized gain included gains of $158.9 million on mortgage and asset-backed securities, $36.6 million on U.S. government securities and $25.8 million on state and municipal obligations. An additional $23.6 million unrealized gain was included in the fair value of common stock held by the Parent.

Approximately $2.0 billion of the portfolio is expected to mature or pay down during the next 12 months, which offer substantial resources to meet either new loan demand or reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2012	March 31, 2012	December 31, 2011
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$632,812	$609,112	$642,306
FHLB borrowings and letters of credit	89,376	91,731	111,860
Securities sold under agreements to repurchase	1,900,099	1,795,945	2,048,074
Other deposits	1,491,950	1,734,372	1,564,105
Total pledged securities	4,114,237	4,231,160	4,366,345
Unpledged and available for pledging	3,776,561	3,250,200	3,260,695
Ineligible for pledging	1,315,653	1,639,039	1,597,662
Total available for sale securities, at fair value	$9,206,451	$9,120,399	$9,224,702

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2012, such deposits totaled $14.6 billion and represented 86.9% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.1 billion at June 30, 2012. These accounts are normally considered more volatile and higher costing and comprised 6.5% of total deposits at June 30, 2012.

(In thousands)	June 30, 2012	March 31, 2012	December 31, 2011
Core deposit base:
Non-interest bearing	$5,637,373	$5,209,381	$5,377,549
Interest checking	786,712	759,561	968,430
Savings and money market	8,196,378	8,278,722	7,965,511
Total	$14,620,463	$14,247,664	$14,311,490

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	June 30, 2012	March 31, 2012	December 31, 2011
Borrowings:
Federal funds purchased	$340,300	$110,845	$153,330
Securities sold under agreements to repurchase	965,445	1,012,143	1,102,751
FHLB advances	103,777	104,005	104,302
Other debt	7,515	7,515	7,515
Total	$1,417,037	$1,234,508	$1,367,898

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of both non-insured customer funds totaling $565.4 million, which generally mature overnight, and structured repurchase agreements of $400.0 million. The structured repurchase agreements have variable rates and mature in 2013 and 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $103.8 million at June 30, 2012. These advances have fixed interest rates and most mature in 2017. Other outstanding long-term borrowings, totaling $7.5 million, relate to the Company's private equity investment activity and mature later in 2012.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2012:

	June 30, 2012
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$1,917,911	$1,422,480	$3,340,391
Advances outstanding	(103,777)	—	(103,777)
Letters of credit issued	(78,820)	—	(78,820)
Available for future advances	$1,735,314	$1,422,480	$3,157,794

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $6.9 million during the first six months of 2012, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $203.4 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $213.0 million. These activities included a net increase in loans of $218.9 million and $1.5 billion in purchases of investment securities, offset by $1.5 billion in sales, maturities and pay downs of investment securities.

Financing activities provided cash of $2.8 million, resulting mainly from net increases of $58.4 million in deposit accounts and $49.7 million in short-term federal funds purchased and securities sold under agreements to repurchase, which were partly offset by purchases of stock of $71.7 million and cash dividends paid on common stock of $40.7 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

(Dollars in thousands)	June 30, 2012	December 31, 2011	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$13,271,055	$13,115,261
Tier I risk-based capital	1,964,129	1,928,690
Total risk-based capital	2,140,823	2,103,401
Tier I risk-based capital ratio	14.80%	14.71%	6.00%
Total risk-based capital ratio	16.13%	16.04%	10.00%
Tier I leverage ratio	9.73%	9.55%	5.00%

The Company maintains a treasury stock buyback program, and during the quarter ended June 30, 2012, the Company purchased 1,033,344 shares of stock at an average cost of $38.76 per share. At June 30, 2012, 1,555,314 shares remained available for purchase under the current Board authorization. At a July 2012 meeting, the Board of Directors approved the purchase of additional shares, bringing the total shares authorized for future purchase to 3,000,000 shares.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a first quarter dividend of $.230 per share in 2012, which was a 5.0% increase compared to the fourth quarter of 2011, and maintained the same payout in the second quarter of 2012.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2012 totaled $7.7 billion (including approximately $3.6 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $370.2 million and $11.8 million, respectively, at June 30, 2012. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $5.7 million at June 30, 2012.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During the first six months of 2012, purchases and sales of tax credits amounted to $26.6 million and $8.8 million, respectively, and at June 30, 2012, outstanding purchase commitments totaled $129.1 million.

At June 30, 2012, the Parent had additional funding commitments of $1.3 million arising from directly-held investments in private equity concerns, classified as non-marketable securities in the accompanying balance sheets. In addition, the Parent expects to fund $8.9 million to private equity subsidiaries over the next several years. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2012 and 2011.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2012
Net interest income	$137,654	$144,889	$19,465	$302,008	$22,834	$324,842
Provision for loan losses	(18,460)	(288)	(552)	(19,300)	5,920	(13,380)
Non-interest income	55,447	87,838	53,376	196,661	(1,262)	195,399
Investment securities gains, net	—	—	—	—	5,376	5,376
Non-interest expense	(133,322)	(111,987)	(45,003)	(290,312)	(16,489)	(306,801)
Income before income taxes	$41,319	$120,452	$27,286	$189,057	$16,379	$205,436
Six Months Ended June 30, 2011
Net interest income	$142,530	$138,779	$19,237	$300,546	$25,137	$325,683
Provision for loan losses	(25,332)	(8,497)	(28)	(33,857)	5,880	(27,977)
Non-interest income	66,807	79,455	51,415	197,677	(427)	197,250
Investment securities gains, net	—	—	—	—	3,283	3,283
Non-interest expense	(137,853)	(110,370)	(45,378)	(293,601)	(13,872)	(307,473)
Income before income taxes	$46,152	$99,367	$25,246	$170,765	$20,001	$190,766
Increase (decrease) in income before income taxes:
Amount	$(4,833)	$21,085	$2,040	$18,292	$(3,622)	$14,670
Percent	(10.5)%	21.2%	8.1%	10.7%	(18.1)%	7.7%

Consumer

For the six months ended June 30, 2012, income before income taxes for the Consumer segment decreased $4.8 million, or 10.5%, compared to the first six months of 2011. This decrease was mainly due to a decline of $4.9 million, or 3.4%, in net interest income, coupled with a decline of $11.4 million, or 17.0%, in non-interest income. These income reductions were partly offset by a decrease of $6.9 million in the provision for loan losses and a $4.5 million, or 3.3%, decrease in non-interest expense. Net interest income declined due to a $5.1 million decrease in loan interest income and a $5.3 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $5.5 million in deposit interest expense. Non-interest income decreased mainly due to declines in bank card fee income (primarily in debit card fees). Non-interest expense declined from the same period in the previous year due to lower FDIC insurance expense, corporate management fees and bank card related expenses. The provision for loan losses totaled $18.5 million, a $6.9 million decrease from the first six months of 2011, which was due mainly to lower losses on consumer credit card loans, other consumer loans, and marine and RV loans.

Commercial

For the six months ended June 30, 2012, income before income taxes for the Commercial segment increased $21.1 million, or 21.2%, compared to the same period in the previous year, mainly due to a lower provision for loan losses and growth in net interest income and non-interest income. Net interest income increased $6.1 million, or 4.4%, due to higher net allocated funding credits of $11.2 million (related to higher average deposit balances), partly offset by a $6.3 million decline in loan interest income. The provision for loan losses in this segment totaled $288 thousand in the first six months of 2012, a decrease of $8.2 million from the first six months of 2011. During 2012, net charge-offs on business loans declined $6.7 million, partly due to recoveries of $3.6 million on two non-performing loans in the current quarter. In addition, net charge-offs on construction loans decreased $2.8 million. Non-interest income increased by $8.4 million, or 10.6%, over the previous year due to growth in capital market fees and bank card fees (mainly corporate card). Non-interest expense increased $1.6 million, or 1.5%, over the previous year, mainly due to higher salaries expense and bank card related expenses, partly offset by lower FDIC insurance expense.

Wealth

Wealth segment pre-tax profitability for the six months ended June 30, 2012 increased $2.0 million, or 8.1%, over the same period in the previous year. Net interest income increased $228 thousand, or 1.2%, and was impacted by a $895 thousand decline in deposit interest expense, offset by a $369 thousand decrease in loan interest income. Non-interest income increased $2.0 million, or 3.8%, over the prior year due to higher trust fees. Non-interest expense decreased $375 thousand, or .8%, mainly due to lower fraud losses and legal and professional expenses, partly offset by higher salary costs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was lower than in the previous period by $3.6 million. This decrease was mainly due to higher unallocated non-interest expense of $2.6 million, in addition to a $2.3 million decline in net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment. These declines in profitability were partly offset by a $2.1 million increase in unallocated securities gains.

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

Because the Company has maintained a strong balance sheet with solid amounts of capital and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd-Frank Act, including higher capital standards and improved lending transparency, that management does not expect to negatively affect the Company’s future results. New risk-based FDIC rules for insurance assessments have lowered costs for the Company. However, other provisions in the Dodd-Frank Act, such as limitations on debit card fees, have lowered revenues, and higher regulatory and compliance burdens are likely. The provisions of the Dodd-Frank Act are so extensive that implementation by regulators is still ongoing, and an assessment of its full effect on the Company is not possible at this time.

In June 2011, the Federal Reserve, as required by the Dodd-Frank Act, approved a final debit card interchange rule that significantly limits the amount of debit card interchange fees charged by banks. The new rule caps an issuer’s base fee at 21 cents per transaction and allows additional fees to help cover fraud losses. The new pricing is a reduction of approximately 45% when compared to current market rates. The new rule also limits network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on two unaffiliated networks: one signature-based and one PIN-based. The new rules apply to bank issuers with more than $10 billion in assets and took effect October 1, 2011. As a result of this rule, the Company's debit card interchange fee revenue for the first six months of 2012 declined $12.9 million, or 43.0%, compared to the same period in 2011.

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

In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". The amendments are being made to allow the FASB time to consider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Until the FASB has reached a resolution, entities are required to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2012 and 2011

	Second Quarter 2012			Second Quarter 2011
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$2,895,167	$25,796	3.58%	$2,959,012	$26,822	3.64%
Real estate — construction and land	360,000	3,796	4.24	429,649	4,834	4.51
Real estate — business	2,205,561	25,844	4.71	2,100,726	25,887	4.94
Real estate — personal	1,475,930	16,358	4.46	1,440,747	17,480	4.87
Consumer	1,134,838	16,170	5.73	1,112,315	17,539	6.32
Revolving home equity	449,416	4,660	4.17	468,380	4,951	4.24
Consumer credit card	712,708	21,038	11.87	743,317	20,633	11.13
Overdrafts	5,663	—	—	6,654	—	—
Total loans	9,239,283	113,662	4.95	9,260,800	118,146	5.12
Loans held for sale	9,053	88	3.91	52,390	309	2.37
Investment securities:
U.S. government and federal agency	330,648	6,232	7.58	341,725	8,279	9.72
Government-sponsored enterprise obligations	265,620	1,362	2.06	234,968	1,304	2.23
State and municipal obligations(A)	1,322,987	13,243	4.03	1,160,164	13,725	4.75
Mortgage-backed securities	4,010,276	28,835	2.89	3,057,929	27,666	3.63
Asset-backed securities	2,900,122	8,122	1.13	2,402,577	7,852	1.31
Other marketable securities(A)	135,930	1,664	4.92	172,754	1,801	4.18
Trading securities(A)	22,748	150	2.65	20,456	142	2.78
Non-marketable securities(A)	122,651	2,624	8.60	105,015	1,635	6.24
Total investment securities	9,110,982	62,232	2.75	7,495,588	62,404	3.34
Short-term federal funds sold and securities
purchased under agreements to resell	22,139	29.53		16,513	22.53
Long-term securities purchased
under agreements to resell	850,000	4,582	2.17	803,846	3,165	1.58
Interest earning deposits with banks	163,075	112.28		179,763	110.25
Total interest earning assets	19,394,532	180,705	3.75	17,808,900	184,156	4.15
Allowance for loan losses	(180,917)			(192,967)
Unrealized gain on investment securities	242,765			147,071
Cash and due from banks	357,768			334,392
Land, buildings and equipment, net	356,378			379,394
Other assets	378,726			386,438
Total assets	$20,549,252			$18,863,228
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$584,196	175.12		$537,364	190.14
Interest checking and money market	8,369,306	4,459.21		7,580,895	6,182.33
Time open & C.D.'s of less than $100,000	1,128,716	2,004.71		1,324,192	2,965.90
Time open & C.D.'s of $100,000 and over	1,250,164	1,828.59		1,466,214	2,434.67
Total interest bearing deposits	11,332,382	8,466.30		10,908,665	11,771.43
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,109,693	177.06		952,032	687.29
Other borrowings	111,336	876	3.16	112,099	919	3.29
Total borrowings	1,221,029	1,053.35		1,064,131	1,606.61
Total interest bearing liabilities	12,553,411	9,519.30%		11,972,796	13,377.45%
Non-interest bearing deposits	5,404,687			4,570,721
Other liabilities	367,763			208,606
Equity	2,223,391			2,111,105
Total liabilities and equity	$20,549,252			$18,863,228
Net interest margin (T/E)		$171,186			$170,779
Net yield on interest earning assets			3.55%			3.85%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2012 and 2011

	Six Months 2012			Six Months 2011
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$2,894,570	$51,122	3.55%	$3,005,553	$54,287	3.64%
Real estate — construction and land	370,242	7,898	4.29	440,532	9,835	4.50
Real estate — business	2,195,227	50,688	4.64	2,091,096	51,158	4.93
Real estate — personal	1,458,725	32,771	4.52	1,442,219	35,296	4.94
Consumer	1,121,358	32,518	5.83	1,129,586	35,835	6.40
Revolving home equity	452,099	9,392	4.18	471,889	9,964	4.26
Consumer credit card	721,869	42,450	11.83	759,206	41,516	11.03
Overdrafts	6,625	—	—	6,886	—	—
Total loans	9,220,715	226,839	4.95	9,346,967	237,891	5.13
Loans held for sale	10,600	193	3.66	55,253	607	2.22
Investment securities:
U.S. government and federal agency	329,377	7,932	4.84	387,934	12,391	6.44
Government-sponsored enterprise obligations	274,557	2,778	2.03	221,989	2,369	2.15
State and municipal obligations(A)	1,293,145	26,339	4.10	1,136,583	26,437	4.69
Mortgage-backed securities	4,100,629	58,510	2.87	2,993,955	56,034	3.77
Asset-backed securities	2,831,009	16,118	1.14	2,362,169	16,122	1.38
Other marketable securities(A)	149,273	3,324	4.48	174,298	4,364	5.05
Trading securities(A)	27,688	389	2.83	19,740	277	2.83
Non-marketable securities(A)	119,762	5,108	8.58	104,416	3,437	6.64
Total investment securities	9,125,440	120,498	2.66	7,401,084	121,431	3.31
Short-term federal funds sold and securities
purchased under agreements to resell	17,917	46.52		10,838	32.60
Long-term securities purchased
under agreements to resell	850,000	8,857	2.10	686,464	5,327	1.56
Interest earning deposits with banks	125,497	167.27		163,220	200.25
Total interest earning assets	19,350,169	356,600	3.71	17,663,826	365,488	4.17
Allowance for loan losses	(182,234)			(194,511)
Unrealized gain on investment securities	236,293			138,256
Cash and due from banks	362,332			340,449
Land, buildings and equipment, net	358,595			382,098
Other assets	382,827			378,102
Total assets	$20,507,982			$18,708,220
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$567,097	384.14		$518,977	365.14
Interest checking and money market	8,340,520	9,331.22		7,490,282	12,907.35
Time open & C.D.'s of less than $100,000	1,142,299	4,110.72		1,374,893	6,708.98
Time open & C.D.'s of $100,000 and over	1,347,208	3,739.56		1,449,979	5,107.71
Total interest bearing deposits	11,397,124	17,564.31		10,834,131	25,087.47
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,198,469	402.07		987,213	1,309.27
Other borrowings	111,568	1,782	3.21	112,239	1,834	3.30
Total borrowings	1,310,037	2,184.34		1,099,452	3,143.58
Total interest bearing liabilities	12,707,161	19,748.31%		11,933,583	28,230.48%
Non-interest bearing deposits	5,268,496			4,504,246
Other liabilities	321,556			188,538
Equity	2,210,769			2,081,853
Total liabilities and equity	$20,507,982			$18,708,220
Net interest margin (T/E)		$336,852			$337,258
Net yield on interest earning assets			3.50%			3.85%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

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

	June 30, 2012		March 31, 2012		December 31, 2011
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$4.1	.67%	$5.4	.88%	($2.0)	(.32)%
200 basis points rising	6.9	1.15	7.7	1.25	2.2	.34
100 basis points rising	7.3	1.21	6.3	1.03	3.5	.56

Under the above scenarios at June 30, 2012, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from our base calculation by $7.3 million, or 1.2%, and a rise of 200 basis points is expected to increase net interest income by $6.9 million, or 1.2%. Under a 300 basis points rising rate scenario, net interest income would increase by $4.1 million, or .7%. Due to the already low interest rate environment, the Company did not model falling rate scenarios. The change in net interest income from the base calculation at June 30, 2012 for the three scenarios shown differed only slightly from projections made at March 31, 2012 and reflected both a flatter yield curve occurring in the second quarter coupled with a slightly different balance sheet mix of interest earning assets and interest bearing liabilities.
The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 14, Subsequent Events.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 — 30, 2012	169,521	$40.03	169,521	2,019,137
May 1 — 31, 2012	555,043	$39.13	555,043	1,464,094
June 1 — 30, 2012	308,780	$37.40	308,780	1,555,314
Total	1,033,344	$38.76	1,033,344	1,555,314

In November 2011, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company's common stock. At June 30, 2012, 1,555,314 shares remained available to be purchased under that authorization. At a July 2012 meeting of the Board of Directors, the purchase of additional shares was approved, bringing the total shares authorized for future purchase to 3,000,000 shares.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ JAMES L. SWARTS
James L. Swarts
Vice President & Secretary

Date: August 6, 2012

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 6, 2012

INDEX TO EXHIBITS

31.1 — Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 — Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 — Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail