Form 10-Q
period 2012-09-30
COMMERCE BANCSHARES INC /MO/
filed 2012-11-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended September 30, 2012

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
Yes ☐     No ☑
As of November 1, 2012, the registrant had outstanding 87,301,292 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Loans	$9,638,645	$9,177,478
Allowance for loan losses	(175,032)	(184,532)
Net loans	9,463,613	8,992,946
Loans held for sale	8,741	31,076
Investment securities:
Available for sale ($742,060,000 and $418,046,000 pledged in 2012 and 2011,
respectively, to secure repurchase agreements)	9,020,951	9,224,702
Trading	13,595	17,853
Non-marketable	117,540	115,832
Total investment securities	9,152,086	9,358,387
Short-term federal funds sold and securities purchased under agreements to resell	10,475	11,870
Long-term securities purchased under agreements to resell	850,000	850,000
Interest earning deposits with banks	132,144	39,853
Cash and due from banks	426,742	465,828
Land, buildings and equipment, net	350,040	360,146
Goodwill	125,585	125,585
Other intangible assets, net	5,804	7,714
Other assets	353,539	405,962
Total assets	$20,878,769	$20,649,367
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$5,814,932	$5,377,549
Savings, interest checking and money market	9,025,688	8,933,941
Time open and C.D.'s of less than $100,000	1,094,215	1,166,104
Time open and C.D.'s of $100,000 and over	914,795	1,322,289
Total deposits	16,849,630	16,799,883
Federal funds purchased and securities sold under agreements to repurchase	1,257,949	1,256,081
Other borrowings	103,744	111,817
Other liabilities	360,374	311,225
Total liabilities	18,571,697	18,479,006
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 89,277,398 shares in 2012 and 2011	446,387	446,387
Capital surplus	1,033,515	1,042,065
Retained earnings	717,138	575,419
Treasury stock of 1,561,575 shares in 2012 and 217,755 shares in 2011, at cost	(60,644)	(8,362)
Accumulated other comprehensive income	166,040	110,538
Total Commerce Bancshares, Inc. stockholders' equity	2,302,436	2,166,047
Non-controlling interest	4,636	4,314
Total equity	2,307,072	2,170,361
Total liabilities and equity	$20,878,769	$20,649,367
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2012	2011	2012	2011
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$111,619	$114,731	$335,627	$349,877
Interest and fees on loans held for sale	85	270	278	877
Interest on investment securities	46,513	51,697	157,832	164,298
Interest on short-term federal funds sold and securities purchased under
agreements to resell	24	13	70	45
Interest on long-term securities purchased under agreements to resell	4,913	3,913	13,770	9,240
Interest on deposits with banks	40	211	207	411
Total interest income	163,194	170,835	507,784	524,748
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,623	6,445	14,338	19,717
Time open and C.D.'s of less than $100,000	1,945	2,413	6,055	9,121
Time open and C.D.'s of $100,000 and over	1,743	2,130	5,482	7,237
Interest on federal funds purchased and securities sold under
agreements to repurchase	221	292	623	1,601
Interest on other borrowings	851	925	2,633	2,759
Total interest expense	9,383	12,205	29,131	40,435
Net interest income	153,811	158,630	478,653	484,313
Provision for loan losses	5,581	11,395	18,961	39,372
Net interest income after provision for loan losses	148,230	147,235	459,692	444,941
NON-INTEREST INCOME
Bank card transaction fees	39,488	42,149	112,655	120,915
Trust fees	23,681	22,102	70,328	66,218
Deposit account charges and other fees	19,873	21,939	59,184	62,028
Capital market fees	5,110	5,556	16,991	15,255
Consumer brokerage services	2,441	2,333	7,543	7,876
Loan fees and sales	1,358	2,034	4,625	5,933
Other	8,971	5,519	24,995	20,657
Total non-interest income	100,922	101,632	296,321	298,882
INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	5,989	(1,200)	11,579	2,986
Noncredit-related losses (reversals) on securities not expected to be sold	(6,546)	369	(12,806)	(4,741)
Net impairment losses	(557)	(831)	(1,227)	(1,755)
Realized gains on sales and fair value adjustments	3,737	3,418	9,783	7,625
Investment securities gains, net	3,180	2,587	8,556	5,870
NON-INTEREST EXPENSE
Salaries and employee benefits	89,292	85,700	266,346	257,315
Net occupancy	11,588	11,510	33,953	34,760
Equipment	4,976	5,390	15,164	16,669
Supplies and communication	5,400	5,674	16,680	16,898
Data processing and software	19,279	16,232	55,030	50,230
Marketing	4,100	4,545	12,391	13,298
Deposit insurance	2,608	2,772	7,746	10,443
Other	16,148	21,923	52,882	61,606
Total non-interest expense	153,391	153,746	460,192	461,219
Income before income taxes	98,941	97,708	304,377	288,474
Less income taxes	32,155	31,699	99,541	91,898
Net income	66,786	66,009	204,836	196,576
Less non-controlling interest expense	780	657	2,298	1,737
Net income attributable to Commerce Bancshares, Inc.	$66,006	$65,352	$202,538	$194,839
Net income per common share — basic	$.75	$.72	$2.29	$2.14
Net income per common share — diluted	$.75	$.72	$2.29	$2.13
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
	(Unaudited)
Net income	$66,786	$66,009	$204,836	$196,576
Other comprehensive income (loss):
Available for sale debt securities for which a portion of an other-than-temporary impairment (OTTI) has been recorded in earnings:
Unrealized holding gains (losses) subsequent to initial OTTI recognition	5,959	(1,091)	12,245	4,572
Income tax (expense) benefit	(2,264)	415	(4,653)	(1,737)
Net unrealized gains (losses) on OTTI securities	3,695	(676)	7,592	2,835
Other available for sale investment securities:
Unrealized holding gains	40,582	53,143	75,427	78,278
Reclassification adjustment for gains included in net income	—	—	(342)	(177)
Net unrealized gains on securities	40,582	53,143	75,085	78,101
Income tax expense	(15,422)	(20,195)	(28,533)	(29,679)
Net unrealized gains on other securities	25,160	32,948	46,552	48,422
Prepaid pension cost:
Amortization of accumulated pension loss	730	821	2,190	1,901
Income tax expense	(277)	(312)	(832)	(722)
Pension loss amortization	453	509	1,358	1,179
Other comprehensive income	29,308	32,781	55,502	52,436
Comprehensive income	96,094	98,790	260,338	249,012
Non-controlling interest expense	(780)	(657)	(2,298)	(1,737)
Comprehensive income attributable to Commerce Bancshares, Inc.	$95,314	$98,133	$258,040	$247,275
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2012	$446,387	$1,042,065	$575,419	$(8,362)	$110,538	$4,314	$2,170,361
Net income			202,538			2,298	204,836
Other comprehensive income					55,502		55,502
Distributions to non-controlling interest						(1,976)	(1,976)
Purchase of treasury stock				(75,536)			(75,536)
Issuance of stock under purchase and equity compensation plans		(4,987)		14,753			9,766
Net tax benefit related to equity compensation plans		1,233					1,233
Stock-based compensation		3,705					3,705
Issuance of nonvested stock awards		(8,501)		8,501			—
Cash dividends ($.690 per share)			(60,819)				(60,819)
Balance September 30, 2012	$446,387	$1,033,515	$717,138	$(60,644)	$166,040	$4,636	$2,307,072
Balance January 1, 2011	$433,942	$971,293	$555,778	$(2,371)	$63,345	$1,477	$2,023,464
Net income			194,839			1,737	196,576
Other comprehensive income					52,436		52,436
Distributions to non-controlling interest						(463)	(463)
Purchase of treasury stock				(101,111)			(101,111)
Issuance of stock under purchase and equity compensation plans	1,563	5,261		7,236			14,060
Net tax benefit related to equity compensation plans		1,025					1,025
Stock-based compensation		3,614					3,614
Issuance of nonvested stock awards	976	(1,017)		41			—
Cash dividends ($.657 per share)			(59,636)				(59,636)
Balance September 30, 2011	$436,481	$980,176	$690,981	$(96,205)	$115,781	$2,751	$2,129,965
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2012	2011
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$204,836	$196,576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,961	39,372
Provision for depreciation and amortization	32,565	35,281
Amortization of investment security premiums, net	29,989	9,406
Investment securities gains, net(A)	(8,556)	(5,870)
Net gains on sales of loans held for sale	(376)	(1,554)
Originations of loans held for sale	—	(41,231)
Proceeds from sales of loans held for sale	22,649	67,065
Net (increase) decrease in trading securities	5,454	(2,941)
Stock-based compensation	3,705	3,614
(Increase) decrease in interest receivable	4,728	(1,077)
Decrease in interest payable	(1,067)	(4,393)
Increase (decrease) in income taxes payable	(5,571)	14,863
Net tax benefit related to equity compensation plans	(1,233)	(1,025)
Other changes, net	(10,718)	3,011
Net cash provided by operating activities	295,366	311,097
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	14,931	11,699
Proceeds from maturities/pay downs of investment securities(A)	2,341,083	1,968,848
Purchases of investment securities(A)	(2,036,260)	(2,926,445)
Net (increase) decrease in loans	(489,628)	288,987
Long-term securities purchased under agreements to resell	(125,000)	(500,000)
Repayments of long-term securities purchased under agreements to resell	125,000	100,000
Purchases of land, buildings and equipment	(19,243)	(16,135)
Sales of land, buildings and equipment	2,338	2,288
Net cash used in investing activities	(186,779)	(1,070,758)
FINANCING ACTIVITIES:
Net increase in non-interest bearing, savings, interest checking and money market deposits	554,167	1,090,342
Net decrease in time open and C.D.'s	(479,383)	(150,511)
Net increase in short-term federal funds purchased and securities sold under
agreements to repurchase	1,868	74,901
Repayment of long-term borrowings	(8,073)	(404)
Purchases of treasury stock	(75,536)	(101,111)
Issuance of stock under stock purchase and equity compensation plans	9,766	14,060
Net tax benefit related to equity compensation plans	1,233	1,025
Cash dividends paid on common stock	(60,819)	(59,636)
Net cash provided by (used in) financing activities	(56,777)	868,666
Increase in cash and cash equivalents	51,810	109,005
Cash and cash equivalents at beginning of year	517,551	460,675
Cash and cash equivalents at September 30	$569,361	$569,680
(A) Available for sale and non-marketable securities
Income tax payments, net	$104,175	$76,795
Interest paid on deposits and borrowings	$30,198	$44,828
Loans transferred to foreclosed real estate	$7,178	$20,630
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2011 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2011 Annual Report on Form 10-K.

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at September 30, 2012 and December 31, 2011 are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Commercial:
Business	$3,098,908	$2,808,265
Real estate – construction and land	335,113	386,598
Real estate – business	2,193,206	2,180,100
Personal Banking:
Real estate – personal	1,556,754	1,428,777
Consumer	1,243,400	1,114,889
Revolving home equity	453,527	463,587
Consumer credit card	748,885	788,701
Overdrafts	8,852	6,561
Total loans	$9,638,645	$9,177,478

At September 30, 2012, loans of $3.2 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.2 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2012 follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$114,671	$63,862	$178,533	$122,497	$62,035	$184,532
Provision	(2,479)	8,060	5,581	(10,125)	29,086	18,961
Deductions:
Loans charged off	1,795	12,480	14,275	7,502	39,710	47,212
Less recoveries on loans	1,720	3,473	5,193	7,247	11,504	18,751
Net loans charged off	75	9,007	9,082	255	28,206	28,461
Balance September 30, 2012	$112,117	$62,915	$175,032	$112,117	$62,915	$175,032

A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2011 follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$127,263	$64,275	$191,538	$119,946	$77,592	$197,538
Provision	1,503	9,892	11,395	16,783	22,589	39,372
Deductions:
Loans charged off	4,047	14,831	18,878	14,357	47,512	61,869
Less recoveries on loans	514	3,469	3,983	2,861	10,136	12,997
Net loans charged off	3,533	11,362	14,895	11,496	37,376	48,872
Balance September 30, 2011	$125,233	$62,805	$188,038	$125,233	$62,805	$188,038

The following table shows the balance in the allowance for loan losses and the related loan balance at September 30, 2012 and December 31, 2011, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
September 30, 2012
Commercial	$6,542	$88,678	$105,575	$5,538,549
Personal Banking	1,952	26,284	60,963	3,985,134
Total	$8,494	$114,962	$166,538	$9,523,683
December 31, 2011
Commercial	$6,668	$108,167	$115,829	$5,266,796
Personal Banking	4,090	31,088	57,945	3,771,427
Total	$10,758	$139,255	$173,774	$9,038,223

Impaired loans

The table below shows the Company’s investment in impaired loans at September 30, 2012 and December 31, 2011. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. The restructured loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession. They are largely comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates that were judged not to be market rates for new debt with similar risk, and as a result were classified as troubled debt restructurings. These loans totaled $44.4 million at September 30, 2012 and $41.3 million at December 31, 2011. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Restructured loans also include certain credit card loans under various debt management and assistance programs, which totaled $15.4 million at September 30, 2012 and $22.4 million at December 31, 2011.

(In thousands)	Sept. 30, 2012	Dec. 31, 2011
Non-accrual loans	$55,201	$75,482
Restructured loans (accruing)	59,761	63,773
Total impaired loans	$114,962	$139,255

The following table provides additional information about impaired loans held by the Company at September 30, 2012 and December 31, 2011, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2012
With no related allowance recorded:
Business	$10,674	$12,291	$—
Real estate – construction and land	7,173	13,558	—
Real estate – business	7,289	8,524	—
Real estate – personal	1,262	1,390	—
Revolving home equity	510	843	—
	$26,908	$36,606	$—
With an allowance recorded:
Business	$19,644	$23,758	$1,873
Real estate – construction and land	27,101	40,728	2,328
Real estate – business	16,797	22,336	2,341
Real estate – personal	7,601	10,746	764
Consumer	1,435	1,475	21
Revolving home equity	73	73	1
Consumer credit card	15,403	15,403	1,166
	$88,054	$114,519	$8,494
Total	$114,962	$151,125	$8,494
December 31, 2011
With no related allowance recorded:
Business	$19,759	$22,497	$—
Real estate – construction and land	8,391	22,746	—
Real estate – business	6,853	9,312	—
Real estate – personal	793	793	—
	$35,796	$55,348	$—
With an allowance recorded:
Business	$15,604	$19,286	$1,500
Real estate – construction and land	37,387	47,516	2,580
Real estate – business	20,173	24,799	2,588
Real estate – personal	7,867	10,671	795
Consumer credit card	22,428	22,428	3,295
	$103,459	$124,700	$10,758
Total	$139,255	$180,048	$10,758

Total average impaired loans for the three and nine month periods ending September 30, 2012 and 2011, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended September 30, 2012
Non-accrual loans	$51,337	$7,621	$58,958
Restructured loans (accruing)	41,885	19,750	61,635
Total	$93,222	$27,371	$120,593
For the nine months ended September 30, 2012
Non-accrual loans	$59,159	$7,399	$66,558
Restructured loans (accruing)	44,063	21,204	65,267
Total	$103,222	$28,603	$131,825
For the three months ended September 30, 2011
Non-accrual loans	$68,554	$7,733	$76,287
Restructured loans (accruing)	41,993	22,522	64,515
Total	$110,547	$30,255	$140,802
For the nine months ended September 30, 2011
Non-accrual loans	$70,962	$7,277	$78,239
Restructured loans (accruing)	43,652	21,584	65,236
Total	$114,614	$28,861	$143,475

The table below shows interest income recognized during the three and nine month periods ending September 30, 2012 and 2011 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed above.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Interest income recognized on impaired loans:
Business	$248	$72	$745	$217
Real estate – construction and land	210	192	630	575
Real estate – business	72	174	216	522
Real estate – personal	22	8	65	24
Consumer	16	—	47	—
Revolving home equity	1	—	2	—
Consumer credit card	328	484	983	1,451
Total	$897	$930	$2,688	$2,789

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2012 and December 31, 2011.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2012
Commercial:
Business	$3,081,649	$2,598	$595	$14,066	$3,098,908
Real estate – construction and land	318,841	549	300	15,423	335,113
Real estate – business	2,158,019	16,668	90	18,429	2,193,206
Personal Banking:
Real estate – personal	1,535,326	12,988	1,798	6,642	1,556,754
Consumer	1,226,713	15,350	1,206	131	1,243,400
Revolving home equity	450,540	1,494	983	510	453,527
Consumer credit card	732,749	8,876	7,260	—	748,885
Overdrafts	8,516	336	—	—	8,852
Total	$9,512,353	$58,859	$12,232	$55,201	$9,638,645
December 31, 2011
Commercial:
Business	$2,777,578	$4,368	$595	$25,724	$2,808,265
Real estate – construction and land	362,592	1,113	121	22,772	386,598
Real estate – business	2,151,822	8,875	29	19,374	2,180,100
Personal Banking:
Real estate – personal	1,406,449	11,671	3,045	7,612	1,428,777
Consumer	1,096,742	15,917	2,230	—	1,114,889
Revolving home equity	461,941	1,003	643	—	463,587
Consumer credit card	769,922	10,484	8,295	—	788,701
Overdrafts	6,173	388	—	—	6,561
Total	$9,033,219	$53,819	$14,958	$75,482	$9,177,478

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
September 30, 2012
Pass	$2,978,076	$276,077	$2,057,584	$5,311,737
Special mention	56,130	7,388	44,936	108,454
Substandard	50,636	36,225	72,257	159,118
Non-accrual	14,066	15,423	18,429	47,918
Total	$3,098,908	$335,113	$2,193,206	$5,627,227
December 31, 2011
Pass	$2,669,868	$304,408	$1,994,391	$4,968,667
Special mention	37,460	4,722	52,683	94,865
Substandard	75,213	54,696	113,652	243,561
Non-accrual	25,724	22,772	19,374	67,870
Total	$2,808,265	$386,598	$2,180,100	$5,374,963

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above Delinquency section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain loans for which FICO scores are not obtained because the loans are related to commercial activity. At September 30, 2012, these were comprised of $225.6 million in personal real estate loans and $127.1 million in consumer loans, or 8.8% of the Personal Banking portfolio. At December 31, 2011, these were comprised of $222.8 million in personal real estate loans and $148.7 million in consumer loans, or 9.8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2012 and December 31, 2011 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2012
FICO score:
Under 600	2.4%	6.5%	2.4%	4.4%
600 - 659	3.6	10.4	5.6	11.6
660 - 719	10.0	24.3	16.3	32.7
720 - 779	26.7	26.7	29.0	28.4
780 and Over	57.3	32.1	46.7	22.9
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2011
FICO score:
Under 600	3.4%	8.4%	2.6%	4.9%
600 - 659	4.1	11.0	4.9	11.2
660 - 719	12.2	23.2	15.1	31.0
720 - 779	29.2	26.0	26.3	29.0
780 and Over	51.1	31.4	51.1	23.9
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned above, the Company's impaired loans include loans which have been classified as troubled debt restructurings, as shown in the table below. Total restructured loans include both loans on non-accrual status, which totaled $27.5 million, and other restructured loans. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected. Other restructured loans consist mainly of performing commercial loans and consumer credit card loans under debt management programs. The performing commercial loans are classified as troubled debt restructurings when, at renewal, the contractual interest rate of the renewed loan, which may be greater or less than the rate on the previous loan, was not judged to be a market rate for debt with similar risk. Consumer credit card loans classified as troubled debt restructurings are loans with borrowers under debt management plans. Modifications generally involve removing the available line of credit, placing loans on amortizing status and lowering the contractual interest rate.

The following table shows the outstanding balances at September 30, 2012 of loans classified as troubled debt restructurings, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2012	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$25,951	$974
Real estate - construction and land	32,180	8,189
Real estate - business	8,003	357
Personal Banking:
Real estate - personal	4,350	553
Consumer	1,304	—
Revolving home equity	73	49
Consumer credit card	15,403	887
Total restructured loans	$87,264	$11,009

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already written down to net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. The effect of modifications to consumer credit card loans was estimated to decrease interest income by approximately $2.6 million on an annual, pre-tax basis, compared to amounts contractually owed. The effect of modifications to the remaining performing loans in the personal banking portfolio was not significant.

The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings. Those performing commercial loans classified as troubled debt restructurings are accruing loans which management expects to collect under contractual terms and are generally risk-rated as substandard. These loans had no other concessions granted other than being renewed at an interest rate judged not to be market. The allowance for loan losses related to accruing restructured loans is determined by collective evaluation because the loans have similar risk characteristics. Collective evaluation, which is the same process used for other substandard loans, considers historical experience and current economic factors.

If a troubled debt restructuring defaults and is already on non-accrual status, the allowance for loan losses continues to be based on individual evaluation, using discounted expected cash flows or the fair value of collateral. If a substandard, accruing troubled debt restructuring defaults, the loan's risk rating is downgraded to non-accrual status and the loan's related allowance for loan losses is determined based on individual evaluation.

The Company had commitments of $12.9 million at September 30, 2012 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $18.2 million and $18.3 million at September 30, 2012 and December 31, 2011, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.0 million and $4.2 million at September 30, 2012 and December 31, 2011, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

3. Investment Securities

Investment securities, at fair value, consisted of the following at September 30, 2012 and December 31, 2011.

(In thousands)	Sept. 30, 2012	Dec. 31, 2011
Available for sale	$9,020,951	$9,224,702
Trading	13,595	17,853
Non-marketable	117,540	115,832
Total investment securities	$9,152,086	$9,358,387

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $45.4 million at September 30, 2012 and $45.3 million at December 31, 2011. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $72.1 million and $70.5 million at September 30, 2012 and December 31, 2011, respectively.

A summary of the available for sale investment securities by maturity groupings as of September 30, 2012 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$500	$500
After 1 but within 5 years	217,296	241,881
After 5 but within 10 years	106,679	125,116
Total U.S. government and federal agency obligations	324,475	367,497
Government-sponsored enterprise obligations:
After 1 but within 5 years	108,506	112,286
After 5 but within 10 years	74,682	75,436
After 10 years	191,337	192,468
Total government-sponsored enterprise obligations	374,525	380,190
State and municipal obligations:
Within 1 year	92,856	93,592
After 1 but within 5 years	629,641	655,509
After 5 but within 10 years	510,060	528,245
After 10 years	193,502	183,905
Total state and municipal obligations	1,426,059	1,461,251
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,311,100	3,471,262
Non-agency mortgage-backed securities	241,657	255,172
Asset-backed securities	2,917,206	2,930,810
Total mortgage and asset-backed securities	6,469,963	6,657,244
Other debt securities:
Within 1 year	45,809	46,574
After 1 but within 5 years	60,744	63,898
After 5 but within 10 years	3,969	4,047
After 10 years	6,988	7,104
Total other debt securities	117,510	121,623
Equity securities	8,483	33,146
Total available for sale investment securities	$8,721,015	$9,020,951

Included in U.S. government securities are $366.9 million, at fair value, of U.S. Treasury inflation-protected securities (TIPS). Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $127.7 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $28.0 million at September 30, 2012.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. government and federal agency obligations	$324,475	$43,022	$—	$367,497
Government-sponsored enterprise obligations	374,525	5,678	(13)	380,190
State and municipal obligations	1,426,059	48,313	(13,121)	1,461,251
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,311,100	160,215	(53)	3,471,262
Non-agency mortgage-backed securities	241,657	13,698	(183)	255,172
Asset-backed securities	2,917,206	14,840	(1,236)	2,930,810
Total mortgage and asset-backed securities	6,469,963	188,753	(1,472)	6,657,244
Other debt securities	117,510	4,113	—	121,623
Equity securities	8,483	24,663	—	33,146
Total	$8,721,015	$314,542	$(14,606)	$9,020,951
December 31, 2011
U.S. government and federal agency obligations	$328,530	$36,135	$—	$364,665
Government-sponsored enterprise obligations	311,529	4,169	—	315,698
State and municipal obligations	1,220,840	35,663	(11,219)	1,245,284
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,989,464	117,088	(493)	4,106,059
Non-agency mortgage-backed securities	315,752	8,962	(7,812)	316,902
Asset-backed securities	2,692,436	7,083	(6,376)	2,693,143
Total mortgage and asset-backed securities	6,997,652	133,133	(14,681)	7,116,104
Other debt securities	135,190	6,070	—	141,260
Equity securities	18,354	23,337	—	41,691
Total	$9,012,095	$238,507	$(25,900)	$9,224,702

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2012, the fair value of securities on this watch list was $207.1 million.

As of September 30, 2012, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $108.1 million. The credit-related portion of the impairment totaled $11.3 million and was recorded in earnings. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost bases.

The credit portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	13%	-	58%
Credit support	0%	-	16%
Loss severity	33%	-	70%

The following table shows changes in the credit losses recorded in the nine months ended September 30, 2012 and 2011, for which a portion of an OTTI was recognized in other comprehensive income.

	For the Nine Months Ended September 30
(In thousands)	2012	2011
Balance at January 1	$9,931	$7,542
Credit losses on debt securities for which impairment was not previously recognized	—	53
Credit losses on debt securities for which impairment was previously recognized	1,227	1,702
Increase in expected cash flows that are recognized over remaining life of security	(93)	(105)
Balance at September 30	$11,065	$9,192

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Government-sponsored enterprise obligations	$9,979	$13	$—	$—	$9,979	$13
State and municipal obligations	16,548	34	98,242	13,087	114,790	13,121
Mortgage and asset-backed securities:
Agency mortgage-backed securities	6,072	5	19,145	48	25,217	53
Non-agency mortgage-backed securities	—	—	19,445	183	19,445	183
Asset-backed securities	122,645	770	90,503	466	213,148	1,236
Total mortgage and asset-backed securities	128,717	775	129,093	697	257,810	1,472
Total	$155,244	$822	$227,335	$13,784	$382,579	$14,606
December 31, 2011
State and municipal obligations	$65,962	$712	$110,807	$10,507	$176,769	$11,219
Mortgage and asset-backed securities:
Agency mortgage-backed securities	72,019	493	—	—	72,019	493
Non-agency mortgage-backed securities	23,672	784	118,972	7,028	142,644	7,812
Asset-backed securities	1,236,526	4,982	87,224	1,394	1,323,750	6,376
Total mortgage and asset-backed securities	1,332,217	6,259	206,196	8,422	1,538,413	14,681
Total	$1,398,179	$6,971	$317,003	$18,929	$1,715,182	$25,900

The total available for sale portfolio consisted of approximately 1,600 individual securities at September 30, 2012. The portfolio included 58 securities, having an aggregate fair value of $382.6 million, that were in a loss position at September 30, 2012. Securities in a loss position for 12 months or longer included those with temporary impairment totaling $215.1 million, or 2.4% of the total portfolio value and other securities identified as other-than-temporarily impaired totaling $12.2 million.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $13.1 million at September 30, 2012. Nearly all of these losses related to auction rate securities (ARS). This portfolio, exclusive of ARS, totaled $1.3 billion at fair value, or 14.8% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At September 30, 2012
Texas	9.9%	5.2	Aa1
Florida	9.5	4.7	Aa2
Washington	6.4	4.2	Aa2
Ohio	5.5	5.3	Aa2
Arizona	4.7	3.4	Aa3
General Obligation	31.8%	4.8	Aa2
Housing	20.0	6.9	Aa1
Transportation	12.8	3.7	Aa3
Lease	11.8	3.4	Aa3
Limited Tax	7.5	5.6	Aa1

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2012	2011
Proceeds from sales of available for sale securities	$4,951	$11,202
Proceeds from sales of non-marketable securities	9,980	497
Total proceeds	$14,931	$11,699
Available for sale:
Gains realized on sales	$342	$177
Other-than-temporary impairment recognized on debt securities	(1,227)	(1,755)
Non-marketable:
Gains realized on sales	1,267	497
Losses realized on sales	(200)	—
Fair value adjustments, net	8,374	6,951
Investment securities gains, net	$8,556	$5,870

At September 30, 2012, securities carried at $4.0 billion were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $742.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2012				December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$25,720	$(20,431)	$—	$5,289	$25,720	$(18,750)	$—	$6,970
Mortgage servicing rights	3,097	(2,192)	(390)	515	3,097	(1,926)	(427)	744
Total	$28,817	$(22,623)	$(390)	$5,804	$28,817	$(20,676)	$(427)	$7,714

Aggregate amortization expense on intangible assets was $594 thousand and $766 thousand, respectively, for the three month periods ended September 30, 2012 and 2011 and $1.9 million and $2.3 million, respectively, for the nine month periods ended September 30, 2012 and 2011. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2012. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2012	$2,271
2013	1,730
2014	1,260
2015	921
2016	613

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2012 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2012	$125,585	$6,970	$744
Amortization	—	(1,681)	(266)
Impairment reversal	—	—	37
Balance September 30, 2012	$125,585	$5,289	$515

Goodwill allocated to the Company’s operating segments at September 30, 2012 and December 31, 2011 is shown below.

(In thousands)
Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746
Total goodwill	$125,585

5. Guarantees

The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the payment or performance obligation of a customer to a third party. While these represent a potential outlay by the Company, a significant amount of the commitments may expire without being drawn upon. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by the Company. Most of the standby letters of credit are secured, and in the event of nonperformance by customers, the Company has rights to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2012 that net liability was $4.5 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $371.9 million at September 30, 2012.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at September 30, 2012, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 4 to 10 years. At September 30, 2012, the liability recorded for guarantor RPAs was $176 thousand, and the notional amount of the underlying swaps was $37.1 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Service cost - benefits earned during the period	$103	$126	$310	$302
Interest cost on projected benefit obligation	1,287	2,605	3,860	5,329
Expected return on plan assets	(1,645)	(3,378)	(4,935)	(6,728)
Amortization of unrecognized net loss	730	821	2,190	1,901
Net periodic pension cost	$475	$174	$1,425	$804

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first nine months of 2012, the Company made a discretionary contribution of $1.5 million to its defined benefit pension plan in order to reduce pension guarantee costs. The Company also made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2012.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2012	2011	2012	2011
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$66,006	$65,352	$202,538	$194,839
Less income allocated to nonvested restricted stockholders	626	486	1,854	1,391
Net income available to common stockholders	$65,380	$64,866	$200,684	$193,448
Weighted average common shares outstanding	86,894	89,477	87,504	90,373
Basic income per common share	$.75	$.72	$2.29	$2.14
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$66,006	$65,352	$202,538	$194,839
Less income allocated to nonvested restricted stockholders	623	486	1,849	1,388
Net income available to common stockholders	$65,383	$64,866	$200,689	$193,451
Weighted average common shares outstanding	86,894	89,477	87,504	90,373
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	298	260	300	351
Weighted average diluted common shares outstanding	87,192	89,737	87,804	90,724
Diluted income per common share	$.75	$.72	$2.29	$2.13

All unexercised stock options and stock appreciation rights were included in the computation of diluted income per share for the nine month period ended September 30, 2012. Unexercised options and rights of 854 thousand were excluded from the computation for the nine month period ended September 30, 2011 because their inclusion would have been anti-dilutive.

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

	Unrealized Gains (Losses) on Securities		Pension Loss	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2012	$(4,321)	$136,137	$(21,278)	$110,538
Current period other comprehensive income	7,592	46,552	1,358	55,502
Balance September 30, 2012	$3,271	$182,689	$(19,920)	$166,040
Balance January 1, 2011	$(7,469)	$87,784	$(16,970)	$63,345
Current period other comprehensive income	2,835	48,422	1,179	52,436
Balance September 30, 2011	$(4,634)	$136,206	$(15,791)	$115,781

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended September 30, 2012
Net interest income	$68,694	$72,867	$9,627	$151,188	$2,623	$153,811
Provision for loan losses	(8,500)	(313)	(199)	(9,012)	3,431	(5,581)
Non-interest income	29,030	45,352	27,094	101,476	(554)	100,922
Investment securities gains, net	—	—	—	—	3,180	3,180
Non-interest expense	(67,353)	(57,114)	(21,926)	(146,393)	(6,998)	(153,391)
Income before income taxes	$21,871	$60,792	$14,596	$97,259	$1,682	$98,941
Nine Months Ended September 30, 2012
Net interest income	$206,348	$217,756	$29,092	$453,196	$25,457	$478,653
Provision for loan losses	(26,960)	(601)	(751)	(28,312)	9,351	(18,961)
Non-interest income	84,477	133,190	80,470	298,137	(1,816)	296,321
Investment securities gains, net	—	—	—	—	8,556	8,556
Non-interest expense	(200,675)	(169,101)	(66,929)	(436,705)	(23,487)	(460,192)
Income before income taxes	$63,190	$181,244	$41,882	$286,316	$18,061	$304,377
Three Months Ended September 30, 2011
Net interest income	$71,050	$70,907	$9,725	$151,682	$6,948	$158,630
Provision for loan losses	(10,826)	(3,445)	(583)	(14,854)	3,459	(11,395)
Non-interest income	35,849	41,757	25,296	102,902	(1,270)	101,632
Investment securities gains, net	—	—	—	—	2,587	2,587
Non-interest expense	(65,364)	(55,041)	(21,181)	(141,586)	(12,160)	(153,746)
Income before income taxes	$30,709	$54,178	$13,257	$98,144	$(436)	$97,708
Nine Months Ended September 30, 2011
Net interest income	$213,580	$209,686	$28,962	$452,228	$32,085	$484,313
Provision for loan losses	(36,158)	(11,942)	(611)	(48,711)	9,339	(39,372)
Non-interest income	102,656	121,212	76,711	300,579	(1,697)	298,882
Investment securities gains, net	—	—	—	—	5,870	5,870
Non-interest expense	(203,217)	(165,411)	(66,559)	(435,187)	(26,032)	(461,219)
Income before income taxes	$76,861	$153,545	$38,503	$268,909	$19,565	$288,474

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

Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. Also, the Company's past practice of originating and selling fixed rate personal real estate loans to other institutions resulted in mortgage loan commitments and forward sales contracts. In mid 2011, the Company curtailed the sales of these types of loans and, at September 30, 2012, did not hold such loans for sale.

(In thousands)	September 30, 2012	December 31, 2011
Interest rate swaps	$450,188	$486,207
Interest rate caps	28,236	29,736
Credit risk participation agreements	40,160	41,414
Foreign exchange contracts	48,198	80,535
Mortgage loan commitments	—	1,280
Mortgage loan forward sale contracts	—	3,650
Total notional amount	$566,782	$642,822

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At September 30, 2012, the Company had entered into three interest rate swaps with a notional amount of $13.5 million, included in the table above, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Gain (loss) on interest rate swaps	$76	$(101)	$221	$(31)
Gain (loss) on loans	(83)	101	(218)	37
Amount of hedge ineffectiveness	$(7)	$—	$3	$6

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at September 30, 2012 was $436.7 million. The Company is party to master netting arrangements with several other financial institutions; however, the Company does not offset assets and liabilities under these arrangements for balance sheet presentation, as the effect of offsetting is not significant. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds. At September 30, 2012, the Company had only net liability positions with its financial institution counterparties totaling $18.2 million and had posted $18.0 million in collateral.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, education, communications, consumer products, and manufacturing. At September 30, 2012, the largest loss exposures were in the groups related to real estate, education and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $3.9 million (education), $3.7 million (real estate and building materials) and $2.7 million (manufacturing) at September 30, 2012.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 12 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Sept. 30, 2012	Dec 31, 2011	Balance Sheet	Sept. 30, 2012	Dec 31, 2011
(In thousands)	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(833)	$(1,053)
Total derivatives designated as hedging instruments		$—	$—		$(833)	$(1,053)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$17,892	$19,051	Other liabilities	$(18,040)	$(19,157)
Interest rate caps	Other assets	2	11	Other liabilities	(2)	(11)
Credit risk participation agreements	Other assets	10	9	Other liabilities	(176)	(141)
Foreign exchange contracts	Other assets	959	2,440	Other liabilities	(816)	(2,343)
Mortgage loan commitments	Other assets	—	20	Other liabilities	—	—
Mortgage loan forward sale contracts	Other assets	—	6	Other liabilities	—	(17)
Total derivatives not designated as hedging instruments		$18,863	$21,537		$(19,034)	$(21,669)
Total derivatives		$18,863	$21,537		$(19,867)	$(22,722)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2012	2011	2012	2011
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$76	$(101)	$221	$(31)
Total		$76	$(101)	$221	$(31)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$52	$(27)	$250	$529
Credit risk participation agreements	Other non-interest income	1	224	6	259
Foreign exchange contracts	Other non-interest income	40	(177)	47	(24)
Mortgage loan commitments	Loan fees and sales	—	185	(20)	214
Mortgage loan forward sale contracts	Loan fees and sales	—	(25)	11	(457)
Total		$93	$180	$294	$521

11. Stock-Based Compensation

Stock-based compensation expense that has been charged against income was $1.2 million in both of the three month periods ended September 30, 2012 and 2011, and $3.7 million and $3.6 million in the nine month periods ended September 30, 2012 and 2011, respectively. The Company has historically issued stock-based compensation in the form of options, stock appreciation rights (SARs) and nonvested stock. During 2011 and the first nine months of 2012, stock-based compensation has been issued solely in the form of nonvested stock awards.

The 2012 stock awards generally vest in 5 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2012, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	653,782	$35.48
Granted	225,782	38.60
Vested	(41,424)	37.32
Forfeited	(8,383)	33.68
Nonvested at September 30, 2012	829,757	$36.26

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

A summary of option activity during the first nine months of 2012 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,352,644	$30.26
Granted	—	—
Forfeited	—	—
Expired	(849)	19.61
Exercised	(386,646)	26.28
Outstanding at September 30, 2012	965,149	$31.86	1.6 years	$8,171

A summary of SAR activity during the first nine months of 2012 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,739,126	$37.83
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(35,795)	35.75
Outstanding at September 30, 2012	1,703,331	$37.87	4.4 years	$4,190

12. Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Various financial instruments such as available for sale and trading securities, certain non-marketable securities relating to private equity activities, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, mortgage servicing rights and certain other investment securities. These nonrecurring fair value adjustments typically involve lower of cost or fair value accounting or write-downs of individual assets.

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the September 30, 2012 and December 31, 2011 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2012 or the year ended December 31, 2011.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$367,497	$367,497	$—	$—
Government-sponsored enterprise obligations	380,190	—	380,190	—
State and municipal obligations	1,461,251	—	1,333,520	127,731
Agency mortgage-backed securities	3,471,262	—	3,471,262	—
Non-agency mortgage-backed securities	255,172	—	255,172	—
Other asset-backed securities	2,930,810	—	2,930,810	—
Other debt securities	121,623	—	121,623	—
Equity securities	33,146	19,253	13,893	—
Trading securities	13,595	—	13,595	—
Private equity investments	67,044	—	—	67,044
Derivatives *	18,863	—	18,853	10
Assets held in trust	5,404	5,404	—	—
Total assets	$9,125,857	$392,154	$8,538,918	$194,785
Liabilities:
Derivatives *	$19,867	$—	$19,691	$176
Total liabilities	$19,867	$—	$19,691	$176
December 31, 2011
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$364,665	$357,155	$7,510	$—
Government-sponsored enterprise obligations	315,698	—	315,698	—
State and municipal obligations	1,245,284	—	1,109,663	135,621
Agency mortgage-backed securities	4,106,059	—	4,106,059	—
Non-agency mortgage-backed securities	316,902	—	316,902	—
Other asset-backed securities	2,693,143	—	2,693,143	—
Other debt securities	141,260	—	141,260	—
Equity securities	41,691	27,808	13,883	—
Trading securities	17,853	—	17,853	—
Private equity investments	66,978	—	—	66,978
Derivatives *	21,537	—	21,502	35
Assets held in trust	4,506	4,506	—	—
Total assets	$9,335,576	$389,469	$8,743,473	$202,634
Liabilities:
Derivatives *	$22,722	$—	$22,564	$158
Total liabilities	$22,722	$—	$22,564	$158
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

At September 30, 2012, the Company held in its available for sale portfolio certain auction rate securities. The auction process by which auction rate securities are normally priced has not functioned since 2008, and due to the illiquidity in the market, the fair value of these securities cannot be based on observable market prices. The fair values of the auction rate securities are estimated using a discounted cash flows analysis which is discussed more fully in the Level 3 Inputs section of this note. Because several of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

•
Valuations for interest rate swaps are derived from a proprietary model whose significant inputs are readily observable market parameters, primarily yield curves used to calculate current exposure. Counterparty credit risk is incorporated into the model and calculated by applying a net credit spread over LIBOR to the swap's total expected exposure over time. The net credit spread is comprised of spreads for both the Company and its counterparty, derived from probability of default and other loss estimate information obtained from a third party credit data provider or from the Company's Credit Department when not otherwise available. The credit risk component is not significant compared to the overall fair value of the swaps. The results of the model are constantly validated through comparison to active trading in the marketplace. These fair value measurements are classified as Level 2.

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

•
The Company’s contracts related to credit risk guarantees are valued under a proprietary model which uses unobservable inputs and assumptions about the creditworthiness of the counterparty (generally a Bank customer). Customer credit spreads, which are based on probability of default and other loss estimates, are calculated internally by the Company's Credit Department, as mentioned above, and are based on the Company's internal risk rating for each customer. Because these inputs are significant to the measurements, they are classified as Level 3.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2012
Balance June 30, 2012	$127,540	$65,766	$(99)	$193,207
Total gains or losses (realized/unrealized):
Included in earnings	—	2,774	1	2,775
Included in other comprehensive income	3,015	—	—	3,015
Investment securities called	(3,000)	—	—	(3,000)
Discount accretion	176	—	—	176
Sale/pay down of private equity investments	—	(1,614)	—	(1,614)
Capitalized interest/dividends	—	118	—	118
Sale of risk participation agreement	—	—	(68)	(68)
Balance September 30, 2012	$127,731	$67,044	$(166)	$194,609
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012	$—	$2,774	$(37)	$2,737
For the nine months ended September 30, 2012
Balance January 1, 2012	$135,621	$66,978	$(123)	$202,476
Total gains or losses (realized/unrealized):
Included in earnings	—	8,374	(3)	8,371
Included in other comprehensive income	(1,923)	—	—	(1,923)
Investment securities called	(6,350)	—	—	(6,350)
Discount accretion	383	—	—	383
Purchase of private equity securities	—	3,275	—	3,275
Sale/pay down of private equity investments	—	(11,893)	—	(11,893)
Capitalized interest/dividends	—	310	—	310
Purchase of risk participation agreement	—	—	28	28
Sale of risk participation agreement	—	—	(68)	(68)
Balance September 30, 2012	$127,731	$67,044	$(166)	$194,609
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012	$—	$6,949	$(40)	$6,909
For the three months ended September 30, 2011
Balance June 30, 2011	$141,940	$61,173	$(288)	$202,825
Total gains or losses (realized/unrealized):
Included in earnings	—	2,921	384	3,305
Included in other comprehensive income	(1,028)	—	—	(1,028)
Investment securities called	(1,300)	—	—	(1,300)
Discount accretion	112	—	—	112
Purchase of private equity investments	—	75	—	75
Sale/pay down of private equity securities	—	(1,121)	—	(1,121)
Balance September 30, 2011	$139,724	$63,048	$96	$202,868
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011	$—	$2,921	$237	$3,158
For the nine months ended September 30, 2011
Balance January 1, 2011	$150,089	$53,860	$352	$204,301
Total gains or losses (realized/unrealized):
Included in earnings	—	6,951	16	6,967
Included in other comprehensive income	(2,639)	—	—	(2,639)
Investment securities called	(8,243)	—	—	(8,243)
Discount accretion	517	—	—	517
Purchase of private equity investments	—	3,314	—	3,314
Sale/pay down of private equity securities	—	(1,121)	—	(1,121)
Capitalized interest/dividends	—	44	—	44
Purchase of risk participation agreement	—	—	79	79
Sales of risk participation agreements	—	—	(351)	(351)
Balance September 30, 2011	$139,724	$63,048	$96	$202,868
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011	$—	$7,026	$223	$7,249

Gains and losses on the Level 3 assets and liabilities in the previous table are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2012
Total gains or losses included in earnings	$—	$1	$2,774	$2,775
Change in unrealized gains or losses relating to assets still held at September 30, 2012	$—	$(37)	$2,774	$2,737
For the nine months ended September 30, 2012
Total gains or losses included in earnings	$—	$(3)	$8,374	$8,371
Change in unrealized gains or losses relating to assets still held at September 30, 2012	$—	$(40)	$6,949	$6,909
For the three months ended September 30, 2011
Total gains or losses included in earnings	$160	$224	$2,921	$3,305
Change in unrealized gains or losses relating to assets still held at September 30, 2011	$239	$(2)	$2,921	$3,158
For the nine months ended September 30, 2011
Total gains or losses included in earnings	$(243)	$259	$6,951	$6,967
Change in unrealized gains or losses relating to assets still held at September 30, 2011	$239	$(16)	$7,026	$7,249

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $127.7 million at September 30, 2012, while private equity investments, included in non-marketable securities, totaled $67.0 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	5 years
		Estimated market rate	2.6%	-	3.7%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5

The fair values of ARS are estimated using a discounted cash flows analysis in which estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. Under normal conditions, ARS traded in weekly auctions and were considered liquid investments. The Company's estimate of when these auctions might resume is highly judgmental and subject to variation depending on current and projected market conditions. Few auctions of these securities have been held since 2008, and most sales have been privately arranged. Estimated cash flows during the period over which the Company expects to hold the securities are discounted at an estimated market rate. These securities are comprised of bonds issued by various states and municipalities for healthcare and student lending purposes, and market rates are derived for each type. Market rates are calculated at each valuation date using a LIBOR or Treasury based rate plus spreads representing adjustments for liquidity premium and nonperformance risk. The spreads are developed internally by employees in the Company's bond department. An increase in the holding period alone would result in a higher fair value measurement, while an increase in the estimated market rate (the discount rate) alone would result in a lower fair value measurement. The valuation of ARS is reviewed at least quarterly by members of the Company's Asset/Liability Committee.

The fair values of the Company's private equity investments are based on a determination of fair value of the investee company less exit costs and preference payments assuming the sale of the investee company.  Investee companies are normally non-public entities.  The fair value of the investee company is determined by reference to the investee's total earnings before interest, depreciation/amortization, and income taxes (EBITDA) multiplied by an EBITDA factor.  EBITDA is normally determined based on a trailing prior period adjusted for specific factors including current economic outlook, investee management, and specific unique circumstances such as sales order information, major customer status, regulatory changes, etc.  The EBITDA multiple is based on management's review of published trading multiples for recent private equity transactions and other judgments and is derived for each individual investee.  The value of the investee company is then reduced to reflect appropriate assumed selling and liquidation costs.  The fair value of the Company's investment (which is usually a partial interest in the investee company) is then calculated based on its ownership percentage in the investee company. On a quarterly basis, these fair value analyses are reviewed by a valuation committee consisting of investment managers and senior Company management.

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first nine months of 2012 and 2011, and still held as of September 30, 2012 and 2011, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2012 and 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended Sept. 30
September 30, 2012
Collateral dependent impaired loans	$24,749	$—	$—	$24,749	$(7,669)
Mortgage servicing rights	515	—	—	515	37
Foreclosed assets	538	—	—	538	(277)
Long-lived assets	5,622	—	—	5,622	(3,428)

September 30, 2011
Collateral dependent impaired loans	$44,937	$—	$—	$44,937	$(11,859)
Mortgage servicing rights	896	—	—	896	(166)
Foreclosed assets	2,778	—	—	2,778	(592)
Long-lived assets	11,864	—	—	11,864	(3,168)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at September 30, 2012 and 2011 are shown in the table above.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. At September 30, 2012, this portfolio consisted of student loans. Most of the portfolio is under contract to agencies which have been unable to consistently purchase loans under existing contractual terms. These loans have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which is classified as Level 3. The fair value of these loans was $5.8 million at September 30, 2012, net of an impairment reserve of $148 thousand. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts, and the estimated exit price and is classified as Level 2.

Private equity investments and restricted stock

These assets are included in non-marketable investment securities in the consolidated balance sheets.  They include certain investments in private equity concerns held by the Parent company which are carried at cost, reduced by other-than-temporary impairment. These investments are periodically evaluated for impairment based on their estimated fair value as determined by review of available information, most of which is provided as monthly or quarterly internal financial statements, annual audited financial statements, investee tax returns, and in certain situations, through research into and analysis of the assets and investments held by those private equity concerns.   Restricted stock consists of stock issued by the Federal Reserve Bank and FHLB and is held by the bank subsidiary as required for regulatory purposes.  Generally, there are restrictions on the sale and/or liquidation of these investments, and they are carried at cost, reduced by other-than-temporary impairment.  Fair value measurements for these securities are classified as Level 3.

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

Long-lived assets

In accordance with ASC 360-10-35, investments in branch facilities and various office buildings are written down to estimated fair value, or estimated fair value less cost to sell if the property is held for sale. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. The carrying amounts of these real estate holdings are regularly monitored by real estate professionals employed by the Company. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The loss recognized in the first nine months of 2012 resulted primarily from the Company's decision to market certain property adjacent to a downtown Kansas City office building, also held for sale, which required a write-down to fair value less selling costs.

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

The methods and inputs used in the estimation of fair value for the other financial instruments in the table below are discussed in the preceding Fair Value Measurements note and in the Fair Value of Financial Instruments note in the Company's 2011 Annual Report on Form 10-K. There have been no changes in these methods and inputs since December 31, 2011.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	September 30, 2012		December 31, 2011
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$3,098,908	$3,114,822	$2,808,265	$2,820,005
Real estate - construction and land	Level 3	335,113	337,794	386,598	388,723
Real estate - business	Level 3	2,193,206	2,224,323	2,180,100	2,197,535
Real estate - personal	Level 3	1,556,754	1,606,018	1,428,777	1,485,028
Consumer	Level 3	1,243,400	1,268,928	1,114,889	1,136,798
Revolving home equity	Level 3	453,527	461,776	463,587	471,086
Consumer credit card	Level 3	748,885	757,702	788,701	780,808
Overdrafts	Level 3	8,852	8,852	6,561	6,561
Loans held for sale	Level 2	2,909	2,920	24,394	26,597
Loans held for sale	Level 3	5,832	5,832	6,682	6,682
Investment securities:
Available for sale	Level 1	386,750	386,750	384,963	384,963
Available for sale	Level 2	8,506,470	8,506,470	8,704,118	8,704,118
Available for sale	Level 3	127,731	127,731	135,621	135,621
Trading	Level 2	13,595	13,595	17,853	17,853
Non-marketable	Level 3	117,540	117,540	115,832	115,832
Federal funds sold	Level 1	10,475	10,475	11,870	11,870
Securities purchased under agreements to resell	Level 3	850,000	869,003	850,000	864,089
Interest earning deposits with banks	Level 1	132,144	132,144	39,853	39,853
Cash and due from banks	Level 1	426,742	426,742	465,828	465,828
Derivative instruments	Level 2	18,853	18,853	21,502	21,502
Derivative instruments	Level 3	10	10	35	35
Financial Liabilities
Non-interest bearing deposits	Level 1	$5,814,932	$5,814,932	$5,377,549	$5,377,549
Savings, interest checking and money market deposits	Level 1	9,025,688	9,025,688	8,933,941	8,933,941
Time open and certificates of deposit	Level 3	2,009,010	2,019,699	2,488,393	2,493,727
Federal funds purchased	Level 1	207,975	207,975	153,330	153,330
Securities sold under agreements to repurchase	Level 3	1,049,974	1,047,899	1,102,751	1,099,883
Other borrowings	Level 3	103,744	118,512	111,817	126,397
Derivative instruments	Level 2	19,691	19,691	22,564	22,564
Derivative instruments	Level 3	176	176	158	158

14. Legal Proceedings

The Company has various lawsuits pending at September 30, 2012, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be estimated.
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

The Company estimates that the pre-tax cost of the future reduction of 10 basis points in interchange income for an eight month period, which is part of the above settlement, would amount to approximately $5.2 million. Accordingly, the Company has established a liability for these anticipated costs.

On July 26, 2012, the Bank signed the formal Settlement Agreement and Release related to the class action lawsuit captioned Wolfgeher v. Commerce Bank, which was settled in December 2011, and which alleged unfair assessment and collection of overdraft fees based upon a high-to-low posting order utilized on debit card transactions.  The Bank, while admitting no wrongdoing, agreed to the settlement in order to resolve the litigation and avoid further expense.  In accordance with the terms of the Settlement Agreement and Release (which remains subject to final court approval), the Bank agrees to post debit card transactions in chronological order, beginning no later than April 2013.  As a result of this change in the posting order of debit card transactions, the Company currently estimates that overdraft income will be reduced on an annual basis by $6 million to $8 million.

15. Subsequent Event

On November 2, 2012, the Board of Directors approved the Company's 19th consecutive annual 5% stock dividend, payable on December 17, 2012 to shareholders of record at the close of business on November 30, 2012. The effect of this 5% stock dividend on diluted income per share for the three and nine months ended September 30, 2012 is shown in the table below.

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Diluted income per common share as reported	$.75	$2.29
Diluted income per common share restated for 5% stock dividend	$.72	$2.18

The Board also approved a regular quarterly dividend of $.23 on the Company's common stock and a special common stock dividend payment of $1.50 per share, with the same record and payable dates as the stock dividend. The cash dividends will not be payable on any shares issued pursuant to the stock dividend. The Board approved the special dividend at this time because of the potential significant increases in tax rates on dividends beginning next year. After this special dividend, the Company's capital ratios will continue to be very strong, and together with its ongoing earnings power, the Company expects to have ample capital to support balance sheet growth and continue its stock buyback program and regular dividend practices.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2011 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Per Share Data
Net income per common share — basic	$.75	$.72	$2.29	$2.14
Net income per common share — diluted	.75	.72	2.29	2.13
Cash dividends	.230	.219	.690	.657
Book value			26.33	23.95
Market price			40.33	33.10
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	56.89%	58.29%	55.89%	60.27%
Non-interest bearing deposits to total deposits	33.30	30.49	32.18	29.75
Equity to loans (1)	24.00	23.35	23.97	22.54
Equity to deposits	13.65	13.61	13.40	13.59
Equity to total assets	11.06	10.85	10.88	11.03
Return on total assets	1.28	1.32	1.32	1.37
Return on total equity	11.57	12.15	12.13	12.41
(Based on end-of-period data)
Non-interest income to revenue (2)	39.62	39.05	38.24	38.16
Efficiency ratio (3)	59.99	58.71	59.14	58.57
Tier I risk-based capital ratio			14.92	14.58
Total risk-based capital ratio			16.25	15.92
Tangible common equity to assets ratio (4)			10.47	9.72
Tier I leverage ratio			10.00	9.74

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

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2012	2011	% change	2012	2011	% change
Net interest income	$153,811	$158,630	(3.0)%	$478,653	$484,313	(1.2)%
Provision for loan losses	(5,581)	(11,395)	(51.0)	(18,961)	(39,372)	(51.8)
Non-interest income	100,922	101,632	(.7)	296,321	298,882	(.9)
Investment securities gains, net	3,180	2,587	22.9	8,556	5,870	45.8
Non-interest expense	(153,391)	(153,746)	(.2)	(460,192)	(461,219)	(.2)
Income taxes	(32,155)	(31,699)	1.4	(99,541)	(91,898)	8.3
Non-controlling interest expense	(780)	(657)	18.7	(2,298)	(1,737)	32.3
Net income attributable to Commerce Bancshares, Inc.	$66,006	$65,352	1.0%	$202,538	$194,839	4.0%

For the quarter ended September 30, 2012, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $66.0 million, an increase of $654 thousand, or 1.0%, compared to the third quarter of the previous year, and a decrease of $4.7 million compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.28%, the annualized return on average equity was 11.57%, and the efficiency ratio was 59.99%. Diluted earnings per share was $.75, an increase of 4.2% compared to $.72 per share in the third quarter of 2011.

Compared to the third quarter of last year, net interest income decreased $4.8 million, or 3.0%, mainly due to a decrease of $5.2 million in interest on investment securities (which included a $2.8 million decrease in interest on holdings of U.S. Treasury inflation-protected securities), coupled with a decrease of $3.1 million in interest and fees on loans. These declines were partly offset by a decrease of $2.7 million in interest expense on deposits. Non-interest income declined $710 thousand, or .7%, and non-interest expense decreased $355 thousand, or .2%. The decrease in non-interest income was mainly attributable to declines in debit card and overdraft fees, partly offset by higher corporate card and trust fees. The decline in non-interest expense resulted from $5.9 million accrued in the third quarter of 2011 relating to debit card overdraft litigation (not repeated in the current quarter), and smaller declines in various other expense categories, partly offset by higher salaries and data processing expense. The provision for loan losses totaled $5.6 million for the current quarter, representing a decrease of $5.8 million, or 51.0%, from the third quarter of 2011.

Net income for the first nine months of 2012 was $202.5 million, an increase of $7.7 million, or 4.0%, over the same period last year and included a decline of $20.4 million, or 51.8%, in the provision for loan losses. Diluted earnings per share was $2.29, an increase of 7.5% compared to $2.13 per share in the same period last year. For the first nine months of 2012, the annualized return on average assets was 1.32%, the annualized return on average equity was 12.13%, and the efficiency ratio was 59.14%. Net interest income decreased $5.7 million, or 1.2%, due to lower earnings on the Company's loan and investment security portfolios, partly offset by lower expense incurred on deposits. Non-interest income decreased $2.6 million, or .9%, mainly due to a decline of $19.7 million in debit card interchange fees (the effect of new debit card fee regulations effective late in 2011). The decline in debit card fees was partly offset by increases of $10.8 million in merchant and corporate card fees, $4.1 million in trust fees and $1.7 million in capital market fees. Net securities gains increased $2.7 million, mainly due to fair value adjustments and sales of private equity investments. Non-interest expense decreased $1.0 million, or .2%, compared to the same period last year and included a decline in FDIC insurance costs, offset by higher salaries and benefits and data processing costs. The decline in non-interest expense also included a $5.2 million accrual in 2012 for anticipated costs resulting from Visa debit card interchange litigation, offset by $10.9 million expense recorded during the first nine months of 2011 for debit card overdraft litigation costs. Both of these lawsuits are further discussed in Note 14 of the consolidated financial statements.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2012 vs. 2011			Nine Months Ended September 30, 2012 vs. 2011
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$4,150	$(7,140)	$(2,990)	$1,319	$(15,361)	$(14,042)
Loans held for sale	(213)	28	(185)	(704)	105	(599)
Investment securities:
U.S. government and federal agency securities	11	(2,882)	(2,871)	(1,590)	(5,740)	(7,330)
Government-sponsored enterprise obligations	106	(889)	(783)	725	(1,099)	(374)
State and municipal obligations	2,136	(1,101)	1,035	5,817	(4,880)	937
Mortgage-backed securities	13	(3,168)	(3,155)	18,977	(19,657)	(680)
Asset-backed securities	1,376	(386)	990	4,585	(3,598)	987
Other securities	(420)	334	(86)	(509)	1,166	657
Total interest on investment securities	3,222	(8,092)	(4,870)	28,005	(33,808)	(5,803)
Short-term federal funds sold and securities purchased under
agreements to resell	10	1	11	32	(7)	25
Long-term securities purchased under agreements to resell	(10)	1,010	1,000	1,346	3,184	4,530
Interest earning deposits with banks	(160)	(11)	(171)	(201)	(3)	(204)
Total interest income	6,999	(14,204)	(7,205)	29,797	(45,890)	(16,093)
Interest expense:
Deposits:
Savings	23	(58)	(35)	57	(73)	(16)
Interest checking and money market	475	(2,262)	(1,787)	1,933	(7,296)	(5,363)
Time open & C.D.'s of less than $100,000	(225)	(243)	(468)	(1,314)	(1,752)	(3,066)
Time open & C.D.'s of $100,000 and over	(266)	(121)	(387)	(473)	(1,282)	(1,755)
Total interest on deposits	7	(2,684)	(2,677)	203	(10,403)	(10,200)
Federal funds purchased and securities sold under
agreements to repurchase	30	(101)	(71)	255	(1,233)	(978)
Other borrowings	2	(76)	(74)	(8)	(118)	(126)
Total interest expense	39	(2,861)	(2,822)	450	(11,754)	(11,304)
Net interest income, fully taxable equivalent basis	$6,960	$(11,343)	$(4,383)	$29,347	$(34,136)	$(4,789)

Net interest income for the third quarter of 2012 was $153.8 million, a $4.8 million decrease from the third quarter of 2011. On a tax equivalent (T/E) basis, net interest income totaled $159.9 million, down from $171.2 million in the second quarter of 2012 and down from $164.3 million in the same quarter last year. The decrease in net interest income compared to the previous quarter was mainly due to declines in rates earned on loans and investment securities. The decline from the same period last year was also due to lower yields, which were partly offset by lower rates paid on deposits and higher balances of loans and investment securities. The lower overall rate earned on investment securities was partly due to lower interest earned on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS), which declined $2.8 million in the current quarter compared to the same quarter last year, and declined $7.4 million in the first nine months of 2012 compared to the same period last year. The Company's net interest rate margin was 3.30% for the third quarter of 2012, compared to 3.55% in the previous quarter and 3.51% in the third quarter of 2011.
Total interest income (T/E) decreased $7.2 million, or 4.1%, from the third quarter of 2011. Interest income on loans, including loans held for sale, declined $3.2 million due to a 29 basis point decrease in average rates earned, while average loan balances increased 3.5%. The higher balances contributed $3.9 million to interest income and occurred mainly in business, consumer and personal real estate loans. The overall average rate earned on total loans declined to 4.76% during the current quarter compared to 5.05% in the third quarter of 2011, which resulted in a $7.1 million decrease in interest income. Most of the rate impact occurred in business real estate, personal real estate, business and consumer loans. The average rate earned on business real estate loans decreased 35 basis points and was partly offset by higher average balances of $59.6 million, or 2.8%. The average yield on personal real estate loans declined 44 basis points, while the average balance increased $93.1 million, or 6.5%. Average business loans increased $203.4 million, or 7.2%, which was partly offset by a decline of 17 basis points in rates earned. Average consumer loans increased $100.6 million, while the average yield fell 66 basis points. Reflected in the increase in average consumer loan balances were higher auto and fixed-rate home equity loan balances of $185.6 million, offset by a decrease of $100.7 million in marine and RV loans as that portfolio continues to pay down (since the Company no longer originates these types of loans). Average consumer credit card loans decreased $5.1 million compared to the third quarter of 2011, while the average rate earned on these balances increased to 11.83% from 11.59%.
Interest income on investment securities (T/E) was $51.1 million during the third quarter of 2012 compared to $56.0 million during the same period last year, which was a decrease of $4.9 million. As mentioned above, this decline included a $2.8 million decrease in TIPS inflation interest, which decreased from $1.4 million in the third quarter of 2011 to ($1.4) million in the current quarter. The lower inflation interest in the current quarter was directly related to the lower Consumer Price Indices published in the current quarter, on which this interest is based. Also, lower average rates were earned on the remainder of the portfolio, especially in mortgage-backed and state and municipal securities, which saw declines of 33 and 31 basis points, respectively. The average balance of the total portfolio (excluding fair value adjustments) increased $654.9 million, or 7.9%, compared to the third quarter of 2011. This growth mainly occurred in state and municipal obligations and asset-backed securities, which increased by $202.4 million and $475.9 million, respectively. The effect of the higher average total portfolio balance was offset by a lower overall average yield, which declined to 2.29% compared to 2.69% during the third quarter of 2011. Since December 31, 2011, the period end portfolio balance (excluding fair value adjustments) has declined $293.6 million.
Interest income on long-term securities purchased under agreements to resell increased $1.0 million over the third quarter of 2011 due to an increase in the average rate earned of 48 basis points.
The average tax equivalent yield on total interest earning assets was 3.49% in the third quarter of 2012 compared to 3.77% in the third quarter of 2011.
Total interest expense decreased $2.8 million, or 23.1%, compared to the third quarter of 2011, primarily due to a $2.7 million decrease in interest expense on interest bearing deposits. The decrease in interest expense on deposits resulted primarily from an 11 basis point decrease in average rates paid on money market accounts, coupled with a decrease of 8 basis points in average rates paid on certificates of deposit of less than $100,000. Total average interest bearing deposits increased slightly over the third quarter of 2011, as money market account balances increased $587.6 million, or 7.8%, and certificate of deposit balances declined $498.0 million, or 19.1%. The overall average rate incurred on all interest bearing liabilities decreased to .30% in the third quarter of 2012 compared to .40% in the third quarter of 2011.
Net interest income (T/E) for the first nine months of 2012 was $496.8 million compared to $501.6 million for the same period in 2011. For the first nine months of 2012, the net yield on total interest earning assets on a tax equivalent basis was 3.43% compared to 3.73% in the first nine months of 2011. The components of net interest income for the first nine months of 2012 compared to the same period in 2011 reflected trends similar to the quarterly discussion above.
Total interest income (T/E) for the first nine months of 2012 decreased $16.1 million from the same period last year primarily due to lower interest earned on loans and investment securities, partially offset by an increase in interest earned on securities purchased under agreements to resell. Loan interest income (T/E, including loans held for sale) declined $14.6 million due to a 21 basis point decrease in the average interest rate earned, coupled with a slight decline in loan balances. Similar to trends noted in the quarterly comparison, increases occurred in average business real estate, personal real estate, and consumer loan balances, while both construction and consumer credit card loans decreased. Average business loans, however, decreased slightly in the nine month period. Investment securities interest income (T/E) decreased $5.8 million and resulted from a decrease in average rates earned of 56 basis points, partly offset by an increase in average investment securities balances. As noted in the quarterly discussion above, the year over year decline in interest income was also mainly due to lower TIPS inflation interest of $7.4 million, which totaled $11.1 million in the first nine months of 2011 compared to $3.8 million in the first nine months of 2012. Average investment securities balances (excluding fair value adjustments) were $9.1 billion for the first nine months of 2012 compared to $7.7 billion for the same period in 2011, primarily due to increases of $734.7 million and $471.2 million, respectively, in average mortgage-backed and asset-backed securities. Interest income on long-term securities purchased under agreements to resell increased $4.5 million in the first nine months of 2012 compared to the prior period due to an increase of 50 basis points in the average rate earned.

The decrease of $11.3 million in interest expense for the first nine months of 2012 compared to the same period in the prior year was due to a $10.2 million, or 28.3%, decrease in interest expense on interest bearing deposits. The decrease in interest expense on deposits primarily resulted from declines in average rates paid on all deposit types, which decreased 13 basis points overall. Interest expense on repurchase agreements also declined, as the average rate paid dropped 16 basis points. For the first nine months of 2012, the overall cost of total interest bearing liabilities decreased 14 basis points to .31% compared to .45% in the same period in the prior year.
Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2012	2011	% change	2012	2011	% change
Bank card transaction fees	$39,488	$42,149	(6.3)%	$112,655	$120,915	(6.8)%
Trust fees	23,681	22,102	7.1	70,328	66,218	6.2
Deposit account charges and other fees	19,873	21,939	(9.4)	59,184	62,028	(4.6)
Capital market fees	5,110	5,556	(8.0)	16,991	15,255	11.4
Consumer brokerage services	2,441	2,333	4.6	7,543	7,876	(4.2)
Loan fees and sales	1,358	2,034	(33.2)	4,625	5,933	(22.0)
Other	8,971	5,519	62.5	24,995	20,657	21.0
Total non-interest income	$100,922	$101,632	(.7)%	$296,321	$298,882	(.9)%
Non-interest income as a % of total revenue*	39.6%	39.0%		38.2%	38.2%
* Total revenue includes net interest income and non-interest income.

For the third quarter of 2012, total non-interest income amounted to $100.9 million compared with $101.6 million in the same quarter last year, which was a decrease of $710 thousand, or .7%. Bank card fees for the quarter declined $2.7 million, or 6.3%, from the third quarter of last year, as a result of a decline in debit card interchange fees of $6.8 million, or 43.8% (mainly the effect of new pricing limitations effective in late 2011), which was partly offset by growth in corporate card fees of $3.3 million, or 21.8%. Corporate card and debit card fees for the current quarter totaled $18.5 million and $8.7 million, respectively. Merchant fees grew by 8.1% due to higher transaction volumes, and totaled $6.5 million for the quarter, while credit card fees grew 6.2% and totaled $5.8 million. Trust fees for the quarter increased $1.6 million, or 7.1%, over the same quarter last year, resulting mainly from growth in personal, institutional and corporate trust fees. Deposit account fees declined $2.1 million, or 9.4%, compared to last year as overdraft fees declined by $2.9 million, but were partly offset by growth in various other deposit fees of $759 thousand, or 29.2%. Capital market fees for the current quarter decreased $446 thousand, to $5.1 million, while consumer brokerage services revenue increased $108 thousand, or 4.6%. Loan fees and sales revenue was down $676 thousand, or 33.2%, from the same period last year mainly due to a decline in mortgage banking revenue (mainly because the Company is retaining first mortgage loan originations in the current year). Other non-interest income for the current quarter increased $3.5 million over the same quarter last year and included higher leasing revenue, letter of credit fees, and tax credit sales income. Also, in the third quarter of 2011, the Company wrote down the value of certain banking properties held for sale by $1.7 million.

Non-interest income for the first nine months of 2012 was $296.3 million compared to $298.9 million in the first nine months of 2011, resulting in a decrease of $2.6 million, or .9%. Bank card fees decreased $8.3 million, or 6.8%, as a result of a $19.7 million, or 43.3%, decline in debit card interchange fees, partly offset by growth in corporate card and merchant fees of 21.4% and 9.4%, respectively. Trust fee income increased $4.1 million, or 6.2%, as a result of growth in personal and institutional trust fees. Deposit account fees decreased $2.8 million, or 4.6%, mainly due to a decline in overdraft and return item fees of $5.4 million, while various other deposit fees increased $2.4 million. Capital market fees increased $1.7 million, or 11.4%, resulting from growth in sales of mainly fixed income securities to correspondent banks and other commercial customers. Consumer brokerage services revenue decreased by $333 thousand, or 4.2%, mainly due to a decline in annuity and life insurance fee income, partly offset by growth in advisory fees. Loan fees and sales decreased $1.3 million, or 22.0%, due to a decline in mortgage banking revenue. Other non-interest income increased by $4.3 million, or 21.0%, mainly due to higher tax credit sales income, lease-related fees and letter of credit fees, in addition to the write-downs on banking properties in 2011, as mentioned above.

As discussed in Note 14 to the consolidated financial statements, the Company has agreed to change the posting order of debit card transactions. The change in posting order is expected to begin no later than April 2013. As a result of this change, overdraft income is expected to be reduced on an annual basis by $6 million to $8 million.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three and nine months ended September 30, 2012 and 2011 are shown in the table below. Net securities gains amounted to $3.2 million in the third quarter of 2012, while net securities gains of $8.6 million were recorded in the first nine months of 2012. Included in these gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $108.1 million at September 30, 2012. During the current quarter, additional credit-related impairment losses of $557 thousand were recorded, bringing the total credit-related impairment losses during the first nine months of 2012 to $1.2 million. The cumulative credit-related impairment loss on these securities, recorded in earnings, amounted to $11.3 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income, and resulted in expense of $1.7 million during the first nine months of 2012 and $1.4 million during the same period last year.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Available for sale:
Municipal bonds	$—	$—	$—	$177
Agency mortgage-backed bonds	—	—	342	—
OTTI losses on non-agency mortgage-backed bonds	(557)	(831)	(1,227)	(1,755)
Non-marketable:
Private equity investments	3,737	3,418	9,441	7,448
Total investment securities gains, net	$3,180	$2,587	$8,556	$5,870

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2012	2011	% change	2012	2011	% change
Salaries and employee benefits	$89,292	$85,700	4.2%	$266,346	$257,315	3.5%
Net occupancy	11,588	11,510.7		33,953	34,760	(2.3)
Equipment	4,976	5,390	(7.7)	15,164	16,669	(9.0)
Supplies and communication	5,400	5,674	(4.8)	16,680	16,898	(1.3)
Data processing and software	19,279	16,232	18.8	55,030	50,230	9.6
Marketing	4,100	4,545	(9.8)	12,391	13,298	(6.8)
Deposit insurance	2,608	2,772	(5.9)	7,746	10,443	(25.8)
Other	16,148	21,923	(26.3)	52,882	61,606	(14.2)
Total non-interest expense	$153,391	$153,746	(.2)%	$460,192	$461,219	(.2)%

Non-interest expense for the third quarter of 2012 amounted to $153.4 million, a decrease of $355 thousand, or .2%, compared with $153.7 million in the third quarter of last year. Salaries and benefits expense increased $3.6 million, or 4.2%, mainly due to an increase in salary costs of $1.7 million, or 2.3%, coupled with an increase in medical costs, which grew by $1.1 million. Full-time equivalent employees totaled 4,707 at September 30, 2012 compared to 4,762 at September 30, 2011. Equipment expense declined $414 thousand due to lower depreciation expense, while supplies and communication expense declined $274 thousand due to lower postage and data network costs. Data processing and software costs increased $3.0 million, or 18.8%, mainly due to $2.5 million in higher bank card-related costs. Other non-interest expense decreased $5.8 million, or 26.3%, from the same quarter last year. This decline mainly resulted from an expense accrual in the third quarter of 2011 of $5.9 million related to debit card overdraft litigation. Other non-interest expense also decreased due to higher deferred loan origination costs, which were partly offset by higher professional fees.

For the first nine months of 2012, non-interest expense amounted to $460.2 million, a decrease of $1.0 million, or .2%, compared with $461.2 million in the same period last year. Salaries and benefits expense increased by $9.0 million, or 3.5%, largely due to higher salaries, incentive compensation, medical, and retirement expense. Occupancy expense declined $807 thousand, or 2.3%, primarily resulting from lower depreciation and outside services expense. Equipment expense decreased $1.5 million, or 9.0%, also due to lower depreciation expense. Supplies and communication expense decreased by $218 thousand, or 1.3%, while marketing expense was lower by $907 thousand, or 6.8%. FDIC insurance expense decreased $2.7 million, or 25.8%, as a result of new assessment rules, which became effective in the second quarter of 2011. Data processing and software expense increased $4.8 million, or 9.6%, mainly due to higher bank card processing expense. Other non-interest expense decreased $8.7 million, or 14.2%, mainly due to the $10.9 million debit card overdraft litigation accrual recorded in the first nine months of 2011, partly offset by the accrual of $5.2 million for anticipated costs resulting from the proposed settlement of certain Visa-related interchange litigation recorded in the second quarter of 2012. Other reductions to non-interest expense in 2012 included a $1.1 million decline in regulatory fees and an increase of $1.3 million in deferred loan origination costs.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	2012	2011
Provision for loan losses	$5,581	$5,215	$11,395	$18,961	$39,372
Net loan charge-offs (recoveries):
Business	202	(3,600)	889	(3,288)	4,338
Real estate-construction and land	(102)	116	1,215	234	4,326
Real estate-business	(25)	1,839	1,429	3,309	2,832
Consumer credit card	6,277	5,930	7,103	18,380	24,631
Consumer	1,791	1,974	3,232	6,396	9,474
Revolving home equity	314	943	72	1,617	783
Real estate-personal	267	679	673	1,015	1,974
Overdrafts	358	333	282	798	514
Total net loan charge-offs	$9,082	$8,214	$14,895	$28,461	$48,872

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	2012	2011
Annualized net loan charge-offs (recoveries)*:
Business	.03%	(.50)%	.13%	(.15)%	.20%
Real estate-construction and land	(.12)	.13	1.17	.09	1.34
Real estate-business	—	.34	.27	.20	.18
Consumer credit card	3.42	3.35	3.83	3.39	4.38
Consumer	.59	.70	1.16	.74	1.13
Revolving home equity	.28	.84	.06	.48	.22
Real estate-personal	.07	.19	.19	.09	.18
Overdrafts	26.61	23.65	16.13	17.20	9.96
Total annualized net loan charge-offs	.38%	.36%	.65%	.41%	.71%
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

Loans subject to individual evaluation generally consist of business, construction, business real estate and personal real estate loans on non-accrual status, and include troubled debt restructurings that are on non-accrual status. These non-accrual loans are evaluated individually for impairment based on factors such as payment history, borrower financial condition, collateral, current economic conditions and loss experience. For collateral dependent loans, appraisals of collateral (including exit costs) are normally obtained annually but discounted based on date last received and market conditions. From these evaluations of expected cash flows and collateral values, specific allowances are determined.

Loans which are not individually evaluated are segregated by loan type and sub-type and are collectively evaluated. These loans include commercial loans (business, construction and business real estate) which have been graded pass, special mention or substandard and all personal banking loans, except personal real estate loans on non-accrual status. Collectively-evaluated loans include certain troubled debt restructurings with similar risk characteristics. Allowances determined for personal banking loans, which are generally smaller balance homogeneous type loans, use consistent methodologies which consider historical and current loss trends, delinquencies and current economic conditions. Allowances for commercial type loans, which are generally larger and more complex in structure with more unpredictable loss characteristics, use methods which consider historical and current loss trends, current loan grades, delinquencies, industry concentrations, economic conditions throughout the Company's markets as monitored by Company credit officers, and general economic conditions.

The Company's estimate of the allowance for loan losses and the corresponding provision for loan losses is based upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company's senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company's subsidiary bank continues to be subject to examination by several regulatory agencies, and throughout the year, examinations are conducted targeting various segments of the loan portfolio for review. Note 1 in the 2011 Annual Report on Form 10-K contains additional discussion on the allowance and charge-off policies.

Net loan charge-offs in the third quarter of 2012 amounted to $9.1 million, compared with $8.2 million in the prior quarter and $14.9 million in the third quarter of last year. Net business loan charge-offs in the third quarter of 2012 were $202 thousand compared to net recoveries of $3.6 million in the previous quarter related to several large commercial loans. Also, net charge-offs on consumer credit card loans increased $347 thousand over the previous quarter. Lower net charge-offs were recorded in most other loan categories, which included a recovery in the current quarter of $819 thousand on a single business real estate loan. For the three months ended September 30, 2012, the ratio of annualized net loan charge-offs to total average loans was .38%, compared to .36% in the previous quarter and .65% in the same quarter last year.

For the third quarter of 2012, annualized net charge-offs on average consumer credit card loans amounted to 3.42%, compared with 3.35% in the previous quarter and 3.83% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .59% of average consumer loans, compared to .70% in the previous quarter and 1.16% in the same quarter last year.

The provision for loan losses for the current quarter totaled $5.6 million, an increase of $366 thousand over the previous quarter and $5.8 million lower than in the same period last year. The current quarter provision for loan losses was $3.5 million less than net loan charge-offs for the current quarter, thereby reducing the allowance to $175.0 million. At September 30, 2012 the allowance for loan losses was 1.82% of total loans, excluding loans held for sale, and was 317% of total non-accrual loans.

Net charge-offs during the first nine months of 2012 were $28.5 million compared to $48.9 million in the same period of 2011. The $20.4 million decrease was due to lower commercial loan net charge-offs, including the $4.4 million recovery of the large loans discussed above, along with lower net charge-offs on consumer credit card, construction and land, and consumer loans.

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

(Dollars in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans	$55,201	$75,482
Foreclosed real estate	18,234	18,321
Total non-performing assets	$73,435	$93,803
Non-performing assets as a percentage of total loans	.76%	1.02%
Non-performing assets as a percentage of total assets	.35%	.45%
Total loans past due 90 days and still accruing interest	$12,232	$14,958

Non-accrual loans, which are also classified as impaired, totaled $55.2 million at September 30, 2012, and decreased $20.3 million from December 31, 2011. The decline from December 31, 2011 occurred mainly in business and construction non-accrual loans, which decreased $11.6 million and $7.3 million, respectively. At September 30, 2012, non-accrual loans were comprised mainly of business real estate (33.4%), construction and land (27.9%), and business (25.5%) loans. Foreclosed real estate at September 30, 2012, totaled $18.2 million, a slight decrease when compared to December 31, 2011. Total loans past due 90 days or more and still accruing interest amounted to $12.2 million as of September 30, 2012, a decrease of $2.7 million when compared to December 31, 2011, resulting mainly from decreases in consumer credit card, personal real estate and consumer loan delinquencies. Balance by classes for non-accrual loans and loans past due 90 days and still accruing interest is shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $166.9 million at September 30, 2012 compared with $250.7 million at December 31, 2011, resulting in a decrease of $83.8 million, or 33.4%. The change in potential problem loans was largely due to decreases of $41.4 million in business real estate loans, $24.7 million in business loans and $18.5 million in construction and land real estate loans.

(In thousands)	September 30, 2012	December 31, 2011
Potential problem loans:
Business	$50,478	$75,213
Real estate – construction and land	36,225	54,696
Real estate – business	72,257	113,652
Real estate – personal	7,938	6,900
Consumer	—	208
Total potential problem loans	$166,898	$250,669

At September 30, 2012, the Company had approximately $87.3 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $27.5 million have been placed on non-accrual status. Of the remaining $59.8 million, approximately $44.4 million are performing under their modified terms, and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. Most of these are commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $15.4 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs. These restructured loans are considered impaired loans for purposes of determining the allowance for loan losses, as discussed in the Summary of Significant Accounting Policies in the Company's 2011 Annual Report on Form 10-K.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.5% of total loans outstanding at September 30, 2012. The balance in this portfolio decreased $51.5 million, or 13.3%, since December 31, 2011, which was mainly a reflection of weak loan demand.

(Dollars in thousands)	September 30, 2012	% of Total	% of Total Loans	December 31, 2011	% of Total	% of Total Loans
Residential land and land development	$58,948	17.6%	.6%	$70,708	18.3%	.8%
Residential construction	71,398	21.3	.8	70,009	18.1	.7
Commercial land and land development	86,186	25.7	.9	97,379	25.2	1.1
Commercial construction	118,581	35.4	1.2	148,502	38.4	1.6
Total real estate - construction and land loans	$335,113	100.0%	3.5%	$386,598	100.0%	4.2%

Real Estate – Business Loans

Total business real estate loans were $2.2 billion at September 30, 2012 and comprised 22.8% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 46% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	September 30, 2012	% of Total	% of Total Loans	December 31, 2011	% of Total	% of Total Loans
Owner-occupied	$1,006,899	45.9%	10.5%	$1,057,652	48.5%	11.5%
Office	278,213	12.7	2.9	270,200	12.3	3.0
Retail	245,723	11.2	2.5	226,447	10.4	2.5
Multi-family	179,316	8.2	1.9	174,285	8.0	1.9
Hotels	158,301	7.2	1.6	119,039	5.5	1.3
Farm	119,176	5.4	1.2	121,966	5.6	1.3
Industrial	103,710	4.7	1.1	98,092	4.5	1.1
Other	101,868	4.7	1.1	112,419	5.2	1.2
Total real estate - business loans	$2,193,206	100.0%	22.8%	$2,180,100	100.0%	23.8%

Real Estate – Personal Loans

The Company's $1.6 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 44, the loss rates in both 2012 and 2011 have remained low and at September 30, 2012, past due loans have declined slightly compared to December 31, 2011. Also, as shown in Note 2, only 6.0% of this portfolio has FICO scores of less than 660. Approximately $13.5 million of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan, and therefore, they are not perceived to represent above normal credit risk. At September 30, 2012, the Company had loans with no mortgage insurance and an original LTV higher than 80% totaling $138.7 million compared to $142.6 million at December 31, 2011.

Revolving Home Equity Loans

The Company has $453.5 million in revolving home equity loans at September 30, 2012 that are generally collateralized by residential real estate. Most of these loans (94.4%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2012, the outstanding principal of loans with an original LTV higher than 80% was $112.3 million compared to $70.2 million as of December 31, 2011. Total revolving home equity loan balances over 30 days past due were $3.0 million at September 30, 2012 compared to $1.6 million at December 31, 2011. Approximately 8.0% of the portfolio has FICO scores lower than 660.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $187.3 million and $142.0 million at September 30, 2012 and December 31, 2011, respectively. At the end of the third quarter of 2012, $49.1 million of this portfolio had an LTV higher than 80%, up from a balance of $37.9 million at the end of 2011.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 3% of the outstanding balance of fixed rate home equity loans at September 30, 2012. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $5.3 million in new fixed rate home equity loans were written with these LTV ratios during the first nine months of 2012.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs on these loans in the first nine months of 2012 of $1.0 million, $1.6 million and $350 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans. These are characterized as new loans to customers with FICO scores below 650 for home equity loans, 660 for government-insured first mortgages, and 680 for all other conventional first mortgages. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles, marine and RVs. Outstanding balances for these loans were $856.6 million and $777.7 million at September 30, 2012 and December 31, 2011, respectively. The balances over 30 days past due amounted to $11.9 million at September 30, 2012 compared to $13.0 million at the end of 2011.  For the nine months ended September 30, 2012, $319.2 million of new loans, the majority being automobile loans, were originated, compared to $223.8 million during the full year of 2011.  The Company has curtailed new marine and RV loans since 2008, and at September 30, 2012, outstanding balances totaled $346.9 million. The loss ratios experienced for marine and RV loans have been higher than other consumer loan products in recent years, and the annualized ratios were 1.9% and 2.0% in the first nine months of 2012 and 2011, respectively.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at September 30, 2012 of $748.9 million in consumer credit card loans outstanding, approximately $132.3 million, or 17.7%, carried a low introductory rate. Within the next six months, $45.9 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $515.4 million at September 30, 2012, with an additional $1.1 billion in unfunded commitments.

Income Taxes

Income tax expense was $32.2 million in the third quarter of 2012, compared to $34.5 million in the second quarter of 2012 and $31.7 million in the third quarter of 2011. The Company's effective tax rate, including the effect of non-controlling interest, was 32.8% in both the second and third quarters of 2012, compared with 32.7% in the third quarter of 2011. Additionally, income tax expense was $99.5 million in the first nine months of 2012 compared to $91.9 million for the same period during the previous year, resulting in effective tax rates of 33.0% and 32.0%, respectively. The change in the effective tax rate for the first nine months of 2012 compared to the same period in 2011 was primarily due to increased state and local taxes in 2012.

Financial Condition

Balance Sheet

Total assets of the Company were $20.9 billion at September 30, 2012 compared to $20.6 billion at December 31, 2011. Earning assets (excluding fair value adjustments on investment securities) amounted to $19.5 billion at September 30, 2012, compared to $19.3 billion at December 31, 2011, and consisted of 49% in loans and 45% in investment securities.

At September 30, 2012, total loans, including loans held for sale, increased $438.8 million, or 4.8%, compared with balances at December 31, 2011. Business, business real estate and personal real estate loans increased $290.6 million, $13.1 million, and $128.0 million, respectively. Within the consumer loan portfolio, marine and RV loans decreased by $73.3 million; however, home equity fixed rate loans increased by $45.3 million and consumer auto loans and other consumer loans increased $156.4 million due to higher new loan originations. The demand for construction loans continues to be affected by the weak housing industry, and overall, these loans declined by $51.5 million. Consumer credit card loans decreased by $39.8 million compared with balances at December 31, 2011.

Loans held for sale decreased $22.3 million compared with balances at December 31, 2011. This group of loans has historically included guaranteed student loans, which the Company no longer originates, and fixed-rate personal real estate loans, which the Company no longer actively sells to third parties. The $8.7 million balance at September 30, 2012 is comprised solely of student loans under sale contracts.

Available for sale investment securities, (excluding fair value adjustments) decreased $291.1 million at September 30, 2012 compared to December 31, 2011. The decrease in available for sale securities was primarily driven by a $752.5 million decrease in mortgage-backed securities. This decrease was partly offset by increases in state and municipal obligations of $205.2 million, asset-backed securities of $224.8 million, and government-sponsored enterprise obligations of $63.0 million. At September 30, 2012, the duration of the investment portfolio was 2.0 years.

Deposits at September 30, 2012 totaled $16.8 billion; an increase of $49.7 million, or less than 1% compared to December 31, 2011. Non-interest bearing deposits increased $437.4 million, or 8.1%, and savings, interest checking and money market accounts increased $91.7 million. These increases were offset by a decrease of $479.4 million, or 19.3%, in time open and certificates of deposit balances.

In the second quarter of 2012, the Company entered into several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. At September 30, 2012, the Company had posted collateral consisting of $317.2 million in agency mortgage-backed securities and accepted $335.6 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds on collateral swaps of $300.0 million. The agreements mature in 2013 through 2015, and the Company will earn an average of approximately 86 basis points during this period.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Liquid assets:
Available for sale investment securities	$9,020,951	$9,206,451	$9,224,702
Federal funds sold	10,475	7,455	11,870
Long-term securities purchased under agreements to resell	850,000	850,000	850,000
Balances at the Federal Reserve Bank	132,144	92,544	39,853
Total	$10,013,570	$10,156,450	$10,126,425

Federal funds sold, which are sold to the Company's correspondent bank customers and have overnight maturities, totaled $10.5 million as of September 30, 2012. Long-term resell agreements, maturing later in 2012 through 2015, totaled $850.0 million at September 30, 2012. Under these agreements, the Company holds marketable securities as collateral, which totaled $887.3 million in fair value at September 30, 2012. Interest earning balances at the Federal Reserve Bank, which also have overnight maturities and are used for general liquidity purposes, totaled $132.1 million at September 30, 2012. The fair value of the available for sale investment portfolio was $9.0 billion at September 30, 2012 and included an unrealized net gain in fair value of $299.9 million. The total net unrealized gain included gains of $187.3 million on mortgage and asset-backed securities, $43.0 million on U.S. government securities and $35.2 million on state and municipal obligations. An additional $24.7 million unrealized gain was included in the fair value of common stock held by the Parent.

Approximately $2.1 billion of the available for sale investment portfolio is expected to mature or pay down during the next 12 months, which offers substantial resources to meet either new loan demand or reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$644,777	$632,812	$642,306
FHLB borrowings and letters of credit	79,496	89,376	111,860
Securities sold under agreements to repurchase	2,061,555	1,900,099	2,048,074
Other deposits	1,242,146	1,491,950	1,564,105
Total pledged securities	4,027,974	4,114,237	4,366,345
Unpledged and available for pledging	3,499,312	3,776,561	3,260,695
Ineligible for pledging	1,493,665	1,315,653	1,597,662
Total available for sale securities, at fair value	$9,020,951	$9,206,451	$9,224,702

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2012, such deposits totaled $14.8 billion and represented 88.1% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $914.8 million at September 30, 2012. These accounts are normally considered more volatile and higher costing and comprised 5.4% of total deposits at September 30, 2012.

(In thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Core deposit base:
Non-interest bearing	$5,814,932	$5,637,373	$5,377,549
Interest checking	629,755	786,712	968,430
Savings and money market	8,395,933	8,196,378	7,965,511
Total	$14,840,620	$14,620,463	$14,311,490

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Borrowings:
Federal funds purchased	$207,975	$340,300	$153,330
Securities sold under agreements to repurchase	1,049,974	965,445	1,102,751
FHLB advances	103,744	103,777	104,302
Other debt	—	7,515	7,515
Total	$1,361,693	$1,417,037	$1,367,898

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of both non-insured customer funds totaling $650.0 million, which generally mature overnight, and structured repurchase agreements of $400.0 million. The structured repurchase agreements have variable rates and mature in 2013 and 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $103.7 million at September 30, 2012. These advances have fixed interest rates and most mature in 2017. Previously, the Company held $7.5 million in other outstanding long-term borrowings, which related to the Company's private equity investment activity. This debt matured in September 2012.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2012:

	September 30, 2012
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$1,935,863	$1,510,863	$3,446,726
Advances outstanding	(103,744)	—	(103,744)
Letters of credit issued	(52,950)	—	(52,950)
Available for future advances	$1,779,169	$1,510,863	$3,290,032

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $51.8 million during the first nine months of 2012, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $295.4 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $186.8 million. These activities included a net increase in loans of $489.6 million and $2.0 billion in purchases of investment securities, offset by $2.4 billion in sales, maturities and pay downs of investment securities. Financing activities used cash of $56.8 million, resulting mainly from purchases of treasury stock of $75.5 million and cash dividends paid on common stock of $60.8 million, which were partly offset by a net increase of $74.8 million in deposit accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

(Dollars in thousands)	September 30, 2012	December 31, 2011	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$13,481,838	$13,115,261
Tier I risk-based capital	2,011,277	1,928,690
Total risk-based capital	2,190,993	2,103,401
Tier I risk-based capital ratio	14.92%	14.71%	6.00%
Total risk-based capital ratio	16.25%	16.04%	10.00%
Tier I leverage ratio	10.00%	9.55%	5.00%

The Company maintains a treasury stock buyback program, and during the quarter ended September 30, 2012, the Company purchased 97,940 shares of stock at an average cost of $39.66 per share. At September 30, 2012, 2,902,060 shares remained available for purchase under the current Board authorization. At a July 2012 meeting, the Board of Directors approved the purchase of additional shares, bringing the total shares authorized for future purchase to 3,000,000 shares.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a first quarter dividend of $.23 per share in 2012, which was a 5.0% increase compared to the fourth quarter of 2011, and maintained the same payout in the second and third quarters of 2012. As mentioned in Note 15 to the consolidated financial statements, the Board of Directors approved a special dividend of $1.50 per share at its November 2012 meeting.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2012 totaled $8.1 billion (including approximately $3.9 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $371.9 million and $13.7 million, respectively, at September 30, 2012. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.5 million at September 30, 2012.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. While most of the tax credits are resold to third parties, some are periodically retained for use by the Company. During the first nine months of 2012, purchases and sales of tax credits amounted to $41.3 million and $19.0 million, respectively, and at September 30, 2012, outstanding purchase commitments totaled $132.9 million.

At September 30, 2012, the Parent had additional funding commitments of $1.3 million arising from directly-held investments in private equity concerns, classified as non-marketable securities in the accompanying balance sheets. In addition, the Parent expects to fund $8.6 million to private equity subsidiaries over the next several years. Management does not anticipate any material losses arising from commitments and contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2012 and 2011.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2012
Net interest income	$206,348	$217,756	$29,092	$453,196	$25,457	$478,653
Provision for loan losses	(26,960)	(601)	(751)	(28,312)	9,351	(18,961)
Non-interest income	84,477	133,190	80,470	298,137	(1,816)	296,321
Investment securities gains, net	—	—	—	—	8,556	8,556
Non-interest expense	(200,675)	(169,101)	(66,929)	(436,705)	(23,487)	(460,192)
Income before income taxes	$63,190	$181,244	$41,882	$286,316	$18,061	$304,377
Nine Months Ended September 30, 2011
Net interest income	$213,580	$209,686	$28,962	$452,228	$32,085	$484,313
Provision for loan losses	(36,158)	(11,942)	(611)	(48,711)	9,339	(39,372)
Non-interest income	102,656	121,212	76,711	300,579	(1,697)	298,882
Investment securities gains, net	—	—	—	—	5,870	5,870
Non-interest expense	(203,217)	(165,411)	(66,559)	(435,187)	(26,032)	(461,219)
Income before income taxes	$76,861	$153,545	$38,503	$268,909	$19,565	$288,474
Increase (decrease) in income before income taxes:
Amount	$(13,671)	$27,699	$3,379	$17,407	$(1,504)	$15,903
Percent	(17.8)%	18.0%	8.8%	6.5%	(7.7)%	5.5%

Consumer

For the nine months ended September 30, 2012, income before income taxes for the Consumer segment decreased $13.7 million, or 17.8%, compared to the first nine months of 2011. This decrease was mainly due to a decline of $7.2 million, or 3.4%, in net interest income, coupled with a decline of $18.2 million, or 17.7%, in non-interest income. These income reductions were partly offset by a decrease of $9.2 million in the provision for loan losses and a $2.5 million, or 1.3%, decrease in non-interest expense. Net interest income declined due to a $6.7 million decrease in loan interest income and a $7.8 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $7.3 million in deposit interest expense. Non-interest income decreased mainly due to declines in bank card fee income (primarily in debit card fees) and deposit account fees (mainly overdraft charges). Non-interest expense declined from the same period in the previous year due to lower FDIC insurance expense and corporate management fees, partly offset by higher salaries expense. The provision for loan losses totaled $27.0 million, a $9.2 million decrease from the first nine months of 2011, which was due mainly to lower losses on consumer credit card loans, marine and RV loans, and other consumer loans.

Commercial

For the nine months ended September 30, 2012, income before income taxes for the Commercial segment increased $27.7 million, or 18.0%, compared to the same period in the previous year, mainly due to a lower provision for loan losses and growth in net interest income and non-interest income. Net interest income increased $8.1 million, or 3.8%, due to higher net allocated funding credits of $14.7 million (related to higher average deposit balances), partly offset by an $8.2 million decline in loan interest income. The provision for loan losses in this segment totaled $601 thousand in the first nine months of 2012, a decrease of $11.3 million from the first nine months of 2011. During 2012, net charge-offs on business loans declined $7.0 million, partly due to recoveries of $3.6 million on two non-performing loans in the second quarter of 2012. In addition, net charge-offs on construction loans decreased $4.1 million. Non-interest income increased by $12.0 million, or 9.9%, over the previous year due to growth in bank card fees (mainly corporate card) and capital market fees. Non-interest expense increased $3.7 million, or 2.2%, over the previous year, mainly due to higher salaries expense and bank card related expenses, partly offset by lower corporate management fees.

Wealth

Wealth segment pre-tax profitability for the nine months ended September 30, 2012 increased $3.4 million, or 8.8%, over the same period in the previous year. Net interest income increased $130 thousand, or .4%, and was impacted by a $1.4 million decline in deposit interest expense, partly offset by a $901 thousand decrease in net allocated funding credits. Non-interest income increased $3.8 million, or 4.9%, over the prior year due to higher personal and institutional trust fees. Non-interest expense increased $370 thousand, or .6%, mainly due to higher salary and benefit costs, partly offset by lower fraud losses and legal and professional expenses.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was lower than in the previous period by $1.5 million. This decrease was mainly due to a $6.6 million decline in net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment. This effect was partly offset by lower unallocated non-interest expense of $2.5 million, in addition to a $2.7 million increase in unallocated securities gains.

Regulatory Changes Affecting the Banking Industry

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act was sweeping legislation intended to overhaul regulation of the financial services industry.  Among its many provisions were rules which established a new council of “systemic risk” regulators, created a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and gave regulators new powers to oversee the derivatives market.

Because the Company has maintained a strong balance sheet with solid amounts of capital and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd-Frank Act, including higher capital standards and improved lending transparency, that management does not expect to negatively affect the Company’s future results. New risk-based FDIC rules for insurance assessments have lowered costs for the Company. However, other provisions in the Dodd-Frank Act, such as limitations on debit card interchange fees, have lowered revenues. Higher regulatory and compliance burdens are likely, as evidenced in the derivatives market. Next year, new regulations will require the Company to centrally clear specified derivative transactions on an exchange, and to register swap transactions with a central data repository for reporting and recordkeeping. Although the implementation process will be burdensome, the Company will continue to offer derivative products to customers, who will be largely unaffected by the new regulations. The many provisions of the Dodd-Frank Act are so extensive that implementation by regulators is still ongoing, and an assessment of its full effect on the Company is not possible at this time.

In June 2012, the Federal Reserve released for comment a proposal to enact in the United States the international agreement referred to as Basel III. The proposed rules include higher capital requirements and would raise minimum capital levels, redefine the significant inputs to the capital ratio calculation, and be phased in over a period of years through 2019. The initial comment period for the proposed rules ended in October 2012, and while the Company's current capital ratios are higher than those required in Basel III, an assessment of the full effect of these proposed regulations on the Company is not possible at this time.

In October 2012, the Federal Reserve, as required by the Dodd-Frank Act, approved new stress testing regulations applicable to certain financial companies with total consolidated assets of more than $10 billion. The rule requires that these financial companies conduct stress tests on an annual basis. The stress tests will have an as-of date of September 30 using scenarios provided by the Federal Reserve in November, and the Company is required to submit regulatory reports to the Federal Reserve on its stress tests by March 31 of the following year. During June of that year, the Company will be required to make public disclosures of the results. Implementation of the stress testing requirements for bank holding companies and state member banks with total consolidated assets of greater than $10 billion but less than $50 billion will begin in September 2013.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2012 and 2011

	Third Quarter 2012			Third Quarter 2011
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,018,475	$25,720	3.39%	$2,815,064	$25,236	3.56%
Real estate — construction and land	339,908	3,674	4.30	412,490	4,591	4.42
Real estate — business	2,182,584	24,079	4.39	2,123,034	25,376	4.74
Real estate — personal	1,523,148	16,490	4.31	1,430,014	17,134	4.75
Consumer	1,205,318	16,782	5.54	1,104,684	17,271	6.20
Revolving home equity	444,076	4,658	4.17	466,503	5,020	4.27
Consumer credit card	730,104	21,712	11.83	735,179	21,477	11.59
Overdrafts	5,353	—	—	6,936	—	—
Total loans	9,448,966	113,115	4.76	9,093,904	116,105	5.07
Loans held for sale	8,753	85	3.86	41,677	270	2.57
Investment securities:
U.S. government and federal agency	329,172	(58)	(.07)	327,916	2,813	3.40
Government-sponsored enterprise obligations	276,505	1,145	1.65	262,087	1,928	2.92
State and municipal obligations(A)	1,387,624	13,580	3.89	1,185,263	12,545	4.20
Mortgage-backed securities	3,766,602	24,794	2.62	3,764,822	27,949	2.95
Asset-backed securities	2,878,941	7,940	1.10	2,403,062	6,950	1.15
Other marketable securities(A)	121,596	1,375	4.50	172,588	1,857	4.27
Trading securities(A)	24,337	143	2.34	20,770	132	2.52
Non-marketable securities(A)	117,210	2,221	7.54	110,585	1,836	6.59
Total investment securities	8,901,987	51,140	2.29	8,247,093	56,010	2.69
Short-term federal funds sold and securities
purchased under agreements to resell	19,400	24.49		10,927	13.47
Long-term securities purchased
under agreements to resell	847,829	4,913	2.31	850,000	3,913	1.83
Interest earning deposits with banks	81,139	40.20		326,302	211.26
Total interest earning assets	19,308,074	169,317	3.49	18,569,903	176,522	3.77
Allowance for loan losses	(177,394)			(190,021)
Unrealized gain on investment securities	275,109			185,547
Cash and due from banks	365,811			347,304
Land, buildings and equipment, net	353,371			375,036
Other assets	392,398			376,295
Total assets	$20,517,369			$19,664,064
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$581,819	223.15		$534,295	258.19
Interest checking and money market	8,401,165	4,400.21		7,756,104	6,187.32
Time open & C.D.'s of less than $100,000	1,101,399	1,945.70		1,231,280	2,413.78
Time open & C.D.'s of $100,000 and over	1,004,708	1,743.69		1,372,842	2,130.62
Total interest bearing deposits	11,089,091	8,311.30		10,894,521	10,988.40
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,217,036	221.07		1,016,623	292.11
Other borrowings	108,819	851	3.11	111,930	925	3.28
Total borrowings	1,325,855	1,072.32		1,128,553	1,217.43
Total interest bearing liabilities	12,414,946	9,383.30%		12,023,074	12,205.40%
Non-interest bearing deposits	5,536,274			4,778,780
Other liabilities	296,178			728,974
Equity	2,269,971			2,133,236
Total liabilities and equity	$20,517,369			$19,664,064
Net interest margin (T/E)		$159,934			$164,317
Net yield on interest earning assets			3.30%			3.51%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2012 and 2011

	Nine Months 2012			Nine Months 2011
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$2,936,173	$76,842	3.50%	$2,941,359	$79,523	3.61%
Real estate — construction and land	360,057	11,572	4.29	431,082	14,426	4.47
Real estate — business	2,190,982	74,767	4.56	2,101,859	76,534	4.87
Real estate — personal	1,480,356	49,261	4.44	1,438,106	52,430	4.87
Consumer	1,149,549	49,300	5.73	1,121,194	53,106	6.33
Revolving home equity	449,405	14,050	4.18	470,074	14,984	4.26
Consumer credit card	724,634	64,162	11.83	751,109	62,993	11.21
Overdrafts	6,198	—	—	6,903	—	—
Total loans	9,297,354	339,954	4.88	9,261,686	353,996	5.11
Loans held for sale	9,980	278	3.72	50,678	877	2.31
Investment securities:
U.S. government and federal agency	329,308	7,874	3.19	367,708	15,204	5.53
Government-sponsored enterprise obligations	275,211	3,923	1.90	235,502	4,297	2.44
State and municipal obligations(A)	1,324,868	39,919	4.02	1,152,988	38,982	4.52
Mortgage-backed securities	3,988,474	83,304	2.79	3,253,734	83,984	3.45
Asset-backed securities	2,847,103	24,058	1.13	2,375,950	23,071	1.30
Other marketable securities(A)	139,980	4,699	4.48	173,722	6,221	4.79
Trading securities(A)	26,563	532	2.68	20,087	409	2.72
Non-marketable securities(A)	118,905	7,329	8.23	106,495	5,273	6.62
Total investment securities	9,050,412	171,638	2.53	7,686,186	177,441	3.09
Short-term federal funds sold and securities
purchased under agreements to resell	18,415	70.51		10,868	45.55
Long-term securities purchased
under agreements to resell	849,271	13,770	2.17	741,575	9,240	1.67
Interest earning deposits with banks	110,603	207.25		218,178	411.25
Total interest earning assets	19,336,035	525,917	3.63	17,969,171	542,010	4.03
Allowance for loan losses	(180,609)			(192,998)
Unrealized gain on investment securities	249,326			154,193
Cash and due from banks	363,500			342,759
Land, buildings and equipment, net	356,841			379,718
Other assets	386,041			377,493
Total assets	$20,511,134			$19,030,336
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$572,040	607.14		$524,139	623.16
Interest checking and money market	8,360,883	13,731.22		7,579,863	19,094.34
Time open & C.D.'s of less than $100,000	1,128,566	6,055.72		1,326,496	9,121.92
Time open & C.D.'s of $100,000 and over	1,232,208	5,482.59		1,423,984	7,237.68
Total interest bearing deposits	11,293,697	25,875.31		10,854,482	36,075.44
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,204,703	623.07		997,124	1,601.21
Other borrowings	110,645	2,633	3.18	112,135	2,759	3.29
Total borrowings	1,315,348	3,256.33		1,109,259	4,360.53
Total interest bearing liabilities	12,609,045	29,131.31%		11,963,741	40,435.45%
Non-interest bearing deposits	5,358,407			4,596,763
Other liabilities	313,035			370,663
Equity	2,230,647			2,099,169
Total liabilities and equity	$20,511,134			$19,030,336
Net interest margin (T/E)		$496,786			$501,575
Net yield on interest earning assets			3.43%			3.73%

(A)	Stated on a tax equivalent basis using a federal income tax rate of 35%.

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

	September 30, 2012		June 30, 2012		December 31, 2011
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$8.8	1.50%	$4.1	.67%	($2.0)	(.32)%
200 basis points rising	10.3	1.77	6.9	1.15	2.2	.34
100 basis points rising	8.3	1.41	7.3	1.21	3.5	.56

Under the above scenarios at September 30, 2012, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $8.3 million, or 1.4%, and a rise of 200 basis points is expected to increase net interest income by $10.3 million, or 1.8%.  Under a 300 basis points rising rate scenario, net interest income would increase by $8.8 million, or 1.5%.  Due to the already low interest rate environment, the Company did not model falling rate scenarios.  The change in net interest income from the base calculation at September 30, 2012 for the three scenarios shown was higher than projections made at June 30, 2012 and largely reflective of continued pressure on net interest income as incorporated in the base calculation used at September 30, 2012 compared to the previous quarter. The updated base calculation at September 30, 2012 reflected an increase in mortgage prepayments and lower reinvestment rates on the Company's investment securities and loans, as well as growth in cash balances, all of which resulted in lower projected interest income. This was partially offset by growth in loans, especially those with variable rates, which was funded by security maturities. Funding costs were projected to remain stable but less reliant on fixed rate certificates of deposit. When comparing this lower base calculation at September 30, 2012 to the three rising interest rate scenarios above, the rising rate environments produce a greater benefit to net interest income than in the previous quarter because rising rates tend to reduce mortgage prepayments and limit the effects of reduced reinvestment rates described above. Also, with higher variable rate loans and cash balances projected in the updated base case, interest income would rise faster when interest rates rise. Further, in a rising rate environment and greater funding reliance on non-maturity deposits, it is assumed that these non-rate sensitive deposits will not immediately re-price upwards.
The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 14, Legal Proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 — 31, 2012	—	$—	—	3,000,000
August 1 — 31, 2012	97,749	$39.66	97,749	2,902,251
September 1 — 30, 2012	191	$40.42	191	2,902,060
Total	97,940	$39.66	97,940	2,902,060

In July 2012, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company's common stock. At September 30, 2012, 2,902,060 shares remained available to be purchased under that authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ JAMES L. SWARTS
James L. Swarts
Vice President & Secretary

Date: November 7, 2012

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 7, 2012

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