Form 10-K
period 2012-12-31
COMMERCE BANCSHARES INC /MO/
filed 2013-02-22
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012 — Commission File No. 0-2989

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,949,000,000.
As of February 8, 2013, there were 90,689,096 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2013 annual meeting of shareholders, which will be filed within 120 days of December 31, 2012, are incorporated by reference into Part III of this Report.

PART I

Item 1.	BUSINESS
General
Commerce Bancshares, Inc., a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Missouri on August 4, 1966. Through a second tier wholly-owned bank holding company, it owns all of the outstanding capital stock of Commerce Bank (the “Bank”), which is headquartered in Missouri. The Bank engages in general banking business, providing a broad range of retail, corporate, investment, trust, and asset management products and services to individuals and businesses. Commerce Bancshares, Inc. also owns, directly or through the Bank, various non-banking subsidiaries. Their activities include underwriting credit life and credit accident and health insurance, selling property and casualty insurance (relating to consumer loans made by the Bank), private equity investment, securities brokerage, mortgage banking, and leasing activities. A list of Commerce Bancshares, Inc.'s subsidiaries is included as Exhibit 21.

Commerce Bancshares, Inc. and its subsidiaries, (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2012, the Company had consolidated assets of $22.2 billion, loans of $9.8 billion, deposits of $18.3 billion, and equity of $2.2 billion. All of the Company’s operations conducted by its subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements.

The Company’s goal is to be the preferred provider of targeted financial services in its communities, based on strong customer relationships. It believes in building long-term relationships based on top quality service, a strong risk management culture, and a strong balance sheet with industry-leading capital levels. The Company operates under a super-community banking format which incorporates large bank product offerings coupled with deep local market knowledge, augmented by experienced, centralized support in select critical areas. The Company’s focus on local markets is supported by an experienced team of managers assigned to each market and is also reflected in its financial centers and regional advisory boards, which are comprised of local business persons, professionals and other community representatives, who assist the Company in responding to local banking needs. In addition to this local market, community-based focus, the Company offers sophisticated financial products available at much larger financial institutions.

The Company's banking facilities are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa, Oklahoma and Denver, Colorado. Its two largest markets include St. Louis and Kansas City, which serve as the central hubs for the entire Company.

The markets the Bank serves, being located in the lower Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, aircraft and general manufacturing, health care, numerous service industries, food production, and agricultural production and related industries. In addition, several of the Illinois markets are located in areas with some of the most productive farmland in the world. The real estate lending operations of the Bank are centered in its lower Midwestern markets. Historically, these markets have generally tended to be less volatile than in other parts of the country. While the decline in the national real estate market resulted in significantly higher real estate loan losses during recent years for the banking industry, management believes the diversity and nature of the Bank’s markets has resulted in lower real estate loan losses in these markets and is a key factor in the Bank’s relatively lower loan loss levels during this period.

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

The Company employed 4,270 persons on a full-time basis and 608 persons on a part-time basis at December 31, 2012. The Company provides a variety of benefit programs including a 401(k) plan as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to address the significant and changing regulations facing the financial services industry and prepare employees for positions of increasing responsibility.

Competition
The Company faces intense competition from hundreds of financial service providers. It competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and consumer lending products. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. With the passage of the

Gramm-Leach-Bliley Financial Modernization Act of 1999, competition has increased over time from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. The Company generally competes on the basis of customer service and responsiveness to customer needs, reputation, interest rates on loans and deposits, lending limits, and customer convenience, such as location of offices. The Company has approximately 13% of the deposit market share in Kansas City and approximately 9% of the deposit market share in St. Louis.

Operating Segments
The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, consumer debit and credit bank card activities. It provides services through a network of 204 full-service branches, a widespread ATM network of 403 machines, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2012, this retail segment contributed 23% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit and cash management services. Fixed income investments are sold to individuals and institutional investors through the Capital Markets Group, which is also included in this segment. In 2012, the Commercial segment contributed 63% of total segment pre-tax income. The Wealth segment provides traditional trust and estate tax planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. At December 31, 2012, the Wealth segment managed investments with a market value of $17.0 billion and administered an additional $13.3 billion in non-managed assets. Additional information relating to operating segments can be found on pages 45 and 88.

Government Policies
The Company's operations are affected by federal and state legislative changes, by the United States government, and by policies of various regulatory authorities, including those of the numerous states in which they operate. These include, for example, the statutory minimum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, the U.S. Patriot Act, and capital adequacy and liquidity constraints imposed by federal and state bank regulatory agencies.

Supervision and Regulation
The following information summarizes existing laws and regulations that materially affect the Company's operations. It does not discuss all provisions of these laws and regulations and it does not include all laws and regulations that affect the Company presently or may affect the Company in the future.
General
The Company, as a bank holding company, is primarily regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHC Act). Under the BHC Act, the Federal Reserve Board’s prior approval is required in any case in which the Company proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. With certain exceptions, the BHC Act also prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking company. Under the BHC Act, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of non-banking companies unless the Federal Reserve Board determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the Federal Reserve Board considers, among other things, the Bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, banks have a continuing obligation, consistent with safe and sound operation, to help meet the credit needs of their communities, including providing credit to individuals residing in low- and moderate-income areas. The Bank has a current CRA rating of “outstanding”.

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

The financial industry operates under laws and regulations that are under constant review by various agencies and legislatures and are subject to sweeping change. The Company currently operates as a bank holding company, as defined by the Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act), and the Bank qualifies as a financial subsidiary under the Act, which allows it to engage in investment banking, insurance agency, brokerage, and underwriting activities that were not available to banks prior to the GLB Act. The GLB Act also included privacy provisions that limit banks’ abilities to disclose non-public information about customers to non-affiliated entities.

The Company must also comply with the requirements of the Bank Secrecy Act (BSA). The BSA is designed to help fight drug trafficking, money laundering, and other crimes. Compliance is monitored by the Federal Reserve. The BSA was enacted to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, criminal activity. Since its passage, the BSA has been amended several times. These amendments include the Money Laundering Control Act of 1986. which made money laundering a criminal act, as well as the Money Laundering Suppression Act of 1994 which required regulators to develop enhanced examination procedures and increased examiner training to improve the identification of money laundering schemes in financial institutions.

The USA PATRIOT Act, established in 2001. substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, and the regulations include significant penalties for non-compliance.

Subsidiary Bank
Under Federal Reserve policy, the bank holding company, Commerce Bancshares, Inc. (the "Parent"), is expected to act as a source of financial strength to its bank subsidiary and to commit resources to support it in circumstances when it might not otherwise do so. In addition, loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to the applicable limits by the Bank Insurance Fund of the FDIC, generally up to $250,000 per depositor, for each account ownership category. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the federal deposit insurance funds. In February 2011, under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the FDIC issued a final rule changing its assessment base from total domestic deposits to average total assets minus average tangible equity. The rule altered other adjustments in the current assessment system for heavy use of unsecured liabilities, secured liabilities and brokered deposits, and added an adjustment for holdings of unsecured bank debt. For banks with more than $10 billion in assets, the FDIC 's new rule changed the assessment rate, abandoning the previous method for determining premiums, and instead relying on a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail. The new rule was effective for quarters beginning April 1, 2011. Because the Company has maintained a strong balance sheet with solid amounts of capital and has not offered many of the complex financial products that were prevalent in the marketplace, the risk-based FDIC insurance assessments under the new methods were less than amounts calculated under the old assessment methods. Accordingly, the Company's FDIC insurance expense in 2012 was $10.4 million, a decrease of $2.7 million as compared to FDIC expense in 2011. In late 2009, member institutions were required to prepay their quarterly FDIC premiums. The Bank made a prepayment of $68.7 million in 2009, and the current unused balance at December 31, 2012 was $25.4 million. A refund of the unused balance is expected to be received in the second quarter of 2013.

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

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2012, the Bank was “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 91.

In June 2012, the Federal Reserve released for comment a proposal to enact in the United States the international agreement referred to as Basel III. Capital and liquidity standards consistent with Basel III will be formally implemented in the United States through a series of rules. The proposed rules include higher capital requirements and would raise minimum capital levels, redefine the significant inputs to the capital ratio calculation, and be phased in over a period of years from 2013 through 2019. The initial comment period for the proposed rules ended in October 2012, and in November 2012, the effective date for initial Basel III implementation was delayed. A new implementation date has yet to be announced. The Company believes its current capital ratios would be higher than those required in the Basel III proposal issued by the Federal Reserve.

Recent Significant Legislation Affecting the Company
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry and requires rulemaking and reports over the next several years.  Among its many provisions, the Dodd-Frank Act established a new council of “systemic risk” regulators, created a new consumer protection division within the Federal Reserve, empowers the Federal Reserve to supervise the largest, most complex financial companies, allows the government to seize and liquidate failing financial companies, and gives regulators new powers to oversee the derivatives market.

In June 2011, the Federal Reserve, under the provisions of the Dodd-Frank Act, approved a final debit card interchange rule that significantly limits the amount of debit card interchange fees charged by banks. The rule caps an issuer’s base fee at 21 cents per transaction and allows additional fees to help cover fraud losses. The new pricing is a reduction of approximately 45% when compared to previous market rates. The rule also limits network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on two unaffiliated networks: one signature-based and one PIN-based. The rules apply to bank issuers with more than $10 billion in assets and took effect in phases, with the base fee cap effective October 1, 2011 and the network exclusivity rule effective on April 1, 2012.

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

In October 2012, the Federal Reserve, as required by the Dodd-Frank Act, approved new stress testing regulations applicable to certain financial companies with total consolidated assets of more than $10 billion but less than $50 billion. The rule requires that these financial companies, including Commerce Bancshares, conduct stress tests on an annual basis. The stress tests will have an as-of date of September 30, 2013 using scenarios provided by the Federal Reserve in November of the same year, and the Company is required to submit regulatory reports to the Federal Reserve on its stress tests by March 31, 2014. During June 2015, the Company will be required to make public disclosures of the results of tests performed as of September 30, 2014.

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

Statistical Disclosure
The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	20, 50-53
II.	Investment Portfolio	35-37, 73-78
III.	Loan Portfolio
	Types of Loans	25
	Maturities and Sensitivities of Loans to Changes in Interest Rates	25
	Risk Elements	30-35
IV.	Summary of Loan Loss Experience	28-30
V.	Deposits	50, 79-80
VI.	Return on Equity and Assets	16
VII.	Short-Term Borrowings	80

Item 1a.	RISK FACTORS
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
Given the concentration of the Company’s banking business in the United States, it is particularly exposed to downturns in the U.S. economy. The economic trends which began in 2008, such as declines in the housing market (e.g., falling home prices and increasing foreclosures), unemployment and under-employment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The weak U.S. economy and tightening of credit during recent years led to a lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. More recently, the economy has begun to stabilize. The housing market has improved over recent years, and asset write-downs have slowed. However, there remain risks that could undermine the more recent improvements in the economy's stabilization.

In particular, the Company may face the following risks in connection with these market conditions:

•
Unemployment has improved over recent years but remains at historically high levels. Continued high unemployment levels and weak economic activity may affect consumer confidence levels and may cause declines in consumer credit usage, adverse changes in payment patterns, and higher loan delinquencies and default rates. These could impact the Company’s future loan losses and provision for loan losses, as a significant part of the Company’s business includes consumer and credit card lending.

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

•
Though bank failures slowed during 2011 and 2012 as compared to 2009 and 2010, failures during this period remained higher than historical levels. Due to higher bank failures in recent years and continued uncertainty about the future, the Company may be required to pay high levels of FDIC premiums for extended periods of time.

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

•
The United States is faced with large debts outstanding and a significant debate by Congress on how to address this situation.  Automatic spending cuts scheduled by law to go into effect in March 2013, or revisions to this law by Congress, could result in lower government spending and thus slow economic growth in the short-term.  Should this occur, unemployment could increase, demand for business and consumer loans and other financial products could decline, and credit losses could increase, thus reducing the Company's profitability.

Significant changes in banking laws and regulations could materially affect the Company’s business.
As a result of the recent banking crisis, a significant increase in bank regulation has occurred. A number of new laws and regulations have already been implemented, including those which reduce overdraft fees, credit card revenues, and revenues from student lending activities. These recently adopted regulations have resulted in lower revenues and higher operating costs. As discussed in Item 1, the Dodd-Frank Act passed in July 2010 contains significant complex regulations for all financial institutions. Among its many provisions are rules which established a new council of “systemic risk” regulators, created a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market.

Because the Company has maintained a strong balance sheet and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd-Frank Act, including higher capital standards, improved lending transparency and risk-based FDIC insurance assessments, that management does not expect to negatively affect the Company’s future financial results. However, the Company has already been significantly affected by enacted regulation on debit cards, and a number of provisions within the law include the potential for higher costs due to increased regulatory and compliance burdens, which will result in lower revenues or increasing costs for the Company. In addition to these and other new regulations which are already in place and are discussed above, the Company will likely face increased regulation of the industry. Increased regulation, along with possible changes in tax laws and accounting rules, may have a significant impact on the way the Company conducts business, implements strategic initiatives, engages in tax planning and makes financial disclosures. Compliance with such regulation may divert resources from other areas of the business and limit the ability to pursue other opportunities.

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

The Company’s investment portfolio values may be adversely impacted by deterioration in the credit quality of underlying collateral within the various categories of investment securities it owns.
The Company generally invests in securities issued by municipal entities, government-backed agencies or privately issued securities that are highly rated and evaluated at the time of purchase, however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. Over the past several years, budget deficits and other financial problems in a number of states and political subdivisions have been reported in the media. While the Company maintains rigorous risk management practices over bonds issued by municipalities, further credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities represent beneficial interests which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets. While these investment securities are highly rated at the time of initial investment, the value of these securities may decline significantly due to actual or expected deterioration in the underlying collateral, especially residential mortgage collateral. Market conditions have resulted in a deterioration in fair values for non-guaranteed mortgage-backed and other asset-backed securities. Under accounting rules, when the impairment is due to declining expected cash flows, some portion of the impairment, depending on the Company’s intent to sell and the likelihood of being required to sell before recovery, must be recognized in current earnings. This could result in significant non-cash losses.

Future loan losses could increase.
The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses that have been incurred at the balance sheet date within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Although the loan losses have declined significantly in 2012, they had been at elevated levels during the period 2007 through 2011 when compared to historical experience, particularly in residential construction, consumer, and credit card loans, due to the past deterioration in the housing industry and general economic conditions in recent years. While the housing sector and overall economy have begun to slowly recover, business activities across a range of industries continue to face difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. A continuation or worsening of current financial market conditions could result in further loan losses, which may negatively affect the Company's results of operations and could further increase levels of its allowance. In addition, the Company’s allowance level is subject to review by regulatory agencies, and that review could result in adjustments to the allowance. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan loss.

The Company is subject to both interest rate and liquidity risk.
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 62% of total revenue. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues and costs for earning assets and liabilities.
Additionally the Company manages its balance sheet in order to maximize its net interest income from its net earning assets while insuring that there is ample liquidity to meet fluctuating cash flows coming from either funding sources or its earning assets.
Since the end of 2008, a weakened U.S. economy has resulted in significant growth in deposits from both consumers and businesses. From 2008 through 2012, total deposits grew by $5.5 billion. During the same period, the Federal Reserve reduced interest rates to unprecedented low levels. Loan demand remained weak through this period, and the Company invested these new deposits in its investment securities portfolio, which grew by $5.9 billion from 2008 through 2012. At December 31, 2012 the Company's loan to deposit rate was 56%, a sign of strong liquidity. Investment securities generally carry lower rates than loans, and as these securities have grown, interest margins have been pressured. Furthermore the Company attempts to diversify its investment portfolio while keeping duration short, in order to ensure it is always able to meet liquidity needs for future changes in loans or deposit balances.
While loans grew in 2012 by 7% as the economy strengthened somewhat, the low interest rate environment in which all banks operate will continue to pressure the Company's interest margins. Should the demand for loans increase in the future while deposit balances decline significantly, the Company's liquidity risk could change, as it is dependent on the Company's ability to manage maturities within its investment portfolio to fund these changing cash flows.
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
The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. Additionally, customers rely on online bank products. While the Company has policies and procedures and safeguards designed to prevent or limit the effect of failure, interruption or security breach of its information systems, there can be no assurances that any such failures, interruptions or security breaches will not occur; or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks could overwhelm Company Web sites and prevent the Company from adequately serving customers. Should any of the Company's systems become compromised, the reputation of the Company could be damaged, relationships with existing customers may be impaired, the compromise could result in lost business, and as a result, the Company could incur significant expenses trying to remedy the incident.

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
The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

Building	Net rentable square footage	% occupied in total	% occupied by bank
922 Walnut Kansas City, MO	256,000	95%	93%
1000 Walnut Kansas City, MO	403,000	85	38
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	97	97
1551 N. Waterfront Pkwy Wichita, KS	120,000	97	32

Various installment loan, credit card, trust and safe deposit functions operate out of leased offices in downtown Kansas City, Missouri. The Company has an additional 199 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 158 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS
The information required by this item is set forth in Item 8 under Note 18, Commitments, Contingencies and Guarantees on page 104.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Executive Officers of the Registrant
The following are the executive officers of the Company as of February 22, 2013, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant
Jeffery D. Aberdeen, 59	Controller of the Company since December 1995. He is also Controller of the Company’s subsidiary bank, Commerce Bank.

Kevin G. Barth, 52
Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Jeffrey M. Burik, 54	Senior Vice President of the Company since February 2013. Executive Vice President of Commerce Bank since November 2007.

Daniel D. Callahan, 56	Executive Vice President and Chief Credit Officer of the Company since December 2010 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since May 2003.

Sara E. Foster, 52	Executive Vice President of the Company since February 2012 and Senior Vice President of the Company since February 1998.

David W. Kemper, 62
Chairman of the Board of Directors of the Company since November 1991, Chief Executive Officer of the Company since June 1986. He was President of the Company from April 1982 until February 2013. He is Chairman of the Board, President and Chief Executive Officer of Commerce Bank. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company), the brother of Jonathan M. Kemper, Vice Chairman of the Company, and father of John W. Kemper, President and Chief Operating Officer of the Company.

John W. Kemper, 35
President and Chief Operating Officer of the Company since February 2013, and Executive Vice President and Chief Administrative Officer of the Company prior thereto. Senior Vice President of Commerce Bank since January 2009. Prior to his employment with Commerce Bank in August 2007, he was employed as an engagement manager with a global management consulting firm, managing strategy and operations projects primarily focused in the financial service industry. He is the son of David W. Kemper, Chairman and Chief Executive Officer of the Company and nephew of Jonathan M. Kemper, Vice Chairman of the Company.

Jonathan M. Kemper, 59
Vice Chairman of the Company since November 1991 and Vice Chairman of Commerce Bank since December 1997. Prior thereto, he was Chairman of the Board, Chief Executive Officer, and President of Commerce Bank. He is the son of James M. Kemper, Jr. (a former Director and former Chairman of the Board of the Company), the brother of David W. Kemper, Chairman and Chief Executive Officer of the Company, and uncle of John W. Kemper, President and Chief Operating Officer of the Company.

Charles G. Kim, 52
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Seth M. Leadbeater, 62
Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. Vice Chairman of Commerce Bank since September 2004. Prior thereto he was Executive Vice President of Commerce Bank.

Michael J. Petrie, 56	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 55	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank prior thereto.

V. Raymond Stranghoener, 61	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data
The following table sets forth the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2012).

	Quarter	High	Low	Cash Dividends
2012	First	$39.31	$35.78	$.219
	Second	39.05	34.45	.219
	Third	40.70	35.91	.219
	Fourth	38.70	34.69	1.648	*
2011	First	$38.70	$34.96	$.209
	Second	39.82	36.33	.209
	Third	39.91	30.14	.209
	Fourth	36.83	29.99	.209
2010	First	$36.16	$32.44	$.203
	Second	37.34	30.68	.203
	Third	34.85	30.32	.203
	Fourth	36.82	31.16	.203
* Includes a special dividend of $1.429 per share

Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 4,135 shareholders of record as of December 31, 2012.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2007 with dividends invested on a cumulative total shareholder return basis.

Five Year Cumulative Total Return
$125.00
$100.00
$75.00
$50.00
$25.00
2007
2008
2009
2010
2011
2012
Commerce (CBSH)
NASDAQ Bank
S&P 500

	2007	2008	2009	2010	2011	2012
Commerce (CBSH)	100.00	105.31	100.00	110.34	113.81	116.78
NASDAQ Bank	100.00	72.91	60.66	72.13	64.51	77.18
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1—31, 2012	329,095	$37.83	329,095	2,572,965
November 1—30, 2012	444,277	$38.01	444,277	2,128,688
December 1—31, 2012	1,070	$35.06	1,070	2,127,618
Total	774,442	$37.93	774,442	2,127,618

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in July 2012 of 3,000,000 shares, 2,127,618 shares remained available for purchase at December 31, 2012.

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

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•
Net income and growth in earnings per share — Net income attributable to Commerce Bancshares, Inc. was $269.3 million, an increase of 5.1% compared to the previous year. The return on average assets was 1.30%. Diluted earnings per share increased 7.8% in 2012 compared to 2011.

•
Growth in total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2012 increased slightly over 2011, as non-interest income grew $6.7 million and net interest income fell $6.2 million. Non-interest income saw increases in trust and capital market fees, partly offset by declines in bank card transaction fees, deposit fees, and loan fees and sales. However, past regulatory actions which have reduced fees from overdraft, debit card, and student lending activities have been somewhat mitigated by growth in corporate card revenue, which increased $13.0 million in 2012, and growth in other types of deposit fees. The net interest margin declined to 3.41% in 2012, a 24 basis point decline from 2011, as average rates continued to fall and the lending environment remained challenging.

•
Expense control — Total non-interest expense increased less than 1% this year compared to 2011. Salaries and employee benefits, the largest component, increased by $15.6 million, or 4.5% due to higher salaries, incentives, medical and retirement costs. In addition, other operating expenses included a $5.7 million increase in data processing costs and the accrual of $5.2 million in potential losses arising from the preliminary settlement of Visa, Inc. (Visa) credit card interchange litigation.

•
Asset quality — Net loan charge-offs in 2012 decreased $25.2 million from those recorded in 2011 and averaged .42% of loans compared to .70% in the previous year. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $64.9 million at December 31, 2012, a decrease of $28.9 million from balances at the previous year end, and represented .66% of loans outstanding.

•
Shareholder return — Total shareholder return, including the change in stock price and dividend reinvestment, was 2.6% over the past year and 6.5% over the past 10 years. Record earnings over the last two years have strengthened capital and liquidity and allowed the Company to pay a special fourth quarter cash dividend of $1.43* per share in advance of higher tax rates now in effect.
* Restated for the 5% stock dividend distributed in December 2012.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balances)	2012	2011	2010	2009	2008
Return on total assets	1.30%	1.32%	1.22%	.96%	1.15%
Return on total equity	12.00	12.15	11.15	9.76	11.81
Equity to total assets	10.84	10.87	10.91	9.83	9.71
Loans to deposits (1)	55.80	59.15	70.02	79.79	92.11
Non-interest bearing deposits to total deposits	32.82	30.26	28.65	26.48	24.05
Net yield on interest earning assets (tax equivalent basis)	3.41	3.65	3.89	3.93	3.96
(Based on end of period data)
Non-interest income to revenue (2)	38.44	37.82	38.54	38.41	38.80
Efficiency ratio (3)	59.26	59.10	59.71	59.88	63.08
Tier I risk-based capital ratio	13.60	14.71	14.38	13.04	10.92
Total risk-based capital ratio	14.93	16.04	15.75	14.39	12.31
Tier I leverage ratio	9.14	9.55	10.17	9.58	9.06
Tangible common equity to assets ratio (4)	9.25	9.91	10.27	9.71	8.25
Cash dividend payout ratio	79.48	31.06	35.52	44.15	38.54

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.

(4)
The tangible common equity ratio is calculated as stockholders’ equity reduced by goodwill and other intangible assets (excluding mortgage servicing rights) divided by total assets reduced by goodwill and other intangible assets (excluding mortgage servicing rights).

Selected Financial Data

(In thousands, except per share data)	2012	2011	2010	2009	2008
Net interest income	$639,906	$646,070	$645,932	$635,502	$592,739
Provision for loan losses	27,287	51,515	100,000	160,697	108,900
Non-interest income	399,630	392,917	405,111	396,259	375,712
Investment securities gains (losses), net	4,828	10,812	(1,785)	(7,195)	30,294
Non-interest expense	618,469	617,249	631,134	621,737	615,380
Net income attributable to Commerce Bancshares, Inc.	269,329	256,343	221,710	169,075	188,655
Net income per common share-basic*	2.91	2.70	2.30	1.79	2.05
Net income per common share-diluted*	2.90	2.69	2.29	1.78	2.04
Cash dividends	211,608	79,140	78,231	74,720	72,055
Cash dividends per share*	2.305	.834	.812	.790	.784
Market price per share*	35.06	36.30	36.04	33.45	36.16
Book value per share*	23.76	23.24	21.19	19.63	17.14
Common shares outstanding*	91,414	93,400	95,503	96,093	92,124
Total assets	22,159,589	20,649,367	18,502,339	18,120,189	17,532,447
Loans, including held for sale	9,840,211	9,208,554	9,474,733	10,490,327	11,644,544
Investment securities	9,669,735	9,358,387	7,409,534	6,473,388	3,780,116
Deposits	18,348,653	16,799,883	15,085,021	14,210,451	12,894,733
Long-term debt	503,710	511,817	512,273	1,236,062	1,447,781
Equity	2,171,574	2,170,361	2,023,464	1,885,905	1,579,467
Non-performing assets	64,863	93,803	97,320	116,670	79,077

*	Restated for the 5% stock dividend distributed in December 2012.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2012	2011	2010	'12-'11	'11-'10	'12-'11	'11-'10
Net interest income	$639,906	$646,070	$645,932	$(6,164)	$138	(1.0)%	—%
Provision for loan losses	(27,287)	(51,515)	(100,000)	(24,228)	(48,485)	(47.0)	(48.5)
Non-interest income	399,630	392,917	405,111	6,713	(12,194)	1.7	(3.0)
Investment securities gains (losses), net	4,828	10,812	(1,785)	(5,984)	12,597	(55.3)	NM
Non-interest expense	(618,469)	(617,249)	(631,134)	1,220	(13,885)	.2	(2.2)
Income taxes	(127,169)	(121,412)	(96,249)	5,757	25,163	4.7	26.1
Non-controlling interest expense	(2,110)	(3,280)	(165)	(1,170)	3,115	(35.7)	NM
Net income attributable to Commerce Bancshares, Inc.	$269,329	$256,343	$221,710	$12,986	$34,633	5.1%	15.6%

Net income attributable to Commerce Bancshares, Inc. for 2012 was $269.3 million, an increase of $13.0 million, or 5.1%, compared to $256.3 million in 2011. Diluted income per share was $2.90 in 2012 compared to $2.69 in 2011. The increase in net income largely resulted from a $24.2 million decrease in the provision for loan losses coupled with an increase of $6.7 million in non-interest income. These increases to net income were partly offset by a decline of $6.2 million in net interest income, $6.0 million in lower net securities gains, and a $5.8 million increase in income tax expense. The return on average assets was 1.30% in 2012 compared to 1.32% in 2011, and the return on average equity was 12.00% compared to 12.15% in 2011. At December 31, 2012, the ratio of tangible common equity to assets was 9.25% compared to 9.91% at year end 2011.

During 2012, net interest income decreased $6.2 million to $639.9 million, as compared to $646.1 million in 2011. This decline was due to lower rates earned on investment securities and loans, partly offset by higher balances in these assets and lower rates paid on deposits. The provision for loan losses totaled $27.3 million in 2012, a decrease of $24.2 million from the prior year. Net loan charge-offs declined by $25.2 million in 2012 compared to 2011, mainly in business, construction, consumer, and consumer credit card loans.

Non-interest income for 2012 was $399.6 million, an increase of $6.7 million, or 1.7%, compared to $392.9 million in 2011. This increase resulted mainly from higher trust fees and capital market fees, and a $13.0 million increase in corporate card revenue. Corporate card revenue has shown strong growth over the past several years, resulting from both new customer transactions and increased volumes from existing customers as the Company continues to expand this product on a national basis. Debit card interchange income, which was limited by rules adopted in Dodd-Frank legislation effective in the fourth quarter of 2011, declined $19.3 million. Deposit fees decreased $3.2 million, as declines in overdraft and return items fees were partly offset by increases in other types of deposit fees. Loan fees and sales declined $1.5 million, as sales of home mortgages in the secondary market were discontinued in late 2011.

Investment securities gains amounted to $4.8 million, a decrease of $6.0 million from $10.8 million in investment securities gains during 2011. The 2012 gains resulted mainly from fair value adjustments and sales of private equity investments.

Non-interest expense for 2012 was $618.5 million, an increase of $1.2 million over $617.2 million in 2011. This slight overall increase included a $15.6 million increase in salaries and benefits expense, as well as a $5.7 million increase in data processing and software expense. During 2012, non-interest expense included a $5.2 million loss contingency related to Visa interchange litigation, which is discussed further in Note 18 to the consolidated financial statements. Offsetting these increases in non-interest expense during 2012 was $18.3 million expensed during 2011 related to debit card overdraft litigation, also discussed further in Note 18. Income tax expense was $127.2 million in 2012 compared to $121.4 million in 2011, resulting in an effective tax rate of 32.1% in both years.

Net income attributable to Commerce Bancshares, Inc. for 2011 was $256.3 million, an increase of $34.6 million, or 15.6%, compared to $221.7 million in 2010. Diluted income per share was $2.69 in 2011 compared to $2.29 in 2010. The increase in net income resulted from a $48.5 million decrease in the provision for loan losses coupled with a decline of $13.9 million in non-interest expense and $12.6 million in higher net securities gains. These effects were partly offset by a $12.2 million decline in non-interest income and a $25.2 million increase in income tax expense. Non-interest expense included the accrual of $18.3 million for a lawsuit settlement regarding debit card overdrafts, as mentioned above. In addition, an indemnification obligation liability related to Visa, also discussed in Note 18, was reduced by $4.4 million, decreasing expense. The return on average assets was 1.32% in 2011 compared to 1.22% in 2010, and the return on average equity was 12.15% compared to 11.15% in 2010. At December 31, 2011, the ratio of tangible common equity to assets was 9.91% compared to 10.27% at year end 2010.

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

Non-interest income for 2011 was $392.9 million, a decrease of $12.2 million, or 3.0%, compared to $405.1 million in 2010. This decrease was the result of a decline in overdraft fees of $10.2 million in 2011, due to the Company's implementation on July 1, 2010 of new overdraft regulations on debit card transactions, as well as a decline of $3.1 million in debit card interchange income resulting from the Dodd-Frank legislation mentioned above. Also contributing to the decline in non-interest income in 2011 was a $14.6 million decrease in gains on sales of student loans. This occurred as new federal regulations over guaranteed student loans caused the Company to exit the guaranteed student loan business and the Company sold most of its student loans in 2010. Partially offsetting these decreases in non-interest income was a $9.5 million increase in corporate card revenue. In addition, trust fees rose $7.4 million on strong new account sales.

Investment securities gains amounted to $10.8 million, an increase of $12.6 million over $1.8 million in investment securities losses during 2010. As in 2012, the 2011 gains also resulted mainly from fair value adjustments and sales of private equity investments.

Non-interest expense for 2011 was $617.2 million, a decrease of $13.9 million, or 2.2%, compared to $631.1 million in 2010. This decline was partly due to slight decreases in salaries and benefits expense, as well as marketing and equipment expenses, but was mainly driven by reductions of $4.7 million in supplies and communication expense and $6.1 million in FDIC insurance expense. During 2010, non-interest expense included an $11.8 million debt pre-payment penalty on Federal Home Loan Bank (FHLB) advances. These effects on non-interest expense were partly offset by an $18.3 million loss recorded in 2011 related to debit card overdraft litigation, as mentioned above. Income tax expense was $121.4 million in 2011 compared to $96.2 million in 2010, resulting in effective tax rates of 32.1% and 30.3%, respectively.

The Company paid a special cash dividend of $1.43 per share, in addition to its regular quarterly cash dividend of $.22 per share, on December 17, 2012. In addition, it distributed a 5% stock dividend for the nineteenth consecutive year. All per share and average share data in this report has been restated to reflect the 2012 stock dividend.

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

Allowance for Loan Losses
The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the Company's estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, construction and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal banking loans, including personal real estate, credit card and consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable. Further discussion of the methodology used in establishing the allowance is provided in the Allowance for Loan Losses section of Item 7 and in Note 1 to the consolidated financial statements.

Valuation of Investment Securities
The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 15 on Fair Value Measurements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions observable in the marketplace or which can be derived from observable data. Such securities totaled approximately $8.9 billion, or 93.9% of the available for sale portfolio at December 31, 2012, and were classified as Level 2 measurements. The Company also holds $126.4 million in auction rate securities. These were classified as Level 3 measurements, as no liquid market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

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

At December 31, 2012, certain non-agency guaranteed mortgage-backed securities with a fair value of $101.7 million were identified as other-than-temporarily impaired. The cumulative credit-related impairment loss initially recorded on these securities amounted to $11.6 million, which was recorded in the consolidated statements of income.

The Company, through its direct holdings and its private equity subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value and totaled $73.2 million at December 31, 2012. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net, in the consolidated statements of income. Because there is no observable market data for these securities, fair values are internally developed using available information and management’s judgment, and the securities are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

	2012			2011
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis
Loans	$7,898	$(24,813)	$(16,915)	$(18,171)	$(25,066)	$(43,237)
Loans held for sale	(882)	128	(754)	(5,292)	316	(4,976)
Investment securities:
U.S. government and federal agency obligations	(1,231)	(3,777)	(5,008)	(1,787)	9,382	7,595
Government-sponsored enterprise obligations	1,223	(1,351)	(128)	1,112	78	1,190
State and municipal obligations	8,945	(6,877)	2,068	9,786	(3,267)	6,519
Mortgage-backed securities	9,548	(16,426)	(6,878)	29,458	(28,275)	1,183
Asset-backed securities	6,017	(4,600)	1,417	9,168	(17,204)	(8,036)
Other securities	(555)	3,016	2,461	(1,007)	1,521	514
Short-term federal funds sold and securities purchased under agreements to resell	30	(3)	27	31	(24)	7
Long-term securities purchased under agreements to resell	2,165	3,554	5,719	10,495	411	10,906
Interest earning deposits with banks	(147)	(1)	(148)	56	4	60
Total interest income	33,011	(51,150)	(18,139)	33,849	(62,124)	(28,275)
Interest expense
Interest bearing deposits:
Savings	78	(128)	(50)	61	169	230
Interest checking and money market	2,273	(9,397)	(7,124)	4,059	(7,731)	(3,672)
Time open and C.D.’s of less than $100,000	(1,445)	(1,989)	(3,434)	(4,722)	(6,797)	(11,519)
Time open and C.D.’s of $100,000 and over	(766)	(1,332)	(2,098)	763	(5,338)	(4,575)
Federal funds purchased and securities sold under agreements to repurchase	219	(1,152)	(933)	(90)	(753)	(843)
Other borrowings	7	(206)	(199)	(11,258)	(10)	(11,268)
Total interest expense	366	(14,204)	(13,838)	(11,187)	(20,460)	(31,647)
Net interest income, fully taxable equivalent basis	$32,645	$(36,946)	$(4,301)	$45,036	$(41,664)	$3,372

Net interest income totaled $639.9 million in 2012 compared to $646.1 million in 2011. On a tax equivalent basis, net interest income totaled $665.2 million and decreased $4.3 million from the previous year. This slight decrease was mainly the result of higher average investment securities balances and loan balances earning at a lower average rate than the previous year, partially offset by lower rates paid on deposits and borrowings. The net yield on earning assets (tax equivalent) was 3.41% in 2012 compared with 3.65% in the previous year.

During 2012, interest income on loans (tax equivalent, including loans held for sale) declined $17.7 million from 2011 due to a 25 basis point decrease in average rates earned, slightly offset by a $119.2 million increase in average loan balances. The average tax equivalent rate earned on the loan portfolio, including held for sale loans, was 4.82% compared to 5.07% in the previous year, reflecting the overall lower rate environment affecting the industry. Interest earned on business loans decreased $2.6 million as a result of a decline in rates of 15 basis points and was partially offset by a 1.8% increase in average balances. Interest on construction loans decreased $3.7 million due to a $63.5 million decline in average balances coupled with a 23 basis point decrease in average rates. Business real estate average loan balances increased $76.2 million, or 3.6%, while average rates earned decreased by 32 basis points, which together resulted in a net $3.3 million decrease in interest income. Interest income on personal real estate loans and consumer loans declined $3.4 million and $3.7 million, respectively, due to lower rates partially offset by higher average loan balances. Average consumer loan balances increased $61.8 million, which was mainly the result of increases of $123.8 million in auto loans and $33.7 million in fixed rate home equity loans. These increases were partially offset by a $103.9 million decrease in marine and recreational vehicle (RV) loans as that portfolio continues to pay down, as a result of the Company's exit from the marine/RV origination business in 2008. Interest earned on consumer credit card loans increased by $1.2 million due to a 41 basis point increase in the average rate earned, partly offset by the impact of a $16.0 million decrease in average balances.

Tax equivalent interest income on investment securities decreased by $6.1 million in 2012 due to a 38 basis point decrease in average rates earned on these investments, partially offset by a $992.7 million, or 12.3%, increase in average balances outstanding. The average rate earned on the total investment securities portfolio declined from 2.93% in 2011 to 2.55% in 2012. Interest income on mortgage-backed securities decreased $6.9 million in 2012 due to a 43 basis point decrease in rates earned on these securities, offset by an increase of 8.3%, or $296.5 million, in average balances. Interest on asset-backed securities increased slightly due to an increase in average balances of $481.3 million partially offset by a decline in rates of 16 basis points. Interest (tax exempt) on municipal securities increased $2.1 million due to higher average balances, which increased $202.1 million in 2012, partially offset by the impact of a 50 basis point decrease in average rates earned. Interest on U.S. government and federal agency securities decreased by $5.0 million in 2012, which was mostly due to a decrease in inflation income on inflation-protected securities. Interest on long-term resell agreements increased $5.7 million in 2012 compared to the prior year due to a $123.7 million increase in the average balances of these instruments, coupled with an increase in the average rate earned from 1.75% in the previous year to 2.15% in 2012.
During 2012, interest expense on deposits decreased $12.7 million compared to 2011. This was the result of lower rates on all deposit products coupled with a $402.2 million decline in average certificate of deposit balances, but partly offset by the effects of higher average balances of money market and interest checking accounts, which grew by $727.7 million. Average rates paid on deposit balances declined 13 basis points in 2012 to .30%. Interest expense on borrowings declined $1.1 million, mainly the result of average rates declining by 14 basis points to .33%, but partly offset by an increase of $151.0 million, or 14.6% in the average balances of federal funds purchased and securities sold under agreements to repurchase. The average rate paid on total interest bearing liabilities decreased to .30% compared to .43% in 2011.
During 2011, interest income on loans (tax equivalent, including loans held for sale) declined $48.2 million from 2010 due to a $787.4 million decrease in average loan balances, coupled with an 8 basis point decrease in average rates earned. The decrease in average loans compared to the previous year included a decrease of $554.0 million in average student loans, as a result of regulations, effective in mid 2010, which prohibit banks from originating federally guaranteed student loans. The average tax equivalent rate earned on the loan portfolio, including held for sale loans, was 5.07% compared to 5.15% in the previous year. Interest earned on business loans decreased $6.2 million as a result of a decline in rates of 25 basis points, which was offset by a slight increase in average balances. Interest on construction loans decreased $3.6 million due to a decline in average balances, but was offset by higher rates, while interest on personal real estate loans declined $7.5 million due to lower rates and balances. Interest on consumer loans decreased $14.1 million from the previous year due to a decline of $131.4 million in average consumer loans coupled with a 47 basis point decrease in rates earned. Interest earned on consumer credit card loans decreased by $4.7 million due to a combination of lower balances and rates earned on these loans.
Tax equivalent interest income on investment securities increased by $9.0 million in 2011 compared to 2010 due to a $1.4 billion increase in average balances outstanding, but was offset by lower rates earned on these investments. The average rate earned on the investment securities portfolio declined from 3.40% in 2010 to 2.93% in 2011. Interest income on mortgage-backed securities increased $1.2 million in 2011 due to growth in average balances of $734.6 million but was offset by a decline in rates earned on these securities. Interest on asset-backed securities declined $8.0 million due to a decline in rates of 70 basis points but was offset by higher average balances of $470.2 million. Interest (tax exempt) on municipal securities increased $6.5 million mainly due to higher average balances, which increased $208.1 million in 2011. Interest on U.S. government, agency and government-sponsored enterprise securities grew by $8.8 million in 2011, which was mostly due to an increase of $7.0 million in inflation income on inflation-protected securities. Interest on long-term resell agreements also increased $10.9 million in 2011 compared to the prior year, due to a $618.7 million increase in the average balances of these instruments in 2011.
Interest expense on deposits decreased $19.5 million in 2011 compared to 2010. This was mainly the result of lower rates on most deposit products coupled with a $283.5 million decline in average certificate of deposit balances, and partly offset by the effects of higher average balances of money market and interest checking accounts, which grew by $917.6 million. Average rates paid on deposit balances declined 21 basis points to .43% in 2011 from .64% in 2010. Interest expense on borrowings declined $12.1 million, mainly the result of lower average FHLB advances, which decreased $339.8 million, or 76.5%, due to scheduled maturities of advances and the early pay off of $125.0 million in the fourth quarter of 2010. The average rate paid on total interest bearing liabilities decreased to .43% compared to .71% in 2010.

Provision for Loan Losses
The provision for loan losses totaled $27.3 million in 2012, which represented a decrease of $24.2 million from the 2011 provision of $51.5 million. Net loan charge-offs for the year totaled $39.3 million compared with $64.5 million in 2011, or a decrease of $25.2 million. The decrease in net loan charge-offs from the previous year was mainly the result of lower business, construction, consumer credit card and consumer losses, which declined $7.5 million, $7.2 million, $7.1 million and $4.0 million, respectively. The allowance for loan losses totaled $172.5 million at December 31, 2012, a decrease of $12.0 million compared to the prior year, and represented 1.75% of outstanding loans. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2012	2011	2010	'12-'11	'11-'10
Bank card transaction fees	$154,197	$157,077	$148,888	(1.8)%	5.5%
Trust fees	94,679	88,313	80,963	7.2	9.1
Deposit account charges and other fees	79,485	82,651	92,637	(3.8)	(10.8)
Capital market fees	21,066	19,846	21,098	6.1	(5.9)
Consumer brokerage services	10,162	10,018	9,190	1.4	9.0
Loan fees and sales	6,037	7,580	23,116	(20.4)	(67.2)
Other	34,004	27,432	29,219	24.0	(6.1)
Total non-interest income	$399,630	$392,917	$405,111	1.7%	(3.0)%
Non-interest income as a % of total revenue*	38.4%	37.8%	38.5%
Total revenue per full-time equivalent employee	$220.8	$219.0	$211.1

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $399.6 million, an increase of $6.7 million, or 1.7%, compared to $392.9 million in 2011. Bank card fees declined $2.9 million, or 1.8%, from last year, as a result of a decline in debit card interchange fees of $19.3 million, or 35.7% (mainly the effect of new pricing regulations effective in the fourth quarter of 2011), which was partly offset by continued growth in corporate card fees of $13.0 million, or 22.4%. Corporate card and debit card fees for 2012 totaled $70.8 million and $34.6 million, respectively. Merchant fees grew by 8.9% due to higher transaction volumes and totaled $26.2 million for the year, while credit card fees grew 5.9% and totaled $22.6 million. Trust fee income increased $6.4 million, or 7.2%, resulting mainly from growth in personal and institutional trust fees. The market value of total customer trust assets (on which fees are charged) totaled $30.2 billion at year end 2012 and grew 10.7% over year end 2011. Deposit account fees decreased $3.2 million, or 3.8%, primarily due to a decline in overdraft and return item fees of $6.5 million, while various other deposit fees increased $3.4 million. Overdraft fees comprised 43.3% of total deposit account fees in 2012, down from 49.5% in 2011. Corporate cash management fees comprised 40.3% of total deposit account fees in 2012 and were flat compared to 2011. Capital market fees increased $1.2 million, or 6.1%, resulting from growth in sales of mainly fixed income securities to correspondent banks and other commercial customers. Consumer brokerage services revenue increased $144 thousand, or 1.4%, due to growth in advisory fees, mostly offset by lower life insurance revenue. Loan fees and sales revenue was down $1.5 million, or 20.4%, due to a decline in mortgage banking revenue (mainly because the Company retained all first mortgage loan originations in 2012). Other non-interest income increased by $6.6 million, or 24.0%, mainly due to higher tax credit sales income, leasing revenue and net gains related to banking properties in 2012.

During 2011, non-interest income decreased $12.2 million, or 3.0%, from 2010 to $392.9 million. Bank card fees increased $8.2 million, or 5.5%, over 2010, primarily due to growth in transaction fees earned on corporate card and merchant activity, which grew by 19.7% and 5.4%, respectively. Debit card fees declined $3.1 million, or 5.4%, as a result of new regulations for pricing debit card transactions, which were effective October 1, 2011. Debit card fees totaled $53.9 million in 2011 and comprised 34.3% of total bank card fees, while corporate card fees totaled $57.8 million and comprised 36.8% of total fees. Trust fee income increased $7.4 million, or 9.1%, as a result of growth in personal and institutional trust fees. The market value of total customer trust assets totaled $27.3 billion at year end 2011 and grew 8.9% over year end 2010. Deposit account fees decreased $10.0 million, or 10.8%, due mainly to lower overdraft fees resulting in part from new regulations in 2010. Overdraft fees comprised 49.5% of total deposit account fee income in 2011, down from 55.2% in 2010. Capital market fees decreased $1.3 million, or 5.9%, due to lower securities sales to correspondent banks and other commercial customers, while consumer brokerage services revenue increased by $828 thousand, or 9.0%, due to growth in advisory fees. Compared with 2010, loan fees and sales declined $15.5 million in 2011 due to a decline in gains on student loan sales, as the Company exited from the student loan origination business in 2010. Other income decreased $1.8 million largely due to higher write-downs in 2011 on various banking properties held for sale.

Investment Securities Gains (Losses), Net
Net gains and losses on investment securities during 2012, 2011 and 2010 are shown in the table below. Included in these amounts are gains and losses arising from sales of bonds from the Company’s available for sale portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also shown below are gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. Portions of the fair value adjustments attributable to minority interests are reported as non-controlling interest in the consolidated statements of income and resulted in expense of $1.3 million and $2.6 million in 2012 and 2011, respectively, and income of $108 thousand in 2010.
Net securities gains of $4.8 million were recorded in 2012, which include $6.0 million in gains resulting from sales and fair value adjustments related to private equity investments. Partly offsetting these gains were credit-related impairment losses of $1.5 million on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $101.7 million at December 31, 2012. The cumulative credit-related impairment losses initially recorded on these securities totaled $11.6 million.

Net securities gains of $10.8 million were recorded in 2011, compared to net losses of $1.8 million in 2010. Gains of $13.2 million in 2011 resulted from sales and fair value adjustments related to private equity investments. Partly offsetting these gains were credit-related other-than-temporary impairment (OTTI) losses of $2.5 million. Losses in 2010 were comprised of $5.1 million in OTTI losses, partly offset by $3.5 million of net gains resulting from sales from the available for sale portfolio, mainly in municipal and mortgage-backed bonds.

(In thousands)	2012	2011	2010
Available for sale:
Municipal bonds	$16	$177	$1,172
Corporate bonds	—	—	498
Agency mortgage-backed bonds	342	—	1,434
Non-agency mortgage-backed bonds	—	—	384
OTTI losses on non-agency mortgage-backed bonds	(1,490)	(2,537)	(5,069)
Non-marketable:
Private equity investments	5,960	13,172	(204)
Total investment securities gains (losses), net	$4,828	$10,812	$(1,785)

Non-Interest Expense

				% Change
(Dollars in thousands)	2012	2011	2010	'12-'11	'11-'10
Salaries	$302,675	$293,318	$292,675	3.2%	.2%
Employee benefits	58,224	52,007	53,875	12.0	(3.5)
Net occupancy	45,534	46,434	46,987	(1.9)	(1.2)
Equipment	20,147	22,252	23,324	(9.5)	(4.6)
Supplies and communication	22,321	22,448	27,113	(.6)	(17.2)
Data processing and software	73,798	68,103	67,935	8.4	.2
Marketing	15,106	16,767	18,161	(9.9)	(7.7)
Deposit insurance	10,438	13,123	19,246	(20.5)	(31.8)
Debit overdraft litigation	—	18,300	—	(100.0)	100.0
Debt extinguishment	—	—	11,784	—	(100.0)
Other	70,226	64,497	70,034	8.9	(7.9)
Total non-interest expense	$618,469	$617,249	$631,134.2%		(2.2)%
Efficiency ratio	59.3%	59.1%	59.7%
Salaries and benefits as a % of total non-interest expense	58.4%	55.9%	54.9%
Number of full-time equivalent employees	4,708	4,745	4,979

Non-interest expense was $618.5 million in 2012, an increase of $1.2 million, or .2%, over the previous year. Salaries and benefits expense increased by $15.6 million, or 4.5%, largely due to higher salaries, incentive compensation, medical and retirement expense. Full-time equivalent employees totaled 4,708 at December 31, 2012, a decline of .8% from the prior year. Occupancy expense declined $900 thousand, or 1.9%, primarily resulting from lower depreciation and outside services expense, partly offset by a decline in rent income. Equipment expense decreased $2.1 million, or 9.5%, also due to lower depreciation expense. Supplies and communication expense decreased slightly, while marketing expense was lower by $1.7 million, or 9.9%. Data processing and software expense increased $5.7 million, or 8.4%, mainly due to higher bank card processing expense. Deposit insurance expense declined $2.7 million, or 20.5%, as a result of new FDIC assessment rules which became effective in the second quarter of 2011. Other non-interest expense increased $5.7 million, or 8.9%, mainly due to the accrual in 2012 of $5.2 million for anticipated costs resulting from the proposed settlement of certain Visa-related interchange litigation. Also, during 2011 the Company's indemnification obligation related to Visa litigation was reduced by $4.4 million, and a similar decrease to expense did not occur in 2012. Partly offsetting these increases to other non-interest expense in 2012 were reductions of $853 thousand in regulatory examination fees and $788 thousand in intangible asset amortization, in addition to an increase of $1.7 million in deferred loan origination costs.

In 2011, non-interest expense was $617.2 million, a decrease of $13.9 million, or 2.2%, from the previous year. In December 2011, the Company reached a class-wide settlement on a debit card overdraft lawsuit. The settlement provided for a payment of $18.3 million, which was recorded as expense in 2011. Salaries and benefits expense decreased by $1.2 million, or .4%, due to lower salary expense, medical insurance costs and pension plan expense, partly offset by higher incentive compensation. Total salaries expense was up $643 thousand, or .2%, over 2010, while the number of full-time equivalent employees declined 4.7% to 4,745 at December 31, 2011. Occupancy costs decreased $553 thousand, or 1.2%, primarily resulting from lower depreciation expense and outside services expense. Equipment expense decreased $1.1 million, or 4.6%, due to lower equipment rental and service contract expense. Supplies and communication expense declined $4.7 million, or 17.2%, due to lower costs for customer checks, postage, paper supplies and telephone and network costs. Data processing and software costs increased slightly due to higher bank card processing costs, which were partly offset by lower student loan servicing costs. Marketing expense declined $1.4 million, or 7.7%, while deposit insurance was lower by $6.1 million, or 31.8%, mainly because of the FDIC rule change mentioned above. Other non-interest expense decreased $5.5 million, or 7.9%, largely due to a decline in foreclosed property costs of $6.7 million, which was due to lower write-downs to fair value, sale losses and other holding costs in 2011. Additionally, the Company's indemnification obligation related to Visa litigation was reduced by $4.4 million in both 2011 and 2010 due to funding actions by Visa.

Income Taxes
Income tax expense was $127.2 million in 2012, compared to $121.4 million in 2011 and $96.2 million in 2010. The increase in income tax expense over 2011 was proportional to the increase in pre-tax income. The effective tax rate, including the effect of non-controlling interest, in 2012 and 2011 was 32.1% compared to 30.3% in 2010. The Company's effective tax rate in 2012 and 2011 was higher than 2010 primarily due to increased state and local taxes. The Company’s effective tax rates in the years noted above were lower than the federal statutory rate of 35% mainly due to tax-exempt interest on state and local municipal obligations.

Financial Condition
Loan Portfolio Analysis
Classifications of consolidated loans by major category at December 31 for each of the past five years are shown in the table below. This portfolio consists of loans which were acquired or originated with the intent of holding to their maturity. Loans held for sale are separately discussed in a following section. A schedule of average balances invested in each loan category below appears on page 50.

	Balance at December 31
(In thousands)	2012	2011	2010	2009	2008
Commercial:
Business	$3,134,801	$2,808,265	$2,957,043	$2,877,936	$3,404,371
Real estate — construction and land	355,996	386,598	460,853	665,110	837,369
Real estate — business	2,214,975	2,180,100	2,065,837	2,104,030	2,137,822
Personal banking:
Real estate — personal	1,584,859	1,428,777	1,440,386	1,537,687	1,638,553
Consumer	1,289,650	1,114,889	1,164,327	1,333,763	1,615,455
Revolving home equity	437,567	463,587	477,518	489,517	504,069
Student	—	—	—	331,698	358,049
Consumer credit card	804,245	788,701	831,035	799,503	779,709
Overdrafts	9,291	6,561	13,983	6,080	7,849
Total loans	$9,831,384	$9,177,478	$9,410,982	$10,145,324	$11,283,246

The contractual maturities of loan categories at December 31, 2012, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Business	$1,730,827	$1,127,318	$276,656	$3,134,801
Real estate — construction and land	221,623	129,882	4,491	355,996
Real estate — business	575,510	1,414,276	225,189	2,214,975
Real estate — personal	150,142	432,700	1,002,017	1,584,859
Total business and real estate loans	$2,678,102	$3,104,176	$1,508,353	7,290,631
Consumer (1)				1,289,650
Revolving home equity (2)				437,567
Consumer credit card (3)				804,245
Overdrafts				9,291
Total loans				$9,831,384
Loans with fixed rates	$625,216	$1,810,282	$684,576	$3,120,074
Loans with floating rates	2,052,886	1,293,894	823,777	4,170,557
Total business and real estate loans	$2,678,102	$3,104,176	$1,508,353	$7,290,631

(1)	Consumer loans with floating rates totaled $129.8 million.

(2)	Revolving home equity loans with floating rates totaled $431.4 million.
(3) Consumer credit card loans with floating rates totaled $621.7 million.

Total loans at December 31, 2012 were $9.8 billion, an increase of $653.9 million, or 7.1%, over balances at December 31, 2011. The growth in loans during 2012 occurred in business, consumer, business and personal real estate and credit card loans, partly offset by declines in construction and revolving home equity loans. Business loans increased $326.5 million, or 11.6%, reflecting growth in lease, tax-free and wholesale auto floor plan loans. Business real estate loans increased 1.6% as demand for new loans remained soft. Construction loans decreased $30.6 million, or 7.9%, and continued to be affected by low demand during most of the year; however, modest growth occurred in the fourth quarter of the year as the housing industry saw some improvement. Personal real estate loans increased $156.1 million, or 10.9%, as the Company retained all first mortgage loan originations in 2012. Consumer loans were higher by $174.8 million, or 15.7%, primarily due to strong demand for consumer automobile lending, while marine and recreational vehicle lending, which the Company ceased in 2008, continued to run off. Revolving home equity loans decreased $26.0 million, or 5.6%, due to fewer new account activations. Consumer credit card loans increased by $15.5 million, or 2.0%, mainly due to greater usage by existing customers.

The Company currently generates approximately 33% of its loan portfolio in the St. Louis market, 28% in the Kansas City market, and 39% in other regional markets. The portfolio is diversified from a business and retail standpoint, with 58% in loans to businesses and 42% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled approximately $483.1 million and $538.0 million at December 31, 2012 and 2011, respectively, with an additional $1.1 billion in unfunded commitments at each period end.

Commercial Loans
Business
Total business loans amounted to $3.1 billion at December 31, 2012 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax advantaged financings which carry tax free interest rates. These loans totaled $435.2 million at December 31, 2012 and increased 8.5% over December 31, 2011. The portfolio also includes direct financing and sales type leases totaling $311.6 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases increased $69.8 million, or 28.9%, over 2011 and comprise 3.2% of the Company’s total loan portfolio. Also included in this portfolio are corporate card loans, which totaled $209.3 million at December 31, 2012. These loans, which increased by 25.4% in 2012, are made in conjunction with the Company’s corporate card business, which assists the increasing number of businesses that are shifting from paper checks to a credit card payment system in order to automate payment processes. These loans are generally short-term, with outstanding balances averaging between 7 to 13 days in duration, which helps to limit risk in these loans.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, healthcare, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan recoveries in this category totaled $2.5 million in 2012, while net loan charge-offs of $5.0 million were recorded in 2011. Net loan recoveries mainly resulted from the receipt of $3.6 million on two non-accrual business loans during the second quarter of 2012. Non-accrual business loans were $13.1 million (.4% of business loans) at December 31, 2012 compared to $25.7 million at December 31, 2011. The decrease was largely due to the payoff of one non-accrual loan of $8.0 million.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $356.0 million at December 31, 2012 and comprised 3.6% of the Company’s total loan portfolio. These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiary. Commercial construction and land development loans totaled $225.6 million, or 63.4% of total construction loans at December 31, 2012. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger, speculative commercial properties remains low. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2012 totaled $130.4 million, or 36.6% of total construction loans. The largest percentage of residential construction and land development loans are for projects located in the Kansas City and St. Louis metropolitan areas. Credit risk in this sector has been high over the last few years, especially in residential land development lending, as a result of the weak housing industry. However, in 2012, net loan recoveries of $283 thousand were recorded, compared to net charge-offs of $7.0 million in 2011, reflecting an improved housing environment. Construction and land development loans on non-accrual status declined to $13.7 million at year end 2012 compared to $22.8 million at year end 2011 with approximately 50% of the non-accrual balance at year end 2012 comprised of loans to three individual borrowers. The Company’s watch list, which includes special mention and substandard categories, included $13.8 million of residential land and construction loans which are being closely monitored.

Real Estate-Business
Total business real estate loans were $2.2 billion at December 31, 2012 and comprised 22.5% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, churches, and other commercial properties. Emphasis is placed on owner-occupied (46.7% of this portfolio) and income producing commercial real estate properties, which present lower risk levels. The borrowers and/or the properties are generally located in local and regional markets. Additional information about loans by category is presented on page 32. At December 31, 2012, non-accrual balances amounted to $17.3 million, or .8%, of the loans in this category, down from $19.4 million at year end 2011. The Company experienced net charge-offs of $5.1 million in 2012 (.2% of average business real estate loans), compared to net charge-offs of $3.6 million in 2011. The increase in charge-offs over the prior year was mainly due to a $1.5 million charge-off on a loan to one specific borrower.

Personal Banking Loans
Real Estate-Personal
At December 31, 2012, there were $1.6 billion in outstanding personal real estate loans, which comprised 16.1% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and in 2012 retained all fixed rate loans as directed by its Asset/Liability Management Committee, given historically low concentrations of these loans. The Company originates its loans and does not purchase any from outside parties or brokers. Further, it has never maintained or promoted subprime or reduced document products. At December 31, 2012, 40% of the portfolio was comprised of adjustable rate loans while 60% was comprised of fixed rate loans. Levels of mortgage loan origination activity increased in 2012 compared to 2011, with originations of $414 million in 2012 compared with $223 million in 2011. Growth in mortgage loan originations was the result of improved demand for housing, in addition to low interest rates, which also generated greater loan demand. The Company has experienced lower loan losses in this category than many others in the industry and believes this is partly because of its conservative underwriting culture, stable markets, and the fact that it does not offer subprime lending products or purchase loans from brokers. Net loan charge-offs for 2012 amounted to $1.4 million, compared to $2.8 million in the previous year. The non-accrual balances of loans in this category decreased to $6.9 million at December 31, 2012, compared to $7.6 million at year end 2011.

Consumer
Consumer loans consist of auto, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, and other consumer installment loans. These loans totaled $1.3 billion at year end 2012. Approximately 62% of consumer loans outstanding were originated indirectly from auto and other dealers, while the remaining 38% were direct loans made to consumers. Approximately 44% of the consumer portfolio consists of automobile loans, 25% in marine and RV loans and 16% in fixed rate home equity lending. As mentioned above, total consumer loans increased by $174.8 million in 2012 as a result of growth in auto lending of $212.0 million, or 59%, partly offset by the run-off of $92.3 million in marine and RV loans. Net charge-offs on consumer loans were $8.1 million in 2012 compared to $12.2 million in 2011. Net charge-offs decreased to .7% of average consumer loans in 2012 compared to 1.1% in 2011. Consumer loan net charge-offs included marine and RV loan net charge-offs of $6.6 million, which were 1.8% of average marine and RV loans in 2012, compared to 2.1% in 2011.

Revolving Home Equity
Revolving home equity loans, of which 99% are adjustable rate loans, totaled $437.6 million at year end 2012. An additional $651.3 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net charge-offs totaled $1.8 million, or .4% of average revolving home equity loans, compared to $1.7 million in 2011.

Consumer Credit Card
Total consumer credit card loans amounted to $804.2 million at December 31, 2012 and comprised 8.2% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 61% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2012, approximately 77% of the outstanding credit card loan balances had a floating interest rate, compared to 69% in the prior year. Net charge-offs amounted to $24.5 million in 2012, a decline of $7.1 million from $31.6 million in 2011. The ratio of credit card loan net charge-offs to total average credit card loans totaled 3.4% in 2012 compared to 4.2% in 2011. These ratios remain below national loss averages in those years.

Loans Held for Sale
Total loans held for sale at December 31, 2012 were $8.8 million, a decrease of $22.2 million from $31.1 million at year end 2011. These have historically consisted of federally guaranteed student loans, which the Company no longer originates, and fixed-rate personal real estate loans, which the Company no longer actively sells to third parties. The balance at December 31, 2012 was comprised solely of student loans.

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

At December 31, 2012, the allowance for loan losses was $172.5 million compared to a balance at year end 2011 of $184.5 million. Total loans delinquent 90 days or more and still accruing were $15.3 million at December 31, 2012, a small increase of $389 thousand compared to year end 2011. Non-accrual loans at December 31, 2012 were $51.4 million, a decrease of $24.1 million from the prior year and were mainly comprised of $17.3 million of business real estate loans, $13.7 million of construction loans and $13.1 million of business loans. As the result of improving credit trends noted in the Company's analysis of the allowance, the provision for loan losses was $12.0 million less than net charge-offs for the year, thereby reducing the allowance for loan losses to $172.5 million. The percentage of allowance to loans, excluding loans held for sale, decreased to 1.75% at December 31, 2012 compared to 2.01% at year end 2011 as a result of the decrease in the allowance balance. The percentage of allowance to non-accrual loans was 336% at December 31, 2012.

Net loan charge-offs totaled $39.3 million in 2012, representing a $25.2 million decrease compared to net charge-offs of $64.5 million in 2011. Net recoveries on business loans were $2.5 million in 2012, compared to net charge-offs of $5.0 million in 2011. Net recoveries on construction and land loans were $283 thousand compared to net charge-offs of $7.0 million in 2011. Net charge-offs related to consumer loans decreased $4.0 million to $8.1 million in 2012, which included net charge-offs of $6.6 million related to marine and RV loans. Additionally, net charge-offs related to consumer credit cards were $24.5 million in 2012 compared to $31.6 million in 2011. Approximately 62.3% of total net loan charge-offs during 2012 were related to consumer credit card loans compared to 49.0% during 2011. Net consumer credit card charge-offs decreased to 3.4% of average consumer credit card loans in 2012 compared to 4.2% in 2011, as a result of an improving economy and lower delinquencies.

The ratio of net charge-offs to total average loans outstanding in 2012 was .42% compared to .70% in 2011 and 1.00% in 2010. The provision for loan losses in 2012 was $27.3 million, compared to provisions of $51.5 million in 2011 and $100.0 million in 2010.

The Company considers the allowance for loan losses of $172.5 million adequate to cover losses inherent in the loan portfolio at December 31, 2012.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2012	2011	2010	2009	2008
Loans outstanding at end of year(A)	$9,831,384	$9,177,478	$9,410,982	$10,145,324	$11,283,246
Average loans outstanding(A)	$9,379,316	$9,222,568	$9,698,670	$10,629,867	$10,935,858
Allowance for loan losses:
Balance at beginning of year	$184,532	$197,538	$194,480	$172,619	$133,586
Additions to allowance through charges to expense	27,287	51,515	100,000	160,697	108,900
Loans charged off:
Business	2,809	6,749	8,550	15,762	7,820
Real estate — construction and land	1,244	7,893	15,199	34,812	6,215
Real estate — business	7,041	4,176	4,780	5,957	2,293
Real estate — personal	2,416	3,217	2,484	3,150	1,765
Consumer	12,288	16,052	24,587	35,979	26,229
Revolving home equity	2,044	1,802	2,014	1,197	447
Consumer credit card	33,098	39,242	54,287	54,060	35,825
Overdrafts	2,221	2,254	2,672	3,493	4,499
Total loans charged off	63,161	81,385	114,573	154,410	85,093
Recoveries of loans previously charged off:
Business	5,306	1,761	3,964	2,925	3,406
Real estate — construction and land	1,527	943	193	720	—
Real estate — business	1,933	613	722	709	117
Real estate — personal	990	445	428	363	51
Consumer	4,161	3,896	4,108	3,772	4,782
Revolving home equity	240	135	39	7	18
Consumer credit card	8,623	7,625	6,556	4,785	4,309
Overdrafts	1,094	1,446	1,621	2,293	2,543
Total recoveries	23,874	16,864	17,631	15,574	15,226
Net loans charged off	39,287	64,521	96,942	138,836	69,867
Balance at end of year	$172,532	$184,532	$197,538	$194,480	$172,619
Ratio of allowance to loans at end of year	1.75%	2.01%	2.10%	1.92%	1.53%
Ratio of provision to average loans outstanding	.29%	.56%	1.03%	1.51%	1.00%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
	2012	2011	2010	2009	2008
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	(.08)%	.17%	.16%	.41%	.13%
Real estate — construction and land	(.08)	1.66	2.69	4.61	.89
Real estate — business	.23	.17	.20	.24	.10
Real estate — personal	.09	.19	.14	.18	.11
Consumer	.69	1.09	1.64	2.20	1.28
Revolving home equity	.40	.36	.41	.24	.09
Consumer credit card	3.35	4.23	6.28	6.77	4.06
Overdrafts	18.40	11.62	14.42	12.27	16.40
Ratio of total net charge-offs to total average loans outstanding	.42%	.70%	1.00%	1.31%	.64%

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2012		2011		2010		2009		2008
	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans
Business	$47,729	31.9%	$49,217	30.5%	$47,534	31.4%	$40,455	28.4%	$35,185	30.2%
RE — construction and land	20,555	3.6	28,280	4.2	21,316	4.9	33,659	6.6	24,714	7.4
RE — business	37,441	22.5	45,000	23.8	51,096	22.0	31,515	20.7	26,081	19.0
RE — personal	3,937	16.1	3,701	15.6	4,016	15.3	5,435	15.2	4,985	14.5
Consumer	15,165	13.1	15,369	12.1	19,449	12.4	30,257	13.1	30,503	14.3
Revolving home equity	4,861	4.5	2,220	5.1	2,502	5.1	1,737	4.8	1,445	4.4
Student	—	—	—	—	—	—	229	3.3	—	3.2
Consumer credit card	41,926	8.2	39,703	8.6	50,532	8.8	49,923	7.9	47,993	6.9
Overdrafts	918.1		1,042.1		1,093.1		1,270	—	1,713.1
Total	$172,532	100.0%	$184,532	100.0%	$197,538	100.0%	$194,480	100.0%	$172,619	100.0%

Risk Elements of Loan Portfolio
Management reviews the loan portfolio continuously for evidence of problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan loss, and (if appropriate) partial or full loan charge-off. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. Interest is included in income only as received and only after all previous loan charge-offs have been recovered, so long as management is satisfied there is no impairment of collateral values. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current, and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. Loans that are 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection, or they are comprised of those personal banking loans that are exempt under regulatory rules from being classified as non-accrual. Consumer installment loans and related accrued interest are normally charged down to the fair value of related collateral (or are charged off in full if no collateral) once the loans are more than 120 days delinquent. Credit card loans and the related accrued interest are charged off when the receivable is more than 180 days past due.

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2012	2011	2010	2009	2008
Total non-accrual loans	$51,410	$75,482	$85,275	$106,613	$72,896
Real estate acquired in foreclosure	13,453	18,321	12,045	10,057	6,181
Total non-performing assets	$64,863	$93,803	$97,320	$116,670	$79,077
Non-performing assets as a percentage of total loans	.66%	1.02%	1.03%	1.15%	.70%
Non-performing assets as a percentage of total assets	.29%	.45%	.53%	.64%	.45%
Total past due 90 days and still accruing interest	$15,347	$14,958	$20,466	$42,632	$39,964

The table below shows the effect on interest income in 2012 of loans on non-accrual status at year end.

(In thousands)
Gross amount of interest that would have been recorded at original rate	$4,606
Interest that was reflected in income	561
Interest income not recognized	$4,045

Non-accrual loans, which are also classified as impaired, totaled $51.4 million at year end 2012, a decrease of $24.1 million from the balance at year end 2011. The decrease in non-accrual loans occurred mainly in the business and real estate construction and land loan categories, which decreased $12.7 million and $9.1 million, respectively. The decline in non-accrual loans was largely attributable to improved credit quality in the loan portfolio. At December 31, 2012, non-accrual loans were comprised primarily of business real estate loans (33.7%), construction and land real estate loans (26.6%), and business loans (25.4%). Foreclosed real estate decreased $4.9 million to a total of $13.5 million at year end 2012. The decline was mainly due to a partial sale of a construction project. Total non-performing assets remain low compared to the overall banking industry in 2012, with the non-performing loans to total loans ratio at .52% at December 31, 2012. Loans past due 90 days and still accruing interest increased $389 thousand at year end 2012 compared to 2011. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $141.9 million at December 31, 2012 compared with $250.7 million at December 31, 2011, resulting in a decrease of $108.8 million, or 43.4%. The change in potential problem loans was largely due to decreases of $58.3 million in business real estate loans, $30.3 million in business loans, and $20.9 million in construction and land real estate loans.

	December 31
(In thousands)	2012	2011
Potential problem loans:
Business	$44,881	$75,213
Real estate – construction and land	33,762	54,696
Real estate – business	55,362	113,652
Real estate – personal	7,891	6,900
Consumer	—	208
Total potential problem loans	$141,896	$250,669

At December 31, 2012, the Company had approximately $94.0 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $28.5 million have been placed on non-accrual status. Of the remaining $65.5 million, approximately $40.3 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms, and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $14.7 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs. Other restructured loans include $10.4 million of personal banking loans which were not reaffirmed in bankruptcy, on which the borrowers are continuing to make payments.

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

Real Estate - Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 3.6% of total loans outstanding at December 31, 2012.

(Dollars in thousands)	December 31, 2012	% of Total	% of Total Loans	December 31, 2011	% of Total	% of Total Loans
Residential land and land development	$61,794	17.4%	.6%	$70,708	18.3%	.8%
Residential construction	68,590	19.2	.7	70,009	18.1	.7
Commercial land and land development	83,491	23.5	.9	97,379	25.2	1.1
Commercial construction	142,121	39.9	1.4	148,502	38.4	1.6
Total real estate – construction and land loans	$355,996	100.0%	3.6%	$386,598	100.0%	4.2%

Real Estate – Business Loans
Total business real estate loans were $2.2 billion at December 31, 2012 and comprised 22.5% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 47% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	December 31, 2012	% of Total	% of Total Loans	December 31, 2011	% of Total	% of Total Loans
Owner-occupied	$1,035,407	46.7%	10.5%	$1,057,652	48.5%	11.5%
Office	269,756	12.2	2.7	270,200	12.3	3.0
Retail	245,021	11.1	2.5	226,447	10.4	2.5
Multi-family	184,208	8.3	1.9	174,285	8.0	1.9
Hotels	155,392	7.0	1.6	119,039	5.5	1.3
Farm	123,613	5.6	1.3	121,966	5.6	1.3
Industrial	110,645	5.0	1.1	98,092	4.5	1.1
Other	90,933	4.1	.9	112,419	5.2	1.2
Total real estate - business loans	$2,214,975	100.0%	22.5%	$2,180,100	100.0%	23.8%

Real Estate - Personal Loans
The Company’s $1.6 billion personal real estate loan portfolio is composed of first mortgages on residential real estate. The majority of this portfolio is comprised of approximately $1.4 billion of loans made to the retail customer base and includes both adjustable rate and fixed rate mortgage loans. As shown in Note 2 to the consolidated financial statements, 5.5% of the retail-based portfolio has FICO scores of less than 660, and delinquency levels have been low. Loans of approximately $12.7 million in this portfolio were structured with interest only payments. Interest only loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan, and, therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount.  A small portion of the total portfolio is composed of personal real estate loans made to commercial customers, which totaled $224.5 million at December 31, 2012.

The following table presents information about the retail-based personal real estate loan portfolio for 2012 and 2011.

	2012		2011
(Dollars in thousands)	Principal Outstanding at December 31	% of Loan Portfolio	Principal Outstanding at December 31	% of Loan Portfolio
Loans with interest only payments	$12,730.9%		$15,186	1.3%
Loans with no insurance and LTV:
Between 80% and 90%	76,023	5.6	78,446	6.5
Between 90% and 95%	26,871	2.0	25,131	2.1
Over 95%	33,290	2.4	38,995	3.2
Over 80% LTV with no insurance	136,184	10.0	142,572	11.8
Total loan portfolio from which above loans were identified	1,360,194		1,205,462

Revolving Home Equity Loans
The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (93.6%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the tables below, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. Over the next three years, as much as 40% of the Company's revolving home equity loans are expected to mature, which were originated in 2003 through 2007. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit, or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan.

(Dollars in thousands)	Principal Outstanding at December 31, 2012	*	New Lines Originated During 2012	*	Unused Portion of Available Lines at December 31, 2012	*	Balances Over 30 Days Past Due *
Loans with interest only payments	$409,593	93.6%	$60,673	13.9%	$637,677	145.7%	$4,011.9%
Loans with LTV:
Between 80% and 90%	45,698	10.4	9,747	2.2	36,568	8.4	462.1
Over 90%	15,310	3.5	1,528.4		11,320	2.5	358.1
Over 80% LTV	61,008	13.9	11,275	2.6	47,888	10.9	820.2
Total loan portfolio from which above loans were identified	437,567		135,657		649,963
* Percentage of total principal outstanding of $437.6 million at December 31, 2012.

(Dollars in thousands)	Principal Outstanding at December 31, 2011	*	New Lines Originated During 2011	*	Unused Portion of Available Lines at December 31, 2011	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$438,123	94.5%	$19,607	4.2%	$631,719	136.3%	$1,301.3%
Loans with LTV:
Between 80% and 90%	51,520	11.1	7,802	1.7	39,212	8.4	350.1
Over 90%	18,653	4.0	150	—	10,961	2.4	255	—
Over 80% LTV	70,173	15.1	7,952	1.7	50,173	10.8	605.1
Total loan portfolio from which above loans were identified	463,587		121,149		651,108
* Percentage of total principal outstanding of $463.6 million at December 31, 2011.

Fixed Rate Home Equity Loans
In addition to the residential real estate mortgage loans and the revolving floating rate line product discussed above, the Company offers a third choice to those consumers desiring a fixed rate loan and a fixed maturity date. This fixed rate home equity loan, typically for home repair or remodeling, is an alternative for individuals who want to finance a specific project or purchase and decide to lock in a specific monthly payment over a defined period. Outstanding balances for these loans were $210.1 million and $142.0 million at December 31, 2012 and 2011, respectively. At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, less than 5% of the outstanding balance had interest only payments at December 31, 2012 and 2011. The delinquency history on this product has been low, as balances over 30 days past due totaled only $2.0 million, or .9% of the portfolio, and $1.6 million, or 1.2% of the portfolio, at year end 2012 and 2011, respectively.

	2012				2011
(Dollars in thousands)	Principal Outstanding at December 31	*	New Loans Originated	*	Principal Outstanding at December 31	*	New Loans Originated	*
Loans with interest only payments	$4,128	2.0%	$5,464	2.6%	$5,965	4.2%	$8,669	6.1%
Loans with LTV:
Between 80% and 90%	36,427	17.3	26,438	12.6	19,346	13.6	8,520	6.0
Over 90%	17,561	8.4	6,628	3.1	18,599	13.1	4,098	2.9
Over 80% LTV	53,988	25.7	33,066	15.7	37,945	26.7	12,618	8.9
Total loan portfolio from which above loans were identified	210,064				141,977
* Percentage of total principal outstanding of $210.1 million and $142.0 million at December 31, 2012 and 2011, respectively.

Management does not believe these loans collateralized by real estate (revolving home equity, personal real estate, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in 2012 of $1.8 million, $1.4 million and $466 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans. These are characterized as new loans to customers with FICO scores below 650 for home equity loans, 660 for government-insured first mortgages, and 680 for all other conventional first mortgages. The Company does not purchase brokered loans.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by automobiles and other passenger vehicles, marine, and RVs. During 2012, $440.2 million of new automobile loans were originated, compared to $222.3 million during 2011. However, marine and RV loan production has been curtailed since 2008. The loss ratios experienced for marine and RV loans have been higher than for other consumer loan products in recent years, at 1.8% and 2.1% in 2012 and 2011, respectively, but year end balances over 30 days past due have decreased $3.0 million from 2011. The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2012 and 2011.

	2012			2011
(In thousands)	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due
Passenger vehicles	$569,616	$440,206	$4,454	$357,575	$222,268	$2,606
Marine	88,858	1,450	2,948	113,770	1,488	3,703
RV	238,991	—	4,443	306,383	—	6,702
Total	$897,465	$441,656	$11,845	$777,728	$223,756	$13,011

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2012 of $804.2 million in consumer credit card loans outstanding, approximately $129.5 million, or 16.1%, carried a low introductory rate. Within the next six months, $29.0 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Investment Securities Analysis
Investment securities are comprised of securities which are classified as available for sale, non-marketable, or trading. During 2012, total investment securities increased $260.2 million, or 2.8%, to $9.4 billion (excluding unrealized gains/losses) compared to $9.1 billion at the previous year end. During 2012, securities of $3.4 billion were purchased, which included $1.8 billion in asset-backed securities. Total sales, maturities and pay downs were $3.1 billion during 2012. During 2013, maturities and pay downs of approximately $2.2 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 2.55% in 2012 and 2.93% in 2011.

At December 31, 2012, the fair value of available for sale securities was $9.5 billion, including a net unrealized gain in fair value of $263.7 million, compared to a net unrealized gain of $212.6 million at December 31, 2011. The overall unrealized gain in fair value at December 31, 2012 included gains of $132.9 million in agency mortgage-backed securities, $38.8 million in U.S. government and federal agency obligations, $29.8 million in state and municipal obligations, and $27.4 million in equity securities held by the Parent.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2012	2011
Amortized Cost
U.S. government and federal agency obligations	$399,971	$328,530
Government-sponsored enterprise obligations	467,063	311,529
State and municipal obligations	1,585,926	1,220,840
Agency mortgage-backed securities	3,248,007	3,989,464
Non-agency mortgage-backed securities	224,223	315,752
Asset-backed securities	3,152,913	2,692,436
Other debt securities	174,727	135,190
Equity securities	5,695	18,354
Total available for sale investment securities	$9,258,525	$9,012,095
Fair Value
U.S. government and federal agency obligations	$438,759	$364,665
Government-sponsored enterprise obligations	471,574	315,698
State and municipal obligations	1,615,707	1,245,284
Agency mortgage-backed securities	3,380,955	4,106,059
Non-agency mortgage-backed securities	237,011	316,902
Asset-backed securities	3,167,394	2,693,143
Other debt securities	177,752	141,260
Equity securities	33,096	41,691
Total available for sale investment securities	$9,522,248	$9,224,702

The largest component of the available for sale portfolio consists of agency mortgage-backed securities, which are collateralized bonds issued by agencies, including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage-backed securities totaled $237.0 million, at fair value, at December 31, 2012, and included Alt-A type mortgage-backed securities of $108.8 million and prime/jumbo loan type securities of $128.2 million. Certain of the non-agency mortgage-backed securities are other-than-temporarily impaired, and the processes for determining impairment and the related losses are discussed in Note 3 to the consolidated financial statements. The portfolio does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

At December 31, 2012, U.S. government obligations included $438.6 million in U.S. Treasury inflation-protected securities, and state and municipal obligations included $126.4 million in auction rate securities, at fair value. Other debt securities include corporate bonds, notes and commercial paper. Available for sale equity securities are mainly comprised of common stock held by the Parent which totaled $30.7 million at December 31, 2012.

The types of debt securities in the available for sale security portfolio are presented in the table below. Additional detail by maturity category is provided in Note 3 to the consolidated financial statements.

	December 31, 2012
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	4.6%	1.23%	5.9	years
Government-sponsored enterprise obligations	5.0	1.75	9.0
State and municipal obligations	17.0	2.47	7.0
Agency mortgage-backed securities	35.6	2.82	3.1
Non-agency mortgage-backed securities	2.5	6.08	4.1
Asset-backed securities	33.4	.94	2.1
Other debt securities	1.9	3.47	5.2
*Based on call provisions and estimated prepayment speeds.

Non-marketable securities, which totaled $118.7 million at December 31, 2012, included $30.7 million in Federal Reserve Bank stock and $14.6 million in Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities also include private equity securities which are carried at estimated fair value.

The Company engages in private equity activities primarily through several private equity subsidiaries. These subsidiaries hold investments in various business entities, which are carried at fair value and totaled $68.2 million at December 31, 2012. In addition to investments held by its private equity subsidiaries, the Parent directly holds investments in several private equity concerns, which totaled $4.3 million at year end 2012. Most of the private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2012	2011
Debt securities	$32,068	$31,683
Equity securities	86,582	84,149
Total non-marketable investment securities	$118,650	$115,832

In addition to its holdings in the investment securities portfolio, the Company holds long-term securities purchased under agreements to resell, which totaled $1.2 billion and $850.0 million at December 31, 2012 and 2011, respectively. These investments mature in 2013 through 2016, and most have rates that fluctuate with published indices within a fixed range. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $1.3 billion in marketable investment securities at December 31, 2012. The average rate earned on these agreements during 2012 was 2.15%.

The Company also holds $300.0 million in offsetting repurchase and resell agreements at December 31, 2012, which are further discussed in Note 3 to the consolidated financial statements. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have been offset against each other in the balance sheet, as permitted under current accounting guidance.

Deposits and Borrowings
Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $18.3 billion at December 31, 2012, compared to $16.8 billion last year, reflecting an increase of $1.5 billion, or 9.2%. This increase follows 11.4% growth in 2011 over 2010, and reflects a continuing sense of uncertainty about future economic stability by borrowers and investors.

Average deposits grew by $1.2 billion, or 7.4%, in 2012 compared to 2011 with most of this growth occurring in business demand deposits, which grew $714.7 million, or 21.3%, and in interest checking and money market deposits, which increased $727.7 million, or 9.4%. Certificates of deposit with balances under $100,000 fell on average by $173.9 million, or 13.5%, and certificates of deposit over $100,000 decreased by $228.3 million, or 16.2%.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2012	2011
Non-interest bearing	34.3%	32.0%
Savings, interest checking and money market	53.5	53.2
Time open and C.D.’s of less than $100,000	5.9	6.9
Time open and C.D.’s of $100,000 and over	6.3	7.9
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 74% of average earning assets in 2012 and 71% in 2011. Average balances by major deposit category for the last six years appear on page 50. A maturity schedule of time deposits outstanding at December 31, 2012 is included in Note 6 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. These short-term balances totaled $683.6 million at December 31, 2012. The Company also holds $400.0 million in long-term structured repurchase agreements that will mature throughout 2013 and 2014. Total balances of federal funds purchased and repurchase agreements outstanding at year end 2012 were $1.1 billion, a $172.5 million decrease from the $1.3 billion balance outstanding at year end 2011. On an average basis, these borrowings increased $151.0 million, or 14.6%, during 2012, with increases of $77.1 million in federal funds purchased and $73.9 million in repurchase agreements. The average rate paid on total federal funds purchased and repurchase agreements was .07% during 2012 and .17% during 2011.

Most of the Company’s long-term debt is comprised of fixed rate advances from the FHLB. These borrowings declined from $104.3 million at December 31, 2011, to $103.7 million outstanding at December 31, 2012. The average rate paid on FHLB advances was 3.60% during both 2012 and 2011. Most of the remaining balance outstanding at December 31, 2012 is due in 2017.

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
Since 2008, when some of the major banking institutions experienced severe capital erosion, liquidity risk has been a concern affecting the general banking industry. The Company has taken numerous steps to address liquidity risk and over the past few years has developed a variety of liquidity sources which it believes will provide the necessary funds for future growth. Over the past several years, overall liquidity improved significantly throughout the banking industry and within the Company as a result of growth in deposits, a decline in loans outstanding and growth in marketable securities. As a result, the Company’s average loans to deposits ratio, one measure of liquidity, decreased from 59.2% in 2011 to 55.8% in 2012.
The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell (resell agreements). At December 31, 2012 and 2011, such assets were as follows:

(In thousands)	2012	2011
Available for sale investment securities	$9,522,248	$9,224,702
Federal funds sold	27,595	11,870
Long-term securities purchased under agreements to resell	1,200,000	850,000
Balances at the Federal Reserve Bank	179,164	39,853
Total	$10,929,007	$10,126,425

Federal funds sold, which are sold to the Company’s correspondent bank customers and have overnight maturities, totaled $27.6 million at December 31, 2012. At December 31, 2012, the Company held $1.2 billion in long-term resell agreements, maturing in 2013 through 2016, from other large financial institutions. Under these agreements, the Company holds marketable securities as collateral, which totaled $1.3 billion in fair value at December 31, 2012. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $179.2 million at December 31, 2012. The Company’s available for sale investment portfolio includes scheduled maturities and expected pay downs of approximately $2.2 billion during 2013, and offers substantial resources to meet either new loan demand or reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At December 31, 2012 and 2011, total investment securities pledged for these purposes were as follows:

(In thousands)	2012	2011
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$604,121	$642,306
FHLB borrowings and letters of credit	46,732	111,860
Repurchase agreements	2,105,867	2,048,074
Other deposits	1,550,114	1,564,105
Total pledged securities	4,306,834	4,366,345
Unpledged and available for pledging	3,428,781	3,260,695
Ineligible for pledging	1,786,633	1,597,662
Total available for sale securities, at fair value	$9,522,248	$9,224,702

Liquidity is also available from the Company’s large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At December 31, 2012, such deposits totaled $16.1 billion and represented 87.8% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. During 2012, total core deposits increased $1.8 billion, with consumer core deposits growing $1.1 billion and corporate core deposits up $657.5 million. Much of this growth occurred in the fourth quarter of 2012, and reflected not only seasonal patterns but also an increased need for liquidity. Also, extremely low interest rates provide customers with fewer investment alternatives. Additionally in 2011, total core deposits increased $2.0 billion, reflecting similar trends as in the current year. While the Company considers core consumer deposits less volatile, corporate deposits could decline if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances. In order to address funding needs if these corporate deposits decline, the Company maintains adequate levels of earning assets totaling $2.2 billion which mature in 2013 as noted above. In addition, as shown on page 40, the Company has borrowing capacity of $3.2 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2012	2011
Core deposit base:
Non-interest bearing	$6,299,903	$5,377,549
Interest checking	976,144	968,430
Savings and money market	8,841,799	7,965,511
Total	$16,117,846	$14,311,490

Time open and certificates of deposit of $100,000 or greater totaled $1.2 billion at December 31, 2012. These deposits are normally considered more volatile and higher costing and comprised 6.3% of total deposits at December 31, 2012.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and advances from the FHLB, as follows:

(In thousands)	2012	2011
Borrowings:
Federal funds purchased	$24,510	$153,330
Repurchase agreements	1,059,040	1,102,751
FHLB advances	103,710	104,302
Other long-term debt	—	7,515
Total	$1,187,260	$1,367,898

Federal funds purchased, which totaled $24.5 million at December 31, 2012, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $659.0 million at December 31, 2012, and structured repurchase agreements of $400.0 million. Customer repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. The structured repurchase agreements were borrowed from an upstream financial institution and are due in 2013 and 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $103.7 million at December 31, 2012. All of these advances have fixed interest rates, with the majority maturing in 2017. The overall long-term debt position of the Company is small relative to the Company’s overall liability position.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2012.

	December 31, 2012
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value pledged	$2,039,676	$1,474,583	$3,514,259
Advances outstanding	(103,710)	—	(103,710)
Letters of credit issued	(260,050)	—	(260,050)
Available for future advances	$1,675,916	$1,474,583	$3,150,499

The Company’s average loans to deposits ratio was 55.8% at December 31, 2012, which is considered in the banking industry to be a measure of strong liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

	Standard & Poor’s	Moody’s
Commerce Bancshares, Inc.
Issuer rating	A-
Commercial paper rating		P-1
Rating outlook	Stable	Stable
Commerce Bank
Issuer rating	A	Aa3
Bank financial strength rating		B
Rating outlook	Stable	Stable

The Company considers these ratings to be indications of a sound capital base and strong liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been outstanding during the past ten years. The Company has no subordinated or hybrid debt instruments which would affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that, through its Capital Markets Group or in other public debt markets, it could generate additional liquidity from sources such as jumbo certificates of deposit, privately-placed corporate notes or other forms of debt. Future financing could also include the issuance of common or preferred stock.

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $262.3 million in 2012, as reported in the consolidated statements of cash flows on page 59 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $383.1 million and has historically been a stable source of funds. Investing activities used total cash of $1.2 billion in 2012 and consisted mainly of purchases and maturities of available for sale investment securities, changes in long-term securities purchased under agreements to resell, and changes in the level of the Company’s loan portfolio. Growth in the loan portfolio used cash of $693.2 million. Net purchases of long-term resell agreements used cash of $350.0 million, and growth in the investment securities portfolio used cash of $85.3 million. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

Financing activities provided total cash of $1.0 billion, primarily resulting from a $1.5 billion increase in deposits. This increase to cash was partly offset by net decrease of $172.5 million in borrowings of federal funds purchased and repurchase agreements, purchases of treasury stock of $104.9 million, and cash dividend payments of $211.6 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash flows resulting from the Company’s transactions in its common stock were as follows:

(In millions)	2012	2011	2010
Exercise of stock-based awards and sales to affiliate non-employee directors	$15.6	$15.3	$11.3
Purchases of treasury stock	(104.9)	(101.2)	(41.0)
Cash dividends paid	(211.6)	(79.1)	(78.2)
Cash used	$(300.9)	$(165.0)	$(107.9)

The Parent faces unique liquidity constraints due to legal limitations on its ability to borrow funds from its bank subsidiary. The Parent obtains funding to meet its obligations from two main sources: dividends received from bank and non-bank subsidiaries (within regulatory limitations) and management fees charged to subsidiaries as reimbursement for services provided by the Parent, as presented below:

(In millions)	2012	2011	2010
Dividends received from subsidiaries	$235.0	$180.1	$105.1
Management fees	23.7	19.3	22.6
Total	$258.7	$199.4	$127.7

These sources of funds are used mainly to pay cash dividends on outstanding common stock, pay general operating expenses, and purchase treasury stock. At December 31, 2012, the Parent’s available for sale investment securities totaled $65.2 million at fair value, consisting of common stock and non-agency backed collateralized mortgage obligations. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2012 or 2011.

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

Capital Management
The Company maintains strong regulatory capital ratios, including those of its banking subsidiary, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

	2012	2011	2010	Well-Capitalized Regulatory Guidelines
Regulatory risk-based capital ratios:
Tier I capital	13.60%	14.71%	14.38%	6.00%
Total capital	14.93	16.04	15.75	10.00
Leverage ratio	9.14	9.55	10.17	5.00
Tangible common equity to assets	9.25	9.91	10.27
Dividend payout ratio	79.48	31.06	35.52

The Company’s regulatory risked-based capital amounts and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2012	2011	2010
Regulatory risk-based capital:
Tier I capital	$1,906,203	$1,928,690	$1,828,965
Tier II capital	185,938	174,711	173,681
Total capital	2,092,141	2,103,401	2,002,646
Total risk-weighted assets	14,015,648	13,115,261	12,717,868

The Company maintains a stock buyback program and purchases stock in the market under authorizations by its Board of Directors. During 2012 the Company purchased 2,716,368 shares of stock at an average cost of $38.62 per share. At December 31, 2012, 2,127,618 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The regular per share cash dividends paid by the Company increased 5.0% in 2012 compared with 2011. In addition, the Company paid a special cash dividend of $1.429 per share in the fourth quarter of 2012. The Company also paid its nineteenth consecutive annual stock dividend in December 2012.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $8.4 billion (including approximately $3.9 billion in unused approved credit card lines) and the contractual amount of standby letters of credit totaling $359.8 million at December 31, 2012. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2012 and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Long-term debt obligations, including structured repurchase agreements*	$51,510	$351,249	$100,951	$—	$503,710
Operating lease obligations	5,354	8,178	4,810	16,532	34,874
Purchase obligations	69,583	104,131	48,352	4,030	226,096
Time open and C.D.’s *	1,768,087	330,666	132,025	29	2,230,807
Total	$1,894,534	$794,224	$286,138	$20,591	$2,995,487
* Includes principal payments only.

As of December 31, 2012, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above. Further detail on the impact of income taxes is located in Note 8 to the consolidated financial statements.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. During 2012, the Company made a discretionary contribution of $1.5 million to its defined benefit pension plan in order to reduce pension guarantee premiums. However, the Company is not required nor does it expect to make a contribution in 2013.

The Company has investments in several low-income housing partnerships within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, state and/or federal income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. At December 31, 2012, the funded investments totaled $7.8 million and are recorded as other assets in the Company’s consolidated balance sheet. Additional unfunded commitments, which are recorded as liabilities, amounted to $6.9 million at December 31, 2012.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2012, purchases and sales of tax credits amounted to $56.9 million and $31.0 million, respectively. At December 31, 2012, the Company had outstanding purchase commitments totaling $149.8 million.

Interest Rate Sensitivity
The Company’s Asset/Liability Management Committee (ALCO) measures and manages the Company’s interest rate risk on a monthly basis to identify trends and establish strategies to maintain stability in net interest income throughout various rate environments. Analytical modeling techniques provide management insight into the Company’s exposure to changing rates. These techniques include net interest income simulations and market value analysis. Management has set guidelines specifying acceptable limits within which net interest income and market value may change under various rate change scenarios. These measurement tools indicate that the Company is currently within acceptable risk guidelines as set by management.

The Company’s main interest rate measurement tool, income simulations, projects net interest income under various rate change scenarios in order to quantify the magnitude and timing of potential rate-related changes. Income simulations are able to capture option risks within the balance sheet where expected cash flows may be altered under various rate environments. Modeled rate movements include “shocks, ramps and twists”. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting rates up and down, while ramps measure the impact of gradual changes and twists measure yield curve risk. The size of the balance sheet is assumed to remain constant so that results are not influenced by growth predictions. The table below shows the expected effect that gradual basis point shifts in the swap curve over a twelve month period would have on the Company’s net interest income, given a static balance sheet.

	December 31, 2012		September 30, 2012		December 31, 2011
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	($2.1)	(.36)%	$8.8	1.50%	($2.0)	(.32)%
200 basis points rising	3.1	.51	10.3	1.77	2.2	.34
100 basis points rising	4.9	.82	8.3	1.41	3.5	.56

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

The Company also uses market value analysis to help identify longer-term risks that may reside on the balance sheet. This is considered a secondary risk measurement tool by management. The Company measures the market value of equity as the net present value of all asset and liability cash flows discounted along the current swap curve plus appropriate market risk spreads. It is the change in the market value of equity under different rate environments, or effective duration that gives insight into the magnitude of risk to future earnings due to rate changes. Market value analysis also help management understand the price sensitivity of non-marketable bank products under different rate environments.

Under the above scenarios at December 31, 2012, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $4.9 million, or .82%, and a rise of 200 basis points is expected to increase net interest income by $3.1 million, or .51%. Under a 300 basis points rising rate scenario, net interest income would decrease by $2.1 million, or .36%. Due to the already low interest rate environment, the Company did not model falling rate scenarios. The change in net interest income from the base calculation at December 31, 2012 for the three scenarios shown was lower than projections made at September 30, 2012 and largely due to an increase in longer duration assets in the Company's portfolios of investment securities and resell agreements, which was funded primarily by shorter duration liabilities.  These longer duration assets were purchased to protect against the possible continuation of extremely low rates.  As a result, while net interest income benefits less when rates rise, a rising rate environment suggests growth in economic activity and greater demand for higher rate lending products.  Additionally, but to a lesser extent, higher long-term rates at December 31, 2012 slowed prepayment projections on mortgage-backed securities, such that further rate increases result in less benefit.

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

Derivative Financial Instruments
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. As of December 31, 2012, the Company had entered into three interest rate swaps with a notional amount of $13.2 million which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. The notional amount of these types of swaps at December 31, 2012 was $422.4 million.

Credit risk participation agreements arise when the Company contracts, as a guarantor or beneficiary, with other financial institutions to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved, reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2012 mature within six months.

Additionally, interest rate lock commitments issued on residential mortgage loans held for resale are considered derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward sale contracts in the secondary market. In late 2011, the Company curtailed the sales of these types of loans. At December 31, 2012, none were held for sale, and thus, no commitments or forward sale contracts were outstanding.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2012 and 2011. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2012			2011
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$435,542	$16,334	$(17,060)	$486,207	$19,051	$(20,210)
Interest rate caps	27,736	1	(1)	29,736	11	(11)
Credit risk participation agreements	43,243	9	(196)	41,414	9	(141)
Foreign exchange contracts	47,897	396	(461)	80,535	2,440	(2,343)
Mortgage loan commitments	—	—	—	1,280	20	—
Mortgage loan forward sale contracts	—	—	—	3,650	6	(17)
Total at December 31	$554,418	$16,740	$(17,718)	$642,822	$21,537	$(22,722)

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

The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, cash, etc.) and funds provided (deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current swap rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are valued using weighted average pools. The funds transfer pricing process attempts to remove interest rate risk from valuation, allowing management to compare profitability under various rate environments. The Company also assigns loan charge-offs and recoveries (labeled in the table below as “provision for loan losses”) directly to each operating segment instead of allocating an estimated loan loss provision. The operating segments also include a number of allocations of income and expense from various support and overhead centers within the Company.

The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2012:
Net interest income	$274,844	$291,393	$39,502	$605,739	$34,167	$639,906
Provision for loan losses	(35,496)	(2,824)	(695)	(39,015)	11,728	(27,287)
Non-interest income	114,307	179,824	108,471	402,602	(2,972)	399,630
Investment securities gains, net	—	—	—	—	4,828	4,828
Non-interest expense	(266,892)	(226,795)	(90,643)	(584,330)	(34,139)	(618,469)
Income before income taxes	$86,763	$241,598	$56,635	$384,996	$13,612	$398,608
Year ended December 31, 2011:
Net interest income	$283,555	$283,790	$38,862	$606,207	$39,863	$646,070
Provision for loan losses	(47,273)	(16,195)	(712)	(64,180)	12,665	(51,515)
Non-interest income	131,253	162,533	101,836	395,622	(2,705)	392,917
Investment securities gains, net	—	—	—	—	10,812	10,812
Non-interest expense	(269,435)	(221,273)	(89,108)	(579,816)	(37,433)	(617,249)
Income before income taxes	$98,100	$208,855	$50,878	$357,833	$23,202	$381,035
2012 vs 2011
Increase (decrease) in income before income taxes:
Amount	$(11,337)	$32,743	$5,757	$27,163	$(9,590)	$17,573
Percent	(11.6)%	15.7%	11.3%	7.6%	(41.3)%	4.6%
Year ended December 31, 2010:
Net interest income	$308,719	$264,870	$37,988	$611,577	$34,355	$645,932
Provision for loan losses	(70,635)	(24,823)	(1,263)	(96,721)	(3,279)	(100,000)
Non-interest income	157,904	154,306	93,745	405,955	(844)	405,111
Investment securities losses, net	—	—	—	—	(1,785)	(1,785)
Non-interest expense	(291,028)	(221,553)	(86,158)	(598,739)	(32,395)	(631,134)
Income (loss) before income taxes	$104,960	$172,800	$44,312	$322,072	$(3,948)	$318,124
2011 vs 2010
Increase (decrease) in income before income taxes:
Amount	$(6,860)	$36,055	$6,566	$35,761	$27,150	$62,911
Percent	(6.5)%	20.9%	14.8%	11.1%	N.M.	19.8%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. Pre-tax profitability for 2012 was $86.8 million, a decrease of $11.3 million, or 11.6%, from 2011. This decrease was mainly due to a decline of $8.7 million, or 3.1%, in net interest income, coupled with a decline of $16.9 million, or 12.9%, in non-interest income. These income reductions were partly offset by a decrease of $11.8 million in the provision for loan losses and a $2.5 million decrease in non-interest expense. Net interest income declined due to a $7.9 million decrease in loan interest income and a $9.8 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $9.0 million in deposit interest expense. Non-interest income decreased mainly due to declines in bank card fee income (primarily debit card fees) and deposit account fees (mainly overdraft charges). Non-interest expense declined from the same period in the previous year due to lower FDIC insurance expense and corporate management fees, partly offset by higher salaries expense. The provision for loan losses totaled $35.5 million, an $11.8 million decrease from 2011, which was due mainly to lower losses on consumer credit card loans and marine and RV loans. Total average loans in this segment during 2012 decreased 3.0% compared to the prior year due to a decline in held for sale student loans, which the Company no longer originates, and a decline in personal real estate loans. Consumer loans grew, however, due to higher auto loan originations, partly offset by repayments of marine and RV loans. Average deposits increased 4.2% over the prior period, resulting mainly from growth in money market and interest checking deposit accounts, partly offset by a decline in certificates of deposit under $100,000.

Pre-tax profitability for 2011 was $98.1 million, a decrease of $6.9 million, or 6.5%, from 2010. This decrease was mainly due to a decline of $25.2 million, or 8.2%, in net interest income, coupled with a decline of $26.7 million in non-interest income. These decreases were partly offset by a reduction in the provision for loan losses of $23.4 million and a decline of $21.6 million in non-interest expense. Net interest income declined due to a $34.0 million decrease in loan interest income and a $7.7 million reduction in net allocated funding credits, partly offset by a decline of $16.5 million in deposit interest expense. The decline in loan interest included a $10.6 million decrease in student loan interest, resulting from the Company's sale of most of the student loan portfolios in 2010, and an $8.3 million decrease in interest on marine and RV loans. Non-interest income decreased mainly due to lower gains on the sales of student loans, in addition to declines in overdraft charges and debit card fees. Non-interest expense declined 7.4% from the previous year due mainly to lower FDIC insurance expense, deposit account processing expense and teller services expense, partly offset by higher building rental expense. The provision for loan losses totaled $47.3 million, a $23.4 million decrease from 2010, which was mainly due to lower losses on consumer credit card loans, marine and RV loans, and other consumer loans. Total average loans decreased 23.6% in 2011 compared to the prior year due to the sale of most of the student loan portfolios in 2010 and a decline in consumer loans. Average deposits increased 2.1% over the prior period.

Commercial
The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for 2012 increased $32.7 million, or 15.7%, compared to the prior year, mainly due to a lower provision for loan losses and growth in net interest income and non-interest income. Net interest income increased $7.6 million, or 2.7%, due to higher net allocated funding credits of $15.8 million (related to higher average deposit balances), partly offset by a $10.1 million decline in loan interest income. The provision for loan losses in the segment totaled $2.8 million in 2012, a decrease of $13.4 million from 2011. During 2012, net recoveries of $2.7 million were recorded on business loans, compared to net charge-offs of $4.0 million in 2011. This decline in net charge-offs was partly due to recoveries of $3.6 million on two non-performing loans in 2012. In addition, net charge-offs on construction loans decreased $7.2 million. Non-interest income increased by $17.3 million, or 10.6.%, over the previous year due to growth in bank card fees (mainly corporate card), capital market fees and tax credit sales revenue. Non-interest expense increased $5.5 million, or 2.5%, over 2011, mainly due to higher salaries expense and bank card related expenses, partly offset by lower corporate management fees. Average segment loans increased 1.0% compared to 2011 as a result of a growth in business real estate, lease and tax-free loans, partly offset by a decline in construction loans. Average deposits increased 11.5% due to growth in non-interest bearing accounts, money market deposit accounts and interest checking accounts, partly offset by a decline in certificates of deposit over $100,000.

In 2011, pre-tax profitability for the Commercial segment increased $36.1 million, or 20.9%, compared to the prior year. Net interest income increased $18.9 million, or 7.1%, due to higher net allocated funding credits of $29.1 million, partly offset by an $11.4 million decline in loan interest income. The provision for loan losses in this segment totaled $16.2 million in 2011, a decrease of $8.6 million from 2010, due mainly to lower net charge-offs on construction loans of $8.1 million. Non-interest income increased by $8.2 million, or 5.3%, over the previous year due to growth in corporate card fees, partly offset by lower deposit account fees and bond trading income. Non-interest expense decreased slightly from the previous year and included declines in foreclosed real estate and other repossessed property expense and FDIC insurance expense, partly offset by higher bank card related expenses and deposit account cash management expense. Average segment loans decreased .7% compared to 2010 as a result of a decline in construction loans, partly offset by growth in business real estate loans. Average deposits increased 20.7% due to growth in non-interest bearing accounts, certificates of deposit over $100,000 and money market deposit accounts.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2012, the Trust group managed investments with a market value of $17.0 billion and administered an additional $13.3 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $1.8 billion in total assets at December 31, 2012. Wealth segment pre-tax profitability for 2012 was $56.6 million compared to $50.9 million in 2011, an increase of $5.8 million, or 11.3%. Net interest income increased $640 thousand, or 1.6%, and was impacted by a $1.8 million decline in deposit interest expense, partly offset by a $1.0 million decrease in net allocated funding credits. Non-interest income increased $6.6 million, or 6.5%, over the prior year due to higher personal and institutional trust fees. Non-interest expense increased $1.5 million, or 1.7%, mainly due to higher salary and benefit costs, partly offset by lower fraud losses and legal and professional fees. Average assets increased $62.9 million, or 9.2%, during 2012 mainly due to higher loan balances originated in this segment. Average deposits also increased $158.5 million, or 10.3%, during 2012 due to growth in money market deposit accounts and interest checking accounts.

In 2011, pre-tax income for the Wealth segment was $50.9 million compared to $44.3 million in 2010, an increase of $6.6 million, or 14.8%. Net interest income increased $874 thousand, or 2.3%, and was impacted by a $2.2 million increase in assigned net funding credits and a $1.4 million decline in deposit interest expense, offset by a $2.7 million decrease in loan interest income. Non-interest income increased $8.1 million, or 8.6%, over the prior year due to higher trust and brokerage fees. Non-interest expense increased $3.0 million, or 3.4%, mainly due to higher salary expense and fraud losses. Average assets decreased $1.5 million during 2011 mainly due to lower cash balances and overnight investments, partly offset by loan growth. Average deposits increased $203.1 million, or 15.3%, during 2011 due to growth in money market deposit accounts and long-term certificates of deposit.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between the Company’s provision for loan losses and net loan charge-offs, which are generally assigned directly to the segments. In 2012, the pre-tax income in this category was $13.6 million, compared to $23.2 million in 2011. This decrease occurred partly due to a $5.7 million decline in net interest income in this category, related to the earnings of the investment portfolio and interest expense on borrowings not allocated to a segment. In addition, unallocated securities gains declined $6.0 million, while unallocated non-interest expense was lower by $3.3 million.

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

Repurchase Agreements In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”. The guidance in the ASU is intended to improve the accounting for repurchase agreements and other similar agreements. Specifically, the ASU modifies the criteria for determining when these transactions would be recorded as a financing arrangement as opposed to a purchase or sale arrangement with a commitment to resell or repurchase. It removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. This new guidance was effective January 1, 2012, and adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Other Comprehensive Income In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. The ASU increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements which report both net income and other comprehensive income. It eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The ASU was effective for periods beginning January 1, 2012 and required retrospective application. The ASU did not change the components of other comprehensive income, the timing of items reclassified to net income, or the net income basis for income per share calculations. The Company has chosen to present net income and other comprehensive income in two consecutive statements in the accompanying consolidated financial statements,

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

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

Balance Sheet In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities". The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" was issued in January 2013, and amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs are effective for annual and interim periods beginning January 1, 2013. Their adoption is not expected to have a significant effect on the Company's consolidated financial statements.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$2,962,699	$102,013	3.44%	$2,910,668	$104,624	3.59%	$2,887,427	$110,792	3.84%
Real estate – construction and land	356,425	15,146	4.25	419,905	18,831	4.48	557,282	22,384	4.02
Real estate – business	2,193,271	98,693	4.50	2,117,031	101,988	4.82	2,029,214	102,451	5.05
Real estate – personal	1,503,357	65,642	4.37	1,433,869	69,048	4.82	1,476,031	76,531	5.18
Consumer	1,180,538	66,402	5.62	1,118,700	70,127	6.27	1,250,076	84,204	6.74
Revolving home equity	446,204	18,586	4.17	468,718	19,952	4.26	484,878	20,916	4.31
Student(C)	—	—	—	—	—	—	246,395	5,783	2.35
Consumer credit card	730,697	85,652	11.72	746,724	84,479	11.31	760,079	89,225	11.74
Overdrafts	6,125	—	—	6,953	—	—	7,288	—	—
Total loans	9,379,316	452,134	4.82	9,222,568	469,049	5.09	9,698,670	512,286	5.28
Loans held for sale	9,688	361	3.73	47,227	1,115	2.36	358,492	6,091	1.70
Investment securities:
U.S. government & federal agency obligations	332,382	12,260	3.69	357,861	17,268	4.83	439,073	9,673	2.20
Government-sponsored enterprise obligations	306,676	5,653	1.84	253,020	5,781	2.28	203,593	4,591	2.25
State & municipal obligations(B)	1,376,872	54,056	3.93	1,174,751	51,988	4.43	966,694	45,469	4.70
Mortgage-backed securities	3,852,616	107,527	2.79	3,556,106	114,405	3.22	2,821,485	113,222	4.01
Asset-backed securities	2,925,249	31,940	1.09	2,443,901	30,523	1.25	1,973,734	38,559	1.95
Other marketable securities(B)	139,499	6,556	4.70	171,409	8,455	4.93	183,328	8,889	4.85
Trading securities(B)	25,107	637	2.54	20,011	552	2.76	21,899	671	3.06
Non-marketable securities(B)	118,879	12,558	10.56	107,501	8,283	7.71	113,326	7,216	6.37
Total investment securities	9,077,280	231,187	2.55	8,084,560	237,255	2.93	6,723,132	228,290	3.40
Short-term federal funds sold and securities purchased under agreements to resell	16,393	82.50		10,690	55.51		6,542	48.73
Long-term securities purchased under agreements to resell	892,624	19,174	2.15	768,904	13,455	1.75	150,235	2,549	1.70
Interest earning deposits with banks	135,319	339.25		194,176	487.25		171,883	427.25
Total interest earning assets	19,510,620	703,277	3.60	18,328,125	721,416	3.94	17,108,954	749,691	4.38
Allowance for loan losses	(178,934)			(191,311)			(195,870)
Unrealized gain on investment securities	257,511			162,984			149,106
Cash and due from banks	369,020			348,875			368,340
Land, buildings and equipment - net	357,336			377,200			395,108
Other assets	385,125			378,642			410,361
Total assets	$20,700,678			$19,404,515			$18,235,999
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$574,336	802.14		$525,371	852.16		$478,592	622.13
Interest checking and money market	8,430,559	17,880.21		7,702,901	25,004.32		6,785,299	28,676.42
Time open & C.D.’s of less than $100,000	1,117,236	7,918.71		1,291,165	11,352.88		1,660,462	22,871	1.38
Time open & C.D.’s of $100,000 and over	1,181,426	7,174.61		1,409,740	9,272.66		1,323,952	13,847	1.05
Total interest bearing deposits	11,303,557	33,774.30		10,929,177	46,480.43		10,248,305	66,016.64
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,185,978	808.07		1,035,007	1,741.17		1,085,121	2,584.24
Other borrowings	108,916	3,481	3.20	112,107	3,680	3.28	452,810	14,948	3.30
Total borrowings	1,294,894	4,289.33		1,147,114	5,421.47		1,537,931	17,532	1.14
Total interest bearing liabilities	12,598,451	38,063.30%		12,076,291	51,901.43%		11,786,236	83,548.71%
Non-interest bearing deposits	5,522,991			4,742,033			4,114,664
Other liabilities	334,684			476,249			346,312
Equity	2,244,552			2,109,942			1,988,787
Total liabilities and equity	$20,700,678			$19,404,515			$18,235,999
Net interest margin (T/E)		$665,214			$669,515			$666,143
Net yield on interest earning assets			3.41%			3.65%			3.89%
Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			(.64)%			.51%			1.83%

(A)
Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.

(B)
Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $5,803,000 in 2012, $5,538,000 in 2011, $4,620,000 in 2010, $3,922,000 in 2009, $3,553,000 in 2008 and $2,895,000 in 2007. Investment securities interest income include tax equivalent adjustments of $19,505,000 in 2012, $17,907,000 in 2011, $15,593,000 in 2010, $14,779,000 in 2009,

Years Ended December 31
2009			2008			2007
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$3,119,778	$116,686	3.74%	$3,478,927	$170,620	4.90%	$3,110,386	$209,523	6.74%	(.97)%
739,896	26,746	3.61	701,519	34,445	4.91	671,986	49,436	7.36	(11.91)
2,143,675	108,107	5.04	2,281,664	136,955	6.00	2,204,041	154,819	7.02	(.10)
1,585,273	87,085	5.49	1,522,172	88,322	5.80	1,521,066	90,537	5.95	(.23)
1,464,170	101,761	6.95	1,674,497	119,837	7.16	1,558,302	115,184	7.39	(5.40)
495,629	21,456	4.33	474,635	23,960	5.05	443,748	33,526	7.56	.11
344,243	9,440	2.74	13,708	287	2.10	—	—	—	NM
727,422	89,045	12.24	776,810	83,972	10.81	665,964	84,856	12.74	1.87
9,781	—	—	11,926	—	—	13,823	—	—	(15.02)
10,629,867	560,326	5.27	10,935,858	658,398	6.02	10,189,316	737,881	7.24	(1.64)
397,583	8,219	2.07	347,441	14,968	4.31	321,916	21,940	6.82	(50.38)

169,214	6,754	3.99	7,065	364	5.15	9,063	506	5.58	105.53
137,928	4,219	3.06	176,018	7,075	4.02	401,107	15,999	3.99	(5.23)
873,607	43,882	5.02	695,542	37,770	5.43	594,154	33,416	5.62	18.30
2,802,532	136,921	4.89	2,203,921	112,184	5.09	1,828,478	88,909	4.86	16.07
937,435	30,166	3.22	265,546	13,185	4.97	292,043	13,334	4.57	58.54
179,847	9,793	5.45	98,650	4,243	4.30	129,622	7,355	5.67	1.48
16,927	506	2.99	28,840	1,355	4.70	22,321	1,144	5.13	2.38
136,911	6,398	4.67	133,996	7,730	5.77	92,251	5,710	6.19	5.20
5,254,401	238,639	4.54	3,609,578	183,906	5.09	3,369,039	166,373	4.94	21.92
43,811	222.51		425,273	8,287	1.95	527,304	25,881	4.91	(50.05)
—	—	—	—	—	—	—	—	—	NM
325,744	807.25		46,670	198.42		—	—	—	NM
16,651,406	808,213	4.85	15,364,820	865,757	5.63	14,407,575	952,075	6.61	6.25
(181,417)			(145,176)			(132,234)			6.24
24,105			27,068			25,333			59.01
364,579			451,105			463,970			(4.48)
411,366			412,852			400,161			(2.24)
349,164			343,664			315,522			4.07
$17,619,203			$16,454,333			$15,480,327			5.98

$438,748	642.15		$400,948	1,186.30		$392,942	2,067.53		7.89
5,807,753	30,789.53		5,123,709	59,947	1.17	4,793,849	114,027	2.38	11.95
2,055,952	51,982	2.53	2,149,119	77,322	3.60	2,359,386	110,957	4.70	(13.89)
1,858,543	35,371	1.90	1,629,500	55,665	3.42	1,480,856	73,739	4.98	(4.42)
10,160,996	118,784	1.17	9,303,276	194,120	2.09	9,027,033	300,790	3.33	4.60

968,643	3,699.38		1,373,625	25,085	1.83	1,696,613	83,464	4.92	(6.91)
920,467	31,527	3.43	1,092,746	37,905	3.47	292,446	13,775	4.71	(17.93)
1,889,110	35,226	1.86	2,466,371	62,990	2.55	1,989,059	97,239	4.89	(8.23)
12,050,106	154,010	1.28%	11,769,647	257,110	2.18%	11,016,092	398,029	3.61%	2.72
3,660,166			2,946,534			2,850,982			14.14
176,676			140,333			134,278			20.04
1,732,255			1,597,819			1,478,975			8.70
$17,619,203			$16,454,333			$15,480,327			5.98%
	$654,203			$608,647			$554,046
		3.93%			3.96%			3.85%
		7.48%			9.85%			5.64%
$12,355,000 in 2008 and $13,079,000 in 2007. These adjustments relate to state and municipal obligations, other marketable securities, trading securities, and non-marketable securities.

(C)
In December 2008, the Company purchased $358,451,000 of student loans with the intent to hold to maturity. In October 2010, the seller elected to repurchase the loans under the terms of the original agreement.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2012
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$3,042	3.29%	$3,019	3.39%	$2,895	3.58%	$2,894	3.52%
Real estate – construction and land	346	4.11	340	4.30	360	4.24	380	4.34
Real estate – business	2,200	4.33	2,183	4.39	2,206	4.71	2,185	4.57
Real estate – personal	1,572	4.15	1,523	4.31	1,476	4.46	1,441	4.58
Consumer	1,273	5.35	1,205	5.54	1,135	5.73	1,108	5.93
Revolving home equity	436	4.13	444	4.17	449	4.17	455	4.18
Consumer credit card	749	11.42	730	11.83	713	11.87	731	11.78
Overdrafts	6	—	5	—	6	—	8	—
Total loans	9,624	4.64	9,449	4.76	9,240	4.95	9,202	4.95
Loans held for sale	9	3.74	9	3.86	9	3.91	12	3.48
Investment securities:
U.S. government & federal agency obligations	341	5.11	329	(.07)	331	7.58	328	2.08
Government-sponsored enterprise obligations	400	1.72	276	1.65	265	2.06	283	2.01
State & municipal obligations(A)	1,532	3.67	1,388	3.89	1,323	4.03	1,263	4.17
Mortgage-backed securities	3,448	2.79	3,767	2.62	4,010	2.89	4,191	2.85
Asset-backed securities	3,158.99		2,879	1.10	2,900	1.13	2,762	1.16
Other marketable securities(A)	138	5.35	122	4.50	136	4.92	163	4.11
Trading securities(A)	21	2.01	24	2.34	23	2.65	33	2.95
Non-marketable securities(A)	119	17.51	117	7.54	123	8.60	117	8.55
Total investment securities	9,157	2.59	8,902	2.29	9,111	2.75	9,140	2.56
Short-term federal funds sold and securities purchased under agreements to resell	10.46		19.49		22.53		14.50
Long-term securities purchased under agreements to resell	1,022	2.10	848	2.31	850	2.17	850	2.02
Interest earning deposits with banks	209.25		81.20		163.28		88.25
Total interest earning assets	20,031	3.52	19,308	3.49	19,395	3.75	19,306	3.66
Allowance for loan losses	(174)		(177)		(181)		(184)
Unrealized gain on investment securities	282		275		243		230
Cash and due from banks	385		366		358		367
Land, buildings and equipment – net	359		353		356		361
Other assets	382		392		378		387
Total assets	$21,265		$20,517		$20,549		$20,467
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$581.13		$582.15		$584.12		$550.15
Interest checking and money market	8,638.19		8,401.21		8,369.21		8,312.24
Time open & C.D.’s under $100,000	1,084.68		1,101.70		1,129.71		1,156.73
Time open & C.D.’s $100,000 & over	1,030.65		1,005.69		1,250.59		1,444.53
Total interest bearing deposits	11,333.28		11,089.30		11,332.30		11,462.32
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,130.07		1,217.07		1,110.06		1,287.07
Other borrowings	104	3.25	109	3.11	111	3.16	112	3.26
Total borrowings	1,234.33		1,326.32		1,221.35		1,399.33
Total interest bearing liabilities	12,567.28%		12,415.30%		12,553.30%		12,861.32%
Non-interest bearing deposits	6,013		5,536		5,405		5,132
Other liabilities	399		296		368		276
Equity	2,286		2,270		2,223		2,198
Total liabilities and equity	$21,265		$20,517		$20,549		$20,467
Net interest margin (T/E)	$168		$160		$171		$166
Net yield on interest earning assets		3.35%		3.30%		3.55%		3.45%

(A)	Includes tax equivalent calculations.

	Year ended December 31, 2011
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$2,819	3.53%	$2,815	3.56%	$2,959	3.64%	$3,053	3.65%
Real estate – construction and land	387	4.52	412	4.42	430	4.51	452	4.49
Real estate – business	2,162	4.67	2,123	4.74	2,101	4.94	2,081	4.92
Real estate – personal	1,421	4.64	1,430	4.75	1,441	4.87	1,444	5.00
Consumer	1,111	6.08	1,105	6.20	1,112	6.32	1,147	6.47
Revolving home equity	465	4.24	467	4.27	468	4.24	475	4.28
Consumer credit card	734	11.62	735	11.59	743	11.13	775	10.92
Overdrafts	7	—	7	—	7	—	7	—
Total loans	9,106	5.01	9,094	5.07	9,261	5.12	9,434	5.15
Loans held for sale	37	2.55	42	2.57	52	2.37	58	2.08
Investment securities:
U.S. government & federal agency obligations	329	2.49	328	3.40	342	9.72	435	3.84
Government-sponsored enterprise obligations	305	1.93	262	2.92	235	2.23	209	2.07
State & municipal obligations(A)	1,239	4.16	1,185	4.20	1,160	4.75	1,113	4.63
Mortgage-backed securities	4,453	2.71	3,765	2.95	3,058	3.63	2,929	3.93
Asset-backed securities	2,646	1.12	2,403	1.15	2,403	1.31	2,321	1.44
Other marketable securities(A)	165	5.39	173	4.27	173	4.18	176	5.91
Trading securities(A)	20	2.87	21	2.52	20	2.78	19	2.88
Non-marketable securities(A)	110	10.81	110	6.59	105	6.24	104	7.04
Total investment securities	9,267	2.56	8,247	2.69	7,496	3.34	7,306	3.28
Short-term federal funds sold and securities purchased under agreements to resell	10.39		11.47		16.53		5.80
Long-term securities purchased under agreements to resell	850	1.97	850	1.83	804	1.58	568	1.54
Interest earning deposits with banks	123.25		326.26		180.25		146.25
Total interest earning assets	19,393	3.67	18,570	3.77	17,809	4.15	17,517	4.20
Allowance for loan losses	(186)		(190)		(193)		(196)
Unrealized gain on investment securities	189		186		147		129
Cash and due from banks	367		347		334		346
Land, buildings and equipment – net	370		375		379		385
Other assets	382		376		387		370
Total assets	$20,515		$19,664		$18,863		$18,551
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$529.17		$534.19		$538.14		$500.14
Interest checking and money market	8,068.29		7,756.32		7,581.33		7,399.37
Time open & C.D.’s under $100,000	1,186.75		1,231.78		1,324.90		1,426	1.06
Time open & C.D.’s $100,000 & over	1,368.59		1,373.62		1,466.67		1,434.76
Total interest bearing deposits	11,151.37		10,894.40		10,909.43		10,759.50
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,147.05		1,017.11		952.29		1,023.25
Other borrowings	112	3.26	112	3.28	112	3.29	112	3.30
Total borrowings	1,259.33		1,129.43		1,064.61		1,135.55
Total interest bearing liabilities	12,410.37%		12,023.40%		11,973.45%		11,894.51%
Non-interest bearing deposits	5,173		4,779		4,571		4,437
Other liabilities	790		729		208		168
Equity	2,142		2,133		2,111		2,052
Total liabilities and equity	$20,515		$19,664		$18,863		$18,551
Net interest margin (T/E)	$168		$164		$171		$167
Net yield on interest earning assets		3.44%		3.51%		3.85%		3.85%

(A)	Includes tax equivalent calculations.

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2012	For the Quarter Ended
(In thousands, except per share data)	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Interest income	$170,185	$163,194	$174,624	$169,966
Interest expense	(8,932)	(9,383)	(9,519)	(10,229)
Net interest income	161,253	153,811	165,105	159,737
Non-interest income	103,309	100,922	100,816	94,583
Investment securities gains (losses), net	(3,728)	3,180	1,336	4,040
Salaries and employee benefits	(94,553)	(89,292)	(87,511)	(89,543)
Other expense	(63,724)	(64,099)	(68,829)	(60,918)
Provision for loan losses	(8,326)	(5,581)	(5,215)	(8,165)
Income before income taxes	94,231	98,941	105,702	99,734
Income taxes	(27,628)	(32,155)	(34,466)	(32,920)
Non-controlling interest	188	(780)	(503)	(1,015)
Net income attributable to Commerce Bancshares, Inc.	$66,791	$66,006	$70,733	$65,799
Net income per common share — basic*	$.73	$.71	$.77	$.70
Net income per common share — diluted*	$.72	$.72	$.76	$.70
Weighted average shares — basic*	90,825	91,239	91,774	92,632
Weighted average shares — diluted*	90,999	91,552	92,056	92,984

Year ended December 31, 2011	For the Quarter Ended
(In thousands, except per share data)	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Interest income	$173,223	$170,835	$178,087	$175,826
Interest expense	(11,466)	(12,205)	(13,377)	(14,853)
Net interest income	161,757	158,630	164,710	160,973
Non-interest income	94,035	101,632	101,344	95,906
Investment securities gains, net	4,942	2,587	1,956	1,327
Salaries and employee benefits	(88,010)	(85,700)	(84,223)	(87,392)
Other expense	(68,020)	(68,046)	(69,290)	(66,568)
Provision for loan losses	(12,143)	(11,395)	(12,188)	(15,789)
Income before income taxes	92,561	97,708	102,309	88,457
Income taxes	(29,514)	(31,699)	(32,692)	(27,507)
Non-controlling interest	(1,543)	(657)	(583)	(497)
Net income attributable to Commerce Bancshares, Inc.	$61,504	$65,352	$69,034	$60,453
Net income per common share — basic*	$.66	$.69	$.72	$.63
Net income per common share — diluted*	$.66	$.69	$.71	$.63
Weighted average shares — basic*	92,814	93,951	95,410	95,330
Weighted average shares — diluted*	93,086	94,224	95,837	95,737

Year ended December 31, 2010	For the Quarter Ended
(In thousands, except per share data)	12/31/2010	9/30/2010	6/30/2010	3/31/2010
Interest income	$177,436	$178,916	$185,057	$188,069
Interest expense	(16,759)	(19,479)	(21,949)	(25,359)
Net interest income	160,677	159,437	163,108	162,710
Non-interest income	110,454	100,010	101,458	93,189
Investment securities gains (losses), net	1,204	16	660	(3,665)
Salaries and employee benefits	(86,562)	(85,442)	(87,108)	(87,438)
Other expense	(77,469)	(70,144)	(68,685)	(68,286)
Provision for loan losses	(21,647)	(21,844)	(22,187)	(34,322)
Income before income taxes	86,657	82,033	87,246	62,188
Income taxes	(24,432)	(26,012)	(27,428)	(18,377)
Non-controlling interest	(304)	(136)	(84)	359
Net income attributable to Commerce Bancshares, Inc.	$61,921	$55,885	$59,734	$44,170
Net income per common share — basic*	$.65	$.57	$.62	$.46
Net income per common share — diluted*	$.64	$.58	$.61	$.46
Weighted average shares — basic*	95,437	96,129	96,071	95,937
Weighted average shares — diluted*	95,837	96,535	96,528	96,460
* Restated for the 5% stock dividend distributed in 2012.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth on pages 43 through 45 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Kansas City, Missouri
February 22, 2013

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	(In thousands)
ASSETS
Loans	$9,831,384	$9,177,478
Allowance for loan losses	(172,532)	(184,532)
Net loans	9,658,852	8,992,946
Loans held for sale	8,827	31,076
Investment securities:
Available for sale ($736,183,000 and $418,046,000 pledged in 2012 and
2011, respectively, to secure repurchase agreements)	9,522,248	9,224,702
Trading	28,837	17,853
Non-marketable	118,650	115,832
Total investment securities	9,669,735	9,358,387
Short-term federal funds sold and securities purchased under agreements to resell	27,595	11,870
Long-term securities purchased under agreements to resell	1,200,000	850,000
Interest earning deposits with banks	179,164	39,853
Cash and due from banks	573,066	465,828
Land, buildings and equipment – net	357,612	360,146
Goodwill	125,585	125,585
Other intangible assets – net	5,300	7,714
Other assets	353,853	405,962
Total assets	$22,159,589	$20,649,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,299,903	$5,377,549
Savings, interest checking and money market	9,817,943	8,933,941
Time open and C.D.’s of less than $100,000	1,074,618	1,166,104
Time open and C.D.’s of $100,000 and over	1,156,189	1,322,289
Total deposits	18,348,653	16,799,883
Federal funds purchased and securities sold under agreements to repurchase	1,083,550	1,256,081
Other borrowings	103,710	111,817
Other liabilities	452,102	311,225
Total liabilities	19,988,015	18,479,006
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 91,729,235 and 89,277,398 shares in 2012 and 2011, respectively	458,646	446,387
Capital surplus	1,102,507	1,042,065
Retained earnings	477,210	575,419
Treasury stock of 196,922 and 217,755 shares in 2012 and 2011, respectively, at cost	(7,580)	(8,362)
Accumulated other comprehensive income	136,344	110,538
Total Commerce Bancshares, Inc. stockholders’ equity	2,167,127	2,166,047
Non-controlling interest	4,447	4,314
Total equity	2,171,574	2,170,361
Total liabilities and equity	$22,159,589	$20,649,367
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$446,331	$463,511	$507,666
Interest on loans held for sale	361	1,115	6,091
Interest on investment securities	211,682	219,348	212,697
Interest on short-term federal funds sold and securities purchased under agreements to resell	82	55	48
Interest on long-term securities purchased under agreements to resell	19,174	13,455	2,549
Interest on deposits with banks	339	487	427
Total interest income	677,969	697,971	729,478
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	18,682	25,856	29,298
Time open and C.D.’s of less than $100,000	7,918	11,352	22,871
Time open and C.D.’s of $100,000 and over	7,174	9,272	13,847
Interest on federal funds purchased and securities sold under agreements to repurchase	808	1,741	2,584
Interest on other borrowings	3,481	3,680	14,946
Total interest expense	38,063	51,901	83,546
Net interest income	639,906	646,070	645,932
Provision for loan losses	27,287	51,515	100,000
Net interest income after provision for loan losses	612,619	594,555	545,932
NON-INTEREST INCOME
Bank card transaction fees	154,197	157,077	148,888
Trust fees	94,679	88,313	80,963
Deposit account charges and other fees	79,485	82,651	92,637
Capital market fees	21,066	19,846	21,098
Consumer brokerage services	10,162	10,018	9,190
Loan fees and sales	6,037	7,580	23,116
Other	34,004	27,432	29,219
Total non-interest income	399,630	392,917	405,111
INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment reversals on securities	11,223	2,190	13,058
Noncredit-related reversals on securities not expected to be sold	(12,713)	(4,727)	(18,127)
Net impairment losses	(1,490)	(2,537)	(5,069)
Realized gains on sales and fair value adjustments	6,318	13,349	3,284
Investment securities gains (losses), net	4,828	10,812	(1,785)
NON-INTEREST EXPENSE
Salaries and employee benefits	360,899	345,325	346,550
Net occupancy	45,534	46,434	46,987
Equipment	20,147	22,252	23,324
Supplies and communication	22,321	22,448	27,113
Data processing and software	73,798	68,103	67,935
Marketing	15,106	16,767	18,161
Deposit insurance	10,438	13,123	19,246
Debit overdraft litigation	—	18,300	—
Debt extinguishment	—	—	11,784
Other	70,226	64,497	70,034
Total non-interest expense	618,469	617,249	631,134
Income before income taxes	398,608	381,035	318,124
Less income taxes	127,169	121,412	96,249
Net income	271,439	259,623	221,875
Less non-controlling interest expense	2,110	3,280	165
NET INCOME ATTRIBUTABLE TO COMMERCE BANCSHARES, INC.	$269,329	$256,343	$221,710
Net income per common share - basic	$2.91	$2.70	$2.30
Net income per common share - diluted	$2.90	$2.69	$2.29
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31
(In thousands)	2012	2011	2010
Net income	$271,439	$259,623	$221,875
Other comprehensive income (loss):
Available for sale debt securities for which a portion of an other-than-temporary impairment (OTTI) has been recorded in earnings:
Unrealized holding gains subsequent to initial OTTI recognition	12,203	5,184	22,973
Income tax expense	(4,637)	(1,970)	(8,730)
Net unrealized gains on OTTI securities	7,566	3,214	14,243
Other available for sale investment securities:
Unrealized holding gains	39,271	78,059	6,412
Income tax expense on unrealized gains	(14,927)	(29,663)	(2,470)
Reclassification adjustment for gains included in net income	(357)	(177)	(3,488)
Reclassification adjustment for tax expense on gains included in net income	139	68	1,359
Net unrealized gains on other securities	24,126	48,287	1,813
Prepaid pension cost:
Amortization of accumulated pension loss	2,953	1,949	2,208
Net loss arising during period	(12,447)	(8,898)	(786)
Income tax (expense) benefit on change in pension loss	3,608	2,641	(540)
Change in pension loss	(5,886)	(4,308)	882
Other comprehensive income	25,806	47,193	16,938
Comprehensive income	297,245	306,816	238,813
Non-controlling interest expense	(2,110)	(3,280)	(165)
Comprehensive income attributable to Commerce Bancshares, Inc.	$295,135	$303,536	$238,648
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2012	2011	2010
OPERATING ACTIVITIES
Net income	$271,439	$259,623	$221,875
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,287	51,515	100,000
Provision for depreciation and amortization	43,448	46,743	48,924
Amortization of investment security premiums, net	36,238	18,972	21,635
Deferred income tax (benefit) expense	16,234	(2,836)	(9,085)
Investment securities (gains) losses, net	(4,828)	(10,812)	1,785
Gain on sale of held to maturity student loans	—	—	(6,914)
Net gains on sales of loans held for sale	(376)	(2,040)	(10,402)
Proceeds from sales of loans held for sale	22,720	87,732	635,743
Originations of loans held for sale	—	(52,995)	(344,360)
Net (increase) decrease in trading securities	(9,645)	2,354	(928)
Stock-based compensation	5,001	4,731	6,021
(Increase) decrease in interest receivable	3,149	(2,010)	12,041
Decrease in interest payable	(1,272)	(4,598)	(9,462)
Increase (decrease) in income taxes payable	(13,395)	14,519	2,714
Net tax benefit related to equity compensation plans	(2,094)	(1,065)	(1,178)
Other changes, net	(10,794)	(2,472)	2,768
Net cash provided by operating activities	383,112	407,361	671,177
INVESTING ACTIVITIES
Proceeds from sales of available for sale securities	16,875	19,833	78,640
Proceeds from maturities/pay downs of available for sale securities	3,080,664	2,562,551	2,308,323
Purchases of available for sale securities	(3,182,857)	(4,517,463)	(3,217,600)
Net (increase) decrease in loans	(693,193)	168,983	644,314
Long-term securities purchased under agreements to resell	(575,000)	(500,000)	(450,000)
Repayments of long-term securities purchased under agreements to resell	225,000	100,000	—
Purchases of land, buildings and equipment	(34,969)	(21,332)	(18,528)
Sales of land, buildings and equipment	2,643	2,593	397
Net cash used in investing activities	(1,160,837)	(2,184,835)	(654,454)
FINANCING ACTIVITIES
Net increase in non-interest bearing, savings, interest checking and money market deposits	1,777,058	1,981,201	1,300,555
Net decrease in time open and C.D.’s	(257,586)	(255,769)	(469,557)
Long-term securities sold under agreements to repurchase	—	—	400,000
Repayment of long-term securities sold under agreements to repurchase	—	—	(500,000)
Net increase (decrease) in short-term federal funds purchased and securities sold under agreements to repurchase	(172,531)	273,254	(20,364)
Repayment of other long-term borrowings	(8,107)	(456)	(623,789)
Purchases of treasury stock	(104,909)	(101,154)	(40,984)
Issuance of stock under stock purchase and equity compensation plans	15,588	15,349	11,310
Net tax benefit related to equity compensation plans	2,094	1,065	1,178
Cash dividends paid on common stock	(211,608)	(79,140)	(78,231)
Net cash provided by (used in) financing activities	1,039,999	1,834,350	(19,882)
Increase (decrease) in cash and cash equivalents	262,274	56,876	(3,159)
Cash and cash equivalents at beginning of year	517,551	460,675	463,834
Cash and cash equivalents at end of year	$779,825	$517,551	$460,675
Income tax payments, net	$119,166	$106,653	$100,610
Interest paid on deposits and borrowings	$39,335	$56,499	$93,008
Loans transferred to foreclosed real estate	$8,167	$22,957	$16,440
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance, December 31, 2009	$415,637	$854,490	$568,532	$(838)	$46,407	$1,677	$1,885,905
Net income			221,710			165	221,875
Other comprehensive income					16,938		16,938
Distributions to non-controlling interest						(365)	(365)
Purchase of treasury stock				(40,984)			(40,984)
Cash dividends paid ($.812 per share)			(78,231)				(78,231)
Net tax benefit related to equity compensation plans		1,178					1,178
Stock-based compensation		6,021					6,021
Issuance under stock purchase and equity compensation plans, net	2,196	3,102		6,012			11,310
5% stock dividend, net	16,109	106,502	(156,233)	33,439			(183)
Balance, December 31, 2010	433,942	971,293	555,778	(2,371)	63,345	1,477	2,023,464
Net income			256,343			3,280	259,623
Other comprehensive income					47,193		47,193
Distributions to non-controlling interest						(443)	(443)
Purchase of treasury stock				(101,154)			(101,154)
Cash dividends paid ($.834 per share)			(79,140)				(79,140)
Net tax benefit related to equity compensation plans		1,065					1,065
Stock-based compensation		4,731					4,731
Issuance under stock purchase and equity compensation plans, net	2,539	4,061		8,749			15,349
5% stock dividend, net	9,906	60,915	(157,562)	86,414			(327)
Balance, December 31, 2011	446,387	1,042,065	575,419	(8,362)	110,538	4,314	2,170,361
Net income			269,329			2,110	271,439
Other comprehensive income					25,806		25,806
Distributions to non-controlling interest						(1,977)	(1,977)
Purchase of treasury stock				(104,909)			(104,909)
Cash dividends paid ($2.305 per share)			(211,608)				(211,608)
Net tax benefit related to equity compensation plans		2,094					2,094
Stock-based compensation		5,001					5,001
Issuance under stock purchase and equity compensation plans, net		(16,905)		32,493			15,588
5% stock dividend, net	12,259	70,252	(155,930)	73,198			(221)
Balance, December 31, 2012	$458,646	$1,102,507	$477,210	$(7,580)	$136,344	$4,447	$2,171,574
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

Loans and Related Earnings
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the interest method. Prepayment premium or yield maintenance agreements are generally required on all term commercial loans with fixed rate intervals of 3 years or more.

Interest on loans is accrued based upon the principal amount outstanding. Interest income is recognized primarily on the level yield method. Loan and commitment fees, net of costs, are deferred and recognized in income over the term of the loan or commitment as an adjustment of yield. Annual fees charged on credit card loans are capitalized to principal and amortized over 12 months to loan fees and sales. Other credit card fees, such as cash advance fees and late payment fees, are recognized in income as an adjustment of yield when charged to the cardholder’s account.

Non-Accrual Loans
Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Business, construction real estate, business real estate, and personal real estate loans that are contractually 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection. Consumer, revolving home equity and credit card loans are exempt under regulatory rules from being classified as non-accrual. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income, and the loan is charged off to the extent uncollectible. Principal and interest payments received on non-accrual loans are generally applied to principal. Interest is included in income only after all previous loan charge-offs have been recovered and is recorded only as received. The loan is returned to accrual status only when the borrower has brought all past due principal and interest payments current, and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A six month history of sustained payment performance is generally required before reinstatement of accrual status.

Restructured Loans
A loan is accounted for as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrowers’ financial difficulties, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring typically involves (1) modification of terms such as a reduction of the stated interest rate, loan principal, or accrued interest, (2) a loan renewal at a stated interest rate lower than the current market rate for a new loan with similar risk, or (3) debt that was not reaffirmed in bankruptcy. Business, business real estate, construction real estate and personal real estate troubled debt restructurings with impairment charges are placed on non-accrual status. The Company measures the impairment loss of a troubled debt restructuring in the same manner as described below. Troubled debt restructurings which are performing under their contractual terms continue to accrue interest which is recognized in current earnings.

Impaired Loans
Loans are evaluated regularly by management for impairment. Included in impaired loans are all non-accrual loans, as well as loans that have been classified as troubled debt restructurings. Once a loan has been identified as impaired, impairment is measured based on either the present value of the expected future cash flows at the loan’s initial effective interest rate or the fair value of the collateral if collateral dependent. Factors considered in determining impairment include delinquency status, cash flow analysis, credit analysis, and collateral value and availability.

Loans Held for Sale
Loans held for sale include student loans and certain fixed rate residential mortgage loans. These loans are typically classified as held for sale upon origination based upon management’s intent to sell the production of these loans. They are carried at the lower of aggregate cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics, sale contract prices, or, for those portfolios for which management has concerns about contractual performance, discounted cash flow analyses. Declines in fair value below cost (and subsequent recoveries) are recognized in loan fees and sales. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in loan fees and sales.

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

Loans subject to individual evaluation generally consist of business, construction real estate, business real estate and personal real estate loans on non-accrual status. These impaired loans are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. Other impaired loans identified as performing troubled debt restructurings are collectively evaluated because they have similar risk characteristics. Loans which have not been identified as impaired are segregated by loan type and sub-type and are collectively evaluated. Reserves calculated for these loan pools are estimated using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic factors, loan risk ratings and industry concentrations.

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

Operating, Direct Financing and Sales Type Leases
The net investment in direct financing and sales type leases is included in loans on the Company’s consolidated balance sheets and consists of the present values of the sum of the future minimum lease payments and estimated residual value of the leased asset. Revenue consists of interest earned on the net investment and is recognized over the lease term as a constant percentage return thereon. The net investment in operating leases is included in other assets on the Company’s consolidated balance sheets. It is carried at cost, less the amount depreciated to date. Depreciation is recognized, on the straight-line basis, over the lease term to the estimated residual value. Operating lease revenue consists of the contractual lease payments and is recognized over the lease term in other non-interest income. Estimated residual values are established at lease inception utilizing contract terms, past customer experience, and general market data and are reviewed and adjusted, if necessary, on an annual basis.

Investments in Debt and Equity Securities
The Company has classified the majority of its investment portfolio as available for sale. From time to time, the Company sells securities and utilizes the proceeds to reduce borrowings, fund loan growth, or modify its interest rate profile. Securities classified as available for sale are carried at fair value. Changes in fair value, excluding certain losses associated with other-than-temporary impairment (OTTI), are reported in other comprehensive income (loss), a component of stockholders’ equity. Securities are periodically evaluated for OTTI in accordance with guidance provided in ASC 320-10-35. For securities with OTTI, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the securities or believes it likely that it will be required to sell the security before the anticipated recovery. If neither condition is met, but the Company does not expect to recover the amortized cost basis, the Company determines whether a credit loss has occurred, and the loss is then recognized in current earnings. The noncredit-related portion of the overall loss is reported in other comprehensive income (loss). Mortgage and asset-backed securities whose credit ratings are below AA at their purchase date are evaluated for OTTI under ASC 325-40-35, which requires evaluations for OTTI at purchase date and in subsequent periods. Gains and losses realized upon sales of securities are calculated using the specific identification method and are included in Investment securities gains (losses), net, in the consolidated statements of income. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is continually evaluated to determine the appropriate estimate of the future rate of prepayment. When a change in a bond's estimated remaining life is necessary, a corresponding adjustment is made in the related amortization of premium or discount accretion.

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

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase
The Company periodically enters into investments of securities under agreements to resell with large financial institutions. These agreements are accounted for as collateralized financing transactions. Securities pledged by the counterparties to secure these agreements are delivered to a third party custodian. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral, or the Company may return collateral pledged when appropriate to maintain full collateralization for these transactions. At December 31, 2012, the Company had entered into $1.2 billion of long-term agreements to resell and had accepted securities valued at $1.3 billion as collateral.

Securities sold under agreements to repurchase are offered to cash management customers as an automated, collateralized investment account and totaled $659.0 million at December 31, 2012. Securities sold are also used by the Bank to obtain additional borrowed funds at favorable rates, and at December 31, 2012, such securities sold totaled $400.0 million of long-term structured repurchase agreements. As of December 31, 2012, the Company had pledged $2.1 billion of available for sale securities as collateral for repurchase agreements.

As permitted by current accounting guidance, the Company offsets certain securities purchased under agreements to resell against securities sold under agreements to repurchase in its balance sheet presentation. These agreements, which are not included in the balance sheet amounts above, are further discussed in Note 3, Investment Securities.

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

Foreclosed Assets
Foreclosed assets consist of property that has been repossessed and is comprised of commercial and residential real estate and other non-real estate property, including auto and recreational and marine vehicles. The assets are initially recorded at the lower of the loan balance or fair value less estimated selling costs. Initial valuation adjustments are charged to the allowance for loan losses. Fair values are estimated primarily based on appraisals, third-party price opinions, or internally developed pricing models. After initial recognition, fair value estimates are updated periodically, and the assets may be marked down further, reflecting a new cost basis. These valuation adjustments, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense.

Intangible Assets
Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles and mortgage servicing rights, are amortized over their estimated useful lives. Core deposit intangibles are amortized over periods of 8 to 14 years, representing their estimated lives, using accelerated methods. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions.

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

Derivatives
As required by current accounting guidance, all derivatives are carried at fair value on the balance sheet. Accounting for changes in the fair value of derivatives (gains and losses) differs depending on whether a qualifying hedge relationship has been designated and on the type of hedge relationship. Derivatives used to hedge the exposure to change in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative, as well as gains and losses attributable to the change in fair value of the hedged item, are recognized in current earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative is recognized as a component of other comprehensive income and reclassified to earnings in the same period in which the hedged transaction affects earnings. The ineffective portion is recognized in current earnings. For derivatives that are not part of a hedging relationship, any gain or loss is recognized immediately in current earnings.

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective. At December 31, 2012, the Company had three interest rate swaps designated as fair value hedges. The Company performs quarterly assessments, using the regression method, to determine whether the hedging relationship has been highly effective in offsetting changes in fair values.

Other derivatives held by the Company do not qualify for hedge accounting, and gains and losses on these derivatives, as mentioned above, are recognized in current earnings. These include interest rate swaps and caps, which are offered to customers to assist in managing their risks of adverse changes in interest rates. Each contract between the Company and a customer is offset by a contract between the Company and an institutional counterparty, thus minimizing the Company's exposure to rate changes. The Company also enters into certain contracts, known as credit risk participation agreements, to buy or sell credit protection on specific interest rate swaps. It also purchases and sells forward foreign exchange contracts, either in connection with customer transactions, or for its own trading purposes. In addition, in previous years the Company's general practice was to sell fixed rate mortgage loans in the secondary market. Both the mortgage loan commitments and the related sales contracts were accounted for as derivatives.

The Company has master netting arrangements with various counterparties but does not offset derivative assets and liabilities under these arrangements in its consolidated balance sheet.

Additional information about derivatives held by the Company and valuation methods employed is provided in Note 15, Fair Value Measurements and Note 17, Derivative Instruments.

Pension Plan
The Company’s pension plan is described in Note 9, Employee Benefit Plans. The funded status of the plan is recognized as an asset or liability in the consolidated balance sheet, and changes in that funded status are recognized in the year in which the changes occur through other comprehensive income. Plan assets and benefit obligations are measured as of fiscal year end. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Company monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated.

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

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options and stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s restricted share awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2012.

2. Loans and Allowance for Loan Losses
Major classifications within the Company’s held to maturity loan portfolio at December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Commercial:
Business	$3,134,801	$2,808,265
Real estate — construction and land	355,996	386,598
Real estate — business	2,214,975	2,180,100
Personal Banking:
Real estate — personal	1,584,859	1,428,777
Consumer	1,289,650	1,114,889
Revolving home equity	437,567	463,587
Consumer credit card	804,245	788,701
Overdrafts	9,291	6,561
Total loans	$9,831,384	$9,177,478

Loans to directors and executive officers of the Parent and its significant subsidiaries, and to their associates, are summarized as follows:

(In thousands)
Balance at January 1, 2012	$62,788
Additions	289,843
Amounts collected	(291,094)
Amounts written off	—
Balance, December 31, 2012	$61,537

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2012 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Oklahoma, Colorado, Iowa, Ohio, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from three to seven years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2012, unfunded loan commitments totaled $8.4 billion (which included $3.9 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2012, loans totaling $3.3 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.2 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases of $311.6 million and $241.8 million at December 31, 2012 and 2011, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $23.6 million and $20.8 million at December 31, 2012 and 2011, respectively. The net investment in operating leases amounted to $21.1 million and $20.1 million at December 31, 2012 and 2011, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Allowance for loan losses

A summary of the activity in the allowance for losses during the years ended December 31, 2012 and 2011 follows:

	2012			2011
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at January 1	$122,497	$62,035	$184,532	$119,946	$77,592	$197,538
Provision for loan losses	(14,444)	41,731	27,287	18,052	33,463	51,515
Deductions:
Loans charged off	11,094	52,067	63,161	18,818	62,567	81,385
Less recoveries	8,766	15,108	23,874	3,317	13,547	16,864
Net loans charged off	2,328	36,959	39,287	15,501	49,020	64,521
Balance at December 31	$105,725	$66,807	$172,532	$122,497	$62,035	$184,532

A summary of the activity in the allowance for losses during the year ended December 31, 2010 follows:

(In thousands)	2010
Balance at January 1	$194,480
Provision for loan losses	100,000
Deductions:
Loan charged off	114,573
Less recoveries	17,631
Net loans charged off	96,942
Balance at December 31	$197,538

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2012 and 2011, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
December 31, 2012
Commercial	$5,434	$80,807	$100,291	$5,624,965
Personal Banking	2,051	36,111	64,756	4,089,501
Total	$7,485	$116,918	$165,047	$9,714,466
December 31, 2011
Commercial	$6,668	$108,167	$115,829	$5,266,796
Personal Banking	4,090	31,088	57,945	3,771,427
Total	$10,758	$139,255	$173,774	$9,038,223

Impaired loans
The table below shows the Company’s investment in impaired loans at December 31, 2012 and 2011. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the troubled debt restructurings section on page 71.

(In thousands)	2012	2011
Non-accrual loans	$51,410	$75,482
Restructured loans (accruing)	65,508	63,773
Total impaired loans	$116,918	$139,255

The following table provides additional information about impaired loans held by the Company at December 31, 2012 and 2011, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded:
Business	$9,964	$12,697	$—
Real estate – construction and land	8,440	15,102	—
Real estate – business	5,484	8,200	—
Real estate – personal	1,166	1,380	—
Revolving home equity	510	843	—
	$25,564	$38,222	$—
With an allowance recorded:
Business	$19,358	$22,513	$1,888
Real estate – construction and land	20,446	25,808	1,762
Real estate – business	17,115	23,888	1,784
Real estate – personal	14,157	17,304	857
Consumer	4,779	4,779	93
Revolving home equity	779	779	18
Consumer credit card	14,720	14,720	1,083
	$91,354	$109,791	$7,485
Total	$116,918	$148,013	$7,485
December 31, 2011
With no related allowance recorded:
Business	$19,759	$22,497	$—
Real estate – construction and land	8,391	22,746	—
Real estate – business	6,853	9,312	—
Real estate – personal	793	793	—
	$35,796	$55,348	$—
With an allowance recorded:
Business	$15,604	$19,286	$1,500
Real estate – construction and land	37,387	47,516	2,580
Real estate – business	20,173	24,799	2,588
Real estate – personal	7,867	10,671	795
Consumer credit card	22,428	22,428	3,295
	$103,459	$124,700	$10,758
Total	$139,255	$180,048	$10,758

Total average impaired loans during 2012 and 2011 are shown in the table below.

	2012			2011
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Average impaired loans:
Non-accrual loans	$55,994	$7,343	$63,337	$70,053	$7,121	$77,174
Restructured loans (accruing)	43,181	22,520	65,701	43,575	22,583	66,158
Total	$99,175	$29,863	$129,038	$113,628	$29,704	$143,332

The table below shows interest income recognized during the years ended December 31, 2012 and 2011 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed previously.

	For the Year Ended December 31
(In thousands)	2012	2011
Interest income recognized on impaired loans:
Business	$1,184	$284
Real estate – construction and land	655	947
Real estate – business	246	327
Real estate – personal	376	37
Consumer	415	—
Revolving home equity	37	—
Consumer credit card	1,341	2,016
Total	$4,254	$3,611

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2012 and 2011.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2012
Commercial:
Business	$3,110,403	$10,054	$1,288	$13,056	$3,134,801
Real estate – construction and land	325,541	16,721	56	13,678	355,996
Real estate – business	2,194,395	3,276	—	17,304	2,214,975
Personal Banking:
Real estate – personal	1,564,281	10,862	2,854	6,862	1,584,859
Consumer	1,273,581	13,926	2,143	—	1,289,650
Revolving home equity	433,437	2,121	1,499	510	437,567
Consumer credit card	786,081	10,657	7,507	—	804,245
Overdrafts	8,925	366	—	—	9,291
Total	$9,696,644	$67,983	$15,347	$51,410	$9,831,384
December 31, 2011
Commercial:
Business	$2,777,578	$4,368	$595	$25,724	$2,808,265
Real estate – construction and land	362,592	1,113	121	22,772	386,598
Real estate – business	2,151,822	8,875	29	19,374	2,180,100
Personal Banking:
Real estate – personal	1,406,449	11,671	3,045	7,612	1,428,777
Consumer	1,096,742	15,917	2,230	—	1,114,889
Revolving home equity	461,941	1,003	643	—	463,587
Consumer credit card	769,922	10,484	8,295	—	788,701
Overdrafts	6,173	388	—	—	6,561
Total	$9,033,219	$53,819	$14,958	$75,482	$9,177,478

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

	Commercial Loans
(In thousands)	Business	Real Estate -Construction	Real Estate - Business	Total
December 31, 2012
Pass	$3,018,062	$297,156	$2,103,913	$5,419,131
Special mention	58,793	11,400	38,396	108,589
Substandard	44,890	33,762	55,362	134,014
Non-accrual	13,056	13,678	17,304	44,038
Total	$3,134,801	$355,996	$2,214,975	$5,705,772
December 31, 2011
Pass	$2,669,868	$304,408	$1,994,391	$4,968,667
Special mention	37,460	4,722	52,683	94,865
Substandard	75,213	54,696	113,652	243,561
Non-accrual	25,724	22,772	19,374	67,870
Total	$2,808,265	$386,598	$2,180,100	$5,374,963

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above Delinquency section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a person's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain loans for which FICO scores are not obtained because the loans are related to commercial activity. At December 31, 2012, these were comprised of $224.5 million in personal real estate loans and $87.4 million in consumer loans, or 7.6% of the Personal Banking portfolio. At December 31, 2011, these were comprised of $222.8 million in personal real estate loans and $148.7 million in consumer loans, or 9.8% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2012 and 2011 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2012
FICO score:
Under 600	2.3%	6.7%	2.6%	4.4%
600 – 659	3.2	11.3	5.3	11.7
660 – 719	10.4	24.4	15.2	32.1
720 – 779	26.6	26.4	30.0	28.2
780 and over	57.5	31.2	46.9	23.6
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2011
FICO score:
Under 600	3.4%	8.4%	2.6%	4.9%
600 – 659	4.1	11.0	4.9	11.2
660 – 719	12.2	23.2	15.1	31.0
720 – 779	29.2	26.0	26.3	29.0
780 and over	51.1	31.4	51.1	23.9
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $94.0 million at December 31, 2012. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $28.5 million at December 31, 2012. Other performing restructured loans totaled $65.5 million at December 31, 2012. These are are partly comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $40.3 million and $41.3 million at December 31, 2012 and 2011, respectively. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $14.7 million at December 31, 2012 and $22.4 million at December 31, 2011. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. During 2012, the Company classified additional loans as troubled debt restructurings because they had not been reaffirmed by the borrower in bankruptcy proceedings. These loans totaled $10.4 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments.

The table below shows the outstanding balance of loans classified as troubled debt restructurings at December 31, 2012, in addition to the period end balances of restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2012	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$25,657	$724
Real estate – construction and land	27,289	6,484
Real estate – business	10,480	748
Personal Banking:
Real estate – personal	10,337	585
Consumer	4,779	190
Revolving home equity	779	84
Consumer credit card	14,720	778
Total restructured loans	$94,041	$9,593

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process . However, the effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $1.9 million on an annual, pre-tax basis, compared to amounts contractually owed.

The allowance for loan losses related to troubled debt restructurings on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as troubled debt restructurings. Those performing loans classified as troubled debt restructurings are accruing loans which management expects to collect under contractual terms. Performing commercial loans have had no other concessions granted other than being renewed at an interest rate judged not to be market. As such, they have similar risk characteristics as non-troubled debt commercial loans and are collectively evaluated based on internal risk rating, loan type, delinquency, historical experience and current economic factors. Performing personal banking loans classified as troubled debt restructurings resulted from the borrower not reaffirming the debt during bankruptcy and have had no other concession granted, other than the Bank's future limitations on collecting payment deficiencies or in pursuing foreclosure actions. As such, they have similar risk characteristics as non-troubled debt personal banking loans and are evaluated collectively based on loan type, delinquency, historical experience and current economic factors.

If a troubled debt restructuring defaults and is already on non-accrual status, the allowance for loan losses continues to be based on individual evaluation, using discounted expected cash flows or the fair value of collateral. If an accruing, troubled debt restructuring defaults, the loan's risk rating is downgraded to non-accrual status and the loan's related allowance for loan losses is determined based on individual evaluation, or if necessary, the loan is charged off and collection efforts begin.

The Company had commitments of $16.5 million at December 31, 2012 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $13.5 million and $18.3 million at December 31, 2012 and 2011, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $3.5 million and $4.2 million at December 31, 2012 and 2011, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated selling costs.

3. Investment Securities

Investment securities, at fair value, consisted of the following at December 31, 2012 and 2011.

(In thousands)	2012	2011
Available for sale:
U.S. government and federal agency obligations	$438,759	$364,665
Government-sponsored enterprise obligations	471,574	315,698
State and municipal obligations	1,615,707	1,245,284
Agency mortgage-backed securities	3,380,955	4,106,059
Non-agency mortgage-backed securities	237,011	316,902
Asset-backed securities	3,167,394	2,693,143
Other debt securities	177,752	141,260
Equity securities	33,096	41,691
Total available for sale	9,522,248	9,224,702
Trading	28,837	17,853
Non-marketable	118,650	115,832
Total investment securities	$9,669,735	$9,358,387
Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for borrowing and regulatory purposes, which totaled $45.4 million and $45.3 million at December 31, 2012 and December 31, 2011, respectively. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $73.2 million and $70.5 million at December 31, 2012 and December 31, 2011, respectively. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of December 31, 2012 is shown in the following table. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2012. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities which have no guarantee, but are collateralized by residential mortgages. Also included are certain other asset-backed securities, primarily collateralized by credit cards, automobiles and commercial loans. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
After 1 but within 5 years	$219,192	$241,964	1.70	*%
After 5 but within 10 years	107,708	125,331	1.30*
After 10 years	73,071	71,464	(.30)*
Total U.S. government and federal agency obligations	399,971	438,759	1.23*
Government-sponsored enterprise obligations:
Within 1 year	7,473	7,543	1.13
After 1 but within 5 years	100,794	104,256	1.79
After 5 but within 10 years	171,805	171,861	1.59
After 10 years	186,991	187,914	1.90
Total government-sponsored enterprise obligations	467,063	471,574	1.75
State and municipal obligations:
Within 1 year	89,091	89,899	2.23
After 1 but within 5 years	681,954	708,271	2.71
After 5 but within 10 years	537,897	550,026	2.37
After 10 years	276,984	267,511	2.18
Total state and municipal obligations	1,585,926	1,615,707	2.47
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,248,007	3,380,955	2.82
Non-agency mortgage-backed securities	224,223	237,011	6.08
Asset-backed securities	3,152,913	3,167,394.94
Total mortgage and asset-backed securities	6,625,143	6,785,360	2.04
Other debt securities:
Within 1 year	45,818	47,014
After 1 but within 5 years	41,499	43,121
After 5 but within 10 years	78,468	78,603
After 10 years	8,942	9,014
Total other debt securities	174,727	177,752
Equity securities	5,695	33,096
Total available for sale investment securities	$9,258,525	$9,522,248
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government securities are comprised mainly of U.S. Treasury inflation-protected securities, which totaled $438.6 million, at fair value, at December 31, 2012. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $126.4 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates. Equity securities are primarily comprised of investments in common stock held by the Parent, which totaled $30.7 million, at fair value, at December 31, 2012.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. government and federal agency obligations	$399,971	$40,395	$(1,607)	$438,759
Government-sponsored enterprise obligations	467,063	5,188	(677)	471,574
State and municipal obligations	1,585,926	46,076	(16,295)	1,615,707
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,248,007	132,953	(5)	3,380,955
Non-agency mortgage-backed securities	224,223	12,906	(118)	237,011
Asset-backed securities	3,152,913	15,848	(1,367)	3,167,394
Total mortgage and asset-backed securities	6,625,143	161,707	(1,490)	6,785,360
Other debt securities	174,727	3,127	(102)	177,752
Equity securities	5,695	27,401	—	33,096
Total	$9,258,525	$283,894	$(20,171)	$9,522,248
December 31, 2011
U.S. government and federal agency obligations	$328,530	$36,135	$—	$364,665
Government-sponsored enterprise obligations	311,529	4,169	—	315,698
State and municipal obligations	1,220,840	35,663	(11,219)	1,245,284
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,989,464	117,088	(493)	4,106,059
Non-agency mortgage-backed securities	315,752	8,962	(7,812)	316,902
Asset-backed securities	2,692,436	7,083	(6,376)	2,693,143
Total mortgage and asset-backed securities	6,997,652	133,133	(14,681)	7,116,104
Other debt securities	135,190	6,070	—	141,260
Equity securities	18,354	23,337	—	41,691
Total	$9,012,095	$238,507	$(25,900)	$9,224,702

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2012, the fair value of securities on this watch list was $220.7 million compared to $220.9 million at December 31, 2011.

As of December 31, 2012, the Company had recorded OTTI on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $101.7 million. The credit-related portion of the impairment initially recorded on these securities totaled $11.6 million and was recorded in earnings. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	17%	-	58%
Credit support	0%	-	16%
Loss severity	33%	-	70%

The following table shows changes in the credit losses recorded in current earnings, for which a portion of an OTTI was recognized in other comprehensive income.

(In thousands)	2012	2011	2010
Balance at January 1	$9,931	$7,542	$2,473
Credit losses on debt securities for which impairment was not previously recognized	—	170	353
Credit losses on debt securities for which impairment was previously recognized	1,490	2,368	4,716
Increase in expected cash flows that are recognized over remaining life of security	(115)	(149)	—
Balance at December 31	$11,306	$9,931	$7,542

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes securities for which a portion of an OTTI has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. government and federal agency obligations	$71,464	$1,607	$—	$—	$71,464	$1,607
Government-sponsored enterprise obligations	102,082	677	—	—	102,082	677
State and municipal obligations	173,600	2,107	80,530	14,188	254,130	16,295
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,874	5	—	—	5,874	5
Non-agency mortgage-backed securities	—	—	12,609	118	12,609	118
Asset-backed securities	338,007	976	78,684	391	416,691	1,367
Total mortgage and asset-backed securities	343,881	981	91,293	509	435,174	1,490
Other debt securities	39,032	102	—	—	39,032	102
Total	$730,059	$5,474	$171,823	$14,697	$901,882	$20,171
December 31, 2011
State and municipal obligations	$65,962	$712	$110,807	$10,507	$176,769	$11,219
Mortgage and asset-backed securities:
Agency mortgage-backed securities	72,019	493	—	—	72,019	493
Non-agency mortgage-backed securities	23,672	784	118,972	7,028	142,644	7,812
Asset-backed securities	1,236,526	4,982	87,224	1,394	1,323,750	6,376
Total mortgage and asset-backed securities	1,332,217	6,259	206,196	8,422	1,538,413	14,681
Total	$1,398,179	$6,971	$317,003	$18,929	$1,715,182	$25,900

The total available for sale portfolio consisted of approximately 1,700 individual securities at December 31, 2012. The portfolio included 144 securities, having an aggregate fair value of $901.9 million, that were in a loss position at December 31, 2012. Securities in a loss position for 12 months or longer included those with temporary impairment totaling $166.3 million, or 1.7% of the total portfolio value, and other securities identified as other-than-temporarily impaired totaling $5.5 million.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $16.3 million at December 31, 2012. Of these losses, $14.2 million related to auction rate securities, which are discussed above, and $2.1 million related to other state and municipal obligations. This portfolio, excluding auction rate securities, totaled $1.5 billion at fair value, or 15.6% of total available for sale securities. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At December 31, 2012
Texas	9.9%	5.8	Aa1
Florida	9.4	5.1	Aa2
Ohio	6.0	5.8	Aa2
Washington	5.7	5.3	Aa2
New York	5.2	7.2	Aa2
General obligation	31.7%	5.2	Aa2
Housing	18.2	7.2	Aa1
Lease	15.4	5.1	Aa2
Transportation	13.3	4.8	Aa3
Limited tax	5.0	5.9	Aa1

The credit ratings (Moody’s rating or equivalent) at December 31, 2012 in the state and municipal bond portfolio (excluding auction rate securities) are shown in the following table. The average credit quality of the portfolio is Aa2 as rated by Moody’s.

% of Portfolio
Aaa	11.5%
Aa	70.0
A	16.1
Baa	.7
Not rated	1.7
100.0%

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

(In thousands)	2012	2011	2010
Proceeds from sales of available for sale securities	$5,231	$11,202	$78,448
Proceeds from sales of non-marketable securities	11,644	8,631	192
Total proceeds	$16,875	$19,833	$78,640
Available for sale:
Gains realized on sales	$358	$177	$3,639
Losses realized on sales	—	—	(151)
Other-than-temporary impairment recognized on debt securities	(1,490)	(2,537)	(5,069)
Non-marketable:
Gains realized on sales	1,655	2,388	52
Losses realized on sales	(200)	—	—
Fair value adjustments, net	4,505	10,784	(256)
Investment securities gains (losses), net	$4,828	$10,812	$(1,785)

Investment securities totaling $4.3 billion in fair value were pledged at both December 31, 2012 and 2011 to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $736.2 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

During 2012, the Company entered into several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. At December 31, 2012, the Company had posted collateral consisting of $314.0 million in agency mortgage-backed securities and accepted $345.5 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds on collateral swaps of $300.0 million. The agreements mature in 2013 through 2015, and the Company will earn an average interest rate of approximately 86 basis points during their term.

4. Land, Buildings and Equipment
Land, buildings and equipment consist of the following at December 31, 2012 and 2011:

(In thousands)	2012	2011
Land	$107,540	$100,748
Buildings and improvements	523,662	517,691
Equipment	229,370	223,548
Total	860,572	841,987
Less accumulated depreciation and amortization	502,960	481,841
Net land, buildings and equipment	$357,612	$360,146

Depreciation expense of $32.2 million, $34.5 million and $35.1 million for 2012, 2011 and 2010, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $17.3 million, $17.7 million and $18.5 million for 2012, 2011 and 2010, respectively, was included in occupancy expense and equipment expense. Interest expense capitalized on construction projects in the past three years has not been significant.

5. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2012				December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$25,720	$(20,892)	$—	$4,828	$25,720	$(18,750)	$—	$6,970
Mortgage servicing rights	3,132	(2,267)	(393)	472	3,097	(1,926)	(427)	744
Total	$28,852	$(23,159)	$(393)	$5,300	$28,817	$(20,676)	$(427)	$7,714
The carrying amount of goodwill and its allocation among segments at year end is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2012, 2011 or 2010. Further, the regular annual review on January 1, 2013 revealed no impairment as of that date.

(In thousands)	Consumer Segment	Commercial Segment	Wealth Segment	Total Goodwill
Balance at December 31, 2012	$67,765	$57,074	$746	$125,585

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2012 and 2011 are shown in the following table.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2010	$125,585	$9,612	$1,325
Originations	—	—	15
Amortization	—	(2,642)	(354)
Impairment	—	—	(242)
Balance at December 31, 2011	125,585	6,970	744
Originations	—	—	35
Amortization	—	(2,142)	(341)
Impairment reversal	—	—	34
Balance at December 31, 2012	$125,585	$4,828	$472

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At December 31, 2012, temporary impairment of $393 thousand had been recognized. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 15 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $3.0 million and $3.5 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2012. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2013	$1,751
2014	1,270
2015	928
2016	617
2017	345

6. Deposits
At December 31, 2012, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)
Due in 2013	$1,768,087
Due in 2014	242,439
Due in 2015	88,227
Due in 2016	86,876
Due in 2017	45,149
Thereafter	29
Total	$2,230,807

The following table shows a detailed breakdown of the maturities of time open and certificates of deposit, by size category, at December 31, 2012.

(In thousands)	Certificates of Deposit under $100,000	Other Time Deposits under $100,000	Certificates of Deposit over $100,000	Other Time Deposits over $100,000	Total
Due in 3 months or less	$175,548	$33,383	$351,136	$24,735	$584,802
Due in over 3 through 6 months	210,490	41,118	195,824	35,488	482,920
Due in over 6 through 12 months	335,213	54,523	228,622	82,007	700,365
Due in over 12 months	139,625	84,718	216,623	21,754	462,720
Total	$860,876	$213,742	$992,205	$163,984	$2,230,807

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2012 totaled $61.1 million.

7. Borrowings
The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year).

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2012	.1%	.1%	$785,978	$1,149,156	$683,550
2011	.1	.1	635,009	1,002,092	856,081
2010	.1	.1	624,847	1,130,555	582,827

Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally mature within 90 days. Short-term repurchase agreements at December 31, 2012 were comprised of non-insured customer funds totaling $659.0 million, which were secured by a portion of the Company’s investment portfolio.

Long-term borrowings of the Company consisted of the following at December 31, 2012:

(Dollars in thousands)	Borrower	Maturity Date	Year End Weighted Rate	Year End Balance
FHLB advances	Subsidiary bank	2013	4.7%	$1,510
		2014-17	3.5	102,200
Structured repurchase agreements	Subsidiary bank	2013-14.0		400,000
Total				$503,710

The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. Total outstanding advances at December 31, 2012 were $103.7 million. All of the outstanding advances have fixed interest rates and contain prepayment penalties. The FHLB has also issued letters of credit, totaling $260.1 million at December 31, 2012, to secure the Company’s obligations to certain depositors of public funds.

Structured repurchase agreements totaled $400.0 million at December 31, 2012. These borrowings have floating interest rates based upon various published constant maturity swap (CMS) rates and will mature in 2013 and 2014. They are secured by agency mortgage-backed and U.S. government securities in the Company's investment portfolio, which totaled $422.2 million at December 31, 2012. As of year end, these agreements did not bear interest because of low CMS rates.

8. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2012:
U.S. federal	$100,210	$15,125	$115,335
State and local	10,725	1,109	11,834
Total	$110,935	$16,234	$127,169
Year ended December 31, 2011:
U.S. federal	$113,920	$(2,720)	$111,200
State and local	10,328	(116)	10,212
Total	$124,248	$(2,836)	$121,412
Year ended December 31, 2010:
U.S. federal	$98,592	$(6,612)	$91,980
State and local	6,742	(2,473)	4,269
Total	$105,334	$(9,085)	$96,249

The components of income tax expense recorded directly to stockholders’ equity for the years ended December 31, 2012, 2011 and 2010 were as follows:

(In thousands)	2012	2011	2010
Unrealized gain on securities available for sale	$19,425	$31,565	$9,841
Accumulated pension (benefit) loss	(3,608)	(2,641)	327
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,094)	(1,065)	(1,201)
Income tax expense allocated to stockholders’ equity	$13,723	$27,859	$8,967

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011
Deferred tax assets:
Loans, principally due to allowance for loan losses	$75,710	$86,677
Accrued expenses	15,528	17,652
Equity-based compensation	12,469	13,218
Pension	7,840	3,645
Deferred compensation	6,280	5,739
Other	11,799	10,800
Total deferred tax assets	129,626	137,731
Deferred tax liabilities:
Unrealized gain on securities available for sale	100,215	80,790
Equipment lease financing	54,980	48,451
Land, buildings and equipment	16,433	19,116
Accretion on investment securities	6,613	6,877
Intangibles	4,867	4,642
Prepaid expenses	3,119	2,861
Other	5,280	4,823
Total deferred tax liabilities	191,507	167,560
Net deferred tax liabilities	$(61,881)	$(29,829)

The Company acquired a federal net operating loss (NOL) carryforward of approximately $4.3 million in connection with a 2003 acquisition, and the remaining unused NOL carryforward totaled $121 thousand at December 31, 2012. The NOL carryforward will expire in 2022 if it cannot be utilized. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and the Company’s actual income tax expense for 2012, 2011 and 2010 is provided in the table below. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2012	2011	2010
Computed “expected” tax expense	$138,774	$132,214	$111,286
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(15,516)	(14,815)	(12,745)
State and local income taxes, net of federal tax benefit	7,692	6,638	2,775
Tax deductible dividends on allocated shares held by the Company’s ESOP	(2,991)	(1,058)	(1,096)
Other	(790)	(1,567)	(3,971)
Total income tax expense	$127,169	$121,412	$96,249

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company recorded tax benefits related to interest and penalties of $81 thousand, $1 thousand and $68 thousand in 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, liabilities for interest and penalties were $176 thousand and $258 thousand, respectively.

As of December 31, 2012 and 2011, the gross amount of unrecognized tax benefits was $1.6 million, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.1 million and $1.0 million, respectively.

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2009 through 2012 remain open to examination for U.S. federal income tax as well as income tax in major state taxing jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2012 and 2011 was as follows:

(In thousands)	2012	2011
Unrecognized tax benefits at beginning of year	$1,584	$1,613
Gross increases – tax positions in prior period	417	12
Gross decreases – tax positions in prior period	(25)	(8)
Gross increases – current-period tax positions	219	292
Lapse of statute of limitations	(614)	(325)
Unrecognized tax benefits at end of year	$1,581	$1,584

9. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2012	2011	2010
Payroll taxes	$21,247	$20,703	$20,226
Medical plans	19,861	16,350	18,248
401(k) plan	12,613	11,728	11,448
Pension plans	2,441	994	1,815
Other	2,062	2,232	2,138
Total employee benefits	$58,224	$52,007	$53,875

A portion of the Company’s employees are covered by a noncontributory defined benefit pension plan, however, participation in the pension plan is not available to employees hired after June 30, 2003. All participants are fully vested in their benefit payable upon normal retirement date, which is based on years of participation and compensation. Certain key executives also participate in a supplemental executive retirement plan (the CERP) that the Company funds only as retirement benefits are disbursed. The CERP carries no segregated assets.

Effective January 1, 2005, substantially all benefits accrued under the pension plan were frozen. With this change, certain annual salary credits to pension accounts were discontinued, however, the accounts continue to accrue interest at a stated annual rate. Enhancements were then made to the 401(k) plan, which have increased employer contributions to the 401(k) plan.

Enhancements were also made to the CERP, providing credits based on hypothetical contributions in excess of those permitted under the 401(k) plan. Effective January 1, 2011, all remaining benefits accrued under the pension plan were frozen.

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a discretionary contribution of $1.5 million to its defined benefit pension plan in 2012 in order to reduce pension guarantee premiums. The minimum required contribution for 2013 is expected to be zero. The Company does not expect to make any further contributions other than the necessary funding contributions to the CERP. Contributions to the CERP were $65 thousand, $18 thousand and $10 thousand during 2012, 2011 and 2010, respectively.

Benefit obligations of the CERP at the December 31, 2012 and 2011 valuation dates are shown in the table immediately below. In all other tables presented, the pension plan and the CERP are presented on a combined basis.

(In thousands)	2012	2011
Projected benefit obligation	$3,811	$3,263
Accumulated benefit obligation	$3,811	$3,263

The following items are components of the net pension cost for the years ended December 31, 2012, 2011 and 2010.

(In thousands)	2012	2011	2010
Service cost-benefits earned during the year	$504	$406	$716
Interest cost on projected benefit obligation	5,162	5,366	5,505
Expected return on plan assets	(6,178)	(6,727)	(6,614)
Amortization of unrecognized net loss	2,953	1,949	2,208
Net periodic pension cost	$2,441	$994	$1,815

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2012 and 2011.

(In thousands)	2012	2011
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$110,186	$103,857
Service cost	504	406
Interest cost	5,162	5,366
Benefits paid	(5,248)	(4,766)
Actuarial loss	14,543	5,323
Projected benefit obligation at valuation date	125,147	110,186
Change in plan assets
Fair value of plan assets at prior valuation date	97,228	98,824
Actual return on plan assets	8,274	3,152
Employer contributions	1,580	18
Benefits paid	(5,248)	(4,766)
Fair value of plan assets at valuation date	101,834	97,228
Funded status and net amount recognized at valuation date	$(23,313)	$(12,958)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $125.1 million and $110.2 million for the combined plans on December 31, 2012 and 2011, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2012 and 2011 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2012	2011
Prior service credit (cost)	$—	$—
Accumulated loss	(43,849)	(34,355)
Accumulated other comprehensive loss	(43,849)	(34,355)
Cumulative employer contributions in excess of net periodic benefit cost	20,536	21,397
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(23,313)	$(12,958)
Net loss arising during period	$(12,447)	$(8,898)
Amortization of net loss	2,953	1,949
Total recognized in other comprehensive income	$(9,494)	$(6,949)
Total expense recognized in net periodic pension cost and other comprehensive income	$(11,935)	$(7,943)

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic pension cost in 2013 is $3.1 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2012	2011	2010
Determination of benefit obligation at year end:
Discount rate	3.65%	4.80%	5.40%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Discount rate	4.80%	5.40%	5.75%
Long-term rate of return on assets	6.50%	7.00%	7.25%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2012 and 2011. Information about the valuation techniques and inputs used to measure fair value are provided in Note 15 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Assets:
Cash	$31	$31	$—	$—
U.S. government obligations	343	343	—	—
Government-sponsored enterprise obligations (a)	6,930	—	6,930	—
State and municipal obligations	5,700	—	5,700	—
Agency mortgage-backed securities (b)	3,000	—	3,000	—
Non-agency mortgage-backed securities	6,936	—	6,936	—
Asset-backed securities	7,125	—	7,125	—
Corporate bonds (c)	23,962	—	23,962	—
International bonds	3,691	—	3,691	—
Equity securities and mutual funds: (d)
U.S. large-cap	22,400	22,400	—	—
U.S. mid-cap	12,600	12,600	—	—
U.S. small-cap	3,792	3,792	—	—
International developed markets	908	908	—	—
Emerging markets	916	916	—	—
Money market funds	3,500	3,500	—	—
Total	$101,834	$44,490	$57,344	$—
December 31, 2011
Assets:
Cash	$164	$164	$—	$—
U.S. government obligations	4,863	4,863	—	—
Government-sponsored enterprise obligations (a)	9,749	—	9,749	—
State and municipal obligations	5,005	—	5,005	—
Agency mortgage-backed securities (b)	4,480	—	4,480	—
Non-agency mortgage-backed securities	6,908	—	6,908	—
Asset-backed securities	8,085	—	8,085	—
Corporate bonds (c)	22,700	—	22,700	—
International bonds	3,169	—	3,169	—
Equity securities and mutual funds: (d)
U.S. large-cap	13,928	13,928	—	—
U.S. mid-cap	8,250	8,250	—	—
U.S. small-cap	3,348	3,348	—	—
International developed markets	1,184	1,184	—	—
Emerging markets	1,569	1,569	—	—
Money market funds	3,826	3,826	—	—
Total	$97,228	$37,132	$60,096	$—

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

(d)
This category represents investments in individual common stocks and equity funds. These holdings are diversified, largely across the financial services, consumer goods, healthcare, technology, and energy sectors.

The investment policy of the pension plan is designed for growth in value within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines regarding the types of investments held that may change from time to time, currently including items such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2012. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The discount rate is based on matching the Company's estimated plan cash flows to a yield curve derived from a portfolio of corporate bonds rated AA by Moody's.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2012 pension plan expense was 6.5%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The average 10-year annualized return for the Company’s pension plan was 8.0%. During 2012, the plan’s rate of return was 8.4%, compared to 3.8% in 2011. Because a portion of the plan’s investments are equity securities, the actual return for any one plan year is affected by changes in the stock market. Due to positive investment returns that were higher than expected during 2012, along with the impact of a lower discount rate on interest cost, the Company expects to incur pension expense of $1.6 million in 2013, compared to $2.4 million in 2012.

The following future benefit payments are expected to be paid:

(In thousands)
2013	$5,731
2014	5,967
2015	6,215
2016	6,521
2017	6,689
2018 - 2022	35,468

10. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. At December 31, 2012, 3,022,503 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $5.0 million, $4.7 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.9 million, $1.8 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012 and 2011, stock-based compensation was issued solely in the form of nonvested stock awards. Nonvested stock is awarded to key employees, by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 5 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of December 31, 2012 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	686,359	33.71
Granted	262,920	36.72
Vested	(56,793)	34.86
Forfeited	(9,683)	25.73
Nonvested at December 31, 2012	882,803	34.62

The total fair value (at vest date) of shares vested during 2012, 2011 and 2010 was $2.1 million, $1.6 million and $2.1 million, respectively.

In previous years, stock appreciation rights (SARs) and stock options have also been granted, and were granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs, which the Company granted in 2006 through 2009, vest on a graded basis over four years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vested on a graded basis over three years of continuous service, and also have 10-year contractual terms.

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

A summary of option activity during 2012 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,420,130	$28.82
Granted	—	—
Forfeited	—	—
Expired	(891)	18.68
Exercised	(650,466)	25.65
Outstanding, exercisable and vested at December 31, 2012	768,773	$31.51	1.6	years	$2,728

A summary of SAR activity during 2012 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,825,783	$36.03
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(39,774)	34.03
Outstanding at December 31, 2012	1,786,009	$36.07	4.1	years	$440
Exercisable at December 31, 2012	1,783,880	$36.07	4.1	years	$434
Vested and expected to vest at December 31, 2012	1,785,707	$36.07	4.1	years	$439

Additional information about stock options and SARs exercises is presented below.

(In thousands)	2012	2011	2010
Intrinsic value of options and SARs exercised	$7,769	$6,722	$7,005
Cash received from options and SARs exercised	$14,820	$14,604	$10,563
Tax benefit realized from options and SARs exercised	$1,269	$847	$1,042

As of December 31, 2012, there was $15.8 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested SARs and stock awards. That cost is expected to be recognized over a weighted average period of 4.0 years.

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 30,057 at December 31, 2012. In 2012, 20,715 shares were purchased at an average price of $37.08 and in 2011, 20,092 shares were purchased at an average price of $36.83.

* All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2012.

11. Accumulated Other Comprehensive Income
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

(In thousands)	Unrealized Gains (Losses) on Securities		Pension Loss	Accumulated Other Comprehensive Income (Loss)
	OTTI	Other
Balance at December 31, 2010	$(7,469)	$87,784	$(16,970)	$63,345
Current period other comprehensive income	3,214	48,287	(4,308)	47,193
Reclassification for securities for which impairment was not previously recognized	(66)	66	—	—
Balance at December 31, 2011	(4,321)	136,137	(21,278)	110,538
Current period other comprehensive income	7,566	24,126	(5,886)	25,806
Balance at December 31, 2012	$3,245	$160,263	$(27,164)	$136,344

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

The Company uses a funds transfer pricing method to value funds used (e.g., loans, fixed assets, and cash) and funds provided (e.g., deposits, borrowings, and equity) by the business segments and their components. This process assigns a specific value to each new source or use of funds with a maturity, based on current swap rates, thus determining an interest spread at the time of the transaction. Non-maturity assets and liabilities are valued using weighted average pools. The funds transfer pricing process attempts to remove interest rate risk from valuation, allowing management to compare profitability under various rate environments.

The following tables present selected financial information by segment and reconciliations of combined segment totals to consolidated totals. There were no material intersegment revenues between the three segments.

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2012:
Net interest income	$274,844	$291,393	$39,502	$605,739	$34,167	$639,906
Provision for loan losses	(35,496)	(2,824)	(695)	(39,015)	11,728	(27,287)
Non-interest income	114,307	179,824	108,471	402,602	(2,972)	399,630
Investment securities gains, net	—	—	—	—	4,828	4,828
Non-interest expense	(266,892)	(226,795)	(90,643)	(584,330)	(34,139)	(618,469)
Income before income taxes	$86,763	$241,598	$56,635	$384,996	$13,612	$398,608
Year ended December 31, 2011:
Net interest income	$283,555	$283,790	$38,862	$606,207	$39,863	$646,070
Provision for loan losses	(47,273)	(16,195)	(712)	(64,180)	12,665	(51,515)
Non-interest income	131,253	162,533	101,836	395,622	(2,705)	392,917
Investment securities gains, net	—	—	—	—	10,812	10,812
Non-interest expense	(269,435)	(221,273)	(89,108)	(579,816)	(37,433)	(617,249)
Income before income taxes	$98,100	$208,855	$50,878	$357,833	$23,202	$381,035
Year ended December 31, 2010:
Net interest income	$308,719	$264,870	$37,988	$611,577	$34,355	$645,932
Provision for loan losses	(70,635)	(24,823)	(1,263)	(96,721)	(3,279)	(100,000)
Non-interest income	157,904	154,306	93,745	405,955	(844)	405,111
Investment securities losses, net	—	—	—	—	(1,785)	(1,785)
Non-interest expense	(291,028)	(221,553)	(86,158)	(598,739)	(32,395)	(631,134)
Income (loss) before income taxes	$104,960	$172,800	$44,312	$322,072	$(3,948)	$318,124

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

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2012:
Assets	$2,503,503	$5,834,512	$743,312	$9,081,327	$11,619,351	$20,700,678
Loans, including held for sale	2,418,428	5,648,923	735,153	8,802,504	586,500	9,389,004
Goodwill and other intangible assets	72,765	58,573	746	132,084	—	132,084
Deposits	8,816,905	6,266,569	1,689,937	16,773,411	53,137	16,826,548
Average balances for 2011:
Assets	$2,584,920	$5,770,552	$680,413	$9,035,885	$10,368,630	$19,404,515
Loans, including held for sale	2,492,324	5,594,202	673,737	8,760,263	509,532	9,269,795
Goodwill and other intangible assets	75,134	59,139	746	135,019	—	135,019
Deposits	8,465,488	5,619,008	1,531,475	15,615,971	55,239	15,671,210

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

13. Common Stock
On December 17, 2012, the Company distributed a 5% stock dividend on its $5 par common stock for the nineteenth consecutive year. All per share data in this report has been restated to reflect the stock dividend. On the same date, the Company paid a special cash dividend of $1.429 per share, in addition to its regular quarterly cash dividend of $.219 per share.

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

(In thousands, except per share data)	2012	2011	2010
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$269,329	$256,343	$221,710
Less income allocated to nonvested restricted stockholders	2,563	1,846	1,208
Net income available to common stockholders	$266,766	$254,497	$220,502
Weighted average common shares outstanding	91,614	94,368	95,893
Basic income per common share	$2.91	$2.70	$2.30
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$269,329	$256,343	$221,710
Less income allocated to nonvested restricted stockholders	2,562	1,842	1,204
Net income available to common stockholders	$266,767	$254,501	$220,506
Weighted average common shares outstanding	91,614	94,368	95,893
Net effect of the assumed exercise of stock-based awards -- based on the treasury stock method using the average market price for the respective periods	280	344	446
Weighted average diluted common shares outstanding	91,894	94,712	96,339
Diluted income per common share	$2.90	$2.69	$2.29

Nearly all unexercised stock options and stock appreciation rights were included in the computation of diluted income per share for the year ended December 31, 2012. Unexercised options and rights of 1.2 million and 1.9 million, respectively, were excluded from the computations for 2011 and 2010 because their inclusion would have been anti-dilutive.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2012	2011	2010
Shares outstanding at January 1	88,952	86,624	83,008
Issuance of stock:
Awards and sales under employee and director plans	837	724	603
5% stock dividend	4,352	4,231	4,122
Purchases of treasury stock	(2,716)	(2,622)	(1,103)
Other	(11)	(5)	(6)
Shares outstanding at December 31	91,414	88,952	86,624

The Company maintains a treasury stock buyback program authorized by its Board of Directors. At December 31, 2012, 2,127,618 shares were available for purchase under the current Board authorization.

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

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,092,141	14.93%	$1,121,252	8.00%	N.A.	N.A.
Commerce Bank	1,887,251	13.60	1,110,330	8.00	$1,387,912	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,906,203	13.60%	$560,626	4.00%	N.A.	N.A.
Commerce Bank	1,713,752	12.35	555,165	4.00	$832,747	6.00%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,906,203	9.14%	$834,171	4.00%	N.A.	N.A.
Commerce Bank	1,713,752	8.26	829,711	4.00	$1,037,139	5.00%
December 31, 2011
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,103,401	16.04%	$1,049,221	8.00%	N.A.	N.A.
Commerce Bank	1,840,952	14.19	1,037,636	8.00	$1,297,045	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,928,690	14.71%	$524,610	4.00%	N.A.	N.A.
Commerce Bank	1,678,530	12.94	518,818	4.00	$778,227	6.00%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,928,690	9.55%	$807,839	4.00%	N.A.	N.A.
Commerce Bank	1,678,530	8.36	802,709	4.00	$1,003,386	5.00%

At December 31, 2012, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$438,759	$438,759	$—	$—
Government-sponsored enterprise obligations	471,574	—	471,574	—
State and municipal obligations	1,615,707	—	1,489,293	126,414
Agency mortgage-backed securities	3,380,955	—	3,380,955	—
Non-agency mortgage-backed securities	237,011	—	237,011	—
Asset-backed securities	3,167,394	—	3,167,394	—
Other debt securities	177,752	—	177,752	—
Equity securities	33,096	17,835	15,261	—
Trading securities	28,837	—	28,837	—
Private equity investments	68,167	—	—	68,167
Derivatives *	16,740	—	16,731	9
Assets held in trust	5,440	5,440	—	—
Total assets	9,641,432	462,034	8,984,808	194,590
Liabilities:
Derivatives *	17,718	—	17,522	196
Total liabilities	$17,718	$—	$17,522	$196
December 31, 2011
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$364,665	$357,155	$7,510	$—
Government-sponsored enterprise obligations	315,698	—	315,698	—
State and municipal obligations	1,245,284	—	1,109,663	135,621
Agency mortgage-backed securities	4,106,059	—	4,106,059	—
Non-agency mortgage-backed securities	316,902	—	316,902	—
Asset-backed securities	2,693,143	—	2,693,143	—
Other debt securities	141,260	—	141,260	—
Equity securities	41,691	27,808	13,883	—
Trading securities	17,853	—	17,853	—
Private equity investments	66,978	—	—	66,978
Derivatives *	21,537	—	21,502	35
Assets held in trust	4,506	4,506	—	—
Total assets	9,335,576	389,469	8,743,473	202,634
Liabilities:
Derivatives *	22,722	—	22,564	158
Total liabilities	$22,722	$—	$22,564	$158

*	The fair value of each class of derivative is shown in Note 17.

Valuation methods for instruments measured at fair value on a recurring basis
Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Available for sale investment securities
For available for sale securities, changes in fair value, including that portion of other-than-temporary impairment unrelated to credit loss, are recorded in other comprehensive income. As mentioned in Note 3 on Investment Securities, the Company records the credit-related portion of other-than-temporary impairment in current earnings. This portfolio comprises the majority of the assets which the Company records at fair value. Most of the portfolio, which includes government-sponsored enterprise, mortgage-backed and asset-backed securities, are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2 in the fair value hierarchy. Where quoted prices are available in an active market, the measurements are classified as Level 1. Most of the Level 1 measurements apply to equity securities and U.S. Treasury obligations.

The fair values of Level 1 and 2 securities (excluding equity securities) in the available for sale portfolio are prices provided by a third-party pricing service. The prices provided by the third-party pricing service are based on observable market inputs, as described in the sections below. On a quarterly basis, the Company compares a sample of these prices to other independent sources for the same and similar securities. Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing service. Based on this research, the pricing service may affirm or revise its quoted price. No significant adjustments have been made to the prices provided by the pricing service. The pricing service also provides documentation on an ongoing basis that includes reference data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate.
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

Valuation of agency pass-through securities, typically issued under GNMA, FNMA, FHLMC, and SBA programs, are primarily derived from information from the To Be Announced (TBA) market. This market consists of generic mortgage pools which have not been received for settlement. Snapshots of the TBA market, using live data feeds distributed by multiple electronic platforms, are used in conjunction with other indices to compute a price based on discounted cash flow models.

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

The available for sale portfolio includes certain auction rate securities. The auction process by which the auction rate securities are normally priced has not functioned since 2008, and due to the illiquidity in the market, the fair value of these securities cannot be based on observable market prices. The fair values of these securities are estimated using a discounted cash flows analysis which is discussed more fully in the Level 3 Inputs section of this note. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

•
The fair values of mortgage loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market. These prices include the value of loan servicing rights. However, these prices are adjusted by a factor which considers the likelihood that a commitment will ultimately result in a closed loan. This estimate is based on the Company’s historical data and its judgment about future economic trends. Based on the unobservable nature of this adjustment, these measurements are classified as Level 3.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
Year ended December 31, 2012:
Balance at January 1, 2012	$135,621	$66,978	$(123)	$202,476
Total gains or losses (realized/unrealized):
Included in earnings	—	4,505	16	4,521
Included in other comprehensive income	(1,368)	—	—	(1,368)
Investment securities called	(8,275)	—	—	(8,275)
Discount accretion	436	—	—	436
Purchases of private equity securities	—	8,910	—	8,910
Sale / paydown of private equity securities	—	(12,751)	—	(12,751)
Capitalized interest/dividends	—	525	—	525
Purchase of risk participation agreement	—	—	28	28
Sale of risk participation agreement	—	—	(108)	(108)
Balance at December 31, 2012	$126,414	$68,167	$(187)	$194,394
Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$—	$3,080	$(21)	$3,059
Year ended December 31, 2011:
Balance at January 1, 2011	$150,089	$53,860	$352	$204,301
Total gains or losses (realized/unrealized):
Included in earnings	—	10,784	(203)	10,581
Included in other comprehensive income	(2,493)	—	—	(2,493)
Investment securities called	(12,593)	—	—	(12,593)
Discount accretion	618	—	—	618
Purchases of private equity securities	—	9,905	—	9,905
Sale / paydown of private equity securities	—	(7,847)	—	(7,847)
Capitalized interest/dividends	—	276	—	276
Purchase of risk participation agreement	—	—	79	79
Sale of risk participation agreement	—	—	(351)	(351)
Balance at December 31, 2011	$135,621	$66,978	$(123)	$202,476
Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$—	$8,084	$4	$8,088

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
Year ended December 31, 2012:
Total gains or losses included in earnings	$(9)	$25	$4,505	$4,521
Change in unrealized gains or losses relating to assets still held at December 31, 2012	$—	$(21)	$3,080	$3,059
Year ended December 31, 2011:
Total gains or losses included in earnings	$(473)	$270	$10,784	$10,581
Change in unrealized gains or losses relating to assets still held at December 31, 2011	$9	$(5)	$8,084	$8,088

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $126.4 million at December 31, 2012, while private equity investments, included in non-marketable securities, totaled $68.2 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	5 years
		Estimated market rate	2.3%	-	4.0%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.4

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during 2012 and 2011, and still held as of December 31, 2012 and 2011, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2012 and 2011.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2012
Collateral dependent impaired loans	$24,572	$—	$—	$24,572	$(8,411)
Mortgage servicing rights	472	—	—	472	34
Foreclosed assets	297	—	—	297	(170)
Long-lived assets	5,617	—	—	5,617	(3,428)
Balance at December 31, 2011
Collateral dependent impaired loans	$42,262	$—	$—	$42,262	$(15,336)
Mortgage servicing rights	744	—	—	744	(242)
Foreclosed assets	2,178	—	—	2,178	(1,308)
Long-lived assets	8,266	—	—	8,266	(4,042)

Valuation methods for instruments measured at fair value on a nonrecurring basis
Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2012 and 2011 are shown in the table above.

Loans held for sale
Loans held for sale are carried at the lower of cost or fair value. The portfolio consists of student loans and, in prior years, residential real estate loans which the Company intends to sell in secondary markets. A portion of the student loan portfolio is under contract to an agency which has been unable to consistently purchase loans under existing contractual terms. These loans have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which is classified as Level 3. The fair value of these loans was $5.8 million at December 31, 2012, net of an impairment reserve of $148 thousand. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts and the estimated exit price and is classified as Level 2. Fair value measurements on mortgage loans held for sale are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.

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

Long-lived assets
In accordance with ASC 360-10-35, investments in branch facilities and various office buildings are written down to estimated fair value, or estimated fair value less cost to sell if the property is held for sale. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. The carrying amounts of these real estate holdings are regularly monitored by real estate professionals employed by the Company. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The loss recognized in 2012 resulted primarily from the Company's decision to market certain property adjacent to a downtown Kansas City office building, also held for sale, which required a write-down to fair value less selling costs.

16. Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments held by the Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.

Loans
The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 “Fair Value Measurements and Disclosures”. Expected future cash flows for each individual loan are based on contractual features, and for loans with optionality, such as variable rates and prepayment features, are based on a multi-rate path process. Each loan's expected future cash flows are discounted using the LIBOR/swap curve plus an appropriate spread. For business, construction and business real estate loans, internally-developed pricing spreads are developed which are based on loan type, term and credit score. The spread for personal real estate loans is generally based on newly originated loans with similar characteristics. For consumer loans, the spread is calculated at loan origination as part of the Bank's funds transfer pricing process, which is indicative of individual borrower credit worthiness. All consumer credit card loans are discounted at the same spread, depending on whether the rate is variable or fixed.

Loans Held for Sale, Investment Securities and Derivative Instruments
Detailed descriptions of the fair value measurements of these instruments are provided in Note 15 on Fair Value Measurements.

Federal Funds Purchased and Sold, Interest Earning Deposits With Banks and Cash and Due From Banks
The carrying amounts of federal funds purchased and sold, interest earning deposits with banks, and cash and due from banks approximates fair value, as these instruments are payable on demand or mature overnight.

Securities Purchased/Sold under Agreements to Resell/Repurchase
The fair values of these investments and borrowings are estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

Deposits
The fair value of deposits with no stated maturity is equal to the amount payable on demand. Such deposits include savings and interest and non-interest bearing demand deposits. These fair value estimates do not recognize any benefit the Company receives as a result of being able to administer, or control, the pricing of these accounts. Because they are payable on demand, they are classified as Level 1 in the fair value hierarchy. The fair value of time open and certificates of deposit is based on the discounted value of cash flows, taking early withdrawal optionality into account. Discount rates are based on the Company’s approximate cost of obtaining similar maturity funding in the market. Their fair value measurement is classified as Level 3.

Other Borrowings
The fair value of other borrowings, which consists of long-term debt, is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Hierarchy Level	2012		2011
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$3,134,801	$3,144,989	$2,808,265	$2,820,005
Real estate - construction and land	Level 3	355,996	352,547	386,598	388,723
Real estate - business	Level 3	2,214,975	2,240,796	2,180,100	2,197,535
Real estate - personal	Level 3	1,584,859	1,642,820	1,428,777	1,485,028
Consumer	Level 3	1,289,650	1,309,403	1,114,889	1,136,798
Revolving home equity	Level 3	437,567	441,651	463,587	471,086
Consumer credit card	Level 3	804,245	823,560	788,701	780,808
Overdrafts	Level 3	9,291	9,291	6,561	6,561
Loans held for sale	Level 2	3,017	3,030	24,394	26,597
Loans held for sale	Level 3	5,810	5,810	6,682	6,682
Investment securities:
Available for sale	Level 1	456,594	456,594	384,963	384,963
Available for sale	Level 2	8,939,240	8,939,240	8,704,118	8,704,118
Available for sale	Level 3	126,414	126,414	135,621	135,621
Trading	Level 2	28,837	28,837	17,853	17,853
Non-marketable	Level 3	118,650	118,650	115,832	115,832
Federal funds sold	Level 1	27,595	27,595	11,870	11,870
Securities purchased under agreements to resell	Level 3	1,200,000	1,215,234	850,000	864,089
Interest earning deposits with banks	Level 1	179,164	179,164	39,853	39,853
Cash and due from banks	Level 1	573,066	573,066	465,828	465,828
Derivative instruments	Level 2	16,731	16,731	21,502	21,502
Derivative instruments	Level 3	9	9	35	35
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,299,903	$6,299,903	$5,377,549	$5,377,549
Savings, interest checking and money market deposits	Level 1	9,817,943	9,817,943	8,933,941	8,933,941
Time open and certificates of deposit	Level 3	2,230,807	2,239,595	2,488,393	2,493,727
Federal funds purchased	Level 1	24,510	24,510	153,330	153,330
Securities sold under agreements to repurchase	Level 3	1,059,040	1,057,462	1,102,751	1,099,883
Other borrowings	Level 3	103,710	117,527	111,817	126,397
Derivative instruments	Level 2	17,522	17,522	22,564	22,564
Derivative instruments	Level 3	196	196	158	158

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

	December 31
(In thousands)	2012	2011
Interest rate swaps	$435,542	$486,207
Interest rate caps	27,736	29,736
Credit risk participation agreements	43,243	41,414
Foreign exchange contracts	47,897	80,535
Mortgage loan commitments	—	1,280
Mortgage loan forward sale contracts	—	3,650
Total notional amount	$554,418	$642,822

The Company’s foreign exchange activity involves the purchase and sale of forward foreign exchange contracts, which are commitments to purchase or deliver a specified amount of foreign currency at a specific future date. This activity enables customers involved in international business to hedge their exposure to foreign currency exchange rate fluctuations. The Company minimizes its related exposure arising from these customer transactions with offsetting contracts for the same currency and time frame. In addition, the Company uses foreign exchange contracts, to a limited extent, for trading purposes, including taking proprietary positions. Risk arises from changes in the currency exchange rate and from the potential for counterparty nonperformance. These risks are controlled by adherence to a foreign exchange trading policy which contains control limits on currency amounts, open positions, maturities and losses, and procedures for approvals, record-keeping, monitoring and reporting. Hedge accounting has not been applied to these foreign exchange activities. The decline in these contracts from 2011 was largely due to lower customer demand and lower volatility in the currency markets during 2012.

The Company’s mortgage banking operation makes commitments to extend fixed rate loans secured by 1-4 family residential properties. The Company’s general practice in previous years was to sell such loans in the secondary market. The related commitments were considered to be derivative instruments. These commitments were recognized on the balance sheet at fair value from their inception through their expiration or funding and had an average term of 60 to 90 days. The Company obtained forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts were matched to a specific loan on a “best efforts” basis, in which the Company was obligated to deliver the loan only if the loan closed. The sale contracts were also accounted for as derivatives. Hedge accounting was not applied to these activities. In late 2011, the Company curtailed the sales of these types of loans, and at December 31, 2012, did not hold any such loans for sale.

Credit risk participation agreements arise when the Company contracts, as a guarantor or beneficiary, with other financial institutions to share credit risk associated with certain interest rate swaps. The Company’s risks and responsibilities as guarantor are further discussed in Note 18 on Commitments, Contingencies and Guarantees.

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At December 31, 2012, the Company had entered into three interest rate swaps with a notional amount of $13.2 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying consolidated statements of income. The table below shows gains and losses related to fair value hedges.

	For the Years Ended December 31
(In thousands)	2012	2011	2010
Gain (loss) on interest rate swaps	$331	$106	$(305)
Gain (loss) on loans	(324)	(95)	291
Amount of hedge ineffectiveness	$7	$11	$(14)

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at December 31, 2012 was $422.4 million. The Company is party to master netting arrangements with its institutional counterparties; however, the Company does not offset assets and liabilities under these arrangements. Collateral, usually in the form of marketable securities, is posted by the counterparty with liability positions, in accordance with contract thresholds. At December 31, 2012, the Company had net liability positions with its financial institution counterparties totaling $16.6 million and had posted $17.2 million in collateral.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, education, and manufacturing. At December 31, 2012, the largest loss exposures were in the groups related to education, real estate and building materials, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company would incur losses of $3.7 million (education), $3.2 million (real estate and building materials), and $2.4 million (manufacturing), based on estimated amounts at December 31, 2012.

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to measure fair value is provided in Note 15 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		December 31			December 31
		2012	2011		2012	2011
(In thousands)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(723)	$(1,053)
Total derivatives designated as hedging instruments		$—	$—		$(723)	$(1,053)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$16,334	$19,051	Other liabilities	$(16,337)	$(19,157)
Interest rate caps	Other assets	1	11	Other liabilities	(1)	(11)
Credit risk participation agreements	Other assets	9	9	Other liabilities	(196)	(141)
Foreign exchange contracts	Other assets	396	2,440	Other liabilities	(461)	(2,343)
Mortgage loan commitments	Other assets	—	20	Other liabilities	—	—
Mortgage loan forward sale contracts	Other assets	—	6	Other liabilities	—	(17)
Total derivatives not designated as hedging instruments		$16,740	$21,537		$(16,995)	$(21,669)
Total derivatives		$16,740	$21,537		$(17,718)	$(22,722)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2012	2011	2010
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$331	$106	$(305)
Total		$331	$106	$(305)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$743	$797	$1,202
Interest rate caps	Other non-interest income	—	—	32
Credit risk participation agreements	Other non-interest income	25	270	101
Foreign exchange contracts	Other non-interest income	(161)	(36)	12
Mortgage loan commitments	Loan fees and sales	(20)	(51)	43
Mortgage loan forward sale contracts	Loan fees and sales	11	(422)	231
Total		$598	$558	$1,621

18. Commitments, Contingencies and Guarantees
The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $6.9 million, $7.4 million and $7.6 million in 2012, 2011 and 2010, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
Year Ended December 31	Real Property	Equipment	Total
2013	$5,247	$107	$5,354
2014	4,753	34	4,787
2015	3,366	25	3,391
2016	2,577	22	2,599
2017	2,209	2	2,211
After	16,532	—	16,532
Total minimum lease payments			$34,874

All leases expire prior to 2055. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2013.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2012	2011
Commitments to extend credit:
Credit card	$3,878,468	$3,497,036
Other	4,500,352	4,070,434
Standby letters of credit, net of participations	359,765	377,103
Commercial letters of credit	12,582	13,626

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

At December 31, 2012, the Company had recorded a liability in the amount of $5.3 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be amortized into income over the life of the commitment. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $359.8 million at December 31, 2012.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2012, purchases and sales of tax credits amounted to $56.9 million and $31.0 million, respectively. At December 31, 2012, the Company had outstanding purchase commitments totaling $149.8 million. The commitments are expected to be funded in 2013 through 2016.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2012, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 4 to 10 years. At December 31, 2012, the liability recorded for guarantor RPAs was $196 thousand, and the notional amount of the underlying swaps was $40.0 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

During the past several years, the Company has carried a liability representing its obligation to share certain estimated litigation costs of Visa, Inc. (Visa). An escrow account was established by Visa and is being used to fund actual litigation settlements as they occur. The escrow account was funded initially with proceeds from an initial public offering in 2008 and subsequently with contributions by Visa. The Company’s indemnification obligation has been periodically adjusted to reflect changes in estimates of litigation costs and has been reduced as funding occurs in the escrow account. As a result of additional funding, the liability was reduced to zero in 2011, as the Company believes that its proportional share of escrow funding to date has more than offset its liability related to the Visa litigation. The Company does have a liability recorded resulting from a preliminary settlement in 2012 related to Visa and MasterCard credit card interchange, which is discussed below.
On July 13, 2012, Visa and MasterCard each announced a preliminary settlement to resolve the plaintiffs' claims in the multi-district interchange litigation and also announced an agreement in principle to resolve the claims brought against them by certain individual retailers in that same litigation. The proposed settlement includes a cash payment to certain merchants of $6.6 billion, of which Visa is responsible for $4.4 billion, and a provision which would reduce credit card interchange income by 10 basis points over an 8 month period likely to begin in mid-2013, 60 days after a court-ordered period. Other provisions include the ability for merchants to surcharge customers for credit card usage, the ability for merchant buying groups to negotiate together with Visa and MasterCard, and the ability to cancel this proposed agreement if more than 25% of all affected merchants opt out of the agreement. The Company estimates that the pre-tax cost of the future reduction of 10 basis points in interchange income for an 8 month period, which is part of the above settlement, would amount to approximately $5.2 million. Accordingly, the Company has established a liability for these anticipated costs.

In December 2011, the Bank reached a class-wide settlement in a class action lawsuit captioned Wolfgeher v. Commerce Bank, Case No. 1:10-cv-22017 (MDL 2036) which alleged that the Bank had improperly charged overdraft fees on certain debit card transactions and claimed refunds for the plaintiff individually and on behalf of other customers as a class. A formal Settlement Agreement and Release related to this lawsuit was signed by the Bank on July 26, 2012. The Bank, while admitting no wrongdoing, agreed to the settlement in order to resolve the litigation and avoid further expense. The settlement provided for a payment of $18.3 million into a class settlement fund, the proceeds of which will be used to issue refunds to class members and to pay attorneys' fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Bank. The Bank also agreed to post debit card transactions in chronological order, beginning no later than April 2013. As a result of the change in the posting order of debit card transactions, the Company currently estimates that overdraft income will be reduced on an annual basis by $6 million to $8 million. A second suit alleging the same facts and also seeking class-action status was filed on June 4, 2010 in Missouri state court. The second suit was stayed in deference to the earlier filed suit, and it is expected that the plaintiff in the Missouri state court suit will opt out of the class-action settlement and pursue his claims as an individual plaintiff. In the opinion of management, the Missouri state court suit is not expected to have a material effect on the financial condition and results of operations of the Company.

On January 4, 2013, the Company was named in a petition by Patrick J. Malloy III, Bankruptcy Trustee for the Bankruptcy Estate of George David Gordon Jr. (“Gordon”). The petition was filed in the District Court in and for Tulsa County, State of Oklahoma and removed to the United States District Court for the Northern District of Oklahoma, and alleges that Gordon was involved in securities fraud and that Bank South, an Oklahoma bank that was subsequently acquired by the Company, together with a lending officer employed by Bank South, are jointly and severally liable, as aiders and abettors of the fraudulent scheme, for losses suffered by defrauded investors. The losses suffered by investors who have assigned their claims to the Trustee are alleged to be in excess of $8 million. The claim alleges that Commerce Bank is liable as a successor by merger to Bank South. Based on facts available to the Company and after discussion with outside counsel handling the matter, it is not possible to determine at this time whether this litigation presents a loss contingency that is probable or estimable. The Company believes it has substantial defenses to this matter and anticipates the matter will be resolved without material loss. No liability has been recorded at this time, in accordance with accounting guidance at ASC 450-20. This matter will continue to be evaluated on an ongoing basis and if further developments result in a loss contingency related to this claim being both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record it accordingly.
The Company has various other lawsuits pending at December 31, 2012, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

19. Related Parties
The Company’s Chief Executive Officer, its Vice Chairman, and its President are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 74% of the outstanding stock of Tower. At December 31, 2012, Tower owned 212,060 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. During these periods, the Company leased several surface parking lots owned by Tower for employee use. Other payments, with the exception of dividend payments, relate to property management services, including construction oversight, on four Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2012	2011	2010
Rent on leased parking lots	$294	$353	$353
Leasing agent fees	63	57	3
Operation of parking garages	75	83	107
Building management fees	1,774	1,615	1,769
Property construction management fees	231	118	24
Dividends paid on Company stock held by Tower	489	177	172
Total	$2,926	$2,403	$2,428

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The maximum borrowings outstanding under this line during 2012 was $5.0 million and the balance outstanding at December 31,

2012 was $2.0 million. The maximum borrowings outstanding during 2011 was $3.0 million and the balance outstanding at December 31, 2011 was zero. Interest of $51 thousand and $22 thousand was paid during 2012 and 2011, respectively. No loans were outstanding during 2010 under this line of credit. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2012, 2011 or 2010, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2012, 2011 and 2010.

Tower leases office space in the Kansas City bank headquarters building owned by the Company. Rent paid to the Company totaled $66 thousand in 2012, $75 thousand in 2011 and $69 thousand in 2010, at $15.08, $15.67 and $15.50 per square foot, respectively.

In the fourth quarter of 2012, the Company purchased various surface parking lots from Tower for $7.1 million. The lots are located in downtown Kansas City and to be used for employee parking.

Directors of the Company and their beneficial interests have deposit accounts with the Bank and may be provided with cash management and other banking services, including loans, in the ordinary course of business. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and did not involve more than the normal risk of collectability.

As discussed in Note 18 on Commitments, Contingencies, and Guarantees, the Company regularly purchases various state tax credits arising from third-party property redevelopment and resells the credits to third parties.  The Company sold state tax credits to its Chief Executive Officer for the price of $465 thousand and $1.0 million in 2012 and 2011, respectively, for personal tax planning. During 2011, state tax credits were sold to his father, a former Chief Executive Officer, for $920 thousand. The terms of the sales and the amounts paid were the same as the terms and amounts paid for similar tax credits by persons not related to the Company.

20. Parent Company Condensed Financial Statements
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2012	2011
Assets
Investment in consolidated subsidiaries:
Banks	$1,983,751	$1,923,498
Non-banks	61,217	54,477
Cash	58	61
Securities purchased under agreements to resell	67,675	118,075
Investment securities:
Available for sale	65,189	74,635
Non-marketable	4,272	2,677
Advances to subsidiaries, net of borrowings	5,504	9,640
Income tax benefits	10,236	2,593
Other assets	13,051	12,381
Total assets	$2,210,953	$2,198,037
Liabilities and stockholders’ equity
Pension obligation	$23,313	$12,958
Other liabilities	20,513	19,032
Total liabilities	43,826	31,990
Stockholders’ equity	2,167,127	2,166,047
Total liabilities and stockholders’ equity	$2,210,953	$2,198,037

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2012	2011	2010
Income
Dividends received from consolidated subsidiaries:
Banks	$235,000	$180,001	$105,000
Non-banks	—	115	105
Earnings of consolidated subsidiaries, net of dividends	34,467	74,260	110,809
Interest and dividends on investment securities	5,074	7,997	12,842
Management fees charged subsidiaries	23,658	19,318	22,621
Investment securities gains (losses)	346	—	(56)
Other	2,067	1,560	2,092
Total income	300,612	283,251	253,413
Expense
Salaries and employee benefits	24,188	21,572	21,293
Professional fees	1,950	1,826	2,322
Data processing fees paid to affiliates	2,664	3,351	3,180
Indemnification obligation	—	(4,432)	(4,405)
Other	7,582	5,975	7,451
Total expense	36,384	28,292	29,841
Income tax expense (benefit)	(5,101)	(1,384)	1,862
Net income	$269,329	$256,343	$221,710

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2012	2011	2010
Operating Activities
Net income	$269,329	$256,343	$221,710
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(34,467)	(74,260)	(110,809)
Other adjustments, net	(7,078)	(1,144)	(4,787)
Net cash provided by operating activities	227,784	180,939	106,114
Investing Activities
(Increase) decrease in securities purchased under agreements to resell	50,400	(40,375)	(30,175)
Decrease in investment in subsidiaries, net	1,195	116	101
Proceeds from sales of investment securities	346	—	185
Proceeds from maturities/pay downs of investment securities	17,063	22,233	26,487
Purchases of investment securities	(2,000)	—	(110)
Decrease in advances to subsidiaries, net	4,136	1,658	2,499
Net (purchases) sales of equipment	(92)	(685)	1,629
Net cash provided by (used in) investing activities	71,048	(17,053)	616
Financing Activities
Purchases of treasury stock	(104,909)	(101,154)	(40,984)
Issuance under stock purchase and equity compensation plans	15,588	15,349	11,310
Net tax benefit related to equity compensation plans	2,094	1,065	1,178
Cash dividends paid on common stock	(211,608)	(79,140)	(78,231)
Net cash used in financing activities	(298,835)	(163,880)	(106,727)
Increase (decrease) in cash	(3)	6	3
Cash at beginning of year	61	55	52
Cash at end of year	$58	$61	$55
Income tax payments (receipts), net	$523	$(2,700)	$2,000

Dividends paid by the Parent to its shareholders were substantially provided from Bank dividends. The Bank may distribute dividends without prior regulatory approval, provided that the dividends do not exceed the sum of net income for the current year and retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Parent charges fees to its subsidiaries for management services provided, which are allocated to the subsidiaries based primarily on total average assets. The Parent makes advances to non-banking subsidiaries and its subsidiary bank holding company. Advances are made to the Parent by its subsidiary bank holding company for investment in temporary liquid securities. Interest on such advances is based on market rates.

For the past several years, the Parent has maintained a $20.0 million line of credit for general corporate purposes with the Bank. The line of credit is secured by investment securities. The Parent has not borrowed under this line during the past three years.

At December 31, 2012, the fair value of available for sale investment securities held by the Parent consisted of investments of $30.7 million in common stock and $34.5 million in non-agency mortgage-backed securities. The Parent’s unrealized net gain in fair value on its investments was $30.7 million at December 31, 2012. The corresponding net of tax unrealized gain included in stockholders’ equity was $19.1 million. Also included in stockholders’ equity was an unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $144.4 million at December 31, 2012.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

We have audited Commerce Bancshares, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Commerce Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 22, 2013

Item 9b.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers is included at the end of Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and under the captions “Proposal One - Election of the 2016 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, “Committees of the Board - Audit Committee and Committee on Governance/Directors” in the definitive proxy statement, which is incorporated herein by reference.

The Company’s financial officer code of ethics for the chief executive officer and senior financial officers of the Company, including the chief financial officer, principal accounting officer or controller, or persons performing similar functions, is available at www.commercebank.com. Amendments to, and waivers of, the code of ethics are posted on this Web site.

Item 11.	EXECUTIVE COMPENSATION
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K regarding executive compensation is included under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation and Human Resources Committee Report”, and “Compensation and Human Resources Committee Interlocks and Insider Participation” in the definitive proxy statement, which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Items 201(d) and 403 of Regulation S-K is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Election of the 2016 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Auditor” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	56
	Consolidated Statements of Income	57
	Consolidated Statements of Comprehensive Income	58
	Consolidated Statements of Cash Flows	59
	Consolidated Statements of Changes in Equity	60
	Notes to Consolidated Financial Statements	61
	Summary of Quarterly Statements of Income	54
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of February 2013.

COMMERCE BANCSHARES, INC.

By:	/s/ JAMES L. SWARTS
James L. Swarts
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February 2013.

By:	/s/ CHARLES G. KIM
Charles G. Kim
Chief Financial Officer

By:	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
(Chief Executive Officer)
Terry D. Bassham
John R. Capps
Earl H. Devanny, III
James B. Hebenstreit	A majority of the Board of Directors*
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
James L. Swarts
Attorney-in-Fact

INDEX TO EXHIBITS

3 —Articles of Incorporation and By-Laws:

(a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated August 10, 1999, and the same are hereby incorporated by reference.

(b) Restated By-Laws, as amended, were filed in current report on Form 8-K dated February 14, 2013, and the same are hereby incorporated by reference.

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

(c) Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors amended and restated as of October 4, 1996 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated November 8, 1996, and the same is hereby incorporated by reference.

(d)(1) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of April 2001 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 8, 2001, and the same is hereby incorporated by reference.

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

(g) Form of Severance Agreement between Commerce Bancshares, Inc. and certain of its executive officers entered into as of October 4, 1996 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated November 8, 1996, and the same is hereby incorporated by reference.

(h) Trust Agreement for the Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2001 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 8, 2001, and the same is hereby incorporated by reference.

(i) Commerce Bancshares, Inc. 2013 Compensatory Arrangements with CEO and Named Executive Officers were filed in two current reports on Form 8-K dated February 5, 2013 and February 14, 2013, respectively, and the same are hereby incorporated by reference.

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

(k) Commerce Bancshares, Inc. Notice of Grant of Stock Options and Option Agreement was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated August 5, 2005, and the same is hereby incorporated by reference.

(l) Commerce Bancshares, Inc. Restricted Stock Award Agreement, pursuant to the Restricted Stock Plan, was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated August 5, 2005, and the same is hereby incorporated by reference.

E-1

(m) Commerce Bancshares, Inc. Stock Appreciation Rights Agreement and Commerce Bancshares, Inc. Restricted Stock Award Agreement, pursuant to the 2005 Equity Incentive Plan, were filed in current report on Form 8-K (Commission file number 0-2989) dated February 23, 2006, and the same are hereby incorporated by reference.

21 — Subsidiaries of the Registrant

23 — Consent of Independent Registered Public Accounting Firm

24 — Power of Attorney

31.1 — Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 — Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 — Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail

E-2