Form 10-Q
period 2013-03-31
COMMERCE BANCSHARES INC /MO/
filed 2013-05-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended March 31, 2013

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
Yes ☐     No ☑
As of April 30, 2013, the registrant had outstanding 90,680,284 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Loans	$9,982,686	$9,831,384
Allowance for loan losses	(168,032)	(172,532)
Net loans	9,814,654	9,658,852
Loans held for sale	9,085	8,827
Investment securities:
Available for sale ($733,496,000 and $736,183,000 pledged in 2013 and 2012,
respectively, to secure repurchase agreements)	9,572,751	9,522,248
Trading	23,400	28,837
Non-marketable	118,620	118,650
Total investment securities	9,714,771	9,669,735
Short-term federal funds sold and securities purchased under agreements to resell	7,820	27,595
Long-term securities purchased under agreements to resell	1,200,000	1,200,000
Interest earning deposits with banks	199,956	179,164
Cash and due from banks	413,019	573,066
Land, buildings and equipment, net	355,464	357,612
Goodwill	125,585	125,585
Other intangible assets, net	4,870	5,300
Other assets	381,984	353,853
Total assets	$22,227,208	$22,159,589
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,170,274	$6,299,903
Savings, interest checking and money market	9,802,838	9,817,943
Time open and C.D.'s of less than $100,000	1,061,350	1,074,618
Time open and C.D.'s of $100,000 and over	1,480,405	1,156,189
Total deposits	18,514,867	18,348,653
Federal funds purchased and securities sold under agreements to repurchase	1,126,858	1,083,550
Other borrowings	102,783	103,710
Other liabilities	303,509	452,102
Total liabilities	20,048,017	19,988,015
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 91,729,235 shares in 2013 and 2012	458,646	458,646
Capital surplus	1,101,445	1,102,507
Retained earnings	517,792	477,210
Treasury stock of 870,391 shares in 2013 and 196,922 shares in 2012, at cost	(32,501)	(7,580)
Accumulated other comprehensive income	129,763	136,344
Total Commerce Bancshares, Inc. stockholders' equity	2,175,145	2,167,127
Non-controlling interest	4,046	4,447
Total equity	2,179,191	2,171,574
Total liabilities and equity	$22,227,208	$22,159,589
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2013	2012
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$107,786	$111,756
Interest and fees on loans held for sale	85	105
Interest on investment securities	44,959	53,758
Interest on short-term federal funds sold and securities purchased under
agreements to resell	9	17
Interest on long-term securities purchased under agreements to resell	5,829	4,275
Interest on deposits with banks	77	55
Total interest income	158,745	169,966
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,924	5,081
Time open and C.D.'s of less than $100,000	1,749	2,106
Time open and C.D.'s of $100,000 and over	1,699	1,911
Interest on federal funds purchased and securities sold under
agreements to repurchase	218	225
Interest on other borrowings	812	906
Total interest expense	8,402	10,229
Net interest income	150,343	159,737
Provision for loan losses	3,285	8,165
Net interest income after provision for loan losses	147,058	151,572
NON-INTEREST INCOME
Bank card transaction fees	38,550	34,733
Trust fees	25,169	22,814
Deposit account charges and other fees	18,712	19,336
Capital market fees	4,391	6,871
Consumer brokerage services	2,686	2,526
Loan fees and sales	1,473	1,561
Other	8,896	6,742
Total non-interest income	99,877	94,583
INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment reversals on debt securities	1,389	5,587
Noncredit-related reversals on securities not expected to be sold	(1,831)	(5,907)
Net impairment losses	(442)	(320)
Realized gains (losses) on sales and fair value adjustments	(1,723)	4,360
Investment securities gains (losses), net	(2,165)	4,040
NON-INTEREST EXPENSE
Salaries and employee benefits	90,881	89,543
Net occupancy	11,235	11,260
Equipment	4,683	5,189
Supplies and communication	5,589	5,613
Data processing and software	18,951	17,469
Marketing	3,359	3,822
Deposit insurance	2,767	2,520
Other	17,572	15,045
Total non-interest expense	155,037	150,461
Income before income taxes	89,733	99,734
Less income taxes	28,925	32,920
Net income	60,808	66,814
Less non-controlling interest expense (income)	(209)	1,015
Net income attributable to Commerce Bancshares, Inc.	$61,017	$65,799
Net income per common share — basic	$.67	$.70
Net income per common share — diluted	$.67	$.70
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2013	2012
	(Unaudited)
Net income	$60,808	$66,814
Other comprehensive income (loss):
Net unrealized gains on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	1,137	3,360
Net unrealized gains (losses) on other securities	(8,193)	3,706
Pension loss amortization	475	452
Other comprehensive income (loss)	(6,581)	7,518
Comprehensive income	54,227	74,332
Less non-controlling interest expense (income)	(209)	1,015
Comprehensive income attributable to Commerce Bancshares, Inc.	$54,436	$73,317
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2013	$458,646	$1,102,507	$477,210	$(7,580)	$136,344	$4,447	$2,171,574
Net income			61,017			(209)	60,808
Other comprehensive loss					(6,581)		(6,581)
Distributions to non-controlling interest						(192)	(192)
Purchase of treasury stock				(29,993)			(29,993)
Issuance of stock under purchase and equity compensation plans		(1,146)		3,752			2,606
Net tax benefit related to equity compensation plans		181					181
Stock-based compensation		1,223					1,223
Issuance of nonvested stock awards		(1,320)		1,320			—
Cash dividends ($.225 per share)			(20,435)				(20,435)
Balance March 31, 2013	$458,646	$1,101,445	$517,792	$(32,501)	$129,763	$4,046	$2,179,191
Balance January 1, 2012	$446,387	$1,042,065	$575,419	$(8,362)	$110,538	$4,314	$2,170,361
Net income			65,799			1,015	66,814
Other comprehensive income					7,518		7,518
Distributions to non-controlling interest						(1,459)	(1,459)
Purchase of treasury stock				(31,600)			(31,600)
Issuance of stock under purchase and equity compensation plans		(3,065)		9,019			5,954
Net tax benefit related to equity compensation plans		649					649
Stock-based compensation		1,407					1,407
Issuance of nonvested stock awards		(8,071)		8,071			—
Cash dividends ($.219 per share)			(20,438)				(20,438)
Balance March 31, 2012	$446,387	$1,032,985	$620,780	$(22,872)	$118,056	$3,870	$2,199,206
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2013	2012
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$60,808	$66,814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,285	8,165
Provision for depreciation and amortization	10,424	11,021
Amortization of investment security premiums, net	12,539	11,987
Investment securities (gains) losses, net(A)	2,165	(4,040)
Net gains on sales of loans held for sale	—	(358)
Proceeds from sales of loans held for sale	—	21,699
Net (increase) decrease in trading securities	9,609	(11,300)
Stock-based compensation	1,223	1,407
(Increase) decrease in interest receivable	(5)	3,825
Increase in interest payable	246	114
Increase in income taxes payable	26,894	23,496
Net tax benefit related to equity compensation plans	(181)	(649)
Other changes, net	(28,936)	(12,036)
Net cash provided by operating activities	98,071	120,145
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	52	6,986
Proceeds from maturities/pay downs of investment securities(A)	674,270	643,378
Purchases of investment securities(A)	(934,142)	(558,651)
Net increase in loans	(159,087)	(81,658)
Long-term securities purchased under agreements to resell	(50,000)	—
Repayments of long-term securities purchased under agreements to resell	50,000	—
Purchases of land, buildings and equipment	(5,867)	(5,393)
Sales of land, buildings and equipment	404	701
Net cash provided by (used in) investing activities	(424,370)	5,363
FINANCING ACTIVITIES:
Net decrease in non-interest bearing, savings, interest checking and money market deposits	(138,419)	(84,876)
Net increase in time open and C.D.'s	310,948	35,703
Net increase (decrease) in short-term federal funds purchased and securities sold under
agreements to repurchase	43,308	(133,093)
Repayment of long-term borrowings	(927)	(297)
Purchases of treasury stock	(29,993)	(31,600)
Issuance of stock under stock purchase and equity compensation plans	2,606	5,954
Net tax benefit related to equity compensation plans	181	649
Cash dividends paid on common stock	(20,435)	(1,074)
Net cash provided by (used in) financing activities	167,269	(208,634)
Decrease in cash and cash equivalents	(159,030)	(83,126)
Cash and cash equivalents at beginning of year	779,825	517,551
Cash and cash equivalents at March 31	$620,795	$434,425
(A) Available for sale and non-marketable securities
Income tax payments, net	$2,031	$9,271
Interest paid on deposits and borrowings	$8,156	$10,115
Loans transferred to foreclosed real estate	$3,925	$1,311
Cash dividends payable on common stock at end of period	$—	$19,364
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2012 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2012 Annual Report on Form 10-K.

2. Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at March 31, 2013 and December 31, 2012 are as follows:

(In thousands)	March 31, 2013	December 31, 2012
Commercial:
Business	$3,206,594	$3,134,801
Real estate – construction and land	353,659	355,996
Real estate – business	2,213,353	2,214,975
Personal Banking:
Real estate – personal	1,626,106	1,584,859
Consumer	1,408,246	1,289,650
Revolving home equity	420,219	437,567
Consumer credit card	750,671	804,245
Overdrafts	3,838	9,291
Total loans	$9,982,686	$9,831,384

At March 31, 2013, loans of $3.3 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three months ended March 31, 2013 and 2012 follows:

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at January 1	$105,725	$66,807	$172,532	$122,497	$62,035	$184,532
Provision	(6,590)	9,875	3,285	(3,198)	11,363	8,165
Deductions:
Loans charged off	705	11,801	12,506	2,528	13,389	15,917
Less recoveries on loans	1,391	3,330	4,721	703	4,049	4,752
Net loan charge-offs (recoveries)	(686)	8,471	7,785	1,825	9,340	11,165
Balance at March 31	$99,821	$68,211	$168,032	$117,474	$64,058	$181,532

The following table shows the balance in the allowance for loan losses and the related loan balance at March 31, 2013 and December 31, 2012, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
March 31, 2013
Commercial	$8,345	$79,857	$91,476	$5,693,749
Personal Banking	2,772	31,241	65,439	4,177,839
Total	$11,117	$111,098	$156,915	$9,871,588
December 31, 2012
Commercial	$5,434	$80,807	$100,291	$5,624,965
Personal Banking	2,051	36,111	64,756	4,089,501
Total	$7,485	$116,918	$165,047	$9,714,466

Impaired loans

The table below shows the Company’s investment in impaired loans at March 31, 2013 and December 31, 2012. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 13.

(In thousands)	Mar. 31, 2013	Dec. 31, 2012
Non-accrual loans	$44,739	$51,410
Restructured loans (accruing)	66,359	65,508
Total impaired loans	$111,098	$116,918

The following table provides additional information about impaired loans held by the Company at March 31, 2013 and December 31, 2012, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2013
With no related allowance recorded:
Business	$8,563	$9,000	$—
Real estate – construction and land	10,975	19,528	—
Real estate – business	5,692	8,776	—
	$25,230	$37,304	$—
With an allowance recorded:
Business	$20,222	$24,477	$3,082
Real estate – construction and land	20,611	21,838	2,808
Real estate – business	13,794	20,119	2,455
Real estate – personal	11,952	14,930	1,536
Consumer	4,548	4,548	116
Revolving home equity	810	810	35
Consumer credit card	13,931	13,931	1,085
	$85,868	$100,653	$11,117
Total	$111,098	$137,957	$11,117
December 31, 2012
With no related allowance recorded:
Business	$9,964	$12,697	$—
Real estate – construction and land	8,440	15,102	—
Real estate – business	5,484	8,200	—
Real estate – personal	1,166	1,380	—
Revolving home equity	$510	$843	—
	$25,564	$38,222	$—
With an allowance recorded:
Business	$19,358	$22,513	$1,888
Real estate – construction and land	20,446	25,808	1,762
Real estate – business	17,115	23,888	1,784
Real estate – personal	14,157	17,304	857
Consumer	4,779	4,779	93
Revolving home equity	779	779	18
Consumer credit card	14,720	14,720	1,083
	$91,354	$109,791	$7,485
Total	$116,918	$148,013	$7,485

Total average impaired loans for the three month periods ending March 31, 2013 and 2012, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended March 31, 2013
Non-accrual loans	$41,108	$6,059	$47,167
Restructured loans (accruing)	38,642	27,291	65,933
Total	$79,750	$33,350	$113,100
For the three months ended March 31, 2012
Non-accrual loans	$67,564	$7,409	$74,973
Restructured loans (accruing)	40,226	23,554	63,780
Total	$107,790	$30,963	$138,753

The table below shows interest income recognized during the three month periods ending March 31, 2013 and 2012 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 13.

	For the Three Months Ended March 31
(In thousands)	2013	2012
Interest income recognized on impaired loans:
Business	$397	$105
Real estate – construction and land	202	250
Real estate – business	61	54
Real estate – personal	73	14
Consumer	93	—
Revolving home equity	9	—
Consumer credit card	240	326
Total	$1,075	$749

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2013 and December 31, 2012.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2013
Commercial:
Business	$3,178,043	$15,387	$1,085	$12,079	$3,206,594
Real estate – construction and land	328,115	12,570	—	12,974	353,659
Real estate – business	2,194,179	4,709	176	14,289	2,213,353
Personal Banking:
Real estate – personal	1,608,631	9,721	2,368	5,386	1,626,106
Consumer	1,392,285	13,838	2,112	11	1,408,246
Revolving home equity	413,731	5,551	937	—	420,219
Consumer credit card	733,293	9,041	8,337	—	750,671
Overdrafts	2,684	1,154	—	—	3,838
Total	$9,850,961	$71,971	$15,015	$44,739	$9,982,686
December 31, 2012
Commercial:
Business	$3,110,403	$10,054	$1,288	$13,056	$3,134,801
Real estate – construction and land	325,541	16,721	56	13,678	355,996
Real estate – business	2,194,395	3,276	—	17,304	2,214,975
Personal Banking:
Real estate – personal	1,564,281	10,862	2,854	6,862	1,584,859
Consumer	1,273,581	13,926	2,143	—	1,289,650
Revolving home equity	433,437	2,121	1,499	510	437,567
Consumer credit card	786,081	10,657	7,507	—	804,245
Overdrafts	8,925	366	—	—	9,291
Total	$9,696,644	$67,983	$15,347	$51,410	$9,831,384

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
March 31, 2013
Pass	$3,080,972	$296,540	$2,101,294	$5,478,806
Special mention	69,708	8,660	46,436	124,804
Substandard	43,835	35,485	51,334	130,654
Non-accrual	12,079	12,974	14,289	39,342
Total	$3,206,594	$353,659	$2,213,353	$5,773,606
December 31, 2012
Pass	$3,018,062	$297,156	$2,103,913	$5,419,131
Special mention	58,793	11,400	38,396	108,589
Substandard	44,890	33,762	55,362	134,014
Non-accrual	13,056	13,678	17,304	44,038
Total	$3,134,801	$355,996	$2,214,975	$5,705,772

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At March 31, 2013, these were comprised of $222.3 million in personal real estate loans and $95.3 million in consumer loans, or 7.5% of the Personal Banking portfolio. At December 31, 2012, these were comprised of $224.5 million in personal real estate loans and $87.4 million in consumer loans, or 7.6% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2013 and December 31, 2012 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2013
FICO score:
Under 600	2.0%	6.0%	2.3%	4.5%
600 - 659	3.4	11.6	5.2	12.3
660 - 719	9.8	24.5	16.1	33.6
720 - 779	27.0	27.1	30.6	28.3
780 and Over	57.8	30.8	45.8	21.3
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2012
FICO score:
Under 600	2.3%	6.7%	2.6%	4.4%
600 - 659	3.2	11.3	5.3	11.7
660 - 719	10.4	24.4	15.2	32.1
720 - 779	26.6	26.4	30.0	28.2
780 and Over	57.5	31.2	46.9	23.6
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $92.8 million at March 31, 2013. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $26.4 million at March 31, 2013. Other performing restructured loans totaled $66.4 million at March 31, 2013. These are are partly comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $42.3 million at March 31, 2013. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $13.9 million at March 31, 2013. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At March 31, 2013, these loans totaled $10.2 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at March 31, 2013, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2013	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$25,520	$106
Real estate - construction and land	29,586	2,664
Real estate - business	10,204	3,906
Personal Banking:
Real estate - personal	8,178	46
Consumer	4,537	209
Revolving home equity	810	163
Consumer credit card	13,931	881
Total restructured loans	$92,766	$7,975

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. However, the effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $1.5 million on an annual, pre-tax basis, compared to amounts contractually owed.

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

If a troubled debt restructuring defaults and is already on non-accrual status, the allowance for loan losses continues to be based on individual evaluation, using discounted expected cash flows or the fair value of collateral. If an accruing troubled debt restructuring defaults, the loan's risk rating is downgraded to non-accrual status and the loan's related allowance for loan losses is determined based on individual evaluation, or if necessary, the loan is charged off and collection efforts begun.

The Company had commitments of $14.9 million at March 31, 2013 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $14.2 million and $13.5 million at March 31, 2013 and December 31, 2012, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.6 million and $3.5 million at March 31, 2013 and December 31, 2012, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

3. Investment Securities

Investment securities, at fair value, consisted of the following at March 31, 2013 and December 31, 2012.

(In thousands)	Mar. 31, 2013	Dec. 31, 2012
Available for sale	$9,572,751	$9,522,248
Trading	23,400	28,837
Non-marketable	118,620	118,650
Total investment securities	$9,714,771	$9,669,735

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $45.4 million at both March 31, 2013 and December 31, 2012. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $73.2 million at both March 31, 2013 and December 31, 2012.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2013 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
After 1 but within 5 years	$245,326	$274,127
After 5 but within 10 years	79,911	93,321
After 10 years	72,452	69,860
Total U.S. government and federal agency obligations	397,689	437,308
Government-sponsored enterprise obligations:
Within 1 year	12,637	12,734
After 1 but within 5 years	97,483	100,759
After 5 but within 10 years	169,711	168,919
After 10 years	171,279	171,290
Total government-sponsored enterprise obligations	451,110	453,702
State and municipal obligations:
Within 1 year	105,160	105,961
After 1 but within 5 years	683,255	710,447
After 5 but within 10 years	559,371	570,030
After 10 years	280,828	272,730
Total state and municipal obligations	1,628,614	1,659,168
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,152,708	3,268,377
Non-agency mortgage-backed securities	229,520	243,907
Asset-backed securities	3,271,145	3,285,310
Total mortgage and asset-backed securities	6,653,373	6,797,594
Other debt securities:
Within 1 year	38,213	39,484
After 1 but within 5 years	45,774	46,724
After 5 but within 10 years	86,381	85,811
Total other debt securities	170,368	172,019
Equity securities	19,255	52,960
Total available for sale investment securities	$9,320,409	$9,572,751

Investments in U.S. government securities are comprised mainly of U.S. Treasury inflation-protected securities (TIPS), which totaled $437.2 million, at fair value, at March 31, 2013. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $128.1 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $37.0 million at March 31, 2013.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. government and federal agency obligations	$397,689	$42,212	$(2,593)	$437,308
Government-sponsored enterprise obligations	451,110	4,119	(1,527)	453,702
State and municipal obligations	1,628,614	46,279	(15,725)	1,659,168
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,152,708	117,875	(2,206)	3,268,377
Non-agency mortgage-backed securities	229,520	14,595	(208)	243,907
Asset-backed securities	3,271,145	15,967	(1,802)	3,285,310
Total mortgage and asset-backed securities	6,653,373	148,437	(4,216)	6,797,594
Other debt securities	170,368	2,333	(682)	172,019
Equity securities	19,255	33,705	—	52,960
Total	$9,320,409	$277,085	$(24,743)	$9,572,751
December 31, 2012
U.S. government and federal agency obligations	$399,971	$40,395	$(1,607)	$438,759
Government-sponsored enterprise obligations	467,063	5,188	(677)	471,574
State and municipal obligations	1,585,926	46,076	(16,295)	1,615,707
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,248,007	132,953	(5)	3,380,955
Non-agency mortgage-backed securities	224,223	12,906	(118)	237,011
Asset-backed securities	3,152,913	15,848	(1,367)	3,167,394
Total mortgage and asset-backed securities	6,625,143	161,707	(1,490)	6,785,360
Other debt securities	174,727	3,127	(102)	177,752
Equity securities	5,695	27,401	—	33,096
Total	$9,258,525	$283,894	$(20,171)	$9,522,248

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2013, the fair value of securities on this watch list was $214.8 million compared to $220.7 million at December 31, 2012.

As of March 31, 2013, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $96.4 million. The cumulative credit-related portion of the impairment initially recorded on these securities totaled $12.0 million and was recorded in earnings. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	2%	-	25%
Projected cumulative default	15%	-	58%
Credit support	0%	-	16%
Loss severity	17%	-	95%

The following table shows changes in the credit losses recorded in earnings during the during the three months ended March 31, 2013 and 2012, for which a portion of an OTTI was recognized in other comprehensive income.

	For the Three Months Ended March 31
(In thousands)	2013	2012
Balance at January 1	$11,306	$9,931
Credit losses on debt securities for which impairment was previously recognized	442	320
Increase in expected cash flows that are recognized over remaining life of security	(20)	(38)
Balance at March 31	$11,728	$10,213

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
U.S. government and federal agency obligations	$69,860	$2,593	$—	$—	$69,860	$2,593
Government-sponsored enterprise obligations	177,432	1,527	—	—	177,432	1,527
State and municipal obligations	165,614	3,500	82,492	12,225	248,106	15,725
Mortgage and asset-backed securities:
Agency mortgage-backed securities	463,362	2,206	—	—	463,362	2,206
Non-agency mortgage-backed securities	22,953	131	8,026	77	30,979	208
Asset-backed securities	594,084	988	114,122	814	708,206	1,802
Total mortgage and asset-backed securities	1,080,399	3,325	122,148	891	1,202,547	4,216
Other debt securities	71,722	682	—	—	71,722	682
Total	$1,565,027	$11,627	$204,640	$13,116	$1,769,667	$24,743
December 31, 2012
U.S. government and federal agency obligations	$71,464	$1,607	$—	$—	$71,464	$1,607
Government-sponsored enterprise obligations	102,082	677	—	—	102,082	677
State and municipal obligations	173,600	2,107	80,530	14,188	254,130	16,295
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,874	5	—	—	5,874	5
Non-agency mortgage-backed securities	—	—	12,609	118	12,609	118
Asset-backed securities	338,007	976	78,684	391	416,691	1,367
Total mortgage and asset-backed securities	343,881	981	91,293	509	435,174	1,490
Other debt securities	39,032	102	—	—	$39,032	$102
Total	$730,059	$5,474	$171,823	$14,697	$901,882	$20,171

The total available for sale portfolio consisted of approximately 1,700 individual securities at March 31, 2013. The portfolio included 197 securities, having an aggregate fair value of $1.8 billion, that were in an unrealized loss position at March 31, 2013, compared to 144 securities, with a fair value of $901.9 million, at December 31, 2012. The total amount of unrealized loss on these securities increased $4.6 million to $24.7 million at March 31, 2013, which was partly related to recent acquisitions of mortgage and asset-backed securities. At March 31, 2013, securities in an unrealized loss position for 12 months or longer included those with temporary impairment totaling $202.2 million, or 2.1% of the total portfolio value, and other securities identified as other-than-temporarily impaired totaling $2.4 million.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $15.7 million at March 31, 2013. Of these losses, $12.2 million related to auction rate securities, which are discussed above, and $3.5 million related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $1.5 billion at fair value, or 16.0% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At March 31, 2013
Texas	10.0%	5.5	Aa1
Florida	9.5	5.0	Aa2
Ohio	5.8	5.5	Aa2
Washington	5.6	5.1	Aa2
New York	5.1	7.0	Aa2
General obligation	31.9%	5.0	Aa2
Housing	17.6	6.6	Aa1
Lease	15.4	5.0	Aa3
Transportation	13.2	4.6	Aa3
Limited tax	5.1	5.7	Aa1

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2013	2012
Proceeds from sales of available for sale securities	$—	$4,951
Proceeds from sales of non-marketable securities	52	2,035
Total proceeds	$52	$6,986
Available for sale:
Gains realized on sales	$—	$342
Other-than-temporary impairment recognized on debt securities	(442)	(320)
Non-marketable:
Gains realized on sales	52	93
Losses realized on sales	—	(200)
Fair value adjustments, net	(1,775)	4,125
Investment securities gains (losses), net	$(2,165)	$4,040

At March 31, 2013, securities totaling $4.8 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $733.5 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

4. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2013				December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$25,720	$(21,353)	$—	$4,367	$25,720	$(20,892)	$—	$4,828
Mortgage servicing rights	3,202	(2,363)	(336)	503	3,132	(2,267)	(393)	472
Total	$28,922	$(23,716)	$(336)	$4,870	$28,852	$(23,159)	$(393)	$5,300

Aggregate amortization expense on intangible assets was $557 thousand and $684 thousand, respectively, for the three month periods ended March 31, 2013 and 2012. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2013. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2013	$1,740
2014	1,265
2015	923
2016	613
2017	343

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2013 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2013	$125,585	$4,828	$472
Originations	—	—	70
Amortization	—	(461)	(96)
Impairment reversal	—	—	57
Balance March 31, 2013	$125,585	$4,367	$503

Goodwill allocated to the Company’s operating segments at March 31, 2013 and December 31, 2012 is shown below.

(In thousands)
Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746
Total goodwill	$125,585

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31,

2013 that net liability was $4.3 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $334.2 million at March 31, 2013.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at March 31, 2013, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 4 to 10 years. At March 31, 2013, the liability recorded for guarantor RPAs was $139 thousand, and the notional amount of the underlying swaps was $39.2 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

6. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2013	2012
Service cost - benefits earned during the period	$132	$103
Interest cost on projected benefit obligation	1,122	1,287
Expected return on plan assets	(1,609)	(1,645)
Amortization of unrecognized net loss	767	730
Net periodic pension cost	$412	$475

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During 2012, the Company made a discretionary contribution of $1.5 million to its defined benefit pension plan in order to reduce pension guarantee premiums, but has made no subsequent contributions to the defined benefit plan in 2013. The Company also made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2013.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2013	2012
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$61,017	$65,799
Less income allocated to nonvested restricted stockholders	594	562
Net income available to common stockholders	$60,423	$65,237
Weighted average common shares outstanding	90,211	92,632
Basic income per common share	$.67	$.70
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$61,017	$65,799
Less income allocated to nonvested restricted stockholders	593	561
Net income available to common stockholders	$60,424	$65,238
Weighted average common shares outstanding	90,211	92,632
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	233	352
Weighted average diluted common shares outstanding	90,444	92,984
Diluted income per common share	$.67	$.70

All unexercised stock options and stock appreciation rights were included in the computations of diluted income per share for the three month periods ended March 31, 2013 and 2012.

8. Accumulated Other Comprehensive Income

The table below shows the activity and accumulated balances for components of other comprehensive income. The largest component is the unrealized holding gains and losses on available for sale securities. Unrealized gains and losses on debt securities for which an other-than-temporary impairment (OTTI) has been recorded in current earnings are shown separately below. The other component is the amortization from other comprehensive income of losses associated with pension benefits, which occurs as the losses are included in current net periodic pension cost.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2013	$3,245	$160,263	$(27,164)	$136,344
Other comprehensive income before reclassifications	1,392	(13,215)	—	(11,823)
Amounts reclassified from accumulated other comprehensive income	442	—	767	1,209
Current period other comprehensive income (loss), before tax	1,834	(13,215)	767	(10,614)
Income tax expense (benefit)	(697)	5,022	(292)	4,033
Current period other comprehensive income (loss), net of tax	1,137	(8,193)	475	(6,581)
Balance March 31, 2013	$4,382	$152,070	$(26,689)	$129,763
Balance January 1, 2012	$(4,321)	$136,137	$(21,278)	$110,538
Other comprehensive income before reclassifications	5,100	6,319	—	11,419
Amounts reclassified from accumulated other comprehensive income	320	(342)	730	708
Current period other comprehensive income, before tax	5,420	5,977	730	12,127
Income tax expense	(2,060)	(2,271)	(278)	(4,609)
Current period other comprehensive income, net of tax	3,360	3,706	452	7,518
Balance March 31, 2012	$(961)	$139,843	$(20,826)	$118,056
(1) The pre-tax amounts reclassified from accumulated other comprehensive income are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic pension cost as "amortization of unrecognized net loss" (see Note 6).

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2013
Net interest income	$67,213	$70,959	$10,330	$148,502	$1,841	$150,343
Provision for loan losses	(8,211)	489	(48)	(7,770)	4,485	(3,285)
Non-interest income	26,725	44,506	28,703	99,934	(57)	99,877
Investment securities losses, net	—	—	—	—	(2,165)	(2,165)
Non-interest expense	(67,911)	(58,907)	(24,308)	(151,126)	(3,911)	(155,037)
Income before income taxes	$17,816	$57,047	$14,677	$89,540	$193	$89,733
Three Months Ended March 31, 2012
Net interest income	$69,093	$71,529	$9,757	$150,379	$9,358	$159,737
Provision for loan losses	(9,307)	(1,831)	(42)	(11,180)	3,015	(8,165)
Non-interest income	27,188	42,894	26,155	96,237	(1,654)	94,583
Investment securities gains, net	—	—	—	—	4,040	4,040
Non-interest expense	(66,115)	(55,969)	(22,767)	(144,851)	(5,610)	(150,461)
Income before income taxes	$20,859	$56,623	$13,103	$90,585	$9,149	$99,734

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

Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. This activity increased in the first quarter of 2013 due to higher customer demand. Also, the Company's past practice of originating and selling fixed rate personal real estate loans to other institutions resulted in mortgage loan commitments and forward sales contracts. In late 2011, the Company curtailed the sales of these types of loans and did not hold such loans for sale at March 31, 2013 or December 31, 2012.

(In thousands)	March 31, 2013	December 31, 2012
Interest rate swaps	$424,750	$435,542
Interest rate caps	11,236	27,736
Credit risk participation agreements	42,297	43,243
Foreign exchange contracts	80,597	47,897
Total notional amount	$558,880	$554,418

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At March 31, 2013, the Company had entered into three interest rate swaps with a notional amount of $12.8 million, included in the table above, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended March 31
(In thousands)	2013	2012
Gain (loss) on interest rate swaps	$125	$88
Gain (loss) on loans	(122)	(85)
Amount of hedge ineffectiveness	$3	$3

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at March 31, 2013 was $411.9 million. The Company is party to master netting arrangements with many of its derivative counterparties; however, the Company does not offset assets and liabilities under these arrangements for balance sheet presentation, as the effect of offsetting is not significant. Additional information about the potential effects of offsetting and collateral amounts pledged by the Company is provided in Note 11 on Balance Sheet Offsetting.

Many of the Company’s interest rate swap contracts with large financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions or can require instant settlement of the contracts. The Company maintains debt ratings and capital well above these minimum requirements.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, education, communications, consumer products, and manufacturing. At March 31, 2013, the largest loss exposures were in the groups related to education, real estate, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $3.5 million (education), $3.1 million (real estate and building materials) and $2.2 million (manufacturing) at March 31, 2013.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 13 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Mar. 31, 2013	Dec. 31, 2012	Balance Sheet	Mar. 31, 2013	Dec. 31, 2012
(In thousands)	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(597)	$(723)
Total derivatives designated as hedging instruments		$—	$—		$(597)	$(723)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$14,879	$16,334	Other liabilities	$(14,882)	$(16,337)
Interest rate caps	Other assets	1	1	Other liabilities	(1)	(1)
Credit risk participation agreements	Other assets	8	9	Other liabilities	(139)	(196)
Foreign exchange contracts	Other assets	1,257	396	Other liabilities	(1,175)	(461)
Total derivatives not designated as hedging instruments		$16,145	$16,740		$(16,197)	$(16,995)
Total derivatives		$16,145	$16,740		$(16,794)	$(17,718)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2013	2012
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$125	$88
Total		$125	$88
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$139	$117
Credit risk participation agreements	Other non-interest income	56	(2)
Foreign exchange contracts	Other non-interest income	147	(140)
Mortgage loan commitments	Loan fees and sales	—	(20)
Mortgage loan forward sale contracts	Loan fees and sales	—	11
Total		$342	$(34)

11. Balance Sheet Offsetting

The following tables show the extent to which assets and liabilities relating to derivative instruments, securities purchased under agreements to resell (resell agreements), and securities sold under agreements to repurchase (repurchase agreements) have been offset in the consolidated balance sheets. They also provide information about these instruments which are subject to an enforceable master netting arrangement, irrespective of whether they are offset, and the extent to which the instruments could potentially be offset. Also shown is collateral received or pledged in the form of other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. Most of the assets and liabilities in the following tables were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

The financial collateral securing these arrangements consists of marketable securities. These are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Collateral posted by the Company to financial institution counterparties under derivative contracts is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. Derivative transactions with customers are generally secured by non-financial collateral, such as real and personal property, which is not shown in the table below. Collateral accepted or pledged in resell and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees. The Company generally retains custody of securities pledged for repurchase agreements with customers.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Securities Collateral Received/Pledged	Net Amount
March 31, 2013
Assets:
Derivatives subject to master netting agreements	$15,752	$—	$15,752	$(1,180)	$—	$14,572
Derivatives not subject to master netting agreements	393	—	393
Total derivatives	16,145	—	16,145
Total resell agreements, subject to master netting arrangements	1,500,000	(300,000)	1,200,000	—	(1,200,000)	—
Liabilities:
Derivatives subject to master netting agreements	16,105	—	16,105	(1,180)	(13,558)	1,367
Derivatives not subject to master netting agreements	689	—	689
Total derivatives	16,794	—	16,794
Total repurchase agreements, subject to master netting arrangements	1,390,108	(300,000)	1,090,108	—	(1,090,108)	—
December 31, 2012
Assets:
Derivatives subject to master netting agreements	$16,475	$—	$16,475	$(603)	$—	$15,872
Derivatives not subject to master netting agreements	265	—	265
Total derivatives	16,740	—	16,740
Total resell agreements, subject to master netting arrangements	1,500,000	(300,000)	1,200,000	—	(1,200,000)	—
Liabilities:
Derivatives subject to master netting agreements	17,315	—	17,315	(603)	(16,017)	695
Derivatives not subject to master netting agreements	403	—	403
Total derivatives	17,718	—	17,718
Total repurchase agreements, subject to master netting arrangements	1,359,040	(300,000)	1,059,040	—	(1,059,040)	—

During 2012, the Company entered into several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $300.0 million at both March 31, 2013 and December 31, 2012. At March 31, 2013, the Company had posted collateral consisting of $313.5 million in agency mortgage-backed securities and accepted $341.7 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

12. Stock-Based Compensation

The Company has historically issued stock-based compensation in the form of nonvested restricted stock, stock options and stock appreciation rights (SARs). The Company usually issues most of its annual stock-based compensation during the first quarter of each year. However, in 2013, due to plan administration considerations, this process was postponed until April. On April 17, 2013, 184,546 shares of nonvested restricted stock and SARs pertaining to 214,233 shares were granted.

The stock-based compensation expense that has been charged against income was $1.2 million and $1.4 million for the three month periods ended March 31, 2013 and 2012, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2013, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	882,803	$34.62
Granted	70,003	35.46
Vested	(35,812)	34.65
Forfeited	(9,795)	24.35
Canceled	(25,827)	30.59
Nonvested at March 31, 2013	881,372	$34.81

SARs and stock options are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs vest ratably over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. Stock options, which have not been granted since 2005, vested ratably over 3 years of continuous service and also have 10-year contractual terms. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant.

A summary of option activity during the first three months of 2013 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	768,773	$31.51
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(97,413)	27.42
Outstanding at March 31, 2013	671,360	$32.11	1.5 years	$5,857

A summary of SAR activity during the first three months of 2013 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,787,376	$36.07
Granted	—	—
Forfeited	(1,521)	31.31
Expired	—	—
Exercised	(48,070)	36.13
Outstanding at March 31, 2013	1,737,785	$36.07	3.9 years	$8,267

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the March 31, 2013 and December 31, 2012 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2013 or the year ended December 31, 2012.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$437,308	$437,308	$—	$—
Government-sponsored enterprise obligations	453,702	—	453,702	—
State and municipal obligations	1,659,168	—	1,531,025	128,143
Agency mortgage-backed securities	3,268,377	—	3,268,377	—
Non-agency mortgage-backed securities	243,907	—	243,907	—
Other asset-backed securities	3,285,310	—	3,285,310	—
Other debt securities	172,019	—	172,019	—
Equity securities	52,960	34,563	18,397	—
Trading securities	23,400	—	23,400	—
Private equity investments	68,103	—	—	68,103
Derivatives *	16,145	—	16,137	8
Assets held in trust	6,531	6,531	—	—
Total assets	$9,686,930	$478,402	$9,012,274	$196,254
Liabilities:
Derivatives *	$16,794	$—	$16,655	$139
Total liabilities	$16,794	$—	$16,655	$139
December 31, 2012
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$438,759	$438,759	$—	$—
Government-sponsored enterprise obligations	471,574	—	471,574	—
State and municipal obligations	1,615,707	—	1,489,293	126,414
Agency mortgage-backed securities	3,380,955	—	3,380,955	—
Non-agency mortgage-backed securities	237,011	—	237,011	—
Other asset-backed securities	3,167,394	—	3,167,394	—
Other debt securities	177,752	—	177,752	—
Equity securities	33,096	17,835	15,261	—
Trading securities	28,837	—	28,837	—
Private equity investments	68,167	—	—	68,167
Derivatives *	16,740	—	16,731	9
Assets held in trust	5,440	5,440	—	—
Total assets	$9,641,432	$462,034	$8,984,808	$194,590
Liabilities:
Derivatives *	$17,718	$—	$17,522	$196
Total liabilities	$17,718	$—	$17,522	$196
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2013
Balance January 1, 2013	$126,414	$68,167	$(187)	$194,394
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,775)	56	(1,719)
Included in other comprehensive income *	2,188	—	—	2,188
Investment securities called	(525)	—	—	(525)
Discount accretion	66	—	—	66
Purchases of private equity investments	—	1,650	—	1,650
Capitalized interest/dividends	—	61	—	61
Balance March 31, 2013	$128,143	$68,103	$(131)	$196,115
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2013	$—	$(1,775)	$56	$(1,719)
For the three months ended March 31, 2012
Balance January 1, 2012	$135,621	$66,978	$(123)	$202,476
Total gains or losses (realized/unrealized):
Included in earnings	—	4,125	(11)	4,114
Included in other comprehensive income *	(5,458)	—	—	(5,458)
Investment securities called	(350)	—	—	(350)
Discount accretion	60	—	—	60
Purchase of private equity investments	—	3,275	—	3,275
Sale/pay down of private equity securities	—	(2,434)	—	(2,434)
Capitalized interest/dividend	—	177	—	177
Purchase of risk participation agreement	—	—	28	28
Balance March 31, 2012	$129,873	$72,121	$(106)	$201,888
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2012	$—	$4,125	$(2)	$4,123
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2013
Total gains or losses included in earnings	$—	$56	$(1,775)	$(1,719)
Change in unrealized gains or losses relating to assets still held at March 31, 2013	$—	$56	$(1,775)	$(1,719)
For the three months ended March 31, 2012
Total gains or losses included in earnings	$(9)	$(2)	$4,125	$4,114
Change in unrealized gains or losses relating to assets still held at March 31, 2012	$—	$(2)	$4,125	$4,123

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $128.1 million at March 31, 2013, while private equity investments, included in non-marketable securities, totaled $68.1 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	5 years
		Estimated market rate	2.2%	-	3.5%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.4

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first three months of 2013 and 2012, and still held as of March 31, 2013 and 2012, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2013 and 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended Mar. 31
March 31, 2013
Collateral dependent impaired loans	$1,900	$—	$—	$1,900	$(659)
Mortgage servicing rights	503	—	—	503	57

March 31, 2012
Collateral dependent impaired loans	$19,579	$—	$—	$19,579	$(1,208)
Mortgage servicing rights	686	—	—	686	40
Foreclosed assets	330	—	—	330	(50)
Long-lived assets	4,647	—	—	4,647	(3,000)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at March 31, 2013 and 2012 are shown in the table above.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. At March 31, 2013, this portfolio consisted of student loans. Most of the portfolio is under contract to an agency which has been unable to consistently purchase loans under existing contractual terms. These loans have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which is classified as Level 3. The fair value of these loans was $5.7 million at March 31, 2013, net of an impairment reserve of $146 thousand. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts and the estimated exit price and is classified as Level 2.

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

The methods and inputs used in the estimation of fair value for the financial instruments in the table below are discussed in the preceding Fair Value Measurements note and in the Fair Value of Financial Instruments note in the Company's 2012 Annual Report on Form 10-K. There have been no significant changes in these methods and inputs since December 31, 2012.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	March 31, 2013		December 31, 2012
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$3,206,594	$3,204,949	$3,134,801	$3,144,989
Real estate - construction and land	Level 3	353,659	354,859	355,996	352,547
Real estate - business	Level 3	2,213,353	2,243,164	2,214,975	2,240,796
Real estate - personal	Level 3	1,626,106	1,683,396	1,584,859	1,642,820
Consumer	Level 3	1,408,246	1,432,017	1,289,650	1,309,403
Revolving home equity	Level 3	420,219	426,998	437,567	441,651
Consumer credit card	Level 3	750,671	755,540	804,245	823,560
Overdrafts	Level 3	3,838	3,838	9,291	9,291
Loans held for sale	Level 2	3,356	3,372	3,017	3,030
Loans held for sale	Level 3	5,729	5,729	5,810	5,810
Investment securities:
Available for sale	Level 1	471,871	471,871	456,594	456,594
Available for sale	Level 2	8,972,737	8,972,737	8,939,240	8,939,240
Available for sale	Level 3	128,143	128,143	126,414	126,414
Trading	Level 2	23,400	23,400	28,837	28,837
Non-marketable	Level 3	118,620	118,620	118,650	118,650
Federal funds sold	Level 1	7,820	7,820	27,595	27,595
Securities purchased under agreements to resell	Level 3	1,200,000	1,211,324	1,200,000	1,215,234
Interest earning deposits with banks	Level 1	199,956	199,956	179,164	179,164
Cash and due from banks	Level 1	413,019	413,019	573,066	573,066
Derivative instruments	Level 2	16,137	16,137	16,731	16,731
Derivative instruments	Level 3	8	8	9	9
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,170,274	$6,170,274	$6,299,903	$6,299,903
Savings, interest checking and money market deposits	Level 1	9,802,838	9,802,838	9,817,943	9,817,943
Time open and certificates of deposit	Level 3	2,541,755	2,548,664	2,230,807	2,239,595
Federal funds purchased	Level 1	36,750	36,750	24,510	24,510
Securities sold under agreements to repurchase	Level 3	1,090,108	1,088,655	1,059,040	1,057,462
Other borrowings	Level 3	102,783	115,759	103,710	117,527
Derivative instruments	Level 2	16,655	16,655	17,522	17,522
Derivative instruments	Level 3	139	139	196	196

15. Legal Proceedings

On July 13, 2012, Visa and MasterCard each announced a preliminary settlement to resolve the plaintiffs' claims in the multi-district interchange litigation and also announced an agreement in principle to resolve the claims brought against them by certain individual retailers in that same litigation. The proposed settlement includes a cash payment to certain merchants of $6.6 billion, of which Visa is responsible for $4.4 billion, and a provision which would reduce credit card interchange income by 10 basis points over an 8 month period likely to begin in mid-2013, 60 days after a court-ordered period. Other provisions include the ability for merchants to surcharge customers for credit card usage, the ability for merchant buying groups to negotiate together with Visa and MasterCard, and the ability to cancel this proposed agreement if more than 25% of all affected merchants opt out of the agreement. The Company estimates that the pre-tax cost of the future reduction of 10 basis points in interchange income for an 8 month period, which is part of the above settlement, would amount to approximately $5.2 million. Accordingly, the Company established a liability in 2012 for these anticipated costs.

In December 2011, the Bank reached a class-wide settlement in a class action lawsuit captioned Wolfgeher v. Commerce Bank, Case No. 1:10-cv-22017 (MDL 2036, S.D. Fla.) which alleged that the Bank had improperly charged overdraft fees on certain debit card transactions and claimed refunds for the plaintiff individually and on behalf of other customers as a class. A formal Settlement Agreement and Release related to this lawsuit was signed by the Bank on July 26, 2012. The Bank, while admitting no wrongdoing, agreed to the settlement in order to resolve the litigation and avoid further expense. The settlement provided for a payment of $18.3 million into a class settlement fund, the proceeds of which will be used to issue refunds to class members and to pay attorneys' fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Bank. The Bank also agreed to post debit card transactions in chronological order, which was implemented on February 21, 2013. As a result of the change in the posting order of debit card transactions, the Company currently estimates that overdraft income will be reduced on an annual basis by $6 million to $8 million. A second suit alleging the same facts and also seeking class-action status was filed on June 4, 2010 in Missouri state court. The second suit was stayed in deference to the earlier filed suit, and it is expected that the plaintiff in the Missouri state court suit will opt out of the class-action settlement and pursue his claims as an individual plaintiff. In the opinion of management, the Missouri state court suit is not expected to have a material effect on the financial condition and results of operations of the Company.

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
The Company has various other lawsuits pending at March 31, 2013, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be estimated.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2012 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results to be attained for any other period.

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

Critical Accounting Policies

The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2012 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2012.

Selected Financial Data

	Three Months Ended March 31
	2013	2012
Per Share Data
Net income per common share — basic	$.67	$.70
Net income per common share — diluted	.67	.70
Cash dividends	.225	.219
Book value	24.02	23.64
Market price	40.83	38.59
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	54.65%	55.53%
Non-interest bearing deposits to total deposits	32.79	30.93
Equity to loans (1)	22.00	23.86
Equity to deposits	12.02	13.25
Equity to total assets	9.92	10.74
Return on total assets	1.13	1.29
Return on total equity	11.38	12.04
(Based on end-of-period data)
Non-interest income to revenue (2)	39.92	37.19
Efficiency ratio (3)	61.76	58.91
Tier I risk-based capital ratio	13.63	14.85
Total risk-based capital ratio	14.94	16.19
Tangible common equity to assets ratio (4)	9.26	10.12
Tier I leverage ratio	8.92	9.70

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

Results of Operations

Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2013	2012	Amount	Percent
Net interest income	$150,343	$159,737	$(9,394)	(5.9)%
Provision for loan losses	(3,285)	(8,165)	(4,880)	(59.8)
Non-interest income	99,877	94,583	5,294	5.6
Investment securities gains (losses), net	(2,165)	4,040	(6,205)	N.M
Non-interest expense	(155,037)	(150,461)	4,576	3.0
Income taxes	(28,925)	(32,920)	(3,995)	(12.1)
Non-controlling interest income (expense)	209	(1,015)	(1,224)	N.M
Net income attributable to Commerce Bancshares, Inc.	$61,017	$65,799	$(4,782)	(7.3)%

For the quarter ended March 31, 2013, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $61.0 million, a decrease of $4.8 million, or 7.3%, compared to the first quarter of the previous year, and a decrease of $5.8 million compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.13%, the annualized return on average equity was 11.38%, and the efficiency ratio was 61.76%. Diluted earnings per share was $.67, a decrease of 4.3% compared to $.70 per share in the first quarter of 2012.

Compared to the first quarter of last year, net interest income decreased $9.4 million, or 5.9%, mainly due to a decrease of $8.8 million in interest on investment securities, coupled with a decrease of $4.0 million in interest and fees on loans. These declines were partly offset by a decrease of $1.7 million in interest expense on deposits. Non-interest income increased $5.3 million, or 5.6%, due to continued growth in bank card and trust fee income, and non-interest expense grew $4.6 million, or 3.0%, largely due to increases in data processing costs and salaries and benefits expense. Investment securities losses for the first quarter of 2013 amounted to $2.2 million compared to gains of $4.0 million during the first quarter of last year. The losses during the first quarter of 2013 related mainly to fair value adjustments on private equity investments. The provision for loan losses totaled $3.3 million for the current quarter, representing a decrease of $4.9 million, or 59.8%, from the first quarter of 2012.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2013 vs. 2012
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$8,348	$(12,269)	$(3,921)
Loans held for sale	(26)	6	(20)
Investment securities:
U.S. government and federal agency securities	360	(2,643)	(2,283)
Government-sponsored enterprise obligations	917	(187)	730
State and municipal obligations	3,493	(1,626)	1,867
Mortgage-backed securities	(4,755)	(2,440)	(7,195)
Asset-backed securities	1,273	(1,907)	(634)
Other securities	364	(1,261)	(897)
Total interest on investment securities	1,652	(10,064)	(8,412)
Short-term federal funds sold and securities purchased under
agreements to resell	(6)	(2)	(8)
Long-term securities purchased under agreements to resell	1,635	(81)	1,554
Interest earning deposits with banks	26	(4)	22
Total interest income	11,629	(22,414)	(10,785)
Interest expense:
Deposits:
Savings	20	(46)	(26)
Interest checking and money market	493	(1,624)	(1,131)
Time open & C.D.'s of less than $100,000	(145)	(212)	(357)
Time open & C.D.'s of $100,000 and over	(121)	(91)	(212)
Total interest on deposits	247	(1,973)	(1,726)
Federal funds purchased and securities sold under
agreements to repurchase	(17)	10	(7)
Other borrowings	21	(115)	(94)
Total interest expense	251	(2,078)	(1,827)
Net interest income, fully taxable equivalent basis	$11,378	$(20,336)	$(8,958)

Net interest income for the first quarter of 2013 was $150.3 million, compared to $159.7 million in the first quarter of 2012 and $161.3 million in the fourth quarter of 2012. On a tax equivalent (T/E) basis, net interest income totaled $156.7 million, a decline of $11.7 million from the fourth quarter of 2012 and a decline of $9.0 million from the same quarter last year. These declines were due to lower yields in the current quarter, which were partly offset by lower rates paid on deposits and higher balances of loans and investment securities. The lower rate earned on investment securities was partly due to declines in inflation interest on the Company's inflation-protected securities (TIPS) as a result of the lower Consumer Price Indices published this quarter, on which this interest is based. Current quarter inflation interest declined $4.8 million from the previous quarter and $2.0 million from the same quarter last year. Also, in the previous quarter the Company received a special dividend on a private equity investment totaling $2.2 million, and premium amortization was lowered by $1.7 million due to a slowing of prepayment speeds on mortgage-backed securities. The Company's net interest rate margin was 3.07% for the first quarter of 2013, compared to 3.35% in the previous quarter and 3.45% in the first quarter of 2012.
Total interest income (T/E) decreased $10.8 million, or 6.1%, from the first quarter of 2012. Interest income on loans, including loans held for sale, declined $3.9 million due to a 45 basis point decrease in average rates earned, while average loan balances increased 7.2%. The higher balances contributed $8.3 million to interest income and occurred mainly in business, consumer and personal real estate loans. The overall average rate earned on total loans declined to 4.49% during the current quarter compared to 4.94% in the first quarter of 2012, which resulted in a $12.3 million decrease in interest income. Most of the rate impact occurred in business, consumer, business real estate and personal real estate loans. The average rate earned on business real estate loans decreased 40 basis points and was partly offset by higher average balances of $45.6 million, or 2.1%. The average yield on personal real estate loans declined 50 basis points, while the average balance increased $158.6 million, or 11.0%. Average business loans increased $262.6 million, or 9.1%, which was offset by a decline of 35 basis points in rates earned. Average consumer loans increased $235.3 million, while the average yield fell 90 basis points. Reflected in the increase in average consumer loan balances were higher auto and fixed-rate home equity loan balances of $378.3 million, partly offset by a decrease of $89.3 million in marine and RV loans as that portfolio continues to pay down (since the Company no longer originates these types of loans). Average consumer credit card loans increased $24.1 million compared to the first quarter of 2012, while the average rate earned on these balances decreased to 11.38% from 11.78%.
Interest income on investment securities (T/E) was $49.9 million during the first quarter of 2013 compared to $58.3 million during the same period last year, which was a decrease of $8.4 million. As mentioned above, this decline included a $2.0 million decrease in TIPS inflation interest, which decreased from $341 thousand in the first quarter of 2012 to ($1.7) million in the current quarter. Also, lower average rates were earned on the remainder of the portfolio, with rate declines in state and municipal, mortgage-backed, and asset-backed securities of 38, 26 and 23 basis points, respectively. The average balance of the total portfolio (excluding fair value adjustments) increased $391.8 million, or 4.3%, compared to the first quarter of 2012. This growth mainly occurred in state and municipal obligations and asset-backed securities, which increased by $339.8 million and $445.0 million, respectively, while the average balance of mortgage-backed securities declined $676.6 million. The effect of the higher average total portfolio balance was offset by a lower overall average yield, which declined to 2.12% compared to 2.56% during the first quarter of 2012.
Interest income on long-term securities purchased under agreements to resell increased $1.6 million over the first quarter of 2012. This increase included $669 thousand of interest on collateral swaps, which are discussed in Note 11 to the consolidated financial statements. The remainder of the increase was due to higher average balances of $328.3 million, or 38.6%.
The average tax equivalent yield on total interest earning assets was 3.23% in the first quarter of 2013 compared to 3.66% in the first quarter of 2012.
Total interest expense decreased $1.8 million, or 17.9%, compared to the first quarter of 2012, mainly due to a $1.7 million decrease in interest expense on interest bearing deposits. The decrease in interest expense on deposits resulted primarily from declines of 7 basis points in average rates paid on both money market accounts and certificates of deposit of less than $100,000. Total average interest bearing deposits increased $689.5 million, or 6.0%, over the first quarter of 2012, as money market account balances increased $792.2 million, or 9.9%, while certificate of deposit balances declined $194.5 million, or 7.5%. The overall average rate incurred on all interest bearing liabilities decreased to .25% in the first quarter of 2013 compared to .32% in the first quarter of 2012.
Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2013	2012	Amount	Percent
Bank card transaction fees	$38,550	$34,733	$3,817	11.0%
Trust fees	25,169	22,814	2,355	10.3
Deposit account charges and other fees	18,712	19,336	(624)	(3.2)
Capital market fees	4,391	6,871	(2,480)	(36.1)
Consumer brokerage services	2,686	2,526	160	6.3
Loan fees and sales	1,473	1,561	(88)	(5.6)
Other	8,896	6,742	2,154	31.9
Total non-interest income	$99,877	$94,583	$5,294	5.6%
Non-interest income as a % of total revenue*	39.9%	37.2%
* Total revenue includes net interest income and non-interest income.

For the first quarter of 2013, total non-interest income amounted to $99.9 million compared with $94.6 million in the same quarter last year, which was an increase of $5.3 million, or 5.6%. Bank card fees for the quarter increased $3.8 million, or 11.0%, over the first quarter of last year, as a result of a 19.4% increase in corporate card fees, which totaled $18.7 million this quarter. Merchant fees grew by 12.2% due to higher transaction volumes, and totaled $6.3 million for the quarter, while credit card fees grew 5.5% and totaled $5.3 million. Trust fees for the quarter increased $2.4 million, or 10.3%, over the same quarter last year, resulting mainly from growth in personal (up 12.0%) and institutional (up 11.1%) trust fees. Deposit account fees declined $624 thousand, or 3.2%, compared to last year as overdraft fees declined by $958 thousand, but were partly offset by growth in various other deposit fees of $310 thousand, or 10.4%. A new debit posting routine mandated by a previously disclosed legal settlement took effect in late February 2013 and had the effect of reducing overdraft income by approximately $500 thousand this quarter. Capital market fees for the current quarter decreased $2.5 million, to $4.4 million, as fees were very strong last year and more recently have been affected by low interest rates, reducing customer demand. Consumer brokerage services revenue increased $160 thousand, or 6.3%, while loan fees and sales revenue was down $88 thousand, or 5.6%. Other non-interest income for the current quarter increased $2.2 million over the same quarter last year as a result of a $3.0 million fair value loss recorded last year on an office building which was held for sale, partly offset by a decline in tax credit sales income.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2013 and 2012 are shown in the table below. Net securities losses amounted to $2.2 million in the first quarter of 2013, while net securities gains of $4.0 million were recorded in the first quarter of 2012. Included in these gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $96.4 million at March 31, 2013. During the current quarter, additional credit-related impairment losses of $442 thousand were recorded. The cumulative credit-related impairment loss initially recorded on these securities amounted to $12.0 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of this activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income, and resulted in income of $350 thousand during the first three months of 2013 and expense of $817 thousand during the same period last year.

	Three Months Ended March 31
(In thousands)	2013	2012
Available for sale:
Agency mortgage-backed bonds	$—	$342
OTTI losses on non-agency mortgage-backed bonds	(442)	(320)
Non-marketable:
Private equity investments	(1,723)	4,018
Total investment securities gains (losses), net	$(2,165)	$4,040

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2013	2012	Amount	Percent
Salaries and employee benefits	$90,881	$89,543	$1,338	1.5%
Net occupancy	11,235	11,260	(25)	(.2)
Equipment	4,683	5,189	(506)	(9.8)
Supplies and communication	5,589	5,613	(24)	(.4)
Data processing and software	18,951	17,469	1,482	8.5
Marketing	3,359	3,822	(463)	(12.1)
Deposit insurance	2,767	2,520	247	9.8
Other	17,572	15,045	2,527	16.8
Total non-interest expense	$155,037	$150,461	$4,576	3.0%

Non-interest expense for the first quarter of 2013 amounted to $155.0 million, an increase of $4.6 million, or 3.0%, compared with $150.5 million in the first quarter of last year. Salaries and benefits expense increased $1.3 million, or 1.5%, mainly due to an increase in salary costs of $2.0 million, or 3.3%, partly offset by lower incentives and medical costs. Full-time equivalent employees totaled 4,725 at March 31, 2013 compared to 4,713 at March 31, 2012. Equipment expense declined $506 thousand due to lower depreciation expense, while a reduction in marketing expenditures resulted in a decline of $463 thousand in expense. Data processing and software costs increased $1.5 million, or 8.5%, partly due to higher variable processing costs related to commercial card revenues. Occupancy, supplies and communications, and deposit insurance expense changed only slightly, with a combined increase of $198 thousand. Other non-interest expense increased $2.5 million, or 16.8%, over the same quarter last year. This increase mainly resulted from a provision of $1.0 million on a letter of credit exposure, in addition to a card network agreement incentive of $1.1 million received last year. Other increases in non-interest expense occurred in professional fees, examination costs, and travel and entertainment expense, which were partly offset by a decline in expense on foreclosed real estate.

Provision and Allowance for Loan Losses

	Three Months Ended
(In thousands)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012
Provision for loan losses	$3,285	$8,326	$8,165
Net loan charge-offs (recoveries):
Business	(50)	791	110
Real estate-construction and land	(532)	(517)	220
Real estate-business	(104)	1,799	1,495
Consumer credit card	6,048	6,095	6,173
Consumer	1,709	1,731	2,631
Revolving home equity	139	187	360
Real estate-personal	373	411	69
Overdrafts	202	329	107
Total net loan charge-offs	$7,785	$10,826	$11,165

	Three Months Ended
	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012
Annualized net loan charge-offs (recoveries)*:
Business	(.01)%	.10%	.02%
Real estate-construction and land	(.61)	(.60)	.23
Real estate-business	(.02)	.33	.28
Consumer credit card	3.25	3.24	3.40
Consumer	.52	.54	.96
Revolving home equity	.13	.17	.32
Real estate-personal	.09	.10	.02
Overdrafts	15.15	22.15	5.67
Total annualized net loan charge-offs	.32%	.45%	.49%
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

Loans subject to individual evaluation generally consist of business, construction, business real estate and personal real estate loans on non-accrual status and include troubled debt restructurings that are on non-accrual status. These non-accrual loans are evaluated individually for impairment based on factors such as payment history, borrower financial condition, collateral, current economic conditions and loss experience. For collateral dependent loans, appraisals of collateral (including exit costs) are normally obtained annually but discounted based on date last received and market conditions. From these evaluations of expected cash flows and collateral values, specific allowances are determined.

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

The Company's estimate of the allowance for loan losses and the corresponding provision for loan losses is based upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company's senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company's subsidiary bank continues to be subject to examination by several regulatory agencies, and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. Note 1 in the 2012 Annual Report on Form 10-K contains additional discussion on the allowance and charge-off policies.

Net loan charge-offs in the first quarter of 2013 amounted to $7.8 million, compared with $10.8 million in the prior quarter and $11.2 million in the first quarter of last year. Lower net charge-offs were recorded in all loan categories during the first quarter of 2013 as compared to the previous quarter. In the first quarter of 2013, net recoveries of $50 thousand were recorded on business loans, compared to net charge-offs of $791 thousand in the previous quarter. Also, net charge-offs on business real estate loans decreased $1.9 million from the previous quarter, with net recoveries of $104 thousand recorded in the current quarter. For the three months ended March 31, 2013, the ratio of annualized net loan charge-offs to total average loans was .32%, compared to .45% in the previous quarter and .49% in the same quarter last year.

For the first quarter of 2013, annualized net charge-offs on average consumer credit card loans amounted to 3.25%, compared with 3.24% in the previous quarter and 3.40% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .52% of average consumer loans, compared to .54% in the previous quarter and .96% in the same quarter last year.

The provision for loan losses for the current quarter totaled $3.3 million, a decrease of $5.0 million from the previous quarter and $4.9 million lower than in the same period last year. The current quarter provision for loan losses was $4.5 million less than net loan charge-offs for the current quarter, reflecting continued improving credit trends in the loan portfolio and declining non-accrual loans. As a result, the allowance for loan losses was reduced to $168.0 million. At March 31, 2013 the allowance was 1.68% of total loans, excluding loans held for sale, and was 376% of total non-accrual loans.

Risk Elements of Loan Portfolio

The following table presents non-performing assets and loans which are past due 90 days and still accruing interest. Non-performing assets include non-accruing loans and foreclosed real estate. Loans are placed on non-accrual status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. Loans that are 90 days past due as to principal and/or interest payments are generally placed on non-accrual, unless they are both well-secured and in the process of collection, or they are personal banking loans that are exempt under regulatory rules from being classified as non-accrual.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans	$44,739	$51,410
Foreclosed real estate	14,191	13,453
Total non-performing assets	$58,930	$64,863
Non-performing assets as a percentage of total loans	.59%	.66%
Non-performing assets as a percentage of total assets	.27%	.29%
Total loans past due 90 days and still accruing interest	$15,015	$15,347

Non-accrual loans, which are also classified as impaired, totaled $44.7 million at March 31, 2013, and decreased $6.7 million from December 31, 2012. The decline from December 31, 2012 occurred mainly in business real estate and personal real estate non-accrual loans, which decreased $3.1 million and $1.5 million, respectively. At March 31, 2013, non-accrual loans were comprised mainly of business real estate (31.9%), construction and land (29.0%), and business (27.0%) loans. Foreclosed real estate totaled $14.2 million at March 31, 2013, an increase of $738 thousand when compared to December 31, 2012. Total loans past due 90 days or more and still accruing interest was $15.0 million as of March 31, 2013, a decrease of $332 thousand when compared to December 31, 2012. Balances by class for loans non-accrual loans and loans past due 90 days and still accruing interest is shown in the "Delinquent and non-accrual loans" section in Note 2 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $135.9 million at March 31, 2013 compared with $141.9 million at December 31, 2012, resulting in a decrease of $6.0 million, or 4.2%. The change in potential problem loans was largely due to decreases of $4.0 million in business real estate loans and $2.7 million in personal real estate loans.

(In thousands)	March 31, 2013	December 31, 2012
Potential problem loans:
Business	$43,835	$44,881
Real estate – construction and land	35,485	33,762
Real estate – business	51,334	55,362
Real estate – personal	5,237	7,891
Total potential problem loans	$135,891	$141,896

At March 31, 2013, the Company had $92.8 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $26.4 million have been placed on non-accrual status. Of the remaining $66.4 million, approximately $42.3 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms, and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $13.9 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs. Other restructured loans include $10.2 million of personal banking loans which were not reaffirmed in bankruptcy, on which the borrowers are continuing to make payments.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.5% of total loans outstanding at March 31, 2013.

(Dollars in thousands)	March 31, 2013	% of Total	% of Total Loans	December 31, 2012	% of Total	% of Total Loans
Residential land and land development	$59,541	16.8%	.6%	$61,794	17.4%	.6%
Residential construction	75,758	21.4	.7	68,590	19.2	.7
Commercial land and land development	80,823	22.9	.8	83,491	23.5	.9
Commercial construction	137,537	38.9	1.4	142,121	39.9	1.4
Total real estate - construction and land loans	$353,659	100.0%	3.5%	$355,996	100.0%	3.6%

Real Estate – Business Loans

Total business real estate loans were $2.2 billion at March 31, 2013 and comprised 22.2% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2013, 47% of business real estate loans loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	March 31, 2013	% of Total	% of Total Loans	December 31, 2012	% of Total	% of Total Loans
Owner-occupied	$1,040,920	47.0%	10.4%	$1,035,407	46.7%	10.5%
Office	262,135	11.8	2.6	269,756	12.2	2.7
Retail	248,994	11.2	2.6	245,021	11.1	2.5
Multi-family	180,323	8.1	1.8	184,208	8.3	1.9
Hotels	151,958	6.9	1.5	155,392	7.0	1.6
Farm	121,171	5.5	1.2	123,613	5.6	1.3
Industrial	110,016	5.0	1.1	110,645	5.0	1.1
Other	97,836	4.5	1.0	90,933	4.1	.9
Total real estate - business loans	$2,213,353	100.0%	22.2%	$2,214,975	100.0%	22.5%

Real Estate – Personal Loans

The Company's $1.6 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 45, recent loss rates have remained low, and at March 31, 2013, past due loans have declined slightly compared to December 31, 2012. Also, as shown in Note 2, only 5.4% of this portfolio has FICO scores of less than 660. Approximately $11.0 million of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan, and therefore, they are not perceived to represent above normal credit risk. At March 31, 2013, the Company had loans with no mortgage insurance and an original LTV higher than 80% totaling $136.7 million compared to $136.2 million at December 31, 2012.

Revolving Home Equity Loans

The Company has $420.2 million in revolving home equity loans at March 31, 2013 that are generally collateralized by residential real estate. Most of these loans (94.2%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2013, the outstanding principal of loans with an original LTV higher than 80% was $58.1 million compared to $61.0 million as of December 31, 2012. Total revolving home equity loan balances over 30 days past due were $6.5 million at March 31, 2013 compared to $4.1 million at December 31, 2012. At March 31, 2013, 7.5% of the portfolio has FICO scores lower than 660. Over the next three years, as much as 40% of the Company's revolving home equity loans are expected to mature, which were originated in 2003 through 2007.  At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit, or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $232.5 million and $210.1 million at March 31, 2013 and December 31, 2012, respectively. At the end of the first quarter of 2013, $60.4 million of this portfolio had an LTV higher than 80%, up from a balance of $54.0 million at the end of 2012.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 2% of the outstanding balance of fixed rate home equity loans at March 31, 2013. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $1.7 million in new fixed rate home equity loans were written with these LTV ratios during the first three months of 2013.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs on these loans in the first three months of 2013 of $373 thousand and $139 thousand and a net recovery of $41 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans. These are characterized as new loans to customers with FICO scores below 650 for home equity loans, 660 for government-insured first mortgages, and 680 for all other conventional first mortgages. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles, marine and RVs. Outstanding balances for these loans were $957.3 million and $897.5 million at March 31, 2013 and December 31, 2012, respectively. The balances over 30 days past due amounted to $10.9 million at March 31, 2013 compared to $11.8 million at the end of 2012.  For the three months ended March 31, 2013, $150.8 million of new automobile loans were originated, compared to $440.2 million during the full year of 2012.  The Company has curtailed new marine and RV loans since 2008, and at March 31, 2013, outstanding balances totaled $308.9 million. The loss ratios experienced for marine and RV loans have been higher than other consumer loan products in recent years, and the annualized ratios were 1.3% and 2.5% in the first three months of 2013 and 2012, respectively.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at March 31, 2013 of $750.7 million in consumer credit card loans outstanding, approximately $121.4 million, or 16.2%, carried a low introductory rate. Within the next six months, $41.3 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $490.2 million at March 31, 2013, with an additional $1.1 billion in unfunded commitments.

Income Taxes

Income tax expense was $28.9 million in the first quarter of 2013, compared to $27.6 million in the fourth quarter of 2012 and $32.9 million in the first quarter of 2012. The Company's effective tax rate, including the effect of non-controlling interest, was 32.2% in the first quarter of 2013, compared with 29.3% in the fourth quarter of 2012 and 33.3% in the first quarter of 2012. Compared to the prior quarter, the Company's effective tax rate increased mainly due to higher state and local taxes and a deduction in the fourth quarter of the special dividend on shares held by the Company's ESOP. The decrease in the effective tax rate for the first three months of 2013 compared to the same period in 2012 was primarily due to higher tax-exempt interest on state and local municipal obligations.

Financial Condition

Balance Sheet

Total assets of the Company were $22.2 billion at March 31, 2013 and at December 31, 2012. Earning assets (excluding fair value adjustments on investment securities) amounted to $20.9 billion at March 31, 2013, compared to $20.7 billion at December 31, 2012, and consisted of 48% in loans and 45% in investment securities.

During the first quarter of 2013, average loans, including loans held for sale, increased $248.1 million, or 2.6%, compared to the previous quarter and increased $666.0 million, or 7.2%, compared to the same period last year. The increase in average loans over the previous quarter resulted from increases in business (up $114.9 million), business real estate and construction (up $36.3 million), personal real estate (up $28.3 million) and consumer loans (up $70.4 million, mainly in automobile and fixed rate home equity loans). Consumer credit card loans also increased slightly. The increase in business loans mainly resulted from growth in agribusiness lending and leasing activities, while demand for business real estate loans also improved this quarter. Demand for consumer automobile lending remained strong as average outstanding balances grew by $91.0 million. However, marine and RV loans, included in the consumer loan portfolio, continued to run off this quarter by $18.0 million, while home equity lines of credit also declined by $8.0 million.

Total available for sale investment securities (excluding fair value adjustments) averaged $9.4 billion this quarter, up $366.9 million when compared to the previous quarter. This increase was funded by continued growth in deposits. Purchases of new securities, totaling $735.7 million in the first quarter of 2013, were offset by maturities and pay downs of $675.4 million. At March 31, 2013, the duration of the investment portfolio was 2.5 years, and maturities and pay downs of approximately $2.1 billion are expected to occur during the next 12 months.

Average long-term securities purchased under agreements to resell increased $156.6 million, or 15.3%, over the previous quarter as an additional $350.0 million of these instruments, whose rates may fluctuate within specific ranges, were purchased late in the previous year.

Total average deposits increased $734.5 million, or 4.2%, during the first quarter of 2013 compared to the fourth quarter of 2012 (which grew $720.7 million over the third quarter of 2012). This increase in average deposits resulted mainly from growth in money market accounts (increase of $503.9 million) and short-term jumbo certificates of deposit (increase of $303.8 million). Overall, $198.0 million of the deposit growth this quarter came from commercial deposits while the remaining $536.5 million in deposit growth was mostly from private banking and retail banking customers. The average loans to deposits ratio in the current quarter was 54.7%, compared to 55.5% in the previous quarter.

During the current quarter, the Company's average borrowings increased $70.2 million compared to the previous quarter, mainly due to higher balances of federal funds purchased and repurchase agreements this quarter.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2013	March 31, 2012	December 31, 2012
Liquid assets:
Available for sale investment securities	$9,572,751	$9,120,399	$9,522,248
Federal funds sold	7,820	40,925	27,595
Long-term securities purchased under agreements to resell	1,200,000	850,000	1,200,000
Balances at the Federal Reserve Bank	199,956	12,038	179,164
Total	$10,980,527	$10,023,362	$10,929,007

Federal funds sold, which are sold to the Company's correspondent bank customers and have overnight maturities, totaled $7.8 million as of March 31, 2013. Long-term resell agreements, maturing later in 2013 through 2016, totaled $1.2 billion at March 31, 2013. Under these agreements with upstream financial institutions, the Company holds marketable securities, safekept by a third-party custodian, as collateral, which totaled $1.3 billion in fair value at March 31, 2013. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $200.0 million at March 31, 2013. The fair value of the available for sale investment portfolio was $9.6 billion at March 31, 2013 and included an unrealized net gain in fair value of $252.3 million. The total net unrealized gain included gains of $144.2 million on mortgage and asset-backed securities, $39.6 million on U.S. government securities and $30.6 million on state and municipal obligations. An additional $33.7 million unrealized gain was included in the fair value of common stock held by the Parent.

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

(In thousands)	March 31, 2013	March 31, 2012	December 31, 2012
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$580,800	$609,112	$604,121
FHLB borrowings and letters of credit	34,085	91,731	46,732
Securities sold under agreements to repurchase	2,209,955	1,795,945	2,105,867
Other deposits	1,933,572	1,734,373	1,550,114
Total pledged securities	4,758,412	4,231,161	4,306,834
Unpledged and available for pledging	3,165,302	3,250,200	3,428,781
Ineligible for pledging	1,649,037	1,639,038	1,786,633
Total available for sale securities, at fair value	$9,572,751	$9,120,399	$9,522,248

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2013, such deposits totaled $16.0 billion and represented 86.3% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.5 billion at March 31, 2013. These accounts are normally considered more volatile and higher costing and comprised 8.0% of total deposits at March 31, 2013.

(In thousands)	March 31, 2013	March 31, 2012	December 31, 2012
Core deposit base:
Non-interest bearing	$6,170,274	$5,209,381	$6,299,903
Interest checking	805,960	759,561	976,144
Savings and money market	8,996,878	8,278,722	8,841,799
Total	$15,973,112	$14,247,664	$16,117,846

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	March 31, 2013	March 31, 2012	December 31, 2012
Borrowings:
Federal funds purchased	$36,750	$110,845	$24,510
Securities sold under agreements to repurchase	1,090,108	1,012,143	1,059,040
FHLB advances	102,783	104,005	103,710
Other debt	—	7,515	—
Total	$1,229,641	$1,234,508	$1,187,260

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of both non-insured customer funds totaling $690.1 million, which generally mature overnight, and structured repurchase agreements of $400.0 million. The structured repurchase agreements have variable rates and mature later in 2013 and in 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $102.8 million at March 31, 2013. These advances have fixed interest rates and most mature in 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2013:

	March 31, 2013
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,058,270	$1,478,341	$3,536,611
Advances outstanding	(102,783)	—	(102,783)
Letters of credit issued	(168,660)	—	(168,660)
Available for future advances	$1,786,827	$1,478,341	$3,265,168

In addition to those mentioned above, several other sources of liquidity are available. The Bank has strong issuer ratings from Standard & Poor's and Moody's of A and Aa3, respectively. Additionally, the Parent's sound commercial paper rating of P-1 from Moody's would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed corporate debt. Financing may also include the issuance of common or preferred stock.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $159.0 million during the first three months of 2013, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $98.1 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $424.4 million. These activities included $934.1 million in purchases of investment securities and a net increase in loans of $159.1 million, offset by $674.3 million in sales, maturities and pay downs of investment securities. Financing activities provided cash of $167.3 million, resulting from a net increase of $172.5 million in deposit accounts and a net increase in short-term federal funds purchased and securities sold under agreements to repurchase of $43.3 million, which were partly offset by purchases of treasury stock of $30.0 million and cash dividends paid on common stock of $20.4 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

(Dollars in thousands)	March 31, 2013	December 31, 2012	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$14,098,707	$14,015,648
Tier I risk-based capital	1,921,328	1,906,203
Total risk-based capital	2,106,603	2,092,141
Tier I risk-based capital ratio	13.63%	13.60%	6.00%
Total risk-based capital ratio	14.94%	14.93%	10.00%
Tier I leverage ratio	8.92%	9.14%	5.00%

The Company maintains a treasury stock buyback program, and during the quarter ended March 31, 2013, the Company purchased 807,893 shares of stock at an average cost of $37.13 per share. At March 31, 2013, 1,319,725 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a first quarter dividend of $.225 per share in 2013, which was a 2.7% increase compared to its regular dividend in the fourth quarter of 2012.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2013 totaled $8.4 billion (including approximately $3.9 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $334.2 million and $8.2 million, respectively, at March 31, 2013. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.3 million at March 31, 2013.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first three months of 2013, purchases and sales of tax credits amounted to $8.7 million and $7.9 million, respectively, and at March 31, 2013, outstanding purchase commitments totaled $160.7 million.

Other significant contingencies related to lawsuits are discussed in Note 15 to the consolidated financial statements.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2013 and 2012.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2013
Net interest income	$67,213	$70,959	$10,330	$148,502	$1,841	$150,343
Provision for loan losses	(8,211)	489	(48)	(7,770)	4,485	(3,285)
Non-interest income	26,725	44,506	28,703	99,934	(57)	99,877
Investment securities losses, net	—	—	—	—	(2,165)	(2,165)
Non-interest expense	(67,911)	(58,907)	(24,308)	(151,126)	(3,911)	(155,037)
Income before income taxes	$17,816	$57,047	$14,677	$89,540	$193	$89,733
Three Months Ended March 31, 2012
Net interest income	$69,093	$71,529	$9,757	$150,379	$9,358	$159,737
Provision for loan losses	(9,307)	(1,831)	(42)	(11,180)	3,015	(8,165)
Non-interest income	27,188	42,894	26,155	96,237	(1,654)	94,583
Investment securities gains, net	—	—	—	—	4,040	4,040
Non-interest expense	(66,115)	(55,969)	(22,767)	(144,851)	(5,610)	(150,461)
Income before income taxes	$20,859	$56,623	$13,103	$90,585	$9,149	$99,734
Increase (decrease) in income before income taxes:
Amount	$(3,043)	$424	$1,574	$(1,045)	$(8,956)	$(10,001)
Percent	(14.6)%	.7%	12.0%	(1.2)%	(97.9)%	(10.0)%

Consumer

For the three months ended March 31, 2013, income before income taxes for the Consumer segment decreased $3.0 million, or 14.6%, compared to the first three months of 2012. This decrease was mainly due to a decline of $1.9 million, or 2.7%, in net interest income coupled with a decline of $463 thousand, or 1.7%, in non-interest income and an increase in non-interest expense of $1.8 million, or 2.7%. These income reductions were partly offset by a decrease of $1.1 million in the provision for loan losses. Net interest income declined due to a $1.1 million decrease in loan interest income and a $2.1 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $1.3 million in deposit interest expense. Non-interest income decreased mainly due to declines in deposit account fees (mainly overdraft charges) and gains on the sales of student loans. Non-interest expense increased over the same period in the previous year due to higher bank card related expense, corporate management fees and processing costs. The provision for loan losses totaled $8.2 million, a $1.1 million decrease from the first three months of 2012, which was due mainly to lower losses on marine and RV loans.

Commercial

For the three months ended March 31, 2013, income before income taxes for the Commercial segment increased $424 thousand, or .7%, compared to the same period in the previous year. This increase was mainly due to a lower provision for loan losses and growth in non-interest income, partly offset by lower net interest income and higher non-interest expense. Net interest income decreased $570 thousand, due to a $3.5 million decline in loan interest income, partly offset by higher net allocated funding credits of $2.8 million. A loan loss provision reversal was recorded in the first three months of 2013, due to net recoveries of $489 thousand during the period. The provision declined $2.3 million from the same quarter last year, as business real estate loan charge-offs declined $1.6 million and construction and land loan charge-offs declined $752 thousand. Non-interest income increased by $1.6 million, or 3.8%, over the previous year due to growth in bank card fees (mainly corporate card and merchant), partly offset by lower capital market fees and tax credit sales income. Non-interest expense increased $2.9 million, or 5.2%, over the previous year, mainly due to higher bank card related expenses and a provision recorded on a letter of credit exposure.

Wealth

Wealth segment pre-tax profitability for the three months ended March 31, 2013 increased $1.6 million, or 12.0%, over the same period in the previous year. Net interest income increased $573 thousand, or 5.9%, and was impacted by higher net allocated funding credits of $468 thousand and a $215 thousand decline in deposit interest expense, partly offset by a $110 thousand decrease in loan interest income. Non-interest income increased $2.5 million, or 9.7%, over the prior year due to higher personal and institutional trust fees. Non-interest expense increased $1.5 million, or 6.8%, mainly due to higher salary costs and incentive compensation.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $9.0 million. This decrease was mainly due to a $7.5 million decline in net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment and lower unallocated securities gains of $6.2 million.

Regulatory Changes Affecting the Banking Industry

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act was sweeping legislation intended to overhaul regulation of the financial services industry.  Among its many provisions were rules which established a new council of “systemic risk” regulators, created a new consumer protection division within the Federal Reserve, empowered the Federal Reserve to supervise the largest, most complex financial companies, allowed the government to seize and liquidate failing financial companies, and gave regulators new powers to oversee the derivatives market.

Because the Company has maintained a strong balance sheet with solid amounts of capital and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd-Frank Act, including higher capital standards and improved lending transparency, that management does not expect to negatively affect the Company’s future results. New risk-based FDIC rules for insurance assessments have lowered costs for the Company. However, other provisions in the Dodd-Frank Act, such as limitations on debit card interchange fees, have lowered revenues. Higher regulatory and compliance burdens are likely, as evidenced in the derivatives market. Later this year, new regulations will require the Company to centrally clear specified derivative transactions on an exchange, and to register swap transactions with a central data repository for reporting and recordkeeping. Although the implementation process will be burdensome, the Company will continue to offer derivative products to customers, who will be largely unaffected by the new regulations. The many provisions of the Dodd-Frank Act are so extensive that implementation by regulators is still ongoing, and an assessment of its full effect on the Company is not possible at this time.

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

In October 2012, the Federal Reserve, as required by the Dodd-Frank Act, approved new stress testing regulations applicable to certain financial companies with total consolidated assets of between $10 billion and $50 billion. The rule requires that these financial companies conduct stress tests on an annual basis. The stress tests will have an as-of date of September 30, 2013 using three scenarios provided by the Federal Reserve in November 2013 (projected out nine quarters), and the Company is required to submit regulatory reports to the Federal Reserve on its stress tests by March 31, 2014. By June 30, 2015, the Company will be required to make public disclosures of the results of the 2015 stress test.

Impact of Recently Issued Accounting Standards

Other Comprehensive Income In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements (see Note 8).

Balance Sheet In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities". The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" was issued in January 2013, and amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs were effective for annual and interim periods beginning January 1, 2013. Their adoption did not have a significant effect on the Company's consolidated financial statements (see Note 11).

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2013 and 2012

	First Quarter 2013			FIrst Quarter 2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,156,594	$24,697	3.17%	$2,893,973	$25,326	3.52%
Real estate — construction and land	351,573	3,358	3.87	380,484	4,102	4.34
Real estate — business	2,230,453	22,953	4.17	2,184,893	24,844	4.57
Real estate — personal	1,600,138	16,104	4.08	1,441,520	16,413	4.58
Consumer	1,343,210	16,652	5.03	1,107,878	16,348	5.93
Revolving home equity	428,696	4,311	4.08	454,782	4,732	4.18
Consumer credit card	755,167	21,181	11.38	731,030	21,412	11.78
Overdrafts	5,406	—	—	7,587	—	—
Total loans	9,871,237	109,256	4.49	9,202,147	113,177	4.95
Loans held for sale	9,096	85	3.79	12,147	105	3.48
Investment securities:
U.S. government and federal agency	398,215	(583)	(.59)	328,106	1,700	2.08
Government-sponsored enterprise obligations	468,608	2,146	1.86	283,494	1,416	2.01
State and municipal obligations(A)	1,603,064	14,963	3.79	1,263,303	13,096	4.17
Mortgage-backed securities	3,514,370	22,480	2.59	4,190,982	29,675	2.85
Asset-backed securities	3,206,907	7,362.93		2,761,896	7,996	1.16
Other marketable securities(A)	193,413	1,530	3.21	162,616	1,660	4.11
Trading securities(A)	27,729	130	1.90	32,628	239	2.95
Non-marketable securities(A)	119,407	1,826	6.20	116,873	2,484	8.55
Total investment securities	9,531,713	49,854	2.12	9,139,898	58,266	2.56
Short-term federal funds sold and securities
purchased under agreements to resell	8,680	9.42		13,695	17.50
Long-term securities purchased
under agreements to resell	1,178,333	5,829	2.01	850,000	4,275	2.02
Interest earning deposits with banks	130,357	77.24		87,919	55.25
Total interest earning assets	20,729,416	165,110	3.23	19,305,806	175,895	3.66
Allowance for loan losses	(171,926)			(183,551)
Unrealized gain on investment securities	255,739			229,821
Cash and due from banks	376,421			366,896
Land, buildings and equipment, net	361,353			360,812
Other assets	374,491			386,928
Total assets	$21,925,494			$20,466,712
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$603,644	183.12		$549,998	209.15
Interest checking and money market	9,142,100	3,741.17		8,311,734	4,872.24
Time open & C.D.'s of less than $100,000	1,068,695	1,749.66		1,155,882	2,106.73
Time open & C.D.'s of $100,000 and over	1,336,952	1,699.52		1,444,252	1,911.53
Total interest bearing deposits	12,151,391	7,372.25		11,461,866	9,098.32
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,200,818	218.07		1,287,245	225.07
Other borrowings	103,329	812	3.19	111,800	906	3.26
Total borrowings	1,304,147	1,030.32		1,399,045	1,131.33
Total interest bearing liabilities	13,455,538	8,402.25%		12,860,911	10,229.32%
Non-interest bearing deposits	5,929,229			5,132,305
Other liabilities	366,562			275,349
Equity	2,174,165			2,198,147
Total liabilities and equity	$21,925,494			$20,466,712
Net interest margin (T/E)		$156,708			$165,666
Net yield on interest earning assets			3.07%			3.45%
A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2012 Annual Report on Form 10-K.

The table below shows the effect that gradual rising interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	($6.1)	(1.03)%	($2.1)	(.36)%	$5.4	.88%
200 basis points rising	.3	.05	3.1	.51	7.7	1.25
100 basis points rising	3.2	.54	4.9	.82	6.3	1.03

Under the above scenarios at March 31, 2013, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $3.2 million, or .5%, and a rise of 200 basis points is expected to increase net interest income by $270 thousand, or .05%.  Under a 300 basis points rising rate scenario, net interest income would decrease by $6.1 million, or 1.0%.  Due to the already low interest rate environment, the Company did not model falling rate scenarios.  The change in net interest income from the base calculation at March 31, 2013 for the three scenarios shown was lower than projections made at December 31, 2012 and largely reflective of continued pressure on net interest income at March 31, 2013 compared to the previous quarter. The calculation at March 31, 2013 reflected slowing mortgage prepayments and extended durations, resulting in lower projected interest income. This was partially offset by growth in loans, especially those with variable rates, which was funded by deposit growth, mainly money market deposit accounts. While net interest income benefits less when rates rise, a rising rate environment suggests growth in economic activity and greater demand for higher rate lending products.
The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 — 31, 2013	198,687	$37.22	198,687	1,928,931
February 1 — 28, 2013	605,084	$37.09	605,084	1,323,847
March 1 — 31, 2013	4,122	$37.85	4,122	1,319,725
Total	807,893	$37.13	807,893	1,319,725

In July 2012, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company's common stock. At March 31, 2013, 1,319,725 shares remained available to be purchased under that authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ JAMES L. SWARTS
James L. Swarts
Vice President & Secretary

Date: May 6, 2013

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 6, 2013

INDEX TO EXHIBITS

3(b) — Amended and Restated Bylaws of Commerce Bancshares, Inc. were filed in current report on Form 8-K dated February 14, 2013, and the same is hereby incorporated by reference.

10(c) — Amended and Restated Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors was filed in current report on Form 8-K dated April 23, 2013, and the same is hereby incorporated by reference.

10(j) — Amended and Restated Commerce Bancshares, Inc. 2005 Equity Incentive Plan was filed in current report on Form 8-K dated April 23, 2013, and the same is hereby incorporated by reference.

10(n) — Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan

10(o) — Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Employees other than Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan

10(p) — Form of Notice of Grant of Award and Award Agreement for Stock Appreciation Rights, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan

31.1 — Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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