Form 10-Q
period 2013-06-30
COMMERCE BANCSHARES INC /MO/
filed 2013-08-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended June 30, 2013

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
Yes ☐     No ☑
As of July 31, 2013, the registrant had outstanding 90,697,504 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Loans	$10,370,155	$9,831,384
Allowance for loan losses	(166,032)	(172,532)
Net loans	10,204,123	9,658,852
Loans held for sale	8,941	8,827
Investment securities:
Available for sale ($746,141,000 and $736,183,000 pledged in 2013 and 2012,
respectively, to secure swap and repurchase agreements)	8,927,815	9,522,248
Trading	14,670	28,837
Non-marketable	113,470	118,650
Total investment securities	9,055,955	9,669,735
Short-term federal funds sold and securities purchased under agreements to resell	22,990	27,595
Long-term securities purchased under agreements to resell	1,200,000	1,200,000
Interest earning deposits with banks	6,816	179,164
Cash and due from banks	399,687	573,066
Land, buildings and equipment, net	352,462	357,612
Goodwill	125,585	125,585
Other intangible assets, net	4,517	5,300
Other assets	529,275	353,853
Total assets	$21,910,351	$22,159,589
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$5,811,473	$6,299,903
Savings, interest checking and money market	9,573,390	9,817,943
Time open and C.D.'s of less than $100,000	1,039,131	1,074,618
Time open and C.D.'s of $100,000 and over	1,472,944	1,156,189
Total deposits	17,896,938	18,348,653
Federal funds purchased and securities sold under agreements to repurchase	1,620,694	1,083,550
Other borrowings	102,766	103,710
Other liabilities	183,166	452,102
Total liabilities	19,803,564	19,988,015
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 91,729,235 shares in 2013 and 2012	458,646	458,646
Capital surplus	1,094,922	1,102,507
Retained earnings	563,166	477,210
Treasury stock of 934,853 shares in 2013 and 196,922 shares in 2012, at cost	(35,771)	(7,580)
Accumulated other comprehensive income	21,864	136,344
Total Commerce Bancshares, Inc. stockholders' equity	2,102,827	2,167,127
Non-controlling interest	3,960	4,447
Total equity	2,106,787	2,171,574
Total liabilities and equity	$21,910,351	$22,159,589
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2013	2012	2013	2012
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$108,018	$112,252	$215,804	$224,008
Interest and fees on loans held for sale	91	88	176	193
Interest on investment securities	53,233	57,561	98,192	111,319
Interest on short-term federal funds sold and securities purchased under
agreements to resell	28	29	37	46
Interest on long-term securities purchased under agreements to resell	5,810	4,582	11,639	8,857
Interest on deposits with banks	75	112	152	167
Total interest income	167,255	174,624	326,000	344,590
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,375	4,634	7,299	9,715
Time open and C.D.'s of less than $100,000	1,656	2,004	3,405	4,110
Time open and C.D.'s of $100,000 and over	1,667	1,828	3,366	3,739
Interest on federal funds purchased and securities sold under
agreements to repurchase	270	177	488	402
Interest on other borrowings	829	876	1,641	1,782
Total interest expense	7,797	9,519	16,199	19,748
Net interest income	159,458	165,105	309,801	324,842
Provision for loan losses	7,379	5,215	10,664	13,380
Net interest income after provision for loan losses	152,079	159,890	299,137	311,462
NON-INTEREST INCOME
Bank card transaction fees	40,700	38,434	79,250	73,167
Trust fees	25,734	23,833	50,903	46,647
Deposit account charges and other fees	19,602	19,975	38,314	39,311
Capital market fees	3,305	5,010	7,696	11,881
Consumer brokerage services	2,853	2,576	5,539	5,102
Loan fees and sales	1,314	1,706	2,787	3,267
Other	9,168	9,282	18,064	16,024
Total non-interest income	102,676	100,816	202,553	195,399
INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	(293)	3	1,096	5,590
Noncredit-related reversals on securities not expected to be sold	(195)	(353)	(2,026)	(6,260)
Net impairment losses	(488)	(350)	(930)	(670)
Realized gains (losses) on sales and fair value adjustments	(1,080)	1,686	(2,803)	6,046
Investment securities gains (losses), net	(1,568)	1,336	(3,733)	5,376
NON-INTEREST EXPENSE
Salaries and employee benefits	89,569	87,511	180,450	177,054
Net occupancy	11,234	11,105	22,469	22,365
Equipment	4,680	4,999	9,363	10,188
Supplies and communication	5,797	5,667	11,386	11,280
Data processing and software	19,584	18,282	38,535	35,751
Marketing	4,048	4,469	7,407	8,291
Deposit insurance	2,790	2,618	5,557	5,138
Other	19,264	21,689	36,836	36,734
Total non-interest expense	156,966	156,340	312,003	306,801
Income before income taxes	96,221	105,702	185,954	205,436
Less income taxes	30,182	34,466	59,107	67,386
Net income	66,039	71,236	126,847	138,050
Less non-controlling interest expense	234	503	25	1,518
Net income attributable to Commerce Bancshares, Inc.	$65,805	$70,733	$126,822	$136,532
Net income per common share — basic	$.72	$.77	$1.39	$1.47
Net income per common share — diluted	$.72	$.76	$1.39	$1.46
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
	(Unaudited)
Net income	$66,039	$71,236	$126,847	$138,050
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(120)	537	1,017	3,897
Net unrealized gains (losses) on other securities	(108,254)	17,686	(116,447)	21,392
Pension loss amortization	475	453	950	905
Other comprehensive income (loss)	(107,899)	18,676	(114,480)	26,194
Comprehensive income (loss)	(41,860)	89,912	12,367	164,244
Less non-controlling interest expense	234	503	25	1,518
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$(42,094)	$89,409	$12,342	$162,726
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2013	$458,646	$1,102,507	$477,210	$(7,580)	$136,344	$4,447	$2,171,574
Net income			126,822			25	126,847
Other comprehensive loss					(114,480)		(114,480)
Distributions to non-controlling interest						(512)	(512)
Purchase of treasury stock				(45,292)			(45,292)
Issuance of stock under purchase and equity compensation plans		(2,488)		9,047			6,559
Net tax benefit related to equity compensation plans		209					209
Stock-based compensation		2,748					2,748
Issuance of nonvested stock awards		(8,054)		8,054			—
Cash dividends ($.450 per share)			(40,866)				(40,866)
Balance June 30, 2013	$458,646	$1,094,922	$563,166	$(35,771)	$21,864	$3,960	$2,106,787
Balance January 1, 2012	$446,387	$1,042,065	$575,419	$(8,362)	$110,538	$4,314	$2,170,361
Net income			136,532			1,518	138,050
Other comprehensive income					26,194		26,194
Distributions to non-controlling interest						(1,614)	(1,614)
Purchase of treasury stock				(71,652)			(71,652)
Issuance of stock under purchase and equity compensation plans		(3,491)		10,276			6,785
Net tax benefit related to equity compensation plans		744					744
Stock-based compensation		2,555					2,555
Issuance of nonvested stock awards		(8,350)		8,350			—
Cash dividends ($.438 per share)			(40,654)				(40,654)
Balance June 30, 2012	$446,387	$1,033,523	$671,297	$(61,388)	$136,732	$4,218	$2,230,769
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2013	2012
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$126,847	$138,050
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,664	13,380
Provision for depreciation and amortization	20,817	21,847
Amortization of investment security premiums, net	17,227	16,862
Investment securities (gains) losses, net(A)	3,733	(5,376)
Net gains on sales of loans held for sale	—	(375)
Proceeds from sales of loans held for sale	—	22,508
Net (increase) decrease in trading securities	7,465	(4,006)
Stock-based compensation	2,748	2,555
Decrease in interest receivable	116	4,495
Decrease in interest payable	(238)	(185)
Increase (decrease) in income taxes payable	(6,719)	1,999
Net tax benefit related to equity compensation plans	(209)	(744)
Other changes, net	(14,546)	(7,617)
Net cash provided by operating activities	167,905	203,393
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	4,096	14,116
Proceeds from maturities/pay downs of investment securities(A)	1,478,237	1,479,062
Purchases of investment securities(A)	(1,309,380)	(1,477,434)
Net increase in loans	(555,935)	(218,816)
Long-term securities purchased under agreements to resell	(50,000)	—
Repayments of long-term securities purchased under agreements to resell	50,000	—
Purchases of land, buildings and equipment	(10,713)	(11,703)
Sales of land, buildings and equipment	715	1,743
Net cash used in investing activities	(392,980)	(213,032)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(863,336)	335,614
Net increase (decrease) in time open and C.D.'s	281,268	(277,223)
Net increase in short-term federal funds purchased and securities sold under
agreements to repurchase	537,144	49,664
Repayment of long-term borrowings	(943)	(525)
Purchases of treasury stock	(45,292)	(71,652)
Issuance of stock under stock purchase and equity compensation plans	6,559	6,785
Net tax benefit related to equity compensation plans	209	744
Cash dividends paid on common stock	(40,866)	(40,654)
Net cash provided by (used in) financing activities	(125,257)	2,753
Decrease in cash and cash equivalents	(350,332)	(6,886)
Cash and cash equivalents at beginning of year	779,825	517,551
Cash and cash equivalents at June 30	$429,493	$510,665
(A) Available for sale and non-marketable securities
Income tax payments, net	$65,453	$64,799
Interest paid on deposits and borrowings	$16,437	$19,933
Loans transferred to foreclosed real estate	$5,532	$5,488
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2012 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2012 Annual Report on Form 10-K.

2. Acquisition

On May 15, 2013, the Company and Summit Bancshares Inc. (Summit) signed a definitive merger agreement in which the Company will acquire all outstanding shares of Summit. Immediately after the merger, Summit's wholly-owned subsidiary, Summit Bank, will merge into the Bank. The Company's acquisition of Summit will add approximately $257 million in assets (including $214 million in loans), $226 million in deposits, and two branch locations in Tulsa and Oklahoma City. Under the terms of the agreement, if the transaction closes, it is anticipated that the Company will issue approximately 1,000,000 shares of Company common stock. It is anticipated that the transaction will be completed in the third quarter of 2013, pending customary closing conditions, including regulatory approvals and Summit shareholder approval.

3. Loans and Allowance for Loan Losses

Major classifications within the Company’s held to maturity loan portfolio at June 30, 2013 and December 31, 2012 are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Commercial:
Business	$3,415,361	$3,134,801
Real estate – construction and land	398,625	355,996
Real estate – business	2,210,260	2,214,975
Personal Banking:
Real estate – personal	1,700,060	1,584,859
Consumer	1,450,781	1,289,650
Revolving home equity	422,902	437,567
Consumer credit card	760,512	804,245
Overdrafts	11,654	9,291
Total loans	$10,370,155	$9,831,384

At June 30, 2013, loans of $3.4 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.3 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2013 and 2012, respectively, follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$99,821	$68,211	$168,032	$105,725	$66,807	$172,532
Provision	(800)	8,179	7,379	(7,390)	18,054	10,664
Deductions:
Loans charged off	2,261	12,430	14,691	2,966	24,231	27,197
Less recoveries on loans	1,839	3,473	5,312	3,230	6,803	10,033
Net loan charge-offs (recoveries)	422	8,957	9,379	(264)	17,428	17,164
Balance June 30, 2013	$98,599	$67,433	$166,032	$98,599	$67,433	$166,032
Balance at beginning of period	$117,474	$64,058	$181,532	$122,497	$62,035	$184,532
Provision	(4,448)	9,663	5,215	(7,646)	21,026	13,380
Deductions:
Loans charged off	3,179	13,841	17,020	5,707	27,230	32,937
Less recoveries on loans	4,824	3,982	8,806	5,527	8,031	13,558
Net loan charge-offs (recoveries)	(1,645)	9,859	8,214	180	19,199	19,379
Balance June 30, 2012	$114,671	$63,862	$178,533	$114,671	$63,862	$178,533

The following table shows the balance in the allowance for loan losses and the related loan balance at June 30, 2013 and December 31, 2012, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
June 30, 2013
Commercial	$7,548	$76,511	$91,051	$5,947,735
Personal Banking	2,288	28,906	65,145	4,317,003
Total	$9,836	$105,417	$156,196	$10,264,738
December 31, 2012
Commercial	$5,434	$80,807	$100,291	$5,624,965
Personal Banking	2,051	36,111	64,756	4,089,501
Total	$7,485	$116,918	$165,047	$9,714,466

Impaired loans

The table below shows the Company’s investment in impaired loans at June 30, 2013 and December 31, 2012. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 13.

(In thousands)	June 30, 2013	Dec. 31, 2012
Non-accrual loans	$39,092	$51,410
Restructured loans (accruing)	66,325	65,508
Total impaired loans	$105,417	$116,918

The following table provides additional information about impaired loans held by the Company at June 30, 2013 and December 31, 2012, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2013
With no related allowance recorded:
Business	$7,969	$9,000	$—
Real estate – construction and land	8,763	16,862	—
Real estate – business	6,040	8,802	—
Real estate – personal	603	666	—
	$23,375	$35,330	$—
With an allowance recorded:
Business	$20,185	$23,609	$3,054
Real estate – construction and land	22,395	24,007	2,459
Real estate – business	11,159	16,871	2,035
Real estate – personal	10,032	12,684	1,183
Consumer	4,418	4,418	86
Revolving home equity	717	717	14
Consumer credit card	13,136	13,136	1,005
	$82,042	$95,442	$9,836
Total	$105,417	$130,772	$9,836
December 31, 2012
With no related allowance recorded:
Business	$9,964	$12,697	$—
Real estate – construction and land	8,440	15,102	—
Real estate – business	5,484	8,200	—
Real estate – personal	1,166	1,380	—
Revolving home equity	510	843	—
	$25,564	$38,222	$—
With an allowance recorded:
Business	$19,358	$22,513	$1,888
Real estate – construction and land	20,446	25,808	1,762
Real estate – business	17,115	23,888	1,784
Real estate – personal	14,157	17,304	857
Consumer	4,779	4,779	93
Revolving home equity	779	779	18
Consumer credit card	14,720	14,720	1,083
	$91,354	$109,791	$7,485
Total	$116,918	$148,013	$7,485

Total average impaired loans for the three and six months periods ended June 30, 2013 and 2012, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended June 30, 2013
Non-accrual loans	$36,384	$4,949	$41,333
Restructured loans (accruing)	41,053	25,141	66,194
Total	$77,437	$30,090	$107,527
For the six months ended June 30, 2013
Non-accrual loans	$38,733	$5,501	$44,234
Restructured loans (accruing)	39,854	26,210	66,064
Total	$78,587	$31,711	$110,298
For the three months ended June 30, 2012
Non-accrual loans	$58,662	$7,165	$65,827
Restructured loans (accruing)	50,102	20,324	70,426
Total	$108,764	$27,489	$136,253
For the six months ended June 30, 2012
Non-accrual loans	$63,113	$7,287	$70,400
Restructured loans (accruing)	45,164	21,939	67,103
Total	$108,277	$29,226	$137,503

The table below shows interest income recognized during the three and six month periods ended June 30, 2013 and 2012 for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 13.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Interest income recognized on impaired loans:
Business	$141	$236	$282	$471
Real estate – construction and land	215	249	430	498
Real estate – business	50	105	100	210
Real estate – personal	70	9	139	17
Consumer	91	19	182	38
Revolving home equity	10	1	19	1
Consumer credit card	253	321	506	642
Total	$830	$940	$1,658	$1,877

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2013 and December 31, 2012.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2013
Commercial:
Business	$3,397,158	$6,244	$629	$11,330	$3,415,361
Real estate – construction and land	386,625	1,759	84	10,157	398,625
Real estate – business	2,160,535	36,841	138	12,746	2,210,260
Personal Banking:
Real estate – personal	1,681,776	10,893	2,532	4,859	1,700,060
Consumer	1,431,476	17,709	1,596	—	1,450,781
Revolving home equity	420,727	1,642	533	—	422,902
Consumer credit card	744,876	8,639	6,997	—	760,512
Overdrafts	11,283	371	—	—	11,654
Total	$10,234,456	$84,098	$12,509	$39,092	$10,370,155
December 31, 2012
Commercial:
Business	$3,110,403	$10,054	$1,288	$13,056	$3,134,801
Real estate – construction and land	325,541	16,721	56	13,678	355,996
Real estate – business	2,194,395	3,276	—	17,304	2,214,975
Personal Banking:
Real estate – personal	1,564,281	10,862	2,854	6,862	1,584,859
Consumer	1,273,581	13,926	2,143	—	1,289,650
Revolving home equity	433,437	2,121	1,499	510	437,567
Consumer credit card	786,081	10,657	7,507	—	804,245
Overdrafts	8,925	366	—	—	9,291
Total	$9,696,644	$67,983	$15,347	$51,410	$9,831,384

Credit quality

The following table provides information about the credit quality of the Commercial loan portfolio, using the Company’s internal rating system as an indicator. The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is applied to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
June 30, 2013
Pass	$3,302,856	$356,347	$2,092,071	$5,751,274
Special mention	62,000	2,462	50,982	115,444
Substandard	39,175	29,659	54,461	123,295
Non-accrual	11,330	10,157	12,746	34,233
Total	$3,415,361	$398,625	$2,210,260	$6,024,246
December 31, 2012
Pass	$3,018,062	$297,156	$2,103,913	$5,419,131
Special mention	58,793	11,400	38,396	108,589
Substandard	44,890	33,762	55,362	134,014
Non-accrual	13,056	13,678	17,304	44,038
Total	$3,134,801	$355,996	$2,214,975	$5,705,772

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At June 30, 2013, these were comprised of $228.6 million in personal real estate loans and $76.1 million in consumer loans, or 7.0% of the Personal Banking portfolio. At December 31, 2012, these were comprised of $224.5 million in personal real estate loans and $87.4 million in consumer loans, or 7.6% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2013 and December 31, 2012 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2013
FICO score:
Under 600	2.0%	5.6%	2.0%	4.0%
600 - 659	3.1	10.9	4.9	11.6
660 - 719	9.8	24.0	16.0	33.1
720 - 779	25.6	27.4	28.7	28.5
780 and Over	59.5	32.1	48.4	22.8
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2012
FICO score:
Under 600	2.3%	6.7%	2.6%	4.4%
600 - 659	3.2	11.3	5.3	11.7
660 - 719	10.4	24.4	15.2	32.1
720 - 779	26.6	26.4	30.0	28.2
780 and Over	57.5	31.2	46.9	23.6
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $89.5 million at June 30, 2013. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $23.1 million at June 30, 2013. Other performing restructured loans totaled $66.3 million at June 30, 2013. These are primarily comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $43.5 million at June 30, 2013. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $13.1 million at June 30, 2013. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At June 30, 2013, these loans totaled $9.7 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at June 30, 2013, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2013	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$24,929	$—
Real estate - construction and land	29,946	4,403
Real estate - business	8,979	3,753
Personal Banking:
Real estate - personal	7,343	—
Consumer	4,418	104
Revolving home equity	718	49
Consumer credit card	13,136	789
Total restructured loans	$89,469	$9,098

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

The Company had commitments of $11.4 million at June 30, 2013 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $13.4 million and $13.5 million at June 30, 2013 and December 31, 2012, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.3 million and $3.5 million at June 30, 2013 and December 31, 2012, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

4. Investment Securities

Investment securities, at fair value, consisted of the following at June 30, 2013 and December 31, 2012.

(In thousands)	June 30, 2013	Dec. 31, 2012
Available for sale	$8,927,815	$9,522,248
Trading	14,670	28,837
Non-marketable	113,470	118,650
Total investment securities	$9,055,955	$9,669,735

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $45.4 million at both June 30, 2013 and December 31, 2012. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $68.0 million at June 30, 2013 and $73.2 million at December 31, 2012.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2013 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
After 1 but within 5 years	$247,531	$265,394
After 5 but within 10 years	80,681	86,284
After 10 years	72,863	62,179
Total U.S. government and federal agency obligations	401,075	413,857
Government-sponsored enterprise obligations:
Within 1 year	20,177	20,323
After 1 but within 5 years	89,693	92,140
After 5 but within 10 years	169,719	161,361
After 10 years	146,967	140,994
Total government-sponsored enterprise obligations	426,556	414,818
State and municipal obligations:
Within 1 year	103,698	104,485
After 1 but within 5 years	698,390	716,807
After 5 but within 10 years	564,173	554,505
After 10 years	259,367	245,397
Total state and municipal obligations	1,625,628	1,621,194
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,889,382	2,937,002
Non-agency mortgage-backed securities	230,729	242,432
Asset-backed securities	3,094,715	3,088,148
Total mortgage and asset-backed securities	6,214,826	6,267,582
Other debt securities:
Within 1 year	38,193	38,961
After 1 but within 5 years	45,751	45,826
After 5 but within 10 years	86,319	80,948
Total other debt securities	170,263	165,735
Equity securities	11,921	44,629
Total available for sale investment securities	$8,850,269	$8,927,815

Investments in U.S. government securities are comprised mainly of U.S. Treasury inflation-protected securities (TIPS), which totaled $413.7 million, at fair value, at June 30, 2013. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $126.8 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $35.9 million at June 30, 2013.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
U.S. government and federal agency obligations	$401,075	$23,466	$(10,684)	$413,857
Government-sponsored enterprise obligations	426,556	2,597	(14,335)	414,818
State and municipal obligations	1,625,628	29,529	(33,963)	1,621,194
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,889,382	67,921	(20,301)	2,937,002
Non-agency mortgage-backed securities	230,729	13,400	(1,697)	242,432
Asset-backed securities	3,094,715	6,742	(13,309)	3,088,148
Total mortgage and asset-backed securities	6,214,826	88,063	(35,307)	6,267,582
Other debt securities	170,263	1,251	(5,779)	165,735
Equity securities	11,921	32,708	—	44,629
Total	$8,850,269	$177,614	$(100,068)	$8,927,815
December 31, 2012
U.S. government and federal agency obligations	$399,971	$40,395	$(1,607)	$438,759
Government-sponsored enterprise obligations	467,063	5,188	(677)	471,574
State and municipal obligations	1,585,926	46,076	(16,295)	1,615,707
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,248,007	132,953	(5)	3,380,955
Non-agency mortgage-backed securities	224,223	12,906	(118)	237,011
Asset-backed securities	3,152,913	15,848	(1,367)	3,167,394
Total mortgage and asset-backed securities	6,625,143	161,707	(1,490)	6,785,360
Other debt securities	174,727	3,127	(102)	177,752
Equity securities	5,695	27,401	—	33,096
Total	$9,258,525	$283,894	$(20,171)	$9,522,248

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2013, the fair value of securities on this watch list was $221.8 million compared to $220.7 million at December 31, 2012.

As of June 30, 2013, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $86.2 million. The cumulative credit-related portion of the impairment initially recorded on these securities totaled $12.5 million and was recorded in earnings. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	33%
Projected cumulative default	16%	-	61%
Credit support	0%	-	15%
Loss severity	17%	-	81%

The following table shows changes in the credit losses recorded in earnings during the during the six months ended June 30, 2013 and 2012, for which a portion of an OTTI was recognized in other comprehensive income.

	For the Six Months Ended June 30
(In thousands)	2013	2012
Balance at January 1	$11,306	$9,931
Credit losses on debt securities for which impairment was previously recognized	930	670
Increase in expected cash flows that are recognized over remaining life of security	(40)	(70)
Balance at June 30	$12,196	$10,531

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. government and federal agency obligations	$62,179	$10,684	$—	$—	$62,179	$10,684
Government-sponsored enterprise obligations	297,058	14,335	—	—	297,058	14,335
State and municipal obligations	580,175	21,019	81,599	12,944	661,774	33,963
Mortgage and asset-backed securities:
Agency mortgage-backed securities	609,376	20,301	—	—	609,376	20,301
Non-agency mortgage-backed securities	45,788	1,650	2,257	47	48,045	1,697
Asset-backed securities	1,832,777	11,702	104,962	1,607	1,937,739	13,309
Total mortgage and asset-backed securities	2,487,941	33,653	107,219	1,654	2,595,160	35,307
Other debt securities	99,895	5,779	—	—	99,895	5,779
Total	$3,527,248	$85,470	$188,818	$14,598	$3,716,066	$100,068
December 31, 2012
U.S. government and federal agency obligations	$71,464	$1,607	$—	$—	$71,464	$1,607
Government-sponsored enterprise obligations	102,082	677	—	—	102,082	677
State and municipal obligations	173,600	2,107	80,530	14,188	254,130	16,295
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,874	5	—	—	5,874	5
Non-agency mortgage-backed securities	—	—	12,609	118	12,609	118
Asset-backed securities	338,007	976	78,684	391	416,691	1,367
Total mortgage and asset-backed securities	343,881	981	91,293	509	435,174	1,490
Other debt securities	39,032	102	—	—	39,032	102
Total	$730,059	$5,474	$171,823	$14,697	$901,882	$20,171

The total available for sale portfolio consisted of approximately 1,700 individual securities at June 30, 2013. The portfolio included 507 securities, having an aggregate fair value of $3.7 billion, that were in an unrealized loss position at June 30, 2013, compared to 144 securities, with a fair value of $901.9 million, at December 31, 2012. The total amount of unrealized loss on these securities increased $79.9 million to $100.1 million at June 30, 2013, which was mainly due to a recent rise in interest rates. At June 30, 2013, the fair value of securities in an unrealized loss position for 12 months or longer with temporary impairment totaled $186.6 million, or 2.1% of the total portfolio value, and the fair value of other securities with other-than-temporary impairment totaled $2.3 million.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $34.0 million at June 30, 2013. Of these losses, $12.9 million related to auction rate securities and $21.0 million related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $1.5 billion at fair value, or 16.7% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below. The Company does not have exposure to obligations of Detroit, Michigan, which recently filed for Chapter 9 bankruptcy. The Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At June 30, 2013
Texas	9.8%	5.3	Aa1
Florida	9.4	4.8	Aa2
Ohio	5.7	5.3	Aa2
Washington	5.5	4.8	Aa2
New York	5.1	6.7	Aa2
General obligation	31.7%	4.8	Aa2
Housing	17.5	6.4	Aa1
Lease	16.7	4.9	Aa2
Transportation	13.5	4.5	Aa3
Limited tax	5.1	5.5	Aa1

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2013	2012
Proceeds from sales of available for sale securities	$—	$4,951
Proceeds from sales of non-marketable securities	4,096	9,165
Total proceeds	$4,096	$14,116
Available for sale:
Gains realized on sales	$—	$342
Gain realized on donation	1,375	—
Other-than-temporary impairment recognized on debt securities	(930)	(670)
Non-marketable:
Gains realized on sales	603	304
Losses realized on sales	(2,979)	(200)
Fair value adjustments, net	(1,802)	5,600
Investment securities gains (losses), net	$(3,733)	$5,376

At June 30, 2013, securities totaling $4.6 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $746.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

5. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2013				December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$25,720	$(21,805)	$—	$3,915	$25,720	$(20,892)	$—	$4,828
Mortgage servicing rights	3,251	(2,443)	(206)	602	3,132	(2,267)	(393)	472
Total	$28,971	$(24,248)	$(206)	$4,517	$28,852	$(23,159)	$(393)	$5,300

Aggregate amortization expense on intangible assets was $532 thousand and $669 thousand, respectively, for the three month periods ended June 30, 2013 and 2012 and $1.1 million and $1.4 million, respectively, for the six month periods ended June 30, 2013 and 2012. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2013. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2013	$1,730
2014	1,265
2015	928
2016	619
2017	349

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2013 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2013	$125,585	$4,828	$472
Originations	—	—	119
Amortization	—	(913)	(176)
Impairment reversal	—	—	187
Balance June 30, 2013	$125,585	$3,915	$602

Goodwill allocated to the Company’s operating segments at June 30, 2013 and December 31, 2012 is shown below.

(In thousands)
Consumer segment	$67,765
Commercial segment	57,074
Wealth segment	746
Total goodwill	$125,585

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2013 that net liability was $3.9 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $330.0 million at June 30, 2013.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at June 30, 2013, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 4 to 10 years. At June 30, 2013, the liability recorded for guarantor RPAs was $98 thousand, and the notional amount of the underlying swaps was $42.3 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

7. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Service cost - benefits earned during the period	$131	$104	$263	$207
Interest cost on projected benefit obligation	1,123	1,286	2,245	2,573
Expected return on plan assets	(1,608)	(1,645)	(3,217)	(3,290)
Amortization of unrecognized net loss	766	730	1,533	1,460
Net periodic pension cost	$412	$475	$824	$950

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During 2012, the Company made a discretionary contribution of $1.5 million to its defined benefit pension plan in order to reduce pension guarantee premiums but has made no subsequent contributions to the defined benefit plan in 2013. The Company also made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2013.

8. Common Stock

Presented below is a summary of the components used to calculate basic and diluted income per share. The Company applies the two-class method of computing income per share, as nonvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the nonvested share-based awards and for common stock. Income per share attributable to common stock is shown in the table below. Nonvested share-based awards are further discussed in Note 13.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2013	2012	2013	2012
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$65,805	$70,733	$126,822	$136,532
Less income allocated to nonvested restricted stock	750	666	1,344	1,228
Net income allocated to common stock	$65,055	$70,067	$125,478	$135,304
Weighted average common shares outstanding	89,784	91,774	89,996	92,203
Basic income per common share	$.72	$.77	$1.39	$1.47
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$65,805	$70,733	$126,822	$136,532
Less income allocated to nonvested restricted stock	747	665	1,340	1,226
Net income allocated to common stock	$65,058	$70,068	$125,482	$135,306
Weighted average common shares outstanding	89,784	91,774	89,996	92,203
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	375	282	305	317
Weighted average diluted common shares outstanding	90,159	92,056	90,301	92,520
Diluted income per common share	$.72	$.76	$1.39	$1.46

Nearly all unexercised stock options and stock appreciation rights were included in the computations of diluted income per share for the six month periods ended June 30, 2013 and 2012.

9. Accumulated Other Comprehensive Income

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2013	$3,245	$160,263	$(27,164)	$136,344
Other comprehensive income before reclassifications	710	(186,443)	—	(185,733)
Amounts reclassified from accumulated other comprehensive income	930	(1,375)	1,533	1,088
Current period other comprehensive income (loss), before tax	1,640	(187,818)	1,533	(184,645)
Income tax (expense) benefit	(623)	71,371	(583)	70,165
Current period other comprehensive income (loss), net of tax	1,017	(116,447)	950	(114,480)
Balance June 30, 2013	$4,262	$43,816	$(26,214)	$21,864
Balance January 1, 2012	$(4,321)	$136,137	$(21,278)	$110,538
Other comprehensive income before reclassifications	5,616	34,845	—	40,461
Amounts reclassified from accumulated other comprehensive income	670	(342)	1,460	1,788
Current period other comprehensive income, before tax	6,286	34,503	1,460	42,249
Income tax expense	(2,389)	(13,111)	(555)	(16,055)
Current period other comprehensive income, net of tax	3,897	21,392	905	26,194
Balance June 30, 2012	$(424)	$157,529	$(20,373)	$136,732
(1) The pre-tax amounts reclassified from accumulated other comprehensive income are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic pension cost as "amortization of unrecognized net loss" (see Note 7).

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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended June 30, 2013
Net interest income	$66,883	$69,098	$9,781	$145,762	$13,696	$159,458
Provision for loan losses	(8,670)	(617)	(92)	(9,379)	2,000	(7,379)
Non-interest income	28,405	45,105	29,630	103,140	(464)	102,676
Investment securities losses, net	—	—	—	—	(1,568)	(1,568)
Non-interest expense	(68,965)	(59,076)	(23,649)	(151,690)	(5,276)	(156,966)
Income before income taxes	$17,653	$54,510	$15,670	$87,833	$8,388	$96,221
Six Months Ended June 30, 2013
Net interest income	$134,096	$140,057	$20,111	$294,264	$15,537	$309,801
Provision for loan losses	(16,881)	(128)	(140)	(17,149)	6,485	(10,664)
Non-interest income	55,130	89,611	58,333	203,074	(521)	202,553
Investment securities losses, net	—	—	—	—	(3,733)	(3,733)
Non-interest expense	(136,876)	(117,983)	(47,957)	(302,816)	(9,187)	(312,003)
Income before income taxes	$35,469	$111,557	$30,347	$177,373	$8,581	$185,954
Three Months Ended June 30, 2012
Net interest income	$68,561	$72,746	$9,708	$151,015	$14,090	$165,105
Provision for loan losses	(9,153)	1,543	(510)	(8,120)	2,905	(5,215)
Non-interest income	28,259	44,944	27,221	100,424	392	100,816
Investment securities gains, net	—	—	—	—	1,336	1,336
Non-interest expense	(67,148)	(56,082)	(22,244)	(145,474)	(10,866)	(156,340)
Income before income taxes	$20,519	$63,151	$14,175	$97,845	$7,857	$105,702
Six Months Ended June 30, 2012
Net interest income	$137,654	$144,275	$19,465	$301,394	$23,448	$324,842
Provision for loan losses	(18,460)	(288)	(552)	(19,300)	5,920	(13,380)
Non-interest income	55,447	87,838	53,376	196,661	(1,262)	195,399
Investment securities gains, net	—	—	—	—	5,376	5,376
Non-interest expense	(133,263)	(112,051)	(45,011)	(290,325)	(16,476)	(306,801)
Income before income taxes	$41,378	$119,774	$27,278	$188,430	$17,006	$205,436

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

Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. This activity increased in 2013 due to higher customer demand. Also, the Company's past practice of originating and selling fixed rate personal real estate loans to other institutions historically resulted in mortgage loan commitments and forward sales contracts. In late 2011, the Company curtailed the sales of these types of loans and did not hold such loans for sale at June 30, 2013 or December 31, 2012.

(In thousands)	June 30, 2013	December 31, 2012
Interest rate swaps	$431,485	$435,542
Interest rate caps	10,736	27,736
Credit risk participation agreements	45,551	43,243
Foreign exchange contracts	99,256	47,897
Total notional amount	$587,028	$554,418

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At June 30, 2013, the Company had entered into three interest rate swaps with a notional amount of $12.5 million, included in the table above, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Gain (loss) on interest rate swaps	$105	$57	$230	$145
Gain (loss) on loans	(102)	(50)	(224)	(135)
Amount of hedge ineffectiveness	$3	$7	$6	$10

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at June 30, 2013 was $419.0 million. The Company is party to master netting arrangements with many of its derivative counterparties; however, the Company does not offset assets and liabilities under these arrangements for balance sheet presentation, as the effect of offsetting is not significant. Additional information about the potential effects of offsetting and collateral amounts pledged by the Company is provided in Note 12 on Balance Sheet Offsetting.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, education, financial services, communications, consumer products, and manufacturing. At June 30, 2013, the largest loss exposures were in the groups related to education, real estate, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $2.8 million (education), $2.5 million (real estate and building materials) and $1.7 million (manufacturing) at June 30, 2013.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 14 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30, 2013	Dec. 31, 2012	Balance Sheet	June 30, 2013	Dec. 31, 2012
(In thousands)	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(492)	$(723)
Total derivatives designated as hedging instruments		$—	$—		$(492)	$(723)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,767	$16,334	Other liabilities	$(11,769)	$(16,337)
Interest rate caps	Other assets	1	1	Other liabilities	(1)	(1)
Credit risk participation agreements	Other assets	5	9	Other liabilities	(98)	(196)
Foreign exchange contracts	Other assets	909	396	Other liabilities	(889)	(461)
Total derivatives not designated as hedging instruments		$12,682	$16,740		$(12,757)	$(16,995)
Total derivatives		$12,682	$16,740		$(13,249)	$(17,718)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2013	2012	2013	2012
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$105	$57	$230	$145
Total		$105	$57	$230	$145
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$155	$81	$294	$198
Credit risk participation agreements	Other non-interest income	69	7	125	5
Foreign exchange contracts	Other non-interest income	(62)	147	85	7
Mortgage loan commitments	Loan fees and sales	—	—	—	(20)
Mortgage loan forward sale contracts	Loan fees and sales	—	—	—	11
Total		$162	$235	$504	$201

12. Balance Sheet Offsetting

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

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Securities Collateral Received/Pledged	Net Amount
June 30, 2013
Assets:
Derivatives subject to master netting agreements	$12,334	$—	$12,334	$(1,022)	$—	$11,312
Derivatives not subject to master netting agreements	348	—	348
Total derivatives	12,682	—	12,682
Total resell agreements, subject to master netting arrangements	1,500,000	(300,000)	1,200,000	—	(1,200,000)	—
Liabilities:
Derivatives subject to master netting agreements	12,738	—	12,738	(1,022)	(10,493)	1,223
Derivatives not subject to master netting agreements	511	—	511
Total derivatives	13,249	—	13,249
Total repurchase agreements, subject to master netting arrangements	1,284,334	(300,000)	984,334	—	(984,334)	—
December 31, 2012
Assets:
Derivatives subject to master netting agreements	$16,475	$—	$16,475	$(603)	$—	$15,872
Derivatives not subject to master netting agreements	265	—	265
Total derivatives	16,740	—	16,740
Total resell agreements, subject to master netting arrangements	1,500,000	(300,000)	1,200,000	—	(1,200,000)	—
Liabilities:
Derivatives subject to master netting agreements	17,315	—	17,315	(603)	(16,017)	695
Derivatives not subject to master netting agreements	403	—	403
Total derivatives	17,718	—	17,718
Total repurchase agreements, subject to master netting arrangements	1,359,040	(300,000)	1,059,040	—	(1,059,040)	—

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $300.0 million at both June 30, 2013 and December 31, 2012. At June 30, 2013, the Company had posted collateral consisting of $313.7 million in agency mortgage-backed securities and accepted $341.2 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

In June 2013, the Company became subject to new trade and clearing regulations authorized under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The new rules require certain derivative transactions to be cleared through a clearing house, which the Company accesses through a designated clearing member. Under the new rules, initial and ongoing maintenance margin, in the form of cash and marketable securities, is required of both of the original counterparties to the contract, which is maintained by the clearing house. Once the trade is cleared, the clearing house assumes the performance risk of the original dealer counterparty. As of June 30, 2013, the Company had not executed any transactions subject to the new regulations.

13. Stock-Based Compensation

The Company has historically issued stock-based compensation in the form of nonvested restricted stock, stock options and stock appreciation rights (SARs). During the first six months of 2013, stock-based compensation was issued in the form of nonvested stock and SARs. The stock-based compensation expense that has been charged against income was $1.5 million and $1.1 million in the three month periods ended June 30, 2013 and 2012, respectively, and $2.7 million and $2.6 million in the six months ended June 30, 2013 and 2012, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2013, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	882,803	$34.62
Granted	344,587	37.70
Vested	(37,316)	34.70
Forfeited	(15,313)	33.96
Canceled	(115,497)	35.32
Nonvested at June 30, 2013	1,059,264	$35.55

SARs and stock options are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs vest ratably over 4 years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. Stock options, which have not been granted since 2005, vested ratably over 3 years of continuous service and also have 10-year contractual terms. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of SARs and options on date of grant. The current year per share average fair value and the model assumptions are shown in the table below.

Weighted per share average fair value at grant date	$7.16
Assumptions:
Dividend yield	2.3%
Volatility	23.2%
Risk-free interest rate	1.2%
Expected term	7.3 years

A summary of option activity during the first six months of 2013 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	768,773	$31.51
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(227,000)	30.11
Outstanding at June 30, 2013	541,773	$32.10	1.3 years	$6,203

A summary of SAR activity during the first six months of 2013 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,787,376	$36.07
Granted	213,721	39.03
Forfeited	(1,521)	31.31
Expired	—	—
Exercised	(146,429)	36.13
Outstanding at June 30, 2013	1,853,147	$36.41	4.4 years	$13,230

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the June 30, 2013 and December 31, 2012 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2013 or the year ended December 31, 2012.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$413,857	$413,857	$—	$—
Government-sponsored enterprise obligations	414,818	—	414,818	—
State and municipal obligations	1,621,194	—	1,494,441	126,753
Agency mortgage-backed securities	2,937,002	—	2,937,002	—
Non-agency mortgage-backed securities	242,432	—	242,432	—
Asset-backed securities	3,088,148	—	3,088,148	—
Other debt securities	165,735	—	165,735	—
Equity securities	44,629	26,018	18,611	—
Trading securities	14,670	—	14,670	—
Private equity investments	63,279	—	—	63,279
Derivatives *	12,682	—	12,677	5
Assets held in trust	6,652	6,652	—	—
Total assets	$9,025,098	$446,527	$8,388,534	$190,037
Liabilities:
Derivatives *	$13,249	$—	$13,151	$98
Total liabilities	$13,249	$—	$13,151	$98
December 31, 2012
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$438,759	$438,759	$—	$—
Government-sponsored enterprise obligations	471,574	—	471,574	—
State and municipal obligations	1,615,707	—	1,489,293	126,414
Agency mortgage-backed securities	3,380,955	—	3,380,955	—
Non-agency mortgage-backed securities	237,011	—	237,011	—
Asset-backed securities	3,167,394	—	3,167,394	—
Other debt securities	177,752	—	177,752	—
Equity securities	33,096	17,835	15,261	—
Trading securities	28,837	—	28,837	—
Private equity investments	68,167	—	—	68,167
Derivatives *	16,740	—	16,731	9
Assets held in trust	5,440	5,440	—	—
Total assets	$9,641,432	$462,034	$8,984,808	$194,590
Liabilities:
Derivatives *	$17,718	$—	$17,522	$196
Total liabilities	$17,718	$—	$17,522	$196
* The fair value of each class of derivative is shown in Note 11.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2013
Balance March 31, 2013	$128,143	$68,103	$(131)	$196,115
Total gains or losses (realized/unrealized):
Included in earnings	—	298	69	367
Included in other comprehensive income *	(1,072)	—	—	(1,072)
Investment securities called	(375)	—	—	(375)
Discount accretion	57	—	—	57
Purchases of private equity investments	—	2,000	—	2,000
Sale/pay down of private equity investments	—	(7,184)	—	(7,184)
Capitalized interest/dividends	—	62	—	62
Sale of risk participation agreement	—	—	(31)	(31)
Balance June 30, 2013	$126,753	$63,279	$(93)	$189,939
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013	$—	$298	$69	$367
For the six months ended June 30, 2013
Balance January 1, 2013	$126,414	$68,167	$(187)	$194,394
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,477)	125	(1,352)
Included in other comprehensive income *	1,116	—	—	1,116
Investment securities called	(900)	—	—	(900)
Discount accretion	123	—	—	123
Purchase of private equity securities	—	3,650	—	3,650
Sale/pay down of private equity investments	—	(7,184)	—	(7,184)
Capitalized interest/dividends	—	123	—	123
Sale of risk participation agreement	—	—	(31)	(31)
Balance June 30, 2013	$126,753	$63,279	$(93)	$189,939
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013	$—	$(1,477)	$125	$(1,352)
For the three months ended June 30, 2012
Balance March 31, 2012	$129,873	$72,121	$(106)	$201,888
Total gains or losses (realized/unrealized):
Included in earnings	—	1,475	7	1,482
Included in other comprehensive income *	520	—	—	520
Investment securities called	(3,000)	—	—	(3,000)
Discount accretion	147	—	—	147
Sale/pay down of private equity securities	—	(7,845)	—	(7,845)
Capitalized interest/dividends	—	15	—	15
Balance June 30, 2012	$127,540	$65,766	$(99)	$193,207
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012	$—	$600	$7	$607
For the six months ended June 30, 2012
Balance January 1, 2012	$135,621	$66,978	$(123)	$202,476
Total gains or losses (realized/unrealized):
Included in earnings	—	5,600	(4)	5,596
Included in other comprehensive income *	(4,938)	—	—	(4,938)
Investment securities called	(3,350)	—	—	(3,350)
Discount accretion	207	—	—	207
Purchase of private equity investments	—	3,275	—	3,275
Sale/pay down of private equity securities	—	(10,279)	—	(10,279)
Capitalized interest/dividends	—	192	—	192
Purchase of risk participation agreement	—	—	28	28
Balance June 30, 2012	$127,540	$65,766	$(99)	$193,207
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012	$—	$4,575	$5	$4,580
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2013
Total gains or losses included in earnings	$—	$69	$298	$367
Change in unrealized gains or losses relating to assets still held at June 30, 2013	$—	$69	$298	$367
For the six months ended June 30, 2013
Total gains or losses included in earnings	$—	$125	$(1,477)	$(1,352)
Change in unrealized gains or losses relating to assets still held at June 30, 2013	$—	$125	$(1,477)	$(1,352)
For the three months ended June 30, 2012
Total gains or losses included in earnings	$—	$7	$1,475	$1,482
Change in unrealized gains or losses relating to assets still held at June 30, 2012	$—	$7	$600	$607
For the six months ended June 30, 2012
Total gains or losses included in earnings	$(9)	$5	$5,600	$5,596
Change in unrealized gains or losses relating to assets still held at June 30, 2012	$—	$5	$4,575	$4,580

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $126.8 million at June 30, 2013, while private equity investments, included in non-marketable securities, totaled $63.3 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	5 years
		Estimated market rate	2.3%	-	3.5%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5

The fair values of ARS are estimated using a discounted cash flows analysis in which estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. Under normal conditions, ARS traded in weekly auctions and were considered liquid investments. The Company's estimate of when these auctions might resume is highly judgmental and subject to variation depending on current and projected market conditions. Few auctions of these securities have been held since 2008, and most sales have been privately arranged. Estimated cash flows during the period over which the Company expects to hold the securities are discounted at an estimated market rate. These securities are comprised of bonds issued by various states and municipalities for healthcare and student lending purposes, and market rates are derived for each type. Market rates are calculated at each valuation date using a LIBOR or Treasury based rate plus spreads representing adjustments for liquidity premium and nonperformance risk. The spreads are developed internally by employees in the Company's bond department. An increase in the holding period alone would result in a higher fair value measurement, while an increase in the estimated market rate (the discount rate) alone would result in a lower fair value measurement. The valuation of ARS is regularly reviewed by members of the Company's Asset/Liability Committee.

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first six months of 2013 and 2012, and still held as of June 30, 2013 and 2012, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2013 and 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2013
Collateral dependent impaired loans	$6,731	$—	$—	$6,731	$(1,967)
Private equity investments	675	—	—	675	(325)
Mortgage servicing rights	602	—	—	602	187
Foreclosed assets	291	—	—	291	(135)

June 30, 2012
Collateral dependent impaired loans	$27,176	$—	$—	$27,176	$(5,918)
Mortgage servicing rights	574	—	—	574	20
Foreclosed assets	1,550	—	—	1,550	(425)
Long-lived assets	5,397	—	—	5,397	(3,398)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at June 30, 2013 and 2012 are shown in the table above.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. At June 30, 2013, this portfolio consisted of student loans. Most of the portfolio is under contract to an agency which has been unable to consistently purchase loans under existing contractual terms. These loans have been evaluated using a fair value measurement method based on a discounted cash flows analysis, which is classified as Level 3. The fair value of these loans was $5.6 million at June 30, 2013, net of an impairment reserve of $141 thousand. The measurement of fair value for other student loans is based on the specific prices mandated in the underlying sale contracts and the estimated exit price and is classified as Level 2.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	June 30, 2013		December 31, 2012
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$3,415,361	$3,407,477	$3,134,801	$3,144,989
Real estate - construction and land	Level 3	398,625	400,990	355,996	352,547
Real estate - business	Level 3	2,210,260	2,225,420	2,214,975	2,240,796
Real estate - personal	Level 3	1,700,060	1,717,425	1,584,859	1,642,820
Consumer	Level 3	1,450,781	1,463,829	1,289,650	1,309,403
Revolving home equity	Level 3	422,902	428,011	437,567	441,651
Consumer credit card	Level 3	760,512	775,469	804,245	823,560
Overdrafts	Level 3	11,654	11,654	9,291	9,291
Loans held for sale	Level 2	3,382	3,382	3,017	3,030
Loans held for sale	Level 3	5,559	5,559	5,810	5,810
Investment securities:
Available for sale	Level 1	439,875	439,875	456,594	456,594
Available for sale	Level 2	8,361,187	8,361,187	8,939,240	8,939,240
Available for sale	Level 3	126,753	126,753	126,414	126,414
Trading	Level 2	14,670	14,670	28,837	28,837
Non-marketable	Level 3	113,470	113,470	118,650	118,650
Federal funds sold	Level 1	22,990	22,990	27,595	27,595
Securities purchased under agreements to resell	Level 3	1,200,000	1,202,506	1,200,000	1,215,234
Interest earning deposits with banks	Level 1	6,816	6,816	179,164	179,164
Cash and due from banks	Level 1	399,687	399,687	573,066	573,066
Derivative instruments	Level 2	12,677	12,677	16,731	16,731
Derivative instruments	Level 3	5	5	9	9
Financial Liabilities
Non-interest bearing deposits	Level 1	$5,811,473	$5,811,473	$6,299,903	$6,299,903
Savings, interest checking and money market deposits	Level 1	9,573,390	9,573,390	9,817,943	9,817,943
Time open and certificates of deposit	Level 3	2,512,075	2,515,492	2,230,807	2,239,595
Federal funds purchased	Level 1	636,360	636,360	24,510	24,510
Securities sold under agreements to repurchase	Level 3	984,334	983,893	1,059,040	1,057,462
Other borrowings	Level 3	102,766	113,341	103,710	117,527
Derivative instruments	Level 2	13,151	13,151	17,522	17,522
Derivative instruments	Level 3	98	98	196	196

16. Legal Proceedings

On July 13, 2012, Visa and MasterCard each announced a preliminary settlement to resolve the plaintiffs' claims in the multi-district interchange litigation and also announced an agreement in principle to resolve the claims brought against them by certain individual retailers in that same litigation. The proposed settlement includes a cash payment to certain merchants of $6.6 billion, of which Visa is responsible for $4.4 billion, and a provision which would reduce credit card interchange income by 10 basis points over an 8 month period beginning in September 2013. Other provisions include the ability for merchants to surcharge customers for credit card usage, the ability for merchant buying groups to negotiate together with Visa and MasterCard, and the ability to cancel this proposed agreement if more than 25% of all affected merchants opt out of the agreement. The Company estimates that the pre-tax cost of the future reduction of 10 basis points in interchange income for an 8 month period, which is part of the above settlement, would amount to approximately $5.2 million. Accordingly, the Company established a liability in 2012 for these anticipated costs.

In December 2011, the Bank reached a class-wide settlement in a class action lawsuit captioned Wolfgeher v. Commerce Bank, Case No. 1:10-cv-22017 (MDL 2036, S.D. Fla.) which alleged that the Bank had improperly charged overdraft fees on certain debit card transactions and claimed refunds for the plaintiff individually and on behalf of other customers as a class. A formal Settlement Agreement and Release related to this lawsuit was signed by the Bank on July 26, 2012. The Bank, while admitting no wrongdoing, agreed to the settlement in order to resolve the litigation and avoid further expense. The settlement provided for a payment of $18.3 million into a class settlement fund, the proceeds of which will be used to issue refunds to class members and to pay attorneys' fees, administrative and other costs, in exchange for a complete release of all claims asserted against the Bank. The Bank also agreed to post debit card transactions in chronological order, which was implemented on February 21, 2013. As a result of the change in the posting order of debit card transactions, the Company currently estimates that overdraft income will be reduced on an annual basis by $3.5 million to $5.5 million. A second suit alleging the same facts and also seeking class-action status was filed on June 4, 2010 in Missouri state court; however, the second suit was resolved by agreement on July 18, 2013, and will be dismissed.

On January 4, 2013, the Company was named in a petition by Patrick J. Malloy III, Bankruptcy Trustee for the Bankruptcy Estate of George David Gordon Jr. (“Gordon”). The petition was filed in the District Court in and for Tulsa County, State of Oklahoma and removed to the United States District Court for the Northern District of Oklahoma, and subsequently remanded back to the District Court on May 7, 2013. On May 10, 2013, the Company was served with an amended petition in the case. The amended petition alleges that Gordon was involved in securities fraud and that Bank South, an Oklahoma bank that was subsequently acquired by the Company, together with a lending officer employed by Bank South, are jointly and severally liable, as aiders and abettors of the fraudulent scheme, for losses suffered by defrauded investors. The losses suffered by investors who have assigned their claims to the Trustee are alleged to be in excess of $9 million. The claim alleges that Commerce Bank is liable as a successor by merger to Bank South. Based on facts available to the Company and after discussion with outside counsel handling the matter, it is not possible to determine at this time whether this litigation presents a loss contingency that is probable or estimable. The Company believes it has substantial defenses to this matter and anticipates the matter will be resolved without material loss. No liability has been recorded at this time, in accordance with accounting guidance at ASC 450-20. This matter will continue to be evaluated on an ongoing basis and if further developments result in a loss contingency related to this claim being both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record it accordingly.
The Company has various other lawsuits pending at June 30, 2013, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be estimated.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2012 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Per Share Data
Net income per common share — basic	$.72	$.77	$1.39	$1.47
Net income per common share — diluted	.72	.76	1.39	1.46
Cash dividends	.225	.219	.450	.438
Book value			23.23	24.26
Market price			43.55	36.10
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	56.68%	55.26%	55.66%	55.39%
Non-interest bearing deposits to total deposits	32.30	32.29	32.55	31.61
Equity to loans (1)	21.60	24.04	21.80	23.95
Equity to deposits	12.24	13.28	12.13	13.27
Equity to total assets	9.97	10.82	9.95	10.78
Return on total assets	1.20	1.38	1.17	1.34
Return on total equity	12.07	12.80	11.73	12.42
(Based on end-of-period data)
Non-interest income to revenue (2)	39.17	37.91	39.53	37.56
Efficiency ratio (3)	59.73	58.53	60.72	58.72
Tier I risk-based capital ratio			13.58	14.80
Total risk-based capital ratio			14.85	16.13
Tangible common equity to assets ratio (4)			9.06	10.16
Tier I leverage ratio			9.08	9.73

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

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2013	2012	% change	2013	2012	% change
Net interest income	$159,458	$165,105	(3.4)%	$309,801	$324,842	(4.6)%
Provision for loan losses	(7,379)	(5,215)	41.5	(10,664)	(13,380)	(20.3)
Non-interest income	102,676	100,816	1.8	202,553	195,399	3.7
Investment securities gains (losses), net	(1,568)	1,336	N.M.	(3,733)	5,376	N.M.
Non-interest expense	(156,966)	(156,340)	.4	(312,003)	(306,801)	1.7
Income taxes	(30,182)	(34,466)	(12.4)	(59,107)	(67,386)	(12.3)
Non-controlling interest expense	(234)	(503)	(53.5)	(25)	(1,518)	(98.4)
Net income attributable to Commerce Bancshares, Inc.	$65,805	$70,733	(7.0)%	$126,822	$136,532	(7.1)%

For the quarter ended June 30, 2013, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $65.8 million, a decrease of $4.9 million, or 7.0%, compared to the second quarter of the previous year, and an increase of $4.8 million, or 7.8%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.20%, the annualized return on average equity was 12.07%, and the efficiency ratio was 59.73%. Diluted earnings per share was $.72, a decrease of 5.3% compared to $.76 per share in the second quarter of 2012, and an increase of 7.5% compared to $.67 in the previous quarter.

Compared to the second quarter of last year, net interest income decreased $5.6 million, or 3.4%, partly due to a decrease of $4.3 million in interest on investment securities (mainly in mortgage-backed securities). This decline was partly offset by the reclassification of $2.6 million of interest received on the sale of a private equity investment which had been previously recorded as securities gains. Interest income on loans decreased $4.2 million (mainly in business and business real estate loans). These declines in interest income were partly offset by a decrease of $1.8 million in interest expense on deposits. The provision for loan losses totaled $7.4 million for the current quarter, representing an increase of $2.2 million, or 41.5%, over the second quarter of 2012. Non-interest income increased $1.9 million, or 1.8%, due to continued growth in bank card and trust fee income, while non-interest expense remained flat. Net investment securities losses for the second quarter of 2013 amounted to $1.6 million compared to net gains of $1.3 million during the second quarter of last year. The current quarter losses included the previously mentioned reclassification, partly offset by a gain of $1.4 million resulting from the donation of appreciated securities.

Net income for the first six months of 2013 was $126.8 million, a decrease of $9.7 million, or 7.1%, from the same period last year. Diluted earnings per share was $1.39, a decrease of 4.8% compared to $1.46 per share in the same period last year. For the first six months of 2013, the annualized return on average assets was 1.17%, the annualized return on average equity was 11.73%, and the efficiency ratio was 60.72%. Net interest income declined $15.0 million, or 4.6%, from the same period last year due to lower earnings on the loan and investment securities portfolios of $8.2 million and $13.1 million, respectively. These declines in income were partially offset by an increase of $2.8 million in interest income on long-term resell agreements and a decline of $3.5 million in deposit interest expense. The provision for loan losses was $10.7 million for the first six months of 2013, down $2.7 million from the same period last year. Non-interest income increased by $7.2 million, or 3.7%, over the same period as last year due to continued growth bank card and trust fee income. Non-interest expense increased by $5.2 million due to increases in salaries and employee benefits expense and data processing and software costs. Net investment securities losses were $3.7 million in the first six months of 2013 compared to net securities gains of $5.4 million in the first six months of 2012. The higher losses were largely due to lower gains in fair value on private equity securities and the interest reclassification mentioned above, partly offset by the securities donation gain.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2013 vs. 2012			Six Months Ended June 30, 2013 vs. 2012
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$10,631	$(14,752)	$(4,121)	$19,008	$(27,050)	$(8,042)
Loans held for sale	—	3	3	(28)	11	(17)
Investment securities:
U.S. government and federal agency securities	1,311	(2,404)	(1,093)	1,674	(5,050)	(3,376)
Government-sponsored enterprise obligations	891	(347)	544	1,804	(530)	1,274
State and municipal obligations	3,124	(1,651)	1,473	6,613	(3,273)	3,340
Mortgage-backed securities	(5,315)	(913)	(6,228)	(10,074)	(3,349)	(13,423)
Asset-backed securities	843	(1,684)	(841)	2,104	(3,579)	(1,475)
Other securities	624	1,483	2,107	954	256	1,210
Total interest on investment securities	1,478	(5,516)	(4,038)	3,075	(15,525)	(12,450)
Short-term federal funds sold and securities purchased under
agreements to resell	2	(3)	(1)	(5)	(4)	(9)
Long-term securities purchased under agreements to resell	1,894	(666)	1,228	3,533	(751)	2,782
Interest earning deposits with banks	(33)	(4)	(37)	(3)	(12)	(15)
Total interest income	13,972	(20,938)	(6,966)	25,580	(43,331)	(17,751)
Interest expense:
Deposits:
Savings	17	(24)	(7)	38	(71)	(33)
Interest checking and money market	273	(1,525)	(1,252)	759	(3,142)	(2,383)
Time open & C.D.'s of less than $100,000	(127)	(221)	(348)	(272)	(433)	(705)
Time open & C.D.'s of $100,000 and over	105	(266)	(161)	(22)	(351)	(373)
Total interest on deposits	268	(2,036)	(1,768)	503	(3,997)	(3,494)
Federal funds purchased and securities sold under
agreements to repurchase	155	(62)	93	108	(22)	86
Other borrowings	41	(88)	(47)	61	(202)	(141)
Total interest expense	464	(2,186)	(1,722)	672	(4,221)	(3,549)
Net interest income, fully taxable equivalent basis	$13,508	$(18,752)	$(5,244)	$24,908	$(39,110)	$(14,202)

Net interest income for the second quarter of 2013 was $159.5 million, a $5.6 million decline from the second quarter of 2012. On a tax equivalent (T/E) basis, net interest income totaled $165.9 million in the second quarter of 2013, up $9.2 million over the previous quarter and down $5.2 million from the second quarter of 2012. The decline from the same period last year was mainly the result of lower yields on loans and investment securities in the current quarter, which were partly offset by lower rates paid on deposits and higher loan balances. The Company's net interest rate margin was 3.21% in the second quarter of 2013, compared to 3.07% in the previous quarter and 3.55% in the second quarter of 2012.
Total interest income (T/E) decreased $7.0 million, or 3.9%, from the second quarter of 2012. Interest income on loans, including loans held for sale, declined $4.1 million due to a 61 basis point decrease in average rates earned, while average loan balances increased 9.5%. The higher balances contributed $10.6 million to interest income and occurred mainly in business, consumer and personal real estate loans. The overall average rate earned on total loans declined to 4.34% during the current quarter compared to 4.95% in the second quarter of 2012, which resulted in a $14.8 million decrease in interest income. Most of the rate impact occurred in business, consumer, business real estate and personal real estate loans. The average rate earned on business real estate loans decreased 51 basis points, with a minor increase in average balances. The average yield on personal real estate loans declined 49 basis points, while the average balance increased $189.1 million, or 12.8%. Average business loans increased $358.4 million, or 12.4%, which was offset by a decline of 51 basis points in rates earned. Average consumer loans increased $296.0 million, while the average yield fell 104 basis points. Most of the increase in consumer loan balances resulted from higher auto and fixed-rate home equity loans, which were partly offset by a decrease of $84.5 million in marine and RV loans as that portfolio continues to pay down (since the Company no longer originates these types of loans). Average consumer credit card loans increased $29.1 million compared to the second quarter of 2012, while the average rate earned on these balances decreased to 11.20% from 11.87%.
Interest income on investment securities (T/E) was $58.2 million during the second quarter of 2013 compared to $62.2 million during the same period last year, which was a decrease of $4.0 million. This decline included a $1.1 million decrease in inflation interest on the Company's inflation-protected securities (TIPS) as a result of the lower consumer Price Indices published this quarter, on which this interest is based. Also, lower average rates were earned on the remainder of the available for sale portfolio, especially in state and municipal and asset-backed securities with rate declines of 42 and 22 basis points, respectively. These declines were partly offset by the recognition of $2.6 million in interest income upon the sale of a private equity investment (classified as non-marketable in the accompanying consolidated balance sheet) which had been recorded in previous periods as securities gains. The average balance of the total portfolio (excluding fair value adjustments) increased $163.8 million, or 1.8%, compared to the second quarter of 2012. This growth mainly occurred in state and municipal obligations. asset-backed securities, and government sponsored obligations, which increased by $311.2 million, $299.3 million and $173.5 million, respectively, while the average balance of mortgage-backed securities declined $737.7 million. The effect of the higher average total portfolio balance was offset by a lower overall average yield, which declined to 2.52% compared to 2.75% during the second quarter of 2012.
Interest income on long-term securities purchased under agreements to resell increased $1.2 million over the second quarter of 2012. This increase included $265 thousand of interest on collateral swaps, which are discussed in Note 12 to the consolidated financial statements. The remainder of the increase was due to higher average balances of other resell agreements, which increased$350.0 million, or 41.2%.
The average tax equivalent yield on total interest earning assets was 3.36% in the second quarter of 2013 compared to 3.75% in the second quarter of 2012.
Total interest expense decreased $1.7 million, or 18.1%, compared to the second quarter of 2012, mainly due to a $1.8 million decrease in interest expense on interest bearing deposits. The decrease in interest expense on deposits resulted primarily from declines of 7 basis points in average rates paid on money market accounts and 12 basis point in rates paid on certificates of deposit. Total average interest bearing deposits increased $757.3 million, or 6.7%, over the second quarter of 2012, as money market account balances increased $490.0 million, or 6.1%, and certificate of deposit balances increased $138.1 million, or 5.8% (mainly in short-term jumbo certificates of deposit. The overall average rate incurred on all interest bearing liabilities decreased to .23% in the second quarter of 2013 compared to .30% in the second quarter of 2012.
Net interest income (T/E) for the first six months of 2013 was $322.7 million compared to $336.9 million for the same period in 2012. For the first six months of 2013, the net yield on total interest earning assets on a tax equivalent basis was 3.14% compared to 3.50% in the first six months of 2012.
Total interest income (T/E) for the first six months of 2013 decreased $17.8 million from the same period last year, due to lower loan and investment securities yields offset by lower rates paid on deposits and higher loan balances. Loan interest income (T/E) fell $8.1 million overall due to 53 basis point decrease in the average rate earned, partly offset by a $770.8 million, or 8.3%, increase in total average loan balances. Investment securities interest income (T/E) fell $12.5 million overall due to a 34 basis point decline in the average yield (including a decline of $3.1 million in TIPS income), offset by an increase in average balances of $277.1 million, or 3.0%. In addition, income on long-term resell agreements rose $2.8 million over the prior period, largely due to higher average balances and higher collateral swap income included in this category.
Total interest expense for the first six months of 2013 declined $3.5 million compared to last year, largely due to lower rates paid on interest bearing deposits. Interest expense on money market accounts decreased $2.4 million (mainly due to a decline of 7 basis points in rates paid), while interest expense on certificates of deposits declined $1.1 million (due to a decline of 9 basis points). The overall cost of total interest bearing liabilities decreased to .24% compared to .31% in the same period in the prior year.
Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2013	2012	% change	2013	2012	% change
Bank card transaction fees	$40,700	$38,434	5.9%	$79,250	$73,167	8.3%
Trust fees	25,734	23,833	8.0	50,903	46,647	9.1
Deposit account charges and other fees	19,602	19,975	(1.9)	38,314	39,311	(2.5)
Capital market fees	3,305	5,010	(34.0)	7,696	11,881	(35.2)
Consumer brokerage services	2,853	2,576	10.8	5,539	5,102	8.6
Loan fees and sales	1,314	1,706	(23.0)	2,787	3,267	(14.7)
Other	9,168	9,282	(1.2)	18,064	16,024	12.7
Total non-interest income	$102,676	$100,816	1.8%	$202,553	$195,399	3.7%
Non-interest income as a % of total revenue*	39.2%	37.9%		39.5%	37.6%
* Total revenue includes net interest income and non-interest income.

For the second quarter of 2013, total non-interest income amounted to $102.7 million compared with $100.8 million in the same quarter last year, which was an increase of $1.9 million, or 1.8%. Bank card fees for the quarter increased $2.3 million, or 5.9%, over the second quarter of last year, as a result of an 8.6% increase in corporate card fees, which totaled $19.3 million this quarter. Credit card fees also grew by 5.8% and totaled $5.9 million this quarter, while debit card fees grew 3.2% and totaled $9.0 million. Trust fees for the quarter increased $1.9 million, or 8.0%, over the same quarter last year, resulting mainly from growth in personal (up 9.3%) and institutional (up 7.9%) trust fees. Deposit account fees declined $373 thousand, or 1.9%, compared to last year as overdraft fees declined by $1.2 million, but were partly offset by combined growth in corporate cash management fees and other deposit fees of $847 thousand, or 7.5%. Capital market fees for the current quarter decreased $1.7 million, to $3.3 million, as demand from correspondent banks and other customers slowed later in the second quarter of 2013. Consumer brokerage services revenue increased $277 thousand, or 10.8%, while loan fees and sales revenue was down $392 thousand, or 23.0%.

Non-interest income for the first six months of 2013 was $202.6 million compared to $195.4 million in the first six months of 2012, resulting in an increase of $7.2 million, or 3.7%. Bank card fees increased $6.1 million, or 8.3%, as a result of growth in corporate card fees of $4.6 million, or 13.7%. In addition, higher transaction volumes resulted in growth of 6.9% in merchant fees, while credit card fees increased by 5.7%. Trust fee income increased $4.3 million, or 9.1%, as a result of growth in both personal and institutional trust fees. Deposit account fees decreased $997 thousand, or 2.5%, mainly due to a decline in overdraft and return item fees of $2.2 million. This decline was mainly the result of a new posting routine on debit transactions which took effect in February. The change is currently expected to reduce overdraft fees by $3.3 million to $5.5 million on an annualized basis, which is a lower impact than originally estimated. Helping to offset this effect was an increase in various other deposit fees and cash management fees of $1.2 million. Capital market fees decreased $4.2 million, or 35.2%, and were impacted by rising rates and loan demand at correspondent banks. Consumer brokerage services revenue increased by $437 thousand, or 8.6%, mainly due to growth in advisory fees, partly offset by lower fixed annuity fees. Loan fees and sales decreased $480 thousand, or 14.7%, due to declines in student loan sales gains and loan commitment fees. Other non-interest income increased by $2.0 million, or 12.7%, as a result of a $3.0 million fair value loss recorded last year on an office building which was held for sale, partly offset by declines in the current period in tax credit sales income and lease syndication revenue.

Investment Securities Gains (Losses), Net

Net gains and losses on investment securities which were recognized in earnings during the three months and six months ended June 30, 2013 and 2012 are shown in the table below. Net securities losses amounted to $1.6 million in the second quarter of 2013, while net securities losses of $3.7 million were recorded in the first six months of 2013. Included in these net losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $86.2 million at June 30, 2013. During the current quarter, additional credit-related impairment losses of $488 thousand were recorded, bringing the total credit-related impairment losses for the first six months of 2013 to $930 thousand. The cumulative credit-related impairment loss initially recorded on these securities amounted to $12.5 million. Also shown below are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. Most of the current quarter loss resulted from a $2.6 million reclassification to interest income recorded upon the sale of a private equity investment, as mentioned above. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income, and resulted in income of $855 thousand during the first six months of 2013 and expense of $1.2 million during the same period last year. Partly offsetting the current quarter losses was a $1.4 million gain recorded by the Parent upon the donation of appreciated common stock.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Available for sale:
Common stock	$1,375	$—	$1,375	$—
Agency mortgage-backed bonds	—	—	—	342
OTTI losses on non-agency mortgage-backed bonds	(488)	(350)	(930)	(670)
Non-marketable:
Private equity investments	(2,455)	1,686	(4,178)	5,704
Total investment securities gains (losses), net	$(1,568)	$1,336	$(3,733)	$5,376

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2013	2012	% change	2013	2012	% change
Salaries and employee benefits	$89,569	$87,511	2.4%	$180,450	$177,054	1.9%
Net occupancy	11,234	11,105	1.2	22,469	22,365.5
Equipment	4,680	4,999	(6.4)	9,363	10,188	(8.1)
Supplies and communication	5,797	5,667	2.3	11,386	11,280.9
Data processing and software	19,584	18,282	7.1	38,535	35,751	7.8
Marketing	4,048	4,469	(9.4)	7,407	8,291	(10.7)
Deposit insurance	2,790	2,618	6.6	5,557	5,138	8.2
Other	19,264	21,689	(11.2)	36,836	36,734.3
Total non-interest expense	$156,966	$156,340.4%		$312,003	$306,801	1.7%

Non-interest expense for the second quarter of 2013 amounted to $157.0 million, an increase of $626 thousand, or .4%, compared with $156.3 million in the second quarter of last year. Salaries and benefits expense increased $2.1 million, or 2.4%, mainly due to an increase in salary costs of $2.5 million, or 4.2%, partly offset by lower medical costs of $988 thousand. Growth in salaries expense resulted from added staffing mainly in the areas of commercial banking, wealth and commercial card. Full-time equivalent employees totaled 4,720 at June 30, 2013 compared to 4,702 at June 30, 2012. Equipment expense declined $319 thousand due to lower depreciation expense, while a reduction in marketing expenditures resulted in a decline of $421 thousand in expense. Data processing and software costs increased $1.3 million, or 7.1%, partly due to higher variable processing costs related to commercial card revenues. Occupancy and supplies and communication costs increased a total of $259 thousand, or 1.5%, and deposit insurance expense changed slightly, increasing $172 thousand. Other non-interest expense decreased $2.4 million compared to the second quarter of last year, mainly due to a $5.7 million charge last year related to certain Visa litigation that did not reoccur in 2013. This decline was partly offset by a $1.2 million increase in legal, loan collection and professional fees in the current quarter. Other non-interest expense also included a provision of $898 thousand on a letter of credit exposure, in addition to donation expense of $1.5 million related to appreciated stock, as mentioned above.

For the first six months of 2013, non-interest expense amounted to $312.0 million, an increase of $5.2 million, or 1.7%, compared with $306.8 million in the same period last year. Salaries and benefits expense increased by $3.4 million, or 1.9%, mainly due to higher salaries expense, partly offset by lower medical and incentives expense. Occupancy expense increased $104 thousand, or .5%, while supplies and communication expense increased $106 thousand, or .9%. Equipment expense decreased $825 thousand, or 8.1%, due to lower depreciation expense. Data processing and software expense increased $2.8 million, or 7.8%, mainly due to higher bank card processing expense. Marketing expense declined $884 thousand, or 10.7%, while deposit insurance increased by $419 thousand, or 8.2%. Other non-interest expense increased slightly over the prior period, resulting from provisions of $1.9 million on letter of credit exposures, the stock donation expense mentioned above, higher legal and professional fees, and card network incentives of $1.1 million received in 2012 upon contract renegotiations. These expense increases were partly offset by higher gains on sales of foreclosed property in the current period, in addition to the prior year Visa litigation charge of $5.7 million.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2013	Mar. 31, 2013	June 30, 2012	2013	2012
Provision for loan losses	$7,379	$3,285	$5,215	$10,664	$13,380
Net loan charge-offs (recoveries):
Business	(87)	(50)	(3,600)	(137)	(3,490)
Real estate-construction and land	(744)	(532)	116	(1,276)	336
Real estate-business	1,253	(104)	1,839	1,149	3,334
Consumer credit card	6,935	6,048	5,930	12,983	12,103
Consumer	1,452	1,709	1,974	3,161	4,605
Revolving home equity	156	139	943	295	1,303
Real estate-personal	172	373	679	545	748
Overdrafts	242	202	333	444	440
Total net loan charge-offs	$9,379	$7,785	$8,214	$17,164	$19,379

	Three Months Ended			Six Months Ended June 30
	June 30, 2013	Mar. 31, 2013	June 30, 2012	2013	2012
Annualized net loan charge-offs (recoveries)*:
Business	(.01)%	(.01)%	(.50)%	(.01)%	(.24)%
Real estate-construction and land	(.80)	(.61)	.13	(.71)	.18
Real estate-business	.23	(.02)	.34	.10	.31
Consumer credit card	3.75	3.25	3.35	3.50	3.37
Consumer	.41	.52	.70	.46	.83
Revolving home equity	.15	.13	.84	.14	.58
Real estate-personal	.04	.09	.19	.07	.10
Overdrafts	15.24	15.15	23.65	15.20	13.36
Total annualized net loan charge-offs	.37%	.32%	.36%	.35%	.42%
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

Net loan charge-offs in the second quarter of 2013 amounted to $9.4 million, compared with $7.8 million in the prior quarter and $8.2 million in the second quarter of last year. Compared to the previous quarter, net charge-offs increased in the business real estate and consumer credit card categories by $1.4 million and $887 thousand, respectively. Most of the increase in business real estate charge-offs related to a single borrower. These increases were partially offset by lower net charge-offs recorded in the consumer and personal real estate categories, which declined $257 thousand and $201 thousand, respectively. Additionally, net recoveries on construction and land loans increased $212 thousand. For the three months ended June 30, 2013, the ratio of annualized total net loan charge-offs to total average loans was .37%, compared to .32% in the previous quarter and .36% in the same quarter last year.

For the second quarter of 2013, annualized net charge-offs on average consumer credit card loans amounted to 3.75%, compared with 3.25% in the previous quarter and 3.35% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .41% of average consumer loans, compared to .52% in the previous quarter and .70% in the same quarter last year. Annualized net charge-offs on business real estate loans increased to .23% compared to net recoveries of .02% in the previous quarter, but decreased from net charge-offs of .34% in the same period last year.

The provision for loan losses for the current quarter totaled $7.4 million, an increase of $4.1 million over the previous quarter and $2.2 million over the same period last year. The current quarter provision for loan losses was $2.0 million less than net loan charge-offs for the current quarter, thereby reducing the allowance for loan losses to $166.0 million. At June 30, 2013, the allowance was 1.60% of total loans, excluding loans held for sale, and was 425% of total non-accrual loans.

Net charge-offs during the first six months of 2013 were $17.2 million compared to $19.4 million in the same period of 2012. The $2.2 million decrease was due to lower net charge-offs in the current period in most loan categories except business loans, where net recoveries were significantly lower in 2013 as a result of two large recoveries in the second quarter of 2012.

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

(Dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans	$39,092	$51,410
Foreclosed real estate	13,434	13,453
Total non-performing assets	$52,526	$64,863
Non-performing assets as a percentage of total loans	.51%	.66%
Non-performing assets as a percentage of total assets	.24%	.29%
Total loans past due 90 days and still accruing interest	$12,509	$15,347

Non-accrual loans, which are also classified as impaired, totaled $39.1 million at June 30, 2013, and decreased $12.3 million from December 31, 2012. The decline from December 31, 2012 occurred mainly in business real estate and construction and land non-accrual loans, which decreased $4.6 million and $3.5 million, respectively. At June 30, 2013, non-accrual loans were comprised mainly of business real estate (32.6%), business (29.0%), and construction and land (26.0%) loans. Foreclosed real estate totaled $13.4 million at June 30, 2013, a decrease of $19 thousand when compared to December 31, 2012. Total loans past due 90 days or more and still accruing interest were $12.5 million as of June 30, 2013, a decrease of $2.8 million when compared to December 31, 2012. Balances by class for loans non-accrual loans and loans past due 90 days and still accruing interest is shown in the "Delinquent and non-accrual loans" section in Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $127.0 million at June 30, 2013 compared with $141.9 million at December 31, 2012, resulting in a decrease of $14.9 million, or 10.5%. The change in potential problem loans was largely due to decreases of $5.7 million in business loans, $4.2 million in personal real estate loans, and $4.1 million in construction and land loans.

(In thousands)	June 30, 2013	December 31, 2012
Potential problem loans:
Business	$39,175	$44,881
Real estate – construction and land	29,659	33,762
Real estate – business	54,461	55,362
Real estate – personal	3,668	7,891
Total potential problem loans	$126,963	$141,896

At June 30, 2013, the Company had $89.5 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance. Of this balance, $23.1 million have been placed on non-accrual status. Of the remaining $66.3 million, approximately $43.5 million were commercial loans (business, construction and business real estate) classified as substandard, which were renewed at interest rates that were not judged to be market rates for new debt with similar risk. These loans are performing under their modified terms, and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected. However, because of their substandard classification, they are included as potential problem loans in the table above. An additional $13.1 million in troubled debt restructurings were composed of certain credit card loans under various debt management and assistance programs. Other restructured loans include $9.7 million of personal banking loans which were not reaffirmed in bankruptcy, on which the borrowers are continuing to make payments.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.8% of total loans outstanding at June 30, 2013.

(Dollars in thousands)	June 30, 2013	% of Total	% of Total Loans	December 31, 2012	% of Total	% of Total Loans
Residential land and land development	$67,956	17.0%	.7%	$61,794	17.4%	.6%
Residential construction	76,651	19.2	.7	68,590	19.2	.7
Commercial land and land development	85,568	21.5	.8	83,491	23.5	.9
Commercial construction	168,450	42.3	1.6	142,121	39.9	1.4
Total real estate - construction and land loans	$398,625	100.0%	3.8%	$355,996	100.0%	3.6%

Real Estate – Business Loans

Total business real estate loans were $2.2 billion at June 30, 2013 and comprised 21.3% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2013, 46.9% of business real estate loans loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	June 30, 2013	% of Total	% of Total Loans	December 31, 2012	% of Total	% of Total Loans
Owner-occupied	$1,037,297	46.9%	10.0%	$1,035,407	46.7%	10.5%
Office	266,647	12.1	2.6	269,756	12.2	2.7
Retail	249,051	11.3	2.5	245,021	11.1	2.5
Multi-family	181,014	8.2	1.7	184,208	8.3	1.9
Hotels	150,108	6.8	1.4	155,392	7.0	1.6
Farm	128,267	5.8	1.2	123,613	5.6	1.3
Industrial	102,021	4.6	1.0	110,645	5.0	1.1
Other	95,855	4.3	.9	90,933	4.1	.9
Total real estate - business loans	$2,210,260	100.0%	21.3%	$2,214,975	100.0%	22.5%

Real Estate – Personal Loans

The Company's $1.7 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 47, recent loss rates have remained low, and at June 30, 2013, past due loans declined slightly and non-accrual loans declined $2.0 million compared to December 31, 2012. Also, as shown in Note 3, only 5.1% of this portfolio has FICO scores of less than 660. Approximately $16.3 million of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan, and therefore, they are not perceived to represent above normal credit risk. At June 30, 2013, the Company had loans with no mortgage insurance and an original LTV higher than 80% totaling $140.3 million compared to $136.2 million at December 31, 2012.

Revolving Home Equity Loans

The Company has $422.9 million in revolving home equity loans at June 30, 2013 that are generally collateralized by residential real estate. Most of these loans (93.9%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2013, the outstanding principal of loans with an original LTV higher than 80% was $55.6 million, or 13% of the portfolio, compared to $61.0 million as of December 31, 2012. Total revolving home equity loan balances over 30 days past due were $2.2 million at June 30, 2013 compared to $4.1 million at December 31, 2012.  The weighted average FICO score for the total current portfolio balance is 765. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit, or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During 2013 through 2016, approximately 53% of the Company's current outstanding balances are expected to mature. Of these balances, 84% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $257.7 million and $210.1 million at June 30, 2013 and December 31, 2012, respectively. At the end of the second quarter of 2013, $65.9 million of this portfolio had an LTV higher than 80%, up from a balance of $54.0 million at the end of 2012.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 2% of the outstanding balance of fixed rate home equity loans at June 30, 2013. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $5.5 million in new fixed rate home equity loans were written with these LTV ratios during the first half of 2013.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs on these loans in the first half of 2013 of $545 thousand, $295 thousand, and $124 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans. These are characterized as new loans to customers with FICO scores below 650 for home equity loans, 660 for government-insured first mortgages, and 680 for all other conventional first mortgages. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles, marine and RVs. Outstanding balances for these loans were $990.0 million and $897.5 million at June 30, 2013 and December 31, 2012, respectively. The balances over 30 days past due amounted to $13.9 million at June 30, 2013 compared to $11.8 million at the end of 2012.  For the six months ended June 30, 2013, $280.0 million of new automobile loans were originated, compared to $440.2 million during the full year of 2012.  The Company has curtailed new marine and RV loans since 2008, and at June 30, 2013, outstanding balances totaled $287.6 million. The loss ratios experienced for marine and RV loans have been higher than other consumer loan products in recent years, and the annualized ratios were 1.0% and 2.0% in the first six months of 2013 and 2012, respectively.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at June 30, 2013 of $760.5 million in consumer credit card loans outstanding, approximately $117.0 million, or 15.4%, carried a low introductory rate. Within the next six months, $54.0 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $445.0 million at June 30, 2013, with an additional $1.1 billion in unfunded commitments.

Income Taxes

Income tax expense was $30.2 million in the second quarter of 2013, compared to $28.9 million in the first quarter of 2013 and $34.5 million in the second quarter of 2012. The Company's effective tax rate, including the effect of non-controlling interest, was 31.4% in the second quarter of 2013, compared with 32.2% in the first quarter of 2013 and 32.8% in the second quarter of 2012. Income tax expense for the first six months of 2013 was $59.1 million compared to $67.4 million for the same period during the previous year, resulting in effective tax rates of 31.8% and 33.0%, respectively. The decrease in the effective tax rate for the first six months of 2013 compared to the same period in 2012 was primarily due to higher tax-exempt interest on state and local municipal obligations.

Financial Condition

Balance Sheet

Total assets of the Company were $21.9 billion at June 30, 2013 and $22.2 billion at December 31, 2012. Earning assets (excluding fair value adjustments on investment securities) amounted to $20.6 billion at June 30, 2013, compared to $20.7 billion at December 31, 2012, and consisted of 50% in loans and 44% in investment securities.

At June 30, 2013, total loans, including loans held for sale, increased $538.9 million, or 5.5%, compared with balances at December 31, 2012. Business, consumer, and personal real estate loans increased $280.6 million, $161.1 million, and $115.2 million, respectively. Additionally, construction loans increased $42.6 million. The increase in business loans resulted from growth in a number of lending activities, including tax-advantaged lending, aircraft lending, dealer floor plan and leasing. Demand for automobile and fixed rate home equity lending remained strong as outstanding balances grew by $132.0 million and $47.6 million, respectively. Marine and RV loans, included in the consumer loan portfolio, continued to run off during the period by $40.3 million.

Available for sale investment securities (excluding fair value adjustments) decreased by $408.3 million at June 30, 2013 compared to December 31, 2012. The decline in these securities resulted from a combination of loan growth and a decline in deposits, which bond maturities helped to fund. The largest decrease was in agency mortgage-backed securities, which decreased by $358.6 million. Additionally, other asset-backed securities decreased $58.2 million, and government-sponsored enterprise obligations decreased by $40.5 million. These decreases were partially offset by growth in state and municipal obligations of $39.7 million. At June 30, 2013, the duration of the investment portfolio was 2.7 years, and maturities and pay downs of approximately $1.9 billion are expected to occur during the next 12 months.

Deposits at June 30, 2013 totaled $17.9 billion and decreased $451.7 million compared to December 31, 2012. Non-interest bearing deposits decreased $488.4 million, or 7.8%, mainly in business demand deposits, and money market accounts decreased $258.1 million, or 4.1%. These decreases were offset by an increase of $316.8 million, or 27.4%, in time open and certificates of deposit over $100,000.

The Company's short-term borrowings of federal funds purchased and customer repurchase agreements averaged $973.7 million during the first six months of 2013. These borrowings totaled $1.2 billion at June 30, 2013 compared to $683.6 million at December 31, 2012. The growth was due to an increase in federal funds purchased of $611.9 million, partly offset by a decline of $74.7 million in repurchase agreements.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Liquid assets:
Available for sale investment securities	$8,927,815	$9,572,751	$9,522,248
Federal funds sold	22,990	7,820	27,595
Long-term securities purchased under agreements to resell	1,200,000	1,200,000	1,200,000
Balances at the Federal Reserve Bank	6,816	199,956	179,164
Total	$10,157,621	$10,980,527	$10,929,007

Federal funds sold, which are sold to the Company's correspondent bank customers and have overnight maturities, totaled $23.0 million as of June 30, 2013. Long-term resell agreements, maturing later in 2013 through 2016, totaled $1.2 billion at June 30, 2013. Under these agreements with upstream financial institutions, the Company holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $1.3 billion in fair value at June 30, 2013. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $6.8 million at June 30, 2013. The fair value of the available for sale investment portfolio was $8.9 billion at June 30, 2013 and included an unrealized net gain in fair value of $77.5 million. The total net unrealized gain included net gains of $52.8 million on mortgage and asset-backed securities and $12.8 million on U.S. government securities, and net losses of $11.7 million on government-sponsored enterprise obligations. An additional $32.7 million unrealized gain was included in the fair value of common stock held by the Parent.

Approximately $1.9 billion of the available for sale investment portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$565,555	$580,800	$604,121
FHLB borrowings and letters of credit	28,635	34,085	46,732
Securities sold under agreements to repurchase	2,019,283	2,209,955	2,105,867
Other deposits and swaps	1,951,631	1,933,572	1,550,114
Total pledged securities	4,565,104	4,758,412	4,306,834
Unpledged and available for pledging	2,798,764	3,165,302	3,428,781
Ineligible for pledging	1,563,947	1,649,037	1,786,633
Total available for sale securities, at fair value	$8,927,815	$9,572,751	$9,522,248

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2013, such deposits totaled $15.4 billion and represented 86.0% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.5 billion at June 30, 2013. These accounts are normally considered more volatile and higher costing and comprised 8.2% of total deposits at June 30, 2013.

(In thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Core deposit base:
Non-interest bearing	$5,811,473	$6,170,274	$6,299,903
Interest checking	854,141	805,960	976,144
Savings and money market	8,719,249	8,996,878	8,841,799
Total	$15,384,863	$15,973,112	$16,117,846

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Borrowings:
Federal funds purchased	$636,360	$36,750	$24,510
Securities sold under agreements to repurchase	984,334	1,090,108	1,059,040
FHLB advances	102,766	102,783	103,710
Total	$1,723,460	$1,229,641	$1,187,260

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of both non-insured customer funds totaling $584.3 million, which generally mature overnight, and structured repurchase agreements of $400.0 million. The structured repurchase agreements have variable rates and mature later in 2013 and in 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $102.8 million at June 30, 2013. These advances have fixed interest rates and most mature in 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2013:

	June 30, 2013
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,140,518	$1,494,025	$3,634,543
Advances outstanding	(102,766)	—	(102,766)
Letters of credit issued	(182,010)	—	(182,010)
Available for future advances	$1,855,742	$1,494,025	$3,349,767

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $350.3 million during the first six months of 2013, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $167.9 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $393.0 million. These activities included $1.3 billion in purchases of investment securities and a net increase in loans of $555.9 million, offset by $1.5 billion in sales, maturities and pay downs of investment securities. Financing activities used cash of $125.3 million, resulting from a net decrease of $582.1 million in deposit accounts, purchases of treasury stock of $45.3 million, and cash dividends paid of $40.9 million. These decreases in financing activities were partially offset by a net increase in short-term federal funds purchased and securities sold under agreements to repurchase of $537.1 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

(Dollars in thousands)	June 30, 2013	December 31, 2012	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$14,415,319	$14,015,648
Tier I risk-based capital	1,957,469	1,906,203
Total risk-based capital	2,141,192	2,092,141
Tier I risk-based capital ratio	13.58%	13.60%	6.00%
Total risk-based capital ratio	14.85%	14.93%	10.00%
Tier I leverage ratio	9.08%	9.14%	5.00%

The Company maintains a treasury stock buyback program, and during the quarter ended June 30, 2013, the Company purchased 383,428 shares of stock at an average cost of $39.90 per share. At June 30, 2013, 936,297 shares remained available for purchase under the current Board authorization. At a July 2013 meeting, the Board of Directors approved the purchase of additional shares, bringing the total shares authorized for future purchase to 4,000,000 shares.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a $.225 per share cash dividend in each of the first two quarters in 2013, which was a 2.7% increase compared to its regular dividend in the fourth quarter of 2012.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2013 totaled $8.3 billion (including approximately $3.9 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts amounted to $330.0 million and $8.8 million, respectively, at June 30, 2013. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.9 million at June 30, 2013.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first six months of 2013, purchases and sales of tax credits amounted to $42.0 million and $16.7 million, respectively, and at June 30, 2013, outstanding purchase commitments totaled $169.0 million.

Other significant contingencies related to lawsuits are discussed in Note 16 to the consolidated financial statements.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2013 and 2012.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2013
Net interest income	$134,096	$140,057	$20,111	$294,264	$15,537	$309,801
Provision for loan losses	(16,881)	(128)	(140)	(17,149)	6,485	(10,664)
Non-interest income	55,130	89,611	58,333	203,074	(521)	202,553
Investment securities losses, net	—	—	—	—	(3,733)	(3,733)
Non-interest expense	(136,876)	(117,983)	(47,957)	(302,816)	(9,187)	(312,003)
Income before income taxes	$35,469	$111,557	$30,347	$177,373	$8,581	$185,954
Six Months Ended June 30, 2012
Net interest income	$137,654	$144,275	$19,465	$301,394	$23,448	$324,842
Provision for loan losses	(18,460)	(288)	(552)	(19,300)	5,920	(13,380)
Non-interest income	55,447	87,838	53,376	196,661	(1,262)	195,399
Investment securities gains, net	—	—	—	—	5,376	5,376
Non-interest expense	(133,263)	(112,051)	(45,011)	(290,325)	(16,476)	(306,801)
Income before income taxes	$41,378	$119,774	$27,278	$188,430	$17,006	$205,436
Increase (decrease) in income before income taxes:
Amount	$(5,909)	$(8,217)	$3,069	$(11,057)	$(8,425)	$(19,482)
Percent	(14.3)%	(6.9)%	11.3%	(5.9)%	(49.5)%	(9.5)%

Consumer

For the six months ended June 30, 2013, income before income taxes for the Consumer segment decreased $5.9 million, or 14.3%, compared to the first six months of 2012. This decrease was mainly due to a decline of $3.6 million, or 2.6%, in net interest income coupled with a decline of $317 thousand, or .6%, in non-interest income and an increase in non-interest expense of $3.6 million, or 2.7%. These income reductions were partly offset by a decrease of $1.6 million in the provision for loan losses. Net interest income declined due to a $2.2 million decrease in loan interest income and a $3.9 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $2.6 million in deposit interest expense. Non-interest income decreased mainly due to a decline in deposit account fees (mainly overdraft charges), partly offset by higher mortgage banking revenue. Non-interest expense increased over the same period in the previous year due to higher bank card related expense, corporate management fees, occupancy expense and processing costs. The provision for loan losses totaled $16.9 million, a $1.6 million decrease from the first six months of 2012, which was due mainly to lower losses on marine and RV loans.

Commercial

For the six months ended June 30, 2013, income before income taxes for the Commercial segment decreased $8.2 million, or 6.9%, compared to the same period in the previous year. This decrease was mainly due to lower net interest income and higher non-interest expense, partly offset by higher non-interest income. Net interest income decreased $4.2 million, due to a $7.5 million decline in loan interest income, partly offset by higher net allocated funding credits of $3.0 million. The provision for loan losses declined $160 thousand from the same period last year, as business real estate loan charge-offs declined $2.2 million and construction and land loan charge-offs declined $1.6 million, while business loan charge-offs increased $3.1 million. Non-interest income increased by $1.8 million, or 2.0%, over the previous year due to growth in bank card fees (mainly corporate card and merchant), partly offset by lower capital market fees. Non-interest expense increased $5.9 million, or 5.3%, over the previous year, mainly due to higher bank card related expense, a provision recorded on a letter of credit exposure and higher salaries and benefits expense. These increases were partly offset by higher gains on sales of foreclosed property and lower corporate management fees.

Wealth

Wealth segment pre-tax profitability for the six months ended June 30, 2013 increased $3.1 million, or 11.3%, over the same period in the previous year. Net interest income increased $646 thousand, or 3.3%, and was impacted by a $568 thousand decline in deposit interest expense. Non-interest income increased $5.0 million, or 9.3%, over the prior year due to higher personal and institutional trust fees and brokerage advisory fees. Non-interest expense increased $2.9 million, or 6.5%, mainly due to higher salary costs, incentive compensation and processing costs. The provision for loan losses declined $412 thousand, mainly due to lower losses on personal real estate and revolving home equity loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $8.4 million. This decrease was mainly due to a $7.9 million decline in net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment and lower unallocated securities gains of $9.1 million, partly offset by lower unallocated non-interest expense of $7.3 million.

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

Because the Company has maintained a strong balance sheet with solid amounts of capital and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd-Frank Act, including higher capital standards and improved lending transparency, that management does not expect to negatively affect the Company’s future results. New risk-based FDIC rules for insurance assessments have lowered costs for the Company. However, other provisions in the Dodd-Frank Act, such as limitations on debit card interchange fees, have lowered revenues. Higher regulatory and compliance burdens are likely, as evidenced by new regulations over the derivatives market. In June 2013, new regulations became effective which required the Company to centrally clear specified derivative transactions on an exchange, and to register swap transactions with a central data repository for reporting and recordkeeping. The Company has implemented new processes to achieve this and continues to offer derivative products to customers, who have been be largely unaffected by the new regulations.

In October 2012, the Federal Reserve, as required by the Dodd-Frank Act, approved new stress testing regulations applicable to certain financial companies with total consolidated assets of between $10 billion and $50 billion. The rule requires that these financial companies conduct stress tests on an annual basis. The stress tests will have an as-of date of September 30, 2013 using three scenarios provided by the Federal Reserve in November 2013 (projected out nine quarters). The Company is required to submit regulatory reports to the Federal Reserve on its stress test results by March 31, 2014. By June 30, 2015, the Company will be required to make public disclosures of the results of the 2015 stress test.

In July 2013 the Federal Reserve approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations will be required on January 1, 2015. The Company believes its current capital ratios are higher than those required in the final rule.

On July 31, 2013, a Federal District Court judge ruled that the Federal Reserve inflated debit interchange fees when implementing the Durbin amendment of the Dodd-Frank Act in 2011.  The judge ruled that the Federal Reserve erred in using criteria outside of the scope Congress intended to determine the fee cap, which the Federal Reserve set at 21 cents per transaction.  The judge also ruled that the network options for both signature and PIN transactions were not set appropriately in accordance with the Dodd-Frank Act.  The judge has stayed this decision to give the Federal Reserve time to adopt interim standards and has scheduled a conference with the parties on August 14, 2013.  If not overturned on appeal, this ruling could significantly affect debit fees for the banking industry and for the Company. However, these developments are preliminary and the impact on the Company is not determinable at this time.

The many provisions of the Dodd-Frank Act are so extensive that implementation by regulators is still ongoing. Several of the key regulations included in the original law have been delayed since the law's passing, making an assessment of the Dodd Frank Act's full effect on the Company not possible at this time.

Impact of Recently Issued Accounting Standards

Other Comprehensive Income In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements (see Note 9).

Balance Sheet In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities". The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" was issued in January 2013, and amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs were effective for annual and interim periods beginning January 1, 2013. Their adoption did not have a significant effect on the Company's consolidated financial statements (see Note 12).

Investment Companies In June 2013, the FASB issued ASU 2013-08, "Amendments to the Scope, Measurement, and Disclosure Requirements" for investment companies. The amendments changed the assessment of whether an entity is an investment company by requiring an entity to possess certain fundamental characteristics, while allowing judgment in assessing other typical characteristics. The ASU is effective January 1, 2014, and the Company does not anticipate a change in the status of any subsidiary, or a change in the accounting applied to a subsidiary, under the new guidelines.

Derivatives The FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes", in July 2013. These amendments allow the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of UST (the rate on direct Treasury obligations of the U.S. government) and LIBOR (the London Interbank Offered Rate on swaps). The amendments were effective on a prospective basis for new or redesignated hedging relationships on July 17, 2013. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2013 and 2012

	Second Quarter 2013			Second Quarter 2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,253,577	$24,873	3.07%	$2,895,167	$25,796	3.58%
Real estate — construction and land	373,359	3,667	3.94	360,000	3,796	4.24
Real estate — business	2,216,876	22,870	4.14	2,205,561	25,844	4.71
Real estate — personal	1,664,988	16,482	3.97	1,475,930	16,358	4.46
Consumer	1,430,832	16,732	4.69	1,134,838	16,170	5.73
Revolving home equity	425,762	4,208	3.96	449,416	4,660	4.17
Consumer credit card	741,793	20,709	11.20	712,708	21,038	11.87
Overdrafts	6,369	—	—	5,663	—	—
Total loans	10,113,556	109,541	4.34	9,239,283	113,662	4.95
Loans held for sale	9,003	91	4.05	9,053	88	3.91
Investment securities:
U.S. government and federal agency	400,027	5,139	5.15	330,648	6,232	7.58
Government-sponsored enterprise obligations	439,075	1,906	1.74	265,620	1,362	2.06
State and municipal obligations(A)	1,634,196	14,716	3.61	1,322,987	13,243	4.03
Mortgage-backed securities	3,272,580	22,607	2.77	4,010,276	28,835	2.89
Asset-backed securities	3,199,393	7,281.91		2,900,122	8,122	1.13
Other marketable securities(A)	188,267	1,396	2.97	135,930	1,664	4.92
Trading securities(A)	22,355	134	2.40	22,748	150	2.65
Non-marketable securities(A)	118,888	5,015	16.92	122,651	2,624	8.60
Total investment securities	9,274,781	58,194	2.52	9,110,982	62,232	2.75
Short-term federal funds sold and securities
purchased under agreements to resell	23,429	28.48		22,139	29.53
Long-term securities purchased
under agreements to resell	1,200,000	5,810	1.94	850,000	4,582	2.17
Interest earning deposits with banks	116,510	75.26		163,075	112.28
Total interest earning assets	20,737,279	173,739	3.36	19,394,532	180,705	3.75
Allowance for loan losses	(167,216)			(180,917)
Unrealized gain on investment securities	229,102			242,765
Cash and due from banks	365,921			357,768
Land, buildings and equipment, net	358,867			356,378
Other assets	397,392			378,726
Total assets	$21,921,345			$20,549,252
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$639,747	168.11		$584,196	175.12
Interest checking and money market	8,932,987	3,207.14		8,369,306	4,459.21
Time open & C.D.'s of less than $100,000	1,052,574	1,656.63		1,128,716	2,004.71
Time open & C.D.'s of $100,000 and over	1,464,384	1,667.46		1,250,164	1,828.59
Total interest bearing deposits	12,089,692	6,698.22		11,332,382	8,466.30
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,544,623	270.07		1,109,693	177.06
Other borrowings	103,019	829	3.23	111,336	876	3.16
Total borrowings	1,647,642	1,099.27		1,221,029	1,053.35
Total interest bearing liabilities	13,737,334	7,797.23%		12,553,411	9,519.30%
Non-interest bearing deposits	5,768,455			5,404,687
Other liabilities	228,966			367,763
Equity	2,186,590			2,223,391
Total liabilities and equity	$21,921,345			$20,549,252
Net interest margin (T/E)		$165,942			$171,186
Net yield on interest earning assets			3.21%			3.55%
A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2013 and 2012

	Six Months 2013			Six Months 2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,205,354	$49,570	3.12%	$2,894,570	$51,122	3.55%
Real estate — construction and land	362,526	7,025	3.91	370,242	7,898	4.29
Real estate — business	2,223,627	45,823	4.16	2,195,227	50,688	4.64
Real estate — personal	1,632,742	32,586	4.02	1,458,725	32,771	4.52
Consumer	1,387,263	33,384	4.85	1,121,358	32,518	5.83
Revolving home equity	427,221	8,519	4.02	452,099	9,392	4.18
Consumer credit card	748,443	41,890	11.29	721,869	42,450	11.83
Overdrafts	5,890	—	—	6,625	—	—
Total loans	9,993,066	218,797	4.42	9,220,715	226,839	4.95
Loans held for sale	9,049	176	3.92	10,600	193	3.66
Investment securities:
U.S. government and federal agency	399,126	4,556	2.30	329,377	7,932	4.84
Government-sponsored enterprise obligations	453,760	4,052	1.80	274,557	2,778	2.03
State and municipal obligations(A)	1,618,716	29,679	3.70	1,293,145	26,339	4.10
Mortgage-backed securities	3,392,807	45,087	2.68	4,100,629	58,510	2.87
Asset-backed securities	3,203,129	14,643.92		2,831,009	16,118	1.14
Other marketable securities(A)	190,826	2,926	3.09	149,273	3,324	4.48
Trading securities(A)	25,027	264	2.13	27,688	389	2.83
Non-marketable securities(A)	119,146	6,841	11.58	119,762	5,108	8.58
Total investment securities	9,402,537	108,048	2.32	9,125,440	120,498	2.66
Short-term federal funds sold and securities
purchased under agreements to resell	16,095	37.46		17,917	46.52
Long-term securities purchased
under agreements to resell	1,189,227	11,639	1.97	850,000	8,857	2.10
Interest earning deposits with banks	123,395	152.25		125,497	167.27
Total interest earning assets	20,733,369	338,849	3.30	19,350,169	356,600	3.71
Allowance for loan losses	(169,558)			(182,234)
Unrealized gain on investment securities	242,347			236,293
Cash and due from banks	371,142			362,332
Land, buildings and equipment, net	360,103			358,595
Other assets	386,005			382,827
Total assets	$21,923,408			$20,507,982
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$621,795	351.11		$567,097	384.14
Interest checking and money market	9,036,966	6,948.16		8,340,520	9,331.22
Time open & C.D.'s of less than $100,000	1,060,590	3,405.65		1,142,299	4,110.72
Time open & C.D.'s of $100,000 and over	1,401,020	3,366.48		1,347,208	3,739.56
Total interest bearing deposits	12,120,371	14,070.23		11,397,124	17,564.31
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,373,670	488.07		1,198,469	402.07
Other borrowings	103,173	1,641	3.21	111,568	1,782	3.21
Total borrowings	1,476,843	2,129.29		1,310,037	2,184.34
Total interest bearing liabilities	13,597,214	16,199.24%		12,707,161	19,748.31%
Non-interest bearing deposits	5,848,398			5,268,496
Other liabilities	297,384			321,556
Equity	2,180,412			2,210,769
Total liabilities and equity	$21,923,408			$20,507,982
Net interest margin (T/E)		$322,650			$336,852
Net yield on interest earning assets			3.14%			3.50%
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

	June 30, 2013		March 31, 2013		December 31, 2012
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	($11.8)	(1.98)%	($6.1)	(1.03)%	($2.1)	(.36)%
200 basis points rising	(4.5)	(.75)	.3	(.05)	3.1	.51
100 basis points rising	(.1)	(.02)	3.2	(.54)	4.9	.82

Under the above scenarios at June 30, 2013, a gradual increase in interest rates of 100 basis points is expected to decrease net interest income from the base calculation by $130 thousand, or .02%, and a rise of 200 basis points is expected to decrease net interest income by $4.5 million, or .8%.  Under a 300 basis points rising rate scenario, net interest income would decrease by $11.8 million, or 2.0%.  Due to the already low interest rate environment, the Company did not model falling rate scenarios.
As shown above, the rising rate scenarios over the past several quarters has a negative effect on projected net interest income.  This is because the scenarios project deposit interest expense to grow, mainly in money market accounts, more quickly than longer-term earning assets re-price.  Also, these scenarios project deposit run-off which is replaced by higher costing short-term borrowings.  Rising rates also tend to slow prepayments of both residential mortgage loans and mortgage-backed securities, which also negatively affects net interest income.  The scenarios also assume growth in loans, especially those with variable rates, which is funded by maturing investment securities, and this assumption helps offset the negative effects mentioned above.

The change in net interest income from the base calculation at June 30, 2013 for the three scenarios shown was lower than projections made at March 31, 2013, largely due to recent higher interest rates causing slowing mortgage prepayments and extended durations of the investment securities portfolio.  In addition, non-maturity deposits declined since March and the funding was replaced by higher costing short-term borrowings.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 16, Legal Proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 — 30, 2013	241,198	$39.36	241,198	1,078,527
May 1 — 31, 2013	122,717	$40.43	122,717	955,810
June 1 — 30, 2013	19,513	$43.32	19,513	936,297
Total	383,428	$39.90	383,428	936,297

In July 2012, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company's common stock. At June 30, 2013, 936,297 shares remained available to be purchased under that authorization. At a July 2013 meeting of the Board of Directors, the purchase of additional shares was approved, bringing the total shares authorized for future purchase to 4,000,000 shares.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: August 6, 2013

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 6, 2013

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