Form 10-Q
period 2013-09-30
COMMERCE BANCSHARES INC /MO/
filed 2013-11-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended September 30, 2013

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
Yes ☐     No ☑
As of November 1, 2013, the registrant had outstanding 91,294,404 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Loans	$10,823,654	$9,831,384
Allowance for loan losses	(163,532)	(172,532)
Net loans	10,660,122	9,658,852
Loans held for sale	—	8,827
Investment securities:
Available for sale ($704,650,000 and $736,183,000 pledged in 2013 and 2012,
respectively, to secure swap and repurchase agreements)	8,577,282	9,522,248
Trading	18,295	28,837
Non-marketable	114,520	118,650
Total investment securities	8,710,097	9,669,735
Short-term federal funds sold and securities purchased under agreements to resell	87,167	27,595
Long-term securities purchased under agreements to resell	1,150,000	1,200,000
Interest earning deposits with banks	267,548	179,164
Cash and due from banks	594,309	573,066
Land, buildings and equipment, net	353,473	357,612
Goodwill	138,676	125,585
Other intangible assets, net	9,050	5,300
Other assets	481,855	353,853
Total assets	$22,452,297	$22,159,589
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,185,098	$6,299,903
Savings, interest checking and money market	9,680,816	9,817,943
Time open and C.D.'s of less than $100,000	1,013,598	1,074,618
Time open and C.D.'s of $100,000 and over	1,338,252	1,156,189
Total deposits	18,217,764	18,348,653
Federal funds purchased and securities sold under agreements to repurchase	1,760,393	1,083,550
Other borrowings	105,928	103,710
Other liabilities	186,726	452,102
Total liabilities	20,270,811	19,988,015
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 91,929,481 shares in 2013 and 91,729,235 shares in 2012	459,647	458,646
Capital surplus	1,104,669	1,102,507
Retained earnings	610,720	477,210
Treasury stock of 548,585 shares in 2013 and 196,922 shares in 2012, at cost	(23,528)	(7,580)
Accumulated other comprehensive income	26,025	136,344
Total Commerce Bancshares, Inc. stockholders' equity	2,177,533	2,167,127
Non-controlling interest	3,953	4,447
Total equity	2,181,486	2,171,574
Total liabilities and equity	$22,452,297	$22,159,589
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2013	2012	2013	2012
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$110,587	$111,619	$326,391	$335,627
Interest and fees on loans held for sale	—	85	176	278
Interest on investment securities	46,356	46,513	144,548	157,832
Interest on short-term federal funds sold and securities purchased under
agreements to resell	35	24	72	70
Interest on long-term securities purchased under agreements to resell	5,095	4,913	16,734	13,770
Interest on deposits with banks	71	40	223	207
Total interest income	162,144	163,194	488,144	507,784
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,502	4,623	10,801	14,338
Time open and C.D.'s of less than $100,000	1,380	1,945	4,785	6,055
Time open and C.D.'s of $100,000 and over	1,535	1,743	4,901	5,482
Interest on federal funds purchased and securities sold under
agreements to repurchase	166	221	654	623
Interest on other borrowings	855	851	2,496	2,633
Total interest expense	7,438	9,383	23,637	29,131
Net interest income	154,706	153,811	464,507	478,653
Provision for loan losses	4,146	5,581	14,810	18,961
Net interest income after provision for loan losses	150,560	148,230	449,697	459,692
NON-INTEREST INCOME
Bank card transaction fees	43,891	39,488	123,141	112,655
Trust fees	25,318	23,681	76,221	70,328
Deposit account charges and other fees	20,197	19,873	58,511	59,184
Capital market fees	3,242	5,110	10,938	16,991
Consumer brokerage services	2,871	2,441	8,410	7,543
Loan fees and sales	1,553	1,358	4,340	4,625
Other	9,239	8,971	27,303	24,995
Total non-interest income	106,311	100,922	308,864	296,321
INVESTMENT SECURITIES GAINS (LOSSES), NET
Impairment (losses) reversals on debt securities	(588)	5,989	508	11,579
Noncredit-related losses (reversals) on securities not expected to be sold	258	(6,546)	(1,768)	(12,806)
Net impairment losses	(330)	(557)	(1,260)	(1,227)
Realized gains (losses) on sales and fair value adjustments	980	3,737	(1,823)	9,783
Investment securities gains (losses), net	650	3,180	(3,083)	8,556
NON-INTEREST EXPENSE
Salaries and employee benefits	91,405	89,292	271,855	266,346
Net occupancy	11,332	11,588	33,801	33,953
Equipment	4,465	4,976	13,828	15,164
Supplies and communication	5,449	5,400	16,835	16,680
Data processing and software	19,987	19,279	58,522	55,030
Marketing	3,848	4,100	11,255	12,391
Deposit insurance	2,796	2,608	8,353	7,746
Other	17,030	16,148	53,866	52,882
Total non-interest expense	156,312	153,391	468,315	460,192
Income before income taxes	101,209	98,941	287,163	304,377
Less income taxes	32,764	32,155	91,871	99,541
Net income	68,445	66,786	195,292	204,836
Less non-controlling interest expense	221	780	246	2,298
Net income attributable to Commerce Bancshares, Inc.	$68,224	$66,006	$195,046	$202,538
Net income per common share — basic	$.75	$.71	$2.14	$2.18
Net income per common share — diluted	$.75	$.72	$2.14	$2.18
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
	(Unaudited)
Net income	$68,445	$66,786	$195,292	$204,836
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(130)	3,695	887	7,592
Net unrealized gains (losses) on other securities	3,815	25,160	(112,632)	46,552
Pension loss amortization	476	453	1,426	1,358
Other comprehensive income (loss)	4,161	29,308	(110,319)	55,502
Comprehensive income	72,606	96,094	84,973	260,338
Less non-controlling interest expense	221	780	246	2,298
Comprehensive income attributable to Commerce Bancshares, Inc.	$72,385	$95,314	$84,727	$258,040
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2013	$458,646	$1,102,507	$477,210	$(7,580)	$136,344	$4,447	$2,171,574
Net income			195,046			246	195,292
Other comprehensive loss					(110,319)		(110,319)
Distributions to non-controlling interest						(740)	(740)
Acquisition of Summit Bancshares Inc.	1,001	11,125		31,071			43,197
Purchase of treasury stock				(69,195)			(69,195)
Issuance of stock under purchase and equity compensation plans		(3,957)		12,111			8,154
Net tax benefit related to equity compensation plans		454					454
Stock-based compensation		4,605					4,605
Issuance of nonvested stock awards		(10,065)		10,065			—
Cash dividends ($.675 per share)			(61,536)				(61,536)
Balance September 30, 2013	$459,647	$1,104,669	$610,720	$(23,528)	$26,025	$3,953	$2,181,486
Balance January 1, 2012	$446,387	$1,042,065	$575,419	$(8,362)	$110,538	$4,314	$2,170,361
Net income			202,538			2,298	204,836
Other comprehensive income					55,502		55,502
Distributions to non-controlling interest						(1,976)	(1,976)
Purchase of treasury stock				(75,536)			(75,536)
Issuance of stock under purchase and equity compensation plans		(4,987)		14,753			9,766
Net tax benefit related to equity compensation plans		1,233					1,233
Stock-based compensation		3,705					3,705
Issuance of nonvested stock awards		(8,501)		8,501			—
Cash dividends ($.657 per share)			(60,819)				(60,819)
Balance September 30, 2012	$446,387	$1,033,515	$717,138	$(60,644)	$166,040	$4,636	$2,307,072
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2013	2012
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$195,292	$204,836
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,810	18,961
Provision for depreciation and amortization	31,152	32,565
Amortization of investment security premiums, net	22,840	29,989
Investment securities (gains) losses, net(A)	3,083	(8,556)
Net gains on sales of loans held for sale	—	(376)
Proceeds from sales of loans held for sale	—	22,649
Net decrease in trading securities	15,977	5,454
Stock-based compensation	4,605	3,705
Decrease in interest receivable	2,694	4,728
Decrease in interest payable	(1,319)	(1,067)
Increase (decrease) in income taxes payable	7,183	(5,571)
Net tax benefit related to equity compensation plans	(454)	(1,233)
Other changes, net	(7,086)	(10,718)
Net cash provided by operating activities	288,777	295,366
INVESTING ACTIVITIES:
Cash received in acquisition	47,643	—
Proceeds from sales of investment securities(A)	6,624	14,931
Proceeds from maturities/pay downs of investment securities(A)	2,047,277	2,341,083
Purchases of investment securities(A)	(1,522,765)	(2,036,260)
Net increase in loans	(796,215)	(489,628)
Long-term securities purchased under agreements to resell	(125,000)	(125,000)
Repayments of long-term securities purchased under agreements to resell	175,000	125,000
Purchases of land, buildings and equipment	(18,731)	(19,243)
Sales of land, buildings and equipment	723	2,338
Net cash used in investing activities	(185,444)	(186,779)
FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing, savings, interest checking and money market deposits	(569,342)	554,167
Net increase (decrease) in time open and C.D.'s	81,449	(479,383)
Net increase in short-term federal funds purchased and securities sold under
agreements to repurchase	726,843	1,868
Repayment of long-term borrowings	(50,961)	(8,073)
Purchases of treasury stock	(69,195)	(75,536)
Issuance of stock under stock purchase and equity compensation plans	8,154	9,766
Net tax benefit related to equity compensation plans	454	1,233
Cash dividends paid on common stock	(61,536)	(60,819)
Net cash provided by (used in) financing activities	65,866	(56,777)
Increase in cash and cash equivalents	169,199	51,810
Cash and cash equivalents at beginning of year	779,825	517,551
Cash and cash equivalents at September 30	$949,024	$569,361
(A) Available for sale and non-marketable securities
Income tax payments, net	$84,331	$104,175
Interest paid on deposits and borrowings	$24,956	$30,198
Loans transferred to foreclosed real estate	$6,744	$7,178
Loans transferred from held for sale to held for investment category	$8,941	$—
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2012 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results to be attained for the full year or any other interim periods.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2012 Annual Report on Form 10-K.

2. Acquisition

On September 1, 2013, the Company acquired Summit Bancshares Inc. (Summit). Summit's results of operations are included in the Company's consolidated financial results beginning on that date. The transaction was accounted for using the acquisition method of accounting and, as such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. In this transaction, the Company acquired all of the outstanding stock of Summit in exchange for shares of Company stock valued at $43.2 million. The valuation of Company stock was determined on the basis of the closing market price of the Company's common shares on August 30, 2013. The Company's acquisition of Summit added $261.6 million in assets (including $207.4 million in loans), $232.3 million in deposits and two branch locations in Tulsa and Oklahoma City, Oklahoma. Intangible assets recognized as a result of the transaction consisted of approximately $13.1 million in goodwill and $4.9 million in core deposit premium. Most of the goodwill was assigned to the Company's Commercial segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The fair value of core deposit premium was estimated by a third party using an after-tax cost savings method. This methodology calculates the present value of the estimated after-tax cost savings attributable to the core deposit base, relative to alternative costs of funds and tax benefit, if applicable, over the expected remaining economic life of the depositors. Based on an estimation of the expected remaining economic life of the depositors, the core deposit premium is being amortized over a 14 year period, using an accelerated method.
Historical pro forma information for the acquisition has not been presented because the effect on the Company's financial statements was not material. Acquired loans with evidence of deterioration in credit quality were not material to the consolidated financial statements of the Company. Accordingly, the provisions of ASC 310-30, which require special accounting for such loans, were not applied.
On September 3, 2013, the Company granted nonvested restricted stock awards of 42,674 shares of Company stock to various former Summit officers, which are included in the activity shown in Note 13. These awards vest over periods of 3 to 4 years and, assuming no awards are forfeited, compensation expense of approximately $1.8 million is expected to be recognized over the vesting period.

3. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at September 30, 2013 and December 31, 2012 are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Commercial:
Business	$3,634,461	$3,134,801
Real estate – construction and land	363,194	355,996
Real estate – business	2,357,894	2,214,975
Personal Banking:
Real estate – personal	1,766,609	1,584,859
Consumer	1,489,066	1,289,650
Revolving home equity	421,569	437,567
Consumer credit card	787,215	804,245
Overdrafts	3,646	9,291
Total loans	$10,823,654	$9,831,384

At September 30, 2013, loans of $3.5 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.4 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2013 and 2012, respectively, follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$98,599	$67,433	$166,032	$105,725	$66,807	$172,532
Provision	(2,885)	7,031	4,146	(10,275)	25,085	14,810
Deductions:
Loans charged off	913	12,174	13,087	3,879	36,405	40,284
Less recoveries on loans	3,144	3,297	6,441	6,374	10,100	16,474
Net loan charge-offs (recoveries)	(2,231)	8,877	6,646	(2,495)	26,305	23,810
Balance September 30, 2013	$97,945	$65,587	$163,532	$97,945	$65,587	$163,532
Balance at beginning of period	$114,671	$63,862	$178,533	$122,497	$62,035	$184,532
Provision	(2,479)	8,060	5,581	(10,125)	29,086	18,961
Deductions:
Loans charged off	1,795	12,480	14,275	7,502	39,710	47,212
Less recoveries on loans	1,720	3,473	5,193	7,247	11,504	18,751
Net loan charge-offs	75	9,007	9,082	255	28,206	28,461
Balance September 30, 2012	$112,117	$62,915	$175,032	$112,117	$62,915	$175,032

The following table shows the balance in the allowance for loan losses and the related loan balance at September 30, 2013 and December 31, 2012, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
September 30, 2013
Commercial	$7,689	$73,698	$90,256	$6,281,851
Personal Banking	2,607	30,183	62,980	4,437,922
Total	$10,296	$103,881	$153,236	$10,719,773
December 31, 2012
Commercial	$5,434	$80,807	$100,291	$5,624,965
Personal Banking	2,051	36,111	64,756	4,089,501
Total	$7,485	$116,918	$165,047	$9,714,466

Impaired loans

The table below shows the Company’s investment in impaired loans at September 30, 2013 and December 31, 2012. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 14.

(In thousands)	Sept. 30, 2013	Dec. 31, 2012
Non-accrual loans	$37,846	$51,410
Restructured loans (accruing)	66,035	65,508
Total impaired loans	$103,881	$116,918

The following table provides additional information about impaired loans held by the Company at September 30, 2013 and December 31, 2012, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2013
With no related allowance recorded:
Business	$8,444	$9,485	$—
Real estate – construction and land	7,056	14,276	—
Real estate – business	6,048	9,038	—
	$21,548	$32,799	$—
With an allowance recorded:
Business	$18,026	$20,549	$2,740
Real estate – construction and land	22,970	24,934	2,687
Real estate – business	11,154	16,710	2,262
Real estate – personal	12,770	15,641	1,552
Consumer	4,647	4,647	134
Revolving home equity	643	643	2
Consumer credit card	12,123	12,123	919
	$82,333	$95,247	$10,296
Total	$103,881	$128,046	$10,296
December 31, 2012
With no related allowance recorded:
Business	$9,964	$12,697	$—
Real estate – construction and land	8,440	15,102	—
Real estate – business	5,484	8,200	—
Real estate – personal	1,166	1,380	—
Revolving home equity	510	843	—
	$25,564	$38,222	$—
With an allowance recorded:
Business	$19,358	$22,513	$1,888
Real estate – construction and land	20,446	25,808	1,762
Real estate – business	17,115	23,888	1,784
Real estate – personal	14,157	17,304	857
Consumer	4,779	4,779	93
Revolving home equity	779	779	18
Consumer credit card	14,720	14,720	1,083
	$91,354	$109,791	$7,485
Total	$116,918	$148,013	$7,485

Total average impaired loans for the three and nine month periods ended September 30, 2013 and 2012, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended September 30, 2013
Non-accrual loans	$32,570	$4,866	$37,436
Restructured loans (accruing)	40,881	25,163	66,044
Total	$73,451	$30,029	$103,480
For the nine months ended September 30, 2013
Non-accrual loans	$36,656	$5,287	$41,943
Restructured loans (accruing)	40,200	25,857	66,057
Total	$76,856	$31,144	$108,000
For the three months ended September 30, 2012
Non-accrual loans	$51,337	$7,621	$58,958
Restructured loans (accruing)	41,885	19,750	61,635
Total	$93,222	$27,371	$120,593
For the nine months ended September 30, 2012
Non-accrual loans	$59,159	$7,399	$66,558
Restructured loans (accruing)	44,063	21,204	65,267
Total	$103,222	$28,603	$131,825

The table below shows interest income recognized during the three and nine month periods ended September 30, 2013 and 2012 for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 14.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Interest income recognized on impaired loans:
Business	$124	$248	$372	$745
Real estate – construction and land	218	210	653	630
Real estate – business	48	72	145	216
Real estate – personal	64	22	192	65
Consumer	87	16	261	47
Revolving home equity	9	1	26	2
Consumer credit card	262	328	785	983
Total	$812	$897	$2,434	$2,688

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2013 and December 31, 2012.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2013
Commercial:
Business	$3,616,498	$5,837	$596	$11,530	$3,634,461
Real estate – construction and land	342,953	11,126	83	9,032	363,194
Real estate – business	2,310,501	35,495	—	11,898	2,357,894
Personal Banking:
Real estate – personal	1,747,785	12,176	1,262	5,386	1,766,609
Consumer	1,473,403	14,008	1,655	—	1,489,066
Revolving home equity	419,333	1,576	660	—	421,569
Consumer credit card	769,906	10,050	7,259	—	787,215
Overdrafts	3,377	269	—	—	3,646
Total	$10,683,756	$90,537	$11,515	$37,846	$10,823,654
December 31, 2012
Commercial:
Business	$3,110,403	$10,054	$1,288	$13,056	$3,134,801
Real estate – construction and land	325,541	16,721	56	13,678	355,996
Real estate – business	2,194,395	3,276	—	17,304	2,214,975
Personal Banking:
Real estate – personal	1,564,281	10,862	2,854	6,862	1,584,859
Consumer	1,273,581	13,926	2,143	—	1,289,650
Revolving home equity	433,437	2,121	1,499	510	437,567
Consumer credit card	786,081	10,657	7,507	—	804,245
Overdrafts	8,925	366	—	—	9,291
Total	$9,696,644	$67,983	$15,347	$51,410	$9,831,384

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
September 30, 2013
Pass	$3,534,162	$323,142	$2,239,654	$6,096,958
Special mention	63,931	1,636	52,241	117,808
Substandard	24,838	29,384	54,101	108,323
Non-accrual	11,530	9,032	11,898	32,460
Total	$3,634,461	$363,194	$2,357,894	$6,355,549
December 31, 2012
Pass	$3,018,062	$297,156	$2,103,913	$5,419,131
Special mention	58,793	11,400	38,396	108,589
Substandard	44,890	33,762	55,362	134,014
Non-accrual	13,056	13,678	17,304	44,038
Total	$3,134,801	$355,996	$2,214,975	$5,705,772

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At September 30, 2013, these were comprised of $228.3 million in personal real estate loans and $60.4 million in consumer loans, or 6.5% of the Personal Banking portfolio. At December 31, 2012, these were comprised of $224.5 million in personal real estate loans and $87.4 million in consumer loans, or 7.6% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2013 and December 31, 2012 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2013
FICO score:
Under 600	1.8%	5.5%	2.0%	4.0%
600 - 659	3.2	10.5	8.2	11.8
660 - 719	9.7	24.5	15.4	33.6
720 - 779	26.6	28.2	29.5	28.2
780 and Over	58.7	31.3	44.9	22.4
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2012
FICO score:
Under 600	2.3%	6.7%	2.6%	4.4%
600 - 659	3.2	11.3	5.3	11.7
660 - 719	10.4	24.4	15.2	32.1
720 - 779	26.6	26.4	30.0	28.2
780 and Over	57.5	31.2	46.9	23.6
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $89.1 million at September 30, 2013. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $23.1 million at September 30, 2013. Other performing restructured loans totaled $66.0 million at September 30, 2013. These are primarily comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $44.7 million at September 30, 2013. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $12.1 million at September 30, 2013. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At September 30, 2013, these loans totaled $9.2 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at September 30, 2013, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2013	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$23,167	$7,969
Real estate - construction and land	28,631	3,507
Real estate - business	10,614	3,129
Personal Banking:
Real estate - personal	9,306	—
Consumer	2,058	—
Revolving home equity	3,232	—
Consumer credit card	12,123	710
Total restructured loans	$89,131	$15,315

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $1.4 million on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $12.8 million at September 30, 2013 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $7.0 million and $13.5 million at September 30, 2013 and December 31, 2012, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.8 million and $3.5 million at September 30, 2013 and December 31, 2012, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

4. Investment Securities

Investment securities, at fair value, consisted of the following at September 30, 2013 and December 31, 2012.

(In thousands)	Sept. 30, 2013	Dec. 31, 2012
Available for sale	$8,577,282	$9,522,248
Trading	18,295	28,837
Non-marketable	114,520	118,650
Total investment securities	$8,710,097	$9,669,735

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $45.2 million at September 30, 2013 and $45.4 million at December 31, 2012. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $69.2 million at September 30, 2013 and $73.2 million at December 31, 2012.

A summary of the available for sale investment securities by maturity groupings as of September 30, 2013 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
After 1 but within 5 years	$275,088	$295,587
After 5 but within 10 years	54,421	57,489
After 10 years	72,895	62,429
Total U.S. government and federal agency obligations	402,404	415,505
Government-sponsored enterprise obligations:
Within 1 year	25,115	25,286
After 1 but within 5 years	99,119	101,383
After 5 but within 10 years	169,727	160,947
After 10 years	146,976	137,346
Total government-sponsored enterprise obligations	440,937	424,962
State and municipal obligations:
Within 1 year	133,539	134,734
After 1 but within 5 years	700,750	721,051
After 5 but within 10 years	535,416	524,339
After 10 years	239,264	223,187
Total state and municipal obligations	1,608,969	1,603,311
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,755,358	2,810,261
Non-agency mortgage-backed securities	210,917	222,081
Asset-backed securities	2,893,173	2,890,646
Total mortgage and asset-backed securities	5,859,448	5,922,988
Other debt securities:
Within 1 year	30,103	30,451
After 1 but within 5 years	46,473	46,796
After 5 but within 10 years	90,036	84,559
Total other debt securities	166,612	161,806
Equity securities	15,423	48,710
Total available for sale investment securities	$8,493,793	$8,577,282

Investments in U.S. government securities are comprised mainly of U.S. Treasury inflation-protected securities (TIPS), which totaled $415.4 million, at fair value, at September 30, 2013. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $125.0 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $36.5 million at September 30, 2013.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. government and federal agency obligations	$402,404	$23,567	$(10,466)	$415,505
Government-sponsored enterprise obligations	440,937	2,458	(18,433)	424,962
State and municipal obligations	1,608,969	29,756	(35,414)	1,603,311
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,755,358	74,070	(19,167)	2,810,261
Non-agency mortgage-backed securities	210,917	12,570	(1,406)	222,081
Asset-backed securities	2,893,173	7,603	(10,130)	2,890,646
Total mortgage and asset-backed securities	5,859,448	94,243	(30,703)	5,922,988
Other debt securities	166,612	971	(5,777)	161,806
Equity securities	15,423	33,287	—	48,710
Total	$8,493,793	$184,282	$(100,793)	$8,577,282
December 31, 2012
U.S. government and federal agency obligations	$399,971	$40,395	$(1,607)	$438,759
Government-sponsored enterprise obligations	467,063	5,188	(677)	471,574
State and municipal obligations	1,585,926	46,076	(16,295)	1,615,707
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,248,007	132,953	(5)	3,380,955
Non-agency mortgage-backed securities	224,223	12,906	(118)	237,011
Asset-backed securities	3,152,913	15,848	(1,367)	3,167,394
Total mortgage and asset-backed securities	6,625,143	161,707	(1,490)	6,785,360
Other debt securities	174,727	3,127	(102)	177,752
Equity securities	5,695	27,401	—	33,096
Total	$9,258,525	$283,894	$(20,171)	$9,522,248

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3/A-, whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2013, the fair value of securities on this watch list was $202.9 million compared to $220.7 million at December 31, 2012.

As of September 30, 2013, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $77.4 million. The cumulative credit-related portion of the impairment initially recorded on these securities totaled $12.8 million and was recorded in earnings. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at September 30, 2013 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	13%	-	55%
Credit support	0%	-	15%
Loss severity	17%	-	81%

The following table shows changes in the credit losses recorded in earnings during the nine months ended September 30, 2013 and 2012, for which a portion of an OTTI was recognized in other comprehensive income.

	For the Nine Months Ended September 30
(In thousands)	2013	2012
Balance at January 1	$11,306	$9,931
Credit losses on debt securities for which impairment was previously recognized	1,260	1,227
Increase in expected cash flows that are recognized over remaining life of security	(59)	(93)
Balance at September 30	$12,507	$11,065

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
U.S. government and federal agency obligations	$62,429	$10,466	$—	$—	$62,429	$10,466
Government-sponsored enterprise obligations	308,029	18,433	—	—	308,029	18,433
State and municipal obligations	560,695	20,370	79,486	15,044	640,181	35,414
Mortgage and asset-backed securities:
Agency mortgage-backed securities	638,282	19,167	—	—	638,282	19,167
Non-agency mortgage-backed securities	53,871	1,387	1,629	19	55,500	1,406
Asset-backed securities	1,299,698	8,865	70,515	1,265	1,370,213	10,130
Total mortgage and asset-backed securities	1,991,851	29,419	72,144	1,284	2,063,995	30,703
Other debt securities	97,093	5,541	2,744	236	99,837	5,777
Total	$3,020,097	$84,229	$154,374	$16,564	$3,174,471	$100,793
December 31, 2012
U.S. government and federal agency obligations	$71,464	$1,607	$—	$—	$71,464	$1,607
Government-sponsored enterprise obligations	102,082	677	—	—	102,082	677
State and municipal obligations	173,600	2,107	80,530	14,188	254,130	16,295
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,874	5	—	—	5,874	5
Non-agency mortgage-backed securities	—	—	12,609	118	12,609	118
Asset-backed securities	338,007	976	78,684	391	416,691	1,367
Total mortgage and asset-backed securities	343,881	981	91,293	509	435,174	1,490
Other debt securities	39,032	102	—	—	39,032	102
Total	$730,059	$5,474	$171,823	$14,697	$901,882	$20,171

The total available for sale portfolio consisted of approximately 1,700 individual securities at September 30, 2013. The portfolio included 490 securities, having an aggregate fair value of $3.2 billion, that were in an unrealized loss position at September 30, 2013, compared to 144 securities, with a fair value of $901.9 million, at December 31, 2012. The total amount of unrealized loss on these securities increased $80.6 million to $100.8 million at September 30, 2013, which was mainly due to higher interest rates in the second and third quarters of 2013. At September 30, 2013, the fair value of securities in an unrealized loss position for 12 months or longer with temporary impairment totaled $152.7 million, or 1.8% of the total portfolio value, and the fair value of other securities with other-than-temporary impairment totaled $1.6 million.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $35.4 million at September 30, 2013. Of these losses, $15.0 million related to auction rate securities and $20.4 million related to other state and municipal obligations. This portfolio, exclusive of ARS, totaled $1.5 billion at fair value, or 17.2% of total available for sale securities. The average credit quality of the portfolio, excluding ARS, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below. The Company does not have exposure to obligations of municipalities which have filed for Chapter 9 bankruptcy. The Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At September 30, 2013
Texas	10.2%	5.0	Aa1
Florida	9.5	4.6	Aa2
Ohio	5.7	5.0	Aa2
Washington	5.5	5.1	Aa2
New York	5.1	6.4	Aa2
General obligation	31.4%	4.6	Aa2
Housing	16.9	6.8	Aa1
Lease	16.4	4.7	Aa3
Transportation	13.9	4.4	A1
Limited tax	5.0	5.3	Aa1

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2013	2012
Proceeds from sales of available for sale securities	$2,423	$4,951
Proceeds from sales of non-marketable securities	4,201	9,980
Total proceeds	$6,624	$14,931
Available for sale:
Gains realized on sales	$10	$342
Gain realized on donation	1,375	—
Other-than-temporary impairment recognized on debt securities	(1,260)	(1,227)
Non-marketable:
Gains realized on sales	708	1,267
Losses realized on sales	(2,979)	(200)
Fair value adjustments, net	(937)	8,374
Investment securities gains (losses), net	$(3,083)	$8,556

At September 30, 2013, securities totaling $4.4 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $704.6 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

5. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2013				December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$30,620	$(22,198)	$—	$8,422	$25,720	$(20,892)	$—	$4,828
Mortgage servicing rights	3,307	(2,513)	(166)	628	3,132	(2,267)	(393)	472
Total	$33,927	$(24,711)	$(166)	$9,050	$28,852	$(23,159)	$(393)	$5,300

Aggregate amortization expense on intangible assets was $463 thousand and $594 thousand, respectively, for the three month periods ended September 30, 2013 and 2012 and $1.6 million and $1.9 million, respectively, for the nine month periods ended September 30, 2013 and 2012. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2013. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2013	$1,943
2014	1,900
2015	1,516
2016	1,161
2017	845

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2013 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2013	$125,585	$4,828	$472
Summit acquisition	13,091	4,900	—
Originations	—	—	175
Amortization	—	(1,306)	(246)
Impairment reversal	—	—	227
Balance September 30, 2013	$138,676	$8,422	$628

As discussed in Note 2, the Company acquired Summit Bancshares, Inc. on September 1, 2013. As a result of the acquisition, goodwill of $13.1 million and a core deposit intangible asset of $4.9 million were established. Based on an estimation of the expected remaining economic life of the depositors, the core deposit premium is being amortized over a 14 year period using an accelerated method. Goodwill allocated to the Company’s operating segments at September 30, 2013 and December 31, 2012 is shown below.

(In thousands)	September 30, 2013	December 31, 2012
Consumer segment	$70,667	$67,765
Commercial segment	67,263	57,074
Wealth segment	746	746
Total goodwill	$138,676	$125,585

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2013 that net liability was $4.6 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $347.3 million at September 30, 2013.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at September 30, 2013, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 4 to 10 years. At September 30, 2013, the fair value of the Company's guarantee liabilities for RPAs was $88 thousand, and the notional amount of the underlying swaps was $44.7 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

7. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Service cost - benefits earned during the period	$132	$103	$395	$310
Interest cost on projected benefit obligation	1,134	1,287	3,379	3,860
Expected return on plan assets	(1,613)	(1,645)	(4,830)	(4,935)
Amortization of unrecognized net loss	767	730	2,300	2,190
Net periodic pension cost	$420	$475	$1,244	$1,425

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2013	2012	2013	2012
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$68,224	$66,006	$195,046	$202,538
Less income allocated to nonvested restricted stock	808	626	2,152	1,854
Net income allocated to common stock	$67,416	$65,380	$192,894	$200,684
Weighted average common shares outstanding	90,003	91,239	89,999	91,879
Basic income per common share	$.75	$.71	$2.14	$2.18
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$68,224	$66,006	$195,046	$202,538
Less income allocated to nonvested restricted stock	806	623	2,146	1,849
Net income allocated to common stock	$67,418	$65,383	$192,900	$200,689
Weighted average common shares outstanding	90,003	91,239	89,999	91,879
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	449	313	353	316
Weighted average diluted common shares outstanding	90,452	91,552	90,352	92,195
Diluted income per common share	$.75	$.72	$2.14	$2.18

Unexercised stock options and stock appreciation rights of 131 thousand were excluded in the computation of diluted income per share for the nine month period ended September 30, 2013 because their inclusion would have been anti-dilutive. All unexercised stock options and rights were included in the computation of diluted income per share for the nine month period ended September 30, 2012.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2013	$3,245	$160,263	$(27,164)	$136,344
Other comprehensive income before reclassifications	170	(180,279)	—	(180,109)
Amounts reclassified from accumulated other comprehensive income	1,260	(1,385)	2,300	2,175
Current period other comprehensive income (loss), before tax	1,430	(181,664)	2,300	(177,934)
Income tax (expense) benefit	(543)	69,032	(874)	67,615
Current period other comprehensive income (loss), net of tax	887	(112,632)	1,426	(110,319)
Balance September 30, 2013	$4,132	$47,631	$(25,738)	$26,025
Balance January 1, 2012	$(4,321)	$136,137	$(21,278)	$110,538
Other comprehensive income before reclassifications	11,018	75,427	—	86,445
Amounts reclassified from accumulated other comprehensive income	1,227	(342)	2,190	3,075
Current period other comprehensive income, before tax	12,245	75,085	2,190	89,520
Income tax expense	(4,653)	(28,533)	(832)	(34,018)
Current period other comprehensive income, net of tax	7,592	46,552	1,358	55,502
Balance September 30, 2012	$3,271	$182,689	$(19,920)	$166,040
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended September 30, 2013
Net interest income	$67,217	$72,381	$9,982	$149,580	$5,126	$154,706
Provision for loan losses	(8,656)	2,076	(33)	(6,613)	2,467	(4,146)
Non-interest income	29,695	47,500	28,868	106,063	248	106,311
Investment securities gains, net	—	—	—	—	650	650
Non-interest expense	(66,921)	(56,952)	(23,686)	(147,559)	(8,753)	(156,312)
Income before income taxes	$21,335	$65,005	$15,131	$101,471	$(262)	$101,209
Nine Months Ended September 30, 2013
Net interest income	$201,313	$212,438	$30,093	$443,844	$20,663	$464,507
Provision for loan losses	(25,537)	1,948	(173)	(23,762)	8,952	(14,810)
Non-interest income	84,825	137,111	87,201	309,137	(273)	308,864
Investment securities losses, net	—	—	—	—	(3,083)	(3,083)
Non-interest expense	(203,797)	(174,935)	(71,643)	(450,375)	(17,940)	(468,315)
Income before income taxes	$56,804	$176,562	$45,478	$278,844	$8,319	$287,163
Three Months Ended September 30, 2012
Net interest income	$68,694	$72,649	$9,627	$150,970	$2,841	$153,811
Provision for loan losses	(8,500)	(313)	(199)	(9,012)	3,431	(5,581)
Non-interest income	29,030	45,352	27,094	101,476	(554)	100,922
Investment securities gains, net	—	—	—	—	3,180	3,180
Non-interest expense	(67,310)	(57,150)	(21,935)	(146,395)	(6,996)	(153,391)
Income before income taxes	$21,914	$60,538	$14,587	$97,039	$1,902	$98,941
Nine Months Ended September 30, 2012
Net interest income	$206,348	$216,924	$29,092	$452,364	$26,289	$478,653
Provision for loan losses	(26,960)	(601)	(751)	(28,312)	9,351	(18,961)
Non-interest income	84,477	133,190	80,470	298,137	(1,816)	296,321
Investment securities gains, net	—	—	—	—	8,556	8,556
Non-interest expense	(200,573)	(169,201)	(66,946)	(436,720)	(23,472)	(460,192)
Income before income taxes	$63,292	$180,312	$41,865	$285,469	$18,908	$304,377

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

Through its International Department, the Company enters into foreign exchange contracts consisting mainly of contracts to purchase or deliver foreign currencies for customers at specific future dates. This activity increased in 2013 due to higher customer demand. Also, the Company's past practice of originating and selling fixed rate personal real estate loans to other institutions historically resulted in mortgage loan commitments and forward sales contracts. In late 2011, the Company curtailed the sales of these types of loans and did not hold such loans for sale at September 30, 2013 or December 31, 2012.

(In thousands)	September 30, 2013	December 31, 2012
Interest rate swaps	$596,025	$435,542
Interest rate caps	10,236	27,736
Credit risk participation agreements	46,565	43,243
Foreign exchange contracts	100,606	47,897
Total notional amount	$753,432	$554,418

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At September 30, 2013, the Company had entered into two interest rate swaps with a notional amount of $12.3 million, included in the table above, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying statements of income. The table below shows gains and losses related to fair value hedges.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Gain (loss) on interest rate swaps	$69	$76	$299	$221
Gain (loss) on loans	(63)	(83)	(287)	(218)
Amount of hedge ineffectiveness	$6	$(7)	$12	$3

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial institutions. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these types of swaps at September 30, 2013 was $583.8 million. The Company is party to master netting arrangements with many of its derivative counterparties; however, the Company does not offset assets and liabilities under these arrangements for balance sheet presentation, as the effect of offsetting is not significant. Additional information about the potential effects of offsetting and collateral amounts pledged by the Company is provided in Note 12 on Balance Sheet Offsetting.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, education, financial services, communications, consumer products, and manufacturing. At September 30, 2013, the largest loss exposures were in the groups related to education, real estate, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $2.7 million (education), $3.0 million (real estate and building materials) and $1.7 million (manufacturing) at September 30, 2013.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 14 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Sept. 30, 2013	Dec. 31, 2012	Balance Sheet	Sept. 30, 2013	Dec. 31, 2012
(In thousands)	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(424)	$(723)
Total derivatives designated as hedging instruments		$—	$—		$(424)	$(723)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$12,525	$16,334	Other liabilities	$(12,526)	$(16,337)
Interest rate caps	Other assets	1	1	Other liabilities	(1)	(1)
Credit risk participation agreements	Other assets	5	9	Other liabilities	(88)	(196)
Foreign exchange contracts	Other assets	1,183	396	Other liabilities	(1,273)	(461)
Total derivatives not designated as hedging instruments		$13,714	$16,740		$(13,888)	$(16,995)
Total derivatives		$13,714	$16,740		$(14,312)	$(17,718)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2013	2012	2013	2012
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$69	$76	$299	$221
Total		$69	$76	$299	$221
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$777	$52	$1,071	$250
Credit risk participation agreements	Other non-interest income	51	1	176	6
Foreign exchange contracts	Other non-interest income	(109)	40	(24)	47
Mortgage loan commitments	Loan fees and sales	—	—	—	(20)
Mortgage loan forward sale contracts	Loan fees and sales	—	—	—	11
Total		$719	$93	$1,223	$294

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

On June 10, 2013, the Company became subject to new trade and clearing regulations authorized under the Dodd-Frank Wall Street Reform and Consumer Protection Act. After this date the new rules require derivative transactions with financial institutions to be cleared through a clearing house, which the Company accesses through a designated clearing member. Under the new rules, initial and ongoing maintenance margin, in the form of cash and marketable securities, is required of both of the original counterparties to the contract, which is maintained by the clearing house. Once the trade is cleared, the clearing house assumes the performance risk of the original counterparty. During the current quarter, the Company executed eight interest rate swaps, and at September 30, 2013 had recognized assets of $359 thousand and liabilities of $1.0 million which are subject to the new regulations and included in the table below. At September 30, 2013, collateral for these transactions, consisting of cash of $413 thousand and marketable securities totaling $2.0 million in fair value, was posted by the Company to its clearing member.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Securities Collateral Received/Pledged	Net Amount
September 30, 2013
Assets:
Derivatives subject to master netting agreements	$12,670	$—	$12,670	$(912)	$—	$11,758
Derivatives not subject to master netting agreements	1,044	—	1,044
Total derivatives	13,714	—	13,714
Total resell agreements, subject to master netting arrangements	1,450,000	(300,000)	1,150,000	—	(1,150,000)	—
Liabilities:
Derivatives subject to master netting agreements	13,756	—	13,756	(912)	(10,260)	2,584
Derivatives not subject to master netting agreements	556	—	556
Total derivatives	14,312	—	14,312
Total repurchase agreements, subject to master netting arrangements	1,348,678	(300,000)	1,048,678	—	(1,048,678)	—
December 31, 2012
Assets:
Derivatives subject to master netting agreements	$16,475	$—	$16,475	$(603)	$—	$15,872
Derivatives not subject to master netting agreements	265	—	265
Total derivatives	16,740	—	16,740
Total resell agreements, subject to master netting arrangements	1,500,000	(300,000)	1,200,000	—	(1,200,000)	—
Liabilities:
Derivatives subject to master netting agreements	17,315	—	17,315	(603)	(16,017)	695
Derivatives not subject to master netting agreements	403	—	403
Total derivatives	17,718	—	17,718
Total repurchase agreements, subject to master netting arrangements	1,359,040	(300,000)	1,059,040	—	(1,059,040)	—

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $300.0 million at both September 30, 2013 and December 31, 2012. At September 30, 2013, the Company had posted collateral consisting of $319.5 million in agency mortgage-backed securities and accepted $330.0 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

13. Stock-Based Compensation

The Company has historically issued stock-based compensation in the form of nonvested restricted stock, stock options and stock appreciation rights (SARs). During the first nine months of 2013, stock-based compensation was issued in the form of nonvested stock and SARs. The stock-based compensation expense that has been charged against income was $1.9 million and $1.2 million in the three month periods ended September 30, 2013 and 2012, respectively, and $4.6 million and $3.7 million in the nine months ended September 30, 2013 and 2012, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2013, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	882,803	$34.62
Granted	397,596	38.42
Vested	(42,125)	34.88
Forfeited	(16,609)	33.77
Canceled	(115,497)	35.32
Nonvested at September 30, 2013	1,106,168	$35.91

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

Weighted per share average fair value at grant date	$7.16
Assumptions:
Dividend yield	2.3%
Volatility	23.2%
Risk-free interest rate	1.2%
Expected term	7.3 years

A summary of option activity during the first nine months of 2013 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	768,773	$31.51
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(293,280)	30.57
Outstanding at September 30, 2013	475,493	$32.09	1.0 year	$5,573

A summary of SAR activity during the first nine months of 2013 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,787,376	$36.07
Granted	213,721	39.03
Forfeited	(1,521)	31.31
Expired	—	—
Exercised	(279,530)	36.44
Outstanding at September 30, 2013	1,720,046	$36.38	4.2 years	$12,776

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the September 30, 2013 and December 31, 2012 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2013 or the year ended December 31, 2012.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$415,505	$415,505	$—	$—
Government-sponsored enterprise obligations	424,962	—	424,962	—
State and municipal obligations	1,603,311	—	1,478,289	125,022
Agency mortgage-backed securities	2,810,261	—	2,810,261	—
Non-agency mortgage-backed securities	222,081	—	222,081	—
Asset-backed securities	2,890,646	—	2,890,646	—
Other debt securities	161,806	—	161,806	—
Equity securities	48,710	29,790	18,920	—
Trading securities	18,295	—	18,295	—
Private equity investments	64,507	—	—	64,507
Derivatives *	13,714	—	13,709	5
Assets held in trust	6,951	6,951	—	—
Total assets	$8,680,749	$452,246	$8,038,969	$189,534
Liabilities:
Derivatives *	$14,312	$—	$14,224	$88
Total liabilities	$14,312	$—	$14,224	$88
December 31, 2012
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$438,759	$438,759	$—	$—
Government-sponsored enterprise obligations	471,574	—	471,574	—
State and municipal obligations	1,615,707	—	1,489,293	126,414
Agency mortgage-backed securities	3,380,955	—	3,380,955	—
Non-agency mortgage-backed securities	237,011	—	237,011	—
Asset-backed securities	3,167,394	—	3,167,394	—
Other debt securities	177,752	—	177,752	—
Equity securities	33,096	17,835	15,261	—
Trading securities	28,837	—	28,837	—
Private equity investments	68,167	—	—	68,167
Derivatives *	16,740	—	16,731	9
Assets held in trust	5,440	5,440	—	—
Total assets	$9,641,432	$462,034	$8,984,808	$194,590
Liabilities:
Derivatives *	$17,718	$—	$17,522	$196
Total liabilities	$17,718	$—	$17,522	$196
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2013
Balance June 30, 2013	$126,753	$63,279	$(93)	$189,939
Total gains or losses (realized/unrealized):
Included in earnings	—	865	51	916
Included in other comprehensive income *	(1,772)	—	—	(1,772)
Discount accretion	41	—	—	41
Purchases of private equity investments	—	300	—	300
Capitalized interest/dividends	—	63	—	63
Sale of risk participation agreement	—	—	(41)	(41)
Balance September 30, 2013	$125,022	$64,507	$(83)	$189,446
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013	$—	$865	$51	$916
For the nine months ended September 30, 2013
Balance January 1, 2013	$126,414	$68,167	$(187)	$194,394
Total gains or losses (realized/unrealized):
Included in earnings	—	(612)	176	(436)
Included in other comprehensive income *	(656)	—	—	(656)
Investment securities called	(900)	—	—	(900)
Discount accretion	164	—	—	164
Purchase of private equity investments	—	3,950	—	3,950
Sale/pay down of private equity investments	—	(7,184)	—	(7,184)
Capitalized interest/dividends	—	186	—	186
Sale of risk participation agreement	—	—	(72)	(72)
Balance September 30, 2013	$125,022	$64,507	$(83)	$189,446
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013	$—	$(612)	$176	$(436)
For the three months ended September 30, 2012
Balance June 30, 2012	$127,540	$65,766	$(99)	$193,207
Total gains or losses (realized/unrealized):
Included in earnings	—	2,774	1	2,775
Included in other comprehensive income *	3,015	—	—	3,015
Investment securities called	(3,000)	—	—	(3,000)
Discount accretion	176	—	—	176
Sale/pay down of private equity investments	—	(1,614)	—	(1,614)
Capitalized interest/dividends	—	118	—	118
Sale of risk participation agreement	—	—	(68)	(68)
Balance September 30, 2012	$127,731	$67,044	$(166)	$194,609
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012	$—	$2,774	$(37)	$2,737
For the nine months ended September 30, 2012
Balance January 1, 2012	$135,621	$66,978	$(123)	$202,476
Total gains or losses (realized/unrealized):
Included in earnings	—	8,374	(3)	8,371
Included in other comprehensive income *	(1,923)	—	—	(1,923)
Investment securities called	(6,350)	—	—	(6,350)
Discount accretion	383	—	—	383
Purchase of private equity investments	—	3,275	—	3,275
Sale/pay down of private equity investments	—	(11,893)	—	(11,893)
Capitalized interest/dividends	—	310	—	310
Purchase of risk participation agreement	—	—	28	28
Sale of risk participation agreement	—	—	(68)	(68)
Balance September 30, 2012	$127,731	$67,044	$(166)	$194,609
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012	$—	$6,949	$(40)	$6,909
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2013
Total gains or losses included in earnings	$—	$51	$865	$916
Change in unrealized gains or losses relating to assets still held at September 30, 2013	$—	$51	$865	$916
For the nine months ended September 30, 2013
Total gains or losses included in earnings	$—	$176	$(612)	$(436)
Change in unrealized gains or losses relating to assets still held at September 30, 2013	$—	$176	$(612)	$(436)
For the three months ended September 30, 2012
Total gains or losses included in earnings	$—	$1	$2,774	$2,775
Change in unrealized gains or losses relating to assets still held at September 30, 2012	$—	$(37)	$2,774	$2,737
For the nine months ended September 30, 2012
Total gains or losses included in earnings	$(9)	$6	$8,374	$8,371
Change in unrealized gains or losses relating to assets still held at September 30, 2012	$—	$(40)	$6,949	$6,909

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $125.0 million at September 30, 2013, while private equity investments, included in non-marketable securities, totaled $64.5 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	5 years
		Estimated market rate	2.1%	-	4.1%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5

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

The fair values of the Company's private equity investments are based on a determination of fair value of the investee company less preference payments assuming the sale of the investee company.  Investee companies are normally non-public entities.  The fair value of the investee company is determined by reference to the investee's total earnings before interest, depreciation/amortization, and income taxes (EBITDA) multiplied by an EBITDA factor.  EBITDA is normally determined based on a trailing prior period adjusted for specific factors including current economic outlook, investee management, and specific unique circumstances such as sales order information, major customer status, regulatory changes, etc.  The EBITDA multiple is based on management's review of published trading multiples for recent private equity transactions and other judgments and is derived for each individual investee.  The fair value of the Company's investment (which is usually a partial interest in the investee company)

is then calculated based on its ownership percentage in the investee company. On a quarterly basis, these fair value analyses are reviewed by a valuation committee consisting of investment managers and senior Company management.

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first nine months of 2013 and 2012, and still held as of September 30, 2013 and 2012, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2013 and 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended Sept. 30
September 30, 2013
Collateral dependent impaired loans	$9,683	$—	$—	$9,683	$(3,132)
Private equity investments	675	—	—	675	(325)
Mortgage servicing rights	628	—	—	628	227
Foreclosed assets	1,115	—	—	1,115	(168)

September 30, 2012
Collateral dependent impaired loans	$24,749	$—	$—	$24,749	$(7,669)
Mortgage servicing rights	515	—	—	515	37
Foreclosed assets	538	—	—	538	(277)
Long-lived assets	5,622	—	—	5,622	(3,428)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at September 30, 2013 and 2012 are shown in the table above.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. In recent periods, this portfolio consisted of student loans. Most of the portfolio was under contract to an agency which was unable to consistently purchase loans under existing contractual terms. Such loans were evaluated using a fair value measurement method based on a discounted cash flows analysis, which was classified as Level 3.

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

Core deposit premiums are recognized at the time a portfolio of deposits is acquired. Core deposit premiums are recognized using valuation techniques which calculate the present value of the estimated after-tax cost savings attributable to the core deposit base, relative to alternative costs of funds and tax benefits, if applicable, over the expected remaining economic life of the depositors. Subsequent evaluations are made when facts or circumstances indicate potential impairment may have occurred. The Company uses estimates of discounted future cash flows, comparisons with alternative sources for deposits, consideration of income potential generated in other product lines by current customers, geographic parameters, and other demographics to estimate a current fair value of a specific deposit base. If the calculated fair value is less than the carrying value, impairment is considered to have occurred. This measurement is classified as Level 3.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	September 30, 2013		December 31, 2012
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$3,634,461	$3,615,226	$3,134,801	$3,144,989
Real estate - construction and land	Level 3	363,194	365,500	355,996	352,547
Real estate - business	Level 3	2,357,894	2,370,219	2,214,975	2,240,796
Real estate - personal	Level 3	1,766,609	1,786,727	1,584,859	1,642,820
Consumer	Level 3	1,489,066	1,500,998	1,289,650	1,309,403
Revolving home equity	Level 3	421,569	426,408	437,567	441,651
Consumer credit card	Level 3	787,215	802,582	804,245	823,560
Overdrafts	Level 3	3,646	3,646	9,291	9,291
Loans held for sale	Level 2	—	—	3,017	3,030
Loans held for sale	Level 3	—	—	5,810	5,810
Investment securities:
Available for sale	Level 1	445,295	445,295	456,594	456,594
Available for sale	Level 2	8,006,965	8,006,965	8,939,240	8,939,240
Available for sale	Level 3	125,022	125,022	126,414	126,414
Trading	Level 2	18,295	18,295	28,837	28,837
Non-marketable	Level 3	114,520	114,520	118,650	118,650
Federal funds sold	Level 1	87,167	87,167	27,595	27,595
Securities purchased under agreements to resell	Level 3	1,150,000	1,151,727	1,200,000	1,215,234
Interest earning deposits with banks	Level 1	267,548	267,548	179,164	179,164
Cash and due from banks	Level 1	594,309	594,309	573,066	573,066
Derivative instruments	Level 2	13,709	13,709	16,731	16,731
Derivative instruments	Level 3	5	5	9	9
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,185,098	$6,185,098	$6,299,903	$6,299,903
Savings, interest checking and money market deposits	Level 1	9,680,816	9,680,816	9,817,943	9,817,943
Time open and certificates of deposit	Level 3	2,351,850	2,354,675	2,230,807	2,239,595
Federal funds purchased	Level 1	711,715	711,715	24,510	24,510
Securities sold under agreements to repurchase	Level 3	1,048,678	1,048,294	1,059,040	1,057,462
Other borrowings	Level 3	105,928	116,423	103,710	117,527
Derivative instruments	Level 2	14,224	14,224	17,522	17,522
Derivative instruments	Level 3	88	88	196	196

16. Legal Proceedings

In the third quarter of 2012, Visa announced a proposed settlement (in conjunction with Mastercard) regarding certain interchange litigation affecting member banks, and among many provisions the settlement included a reduction in credit card interchange income by 10 basis points over an eight month period beginning September 2013. Accordingly, at that time the Company established a liability of $5.2 million for the estimated effect of this reduction in interchange income. During the third quarter of 2013, the Company's payments to Visa related to this reduced interchange income totaled $643 thousand, and the Company’s remaining liability at September 30, 2013 was $4.5 million.

As described more fully in Note 18 of the Company’s 2012 Annual Report on Form 10-K, in December 2011, the Bank reached a class-wide settlement in a class action lawsuit regarding overdraft fees charged on certain debit card transactions and as a result paid $18.3 million into a class settlement fund. The Bank also agreed to post debit card transactions in chronological order, which was implemented on February 21, 2013. As a result of the change in the posting order of debit card transactions, the Company currently estimates that overdraft income will be reduced on an annual basis by $3.5 million to $5.5 million.

On January 4, 2013, the Company was named in a petition by Patrick J. Malloy III, Bankruptcy Trustee for the Bankruptcy Estate of George David Gordon Jr. (“Gordon”). The petition was filed in the District Court in and for Tulsa County, State of Oklahoma and removed to the United States District Court for the Northern District of Oklahoma, and subsequently remanded back to the District Court on May 7, 2013. On May 10, 2013, the Company was served with an amended petition in the case. The amended petition alleges that Gordon was involved in securities fraud and that Bank South, an Oklahoma bank that was subsequently acquired by the Company, together with a lending officer employed by Bank South, are jointly and severally liable, as aiders and abettors of the fraudulent scheme, for losses suffered by defrauded investors. The losses suffered by investors who have assigned their claims to the Trustee are alleged to be in excess of $9 million. The claim alleges that the Bank is liable as a successor by merger to Bank South. Based on facts available to the Company and after discussion with outside counsel handling the matter, the Company believes it has substantial defenses to this matter but has established a loss contingency of $1.0 million on this matter. This matter will continue to be evaluated on an ongoing basis.

The Company has various other lawsuits pending at September 30, 2013, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be estimated.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2012 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Per Share Data
Net income per common share — basic	$.75	$.71	$2.14	$2.18
Net income per common share — diluted	.75	.72	2.14	2.18
Cash dividends	.225	.219	.675	.657
Book value			23.90	25.08
Market price			43.81	38.41
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	58.33%	56.89%	56.56%	55.89%
Non-interest bearing deposits to total deposits	32.77	33.30	32.62	32.18
Equity to loans (1)	20.41	24.00	21.32	23.97
Equity to deposits	11.91	13.65	12.06	13.40
Equity to total assets	9.90	11.06	9.93	10.88
Return on total assets	1.26	1.28	1.20	1.32
Return on total equity	12.69	11.57	12.05	12.13
(Based on end-of-period data)
Non-interest income to revenue (2)	40.73	39.62	39.94	38.24
Efficiency ratio (3)	59.72	59.99	60.38	59.14
Tier I risk-based capital ratio			13.65	14.92
Total risk-based capital ratio			14.89	16.25
Tangible common equity to assets ratio (4)			9.10	10.47
Tier I leverage ratio			9.43	10.00

(1) Includes loans held for sale.
(2) Revenue includes net interest income and non-interest income.
(3) The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4) The tangible common equity to assets ratio is a measurement which management believes is a useful indicator of capital adequacy and utilization. It provides a meaningful basis for period to period and company to company comparisons, and also assists regulators, investors and analysts in analyzing the financial position of the Company. Tangible common equity is a non-GAAP measure and represents common equity less goodwill, core deposit premium and non-controlling interest in subsidiaries. Tangible assets, also a non-GAAP measure, represents total assets less goodwill and core deposit premium.

The following table is a reconciliation of the GAAP financial measures of total equity and total assets to the non-GAAP measures of total tangible common equity and total tangible assets.

	September 30
(Dollars in thousands)	2013	2012
Total equity	$2,181,486	$2,307,072
Less non-controlling interest	3,953	4,636
Less goodwill	138,676	125,585
Less core deposit premium	8,422	5,289
Total tangible common equity (a)	$2,030,435	$2,171,562
Total assets	$22,452,297	$20,878,769
Less goodwill	138,676	125,585
Less core deposit premium	8,422	5,289
Total tangible assets (b)	$22,305,199	$20,747,895
Tangible common equity to assets ratio (a)/(b)	9.10%	10.47%

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2013	2012	% change	2013	2012	% change
Net interest income	$154,706	$153,811.6%		$464,507	$478,653	(3.0)%
Provision for loan losses	(4,146)	(5,581)	(25.7)	(14,810)	(18,961)	(21.9)
Non-interest income	106,311	100,922	5.3	308,864	296,321	4.2
Investment securities gains (losses), net	650	3,180	(79.6)	(3,083)	8,556	N.M.
Non-interest expense	(156,312)	(153,391)	1.9	(468,315)	(460,192)	1.8
Income taxes	(32,764)	(32,155)	1.9	(91,871)	(99,541)	(7.7)
Non-controlling interest expense	(221)	(780)	(71.7)	(246)	(2,298)	(89.3)
Net income attributable to Commerce Bancshares, Inc.	$68,224	$66,006	3.4%	$195,046	$202,538	(3.7)%

For the quarter ended September 30, 2013, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $68.2 million, an increase of $2.2 million, or 3.4%, compared to the third quarter of the previous year, and an increase of $2.4 million, or 3.7%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.26%, the annualized return on average equity was 12.69%, and the efficiency ratio was 59.72%. Diluted earnings per share was $.75, an increase of 4.2% compared to $.72 per share in both the third quarter of 2012 and the previous quarter.

Compared to the third quarter of last year, net interest income increased $895 thousand, or .6%, mostly due to a $1.9 million decrease in deposit interest expense. This decline in interest expense was partially offset by a decrease of $1.1 million in interest income on loans. The provision for loan losses totaled $4.1 million for the current quarter, representing a decrease of $1.4 million, or 25.7% from the third quarter of 2012. Non-interest income increased $5.4 million, or 5.3%, due to continued growth in bank card and trust fee income. Non-interest expense for the third quarter increased $2.9 million, or 1.9%, compared to the same quarter last year, largely due to an increase of $2.1 million, or 2.4%, in salaries and benefits expense. Net investment securities gains decreased $2.5 million, or 79.6%, in the current quarter compared to the third quarter last year. The decrease in investment securities gains reflects lower gains recorded in the Company’s private equity securities portfolio during the current quarter compared to the previous period.

Net income for the first nine months of 2013 was $195.0 million, a decrease of $7.5 million, or 3.7%, from the same period last year. Diluted earnings per share was $2.14, a decrease of 1.8% compared to $2.18 per share in the same period last year. For the first nine months of 2013, the annualized return on average assets was 1.20%, the annualized return on average equity was 12.05% and the efficiency ratio was 60.38%. Net interest income decreased $14.1 million, or 3.0%, from the same period last year due to lower earnings on the loan and investment securities portfolios of $9.2 million and $13.3 million, respectively. These declines were partially offset by an increase of $3.0 million in interest income on long-term resell agreements and a decline of $5.4 million in deposit interest expense. The provision for loan losses was $14.8 million for the first nine months of 2013, down $4.2 million, or 21.9%, from the same period last year. Non-interest income increased $12.5 million, or 4.2%, over the first nine months of last year largely due to continued growth in both bank card and trust fee income. Non-interest expense increased $8.1 million, or 1.8%, due to increases in salaries and benefits expense and data processing and software costs. Net investment securities losses totaled $3.1 million in the first nine months of 2013 compared to net investment securities gains of $8.6 million in the first nine months of 2012. The increase in losses occurred in the private equity securities portfolio, and resulted mainly from lower gains in fair value. In addition, a $2.6 million loss was recorded in the previous quarter, resulting from an interest recovery upon the sale of a private equity investment.

As mentioned in Note 2 to the consolidated financial statements, the Company acquired Summit Bancshares Inc. (Summit) on September 1, 2013. Summit's results of operations are included in the Company's consolidated financial results beginning on that date. The Company acquired all of the outstanding stock of Summit in exchange for shares of Company stock valued at $43.2 million. The Company's acquisition of Summit added $261.6 million in assets (including $207.4 million in loans), $232.3 million in deposits and two branch locations in Tulsa and Oklahoma City, Oklahoma.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2013 vs. 2012			Nine Months Ended September 30, 2013 vs. 2012
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$11,488	$(12,417)	$(929)	$30,533	$(39,504)	$(8,971)
Loans held for sale	(85)	—	(85)	(111)	9	(102)
Investment securities:
U.S. government and federal agency securities	(13)	3,150	3,137	1,687	(1,926)	(239)
Government-sponsored enterprise obligations	627	106	733	2,410	(403)	2,007
State and municipal obligations	2,134	(1,378)	756	8,707	(4,611)	4,096
Mortgage-backed securities	(4,882)	1,874	(3,008)	(15,000)	(1,431)	(16,431)
Asset-backed securities	336	(1,691)	(1,355)	2,431	(5,261)	(2,830)
Other securities	573	(851)	(278)	1,521	(589)	932
Total interest on investment securities	(1,225)	1,210	(15)	1,756	(14,221)	(12,465)
Short-term federal funds sold and securities purchased under
agreements to resell	15	(4)	11	11	(9)	2
Long-term securities purchased under agreements to resell	1,878	(1,696)	182	5,415	(2,451)	2,964
Interest earning deposits with banks	17	14	31	19	(3)	16
Total interest income	12,088	(12,893)	(805)	37,623	(56,179)	(18,556)
Interest expense:
Deposits:
Savings	18	(20)	(2)	55	(90)	(35)
Interest checking and money market	266	(1,385)	(1,119)	1,026	(4,528)	(3,502)
Time open & C.D.'s of less than $100,000	(138)	(427)	(565)	(413)	(857)	(1,270)
Time open & C.D.'s of $100,000 and over	304	(512)	(208)	247	(828)	(581)
Total interest on deposits	450	(2,344)	(1,894)	915	(6,303)	(5,388)
Federal funds purchased and securities sold under
agreements to repurchase	7	(62)	(55)	133	(102)	31
Other borrowings	88	(84)	4	148	(285)	(137)
Total interest expense	545	(2,490)	(1,945)	1,196	(6,690)	(5,494)
Net interest income, fully taxable equivalent basis	$11,543	$(10,403)	$1,140	$36,427	$(49,489)	$(13,062)

Net interest income for the third quarter of 2013 was $154.7 million, an $895 thousand increase over the third quarter of 2012. On a tax equivalent (T/E) basis, net interest income totaled $161.1 million in the third quarter of 2013, down $4.9 million from the previous quarter and up $1.1 million over the third quarter of 2012. The decline in net interest income compared to the previous quarter resulted mainly from a $1.9 million decrease in inflation interest, coupled with the recognition last quarter of $2.6 million of interest income related to the sale of a private equity investment (as mentioned above). The increase over the same period last year was mainly the result of lower rates paid on deposits and higher loan balances, partly offset by lower loan yields. The Company's net interest rate margin was 3.11% in the third quarter of 2013, compared to 3.21% in the previous quarter and 3.30% in the third quarter of 2012.
Total interest income (T/E) decreased $805 thousand from the third quarter of 2012. Interest income on loans declined $929 thousand due to a 50 basis point decrease in average rates earned, while average loan balances increased 10.6%. The higher balances contributed $11.5 million to interest income and occurred mainly in business, consumer and personal real estate loans. The overall average rate earned on total loans declined to 4.26% during the current quarter compared to 4.76% in the third quarter of 2012, which resulted in a $12.4 million decrease in interest income. Most of the rate impact occurred in business, consumer, business real estate and personal real estate loans. The average rate earned on business real estate loans decreased 27 basis points, while average balances grew $74.0 million. The average yield on personal real estate loans declined 48 basis points, while the average balance increased $206.3 million, or 13.5%. Average business loans increased $396.6 million, or 13.1%, which was offset by a decline of 43 basis points in rates earned. Average consumer loans increased $267.2 million, or 22.2%, while the average yield fell 101 basis points. Most of the increase in consumer loan balances resulted from higher auto and fixed-rate home equity loans, which were partly offset by a decrease of $81.0 million in marine and RV loans as that portfolio continues to pay down. Average consumer credit card loans increased $22.9 million compared to the third quarter of 2012, while the average rate earned on these balances decreased to 11.33% from 11.83%.
Interest income on investment securities (T/E) was $51.1 million during the third quarter of 2013, which was unchanged in total from the third quarter of last year. A $130.3 million decline in total average balances reduced interest income by $1.2 million, while a slight rise in the overall average rate earned contributed $1.2 million. The overall average rate earned was 2.31% in the current quarter compared to 2.29% during the third quarter of 2012. This rate increase included a $3.1 million increase in inflation interest on the Company's inflation-protected securities (TIPS) as a result of higher Consumer Price Indices published this quarter, on which this interest is based. Also, higher average rates were earned on mortgage-backed securities, which rose 24 basis points. This increase was largely due to a $2.0 million reduction in premium amortization expense in the current quarter, which reflected slowing prepayment speeds resulting from an increase in interest rates. The decline in total average balances (excluding fair value adjustments) occurred mainly in mortgage-backed securities, which declined $739.2 million, and was partly offset by growth of $217.5 million in state and municipal obligations and $150.8 million in government-sponsored enterprise obligations.
The average tax equivalent yield on total interest earning assets was 3.25% in the third quarter of 2013 compared to 3.49% in the third quarter of 2012.
Total interest expense decreased $1.9 million, or 20.7%, compared to the third quarter of 2012, mainly due to lower interest expense on interest bearing deposits. The decrease in interest expense on deposits resulted primarily from declines of 6 basis points in average rates paid on money market accounts and 22 basis points in rates paid on certificates of deposit. Total average interest bearing deposits increased $958.7 million, or 8.6%, over the third quarter of 2012, as money market account balances increased $508.6 million, or 6.3%, and certificate of deposit balances increased $347.1 million, or 16.5% (mainly in short-term jumbo certificates of deposit). The overall average rate incurred on all interest bearing liabilities decreased to .22% in the third quarter of 2013 compared to .30% in the third quarter of 2012.
Net interest income (T/E) for the first nine months of 2013 was $483.7 million compared to $496.8 million for the same period in 2012. For the first nine months of 2013, the net yield on total interest earning assets on a tax equivalent basis was 3.13% compared to 3.43% in the first nine months of 2012.
Total interest income (T/E) for the first nine months of 2013 decreased $18.6 million from the same period last year, due to lower loan and investment securities yields, partly offset by higher loan balances. Loan interest income (T/E) fell $9.0 million overall due to a 52 basis point decrease in the average rate earned, partly offset by an $850.7 million, or 9.2%, increase in total average loan balances. Investment securities interest income (T/E) fell $12.5 million overall due to a 21 basis point decline in the average yield, occurring primarily in asset-backed securities, which fell 22 basis points, and state and municipal obligations, which fell 37 basis points. This effect was partly offset by an increase in total average balances of $139.5 million, or 1.5%. In addition, income on long-term resell agreements rose $3.0 million over the prior period, largely due to higher average balances and higher collateral swap income included in this category.
Total interest expense for the first nine months of 2013 declined $5.5 million compared to last year, largely due to lower rates paid on interest bearing deposits. Interest expense on money market accounts decreased $3.5 million (mainly due to a decline of 7 basis points in rates paid), while interest expense on certificates of deposits declined $1.9 million (due to a decline of 12 basis points). The overall cost of total interest bearing liabilities decreased to .23% compared to .31% in the same period in the prior year.
Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2013	2012	% change	2013	2012	% change
Bank card transaction fees	$43,891	$39,488	11.2%	$123,141	$112,655	9.3%
Trust fees	25,318	23,681	6.9	76,221	70,328	8.4
Deposit account charges and other fees	20,197	19,873	1.6	58,511	59,184	(1.1)
Capital market fees	3,242	5,110	(36.6)	10,938	16,991	(35.6)
Consumer brokerage services	2,871	2,441	17.6	8,410	7,543	11.5
Loan fees and sales	1,553	1,358	14.4	4,340	4,625	(6.2)
Other	9,239	8,971	3.0	27,303	24,995	9.2
Total non-interest income	$106,311	$100,922	5.3%	$308,864	$296,321	4.2%
Non-interest income as a % of total revenue*	40.7%	39.6%		39.9%	38.2%
* Total revenue includes net interest income and non-interest income.

For the third quarter of 2013, total non-interest income amounted to $106.3 million compared with $100.9 million in the same quarter last year, which was an increase of $5.4 million, or 5.3%. Bank card fees for the quarter increased $4.4 million, or 11.2%, over the third quarter of last year, as a result of an 18.2% increase in corporate card fees, which totaled $21.8 million this quarter. Debit card fees also grew by 7.0% and totaled $9.3 million this quarter, while credit card fees grew 4.7% and totaled $6.1 million. Trust fees for the quarter increased $1.6 million, or 6.9%, over the same quarter last year, resulting mainly from growth in personal (up 8.9%) and institutional (up 4.8%) trust fees. Deposit account fees increased $324 thousand, or 1.6%, compared to last year as corporate cash management and other deposit fees had combined growth of $985 thousand, or 8.9%, while overdraft fees declined by $661 thousand. Capital market fees decreased $1.9 million, and totaled $3.2 million in the current quarter, as customer demand for fixed income securities was down from the previous year. Consumer brokerage services revenue increased $430 thousand, or 17.6%, while fees related to interest rate swap sales and foreign exchange activities grew by a combined $1.1 million.

Non-interest income for the first nine months of 2013 was $308.9 million compared to $296.3 million in the first nine months of 2012, resulting in an increase of $12.5 million, or 4.2%. Bank card fees increased $10.5 million, or 9.3%, as a result of growth in corporate card fees of $7.9 million, or 15.3%. In addition, higher transaction volumes resulted in growth of 5.3% in merchant fees, while credit card fees also increased by 5.3%. Trust fee income increased $5.9 million, or 8.4%, as a result of growth in both personal and institutional trust fees. Deposit account fees decreased $673 thousand, or 1.1%, mainly due to a decline in overdraft and return item fees of $2.8 million. This decline was mainly the result of a new posting routine on debit card transactions which took effect in February 2013. Partly offsetting this effect was an increase in various other deposit fees and cash management fees of $2.2 million. Capital market fees decreased $6.1 million, or 35.6%, and were impacted by rising rates and loan demand at correspondent banks. Consumer brokerage services revenue increased by $867 thousand, or 11.5%, mainly due to growth in advisory fees, while loan fees and sales decreased $285 thousand, or 6.2%, due to a decline in loan commitment fees. Other non-interest income increased by $2.3 million, or 9.2%, as a result of a $3.0 million fair value loss recorded last year on an office building which was held for sale. In addition, higher swap and foreign exchange fees were recorded in the current quarter, which were partly offset set by a decline in tax credit sales income.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Available for sale:
Common stock	$—	$—	$1,375	$—
Municipal bonds	10	—	10	—
Agency mortgage-backed bonds	—	—	—	342
OTTI losses on non-agency mortgage-backed bonds	(330)	(557)	(1,260)	(1,227)
Non-marketable:
Private equity investments	970	3,737	(3,208)	9,441
Total investment securities gains (losses), net	$650	$3,180	$(3,083)	$8,556

Net gains and losses on investment securities which were recognized in earnings during the three months and nine months ended September 30, 2013 and 2012 are shown in the table above. Net securities gains amounted to $650 thousand in the third quarter of 2013, while net securities losses of $3.1 million were recorded in the first nine months of 2013. Included in these net losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $77.4 million at September 30, 2013. During the current quarter, additional credit-related impairment losses of $330 thousand were recorded, bringing the total credit-related impairment losses for the first nine months of 2013 to $1.3 million. The cumulative credit-related impairment loss initially recorded on these securities amounted to $12.8 million. Also shown above are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income, and resulted in income of $805 thousand during the first nine months of 2013 and expense of $1.7 million during the same period last year.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2013	2012	% change	2013	2012	% change
Salaries and employee benefits	$91,405	$89,292	2.4%	$271,855	$266,346	2.1%
Net occupancy	11,332	11,588	(2.2)	33,801	33,953	(.4)
Equipment	4,465	4,976	(10.3)	13,828	15,164	(8.8)
Supplies and communication	5,449	5,400.9		16,835	16,680.9
Data processing and software	19,987	19,279	3.7	58,522	55,030	6.3
Marketing	3,848	4,100	(6.1)	11,255	12,391	(9.2)
Deposit insurance	2,796	2,608	7.2	8,353	7,746	7.8
Other	17,030	16,148	5.5	53,866	52,882	1.9
Total non-interest expense	$156,312	$153,391	1.9%	$468,315	$460,192	1.8%

Non-interest expense for the third quarter of 2013 amounted to $156.3 million, an increase of $2.9 million, or 1.9%, compared with $153.4 million in the third quarter of last year. Salaries and benefits expense increased $2.1 million, or 2.4%, mainly due to an increase in full-time salary costs of $2.5 million, or 4.2%, partly offset by lower incentive and medical costs. Growth in salaries expense resulted from added staffing mainly in the areas of commercial banking, wealth and commercial card. Full-time equivalent employees totaled 4,728 at September 30, 2013 compared to 4,707 at September 30, 2012. Compared to the third quarter of last year, occupancy, equipment and marketing expense declined $1.0 million on a combined basis, mainly due to lower real estate taxes, depreciation and marketing expenditures. Data processing and software costs grew by $708 thousand, or 3.7%, and included expense of $555 thousand related to the termination of data processing for Summit Bank. Other non-interest expense increased $882 thousand compared to the third quarter of last year, mainly due to a $1.3 million increase in legal and professional fees in the current quarter, which included $257 thousand in fees related to Summit. Other operating expenses related to the Summit Bank acquisition were not significant. Other non-interest expense also included a provision of $915 thousand on a letter of credit exposure and a litigation provision of $1.0 million. Partly offsetting these expenses were gains of $1.7 million on sales of foreclosed real estate in the current quarter and a $2.0 million reimbursement on previously incurred servicing costs as part of a renegotiated bank card contract.

For the first nine months of 2013, non-interest expense amounted to $468.3 million, an increase of $8.1 million, or 1.8%, compared with $460.2 million in the same period last year. Salaries and benefits expense increased by $5.5 million, or 2.1%, mainly due to higher salaries expense, partly offset by lower medical and incentives expense. Occupancy expense decreased $152 thousand, or .4%, while supplies and communication expense increased $155 thousand, or .9%. Equipment expense decreased $1.3 million, or 8.8%, due to lower depreciation expense. Data processing and software expense increased $3.5 million, or 6.3%, mainly due to higher bank card processing expense and the Summit data processing termination fee, mentioned above. Marketing expense declined $1.1 million, or 9.2%, while deposit insurance increased by $607 thousand, or 7.8%. Other non-interest expense increased $984 thousand, or 1.9%, over the prior period, resulting mainly from provisions of $2.8 million on letter of credit exposures, donation expense of $1.5 million related to appreciated stock, and higher legal and professional fees. These expense increases were partly offset by gains of $2.8 million on sales of foreclosed property in the current period, in addition to a prior year charge of $5.2 million related to certain Visa-related interchange litigation that did not reoccur in 2013.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	2013	2012
Provision for loan losses	$4,146	$7,379	$5,581	$14,810	$18,961
Net loan charge-offs (recoveries):
Business	(654)	(87)	202	(791)	(3,288)
Real estate-construction and land	(1,635)	(744)	(102)	(2,911)	234
Real estate-business	58	1,253	(25)	1,207	3,309
Consumer credit card	6,028	6,935	6,277	19,011	18,380
Consumer	2,068	1,452	1,791	5,229	6,396
Revolving home equity	95	156	314	390	1,617
Real estate-personal	324	172	267	869	1,015
Overdrafts	362	242	358	806	798
Total net loan charge-offs	$6,646	$9,379	$9,082	$23,810	$28,461

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	2013	2012
Annualized net loan charge-offs (recoveries)*:
Business	(.08)%	(.01)%	.03%	(.03)%	(.15)%
Real estate-construction and land	(1.63)	(.80)	(.12)	(1.04)	.09
Real estate-business	.01	.23	—	.07	.20
Consumer credit card	3.18	3.75	3.42	3.39	3.39
Consumer	.56	.41	.59	.49	.74
Revolving home equity	.09	.15	.28	.12	.48
Real estate-personal	.07	.04	.07	.07	.09
Overdrafts	25.71	15.24	26.61	18.62	17.20
Total annualized net loan charge-offs	.25%	.37%	.38%	.31%	.41%
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

Net loan charge-offs in the third quarter of 2013 amounted to $6.6 million, compared with $9.4 million in the prior quarter and $9.1 million in the third quarter of last year. Compared to the previous quarter, net charge-offs decreased in business real estate and consumer credit card loans by $1.2 million and $907 thousand, respectively. Additionally, net recoveries increased in construction and business loans by $891 thousand and $567 thousand, respectively. These improvements in net charge-offs were partially offset by higher net charge-offs recorded in consumer loans, which increased $616 thousand compared to the prior quarter. For the three months ended September 30, 2013, the ratio of annualized total net loan charge-offs to total average loans was .25%, compared to .37% in the previous quarter and .38% in the same quarter last year.

For the third quarter of 2013, annualized net charge-offs on average consumer credit card loans amounted to 3.18%, compared with 3.75% in the previous quarter and 3.42% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .56% of average consumer loans, compared to .41% in the previous quarter and .59% in the same quarter last year. Annualized net charge-offs on business real estate loans decreased to .01%, compared to .23% in the previous quarter, and nearly 0% in the same period last year.

The provision for loan losses for the current quarter totaled $4.1 million, a decrease of $3.2 million from the previous quarter and $1.4 million from the same period last year. The current quarter provision for loan losses was $2.5 million less than net loan charge-offs for the current quarter, thereby reducing the allowance for loan losses to $163.5 million. At September 30, 2013, the allowance was 1.51% of total loans and was 432% of total non-accrual loans.

Net charge-offs during the first nine months of 2013 were $23.8 million compared to $28.5 million in the same period of 2012. The $4.7 million decrease was due to net recoveries of $2.9 million in construction loans, as well as lower net charge-offs in business real estate, revolving home equity, and consumer loans of $2.1 million, $1.2 million, and $1.2 million, respectively. These decreases in net charge-offs were partially offset by a $631 thousand increase in net charge-offs in consumer credit card loans, as well as lower recoveries in business loans. Net recoveries in business loans were significantly lower in 2013 as a result of two large recoveries in the second quarter of 2012.

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

(Dollars in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans	$37,846	$51,410
Foreclosed real estate	6,961	13,453
Total non-performing assets	$44,807	$64,863
Non-performing assets as a percentage of total loans	.41%	.66%
Non-performing assets as a percentage of total assets	.20%	.29%
Total loans past due 90 days and still accruing interest	$11,515	$15,347

Non-accrual loans, which are also classified as impaired, totaled $37.8 million at September 30, 2013, and decreased $13.6 million from December 31, 2012. The decline from December 31, 2012 occurred mainly in business real estate and construction and land non-accrual loans, which decreased $5.4 million and $4.6 million, respectively. At September 30, 2013, non-accrual loans were comprised mainly of business real estate (31.4%), business (30.5%), and construction and land (23.9%) loans. Foreclosed real estate totaled $7.0 million at September 30, 2013, a decrease of $6.5 million when compared to December 31, 2012. Total loans past due 90 days or more and still accruing interest were $11.5 million as of September 30, 2013, a decrease of $3.8 million when compared to December 31, 2012. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $112.1 million at September 30, 2013 compared with $141.9 million at December 31, 2012, resulting in a decrease of $29.8 million, or 21.0%. The change in potential problem loans was largely due to decreases of $20.0 million in business loans, $4.6 million in personal real estate loans, and $4.4 million in construction and land loans.

(In thousands)	September 30, 2013	December 31, 2012
Potential problem loans:
Business	$24,838	$44,881
Real estate – construction and land	29,384	33,762
Real estate – business	54,101	55,362
Real estate – personal	3,297	7,891
Consumer	499	—
Total potential problem loans	$112,119	$141,896

At September 30, 2013, the Company had $89.1 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 3 to the consolidated financial statements. This balance includes certain commercial loans totaling $44.7 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.4% of total loans outstanding at September 30, 2013.

(Dollars in thousands)	September 30, 2013	% of Total	% of Total Loans	December 31, 2012	% of Total	% of Total Loans
Residential land and land development	$69,864	19.2%	.7%	$61,794	17.4%	.6%
Residential construction	81,552	22.5	.8	68,590	19.2	.7
Commercial land and land development	79,805	22.0	.7	83,491	23.5	.9
Commercial construction	131,973	36.3	1.2	142,121	39.9	1.4
Total real estate - construction and land loans	$363,194	100.0%	3.4%	$355,996	100.0%	3.6%

Real Estate – Business Loans

Total business real estate loans were $2.4 billion at September 30, 2013 and comprised 21.8% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2013, 46.0% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	September 30, 2013	% of Total	% of Total Loans	December 31, 2012	% of Total	% of Total Loans
Owner-occupied	$1,083,689	46.0%	10.0%	$1,035,407	46.7%	10.5%
Retail	286,315	12.1	2.6	245,021	11.1	2.5
Office	283,985	12.0	2.5	269,756	12.2	2.7
Multi-family	191,333	8.1	1.8	184,208	8.3	1.9
Hotels	156,996	6.7	1.5	155,392	7.0	1.6
Farm	136,705	5.8	1.3	123,613	5.6	1.3
Industrial	104,432	4.4	1.0	110,645	5.0	1.1
Other	114,439	4.9	1.1	90,933	4.1	.9
Total real estate - business loans	$2,357,894	100.0%	21.8%	$2,214,975	100.0%	22.5%

Real Estate – Personal Loans

The Company's $1.8 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 48, recent loss rates have remained low, and at September 30, 2013, past due loans declined slightly and non-accrual loans declined $1.5 million compared to December 31, 2012. Also, as shown in Note 3, only 5.0% of this portfolio has FICO scores of less than 660. Approximately $16.2 million of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan, and therefore, they are not perceived to represent above normal credit risk. At September 30, 2013, the Company had loans with no mortgage insurance and an original LTV higher than 80% totaling $145.8 million compared to $136.2 million at December 31, 2012.

Revolving Home Equity Loans

The Company has $421.6 million in revolving home equity loans at September 30, 2013 that are generally collateralized by residential real estate. Most of these loans (93.4%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2013, the outstanding principal of loans with an original LTV higher than 80% was $55.0 million, or 13% of the portfolio, compared to $61.0 million as of December 31, 2012. Total revolving home equity loan balances over 30 days past due were $2.2 million at September 30, 2013 compared to $4.1 million at December 31, 2012.  The weighted average FICO score for the total current portfolio balance is 749. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit, or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2013 through 2016, approximately 49% of the Company's current outstanding balances are expected to mature. Of these balances, 77% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $275.3 million and $210.1 million at September 30, 2013 and December 31, 2012, respectively. At the end of the third quarter of 2013, $72.0 million of this portfolio had an LTV higher than 80%, up from a balance of $54.0 million at the end of 2012.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 2% of the outstanding balance of fixed rate home equity loans at September 30, 2013. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $8.6 million in new fixed rate home equity loans were written with these LTV ratios during the first nine months of 2013.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs on these loans in the first nine months of 2013 of $869 thousand, $390 thousand, and $214 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans. These are characterized as new loans to customers with FICO scores below 650 for home equity loans, 660 for government-insured first mortgages, and 680 for all other conventional first mortgages. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles, marine and RVs. Outstanding balances for these loans were $991.8 million and $897.5 million at September 30, 2013 and December 31, 2012, respectively. The balances over 30 days past due amounted to $12.5 million at September 30, 2013 compared to $11.8 million at the end of 2012.  For the nine months ended September 30, 2013, $393.6 million of new automobile loans were originated, compared to $440.2 million during the full year of 2012.  The Company has curtailed new marine and RV loans since 2008, and at September 30, 2013, outstanding balances totaled $267.2 million. The loss ratios experienced for marine and RV loans have been higher than other consumer loan products in recent years, and the annualized ratios were 1.3% and 1.9% in the first nine months of 2013 and 2012, respectively.

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at September 30, 2013 of $787.2 million in consumer credit card loans outstanding, approximately $118.3 million, or 15.0%, carried a low introductory rate. Within the next six months, $23.6 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $429.1 million at September 30, 2013, with an additional $1.1 billion in unfunded commitments.

Income Taxes

Income tax expense was $32.8 million in the third quarter of 2013, compared to $30.2 million in the second quarter of 2013 and $32.2 million in the third quarter of 2012. The Company's effective tax rate, including the effect of non-controlling interest, was 32.4% in the third quarter of 2013, compared with 31.4% in the second quarter of 2013 and 32.8% in the third quarter of 2012. Income tax expense for the first nine months of 2013 was $91.9 million compared to $99.5 million for the same period during the previous year, resulting in effective tax rates of 32.0% and 33.0%, respectively. The decrease in the effective tax rate for the first nine months of 2013 compared to the same period in 2012 was primarily due to higher tax-exempt interest on state and local municipal obligations.

Financial Condition

Balance Sheet

Total assets of the Company were $22.5 billion at September 30, 2013 and $22.2 billion at December 31, 2012. Earning assets (excluding fair value adjustments on investment securities) amounted to $21.0 billion at September 30, 2013, compared to $20.7 billion at December 31, 2012, and consisted of 52% in loans and 41% in investment securities.

At September 30, 2013, total loans increased $983.4 million, or 10.0%, compared with balances at December 31, 2012. This increase included loan balances of $207.4 million acquired in the Summit merger on September 1, 2013. On an overall basis, the largest contributions to loan growth occurred in business, consumer, and personal real estate loans, which increased $499.7 million, $199.4 million, and $181.8 million, respectively, over year end balances. The increase in business loans resulted from growth in a number of lending activities, including tax-advantaged lending, commercial card loans, aircraft lending, dealer floor plan and leasing. Business real estate loans increased $142.9 million, due largely to loans acquired in the Summit transaction. Consumer demand for automobile and fixed rate home equity lending remained strong as outstanding balances grew by $154.9 million and $65.2 million, respectively. Marine and RV loans, also included in the consumer loan portfolio, continued to run off during the period by $60.6 million.

Available for sale investment securities (excluding fair value adjustments) decreased by $764.7 million at September 30, 2013 compared to December 31, 2012. The decline was mainly the result of maturities and paydowns during the period. Due to continued loan growth and a slight decline in deposits, fewer security maturities and paydowns were reinvested in new securities. The largest decrease was in agency mortgage-backed securities, which decreased by $492.6 million. Additionally, other asset-backed securities decreased $259.7 million, and government-sponsored enterprise obligations decreased by $26.1 million. These decreases were partially offset by growth in state and municipal obligations of $23.0 million. At September 30, 2013, the duration of the investment portfolio was 2.7 years, and maturities and pay downs of approximately $1.8 billion are expected to occur during the next 12 months.

Deposits at September 30, 2013 totaled $18.2 billion and decreased $130.9 million compared to December 31, 2012. The Summit acquisition reduced this decline in deposits by $232.2 million of acquired deposit balances. Excluding the balances acquired in the the Summit transaction, non-interest bearing deposits declined $186.6 million, money market deposits decreased $131.6 million, and interest checking balances decreased $167.3 million. These decreases were partly offset by an increase of $158.1 million in time open and certificates of deposit over $100,000.

The Company's short-term borrowings of federal funds purchased and customer repurchase agreements averaged $941.0 million during the first nine months of 2013. These borrowings totaled $1.4 billion at September 30, 2013 compared to $683.6 million at December 31, 2012. The growth was due to an increase in federal funds purchased of $687.2 million, as well as an increase in repurchase agreements of $39.6 million.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Liquid assets:
Available for sale investment securities	$8,577,282	$8,927,815	$9,522,248
Federal funds sold	87,167	22,990	27,595
Long-term securities purchased under agreements to resell	1,150,000	1,200,000	1,200,000
Balances at the Federal Reserve Bank	267,548	6,816	179,164
Total	$10,081,997	$10,157,621	$10,929,007

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $87.2 million as of September 30, 2013. Long-term resell agreements, maturing in 2014 through 2016, totaled nearly $1.2 billion at September 30, 2013. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $1.2 billion in fair value at September 30, 2013. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $267.5 million at September 30, 2013. The fair value of the available for sale investment portfolio was $8.6 billion at September 30, 2013 and included an unrealized net gain in fair value of $83.4 million. The total net unrealized gain included net gains of $63.5 million on mortgage and asset-backed securities and $13.1 million on U.S. government securities, and net losses of $16.0 million on government-sponsored enterprise obligations. An additional $33.3 million unrealized gain was included in the fair value of common stock held by the Parent.

Approximately $1.8 billion of the available for sale investment portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$522,434	$565,555	$604,121
FHLB borrowings and letters of credit	63,112	28,635	46,732
Securities sold under agreements to repurchase	1,965,303	2,019,283	2,105,867
Other deposits and swaps	1,848,002	1,951,631	1,550,114
Total pledged securities	4,398,851	4,565,104	4,306,834
Unpledged and available for pledging	2,632,440	2,798,764	3,428,781
Ineligible for pledging	1,545,991	1,563,947	1,786,633
Total available for sale securities, at fair value	$8,577,282	$8,927,815	$9,522,248

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2013, such deposits totaled $15.9 billion and represented 87.1% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.3 billion at September 30, 2013. These accounts are normally considered more volatile and higher costing and comprised 7.3% of total deposits at September 30, 2013.

(In thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Core deposit base:
Non-interest bearing	$6,185,098	$5,811,473	$6,299,903
Interest checking	820,914	854,141	976,144
Savings and money market	8,859,902	8,719,249	8,841,799
Total	$15,865,914	$15,384,863	$16,117,846

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Borrowings:
Federal funds purchased	$711,715	$636,360	$24,510
Securities sold under agreements to repurchase	1,048,678	984,334	1,059,040
FHLB advances	105,928	102,766	103,710
Total	$1,866,321	$1,723,460	$1,187,260

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of both non-insured customer funds totaling $698.7 million, which generally mature overnight, and structured repurchase agreements of $350.0 million. The structured repurchase agreements have variable rates and mature in 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $105.9 million at September 30, 2013. These advances have fixed interest rates and most mature in 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2013:

	September 30, 2013
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,317,948	$1,487,344	$3,805,292
Advances outstanding	(105,928)	—	(105,928)
Letters of credit issued	(304,710)	—	(304,710)
Available for future advances	$1,907,310	$1,487,344	$3,394,654

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $169.2 million during the first nine months of 2013, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $288.8 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $185.4 million. These activities included $1.5 billion in purchases of investment securities and a net increase in loans of $796.2 million, offset by $2.1 billion in sales, maturities and pay downs of investment securities, as well as $47.6 million in cash received in the acquisition of Summit Bancshares, Inc. Financing activities provided cash of $65.9 million, resulting from a net increase of $726.8 million in in short-term federal funds purchased and securities sold under agreements to repurchase. This cash inflow was partially offset by a net decrease in deposit accounts of $487.9 million, purchases of treasury stock of $69.2 million, and cash dividends paid of $61.5 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

(Dollars in thousands)	September 30, 2013	December 31, 2012	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$14,743,938	$14,015,648
Tier I risk-based capital	2,012,382	1,906,203
Total risk-based capital	2,194,782	2,092,141
Tier I risk-based capital ratio	13.65%	13.60%	6.00%
Total risk-based capital ratio	14.89%	14.93%	10.00%
Tier I leverage ratio	9.43%	9.14%	5.00%

The Company maintains a treasury stock buyback program, and at a July 2013 meeting, the Board of Directors approved the purchase of additional shares, bringing the total shares authorized for future purchase to 4,000,000 shares. During the quarter ended September 30, 2013, the Company purchased 547,017 shares of stock at an average cost of $43.70 per share. At September 30, 2013, 3,495,733 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a $.225 per share cash dividend in each of the first three quarters in 2013, which was a 2.7% increase compared to its regular dividend in the fourth quarter of 2012.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2013 totaled $8.4 billion (including approximately $3.9 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $347.3 million and $7.5 million, respectively, at September 30, 2013. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $4.6 million at September 30, 2013.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first nine months of 2013, purchases and sales of tax credits amounted to $52.6 million and $24.1 million, respectively. At September 30, 2013, outstanding purchase commitments totaled $186.5 million.

Other significant contingencies related to lawsuits are discussed in Note 16 to the consolidated financial statements.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2013 and 2012.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2013
Net interest income	$201,313	$212,438	$30,093	$443,844	$20,663	$464,507
Provision for loan losses	(25,537)	1,948	(173)	(23,762)	8,952	(14,810)
Non-interest income	84,825	137,111	87,201	309,137	(273)	308,864
Investment securities losses, net	—	—	—	—	(3,083)	(3,083)
Non-interest expense	(203,797)	(174,935)	(71,643)	(450,375)	(17,940)	(468,315)
Income before income taxes	$56,804	$176,562	$45,478	$278,844	$8,319	$287,163
Nine Months Ended September 30, 2012
Net interest income	$206,348	$216,924	$29,092	$452,364	$26,289	$478,653
Provision for loan losses	(26,960)	(601)	(751)	(28,312)	9,351	(18,961)
Non-interest income	84,477	133,190	80,470	298,137	(1,816)	296,321
Investment securities gains, net	—	—	—	—	8,556	8,556
Non-interest expense	(200,573)	(169,201)	(66,946)	(436,720)	(23,472)	(460,192)
Income before income taxes	$63,292	$180,312	$41,865	$285,469	$18,908	$304,377
Increase (decrease) in income before income taxes:
Amount	$(6,488)	$(3,750)	$3,613	$(6,625)	$(10,589)	$(17,214)
Percent	(10.3)%	(2.1)%	8.6%	(2.3)%	(56.0)%	(5.7)%

Consumer

For the nine months ended September 30, 2013, income before income taxes for the Consumer segment decreased $6.5 million, or 10.3%, compared to the first nine months of 2012. This decrease was mainly due to a decline of $5.0 million, or 2.4%, in net interest income coupled with an increase in non-interest expense of $3.2 million, or 1.6%. These income reductions were partly offset by a decrease of $1.4 million in the provision for loan losses and an increase of $348 thousand in non-interest income. Net interest income declined due to a $3.6 million decrease in loan interest income and a $5.5 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $4.0 million in deposit interest expense. Non-interest income increased mainly due to growth bank card fees and mortgage banking revenues, partly offset by a decline in deposit account fees (mainly overdraft charges). Non-interest expense increased over the same period in the previous year due to higher corporate management fees, bank card related expense and occupancy expense, partly offset by lower marketing expense. The provision for loan losses totaled $25.5 million, a $1.4 million decrease from the first nine months of 2012, which was due mainly to lower losses on marine and RV loans.

Commercial

For the nine months ended September 30, 2013, income before income taxes for the Commercial segment decreased $3.8 million, or 2.1%, compared to the same period in the previous year. This decrease was mainly due to lower net interest income and higher non-interest expense, partly offset by higher non-interest income. Net interest income decreased $4.5 million, due to an $8.4 million decline in loan interest income, partly offset by higher net allocated funding credits of $3.5 million. The provision for loan losses declined $2.5 million from the same period last year, as business real estate loan net charge-offs declined $2.1 million and construction and land loan charge-offs declined $3.1 million, while business loan net recoveries decreased $2.5 million. Non-interest income increased by $3.9 million, or 2.9%, over the previous year due to growth in bank card fees (mainly corporate card and merchant), deposit account fees (mainly corporate cash management fees) and swap fees, partly offset by lower capital market fees and tax credit sales fees. Non-interest expense increased $5.7 million, or 3.4%, over the previous year, mainly due to higher salaries and benefits expense, a provision recorded on a letter of credit exposure, and higher bank card related expense. These increases were partly offset by higher gains on sales of foreclosed property and lower corporate management fees.

Wealth

Wealth segment pre-tax profitability for the nine months ended September 30, 2013 increased $3.6 million, or 8.6%, over the same period in the previous year. Net interest income increased $1.0 million, or 3.4%, and was impacted by a $915 thousand decline in deposit interest expense. Non-interest income increased $6.7 million, or 8.4%, over the prior year due to higher personal and institutional trust fees and brokerage advisory fees. Non-interest expense increased $4.7 million, or 7.0%, mainly due to higher full-time salary costs, incentive compensation and processing costs. The provision for loan losses declined $578 thousand, mainly due to lower losses on revolving home equity and personal real estate loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $10.6 million. This decrease was mainly due to a $5.6 million decline in net interest income in this category, related to earnings of the investment portfolio and interest expense on borrowings not allocated to a segment, and lower unallocated securities gains of $11.6 million. These effects were partly offset by lower unallocated non-interest expense of $5.5 million.

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

Because the Company has maintained a strong balance sheet with solid capital levels and has not offered many of the complex financial products that were prevalent in the marketplace, there are a number of provisions within the Dodd-Frank Act, including higher capital standards and improved lending transparency, that management does not expect to negatively affect the Company’s future results. New risk-based FDIC rules for insurance assessments have lowered costs for the Company. However, other provisions in the Dodd-Frank Act, such as limitations on debit card interchange fees, have lowered revenues. Higher regulatory and compliance burdens are likely, as evidenced by new regulations over the derivatives market. In June 2013, new regulations became effective which required the Company to centrally clear specified derivative transactions on an exchange, and to register swap transactions with a central data repository for reporting and recordkeeping. The Company has implemented new processes to achieve this and continues to offer derivative products to customers, who have been be largely unaffected by the new regulations.

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

On July 31, 2013, a Federal District Court judge ruled that the Federal Reserve inflated debit interchange fees when implementing the Durbin amendment of the Dodd-Frank Act in 2011.  The judge ruled that the Federal Reserve erred in using criteria outside of the scope Congress intended to determine the fee cap, which the Federal Reserve set at 21 cents per transaction.  The judge also ruled that the network options for both signature and PIN transactions were not set appropriately in accordance with the Dodd-Frank Act.  The Federal Reserve appealed this decision on August 21, and the decision has been stayed during the appeal process. If not overturned on appeal, this ruling could significantly affect debit fees for the banking industry and for the Company. However, these developments are preliminary and the impact on the Company is not determinable at this time.

The many provisions of the Dodd-Frank Act are so extensive that implementation by regulators is still ongoing. Several of the key regulations included in the original law have been delayed since the law's passing, making an assessment of the Dodd Frank Act's full effect on the Company not possible at this time.

Impact of Recently Issued Accounting Standards

Other Comprehensive Income In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements (see Note 9 to the consolidated financial statements).

Balance Sheet In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities". The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" was issued in January 2013, and amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs were effective for annual and interim periods beginning January 1, 2013, and their required disclosures are included in the accompanying Note 12 to the consolidated financial statements.

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

Derivatives The FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes", in July 2013. These amendments allow the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of UST (the rate on direct Treasury obligations of the U.S. government) and LIBOR (the London Interbank Offered Rate on swaps). The amendments were effective on a prospective basis for new or redesignated hedging relationships on July 17, 2013. The adoption did not have a significant effect on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2013 and 2012

	Third Quarter 2013			Third Quarter 2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,415,069	$25,456	2.96%	$3,018,475	$25,720	3.39%
Real estate — construction and land	398,684	4,086	4.07	339,908	3,674	4.30
Real estate — business	2,256,556	23,416	4.12	2,182,584	24,079	4.39
Real estate — personal	1,729,473	16,708	3.83	1,523,148	16,490	4.31
Consumer	1,472,521	16,821	4.53	1,205,318	16,782	5.54
Revolving home equity	422,173	4,190	3.94	444,076	4,658	4.17
Consumer credit card	752,977	21,509	11.33	730,104	21,712	11.83
Overdrafts	5,587	—	—	5,353	—	—
Total loans	10,453,040	112,186	4.26	9,448,966	113,115	4.76
Loans held for sale	—	—	—	8,753	85	3.86
Investment securities:
U.S. government and federal agency	401,708	3,079	3.04	329,172	(58)	(.07)
Government-sponsored enterprise obligations	427,258	1,878	1.74	276,505	1,145	1.65
State and municipal obligations(A)	1,605,096	14,336	3.54	1,387,624	13,580	3.89
Mortgage-backed securities	3,027,358	21,786	2.86	3,766,602	24,794	2.62
Asset-backed securities	3,000,250	6,585.87		2,878,941	7,940	1.10
Other marketable securities(A)	180,016	1,323	2.92	121,596	1,375	4.50
Trading securities(A)	15,941	97	2.41	24,337	143	2.34
Non-marketable securities(A)	114,096	2,041	7.10	117,210	2,221	7.54
Total investment securities	8,771,723	51,125	2.31	8,901,987	51,140	2.29
Short-term federal funds sold and securities
purchased under agreements to resell	31,822	35.44		19,400	24.49
Long-term securities purchased
under agreements to resell	1,170,381	5,095	1.73	847,829	4,913	2.31
Interest earning deposits with banks	115,448	71.24		81,139	40.20
Total interest earning assets	20,542,414	168,512	3.25	19,308,074	169,317	3.49
Allowance for loan losses	(165,416)			(177,394)
Unrealized gain on investment securities	60,238			275,109
Cash and due from banks	383,733			365,811
Land, buildings and equipment, net	356,557			353,371
Other assets	374,160			392,398
Total assets	$21,551,686			$20,517,369
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$630,555	221.14		$581,819	223.15
Interest checking and money market	8,964,018	3,281.15		8,401,165	4,400.21
Time open & C.D.'s of less than $100,000	1,021,242	1,380.54		1,101,399	1,945.70
Time open & C.D.'s of $100,000 and over	1,431,991	1,535.43		1,004,708	1,743.69
Total interest bearing deposits	12,047,806	6,417.21		11,089,091	8,311.30
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,247,906	166.05		1,217,036	221.07
Other borrowings	103,793	855	3.27	108,819	851	3.11
Total borrowings	1,351,699	1,021.30		1,325,855	1,072.32
Total interest bearing liabilities	13,399,505	7,438.22%		12,414,946	9,383.30%
Non-interest bearing deposits	5,873,013			5,536,274
Other liabilities	145,430			296,178
Equity	2,133,738			2,269,971
Total liabilities and equity	$21,551,686			$20,517,369
Net interest margin (T/E)		$161,074			$159,934
Net yield on interest earning assets			3.11%			3.30%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2013 and 2012

	Nine Months 2013			Nine Months 2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,276,027	$75,026	3.06%	$2,936,173	$76,842	3.50%
Real estate — construction and land	374,711	11,111	3.96	360,057	11,572	4.29
Real estate — business	2,234,724	69,239	4.14	2,190,982	74,767	4.56
Real estate — personal	1,665,340	49,294	3.96	1,480,356	49,261	4.44
Consumer	1,415,994	50,205	4.74	1,149,549	49,300	5.73
Revolving home equity	425,520	12,709	3.99	449,405	14,050	4.18
Consumer credit card	749,971	63,399	11.30	724,634	64,162	11.83
Overdrafts	5,788	—	—	6,198	—	—
Total loans	10,148,075	330,983	4.36	9,297,354	339,954	4.88
Loans held for sale	6,000	176	3.92	9,980	278	3.72
Investment securities:
U.S. government and federal agency	399,996	7,635	2.55	329,308	7,874	3.19
Government-sponsored enterprise obligations	444,829	5,930	1.78	275,211	3,923	1.90
State and municipal obligations(A)	1,614,126	44,015	3.65	1,324,868	39,919	4.02
Mortgage-backed securities	3,269,652	66,873	2.73	3,988,474	83,304	2.79
Asset-backed securities	3,134,760	21,228.91		2,847,103	24,058	1.13
Other marketable securities(A)	187,183	4,249	3.03	139,980	4,699	4.48
Trading securities(A)	21,965	361	2.20	26,563	532	2.68
Non-marketable securities(A)	117,444	8,882	10.11	118,905	7,329	8.23
Total investment securities	9,189,955	159,173	2.32	9,050,412	171,638	2.53
Short-term federal funds sold and securities
purchased under agreements to resell	21,395	72.45		18,415	70.51
Long-term securities purchased
under agreements to resell	1,182,876	16,734	1.89	849,271	13,770	2.17
Interest earning deposits with banks	120,717	223.25		110,603	207.25
Total interest earning assets	20,669,018	507,361	3.28	19,336,035	525,917	3.63
Allowance for loan losses	(168,162)			(180,609)
Unrealized gain on investment securities	180,977			249,326
Cash and due from banks	375,385			363,500
Land, buildings and equipment, net	358,908			356,841
Other assets	382,013			386,041
Total assets	$21,798,139			$20,511,134
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$624,747	572.12		$572,040	607.14
Interest checking and money market	9,012,383	10,229.15		8,360,883	13,731.22
Time open & C.D.'s of less than $100,000	1,047,330	4,785.61		1,128,566	6,055.72
Time open & C.D.'s of $100,000 and over	1,411,457	4,901.46		1,232,208	5,482.59
Total interest bearing deposits	12,095,917	20,487.23		11,293,697	25,875.31
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,331,288	654.07		1,204,703	623.07
Other borrowings	103,382	2,496	3.23	110,645	2,633	3.18
Total borrowings	1,434,670	3,150.29		1,315,348	3,256.33
Total interest bearing liabilities	13,530,587	23,637.23%		12,609,045	29,131.31%
Non-interest bearing deposits	5,856,693			5,358,407
Other liabilities	246,176			313,035
Equity	2,164,683			2,230,647
Total liabilities and equity	$21,798,139			$20,511,134
Net interest margin (T/E)		$483,724			$496,786
Net yield on interest earning assets			3.13%			3.43%
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

	September 30, 2013		June 30, 2013		December 31, 2012
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	($6.7)	(1.12)%	($11.8)	(1.98)%	($2.1)	(.36)%
200 basis points rising	(.8)	(.13)	(4.5)	(.75)	3.1	.51
100 basis points rising	1.8	.30	(.1)	(.02)	4.9	.82

Under the above scenarios at September 30, 2013, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $1.8 million, or .30%, while a rise of 200 basis points is expected to decrease net interest income by $780 thousand, or .13%.  Under a 300 basis points rising rate scenario, net interest income would decrease by $6.7 million, or 1.12%.  Due to the already low interest rate environment, the Company did not model falling rate scenarios.
As shown above, the rising rate scenarios over the past several quarters have generally had a negative effect on projected net interest income.  This is because the scenarios project deposit interest expense to grow, mainly in money market accounts, more quickly than longer-term earning assets re-price.  Also, these scenarios project deposit run-off which is replaced by higher costing short-term borrowings.  Rising rates also tend to slow prepayments of both residential mortgage loans and mortgage-backed securities, which also negatively affects net interest income.

The change in net interest income from the base calculation at September 30, 2013 for the three scenarios shown was higher than projections made at June 30, 2013, largely due to growth in loans, especially those with variable rates, which was funded by security maturities. In addition, non-maturity deposits increased since June and it is assumed these less-rate sensitive deposits will not immediately re-price upwards. Balances of certificates of deposit and higher costing short-term borrowings declined and reflected stable funding costs to be less reliant on fixed rate certificates of deposit.

The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 — 31, 2013	57,750	$46.30	57,750	3,985,000
August 1 — 31, 2013	436	$45.55	436	3,984,564
September 1 — 30, 2013	488,831	$43.39	488,831	3,495,733
Total	547,017	$43.70	547,017	3,495,733

In July 2013, the Board of Directors approved the purchase of up to 4,000,000 shares of the Company's common stock. At September 30, 2013, 3,495,733 shares remained available to be purchased under that authorization.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: November 7, 2013

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 7, 2013

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