Form 10-K
period 2013-12-31
COMMERCE BANCSHARES INC /MO/
filed 2014-02-24
CIK 22356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013 — Commission File No. 0-2989

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,528,000,000.
As of February 10, 2014, there were 95,843,523 shares of Registrant’s $5 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2014 annual meeting of shareholders, which will be filed within 120 days of December 31, 2013, are incorporated by reference into Part III of this Report.

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

Commerce Bancshares, Inc. and its subsidiaries (collectively, the "Company") is one of the nation’s top 50 bank holding companies, based on asset size. At December 31, 2013, the Company had consolidated assets of $23.1 billion, loans of $11.0 billion, deposits of $19.0 billion, and equity of $2.2 billion. All of the Company’s operations conducted by its subsidiaries are consolidated for purposes of preparing the Company’s consolidated financial statements.

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

The Company's banking facilities are located throughout Missouri, Kansas, and central Illinois, as well as Tulsa and Oklahoma City, Oklahoma and Denver, Colorado. Its two largest markets include St. Louis and Kansas City, which serve as the central hubs for the entire Company.

The markets the Bank serves, being located in the lower Midwest, provide natural sites for production and distribution facilities and also serve as transportation hubs. The economy has been well-diversified in these markets with many major industries represented, including telecommunications, automobile, aircraft and general manufacturing, health care, numerous service industries, food production, and agricultural production and related industries. The real estate lending operations of the Bank are centered in its lower Midwestern markets. Historically, these markets have tended to be less volatile than in other parts of the country. Management believes the diversity and nature of the Bank’s markets has a mitigating effect on real estate loan losses in these markets and were key factors in the Bank’s relatively lower loan loss levels stemming from the 2008 financial crisis.

From time to time, the Company evaluates the potential acquisition of various financial institutions. In addition, the Company regularly considers the potential disposition of certain assets and branches. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and either possess significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. On September 1, 2013, the Company acquired Summit Bancshares Inc. (Summit). The Company's acquisition of Summit added $261.6 million in assets (including $207.4 million in loans), $232.3 million in deposits and two branch locations in Tulsa and Oklahoma City, Oklahoma.

The Company employed 4,311 persons on a full-time basis and 578 persons on a part-time basis at December 31, 2013. The Company provides a variety of benefit programs including a 401(k) plan as well as group life, health, accident, and other insurance. The Company also maintains training and educational programs designed to address the significant and changing regulations facing the financial services industry and prepare employees for positions of increasing responsibility.

Competition
The Company faces intense competition from hundreds of financial service providers. It competes with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and consumer lending products. In addition, the Company competes with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies, finance companies, and certain governmental agencies. With the passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLB Act), competition has increased over time from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. The Company generally competes on the basis of customer service and responsiveness to customer needs, reputation, interest rates on loans and deposits, lending limits, and customer convenience, such as location of offices. The Company has approximately 13% of the deposit market share in Kansas City and approximately 9% of the deposit market share in St. Louis.

Operating Segments
The Company is managed in three operating segments. The Consumer segment includes the retail branch network, consumer installment lending, personal mortgage banking, consumer debit and credit bank card activities. It provides services through a network of 202 full-service branches, a widespread ATM network of 398 machines, and the use of alternative delivery channels such as extensive online banking and telephone banking services. In 2013, this retail segment contributed 20% of total segment pre-tax income. The Commercial segment provides a full array of corporate lending, merchant and commercial bank card products, leasing, and international services, as well as business and government deposit and cash management services. Fixed income investments are sold to individuals and institutional investors through the Capital Markets Group, which is also included in this segment. In 2013, the Commercial segment contributed 64% of total segment pre-tax income. The Wealth segment provides traditional trust and estate tax planning services, brokerage services, and advisory and discretionary investment portfolio management services to both personal and institutional corporate customers. At December 31, 2013, the Trust group managed investments with a market value of $20.4 billion and administered an additional $14.8 billion in non-managed assets. This segment also manages the Company’s family of proprietary mutual funds, which are available for sale to both trust and general retail customers. Additional information relating to operating segments can be found on pages 44 and 88.

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

The financial industry operates under laws and regulations that are under constant review by various agencies and legislatures and are subject to sweeping change. The Company currently operates as a bank holding company, as defined by the GLB Act, and the Bank qualifies as a financial subsidiary under the Act, which allows it to engage in investment banking, insurance agency, brokerage, and underwriting activities that were not available to banks prior to the GLB Act. The GLB Act also included privacy provisions that limit banks’ abilities to disclose non-public information about customers to non-affiliated entities.

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

The USA PATRIOT Act, established in 2001, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent, and report money laundering and terrorist financing. The regulations include significant penalties for non-compliance.

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

Deposit Insurance
Substantially all of the deposits of the Bank are insured up to the applicable limits by the Bank Insurance Fund of the FDIC, generally up to $250,000 per depositor, for each account ownership category. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC classifies institutions under a risk-based assessment system based on their perceived risk to the federal deposit insurance funds. The current assessment base is defined as average total assets minus average tangible equity, with other adjustments for heavy use of unsecured liabilities, secured liabilities, brokered deposits, and holdings of unsecured bank debt. For banks with more than $10 billion in assets, the FDIC uses a scorecard designed to measure financial performance and ability to withstand stress, in addition to measuring the FDIC’s exposure should the bank fail. The Company's FDIC insurance expense was $11.2 million in 2013, $10.4 million in 2012, and $13.1 million in 2011.

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

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage ratio for bank holding companies is 4%. At December 31, 2013, the Company was “well-capitalized” under regulatory capital adequacy standards, as further discussed on page 91.

In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations is also required on January 1, 2015. Management believes that as of December 31, 2013, the Company's capital levels would remain "well-capitalized" under the new rules.

Significant Legislation Affecting the Company
In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is sweeping legislation intended to overhaul regulation of the financial services industry. Its implementation requires continuous new rulemaking and reporting over the foreseeable future.  Among its many provisions, the Dodd-Frank Act established a new council of “systemic risk” regulators, empowers the Federal Reserve to supervise the largest, most complex financial companies, allows the government to seize and liquidate failing financial companies, and gives regulators new powers to oversee the derivatives market.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (CFPB) and authorized it to supervise certain consumer financial services companies and large depository institutions and their affiliates for consumer protection purposes. Subject to the provisions of the Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “Federal consumer financial law.” As a depository institution, the Company is subject to examinations by the CFPB, which focus on the Company’s ability to detect, prevent, and correct practices that present a significant risk of violating the law and causing consumer harm.

In 2011, the Federal Reserve, under the provisions of the Dodd-Frank Act, approved a final debit card interchange rule that significantly limited the amount of debit card interchange fees charged by banks. The rule capped an issuer’s base fee at 21 cents per transaction and allowed additional fees to help cover fraud losses. The pricing was a reduction of approximately 45% when compared to previous market rates. The rule also limited network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on two unaffiliated networks: one signature-based and one PIN-based. The rules applied to bank issuers with more than $10 billion in assets and took effect in phases, with the base fee cap effective in October 2011 and the network exclusivity rule effective in April 2012. On July 31, 2013, a Federal District Court judge ruled that the Federal Reserve inflated debit interchange fees when implementing the Dodd-Frank provision in 2011.  The judge ruled that the Federal Reserve erred in using criteria outside of the scope Congress intended to determine the fee cap.  The judge also ruled that the network options for both signature and PIN transactions were not set appropriately in accordance with the Dodd-Frank Act.  The Federal Reserve appealed this decision on August 21, and the decision has been stayed during the appeal process. If not overturned on appeal, this ruling could significantly affect debit fees for the banking industry and for the Company. However, these developments are preliminary and the impact on the Company is not determinable at this time.

In October 2012, the Federal Reserve, as required by the Dodd-Frank Act, approved new stress testing regulations applicable to certain financial companies with total consolidated assets of more than $10 billion but less than $50 billion. The rule requires that these financial companies, including the Company, conduct stress tests on an annual basis. The stress tests will have an as-of date of September 30, 2013 using scenarios provided by the Federal Reserve in November 2013 (projected nine months out). The Company is required to submit regulatory reports on its stress test results to the Federal Reserve by March 31, 2014. By June 30, 2015, the Company will be required to make public disclosures of the results of the 2015 stress tests performed under the severely adverse scenario.

In December 2013, the Volcker Rule of the Dodd-Frank Act was approved by all five of the necessary financial regulatory agencies, and becomes effective on April 1, 2014. The rule places trading restrictions on financial institutions, and separates investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, which must be divested by July 21, 2015. The Company does not believe it will be significantly affected by the Volcker Rule provisions.

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

Statistical Disclosure
The information required by Securities Act Guide 3 — “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page
I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	20, 50-53
II.	Investment Portfolio	35-36, 73-78
III.	Loan Portfolio
	Types of Loans	25
	Maturities and Sensitivities of Loans to Changes in Interest Rates	25
	Risk Elements	30-34
IV.	Summary of Loan Loss Experience	28-30
V.	Deposits	50, 79-80
VI.	Return on Equity and Assets	16
VII.	Short-Term Borrowings	80

Item 1a.	RISK FACTORS
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

Difficult market conditions may affect the Company’s industry.
The concentration of the Company’s banking business in the United States particularly exposes it to downturns in the U.S. economy. While economic conditions have improved significantly over the past several years, there remain risks that could undermine these recent improvements.
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

•	If the level of bank failures rise, the Company may be required to pay high levels of FDIC premiums for extended periods of time.

•
The U.S. economy is also affected by foreign economic events. Although the Company does not hold foreign debt, global conditions affecting interest rates, business export activity, capital expenditures by businesses, and investor confidence may negatively affect the Company by means of reduced loan demand or reduced transaction volume with the Company.

Significant changes in banking laws and regulations could materially affect the Company’s business.
As a result of the 2008 banking crisis, a significant increase in bank regulation has occurred. A number of new laws and regulations have been implemented, including those which reduce overdraft fees, credit card revenues, and revenues from student lending activities. These regulations have resulted in lower revenues and higher operating costs. As discussed in Item 1, the Dodd-Frank Act passed in July 2010 contains significant complex regulations for all financial institutions. Among its many provisions are rules which established a new council of “systemic risk” regulators, created a new consumer protection division within the Federal Reserve, empower the Federal Reserve to supervise the largest, most complex financial companies, allow the government to seize and liquidate failing financial companies, and give regulators new powers to oversee the derivatives market.

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
The Company’s success is heavily influenced by the general economic conditions of the specific markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides financial services primarily throughout the states of Missouri, Kansas, and central Illinois, and has recently expanded into Oklahoma, Colorado and other surrounding states. As the Company does not have a significant banking presence in other parts of the country, a prolonged economic downturn in these markets could have a material adverse effect on the Company’s financial condition and results of operations.

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
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institution counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Transactions with these institutions include overnight and term borrowings, interest rate swap agreements, securities purchased and sold, short-term investments, and other such transactions. As a result of this exposure, defaults by, or rumors or questions about, one or more financial services institutions or the financial services industry in general, could lead to market-wide liquidity problems and defaults by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client, while other transactions expose the Company to liquidity risks should funding sources quickly disappear. In addition, the Company’s credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the exposure due to the Company. Any such losses could materially and adversely affect results of operations.

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
The Company generally invests in securities issued by municipal entities, government-backed agencies or privately issued securities that are highly rated and evaluated at the time of purchase, however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. Over the past several years, budget deficits and other financial problems in a number of states and political subdivisions have occurred. While the Company maintains rigorous risk management practices over bonds issued by municipalities, further credit deterioration in these bonds could occur and result in losses. Certain mortgage and asset-backed securities represent beneficial interests which are collateralized by residential mortgages, credit cards, automobiles, mobile homes or other assets. While these investment securities are highly rated at the time of initial investment, the value of these securities may decline significantly due to actual or expected deterioration in the underlying collateral. Under accounting rules, when the impairment is due to declining expected cash flows, some portion of the impairment, depending on the Company’s intent to sell and the likelihood of being required to sell before recovery, must be recognized in current earnings. This could result in significant non-cash losses.

Future loan losses could increase.
The Company maintains an allowance for loan losses that represents management’s best estimate of probable losses that have been incurred at the balance sheet date within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Although the loan losses have declined significantly in 2013 and 2012, a deterioration of financial market conditions could result in larger loan losses, which may negatively affect the Company's results of operations and could further increase levels of its allowance. In addition, the Company’s allowance level is subject to review by regulatory agencies, and that review could result in adjustments to the allowance. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan loss.

The Company is subject to both interest rate and liquidity risk.
With oversight from its Asset-Liability Management Committee, the Company devotes substantial resources to monitoring its liquidity and interest rate risk on a monthly basis. The Company's net interest income is the largest source of overall revenue to the Company, representing 60% of total revenue. The interest rate environment in which the Company operates fluctuates in response to general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence loan originations, deposit generation, demand for investments and revenues and costs for earning assets and liabilities.
Additionally the Company manages its balance sheet in order to maximize its net interest income from its net earning assets while insuring that there is ample liquidity to meet fluctuating cash flows coming from either funding sources or its earning assets.
Since the financial crisis of 2008, there has been significant growth in deposits from both consumers and businesses, and much of this growth has been invested in the investment securities portfolio, as loan demand has been relatively weak during much of this time. For the past several years, the Federal Reserve has maintained interest rates at unprecedented low levels, and as the securities portfolio has grown, interest margins have been pressured. The securities portfolio, which has averaged 45% of total earning assets over the past three years, generally carries lower rates than loans, Furthermore the Company attempts to diversify its securities portfolio while keeping duration short, in order to ensure it is always able to meet liquidity needs for future changes in loans or deposit balances. Loan demand has recently strengthened, growing 2% on average in 2012 and 10% in 2013. During 2013, growth in loans was mainly funded by maturities of investment securities, and growth in deposits were mostly reinvested in the securities portfolio. At December 31, 2013, the Company's loan to deposit rate was 57%, a sign of strong liquidity.
While further loan growth is expected to accompany a strengthening economy, it is expected that interest margins will continue to be pressured if rates remain low. Should the demand for loans increase in the future while deposit balances decline significantly, the Company's liquidity risk could change, as it is dependent on the Company's ability to manage maturities within its investment portfolio to fund these changing cash flows.
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
The Company relies heavily on communications and information systems to conduct its business, and as part of its business, the Company maintains significant amounts of data about its customers and the products they use. Additionally, customers rely on online bank products. While the Company has policies and procedures and safeguards designed to prevent or limit the effect of failure, interruption or security breach of its information systems, there can be no assurances that any such failures, interruptions or security breaches will not occur; or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks could overwhelm Company Web sites and prevent the Company from adequately serving customers. Should any of the Company's systems become compromised, the reputation of the Company could be damaged, relationships with existing customers may be impaired, the compromise could result in lost business, and as a result, the Company could incur significant expenses trying to remedy the incident. Similarly, because the Company is an issuer of both debit and credit cards, it is periodically exposed to losses related to security breaches which occur at retailers that are unaffiliated with Company (e.g., customer card data being compromised at retail stores).  These include, but are not limited to, costs and expenses for card reissuance as well as losses resulting from fraudulent card transactions.

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
The main offices of the Bank are located in the larger metropolitan areas of its markets in various multi-story office buildings. The Bank owns its main offices and leases unoccupied premises to the public. The larger offices include:

Building	Net rentable square footage	% occupied in total	% occupied by bank
922 Walnut Kansas City, MO	256,000	95%	93%
1000 Walnut Kansas City, MO	403,000	84	39
811 Main Kansas City, MO	237,000	100	100
8000 Forsyth Clayton, MO	178,000	97	97
1551 N. Waterfront Pkwy Wichita, KS	120,000	97	32

Various installment loan, credit card, trust and safe deposit functions operate out of leased offices in downtown Kansas City, Missouri. The Company has an additional 197 branch locations in Missouri, Illinois, Kansas, Oklahoma and Colorado which are owned or leased, and 156 off-site ATM locations.

Item 3.	LEGAL PROCEEDINGS
The information required by this item is set forth in Item 8 under Note 20, Commitments, Contingencies and Guarantees on page 106.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Executive Officers of the Registrant
The following are the executive officers of the Company as of February 24, 2014, each of whom is designated annually. There are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was designated an executive officer.

Name and Age	Positions with Registrant
Jeffery D. Aberdeen, 59	Controller of the Company since December 1995. He is also Controller of the Company's subsidiary bank, Commerce Bank.

Kevin G. Barth, 53
Executive Vice President of the Company since April 2005 and Executive Vice President of Commerce Bank since October 1998. Senior Vice President of the Company and Officer of Commerce Bank prior thereto.

Jeffrey M. Burik, 55	Senior Vice President of the Company since February 2013. Executive Vice President of Commerce Bank since November 2007.

Daniel D. Callahan, 57	Executive Vice President and Chief Credit Officer of the Company since December 2010 and Senior Vice President of the Company prior thereto. Executive Vice President of Commerce Bank since May 2003.

Sara E. Foster, 53	Executive Vice President of the Company since February 2012 and Senior Vice President of the Company since February 1998.

David W. Kemper, 63
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

John W. Kemper, 36
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

Jonathan M. Kemper, 60
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

Charles G. Kim, 53
Chief Financial Officer of the Company since July 2009. Executive Vice President of the Company since April 1995 and Executive Vice President of Commerce Bank since January 2004. Prior thereto, he was Senior Vice President of Commerce Bank.

Seth M. Leadbeater, 63
Vice Chairman of the Company since January 2004. Prior thereto he was Executive Vice President of the Company. Vice Chairman of Commerce Bank since September 2004. Prior thereto he was Executive Vice President of Commerce Bank.

Michael J. Petrie, 57	Senior Vice President of the Company since April 1995. Prior thereto, he was Vice President of the Company.

Robert J. Rauscher, 56	Senior Vice President of the Company since October 1997. Senior Vice President of Commerce Bank prior thereto.

V. Raymond Stranghoener, 62	Executive Vice President of the Company since July 2005 and Senior Vice President of the Company prior thereto.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Commerce Bancshares, Inc.
Common Stock Data
The following table sets forth the high and low prices of actual transactions in the Company’s common stock and cash dividends paid for the periods indicated (restated for the 5% stock dividend distributed in December 2013).

	Quarter	High	Low	Cash Dividends
2013	First	$38.94	$33.71	$.214
	Second	42.50	36.63	.214
	Third	45.26	40.04	.214
	Fourth	45.77	40.80	.214
2012	First	$37.44	$34.08	$.209
	Second	37.19	32.81	.209
	Third	38.77	34.20	.209
	Fourth	36.86	33.04	1.569	*
2011	First	$36.86	$33.29	$.199
	Second	37.92	34.60	.199
	Third	38.01	28.71	.199
	Fourth	35.07	28.56	.199
* Includes a special dividend of $1.360 per share

Commerce Bancshares, Inc. common shares are listed on the Nasdaq Global Select Market (NASDAQ) under the symbol CBSH. The Company had 4,116 shareholders of record as of December 31, 2013.

Performance Graph
The following graph presents a comparison of Company (CBSH) performance to the indices named below. It assumes $100 invested on December 31, 2008 with dividends invested on a cumulative total shareholder return basis.

	2008	2009	2010	2011	2012	2013
Commerce (CBSH)	100.00	94.96	104.78	108.07	110.90	152.26
NASDAQ OMX Global-Bank	100.00	98.65	109.85	81.92	110.37	150.79
NASDAQ Bank	100.00	84.30	100.68	90.16	105.38	150.84
S&P 500	100.00	126.46	145.50	148.59	172.37	228.19

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using an index provided by NASDAQ OMX Global Indexes which is comparable to the NASDAQ Bank Stock Index. Please note, information for the NASDAQ Bank Stock Index is provided only from December 31, 2008 through December 31, 2013, the last day this data was available by our third-party provider.

The following table sets forth information about the Company’s purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
October 1—31, 2013	—	$—	—	3,495,733
November 1—30, 2013	2,606	$45.75	2,606	3,493,127
December 1—31, 2013	862	$44.96	862	3,492,265
Total	3,468	$45.55	3,468	3,492,265

The Company’s stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in July 2013 of 4,000,000 shares, 3,492,265 shares remained available for purchase at December 31, 2013.

Item 6.	SELECTED FINANCIAL DATA
The required information is set forth below in Item 7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report may contain “forward-looking statements” that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of Commerce Bancshares, Inc. and its subsidiaries (the "Company"). This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include the risk factors identified in Item 1a Risk Factors and the following: changes in economic conditions in the Company’s market area; changes in policies by regulatory agencies, governmental legislation and regulation; fluctuations in interest rates; changes in liquidity requirements; demand for loans in the Company’s market area; changes in accounting and tax principles; estimates made on income taxes; failure of litigation settlement agreements to become final in accordance with their terms; and competition with other entities that offer financial services.
Overview
The Company operates as a super-community bank and offers a broad range of financial products to consumer and commercial customers, delivered with a focus on high-quality, personalized service. It is the largest bank holding company headquartered in Missouri, with its principal offices in Kansas City and St. Louis, Missouri. Customers are served from approximately 360 locations in Missouri, Kansas, Illinois, Oklahoma and Colorado and commercial offices throughout the nation's midsection. A variety of delivery platforms are utilized, including an extensive network of branches and ATM machines, full-featured online banking, and a central contact center.

The core of the Company’s competitive advantage is its focus on the local markets it services and its concentration on relationship banking and high touch service. In order to enhance shareholder value, the Company targets core revenue growth. To achieve this growth, the Company focuses on strategies that will expand new and existing customer relationships, offer opportunities for controlled expansion in additional markets, utilize improved technology, and enhance customer satisfaction.

Various indicators are used by management in evaluating the Company’s financial condition and operating performance. Among these indicators are the following:

•
Net income and earnings per share — Net income attributable to Commerce Bancshares, Inc. was $261.0 million, a decrease of 3.1% compared to the previous year. The return on average assets was 1.19% in 2013, and the return an average equity was 11.99%. Diluted earnings per share decreased 1.4% in 2013 compared to 2012.

•
Total revenue — Total revenue is comprised of net interest income and non-interest income. Total revenue in 2013 decreased slightly from 2012, as non-interest income grew $18.8 million and net interest income fell $20.5 million. Non-interest income saw increases in bank card transaction fees, trust fees, and brokerage fees, partly offset by a decline in capital market fees. Although average loan growth of nearly 10% was achieved, the low interest rate environment pressured net interest income and the net interest margin declined to 3.11% in 2013, a 30 basis point decline from 2012.

•
Expense control — Total non-interest expense increased 1.8% this year compared to 2012. Salaries and employee benefits, the largest expense component, increased by $6.0 million, or 1.7%, due to higher salaries, which were partly offset by lower incentive compensation and medical costs. Data processing and software expense increased $4.4 million, or 6.0%, driven by growth in bank card processing costs.

•
Asset quality — Net loan charge-offs in 2013 decreased $7.9 million from those recorded in 2012 and averaged .30% of loans compared to .42% in the previous year. Total non-performing assets, which include non-accrual loans and foreclosed real estate, amounted to $55.4 million at December 31, 2013, a decrease of $9.4 million from balances at the previous year end, and represented .51% of loans outstanding.

•
Shareholder return — Total shareholder return, including the change in stock price and dividend reinvestment, was 37.3% over the past year, largely due to strong performance in the national stock markets during 2013. Shareholder return over the past 10 years was 6.8%.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. The historical trends reflected in the financial information presented below are not necessarily reflective of anticipated future results.

Key Ratios

(Based on average balances)	2013	2012	2011	2010	2009
Return on total assets	1.19%	1.30%	1.32%	1.22%	.96%
Return on total equity	11.99	12.00	12.15	11.15	9.76
Equity to total assets	9.95	10.84	10.87	10.91	9.83
Loans to deposits (1)	57.12	55.80	59.15	70.02	79.79
Non-interest bearing deposits to total deposits	33.01	32.82	30.26	28.65	26.48
Net yield on interest earning assets (tax equivalent basis)	3.11	3.41	3.65	3.89	3.93
(Based on end of period data)
Non-interest income to revenue (2)	40.32	38.44	37.82	38.54	38.41
Efficiency ratio (3)	60.49	59.26	59.10	59.71	59.88
Tier I risk-based capital ratio	14.06	13.60	14.71	14.38	13.04
Total risk-based capital ratio	15.28	14.93	16.04	15.75	14.39
Tier I leverage ratio	9.43	9.14	9.55	10.17	9.58
Tangible common equity to assets ratio (4)	9.00	9.25	9.91	10.27	9.71
Cash dividend payout ratio	31.51	79.48	31.06	35.52	44.15

(1)	Includes loans held for sale.

(2)	Revenue includes net interest income and non-interest income.

(3)	The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
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

(Dollars in thousands)	2013	2012	2011	2010	2009
Total equity	$2,214,397	$2,171,574	$2,170,361	$2,023,464	$1,885,905
Less non-controlling interest	3,755	4,447	4,314	1,477	1,677
Less goodwill	138,921	125,585	125,585	125,585	125,585
Less core deposit premium	8,489	4,828	6,970	9,612	12,754
Total tangible common equity (a)	$2,063,232	$2,036,714	$2,033,492	$1,886,790	$1,745,889
Total assets	$23,072,036	$22,159,589	$20,649,367	$18,502,339	$18,120,189
Less goodwill	138,921	125,585	125,585	125,585	125,585
Less core deposit premium	8,489	4,828	6,970	9,612	12,754
Total tangible assets (b)	$22,924,626	$22,029,176	$20,516,812	$18,367,142	$17,981,850
Tangible common equity to assets ratio (a)/(b)	9.00%	9.25%	9.91%	10.27%	9.71%

Selected Financial Data

(In thousands, except per share data)	2013	2012	2011	2010	2009
Net interest income	$619,372	$639,906	$646,070	$645,932	$635,502
Provision for loan losses	20,353	27,287	51,515	100,000	160,697
Non-interest income	418,386	399,630	392,917	405,111	396,259
Investment securities gains (losses), net	(4,425)	4,828	10,812	(1,785)	(7,195)
Non-interest expense	629,633	618,469	617,249	631,134	621,737
Net income attributable to Commerce Bancshares, Inc.	260,961	269,329	256,343	221,710	169,075
Net income per common share-basic*	2.73	2.77	2.57	2.19	1.71
Net income per common share-diluted*	2.72	2.76	2.56	2.18	1.70
Cash dividends	82,104	211,608	79,140	78,231	74,720
Cash dividends per share*	.857	2.195	.795	.773	.752
Market price per share*	44.91	33.39	34.58	34.32	31.86
Book value per share*	23.10	22.62	22.13	20.18	18.69
Common shares outstanding*	95,881	95,985	98,070	100,278	100,897
Total assets	23,072,036	22,159,589	20,649,367	18,502,339	18,120,189
Loans, including held for sale	10,956,836	9,840,211	9,208,554	9,474,733	10,490,327
Investment securities	9,042,997	9,669,735	9,358,387	7,409,534	6,473,388
Deposits	19,047,348	18,348,653	16,799,883	15,085,021	14,210,451
Long-term debt	455,310	503,710	511,817	512,273	1,236,062
Equity	2,214,397	2,171,574	2,170,361	2,023,464	1,885,905
Non-performing assets	55,439	64,863	93,803	97,320	116,670

*	Restated for the 5% stock dividend distributed in December 2013.

Results of Operations

				$ Change		% Change
(Dollars in thousands)	2013	2012	2011	'13-'12	'12-'11	'13-'12	'12-'11
Net interest income	$619,372	$639,906	$646,070	$(20,534)	$(6,164)	(3.2)%	(1.0)%
Provision for loan losses	(20,353)	(27,287)	(51,515)	(6,934)	(24,228)	(25.4)	(47.0)
Non-interest income	418,386	399,630	392,917	18,756	6,713	4.7	1.7
Investment securities gains (losses), net	(4,425)	4,828	10,812	(9,253)	(5,984)	N.M.	(55.3)
Non-interest expense	(629,633)	(618,469)	(617,249)	11,164	1,220	1.8	.2
Income taxes	(122,230)	(127,169)	(121,412)	(4,939)	5,757	(3.9)	4.7
Non-controlling interest expense	(156)	(2,110)	(3,280)	(1,954)	(1,170)	(92.6)	(35.7)
Net income attributable to Commerce Bancshares, Inc.	$260,961	$269,329	$256,343	$(8,368)	$12,986	(3.1)%	5.1%

Net income attributable to Commerce Bancshares, Inc. for 2013 was $261.0 million, a decrease of $8.4 million, or 3.1%, compared to $269.3 million in 2012. Diluted income per share was $2.72 in 2013 compared to $2.76 in 2012. The decrease in net income resulted from a $20.5 million decrease in net interest income, as well as an increase of $11.2 million in non-interest expense and a decrease of $9.3 million in net securities gains. These decreases in net income were partly offset by an increase in non-interest income of $18.8 million and a decline of $6.9 million in the provision for loan losses. The return on average assets was 1.19% in 2013 compared to 1.30% in 2012, and the return on average equity was 11.99% compared to 12.00% in 2012. At December 31, 2013, the ratio of tangible common equity to assets was 9.00% compared to 9.25% at year end 2012.

During 2013, net interest income decreased $20.5 million, or 3.2%, compared to 2012. This decrease continued the trend noted in the previous year of lower rates earned on investment securities and loans, partly offset by higher loan balances and lower rates paid on deposits. The provision for loan losses decreased $6.9 million from the previous year, totaling $20.4 million in 2013, and was $11.0 million lower than net loan charge-offs in 2013. Net charge-offs declined by $7.9 million in 2013 compared to 2012, mainly in construction, business real estate, consumer, and revolving home equity loans.

Non-interest income for 2013 was $418.4 million, an increase of $18.8 million, or 4.7%, compared to $399.6 million in 2012. This increase resulted mainly from increases of $7.9 million in trust fees and $12.4 million in bank card fees. Bank card fees included a $9.9 million increase in corporate card fees, a product line upon which the Company has placed significant focus during the past few years and which continues to show strong growth. Capital market fees declined $6.9 million due to weak demand from correspondent and commercial customers.

During 2013, investment securities net losses of $4.4 million were incurred, compared to net gains of $4.8 million during 2012. Gains and losses in both years resulted from activity in the private equity investment portfolio, and include fair value adjustments and gains/losses realized upon sale or disposition.

Non-interest expense for 2013 was $629.6 million, an increase of $11.2 million over $618.5 million in 2012. The increase in non-interest expense included a $6.0 million increase in salaries and benefits expense, as well as a $4.4 million increase in data processing and software expense. Occupancy, supplies and communications, marketing and deposit insurance expense increased on a combined basis by only $94 thousand. Partly offsetting these increases in non-interest expense during 2013 was a $1.7 million decrease in equipment expense. Income tax expense was $122.2 million in 2013 compared to $127.2 million in 2012, resulting in an effective tax rate of 31.9% in 2013 and 32.1% in 2012.

Net income attributable to Commerce Bancshares, Inc. for 2012 was $269.3 million, an increase of $13.0 million, or 5.1%, compared to $256.3 million in 2011. Diluted income per share was $2.76 in 2012 compared to $2.56 in 2011. The increase in net income largely resulted from a $24.2 million decrease in the provision for loan losses coupled with an increase of $6.7 million in non-interest income. These increases to net income were partly offset by a decline of $6.2 million in net interest income, $6.0 million in lower net securities gains, and a $5.8 million increase in income tax expense. The return on average assets was 1.30% in 2012 compared to 1.32% in 2011, and the return on average equity was 12.00% compared to 12.15% in 2011. At December 31, 2012, the ratio of tangible common equity to assets was 9.25% compared to 9.91% at year end 2011.

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

Non-interest income for 2012 was $399.6 million, an increase of $6.7 million, or 1.7%, compared to 2011. This increase resulted mainly from higher trust fees and capital market fees, and a $13.0 million increase in corporate card revenue. Debit card interchange income, which was limited by rules adopted under the Dodd-Frank Act effective in the fourth quarter of 2011, declined $19.3 million. Deposit fees decreased $3.2 million, as declines in overdraft and return items fees were partly offset by increases in other types of deposit fees. Loan fees and sales declined $1.5 million, as sales of home mortgages in the secondary market were discontinued in late 2011.

Non-interest expense for 2012 was $618.5 million, an increase of $1.2 million over 2011. This slight increase included a $15.6 million increase in salaries and benefits expense, as well as a $5.7 million increase in data processing and software expense. During 2012, non-interest expense included a $5.2 million charge related to Visa interchange litigation, which is discussed further in Note 20 to the consolidated financial statements. Offsetting these increases in non-interest expense during 2012 was $18.3 million expensed during 2011 related to debit card overdraft litigation, also discussed further in Note 20. Income tax expense was $127.2 million in 2012 compared to $121.4 million in 2011, resulting in an effective tax rate of 32.1% in both years.

In September 2013, the Company acquired Summit Bancshares, Inc., an Oklahoma-based franchise with $261.6 million in assets and branch locations in Tulsa and Oklahoma City. The acquisition is further discussed in Note 2 to the consolidated financial statements.

The Company distributed a 5% stock dividend for the twentieth consecutive year on December 16, 2013. All per share and average share data in this report has been restated to reflect the 2013 stock dividend.

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

Valuation of Investment Securities
The Company carries its investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security and are developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations. Assets and liabilities carried at fair value inherently result in more financial statement volatility. Under the fair value measurement hierarchy, fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable, internally-derived inputs), as discussed in more detail in Note 16 on Fair Value Measurements. Most of the available for sale investment portfolio is priced utilizing industry-standard models that consider various assumptions observable in the marketplace or which can be derived from observable data. Such securities totaled approximately $8.3 billion, or 92.6% of the available for sale portfolio at December 31, 2013, and were classified as Level 2 measurements. The Company also holds $127.7 million in auction rate securities. These were classified as Level 3 measurements, as no liquid market currently exists for these securities, and fair values were derived from internally generated cash flow valuation models which used unobservable inputs significant to the overall measurement.

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

At December 31, 2013, certain non-agency guaranteed mortgage-backed securities with a fair value of $70.4 million were identified as other-than-temporarily impaired. The cumulative credit-related impairment loss initially recorded on these securities amounted to $12.8 million, which was recorded in the consolidated statements of income.

The Company, through its direct holdings and its private equity subsidiaries, has numerous private equity investments, categorized as non-marketable securities in the accompanying consolidated balance sheets. These investments are reported at fair value and totaled $60.7 million at December 31, 2013. Changes in fair value are reflected in current earnings and reported in investment securities gains (losses), net, in the consolidated statements of income. Because there is no observable market data for these securities, fair values are internally developed using available information and management’s judgment, and the securities are classified as Level 3 measurements. Although management believes its estimates of fair value reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

	2013			2012
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis
Loans	$42,759	$(49,138)	$(6,379)	$7,898	$(24,813)	$(16,915)
Loans held for sale	(194)	9	(185)	(882)	128	(754)
Investment securities:
U.S. government and federal agency obligations	2,538	(6,023)	(3,485)	(1,231)	(3,777)	(5,008)
Government-sponsored enterprise obligations	3,556	(551)	3,005	1,223	(1,351)	(128)
State and municipal obligations	9,459	(4,993)	4,466	8,945	(6,877)	2,068
Mortgage-backed securities	(18,553)	(1,451)	(20,004)	9,548	(16,426)	(6,878)
Asset-backed securities	1,484	(5,949)	(4,465)	6,017	(4,600)	1,417
Other securities	1,671	(3,099)	(1,428)	(555)	3,016	2,461
Short-term federal funds sold and securities purchased under agreements to resell	41	(17)	24	30	(3)	27
Long-term securities purchased under agreements to resell	6,062	(4,117)	1,945	2,165	3,554	5,719
Interest earning deposits with banks	51	(3)	48	(147)	(1)	(148)
Total interest income	48,874	(75,332)	(26,458)	33,011	(51,150)	(18,139)
Interest expense
Interest bearing deposits:
Savings	72	(108)	(36)	78	(128)	(50)
Interest checking and money market	1,245	(5,536)	(4,291)	2,273	(9,397)	(7,124)
Time open and C.D.’s of less than $100,000	(557)	(1,359)	(1,916)	(1,445)	(1,989)	(3,434)
Time open and C.D.’s of $100,000 and over	571	(1,362)	(791)	(766)	(1,332)	(2,098)
Federal funds purchased and securities sold under agreements to repurchase	144	(143)	1	219	(1,152)	(933)
Other borrowings	(160)	43	(117)	7	(206)	(199)
Total interest expense	1,315	(8,465)	(7,150)	366	(14,204)	(13,838)
Net interest income, fully taxable equivalent basis	$47,559	$(66,867)	$(19,308)	$32,645	$(36,946)	$(4,301)

Net interest income totaled $619.4 million in 2013 compared to $639.9 million in 2012. On a tax equivalent basis, net interest income totaled $645.9 million in 2013 and decreased $19.3 million from the previous year. This decrease was mainly the result of lower yields on loans and investment securities, partially offset by higher loan balances and lower rates paid on deposits. The net yield on earning assets (tax equivalent) was 3.11% in 2013 compared with 3.41% in the previous year.

During 2013, tax equivalent interest income on loans declined $6.4 million from 2012 due to a 50 basis point decrease in average rates earned, offset by a $932.3 million, or 9.9%, increase in average loan balances. The average tax equivalent rate earned on the loan portfolio was 4.32% in 2013 compared to 4.82% in 2012. The lower rates depressed interest income by $49.1 million; however, the higher average balances contributed interest income of $42.8 million, which together resulted in a $6.4 million net decrease in interest income. The largest decline occurred in business real estate loan interest, which decreased $6.1 million as a result of a decline in rates of 39 basis points, partly offset by a $57.8 million, or 2.6% increase in average balances. Interest on revolving home equity loans decreased $1.8 million due to a $21.8 million decline in average balances coupled with a 21 basis point decrease in average rates. Higher levels of interest were earned on business, personal real estate and consumer loans, which increased $834 thousand, $711 thousand, and $897 thousand, respectively. These increases were due to higher average balances, which increased 13.6% in business, 12.7% in personal real estate and 21.7% in consumer loans, partly offset by lower average rates earned. Average consumer loan balances increased $256.7 million, which was mainly the result of increases of $196.2 million in auto loans and $88.7 million in fixed rate home equity loans. These increases were partially offset by an $82.9 million decrease in marine and recreational vehicle (RV) loans as that portfolio continues to pay down. Interest earned on consumer credit card loans decreased by $809 thousand due to a 44 basis point decrease in the average rate earned, partly offset by the impact of a $21.8 million increase in average balances.

Tax equivalent interest income on investment securities decreased by $21.9 million in 2013 due to a 25 basis point decrease in average rates earned on these investments, while total average balances increased only slightly. The average rate earned on the total investment securities portfolio declined from 2.55% in 2012 to 2.30% in 2013. Interest income on mortgage-backed securities decreased $20.0 million in 2013 mainly due to a $665.0 million, or 17.3%, decline in average balances. Other declines occurred in interest on asset-backed securities (down $4.5 million) and U.S. government and federal agency obligations (down $3.5 million)due to rate declines, partly offset by higher average balances. The rate decline in U.S. government obligations was largely due to a decrease in interest of $3.2 million on inflation-protected securities. Interest income on state and municipal obligations and government-sponsored enterprise obligations increased $4.5 million and $3.0 million, respectively, due to higher average invested balances, partly offset by declines in rates earned. State and municipal average balances rose $240.9 million, or 17.5%, offset by a rate decline of 31 basis points. Government-sponsored enterprise obligations rose $193.3 million, or 63.0%, offset by a rate decline of 11 basis points. Interest on long-term resell agreements increased $1.9 million in 2013 compared to the prior year due to a $282.0 million increase in the average balances of these instruments, partly offset by a decrease in the average rate earned from 2.15% in the previous year to 1.80% in 2013.
During 2013, interest expense on deposits decreased $7.0 million compared to 2012. This was the result of lower overall rates paid on total deposits, which declined 8 basis points in 2013 to .22%. Average rates paid on money market accounts declined 7 basis points, and rates paid on certificates of deposit declined 15 basis points. The resulting declines in interest expense were partly offset by the impact of higher average balances of money market accounts, which increased $579.1 million, or 7.1% over 2012. Interest expense on borrowings declined slightly, as the average rate paid fell 3 basis points. The average rate paid on total interest bearing liabilities decreased to .23% compared to .30% in 2012.
During 2012, tax equivalent interest income on loans declined $16.9 million compared to 2011 due to a 27 basis point decrease in average rates earned, partly offset by a $156.7 million increase in average balances. The average tax equivalent rate earned on the loan portfolio was 4.82% compared to 5.09% in the previous year. Interest earned on business loans decreased $2.6 million as a result of a decline in rates of 15 basis points and was partially offset by a 1.8% increase in average balances. Interest on construction loans decreased $3.7 million due to a $63.5 million decline in average balances coupled with a 23 basis point decrease in average rates. Business real estate average loan balances increased $76.2 million, or 3.6%, while average rates earned decreased by 32 basis points, which together resulted in a net $3.3 million decrease in interest income. Interest income on personal real estate loans and consumer loans declined $3.4 million and $3.7 million, respectively, due to lower rates partially offset by higher average loan balances. Average consumer loan balances increased $61.8 million, due to increases in auto loans and fixed rate home equity loans, but partly offset by declines in marine and RV loans. Consumer credit card loan interest increased $1.2 million due to a 41 basis point increase in the average rate earned, partly offset by a decline in the average balance outstanding of $16.0 million.

Tax equivalent interest income on investment securities decreased by $6.1 million in 2012 due to a 38 basis point decrease in average rates earned, partially offset by a $992.7 million, or 12.3%, increase in average balances outstanding. The average rate earned on the total investment securities portfolio declined from 2.93% in 2011 to 2.55% in 2012. Interest income on mortgage-backed securities decreased $6.9 million in 2012 due to a 43 basis point decrease in rates earned on these securities, offset by an increase of 8.3%, or $296.5 million, in average balances. Interest on asset-backed securities increased slightly due to an increase in average balances of $481.3 million partially offset by a decline in rates of 16 basis points. Interest on municipal securities increased $2.1 million due to higher average balances, which increased $202.1 million in 2012, partially offset by the impact of a 50 basis point decrease in average rates earned. Interest on U.S. government and federal agency securities decreased by $5.0 million in 2012, which was mostly due to a decrease in interest on inflation-protected securities. Interest on long-term resell agreements increased $5.7 million in 2012 over the prior year due to a $123.7 million increase in average balances, coupled with an increase of 40 basis points in the average rate earned.
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
Provision for Loan Losses
The provision for loan losses totaled $20.4 million in 2013, which represented a decrease of $6.9 million from the 2012 provision of $27.3 million. Net loan charge-offs for the year totaled $31.4 million compared with $39.3 million in 2012, or a decrease of $7.9 million. The decrease in net loan charge-offs from the previous year was mainly the result of lower construction and business real estate losses, which declined $4.4 million and $4.2 million, respectively, partly offset by higher business loan losses, which increased $1.6 million. The allowance for loan losses totaled $161.5 million at December 31, 2013, a decrease of $11.0 million compared to the prior year, and represented 1.47% of outstanding loans. The provision for loan losses is recorded to bring the allowance for loan losses to a level deemed adequate by management based on the factors mentioned in the following “Allowance for Loan Losses” section of this discussion.

Non-Interest Income

				% Change
(Dollars in thousands)	2013	2012	2011	'13-'12	'12-'11
Bank card transaction fees	$166,627	$154,197	$157,077	8.1%	(1.8)%
Trust fees	102,529	94,679	88,313	8.3	7.2
Deposit account charges and other fees	79,017	79,485	82,651	(.6)	(3.8)
Capital market fees	14,133	21,066	19,846	(32.9)	6.1
Consumer brokerage services	11,006	10,162	10,018	8.3	1.4
Loan fees and sales	5,865	6,037	7,580	(2.8)	(20.4)
Other	39,209	34,004	27,432	15.3	24.0
Total non-interest income	$418,386	$399,630	$392,917	4.7%	1.7%
Non-interest income as a % of total revenue*	40.3%	38.4%	37.8%
Total revenue per full-time equivalent employee	$219.5	$220.8	$219.0

*	Total revenue is calculated as net interest income plus non-interest income.

Non-interest income totaled $418.4 million, an increase of $18.8 million, or 4.7%, compared to $399.6 million in 2012. Bank card fees increased $12.4 million, or 8.1%, over last year, as a result of continued growth in corporate card fees of $9.9 million, or 13.9%. In addition, higher transaction volumes resulted in growth of 3.3% in merchant fees, while credit card fees also increased by 3.8%. Corporate card, merchant card and credit card fees for 2013 totaled $80.6 million, $27.1 million and $23.4 million, respectively. Trust fee income increased $7.9 million, or 8.3%, resulting mainly from growth in personal and institutional trust fees. The market value of total customer trust assets (on which fees are charged) totaled $35.2 billion at year end 2013 and grew 16.4% over year end 2012. Deposit account fees decreased $468 thousand, or .6%, primarily due to a decline in overdraft and return item fees of $3.4 million. This decline was mainly the result of a new posting routine on debit card transactions which took effect in February 2013. Partly offsetting this effect was an increase in various other deposit fees and cash management fees of $3.0 million. Overdraft fees comprised 39.2% of total deposit account fees in 2013, down from 43.3% in 2012, while corporate cash management fees comprised 42.0% of total deposit account fees in 2013, compared to 40.3% in 2012. Capital market fees decreased $6.9 million, or 32.9%, compared to last year as customer demand for fixed income securities was weak this year. Consumer brokerage services revenue increased $844 thousand, or 8.3%, due to growth in advisory fees, while loan fees and sales revenue decreased $172 thousand, or 2.8%, due to a decline in loan commitment fees. Other non-interest income increased by $5.2 million, or 15.3%, as a result of a $3.0 million fair value loss recorded last year on an office building which was held for sale and net gains of $1.4 million recorded this year in sales of five retail branch facilities no longer in use. In addition, higher swap and foreign exchange fees were recorded in 2013.

During 2012, non-interest income increased $6.7 million, or 1.7%, over 2011 to $399.6 million. Bank card fees declined $2.9 million, or 1.8%, from 2011, due to a decline in debit card interchange fees of $19.3 million, or 35.7% (mainly the effect of new pricing regulations effective in the fourth quarter of 2011), which was partly offset by growth in corporate card fees of $13.0 million, or 22.4%. Corporate card and debit card fees for 2012 totaled $70.8 million and $34.6 million, respectively. Merchant fees grew by 8.9% due to higher transaction volumes and totaled $26.2 million for the year, while credit card fees grew 5.9% and totaled $22.6 million. Trust fee income increased $6.4 million, or 7.2%. The market value of total customer trust assets totaled $30.2 billion at year end 2012 and grew 10.7% over year end 2011. Deposit account fees decreased $3.2 million, or 3.8%, due to lower overdraft and return item fees of $6.5 million, while other deposit fees increased $3.4 million. Overdraft fees comprised 43.3% of total deposit account fees in 2012, down from 49.5% in 2011. Corporate cash management fees comprised 40.3% of total deposit account fees in 2012 and were flat compared to 2011. Capital market fees increased $1.2 million, or 6.1%. Consumer brokerage services revenue increased $144 thousand, or 1.4%, due to growth in advisory fees, mostly offset by lower life insurance revenue. Loan fees and sales revenue was down $1.5 million, or 20.4%, due to a decline in mortgage banking revenue (mainly because late in 2011 the Company adopted a policy of retaining all first mortgage loan originations). Other non-interest income increased by $6.6 million, or 24.0%, mainly due to higher tax credit sales income, leasing revenue and net gains related to banking properties in 2012.

Investment Securities Gains (Losses), Net

(In thousands)	2013	2012	2011
Available for sale:
Common stock	$1,375	$—	$—
Municipal bonds	126	16	177
Agency mortgage-backed bonds	—	342	—
OTTI losses on non-agency mortgage-backed bonds	(1,284)	(1,490)	(2,537)
Non-marketable:
Private equity investments	(4,642)	5,960	13,172
Total investment securities gains (losses), net	$(4,425)	$4,828	$10,812

Net gains and losses on investment securities during 2013, 2012 and 2011 are shown in the table above. Included in these amounts are gains and losses arising from sales of bonds from the Company’s available for sale portfolio, including credit-related losses on debt securities identified as other-than-temporarily impaired. Also shown are gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent’s majority-owned private equity subsidiaries. These include fair value adjustments, in addition to gains and losses realized upon disposition. Portions of the fair value adjustments attributable to minority interests are reported as non-controlling interest in the consolidated statements of income, and resulted in income of $1.1 million in 2013 and expense of $1.3 million and $2.6 million in 2012 and 2011, respectively.
Net securities losses of $4.4 million were recorded in 2013, which included $4.6 million in losses resulting mainly from fair value adjustments on private equity investments, partly offset by a gain of $1.4 million relating to the donation of appreciated stock by the Company. Also included in net losses were credit-related impairment losses of $1.3 million on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. The cumulative credit-related impairment on these bonds totaled $12.8 million. These identified securities had a total fair value of $70.4 million at December 31, 2013, compared to $101.7 million at December 31, 2012.
Net securities gains of $4.8 million were recorded in 2012, compared to net gains of $10.8 million in 2011. In both years, these gains and losses were comprised mainly of fair value adjustments in the private equity investment portfolio, coupled with losses in the available for sale portfolio relating to other-than-temporary impairment (OTTI).

Non-Interest Expense

				% Change
(Dollars in thousands)	2013	2012	2011	'13-'12	'12-'11
Salaries	$310,179	$302,675	$293,318	2.5%	3.2%
Employee benefits	56,688	58,224	52,007	(2.6)	12.0
Net occupancy	45,639	45,534	46,434.2		(1.9)
Equipment	18,425	20,147	22,252	(8.5)	(9.5)
Supplies and communication	22,511	22,321	22,448.9		(.6)
Data processing and software	78,245	73,798	68,103	6.0	8.4
Marketing	14,176	15,106	16,767	(6.2)	(9.9)
Deposit insurance	11,167	10,438	13,123	7.0	(20.5)
Debit overdraft litigation	—	—	18,300	NM	(100.0)
Other	72,603	70,226	64,497	3.4	8.9
Total non-interest expense	$629,633	$618,469	$617,249	1.8%	.2%
Efficiency ratio	60.5%	59.3%	59.1%
Salaries and benefits as a % of total non-interest expense	58.3%	58.4%	55.9%
Number of full-time equivalent employees	4,727	4,708	4,745

Non-interest expense was $629.6 million in 2013, an increase of $11.2 million, or 1.8%, over the previous year. Salaries and benefits expense increased by $6.0 million, or 1.7%, mainly due to higher full-time salaries expense, partly offset by lower medical and incentives expense. Growth in salaries expense resulted partly from staffing costs associated with the Summit acquisition, coupled with staffing additions in commercial banking, wealth and commercial card. Full-time equivalent employees totaled 4,727 at December 31, 2013, an increase of .4%. Occupancy expense increased $105 thousand, or .2%, while supplies and communication expense increased $190 thousand, or .9%. Equipment expense decreased $1.7 million, or 8.5%, due to lower depreciation expense. Data processing and software expense increased $4.4 million, or 6.0%, mainly due to higher bank card processing expense and data processing termination fees relating to the Summit acquisition. Marketing expense declined $930 thousand, or 6.2%, while deposit insurance increased $729 thousand, or 7.0%. Other non-interest expense increased $2.4 million, or 3.4%, over the prior year, resulting mainly from an increase of $4.0 million in legal and professional fees, provisions of $2.8 million on letter of credit exposures, contribution expense of $1.5 million on appreciated stock, and higher travel and entertainment expense. These expense increases were partly offset by gains of $3.1 million on sales of foreclosed property in 2013, in addition to a 2012 charge of $5.2 million related to certain Visa-related interchange litigation that did not reoccur in 2013.

In 2012, non-interest expense was $618.5 million, an increase of $1.2 million, or .2%, over 2011. Salaries and benefits expense increased by $15.6 million, or 4.5%, largely due to higher salaries, incentive compensation, medical and retirement expense. Full-time equivalent employees totaled 4,708 at December 31, 2012, a decline of .8% from 2011. Occupancy expense declined $900 thousand, or 1.9%, primarily resulting from lower depreciation and outside services expense, partly offset by a decline in rent income. Equipment expense decreased $2.1 million, or 9.5%, also due to lower depreciation expense. Supplies and communication expense decreased slightly, while marketing expense was lower by $1.7 million, or 9.9%. Data processing and software expense increased $5.7 million, or 8.4%, mainly due to higher bank card processing expense. Deposit insurance expense declined $2.7 million, or 20.5%, as a result of new FDIC assessment rules which became effective in the second quarter of 2011. Other non-interest expense increased $5.7 million, or 8.9%, mainly due to the accrual in 2012 of $5.2 million as mentioned above. Also, during 2011, the Company's indemnification obligation related to certain Visa litigation was reduced by $4.4 million, and further adjustments were not reoccurring. Partly offsetting these increases to other non-interest expense in 2012 were reductions of $853 thousand in regulatory examination fees and $788 thousand in intangible asset amortization, in addition to an increase of $1.7 million in deferred loan origination costs. In addition, results for 2011 included a non-recurring charge of $18.3 million relating to the settlement of a class-wide debit card overdraft suit, discussed further in Note 20.

Income Taxes
Income tax expense was $122.2 million in 2013, compared to $127.2 million in 2012 and $121.4 million in 2011. The decrease in income tax expense in 2013 over 2012 was proportional to the decrease in pre-tax income. The effective tax rate, including the effect of non-controlling interest, was 31.9% in 2013 compared to 32.1% in 2012 and 2011. The Company’s effective tax rates in the years noted above were lower than the federal statutory rate of 35% mainly due to tax-exempt interest on state and local municipal obligations.

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

	Balance at December 31
(In thousands)	2013	2012	2011	2010	2009
Commercial:
Business	$3,715,319	$3,134,801	$2,808,265	$2,957,043	$2,877,936
Real estate — construction and land	406,197	355,996	386,598	460,853	665,110
Real estate — business	2,313,550	2,214,975	2,180,100	2,065,837	2,104,030
Personal banking:
Real estate — personal	1,787,626	1,584,859	1,428,777	1,440,386	1,537,687
Consumer	1,512,716	1,289,650	1,114,889	1,164,327	1,333,763
Revolving home equity	420,589	437,567	463,587	477,518	489,517
Student	—	—	—	—	331,698
Consumer credit card	796,228	804,245	788,701	831,035	799,503
Overdrafts	4,611	9,291	6,561	13,983	6,080
Total loans	$10,956,836	$9,831,384	$9,177,478	$9,410,982	$10,145,324

The contractual maturities of loan categories at December 31, 2013, and a breakdown of those loans between fixed rate and floating rate loans are as follows:

	Principal Payments Due
(In thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Business	$1,742,479	$1,389,715	$583,125	$3,715,319
Real estate — construction and land	237,992	156,726	11,479	406,197
Real estate — business	551,360	1,466,073	296,117	2,313,550
Real estate — personal	147,777	492,884	1,146,965	1,787,626
Total business and real estate loans	$2,679,608	$3,505,398	$2,037,686	8,222,692
Consumer (1)				1,512,716
Revolving home equity (2)				420,589
Consumer credit card (3)				796,228
Overdrafts				4,611
Total loans				$10,956,836
Loans with fixed rates	$647,771	$2,103,755	$1,032,580	$3,784,106
Loans with floating rates	2,031,837	1,401,643	1,005,106	4,438,586
Total business and real estate loans	$2,679,608	$3,505,398	$2,037,686	$8,222,692

(1)	Consumer loans with floating rates totaled $177.4 million.

(2)	Revolving home equity loans with floating rates totaled $420.4 million.
(3) Consumer credit card loans with floating rates totaled $654.1 million.

Total loans at December 31, 2013 were $11.0 billion, an increase of $1.1 billion, or 11.4%, over balances at December 31, 2012. This increase included loan balances of $207.4 million acquired in the Summit transaction on September 1, 2013. On an overall basis, the growth in loans during 2013 occurred in all loan categories except in revolving home equity loans and consumer credit card loans, which experienced small declines. Business loans increased $580.5 million, or 18.5%, reflecting growth in tax-advantaged lending, aircraft lending, leasing, and dealer floor plan loans. Business real estate loans increased $98.6 million, or 4.5%, largely due to loans acquired in the Summit transaction. Construction loans increased $50.2 million, or 14.1%, and resulted from increased activity in residential construction as housing began to recover in 2012 and 2013 and the demand for new construction reduced available housing supplies. Personal real estate loans increased $202.8 million, or 12.8%, as lending activity continued to strengthen in 2013. The growth in personal real estate loans was mainly due to the Company's current practice of retaining all new loan production, instead of selling the loans in the secondary market, during the recent housing recovery. Consumer loans were higher by $223.1 million, or 17.3%, primarily due to strong demand for consumer automobile and fixed rate home equity lending, while marine and recreational vehicle lending continued to run off during the year. Revolving home equity loans decreased $17.0 million, or 3.9%, as borrowers continue to prefer fixed rate home equity loans with pre-determined payments and amortization schedules. The balance of these fixed rate loans grew $74.8 million. Consumer credit card loans decreased by $8.0 million, or 1.0%, as competition for new card customers remained intense and consumer card borrowers remained conservative in their use of revolving card plans.

The Company currently generates approximately 32% of its loan portfolio in the St. Louis market, 29% in the Kansas City market, and 39% in other regional markets. The portfolio is diversified from a business and retail standpoint, with 59% in loans to businesses and 41% in loans to consumers. A balanced approach to loan portfolio management and an historical aversion toward credit concentrations, from an industry, geographic and product perspective, have contributed to low levels of problem loans and loan losses.

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. At December 31, 2013, the balance of SNC loans totaled approximately $406.3 million, with an additional $1.2 billion in unfunded commitments, compared to $483.1 million in loans and $1.1 billion in commitments at December 31, 2012.

Commercial Loans
Business
Total business loans amounted to $3.7 billion at December 31, 2013 and include loans used mainly to fund customer accounts receivable, inventories, and capital expenditures. The business loan portfolio includes tax advantaged financings which carry tax free interest rates. These loans totaled $705.0 million at December 31, 2013, which was a 62.0% increase over December 31, 2012 balances, and comprised 6.4% of the Company's total loan portfolio. The portfolio also includes direct financing and sales type leases totaling $368.8 million, which are used by commercial customers to finance capital purchases ranging from computer equipment to office and transportation equipment. These leases increased $57.3 million, or 18.4%, over 2012 and comprised 3.4% of the Company’s total loan portfolio. Also included in this portfolio are corporate card loans, which totaled $189.5 million at December 31, 2013. These loans, which decreased by 9.5% in 2013, are made in conjunction with the Company’s corporate card business, and assist businesses in shifting from paper checks to a credit card payment system in order to automate payment processes. These loans are generally short-term, with outstanding balances averaging between 7 to 13 days in duration, which helps to limit risk in these loans.

Business loans, excluding corporate card loans, are made primarily to customers in the regional trade area of the Company, generally the central Midwest, encompassing the states of Missouri, Kansas, Illinois, and nearby Midwestern markets, including Iowa, Oklahoma, Colorado and Ohio. This portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, insurance, financial services, public utilities, healthcare, and other service businesses. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with management’s strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Net loan recoveries in this category totaled $867 thousand in 2013, while net loan recoveries of $2.5 million were recorded in 2012. Non-accrual business loans were $11.6 million (.3% of business loans) at December 31, 2013 compared to $13.1 million at December 31, 2012.

Real Estate-Construction and Land
The portfolio of loans in this category amounted to $406.2 million at December 31, 2013 and comprised 3.7% of the Company’s total loan portfolio. These loans are predominantly made to businesses in the local markets of the Company’s banking subsidiary. Commercial construction and land development loans totaled $240.9 million, or 59.3% of total construction loans at December 31, 2013. Commercial construction loans are made during the construction phase for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, apartment complexes, shopping centers, hotels and motels, and other commercial properties. Exposure to larger, speculative commercial properties remains low. Commercial land development loans relate to land owned or developed for use in conjunction with business properties. Residential construction and land development loans at December 31, 2013 totaled $165.3 million, or 40.7% of total construction loans. The largest percentage of residential construction and land development loans are for projects located in the Kansas City and St. Louis metropolitan areas. Recent market stabilization has resulted in 14.1% growth in total construction and land loans during 2013. While credit risk in this sector has been high over the last few years, loss trends continue to improve, with net loan recoveries of $4.7 million and $283 thousand recorded in 2013 and 2012, respectively. Construction and land loans on non-accrual status declined to $10.2 million at year end 2013 compared to $13.7 million at year end 2012.

Real Estate-Business
Total business real estate loans were $2.3 billion at December 31, 2013 and comprised 21.1% of the Company’s total loan portfolio. This category includes mortgage loans for small and medium-sized office and medical buildings, manufacturing and warehouse facilities, shopping centers, hotels and motels, churches, and other commercial properties. Emphasis is placed on owner-occupied (46.4% of this portfolio) and income producing commercial real estate properties, which present lower risk levels. The borrowers and/or the properties are generally located in local and regional markets. Additional information about loans by category is presented on page 32. At December 31, 2013, non-accrual balances amounted to $19.8 million, or .9%, of the loans in this category, up from $17.3 million at year end 2012. The Company experienced net charge-offs of $952 thousand in 2013 compared to net charge-offs of $5.1 million in 2012.

Personal Banking Loans
Real Estate-Personal
At December 31, 2013, there were $1.8 billion in outstanding personal real estate loans, which comprised 16.3% of the Company’s total loan portfolio. The mortgage loans in this category are mainly for owner-occupied residential properties. The Company originates both adjustable rate and fixed rate mortgage loans. The Company retains adjustable rate mortgage loans, and in 2012 and 2013 retained all fixed rate loans as directed by its Asset/Liability Management Committee, given the low concentrations of these loans. The Company originates its loans and does not purchase any from outside parties or brokers. Further, it has never maintained or promoted subprime or reduced document products. At December 31, 2013, 34% of the portfolio was comprised of adjustable rate loans while 66% was comprised of fixed rate loans. Levels of mortgage loan origination activity decreased slightly in 2013 compared to 2012, with originations of $410 million in 2013 compared with $414 million in 2012. Interest rates remained at historic lows through mid-year and this resulted in higher mortgage originations from refinancing, however, rates rose significantly mid-year, which reduced new origination volumes. The Company has experienced lower loan losses in this category than many others in the industry and believes this is partly because of its conservative underwriting culture, stable markets, and the fact that it does not offer subprime lending products or purchase loans from brokers. Net loan charge-offs for 2013 amounted to $1.2 million, compared to $1.4 million in the previous year. The non-accrual balances of loans in this category decreased to $5.1 million at December 31, 2013, compared to $6.9 million at year end 2012.

Consumer
Consumer loans consist of auto, marine, tractor/trailer, recreational vehicle (RV), fixed rate home equity, and other consumer installment loans. These loans totaled $1.5 billion at year end 2013. Approximately 59% of consumer loans outstanding were originated indirectly from auto and other dealers, while the remaining 41% were direct loans made to consumers. Approximately 50% of the consumer portfolio consists of automobile loans, 19% in fixed rate home equity loans, and 17% in marine and RV loans. As mentioned above, total consumer loans increased by $223.1 million in 2013, mainly the result of growth in auto lending of $180.4 million, or 32%. Growth of $74.8 million in fixed rate home equity loans was offset by the run-off of $74.7 million in marine and RV loans. Net charge-offs on consumer loans were $7.5 million in 2013 compared to $8.1 million in 2012. Net charge-offs decreased to .5% of average consumer loans in 2013 compared to .7% in 2012. Consumer loan net charge-offs included marine and RV loan net charge-offs of $3.9 million, which were 1.3% of average marine and RV loans in 2013, compared to 1.8% in 2012.

Revolving Home Equity
Revolving home equity loans, of which 99% are adjustable rate loans, totaled $420.6 million at year end 2013. An additional $682.9 million was available in unused lines of credit, which can be drawn at the discretion of the borrower. Home equity loans are secured mainly by second mortgages (and less frequently, first mortgages) on residential property of the borrower. The underwriting terms for the home equity line product permit borrowing availability, in the aggregate, generally up to 80% or 90% of the appraised value of the collateral property at the time of origination. Net charge-offs totaled $986 thousand, or .2% of average revolving home equity loans, compared to $1.8 million in 2012.

Consumer Credit Card
Total consumer credit card loans amounted to $796.2 million at December 31, 2013 and comprised 7.3% of the Company’s total loan portfolio. The credit card portfolio is concentrated within regional markets served by the Company. The Company offers a variety of credit card products, including affinity cards, rewards cards, and standard and premium credit cards, and emphasizes its credit card relationship product, Special Connections. Approximately 61% of the households in Missouri that own a Commerce credit card product also maintain a deposit relationship with the subsidiary bank. At December 31, 2013, approximately 82% of the outstanding credit card loan balances had a floating interest rate, compared to 77% in the prior year. Net charge-offs amounted to $25.1 million in 2013, an increase of $646 thousand over $24.5 million in 2012. The ratio of credit card loan net charge-offs to total average credit card loans totaled 3.3% in both 2013 and 2012. These ratios remain below national loss averages in those years.

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

At December 31, 2013, the allowance for loan losses was $161.5 million compared to a balance at year end 2012 of $172.5 million. Total loans delinquent 90 days or more and still accruing were $14.0 million at December 31, 2013, a decrease of $1.4 million compared to year end 2012. Non-accrual loans at December 31, 2013 were $48.8 million, a decrease of $2.6 million from the prior year, and were mainly comprised of $19.8 million of business real estate loans, $10.2 million of construction loans and $11.6 million of business loans. As the result of improving credit trends noted in the Company's analysis of the allowance, the provision for loan losses was $11.0 million less than net charge-offs for the year, thereby reducing the allowance for loan losses to $161.5 million. The percentage of allowance to loans, excluding loans held for sale, decreased to 1.47% at December 31, 2013 compared to 1.75% at year end 2012 as a result of the decrease in the allowance balance, in addition to loan growth. The percentage of allowance to non-accrual loans was 331% at December 31, 2013, compared to 336% at December 31, 2012.

Net loan charge-offs totaled $31.4 million in 2013, representing a $7.9 million decrease compared to net charge-offs of $39.3 million in 2012. Net recoveries on construction and land loans were $4.7 million in 2013, compared to $283 thousand in 2012. Business loans also remained in a net recovery position in 2013, with net recoveries of $867 thousand in 2013 compared to $2.5 million in 2012. Net charge-offs on business real estate loans decreased $4.2 million to $952 thousand in 2013, compared to net charge-offs of $5.1 million in 2012. Net charge-offs on consumer credit cards increased $646 thousand to $25.1 million in 2013, compared to $24.5 million in 2012; however, net consumer credit card charge-offs remained consistent at 3.34% of average consumer credit card loans in 2013 compared to 3.35% in 2012, as a result of a stabilizing economy. Consumer credit card loan charge-offs as a percentage of total net charge-offs rose to 80.1% in 2013 compared to 62.3% in 2012, as lower overall net charge-offs in other loan categories offset the slight rise in consumer credit card charge-offs.

The ratio of net charge-offs to total average loans outstanding in 2013 was .30% compared to .42% in 2012 and .70% in 2011. The provision for loan losses in 2013 was $20.4 million, compared to provisions of $27.3 million in 2012 and $51.5 million in 2011.

The Company considers the allowance for loan losses of $161.5 million adequate to cover losses inherent in the loan portfolio at December 31, 2013.

The schedules which follow summarize the relationship between loan balances and activity in the allowance for loan losses:

	Years Ended December 31
(Dollars in thousands)	2013	2012	2011	2010	2009
Loans outstanding at end of year(A)	$10,956,836	$9,831,384	$9,177,478	$9,410,982	$10,145,324
Average loans outstanding(A)	$10,311,654	$9,379,316	$9,222,568	$9,698,670	$10,629,867
Allowance for loan losses:
Balance at beginning of year	$172,532	$184,532	$197,538	$194,480	$172,619
Additions to allowance through charges to expense	20,353	27,287	51,515	100,000	160,697
Loans charged off:
Business	1,869	2,809	6,749	8,550	15,762
Real estate — construction and land	621	1,244	7,893	15,199	34,812
Real estate — business	2,680	7,041	4,176	4,780	5,957
Real estate — personal	1,570	2,416	3,217	2,484	3,150
Consumer	11,029	12,288	16,052	24,587	35,979
Revolving home equity	1,200	2,044	1,802	2,014	1,197
Consumer credit card	33,206	33,098	39,242	54,287	54,060
Overdrafts	2,024	2,221	2,254	2,672	3,493
Total loans charged off	54,199	63,161	81,385	114,573	154,410
Recoveries of loans previously charged off:
Business	2,736	5,306	1,761	3,964	2,925
Real estate — construction and land	5,313	1,527	943	193	720
Real estate — business	1,728	1,933	613	722	709
Real estate — personal	343	990	445	428	363
Consumer	3,489	4,161	3,896	4,108	3,772
Revolving home equity	214	240	135	39	7
Consumer credit card	8,085	8,623	7,625	6,556	4,785
Overdrafts	938	1,094	1,446	1,621	2,293
Total recoveries	22,846	23,874	16,864	17,631	15,574
Net loans charged off	31,353	39,287	64,521	96,942	138,836
Balance at end of year	$161,532	$172,532	$184,532	$197,538	$194,480
Ratio of allowance to loans at end of year	1.47%	1.75%	2.01%	2.10%	1.92%
Ratio of provision to average loans outstanding	.20%	.29%	.56%	1.03%	1.51%

(A)	Net of unearned income, before deducting allowance for loan losses, excluding loans held for sale.

	Years Ended December 31
	2013	2012	2011	2010	2009
Ratio of net charge-offs (recoveries) to average loans outstanding, by loan category:
Business	(.03)%	(.08)%	.17%	.16%	.41%
Real estate — construction and land	(1.24)	(.08)	1.66	2.69	4.61
Real estate — business	.04	.23	.17	.20	.24
Real estate — personal	.07	.09	.19	.14	.18
Consumer	.52	.69	1.09	1.64	2.20
Revolving home equity	.23	.40	.36	.41	.24
Consumer credit card	3.34	3.35	4.23	6.28	6.77
Overdrafts	18.04	18.40	11.62	14.42	12.27
Ratio of total net charge-offs to total average loans outstanding	.30%	.42%	.70%	1.00%	1.31%

The following schedule provides a breakdown of the allowance for loan losses by loan category and the percentage of each loan category to total loans outstanding at year end:

(Dollars in thousands)	2013		2012		2011		2010		2009
	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans	Loan Loss Allowance Allocation	% of Loans to Total Loans
Business	$43,146	33.9%	$47,729	31.9%	$49,217	30.5%	$47,534	31.4%	$40,455	28.4%
RE — construction and land	18,617	3.7	20,555	3.6	28,280	4.2	21,316	4.9	33,659	6.6
RE — business	32,426	21.1	37,441	22.5	45,000	23.8	51,096	22.0	31,515	20.7
RE — personal	4,490	16.3	3,937	16.1	3,701	15.6	4,016	15.3	5,435	15.2
Consumer	15,440	13.8	15,165	13.1	15,369	12.1	19,449	12.4	30,257	13.1
Revolving home equity	3,152	3.8	4,861	4.5	2,220	5.1	2,502	5.1	1,737	4.8
Student	—	—	—	—	—	—	—	—	229	3.3
Consumer credit card	43,360	7.3	41,926	8.2	39,703	8.6	50,532	8.8	49,923	7.9
Overdrafts	901.1		918.1		1,042.1		1,093.1		1,270	—
Total	$161,532	100.0%	$172,532	100.0%	$184,532	100.0%	$197,538	100.0%	$194,480	100.0%

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

The following schedule shows non-performing assets and loans past due 90 days and still accruing interest.

	December 31
(Dollars in thousands)	2013	2012	2011	2010	2009
Total non-accrual loans	$48,814	$51,410	$75,482	$85,275	$106,613
Real estate acquired in foreclosure	6,625	13,453	18,321	12,045	10,057
Total non-performing assets	$55,439	$64,863	$93,803	$97,320	$116,670
Non-performing assets as a percentage of total loans	.51%	.66%	1.02%	1.03%	1.15%
Non-performing assets as a percentage of total assets	.24%	.29%	.45%	.53%	.64%
Total past due 90 days and still accruing interest	$13,966	$15,347	$14,958	$20,466	$42,632

The table below shows the effect on interest income in 2013 of loans on non-accrual status at year end.

(In thousands)
Gross amount of interest that would have been recorded at original rate	$3,496
Interest that was reflected in income	283
Interest income not recognized	$3,213

Non-accrual loans, which are also classified as impaired, totaled $48.8 million at year end 2013, a decrease of $2.6 million from the balance at year end 2012. At December 31, 2013, non-accrual loans were comprised primarily of business real estate loans (40.5%), business loans (23.7%), and construction and land real estate loans (20.8%). Foreclosed real estate decreased $6.8 million to a total of $6.6 million at year end 2013. The decline was mainly due to the sell-off of a large 1-4 family development. Total non-performing assets remain low compared to the overall banking industry in 2013, with the non-performing loans to total loans ratio at .45% at December 31, 2013. Loans past due 90 days and still accruing interest decreased $1.4 million at year end 2013 compared to 2012. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section of Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $98.3 million at December 31, 2013 compared with $141.9 million at December 31, 2012, resulting in a decrease of $43.6 million, or 30.7%. The change in potential problem loans was largely due to decreases of $21.2 million in business loans, and $12.0 million in construction and land real estate loans.

	December 31
(In thousands)	2013	2012
Potential problem loans:
Business	$23,691	$44,881
Real estate – construction and land	21,812	33,762
Real estate – business	50,349	55,362
Real estate – personal	2,486	7,891
Total potential problem loans	$98,338	$141,896

At December 31, 2013, there were approximately $83.2 million loans outstanding whose terms had been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 3 to the consolidated financial statements. This balance includes certain commercial loans totaling $38.2 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate - Construction and Land Loans

The Company’s portfolio of construction loans, as shown in the table below, amounted to 3.7% of total loans outstanding at December 31, 2013.

(Dollars in thousands)	December 31, 2013	% of Total	% of Total Loans	December 31, 2012	% of Total	% of Total Loans
Residential land and land development	$79,273	19.5%	.7%	$61,794	17.4%	.6%
Residential construction	86,043	21.2	.8	68,590	19.2	.7
Commercial land and land development	77,444	19.1	.7	83,491	23.5	.9
Commercial construction	163,437	40.2	1.5	142,121	39.9	1.4
Total real estate – construction and land loans	$406,197	100.0%	3.7%	$355,996	100.0%	3.6%

Real Estate – Business Loans
Total business real estate loans were $2.3 billion at December 31, 2013 and comprised 21.1% of the Company’s total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. Approximately 46% of these loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	December 31, 2013	% of Total	% of Total Loans	December 31, 2012	% of Total	% of Total Loans
Owner-occupied	$1,074,074	46.4%	9.8%	$1,035,407	46.7%	10.5%
Retail	271,228	11.7	2.5	245,021	11.1	2.5
Office	265,352	11.5	2.4	269,756	12.2	2.7
Multi-family	178,524	7.7	1.6	184,208	8.3	1.9
Hotels	151,483	6.5	1.4	155,392	7.0	1.6
Farm	138,842	6.0	1.3	123,613	5.6	1.3
Industrial	89,045	3.9	.8	110,645	5.0	1.1
Other	145,002	6.3	1.3	90,933	4.1	.9
Total real estate - business loans	$2,313,550	100.0%	21.1%	$2,214,975	100.0%	22.5%

Real Estate - Personal Loans
The Company’s $1.8 billion personal real estate loan portfolio is composed of first mortgages on residential real estate. The majority of this portfolio is comprised of approximately $1.5 billion of loans made to the retail customer base and includes both adjustable rate and fixed rate mortgage loans. As shown in Note 3 to the consolidated financial statements, 5.0% of the retail-based portfolio has FICO scores of less than 660, and delinquency levels have been low. Loans of approximately $15.8 million in this portfolio were structured with interest only payments. Interest only loans are typically made to high net-worth borrowers and generally have low LTV ratios or have additional collateral pledged to secure the loan, and, therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount.  A small portion of the total portfolio is composed of personal real estate loans made to commercial customers, which totaled $244.3 million at December 31, 2013.

The following table presents information about the retail-based personal real estate loan portfolio for 2013 and 2012.

	2013		2012
(Dollars in thousands)	Principal Outstanding at December 31	% of Loan Portfolio	Principal Outstanding at December 31	% of Loan Portfolio
Loans with interest only payments	$15,849	1.0%	$12,730.9%
Loans with no insurance and LTV:
Between 80% and 90%	80,431	5.2	76,023	5.6
Between 90% and 95%	27,158	1.8	26,871	2.0
Over 95%	38,518	2.5	33,290	2.4
Over 80% LTV with no insurance	146,107	9.5	136,184	10.0
Total loan portfolio from which above loans were identified	1,546,768		1,360,194

Revolving Home Equity Loans
The Company also has revolving home equity loans that are generally collateralized by residential real estate. Most of these loans (93.8%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As shown in the tables below, the percentage of loans with LTV ratios greater than 80% has remained a small segment of this portfolio, and delinquencies have been low and stable. The weighted average FICO score for the total current portfolio balance is 740. At maturity, the accounts are re-underwritten and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit, or to convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. Over the next four years, approximately 57% of the Company's current outstanding balances are expected to mature. Of these balances, 79% have a FICO score above 700. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

(Dollars in thousands)	Principal Outstanding at December 31, 2013	*	New Lines Originated During 2013	*	Unused Portion of Available Lines at December 31, 2013	*	Balances Over 30 Days Past Due	*
Loans with interest only payments	$394,714	93.8%	$44,348	10.5%	$656,679	156.1%	$4,284	1.0%
Loans with LTV:
Between 80% and 90%	42,162	10.0	10,767	2.6	36,274	8.6	284.1
Over 90%	12,212	2.9	1,941.4		10,312	2.5	163	—
Over 80% LTV	54,374	12.9	12,708	3.0	46,586	11.1	447.1
Total loan portfolio from which above loans were identified	420,589		157,197		686,105
* Percentage of total principal outstanding of $420.6 million at December 31, 2013.

(Dollars in thousands)	Principal Outstanding at December 31, 2012	*	New Lines Originated During 2012	*	Unused Portion of Available Lines at December 31, 2012	*	Balances Over 30 Days Past Due *
Loans with interest only payments	$409,593	93.6%	$60,673	13.9%	$637,677	145.7%	$4,011.9%
Loans with LTV:
Between 80% and 90%	45,698	10.4	9,747	2.2	36,568	8.4	462.1
Over 90%	15,310	3.5	1,528.4		11,320	2.5	358.1
Over 80% LTV	61,008	13.9	11,275	2.6	47,888	10.9	820.2
Total loan portfolio from which above loans were identified	437,567		135,657		649,963
* Percentage of total principal outstanding of $437.6 million at December 31, 2012.

Fixed Rate Home Equity Loans
In addition to the residential real estate mortgage loans and the revolving floating rate line product discussed above, the Company offers a third choice to those consumers desiring a fixed rate loan and a fixed maturity date. This fixed rate home equity loan, typically for home repair or remodeling, is an alternative for individuals who want to finance a specific project or purchase and decide to lock in a specific monthly payment over a defined period. Outstanding balances for these loans were $284.9 million and $210.1 million at December 31, 2013 and 2012, respectively. At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, only 2% of this portfolio was comprised of interest only loans at both December 31, 2013 and 2012. The delinquency history on this product has been low, as balances over 30 days past due totaled only $3.5 million, or 1.2% of the portfolio, at year end 2013 and $2.0 million, or .9% of the portfolio, at year end 2012.

	2013				2012
(Dollars in thousands)	Principal Outstanding at December 31	*	New Loans Originated	*	Principal Outstanding at December 31	*	New Loans Originated	*
Loans with interest only payments	$5,246	1.8%	$6,530	2.3%	$4,128	2.0%	$5,464	2.6%
Loans with LTV:
Between 80% and 90%	52,355	18.4	30,893	10.8	36,427	17.3	26,438	12.6
Over 90%	20,589	7.2	11,652	4.1	17,561	8.4	6,628	3.1
Over 80% LTV	72,944	25.6	42,545	14.9	53,988	25.7	33,066	15.7
Total loan portfolio from which above loans were identified	284,867				210,064
* Percentage of total principal outstanding of $284.9 million and $210.1 million at December 31, 2013 and 2012, respectively.

Management does not believe these loans collateralized by real estate (revolving home equity, personal real estate, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs in 2013 of $986 thousand, $1.2 million and $318 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans
Within the consumer loan portfolio are several direct and indirect product lines comprised mainly of loans secured by automobiles, marine, and RVs. During 2013, $507.7 million of new automobile loans were originated, compared to $440.2 million during 2012. Marine and RV loan production has been significantly curtailed in recent years with few new originations. The loss ratios experienced for marine and RV loans have been higher than for other consumer loan products, at 1.3% and 1.8% in 2013 and 2012, respectively. Balances over 30 days past due are relatively unchanged at year end 2013 compared to 2012. The table below provides the total outstanding principal and other data for this group of direct and indirect lending products at December 31, 2013 and 2012.

	2013			2012
(In thousands)	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due	Principal Outstanding at December 31	New Loans Originated	Balances Over 30 Days Past Due
Automobiles	$749,970	$507,678	$7,220	$569,616	$440,206	$4,454
Marine	68,162	2,765	2,860	88,858	1,450	2,948
RV	184,969	11	4,317	238,991	—	4,443
Total	$1,003,101	$510,454	$14,397	$897,465	$441,656	$11,845

Additionally, the Company offers low introductory rates on selected consumer credit card products. Out of a portfolio at December 31, 2013 of $796.2 million in consumer credit card loans outstanding, approximately $167.8 million, or 21.1%, carried a low introductory rate. Within the next six months, $46.4 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Investment Securities Analysis
Investment securities are comprised of securities which are classified as available for sale, non-marketable, or trading. During 2013, total investment securities decreased $404.2 million, or 4.3%, to $9.0 billion (excluding unrealized gains/losses) compared to $9.4 billion at the previous year end. During 2013, securities of $2.2 billion were purchased in the available for sale and non-marketable portfolios, which included $1.0 billion in asset-backed securities. Total sales, maturities and pay downs in these portfolios were $2.6 billion during 2013. During 2014, maturities and pay downs of approximately $1.6 billion are expected to occur. The average tax equivalent yield earned on total investment securities was 2.30% in 2013 and 2.55% in 2012.

At December 31, 2013, the fair value of available for sale securities was $8.9 billion, including a net unrealized gain in fair value of $41.1 million, compared to a net unrealized gain of $263.7 million at December 31, 2012. The overall unrealized gain in fair value at December 31, 2013 included gains of $28.5 million in agency mortgage-backed securities, $10.4 million in non-agency mortgage-backed securities, and $33.9 million in equity securities held by the Parent. These gains were partially offset by unrealized losses of $25.0 million in government-sponsored enterprise obligations.

Available for sale investment securities at year end for the past two years are shown below:

	December 31
(In thousands)	2013	2012
Amortized Cost
U.S. government and federal agency obligations	$498,226	$399,971
Government-sponsored enterprise obligations	766,802	467,063
State and municipal obligations	1,624,195	1,585,926
Agency mortgage-backed securities	2,743,803	3,248,007
Non-agency mortgage-backed securities	236,595	224,223
Asset-backed securities	2,847,368	3,152,913
Other debt securities	147,581	174,727
Equity securities	9,970	5,695
Total available for sale investment securities	$8,874,540	$9,258,525
Fair Value
U.S. government and federal agency obligations	$505,696	$438,759
Government-sponsored enterprise obligations	741,766	471,574
State and municipal obligations	1,619,171	1,615,707
Agency mortgage-backed securities	2,772,338	3,380,955
Non-agency mortgage-backed securities	246,983	237,011
Asset-backed securities	2,844,071	3,167,394
Other debt securities	141,757	177,752
Equity securities	43,898	33,096
Total available for sale investment securities	$8,915,680	$9,522,248

The available for sale portfolio consists of agency mortgage-backed securities, which are collateralized bonds issued by agencies, including FNMA, GNMA, FHLMC, FHLB, Federal Farm Credit Banks and FDIC. Non-agency mortgage-backed securities totaled $247.0 million, at fair value, at December 31, 2013, and included Alt-A type mortgage-backed securities of $79.7 million and prime/jumbo loan type securities of $84.4 million. Certain of the non-agency mortgage-backed securities are other-than-temporarily impaired, and the processes for determining impairment and the related losses are discussed in Note 4 to the consolidated financial statements.

At December 31, 2013, U.S. government obligations included $505.6 million in U.S. Treasury inflation-protected securities, and state and municipal obligations included $127.7 million in auction rate securities, at fair value. Other debt securities include corporate bonds, notes and commercial paper. Available for sale equity securities are mainly comprised of common stock held by the Parent which totaled $37.2 million at December 31, 2013.

The types of debt securities in the available for sale security portfolio are presented in the table below. Additional detail by maturity category is provided in Note 4 to the consolidated financial statements.

	December 31, 2013
	Percent of Total Debt Securities	Weighted Average Yield	Estimated Average Maturity*
Available for sale debt securities:
U.S. government and federal agency obligations	5.7%	1.05%	5.3	years
Government-sponsored enterprise obligations	8.4	1.65	6.2
State and municipal obligations	18.2	2.42	6.2
Agency mortgage-backed securities	31.2	2.74	3.9
Non-agency mortgage-backed securities	2.8	4.51	4.4
Asset-backed securities	32.1	.88	2.4
Other debt securities	1.6	2.40	5.9
*Based on call provisions and estimated prepayment speeds.

Non-marketable securities, which totaled $107.3 million at December 31, 2013, included $32.2 million in Federal Reserve Bank stock and $14.3 million in Federal Home Loan Bank (Des Moines) stock held by the bank subsidiary in accordance with debt and regulatory requirements. These are restricted securities which, lacking a market, are carried at cost. Other non-marketable securities also include private equity securities which are carried at estimated fair value.

The Company engages in private equity activities primarily through several private equity subsidiaries. These subsidiaries hold investments in various business entities, which are carried at fair value and totaled $56.6 million at December 31, 2013. In addition to investments held by its private equity subsidiaries, the Parent directly holds investments in several private equity concerns, which totaled $3.3 million at year end 2013. Most of the private equity investments are not readily marketable. While the nature of these investments carries a higher degree of risk than the normal lending portfolio, this risk is mitigated by the overall size of the investments and oversight provided by management, and management believes the potential for long-term gains in these investments outweighs the potential risks. Most of the private equity investments are held by a subsidiary qualified as a Small Business Investment Company.

Non-marketable securities at year end for the past two years are shown below:

	December 31
(In thousands)	2013	2012
Debt securities	$28,485	$32,068
Equity securities	78,839	86,582
Total non-marketable investment securities	$107,324	$118,650

In addition to its holdings in the investment securities portfolio, the Company holds long-term securities purchased under agreements to resell, which totaled $1.2 billion at December 31, 2013 and 2012. These investments mature in 2014 through 2016, and most have rates that fluctuate with published indices within a fixed range. The counterparties to these agreements are other financial institutions from whom the Company has accepted collateral of $1.2 billion in marketable investment securities at December 31, 2013. The average rate earned on these agreements during 2013 was 1.60%.

The Company also holds $300.0 million in offsetting repurchase and resell agreements at December 31, 2013, which are further discussed in Note 19 to the consolidated financial statements. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have been offset against each other in the balance sheet, as permitted under current accounting guidance. The agreements mature in 2014 through 2015 and earned an average of 78 basis points during 2013.

Deposits and Borrowings
Deposits are the primary funding source for the Bank and are acquired from a broad base of local markets, including both individual and corporate customers. Total deposits were $19.0 billion at December 31, 2013, compared to $18.3 billion last year, reflecting an increase of $698.7 million, or 3.8%. Most of this growth occurred in the fourth quarter of 2013. Included in the increase are balances of $232.3 million acquired in the Summit transaction. Excluding these balances, total deposits grew 2.6% year over year and reflect a stabilization of the higher growth activity in 2012 and 2011.

Average deposits grew by $1.2 billion, or 7.3%, in 2013 compared to 2012 with most of this growth occurring in business demand deposits, which grew $402.4 million, or 9.9%, and in money market deposits, which increased $579.1 million, or 7.1%. Certificates of deposit with balances under $100,000 fell on average by $82.2 million, or 7.4%, while certificates of deposit over $100,000 increased by $198.6 million, or 16.8%.

The following table shows year end deposits by type as a percentage of total deposits.

	December 31
	2013	2012
Non-interest bearing	35.4%	34.3%
Savings, interest checking and money market	53.1	53.5
Time open and C.D.’s of less than $100,000	5.2	5.9
Time open and C.D.’s of $100,000 and over	6.3	6.3
Total deposits	100.0%	100.0%

Core deposits, which include non-interest bearing, interest checking, savings, and money market deposits, supported 75% of average earning assets in 2013 and 74% in 2012. Average balances by major deposit category for the last six years appear on page 50. A maturity schedule of time deposits outstanding at December 31, 2013 is included in Note 7 on Deposits in the consolidated financial statements.

The Company’s primary sources of overnight borrowings are federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Balances in these accounts can fluctuate significantly on a day-to-day basis and generally have one day maturities. These short-term balances totaled $996.6 million at December 31, 2013. The Company also holds $350.0 million in long-term structured repurchase agreements that will mature throughout 2014. Total balances of federal funds purchased and repurchase agreements outstanding at year end 2013 were $1.3 billion, a $263.0 million increase over the $1.1 billion balance outstanding at year end 2012. On an average basis, these borrowings increased $108.7 million, or 9.2%, during 2013, with increases of $97.8 million in federal funds purchased and $10.9 million in repurchase agreements. The average rate paid on total federal funds purchased and repurchase agreements was .06% during 2013 and .07% during 2012.

Most of the Company’s long-term debt is comprised of fixed rate advances from the FHLB. These borrowings increased to $105.3 million at December 31, 2013, from $103.7 million outstanding at December 31, 2012. The average rate paid on FHLB advances was 3.56% and 3.60% during 2013 and 2012, respectively. Most of the remaining balance outstanding at December 31, 2013 is due in 2017.

Liquidity and Capital Resources
Liquidity Management
Liquidity is managed within the Company in order to satisfy cash flow requirements of deposit and borrowing customers while at the same time meeting its own cash flow needs. The Company has taken numerous steps to address liquidity risk and has developed a variety of liquidity sources which it believes will provide the necessary funds for future growth. The Company manages its liquidity position through a variety of sources including:

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
During 2013, the Company saw faster growth in average loans (up 9.9%) than in deposits (up 7.3%), and maturities of marketable securities were largely used to fund loan growth, rather than reinvested in the portfolio. As a result, the Company’s average loans to deposits ratio, one measure of liquidity, increased to 57.1% in 2013 from 55.8% in 2012.

The Company’s most liquid assets include available for sale marketable investment securities, federal funds sold, balances at the Federal Reserve Bank, and securities purchased under agreements to resell (resell agreements). At December 31, 2013 and 2012, such assets were as follows:

(In thousands)	2013	2012
Available for sale investment securities	$8,915,680	$9,522,248
Federal funds sold	43,845	27,595
Long-term securities purchased under agreements to resell	1,150,000	1,200,000
Balances at the Federal Reserve Bank	707,249	179,164
Total	$10,816,774	$10,929,007

Federal funds sold are funds lent to the Company’s correspondent bank customers with overnight maturities, and totaled $43.8 million at December 31, 2013. At December 31, 2013, the Company had lent funds totaling $1.2 billion under long-term resell agreements to other large financial institutions. The agreements mature in 2014 through 2016. Under these agreements, the Company holds marketable securities, safekept by a third-party custodian, as collateral, which totaled $1.2 billion in fair value at December 31, 2013. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $707.2 million at December 31, 2013. The Company’s available for sale investment portfolio includes scheduled maturities and expected pay downs of approximately $1.6 billion during 2014, and these funds offer substantial resources to meet either new loan demand or help offset reductions in the Company’s deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, repurchase agreements, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. At December 31, 2013 and 2012, total investment securities pledged for these purposes were as follows:

(In thousands)	2013	2012
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$505,690	$604,121
FHLB borrowings and letters of credit	58,445	46,732
Repurchase agreements	2,814,597	2,105,867
Other deposits	1,646,562	1,550,114
Total pledged securities	5,025,294	4,306,834
Unpledged and available for pledging	2,339,549	3,428,781
Ineligible for pledging	1,550,837	1,786,633
Total available for sale securities, at fair value	$8,915,680	$9,522,248
Liquidity is also available from the Company’s large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At December 31, 2013, such deposits totaled $16.9 billion and represented 88.5% of the Company’s total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. Total core deposits increased $741.1 million in 2013, with growth of $609.2 million in corporate core deposits and $131.9 million in consumer core deposits. Much of this growth occurred in the fourth quarter of 2013, reflecting seasonal patterns. While the Company considers core consumer deposits less volatile, corporate deposits could decline if interest rates increase significantly or if corporate customers increase investing activities and reduce deposit balances. If these corporate deposits decline, the Company's funding needs can be met by liquidity supplied by the investment security portfolio, totaling $1.6 billion as noted above. In addition, as shown on page 39, the Company has borrowing capacity of $3.4 billion through advances from the FHLB and the Federal Reserve.

(In thousands)	2013	2012
Core deposit base:
Non-interest bearing	$6,750,674	$6,299,903
Interest checking	1,113,110	976,144
Savings and money market	8,995,126	8,841,799
Total	$16,858,910	$16,117,846

Time open and certificates of deposit of $100,000 or greater totaled $1.2 billion at December 31, 2013. These deposits are normally considered more volatile and higher costing and comprised 6.3% of total deposits at December 31, 2013.

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are mainly comprised of federal funds purchased, repurchase agreements, and advances from the FHLB, as follows:

(In thousands)	2013	2012
Borrowings:
Federal funds purchased	$24,795	$24,510
Repurchase agreements	1,321,763	1,059,040
FHLB advances	105,310	103,710
Total	$1,451,868	$1,187,260

Federal funds purchased, which totaled $24.8 million at December 31, 2013, are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Repurchase agreements are secured by a portion of the Company’s investment portfolio and are comprised of both non-insured customer funds, totaling $971.8 million at December 31, 2013, and structured repurchase agreements of $350.0 million. Customer repurchase agreements are offered to customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature. The structured repurchase agreements were borrowed from an upstream financial institution and are due in 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $105.3 million at December 31, 2013. All of these advances have fixed interest rates, with the majority maturing in 2017. The overall long-term debt position of the Company is small relative to its overall liability position.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged and permits borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at December 31, 2013.

	December 31, 2013
(In thousands)	FHLB	Federal Reserve	Total
Total collateral value pledged	$2,382,076	$1,507,280	$3,889,356
Advances outstanding	(105,310)	—	(105,310)
Letters of credit issued	(353,010)	—	(353,010)
Available for future advances	$1,923,756	$1,507,280	$3,431,036

The Company’s average loans to deposits ratio was 57.1% at December 31, 2013, which is considered in the banking industry to be a measure of strong liquidity. Also, the Company receives outside ratings from both Standard & Poor’s and Moody’s on both the consolidated company and its subsidiary bank, Commerce Bank. These ratings are as follows:

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash and cash equivalents of $489.7 million in 2013, as reported in the consolidated statements of cash flows on page 58 of this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $360.9 million and has historically been a stable source of funds. Investing activities used total cash of $713.7 million in 2013 and consisted mainly of purchases and maturities of available for sale investment securities, changes in long-term securities purchased under agreements to resell, and changes in the level of the Company’s loan portfolio. Growth in the loan portfolio used cash of $938.2 million. Net sales, pay downs and maturities in the investment securities portfolio provided cash of $147.3 million, net repayments of long-term resell agreements provided cash of $50.0 million, and cash of $47.6 million was acquired in the Summit Bancshares, Inc. transaction. Investing activities are somewhat unique to financial institutions in that, while large sums of cash flow are normally used to fund growth in investment securities, loans, or other bank assets, they are normally dependent on the financing activities described below.

Financing activities provided total cash of $842.4 million, primarily resulting from a $719.2 million increase in deposits and a net increase of $263.0 million in borrowings of federal funds purchased and repurchase agreements. This increase to cash was partly offset by purchases of treasury stock of $69.4 million and cash dividend payments of $82.1 million. Future short-term liquidity needs for daily operations are not expected to vary significantly, and the Company maintains adequate liquidity to meet these cash flows. The Company’s sound equity base, along with its low debt level, common and preferred stock availability, and excellent debt ratings, provide several alternatives for future financing. Future acquisitions may utilize partial funding through one or more of these options.

Cash flows resulting from the Company’s transactions in its common stock were as follows:

(In millions)	2013	2012	2011
Exercise of stock-based awards and sales to affiliate non-employee directors	$10.2	$15.6	$15.3
Purchases of treasury stock	(69.4)	(104.9)	(101.2)
Cash dividends paid	(82.1)	(211.6)	(79.1)
Cash used	$(141.3)	$(300.9)	$(165.0)

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

(In millions)	2013	2012	2011
Dividends received from subsidiaries	$200.4	$235.0	$180.1
Management fees	20.7	23.7	19.3
Total	$221.1	$258.7	$199.4

These sources of funds are used mainly to pay cash dividends on outstanding common stock, pay general operating expenses, and purchase treasury stock. At December 31, 2013, the Parent’s available for sale investment securities totaled $57.8 million at fair value, consisting of common stock and non-agency backed collateralized mortgage obligations. To support its various funding commitments, the Parent maintains a $20.0 million line of credit with its subsidiary bank. There were no borrowings outstanding under the line during 2013 or 2012.

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

Capital Management
The Company maintains strong regulatory capital ratios, including those of its banking subsidiary, in excess of the “well-capitalized” guidelines under federal banking regulations. The Company’s capital ratios at the end of the last three years are as follows:

	2013	2012	2011	Well-Capitalized Regulatory Guidelines
Regulatory risk-based capital ratios:
Tier I capital	14.06%	13.60%	14.71%	6.00%
Total capital	15.28	14.93	16.04	10.00
Leverage ratio	9.43	9.14	9.55	5.00
Tangible common equity to assets	9.00	9.25	9.91
Dividend payout ratio	31.51	79.48	31.06

The Company’s regulatory risked-based capital amounts and risk-weighted assets at the end of the last three years are as follows:

(In thousands)	2013	2012	2011
Regulatory risk-based capital:
Tier I capital	$2,061,761	$1,906,203	$1,928,690
Tier II capital	177,875	185,938	174,711
Total capital	2,239,636	2,092,141	2,103,401
Total risk-weighted assets	14,660,536	14,015,648	13,115,261

The Company maintains a stock buyback program and purchases stock in the market under authorizations by its Board of Directors. At a July 2013 meeting, the Board of Directors approved the purchase of additional shares, bringing the total shares authorized for future purchase to 4,000,000 shares. During 2013 the Company purchased 1,741,806 shares of stock at an average cost of $39.82 per share. At December 31, 2013, 3,492,265 shares remained available for purchase under the current Board authorization.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment options. The Company paid a special cash dividend of $1.36 per share in the fourth quarter of 2012, and the regular per share cash dividends increased 2.7% in 2013 compared with 2012. The Company also paid its twentieth consecutive annual 5% stock dividend in December 2013. The Board of Directors approved a 5% increase in the first quarter 2014 cash dividend.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements
In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments totaling $8.4 billion (including approximately $3.8 billion in unused approved credit card lines) and the contractual amount of standby letters of credit totaling $325.6 million at December 31, 2013. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. Management does not anticipate any material losses arising from commitments or contingent liabilities and believes there are no material commitments to extend credit that represent risks of an unusual nature.

A table summarizing contractual cash obligations of the Company at December 31, 2013 and the expected timing of these payments follows:

	Payments Due by Period
(In thousands)	In One Year or Less	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Long-term debt obligations, including structured repurchase agreements*	$351,178	$4,132	$100,000	$—	$455,310
Operating lease obligations	5,850	8,984	6,172	16,300	37,306
Purchase obligations	59,232	106,843	98,929	12,272	277,276
Time open and C.D.’s *	1,740,247	362,024	84,400	1,767	2,188,438
Total	$2,156,507	$481,983	$289,501	$30,339	$2,958,330
* Includes principal payments only.

As of December 31, 2013, the Company had unrecognized tax benefits of $1.4 million. This liability for unrecognized tax benefits represents an estimate of tax positions that the Company has taken in its tax returns which may not be sustained upon examination by taxing authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the table above. Further information about these benefits is located in Note 9 to the consolidated financial statements.

The Company funds a defined benefit pension plan for a portion of its employees. Under the funding policy for the plan, contributions are made as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. During 2012, the Company made a discretionary contribution of $1.5 million to its defined benefit pension plan in order to reduce pension guarantee premiums. No contributions were made to the plan in 2013, and the Company is not required nor does it expect to make a contribution in 2014.

The Company has investments in several low-income housing partnerships within the areas it serves. These partnerships supply funds for the construction and operation of apartment complexes that provide affordable housing to that segment of the population with lower family income. If these developments successfully attract a specified percentage of residents falling in that lower income range, federal (and sometimes state) income tax credits are made available to the partners. The tax credits are normally recognized over ten years, and they play an important part in the anticipated yield from these investments. In order to continue receiving the tax credits each year over the life of the partnership, the low-income residency targets must be maintained. Under the terms of the partnership agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements, which ranges from 10 to 15 years. At December 31, 2013, the funded investments totaled $13.9 million and are recorded as other assets in the Company’s consolidated balance sheet. Additional unfunded commitments, which are recorded as liabilities, amounted to $11.8 million at December 31, 2013.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2013, purchases and sales of tax credits amounted to $65.1 million and $59.6 million, respectively. At December 31, 2013, the Company had outstanding purchase commitments totaling $181.8 million.

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

The Company’s main interest rate measurement tool, income simulations, projects net interest income under various rate change scenarios in order to quantify the magnitude and timing of potential rate-related changes. Income simulations are able to capture option risks within the balance sheet where expected cash flows may be altered under various rate environments. Modeled rate movements include “shocks, ramps and twists”. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting rates up and down, while ramps measure the impact of gradual changes and twists measure yield curve risk. The size of the balance sheet is assumed to remain constant so that results are not influenced by growth predictions. The following table shows the expected effect that gradual basis point shifts in the swap curve over a twelve month period would have on the Company’s net interest income, given a static balance sheet.

	December 31, 2013		September 30, 2013		December 31, 2012
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	($5.0)	(.81)%	($6.7)	(1.12)%	($2.1)	(.36)%
200 basis points rising	1.0	.17	(.8)	(.13)	3.1	.51
100 basis points rising	3.4	.56	1.8	.30	4.9	.82

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

Under the above scenarios at December 31, 2013, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $3.4 million, or .56%, and a rise of 200 basis points is expected to increase net interest income by $1.0 million, or .17%. Under a 300 basis points rising rate scenario, net interest income would decrease by $5.0 million, or .81%. Due to the already low interest rate environment, the Company did not model falling rate scenarios. The change in net interest income from the base calculation at December 31, 2013 for the three scenarios shown was higher than projections made at September 30, 2013, largely due to a change in the mix of interest bearing liabilities. Short-term borrowings of federal funds purchased and repurchase agreements, in addition to short-term certificates of deposit, are generally more rate-sensitive, and these balances declined from the previous quarter. They were replaced by higher balances of demand and money market deposits, which are less rate-sensitive. This change resulted in a more asset-sensitive risk pattern and improving income projections. As shown in the above scenarios, as rates rise from 100 to 300 basis points, the effect on projected net interest income generally becomes more negative. This occurs because, in the higher rate scenarios, the non-contractual deposits are modeled to become more rate sensitive, resulting in margin compression. Also, these scenarios project deposit run-off which is replaced by higher costing short-term borrowings. Rising rates also tend to slow prepayments of both residential mortgage loans and mortgage-backed securities, which also negatively affects net interest income.

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

Derivative Financial Instruments
The Company maintains an overall interest rate risk management strategy that permits the use of derivative instruments to modify exposure to interest rate risk. The Company’s interest rate risk management strategy includes the ability to modify the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. As of December 31, 2013, the Company had entered into two interest rate swaps with a notional amount of $12.2 million which are designated as fair value hedges of certain fixed rate loans. The Company also sells swap contracts to customers who wish to modify their interest rate sensitivity. The Company offsets the interest rate risk of these swaps by purchasing matching contracts with offsetting pay/receive rates from other financial institutions. The notional amount of these types of swaps at December 31, 2013 was $584.8 million.

Credit risk participation agreements arise when the Company contracts, as a guarantor or beneficiary, with other financial institutions to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.

The Company enters into foreign exchange derivative instruments as an accommodation to customers and offsets the related foreign exchange risk by entering into offsetting third-party forward contracts with approved, reputable counterparties. In addition, the Company takes proprietary positions in such contracts based on market expectations. This trading activity is managed within a policy of specific controls and limits. Most of the foreign exchange contracts outstanding at December 31, 2013 mature within six months.

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

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2013 and 2012. Notional amount, along with the other terms of the derivative, is used to determine the amounts to be exchanged between the counterparties. Because the notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk.

	2013			2012
(In thousands)	Notional Amount	Positive Fair Value	Negative Fair Value	Notional Amount	Positive Fair Value	Negative Fair Value
Interest rate swaps	$596,933	$11,428	$(11,729)	$435,542	$16,334	$(17,060)
Interest rate caps	9,736	1	(1)	27,736	1	(1)
Credit risk participation agreements	52,456	4	(69)	43,243	9	(196)
Foreign exchange contracts	81,207	1,547	(1,530)	47,897	396	(461)
Total at December 31	$740,332	$12,980	$(13,329)	$554,418	$16,740	$(17,718)

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

The table below is a summary of segment pre-tax income results for the past three years.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2013:
Net interest income	$268,283	$288,722	$40,194	$597,199	$22,173	$619,372
Provision for loan losses	(34,277)	3,772	(688)	(31,193)	10,840	(20,353)
Non-interest income	113,377	186,446	116,765	416,588	1,798	418,386
Investment securities losses, net	—	—	—	—	(4,425)	(4,425)
Non-interest expense	(270,209)	(235,346)	(96,530)	(602,085)	(27,548)	(629,633)
Income before income taxes	$77,174	$243,594	$59,741	$380,509	$2,838	$383,347
Year ended December 31, 2012:
Net interest income	$274,844	$290,968	$39,498	$605,310	$34,596	$639,906
Provision for loan losses	(35,496)	(2,824)	(695)	(39,015)	11,728	(27,287)
Non-interest income	114,307	179,824	108,472	402,603	(2,973)	399,630
Investment securities gains, net	—	—	—	—	4,828	4,828
Non-interest expense	(266,740)	(226,935)	(90,659)	(584,334)	(34,135)	(618,469)
Income before income taxes	$86,915	$241,033	$56,616	$384,564	$14,044	$398,608
2013 vs 2012
Increase (decrease) in income before income taxes:
Amount	$(9,741)	$2,561	$3,125	$(4,055)	$(11,206)	$(15,261)
Percent	(11.2)%	1.1%	5.5%	(1.1)%	(79.8)%	(3.8)%
Year ended December 31, 2011:
Net interest income	$283,555	$283,790	$38,862	$606,207	$39,863	$646,070
Provision for loan losses	(47,273)	(16,195)	(712)	(64,180)	12,665	(51,515)
Non-interest income	131,253	162,533	101,836	395,622	(2,705)	392,917
Investment securities gains, net	—	—	—	—	10,812	10,812
Non-interest expense	(269,435)	(221,273)	(89,108)	(579,816)	(37,433)	(617,249)
Income before income taxes	$98,100	$208,855	$50,878	$357,833	$23,202	$381,035
2012 vs 2011
Increase (decrease) in income before income taxes:
Amount	$(11,185)	$32,178	$5,738	$26,731	$(9,158)	$17,573
Percent	(11.4)%	15.4%	11.3%	7.5%	(39.5)%	4.6%

Consumer
The Consumer segment includes consumer deposits, consumer finance, and consumer debit and credit cards. Pre-tax profitability for 2013 was $77.2 million, a decrease of $9.7 million, or 11.2%, from 2012. This decrease was mainly due to a decline of $6.6 million, or 2.4%, in net interest income, coupled with an increase of $3.5 million, or 1.3%, in non-interest expense. In addition, non-interest income decreased $930 thousand, while the provision for loan losses decreased $1.2 million, or 3.4%. Net interest income declined due to a $4.7 million decrease in loan interest income and a $7.3 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $5.3 million in deposit interest expense. Non-interest income decreased mainly due to declines in deposit account fees (mainly overdraft charges), mortgage banking revenue, and ATM fees, but the declines were partly offset by growth in bank card fees. Non-interest expense increased over the prior year due to higher corporate management fees, bank card related expense, building rent expense and credit card fraud losses, partly offset by lower incentive compensation expense and allocated building security expense. The provision for loan losses totaled $34.3 million, a $1.2 million decrease from 2012, which was mainly due to lower losses on marine and RV loans. Total average loans in this segment increased $170.8 million, or 7.1%, in 2013 compared to the prior year due to growth in auto loan originations, partly offset by repayments of marine and RV loans. Average deposits increased 5.7% over the prior year, resulting mainly from growth in interest checking and money market deposit accounts, partly offset by a decline in certificates of deposit under $100,000.

Pre-tax profitability for 2012 was $86.9 million, a decrease of $11.2 million, or 11.4%, from 2011. This decrease was mainly due to a decline of $8.7 million, or 3.1%, in net interest income, coupled with a decline of $16.9 million, or 12.9%, in non-interest income. These income reductions were partly offset by a decrease of $11.8 million in the provision for loan losses and a $2.7 million decrease in non-interest expense. Net interest income declined due to a $7.9 million decrease in loan interest income and a $9.8 million decrease in net allocated funding credits, partly offset by a decline of $9.0 million in deposit interest expense. Non-interest income decreased mainly due to declines in bank card fee income (primarily debit card fees) and deposit account fees (mainly overdraft charges). Non-interest expense declined from the same period in the previous year due to lower FDIC insurance expense and corporate management fees, partly offset by higher salaries expense. The provision for loan losses totaled $35.5 million, an $11.8 million decrease from 2011, which was due mainly to lower losses on consumer credit card loans and marine and RV loans. Total average loans decreased 3.0% in 2012 compared to the prior year due to declines in held for sale student loans and personal real estate loans. Consumer loans grew, however, due to auto loan growth, which was partly offset by declining marine and RV loans. Average deposits increased 4.2% over the prior period, due mainly to money market and interest checking account growth, partly offset by lower balances of certificates of deposit under $100,000.

Commercial
The Commercial segment provides corporate lending (including the Small Business Banking product line within the branch network), leasing, international services, and business, government deposit, and related commercial cash management services, as well as merchant and commercial bank card products. The segment includes the Capital Markets Group, which sells fixed-income securities to individuals, corporations, correspondent banks, public institutions, and municipalities, and also provides investment safekeeping and bond accounting services. Pre-tax income for 2013 increased $2.6 million, or 1.1%, compared to the prior year, mainly due to higher non-interest income and a decline in the provision for loan losses, partly offset by higher non-interest expense and a decline in net interest income. Net interest income decreased $2.2 million, due to a $5.7 million decline in loan interest income, partly offset by higher net allocated funding credits of $3.0 million. Non-interest income increased by $6.6 million, or 3.7%, over the previous year due to growth in bank card fees (mainly corporate card), partly offset by lower capital market fees. Growth was also seen in corporate cash management fees and tax credit sales fees. Non-interest expense increased $8.4 million, or 3.7%, over the previous year, mainly due to higher full-time salaries expense, a provision recorded on a letter of credit exposure, and higher bank card related expense. These expense increases were partly offset by higher gains on sales of foreclosed property, lower incentive compensation, and lower processing costs. The provision for loan losses declined $6.6 million from last year, as business real estate loan net charge-offs declined $4.2 million and construction and land loan net recoveries increased $4.4 million, while business loan recoveries decreased by $1.6 million. Average segment loans increased $476.0 million, or 8.4%, compared to 2012 as a result of growth in all commercial loan categories. Average deposits increased $542.7 million, or 8.7%, due to growth in non-interest bearing accounts and certificates of deposit over $100,000.
In 2012, pre-tax profitability for the Commercial segment increased $32.2 million, or 15.4%, compared to the prior year, mainly due to a lower provision for loan losses and growth in net interest income and non-interest income. Net interest income increased $7.2 million, or 2.5%, due to higher net allocated funding credits of $15.4 million (related to higher average deposit balances), partly offset by a $10.1 million decline in loan interest income. The provision for loan losses in the segment totaled $2.8 million in 2012, a decrease of $13.4 million from 2011. During 2012, net recoveries of $2.5 million were recorded on business loans, compared to net charge-offs of $4.7 million in 2011. This decline in net charge-offs was partly due to recoveries of $3.6 million on two non-performing loans in 2012. In addition, net charge-offs on construction loans decreased $7.2 million. Non-interest income increased by $17.3 million, or 10.6.%, over the previous year due to growth in bank card fees (mainly corporate card), capital market fees and tax credit sales revenue. Non-interest expense increased $5.7 million, or 2.6%, over 2011, mainly due to higher salaries expense and bank card related expenses, partly offset by lower corporate management fees. Average segment loans increased 1.0% compared to 2011 as a result of a growth in business real estate, lease and tax-free loans, partly offset by a decline in construction loans. Average deposits increased 11.5% due to growth in non-interest bearing accounts, money market deposit accounts and interest checking accounts, partly offset by a decline in certificates of deposit over $100,000.

Wealth
The Wealth segment provides traditional trust and estate planning, advisory and discretionary investment management services, brokerage services, and includes Private Banking accounts. At December 31, 2013, the Trust group managed investments with a market value of $20.4 billion and administered an additional $14.8 billion in non-managed assets. It also provides investment management services to The Commerce Funds, a series of mutual funds with $1.8 billion in total assets at December 31, 2013. Wealth segment pre-tax profitability for 2013 was $59.7 million, compared to $56.6 million in 2012, an increase of $3.1 million, or 5.5%. Net interest income increased $696 thousand, or 1.8%, mainly due to a $1.2 million decline in deposit interest expense and an increase of $529 thousand in loan interest income, which were partly offset by a $1.1 million decrease in net allocated funding credits. Non-interest income increased $8.3 million, or 7.6%, over the prior year due to higher personal and institutional trust fees and brokerage advisory fees. Non-interest expense increased $5.9 million, or 6.5%, mainly due to higher full-time salary costs, incentive compensation and processing costs. Average assets increased $112.4 million, or 15.1%, during 2013 mainly due to higher loan balances (mainly consumer and personal real estate loans) originated in this segment. Average deposits also increased $195.9 million, or 11.6%, due to growth in money market and interest checking deposit accounts.

In 2012, pre-tax income for the Wealth segment was $56.6 million compared to $50.9 million in 2011, an increase of $5.7 million, or 11.3%. Net interest income increased $636 thousand, or 1.6%, and was impacted by a $1.8 million decline in deposit interest expense, partly offset by a $1.0 million decrease in net allocated funding credits. Non-interest income increased $6.6 million, or 6.5%, over the prior year due to higher personal and institutional trust fees. Non-interest expense increased $1.6 million, or 1.7%, mainly due to higher salary and benefit costs, partly offset by lower fraud losses and legal and professional fees. Average assets increased $62.9 million, or 9.2%, during 2012 mainly due to higher loan balances, while average deposits increased $158.5 million, or 10.3%, on higher money market and interest checking accounts.

The segment activity, as shown above, includes both direct and allocated items. Amounts in the “Other/Elimination” column include activity not related to the segments, such as certain administrative functions, the investment securities portfolio, and the effect of certain expense allocations to the segments. Also included in this category is the difference between the Company’s provision for loan losses and net loan charge-offs, which are generally assigned directly to the segments. In 2013, the pre-tax income in this category was $2.8 million, compared to $14.0 million in 2012. This decrease occurred partly due to a $12.4 million decline in net interest income in this category, related to the earnings of the investment portfolio and interest expense on borrowings not allocated to a segment. In addition, unallocated securities gains declined $9.3 million, while unallocated non-interest expense was lower by $6.6 million.

Impact of Recently Issued Accounting Standards

Other Comprehensive Income In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements (see Note 12 to the consolidated financial statements).

Balance Sheet In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities". The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" was issued in January 2013, and amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs were effective for annual and interim periods beginning January 1, 2013, and their required disclosures are included in the accompanying Note 19 to the consolidated financial statements.

Investment Companies In June 2013, the FASB issued ASU 2013-08, "Amendments to the Scope, Measurement, and Disclosure Requirements" for investment companies. The amendments changed the assessment of whether an entity is an investment company by requiring an entity to possess certain fundamental characteristics, while allowing judgment in assessing other typical characteristics. The ASU was effective January 1, 2014, and the Company did not change the status of any subsidiary or the accounting applied to a subsidiary under the new guidelines.

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

Investments - Equity Method and Joint Ventures The FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects", in January 2014. These amendments allow investors in low income housing tax credit entities to account for the investments using a proportional amortization method, provided that certain conditions are met, and recognize amortization of the investment as a component of income tax expense. In addition, disclosures are required that will enable users to understand the nature of the investments, and the effect of the measurement of the investments and the related tax credits on the investor's financial statements. This ASU is effective for interim and annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

Troubled Debt Restructurings by Creditors The FASB issued ASU 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure", in January 2014. These amendments require companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments are effective for interim and annual periods beginning January 1, 2015. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

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

SUMMARY OF QUARTERLY STATEMENTS OF INCOME

Year ended December 31, 2013	For the Quarter Ended
(In thousands, except per share data)	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Interest income	$162,141	$162,144	$167,255	$158,745
Interest expense	(7,276)	(7,438)	(7,797)	(8,402)
Net interest income	154,865	154,706	159,458	150,343
Non-interest income	109,522	106,311	102,676	99,877
Investment securities gains (losses), net	(1,342)	650	(1,568)	(2,165)
Salaries and employee benefits	(95,012)	(91,405)	(89,569)	(90,881)
Other expense	(66,306)	(64,907)	(67,397)	(64,156)
Provision for loan losses	(5,543)	(4,146)	(7,379)	(3,285)
Income before income taxes	96,184	101,209	96,221	89,733
Income taxes	(30,359)	(32,764)	(30,182)	(28,925)
Non-controlling interest	90	(221)	(234)	209
Net income attributable to Commerce Bancshares, Inc.	$65,915	$68,224	$65,805	$61,017
Net income per common share — basic*	$.69	$.71	$.69	$.64
Net income per common share — diluted*	$.69	$.71	$.69	$.63
Weighted average shares — basic*	94,843	94,504	94,273	94,722
Weighted average shares — diluted*	95,321	94,975	94,667	94,966

Year ended December 31, 2012	For the Quarter Ended
(In thousands, except per share data)	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Interest income	$170,185	$163,194	$174,624	$169,966
Interest expense	(8,932)	(9,383)	(9,519)	(10,229)
Net interest income	161,253	153,811	165,105	159,737
Non-interest income	103,309	100,922	100,816	94,583
Investment securities gains (losses), net	(3,728)	3,180	1,336	4,040
Salaries and employee benefits	(94,553)	(89,292)	(87,511)	(89,543)
Other expense	(63,724)	(64,099)	(68,829)	(60,918)
Provision for loan losses	(8,326)	(5,581)	(5,215)	(8,165)
Income before income taxes	94,231	98,941	105,702	99,734
Income taxes	(27,628)	(32,155)	(34,466)	(32,920)
Non-controlling interest	188	(780)	(503)	(1,015)
Net income attributable to Commerce Bancshares, Inc.	$66,791	$66,006	$70,733	$65,799
Net income per common share — basic*	$.69	$.68	$.73	$.67
Net income per common share — diluted*	$.69	$.68	$.72	$.67
Weighted average shares — basic*	95,366	95,801	96,363	97,264
Weighted average shares — diluted*	95,549	96,130	96,658	97,633

Year ended December 31, 2011	For the Quarter Ended
(In thousands, except per share data)	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Interest income	$173,223	$170,835	$178,087	$175,826
Interest expense	(11,466)	(12,205)	(13,377)	(14,853)
Net interest income	161,757	158,630	164,710	160,973
Non-interest income	94,035	101,632	101,344	95,906
Investment securities gains, net	4,942	2,587	1,956	1,327
Salaries and employee benefits	(88,010)	(85,700)	(84,223)	(87,392)
Other expense	(68,020)	(68,046)	(69,290)	(66,568)
Provision for loan losses	(12,143)	(11,395)	(12,188)	(15,789)
Income before income taxes	92,561	97,708	102,309	88,457
Income taxes	(29,514)	(31,699)	(32,692)	(27,507)
Non-controlling interest	(1,543)	(657)	(583)	(497)
Net income attributable to Commerce Bancshares, Inc.	$61,504	$65,352	$69,034	$60,453
Net income per common share — basic*	$.63	$.66	$.68	$.60
Net income per common share — diluted*	$.63	$.65	$.68	$.60
Weighted average shares — basic*	97,455	98,648	100,180	100,097
Weighted average shares — diluted*	97,740	98,935	100,629	100,524
* Restated for the 5% stock dividend distributed in 2013.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Years Ended December 31
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid
ASSETS
Loans:(A)
Business(B)	$3,366,564	$102,847	3.05%	$2,962,699	$102,013	3.44%	$2,910,668	$104,624	3.59%
Real estate – construction and land	378,896	15,036	3.97	356,425	15,146	4.25	419,905	18,831	4.48
Real estate – business	2,251,113	92,555	4.11	2,193,271	98,693	4.50	2,117,031	101,988	4.82
Real estate – personal	1,694,955	66,353	3.91	1,503,357	65,642	4.37	1,433,869	69,048	4.82
Consumer	1,437,270	67,299	4.68	1,180,538	66,402	5.62	1,118,700	70,127	6.27
Revolving home equity	424,358	16,822	3.96	446,204	18,586	4.17	468,718	19,952	4.26
Student(C)	—	—	—	—	—	—	—	—	—
Consumer credit card	752,478	84,843	11.28	730,697	85,652	11.72	746,724	84,479	11.31
Overdrafts	6,020	—	—	6,125	—	—	6,953	—	—
Total loans	10,311,654	445,755	4.32	9,379,316	452,134	4.82	9,222,568	469,049	5.09
Loans held for sale	4,488	176	3.92	9,688	361	3.73	47,227	1,115	2.36
Investment securities:
U.S. government & federal agency obligations	401,162	8,775	2.19	332,382	12,260	3.69	357,861	17,268	4.83
Government-sponsored enterprise obligations	499,947	8,658	1.73	306,676	5,653	1.84	253,020	5,781	2.28
State & municipal obligations(B)	1,617,814	58,522	3.62	1,376,872	54,056	3.93	1,174,751	51,988	4.43
Mortgage-backed securities	3,187,648	87,523	2.75	3,852,616	107,527	2.79	3,556,106	114,405	3.22
Asset-backed securities	3,061,415	27,475.90		2,925,249	31,940	1.09	2,443,901	30,523	1.25
Other marketable securities(B)	182,323	5,625	3.09	139,499	6,556	4.70	171,409	8,455	4.93
Trading securities(B)	20,986	472	2.25	25,107	637	2.54	20,011	552	2.76
Non-marketable securities(B)	116,557	12,226	10.49	118,879	12,558	10.56	107,501	8,283	7.71
Total investment securities	9,087,852	209,276	2.30	9,077,280	231,187	2.55	8,084,560	237,255	2.93
Short-term federal funds sold and securities purchased under agreements to resell	24,669	106.43		16,393	82.50		10,690	55.51
Long-term securities purchased under agreements to resell	1,174,589	21,119	1.80	892,624	19,174	2.15	768,904	13,455	1.75
Interest earning deposits with banks	155,885	387.25		135,319	339.25		194,176	487.25
Total interest earning assets	20,759,137	676,819	3.26	19,510,620	703,277	3.60	18,328,125	721,416	3.94
Allowance for loan losses	(166,846)			(178,934)			(191,311)
Unrealized gain on investment securities	157,910			257,511			162,984
Cash and due from banks	382,500			369,020			348,875
Land, buildings and equipment - net	357,544			357,336			377,200
Other assets	383,739			385,125			378,642
Total assets	$21,873,984			$20,700,678			$19,404,515
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$625,517	766.12		$574,336	802.14		$525,371	852.16
Interest checking and money market	9,059,524	13,589.15		8,430,559	17,880.21		7,702,901	25,004.32
Time open & C.D.’s of less than $100,000	1,034,991	6,002.58		1,117,236	7,918.71		1,291,165	11,352.88
Time open & C.D.’s of $100,000 and over	1,380,003	6,383.46		1,181,426	7,174.61		1,409,740	9,272.66
Total interest bearing deposits	12,100,035	26,740.22		11,303,557	33,774.30		10,929,177	46,480.43
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,294,691	809.06		1,185,978	808.07		1,035,007	1,741.17
Other borrowings	103,901	3,364	3.24	108,916	3,481	3.20	112,107	3,680	3.28
Total borrowings	1,398,592	4,173.30		1,294,894	4,289.33		1,147,114	5,421.47
Total interest bearing liabilities	13,498,627	30,913.23%		12,598,451	38,063.30%		12,076,291	51,901.43%
Non-interest bearing deposits	5,961,116			5,522,991			4,742,033
Other liabilities	237,130			334,684			476,249
Equity	2,177,111			2,244,552			2,109,942
Total liabilities and equity	$21,873,984			$20,700,678			$19,404,515
Net interest margin (T/E)		$645,906			$665,214			$669,515
Net yield on interest earning assets			3.11%			3.41%			3.65%
Percentage increase (decrease) in net interest margin (T/E) compared to the prior year			(2.90)%			(.64)%			.51%

(A)
Loans on non-accrual status are included in the computation of average balances. Included in interest income above are loan fees and late charges, net of amortization of deferred loan origination fees and costs, which are immaterial. Credit card income from merchant discounts and net interchange fees are not included in loan income.

(B)
Interest income and yields are presented on a fully-taxable equivalent basis using the Federal statutory income tax rate. Loan interest income includes tax free loan income (categorized as business loan income) which includes tax equivalent adjustments of $6,673,000 in 2013, $5,803,000 in 2012, $5,538,000 in 2011, $4,620,000 in 2010, $3,922,000 in 2009 and

Years Ended December 31
2010			2009			2008
Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Five Year Compound Growth Rate

$2,887,427	$110,792	3.84%	$3,119,778	$116,686	3.74%	$3,478,927	$170,620	4.90%	(.65)%
557,282	22,384	4.02	739,896	26,746	3.61	701,519	34,445	4.91	(11.59)
2,029,214	102,451	5.05	2,143,675	108,107	5.04	2,281,664	136,955	6.00	(.27)
1,476,031	76,531	5.18	1,585,273	87,085	5.49	1,522,172	88,322	5.80	2.17
1,250,076	84,204	6.74	1,464,170	101,761	6.95	1,674,497	119,837	7.16	(3.01)
484,878	20,916	4.31	495,629	21,456	4.33	474,635	23,960	5.05	(2.21)
246,395	5,783	2.35	344,243	9,440	2.74	13,708	287	2.10	NM
760,079	89,225	11.74	727,422	89,045	12.24	776,810	83,972	10.81	(.63)
7,288	—	—	9,781	—	—	11,926	—	—	(12.78)
9,698,670	512,286	5.28	10,629,867	560,326	5.27	10,935,858	658,398	6.02	(1.17)
358,492	6,091	1.70	397,583	8,219	2.07	347,441	14,968	4.31	(58.10)

439,073	9,673	2.20	169,214	6,754	3.99	7,065	364	5.15	124.31
203,593	4,591	2.25	137,928	4,219	3.06	176,018	7,075	4.02	23.22
966,694	45,469	4.70	873,607	43,882	5.02	695,542	37,770	5.43	18.39
2,821,485	113,222	4.01	2,802,532	136,921	4.89	2,203,921	112,184	5.09	7.66
1,973,734	38,559	1.95	937,435	30,166	3.22	265,546	13,185	4.97	63.06
183,328	8,889	4.85	179,847	9,793	5.45	98,650	4,243	4.30	13.07
21,899	671	3.06	16,927	506	2.99	28,840	1,355	4.70	(6.16)
113,326	7,216	6.37	136,911	6,398	4.67	133,996	7,730	5.77	(2.75)
6,723,132	228,290	3.40	5,254,401	238,639	4.54	3,609,578	183,906	5.09	20.28
6,542	48.73		43,811	222.51		425,273	8,287	1.95	(43.42)
150,235	2,549	1.70	—	—	—	—	—	—	NM
171,883	427.25		325,744	807.25		46,670	198.42		27.28
17,108,954	749,691	4.38	16,651,406	808,213	4.85	15,364,820	865,757	5.63	6.20
(195,870)			(181,417)			(145,176)			2.82
149,106			24,105			27,068			42.30
368,340			364,579			451,105			(3.25)
395,108			411,366			412,852			(2.84)
410,361			349,164			343,664			2.23
$18,235,999			$17,619,203			$16,454,333			5.86

$478,592	622.13		$438,748	642.15		$400,948	1,186.30		9.30
6,785,299	28,676.42		5,807,753	30,789.53		5,123,709	59,947	1.17	12.07
1,660,462	22,871	1.38	2,055,952	51,982	2.53	2,149,119	77,322	3.60	(13.60)
1,323,952	13,847	1.05	1,858,543	35,371	1.90	1,629,500	55,665	3.42	(3.27)
10,248,305	66,016.64		10,160,996	118,784	1.17	9,303,276	194,120	2.09	5.40

1,085,121	2,584.24		968,643	3,699.38		1,373,625	25,085	1.83	(1.18)
452,810	14,948	3.30	920,467	31,527	3.43	1,092,746	37,905	3.47	(37.54)
1,537,931	17,532	1.14	1,889,110	35,226	1.86	2,466,371	62,990	2.55	(10.73)
11,786,236	83,548.71%		12,050,106	154,010	1.28%	11,769,647	257,110	2.18%	2.78
4,114,664			3,660,166			2,946,534			15.13
346,312			176,676			140,333			11.06
1,988,787			1,732,255			1,597,819			6.38
$18,235,999			$17,619,203			$16,454,333			5.86%
	$666,143			$654,203			$608,647
		3.89%			3.93%			3.96%
		1.83%			7.48%			9.85%
$3,553,000 in 2008. Investment securities interest income include tax equivalent adjustments of $19,861,000 in 2013, $19,505,000 in 2012, $17,907,000 in 2011, $15,593,000 in 2010, $14,779,000 in 2009 and $12,355,000 in 2008. These adjustments relate to state and municipal obligations, other marketable securities, trading securities, and non-marketable securities.

(C)
In December 2008, the Company purchased $358,451,000 of student loans with the intent to hold to maturity. In October 2010, the seller elected to repurchase the loans under the terms of the original agreement.

QUARTERLY AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS

	Year ended December 31, 2013
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$3,635	3.04%	$3,415	2.96%	$3,253	3.07%	$3,157	3.17%
Real estate – construction and land	391	3.98	399	4.07	373	3.94	352	3.87
Real estate – business	2,300	4.02	2,257	4.12	2,217	4.14	2,230	4.17
Real estate – personal	1,783	3.80	1,729	3.83	1,665	3.97	1,600	4.08
Consumer	1,500	4.52	1,472	4.53	1,431	4.69	1,343	5.03
Revolving home equity	421	3.88	422	3.94	426	3.96	429	4.08
Consumer credit card	760	11.20	753	11.33	742	11.20	755	11.38
Overdrafts	7	—	6	—	6	—	5	—
Total loans	10,797	4.22	10,453	4.26	10,113	4.34	9,871	4.49
Loans held for sale	—	—	—	—	9	4.05	9	3.79
Investment securities:
U.S. government & federal agency obligations	405	1.12	402	3.04	400	5.15	398	(.59)
Government-sponsored enterprise obligations	663	1.63	427	1.74	439	1.74	469	1.86
State & municipal obligations(A)	1,629	3.53	1,605	3.54	1,634	3.61	1,603	3.79
Mortgage-backed securities	2,944	2.78	3,028	2.86	3,273	2.77	3,514	2.59
Asset-backed securities	2,844.87		3,000.87		3,200.91		3,207.93
Other marketable securities(A)	168	3.25	180	2.92	188	2.97	194	3.21
Trading securities(A)	18	2.44	16	2.41	22	2.40	28	1.90
Non-marketable securities(A)	114	11.65	114	7.10	119	16.92	119	6.20
Total investment securities	8,785	2.26	8,772	2.31	9,275	2.52	9,532	2.12
Short-term federal funds sold and securities purchased under agreements to resell	35.39		32.44		23.48		9.42
Long-term securities purchased under agreements to resell	1,150	1.51	1,170	1.73	1,200	1.94	1,178	2.01
Interest earning deposits with banks	260.25		115.24		117.26		130.24
Total interest earning assets	21,027	3.20	20,542	3.25	20,737	3.36	20,729	3.23
Allowance for loan losses	(163)		(165)		(167)		(172)
Unrealized gain on investment securities	89		60		229		256
Cash and due from banks	404		384		366		376
Land, buildings and equipment – net	353		357		359		361
Other assets	389		374		397		375
Total assets	$22,099		$21,552		$21,921		$21,925
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$628.12		$631.14		$640.11		$604.12
Interest checking and money market	9,199.14		8,964.15		8,933.14		9,142.17
Time open & C.D.’s under $100,000	998.48		1,021.54		1,053.63		1,069.66
Time open & C.D.’s $100,000 & over	1,287.46		1,432.43		1,464.46		1,337.52
Total interest bearing deposits	12,112.20		12,048.21		12,090.22		12,152.25
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,186.05		1,248.05		1,544.07		1,201.07
Other borrowings	106	3.27	104	3.27	103	3.23	103	3.19
Total borrowings	1,292.31		1,352.30		1,647.27		1,304.32
Total interest bearing liabilities	13,404.22%		13,400.22%		13,737.23%		13,456.25%
Non-interest bearing deposits	6,271		5,873		5,768		5,929
Other liabilities	210		145		229		366
Equity	2,214		2,134		2,187		2,174
Total liabilities and equity	$22,099		$21,552		$21,921		$21,925
Net interest margin (T/E)	$162		$161		$166		$157
Net yield on interest earning assets		3.06%		3.11%		3.21%		3.07%

(A)	Includes tax equivalent calculations.

	Year ended December 31, 2012
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in millions)	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid	Average Balance	Average Rates Earned/Paid
ASSETS
Loans:
Business(A)	$3,042	3.29%	$3,019	3.39%	$2,895	3.58%	$2,894	3.52%
Real estate – construction and land	346	4.11	340	4.30	360	4.24	380	4.34
Real estate – business	2,200	4.33	2,183	4.39	2,206	4.71	2,185	4.57
Real estate – personal	1,572	4.15	1,523	4.31	1,476	4.46	1,441	4.58
Consumer	1,273	5.35	1,205	5.54	1,135	5.73	1,108	5.93
Revolving home equity	436	4.13	444	4.17	449	4.17	455	4.18
Consumer credit card	749	11.42	730	11.83	713	11.87	731	11.78
Overdrafts	6	—	5	—	6	—	8	—
Total loans	9,624	4.64	9,449	4.76	9,240	4.95	9,202	4.95
Loans held for sale	9	3.74	9	3.86	9	3.91	12	3.48
Investment securities:
U.S. government & federal agency obligations	341	5.11	329	(.07)	331	7.58	328	2.08
Government-sponsored enterprise obligations	400	1.72	276	1.65	265	2.06	283	2.01
State & municipal obligations(A)	1,532	3.67	1,388	3.89	1,323	4.03	1,263	4.17
Mortgage-backed securities	3,448	2.79	3,767	2.62	4,010	2.89	4,191	2.85
Asset-backed securities	3,158.99		2,879	1.10	2,900	1.13	2,762	1.16
Other marketable securities(A)	138	5.35	122	4.50	136	4.92	163	4.11
Trading securities(A)	21	2.01	24	2.34	23	2.65	33	2.95
Non-marketable securities(A)	119	17.51	117	7.54	123	8.60	117	8.55
Total investment securities	9,157	2.59	8,902	2.29	9,111	2.75	9,140	2.56
Short-term federal funds sold and securities purchased under agreements to resell	10.46		19.49		22.53		14.50
Long-term securities purchased under agreements to resell	1,022	2.10	848	2.31	850	2.17	850	2.02
Interest earning deposits with banks	209.25		81.20		163.28		88.25
Total interest earning assets	20,031	3.52	19,308	3.49	19,395	3.75	19,306	3.66
Allowance for loan losses	(174)		(177)		(181)		(184)
Unrealized gain on investment securities	282		275		243		230
Cash and due from banks	385		366		358		367
Land, buildings and equipment – net	359		353		356		361
Other assets	382		392		378		387
Total assets	$21,265		$20,517		$20,549		$20,467
LIABILITIES AND EQUITY
Interest bearing deposits:
Savings	$581.13		$582.15		$584.12		$550.15
Interest checking and money market	8,638.19		8,401.21		8,369.21		8,312.24
Time open & C.D.’s under $100,000	1,084.68		1,101.70		1,129.71		1,156.73
Time open & C.D.’s $100,000 & over	1,030.65		1,005.69		1,250.59		1,444.53
Total interest bearing deposits	11,333.28		11,089.30		11,332.30		11,462.32
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,130.07		1,217.07		1,110.06		1,287.07
Other borrowings	104	3.25	109	3.11	111	3.16	112	3.26
Total borrowings	1,234.33		1,326.32		1,221.35		1,399.33
Total interest bearing liabilities	12,567.28%		12,415.30%		12,553.30%		12,861.32%
Non-interest bearing deposits	6,013		5,536		5,405		5,132
Other liabilities	399		296		368		276
Equity	2,286		2,270		2,223		2,198
Total liabilities and equity	$21,265		$20,517		$20,549		$20,467
Net interest margin (T/E)	$168		$160		$171		$166
Net yield on interest earning assets		3.35%		3.30%		3.55%		3.45%

(A)	Includes tax equivalent calculations.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth on pages 42 through 44 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Commerce Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Commerce Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce Bancshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Kansas City, Missouri
February 24, 2014

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	(In thousands)
ASSETS
Loans	$10,956,836	$9,831,384
Allowance for loan losses	(161,532)	(172,532)
Net loans	10,795,304	9,658,852
Loans held for sale	—	8,827
Investment securities:
Available for sale ($687,680,000 and $736,183,000 pledged in 2013 and
2012, respectively, to secure swap and repurchase agreements)	8,915,680	9,522,248
Trading	19,993	28,837
Non-marketable	107,324	118,650
Total investment securities	9,042,997	9,669,735
Short-term federal funds sold and securities purchased under agreements to resell	43,845	27,595
Long-term securities purchased under agreements to resell	1,150,000	1,200,000
Interest earning deposits with banks	707,249	179,164
Cash and due from banks	518,420	573,066
Land, buildings and equipment – net	349,654	357,612
Goodwill	138,921	125,585
Other intangible assets – net	9,268	5,300
Other assets	316,378	353,853
Total assets	$23,072,036	$22,159,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$6,750,674	$6,299,903
Savings, interest checking and money market	10,108,236	9,817,943
Time open and C.D.’s of less than $100,000	983,689	1,074,618
Time open and C.D.’s of $100,000 and over	1,204,749	1,156,189
Total deposits	19,047,348	18,348,653
Federal funds purchased and securities sold under agreements to repurchase	1,346,558	1,083,550
Other borrowings	107,310	103,710
Other liabilities	356,423	452,102
Total liabilities	20,857,639	19,988,015
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value Authorized 100,000,000 shares; issued 96,244,762 and 91,729,235 shares in 2013 and 2012, respectively	481,224	458,646
Capital surplus	1,279,948	1,102,507
Retained earnings	449,836	477,210
Treasury stock of 235,986 and 196,922 shares in 2013 and 2012, respectively, at cost	(10,097)	(7,580)
Accumulated other comprehensive income	9,731	136,344
Total Commerce Bancshares, Inc. stockholders’ equity	2,210,642	2,167,127
Non-controlling interest	3,755	4,447
Total equity	2,214,397	2,171,574
Total liabilities and equity	$23,072,036	$22,159,589
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
(In thousands, except per share data)	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$439,082	$446,331	$463,511
Interest on loans held for sale	176	361	1,115
Interest on investment securities	189,415	211,682	219,348
Interest on short-term federal funds sold and securities purchased under agreements to resell	106	82	55
Interest on long-term securities purchased under agreements to resell	21,119	19,174	13,455
Interest on deposits with banks	387	339	487
Total interest income	650,285	677,969	697,971
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	14,355	18,682	25,856
Time open and C.D.’s of less than $100,000	6,002	7,918	11,352
Time open and C.D.’s of $100,000 and over	6,383	7,174	9,272
Interest on federal funds purchased and securities sold under agreements to repurchase	809	808	1,741
Interest on other borrowings	3,364	3,481	3,680
Total interest expense	30,913	38,063	51,901
Net interest income	619,372	639,906	646,070
Provision for loan losses	20,353	27,287	51,515
Net interest income after provision for loan losses	599,019	612,619	594,555
NON-INTEREST INCOME
Bank card transaction fees	166,627	154,197	157,077
Trust fees	102,529	94,679	88,313
Deposit account charges and other fees	79,017	79,485	82,651
Capital market fees	14,133	21,066	19,846
Consumer brokerage services	11,006	10,162	10,018
Loan fees and sales	5,865	6,037	7,580
Other	39,209	34,004	27,432
Total non-interest income	418,386	399,630	392,917
INVESTMENT SECURITIES GAINS (LOSSES), NET
Change in fair value of other-than-temporary impairment securities	278	11,223	2,190
Portion recognized in other comprehensive income	(1,562)	(12,713)	(4,727)
Net impairment losses recognized in earnings	(1,284)	(1,490)	(2,537)
Realized gains (losses) on sales and fair value adjustments	(3,141)	6,318	13,349
Investment securities gains (losses), net	(4,425)	4,828	10,812
NON-INTEREST EXPENSE
Salaries and employee benefits	366,867	360,899	345,325
Net occupancy	45,639	45,534	46,434
Equipment	18,425	20,147	22,252
Supplies and communication	22,511	22,321	22,448
Data processing and software	78,245	73,798	68,103
Marketing	14,176	15,106	16,767
Deposit insurance	11,167	10,438	13,123
Debit overdraft litigation	—	—	18,300
Other	72,603	70,226	64,497
Total non-interest expense	629,633	618,469	617,249
Income before income taxes	383,347	398,608	381,035
Less income taxes	122,230	127,169	121,412
Net income	261,117	271,439	259,623
Less non-controlling interest expense	156	2,110	3,280
NET INCOME ATTRIBUTABLE TO COMMERCE BANCSHARES, INC.	$260,961	$269,329	$256,343
Net income per common share - basic	$2.73	$2.77	$2.57
Net income per common share - diluted	$2.72	$2.76	$2.56
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31
(In thousands)	2013	2012	2011
Net income	$261,117	$271,439	$259,623
Other comprehensive income (loss):
Net unrealized gains on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	958	7,566	3,214
Net unrealized gains (losses) on other securities	(138,960)	24,126	48,287
Change in pension loss	11,389	(5,886)	(4,308)
Other comprehensive income (loss)	(126,613)	25,806	47,193
Comprehensive income	134,504	297,245	306,816
Less non-controlling interest expense	156	2,110	3,280
Comprehensive income attributable to Commerce Bancshares, Inc.	$134,348	$295,135	$303,536
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
(In thousands)	2013	2012	2011
OPERATING ACTIVITIES
Net income	$261,117	$271,439	$259,623
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,353	27,287	51,515
Provision for depreciation and amortization	41,944	43,448	46,743
Amortization of investment security premiums, net	30,419	36,238	18,972
Deferred income tax (benefit) expense	9,201	16,234	(2,836)
Investment securities (gains) losses, net	4,425	(4,828)	(10,812)
Net gains on sales of loans held for sale	—	(376)	(2,040)
Proceeds from sales of loans held for sale	—	22,720	87,732
Originations of loans held for sale	—	—	(52,995)
Net (increase) decrease in trading securities	1,358	(9,645)	2,354
Stock-based compensation	6,427	5,001	4,731
(Increase) decrease in interest receivable	3,234	3,149	(2,010)
Decrease in interest payable	(1,569)	(1,272)	(4,598)
Increase (decrease) in income taxes payable	(1,663)	(13,395)	14,519
Net tax benefit related to equity compensation plans	(1,003)	(2,094)	(1,065)
Other changes, net	(13,310)	(10,794)	(2,472)
Net cash provided by operating activities	360,933	383,112	407,361
INVESTING ACTIVITIES
Cash and cash equivalents received in acquisition	47,643	—	—
Proceeds from sales of investment securities	16,299	16,875	19,833
Proceeds from maturities/pay downs of investment securities	2,542,123	3,080,664	2,562,551
Purchases of investment securities	(2,411,153)	(3,182,857)	(4,517,463)
Net (increase) decrease in loans	(938,223)	(693,193)	168,983
Long-term securities purchased under agreements to resell	(125,000)	(575,000)	(500,000)
Repayments of long-term securities purchased under agreements to resell	175,000	225,000	100,000
Purchases of land, buildings and equipment	(23,841)	(34,969)	(21,332)
Sales of land, buildings and equipment	3,492	2,643	2,593
Net cash used in investing activities	(713,660)	(1,160,837)	(2,184,835)
FINANCING ACTIVITIES
Net increase in non-interest bearing, savings, interest checking and money market deposits	801,211	1,777,058	1,981,201
Net decrease in time open and C.D.’s	(82,013)	(257,586)	(255,769)
Repayment of long-term securities sold under agreements to repurchase	(50,000)	—	—
Net increase (decrease) in short-term federal funds purchased and securities sold under agreements to repurchase	313,008	(172,531)	273,254
Repayment of other long-term borrowings	(1,578)	(8,107)	(456)
Net increase in short-term borrowings	2,000	—	—
Purchases of treasury stock	(69,353)	(104,909)	(101,154)
Issuance of stock under stock purchase and equity compensation plans	10,242	15,588	15,349
Net tax benefit related to equity compensation plans	1,003	2,094	1,065
Cash dividends paid on common stock	(82,104)	(211,608)	(79,140)
Net cash provided by financing activities	842,416	1,039,999	1,834,350
Increase in cash and cash equivalents	489,689	262,274	56,876
Cash and cash equivalents at beginning of year	779,825	517,551	460,675
Cash and cash equivalents at end of year	$1,269,514	$779,825	$517,551
Income tax payments, net	$114,336	$119,166	$106,653
Interest paid on deposits and borrowings	$32,432	$39,335	$56,499
Loans transferred to foreclosed real estate	$8,747	$8,167	$22,957
Loans transferred from held for sale to held for investment category	$8,941	$—	$—
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance, December 31, 2010	$433,942	$971,293	$555,778	$(2,371)	$63,345	$1,477	$2,023,464
Net income			256,343			3,280	259,623
Other comprehensive income					47,193		47,193
Distributions to non-controlling interest						(443)	(443)
Purchase of treasury stock				(101,154)			(101,154)
Cash dividends paid ($.795 per share)			(79,140)				(79,140)
Net tax benefit related to equity compensation plans		1,065					1,065
Stock-based compensation		4,731					4,731
Issuance under stock purchase and equity compensation plans, net	2,539	4,061		8,749			15,349
5% stock dividend, net	9,906	60,915	(157,562)	86,414			(327)
Balance, December 31, 2011	446,387	1,042,065	575,419	(8,362)	110,538	4,314	2,170,361
Net income			269,329			2,110	271,439
Other comprehensive income					25,806		25,806
Distributions to non-controlling interest						(1,977)	(1,977)
Purchase of treasury stock				(104,909)			(104,909)
Cash dividends paid ($2.195 per share)			(211,608)				(211,608)
Net tax benefit related to equity compensation plans		2,094					2,094
Stock-based compensation		5,001					5,001
Issuance under stock purchase and equity compensation plans, net		(16,905)		32,493			15,588
5% stock dividend, net	12,259	70,252	(155,930)	73,198			(221)
Balance, December 31, 2012	458,646	1,102,507	477,210	(7,580)	136,344	4,447	2,171,574
Net income			260,961			156	261,117
Other comprehensive loss					(126,613)		(126,613)
Acquisition of Summit Bancshares Inc.	1,001	11,125		31,071			43,197
Distributions to non-controlling interest						(848)	(848)
Purchase of treasury stock				(69,353)			(69,353)
Cash dividends paid ($.857 per share)			(82,104)				(82,104)
Net tax benefit related to equity compensation plans		1,003					1,003
Stock-based compensation		6,427					6,427
Issuance under stock purchase and equity compensation plans, net		(14,824)		25,066			10,242
5% stock dividend, net	21,577	173,710	(206,231)	10,699			(245)
Balance, December 31, 2013	$481,224	$1,279,948	$449,836	$(10,097)	$9,731	$3,755	$2,214,397
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

Loans Held for Sale
In prior periods, loans held for sale included student loans and certain fixed rate residential mortgage loans. These loans are typically classified as held for sale upon origination based upon management’s intent to sell the production of these loans. They are carried at the lower of aggregate cost or fair value. Fair value is determined based on prevailing market prices for loans with similar characteristics, sale contract prices, or, for those portfolios for which management has concerns about contractual performance, discounted cash flow analyses. Declines in fair value below cost (and subsequent recoveries) are recognized in loan fees and sales. Deferred fees and costs related to these loans are not amortized but are recognized as part of the cost basis of the loan at the time it is sold. Gains or losses on sales are recognized upon delivery and included in loan fees and sales.

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

Non-marketable securities include certain private equity investments, consisting of both debt and equity instruments. These securities are carried at fair value in accordance with ASC 946-10-15, with changes in fair value reported in current earnings. In the absence of readily ascertainable market values, fair value is estimated using internally developed models. Changes in fair value and gains and losses from sales are included in Investment securities gains (losses), net in the consolidated statements of income. Other non-marketable securities acquired for debt and regulatory purposes are accounted for at cost.

Trading account securities, which are bought and held principally for the purpose of resale in the near term, are carried at fair value. Gains and losses, both realized and unrealized, are recorded in non-interest income.

Purchases and sales of securities are recognized on a trade date basis. A receivable or payable is recognized for pending transaction settlements.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase
The Company periodically enters into investments of securities under agreements to resell with large financial institutions. These agreements are accounted for as collateralized financing transactions. Securities pledged by the counterparties to secure these agreements are delivered to a third party custodian. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral, or the Company may return collateral pledged when appropriate to maintain full collateralization for these transactions. At December 31, 2013, the Company had entered into $1.2 billion of long-term agreements to resell and had accepted securities valued at $1.2 billion as collateral.

Securities sold under agreements to repurchase are offered to cash management customers as an automated, collateralized investment account and totaled $971.8 million at December 31, 2013. Securities sold are also used by the Bank to obtain additional borrowed funds at favorable rates, and at December 31, 2013, such securities sold totaled $350.0 million of long-term structured repurchase agreements. As of December 31, 2013, the Company had pledged $2.8 billion of available for sale securities as collateral for repurchase agreements.

As permitted by current accounting guidance, the Company offsets certain securities purchased under agreements to resell against securities sold under agreements to repurchase in its balance sheet presentation. These agreements, which are not included in the balance sheet amounts above, are further discussed in Note 19, Balance Sheet Offsetting.

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

The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective. At December 31, 2013, the Company had two interest rate swaps designated as fair value hedges. The Company performs quarterly assessments, using the regression method, to determine whether the hedging relationship has been highly effective in offsetting changes in fair values.

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

The Company has master netting arrangements with various counterparties but does not offset derivative assets and liabilities under these arrangements in its consolidated balance sheets.

Additional information about derivatives held by the Company and valuation methods employed is provided in Note 16, Fair Value Measurements and Note 18, Derivative Instruments.

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

Income per Share
Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options and stock appreciation rights) outstanding during each year. The Company applies the two-class method of computing income per share. The two-class method is an earnings allocation formula that determines income per share for common stock and for participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s restricted share awards are considered to be a class of participating security. All per share data has been restated to reflect the 5% stock dividend distributed in December 2013.

2. Acquisition

On September 1, 2013, the Company acquired Summit Bancshares Inc. (Summit). Summit's results of operations are included in the Company's consolidated financial results beginning on that date. The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. In this transaction, the Company acquired all of the outstanding stock of Summit in exchange for shares of Company stock valued at $43.2 million. The valuation of Company stock was determined on the basis of the closing market price of the Company's common shares on August 30, 2013. The Company's acquisition of Summit added $261.6 million in assets (including $207.4 million in loans), $232.3 million in deposits and two branch locations in Tulsa and Oklahoma City, Oklahoma. Intangible assets recognized as a result of the transaction consisted of approximately $13.3 million in goodwill and $5.6 million in core deposit premium. Most of the goodwill was assigned to the Company's Commercial segment. None of the goodwill recognized is deductible for income tax purposes.
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
On September 3, 2013, the Company granted nonvested restricted stock awards of 42,674 shares of Company stock to various former Summit officers, which are included in the activity shown in Note 11 on Stock-Based Compensation. These awards vest over periods of 3 to 4 years and the Company expects to recognize compensation expense of approximately $1.3 million in future periods.

3. Loans and Allowance for Loan Losses
Major classifications within the Company’s held to maturity loan portfolio at December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Commercial:
Business	$3,715,319	$3,134,801
Real estate — construction and land	406,197	355,996
Real estate — business	2,313,550	2,214,975
Personal Banking:
Real estate — personal	1,787,626	1,584,859
Consumer	1,512,716	1,289,650
Revolving home equity	420,589	437,567
Consumer credit card	796,228	804,245
Overdrafts	4,611	9,291
Total loans	$10,956,836	$9,831,384

Loans to directors and executive officers of the Parent and its significant subsidiaries, and to their associates, are summarized as follows:

(In thousands)
Balance at January 1, 2013	$61,614
Additions	257,690
Amounts collected	(274,981)
Amounts written off	—
Balance, December 31, 2013	$44,323

Management believes all loans to directors and executive officers have been made in the ordinary course of business with normal credit terms, including interest rate and collateral considerations, and do not represent more than a normal risk of collection. There were no outstanding loans at December 31, 2013 to principal holders (over 10% ownership) of the Company’s common stock.

The Company’s lending activity is generally centered in Missouri, Illinois, Kansas and other nearby states including Oklahoma, Colorado, Iowa, Ohio, and others. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Loans and loan commitments are extended under the Company’s normal credit standards, controls, and monitoring features. Most loan commitments are short or intermediate term in nature. Commercial loan maturities generally range from three to seven years. Collateral is commonly required and would include such assets as marketable securities and cash equivalent assets, accounts receivable and inventory, equipment, other forms of personal property, and real estate. At December 31, 2013, unfunded loan commitments totaled $8.4 billion (which included $3.8 billion in unused approved lines of credit related to credit card loan agreements) which could be drawn by customers subject to certain review and terms of agreement. At December 31, 2013, loans totaling $3.6 billion were pledged at the FHLB as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.4 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

The Company has a net investment in direct financing and sales type leases of $368.8 million and $311.6 million at December 31, 2013 and 2012, respectively, which is included in business loans on the Company’s consolidated balance sheets. This investment includes deferred income of $25.1 million and $23.6 million at December 31, 2013 and 2012, respectively. The net investment in operating leases amounted to $24.4 million and $21.1 million at December 31, 2013 and 2012, respectively, and is included in other assets on the Company’s consolidated balance sheets.

Allowance for loan losses

A summary of the activity in the allowance for losses during the previous three years follows:

(In thousands)	Commercial	Personal Banking	Total
Balance at December 31, 2010	$119,946	$77,592	$197,538
Provision for loan losses	18,052	33,463	51,515
Deductions:
Loans charged off	18,818	62,567	81,385
Less recoveries	3,317	13,547	16,864
Net loans charged off	15,501	49,020	64,521
Balance at December 31, 2011	122,497	62,035	184,532
Provision for loan losses	(14,444)	41,731	27,287
Deductions:
Loans charged off	11,094	52,067	63,161
Less recoveries	8,766	15,108	23,874
Net loans charged off	2,328	36,959	39,287
Balance at December 31, 2012	105,725	66,807	172,532
Provision for loan losses	(16,143)	36,496	20,353
Deductions:
Loans charged off	5,170	49,029	54,199
Less recoveries	9,777	13,069	22,846
Net loans charged off (recoveries)	(4,607)	35,960	31,353
Balance at December 31, 2013	$94,189	$67,343	$161,532

The following table shows the balance in the allowance for loan losses and the related loan balance at December 31, 2013 and 2012, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics, which are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
December 31, 2013
Commercial	$8,476	$78,516	$85,713	$6,356,550
Personal Banking	2,424	29,120	64,919	4,492,650
Total	$10,900	$107,636	$150,632	$10,849,200
December 31, 2012
Commercial	$5,434	$80,807	$100,291	$5,624,965
Personal Banking	2,051	36,111	64,756	4,089,501
Total	$7,485	$116,918	$165,047	$9,714,466

Impaired loans
The table below shows the Company’s investment in impaired loans at December 31, 2013 and 2012. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 71.

(In thousands)	2013	2012
Non-accrual loans	$48,814	$51,410
Restructured loans (accruing)	58,822	65,508
Total impaired loans	$107,636	$116,918

The following table provides additional information about impaired loans held by the Company at December 31, 2013 and 2012, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded:
Business	$7,969	$9,000	$—
Real estate – construction and land	8,766	16,067	—
Real estate – business	4,089	6,417	—
Revolving home equity	2,191	2,741	—
	$23,015	$34,225	$—
With an allowance recorded:
Business	$19,266	$22,597	$3,037
Real estate – construction and land	17,632	19,708	2,174
Real estate – business	20,794	29,287	3,265
Real estate – personal	10,425	13,576	1,361
Consumer	4,025	4,025	85
Revolving home equity	666	666	2
Consumer credit card	11,813	11,813	976
	$84,621	$101,672	$10,900
Total	$107,636	$135,897	$10,900
December 31, 2012
With no related allowance recorded:
Business	$9,964	$12,697	$—
Real estate – construction and land	8,440	15,102	—
Real estate – business	5,484	8,200	—
Real estate – personal	1,166	1,380	—
Revolving home equity	510	843	—
	$25,564	$38,222	$—
With an allowance recorded:
Business	$19,358	$22,513	$1,888
Real estate – construction and land	20,446	25,808	1,762
Real estate – business	17,115	23,888	1,784
Real estate – personal	14,157	17,304	857
Consumer	4,779	4,779	93
Revolving home equity	779	779	18
Consumer credit card	14,720	14,720	1,083
	$91,354	$109,791	$7,485
Total	$116,918	$148,013	$7,485

Total average impaired loans during 2013 and 2012 are shown in the table below.

	2013			2012
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Average impaired loans:
Non-accrual loans	$35,900	$5,329	$41,229	$55,994	$7,343	$63,337
Restructured loans (accruing)	40,251	24,134	64,385	43,181	22,520	65,701
Total	$76,151	$29,463	$105,614	$99,175	$29,863	$129,038

The table below shows interest income recognized during the years ended December 31, 2013, 2012 and 2011 for impaired loans held at the end of each respective period. This interest relates to accruing restructured loans, as discussed previously.

	For the Year Ended December 31
(In thousands)	2013	2012	2011
Interest income recognized on impaired loans:
Business	$509	$1,184	$284
Real estate – construction and land	758	655	947
Real estate – business	215	246	327
Real estate – personal	263	376	37
Consumer	346	415	—
Revolving home equity	36	37	—
Consumer credit card	1,116	1,341	2,016
Total	$3,243	$4,254	$3,611

Delinquent and non-accrual loans
The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at December 31, 2013 and 2012.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
December 31, 2013
Commercial:
Business	$3,697,589	$5,467	$671	$11,592	$3,715,319
Real estate – construction and land	386,423	9,601	—	10,173	406,197
Real estate – business	2,292,385	1,340	47	19,778	2,313,550
Personal Banking:
Real estate – personal	1,771,231	9,755	1,560	5,080	1,787,626
Consumer	1,492,960	17,482	2,274	—	1,512,716
Revolving home equity	416,614	1,082	702	2,191	420,589
Consumer credit card	777,564	9,952	8,712	—	796,228
Overdrafts	4,315	296	—	—	4,611
Total	$10,839,081	$54,975	$13,966	$48,814	$10,956,836
December 31, 2012
Commercial:
Business	$3,110,403	$10,054	$1,288	$13,056	$3,134,801
Real estate – construction and land	325,541	16,721	56	13,678	355,996
Real estate – business	2,194,395	3,276	—	17,304	2,214,975
Personal Banking:
Real estate – personal	1,564,281	10,862	2,854	6,862	1,584,859
Consumer	1,273,581	13,926	2,143	—	1,289,650
Revolving home equity	433,437	2,121	1,499	510	437,567
Consumer credit card	786,081	10,657	7,507	—	804,245
Overdrafts	8,925	366	—	—	9,291
Total	$9,696,644	$67,983	$15,347	$51,410	$9,831,384

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

	Commercial Loans
(In thousands)	Business	Real Estate -Construction	Real Estate - Business	Total
December 31, 2013
Pass	$3,618,120	$372,515	$2,190,344	$6,180,979
Special mention	61,916	1,697	53,079	116,692
Substandard	23,691	21,812	50,349	95,852
Non-accrual	11,592	10,173	19,778	41,543
Total	$3,715,319	$406,197	$2,313,550	$6,435,066
December 31, 2012
Pass	$3,018,062	$297,156	$2,103,913	$5,419,131
Special mention	58,793	11,400	38,396	108,589
Substandard	44,890	33,762	55,362	134,014
Non-accrual	13,056	13,678	17,304	44,038
Total	$3,134,801	$355,996	$2,214,975	$5,705,772

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above section on "Delinquency and non-accrual loans". In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a person's financial history. The bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain loans for which FICO scores are not obtained because the loans are related to commercial activity. At December 31, 2013, these were comprised of $244.3 million in personal real estate loans and $47.5 million in consumer loans, or 6.5% of the Personal Banking portfolio. At December 31, 2012, these were comprised of $224.5 million in personal real estate loans and $87.4 million in consumer loans, or 7.6% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at December 31, 2013 and 2012 by FICO score.

	Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
December 31, 2013
FICO score:
Under 600	1.7%	5.4%	2.1%	4.1%
600 – 659	3.3	10.1	7.3	11.7
660 – 719	10.3	23.4	15.0	32.9
720 – 779	25.8	28.3	28.5	27.9
780 and over	58.9	32.8	47.1	23.4
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2012
FICO score:
Under 600	2.3%	6.7%	2.6%	4.4%
600 – 659	3.2	11.3	5.3	11.7
660 – 719	10.4	24.4	15.2	32.1
720 – 779	26.6	26.4	30.0	28.2
780 and over	57.5	31.2	46.9	23.6
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings
As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $83.2 million at December 31, 2013. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-

accrual loans totaled $24.4 million at December 31, 2013. Other performing restructured loans totaled $58.8 million at December 31, 2013. These are partly comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $38.2 million and $40.3 million at December 31, 2013 and 2012, respectively. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $11.8 million at December 31, 2013 and $14.7 million at December 31, 2012. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company also classifies certain loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. These loans, which are comprised of personal real estate, revolving home equity and consumer loans, totaled $8.8 million and $10.4 million at December 31, 2013 and 2012, respectively. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments.

The table below shows the outstanding balance of loans classified as troubled debt restructurings at December 31, 2013, in addition to the period end balances of restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	December 31, 2013	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$23,612	$7,969
Real estate – construction and land	25,640	4,268
Real estate – business	10,629	3,126
Personal Banking:
Real estate – personal	6,821	60
Consumer	4,025	138
Revolving home equity	666	—
Consumer credit card	11,813	870
Total restructured loans	$83,206	$16,431

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process . However, the effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $1.3 million on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $11.2 million at December 31, 2013 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $6.6 million and $13.5 million at December 31, 2013 and 2012, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.8 million and $3.5 million at December 31, 2013 and 2012, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated selling costs.

4. Investment Securities

Investment securities, at fair value, consisted of the following at December 31, 2013 and 2012.

(In thousands)	2013	2012
Available for sale:
U.S. government and federal agency obligations	$505,696	$438,759
Government-sponsored enterprise obligations	741,766	471,574
State and municipal obligations	1,619,171	1,615,707
Agency mortgage-backed securities	2,772,338	3,380,955
Non-agency mortgage-backed securities	246,983	237,011
Asset-backed securities	2,844,071	3,167,394
Other debt securities	141,757	177,752
Equity securities	43,898	33,096
Total available for sale	8,915,680	9,522,248
Trading	19,993	28,837
Non-marketable	107,324	118,650
Total investment securities	$9,042,997	$9,669,735
Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for borrowing and regulatory purposes, which totaled $46.5 million and $45.4 million at December 31, 2013 and December 31, 2012, respectively. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Non-marketable securities also include private equity investments, which amounted to $60.7 million and $73.2 million at December 31, 2013 and December 31, 2012, respectively. In the absence of readily ascertainable market values, these securities are carried at estimated fair value.

A summary of the available for sale investment securities by maturity groupings as of December 31, 2013 is shown in the following table. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security at December 31, 2013. Yields on tax exempt securities have not been adjusted for tax exempt status. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities which have no guarantee, but are collateralized by residential mortgages. Also included are certain other asset-backed securities, primarily collateralized by credit cards, automobiles and commercial loans. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments, and does not hold any trust preferred securities.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government and federal agency obligations:
After 1 but within 5 years	$274,859	$293,742	1.71	*%
After 5 but within 10 years	150,790	152,277	.51*
After 10 years	72,577	59,677	(.31)*
Total U.S. government and federal agency obligations	498,226	505,696	1.05*
Government-sponsored enterprise obligations:
Within 1 year	30,159	30,437	1.58
After 1 but within 5 years	446,124	444,504	1.57
After 5 but within 10 years	143,535	132,930	1.59
After 10 years	146,984	133,895	1.97
Total government-sponsored enterprise obligations	766,802	741,766	1.65
State and municipal obligations:
Within 1 year	141,912	143,357	2.70
After 1 but within 5 years	734,238	756,570	2.64
After 5 but within 10 years	562,959	543,749	2.21
After 10 years	185,086	175,495	1.94
Total state and municipal obligations	1,624,195	1,619,171	2.42
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,743,803	2,772,338	2.74
Non-agency mortgage-backed securities	236,595	246,983	4.51
Asset-backed securities	2,847,368	2,844,071.88
Total mortgage and asset-backed securities	5,827,766	5,863,392	1.90
Other debt securities:
Within 1 year	7,695	7,719
After 1 but within 5 years	49,697	50,125
After 5 but within 10 years	90,189	83,913
Total other debt securities	147,581	141,757
Equity securities	9,970	43,898
Total available for sale investment securities	$8,874,540	$8,915,680
* Rate does not reflect inflation adjustment on inflation-protected securities

Investments in U.S. government securities are comprised mainly of U.S. Treasury inflation-protected securities, which totaled $505.6 million, at fair value, at December 31, 2013. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. At maturity, the principal paid is the greater of an inflation-adjusted principal or the original principal. Included in state and municipal obligations are $127.7 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Interest on these bonds is currently being paid at the maximum failed auction rates. Equity securities are primarily comprised of investments in common stock held by the Parent, which totaled $37.2 million, at fair value, at December 31, 2013.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government and federal agency obligations	$498,226	$20,614	$(13,144)	$505,696
Government-sponsored enterprise obligations	766,802	2,245	(27,281)	741,766
State and municipal obligations	1,624,195	28,321	(33,345)	1,619,171
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,743,803	54,659	(26,124)	2,772,338
Non-agency mortgage-backed securities	236,595	12,008	(1,620)	246,983
Asset-backed securities	2,847,368	6,872	(10,169)	2,844,071
Total mortgage and asset-backed securities	5,827,766	73,539	(37,913)	5,863,392
Other debt securities	147,581	671	(6,495)	141,757
Equity securities	9,970	33,928	—	43,898
Total	$8,874,540	$159,318	$(118,178)	$8,915,680
December 31, 2012
U.S. government and federal agency obligations	$399,971	$40,395	$(1,607)	$438,759
Government-sponsored enterprise obligations	467,063	5,188	(677)	471,574
State and municipal obligations	1,585,926	46,076	(16,295)	1,615,707
Mortgage and asset-backed securities:
Agency mortgage-backed securities	3,248,007	132,953	(5)	3,380,955
Non-agency mortgage-backed securities	224,223	12,906	(118)	237,011
Asset-backed securities	3,152,913	15,848	(1,367)	3,167,394
Total mortgage and asset-backed securities	6,625,143	161,707	(1,490)	6,785,360
Other debt securities	174,727	3,127	(102)	177,752
Equity securities	5,695	27,401	—	33,096
Total	$9,258,525	$283,894	$(20,171)	$9,522,248

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At December 31, 2013, the fair value of securities on this watch list was $188.8 million compared to $220.7 million at December 31, 2012.

As of December 31, 2013, the Company had recorded OTTI on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $70.4 million. The cumulative credit-related portion of the impairment initially recorded on these securities totaled $12.8 million and was recorded in earnings. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	16%	-	52%
Credit support	0%	-	14%
Loss severity	18%	-	81%

The following table shows changes in the credit losses recorded in current earnings, for which a portion of an OTTI was recognized in other comprehensive income.

(In thousands)	2013	2012	2011
Balance at January 1	$11,306	$9,931	$7,542
Credit losses on debt securities for which impairment was not previously recognized	—	—	170
Credit losses on debt securities for which impairment was previously recognized	1,284	1,490	2,368
Increase in expected cash flows that are recognized over remaining life of security	(91)	(115)	(149)
Balance at December 31	$12,499	$11,306	$9,931

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period. The table includes securities for which a portion of an OTTI has been recognized in other comprehensive income.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. government and federal agency obligations	$96,172	$243	$59,677	$12,901	$155,849	$13,144
Government-sponsored enterprise obligations	487,317	18,155	93,654	9,126	580,971	27,281
State and municipal obligations	478,818	15,520	178,150	17,825	656,968	33,345
Mortgage and asset-backed securities:
Agency mortgage-backed securities	717,778	26,124	—	—	717,778	26,124
Non-agency mortgage-backed securities	53,454	918	22,289	702	75,743	1,620
Asset-backed securities	1,088,556	9,072	58,398	1,097	1,146,954	10,169
Total mortgage and asset-backed securities	1,859,788	36,114	80,687	1,799	1,940,475	37,913
Other debt securities	90,028	5,604	9,034	891	99,062	6,495
Total	$3,012,123	$75,636	$421,202	$42,542	$3,433,325	$118,178
December 31, 2012
U.S. government and federal agency obligations	$71,464	$1,607	$—	$—	$71,464	$1,607
Government-sponsored enterprise obligations	102,082	677	—	—	102,082	677
State and municipal obligations	173,600	2,107	80,530	14,188	254,130	16,295
Mortgage and asset-backed securities:
Agency mortgage-backed securities	5,874	5	—	—	5,874	5
Non-agency mortgage-backed securities	—	—	12,609	118	12,609	118
Asset-backed securities	338,007	976	78,684	391	416,691	1,367
Total mortgage and asset-backed securities	343,881	981	91,293	509	435,174	1,490
Other debt securities	39,032	102	—	—	39,032	102
Total	$730,059	$5,474	$171,823	$14,697	$901,882	$20,171

The total available for sale portfolio consisted of approximately 1,800 individual securities at December 31, 2013. The portfolio included 507 securities, having an aggregate fair value of $3.4 billion, that were in a loss position at December 31, 2013, compared to 144 securities, with a fair value of $901.9 million, at December 31, 2012. The total amount of unrealized loss on these securities increased $98.0 million to $118.2 million, mainly due to higher interest rates in the second half of 2013. At December 31, 2013, the fair value of securities in an unrealized loss position for 12 months or longer totaled $421.2 million, or 4.7% of the total portfolio value, and did not include any securities identified as other-than-temporarily impaired.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $33.3 million at December 31, 2013. Of these losses, $10.0 million related to auction rate securities and $23.3 million related to other state and municipal obligations. This portfolio, excluding auction rate securities, totaled $1.5 billion at fair value, or 16.7% of total available for sale securities. The Company does not have exposure to obligations of municipalities which have filed for Chapter 9 bankruptcy. The Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the following table.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At December 31, 2013
Texas	9.9%	4.1	Aa1
Florida	9.3	4.6	Aa3
Ohio	6.0	4.9	Aa2
New York	5.5	6.3	Aa2
Washington	5.4	5.0	Aa2
General obligation	30.6%	4.6	Aa2
Lease	16.2	4.6	Aa2
Housing	15.4	4.4	Aa1
Transportation	13.9	4.2	A1
Limited tax	5.6	5.4	Aa1

The credit ratings (Moody’s rating or equivalent) at December 31, 2013 in the state and municipal bond portfolio (excluding auction rate securities) are shown in the following table. The average credit quality of the portfolio is Aa2 as rated by Moody’s.

% of Portfolio
Aaa	11.3%
Aa	67.5
A	19.1
Baa	1.3
Not rated	.8
100.0%

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

(In thousands)	2013	2012	2011
Proceeds from sales of available for sale securities	$7,076	$5,231	$11,202
Proceeds from sales of non-marketable securities	9,223	11,644	8,631
Total proceeds	$16,299	$16,875	$19,833
Available for sale:
Gains realized on sales	$126	$358	$177
Gain realized on donation	1,375	—	—
Other-than-temporary impairment recognized on debt securities	(1,284)	(1,490)	(2,537)
Non-marketable:
Gains realized on sales	1,808	1,655	2,388
Losses realized on sales	(2,979)	(200)	—
Fair value adjustments, net	(3,471)	4,505	10,784
Investment securities gains (losses), net	$(4,425)	$4,828	$10,812

Investment securities with a fair value of $5.0 billion and $4.3 billion were pledged at December 31, 2013 and 2012, respectively, to secure public deposits, securities sold under repurchase agreements, trust funds, and borrowings at the Federal Reserve Bank. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $687.7 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeds 10% of stockholders’ equity.

5. Land, Buildings and Equipment
Land, buildings and equipment consist of the following at December 31, 2013 and 2012:

(In thousands)	2013	2012
Land	$106,005	$107,540
Buildings and improvements	529,842	523,662
Equipment	227,467	229,370
Total	863,314	860,572
Less accumulated depreciation and amortization	513,660	502,960
Net land, buildings and equipment	$349,654	$357,612

Depreciation expense of $30.7 million, $32.2 million and $34.5 million for 2013, 2012 and 2011, respectively, was included in occupancy expense and equipment expense in the consolidated income statements. Repairs and maintenance expense of $16.8 million, $17.3 million and $17.7 million for 2013, 2012 and 2011, respectively, was included in occupancy expense and equipment expense. There has been no interest expense capitalized on construction projects in the past three years.

6. Goodwill and Other Intangible Assets
The following table presents information about the Company's intangible assets which have estimable useful lives.

	December 31, 2013				December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(22,781)	$—	$8,489	$25,720	$(20,892)	$—	$4,828
Mortgage servicing rights	3,430	(2,567)	(84)	779	3,132	(2,267)	(393)	472
Total	$34,700	$(25,348)	$(84)	$9,268	$28,852	$(23,159)	$(393)	$5,300

As discussed in Note 2 on Acquisition, the Company acquired Summit Bancshares, Inc. on September 1, 2013. As a result of the acquisition, goodwill of $13.3 million and a core deposit intangible asset of $5.6 million were recorded. Based on an estimation of the expected remaining economic life of the depositors, the core deposit premium is being amortized over a 14 year period using an accelerated method.

The carrying amount of goodwill and its allocation among segments at December 31, 2013 and 2012 is shown in the table below. As a result of ongoing assessments, no impairment of goodwill was recorded in 2013, 2012 or 2011. Further, the regular annual review on January 1, 2014 revealed no impairment as of that date.

(In thousands)	December 31, 2013	December 31, 2012
Consumer segment	$70,721	$67,765
Commercial segment	67,454	57,074
Wealth segment	746	746
Total goodwill	$138,921	$125,585

Changes in the net carrying amount of goodwill and other net intangible assets for the years ended December 31, 2013 and 2012 are shown in the following table.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance at December 31, 2011	$125,585	$6,970	$744
Originations	—	—	35
Amortization	—	(2,142)	(341)
Impairment reversal	—	—	34
Balance at December 31, 2012	125,585	4,828	472
Summit acquisition	13,336	5,550	—
Originations	—	—	298
Amortization	—	(1,889)	(300)
Impairment reversal	—	—	309
Balance at December 31, 2013	$138,921	$8,489	$779

Mortgage servicing rights (MSRs) are initially recorded at fair value and subsequently amortized over the period of estimated servicing income. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At December 31, 2013, temporary impairment of $84 thousand had been recognized. Temporary impairment, including impairment recovery, is effected through a change in a valuation allowance. The fair value of the MSRs is based on the present value of expected future cash flows, as further discussed in Note 16 on Fair Value Measurements.

Aggregate amortization expense on intangible assets for the years ended December 31, 2013, 2012 and 2011 was $2.2 million, $2.5 million and $3.0 million, respectively. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of December 31, 2013. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2014	$1,999
2015	1,609
2016	1,246
2017	921
2018	688

7. Deposits
At December 31, 2013, the scheduled maturities of total time open and certificates of deposit were as follows:

(In thousands)
Due in 2014	$1,740,247
Due in 2015	235,401
Due in 2016	126,623
Due in 2017	35,402
Due in 2018	48,998
Thereafter	1,767
Total	$2,188,438

The following table shows a detailed breakdown of the maturities of time open and certificates of deposit, by size category, at December 31, 2013.

(In thousands)	Certificates of Deposit under $100,000	Other Time Deposits under $100,000	Certificates of Deposit over $100,000	Other Time Deposits over $100,000	Total
Due in 3 months or less	$159,550	$33,313	$314,206	$19,086	$526,155
Due in over 3 through 6 months	179,266	38,196	249,528	32,052	499,042
Due in over 6 through 12 months	308,582	55,173	280,247	71,048	715,050
Due in over 12 months	135,935	73,674	221,906	16,676	448,191
Total	$783,333	$200,356	$1,065,887	$138,862	$2,188,438

Regulations of the Federal Reserve System require cash balances to be maintained at the Federal Reserve Bank, based on certain deposit levels. The minimum reserve requirement for the Bank at December 31, 2013 totaled $49.2 million.

8. Borrowings
The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year).

(Dollars in thousands)	Year End Weighted Rate	Average Weighted Rate	Average Balance Outstanding	Maximum Outstanding at any Month End	Balance at December 31
Federal funds purchased and repurchase agreements:
2013	.1%	.1%	$914,554	$1,479,849	$996,558
2012	.1	.1	785,978	1,149,156	683,550
2011	.1	.1	635,009	1,002,092	856,081

Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements), which generally mature within 90 days. Short-term repurchase agreements at December 31, 2013 were comprised of non-insured customer funds totaling $971.8 million, which were secured by a portion of the Company’s investment portfolio.

Long-term borrowings of the Company consisted of the following at December 31, 2013:

(Dollars in thousands)	Borrower	Maturity Date	Year End Weighted Rate	Year End Balance
FHLB advances	Subsidiary bank	2014	4.8%	$1,178
		2015-17	3.5	104,132
Structured repurchase agreements	Subsidiary bank	2014	.0	350,000
Total				$455,310
The Bank is a member of the Des Moines FHLB and has access to term financing from the FHLB. These borrowings are secured under a blanket collateral agreement including primarily residential mortgages as well as all unencumbered assets and stock of the borrowing bank. Total outstanding advances at December 31, 2013 were $105.3 million. All of the outstanding advances have fixed interest rates and contain prepayment penalties. The FHLB has also issued letters of credit, totaling $353.0 million at December 31, 2013, to secure the Company’s obligations to certain depositors of public funds.

Structured repurchase agreements totaled $350.0 million at December 31, 2013. These borrowings have floating interest rates based upon various published constant maturity swap (CMS) rates and will mature in 2014. They are secured by agency mortgage-backed and U.S. government securities in the Company's investment portfolio, which totaled $366.5 million at December 31, 2013. As of year end, these agreements did not bear interest because of low CMS rates.

9. Income Taxes
The components of income tax expense from operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

(In thousands)	Current	Deferred	Total
Year ended December 31, 2013:
U.S. federal	$102,191	$7,984	$110,175
State and local	10,838	1,217	12,055
Total	$113,029	$9,201	$122,230
Year ended December 31, 2012:
U.S. federal	$100,210	$15,125	$115,335
State and local	10,725	1,109	11,834
Total	$110,935	$16,234	$127,169
Year ended December 31, 2011:
U.S. federal	$113,920	$(2,720)	$111,200
State and local	10,328	(116)	10,212
Total	$124,248	$(2,836)	$121,412

The components of income tax (benefit) expense recorded directly to stockholders’ equity for the years ended December 31, 2013, 2012 and 2011 were as follows:

(In thousands)	2013	2012	2011
Unrealized gain (loss) on securities available for sale	$(84,582)	$19,425	$31,565
Accumulated pension (benefit) loss	6,981	(3,608)	(2,641)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,003)	(2,094)	(1,065)
Income tax (benefit) expense allocated to stockholders’ equity	$(78,604)	$13,723	$27,859

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Deferred tax assets:
Loans, principally due to allowance for loan losses	$70,154	$75,710
Accrued expenses	15,740	15,528
Equity-based compensation	12,407	12,469
Deferred compensation	6,980	6,280
Pension	728	7,840
Other	14,740	11,799
Total deferred tax assets	120,749	129,626
Deferred tax liabilities:
Equipment lease financing	64,320	54,980
Unrealized gain on securities available for sale	15,633	100,215
Land, buildings and equipment	14,757	16,433
Intangibles	7,282	4,867
Accretion on investment securities	5,972	6,613
Other	7,325	8,399
Total deferred tax liabilities	115,289	191,507
Net deferred tax assets (liabilities)	$5,460	$(61,881)

The Company acquired a federal net operating loss (NOL) carryforward of approximately $4.3 million in connection with a 2003 acquisition. At December 31, 2013, the NOL had been fully utilized. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets.

A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and the Company’s actual income tax expense for 2013, 2012 and 2011 is provided in the table below. The effective tax rate is calculated by dividing income taxes by income before income taxes less the non-controlling interest expense.

(In thousands)	2013	2012	2011
Computed “expected” tax expense	$134,117	$138,774	$132,214
Increase (decrease) in income taxes resulting from:
Tax-exempt interest, net of cost to carry	(16,612)	(15,516)	(14,815)
State and local income taxes, net of federal tax benefit	7,836	7,692	6,638
Tax deductible dividends on allocated shares held by the Company’s ESOP	(1,116)	(2,991)	(1,058)
Other	(1,995)	(790)	(1,567)
Total income tax expense	$122,230	$127,169	$121,412

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company recorded tax benefits related to interest and penalties of $5 thousand, $81 thousand and $1 thousand in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, liabilities for interest and penalties were $172 thousand and $176 thousand, respectively.

As of December 31, 2013 and 2012, the gross amount of unrecognized tax benefits was $1.4 million and $1.6 million, respectively, and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.0 million and $1.1 million, respectively.

The Company and its subsidiaries are subject to income tax by federal, state and local government taxing authorities. Tax years 2010 through 2013 remain open to examination for U.S. federal income tax. Tax years 2009 through 2013 remain open to examination in major state taxing jurisdictions.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2013 and 2012 was as follows:

(In thousands)	2013	2012
Unrecognized tax benefits at beginning of year	$1,581	$1,584
Gross increases – tax positions in prior period	70	417
Gross decreases – tax positions in prior period	(2)	(25)
Gross increases – current-period tax positions	282	219
Lapse of statute of limitations	(503)	(614)
Unrecognized tax benefits at end of year	$1,428	$1,581

10. Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below. Substantially all of the Company’s employees are covered by a defined contribution (401(k)) plan, under which the Company makes matching contributions.

(In thousands)	2013	2012	2011
Payroll taxes	$21,705	$21,247	$20,703
Medical plans	18,393	19,861	16,350
401(k) plan	12,465	12,613	11,728
Pension plans	1,627	2,441	994
Other	2,498	2,062	2,232
Total employee benefits	$56,688	$58,224	$52,007

A portion of the Company’s employees are covered by a noncontributory defined benefit pension plan, however, participation in the pension plan is not available to employees hired after June 30, 2003. All participants are fully vested in their benefit payable upon normal retirement date, which is based on years of participation and compensation. Certain key executives also participate in a supplemental executive retirement plan (the CERP) that the Company funds only as retirement benefits are disbursed. The CERP carries no segregated assets. Since January 2011, all benefits accrued under the pension plan have been frozen. However, the accounts continue to accrue interest at a stated annual rate. The CERP continues to provide credits based on hypothetical contributions in excess of those permitted under the 401(k) plan. In the tables presented below, the pension plan and the CERP are presented on a combined basis.

Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to satisfy the statutory minimum required contribution as defined by the Pension Protection Act, which is intended to provide for current service accruals and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a discretionary contribution of $1.5 million to its defined benefit pension plan in 2012 in order to reduce pension guarantee premiums. No contributions to the defined plan were made in 2013 and the minimum required contribution for 2014 is expected to be zero. The Company does not expect to make any further contributions in 2014 other than the necessary funding contributions to the CERP. Contributions to the CERP were $69 thousand, $65 thousand and $18 thousand during 2013, 2012 and 2011, respectively.

The following items are components of the net pension cost for the years ended December 31, 2013, 2012 and 2011.

(In thousands)	2013	2012	2011
Service cost-benefits earned during the year	$509	$504	$406
Interest cost on projected benefit obligation	4,509	5,162	5,366
Expected return on plan assets	(6,476)	(6,178)	(6,727)
Amortization of unrecognized net loss	3,085	2,953	1,949
Net periodic pension cost	$1,627	$2,441	$994

The following table sets forth the pension plans’ funded status, using valuation dates of December 31, 2013 and 2012.

(In thousands)	2013	2012
Change in projected benefit obligation
Projected benefit obligation at prior valuation date	$125,147	$110,186
Service cost	509	504
Interest cost	4,509	5,162
Benefits paid	(5,904)	(5,248)
Actuarial (gain) loss	(10,588)	14,543
Projected benefit obligation at valuation date	113,673	125,147
Change in plan assets
Fair value of plan assets at prior valuation date	101,834	97,228
Actual return on plan assets	11,173	8,274
Employer contributions	69	1,580
Benefits paid	(5,904)	(5,248)
Fair value of plan assets at valuation date	107,172	101,834
Funded status and net amount recognized at valuation date	$(6,501)	$(23,313)

The accumulated benefit obligation, which represents the liability of a plan using only benefits as of the measurement date, was $113.7 million and $125.1 million for the combined plans on December 31, 2013 and 2012, respectively.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) at December 31, 2013 and 2012 are shown below, including amounts recognized in other comprehensive income during the periods. All amounts are shown on a pre-tax basis.

(In thousands)	2013	2012
Prior service credit (cost)	$—	$—
Accumulated loss	(25,479)	(43,849)
Accumulated other comprehensive loss	(25,479)	(43,849)
Cumulative employer contributions in excess of net periodic benefit cost	18,978	20,536
Net amount recognized as an accrued benefit liability on the December 31 balance sheet	$(6,501)	$(23,313)
Net gain (loss) arising during period	$15,285	$(12,447)
Amortization of net loss	3,085	2,953
Total recognized in other comprehensive income	$18,370	$(9,494)
Total income (expense) recognized in net periodic pension cost and other comprehensive income	$16,743	$(11,935)

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic pension cost in 2014 is $1.4 million.

The following assumptions, on a weighted average basis, were used in accounting for the plans.

	2013	2012	2011
Determination of benefit obligation at year end:
Discount rate	4.55%	3.65%	4.80%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%
Determination of net periodic benefit cost for year ended:
Discount rate	3.65%	4.80%	5.40%
Long-term rate of return on assets	6.50%	6.50%	7.00%
Assumed credit on cash balance accounts	5.00%	5.00%	5.00%

The following table shows the fair values of the Company’s pension plan assets by asset category at December 31, 2013 and 2012. Information about the valuation techniques and inputs used to measure fair value are provided in Note 16 on Fair Value Measurements.

		Fair Value Measurements
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets:
U.S. government obligations	$901	$901	$—	$—
Government-sponsored enterprise obligations (a)	2,512	—	2,512	—
State and municipal obligations	7,270	—	7,270	—
Agency mortgage-backed securities (b)	1,744	—	1,744	—
Non-agency mortgage-backed securities	6,156	—	6,156	—
Asset-backed securities	5,985	—	5,985	—
Corporate bonds (c)	36,345	—	36,345	—
Equity securities and mutual funds: (d)
U.S. large-cap	23,677	23,677	—	—
U.S. mid-cap	13,864	13,864	—	—
U.S. small-cap	4,331	4,331	—	—
International developed markets	857	857	—	—
Emerging markets	659	659	—	—
Money market funds	2,871	2,871	—	—
Total	$107,172	$47,160	$60,012	$—
December 31, 2012
Assets:
Cash	$31	$31	$—	$—
U.S. government obligations	343	343	—	—
Government-sponsored enterprise obligations (a)	6,930	—	6,930	—
State and municipal obligations	5,700	—	5,700	—
Agency mortgage-backed securities (b)	3,000	—	3,000	—
Non-agency mortgage-backed securities	6,936	—	6,936	—
Asset-backed securities	7,125	—	7,125	—
Corporate bonds (c)	27,653	—	27,653	—
Equity securities and mutual funds: (d)
U.S. large-cap	22,400	22,400	—	—
U.S. mid-cap	12,600	12,600	—	—
U.S. small-cap	3,792	3,792	—	—
International developed markets	908	908	—	—
Emerging markets	916	916	—	—
Money market funds	3,500	3,500	—	—
Total	$101,834	$44,490	$57,344	$—

(a)
This category represents bonds (excluding mortgage-backed securities) issued by agencies such as the Federal Home Loan Bank, the Federal Home Loan Mortgage Corp and the Federal National Mortgage Association.

(b)	This category represents mortgage-backed securities issued by the agencies mentioned in (a).

(c)	This category represents investment grade bonds issued in the U.S., primarily by domestic issuers, representing diverse industries.

(d)
This category represents investments in individual common stocks and equity funds. These holdings are diversified, largely across the financial services, consumer goods, healthcare, technology, and energy sectors.

The investment policy of the pension plan is designed for growth in value within limits designed to safeguard against significant losses within the portfolio. The policy sets guidelines regarding the types of investments held that may change from time to time, currently including items such as holding bonds rated investment grade or better and prohibiting investment in Company stock. The plan does not utilize derivatives. Management believes there are no significant concentrations of risk within the plan asset portfolio at December 31, 2013. Under the current policy, the long-term investment target mix for the plan is 35% equity securities and 65% fixed income securities. The Company regularly reviews its policies on investment mix and may make changes depending on economic conditions and perceived investment risk.

The discount rate is based on matching the Company's estimated plan cash flows to a yield curve derived from a portfolio of corporate bonds rated AA by either Moody's or Standard and Poor's.

The assumed overall expected long-term rate of return on pension plan assets used in calculating 2013 pension plan expense was 6.5%. Determination of the plan’s expected rate of return is based upon historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes. The rate used in plan calculations may be adjusted by management for current trends in the economic environment. The 10-year annualized return for the Company’s pension plan was 7.2%. During 2013, the plan’s rate of return was 11.1%, compared to 8.4% in 2012. Because a portion of the plan’s investments are equity securities, the actual return for any one plan year is affected by changes in the stock market. Due to positive investment returns experienced in 2013 and an increase in the discount rate, the Company expects to incur pension expense of $773 thousand in 2014, compared to $1.6 million in 2013.

The following future benefit payments are expected to be paid:

(In thousands)
2014	$5,958
2015	6,234
2016	6,551
2017	6,731
2018	6,940
2019 - 2023	36,258

11. Stock-Based Compensation and Directors Stock Purchase Plan*
The Company’s stock-based compensation is provided under a stockholder-approved plan which allows for issuance of various types of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and stock-based awards. At December 31, 2013, 3,729,477 shares remained available for issuance under the plan. The stock-based compensation expense that was charged against income was $6.4 million, $5.0 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.4 million, $1.9 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, stock-based compensation was issued in the form of nonvested stock awards and stock appreciation rights, while in 2012, stock-based compensation was issued solely in the form of nonvested stock awards. Nonvested stock is awarded to key employees, by action of the Company's Compensation and Human Resources Committee and Board of Directors. These awards generally vest after 4 to 7 years of continued employment, but vesting terms may vary according to the specifics of the individual grant agreement. There are restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of December 31, 2013 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	926,871	32.97
Granted	421,803	36.67
Vested	(54,922)	32.72
Forfeited	(28,729)	33.03
Canceled	(121,268)	33.64
Nonvested at December 31, 2013	1,143,755	34.27

The total fair value (at vest date) of shares vested during 2013, 2012 and 2011 was $2.1 million, $2.1 million and $1.6 million, respectively.

Stock appreciation rights (SARs) and stock options are granted with exercise prices equal to the market price of the Company’s stock at the date of grant. SARs, which the Company granted in 2006 through 2009, and again in 2013, vest ratably over four years of continuous service and have 10-year contractual terms. All SARs must be settled in stock under provisions of the plan. Stock options, which were granted in 2005 and previous years, vested ratably over three years of continuous service, and also have 10-year contractual terms.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options and SARs on date of grant. The Black-Scholes model is a closed-end model that uses various assumptions as shown in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options and SARs, which represents the period of time that the options and SARs granted are expected to be outstanding. The risk-free rate for the expected term is based on the U.S. Treasury zero coupon spot rates in effect at the time of grant. The per share average fair value and the model assumptions for SARs granted in 2013 are shown in the table below.

Weighted per share average fair value at grant date	$6.82
Assumptions:
Dividend yield	2.3%
Volatility	23.2%
Risk-free interest rate	1.2%
Expected term	7.3 years

A summary of option activity during 2013 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2013	807,121	$30.01
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(354,798)	29.32
Outstanding, exercisable and vested at December 31, 2013	452,323	$30.55	0.8	years	$6,494

A summary of SAR activity during 2013 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,876,523	$34.35
Granted	224,282	37.17
Forfeited	(2,954)	33.19
Expired	—	—
Exercised	(339,597)	34.54
Outstanding at December 31, 2013	1,758,254	$34.68	4.0	years	$17,993
Exercisable at December 31, 2013	1,535,329	$34.32	3.2	years	$16,267
Vested and expected to vest at December 31, 2013	1,748,676	$34.66	4.0	years	$17,919

Additional information about stock options and SARs exercised is presented below.

(In thousands)	2013	2012	2011
Intrinsic value of options and SARs exercised	$6,580	$7,769	$6,722
Cash received from options and SARs exercised	$9,426	$14,820	$14,604
Tax benefit realized from options and SARs exercised	$335	$1,269	$847

As of December 31, 2013, there was $20.5 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested SARs and stock awards. That cost is expected to be recognized over a weighted average period of 3.4 years.

The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors’ fees to purchase Company stock at market value each month end. Remaining shares available for issuance under this plan were 137,337 at December 31, 2013. In 2013, 20,222 shares were purchased at an average price of $40.39 and in 2012, 21,751 shares were purchased at an average price of $35.32.

* All share and per share amounts in this note have been restated for the 5% stock dividend distributed in 2013.

12. Accumulated Other Comprehensive Income
The table below shows the activity and accumulated balances for components of other comprehensive income. The largest component is the unrealized holding gains and losses on available for sale securities. Unrealized gains and losses on debt securities for which an other-than-temporary impairment (OTTI) has been recorded in current earnings are shown separately below. The other component is amortization from other comprehensive income of losses associated with pension benefits, which occurs as the amortization is included in current net periodic benefit cost.

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2013	$3,245	$160,263	$(27,164)	$136,344
Other comprehensive income (loss) before reclassifications	261	(222,628)	15,285	(207,082)
Amounts reclassified from accumulated other comprehensive income	1,284	(1,501)	3,085	2,868
Current period other comprehensive income (loss), before tax	1,545	(224,129)	18,370	(204,214)
Income tax (expense) benefit	(587)	85,169	(6,981)	77,601
Current period other comprehensive income (loss), net of tax	958	(138,960)	11,389	(126,613)
Balance December 31, 2013	$4,203	$21,303	$(15,775)	$9,731
Balance January 1, 2012	$(4,321)	$136,137	$(21,278)	$110,538
Other comprehensive income (loss) before reclassifications	10,713	39,271	(12,447)	37,537
Amounts reclassified from accumulated other comprehensive income	1,490	(357)	2,953	4,086
Current period other comprehensive income (loss), before tax	12,203	38,914	(9,494)	41,623
Income tax (expense) benefit	(4,637)	(14,788)	3,608	(15,817)
Current period other comprehensive income (loss), net of tax	7,566	24,126	(5,886)	25,806
Balance December 31, 2012	$3,245	$160,263	$(27,164)	$136,344
(1) The pre-tax amounts reclassified from accumulated other comprehensive income are included in "investment securities gains (losses), net" in the consolidated statements of income.
(2) The pre-tax amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic pension cost as "amortization of unrecognized net loss" (see Note 10).

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

Segment Income Statement Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Year ended December 31, 2013:
Net interest income	$268,283	$288,722	$40,194	$597,199	$22,173	$619,372
Provision for loan losses	(34,277)	3,772	(688)	(31,193)	10,840	(20,353)
Non-interest income	113,377	186,446	116,765	416,588	1,798	418,386
Investment securities losses, net	—	—	—	—	(4,425)	(4,425)
Non-interest expense	(270,209)	(235,346)	(96,530)	(602,085)	(27,548)	(629,633)
Income before income taxes	$77,174	$243,594	$59,741	$380,509	$2,838	$383,347
Year ended December 31, 2012:
Net interest income	$274,844	$290,968	$39,498	$605,310	$34,596	$639,906
Provision for loan losses	(35,496)	(2,824)	(695)	(39,015)	11,728	(27,287)
Non-interest income	114,307	179,824	108,472	402,603	(2,973)	399,630
Investment securities gains, net	—	—	—	—	4,828	4,828
Non-interest expense	(266,740)	(226,935)	(90,659)	(584,334)	(34,135)	(618,469)
Income before income taxes	$86,915	$241,033	$56,616	$384,564	$14,044	$398,608
Year ended December 31, 2011:
Net interest income	$283,555	$283,790	$38,862	$606,207	$39,863	$646,070
Provision for loan losses	(47,273)	(16,195)	(712)	(64,180)	12,665	(51,515)
Non-interest income	131,253	162,533	101,836	395,622	(2,705)	392,917
Investment securities gains, net	—	—	—	—	10,812	10,812
Non-interest expense	(269,435)	(221,273)	(89,108)	(579,816)	(37,433)	(617,249)
Income before income taxes	$98,100	$208,855	$50,878	$357,833	$23,202	$381,035

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

Segment Balance Sheet Data

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Average balances for 2013:
Assets	$2,674,136	$6,321,153	$855,721	$9,851,010	$12,022,974	$21,873,984
Loans, including held for sale	2,589,179	6,124,902	845,918	9,559,999	756,143	10,316,142
Goodwill and other intangible assets	73,340	61,925	746	136,011	—	136,011
Deposits	9,317,525	6,809,265	1,885,807	18,012,597	48,554	18,061,151
Average balances for 2012:
Assets	$2,503,503	$5,834,512	$743,312	$9,081,327	$11,619,351	$20,700,678
Loans, including held for sale	2,418,428	5,648,923	735,153	8,802,504	586,500	9,389,004
Goodwill and other intangible assets	72,765	58,573	746	132,084	—	132,084
Deposits	8,816,905	6,266,569	1,689,937	16,773,411	53,137	16,826,548

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

14. Common Stock
On December 16, 2013, the Company distributed a 5% stock dividend on its $5 par common stock for the twentieth consecutive year. All per share data in this report has been restated to reflect the stock dividend.

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

The Company applies the two-class method of computing income per share. Under current guidance, nonvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate income per share amounts for the nonvested share-based awards and for common stock. Income per share attributable to common stock is shown in the following table. Nonvested share-based awards are further discussed in Note 11 on Stock-Based Compensation.

(In thousands, except per share data)	2013	2012	2011
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$260,961	$269,329	$256,343
Less income allocated to nonvested restricted stockholders	2,939	2,563	1,846
Net income available to common stockholders	$258,022	$266,766	$254,497
Weighted average common shares outstanding	94,585	96,195	99,086
Basic income per common share	$2.73	$2.77	$2.57
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$260,961	$269,329	$256,343
Less income allocated to nonvested restricted stockholders	2,931	2,562	1,842
Net income available to common stockholders	$258,030	$266,767	$254,501
Weighted average common shares outstanding	94,585	96,195	99,086
Net effect of the assumed exercise of stock-based awards -- based on the treasury stock method using the average market price for the respective periods	398	294	362
Weighted average diluted common shares outstanding	94,983	96,489	99,448
Diluted income per common share	$2.72	$2.76	$2.56

Nearly all unexercised stock options and stock appreciation rights were included in the computations of diluted income per share for the years ended December 31, 2013 and 2012. Unexercised options and rights of 1.2 million were excluded from the computation of diluted income per share for the year ended December 31, 2011, because their inclusion would have been anti-dilutive.

The table below shows activity in the outstanding shares of the Company’s common stock during the past three years. Shares in the table below are presented on an historical basis and have not been restated for the annual 5% stock dividends.

	Years Ended December 31
(In thousands)	2013	2012	2011
Shares outstanding at January 1	91,414	88,952	86,624
Issuance of stock:
Awards and sales under employee and director plans	653	837	724
5% stock dividend	4,565	4,352	4,231
Summit acquisition	1,000	—	—
Purchases of treasury stock	(1,742)	(2,716)	(2,622)
Other	(9)	(11)	(5)
Shares outstanding at December 31	95,881	91,414	88,952

The Company maintains a treasury stock buyback program authorized by its Board of Directors. At December 31, 2013, 3,492,265 shares were available for purchase under the current Board authorization.

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

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,239,636	15.28%	$1,172,843	8.00%	N.A.	N.A.
Commerce Bank	1,971,850	13.55	1,164,469	8.00	$1,455,586	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,061,761	14.06%	$586,421	4.00%	N.A.	N.A.
Commerce Bank	1,809,231	12.43	582,234	4.00	$873,351	6.00%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$2,061,761	9.43%	$874,673	4.00%	N.A.	N.A.
Commerce Bank	1,809,231	8.31	871,050	4.00	$1,088,812	5.00%
December 31, 2012
Total Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$2,092,141	14.93%	$1,121,252	8.00%	N.A.	N.A.
Commerce Bank	1,887,251	13.60	1,110,330	8.00	$1,387,912	10.00%
Tier I Capital (to risk-weighted assets):
Commerce Bancshares, Inc. (consolidated)	$1,906,203	13.60%	$560,626	4.00%	N.A.	N.A.
Commerce Bank	1,713,752	12.35	555,165	4.00	$832,747	6.00%
Tier I Capital (to adjusted quarterly average assets):
(Leverage Ratio)
Commerce Bancshares, Inc. (consolidated)	$1,906,203	9.14%	$834,171	4.00%	N.A.	N.A.
Commerce Bank	1,713,752	8.26	829,711	4.00	$1,037,139	5.00%

At December 31, 2013, the Company met all capital requirements to which it is subject, and the Bank’s capital position exceeded the regulatory definition of well-capitalized.

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

Instruments Measured at Fair Value on a Recurring Basis
The table below presents the carrying values of assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012. There were no transfers among levels during these years.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$505,696	$505,696	$—	$—
Government-sponsored enterprise obligations	741,766	—	741,766	—
State and municipal obligations	1,619,171	—	1,491,447	127,724
Agency mortgage-backed securities	2,772,338	—	2,772,338	—
Non-agency mortgage-backed securities	246,983	—	246,983	—
Asset-backed securities	2,844,071	—	2,844,071	—
Other debt securities	141,757	—	141,757	—
Equity securities	43,898	24,646	19,252	—
Trading securities	19,993	—	19,993	—
Private equity investments	56,612	—	—	56,612
Derivatives *	12,980	—	12,976	4
Assets held in trust	7,511	7,511	—	—
Total assets	9,012,776	537,853	8,290,583	184,340
Liabilities:
Derivatives *	13,329	—	13,260	69
Total liabilities	$13,329	$—	$13,260	$69
December 31, 2012
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$438,759	$438,759	$—	$—
Government-sponsored enterprise obligations	471,574	—	471,574	—
State and municipal obligations	1,615,707	—	1,489,293	126,414
Agency mortgage-backed securities	3,380,955	—	3,380,955	—
Non-agency mortgage-backed securities	237,011	—	237,011	—
Asset-backed securities	3,167,394	—	3,167,394	—
Other debt securities	177,752	—	177,752	—
Equity securities	33,096	17,835	15,261	—
Trading securities	28,837	—	28,837	—
Private equity investments	68,167	—	—	68,167
Derivatives *	16,740	—	16,731	9
Assets held in trust	5,440	5,440	—	—
Total assets	9,641,432	462,034	8,984,808	194,590
Liabilities:
Derivatives *	17,718	—	17,522	196
Total liabilities	$17,718	$—	$17,522	$196

*	The fair value of each class of derivative is shown in Note 18.

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

The available for sale portfolio includes certain auction rate securities. The auction process by which the auction rate securities are normally priced has not functioned in recent years, and due to the illiquidity in the market, the fair value of these securities cannot be based on observable market prices. The fair values of these securities are estimated using a discounted cash flows analysis which is discussed more fully in the Level 3 Inputs section of this note. Because many of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
Year ended December 31, 2013:
Balance at January 1, 2013	$126,414	$68,167	$(187)	$194,394
Total gains or losses (realized/unrealized):
Included in earnings	—	(2,971)	234	(2,737)
Included in other comprehensive income	3,253	—	—	3,253
Investment securities called	(2,150)	—	—	(2,150)
Discount accretion	207	—	—	207
Purchases of private equity securities	—	3,950	—	3,950
Sale / paydown of private equity securities	—	(12,865)	—	(12,865)
Capitalized interest/dividends	—	331	—	331
Sale of risk participation agreement	—	—	(112)	(112)
Balance at December 31, 2013	$127,724	$56,612	$(65)	$184,271
Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$—	$(5,297)	$234	$(5,063)
Year ended December 31, 2012:
Balance at January 1, 2012	$135,621	$66,978	$(123)	$202,476
Total gains or losses (realized/unrealized):
Included in earnings	—	4,505	16	4,521
Included in other comprehensive income	(1,368)	—	—	(1,368)
Investment securities called	(8,275)	—	—	(8,275)
Discount accretion	436	—	—	436
Purchases of private equity securities	—	8,910	—	8,910
Sale / paydown of private equity securities	—	(12,751)	—	(12,751)
Capitalized interest/dividends	—	525	—	525
Purchase of risk participation agreement	—	—	28	28
Sale of risk participation agreement	—	—	(108)	(108)
Balance at December 31, 2012	$126,414	$68,167	$(187)	$194,394
Total gains or losses for the annual period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$—	$3,080	$(21)	$3,059

Gains and losses on the Level 3 assets and liabilities in the table above are reported in the following income categories:

(In thousands)	Loan Fees and Sales	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
Year ended December 31, 2013:
Total gains or losses included in earnings	$—	$234	$(2,971)	$(2,737)
Change in unrealized gains or losses relating to assets still held at December 31, 2013	$—	$234	$(5,297)	$(5,063)
Year ended December 31, 2012:
Total gains or losses included in earnings	$(9)	$25	$4,505	$4,521
Change in unrealized gains or losses relating to assets still held at December 31, 2012	$—	$(21)	$3,080	$3,059

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $127.7 million at December 31, 2013, while private equity investments, included in non-marketable securities, totaled $56.6 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	4	-	5 years
		Estimated market rate	1.9%	-	4.1%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5

The fair values of ARS are estimated using a discounted cash flows analysis in which estimated cash flows are based on mandatory interest rates paid under failing auctions and projected over an estimated market recovery period. Under normal conditions, ARS traded in weekly auctions and were considered liquid investments. The Company's estimate of when these auctions might resume is highly judgmental and subject to variation depending on current and projected market conditions. Few auctions of these securities have been held since 2008, and most sales have been privately arranged. Estimated cash flows during the period over which the Company expects to hold the securities are discounted at an estimated market rate. These securities are comprised of bonds issued by various states and municipalities for healthcare and student lending purposes, and market rates are derived for each type. Market rates are calculated at each valuation date using a LIBOR or Treasury based rate plus spreads representing adjustments for liquidity premium and nonperformance risk. The spreads are developed internally by employees in the Company's bond department. An increase in the holding period alone would result in a higher fair value measurement, while an increase in the estimated market rate (the discount rate) alone would result in a lower fair value measurement. The valuation of the ARS portfolio is reviewed on a quarterly basis by the Company's chief investment officers.

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during 2013 and 2012, and still held as of December 31, 2013 and 2012, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation assumptions used to determine each adjustment, and the carrying value of the related individual assets or portfolios at December 31, 2013 and 2012.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Balance at December 31, 2013
Collateral dependent impaired loans	$23,654	$—	$—	$23,654	$(8,406)
Private equity investments	500	—	—	500	(500)
Mortgage servicing rights	779	—	—	779	309
Foreclosed assets	1,287	—	—	1,287	(430)
Balance at December 31, 2012
Collateral dependent impaired loans	$24,572	$—	$—	$24,572	$(8,411)
Mortgage servicing rights	472	—	—	472	34
Foreclosed assets	297	—	—	297	(170)
Long-lived assets	5,617	—	—	5,617	(3,428)

Valuation methods for instruments measured at fair value on a nonrecurring basis
Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans
While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at December 31, 2013 and 2012 are shown in the table above.

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

Loans
The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 “Fair Value Measurements and Disclosures”. Expected future cash flows for each individual loan are based on contractual features, and for loans with optionality, such as variable rates and prepayment features, are based on a multi-rate path process. Each loan's expected future cash flows are discounted using the LIBOR/swap curve plus an appropriate spread. For business, construction and business real estate loans, internally-developed pricing spreads are developed which are based on loan type, term and credit score. The spread for personal real estate loans is generally based on newly originated loans with similar characteristics. For consumer loans, the spread is calculated at loan origination as part of the Bank's funds transfer pricing process, which is indicative of individual borrower creditworthiness. All consumer credit card loans are discounted at the same spread, depending on whether the rate is variable or fixed.

Loans Held for Sale, Investment Securities and Derivative Instruments
Detailed descriptions of the fair value measurements of these instruments are provided in Note 16 on Fair Value Measurements.

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

Other Borrowings
The fair value of other borrowings, which consists mainly of long-term debt, is estimated by discounting contractual maturities using an estimate of the current market rate for similar instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Hierarchy Level	2013		2012
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$3,715,319	$3,723,263	$3,134,801	$3,144,989
Real estate - construction and land	Level 3	406,197	410,022	355,996	352,547
Real estate - business	Level 3	2,313,550	2,345,124	2,214,975	2,240,796
Real estate - personal	Level 3	1,787,626	1,802,364	1,584,859	1,642,820
Consumer	Level 3	1,512,716	1,519,830	1,289,650	1,309,403
Revolving home equity	Level 3	420,589	424,811	437,567	441,651
Consumer credit card	Level 3	796,228	811,550	804,245	823,560
Overdrafts	Level 3	4,611	4,611	9,291	9,291
Loans held for sale	Level 2	—	—	3,017	3,030
Loans held for sale	Level 3	—	—	5,810	5,810
Investment securities:
Available for sale	Level 1	530,342	530,342	456,594	456,594
Available for sale	Level 2	8,257,614	8,257,614	8,939,240	8,939,240
Available for sale	Level 3	127,724	127,724	126,414	126,414
Trading	Level 2	19,993	19,993	28,837	28,837
Non-marketable	Level 3	107,324	107,324	118,650	118,650
Federal funds sold	Level 1	43,845	43,845	27,595	27,595
Securities purchased under agreements to resell	Level 3	1,150,000	1,149,625	1,200,000	1,215,234
Interest earning deposits with banks	Level 1	707,249	707,249	179,164	179,164
Cash and due from banks	Level 1	518,420	518,420	573,066	573,066
Derivative instruments	Level 2	12,976	12,976	16,731	16,731
Derivative instruments	Level 3	4	4	9	9
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,750,674	$6,750,674	$6,299,903	$6,299,903
Savings, interest checking and money market deposits	Level 1	10,108,236	10,108,236	9,817,943	9,817,943
Time open and certificates of deposit	Level 3	2,188,438	2,190,610	2,230,807	2,239,595
Federal funds purchased	Level 1	24,795	24,795	24,510	24,510
Securities sold under agreements to repurchase	Level 3	1,321,763	1,321,633	1,059,040	1,057,462
Other borrowings	Level 3	107,310	116,843	103,710	117,527
Derivative instruments	Level 2	13,260	13,260	17,522	17,522
Derivative instruments	Level 3	69	69	196	196

Off-Balance Sheet Financial Instruments
The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material. These instruments are also referenced in Note 20 on Commitments, Contingencies and Guarantees.

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

	December 31
(In thousands)	2013	2012
Interest rate swaps	$596,933	$435,542
Interest rate caps	9,736	27,736
Credit risk participation agreements	52,456	43,243
Foreign exchange contracts	81,207	47,897
Total notional amount	$740,332	$554,418

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

The Company’s mortgage banking operation makes commitments to extend fixed rate loans secured by 1-4 family residential properties. The Company’s general practice in previous years was to sell such loans in the secondary market. The related commitments were considered to be derivative instruments. These commitments were recognized on the balance sheet at fair value from their inception through their expiration or funding and had an average term of 60 to 90 days. The Company obtained forward sale contracts with investors in the secondary market in order to manage these risk positions. Most of the contracts were matched to a specific loan on a “best efforts” basis, in which the Company was obligated to deliver the loan only if the loan closed. The sale contracts were also accounted for as derivatives. Hedge accounting was not applied to these activities. In late 2011, the Company curtailed the sales of these types of loans, and did not hold any such loans for sale at December 31, 2013 or December 31, 2012.

Credit risk participation agreements arise when the Company contracts, as a guarantor or beneficiary, with other financial institutions to share credit risk associated with certain interest rate swaps. The Company’s risks and responsibilities as guarantor are further discussed in Note 20 on Commitments, Contingencies and Guarantees.

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At December 31, 2013, the Company had entered into two interest rate swaps with a notional amount of $12.2 million, which are designated as fair value hedges of certain fixed rate loans. Gains and losses on these derivative instruments, as well as the offsetting loss or gain on the hedged loans attributable to the hedged risk, are recognized in current earnings. These gains and losses are reported in interest and fees on loans in the accompanying consolidated statements of income. The table below shows gains and losses related to fair value hedges.

	For the Years Ended December 31
(In thousands)	2013	2012	2011
Gain on interest rate swaps	$422	$331	$106
Loss on loans	(408)	(324)	(95)
Amount of hedge ineffectiveness	$14	$7	$11

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial dealer institutions. Contracts with dealers that require central clearing (generally, transactions occurring after June 10, 2013) are novated to a clearing agency who becomes the Company's counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these free-standing swaps at December 31, 2013 was $584.8 million.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, communications, consumer products, education, and manufacturing. At December 31, 2013, the largest loss exposures were in the groups related to education, real estate and building materials, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company would incur losses of $2.4 million (real estate and building materials), $2.4 million (education), and $1.5 million (manufacturing), based on estimated amounts at December 31, 2013.

The fair values of the Company’s derivative instruments are shown in the table below. Information about the valuation methods used to measure fair value is provided in Note 16 on Fair Value Measurements. Derivatives instruments with a positive fair value (asset derivatives) are reported in other assets in the consolidated balance sheets while derivative instruments with a negative fair value (liability derivatives) are reported in other liabilities in the consolidated balance sheets.

	Asset Derivatives		Liability Derivatives
	December 31		December 31
	2013	2012	2013	2012
(In thousands)	Fair Value		Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$(300)	$(723)
Total derivatives designated as hedging instruments	$—	$—	$(300)	$(723)
Derivatives not designated as hedging instruments:
Interest rate swaps	$11,428	$16,334	$(11,429)	$(16,337)
Interest rate caps	1	1	(1)	(1)
Credit risk participation agreements	4	9	(69)	(196)
Foreign exchange contracts	1,547	396	(1,530)	(461)
Total derivatives not designated as hedging instruments	$12,980	$16,740	$(13,029)	$(16,995)
Total derivatives	$12,980	$16,740	$(13,329)	$(17,718)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Years Ended December 31
(In thousands)		2013	2012	2011
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$422	$331	$106
Total		$422	$331	$106
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$1,140	$743	$797
Credit risk participation agreements	Other non-interest income	234	25	270
Foreign exchange contracts	Other non-interest income	81	(161)	(36)
Mortgage loan commitments	Loan fees and sales	—	(20)	(51)
Mortgage loan forward sale contracts	Loan fees and sales	—	11	(422)
Total		$1,455	$598	$558

19. Balance Sheet Offsetting

The following tables show the extent to which assets and liabilities relating to derivative instruments, securities purchased under agreements to resell (resell agreements), and securities sold under agreements to repurchase (repurchase agreements) have been offset in the consolidated balance sheets. They also provide information about these instruments which are subject to an enforceable master netting arrangement, irrespective of whether they are offset, and the extent to which the instruments could potentially be offset. Also shown is collateral received or pledged in the form of other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus amounts of excess collateral are not shown. Most of the assets and liabilities in the following tables were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default.

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties, and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At December 31, 2013, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $8.8 million, and had posted securities with a fair value of $10.2 million and cash totaling $1.8 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

Resell and repurchase agreements are agreements to purchase/sell securities subject to an obligation to resell/repurchase the same or similar securities. They are accounted for as collateralized financing transactions, not as sales and purchases of the securities portfolio. The securities collateral accepted or pledged in resell and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees. The Company generally retains custody of securities pledged for repurchase agreements with customers.

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $300.0 million at both December 31, 2013 and December 31, 2012. At December 31, 2013, the Company had posted collateral consisting of $311.0 million in agency mortgage-backed securities and accepted $331.3 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments Available for Offset	Securities Collateral Received/Pledged	Net Amount
December 31, 2013
Assets:
Derivatives subject to master netting agreements	$11,579	$—	$11,579	$(1,299)	$(338)	$9,942
Derivatives not subject to master netting agreements	1,401	—	1,401
Total derivatives	12,980	—	12,980
Total resell agreements, subject to master netting arrangements	1,450,000	(300,000)	1,150,000	—	(1,150,000)	—
Liabilities:
Derivatives subject to master netting agreements	12,962	—	12,962	(1,299)	(9,063)	2,600
Derivatives not subject to master netting agreements	367	—	367
Total derivatives	13,329	—	13,329
Total repurchase agreements, subject to master netting arrangements	1,621,763	(300,000)	1,321,763	—	(1,321,763)	—
December 31, 2012
Assets:
Derivatives subject to master netting agreements	$16,475	$—	$16,475	$(603)	$—	$15,872
Derivatives not subject to master netting agreements	265	—	265
Total derivatives	16,740	—	16,740
Total resell agreements, subject to master netting arrangements	1,500,000	(300,000)	1,200,000	—	(1,200,000)	—
Liabilities:
Derivatives subject to master netting agreements	17,315	—	17,315	(603)	(16,017)	695
Derivatives not subject to master netting agreements	403	—	403
Total derivatives	17,718	—	17,718
Total repurchase agreements, subject to master netting arrangements	1,359,040	(300,000)	1,059,040	—	(1,059,040)	—

20. Commitments, Contingencies and Guarantees
The Company leases certain premises and equipment, all of which were classified as operating leases. The rent expense under such arrangements amounted to $6.5 million, $6.9 million and $7.4 million in 2013, 2012 and 2011, respectively. A summary of minimum lease commitments follows:

(In thousands)	Type of Property
Year Ended December 31	Real Property	Equipment	Total
2014	$5,811	$39	$5,850
2015	4,896	29	4,925
2016	4,033	26	4,059
2017	3,541	2	3,543
2018	2,629	—	2,629
After	16,300	—	16,300
Total minimum lease payments			$37,306

All leases expire prior to 2051. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, the future minimum lease commitments are not expected to be less than the amounts shown for 2014.

The Company engages in various transactions and commitments with off-balance sheet risk in the normal course of business to meet customer financing needs. The Company uses the same credit policies in making the commitments and conditional obligations described below as it does for on-balance sheet instruments. The following table summarizes these commitments at December 31:

(In thousands)	2013	2012
Commitments to extend credit:
Credit card	$3,835,323	$3,878,468
Other	4,591,468	4,500,352
Standby letters of credit, net of participations	325,623	359,765
Commercial letters of credit	11,771	12,582

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

At December 31, 2013, the Company had recorded a liability in the amount of $3.8 million, representing the carrying value of the guarantee obligations associated with the standby letters of credit. This amount will be accreted into income over the remaining life of the respective commitments. Commitments outstanding under these letters of credit, which represent the maximum potential future payments guaranteed by the Company, were $325.6 million at December 31, 2013.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During 2013, purchases and sales of tax credits amounted to $65.1 million and $59.6 million, respectively. At December 31, 2013, the Company had outstanding purchase commitments totaling $181.8 million. The commitments are expected to be funded in 2014 through 2017.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at December 31, 2013, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 10 years. At December 31, 2013, the fair value of the Company's guarantee liability RPAs was $69 thousand, and the notional amount of the underlying swaps was $50.1 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated and is dependent upon the fair value of the interest rate swaps at the time of default.

In December 2013, the settlement of a multi-district interchange suit against Visa, MasterCard and credit-card issuing major banks was approved in federal court. The settlement, as proposed in 2012, included a provision to reduce credit card interchange income by 10 basis points over an eight month period. In 2012, the Company established a liability for the estimated cost of this reduction in interchange income, which totaled $5.2 million. The Company's payments to Visa related to the reduction began in September 2013 and totaled $2.3 million during 2013. The Company's adjusted remaining liability totaled $2.5 million at December 31, 2013.

In December 2011, the Bank reached a class-wide settlement in a class action lawsuit captioned Wolfgeher v. Commerce Bank, Case No. 1:10-cv-22017 (MDL 2036) which alleged that the Bank had improperly charged overdraft fees on certain debit card transactions and claimed refunds for the plaintiff individually and on behalf of other customers as a class. The settlement provided for a payment of $18.3 million, which was expensed by the Company in 2011, into a class settlement fund, the proceeds of which have been used to issue refunds to class members and to pay attorneys' fees, administrative and other costs. The Bank also agreed to post debit card transactions in chronological order, which was implemented on February 21, 2013. As a result of the change in the posting order of debit card transactions, the Company currently estimates that overdraft income will be reduced on an annual basis by $3.5 million to $5.5 million. A formal Settlement Agreement and Release related to this lawsuit was signed by the Bank on July 26, 2012. A second suit alleging the same facts and also seeking class-action status was filed on June 4, 2010 in Missouri state court; however, the second suit was resolved by agreement on July 18, 2013 and was subsequently dismissed.

On January 4, 2013, the Company was named in a petition by Patrick J. Malloy III, Bankruptcy Trustee for the Bankruptcy Estate of George David Gordon Jr. (“Gordon”). The petition was filed in the District Court in and for Tulsa County, State of Oklahoma and removed to the United States District Court for the Northern District of Oklahoma, and subsequently remanded back to the District Court on May 7, 2013. On May 10, 2013, the Company was served with an amended petition in the case. The amended petition alleges that Gordon was involved in securities fraud and that Bank South, an Oklahoma bank that was subsequently acquired by the Company, together with a lending officer employed by Bank South, are jointly and severally liable, as aiders and abettors of the fraudulent scheme, for losses suffered by defrauded investors. The losses suffered by investors who have assigned their claims to the Trustee are alleged to be in excess of $9.0 million. The claim alleges that the Bank is liable as a successor by merger to Bank South. Based on facts available to the Company and after discussion with outside counsel handling the matter, the Company believes it has substantial defenses to this matter but has established a liability of $1.0 million. This matter will continue to be evaluated on an ongoing basis.
The Company has various other lawsuits pending at December 31, 2013, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

21. Related Parties
The Company’s Chief Executive Officer, its Vice Chairman, and its President are directors of Tower Properties Company (Tower) and, together with members of their immediate families, beneficially own approximately 72% of the outstanding stock of Tower. At December 31, 2013, Tower owned 222,663 shares of Company stock. Tower is primarily engaged in the business of owning, developing, leasing and managing real property.

Payments from the Company and its affiliates to Tower are summarized below. During 2012 and 2011, the Company leased several surface parking lots in downtown Kansas City, owned by Tower, for employee use. In the fourth quarter of 2012, the Company purchased these lots from Tower for $7.1 million. Other payments, with the exception of dividend payments, relate to property management services, including construction oversight, on four Company-owned office buildings and related parking garages in downtown Kansas City.

(In thousands)	2013	2012	2011
Rent on leased parking lots	$—	$294	$353
Leasing agent fees	50	63	57
Operation of parking garages	84	75	83
Building management fees	1,799	1,774	1,615
Property construction management fees	114	231	118
Dividends paid on Company stock held by Tower	191	489	177
Total	$2,238	$2,926	$2,403

Tower has a $13.5 million line of credit with the Bank which is subject to normal credit terms and has a variable interest rate. The maximum borrowings outstanding under this line during 2013 was $2.0 million, and there was no balance outstanding at December 31, 2013. The maximum borrowings outstanding during 2012 and 2011 were $5.0 million and $3.0 million, respectively, and the balance outstanding at December 31, 2012 and 2011 was $2.0 million and zero, respectively. Interest of $12 thousand, $51 thousand, and $22 thousand was paid during 2013, 2012 and 2011, respectively. Letters of credit may be collateralized under this line of credit; however, there were no letters of credit outstanding during 2013, 2012 or 2011, and thus, no fees were received during these periods. From time to time, the Bank extends additional credit to Tower for construction and development projects. No construction loans were outstanding during 2013, 2012 and 2011.

Tower leases office space in the Kansas City bank headquarters building owned by the Company. Rent paid to the Company totaled $67 thousand in 2013, $66 thousand in 2012 and $75 thousand in 2011, at $14.92, $15.08 and $15.67 per square foot, respectively.

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

As discussed in Note 20 on Commitments, Contingencies, and Guarantees, the Company regularly purchases various state tax credits arising from third-party property redevelopment and resells the credits to third parties.  During 2013, the Company sold state tax credits to its Chief Executive Officer, his father (a former Chief Executive Officer), its Vice Chairman, and a member of its Board of Directors, in the amount of $846 thousand, $282 thousand, $456 thousand, and $200 thousand, respectively, for personal tax planning. During 2012 and 2011, the Company's Chief Executive Officer purchased state tax credits of $465 thousand and $1.0 million, respectively. In 2011, his father purchased state tax credits in the amount of $920 thousand. The terms of the sales and the amounts paid were the same as the terms and amounts paid for similar tax credits by persons not related to the Company.

22. Parent Company Condensed Financial Statements
Following are the condensed financial statements of Commerce Bancshares, Inc. (Parent only) for the periods indicated:

Condensed Balance Sheets
	December 31
(In thousands)	2013	2012
Assets
Investment in consolidated subsidiaries:
Banks	$1,952,179	$1,983,751
Non-banks	63,134	61,217
Cash	53	58
Securities purchased under agreements to resell	142,650	67,675
Investment securities:
Available for sale	57,754	65,189
Non-marketable	3,326	4,272
Advances to subsidiaries, net of borrowings	1,772	5,504
Income tax benefits	470	10,236
Other assets	15,201	13,051
Total assets	$2,236,539	$2,210,953
Liabilities and stockholders’ equity
Pension obligation	$6,501	$23,313
Other liabilities	19,396	20,513
Total liabilities	25,897	43,826
Stockholders’ equity	2,210,642	2,167,127
Total liabilities and stockholders’ equity	$2,236,539	$2,210,953

Condensed Statements of Income
	For the Years Ended December 31
(In thousands)	2013	2012	2011
Income
Dividends received from consolidated subsidiaries:
Banks	$200,001	$235,000	$180,001
Non-banks	390	—	115
Earnings of consolidated subsidiaries, net of dividends	62,815	34,467	74,260
Interest and dividends on investment securities	4,029	5,074	7,997
Management fees charged subsidiaries	20,701	23,658	19,318
Investment securities gains	1,294	346	—
Other	2,958	2,067	1,560
Total income	292,188	300,612	283,251
Expense
Salaries and employee benefits	20,433	24,188	21,572
Professional fees	3,538	1,950	1,826
Data processing fees paid to affiliates	2,775	2,664	3,351
Indemnification obligation	—	—	(4,432)
Other	10,236	7,582	5,975
Total expense	36,982	36,384	28,292
Income tax benefit	(5,755)	(5,101)	(1,384)
Net income	$260,961	$269,329	$256,343

Condensed Statements of Cash Flows
	For the Years Ended December 31
(In thousands)	2013	2012	2011
Operating Activities
Net income	$260,961	$269,329	$256,343
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of consolidated subsidiaries, net of dividends	(62,815)	(34,467)	(74,260)
Other adjustments, net	(955)	(7,078)	(1,144)
Net cash provided by operating activities	197,191	227,784	180,939
Investing Activities
(Increase) decrease in securities purchased under agreements to resell	(74,975)	50,400	(40,375)
Decrease in investment in subsidiaries, net	151	1,195	116
Proceeds from sales of investment securities	866	346	—
Proceeds from maturities/pay downs of investment securities	13,644	17,063	22,233
Purchases of investment securities	—	(2,000)	—
Decrease in advances to subsidiaries, net	3,732	4,136	1,658
Net purchases of building improvements and equipment	(402)	(92)	(685)
Net cash provided by (used in) investing activities	(56,984)	71,048	(17,053)
Financing Activities
Purchases of treasury stock	(69,353)	(104,909)	(101,154)
Issuance under stock purchase and equity compensation plans	10,242	15,588	15,349
Net tax benefit related to equity compensation plans	1,003	2,094	1,065
Cash dividends paid on common stock	(82,104)	(211,608)	(79,140)
Net cash used in financing activities	(140,212)	(298,835)	(163,880)
Increase (decrease) in cash	(5)	(3)	6
Cash at beginning of year	58	61	55
Cash at end of year	$53	$58	$61
Income tax payments (receipts), net	$(6,933)	$523	$(2,700)

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

At December 31, 2013, the fair value of available for sale investment securities held by the Parent consisted of investments of $37.2 million in common stock and $20.6 million in non-agency mortgage-backed securities. The Parent’s unrealized net gain in fair value on its investments was $35.5 million at December 31, 2013. The corresponding net of tax unrealized gain included in stockholders’ equity was $22.0 million. Also included in stockholders’ equity was an unrealized net of tax gain in fair value of investment securities held by subsidiaries, which amounted to $3.5 million at December 31, 2013.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which follows.

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

We have audited Commerce Bancshares, Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Commerce Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 24, 2014 expressed an unqualified opinion on those consolidated financial statements.

Kansas City, Missouri
February 24, 2014

Item 9b.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K regarding executive officers is included at the end of Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and under the captions “Proposal One - Election of the 2017 Class of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, “Committees of the Board - Audit Committee and Committee on Governance/Directors” in the definitive proxy statement, which is incorporated herein by reference.

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
The information required by Items 404 and 407(a) of Regulation S-K is covered under the captions “Proposal One - Election of the 2017 Class of Directors” and “Corporate Governance” in the definitive proxy statement, which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under the captions “Pre-approval of Services by the External Auditor” and “Fees Paid to KPMG LLP” in the definitive proxy statement, which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:
		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	55
	Consolidated Statements of Income	56
	Consolidated Statements of Comprehensive Income	57
	Consolidated Statements of Cash Flows	58
	Consolidated Statements of Changes in Equity	59
	Notes to Consolidated Financial Statements	60
	Summary of Quarterly Statements of Income	49
(2)	Financial Statement Schedules:
	All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits (pages E-1 through E-2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of February 2014.

COMMERCE BANCSHARES, INC.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2014.

By:	/s/ CHARLES G. KIM
Charles G. Kim
Chief Financial Officer

By:	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

David W. Kemper
(Chief Executive Officer)
Terry D. Bassham
John R. Capps
Earl H. Devanny, III
W. Thomas Grant, II
James B. Hebenstreit
Jonathan M. Kemper	A majority of the Board of Directors*
Terry O. Meek
Benjamin F. Rassieur, III
Todd R. Schnuck
Andrew C. Taylor
Kimberly G. Walker

____________

*
David W. Kemper, Director and Chief Executive Officer, and the other Directors of Registrant listed, executed a power of attorney authorizing Thomas J. Noack, their attorney-in-fact, to sign this report on their behalf.

By:	/s/ THOMAS J. NOACK
Thomas J. Noack
Attorney-in-Fact

INDEX TO EXHIBITS

3 —Articles of Incorporation and By-Laws:

(a) Restated Articles of Incorporation, as amended, were filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated August 10, 1999, and the same are hereby incorporated by reference.

(b) Restated By-Laws, as amended, were filed in current report on Form 8-K (Commission file number 0-2989) dated February 14, 2013, and the same are hereby incorporated by reference.

4 — Instruments defining the rights of security holders, including indentures:

(a) Pursuant to paragraph (b)(4)(iii) of Item 601 Regulation S-K, Registrant will furnish to the Commission upon request copies of long-term debt instruments.

10 — Material Contracts (Each of the following is a management contract or compensatory plan arrangement):

(a) Commerce Bancshares, Inc. Executive Incentive Compensation Plan amended and restated as of January 1, 2009 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated August 7, 2009, and the same is hereby incorporated by reference.

(b)(1) Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan amended and restated as of July 24, 2009 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated August 7, 2009, and the same is hereby incorporated by reference.

(b)(2) An amendment to the Commerce Bancshares, Inc. 1987 Non-Qualified Stock Option Plan was filed in current report on Form 8-K (Commission file number 0-2989) dated February 16, 2012, and the same is hereby incorporated by reference.

(c) Commerce Bancshares, Inc. Stock Purchase Plan for Non-Employee Directors amended and restated as of April 17, 2013 was filed in current report on Form 8-K (Commission file number 0-2989) dated April 23, 2013, and the same is hereby incorporated by reference.

(d)(1) Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan amended and restated as of April 2001 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 8, 2001, and the same is hereby incorporated by reference.

(d)(2) An amendment to the Commerce Bancshares, Inc. 1996 Incentive Stock Option Plan was filed in current report on Form 8-K (Commission file number 0-2989) dated February 16, 2012, and the same is hereby incorporated by reference.

(e) Commerce Executive Retirement Plan amended and restated as of January 28, 2011 was filed in annual report on Form 10-K (Commission file number 0-2989) dated February 25, 2011, and the same is hereby incorporated by reference.

(f) Commerce Bancshares, Inc. Restricted Stock Plan amended and restated as of July 24, 2009 was filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated August 7, 2009, and the same is hereby incorporated by reference.

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

(i) Commerce Bancshares, Inc. 2014 Compensatory Arrangements with CEO and Named Executive Officers were filed in current report on Form 8-K (Commission file number 0-2989) dated January 30, 2014, and the same is hereby incorporated by reference.

(j) Commerce Bancshares, Inc. 2005 Equity Incentive Plan amended and restated as of April 17, 2013 was filed in current report on Form 8-K (Commission file number 0-2989) dated April 23, 2013, and the same is hereby incorporated by reference.

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

(n) Commerce Bancshares, Inc. Stock Appreciation Rights Agreement and Commerce Bancshares, Inc. Restricted Stock Award Agreements, pursuant to the 2005 Equity Incentive Plan, were filed in quarterly report on Form 10-Q (Commission file number 0-2989) dated May 6, 2013, and the same are hereby incorporated by reference.

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