Form 10-Q
period 2014-03-31
COMMERCE BANCSHARES INC /MO/
filed 2014-05-07
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended March 31, 2014

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
Yes ☐     No ☑
As of April 30, 2014, the registrant had outstanding 95,185,720 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Loans	$11,222,038	$10,956,836
Allowance for loan losses	(161,532)	(161,532)
Net loans	11,060,506	10,795,304
Investment securities:
Available for sale ($552,477,000 and $687,680,000 pledged in 2014 and 2013,
respectively, to secure swap and repurchase agreements)	9,115,116	8,915,680
Trading	15,740	19,993
Non-marketable	126,119	107,324
Total investment securities	9,256,975	9,042,997
Short-term federal funds sold and securities purchased under agreements to resell	19,525	43,845
Long-term securities purchased under agreements to resell	950,000	1,150,000
Interest earning deposits with banks	198,417	707,249
Cash and due from banks	530,244	518,420
Land, buildings and equipment, net	344,790	349,654
Goodwill	138,921	138,921
Other intangible assets, net	8,811	9,268
Other assets	328,931	316,378
Total assets	$22,837,120	$23,072,036
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,552,085	$6,750,674
Savings, interest checking and money market	10,328,912	10,108,236
Time open and C.D.'s of less than $100,000	967,272	983,689
Time open and C.D.'s of $100,000 and over	1,389,065	1,204,749
Total deposits	19,237,334	19,047,348
Federal funds purchased and securities sold under agreements to repurchase	927,152	1,346,558
Other borrowings	105,114	107,310
Other liabilities	294,009	356,423
Total liabilities	20,563,609	20,857,639
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized and unissued 2,000,000 shares	—	—
Common stock, $5 par value
Authorized 100,000,000 shares; issued 96,244,762 shares in 2014 and 2013	481,224	481,224
Capital surplus	1,273,290	1,279,948
Retained earnings	492,559	449,836
Treasury stock of 391,599 shares in 2014 and 235,986 shares in 2013, at cost	(17,193)	(10,097)
Accumulated other comprehensive income	40,499	9,731
Total Commerce Bancshares, Inc. stockholders' equity	2,270,379	2,210,642
Non-controlling interest	3,132	3,755
Total equity	2,273,511	2,214,397
Total liabilities and equity	$22,837,120	$23,072,036
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31
(In thousands, except per share data)	2014	2013
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$110,702	$107,786
Interest and fees on loans held for sale	—	85
Interest on investment securities	45,019	44,959
Interest on short-term federal funds sold and securities purchased under
agreements to resell	26	9
Interest on long-term securities purchased under agreements to resell	4,151	5,829
Interest on deposits with banks	100	77
Total interest income	159,998	158,745
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,306	3,924
Time open and C.D.'s of less than $100,000	1,120	1,749
Time open and C.D.'s of $100,000 and over	1,452	1,699
Interest on federal funds purchased and securities sold under
agreements to repurchase	203	218
Interest on other borrowings	851	812
Total interest expense	6,932	8,402
Net interest income	153,066	150,343
Provision for loan losses	9,660	3,285
Net interest income after provision for loan losses	143,406	147,058
NON-INTEREST INCOME
Bank card transaction fees	41,717	38,550
Trust fees	26,573	25,169
Deposit account charges and other fees	18,590	18,712
Capital market fees	3,870	4,391
Consumer brokerage services	2,747	2,686
Loan fees and sales	1,209	1,473
Other	7,921	8,896
Total non-interest income	102,627	99,877
INVESTMENT SECURITIES GAINS (LOSSES), NET
Change in fair value of other-than-temporarily impaired securities	(63)	1,389
Portion recognized in other comprehensive income	(283)	(1,831)
Net impairment losses recognized in earnings	(346)	(442)
Realized gains (losses) on sales and fair value adjustments	10,383	(1,723)
Investment securities gains (losses), net	10,037	(2,165)
NON-INTEREST EXPENSE
Salaries and employee benefits	94,263	90,881
Net occupancy	11,616	11,235
Equipment	4,504	4,683
Supplies and communication	5,699	5,589
Data processing and software	19,087	18,951
Marketing	3,681	3,359
Deposit insurance	2,894	2,767
Other	20,596	17,572
Total non-interest expense	162,340	155,037
Income before income taxes	93,730	89,733
Less income taxes	29,609	28,925
Net income	64,121	60,808
Less non-controlling interest expense (income)	(192)	(209)
Net income attributable to Commerce Bancshares, Inc.	$64,313	$61,017
Net income per common share — basic	$.67	$.64
Net income per common share — diluted	$.67	$.63
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31
(In thousands)	2014	2013
	(Unaudited)
Net income	$64,121	$60,808
Other comprehensive income (loss):
Net unrealized gains on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	166	1,137
Net unrealized gains (losses) on other securities	30,379	(8,193)
Pension loss amortization	223	475
Other comprehensive income (loss)	30,768	(6,581)
Comprehensive income	94,889	54,227
Less non-controlling interest expense (income)	(192)	(209)
Comprehensive income attributable to Commerce Bancshares, Inc.	$95,081	$54,436
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2014	$481,224	$1,279,948	$449,836	$(10,097)	$9,731	$3,755	$2,214,397
Net income			64,313			(192)	64,121
Other comprehensive income					30,768		30,768
Distributions to non-controlling interest						(431)	(431)
Purchase of treasury stock				(20,900)			(20,900)
Issuance of stock under purchase and equity compensation plans		(2,897)		6,982			4,085
Net tax benefit related to equity compensation plans		800					800
Stock-based compensation		2,261					2,261
Issuance of nonvested stock awards		(6,822)		6,822			—
Cash dividends ($.225 per share)			(21,590)				(21,590)
Balance March 31, 2014	$481,224	$1,273,290	$492,559	$(17,193)	$40,499	$3,132	$2,273,511
Balance January 1, 2013	$458,646	$1,102,507	$477,210	$(7,580)	$136,344	$4,447	$2,171,574
Net income			61,017			(209)	60,808
Other comprehensive loss					(6,581)		(6,581)
Distributions to non-controlling interest						(192)	(192)
Purchase of treasury stock				(29,993)			(29,993)
Issuance of stock under purchase and equity compensation plans		(1,146)		3,752			2,606
Net tax benefit related to equity compensation plans		181					181
Stock-based compensation		1,223					1,223
Issuance of nonvested stock awards		(1,320)		1,320			—
Cash dividends ($.214 per share)			(20,435)				(20,435)
Balance March 31, 2013	$458,646	$1,101,445	$517,792	$(32,501)	$129,763	$4,046	$2,179,191
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
(In thousands)	2014	2013
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$64,121	$60,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,660	3,285
Provision for depreciation and amortization	10,508	10,424
Amortization of investment security premiums, net	6,675	12,539
Investment securities (gains) losses, net(A)	(10,037)	2,165
Net decrease in trading securities	16,597	9,609
Stock-based compensation	2,261	1,223
Increase in interest receivable	(1,421)	(5)
Increase in interest payable	25	246
Increase in income taxes payable	30,410	26,894
Net tax benefit related to equity compensation plans	(800)	(181)
Other changes, net	(6,524)	(28,936)
Net cash provided by operating activities	121,475	98,071
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	31,666	52
Proceeds from maturities/pay downs of investment securities(A)	456,956	674,270
Purchases of investment securities(A)	(628,237)	(934,142)
Net increase in loans	(275,036)	(159,087)
Long-term securities purchased under agreements to resell	(100,000)	(50,000)
Repayments of long-term securities purchased under agreements to resell	300,000	50,000
Purchases of land, buildings and equipment	(3,954)	(5,867)
Sales of land, buildings and equipment	5	404
Net cash used in investing activities	(218,600)	(424,370)
FINANCING ACTIVITIES:
Net decrease in non-interest bearing, savings, interest checking and money market deposits	(132,858)	(138,419)
Net increase in time open and C.D.'s	167,862	310,948
Repayment of long-term securities sold under agreements to repurchase	(150,000)	—
Net increase (decrease) in short-term federal funds purchased and securities sold under
agreements to repurchase	(269,406)	43,308
Repayment of other long-term borrowings	(196)	(927)
Net decrease in other short-term borrowings	(2,000)	—
Purchases of treasury stock	(20,900)	(29,993)
Issuance of stock under stock purchase and equity compensation plans	4,085	2,606
Net tax benefit related to equity compensation plans	800	181
Cash dividends paid on common stock	(21,590)	(20,435)
Net cash provided by (used in) financing activities	(424,203)	167,269
Decrease in cash and cash equivalents	(521,328)	(159,030)
Cash and cash equivalents at beginning of year	1,269,514	779,825
Cash and cash equivalents at March 31	$748,186	$620,795
(A) Available for sale and non-marketable securities
Income tax net payments (refunds)	$(807)	$2,031
Interest paid on deposits and borrowings	$6,869	$8,156
Loans transferred to foreclosed real estate	$836	$3,925
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2013 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results to be attained for the full year or any other interim period.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2013 Annual Report on Form 10-K.

2. Acquisition and Disposition

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
The Company has contracted to sell banking branches in Farmington, Desloge and Bonne Terre, Missouri. The transaction is expected to close in July 2014, pending regulatory approval. The Company expects to sell approximately $16 million in loans, $75 million in deposits, and various bank premises.
3. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at March 31, 2014 and December 31, 2013 are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Commercial:
Business	$3,941,394	$3,715,319
Real estate – construction and land	423,667	406,197
Real estate – business	2,315,167	2,313,550
Personal Banking:
Real estate – personal	1,782,831	1,787,626
Consumer	1,561,973	1,512,716
Revolving home equity	419,376	420,589
Consumer credit card	775,044	796,228
Overdrafts	2,586	4,611
Total loans	$11,222,038	$10,956,836

At March 31, 2014, loans of $3.7 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.4 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three months ended March 31, 2014 and 2013, respectively, follows:

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at January 1	$94,189	$67,343	$161,532	$105,725	$66,807	$172,532
Provision	4,067	5,593	9,660	(6,590)	9,875	3,285
Deductions:
Loans charged off	1,130	12,751	13,881	705	11,801	12,506
Less recoveries on loans	755	3,466	4,221	1,391	3,330	4,721
Net loan charge-offs (recoveries)	375	9,285	9,660	(686)	8,471	7,785
Balance at March 31	$97,881	$63,651	$161,532	$99,821	$68,211	$168,032

The following table shows the balance in the allowance for loan losses and the related loan balance at March 31, 2014 and December 31, 2013, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
March 31, 2014
Commercial	$7,637	$79,325	$90,244	$6,600,903
Personal Banking	2,119	29,074	61,532	4,512,736
Total	$9,756	$108,399	$151,776	$11,113,639
December 31, 2013
Commercial	$8,476	$78,516	$85,713	$6,356,550
Personal Banking	2,424	29,120	64,919	4,492,650
Total	$10,900	$107,636	$150,632	$10,849,200

Impaired loans

The table below shows the Company’s investment in impaired loans at March 31, 2014 and December 31, 2013. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 13.

(In thousands)	Mar. 31, 2014	Dec. 31, 2013
Non-accrual loans	$47,573	$48,814
Restructured loans (accruing)	60,826	58,822
Total impaired loans	$108,399	$107,636

The following table provides additional information about impaired loans held by the Company at March 31, 2014 and December 31, 2013, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2014
With no related allowance recorded:
Business	$7,969	$9,000	$—
Real estate – construction and land	8,228	15,965	—
Real estate – business	3,742	6,432	—
Consumer	1,538	2,188	—
Revolving home equity	2,191	2,741	—
	$23,668	$36,326	$—
With an allowance recorded:
Business	$25,834	$29,189	$2,806
Real estate – construction and land	15,558	17,591	1,968
Real estate – business	17,994	26,755	2,863
Real estate – personal	9,496	12,517	1,127
Consumer	3,948	3,948	75
Revolving home equity	605	605	2
Consumer credit card	11,296	11,296	915
	$84,731	$101,901	$9,756
Total	$108,399	$138,227	$9,756
December 31, 2013
With no related allowance recorded:
Business	$7,969	$9,000	$—
Real estate – construction and land	8,766	16,067	—
Real estate – business	4,089	6,417	—
Revolving home equity	2,191	2,741	—
	$23,015	$34,225	$—
With an allowance recorded:
Business	$19,266	$22,597	$3,037
Real estate – construction and land	17,632	19,708	2,174
Real estate – business	20,794	29,287	3,265
Real estate – personal	10,425	13,576	1,361
Consumer	4,025	4,025	85
Revolving home equity	666	666	2
Consumer credit card	11,813	11,813	976
	$84,621	$101,672	$10,900
Total	$107,636	$135,897	$10,900

Total average impaired loans for the three month periods ended March 31, 2014 and 2013, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended March 31, 2014
Non-accrual loans	$40,302	$7,565	$47,867
Restructured loans (accruing)	38,393	21,431	59,824
Total	$78,695	$28,996	$107,691
For the three months ended March 31, 2013
Non-accrual loans	$41,108	$6,059	$47,167
Restructured loans (accruing)	38,642	27,291	65,933
Total	$79,750	$33,350	$113,100

The table below shows interest income recognized during the three month periods ended March 31, 2014 and 2013 for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 13.

	For the Three Months Ended March 31
(In thousands)	2014	2013
Interest income recognized on impaired loans:
Business	$163	$397
Real estate – construction and land	161	202
Real estate – business	30	61
Real estate – personal	63	73
Consumer	75	93
Revolving home equity	8	9
Consumer credit card	202	240
Total	$702	$1,075

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at March 31, 2014 and December 31, 2013.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
March 31, 2014
Commercial:
Business	$3,922,118	$7,780	$485	$11,011	$3,941,394
Real estate – construction and land	409,592	4,609	19	9,447	423,667
Real estate – business	2,284,479	11,592	42	19,054	2,315,167
Personal Banking:
Real estate – personal	1,766,163	11,569	767	4,332	1,782,831
Consumer	1,547,246	10,980	2,209	1,538	1,561,973
Revolving home equity	415,637	884	664	2,191	419,376
Consumer credit card	758,313	8,430	8,301	—	775,044
Overdrafts	2,380	206	—	—	2,586
Total	$11,105,928	$56,050	$12,487	$47,573	$11,222,038
December 31, 2013
Commercial:
Business	$3,697,589	$5,467	$671	$11,592	$3,715,319
Real estate – construction and land	386,423	9,601	—	10,173	406,197
Real estate – business	2,292,385	1,340	47	19,778	2,313,550
Personal Banking:
Real estate – personal	1,771,231	9,755	1,560	5,080	1,787,626
Consumer	1,492,960	17,482	2,274	—	1,512,716
Revolving home equity	416,614	1,082	702	2,191	420,589
Consumer credit card	777,564	9,952	8,712	—	796,228
Overdrafts	4,315	296	—	—	4,611
Total	$10,839,081	$54,975	$13,966	$48,814	$10,956,836

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
March 31, 2014
Pass	$3,840,105	$391,080	$2,193,862	$6,425,047
Special mention	59,603	1,917	48,782	110,302
Substandard	30,675	21,223	53,469	105,367
Non-accrual	11,011	9,447	19,054	39,512
Total	$3,941,394	$423,667	$2,315,167	$6,680,228
December 31, 2013
Pass	$3,618,120	$372,515	$2,190,344	$6,180,979
Special mention	61,916	1,697	53,079	116,692
Substandard	23,691	21,812	50,349	95,852
Non-accrual	11,592	10,173	19,778	41,543
Total	$3,715,319	$406,197	$2,313,550	$6,435,066

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At March 31, 2014, these were comprised of $240.8 million in personal real estate loans and $12.3 million in consumer loans, or 5.6% of the Personal Banking portfolio. At December 31, 2013, these were comprised of $244.3 million in personal real estate loans and $47.5 million in consumer loans, or 6.5% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at March 31, 2014 and December 31, 2013 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
March 31, 2014
FICO score:
Under 600	1.7%	5.5%	3.0%	4.4%
600 - 659	3.2	10.3	4.9	12.1
660 - 719	10.4	23.0	14.6	34.0
720 - 779	26.1	28.9	31.9	27.7
780 and Over	58.6	32.3	45.6	21.8
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2013
FICO score:
Under 600	1.7%	5.4%	2.1%	4.1%
600 - 659	3.3	10.1	7.3	11.7
660 - 719	10.3	23.4	15.0	32.9
720 - 779	25.8	28.3	28.5	27.9
780 and Over	58.9	32.8	47.1	23.4
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $86.0 million at March 31, 2014. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $25.2 million at March 31, 2014. Other performing restructured loans totaled $60.8 million at March 31, 2014. These are primarily comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $41.0 million at March 31, 2014. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $11.3 million at March 31, 2014. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At March 31, 2014, these loans totaled $8.5 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at March 31, 2014, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	March 31, 2014	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$30,973	$7,969
Real estate - construction and land	23,217	5,014
Real estate - business	7,414	2,421
Personal Banking:
Real estate - personal	7,002	60
Consumer	5,486	1,676
Revolving home equity	605	—
Consumer credit card	11,296	854
Total restructured loans	$85,993	$17,994

For those loans on non-accrual status also classified as restructured, the modification did not create any further financial effect on the Company as those loans were already recorded at net realizable value. For those performing commercial loans classified as restructured, there were no concessions involving forgiveness of principal or interest and, therefore, there was no financial impact to the Company as a result of modification to these loans. No financial impact resulted from those performing loans where the debt was not reaffirmed in bankruptcy, as no changes to loan terms occurred in that process. The effects of modifications to consumer credit card loans were estimated to decrease interest income by approximately $1.2 million on an annual, pre-tax basis, compared to amounts contractually owed.

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

The Company had commitments of $10.5 million at March 31, 2014 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $6.9 million and $6.6 million at March 31, 2014 and December 31, 2013, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.0 million and $2.8 million at March 31, 2014 and December 31, 2013, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

4. Investment Securities

Investment securities, at fair value, consisted of the following at March 31, 2014 and December 31, 2013.

(In thousands)	Mar. 31, 2014	Dec. 31, 2013
Available for sale	$9,115,116	$8,915,680
Trading	15,740	19,993
Non-marketable	126,119	107,324
Total investment securities	$9,256,975	$9,042,997

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $46.5 million at both March 31, 2014 and December 31, 2013. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $79.5 million at March 31, 2014 and $60.7 million at December 31, 2013.

A summary of the available for sale investment securities by maturity groupings as of March 31, 2014 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments and does not hold trust preferred securities.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$42,859	$43,982
After 1 but within 5 years	256,506	273,415
After 5 but within 10 years	139,206	142,538
After 10 years	52,996	47,703
Total U.S. government and federal agency obligations	491,567	507,638
Government-sponsored enterprise obligations:
Within 1 year	35,317	35,599
After 1 but within 5 years	492,447	492,574
After 5 but within 10 years	143,543	135,524
After 10 years	141,998	133,076
Total government-sponsored enterprise obligations	813,305	796,773
State and municipal obligations:
Within 1 year	139,190	140,356
After 1 but within 5 years	732,552	755,227
After 5 but within 10 years	560,235	549,538
After 10 years	186,056	177,527
Total state and municipal obligations	1,618,033	1,622,648
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,850,043	2,892,499
Non-agency mortgage-backed securities	287,342	298,633
Asset-backed securities	2,813,445	2,816,012
Total mortgage and asset-backed securities	5,950,830	6,007,144
Other debt securities:
Within 1 year	11,938	12,042
After 1 but within 5 years	42,390	42,904
After 5 but within 10 years	86,130	81,907
Total other debt securities	140,458	136,853
Equity securities	10,517	44,060
Total available for sale investment securities	$9,024,710	$9,115,116

Investments in U.S. government securities are comprised mainly of U.S. Treasury inflation-protected securities, which totaled $507.5 million, at fair value, at March 31, 2014. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $127.0 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $36.8 million at March 31, 2014.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. government and federal agency obligations	$491,567	$21,368	$(5,297)	$507,638
Government-sponsored enterprise obligations	813,305	2,264	(18,796)	796,773
State and municipal obligations	1,618,033	29,651	(25,036)	1,622,648
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,850,043	62,175	(19,719)	2,892,499
Non-agency mortgage-backed securities	287,342	12,428	(1,137)	298,633
Asset-backed securities	2,813,445	9,290	(6,723)	2,816,012
Total mortgage and asset-backed securities	5,950,830	83,893	(27,579)	6,007,144
Other debt securities	140,458	752	(4,357)	136,853
Equity securities	10,517	33,543	—	44,060
Total	$9,024,710	$171,471	$(81,065)	$9,115,116
December 31, 2013
U.S. government and federal agency obligations	$498,226	$20,614	$(13,144)	$505,696
Government-sponsored enterprise obligations	766,802	2,245	(27,281)	741,766
State and municipal obligations	1,624,195	28,321	(33,345)	1,619,171
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,743,803	54,659	(26,124)	2,772,338
Non-agency mortgage-backed securities	236,595	12,008	(1,620)	246,983
Asset-backed securities	2,847,368	6,872	(10,169)	2,844,071
Total mortgage and asset-backed securities	5,827,766	73,539	(37,913)	5,863,392
Other debt securities	147,581	671	(6,495)	141,757
Equity securities	9,970	33,928	—	43,898
Total	$8,874,540	$159,318	$(118,178)	$8,915,680

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At March 31, 2014, the fair value of securities on this watch list was $180.2 million compared to $188.8 million at December 31, 2013.

As of March 31, 2014, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $66.1 million. The cumulative credit-related portion of the impairment initially recorded on these securities totaled $13.2 million and was recorded in earnings. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at March 31, 2014 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	18%	-	56%
Credit support	0%	-	14%
Loss severity	20%	-	81%

The following table shows changes in the credit losses recorded in earnings during the three months ended March 31, 2014 and 2013, for which a portion of an OTTI was recognized in other comprehensive income.

	For the Three Months Ended March 31
(In thousands)	2014	2013
Balance at January 1	$12,499	$11,306
Credit losses on debt securities for which impairment was previously recognized	346	442
Increase in expected cash flows that are recognized over remaining life of security	(25)	(20)
Balance at March 31	$12,820	$11,728

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
U.S. government and federal agency obligations	$29,349	$27	$30,928	$5,270	$60,277	$5,297
Government-sponsored enterprise obligations	481,558	11,182	106,412	7,614	587,970	18,796
State and municipal obligations	387,791	8,018	189,058	17,018	576,849	25,036
Mortgage and asset-backed securities:
Agency mortgage-backed securities	759,734	19,716	107	3	759,841	19,719
Non-agency mortgage-backed securities	56,501	563	22,388	574	78,889	1,137
Asset-backed securities	583,899	5,535	118,267	1,188	702,166	6,723
Total mortgage and asset-backed securities	1,400,134	25,814	140,762	1,765	1,540,896	27,579
Other debt securities	85,844	3,321	15,294	1,036	101,138	4,357
Total	$2,384,676	$48,362	$482,454	$32,703	$2,867,130	$81,065
December 31, 2013
U.S. government and federal agency obligations	$96,172	$243	$59,677	$12,901	$155,849	$13,144
Government-sponsored enterprise obligations	487,317	18,155	93,654	9,126	580,971	27,281
State and municipal obligations	478,818	15,520	178,150	17,825	656,968	33,345
Mortgage and asset-backed securities:
Agency mortgage-backed securities	717,778	26,124	—	—	717,778	26,124
Non-agency mortgage-backed securities	53,454	918	22,289	702	75,743	1,620
Asset-backed securities	1,088,556	9,072	58,398	1,097	1,146,954	10,169
Total mortgage and asset-backed securities	1,859,788	36,114	80,687	1,799	1,940,475	37,913
Other debt securities	90,028	5,604	9,034	891	99,062	6,495
Total	$3,012,123	$75,636	$421,202	$42,542	$3,433,325	$118,178

The total available for sale portfolio consisted of approximately 1,800 individual securities at March 31, 2014. The portfolio included 431 securities, having an aggregate fair value of $2.9 billion, that were in an unrealized loss position at March 31, 2014, compared to 507 securities, with a fair value of $3.4 billion, at December 31, 2013. The total amount of unrealized loss on these securities decreased $37.1 million to $81.1 million at March 31, 2014. At March 31, 2014, the fair value of securities in an unrealized loss position for 12 months or longer totaled $482.5 million, or 5.3% of the total portfolio value, and did not include any securities identified as other-than-temporarily impaired.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $25.0 million at March 31, 2014. Of these losses, $11.0 million related to auction rate securities and $14.1 million related to other state and municipal obligations. This portfolio, exclusive of auction rate securities, totaled $1.5 billion at fair value, or 16.4% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below. The Company does not have exposure to obligations of municipalities which have filed for Chapter 9 bankruptcy. The Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At March 31, 2014
Texas	10.5%	4.6	Aa1
Florida	9.8	4.5	Aa3
New York	6.2	6.1	Aa2
Ohio	6.0	4.9	Aa2
Washington	5.2	4.8	Aa2
General obligation	31.0%	4.6	Aa2
Lease	16.5	4.7	Aa3
Housing	15.5	4.3	Aa1
Transportation	13.6	4.3	A1
Limited tax	6.0	5.3	Aa1

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Three Months Ended March 31
(In thousands)	2014	2013
Proceeds from sales of available for sale securities	$30,998	$—
Proceeds from sales of non-marketable securities	668	52
Total proceeds	$31,666	$52
Available for sale:
Losses realized on sales	$(5,197)	$—
Other-than-temporary impairment recognized on debt securities	(346)	(442)
Non-marketable:
Gains realized on sales	2	52
Losses realized on sales	(134)	—
Fair value adjustments, net	15,712	(1,775)
Investment securities gains (losses), net	$10,037	$(2,165)

At March 31, 2014, securities totaling $4.8 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $552.5 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

5. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	March 31, 2014				December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(23,302)	$—	$7,968	$31,270	$(22,781)	$—	$8,489
Mortgage servicing rights	3,518	(2,605)	(70)	843	3,430	(2,567)	(84)	779
Total	$34,788	$(25,907)	$(70)	$8,811	$34,700	$(25,348)	$(84)	$9,268

Aggregate amortization expense on intangible assets was $559 thousand and $557 thousand, respectively, for the three month periods ended March 31, 2014 and 2013. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of March 31, 2014. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2014	$1,997
2015	1,607
2016	1,244
2017	920
2018	687

Changes in the carrying amount of goodwill and net other intangible assets for the three month period ended March 31, 2014 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2014	$138,921	$8,489	$779
Originations	—	—	88
Amortization	—	(521)	(38)
Impairment reversal	—	—	14
Balance March 31, 2014	$138,921	$7,968	$843

Goodwill allocated to the Company’s operating segments at March 31, 2014 and December 31, 2013 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At March 31, 2014 that net liability was $3.5 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $333.3 million at March 31, 2014.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral, and at March 31, 2014, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term, with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 10 years. At March 31, 2014, the fair value of the Company's guarantee liabilities for RPAs was $71 thousand, and the notional amount of the underlying swaps was $65.4 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

7. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended March 31
(In thousands)	2014	2013
Service cost - benefits earned during the period	$133	$132
Interest cost on projected benefit obligation	1,261	1,122
Expected return on plan assets	(1,561)	(1,609)
Amortization of unrecognized net loss	360	767
Net periodic pension cost	$193	$412

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first three months of 2014, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2014.

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

	For the Three Months Ended March 31
(In thousands, except per share data)	2014	2013
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$64,313	$61,017
Less income allocated to nonvested restricted stock	802	594
Net income allocated to common stock	$63,511	$60,423
Weighted average common shares outstanding	94,773	94,722
Basic income per common share	$.67	$.64
Diluted income per common share:
Net income attributable to Commerce Bancshares, Inc.	$64,313	$61,017
Less income allocated to nonvested restricted stock	799	593
Net income allocated to common stock	$63,514	$60,424
Weighted average common shares outstanding	94,773	94,722
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	421	244
Weighted average diluted common shares outstanding	95,194	94,966
Diluted income per common share	$.67	$.63

Unexercised stock options and stock appreciation rights of 90 thousand were excluded in the computation of diluted income per share for the three month period ended March 31, 2014 because their inclusion would have been anti-dilutive. All unexercised stock options and rights were included in the computation of diluted income per share for the three month period ended March 31, 2013.

In the Annual Meeting of the Shareholders, held on April 16, 2014, a proposal to increase the shares of Company common stock authorized for issuance under its articles of incorporation was approved. This approval increased the authorized shares from 100,000,000 to 120,000,000.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2014	$4,203	$21,303	$(15,775)	$9,731
Other comprehensive income (loss) before reclassifications	(78)	43,801	—	43,723
Amounts reclassified from accumulated other comprehensive income	346	5,197	360	5,903
Current period other comprehensive income, before tax	268	48,998	360	49,626
Income tax expense	(102)	(18,619)	(137)	(18,858)
Current period other comprehensive income, net of tax	166	30,379	223	30,768
Balance March 31, 2014	$4,369	$51,682	$(15,552)	$40,499
Balance January 1, 2013	$3,245	$160,263	$(27,164)	$136,344
Other comprehensive income (loss) before reclassifications	1,392	(13,215)	—	(11,823)
Amounts reclassified from accumulated other comprehensive income	442	—	767	1,209
Current period other comprehensive income (loss), before tax	1,834	(13,215)	767	(10,614)
Income tax (expense) benefit	(697)	5,022	(292)	4,033
Current period other comprehensive income (loss), net of tax	1,137	(8,193)	475	(6,581)
Balance March 31, 2013	$4,382	$152,070	$(26,689)	$129,763
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2014
Net interest income	$66,862	$73,401	$9,912	$150,175	$2,891	$153,066
Provision for loan losses	(9,220)	(383)	(41)	(9,644)	(16)	(9,660)
Non-interest income	25,644	47,117	29,989	102,750	(123)	102,627
Investment securities gains, net	—	—	—	—	10,037	10,037
Non-interest expense	(66,287)	(60,826)	(24,749)	(151,862)	(10,478)	(162,340)
Income before income taxes	$16,999	$59,309	$15,111	$91,419	$2,311	$93,730
Three Months Ended March 31, 2013
Net interest income	$67,213	$70,215	$10,174	$147,602	$2,741	$150,343
Provision for loan losses	(8,211)	489	(48)	(7,770)	4,485	(3,285)
Non-interest income	26,608	44,506	28,819	99,933	(56)	99,877
Investment securities losses, net	—	—	—	—	(2,165)	(2,165)
Non-interest expense	(67,904)	(58,912)	(24,308)	(151,124)	(3,913)	(155,037)
Income before income taxes	$17,706	$56,298	$14,637	$88,641	$1,092	$89,733

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

11. Derivative Instruments

The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. The largest group of notional amounts relate to interest rate swaps, which are discussed in more detail below. The Company also contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps through risk participation agreements. The Company’s risks and responsibilities as guarantor are further discussed in Note 6 on Guarantees. Through its International Department, the Company enters into foreign exchange contracts, which are mainly comprised of contracts to purchase or deliver foreign currencies for customers at specific future dates.

(In thousands)	March 31, 2014	December 31, 2013
Interest rate swaps	$657,418	$596,933
Interest rate caps	9,236	9,736
Credit risk participation agreements	67,276	52,456
Foreign exchange contracts	63,544	81,207
Total notional amount	$797,474	$740,332

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At March 31, 2014, the Company had entered into one interest rate swap with a notional amount of $6.3 million, included in the table above, which is designated as a fair value hedge of a specific fixed rate loan.

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial dealer institutions. Contracts with dealers that require central clearing (generally, transactions occurring after June 10, 2013) are novated to a clearing agency who becomes the Company's counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these free-standing swaps at March 31, 2014 was $651.1 million.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, education, financial services, communications, consumer products, and manufacturing. At March 31, 2014, the largest loss exposures were in the groups related to real estate, education, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $2.7 million (real estate and building materials), $2.6 million (education) and $1.3 million (manufacturing) at March 31, 2014.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 14 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Mar. 31, 2014	Dec. 31, 2013	Balance Sheet	Mar. 31, 2014	Dec. 31, 2013
(In thousands)	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(229)	$(300)
Total derivatives designated as hedging instruments		$—	$—		$(229)	$(300)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,971	$11,428	Other liabilities	$(10,971)	$(11,429)
Interest rate caps	Other assets	1	1	Other liabilities	(1)	(1)
Credit risk participation agreements	Other assets	4	4	Other liabilities	(71)	(69)
Foreign exchange contracts	Other assets	988	1,547	Other liabilities	(1,140)	(1,530)
Total derivatives not designated as hedging instruments		$11,964	$12,980		$(12,183)	$(13,029)
Total derivatives		$11,964	$12,980		$(12,412)	$(13,329)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31
(In thousands)		2014	2013
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$72	$125
Total		$72	$125
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$445	$139
Credit risk participation agreements	Other non-interest income	105	56
Foreign exchange contracts	Other non-interest income	(170)	147
Total		$380	$342

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

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties, and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At March 31, 2014, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $9.5 million, and had posted securities with a fair value of $9.8 million and cash totaling $2.3 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $300.0 million at both March 31, 2014 and December 31, 2013. At March 31, 2014, the Company had posted collateral consisting of $310.2 million in agency mortgage-backed securities and accepted $330.6 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Securities Collateral Received/Pledged	Net Amount
March 31, 2014
Assets:
Derivatives subject to master netting agreements	$10,976	$—	$10,976	$(898)	$—	$10,078
Derivatives not subject to master netting agreements	988	—	988
Total derivatives	11,964	—	11,964
Total resell agreements, subject to master netting arrangements	1,250,000	(300,000)	950,000	—	(950,000)	—
Liabilities:
Derivatives subject to master netting agreements	12,212	—	12,212	(898)	(9,569)	1,745
Derivatives not subject to master netting agreements	200	—	200
Total derivatives	12,412	—	12,412
Total repurchase agreements, subject to master netting arrangements	1,218,212	(300,000)	918,212	—	(918,212)	—
December 31, 2013
Assets:
Derivatives subject to master netting agreements	$11,579	$—	$11,579	$(1,299)	$(338)	$9,942
Derivatives not subject to master netting agreements	1,401	—	1,401
Total derivatives	12,980	—	12,980
Total resell agreements, subject to master netting arrangements	1,450,000	(300,000)	1,150,000	—	(1,150,000)	—
Liabilities:
Derivatives subject to master netting agreements	12,962	—	12,962	(1,299)	(9,063)	2,600
Derivatives not subject to master netting agreements	367	—	367
Total derivatives	13,329	—	13,329
Total repurchase agreements, subject to master netting arrangements	1,621,763	(300,000)	1,321,763	—	(1,321,763)	—

13. Stock-Based Compensation

The Company has historically issued stock-based compensation in the form of nonvested restricted stock, stock options and stock appreciation rights (SARs). During the first three months of 2014, stock-based compensation was issued in the form of nonvested restricted stock and SARs. The stock-based compensation expense that has been charged against income was $2.3 million and $1.2 million in the three month periods ended March 31, 2014 and 2013, respectively. The Company normally issues most of its annual stock-based compensation awards during the first quarter, which is reflected in the current quarter expense. However, in 2013, due to plan administration considerations, this process was postponed until April.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of March 31, 2014, and changes during the three month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,143,755	$34.27
Granted	171,524	44.52
Vested	(73,330)	28.25
Forfeited	(15,494)	40.19
Nonvested at March 31, 2014	1,226,455	$35.99

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

Weighted per share average fair value at grant date	$9.26
Assumptions:
Dividend yield	2.0%
Volatility	22.1%
Risk-free interest rate	2.3%
Expected term	7.1 years

A summary of SAR activity during the first three months of 2014 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,758,254	$34.68
Granted	172,968	44.52
Forfeited	—	—
Expired	—	—
Exercised	(34,894)	33.35
Outstanding at March 31, 2014	1,896,328	$35.60	4.3 years	$20,521

A summary of option activity during the first three months of 2014 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	452,323	$30.55
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(198,067)	30.60
Outstanding at March 31, 2014	254,256	$30.51	0.9 years	$4,044

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the March 31, 2014 and December 31, 2013 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first three months of 2014 or the year ended December 31, 2013.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$507,638	$507,638	$—	$—
Government-sponsored enterprise obligations	796,773	—	796,773	—
State and municipal obligations	1,622,648	—	1,495,669	126,979
Agency mortgage-backed securities	2,892,499	—	2,892,499	—
Non-agency mortgage-backed securities	298,633	—	298,633	—
Asset-backed securities	2,816,012	—	2,816,012	—
Other debt securities	136,853	—	136,853	—
Equity securities	44,060	25,007	19,053	—
Trading securities	15,740	—	15,740	—
Private equity investments	76,446	—	—	76,446
Derivatives *	11,964	—	11,960	4
Assets held in trust	8,285	8,285	—	—
Total assets	$9,227,551	$540,930	$8,483,192	$203,429
Liabilities:
Derivatives *	$12,412	$—	$12,341	$71
Total liabilities	$12,412	$—	$12,341	$71
December 31, 2013
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$505,696	$505,696	$—	$—
Government-sponsored enterprise obligations	741,766	—	741,766	—
State and municipal obligations	1,619,171	—	1,491,447	127,724
Agency mortgage-backed securities	2,772,338	—	2,772,338	—
Non-agency mortgage-backed securities	246,983	—	246,983	—
Asset-backed securities	2,844,071	—	2,844,071	—
Other debt securities	141,757	—	141,757	—
Equity securities	43,898	24,646	19,252	—
Trading securities	19,993	—	19,993	—
Private equity investments	56,612	—	—	56,612
Derivatives *	12,980	—	12,976	4
Assets held in trust	7,511	7,511	—	—
Total assets	$9,012,776	$537,853	$8,290,583	$184,340
Liabilities:
Derivatives *	$13,329	$—	$13,260	$69
Total liabilities	$13,329	$—	$13,260	$69
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

The available for sale portfolio includes certain auction rate securities. The auction process by which auction rate securities are normally priced has not functioned in recent years, and due to the illiquidity in the market, the fair value of these securities cannot be based on observable market prices. The fair values of the auction rate securities are estimated using a discounted cash flows analysis which is discussed more fully in the Level 3 Inputs section of this note. Because several of the inputs significant to the measurement are not observable, these measurements are classified as Level 3 measurements.

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

Derivatives

The Company’s derivative instruments include interest rate swaps, foreign exchange forward contracts and certain credit risk guarantee agreements. When appropriate, the impact of credit standing, as well as any potential credit enhancements such as collateral, has been considered in the fair value measurement.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended March 31, 2014
Balance January 1, 2014	$127,724	$56,612	$(65)	$184,271
Total gains or losses (realized/unrealized):
Included in earnings	—	16,794	105	16,899
Included in other comprehensive income *	(784)	—	—	(784)
Discount accretion	39	—	—	39
Purchases of private equity investments	—	3,000	—	3,000
Sale/pay down of private equity investments	—	(14)	—	(14)
Capitalized interest/dividends	—	54	—	54
Sale of risk participation agreement	—	—	(107)	(107)
Balance March 31, 2014	$126,979	$76,446	$(67)	$203,358
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2014	$—	$16,794	$105	$16,899
For the three months ended March 31, 2013
Balance January 1, 2013	$126,414	$68,167	$(187)	$194,394
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,775)	56	(1,719)
Included in other comprehensive income *	2,188	—	—	2,188
Investment securities called	(525)	—	—	(525)
Discount accretion	66	—	—	66
Purchases of private equity investments	—	1,650	—	1,650
Capitalized interest/dividends	—	61	—	61
Balance March 31, 2013	$128,143	$68,103	$(131)	$196,115
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2013	$—	$(1,775)	$56	$(1,719)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended March 31, 2014
Total gains or losses included in earnings	$105	$16,794	$16,899
Change in unrealized gains or losses relating to assets still held at March 31, 2014	$105	$16,794	$16,899
For the three months ended March 31, 2013
Total gains or losses included in earnings	$56	$(1,775)	$(1,719)
Change in unrealized gains or losses relating to assets still held at March 31, 2013	$56	$(1,775)	$(1,719)

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $127.0 million at March 31, 2014, while private equity investments, included in non-marketable securities, totaled $76.4 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	4	-	5 years
		Estimated market rate	1.8%	-	4.0%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first three months of 2014 and 2013, and still held as of March 31, 2014 and 2013, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2014 and 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
March 31, 2014
Collateral dependent impaired loans	$7,916	$—	$—	$7,916	$(1,875)
Private equity investments	919	—	—	919	(1,081)
Mortgage servicing rights	843	—	—	843	14
Foreclosed assets	1,220	—	—	1,220	(181)
Long-lived assets	7,246	—	—	7,246	(1,408)

March 31, 2013
Collateral dependent impaired loans	$1,900	$—	$—	$1,900	$(659)
Mortgage servicing rights	503	—	—	503	57

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at March 31, 2014 and 2013 are shown in the table above.

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

Long-lived assets

In accordance with ASC 360-10-35, investments in branch facilities and various office buildings are written down to estimated fair value, or estimated fair value less cost to sell if the property is held for sale. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. The carrying amounts of these real estate holdings are regularly monitored by real estate professionals employed by the Company. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The measurements in 2014 pertained to a downtown Kansas City office building and several properties previously designated for future branch sites, which are held for sale.

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

The methods and inputs used in the estimation of fair value for the financial instruments in the table below are discussed in the preceding Fair Value Measurements note and in the Fair Value of Financial Instruments note in the Company's 2013 Annual Report on Form 10-K. There have been no significant changes in these methods and inputs since December 31, 2013.

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	March 31, 2014		December 31, 2013
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$3,941,394	$3,952,048	$3,715,319	$3,723,263
Real estate - construction and land	Level 3	423,667	427,885	406,197	410,022
Real estate - business	Level 3	2,315,167	2,348,642	2,313,550	2,345,124
Real estate - personal	Level 3	1,782,831	1,808,252	1,787,626	1,802,364
Consumer	Level 3	1,561,973	1,571,226	1,512,716	1,519,830
Revolving home equity	Level 3	419,376	423,239	420,589	424,811
Consumer credit card	Level 3	775,044	789,515	796,228	811,550
Overdrafts	Level 3	2,586	2,586	4,611	4,611
Investment securities:
Available for sale	Level 1	532,645	532,645	530,342	530,342
Available for sale	Level 2	8,455,492	8,455,492	8,257,614	8,257,614
Available for sale	Level 3	126,979	126,979	127,724	127,724
Trading	Level 2	15,740	15,740	19,993	19,993
Non-marketable	Level 3	126,119	126,119	107,324	107,324
Federal funds sold	Level 1	19,525	19,525	43,845	43,845
Securities purchased under agreements to resell	Level 3	950,000	947,959	1,150,000	1,149,625
Interest earning deposits with banks	Level 1	198,417	198,417	707,249	707,249
Cash and due from banks	Level 1	530,244	530,244	518,420	518,420
Derivative instruments	Level 2	11,960	11,960	12,976	12,976
Derivative instruments	Level 3	4	4	4	4
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,552,085	$6,552,085	$6,750,674	$6,750,674
Savings, interest checking and money market deposits	Level 1	10,328,912	10,328,912	10,108,236	10,108,236
Time open and certificates of deposit	Level 3	2,356,337	2,358,114	2,188,438	2,190,610
Federal funds purchased	Level 1	8,940	8,940	24,795	24,795
Securities sold under agreements to repurchase	Level 3	918,212	918,145	1,321,763	1,321,633
Other borrowings	Level 3	105,114	114,053	107,310	116,843
Derivative instruments	Level 2	12,341	12,341	13,260	13,260
Derivative instruments	Level 3	71	71	69	69

16. Legal Proceedings

In December 2013, the settlement of a multi-district interchange suit against Visa, MasterCard and credit-card issuing major banks was approved in federal court. The settlement, as proposed in 2012, included a provision to reduce credit card interchange income by 10 basis points over an eight month period. In 2012, the Company established a liability for the estimated cost of this reduction in interchange, which totaled $5.2 million. The Company's payments to Visa related to the reduction began in September 2013 and have totaled $4.0 million through March 31, 2014. The Company's adjusted remaining liability for the final remaining payment totaled $664 thousand at March 31, 2014.

As mentioned in the 2013 Annual Report on Form 10-K, the Company was named in a petition by Patrick J. Malloy III, Bankruptcy Trustee for the Bankruptcy Estate of George David Gordon Jr. At March 31, 2014, the Company had established a liability of $2.5 million related to this suit.

The Company has various other lawsuits pending at March 31, 2014, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2013 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Information

This report may contain "forward-looking statements" that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in the forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. Such possible events or factors include: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, failure of litigation settlement agreements to become final in accordance with their terms, and competition with other entities that offer financial services. For more discussion about each of these factors, see Part I Item 1A - "Risk Factors" in the Company's 2013 Annual Report on Form 10-K.

Critical Accounting Policies

The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of certain investment securities, and accounting for income taxes. A discussion of these policies can be found in the sections captioned "Critical Accounting Policies" and "Allowance for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2013 Annual Report on Form 10-K. There have been no changes in the Company's application of critical accounting policies since December 31, 2013.

Selected Financial Data

	Three Months Ended March 31
	2014	2013
Per Share Data
Net income per common share — basic	$.67	$.64	*
Net income per common share — diluted	.67	.63	*
Cash dividends	.225	.214	*
Book value	23.75	22.87	*
Market price	46.42	38.89	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	59.35%	54.65%
Non-interest bearing deposits to total deposits	33.40	32.79
Equity to loans (1)	20.36	22.00
Equity to deposits	12.09	12.02
Equity to total assets	10.06	9.92
Return on total assets	1.16	1.13
Return on total equity	11.56	11.38
(Based on end-of-period data)
Non-interest income to revenue (2)	40.14	39.92
Efficiency ratio (3)	63.28	61.76
Tier I risk-based capital ratio	13.98	13.63
Total risk-based capital ratio	15.16	14.94
Tangible common equity to assets ratio (4)	9.36	9.26
Tier I leverage ratio	9.41	8.92

* Restated for the 5% stock dividend distributed in December 2013.
(1) Includes loans held for sale.
(2) Revenue includes net interest income and non-interest income.
(3) The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4) The tangible common equity to assets ratio is a measurement which management believes is a useful indicator of capital adequacy and utilization. It provides a meaningful basis for period to period and company to company comparisons, and also assists regulators, investors and analysts in analyzing the financial position of the Company. Tangible common equity is a non-GAAP measure and represents common equity less goodwill, core deposit premium and non-controlling interest in subsidiaries. Tangible assets, also a non-GAAP measure, represents total assets less goodwill and core deposit premium. Other companies may define or calculate these measures differently. Non-GAAP measures should not be viewed as a substitute for, or superior to, data prepared in accordance with GAAP.

The following table is a reconciliation of the GAAP financial measures of total equity and total assets to the non-GAAP measures of total tangible common equity and total tangible assets.

	March 31
(Dollars in thousands)	2014	2013
Total equity	$2,273,511	$2,179,191
Less non-controlling interest	3,132	4,046
Less goodwill	138,921	125,585
Less core deposit premium	7,968	4,367
Total tangible common equity (a)	$2,123,490	$2,045,193
Total assets	$22,837,120	$22,227,208
Less goodwill	138,921	125,585
Less core deposit premium	7,968	4,367
Total tangible assets (b)	$22,690,231	$22,097,256
Tangible common equity to assets ratio (a)/(b)	9.36%	9.26%

Results of Operations

Summary

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2014	2013	Amount	% change
Net interest income	$153,066	$150,343	$2,723	1.8%
Provision for loan losses	(9,660)	(3,285)	6,375	N.M.
Non-interest income	102,627	99,877	2,750	2.8
Investment securities gains (losses), net	10,037	(2,165)	12,202	N.M.
Non-interest expense	(162,340)	(155,037)	7,303	4.7
Income taxes	(29,609)	(28,925)	684	2.4
Non-controlling interest income	192	209	(17)	(8.1)
Net income attributable to Commerce Bancshares, Inc.	$64,313	$61,017	$3,296	5.4%

For the quarter ended March 31, 2014, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $64.3 million, an increase of $3.3 million, or 5.4%, compared to the first quarter of the previous year, and a decrease of $1.6 million, or 2.4%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.16%, the annualized return on average equity was 11.56%, and the efficiency ratio was 63.28%. Diluted earnings per share was $.67, an increase of 6.3% compared to $.63 per share in the first quarter of 2013 and a decrease of 2.9% compared to $.69 per share in the previous quarter.

Compared to the first quarter of last year, net interest income increased $2.7 million, or 1.8%, mostly due to a $2.9 million increase in interest income on loans, along with a $1.5 million decrease in deposit interest expense. The increase in net interest income was partially offset by a $1.7 million decrease in interest on long-term securities purchased under agreements to resell. The provision for loan losses totaled $9.7 million for the current quarter, representing an increase of $6.4 million over the first quarter of 2013. Non-interest income increased $2.8 million, or 2.8%, due to continued growth in bank card and trust fee income. Non-interest expense for the first quarter increased $7.3 million, or 4.7%, compared to the same quarter last year, largely due to an increase of $3.4 million, or 3.7%, in salaries and benefits expense. Additionally, a litigation provision increased non-interest expense by $1.5 million in the first quarter of 2014. Net investment securities gains increased $12.2 million in the current quarter compared to the first quarter of last year, mainly due to increases in fair value adjustments of the private equity securities portfolio.

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

Analysis of Changes in Net Interest Income

	Three Months Ended March 31, 2014 vs. 2013
	Change due to
(In thousands)	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$11,399	$(8,037)	$3,362
Loans held for sale	(85)	—	(85)
Investment securities:
U.S. government and federal agency securities	(144)	2,818	2,674
Government-sponsored enterprise obligations	1,404	(380)	1,024
State and municipal obligations	25	(382)	(357)
Mortgage-backed securities	(3,163)	1,524	(1,639)
Asset-backed securities	(809)	(256)	(1,065)
Other securities	(501)	(192)	(693)
Total interest on investment securities	(3,188)	3,132	(56)
Short-term federal funds sold and securities purchased under
agreements to resell	17	—	17
Long-term securities purchased under agreements to resell	(377)	(1,301)	(1,678)
Interest earning deposits with banks	18	5	23
Total interest income	7,784	(6,201)	1,583
Interest expense:
Deposits:
Savings	14	—	14
Interest checking and money market	65	(697)	(632)
Time open & C.D.'s of less than $100,000	(142)	(487)	(629)
Time open & C.D.'s of $100,000 and over	269	(516)	(247)
Total interest on deposits	206	(1,700)	(1,494)
Federal funds purchased and securities sold under
agreements to repurchase	(5)	(10)	(15)
Other borrowings	16	23	39
Total interest expense	217	(1,687)	(1,470)
Net interest income, fully taxable equivalent basis	$7,567	$(4,514)	$3,053

Net interest income for the first quarter of 2014 was $153.1 million, a $2.7 million increase over the first quarter of 2013. On a tax equivalent (T/E) basis, net interest income totaled $159.8 million in the first quarter of 2014, down $2.4 million from the previous quarter and up $3.1 million over the first quarter of 2013. The decline in net interest income compared to the previous quarter was partly due to fewer days in the current quarter, coupled with lower rates earned on loans and a decrease in interest and dividends received on the Company's private equity investments. The Consumer price index published this quarter increased somewhat, which increased inflation interest on the Company's holdings of U.S. Treasury inflation-protected securities by $844 thousand compared to the previous quarter. Additionally, premium amortization expense was reduced by $539 thousand this quarter due to an adjustment reflecting slowing prepayment speeds on mortgage-backed securities. The increase over the same period last year was mainly the result of lower rates paid on deposits and higher loan balances, partly offset by lower loan yields. The Company's net interest rate margin was 3.03% in the first quarter of 2014, compared to 3.06% in the previous quarter and 3.07% in the first quarter of 2013.
Total interest income (T/E) increased $1.6 million over the first quarter of 2013. Interest income on loans increased $3.3 million due to a 12.2% increase in average loan balances, partly offset by a 37 basis point decrease in average rates earned. The higher balances contributed $11.3 million to interest income and occurred mainly in business, consumer and personal real estate loans.

The overall average rate earned on total loans declined to 4.12% during the current quarter compared to 4.49% in the first quarter of 2013, which resulted in an $8.0 million decrease in interest income. Most of the rate impact occurred in business, consumer, business real estate and personal real estate loans. The average rate earned on business real estate loans decreased 27 basis points, while average balances grew $92.8 million. The average yield on personal real estate loans declined 22 basis points, while the average balance increased $178.4 million, or 11.2%. Average business loans increased $686.8 million, or 21.8%, which was offset by a decline of 27 basis points in rates earned. Average consumer loans increased $190.3 million, or 14.2%, while the average yield fell 62 basis points. Most of the increase in consumer loan balances resulted from growth of $166.8 million in auto loans and $65.1 million in fixed-rate home equity loans. This growth was was partly offset by a decrease of $73.1 million in marine and RV loans, as that portfolio continues to pay down. Average consumer credit card loans increased $2.3 million compared to the first quarter of 2013 and the average rate earned on these balances increased to 11.43% from 11.38%.
Interest income on investment securities (T/E) was $49.8 million during the first quarter of 2014, which was a slight decrease in total from the first quarter of last year. A $498.3 million decline in total average balances (excluding fair value adjustments) reduced interest income by $3.2 million, while a 12 basis point rise in the overall average rate earned contributed $3.1 million. The overall average rate earned was 2.24% in the current quarter compared to 2.12% during the first quarter of 2013. This rate increase included a $2.5 million increase in inflation interest on inflation-protected securities. Also, higher average rates were earned on mortgage-backed securities, which rose 21 basis points. This increase was partly due to a $539 thousand reduction in premium amortization expense in the current quarter, as mentioned above. The decline in total average balances occurred mainly in mortgage-backed and asset-backed securities, which declined $495.2 million and $352.7 million, respectively, and was partly offset by growth of $306.1 million in government-sponsored enterprise obligations.
Interest income on long-term securities purchased under agreements to resell decreased $1.7 million from the first quarter of 2013, mainly due to a decline of 48 basis points in average rates earned.
The average tax equivalent yield on total interest earning assets was 3.16% in the first quarter of 2014 compared to 3.23% in the first quarter of 2013.
Total interest expense decreased $1.5 million, or 17.5%, compared to the first quarter of 2013, mainly due to lower interest expense on interest bearing deposits. The decrease in interest expense on deposits resulted primarily from declines of 4 basis points in average rates paid on money market accounts and 13 basis points on certificates of deposit. Total average interest bearing deposits increased $287.0 million, or 2.4%, over the first quarter of 2013, as money market account balances increased $294.4 million, while certificate of deposit balances decreased $90.2 million (mainly in certificates of deposit under $100,000). The overall average rate incurred on all interest bearing liabilities decreased to .20% in the first quarter of 2014 compared to .25% in the first quarter of 2013.
Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.
Non-Interest Income

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2014	2013	Amount	% change
Bank card transaction fees	$41,717	$38,550	$3,167	8.2%
Trust fees	26,573	25,169	1,404	5.6
Deposit account charges and other fees	18,590	18,712	(122)	(.7)
Capital market fees	3,870	4,391	(521)	(11.9)
Consumer brokerage services	2,747	2,686	61	2.3
Loan fees and sales	1,209	1,473	(264)	(17.9)
Other	7,921	8,896	(975)	(11.0)
Total non-interest income	$102,627	$99,877	$2,750	2.8%
Non-interest income as a % of total revenue*	40.1%	39.9%
* Total revenue includes net interest income and non-interest income.

For the first quarter of 2014, total non-interest income amounted to $102.6 million compared with $99.9 million in the same quarter last year, which was an increase of $2.8 million, or 2.8%. Bank card fees for the current quarter increased $3.2 million, or 8.2%, over the first quarter of last year, as a result of a 12.8% increase in corporate card fees, which totaled $21.1 million this quarter. Debit card fees also grew by 5.8% and totaled $8.7 million this quarter. Trust fees for the quarter increased $1.4 million, or 5.6%, over the same quarter last year, resulting mainly from growth in personal (up 6.3%) and institutional (up 5.7%) trust fees. Deposit account fees decreased slightly compared to last year as overdraft fees declined by $718 thousand, or 9.7%, but were offset by combined growth in corporate cash management and other deposit fees of $596 thousand. Capital market fees decreased $521 thousand (totaling $3.9 million in the current quarter) as customer demand for fixed income securities was down from the previous year. Loan fees and sales revenue declined $264 thousand mainly due to lower loan commitment fees. Other income decreased $975 thousand from the same quarter last year due to a reduction in fair value of $688 thousand on certain bank-owned properties held for sale, in addition to net gains of $809 thousand related to branch facilities that were recorded in the first quarter of 2013. Growth of swap fee income and higher revenue from sales of tax credits partially offset the reductions to other non-interest income.

Investment Securities Gains (Losses), Net

	Three Months Ended March 31
(In thousands)	2014	2013
Available for sale:
U.S. government bonds	$(5,197)	$—
OTTI losses on non-agency mortgage-backed bonds	(346)	(442)
Non-marketable:
Private equity investments	15,580	(1,723)
Total investment securities gains (losses), net	$10,037	$(2,165)

Net gains and losses on investment securities which were recognized in earnings during the three months ended March 31, 2014 and 2013 are shown in the table above. Net securities gains amounted to $10.0 million in the first quarter of 2014, while net securities losses of $2.2 million were recorded in the first quarter of 2013. Included in these net gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $66.1 million at March 31, 2014. During the current quarter, additional credit-related impairment losses of $346 thousand were recorded. The cumulative credit-related impairment loss initially recorded on these securities amounted to $13.2 million at March 31, 2014. Also shown above are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. Most of the net gains in 2014 resulted from fair value adjustments to the investments in this portfolio and included a large gain of $18.4 million on one investment the Company has held for many years. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $333 thousand and $350 thousand during the first three months of 2014 and 2013, respectively. During 2014, the Company also sold $36.2 million of U.S. Treasury inflation-protected bonds, realizing a loss of $5.2 million.

Non-Interest Expense

	Three Months Ended March 31		Increase (Decrease)
(Dollars in thousands)	2014	2013	Amount	% change
Salaries and employee benefits	$94,263	$90,881	$3,382	3.7%
Net occupancy	11,616	11,235	381	3.4
Equipment	4,504	4,683	(179)	(3.8)
Supplies and communication	5,699	5,589	110	2.0
Data processing and software	19,087	18,951	136.7
Marketing	3,681	3,359	322	9.6
Deposit insurance	2,894	2,767	127	4.6
Other	20,596	17,572	3,024	17.2
Total non-interest expense	$162,340	$155,037	$7,303	4.7%

Non-interest expense for the first quarter of 2014 amounted to $162.3 million, an increase of $7.3 million, or 4.7%, compared with $155.0 million in the first quarter of last year. Salaries and benefits expense increased $3.4 million, or 3.7%, mainly due to an increase in full-time salary costs of $2.3 million, or 3.8%, and an increase in medical costs of $546 thousand, partly offset by lower retirement plan expenses. Growth in salaries and benefits expense resulted from added staffing mainly in the areas of commercial banking, wealth and commercial card, coupled with higher staffing costs of $863 thousand related to the Summit acquisition that were not present in the first quarter of 2013. Full-time equivalent employees totaled 4,745 at March 31, 2014 compared to 4,725 at March 31, 2013. Compared to the first quarter of last year, occupancy expense grew $381 thousand, or 3.4%, on higher utilities and snow removal costs, while marketing costs grew $322 thousand, or 9.6%, due to lower spending levels last year. Data processing and software costs grew by $136 thousand, or .7%, mainly due to lower software expense, partly offset by higher bank card transaction processing costs. Other non-interest expense increased $3.0 million compared to the first quarter of last year, and included a litigation provision of $1.5 million and write downs of $720 thousand on certain surplus branch properties. The current quarter included operating expenses related to Summit totaling $432 thousand (excluding salaries and benefits) which were not present in the same quarter last year. In the first quarter of 2013, the Company recorded a provision of $1.0 million on a letter of credit exposure.

Provision and Allowance for Loan Losses

	Three Months Ended
(In thousands)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
Provision for loan losses	$9,660	$5,543	$3,285
Net loan charge-offs (recoveries):
Commercial:
Business	(106)	(76)	(50)
Real estate-construction and land	55	(1,781)	(532)
Real estate-business	426	(255)	(104)
Personal Banking:
Real estate-personal	6	358	373
Consumer	2,505	2,311	1,709
Revolving home equity	113	596	139
Consumer credit card	6,447	6,110	6,048
Overdrafts	214	280	202
Total net loan charge-offs	$9,660	$7,543	$7,785

	Three Months Ended
	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	(.01)%	(.01)%	(.01)%
Real estate-construction and land	.05	(1.81)	(.61)
Real estate-business	.07	(.04)	(.02)
Personal Banking:
Real estate-personal	—	.08	.09
Consumer	.66	.61	.52
Revolving home equity	.11	.56	.13
Consumer credit card	3.45	3.19	3.25
Overdrafts	15.99	16.56	15.15
Total annualized net loan charge-offs	.35%	.28%	.32%
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

The Company's estimate of the allowance for loan losses and the corresponding provision for loan losses is based upon various judgments and assumptions made by management. Factors that influence these judgments include past loan loss experience, current loan portfolio composition and characteristics, trends in delinquencies, portfolio risk ratings, levels of non-performing assets, and prevailing regional and national economic conditions. The Company has internal credit administration and loan review staffs that continuously review loan quality and report the results of their reviews and examinations to the Company's senior management and Board of Directors. Such reviews also assist management in establishing the level of the allowance. In using this process and the information available, management must consider various assumptions and exercise considerable judgment to determine the overall level of the allowance for loan losses. Because of these subjective factors, actual outcomes of inherent losses can differ from original estimates. The Company's subsidiary bank continues to be subject to examination by several regulatory agencies, and examinations are conducted throughout the year, targeting various segments of the loan portfolio for review. Note 1 in the 2013 Annual Report on Form 10-K contains additional discussion on the allowance and charge-off policies.

Net loan charge-offs in the first quarter of 2014 amounted to $9.7 million, compared with $7.5 million in the prior quarter and $7.8 million in the first quarter of last year. The increase in net loan charge-offs compared to the previous quarter is mainly due to a decline of $2.6 million in commercial loan recoveries received, resulting in a $2.5 million increase in net charge-offs of commercial loans. Additionally, consumer credit card loan net charge-offs increased $337 thousand. These increases were partially offset by lower net charge-offs in revolving home equity and personal real estate loans, which decreased $483 thousand and $352 thousand, respectively. For the three months ended March 31, 2014, the ratio of annualized total net loan charge-offs to total average loans was .35%, compared to .28% in the previous quarter and .32% in the same quarter last year.

For the first quarter of 2014, annualized net charge-offs on average consumer credit card loans amounted to 3.45%, compared with 3.19% in the previous quarter and 3.25% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .66% of average consumer loans, compared to .61% in the previous quarter and .52% in the same quarter last year.

The provision for loan losses for the current quarter totaled $9.7 million, an increase of $4.1 million over the previous quarter and $6.4 million over the same period last year. The current quarter provision for loan losses matched net loan charge-offs, while in the previous quarter the provision was $2.0 million less than net loan charge-offs. At March 31, 2014, the allowance for loan losses amounted to $161.5 million and was 1.44% of total loans and 340% of total non-accrual loans.

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

(Dollars in thousands)	March 31, 2014	December 31, 2013
Non-accrual loans	$47,573	$48,814
Foreclosed real estate	6,871	6,625
Total non-performing assets	$54,444	$55,439
Non-performing assets as a percentage of total loans	.49%	.51%
Non-performing assets as a percentage of total assets	.24%	.24%
Total loans past due 90 days and still accruing interest	$12,487	$13,966

Non-accrual loans, which are also classified as impaired, totaled $47.6 million at March 31, 2014, and decreased $1.2 million from December 31, 2013. The decline from December 31, 2013 occurred mainly in personal real estate, construction and land, and business real estate non-accrual loans, which decreased $748 thousand, $726 thousand, and $724 thousand, respectively. Business non-accrual loans also decreased $581 thousand. These declines in non-accrual loans were partially offset by an increase of $1.5 million in consumer non-accrual loans during the first quarter of 2014. At March 31, 2014, non-accrual loans were comprised mainly of business real estate (40.1%), business (23.1%), and construction and land (19.9%) loans. Foreclosed real estate totaled $6.9 million at March 31, 2014, an increase of $246 thousand when compared to December 31, 2013. Total loans past due 90 days or more and still accruing interest were $12.5 million as of March 31, 2014, a decrease of $1.5 million when compared to December 31, 2013. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $109.4 million at March 31, 2014 compared with $98.3 million at December 31, 2013, resulting in an increase of $11.1 million, or 11.2%. The change in potential problem loans was largely comprised of increases of $7.0 million in business loans and $3.1 million in business real estate loans.

(In thousands)	March 31, 2014	December 31, 2013
Potential problem loans:
Business	$30,675	$23,691
Real estate – construction and land	21,223	21,812
Real estate – business	53,427	50,349
Real estate – personal	4,072	2,486
Total potential problem loans	$109,397	$98,338

At March 31, 2014, the Company had $86.0 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 3 to the consolidated financial statements. This balance includes certain commercial loans totaling $41.0 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.8% of total loans outstanding at March 31, 2014.

(Dollars in thousands)	March 31, 2014	% of Total	% of Total Loans	December 31, 2013	% of Total	% of Total Loans
Residential land and land development	$83,090	19.6%	.7%	$79,273	19.5%	.7%
Residential construction	102,500	24.2	1.0	86,043	21.2	.8
Commercial land and land development	79,057	18.7	.7	77,444	19.1	.7
Commercial construction	159,020	37.5	1.4	163,437	40.2	1.5
Total real estate - construction and land loans	$423,667	100.0%	3.8%	$406,197	100.0%	3.7%

Real Estate – Business Loans

Total business real estate loans were $2.3 billion at March 31, 2014 and comprised 20.6% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At March 31, 2014, 46.3% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	March 31, 2014	% of Total	% of Total Loans	December 31, 2013	% of Total	% of Total Loans
Owner-occupied	$1,072,997	46.3%	9.6%	$1,074,074	46.4%	9.8%
Retail	269,637	11.6	2.4	271,228	11.7	2.5
Office	261,943	11.3	2.2	265,352	11.5	2.4
Multi-family	191,064	8.3	1.7	178,524	7.7	1.6
Hotels	152,602	6.6	1.4	151,483	6.5	1.4
Farm	138,422	6.0	1.2	138,842	6.0	1.3
Industrial	87,454	3.8	.8	89,045	3.9	.8
Other	141,048	6.1	1.3	145,002	6.3	1.3
Total real estate - business loans	$2,315,167	100.0%	20.6%	$2,313,550	100.0%	21.1%

Real Estate – Personal Loans

The Company's $1.8 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 43, recent loss rates have remained low, and at March 31, 2014, past due loans increased $1.0 million and non-accrual loans declined $748 thousand compared to December 31, 2013. Also, as shown in Note 3, only 4.9% of this portfolio has FICO scores of less than 660, and delinquency levels have been low. Approximately $15.1 million of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At March 31, 2014, loans with no mortgage insurance and an original LTV higher than 80% totaled $145.8 million compared to $146.1 million at December 31, 2013.

Revolving Home Equity Loans

The Company has $419.4 million in revolving home equity loans at March 31, 2014 that are generally collateralized by residential real estate. Most of these loans (94.2%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of March 31, 2014, the outstanding principal of loans with an original LTV higher than 80% was $52.7 million, or 12.6% of the portfolio, compared to $54.4 million as of December 31, 2013. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $3.7 million at March 31, 2014 compared to $4.0 million at December 31, 2013.  The weighted average FICO score for the total current portfolio balance is 751. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2014 through 2016, approximately 43% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 83% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $286.1 million and $284.9 million at March 31, 2014 and December 31, 2013, respectively. At the end of the first quarter of 2014, $73.4 million of this portfolio had an LTV higher than 80%, up slightly from a balance of $72.9 million at the end of 2013.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 2% of the outstanding balance of fixed rate home equity loans at March 31, 2014. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $416 thousand in new fixed rate home equity loans were written with these LTV ratios during the first three months of 2014.

Management does not believe these loans collateralized by real estate (personal real estate, revolving home equity, and fixed rate home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs on these loans in the first three months of 2014 of $6 thousand, $113 thousand, and $542 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles, marine and RVs. Outstanding balances for these loans were $1.0 billion at March 31, 2014 and December 31, 2013. The balances over 30 days past due amounted to $10.6 million at March 31, 2014 compared to $14.4 million at the end of 2013. For the three months ended March 31, 2014, $142.9 million of new automobile loans were originated, compared to $507.7 million during the full year of 2013.  The Company has curtailed new marine and RV loans since 2008, and at March 31, 2014, outstanding balances totaled $237.4 million. The loss ratios experienced for marine and RV loans have been higher than other consumer loan products in recent years, and the annualized ratios were 1.4% and 1.3% in the first three months of 2014 and 2013, respectively.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at March 31, 2014 of $775.0 million in consumer credit card loans outstanding, approximately $161.3 million, or 20.8%, carried a low promotional rate. Within the next six months, $45.8 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $477.5 million at March 31, 2014, compared to $406.3 million at December 31, 2013. Additional unfunded commitments at March 31, 2014 totaled $1.1 billion.

Income Taxes

Income tax expense was $29.6 million in the first quarter of 2014, compared to $30.4 million in the fourth quarter of 2013 and $28.9 million in the first quarter of 2013. The Company's effective tax rate, including the effect of non-controlling interest, was 31.5% in both the first quarter of 2014 and fourth quarter of 2013, compared to 32.2% in the first quarter of 2013. The decrease in the effective tax rate for the first three months of 2014 compared to the same period in 2013 was primarily due to lower state and local income taxes.

Financial Condition

Balance Sheet

Total assets of the Company were $22.8 billion at March 31, 2014 and $23.1 billion at December 31, 2013. Earning assets (excluding fair value adjustments on investment securities) amounted to $21.6 billion at March 31, 2014, compared to $21.9 billion at December 31, 2013, and consisted of 52% in loans and 43% in investment securities.

During the first quarter of 2014, average loans increased $287.7 million compared to the previous quarter and increased $1.2 billion, or 12.2%, compared to the same period last year. Compared to the previous quarter, the increase in average loans resulted primarily from growth in business loans, which increased $208.2 million. The increase in average loans during the quarter was supplemented by growth in consumer loans, which increased $33.1 million, construction loans, which increased $28.3 million, and business real estate loans, which increased $23.5 million. Growth in business loans mainly resulted from continued growth in commercial and industrial and tax-advantaged lending activities. Consumer loan growth was mainly driven by increased demand for consumer automobile loans, which increased by $49.8 million in the first quarter. However, average marine and RV loans, also included in the consumer loan portfolio, continued to run off this quarter by $14.5 million.

Total available for sale investment securities, at fair value, averaged $9.0 billion this quarter, an increase of $244.9 million when compared to the previous quarter. This growth resulted partly from purchases occurring late in 2013 and also from purchases of new securities, totaling $649.6 million in the first quarter of 2014. These purchases were offset by sales, maturities and pay downs of $493.6 million. At March 31, 2014, the duration of the investment portfolio was 2.8 years, and maturities and pay downs of approximately $1.5 billion are expected to occur during the next 12 months.

Total average deposits increased $292.7 million during the first quarter of 2014 compared to the previous quarter. The increase in average deposits resulted mainly from $270.2 million growth in money market accounts, growth of $30.4 million in certificates of deposit, and $21.5 million of growth in savings accounts. These increases were partly offset by a decline in non-interest bearing demand deposits, which declined $33.5 million. Compared to the previous quarter, total average consumer, private banking and commercial deposits increased $194.9 million, $42.4 million and $40.9 million, respectively. The average loans to deposits ratio in the current quarter was 59.4%, compared to 58.7% in the previous quarter.

During the first quarter of 2014, the Company’s average borrowings increased $22.8 million compared to the previous quarter, mainly due to an increase in the average balance of customer repurchase agreements.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	March 31, 2014	March 31, 2013	December 31, 2013
Liquid assets:
Available for sale investment securities	$9,115,116	$9,572,751	$8,915,680
Federal funds sold	19,525	7,820	43,845
Long-term securities purchased under agreements to resell	950,000	1,200,000	1,150,000
Balances at the Federal Reserve Bank	198,417	199,956	707,249
Total	$10,283,058	$10,980,527	$10,816,774

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $19.5 million as of March 31, 2014. Long-term resell agreements, maturing in 2014 through 2016, totaled $950.0 million at March 31, 2014. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $997.1 million in fair value at March 31, 2014. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $198.4 million at March 31, 2014. The fair value of the available for sale investment portfolio was $9.1 billion at March 31, 2014 and included an unrealized net gain in fair value of $90.4 million. The total net unrealized gain included net gains of $56.3 million on mortgage and asset-backed securities and $33.5 million on common stock held by the Parent. Net gains of $16.1 million on U.S. government securities were offset by net losses of $16.5 million on government-sponsored enterprise obligations.

Approximately $1.5 billion of the available for sale investment portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2014	March 31, 2013	December 31, 2013
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$495,526	$580,800	$505,690
FHLB borrowings and letters of credit	54,668	34,085	58,445
Securities sold under agreements to repurchase	2,251,659	2,209,955	2,814,597
Other deposits and swaps	1,987,944	1,933,572	1,646,562
Total pledged securities	4,789,797	4,758,412	5,025,294
Unpledged and available for pledging	2,752,224	3,165,302	2,339,549
Ineligible for pledging	1,573,095	1,649,037	1,550,837
Total available for sale securities, at fair value	$9,115,116	$9,572,751	$8,915,680

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At March 31, 2014, such deposits totaled $16.9 billion and represented 87.8% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.4 billion at March 31, 2014. These accounts are normally considered more volatile and higher costing and comprised 7.2% of total deposits at March 31, 2014.

(In thousands)	March 31, 2014	March 31, 2013	December 31, 2013
Core deposit base:
Non-interest bearing	$6,552,085	$6,170,274	$6,750,674
Interest checking	874,125	805,960	1,113,110
Savings and money market	9,454,787	8,996,878	8,995,126
Total	$16,880,997	$15,973,112	$16,858,910

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	March 31, 2014	March 31, 2013	December 31, 2013
Borrowings:
Federal funds purchased	$8,940	$36,750	$24,795
Securities sold under agreements to repurchase	918,212	1,090,108	1,321,763
FHLB advances	105,114	102,783	105,310
Total	$1,032,266	$1,229,641	$1,451,868

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the

Company's investment portfolio and are comprised of both non-insured customer funds totaling $718.2 million, which generally mature overnight, and structured repurchase agreements of $200.0 million. The structured repurchase agreements have variable rates and mature later in 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $105.1 million at March 31, 2014. These advances have fixed interest rates and most mature in 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at March 31, 2014:

	March 31, 2014
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,453,748	$1,529,703	$3,983,451
Advances outstanding	(105,114)	—	(105,114)
Letters of credit issued	(147,705)	—	(147,705)
Available for future advances	$2,200,929	$1,529,703	$3,730,632

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $521.3 million during the first three months of 2014, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $121.5 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $218.6 million. These activities included $628.2 million in purchases of investment securities, offset by $488.6 million in sales, maturities and pay downs, and a net increase in loans of $275.0 million. Repayments of long-term securities purchased under agreements to resell, net of purchases, provided cash of $200.0 million. Financing activities used cash of $424.2 million, resulting from a net decrease of $419.4 million in in borrowings of federal funds purchased and securities sold under agreements to repurchase. Additionally, purchases of treasury stock of $20.9 million, and cash dividends paid of $21.6 million contributed to financing activity net outflows during the period. These outflows were partially offset by a net increase of $35.0 million in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

(Dollars in thousands)	March 31, 2014	December 31, 2013	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$14,963,936	$14,660,536
Tier I risk-based capital	2,091,365	2,061,761
Total risk-based capital	2,269,067	2,239,636
Tier I risk-based capital ratio	13.98%	14.06%	6.00%
Total risk-based capital ratio	15.16%	15.28%	10.00%
Tier I leverage ratio	9.41%	9.43%	5.00%

The Company maintains a treasury stock buyback program, and at a July 2013 meeting, the Board of Directors approved the purchase of additional shares, bringing the total shares authorized for future purchase to 4,000,000 shares. During the quarter ended March 31, 2014, the Company purchased 474,854 shares of stock at an average cost of $44.01 per share. At March 31, 2014, 3,017,411 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a $.225 per share cash dividend in the first quarter of 2014, which was a 5% increase compared to its 2013 fourth quarter dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at March 31, 2014 totaled $8.3 billion (including approximately $3.8 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $333.3 million and $8.3 million, respectively, at March 31, 2014. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.5 million at March 31, 2014.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first three months of 2014, purchases and sales of tax credits amounted to $17.9 million and $19.0 million, respectively. At March 31, 2014, outstanding purchase commitments totaled $177.7 million.

Other contingencies related to lawsuits are discussed in Note 16 to the consolidated financial statements.

Segment Results

The table below is a summary of segment pre-tax income results for the first three months of 2014 and 2013.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended March 31, 2014
Net interest income	$66,862	$73,401	$9,912	$150,175	$2,891	$153,066
Provision for loan losses	(9,220)	(383)	(41)	(9,644)	(16)	(9,660)
Non-interest income	25,644	47,117	29,989	102,750	(123)	102,627
Investment securities gains, net	—	—	—	—	10,037	10,037
Non-interest expense	(66,287)	(60,826)	(24,749)	(151,862)	(10,478)	(162,340)
Income before income taxes	$16,999	$59,309	$15,111	$91,419	$2,311	$93,730
Three Months Ended March 31, 2013
Net interest income	$67,213	$70,215	$10,174	$147,602	$2,741	$150,343
Provision for loan losses	(8,211)	489	(48)	(7,770)	4,485	(3,285)
Non-interest income	26,608	44,506	28,819	99,933	(56)	99,877
Investment securities losses, net	—	—	—	—	(2,165)	(2,165)
Non-interest expense	(67,904)	(58,912)	(24,308)	(151,124)	(3,913)	(155,037)
Income before income taxes	$17,706	$56,298	$14,637	$88,641	$1,092	$89,733
Increase (decrease) in income before income taxes:
Amount	$(707)	$3,011	$474	$2,778	$1,219	$3,997
Percent	(4.0)%	5.3%	3.2%	3.1%	111.6%	4.5%

Consumer

For the three months ended March 31, 2014, income before income taxes for the Consumer segment decreased $707 thousand, or 4.0%, compared to the first three months of 2013. This decrease was mainly due to a decline of $351 thousand in net interest income, an increase of $1.0 million in the provision for loan losses and a decrease of $964 thousand, or 3.6%, in non-interest income. These income reductions were partly offset by a decrease of $1.6 million, or 2.4%, in non-interest expense. Net interest income declined due to a $458 thousand decrease in loan interest income and a $1.0 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios, partly offset by a decline of $1.1 million in deposit interest expense. Non-interest income decreased mainly due to a decline in mortgage banking revenue, partly offset by growth bank card fees (mainly debit card). Non-interest expense decreased from the same period in the previous year due to lower processing costs (mainly deposit account processing), corporate management fees and salaries and benefits expense (mainly incentives). The provision for loan losses totaled $9.2 million, a $1.0 million increase over the first three months of 2013, which was mainly due to higher losses on credit card, fixed rate home equity and other consumer loans.

Commercial

For the three months ended March 31, 2014, income before income taxes for the Commercial segment increased $3.0 million, or 5.3%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and higher non-interest income, partly offset by higher non-interest expense. Net interest income increased $3.2 million, or 4.5%, due to growth of $2.9 million in loan interest income. The provision for loan losses increased $872 thousand over the same period last year, as business real estate and construction and land loan net charge-offs were higher by $531 thousand and $586 thousand, respectively. Non-interest income increased by $2.6 million, or 5.9%, over the previous year due to growth in bank card fees (mainly corporate card), swap fees and tax credit sales fees, partly offset by lower capital market fees and loan commitment fees. Non-interest expense increased $1.9 million, or 3.2%, over the previous year, mainly due to higher full-time salary costs, foreclosed property expense, and corporate management and marketing expense. These increases were partly offset by lower processing costs (mainly in deposit account cash management costs) and the non-recurrence of a letter of credit loss provision recorded in 2013.

Wealth

Wealth segment pre-tax profitability for the three months ended March 31, 2014 increased $474 thousand, or 3.2%, over the same period in the previous year. Net interest income decreased $262 thousand, or 2.6%, mainly due to an $861 thousand decline in net allocated funding credits, party offset by a $391 thousand decline in deposit interest expense and a $207 thousand increase in loan interest income. Non-interest income increased $1.2 million, or 4.1%, over the prior year due to higher personal and institutional trust fees. Non-interest expense increased $441 thousand, or 1.8%, mainly due to higher full-time salary costs.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment, and is included in this category. The pre-tax profitability of this category was higher than in the same period last year by $1.2 million. This increase was mainly due to higher unallocated securities gains of $12.2 million, partly offset by higher unallocated non-interest expense of $6.6 million. In addition, the unallocated loan loss provision increased $4.5 million, due to last year's excess of total net charge-offs over total provision.

Regulatory Changes Affecting the Banking Industry

In 2011, the Federal Reserve, under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), approved a final debit card interchange rule that significantly limited the amount of debit card interchange fees charged by banks. The rule capped an issuer’s base fee at 21 cents per transaction and allowed additional fees to help cover fraud losses. The pricing was a reduction of approximately 45% when compared to previous market rates. The rule also limited network exclusivity, requiring issuers to ensure that a debit card transaction can be carried on two unaffiliated networks: one signature-based and one PIN-based. The rules applied to bank issuers with more than $10 billion in assets and took effect in phases, with the base fee cap effective in October 2011 and the network exclusivity rule effective in April 2012. On July 31, 2013, a Federal District Court judge ruled that the Federal Reserve inflated debit interchange fees when implementing the Dodd-Frank provision in 2011.  The judge ruled that the Federal Reserve erred in using criteria outside of the scope Congress intended to determine the fee cap.  The judge also ruled that the network options for both signature and PIN transactions were not set appropriately in accordance with the Dodd-Frank Act.  The Federal Reserve appealed this decision on August 21 and ultimately won their appeal in March 2014. As a result of winning the appeal, the interchange fee cap will remain at 21 cents. Additionally, the appeal allows for continuance of the current statute, which requires that each debit card have one PIN debit network choice and one signature network choice, rather than two unaffiliated PIN choices and two unaffiliated signature choices.

In October 2012, the Federal Reserve, as required by the Dodd-Frank Act, approved new stress testing regulations applicable to certain financial companies with total consolidated assets of more than $10 billion but less than $50 billion. The rule requires that these financial companies, including the Company, conduct stress tests on an annual basis. The initial stress test had an as-of date of September 30, 2013 using scenarios provided by the Federal Reserve in November 2013 (projected nine months out). The Company submitted its first regulatory report on its stress test results to the Federal Reserve in March 2014. This process will be repeated annually. In June 2015, the Company will be required to make public disclosures of the results of the 2015 stress tests performed under the severely adverse scenario.

In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations is also required on January 1, 2015. Management believes that as of March 31, 2014, the Company's capital levels would remain "well-capitalized" under the new rules.

In December 2013, the Volcker Rule of the Dodd-Frank Act was approved by all five of the necessary financial regulatory agencies, and became effective on April 1, 2014. The rule places trading restrictions on financial institutions, and separates investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, which must be divested by July 21, 2015. The Company does not believe it will be significantly affected by the Volcker Rule provisions.

Impact of Recently Issued Accounting Standards

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

Troubled Debt Restructurings by Creditors The FASB issued ASU 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure", in January 2014. These amendments require companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan and thus when a loan is transferred to foreclosed property. The amendments are effective for interim and annual periods beginning January 1, 2015. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended March 31, 2014 and 2013

	First Quarter 2014			First Quarter 2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,843,377	$27,436	2.90%	$3,156,594	$24,697	3.17%
Real estate — construction and land	419,628	3,897	3.77	351,573	3,358	3.87
Real estate — business	2,323,208	22,333	3.90	2,230,453	22,953	4.17
Real estate — personal	1,778,573	16,937	3.86	1,600,138	16,104	4.08
Consumer	1,533,485	16,679	4.41	1,343,210	16,652	5.03
Revolving home equity	423,656	3,990	3.82	428,696	4,311	4.08
Consumer credit card	757,423	21,346	11.43	755,167	21,181	11.38
Overdrafts	5,429	—	—	5,406	—	—
Total loans	11,084,779	112,618	4.12	9,871,237	109,256	4.49
Loans held for sale	—	—	—	9,096	85	3.79
Investment securities:
U.S. government and federal agency	497,333	2,091	1.71	398,215	(583)	(.59)
Government-sponsored enterprise obligations	774,749	3,170	1.66	468,608	2,146	1.86
State and municipal obligations(A)	1,605,752	14,606	3.69	1,603,064	14,963	3.79
Mortgage-backed securities	3,019,157	20,841	2.80	3,514,370	22,480	2.59
Asset-backed securities	2,854,201	6,297.89		3,206,907	7,362.93
Other marketable securities(A)	153,068	945	2.50	193,413	1,530	3.21
Trading securities(A)	19,183	108	2.28	27,729	130	1.90
Non-marketable securities(A)	109,932	1,740	6.42	119,407	1,826	6.20
Total investment securities	9,033,375	49,798	2.24	9,531,713	49,854	2.12
Short-term federal funds sold and securities
purchased under agreements to resell	24,464	26.43		8,680	9.42
Long-term securities purchased
under agreements to resell	1,102,222	4,151	1.53	1,178,333	5,829	2.01
Interest earning deposits with banks	161,117	100.25		130,357	77.24
Total interest earning assets	21,405,957	166,693	3.16	20,729,416	165,110	3.23
Allowance for loan losses	(160,744)			(171,926)
Unrealized gain on investment securities	82,969			255,739
Cash and due from banks	384,951			376,421
Land, buildings and equipment, net	351,866			361,353
Other assets	380,735			374,491
Total assets	$22,445,734			$21,925,494
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$649,292	197.12		$603,644	183.12
Interest checking and money market	9,473,680	3,109.13		9,142,100	3,741.17
Time open & C.D.'s of less than $100,000	975,640	1,120.47		1,068,695	1,749.66
Time open & C.D.'s of $100,000 and over	1,339,808	1,452.44		1,336,952	1,699.52
Total interest bearing deposits	12,438,420	5,878.19		12,151,391	7,372.25
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,209,180	203.07		1,200,818	218.07
Other borrowings	105,187	851	3.28	103,329	812	3.19
Total borrowings	1,314,367	1,054.33		1,304,147	1,030.32
Total interest bearing liabilities	13,752,787	6,932.20%		13,455,538	8,402.25%
Non-interest bearing deposits	6,237,479			5,929,229
Other liabilities	198,383			366,562
Equity	2,257,085			2,174,165
Total liabilities and equity	$22,445,734			$21,925,494
Net interest margin (T/E)		$159,761			$156,708
Net yield on interest earning assets			3.03%			3.07%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Company primarily uses earnings simulation models to analyze net interest sensitivity to movement in interest rates. The Company performs monthly simulations which model interest rate movements and risk in accordance with changes to its balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2013 Annual Report on Form 10-K.

The table below shows the effect that gradual rising interest rates over a twelve month period would have on the Company’s net interest income given a static balance sheet.

	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$.3	.05%	($5.0)	(.81)%	($6.1)	(1.03)%
200 basis points rising	4.1	.68	1.0	.17	.3	.05
100 basis points rising	5.7	.93	3.4	.56	3.2	.54

Under the above scenarios at March 31, 2014, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $5.7 million, or .93%, and a rise of 200 basis points is expected to increase net interest income by $4.1 million, or .68%.  Under a 300 basis points rising rate scenario, net interest income would increase by $300 thousand, or .05%.  Due to the already low interest rate environment, the Company did not model falling rate scenarios. The change in net interest income from the base calculation at March 31, 2014 for the three scenarios shown was higher than projections made at December 31, 2013, largely due to a change in the mix of interest bearing liabilities. Short-term borrowings of federal funds purchased and repurchase agreements, which are generally more rate-sensitive, declined from the previous quarter's simulation results and were replaced by higher balances of interest checking and savings deposits, which are less rate-sensitive. In addition, non-maturity deposit rate assumptions were updated and this resulted in money market deposit rates increasing slower. These changes resulted in a more asset-sensitive risk pattern and improving income projections. As shown in the above scenarios, as rates rise from 100 to 300 basis points, the effect on projected net interest income generally becomes more negative. This occurs because, in the higher rate scenarios, the non-contractual deposits are modeled to become more rate sensitive, resulting in margin compression. Also, these scenarios project deposit run-off which is replaced by higher costing short-term borrowings.
The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material legal proceedings currently pending or threatened against the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
January 1 — 31, 2014	90,013	$44.94	90,013	3,402,252
February 1 — 28, 2014	271,886	$43.31	271,886	3,130,366
March 1 — 31, 2014	112,955	$44.98	112,955	3,017,411
Total	474,854	$44.01	474,854	3,017,411

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in July 2013 of 4,000,000 shares, 3,017,411 shares remained available for purchase at March 31, 2014.

Item 6. EXHIBITS

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: May 7, 2014

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: May 7, 2014

INDEX TO EXHIBITS

3(a) - Restated Articles of Incorporation of Commerce Bancshares, Inc.

10(o) - Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan

10(p) - Form of Notice of Grant of Award and Award Agreement for Restricted Stock for Employees other than Executive Officers, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan

10(q) - Form of Notice of Grant of Award and Award Agreement for Stock Appreciation Rights, pursuant to the Commerce Bancshares, Inc. 2005 Equity Incentive Plan

31.1 — Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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