Form 10-Q
period 2014-06-30
COMMERCE BANCSHARES INC /MO/
filed 2014-08-05
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended June 30, 2014

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
Yes ☐     No ☑
As of July 31, 2014, the registrant had outstanding 91,640,404 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Loans	$11,460,039	$10,956,836
Allowance for loan losses	(161,532)	(161,532)
Net loans	11,298,507	10,795,304
Investment securities:
Available for sale ($651,952,000 pledged at June 30, 2014 and $687,680,000 at
December 31, 2013 to secure swap and repurchase agreements)	9,282,640	8,915,680
Trading	15,684	19,993
Non-marketable	93,748	107,324
Total investment securities	9,392,072	9,042,997
Short-term federal funds sold and securities purchased under agreements to resell	29,490	43,845
Long-term securities purchased under agreements to resell	950,000	1,150,000
Interest earning deposits with banks	18,877	707,249
Cash and due from banks	516,509	518,420
Land, buildings and equipment, net	346,363	349,654
Goodwill	138,921	138,921
Other intangible assets, net	8,249	9,268
Other assets	306,191	316,378
Total assets	$23,005,179	$23,072,036
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,413,161	$6,750,674
Savings, interest checking and money market	10,085,460	10,108,236
Time open and C.D.'s of less than $100,000	942,233	983,689
Time open and C.D.'s of $100,000 and over	1,498,982	1,204,749
Total deposits	18,939,836	19,047,348
Federal funds purchased and securities sold under agreements to repurchase	1,154,323	1,346,558
Other borrowings	105,096	107,310
Other liabilities	543,771	356,423
Total liabilities	20,743,026	20,857,639
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares at June 30, 2014 and none at December 31, 2013	144,816	—
Common stock, $5 par value
Authorized 120,000,000 shares at June 30, 2014 and 100,000,000 at December 31, 2013;
issued 96,244,762 shares	481,224	481,224
Capital surplus	1,214,836	1,279,948
Retained earnings	537,759	449,836
Treasury stock of 4,504,256 shares at June 30, 2014
and 235,986 shares at December 31, 2013, at cost	(203,174)	(10,097)
Accumulated other comprehensive income	84,314	9,731
Total Commerce Bancshares, Inc. stockholders' equity	2,259,775	2,210,642
Non-controlling interest	2,378	3,755
Total equity	2,262,153	2,214,397
Total liabilities and equity	$23,005,179	$23,072,036
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2014	2013	2014	2013
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$111,496	$108,018	$222,198	$215,804
Interest and fees on loans held for sale	—	91	—	176
Interest on investment securities	53,016	53,233	98,035	98,192
Interest on short-term federal funds sold and securities purchased under
agreements to resell	24	28	50	37
Interest on long-term securities purchased under agreements to resell	2,943	5,810	7,094	11,639
Interest on deposits with banks	88	75	188	152
Total interest income	167,567	167,255	327,565	326,000
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,358	3,375	6,664	7,299
Time open and C.D.'s of less than $100,000	1,063	1,656	2,183	3,405
Time open and C.D.'s of $100,000 and over	1,515	1,667	2,967	3,366
Interest on federal funds purchased and securities sold under
agreements to repurchase	263	270	466	488
Interest on other borrowings	875	829	1,726	1,641
Total interest expense	7,074	7,797	14,006	16,199
Net interest income	160,493	159,458	313,559	309,801
Provision for loan losses	7,555	7,379	17,215	10,664
Net interest income after provision for loan losses	152,938	152,079	296,344	299,137
NON-INTEREST INCOME
Bank card transaction fees	44,444	40,700	86,161	79,250
Trust fees	27,765	25,734	54,338	50,903
Deposit account charges and other fees	19,709	19,602	38,299	38,314
Capital market fees	3,246	3,305	7,116	7,696
Consumer brokerage services	2,972	2,853	5,719	5,539
Loan fees and sales	1,211	1,314	2,420	2,787
Other	9,416	9,168	17,337	18,064
Total non-interest income	108,763	102,676	211,390	202,553
INVESTMENT SECURITIES GAINS (LOSSES), NET
Change in fair value of other-than-temporarily impaired securities	(785)	(293)	(848)	1,096
Portion recognized in other comprehensive income	154	(195)	(129)	(2,026)
Net impairment losses recognized in earnings	(631)	(488)	(977)	(930)
Realized gains (losses) on sales and fair value adjustments	(1,927)	(1,080)	8,456	(2,803)
Investment securities gains (losses), net	(2,558)	(1,568)	7,479	(3,733)
NON-INTEREST EXPENSE
Salaries and employee benefits	94,849	89,569	189,112	180,450
Net occupancy	11,151	11,234	22,767	22,469
Equipment	4,525	4,680	9,029	9,363
Supplies and communication	5,486	5,797	11,185	11,386
Data processing and software	19,578	19,584	38,665	38,535
Marketing	3,949	4,048	7,630	7,407
Deposit insurance	2,892	2,790	5,786	5,557
Other	20,501	19,264	41,097	36,836
Total non-interest expense	162,931	156,966	325,271	312,003
Income before income taxes	96,212	96,221	189,942	185,954
Less income taxes	30,312	30,182	59,921	59,107
Net income	65,900	66,039	130,021	126,847
Less non-controlling interest expense (income)	(631)	234	(823)	25
Net income attributable to Commerce Bancshares, Inc.	66,531	65,805	130,844	126,822
Less preferred stock dividends	—	—	—	—
Net income available to common shareholders	$66,531	$65,805	$130,844	$126,822
Net income per common share — basic	$.70	$.69	$1.37	$1.33
Net income per common share — diluted	$.70	$.69	$1.37	$1.32
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
	(Unaudited)
Net income	$65,900	$66,039	$130,021	$126,847
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(58)	(120)	108	1,017
Net unrealized gains (losses) on other securities	43,650	(108,254)	74,029	(116,447)
Pension loss amortization	223	475	446	950
Other comprehensive income (loss)	43,815	(107,899)	74,583	(114,480)
Comprehensive income (loss)	109,715	(41,860)	204,604	12,367
Less non-controlling interest expense (income)	(631)	234	(823)	25
Comprehensive income (loss) attributable to Commerce Bancshares, Inc.	$110,346	$(42,094)	$205,427	$12,342
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
		(Unaudited)
Balance January 1, 2014	$—	$481,224	$1,279,948	$449,836	$(10,097)	$9,731	$3,755	$2,214,397
Net income				130,844			(823)	130,021
Other comprehensive income						74,583		74,583
Distributions to non-controlling interest							(554)	(554)
Issuance of preferred stock	144,816							144,816
Purchase of treasury stock					(208,989)			(208,989)
Accelerated share repurchase forward contract			(60,000)					(60,000)
Issuance of stock under purchase and equity compensation plans			(3,670)		8,911			5,241
Net tax benefit related to equity compensation plans			1,091					1,091
Stock-based compensation			4,468					4,468
Issuance of nonvested stock awards			(7,001)		7,001			—
Cash dividends on common stock ($.450 per share)				(42,921)				(42,921)
Balance June 30, 2014	$144,816	$481,224	$1,214,836	$537,759	$(203,174)	$84,314	$2,378	$2,262,153
Balance January 1, 2013	$—	$458,646	$1,102,507	$477,210	$(7,580)	$136,344	$4,447	$2,171,574
Net income				126,822			25	126,847
Other comprehensive loss						(114,480)		(114,480)
Distributions to non-controlling interest							(512)	(512)
Purchase of treasury stock					(45,292)			(45,292)
Issuance of stock under purchase and equity compensation plans			(2,488)		9,047			6,559
Net tax benefit related to equity compensation plans			209					209
Stock-based compensation			2,748					2,748
Issuance of nonvested stock awards			(8,054)		8,054			—
Cash dividends on common stock ($.429 per share)				(40,866)				(40,866)
Balance June 30, 2013	$—	$458,646	$1,094,922	$563,166	$(35,771)	$21,864	$3,960	$2,106,787
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In thousands)	2014	2013
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$130,021	$126,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,215	10,664
Provision for depreciation and amortization	21,033	20,817
Amortization of investment security premiums, net	8,323	17,227
Investment securities (gains) losses, net(A)	(7,479)	3,733
Net decrease in trading securities	16,845	7,465
Stock-based compensation	4,468	2,748
Decrease in interest receivable	104	116
Decrease in interest payable	(11)	(238)
Increase (decrease) in income taxes payable	14,719	(6,719)
Net tax benefit related to equity compensation plans	(1,091)	(209)
Other changes, net	4,705	(14,546)
Net cash provided by operating activities	208,852	167,905
INVESTING ACTIVITIES:
Proceeds from sales of investment securities(A)	63,899	4,096
Proceeds from maturities/pay downs of investment securities(A)	928,075	1,478,237
Purchases of investment securities(A)	(1,196,956)	(1,309,380)
Net increase in loans	(520,767)	(555,935)
Long-term securities purchased under agreements to resell	(250,000)	(50,000)
Repayments of long-term securities purchased under agreements to resell	450,000	50,000
Purchases of land, buildings and equipment	(14,583)	(10,713)
Sales of land, buildings and equipment	2,074	715
Net cash used in investing activities	(538,258)	(392,980)
FINANCING ACTIVITIES:
Net decrease in non-interest bearing, savings, interest checking and money market deposits	(272,723)	(863,336)
Net increase in time open and C.D.'s	252,702	281,268
Repayment of long-term securities sold under agreements to repurchase	(150,000)	—
Net increase (decrease) in short-term federal funds purchased and securities sold under
agreements to repurchase	(42,235)	537,144
Repayment of other long-term borrowings	(214)	(943)
Net decrease in other short-term borrowings	(2,000)	—
Proceeds from issuance of preferred stock	144,816	—
Purchases of treasury stock	(208,989)	(45,292)
Accelerated stock repurchase agreement	(60,000)	—
Issuance of stock under stock purchase and equity compensation plans	5,241	6,559
Net tax benefit related to equity compensation plans	1,091	209
Cash dividends paid on common stock	(42,921)	(40,866)
Net cash used in financing activities	(375,232)	(125,257)
Decrease in cash and cash equivalents	(704,638)	(350,332)
Cash and cash equivalents at beginning of year	1,269,514	779,825
Cash and cash equivalents at June 30	$564,876	$429,493
(A) Available for sale and non-marketable securities
Income tax payments, net	$45,154	$65,453
Interest paid on deposits and borrowings	$13,942	$16,437
Loans transferred to foreclosed real estate	$3,769	$5,532
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2013 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of results to be attained for the full year or any other interim period.

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
On July 25, 2014, the Company sold banking branches in Farmington, Desloge and Bonne Terre, Missouri. The sale included approximately $13.3 million in loans, $60.3 million in deposits, and various bank premises.
3. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at June 30, 2014 and December 31, 2013 are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Commercial:
Business	$4,095,253	$3,715,319
Real estate – construction and land	442,093	406,197
Real estate – business	2,277,898	2,313,550
Personal Banking:
Real estate – personal	1,819,204	1,787,626
Consumer	1,637,841	1,512,716
Revolving home equity	423,566	420,589
Consumer credit card	760,289	796,228
Overdrafts	3,895	4,611
Total loans	$11,460,039	$10,956,836

At June 30, 2014, loans of $3.5 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.1 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and six months ended June 30, 2014 and 2013, respectively, follows:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$97,881	$63,651	$161,532	$94,189	$67,343	$161,532
Provision	486	7,069	7,555	4,553	12,662	17,215
Deductions:
Loans charged off	1,218	11,752	12,970	2,348	24,503	26,851
Less recoveries on loans	1,779	3,636	5,415	2,534	7,102	9,636
Net loan charge-offs (recoveries)	(561)	8,116	7,555	(186)	17,401	17,215
Balance June 30, 2014	$98,928	$62,604	$161,532	$98,928	$62,604	$161,532
Balance at beginning of period	$99,821	$68,211	$168,032	$105,725	$66,807	$172,532
Provision	(800)	8,179	7,379	(7,390)	18,054	10,664
Deductions:
Loans charged off	2,261	12,430	14,691	2,966	24,231	27,197
Less recoveries on loans	1,839	3,473	5,312	3,230	6,803	10,033
Net loan charge-offs (recoveries)	422	8,957	9,379	(264)	17,428	17,164
Balance June 30, 2013	$98,599	$67,433	$166,032	$98,599	$67,433	$166,032

The following table shows the balance in the allowance for loan losses and the related loan balance at June 30, 2014 and December 31, 2013, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
June 30, 2014
Commercial	$8,274	$76,834	$90,654	$6,738,410
Personal Banking	2,461	27,891	60,143	4,616,904
Total	$10,735	$104,725	$150,797	$11,355,314
December 31, 2013
Commercial	$8,476	$78,516	$85,713	$6,356,550
Personal Banking	2,424	29,120	64,919	4,492,650
Total	$10,900	$107,636	$150,632	$10,849,200

Impaired loans

The table below shows the Company’s investment in impaired loans at June 30, 2014 and December 31, 2013. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 13.

(In thousands)	June 30, 2014	Dec. 31, 2013
Non-accrual loans	$43,260	$48,814
Restructured loans (accruing)	61,465	58,822
Total impaired loans	$104,725	$107,636

The following table provides additional information about impaired loans held by the Company at June 30, 2014 and December 31, 2013, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2014
With no related allowance recorded:
Business	$8,673	$10,709	$—
Real estate – construction and land	7,058	14,876	—
Real estate – business	1,914	2,223	—
	$17,645	$27,808	$—
With an allowance recorded:
Business	$27,014	$28,858	$3,720
Real estate – construction and land	13,762	15,893	1,829
Real estate – business	18,413	27,780	2,725
Real estate – personal	10,512	13,684	1,129
Consumer	5,448	6,135	158
Revolving home equity	560	560	2
Consumer credit card	11,371	11,371	1,172
	$87,080	$104,281	$10,735
Total	$104,725	$132,089	$10,735
December 31, 2013
With no related allowance recorded:
Business	$7,969	$9,000	$—
Real estate – construction and land	8,766	16,067	—
Real estate – business	4,089	6,417	—
Revolving home equity	2,191	2,741	—
	$23,015	$34,225	$—
With an allowance recorded:
Business	$19,266	$22,597	$3,037
Real estate – construction and land	17,632	19,708	2,174
Real estate – business	20,794	29,287	3,265
Real estate – personal	10,425	13,576	1,361
Consumer	4,025	4,025	85
Revolving home equity	666	666	2
Consumer credit card	11,813	11,813	976
	$84,621	$101,672	$10,900
Total	$107,636	$135,897	$10,900

Total average impaired loans for the three and six month periods ended June 30, 2014 and 2013, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended June 30, 2014
Non-accrual loans	$35,908	$7,131	$43,039
Restructured loans (accruing)	40,167	20,745	60,912
Total	$76,075	$27,876	$103,951
For the six months ended June 30, 2014
Non-accrual loans	$38,093	$7,347	$45,440
Restructured loans (accruing)	39,285	21,086	60,371
Total	$77,378	$28,433	$105,811
For the three months ended June 30, 2013
Non-accrual loans	$36,384	$4,949	$41,333
Restructured loans (accruing)	41,053	25,141	66,194
Total	$77,437	$30,090	$107,527
For the six months ended June 30, 2013
Non-accrual loans	$38,733	$5,501	$44,234
Restructured loans (accruing)	39,854	26,210	66,064
Total	$78,587	$31,711	$110,298

The table below shows interest income recognized during the three and six month periods ended June 30, 2014 and 2013 for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 13.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Interest income recognized on impaired loans:
Business	$181	$141	$361	$282
Real estate – construction and land	142	215	283	430
Real estate – business	46	50	91	100
Real estate – personal	58	70	115	139
Consumer	71	91	142	182
Revolving home equity	7	10	14	19
Consumer credit card	228	253	456	506
Total	$733	$830	$1,462	$1,658

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at June 30, 2014 and December 31, 2013.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
June 30, 2014
Commercial:
Business	$4,077,664	$5,873	$623	$11,093	$4,095,253
Real estate – construction and land	423,589	10,031	275	8,198	442,093
Real estate – business	2,256,513	4,911	—	16,474	2,277,898
Personal Banking:
Real estate – personal	1,802,553	9,559	1,235	5,857	1,819,204
Consumer	1,621,468	13,377	1,358	1,638	1,637,841
Revolving home equity	421,186	1,465	915	—	423,566
Consumer credit card	744,410	8,656	7,223	—	760,289
Overdrafts	3,622	273	—	—	3,895
Total	$11,351,005	$54,145	$11,629	$43,260	$11,460,039
December 31, 2013
Commercial:
Business	$3,697,589	$5,467	$671	$11,592	$3,715,319
Real estate – construction and land	386,423	9,601	—	10,173	406,197
Real estate – business	2,292,385	1,340	47	19,778	2,313,550
Personal Banking:
Real estate – personal	1,771,231	9,755	1,560	5,080	1,787,626
Consumer	1,492,960	17,482	2,274	—	1,512,716
Revolving home equity	416,614	1,082	702	2,191	420,589
Consumer credit card	777,564	9,952	8,712	—	796,228
Overdrafts	4,315	296	—	—	4,611
Total	$10,839,081	$54,975	$13,966	$48,814	$10,956,836

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
June 30, 2014
Pass	$3,993,646	$418,424	$2,161,318	$6,573,388
Special mention	52,297	1,392	44,600	98,289
Substandard	38,217	14,079	55,506	107,802
Non-accrual	11,093	8,198	16,474	35,765
Total	$4,095,253	$442,093	$2,277,898	$6,815,244
December 31, 2013
Pass	$3,618,120	$372,515	$2,190,344	$6,180,979
Special mention	61,916	1,697	53,079	116,692
Substandard	23,691	21,812	50,349	95,852
Non-accrual	11,592	10,173	19,778	41,543
Total	$3,715,319	$406,197	$2,313,550	$6,435,066

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At June 30, 2014, these were comprised of $237.4 million in personal real estate loans and $7.1 million in consumer loans, or 5.3% of the Personal Banking portfolio. At December 31, 2013, these were comprised of $244.3 million in personal real estate loans and $47.5 million in consumer loans, or 6.5% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at June 30, 2014 and December 31, 2013 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
June 30, 2014
FICO score:
Under 600	1.8%	5.1%	2.0%	4.0%
600 - 659	3.4	9.4	4.8	11.6
660 - 719	9.4	22.8	14.7	32.9
720 - 779	25.7	29.7	30.2	28.1
780 and over	59.7	33.0	48.3	23.4
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2013
FICO score:
Under 600	1.7%	5.4%	2.1%	4.1%
600 - 659	3.3	10.1	7.3	11.7
660 - 719	10.3	23.4	15.0	32.9
720 - 779	25.8	28.3	28.5	27.9
780 and over	58.9	32.8	47.1	23.4
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $82.3 million at June 30, 2014. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $20.8 million at June 30, 2014. Other performing restructured loans totaled $61.5 million at June 30, 2014. These are primarily comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $42.1 million at June 30, 2014. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $11.4 million at June 30, 2014. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At June 30, 2014, these loans totaled $8.0 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at June 30, 2014, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	June 30, 2014	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$32,239	$7,606
Real estate - construction and land	20,173	4,664
Real estate - business	6,013	23
Personal Banking:
Real estate - personal	6,435	446
Consumer	5,468	1,672
Revolving home equity	560	—
Consumer credit card	11,371	1,415
Total restructured loans	$82,259	$15,826

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

The Company had commitments of $9.5 million at June 30, 2014 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $8.4 million and $6.6 million at June 30, 2014 and December 31, 2013, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $1.7 million and $2.8 million at June 30, 2014 and December 31, 2013, respectively. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

4. Investment Securities

Investment securities, at fair value, consisted of the following at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	Dec. 31, 2013
Available for sale	$9,282,640	$8,915,680
Trading	15,684	19,993
Non-marketable	93,748	107,324
Total investment securities	$9,392,072	$9,042,997

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $46.5 million at both June 30, 2014 and December 31, 2013. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $47.1 million at June 30, 2014 and $60.7 million at December 31, 2013.

A summary of the available for sale investment securities by maturity groupings as of June 30, 2014 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments and does not hold trust preferred securities.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$43,443	$44,168
After 1 but within 5 years	259,660	276,658
After 5 but within 10 years	141,044	147,856
After 10 years	53,516	50,161
Total U.S. government and federal agency obligations	497,663	518,843
Government-sponsored enterprise obligations:
Within 1 year	32,831	33,057
After 1 but within 5 years	448,512	451,784
After 5 but within 10 years	143,551	137,177
After 10 years	142,006	136,211
Total government-sponsored enterprise obligations	766,900	758,229
State and municipal obligations:
Within 1 year	167,929	169,519
After 1 but within 5 years	710,057	734,237
After 5 but within 10 years	728,853	727,635
After 10 years	175,289	171,928
Total state and municipal obligations	1,782,128	1,803,319
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,726,315	2,795,929
Non-agency mortgage-backed securities	289,782	301,661
Asset-backed securities	2,914,610	2,920,062
Total mortgage and asset-backed securities	5,930,707	6,017,652
Other debt securities:
Within 1 year	11,939	12,012
After 1 but within 5 years	42,329	43,033
After 5 but within 10 years	86,067	83,607
Total other debt securities	140,335	138,652
Equity securities	4,194	45,945
Total available for sale investment securities	$9,121,927	$9,282,640

Investments in U.S. government securities are comprised mainly of U.S. Treasury inflation-protected securities, which totaled $518.7 million, at fair value, at June 30, 2014. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $132.1 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $44.9 million at June 30, 2014.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. government and federal agency obligations	$497,663	$25,145	$(3,965)	$518,843
Government-sponsored enterprise obligations	766,900	3,656	(12,327)	758,229
State and municipal obligations	1,782,128	34,014	(12,823)	1,803,319
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,726,315	79,719	(10,105)	2,795,929
Non-agency mortgage-backed securities	289,782	12,546	(667)	301,661
Asset-backed securities	2,914,610	9,861	(4,409)	2,920,062
Total mortgage and asset-backed securities	5,930,707	102,126	(15,181)	6,017,652
Other debt securities	140,335	790	(2,473)	138,652
Equity securities	4,194	41,751	—	45,945
Total	$9,121,927	$207,482	$(46,769)	$9,282,640
December 31, 2013
U.S. government and federal agency obligations	$498,226	$20,614	$(13,144)	$505,696
Government-sponsored enterprise obligations	766,802	2,245	(27,281)	741,766
State and municipal obligations	1,624,195	28,321	(33,345)	1,619,171
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,743,803	54,659	(26,124)	2,772,338
Non-agency mortgage-backed securities	236,595	12,008	(1,620)	246,983
Asset-backed securities	2,847,368	6,872	(10,169)	2,844,071
Total mortgage and asset-backed securities	5,827,766	73,539	(37,913)	5,863,392
Other debt securities	147,581	671	(6,495)	141,757
Equity securities	9,970	33,928	—	43,898
Total	$8,874,540	$159,318	$(118,178)	$8,915,680

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At June 30, 2014, the fair value of securities on this watch list was $171.7 million compared to $188.8 million at December 31, 2013.

As of June 30, 2014, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $62.0 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $13.4 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at June 30, 2014 included the following:

Significant Inputs	Range
Prepayment CPR	1%	-	25%
Projected cumulative default	0%	-	56%
Credit support	0%	-	14%
Loss severity	20%	-	81%

The following table shows changes in the credit losses recorded in earnings during the six months ended June 30, 2014 and 2013, for which a portion of an OTTI was recognized in other comprehensive income.

	For the Six Months Ended June 30
(In thousands)	2014	2013
Balance at January 1	$12,499	$11,306
Credit losses on debt securities for which impairment was previously recognized	977	930
Increase in expected cash flows that are recognized over remaining life of security	(66)	(40)
Balance at June 30	$13,410	$12,196

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
U.S. government and federal agency obligations	$—	$—	$32,570	$3,965	$32,570	$3,965
Government-sponsored enterprise obligations	69,973	102	295,532	12,225	365,505	12,327
State and municipal obligations	131,531	711	355,533	12,112	487,064	12,823
Mortgage and asset-backed securities:
Agency mortgage-backed securities	4,775	16	400,697	10,089	405,472	10,105
Non-agency mortgage-backed securities	37,014	23	43,762	644	80,776	667
Asset-backed securities	236,398	294	296,606	4,115	533,004	4,409
Total mortgage and asset-backed securities	278,187	333	741,065	14,848	1,019,252	15,181
Other debt securities	6,492	3	83,842	2,470	90,334	2,473
Total	$486,183	$1,149	$1,508,542	$45,620	$1,994,725	$46,769
December 31, 2013
U.S. government and federal agency obligations	$96,172	$243	$59,677	$12,901	$155,849	$13,144
Government-sponsored enterprise obligations	487,317	18,155	93,654	9,126	580,971	27,281
State and municipal obligations	478,818	15,520	178,150	17,825	656,968	33,345
Mortgage and asset-backed securities:
Agency mortgage-backed securities	717,778	26,124	—	—	717,778	26,124
Non-agency mortgage-backed securities	53,454	918	22,289	702	75,743	1,620
Asset-backed securities	1,088,556	9,072	58,398	1,097	1,146,954	10,169
Total mortgage and asset-backed securities	1,859,788	36,114	80,687	1,799	1,940,475	37,913
Other debt securities	90,028	5,604	9,034	891	99,062	6,495
Total	$3,012,123	$75,636	$421,202	$42,542	$3,433,325	$118,178

The total available for sale portfolio consisted of nearly 1,900 individual securities at June 30, 2014. The portfolio included 297 securities, having an aggregate fair value of $2.0 billion, that were in an unrealized loss position at June 30, 2014, compared to 507 securities, with a fair value of $3.4 billion, at December 31, 2013. The total amount of unrealized loss on these securities decreased $71.4 million to $46.8 million at June 30, 2014. At June 30, 2014, the fair value of securities in an unrealized loss position for 12 months or longer totaled $1.5 billion, or 16.3% of the total portfolio value, and did not include any securities identified as other-than-temporarily impaired.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $12.8 million at June 30, 2014. Of these losses, $6.0 million related to auction rate securities and $6.9 million related to other state and municipal obligations. This portfolio, exclusive of auction rate securities, totaled $1.7 billion at fair value, or 18.0% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below. The Company does not have exposure to obligations of municipalities which have filed for Chapter 9 bankruptcy. The Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At June 30, 2014
Texas	10.6%	4.5	Aa1
Florida	8.9	4.4	Aa3
New York	7.5	6.9	Aa2
Washington	5.8	5.7	Aa2
Ohio	5.7	5.0	Aa2
General obligation	34.9%	5.2	Aa2
Lease	15.4	4.8	Aa3
Housing	13.7	4.3	Aa1
Transportation	12.7	4.7	A1
Limited tax	7.5	6.4	Aa2

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Six Months Ended June 30
(In thousands)	2014	2013
Proceeds from sales of available for sale securities	$30,998	$—
Proceeds from sales of non-marketable securities	32,901	4,096
Total proceeds	$63,899	$4,096
Available for sale:
Losses realized on sales	$(5,197)	$—
Gain realized on donation	1,570	1,375
Other-than-temporary impairment recognized on debt securities	(977)	(930)
Non-marketable:
Gains realized on sales	1,472	603
Losses realized on sales	(134)	(2,979)
Fair value adjustments, net	10,745	(1,802)
Investment securities gains (losses), net	$7,479	$(3,733)

At June 30, 2014, securities totaling $5.1 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $652.0 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

5. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	June 30, 2014				December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(23,814)	$—	$7,456	$31,270	$(22,781)	$—	$8,489
Mortgage servicing rights	3,518	(2,642)	(83)	793	3,430	(2,567)	(84)	779
Total	$34,788	$(26,456)	$(83)	$8,249	$34,700	$(25,348)	$(84)	$9,268

Aggregate amortization expense on intangible assets was $549 thousand and $532 thousand, respectively, for the three month periods ended June 30, 2014 and 2013 and $1.1 million and $1.1 million, respectively, for the six month periods ended June 30, 2014 and 2013. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of June 30, 2014. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2014	$1,994
2015	1,603
2016	1,241
2017	917
2018	684

Changes in the carrying amount of goodwill and net other intangible assets for the six month period ended June 30, 2014 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2014	$138,921	$8,489	$779
Originations	—	—	88
Amortization	—	(1,033)	(75)
Impairment reversal	—	—	1
Balance June 30, 2014	$138,921	$7,456	$793

Goodwill allocated to the Company’s operating segments at June 30, 2014 and December 31, 2013 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At June 30, 2014 that net liability was $3.4 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $340.1 million at June 30, 2014.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at June 30, 2014, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At June 30, 2014, the fair value of the Company's guarantee liabilities for RPAs was $192 thousand, and the notional amount of the underlying swaps was $71.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

7. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Service cost - benefits earned during the period	$133	$131	$266	$263
Interest cost on projected benefit obligation	1,262	1,123	2,523	2,245
Expected return on plan assets	(1,561)	(1,608)	(3,122)	(3,217)
Amortization of unrecognized net loss	360	766	720	1,533
Net periodic pension cost	$194	$412	$387	$824

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first six months of 2014, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2014.

8. Common and Preferred Stock

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands, except per share data)	2014	2013	2014	2013
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$66,531	$65,805	$130,844	$126,822
Less preferred stock dividends	—	—	—	—
Net income available to common shareholders	66,531	65,805	130,844	126,822
Less income allocated to nonvested restricted stock	856	750	1,658	1,344
Net income allocated to common stock	$65,675	$65,055	$129,186	$125,478
Weighted average common shares outstanding	93,529	94,273	94,148	94,496
Basic income per common share	$.70	$.69	$1.37	$1.33
Diluted income per common share:
Net income available to common shareholders	$66,531	$65,805	$130,844	$126,822
Less income allocated to nonvested restricted stock	854	747	1,653	1,340
Net income allocated to common stock	$65,677	$65,058	$129,191	$125,482
Weighted average common shares outstanding	93,529	94,273	94,148	94,496
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	384	394	402	320
Weighted average diluted common shares outstanding	93,913	94,667	94,550	94,816
Diluted income per common share	$.70	$.69	$1.37	$1.32

Unexercised stock options and stock appreciation rights of 131 thousand and 93 thousand were excluded in the computation of diluted income per share for the six month periods ended June 30, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

In the Annual Meeting of the Shareholders, held on April 16, 2014, a proposal to increase the shares of Company common stock authorized for issuance under its articles of incorporation was approved. This approval increased the authorized shares from 100,000,000 to 120,000,000.
On June 19, 2014, the Company issued and sold 6,000,000 depositary shares, representing 6,000 shares of 6.00% Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share, having an aggregate liquidation preference of $150.0 million (“Series B Preferred Stock”). Each depositary share has a liquidation preference of $25 per share. Dividends on the Series B Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.00%. The Series B Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series B Preferred Stock, after deducting underwriting discount and commissions, and the payment of expenses were approximately $144.8 million. The net proceeds from the offering were used to fund the accelerated share repurchase program discussed below.
Concurrent with the issuance and sale of the Series B Preferred Stock, on June 19, 2014, the Company entered into an accelerated share repurchase agreement (the “ASR agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”). Under the ASR agreement, the Company paid $200.0 million to Morgan Stanley and received from Morgan Stanley 3,055,434 shares of the Company’s common stock, representing approximately 70% of the estimated total number of shares to be delivered by Morgan Stanley at the conclusion of the accelerated stock repurchase program. Upon final settlement, which is expected to occur on or before June 2015, the Company expects to receive the balance of the shares repurchased under the ASR agreement. The specific number of shares that the Company ultimately will repurchase will be based on the volume-weighted-average price per share of the Company’s common stock during the repurchase period. During the term of the ASR agreement, the Company may only make repurchases of Company common stock with the consent of Morgan Stanley.

The ASR agreement is part of a stock repurchase program that was authorized by the Company’s board of directors in June 2014 to buy up to 5,000,000 shares of the Company's common stock. The Company accounted for the repurchase as two separate transactions: (i) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date; and (ii) as a forward contract indexed to the Company’s common stock that is classified as equity and reported as a component of surplus.
In the event that the Company does not declare and pay dividends on the Series B Preferred Stock for the most recent dividend period, the ability of the Company to declare or pay dividends on, purchase, redeem or otherwise acquire shares of its common stock or any securities of the Company that rank junior to the Series B Preferred Stock is subject to certain restrictions under the terms of the Series B Preferred Stock. The Company declared its first dividend on the Series B Preferred Stock on July 25, 2014.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2014	$4,203	$21,303	$(15,775)	$9,731
Other comprehensive income (loss) before reclassifications	(803)	115,774	—	114,971
Amounts reclassified from accumulated other comprehensive income	977	3,627	720	5,324
Current period other comprehensive income, before tax	174	119,401	720	120,295
Income tax expense	(66)	(45,372)	(274)	(45,712)
Current period other comprehensive income, net of tax	108	74,029	446	74,583
Balance June 30, 2014	$4,311	$95,332	$(15,329)	$84,314
Balance January 1, 2013	$3,245	$160,263	$(27,164)	$136,344
Other comprehensive income (loss) before reclassifications	710	(186,443)	—	(185,733)
Amounts reclassified from accumulated other comprehensive income	930	(1,375)	1,533	1,088
Current period other comprehensive income (loss), before tax	1,640	(187,818)	1,533	(184,645)
Income tax (expense) benefit	(623)	71,371	(583)	70,165
Current period other comprehensive income (loss), net of tax	1,017	(116,447)	950	(114,480)
Balance June 30, 2013	$4,262	$43,816	$(26,214)	$21,864
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Three Months Ended June 30, 2014
Net interest income	$67,732	$71,509	$10,018	$149,259	$11,234	$160,493
Provision for loan losses	(8,323)	323	533	(7,467)	(88)	(7,555)
Non-interest income	28,711	47,542	31,497	107,750	1,013	108,763
Investment securities losses, net	—	—	—	—	(2,558)	(2,558)
Non-interest expense	(67,503)	(62,166)	(23,935)	(153,604)	(9,327)	(162,931)
Income before income taxes	$20,617	$57,208	$18,113	$95,938	$274	$96,212
Six Months Ended June 30, 2014
Net interest income	$134,594	$142,534	$19,930	$297,058	$16,501	$313,559
Provision for loan losses	(17,543)	(60)	492	(17,111)	(104)	(17,215)
Non-interest income	54,355	94,659	61,486	210,500	890	211,390
Investment securities gains, net	—	—	—	—	7,479	7,479
Non-interest expense	(133,790)	(122,992)	(48,684)	(305,466)	(19,805)	(325,271)
Income before income taxes	$37,616	$114,141	$33,224	$184,981	$4,961	$189,942
Three Months Ended June 30, 2013
Net interest income	$66,902	$67,788	$9,938	$144,628	$14,830	$159,458
Provision for loan losses	(8,670)	(617)	(92)	(9,379)	2,000	(7,379)
Non-interest income	28,276	45,105	29,760	103,141	(465)	102,676
Investment securities losses, net	—	—	—	—	(1,568)	(1,568)
Non-interest expense	(68,961)	(59,080)	(23,649)	(151,690)	(5,276)	(156,966)
Income before income taxes	$17,547	$53,196	$15,957	$86,700	$9,521	$96,221
Six Months Ended June 30, 2013
Net interest income	$134,115	$136,112	$20,112	$290,339	$19,462	$309,801
Provision for loan losses	(16,881)	(128)	(140)	(17,149)	6,485	(10,664)
Non-interest income	54,884	89,611	58,579	203,074	(521)	202,553
Investment securities losses, net	—	—	—	—	(3,733)	(3,733)
Non-interest expense	(136,865)	(117,992)	(47,957)	(302,814)	(9,189)	(312,003)
Income before income taxes	$35,253	$107,603	$30,594	$173,450	$12,504	$185,954

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

(In thousands)	June 30, 2014	December 31, 2013
Interest rate swaps	$658,926	$596,933
Interest rate caps	8,736	9,736
Credit risk participation agreements	73,888	52,456
Foreign exchange contracts	46,435	81,207
Total notional amount	$787,985	$740,332

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At June 30, 2014, the Company had entered into one interest rate swap with a notional amount of $6.2 million, included in the table above, which is designated as a fair value hedge of a specific fixed rate loan.

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial dealer institutions. Contracts with dealers that require central clearing (generally, transactions occurring after June 10, 2013) are novated to a clearing agency who becomes the Company's counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these free-standing swaps at June 30, 2014 was $652.7 million.

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

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, education, financial services, communications, consumer products, and manufacturing. At June 30, 2014, the largest loss exposures were in the groups related to real estate, education, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $2.9 million (real estate and building materials), $2.8 million (education) and $1.2 million (manufacturing) at June 30, 2014.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 14 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30, 2014	Dec. 31, 2013	Balance Sheet	June 30, 2014	Dec. 31, 2013
(In thousands)	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(160)	$(300)
Total derivatives designated as hedging instruments		$—	$—		$(160)	$(300)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$11,564	$11,428	Other liabilities	$(11,564)	$(11,429)
Interest rate caps	Other assets	1	1	Other liabilities	(1)	(1)
Credit risk participation agreements	Other assets	4	4	Other liabilities	(192)	(69)
Foreign exchange contracts	Other assets	699	1,547	Other liabilities	(725)	(1,530)
Total derivatives not designated as hedging instruments		$12,268	$12,980		$(12,482)	$(13,029)
Total derivatives		$12,268	$12,980		$(12,642)	$(13,329)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)		2014	2013	2014	2013
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$69	$105	$141	$230
Total		$69	$105	$141	$230
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$366	$155	$811	$294
Credit risk participation agreements	Other non-interest income	93	69	198	125
Foreign exchange contracts	Other non-interest income	128	(62)	(42)	85
Total		$587	$162	$967	$504

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

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties, and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At June 30, 2014, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $11.7 million, and had posted securities with a fair value of $8.1 million and cash totaling $4.6 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $400.0 million at June 30, 2014 and $300.0 million at December 31, 2013. At June 30, 2014, the Company had posted collateral of $411.8 million in marketable securities, consisting mainly of agency mortgage-backed bonds, and had accepted $438.4 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Securities Collateral Received/Pledged	Net Amount
June 30, 2014
Assets:
Derivatives subject to master netting agreements	$11,569	$—	$11,569	$(367)	$—	$11,202
Derivatives not subject to master netting agreements	699	—	699
Total derivatives	12,268	—	12,268
Total resell agreements, subject to master netting arrangements	1,350,000	(400,000)	950,000	—	(950,000)	—
Liabilities:
Derivatives subject to master netting agreements	12,568	—	12,568	(367)	(10,554)	1,647
Derivatives not subject to master netting agreements	74	—	74
Total derivatives	12,642	—	12,642
Total repurchase agreements, subject to master netting arrangements	1,378,678	(400,000)	978,678	—	(978,678)	—
December 31, 2013
Assets:
Derivatives subject to master netting agreements	$11,579	$—	$11,579	$(1,299)	$(338)	$9,942
Derivatives not subject to master netting agreements	1,401	—	1,401
Total derivatives	12,980	—	12,980
Total resell agreements, subject to master netting arrangements	1,450,000	(300,000)	1,150,000	—	(1,150,000)	—
Liabilities:
Derivatives subject to master netting agreements	12,962	—	12,962	(1,299)	(9,063)	2,600
Derivatives not subject to master netting agreements	367	—	367
Total derivatives	13,329	—	13,329
Total repurchase agreements, subject to master netting arrangements	1,621,763	(300,000)	1,321,763	—	(1,321,763)	—

13. Stock-Based Compensation

The Company has historically issued stock-based compensation in the form of nonvested restricted stock, stock options and stock appreciation rights (SARs). During the first six months of 2014, stock-based compensation was issued in the form of nonvested restricted stock and SARs. The stock-based compensation expense that has been charged against income was $2.2 million and $1.5 million in the three month periods ended June 30, 2014 and 2013, respectively, and $4.5 million and $2.7 million in the six months ended June 30, 2014 and 2013, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of June 30, 2014, and changes during the six month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,143,755	$34.27
Granted	181,448	44.59
Vested	(84,542)	29.48
Forfeited	(22,491)	39.05
Nonvested at June 30, 2014	1,218,170	$36.05

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

Weighted per share average fair value at grant date	$9.26
Assumptions:
Dividend yield	2.0%
Volatility	22.1%
Risk-free interest rate	2.3%
Expected term	7.1 years

A summary of SAR activity during the first six months of 2014 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,758,254	$34.68
Granted	173,014	44.52
Forfeited	(2,098)	41.87
Expired	(132)	37.16
Exercised	(55,430)	33.63
Outstanding at June 30, 2014	1,873,608	$35.61	4.1 years	$20,407

A summary of option activity during the first six months of 2014 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	452,323	$30.55
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(238,841)	30.58
Outstanding at June 30, 2014	213,482	$30.53	0.6 years	$3,410

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the June 30, 2014 and December 31, 2013 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first six months of 2014 or the year ended December 31, 2013.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$518,843	$518,843	$—	$—
Government-sponsored enterprise obligations	758,229	—	758,229	—
State and municipal obligations	1,803,319	—	1,671,211	132,108
Agency mortgage-backed securities	2,795,929	—	2,795,929	—
Non-agency mortgage-backed securities	301,661	—	301,661	—
Asset-backed securities	2,920,062	—	2,920,062	—
Other debt securities	138,652	—	138,652	—
Equity securities	45,945	21,634	24,311	—
Trading securities	15,684	—	15,684	—
Private equity investments	44,192	—	—	44,192
Derivatives *	12,268	—	12,264	4
Assets held in trust	8,633	8,633	—	—
Total assets	$9,363,417	$549,110	$8,638,003	$176,304
Liabilities:
Derivatives *	$12,642	$—	$12,450	$192
Total liabilities	$12,642	$—	$12,450	$192
December 31, 2013
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$505,696	$505,696	$—	$—
Government-sponsored enterprise obligations	741,766	—	741,766	—
State and municipal obligations	1,619,171	—	1,491,447	127,724
Agency mortgage-backed securities	2,772,338	—	2,772,338	—
Non-agency mortgage-backed securities	246,983	—	246,983	—
Asset-backed securities	2,844,071	—	2,844,071	—
Other debt securities	141,757	—	141,757	—
Equity securities	43,898	24,646	19,252	—
Trading securities	19,993	—	19,993	—
Private equity investments	56,612	—	—	56,612
Derivatives *	12,980	—	12,976	4
Assets held in trust	7,511	7,511	—	—
Total assets	$9,012,776	$537,853	$8,290,583	$184,340
Liabilities:
Derivatives *	$13,329	$—	$13,260	$69
Total liabilities	$13,329	$—	$13,260	$69
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended June 30, 2014
Balance March 31, 2014	$126,979	$76,446	$(67)	$203,358
Total gains or losses (realized/unrealized):
Included in earnings	—	(4,858)	93	(4,765)
Included in other comprehensive income *	5,088	—	—	5,088
Discount accretion	41	—	—	41
Purchases of private equity investments	—	4,000	—	4,000
Sale/pay down of private equity investments	—	(31,409)	—	(31,409)
Capitalized interest/dividends	—	13	—	13
Sale of risk participation agreement	—	—	(214)	(214)
Balance June 30, 2014	$132,108	$44,192	$(188)	$176,112
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014	$—	$(4,858)	$89	$(4,769)
For the six months ended June 30, 2014
Balance January 1, 2014	$127,724	$56,612	$(65)	$184,271
Total gains or losses (realized/unrealized):
Included in earnings	—	11,936	198	12,134
Included in other comprehensive income *	4,304	—	—	4,304
Discount accretion	80	—	—	80
Purchase of private equity investments	—	7,000	—	7,000
Sale/pay down of private equity investments	—	(31,423)	—	(31,423)
Capitalized interest/dividends	—	67	—	67
Sale of risk participation agreement	—	—	(321)	(321)
Balance June 30, 2014	$132,108	$44,192	$(188)	$176,112
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014	$—	$(6,457)	$194	$(6,263)
For the three months ended June 30, 2013
Balance March 31, 2013	$128,143	$68,103	$(131)	$196,115
Total gains or losses (realized/unrealized):
Included in earnings	—	298	69	367
Included in other comprehensive income *	(1,072)	—	—	(1,072)
Investment securities called	(375)	—	—	(375)
Discount accretion	57	—	—	57
Purchases of private equity investments	—	2,000	—	2,000
Sale/pay down of private equity investments	—	(7,184)	—	(7,184)
Capitalized interest/dividends	—	62	—	62
Sale of risk participation agreement	—	—	(31)	(31)
Balance June 30, 2013	$126,753	$63,279	$(93)	$189,939
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013	$—	$298	$69	$367
For the six months ended June 30, 2013
Balance January 1, 2013	$126,414	$68,167	$(187)	$194,394
Total gains or losses (realized/unrealized):
Included in earnings	—	(1,477)	125	(1,352)
Included in other comprehensive income *	1,116	—	—	1,116
Investment securities called	(900)	—	—	(900)
Discount accretion	123	—	—	123
Purchase of private equity investments	—	3,650	—	3,650
Sale/pay down of private equity investments	—	(7,184)	—	(7,184)
Capitalized interest/dividends	—	123	—	123
Sale of risk participation agreement	—	—	(31)	(31)
Balance June 30, 2013	$126,753	$63,279	$(93)	$189,939
Total gains or losses for the six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013	$—	$(1,477)	$125	$(1,352)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended June 30, 2014
Total gains or losses included in earnings	$93	$(4,858)	$(4,765)
Change in unrealized gains or losses relating to assets still held at June 30, 2014	$89	$(4,858)	$(4,769)
For the six months ended June 30, 2014
Total gains or losses included in earnings	$198	$11,936	$12,134
Change in unrealized gains or losses relating to assets still held at June 30, 2014	$194	$(6,457)	$(6,263)
For the three months ended June 30, 2013
Total gains or losses included in earnings	$69	$298	$367
Change in unrealized gains or losses relating to assets still held at June 30, 2013	$69	$298	$367
For the six months ended June 30, 2013
Total gains or losses included in earnings	$125	$(1,477)	$(1,352)
Change in unrealized gains or losses relating to assets still held at June 30, 2013	$125	$(1,477)	$(1,352)

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $132.1 million at June 30, 2014, while private equity investments, included in non-marketable securities, totaled $44.2 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	3	-	5 years
		Estimated market rate	1.6%	-	3.6%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first six months of 2014 and 2013, and still held as of June 30, 2014 and 2013, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2014 and 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
June 30, 2014
Collateral dependent impaired loans	$10,603	$—	$—	$10,603	$(3,124)
Private equity investments	1,309	—	—	1,309	(1,191)
Mortgage servicing rights	793	—	—	793	1
Foreclosed assets	1,191	—	—	1,191	(319)
Long-lived assets	7,246	—	—	7,246	(1,408)

June 30, 2013
Collateral dependent impaired loans	$6,731	$—	$—	$6,731	$(1,967)
Private equity investments	675	—	—	675	(325)
Mortgage servicing rights	602	—	—	602	187
Foreclosed assets	291	—	—	291	(135)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at June 30, 2014 and 2013 are shown in the table above.

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

Long-lived assets

In accordance with ASC 360-10-35, investments in branch facilities and various office buildings are written down to estimated fair value, or if the property is held for sale, they are written down to estimated fair value less cost to sell. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. The carrying amounts of these real estate holdings are regularly monitored by real estate professionals employed by the Company. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. The measurements in 2014 pertained to a downtown Kansas City office building and several properties previously designated for future branch sites, which are held for sale.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	June 30, 2014		December 31, 2013
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,095,253	$4,106,975	$3,715,319	$3,723,263
Real estate - construction and land	Level 3	442,093	445,999	406,197	410,022
Real estate - business	Level 3	2,277,898	2,309,972	2,313,550	2,345,124
Real estate - personal	Level 3	1,819,204	1,853,736	1,787,626	1,802,364
Consumer	Level 3	1,637,841	1,638,204	1,512,716	1,519,830
Revolving home equity	Level 3	423,566	427,150	420,589	424,811
Consumer credit card	Level 3	760,289	771,101	796,228	811,550
Overdrafts	Level 3	3,895	3,895	4,611	4,611
Investment securities:
Available for sale	Level 1	540,477	540,477	530,342	530,342
Available for sale	Level 2	8,610,055	8,610,055	8,257,614	8,257,614
Available for sale	Level 3	132,108	132,108	127,724	127,724
Trading	Level 2	15,684	15,684	19,993	19,993
Non-marketable	Level 3	93,748	93,748	107,324	107,324
Federal funds sold	Level 1	29,490	29,490	43,845	43,845
Securities purchased under agreements to resell	Level 3	950,000	949,766	1,150,000	1,149,625
Interest earning deposits with banks	Level 1	18,877	18,877	707,249	707,249
Cash and due from banks	Level 1	516,509	516,509	518,420	518,420
Derivative instruments	Level 2	12,264	12,264	12,976	12,976
Derivative instruments	Level 3	4	4	4	4
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,413,161	$6,413,161	$6,750,674	$6,750,674
Savings, interest checking and money market deposits	Level 1	10,085,460	10,085,460	10,108,236	10,108,236
Time open and certificates of deposit	Level 3	2,441,215	2,442,040	2,188,438	2,190,610
Federal funds purchased	Level 1	175,645	175,645	24,795	24,795
Securities sold under agreements to repurchase	Level 3	978,678	978,753	1,321,763	1,321,633
Other borrowings	Level 3	105,096	113,686	107,310	116,843
Derivative instruments	Level 2	12,450	12,450	13,260	13,260
Derivative instruments	Level 3	192	192	69	69

16. Legal Proceedings

In December 2013, the settlement of a multi-district interchange suit against Visa, MasterCard and credit-card issuing major banks was approved in federal court. The settlement, as proposed in 2012, included a provision to reduce credit card interchange income by 10 basis points over an eight month period. In 2012, the Company established a liability for the estimated cost of this reduction in interchange, which initially totaled $5.2 million. The Company's payments to Visa related to the reduction began in September 2013 and totaled $4.5 million during the payment period, which ended in April 2014. The Company has no further liability related to this matter.

As mentioned in the 2013 Annual Report on Form 10-K, the Company was named in a petition by Patrick J. Malloy III, Bankruptcy Trustee for the Bankruptcy Estate of George David Gordon Jr. The Company's recorded liability related to this suit, totaling $2.5 million, was disbursed upon settlement of the suit in May.

The Company has various other lawsuits pending at June 30, 2014, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2013 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013		2014	2013
Per Share Data
Net income per common share — basic	$.70	$.69	*	$1.37	$1.33	*
Net income per common share — diluted	.70	.69	*	1.37	1.32	*
Cash dividends	.225	.214	*	.450	.429	*
Book value				24.69	22.13	*
Market price				46.50	41.48	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	59.71%	56.68%		59.53%	55.66%
Non-interest bearing deposits to total deposits	33.13	32.30		33.26	32.55
Equity to loans (1)	20.33	21.60		20.34	21.80
Equity to deposits	12.14	12.24		12.11	12.13
Equity to total assets	10.10	9.97		10.08	9.95
Return on total assets	1.18	1.20		1.17	1.17
Return on total equity	11.69	12.07		11.62	11.73
Return on common equity	11.79	12.07		11.67	11.73
(Based on end-of-period data)
Non-interest income to revenue (2)	40.39	39.17		40.27	39.53
Efficiency ratio (3)	60.30	59.73		61.75	60.72
Tier I risk-based capital ratio				13.39	13.58
Total risk-based capital ratio				14.58	14.85
Tangible common equity to assets ratio (4)				8.61	9.06
Tier I leverage ratio				9.12	9.08

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

	June 30
(Dollars in thousands)	2014	2013
Total equity	$2,262,153	$2,106,787
Less non-controlling interest	2,378	3,960
Less preferred stock	144,816	—
Less goodwill	138,921	125,585
Less core deposit premium	7,456	3,915
Total tangible common equity (a)	$1,968,582	$1,973,327
Total assets	$23,005,179	$21,910,351
Less goodwill	138,921	125,585
Less core deposit premium	7,456	3,915
Total tangible assets (b)	$22,858,802	$21,780,851
Tangible common equity to assets ratio (a)/(b)	8.61%	9.06%

Results of Operations

Summary

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2014	2013	% change	2014	2013	% change
Net interest income	$160,493	$159,458.6%		$313,559	$309,801	1.2%
Provision for loan losses	(7,555)	(7,379)	2.4	(17,215)	(10,664)	61.4
Non-interest income	108,763	102,676	5.9	211,390	202,553	4.4
Investment securities gains (losses), net	(2,558)	(1,568)	63.1	7,479	(3,733)	N.M
Non-interest expense	(162,931)	(156,966)	3.8	(325,271)	(312,003)	4.3
Income taxes	(30,312)	(30,182)	.4	(59,921)	(59,107)	1.4
Non-controlling interest expense	631	(234)	N.M	823	(25)	N.M
Net income attributable to Commerce Bancshares, Inc.	66,531	65,805	1.1	130,844	126,822	3.2
Less preferred stock dividends	—	—	—	—	—	—
Net income available to common shareholders	$66,531	$65,805	1.1%	$130,844	$126,822	3.2%

For the quarter ended June 30, 2014, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $66.5 million, an increase of $726 thousand, or 1.1%, compared to the second quarter of the previous year, and an increase of $2.2 million, or 3.4%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.18%, the annualized return on total average equity was 11.69%, and the efficiency ratio was 60.30%. Diluted earnings per common share was $.70, an increase of 1.4% compared to $.69 per share in the second quarter of 2013 and an increase of 4.5% compared to $.67 per share in the previous quarter.

Compared to the second quarter of last year, net interest income increased $1.0 million, or .6%, mainly due to a $3.4 million increase in interest income on loans and a $762 thousand decline in deposit expense, partially offset by a $2.9 million decrease in interest income on long-term securities purchased under agreements to resell. The provision for loan losses totaled $7.6 million for the current quarter, representing an increase of $176 thousand over the second quarter of 2013. Non-interest income increased $6.1 million, or 5.9%, due to higher bank card and trust fee income. Non-interest expense for the second quarter increased $6.0 million, or 3.8%, compared to the second quarter of 2013, mainly due to increases in salaries and employee benefits. Net investment securities losses were $2.6 million in the current quarter, due mainly to fair value losses in the private equity securities portfolio, compared to net losses of $1.6 million in the same quarter last year.

Net income for the first six months of 2014 was $130.8 million, an increase of $4.0 million, or 3.2%, over the same period last year. Diluted earnings per common share was $1.37, an increase of 3.8% compared to $1.32 per share in the same period last year. For the first six months of 2014, the annualized return on average assets was 1.17%, the annualized return on total average equity was 11.62% and the efficiency ratio was 61.75%. Net interest income increased $3.8 million, or 1.2%, over the same period last year. This increase followed similar trends as noted above for the quarter, as growth of $6.2 million in loan interest and a decline of $2.3 million in deposit expense were partly offset by lower income of $4.5 million on long term securities purchased under agreements to resell. The provision for loan losses was $17.2 million for the first six months of 2014, up $6.6 million, or 61.4%, over the same period last year. Non-interest income increased $8.8 million, or 4.4%, over the first six months of last year largely due to continued growth in both bank card and trust fee income. Non-interest expense increased $13.3 million, or 4.3%, with salaries and benefits expense contributing $8.7 million of the increase. Net investment securities gains totaled $7.5 million in the first six months of 2014 compared to net investment securities losses of $3.7 million in the first six months of 2013. The increase in investment securities gains was mainly due to activity in the private equity securities portfolio.

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

Analysis of Changes in Net Interest Income

	Three Months Ended June 30, 2014 vs. 2013			Six Months Ended June 30, 2014 vs. 2013
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$10,048	$(6,157)	$3,891	$21,392	$(14,139)	$7,253
Loans held for sale	(91)	—	(91)	(176)	—	(176)
Investment securities:
U.S. government and federal agency securities	1,205	1,725	2,930	1,100	4,504	5,604
Government-sponsored enterprise obligations	1,520	(165)	1,355	2,932	(553)	2,379
State and municipal obligations	280	(824)	(544)	311	(1,212)	(901)
Mortgage-backed securities	(1,327)	(634)	(1,961)	(4,556)	956	(3,600)
Asset-backed securities	(770)	(172)	(942)	(1,578)	(429)	(2,007)
Other securities	(662)	106	(556)	(1,176)	(73)	(1,249)
Total interest on investment securities	246	36	282	(2,967)	3,193	226
Short-term federal funds sold and securities purchased under
agreements to resell	1	(5)	(4)	18	(5)	13
Long-term securities purchased under agreements to resell	(1,119)	(1,748)	(2,867)	(1,506)	(3,039)	(4,545)
Interest earning deposits with banks	16	(3)	13	34	2	36
Total interest income	9,101	(7,877)	1,224	16,795	(13,988)	2,807
Interest expense:
Deposits:
Savings	12	24	36	25	25	50
Interest checking and money market	153	(206)	(53)	222	(907)	(685)
Time open & C.D.'s of less than $100,000	(144)	(449)	(593)	(286)	(936)	(1,222)
Time open & C.D.'s of $100,000 and over	215	(367)	(152)	479	(878)	(399)
Total interest on deposits	236	(998)	(762)	440	(2,696)	(2,256)
Federal funds purchased and securities sold under
agreements to repurchase	(105)	98	(7)	(117)	95	(22)
Other borrowings	108	(62)	46	199	(114)	85
Total interest expense	239	(962)	(723)	522	(2,715)	(2,193)
Net interest income, fully taxable equivalent basis	$8,862	$(6,915)	$1,947	$16,273	$(11,273)	$5,000

Net interest income for the second quarter of 2014 was $160.5 million, a $1.0 million increase over the second quarter of 2013. On a tax equivalent (T/E) basis, net interest income totaled $167.9 million in the second quarter of 2014, up $8.1 million over the previous quarter and up $1.9 million over the second quarter of 2013. The increase in net interest income compared to the same quarter last year was mainly due to higher loan volume, partly offset by lower rates earned on loans. The Consumer price index published this quarter increased somewhat, which increased inflation interest on the Company's holdings of U.S. Treasury inflation-protected securities (TIPS) by $2.8 million compared to the same quarter last year. Additionally, premium amortization expense was reduced by $218 thousand this quarter due to an adjustment reflecting slowing prepayment speeds on mortgage-backed securities. Interest and dividends related to sales of private equity investments totaled $1.9 million in the second quarter of 2014 and $2.6 million in the second quarter of 2013. The increase in net interest income compared to the first quarter of 2014 was mainly the result of higher rates earned on investment securities (mainly TIPS inflation interest and private equity dividends), coupled with higher average balances in both loans and securities. The Company's net interest rate margin was 3.13% in the second quarter of 2014, compared to 3.03% in the first quarter of 2014 and 3.21% in the second quarter of 2013.
Total interest income (T/E) increased $1.2 million over the second quarter of 2013. Interest income on loans increased $3.9 million due to an 11.0% increase in average loan balances, partly offset by a 29 basis point decrease in average rates earned. The higher balances contributed $10.0 million to interest income and occurred mainly in business, consumer and personal real estate loans. The overall average rate earned on total loans declined to 4.05% during the current quarter compared to 4.34% in the second quarter of 2013, which resulted in a $6.2 million decrease in interest income. Most of the rate impact occurred in business, consumer, business real estate and personal real estate loans. The average rate earned on business real estate loans decreased 28 basis points, while average balances grew $76.0 million. The average yield on personal real estate loans declined 17 basis points, while the average balance increased $125.7 million, or 7.5%. Average business loans increased $688.0 million, or 21.1%, which was offset by a decline of 22 basis points in rates earned. Average consumer loans increased $171.3 million, or 12.0%, while the average yield fell 45 basis points. Most of the increase in consumer loan balances resulted from growth of $165.7 million in auto loans and $39.7 million in fixed-rate home equity loans. This growth was partly offset by a decrease of $69.2 million in marine and RV loans, as that portfolio continues to pay down. Average consumer credit card loans increased $4.7 million compared to the second quarter of 2013, and the average rate earned on these balances increased to 11.42% from 11.20%.
Interest income on investment securities (T/E) was $58.5 million during the second quarter of 2014, which was a $282 thousand increase over the second quarter of last year. Total average balances (excluding fair value adjustments) declined $106.5 million compared to the same quarter last year. Mortgage and asset-backed securities decreased $531.4 million, which was partly offset by growth in government sponsored enterprise obligations (up $350.5 million), TIPS (up $93.9 million) and municipal obligations (up $31.1 million). The overall average rate earned was 2.56% in the current quarter compared to 2.52% during the second quarter of 2013. This rate increase included a $2.8 million increase in inflation interest on TIPS.
Interest income on long-term securities purchased under agreements to resell decreased $2.9 million from the second quarter of 2013, due to declines in both volumes and average rates earned.
The average tax equivalent yield on total interest earning assets was 3.26% in the second quarter of 2014 compared to 3.36% in the second quarter of 2013.
Total interest expense decreased $723 thousand compared to the second quarter of 2013, mainly due to lower rates paid on interest bearing deposits. The decrease in interest expense on deposits resulted primarily from a 10 basis point decline in the average rate paid on certificates of deposit, coupled with a slight decline in money market deposit rates. Total average interest bearing deposits increased $487.7 million, or 4.0%, over the second quarter of 2013, as money market account balances increased $521.1 million, while certificate of deposit balances decreased $113.1 million. The overall average rate incurred on all interest bearing liabilities decreased to .20% in the second quarter of 2014 compared to .23% in the second quarter of 2013.
Net interest income (T/E) for the first six months of 2014 was $327.7 million compared to $322.7 million for the same period in 2013. For the first six months of 2014, the net interest rate margin was 3.08% compared to 3.14% for the first six months of 2013.
Total interest income (T/E) for the first six months of 2014 increased $2.8 million over the same period last year, due to higher loan balances, partly offset by lower rates earned on loans. Loan interest income (T/E) rose $7.3 million due to a $1.2 billion, or 11.7%, increase in total average loan balances, partly offset by a 33 basis point decline in the average rate earned. In addition, interest income on investment securities (T/E) increased slightly as average rates rose 8 basis points (including an increase of $5.2 million in TIPS interest), partly offset by a 3.2% decline in average balances. Interest income on long-term resell agreements fell $4.5 million due to declines in both average balances and rates earned.
Total interest expense for the first six months of 2014 declined $2.2 million compared to last year, mainly due to lower rates paid on interest bearing deposits. Interest expense on certificates of deposit declined $1.6 million, resulting mainly from a decline of 11 basis points in the average rate paid. In addition, interest expense on money market deposits decreased $725 thousand, as the average rate paid on these deposits declined 3 basis points. The overage cost of total interest bearing liabilities decreased to .20% compared to .24% in the same period in the prior year.
Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2014	2013	% change	2014	2013	% change
Bank card transaction fees	$44,444	$40,700	9.2%	$86,161	$79,250	8.7%
Trust fees	27,765	25,734	7.9	54,338	50,903	6.7
Deposit account charges and other fees	19,709	19,602.5		38,299	38,314	—
Capital market fees	3,246	3,305	(1.8)	7,116	7,696	(7.5)
Consumer brokerage services	2,972	2,853	4.2	5,719	5,539	3.2
Loan fees and sales	1,211	1,314	(7.8)	2,420	2,787	(13.2)
Other	9,416	9,168	2.7	17,337	18,064	(4.0)
Total non-interest income	$108,763	$102,676	5.9%	$211,390	$202,553	4.4%
Non-interest income as a % of total revenue*	40.4%	39.2%		40.3%	39.5%
* Total revenue includes net interest income and non-interest income.

For the second quarter of 2014, total non-interest income amounted to $108.8 million compared with $102.7 million in the same quarter last year, which was an increase of $6.1 million, or 5.9%. Bank card fees for the current quarter increased $3.7 million, or 9.2%, over the second quarter of last year, as a result of a 16.5% increase in corporate card fees, which totaled $22.4 million this quarter. Debit card fees also grew by 6.5% and totaled $9.6 million this quarter, while credit card fees grew 3.7% and totaled $6.1 million. Trust fees for the quarter increased $2.0 million, or 7.9%, over the same quarter last year, resulting mainly from continued growth in personal (up 7.9%) and institutional (up 10.3%) trust fees. Deposit account fees grew slightly compared to last year, mostly from account service charges, while fees from corporate cash management and overdraft services were flat. Capital market fees decreased slightly to $3.2 million in the current quarter as a result of lower sales. Consumer brokerage services revenue increased 4.2% due to growth in advisory and fixed annuity fees, while loan fees and sales revenue declined slightly mainly due to lower loan commitment fees. Other non-interest income increased $248 thousand over the same quarter last year due to higher leasing revenue and swap fees, mostly offset by a decline in revenue from sales of tax credits.

Non-interest income for the first six months of 2014 was $211.4 million compared to $202.6 million in the first six months of 2013, resulting in an increase of $8.8 million, or 4.4%. Bank card fees increased $6.9 million, or 8.7%, as a result of growth in corporate card fees of $5.6 million, or 14.7%. In addition, debit card fees increased $1.1 million, or 6.2%, while credit card fees increased by 2.8%. Trust fee income increased $3.4 million, or 6.7%, as a result of growth in both personal and institutional trust fees. Deposit account fees were flat due to lower overdraft fees, which was mostly offset by higher account service charges. Capital market fees decreased $580 thousand, or 7.5%, due to lower sales volumes, while loan fees and sales decreased $367 thousand, or 13.2%, due to lower loan commitment fees. Consumer brokerage services revenue increased 3.2% mainly due to higher advisory and fixed annuity fees. Other non-interest income decreased by $727 thousand, or 4.0%, which included a $1.4 million reduction due to fair value adjustments and lower gains on bank properties sold or held for sale during the periods. In addition, lower revenue from sales of tax credits was recorded in the current year. These decreases were partly offset by higher leasing revenue and swap fees.

Investment Securities Gains (Losses), Net

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Available for sale:
Common stock	$1,570	$1,375	$1,570	$1,375
U.S. government bonds	—	—	(5,197)	—
OTTI losses on non-agency mortgage-backed bonds	(631)	(488)	(977)	(930)
Non-marketable:
Private equity investments	(3,497)	(2,455)	12,083	(4,178)
Total investment securities gains (losses), net	$(2,558)	$(1,568)	$7,479	$(3,733)

Net gains and losses on investment securities which were recognized in earnings during the three months and six months ended June 30, 2014 and 2013 are shown in the table above. Net securities losses amounted to $2.6 million in the second quarter of 2014, while net securities gains of $7.5 million were recorded in the first six months of 2014. Included in these net gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $62.0 million at June 30, 2014. During the current quarter, additional credit-related impairment losses of $631 thousand were recorded, bringing the total losses for the first six months of 2014 to $977 thousand. Also shown above are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. Net gains during the first six months of 2014 included $19.5 million related to the sale of an investment which had been held by the Company for many years, partly offset by fair value losses on other investments in this portfolio. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $1.3 million and $855 thousand during the first six months of 2014 and 2013, respectively. During 2014, the Company also sold $36.2 million of U.S. Treasury inflation-protected bonds, realizing a loss of $5.2 million, and recorded a $1.6 million gain upon the donation of appreciated common stock.

Non-Interest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in thousands)	2014	2013	% change	2014	2013	% change
Salaries and employee benefits	$94,849	$89,569	5.9%	$189,112	$180,450	4.8%
Net occupancy	11,151	11,234	(.7)	22,767	22,469	1.3
Equipment	4,525	4,680	(3.3)	9,029	9,363	(3.6)
Supplies and communication	5,486	5,797	(5.4)	11,185	11,386	(1.8)
Data processing and software	19,578	19,584	—	38,665	38,535.3
Marketing	3,949	4,048	(2.4)	7,630	7,407	3.0
Deposit insurance	2,892	2,790	3.7	5,786	5,557	4.1
Other	20,501	19,264	6.4	41,097	36,836	11.6
Total non-interest expense	$162,931	$156,966	3.8%	$325,271	$312,003	4.3%

Non-interest expense for the second quarter of 2014 amounted to $162.9 million, an increase of $6.0 million, or 3.8%, compared with $157.0 million in the second quarter of last year. Non-interest expense in the current quarter included expenses related to Summit Bancshares (acquired in September 2013) totaling $1.3 million which were not present in the same quarter last year. Salaries expense increased $3.2 million, or 4.2%, mainly due to an increase in full-time salary costs of $2.6 million, or 4.3%, coupled with growth in equity compensation costs. Exclusive of salaries costs for Summit Bancshares of $745 thousand, salaries expense grew 3.2%. Benefits expense grew $2.1 million mainly due to higher medical costs which the Company self-insures. Growth in salaries and benefits expense resulted partly from staffing additions mainly in the areas of commercial banking, wealth, commercial card, and information technology. Full-time equivalent employees totaled 4,733 at June 30, 2014 compared to 4,720 at June 30, 2013. Compared to the second quarter of last year, occupancy expense declined slightly, while equipment and supplies and communication expense declined 3.3% and 5.4%, respectively. Data processing and software costs remained virtually unchanged from the previous year's levels. Other non-interest expense increased $1.2 million compared to the previous year and included an increase in credit card rewards costs of $807 thousand coupled with higher depreciation on operating leases, legal costs, and foreclosed real estate expense. These increases were partly offset by operating loss recoveries of $1.0 million realized in the current quarter and the non-recurrence of an $898 thousand provision recorded on a letter of credit exposure in the second quarter of last year. The current quarter also included contribution expense of $1.7 million related to the donation of appreciated securities (as mentioned above) compared to a similar contribution of $1.5 million in the same quarter last year.

For the first six months of 2014, non-interest expense amounted to $325.3 million, an increase of $13.3 million, or 4.3%, compared with $312.0 million in the same period last year. Salaries and benefits expense increased by $8.7 million, or 4.8%, mainly due to higher full-time salaries and medical expense. Occupancy expense increased $298 thousand, or 1.3%, due to lower rent income, while equipment expense declined $334 thousand, or 3.6%, as a result of lower depreciation expense. Supplies and communication expense declined $201 thousand, or 1.8%, and marketing expense was higher by $223 thousand, or 3.0%, due to lower spending levels last year. Data processing and software expense increased $130 thousand, or .3%, mainly due to higher data processing costs and online subscription services, offset by lower software expense. Other non-interest expense increased $4.3 million, or 11.6%, over the prior period, resulting from increases in bank card rewards costs of $885 thousand and foreclosed real estate expense of $1.8 million. In addition, higher costs were reported for legal fees and operating lease depreciation, coupled with lower deferred origination costs. These increases were partly offset by the letter of credit provision mentioned previously, which totaled $1.9 million during the first six months of 2013.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended June 30
(In thousands)	June 30, 2014	Mar. 31, 2014	June 30, 2013	2014	2013
Provision for loan losses	$7,555	$9,660	$7,379	$17,215	$10,664
Net loan charge-offs (recoveries):
Commercial:
Business	381	(106)	(87)	275	(137)
Real estate-construction and land	(978)	55	(744)	(923)	(1,276)
Real estate-business	36	426	1,253	462	1,149
Personal Banking:
Real estate-personal	176	6	172	182	545
Consumer	1,689	2,505	1,452	4,194	3,161
Revolving home equity	(351)	113	156	(238)	295
Consumer credit card	6,291	6,447	6,935	12,738	12,983
Overdrafts	311	214	242	525	444
Total net loan charge-offs	$7,555	$9,660	$9,379	$17,215	$17,164

	Three Months Ended			Six Months Ended June 30
	June 30, 2014	Mar. 31, 2014	June 30, 2013	2014	2013
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	.04%	(.01)%	(.01)%	.01%	(.01)%
Real estate-construction and land	(.91)	.05	(.80)	(.44)	(.71)
Real estate-business	.01	.07	.23	.04	.10
Personal Banking:
Real estate-personal	.04	—	.04	.02	.07
Consumer	.42	.66	.41	.54	.46
Revolving home equity	(.34)	.11	.15	(.11)	.14
Consumer credit card	3.38	3.45	3.75	3.42	3.50
Overdrafts	26.72	15.99	15.24	20.98	15.20
Total annualized net loan charge-offs	.27%	.35%	.37%	.31%	.35%
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

Net loan charge-offs in the second quarter of 2014 amounted to $7.6 million, compared with $9.7 million in the prior quarter and $9.4 million in the second quarter of last year. The decrease in net loan charge-offs compared to the previous quarter was due to declines of $1.0 million, $816 thousand, and $390 thousand in net charge-offs on construction, consumer, and business real estate loans, respectively. Additionally, revolving home equity loan net charge-offs decreased $464 thousand, and consumer credit card loans decreased $156 thousand. These decreases were partially offset by higher net charge-offs in business loans, which increased $487 thousand.

For the three months ended June 30, 2014, the ratio of annualized total net loan charge-offs to total average loans was .27%, compared to .35% in the previous quarter and .37% in the same quarter last year. For the second quarter of 2014, annualized net charge-offs on average consumer credit card loans amounted to 3.38%, compared with 3.45% in the previous quarter and 3.75% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .42% of average consumer loans, compared to .66% in the previous quarter and .41% in the same quarter last year.

The provision for loan losses for the current quarter totaled $7.6 million and matched net loan-charge-offs for the quarter. Compared to the previous quarter, the provision for loan losses for the second quarter of 2014 decreased $2.1 million but increased slightly over the second quarter of 2013.

For the six months ended June 30, 2014, net loan charge-offs totaled $17.2 million compared to net loan charge-offs of $17.2 million for the first six months in 2013.  Net loan charge-offs for both commercial and personal banking loans changed little between both periods, driven by lower loan losses and recoveries in both loan categories.  The provision recorded in the first six months of 2014 was $6.6 million higher than in the same period last year, which saw a reduction in the allowance, as net charge-offs exceeded the provision by $6.5 million.  At June 30, 2014, the allowance for loan losses amounted to $161.5 million and was 1.41% of total loans and 373% of total non-accrual loans.

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

(Dollars in thousands)	June 30, 2014	December 31, 2013
Non-accrual loans	$43,260	$48,814
Foreclosed real estate	8,445	6,625
Total non-performing assets	$51,705	$55,439
Non-performing assets as a percentage of total loans	.45%	.51%
Non-performing assets as a percentage of total assets	.22%	.24%
Total loans past due 90 days and still accruing interest	$11,629	$13,966

Non-accrual loans, which are also classified as impaired, totaled $43.3 million at June 30, 2014 and decreased $5.6 million from December 31, 2013. The decline from December 31, 2013 occurred mainly in business real estate, revolving home equity, and construction and land non-accrual loans, which decreased $3.3 million, $2.2 million, and $2.0 million, respectively. Business n on-accrual loans also decreased $499 thousand. These declines in non-accrual loans were partially offset by an increase of $1.6 million in consumer non-accrual loans during the first six months of 2014. At June 30, 2014, non-accrual loans were comprised mainly of business real estate (38.1%), business (25.6%), and construction and land (19.0%) loans. Foreclosed real estate totaled $8.4 million at June 30, 2014, an increase of $1.8 million when compared to December 31, 2013. Total loans past due 90 days or more and still accruing interest were $11.6 million as of June 30, 2014, a decrease of $2.3 million when compared to December 31, 2013. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $110.1 million at June 30, 2014 compared with $98.3 million at December 31, 2013, resulting in an increase of $11.7 million, or 11.9%. The change in potential problem loans was largely comprised of increases of $14.5 million in business loans and $5.2 million in business real estate loans partly offset by a decrease of $7.7 million in construction and land loans.

(In thousands)	June 30, 2014	December 31, 2013
Potential problem loans:
Business	$38,217	$23,691
Real estate – construction and land	14,079	21,812
Real estate – business	55,506	50,349
Real estate – personal	2,273	2,486
Total potential problem loans	$110,075	$98,338

At June 30, 2014, the Company had $82.3 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 3 to the consolidated financial statements. This balance includes certain commercial loans totaling $42.1 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.9% of total loans outstanding at June 30, 2014.

(Dollars in thousands)	June 30, 2014	% of Total	% of Total Loans	December 31, 2013	% of Total	% of Total Loans
Residential land and land development	$78,584	17.8%	.7%	$79,273	19.5%	.7%
Residential construction	109,003	24.6	1.0	86,043	21.2	.8
Commercial land and land development	69,886	15.8	.6	77,444	19.1	.7
Commercial construction	184,620	41.8	1.6	163,437	40.2	1.5
Total real estate - construction and land loans	$442,093	100.0%	3.9%	$406,197	100.0%	3.7%

Real Estate – Business Loans

Total business real estate loans were $2.3 billion at June 30, 2014 and comprised 19.9% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At June 30, 2014, 46.0% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	June 30, 2014	% of Total	% of Total Loans	December 31, 2013	% of Total	% of Total Loans
Owner-occupied	$1,047,606	46.0%	9.1%	$1,074,074	46.4%	9.8%
Retail	273,974	12.0	2.4	271,228	11.7	2.5
Office	263,175	11.6	2.3	265,352	11.5	2.4
Multi-family	183,193	8.0	1.6	178,524	7.7	1.6
Hotels	150,464	6.6	1.3	151,483	6.5	1.4
Farm	135,996	6.0	1.2	138,842	6.0	1.3
Industrial	86,445	3.8	.8	89,045	3.9	.8
Other	137,045	6.0	1.2	145,002	6.3	1.3
Total real estate - business loans	$2,277,898	100.0%	19.9%	$2,313,550	100.0%	21.1%

Real Estate – Personal Loans

The Company's $1.8 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 45, recent loss rates have remained low, and at June 30, 2014, loans past due over 30 days decreased $521 thousand and non-accrual loans declined $777 thousand compared to December 31, 2013. Also, as shown in Note 3, only 5.2% of this portfolio has FICO scores of less than 660. Approximately $16.8 million of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At June 30, 2014, loans with no mortgage insurance and an original LTV higher than 80% totaled $146.6 million compared to $146.1 million at December 31, 2013.

Revolving Home Equity Loans

The Company has $423.6 million in revolving home equity loans at June 30, 2014 that are generally collateralized by residential real estate. Most of these loans (93.3%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of June 30, 2014, the outstanding principal of loans with an original LTV higher than 80% was $52.5 million, or 12.4% of the portfolio, compared to $54.4 million as of December 31, 2013. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $2.4 million at June 30, 2014 compared to $4.0 million at December 31, 2013.  The weighted average FICO score for the total current portfolio balance is 766. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2014 through 2016, approximately 40% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 82% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $288.4 million and $284.9 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, $76.9 million of this portfolio had an LTV higher than 80% compared to a balance of $72.9 million at the end of 2013.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 2% of the outstanding balance of fixed rate home equity loans at June 30, 2014. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $2.4 million in new fixed rate home equity loans were written with these LTV ratios during the first six months of 2014.

Management does not believe these loans collateralized by real estate (personal real estate, fixed rate home equity, and revolving home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs on these loans in the first six months of 2014 of $182 thousand and $668 thousand and a net recovery of $238 thousand, respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles, marine and RVs. Outstanding balances for these loans were $1.1 billion at June 30, 2014 and $1.0 billion at December 31, 2013. The balances over 30 days past due amounted to $12.1 million at June 30, 2014 compared to $14.4 million at the end of 2013 and comprised 1.1% and 1.4% of the outstanding balances of these loans at June 30, 2014 and December 31, 2013, respectively. For the six months ended June 30, 2014, $314.3 million of new automobile loans were originated, compared to $507.7 million during the full year of 2013.  The Company has curtailed new marine and RV loans since 2008, and at June 30, 2014, outstanding balances totaled $220.4 million. The loss ratios experienced for marine and RV loans have been higher than other consumer loan products in recent years, and the annualized ratios were 1.1% and 1.0% in the first six months of 2014 and 2013, respectively. However, the net charge-offs have declined from $1.6 million in the first six months of 2013 to $1.3 million during the same period in the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at June 30, 2014 of $760.3 million in consumer credit card loans outstanding, approximately $162.0 million, or 21.3%, carried a low promotional rate. Within the next six months, $47.4 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $532.2 million at June 30, 2014, compared to $406.3 million at December 31, 2013. Additional unfunded commitments at June 30, 2014 totaled $1.1 billion.

Income Taxes

Income tax expense was $30.3 million in the second quarter of 2014, compared to $29.6 million in the first quarter of 2014 and $30.2 million in the second quarter of 2013. The Company's effective tax rate, including the effect of non-controlling interest, was 31.3% in the second quarter of 2014, compared to 31.5% in the first quarter of 2014 and 31.4% in the second quarter of 2013. Income tax expense for the first six months of 2014 was $59.9 million, compared to $59.1 million for the same period during the previous year, resulting in effective tax rates of 31.4% and 31.8%, respectively. The decrease in the effective tax rate for the six months ended as of June 30, 2014 compared to the same period in 2013 was primarily due to lower state and local income taxes.

Financial Condition

Balance Sheet

Total assets of the Company were $23.0 billion at June 30, 2014 and $23.1 billion at December 31, 2013. Earning assets (excluding fair value adjustments on investment securities) amounted to $21.7 billion at June 30, 2014, compared to $21.9 billion at December 31, 2013, and consisted of 53% in loans and 43% in investment securities.

At June 30, 2014, total loans increased $503.2 million, or 4.6%, compared with balances at December 31, 2013. On an overall basis, the largest contributions to loan growth occurred in business and consumer loans, which increased $379.9 million and $125.1 million, respectively, over year end balances. The increase in business loans mainly resulted from growth in commercial and industrial loans and leasing activities. Consumer demand for automobile loans remained strong during the period as outstanding balances grew by $122.3 million. However, marine and RV loans, also included in the consumer loan portfolio, continued to run off during the period by $32.7 million. Construction and personal real estate loans grew $35.9 million and $31.6 million, respectively, over year end balances, while declines occurred in business real estate loans (down $35.7 million) and consumer credit card loans (down $35.9 million).

Available for sale investment securities, excluding fair value adjustments, increased by $247.4 million at June 30, 2014 compared to December 31, 2013. Purchases during this period totaled $1.2 billion, offset by maturities, sales and paydowns of $957.7 million. The largest increase in outstanding balances occurred in municipal obligations, which increased by $157.9 million. Additionally, asset-backed securities increased $67.2 million and mortgage-backed securities increased $35.7 million. At June 30, 2014, the duration of the investment portfolio was 2.7 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months.

Deposits at June 30, 2014 totaled $18.9 billion and decreased $107.5 million compared to December 31, 2013. Non-interest bearing deposits decreased $337.5 million, or 5.0%, mainly in business demand deposits, and money market accounts decreased $196.6 million, or 3.1%. These decreases were offset by increases of $294.2 million, or 24.4% in certificates of deposit over $100,000 and $112.9 million, or 3.7%, in interest checking accounts.

Total borrowings were $1.3 billion at June 30, 2014 compared to $1.5 billion at December 31, 2013. Short-term borrowings of federal funds purchased and customer repurchase agreements totaled $954.3 million at June 30, 2014, a decline of $42.2 million from balances of $996.6 million at December 31, 2013. The overall decrease in these balances was due to a decline of $193.1 million in customer repurchase agreements, partly offset by an increase in federal funds purchased of $150.9 million. Borrowings of long-term structured repurchase agreements declined $150.0 million during the period due to maturities.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (resell agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Liquid assets:
Available for sale investment securities	$9,282,640	$9,115,116	$8,915,680
Federal funds sold	29,490	19,525	43,845
Long-term securities purchased under agreements to resell	950,000	950,000	1,150,000
Balances at the Federal Reserve Bank	18,877	198,417	707,249
Total	$10,281,007	$10,283,058	$10,816,774

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $29.5 million as of June 30, 2014. Long-term resell agreements, maturing in 2015 through 2017, totaled $950.0 million at June 30, 2014. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $1.0 billion in fair value at June 30, 2014. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $18.9 million at June 30, 2014. The fair value of the available for sale investment portfolio was $9.3 billion at June 30, 2014 and included an unrealized net gain in fair value of $160.7 million. The total net unrealized gain included net gains of $86.9 million on mortgage and asset-backed securities and $41.8 million on common stock held by the Parent. Net gains of $21.2 million on U.S. government securities and $21.2 million on state and municipal obligations were offset by net losses of $8.7 million on government-sponsored enterprise obligations.

Approximately $1.6 billion of the available for sale investment portfolio is expected to mature or pay down during the next 12 months, and these funds offer substantial resources to meet new loan demand or help offset reductions in the Company's deposit funding base. The Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, letters of credit issued by the FHLB, and borrowing capacity at the Federal Reserve Bank. Total investment securities pledged for these purposes were as follows:

(In thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$479,319	$495,526	$505,690
FHLB borrowings and letters of credit	51,378	54,668	58,445
Securities sold under agreements to repurchase	2,441,074	2,251,659	2,814,597
Other deposits and swaps	2,149,494	1,987,944	1,646,562
Total pledged securities	5,121,265	4,789,797	5,025,294
Unpledged and available for pledging	2,437,590	2,752,224	2,339,549
Ineligible for pledging	1,723,785	1,573,095	1,550,837
Total available for sale securities, at fair value	$9,282,640	$9,115,116	$8,915,680

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At June 30, 2014, such deposits totaled $16.5 billion and represented 87.1% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.5 billion at June 30, 2014. These accounts are normally considered more volatile and higher costing and comprised 7.9% of total deposits at June 30, 2014.

(In thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Core deposit base:
Non-interest bearing	$6,413,161	$6,552,085	$6,750,674
Interest checking	992,178	874,125	1,113,110
Savings and money market	9,093,282	9,454,787	8,995,126
Total	$16,498,621	$16,880,997	$16,858,910

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Borrowings:
Federal funds purchased	$175,645	$8,940	$24,795
Securities sold under agreements to repurchase	978,678	918,212	1,321,763
FHLB advances	105,096	105,114	105,310
Total	$1,259,419	$1,032,266	$1,451,868

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of both non-insured customer funds totaling $778.7 million, which generally mature overnight, and structured repurchase agreements of $200.0 million. The structured repurchase agreements have variable rates and mature in August 2014. The Company also borrows on a secured basis through advances from the FHLB, which totaled $105.1 million at June 30, 2014. These advances have fixed interest rates, and most mature in 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at June 30, 2014:

	June 30, 2014
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,349,638	$1,256,054	$3,605,692
Advances outstanding	(105,096)	—	(105,096)
Letters of credit issued	(93,565)	—	(93,565)
Available for future advances	$2,150,977	$1,256,054	$3,407,031

In addition to those mentioned above, several other sources of liquidity are available. The Bank has strong issuer ratings from Standard & Poor's and Moody's of A and Aa3, respectively. Additionally, the Parent's sound commercial paper rating of P-1 from Moody's would help ensure the ready marketability of its commercial paper, should the need arise. No commercial paper has been issued or outstanding during the past ten years. The Company has no subordinated debt or hybrid instruments which could affect future borrowing capacity. Because of its lack of significant long-term debt, the Company believes that it could generate additional liquidity through its Capital Markets Group from sources such as jumbo certificates of deposit or privately placed corporate debt. The Company issued $150.0 million in liquidation value of preferred stock in June 2014, which funded a $200.0 million accelerated repurchase program of its common stock. These transactions are discussed in Note 8 to the consolidated financial statements.

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $704.6 million during the first six months of 2014, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $208.9 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $538.3 million. These activities included $1.2 billion in purchases of investment securities, offset by $992.0 million in sales, maturities and pay downs, and a net increase in loans of $520.8 million. Repayments of long-term securities purchased under agreements to resell, net of purchases, provided cash of $200.0 million. Financing activities used cash of $375.2 million, resulting partially from repayments of long-term securities sold under agreements to repurchase in the amount of $150.0 million and cash dividends paid of $42.9 million. Additionally, the Company received net proceeds of $144.8 million from the issuance of preferred stock and entered into an accelerated stock repurchase agreement during the period, resulting in a net outflow of $55.2 million. Other treasury stock purchases totaled $69.0 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under federal banking regulations. Information about the Company’s risk-based capital is shown below:

(Dollars in thousands)	June 30, 2014	December 31, 2013	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$15,214,059	$14,660,536
Tier I risk-based capital	2,037,526	2,061,761
Total risk-based capital	2,218,922	2,239,636
Tier I risk-based capital ratio	13.39%	14.06%	6.00%
Total risk-based capital ratio	14.58%	15.28%	10.00%
Tier I leverage ratio	9.12%	9.43%	5.00%

The Company must comply with new capital requirements mandated by U.S. Basel III regulatory reforms, effective January 1, 2015. These changes generally require that banks maintain higher capital levels than under the current requirements. The Company continues to monitor and evaluate the impact of the new requirements, and believes that the Company would remain "well-capitalized" under the new rules.
The Company maintains a treasury stock buyback program, and at a June 2014 meeting, the Board of Directors approved the purchase of additional shares, bringing the total shares authorized for future purchase to 5,000,000 shares. During the quarter ended June 30, 2014, the Company purchased 4,159,713 shares of stock at an average cost of $45.22 per share. Of this amount, 1,104,279 shares were repurchased under the Company's normal treasury repurchase program and the remainder under the accelerated share repurchase program mentioned previously. At June 30, 2014, 1,944,223 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in both the first and second quarters of 2014, which was a 5% increase compared to its 2013 fourth quarter dividend.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at June 30, 2014 totaled $8.3 billion (including approximately $3.8 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $340.1 million and $7.4 million, respectively, at June 30, 2014. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.4 million at June 30, 2014.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first six months of 2014, purchases and sales of tax credits amounted to $20.2 million and $23.7 million, respectively. At June 30, 2014, outstanding purchase commitments totaled $186.3 million.

Other contingencies related to lawsuits are discussed in Note 16 to the consolidated financial statements.

Segment Results

The table below is a summary of segment pre-tax income results for the first six months of 2014 and 2013.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Six Months Ended June 30, 2014
Net interest income	$134,594	$142,534	$19,930	$297,058	$16,501	$313,559
Provision for loan losses	(17,543)	(60)	492	(17,111)	(104)	(17,215)
Non-interest income	54,355	94,659	61,486	210,500	890	211,390
Investment securities gains, net	—	—	—	—	7,479	7,479
Non-interest expense	(133,790)	(122,992)	(48,684)	(305,466)	(19,805)	(325,271)
Income before income taxes	$37,616	$114,141	$33,224	$184,981	$4,961	$189,942
Six Months Ended June 30, 2013
Net interest income	$134,115	$136,112	$20,112	$290,339	$19,462	$309,801
Provision for loan losses	(16,881)	(128)	(140)	(17,149)	6,485	(10,664)
Non-interest income	54,884	89,611	58,579	203,074	(521)	202,553
Investment securities losses, net	—	—	—	—	(3,733)	(3,733)
Non-interest expense	(136,865)	(117,992)	(47,957)	(302,814)	(9,189)	(312,003)
Income before income taxes	$35,253	$107,603	$30,594	$173,450	$12,504	$185,954
Increase (decrease) in income before income taxes:
Amount	$2,363	$6,538	$2,630	$11,531	$(7,543)	$3,988
Percent	6.7%	6.1%	8.6%	6.6%	(60.3)%	2.1%

Consumer

For the six months ended June 30, 2014, income before income taxes for the Consumer segment increased $2.4 million, or 6.7%, compared to the first six months of 2013. This increase was mainly due to growth of $479 thousand in net interest income and a decline in non-interest expense of $3.1 million, or 2.2%. These increases to income were partly offset by an increase of $662 thousand in the provision for loan losses and a decrease of $529 thousand, or 1.0%, in non-interest income. Net interest income increased due to a $1.9 million decrease in deposit interest expense, partly offset by a $1.3 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income decreased mainly due to a decline in mortgage banking revenue, partly offset by growth in bank card fees (mainly debit card and credit card). Non-interest expense decreased from the same period in the previous year due to lower processing costs (mainly deposit account processing), salaries and benefits expense (mainly full-time salaries and incentives) and credit card fraud losses. The provision for loan losses totaled $17.5 million, a $662 thousand increase over the first six months of 2013, which was mainly due to higher losses on fixed rate home equity and other consumer loans.

Commercial

For the six months ended June 30, 2014, income before income taxes for the Commercial segment increased $6.5 million, or 6.1%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $6.4 million, or 4.7%, due to growth of $5.8 million in loan interest income. The provision for loan losses decreased slightly from the same period last year, as business real estate loan net charge-offs were lower by $688 thousand, while business and construction and land loan net charge-offs were higher by $461 thousand and $353 thousand, respectively. Non-interest income increased by $5.0 million, or 5.6%, over the previous year due to growth in bank card fees (mainly corporate card), operating lease income, and swap fees. Non-interest expense increased $5.0 million, or 4.2%, over the previous year, mainly due to higher full-time salary costs, foreclosed property expense, and corporate management expense. These increases were partly offset by lower processing costs (mainly in deposit account cash management costs) and the non-recurrence of a letter of credit loss provision recorded in 2013.

Wealth

Wealth segment pre-tax profitability for the six months ended June 30, 2014 increased $2.6 million, or 8.6%, over the same period in the previous year. Net interest income decreased slightly, mainly due to a $1.1 million decline in net allocated funding credits, party offset by a $510 thousand decline in deposit interest expense and a $442 thousand increase in loan interest income. Non-interest income increased $2.9 million, or 5.0%, over the prior year due to higher personal and institutional trust fees. Non-interest expense increased $727 thousand, or 1.5%, mainly due to higher full-time salary costs, partly offset by operating recoveries. The provision for loan losses decreased $632 thousand, mainly due to lower losses on revolving home equity loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $7.5 million. This decrease was partly due to higher unallocated non-interest expense of $10.6 million. In addition, the unallocated loan loss provision increased $6.6 million, due to last year's excess of total net charge-offs over total provision. Partly offsetting these effects were higher unallocated securities net gains of $11.2 million.

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

In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations is also required on January 1, 2015. Management believes that as of June 30, 2014, the Company's capital levels would remain "well-capitalized" under the new rules.

In December 2013, the Volcker Rule of the Dodd-Frank Act was approved by all five of the necessary financial regulatory agencies, and became effective on April 1, 2014. The rule places trading restrictions on financial institutions and separates investment banking, private equity and proprietary trading (hedge fund) sections of financial institutions from their consumer lending arms. Key provisions restrict banks from simultaneously entering into advisory and creditor roles with their clients, such as with private equity firms. The Volcker Rule also restricts financial institutions from investing in and sponsoring certain types of investments, which must be divested by July 21, 2015. The Company does not believe it will be significantly affected by the Volcker Rule provisions.

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

Discontinued Operations and Disposals The FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", in April 2014. The ASU changes the criteria for reporting discontinued operations, limiting this reporting to disposals of components of an entity that represent strategic shifts with major effects on financial results. The ASU requires new disclosures for disposals reported as discontinued operations, and for disposals of significant components that do not qualify for discontinued operations reporting. The amendments are effective for interim and annual periods beginning January 1, 2015 and must be applied prospectively. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

Revenue from Contracts with Customers The FASB issued ASU 2014-09, "Revenue from Contracts with Customers", in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

Transfers and Servicing The FASB issued ASU 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures", in June 2014. The amendments require that repurchase-to-maturity transactions and repurchase agreements that are part of financing arrangements be accounted for as secured borrowings. The amendments also require additional disclosures for certain transfers accounted for as sales. The accounting changes and the disclosures on sales are required to be presented in interim and annual periods beginning January 1, 2015. The ASU also requires disclosures about types of collateral, contractual tenor and potential risks for transactions accounted for as secured borrowings. These disclosures are required in interim and annual periods beginning April 1, 2015. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended June 30, 2014 and 2013

	Second Quarter 2014			Second Quarter 2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,941,572	$28,015	2.85%	$3,253,577	$24,873	3.07%
Real estate — construction and land	431,819	4,053	3.76	373,359	3,667	3.94
Real estate — business	2,292,919	22,088	3.86	2,216,876	22,870	4.14
Real estate — personal	1,790,678	16,979	3.80	1,664,988	16,482	3.97
Consumer	1,602,136	16,922	4.24	1,430,832	16,732	4.69
Revolving home equity	419,581	4,116	3.93	425,762	4,208	3.96
Consumer credit card	746,485	21,259	11.42	741,793	20,709	11.20
Overdrafts	4,669	—	—	6,369	—	—
Total loans	11,229,859	113,432	4.05	10,113,556	109,541	4.34
Loans held for sale	—	—	—	9,003	91	4.05
Investment securities:
U.S. government and federal agency	493,880	8,069	6.55	400,027	5,139	5.15
Government-sponsored enterprise obligations	789,575	3,261	1.66	439,075	1,906	1.74
State and municipal obligations(A)	1,665,275	14,172	3.41	1,634,196	14,716	3.61
Mortgage-backed securities	3,080,464	20,646	2.69	3,272,580	22,607	2.77
Asset-backed securities	2,860,083	6,339.89		3,199,393	7,281.91
Other marketable securities(A)	149,736	903	2.42	188,267	1,396	2.97
Trading securities(A)	18,920	101	2.14	22,355	134	2.40
Non-marketable securities(A)	110,338	4,985	18.12	118,888	5,015	16.92
Total investment securities	9,168,271	58,476	2.56	9,274,781	58,194	2.52
Short-term federal funds sold and securities
purchased under agreements to resell	23,947	24.40		23,429	28.48
Long-term securities purchased
under agreements to resell	968,680	2,943	1.22	1,200,000	5,810	1.94
Interest earning deposits with banks	140,917	88.25		116,510	75.26
Total interest earning assets	21,531,674	174,963	3.26	20,737,279	173,739	3.36
Allowance for loan losses	(160,863)			(167,216)
Unrealized gain on investment securities	122,011			229,102
Cash and due from banks	369,254			365,921
Land, buildings and equipment, net	352,218			358,867
Other assets	381,716			397,392
Total assets	$22,596,010			$21,921,345
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$685,134	204.12		$639,747	168.11
Interest checking and money market	9,488,405	3,154.13		8,932,987	3,207.14
Time open & C.D.'s of less than $100,000	953,789	1,063.45		1,052,574	1,656.63
Time open & C.D.'s of $100,000 and over	1,450,069	1,515.42		1,464,384	1,667.46
Total interest bearing deposits	12,577,397	5,936.19		12,089,692	6,698.22
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,169,322	263.09		1,544,623	270.07
Other borrowings	105,101	875	3.34	103,019	829	3.23
Total borrowings	1,274,423	1,138.36		1,647,642	1,099.27
Total interest bearing liabilities	13,851,820	7,074.20%		13,737,334	7,797.23%
Non-interest bearing deposits	6,231,003			5,768,455
Other liabilities	230,497			228,966
Equity	2,282,690			2,186,590
Total liabilities and equity	$22,596,010			$21,921,345
Net interest margin (T/E)		$167,889			$165,942
Net yield on interest earning assets			3.13%			3.21%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Six Months Ended June 30, 2014 and 2013

	Six Months 2014			Six Months 2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,892,746	$55,451	2.87%	$3,205,354	$49,570	3.12%
Real estate — construction and land	425,757	7,950	3.77	362,526	7,025	3.91
Real estate — business	2,307,980	44,421	3.88	2,223,627	45,823	4.16
Real estate — personal	1,784,659	33,916	3.83	1,632,742	32,586	4.02
Consumer	1,568,000	33,601	4.32	1,387,263	33,384	4.85
Revolving home equity	421,607	8,106	3.88	427,221	8,519	4.02
Consumer credit card	751,924	42,605	11.43	748,443	41,890	11.29
Overdrafts	5,047	—	—	5,890	—	—
Total loans	11,157,720	226,050	4.09	9,993,066	218,797	4.42
Loans held for sale	—	—	—	9,049	176	3.92
Investment securities:
U.S. government and federal agency	495,597	10,160	4.13	399,126	4,556	2.30
Government-sponsored enterprise obligations	782,203	6,431	1.66	453,760	4,052	1.80
State and municipal obligations(A)	1,635,678	28,778	3.55	1,618,716	29,679	3.70
Mortgage-backed securities	3,049,980	41,487	2.74	3,392,807	45,087	2.68
Asset-backed securities	2,857,158	12,636.89		3,203,129	14,643.92
Other marketable securities(A)	151,393	1,848	2.46	190,826	2,926	3.09
Trading securities(A)	19,051	209	2.21	25,027	264	2.13
Non-marketable securities(A)	110,136	6,725	12.31	119,146	6,841	11.58
Total investment securities	9,101,196	108,274	2.40	9,402,537	108,048	2.32
Short-term federal funds sold and securities
purchased under agreements to resell	24,204	50.42		16,095	37.46
Long-term securities purchased
under agreements to resell	1,035,082	7,094	1.38	1,189,227	11,639	1.97
Interest earning deposits with banks	150,961	188.25		123,395	152.25
Total interest earning assets	21,469,163	341,656	3.21	20,733,369	338,849	3.30
Allowance for loan losses	(160,804)			(169,558)
Unrealized gain on investment securities	102,598			242,347
Cash and due from banks	377,059			371,142
Land, buildings and equipment, net	352,043			360,103
Other assets	381,228			386,005
Total assets	$22,521,287			$21,923,408
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$667,312	401.12		$621,795	351.11
Interest checking and money market	9,481,083	6,263.13		9,036,966	6,948.16
Time open & C.D.'s of less than $100,000	964,654	2,183.46		1,060,590	3,405.65
Time open & C.D.'s of $100,000 and over	1,395,243	2,967.43		1,401,020	3,366.48
Total interest bearing deposits	12,508,292	11,814.19		12,120,371	14,070.23
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,189,141	466.08		1,373,670	488.07
Other borrowings	105,144	1,726	3.31	103,173	1,641	3.21
Total borrowings	1,294,285	2,192.34		1,476,843	2,129.29
Total interest bearing liabilities	13,802,577	14,006.20%		13,597,214	16,199.24%
Non-interest bearing deposits	6,234,223			5,848,398
Other liabilities	214,529			297,384
Equity	2,269,958			2,180,412
Total liabilities and equity	$22,521,287			$21,923,408
Net interest margin (T/E)		$327,650			$322,650
Net yield on interest earning assets			3.08%			3.14%
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

	June 30, 2014		March 31, 2014		December 31, 2013
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	($4.1)	(.66)%	$.3	.05%	($5.0)	(.81)%
200 basis points rising	1.1	.18	4.1	.68	1.0	.17
100 basis points rising	4.4	.72	5.7	.93	3.4	.56

Under the above scenarios at June 30, 2014, a gradual increase in interest rates of 100 basis points is expected to increase net interest income from the base calculation by $4.4 million, or .72%, and a rise of 200 basis points is expected to increase net interest income by $1.1 million, or .18%.  Under a 300 basis points rising rate scenario, net interest income would decrease by $4.1 million, or .66%.  Due to the already low interest rate environment, the Company did not model falling rate scenarios. The change in net interest income from the base calculation at June 30, 2014 for the three scenarios shown was lower than projections made at March 31, 2014, largely due to a change in the mix of interest bearing liabilities. Balances of non-maturity deposits, which are less rate-sensitive, declined from the previous quarter's simulation results and were replaced by higher balances of short-term borrowings of federal funds purchased and repurchase agreements, which are generally more rate-sensitive. These changes resulted in a less asset-sensitive risk pattern and declining income projections. As shown in the above scenarios, as rates rise from 100 to 300 basis points, the effect on projected net interest income generally becomes more negative. This occurs because, in the higher rate scenarios, the non-contractual deposits are modeled to become more rate sensitive, resulting in margin compression. Also, these scenarios project deposit run-off which is replaced by higher costing short-term borrowings.
The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising and falling rates and has adopted strategies which minimized impacts to overall interest rate risk.
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
April 1 — 30, 2014	563,550	$43.71	563,550	2,453,861
May 1 — 31, 2014	509,163	$43.35	509,163	1,944,698
June 1 — 30, 2014	3,087,000	$45.80	3,087,000	1,944,223
Total	4,159,713	$45.22	4,159,713	1,944,223

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in June 2014 of 5,000,000 shares, 1,944,223 shares remained available for purchase at June 30, 2014. June purchases include 3,055,434 shares purchased under an accelerated share repurchase program discussed in Note 8 to the consolidated financial statements.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: August 5, 2014

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: August 5, 2014

INDEX TO EXHIBITS

10.1 — Underwriting Agreement, dated June 12, 2014, between the Company and Morgan Stanley & Co. LLC was filed in current report on Form 8-K dated June 16, 2014, and the same is hereby incorporated by reference.

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