Form 10-Q
period 2014-09-30
COMMERCE BANCSHARES INC /MO/
filed 2014-11-06
CIK 22356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________

For the quarterly period ended September 30, 2014

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
Yes ☐     No ☑
As of October 31, 2014, the registrant had outstanding 91,706,371 shares of its $5 par value common stock, registrant’s only class of common stock.

Commerce Bancshares, Inc. and Subsidiaries

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
ASSETS
Loans	$11,445,715	$10,956,836
Allowance for loan losses	(161,532)	(161,532)
Net loans	11,284,183	10,795,304
Investment securities:
Available for sale ($470,111,000 pledged at September 30, 2014 and $687,680,000 at
December 31, 2013 to secure swap and repurchase agreements)	8,878,414	8,915,680
Trading	16,510	19,993
Non-marketable	101,705	107,324
Total investment securities	8,996,629	9,042,997
Federal funds sold and short-term securities purchased under agreements to resell	37,760	43,845
Long-term securities purchased under agreements to resell	900,000	1,150,000
Interest earning deposits with banks	239,429	707,249
Cash and due from banks	445,268	518,420
Land, buildings and equipment, net	357,122	349,654
Goodwill	138,921	138,921
Other intangible assets, net	7,771	9,268
Other assets	294,462	316,378
Total assets	$22,701,545	$23,072,036
LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$6,446,704	$6,750,674
Savings, interest checking and money market	9,977,055	10,108,236
Time open and C.D.'s of less than $100,000	909,246	983,689
Time open and C.D.'s of $100,000 and over	1,253,633	1,204,749
Total deposits	18,586,638	19,047,348
Federal funds purchased and securities sold under agreements to repurchase	1,395,160	1,346,558
Other borrowings	105,077	107,310
Other liabilities	325,801	356,423
Total liabilities	20,412,676	20,857,639
Commerce Bancshares, Inc. stockholders’ equity:
Preferred stock, $1 par value
Authorized 2,000,000 shares; issued 6,000 shares at September 30, 2014	144,784	—
and none at December 31, 2013
Common stock, $5 par value
Authorized 120,000,000 shares at September 30, 2014 and 100,000,000 at December 31, 2013;
issued 96,244,762 shares	481,224	481,224
Capital surplus	1,215,732	1,279,948
Retained earnings	583,490	449,836
Treasury stock of 4,425,997 shares at September 30, 2014
and 235,986 shares at December 31, 2013, at cost	(199,630)	(10,097)
Accumulated other comprehensive income	60,231	9,731
Total Commerce Bancshares, Inc. stockholders' equity	2,285,831	2,210,642
Non-controlling interest	3,038	3,755
Total equity	2,288,869	2,214,397
Total liabilities and equity	$22,701,545	$23,072,036
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2014	2013	2014	2013
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$112,688	$110,587	$334,886	$326,391
Interest and fees on loans held for sale	—	—	—	176
Interest on investment securities	46,338	46,356	144,373	144,548
Interest on federal funds sold and short-term securities purchased under
agreements to resell	30	35	80	72
Interest on long-term securities purchased under agreements to resell	2,684	5,095	9,778	16,734
Interest on deposits with banks	71	71	259	223
Total interest income	161,811	162,144	489,376	488,144
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,400	3,502	10,064	10,801
Time open and C.D.'s of less than $100,000	1,010	1,380	3,193	4,785
Time open and C.D.'s of $100,000 and over	1,518	1,535	4,485	4,901
Interest on federal funds purchased and securities sold under
agreements to repurchase	287	166	753	654
Interest on other borrowings	880	855	2,606	2,496
Total interest expense	7,095	7,438	21,101	23,637
Net interest income	154,716	154,706	468,275	464,507
Provision for loan losses	7,652	4,146	24,867	14,810
Net interest income after provision for loan losses	147,064	150,560	443,408	449,697
NON-INTEREST INCOME
Bank card transaction fees	44,802	43,891	130,963	123,141
Trust fees	28,560	25,318	82,898	76,221
Deposit account charges and other fees	20,161	20,197	58,460	58,511
Capital market fees	2,783	3,242	9,899	10,938
Consumer brokerage services	3,098	2,871	8,817	8,410
Loan fees and sales	1,367	1,553	3,787	4,340
Other	11,515	9,239	28,852	27,303
Total non-interest income	112,286	106,311	323,676	308,864
INVESTMENT SECURITIES GAINS (LOSSES), NET
Change in fair value of other-than-temporarily impaired securities	(770)	(588)	(1,618)	508
Portion recognized in other comprehensive income	399	258	270	(1,768)
Net impairment losses recognized in earnings	(371)	(330)	(1,348)	(1,260)
Realized gains (losses) on sales and fair value adjustments	3,366	980	11,822	(1,823)
Investment securities gains (losses), net	2,995	650	10,474	(3,083)
NON-INTEREST EXPENSE
Salaries and employee benefits	95,462	91,405	284,574	271,855
Net occupancy	11,585	11,332	34,352	33,801
Equipment	4,593	4,465	13,622	13,828
Supplies and communication	5,302	5,449	16,487	16,835
Data processing and software	19,968	19,987	58,633	58,522
Marketing	4,074	3,848	11,704	11,255
Deposit insurance	2,899	2,796	8,685	8,353
Other	18,303	17,030	59,400	53,866
Total non-interest expense	162,186	156,312	487,457	468,315
Income before income taxes	100,159	101,209	290,101	287,163
Less income taxes	31,138	32,764	91,059	91,871
Net income	69,021	68,445	199,042	195,292
Less non-controlling interest expense	836	221	13	246
Net income attributable to Commerce Bancshares, Inc.	68,185	68,224	199,029	195,046
Less preferred stock dividends	1,800	—	1,800	—
Net income available to common shareholders	$66,385	$68,224	$197,229	$195,046
Net income per common share — basic	$.72	$.71	$2.09	$2.04
Net income per common share — diluted	$.72	$.71	$2.09	$2.03
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
	(Unaudited)
Net income	$69,021	$68,445	$199,042	$195,292
Other comprehensive income (loss):
Net unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(244)	(130)	(136)	887
Net unrealized gains (losses) on other securities	(24,062)	3,815	49,967	(112,632)
Pension loss amortization	223	476	669	1,426
Other comprehensive income (loss)	(24,083)	4,161	50,500	(110,319)
Comprehensive income	44,938	72,606	249,542	84,973
Less non-controlling interest expense	836	221	13	246
Comprehensive income attributable to Commerce Bancshares, Inc.	$44,102	$72,385	$249,529	$84,727
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Commerce Bancshares, Inc. Shareholders
(In thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Unaudited)
Balance January 1, 2014	$—	$481,224	$1,279,948	$449,836	$(10,097)	$9,731	$3,755	$2,214,397
Net income				199,029			13	199,042
Other comprehensive income						50,500		50,500
Distributions to non-controlling interest							(730)	(730)
Issuance of preferred stock	144,784							144,784
Purchases of treasury stock					(209,040)			(209,040)
Accelerated share repurchase forward contract			(60,000)					(60,000)
Issuance of stock under purchase and equity compensation plans			(5,234)		12,437			7,203
Net tax benefit related to equity compensation plans			1,457					1,457
Stock-based compensation			6,631					6,631
Issuance of nonvested stock awards			(7,070)		7,070			—
Cash dividends on common stock ($.675 per share)				(63,575)				(63,575)
Cash dividends on preferred stock ($.30 per share)				(1,800)				(1,800)
Balance September 30, 2014	$144,784	$481,224	$1,215,732	$583,490	$(199,630)	$60,231	$3,038	$2,288,869
Balance January 1, 2013	$—	$458,646	$1,102,507	$477,210	$(7,580)	$136,344	$4,447	$2,171,574
Net income				195,046			246	195,292
Other comprehensive loss						(110,319)		(110,319)
Distributions to non-controlling interest							(740)	(740)
Acquisition of Summit Bancshares Inc.		1,001	11,125		31,071			43,197
Purchases of treasury stock					(69,195)			(69,195)
Issuance of stock under purchase and equity compensation plans			(3,957)		12,111			8,154
Net tax benefit related to equity compensation plans			454					454
Stock-based compensation			4,605					4,605
Issuance of nonvested stock awards			(10,065)		10,065			—
Cash dividends on common stock ($.643 per share)				(61,536)				(61,536)
Balance September 30, 2013	$—	$459,647	$1,104,669	$610,720	$(23,528)	$26,025	$3,953	$2,181,486
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
(In thousands)	2014	2013
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$199,042	$195,292
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,867	14,810
Provision for depreciation and amortization	31,561	31,152
Amortization of investment security premiums, net	14,473	22,840
Investment securities (gains) losses, net(A)	(10,474)	3,083
Net decrease in trading securities	14,555	15,977
Stock-based compensation	6,631	4,605
(Increase) decrease in interest receivable	(2,215)	2,694
Decrease in interest payable	(277)	(1,319)
Increase in income taxes payable	4,880	7,183
Net tax benefit related to equity compensation plans	(1,457)	(454)
Other changes, net	4,043	(7,086)
Net cash provided by operating activities	285,629	288,777
INVESTING ACTIVITIES:
Cash received in acquisition	—	47,643
Cash paid in sales of branches	(43,827)	—
Proceeds from sales of investment securities(A)	64,041	6,624
Proceeds from maturities/pay downs of investment securities(A)	1,392,422	2,047,277
Purchases of investment securities(A)	(1,314,248)	(1,522,765)
Net increase in loans	(527,528)	(796,215)
Long-term securities purchased under agreements to resell	(250,000)	(125,000)
Repayments of long-term securities purchased under agreements to resell	500,000	175,000
Purchases of land, buildings and equipment	(34,205)	(18,731)
Sales of land, buildings and equipment	2,983	723
Net cash used in investing activities	(210,362)	(185,444)
FINANCING ACTIVITIES:
Net decrease in non-interest bearing, savings, interest checking and money market deposits	(470,427)	(569,342)
Net increase (decrease) in time open and C.D.'s	(17,295)	81,449
Repayment of long-term securities sold under agreements to repurchase	(350,000)	(50,000)
Net increase in federal funds purchased and short-term securities sold under agreements to repurchase	398,602	726,843
Repayment of other long-term borrowings	(233)	(961)
Net decrease in other short-term borrowings	(2,000)	—
Proceeds from issuance of preferred stock	144,784	—
Purchases of treasury stock	(209,040)	(69,195)
Accelerated stock repurchase agreement	(60,000)	—
Issuance of stock under stock purchase and equity compensation plans	7,203	8,154
Net tax benefit related to equity compensation plans	1,457	454
Cash dividends paid on common stock	(63,575)	(61,536)
Cash dividends paid on preferred stock	(1,800)	—
Net cash provided by (used in) financing activities	(622,324)	65,866
Increase (decrease) in cash and cash equivalents	(547,057)	169,199
Cash and cash equivalents at beginning of year	1,269,514	779,825
Cash and cash equivalents at September 30	$722,457	$949,024
(A) Available for sale and non-marketable securities
Income tax payments, net	$86,002	$84,331
Interest paid on deposits and borrowings	$21,278	$24,956
Loans transferred to foreclosed real estate	$4,421	$6,744
Loans transferred from held for sale to held for investment category	$—	$8,941
See accompanying notes to consolidated financial statements.

Commerce Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 (Unaudited)

1. Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Commerce Bancshares, Inc. and all majority-owned subsidiaries (the Company). Most of the Company's operations are conducted by its subsidiary bank, Commerce Bank (the Bank). The consolidated financial statements in this report have not been audited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 2013 data to conform to current year presentation. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results to be attained for the full year or any other interim period.

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
On July 25, 2014, the Company sold banking branches in Farmington, Desloge and Bonne Terre, Missouri. The sale included approximately $13.3 million in loans, $60.3 million in deposits, and various bank premises. The Company recognized a $2.1 million gain on the sale.
3. Loans and Allowance for Loan Losses

Major classifications within the Company’s held for investment loan portfolio at September 30, 2014 and December 31, 2013 are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Commercial:
Business	$4,021,148	$3,715,319
Real estate – construction and land	392,015	406,197
Real estate – business	2,306,849	2,313,550
Personal Banking:
Real estate – personal	1,854,668	1,787,626
Consumer	1,665,217	1,512,716
Revolving home equity	436,747	420,589
Consumer credit card	763,824	796,228
Overdrafts	5,247	4,611
Total loans	$11,445,715	$10,956,836

At September 30, 2014, loans of $3.5 billion were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit obtained to secure public deposits. Additional loans of $1.2 billion were pledged at the Federal Reserve Bank as collateral for discount window borrowings.

Allowance for loan losses

A summary of the activity in the allowance for loan losses during the three and nine months ended September 30, 2014 and 2013, respectively, follows:

	For the Three Months Ended September 30			For the Nine Months Ended September 30
(In thousands)	Commercial	Personal Banking	Total	Commercial	Personal Banking	Total
Balance at beginning of period	$98,928	$62,604	$161,532	$94,189	$67,343	$161,532
Provision	(717)	8,369	7,652	3,836	21,031	24,867
Deductions:
Loans charged off	686	11,414	12,100	3,034	35,917	38,951
Less recoveries on loans	1,431	3,017	4,448	3,965	10,119	14,084
Net loan charge-offs (recoveries)	(745)	8,397	7,652	(931)	25,798	24,867
Balance September 30, 2014	$98,956	$62,576	$161,532	$98,956	$62,576	$161,532
Balance at beginning of period	$98,599	$67,433	$166,032	$105,725	$66,807	$172,532
Provision	(2,885)	7,031	4,146	(10,275)	25,085	14,810
Deductions:
Loans charged off	913	12,174	13,087	3,879	36,405	40,284
Less recoveries on loans	3,144	3,297	6,441	6,374	10,100	16,474
Net loan charge-offs (recoveries)	(2,231)	8,877	6,646	(2,495)	26,305	23,810
Balance September 30, 2013	$97,945	$65,587	$163,532	$97,945	$65,587	$163,532

The following table shows the balance in the allowance for loan losses and the related loan balance at September 30, 2014 and December 31, 2013, disaggregated on the basis of impairment methodology. Impaired loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, and other impaired loans discussed below, which are deemed to have similar risk characteristics and are collectively evaluated. All other loans are collectively evaluated for impairment under ASC 450-20.

	Impaired Loans		All Other Loans
(In thousands)	Allowance for Loan Losses	Loans Outstanding	Allowance for Loan Losses	Loans Outstanding
September 30, 2014
Commercial	$6,683	$69,480	$92,273	$6,650,532
Personal Banking	2,292	26,471	60,284	4,699,232
Total	$8,975	$95,951	$152,557	$11,349,764
December 31, 2013
Commercial	$8,476	$78,516	$85,713	$6,356,550
Personal Banking	2,424	29,120	64,919	4,492,650
Total	$10,900	$107,636	$150,632	$10,849,200

Impaired loans

The table below shows the Company’s investment in impaired loans at September 30, 2014 and December 31, 2013. These loans consist of all loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings under ASC 310-40. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. They are discussed further in the "Troubled debt restructurings" section on page 13.

(In thousands)	Sept. 30, 2014	Dec. 31, 2013
Non-accrual loans	$45,800	$48,814
Restructured loans (accruing)	50,151	58,822
Total impaired loans	$95,951	$107,636

The following table provides additional information about impaired loans held by the Company at September 30, 2014 and December 31, 2013, segregated between loans for which an allowance for credit losses has been provided and loans for which no allowance has been provided.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2014
With no related allowance recorded:
Business	$8,573	$10,650	$—
Real estate – construction and land	4,176	7,866	—
Real estate – business	4,618	4,971	—
Real estate – personal	1,470	1,470	—
	$18,837	$24,957	$—
With an allowance recorded:
Business	$19,939	$21,289	$2,869
Real estate – construction and land	14,227	17,270	1,602
Real estate – business	17,947	28,320	2,212
Real estate – personal	8,510	11,797	1,266
Consumer	5,366	6,353	165
Revolving home equity	516	516	1
Consumer credit card	10,609	10,609	860
	$77,114	$96,154	$8,975
Total	$95,951	$121,111	$8,975
December 31, 2013
With no related allowance recorded:
Business	$7,969	$9,000	$—
Real estate – construction and land	8,766	16,067	—
Real estate – business	4,089	6,417	—
Revolving home equity	2,191	2,741	—
	$23,015	$34,225	$—
With an allowance recorded:
Business	$19,266	$22,597	$3,037
Real estate – construction and land	17,632	19,708	2,174
Real estate – business	20,794	29,287	3,265
Real estate – personal	10,425	13,576	1,361
Consumer	4,025	4,025	85
Revolving home equity	666	666	2
Consumer credit card	11,813	11,813	976
	$84,621	$101,672	$10,900
Total	$107,636	$135,897	$10,900

Total average impaired loans for the three and nine month periods ended September 30, 2014 and 2013, respectively, are shown in the table below.

(In thousands)	Commercial	Personal Banking	Total
Average Impaired Loans:
For the three months ended September 30, 2014
Non-accrual loans	$38,111	$7,267	$45,378
Restructured loans (accruing)	32,970	19,822	52,792
Total	$71,081	$27,089	$98,170
For the nine months ended September 30, 2014
Non-accrual loans	$38,099	$7,320	$45,419
Restructured loans (accruing)	37,157	20,660	57,817
Total	$75,256	$27,980	$103,236
For the three months ended September 30, 2013
Non-accrual loans	$32,570	$4,866	$37,436
Restructured loans (accruing)	40,881	25,163	66,044
Total	$73,451	$30,029	$103,480
For the nine months ended September 30, 2013
Non-accrual loans	$36,656	$5,287	$41,943
Restructured loans (accruing)	40,200	25,857	66,057
Total	$76,856	$31,144	$108,000

The table below shows interest income recognized during the three and nine month periods ended September 30, 2014 and 2013 for impaired loans held at the end of each respective period. This interest all relates to accruing restructured loans, as discussed in the "Troubled debt restructurings" section on page 13.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Interest income recognized on impaired loans:
Business	$146	$124	$438	$372
Real estate – construction and land	97	218	290	653
Real estate – business	58	48	173	145
Real estate – personal	53	64	160	192
Consumer	72	87	215	261
Revolving home equity	7	9	20	26
Consumer credit card	236	262	707	785
Total	$669	$812	$2,003	$2,434

Delinquent and non-accrual loans

The following table provides aging information on the Company’s past due and accruing loans, in addition to the balances of loans on non-accrual status, at September 30, 2014 and December 31, 2013.

(In thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due and Still Accruing	Non-accrual	Total
September 30, 2014
Commercial:
Business	$4,002,376	$6,875	$682	$11,215	$4,021,148
Real estate – construction and land	372,646	9,254	—	10,115	392,015
Real estate – business	2,281,922	7,547	—	17,380	2,306,849
Personal Banking:
Real estate – personal	1,833,181	14,481	1,254	5,752	1,854,668
Consumer	1,646,939	15,277	1,663	1,338	1,665,217
Revolving home equity	434,097	1,125	1,525	—	436,747
Consumer credit card	747,214	9,335	7,275	—	763,824
Overdrafts	5,002	245	—	—	5,247
Total	$11,323,377	$64,139	$12,399	$45,800	$11,445,715
December 31, 2013
Commercial:
Business	$3,697,589	$5,467	$671	$11,592	$3,715,319
Real estate – construction and land	386,423	9,601	—	10,173	406,197
Real estate – business	2,292,385	1,340	47	19,778	2,313,550
Personal Banking:
Real estate – personal	1,771,231	9,755	1,560	5,080	1,787,626
Consumer	1,492,960	17,482	2,274	—	1,512,716
Revolving home equity	416,614	1,082	702	2,191	420,589
Consumer credit card	777,564	9,952	8,712	—	796,228
Overdrafts	4,315	296	—	—	4,611
Total	$10,839,081	$54,975	$13,966	$48,814	$10,956,836

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

Commercial Loans
(In thousands)	Business	Real Estate-Construction	Real Estate- Business	Total
September 30, 2014
Pass	$3,916,446	$367,564	$2,189,895	$6,473,905
Special mention	61,621	5,296	52,046	118,963
Substandard	31,866	9,040	47,528	88,434
Non-accrual	11,215	10,115	17,380	38,710
Total	$4,021,148	$392,015	$2,306,849	$6,720,012
December 31, 2013
Pass	$3,618,120	$372,515	$2,190,344	$6,180,979
Special mention	61,916	1,697	53,079	116,692
Substandard	23,691	21,812	50,349	95,852
Non-accrual	11,592	10,173	19,778	41,543
Total	$3,715,319	$406,197	$2,313,550	$6,435,066

The credit quality of Personal Banking loans is monitored primarily on the basis of aging/delinquency, and this information is provided in the table in the above "Delinquent and non-accrual loans" section. In addition, FICO scores are obtained and updated on a quarterly basis for most of the loans in the Personal Banking portfolio. This is a published credit score designed to measure the risk of default by taking into account various factors from a borrower's financial history. The Bank normally obtains a FICO score at the loan's origination and renewal dates, and updates are obtained on a quarterly basis. Excluded from the table below are certain Personal Banking loans for which FICO scores are not obtained because they generally pertain to commercial customer activities and are often underwritten with other collateral considerations. At September 30, 2014, these were comprised of $240.1 million in personal real estate loans and $5.9 million in consumer loans, or 5.2% of the Personal Banking portfolio. At December 31, 2013, these were comprised of $244.3 million in personal real estate loans and $47.5 million in consumer loans, or 6.5% of the Personal Banking portfolio. For the remainder of loans in the Personal Banking portfolio, the table below shows the percentage of balances outstanding at September 30, 2014 and December 31, 2013 by FICO score.

Personal Banking Loans
	% of Loan Category
	Real Estate - Personal	Consumer	Revolving Home Equity	Consumer Credit Card
September 30, 2014
FICO score:
Under 600	1.4%	5.0%	1.7%	4.0%
600 - 659	3.1	10.2	4.7	11.8
660 - 719	9.5	23.3	13.6	33.0
720 - 779	25.9	28.2	29.9	28.1
780 and over	60.1	33.3	50.1	23.1
Total	100.0%	100.0%	100.0%	100.0%
December 31, 2013
FICO score:
Under 600	1.7%	5.4%	2.1%	4.1%
600 - 659	3.3	10.1	7.3	11.7
660 - 719	10.3	23.4	15.0	32.9
720 - 779	25.8	28.3	28.5	27.9
780 and over	58.9	32.8	47.1	23.4
Total	100.0%	100.0%	100.0%	100.0%

Troubled debt restructurings

As mentioned previously, the Company's impaired loans include loans which have been classified as troubled debt restructurings. Total restructured loans amounted to $81.1 million at September 30, 2014. Restructured loans are those extended to borrowers who are experiencing financial difficulty and who have been granted a concession. Restructured loans are placed on non-accrual status if the Company does not believe it probable that amounts due under the contractual terms will be collected, and those non-accrual loans totaled $31.0 million at September 30, 2014. Other performing restructured loans totaled $50.2 million at September 30, 2014. These are primarily comprised of certain business, construction and business real estate loans classified as substandard. Upon maturity, the loans renewed at interest rates judged not to be market rates for new debt with similar risk and as a result were classified as troubled debt restructurings. These commercial loans totaled $31.6 million at September 30, 2014. These restructured loans are performing in accordance with their modified terms, and because the Company believes it probable that all amounts due under the modified terms of the agreements will be collected, interest on these loans is being recognized on an accrual basis. Troubled debt restructurings also include certain credit card loans under various debt management and assistance programs, which totaled $10.6 million at September 30, 2014. Modifications to credit card loans generally involve removing the available line of credit, placing loans on amortizing status, and lowering the contractual interest rate. The Company has classified additional loans as troubled debt restructurings because they were not reaffirmed by the borrower in bankruptcy proceedings. At September 30, 2014, these loans totaled $8.0 million in personal real estate, revolving home equity, and consumer loans. Interest on these loans is being recognized on an accrual basis, as the borrowers are continuing to make payments under the terms of the loan agreements.

The following table shows the outstanding balances of loans classified as troubled debt restructurings at September 30, 2014, in addition to the outstanding balances of these restructured loans which the Company considers to have been in default at any time during the past twelve months. For purposes of this disclosure, the Company considers "default" to mean 90 days or more past due as to interest or principal.

(In thousands)	September 30, 2014	Balance 90 days past due at any time during previous 12 months
Commercial:
Business	$26,006	$7,600
Real estate - construction and land	17,726	6,931
Real estate - business	14,949	22
Personal Banking:
Real estate - personal	5,914	35
Consumer	5,394	1,393
Revolving home equity	516	—
Consumer credit card	10,609	803
Total restructured loans	$81,114	$16,784

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

The Company had commitments of $12.2 million at September 30, 2014 to lend additional funds to borrowers with restructured loans.

The Company’s holdings of foreclosed real estate totaled $7.2 million and $6.6 million at September 30, 2014 and December 31, 2013, respectively. Personal property acquired in repossession, generally autos and marine and recreational vehicles, totaled $2.8 million at both September 30, 2014 and December 31, 2013. These assets are carried at the lower of the amount recorded at acquisition date or the current fair value less estimated costs to sell.

4. Investment Securities

Investment securities, at fair value, consisted of the following at September 30, 2014 and December 31, 2013.

(In thousands)	Sept. 30, 2014	Dec. 31, 2013
Available for sale	$8,878,414	$8,915,680
Trading	16,510	19,993
Non-marketable	101,705	107,324
Total investment securities	$8,996,629	$9,042,997

Most of the Company’s investment securities are classified as available for sale, and this portfolio is discussed in more detail below. Securities which are classified as non-marketable include Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock held for debt and regulatory purposes, which totaled $46.6 million at September 30, 2014 and $46.5 million December 31, 2013. Investment in Federal Reserve Bank stock is based on the capital structure of the investing bank, and investment in FHLB stock is tied to the level of borrowings from the FHLB. Non-marketable securities also include private equity investments, which amounted to $55.0 million at September 30, 2014 and $60.7 million at December 31, 2013.

A summary of the available for sale investment securities by maturity groupings as of September 30, 2014 is shown below. The investment portfolio includes agency mortgage-backed securities, which are guaranteed by agencies such as the FHLMC, FNMA, GNMA and FDIC, in addition to non-agency mortgage-backed securities, which have no guarantee. Also included are certain other asset-backed securities, which are primarily collateralized by credit cards, automobiles, student loans, and commercial loans. These securities differ from traditional debt securities primarily in that they may have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying collateral. The Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments and does not hold trust preferred securities.

(In thousands)	Amortized Cost	Fair Value
U.S. government and federal agency obligations:
Within 1 year	$105,095	$106,304
After 1 but within 5 years	199,209	209,129
After 5 but within 10 years	141,705	144,063
After 10 years	53,582	48,724
Total U.S. government and federal agency obligations	499,591	508,220
Government-sponsored enterprise obligations:
Within 1 year	34,682	34,932
After 1 but within 5 years	441,738	442,742
After 5 but within 10 years	143,559	136,391
After 10 years	142,014	138,171
Total government-sponsored enterprise obligations	761,993	752,236
State and municipal obligations:
Within 1 year	193,119	195,219
After 1 but within 5 years	686,099	709,500
After 5 but within 10 years	784,832	787,070
After 10 years	154,685	150,912
Total state and municipal obligations	1,818,735	1,842,701
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,599,954	2,651,532
Non-agency mortgage-backed securities	279,479	289,772
Asset-backed securities	2,646,915	2,650,468
Total mortgage and asset-backed securities	5,526,348	5,591,772
Other debt securities:
Within 1 year	11,743	11,785
After 1 but within 5 years	42,268	42,727
After 5 but within 10 years	86,002	83,194
Total other debt securities	140,013	137,706
Equity securities	10,223	45,779
Total available for sale investment securities	$8,756,903	$8,878,414

Investments in U.S. government securities are comprised mainly of U.S. Treasury inflation-protected securities, which totaled $508.1 million, at fair value, at September 30, 2014. Interest paid on these securities increases with inflation and decreases with deflation, as measured by the Consumer Price Index. Included in state and municipal obligations are $131.2 million, at fair value, of auction rate securities, which were purchased from bank customers in 2008. Included in equity securities is common stock held by the holding company, Commerce Bancshares, Inc. (the Parent), with a fair value of $38.7 million at September 30, 2014.

For securities classified as available for sale, the following table shows the unrealized gains and losses (pre-tax) in accumulated other comprehensive income, by security type.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. government and federal agency obligations	$499,591	$13,786	$(5,157)	$508,220
Government-sponsored enterprise obligations	761,993	2,101	(11,858)	752,236
State and municipal obligations	1,818,735	34,522	(10,556)	1,842,701
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,599,954	64,576	(12,998)	2,651,532
Non-agency mortgage-backed securities	279,479	11,426	(1,133)	289,772
Asset-backed securities	2,646,915	8,848	(5,295)	2,650,468
Total mortgage and asset-backed securities	5,526,348	84,850	(19,426)	5,591,772
Other debt securities	140,013	578	(2,885)	137,706
Equity securities	10,223	35,556	—	45,779
Total	$8,756,903	$171,393	$(49,882)	$8,878,414
December 31, 2013
U.S. government and federal agency obligations	$498,226	$20,614	$(13,144)	$505,696
Government-sponsored enterprise obligations	766,802	2,245	(27,281)	741,766
State and municipal obligations	1,624,195	28,321	(33,345)	1,619,171
Mortgage and asset-backed securities:
Agency mortgage-backed securities	2,743,803	54,659	(26,124)	2,772,338
Non-agency mortgage-backed securities	236,595	12,008	(1,620)	246,983
Asset-backed securities	2,847,368	6,872	(10,169)	2,844,071
Total mortgage and asset-backed securities	5,827,766	73,539	(37,913)	5,863,392
Other debt securities	147,581	671	(6,495)	141,757
Equity securities	9,970	33,928	—	43,898
Total	$8,874,540	$159,318	$(118,178)	$8,915,680

The Company’s impairment policy requires a review of all securities for which fair value is less than amortized cost. Special emphasis and analysis is placed on securities whose credit rating has fallen below A3 (Moody's) or A- (Standard & Poor's), whose fair values have fallen more than 20% below purchase price for an extended period of time, or have been identified based on management’s judgment. These securities are placed on a watch list, and for all such securities, detailed cash flow models are prepared which use inputs specific to each security. Inputs to these models include factors such as cash flow received, contractual payments required, and various other information related to the underlying collateral (including current delinquencies), collateral loss severity rates (including loan to values), expected delinquency rates, credit support from other tranches, and prepayment speeds. Stress tests are performed at varying levels of delinquency rates, prepayment speeds and loss severities in order to gauge probable ranges of credit loss. At September 30, 2014, the fair value of securities on this watch list was $162.6 million compared to $188.8 million at December 31, 2013.

As of September 30, 2014, the Company had recorded other-than-temporary impairment (OTTI) on certain non-agency mortgage-backed securities, part of the watch list mentioned above, which had an aggregate fair value of $58.6 million. The cumulative credit-related portion of the impairment on these securities, which was recorded in earnings, totaled $13.7 million. The Company does not intend to sell these securities and believes it is not likely that it will be required to sell the securities before the recovery of their amortized cost.

The credit-related portion of the loss on these securities was based on the cash flows projected to be received over the estimated life of the securities, discounted to present value, and compared to the current amortized cost bases of the securities. Significant inputs to the cash flow models used to calculate the credit losses on these securities at September 30, 2014 included the following:

Significant Inputs	Range
Prepayment CPR	0%	-	25%
Projected cumulative default	19%	-	57%
Credit support	0%	-	16%
Loss severity	19%	-	85%

The following table presents a rollforward of the cumulative OTTI credit losses recognized in earnings on all available for sale debt securities.

	For the Nine Months Ended September 30
(In thousands)	2014	2013
Cumulative OTTI credit losses at January 1	$12,499	$11,306
Credit losses on debt securities for which impairment was previously recognized	1,348	1,260
Increase in expected cash flows that are recognized over remaining life of security	(97)	(59)
Cumulative OTTI credit losses at September 30	$13,750	$12,507

Securities with unrealized losses recorded in accumulated other comprehensive income are shown in the table below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
U.S. government and federal agency obligations	$47,683	$240	$31,645	$4,917	$79,328	$5,157
Government-sponsored enterprise obligations	184,019	849	269,271	11,009	453,290	11,858
State and municipal obligations	104,018	1,007	289,162	9,549	393,180	10,556
Mortgage and asset-backed securities:
Agency mortgage-backed securities	136,246	410	385,117	12,588	521,363	12,998
Non-agency mortgage-backed securities	77,052	325	43,537	808	120,589	1,133
Asset-backed securities	572,812	1,148	194,011	4,147	766,823	5,295
Total mortgage and asset-backed securities	786,110	1,883	622,665	17,543	1,408,775	19,426
Other debt securities	12,424	68	83,432	2,817	95,856	2,885
Total	$1,134,254	$4,047	$1,296,175	$45,835	$2,430,429	$49,882
December 31, 2013
U.S. government and federal agency obligations	$96,172	$243	$59,677	$12,901	$155,849	$13,144
Government-sponsored enterprise obligations	487,317	18,155	93,654	9,126	580,971	27,281
State and municipal obligations	478,818	15,520	178,150	17,825	656,968	33,345
Mortgage and asset-backed securities:
Agency mortgage-backed securities	717,778	26,124	—	—	717,778	26,124
Non-agency mortgage-backed securities	53,454	918	22,289	702	75,743	1,620
Asset-backed securities	1,088,556	9,072	58,398	1,097	1,146,954	10,169
Total mortgage and asset-backed securities	1,859,788	36,114	80,687	1,799	1,940,475	37,913
Other debt securities	90,028	5,604	9,034	891	99,062	6,495
Total	$3,012,123	$75,636	$421,202	$42,542	$3,433,325	$118,178

The total available for sale portfolio consisted of nearly 1,900 individual securities at September 30, 2014. The portfolio included 310 securities, having an aggregate fair value of $2.4 billion, that were in an unrealized loss position at September 30, 2014, compared to 507 securities, with a fair value of $3.4 billion, at December 31, 2013. The total amount of unrealized loss on these securities decreased $68.3 million to $49.9 million at September 30, 2014. At September 30, 2014, the fair value of securities in an unrealized loss position for 12 months or longer totaled $1.3 billion, or 14.6% of the total portfolio value, and did not include any securities identified as other-than-temporarily impaired.

The Company’s holdings of state and municipal obligations included gross unrealized losses of $10.6 million at September 30, 2014. Of these losses, $6.2 million related to auction rate securities and $4.4 million related to other state and municipal obligations. This portfolio, exclusive of auction rate securities, totaled $1.7 billion at fair value, or 19.3% of total available for sale securities. The average credit quality of the portfolio, excluding auction rate securities, is Aa2 as rated by Moody’s. The portfolio is diversified in order to reduce risk, and information about the top five largest holdings, by state and economic sector, is shown in the table below. The Company does not have exposure to obligations of municipalities which have filed for Chapter 9 bankruptcy. The Company has processes and procedures in place to monitor its holdings, identify signs of financial distress and, if necessary, exit its positions in a timely manner.

	% of Portfolio	Average Life (in years)	Average Rating (Moody’s)
At September 30, 2014
Texas	10.5%	5.1	Aa2
Florida	9.1	4.7	Aa3
New York	7.5	6.9	Aa2
Washington	5.8	5.7	Aa2
Ohio	5.5	5.4	Aa2
General obligation	34.8%	5.5	Aa2
Lease	15.4	5.2	Aa3
Housing	13.4	4.4	Aa1
Transportation	12.6	4.8	A1
Limited tax	8.6	6.6	Aa2

The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings.

	For the Nine Months Ended September 30
(In thousands)	2014	2013
Proceeds from sales of available for sale securities	$30,998	$2,423
Proceeds from sales of non-marketable securities	33,043	4,201
Total proceeds	$64,041	$6,624
Available for sale:
Gains realized on sales	$—	$10
Losses realized on sales	(5,197)	—
Gain realized on donation	1,570	1,375
Other-than-temporary impairment recognized on debt securities	(1,348)	(1,260)
Non-marketable:
Gains realized on sales	1,613	708
Losses realized on sales	(134)	(2,979)
Fair value adjustments, net	13,970	(937)
Investment securities gains (losses), net	$10,474	$(3,083)

At September 30, 2014, securities totaling $4.9 billion in fair value were pledged to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowings at the Federal Reserve Bank and FHLB. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $470.1 million, while the remaining securities were pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral. Except for obligations of various government-sponsored enterprises such as FNMA, FHLB and FHLMC, no investment in a single issuer exceeded 10% of stockholders’ equity.

5. Goodwill and Other Intangible Assets

The following table presents information about the Company's intangible assets which have estimable useful lives.

	September 30, 2014				December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Amount
Amortizable intangible assets:
Core deposit premium	$31,270	$(24,276)	$—	$6,994	$31,270	$(22,781)	$—	$8,489
Mortgage servicing rights	3,527	(2,679)	(71)	777	3,430	(2,567)	(84)	779
Total	$34,797	$(26,955)	$(71)	$7,771	$34,700	$(25,348)	$(84)	$9,268

Aggregate amortization expense on intangible assets was $499 thousand and $463 thousand, respectively, for the three month periods ended September 30, 2014 and 2013 and $1.6 million for the nine month periods ended both September 30, 2014 and 2013. The following table shows the estimated annual amortization expense for the next five fiscal years. This expense is based on existing asset balances and the interest rate environment as of September 30, 2014. The Company’s actual amortization expense in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions.

(In thousands)
2014	$1,990
2015	1,601
2016	1,240
2017	916
2018	683

Changes in the carrying amount of goodwill and net other intangible assets for the nine month period ended September 30, 2014 is as follows.

(In thousands)	Goodwill	Core Deposit Premium	Mortgage Servicing Rights
Balance January 1, 2014	$138,921	$8,489	$779
Originations	—	—	97
Amortization	—	(1,495)	(112)
Impairment reversal	—	—	13
Balance September 30, 2014	$138,921	$6,994	$777

Goodwill allocated to the Company’s operating segments at September 30, 2014 and December 31, 2013 is shown below.

(In thousands)
Consumer segment	$70,721
Commercial segment	67,454
Wealth segment	746
Total goodwill	$138,921

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

Upon issuance of standby letters of credit, the Company recognizes a liability for the fair value of the obligation undertaken, which is estimated to be equivalent to the amount of fees received from the customer over the life of the agreement. At September 30, 2014 that net liability was $3.2 million, which will be accreted into income over the remaining life of the respective commitments. The contractual amount of these letters of credit, which represents the maximum potential future payments guaranteed by the Company, was $343.5 million at September 30, 2014.

The Company periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Company will reimburse a portion of the loss borne by the financial institution. These interest rate swaps are normally collateralized (generally with real property, inventories and equipment) by the third party, which limits the credit risk associated with the Company’s RPAs. The third parties usually have other borrowing relationships with the Company. The Company monitors overall borrower collateral and at September 30, 2014, believes sufficient collateral is available to cover potential swap losses. The RPAs are carried at fair value throughout their term with all changes in fair value, including those due to a change in the third party’s creditworthiness, recorded in current earnings. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 11 years. At September 30, 2014, the fair value of the Company's guarantee liabilities for RPAs was $171 thousand, and the notional amount of the underlying swaps was $70.9 million. The maximum potential future payment guaranteed by the Company cannot be readily estimated but is dependent upon the fair value of the interest rate swaps at the time of default.

7. Pension

The amount of net pension cost is shown in the table below:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Service cost - benefits earned during the period	$133	$132	$399	$395
Interest cost on projected benefit obligation	1,262	1,134	3,785	3,379
Expected return on plan assets	(1,561)	(1,613)	(4,683)	(4,830)
Amortization of unrecognized net loss	359	767	1,079	2,300
Net periodic pension cost	$193	$420	$580	$1,244

Substantially all benefits accrued under the Company’s defined benefit pension plan were frozen effective January 1, 2005, and the remaining benefits were frozen effective January 1, 2011. During the first nine months of 2014, the Company made no funding contributions to its defined benefit pension plan and made minimal funding contributions to a supplemental executive retirement plan (the CERP), which carries no segregated assets. The Company has no plans to make any further contributions, other than those related to the CERP, during the remainder of 2014.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands, except per share data)	2014	2013	2014	2013
Basic income per common share:
Net income attributable to Commerce Bancshares, Inc.	$68,185	$68,224	$199,029	$195,046
Less preferred stock dividends	1,800	—	1,800	—
Net income available to common shareholders	66,385	68,224	197,229	195,046
Less income allocated to nonvested restricted stock	879	808	2,537	2,152
Net income allocated to common stock	$65,506	$67,416	$194,692	$192,894
Weighted average common shares outstanding	90,575	94,504	92,944	94,499
Basic income per common share	$.72	$.71	$2.09	$2.04
Diluted income per common share:
Net income available to common shareholders	$66,385	$68,224	$197,229	$195,046
Less income allocated to nonvested restricted stock	877	806	2,530	2,146
Net income allocated to common stock	$65,508	$67,418	$194,699	$192,900
Weighted average common shares outstanding	90,575	94,504	92,944	94,499
Net effect of the assumed exercise of stock-based awards - based on
the treasury stock method using the average market price for the respective periods	393	471	399	370
Weighted average diluted common shares outstanding	90,968	94,975	93,343	94,869
Diluted income per common share	$.72	$.71	$2.09	$2.03

Unexercised stock options and stock appreciation rights of 145 thousand and 137 thousand were excluded in the computation of diluted income per common share for the nine month periods ended September 30, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

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
In the event that the Company does not declare and pay dividends on the Series B Preferred Stock for the most recent dividend period, the ability of the Company to declare or pay dividends on, purchase, redeem or otherwise acquire shares of its common stock or any securities of the Company that rank junior to the Series B Preferred Stock is subject to certain restrictions under the terms of the Series B Preferred Stock. The Company paid its first dividend on the Series B Preferred Stock on September 2, 2014.

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

	Unrealized Gains (Losses) on Securities (1)		Pension Loss (2)	Total Accumulated Other Comprehensive Income
(In thousands)	OTTI	Other
Balance January 1, 2014	$4,203	$21,303	$(15,775)	$9,731
Other comprehensive income (loss) before reclassifications	(1,568)	76,965	—	75,397
Amounts reclassified from accumulated other comprehensive income	1,348	3,627	1,079	6,054
Current period other comprehensive income (loss), before tax	(220)	80,592	1,079	81,451
Income tax (expense) benefit	84	(30,625)	(410)	(30,951)
Current period other comprehensive income, net of tax	(136)	49,967	669	50,500
Balance September 30, 2014	$4,067	$71,270	$(15,106)	$60,231
Balance January 1, 2013	$3,245	$160,263	$(27,164)	$136,344
Other comprehensive income (loss) before reclassifications	170	(180,279)	—	(180,109)
Amounts reclassified from accumulated other comprehensive income	1,260	(1,385)	2,300	2,175
Current period other comprehensive income (loss), before tax	1,430	(181,664)	2,300	(177,934)
Income tax (expense) benefit	(543)	69,032	(874)	67,615
Current period other comprehensive income (loss), net of tax	887	(112,632)	1,426	(110,319)
Balance September 30, 2013	$4,132	$47,631	$(25,738)	$26,025
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

(In thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/Elimination	Consolidated Totals
Three Months Ended September 30, 2014
Net interest income	$67,836	$72,040	$9,805	$149,681	$5,035	$154,716
Provision for loan losses	(8,353)	863	(29)	(7,519)	(133)	(7,652)
Non-interest income	29,390	47,708	33,360	110,458	1,828	112,286
Investment securities gains, net	—	—	—	—	2,995	2,995
Non-interest expense	(66,763)	(62,894)	(23,769)	(153,426)	(8,760)	(162,186)
Income before income taxes	$22,110	$57,717	$19,367	$99,194	$965	$100,159
Nine Months Ended September 30, 2014
Net interest income	$202,430	$214,574	$29,735	$446,739	$21,536	$468,275
Provision for loan losses	(25,896)	803	463	(24,630)	(237)	(24,867)
Non-interest income	83,745	142,367	94,846	320,958	2,718	323,676
Investment securities gains, net	—	—	—	—	10,474	10,474
Non-interest expense	(200,553)	(185,886)	(72,453)	(458,892)	(28,565)	(487,457)
Income before income taxes	$59,726	$171,858	$52,591	$284,175	$5,926	$290,101
Three Months Ended September 30, 2013
Net interest income	$67,162	$70,371	$9,971	$147,504	$7,202	$154,706
Provision for loan losses	(8,656)	2,112	(33)	(6,577)	2,431	(4,146)
Non-interest income	29,512	47,500	29,053	106,065	246	106,311
Investment securities gains, net	—	—	—	—	650	650
Non-interest expense	(66,946)	(57,006)	(23,686)	(147,638)	(8,674)	(156,312)
Income before income taxes	$21,072	$62,977	$15,305	$99,354	$1,855	$101,209
Nine Months Ended September 30, 2013
Net interest income	$201,277	$206,483	$30,083	$437,843	$26,664	$464,507
Provision for loan losses	(25,537)	1,984	(173)	(23,726)	8,916	(14,810)
Non-interest income	84,396	137,111	87,632	309,139	(275)	308,864
Investment securities losses, net	—	—	—	—	(3,083)	(3,083)
Non-interest expense	(203,811)	(174,998)	(71,643)	(450,452)	(17,863)	(468,315)
Income before income taxes	$56,325	$170,580	$45,899	$272,804	$14,359	$287,163

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

11. Derivative Instruments

The notional amounts of the Company’s derivative instruments are shown in the table below. These contractual amounts, along with other terms of the derivative, are used to determine amounts to be exchanged between counterparties and are not a measure of loss exposure. The largest group of notional amounts relate to interest rate swaps, which are discussed in more detail below. The Company also contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps through risk participation agreements. The Company’s risks and responsibilities as guarantor are further discussed in Note 6 on Guarantees. In addition, the Company enters into foreign exchange contracts, which are mainly comprised of contracts to purchase or deliver foreign currencies for customers at specific future dates.

(In thousands)	September 30, 2014	December 31, 2013
Interest rate swaps	$665,811	$596,933
Interest rate caps	45,380	9,736
Credit risk participation agreements	76,773	52,456
Foreign exchange contracts	32,587	81,207
Total notional amount	$820,551	$740,332

The Company’s interest rate risk management strategy includes the ability to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Interest rate swaps are used on a limited basis as part of this strategy. At September 30, 2014, the Company had entered into one interest rate swap with a notional amount of $6.1 million, included in the table above, which is designated as a fair value hedge of a specific fixed rate loan.

The Company’s other derivative instruments are accounted for as free-standing derivatives, and changes in their fair value are recorded in current earnings. These instruments include interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by matching contracts purchased by the Company from other financial dealer institutions. Contracts with dealers that require central clearing (generally, transactions occurring after June 10, 2013) are novated to a clearing agency who becomes the Company's counterparty. Because of the matching terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings. The notional amount of these free-standing swaps at September 30, 2014 was $659.7 million.

Many of the Company’s interest rate swap contracts with large financial institutions contain contingent features relating to debt ratings or capitalization levels. Under these provisions, if the Company’s debt rating falls below investment grade or if the Company ceases to be “well-capitalized” under risk-based capital guidelines, certain counterparties can require immediate and ongoing collateralization on interest rate swaps in net liability positions or instant settlement of the contracts. The Company maintains debt ratings and capital well above these minimum requirements.

The banking customer counterparties are engaged in a variety of businesses, including real estate, building materials, education, financial services, communications, consumer products, and manufacturing. At September 30, 2014, the largest loss exposures were in the groups related to education, real estate, and manufacturing. If the counterparties in these groups failed to perform, and if the underlying collateral proved to be of no value, the Company estimates that it would incur losses of $2.6 million (education), $2.4 million (real estate and building materials), and $1.1 million (manufacturing) at September 30, 2014.

The fair values of the Company's derivative instruments, whose notional amounts are listed above, are shown in the table below. Information about the valuation methods used to determine fair value is provided in Note 14 on Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Sept. 30, 2014	Dec. 31, 2013	Balance Sheet	Sept. 30, 2014	Dec. 31, 2013
(In thousands)	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$(90)	$(300)
Total derivatives designated as hedging instruments		$—	$—		$(90)	$(300)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$10,127	$11,428	Other liabilities	$(10,127)	$(11,429)
Interest rate caps	Other assets	41	1	Other liabilities	(41)	(1)
Credit risk participation agreements	Other assets	3	4	Other liabilities	(171)	(69)
Foreign exchange contracts	Other assets	846	1,547	Other liabilities	(696)	(1,530)
Total derivatives not designated as hedging instruments		$11,017	$12,980		$(11,035)	$(13,029)
Total derivatives		$11,017	$12,980		$(11,125)	$(13,329)

The effects of derivative instruments on the consolidated statements of income are shown in the table below.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)		2014	2013	2014	2013
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest and fees on loans	$69	$69	$210	$299
Total		$69	$69	$210	$299
Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-interest income	$212	$777	$1,023	$1,071
Interest rate caps	Other non-interest income	13	—	13	—
Credit risk participation agreements	Other non-interest income	(21)	51	177	176
Foreign exchange contracts	Other non-interest income	176	(109)	134	(24)
Total		$380	$719	$1,347	$1,223

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

The Company is party to master netting arrangements with most of its swap derivative counterparties; however, the Company does not offset derivative assets and liabilities under these arrangements on its consolidated balance sheet. Collateral, usually in the form of marketable securities, is exchanged between the Company and dealer bank counterparties, and is generally subject to thresholds and transfer minimums. By contract, it may be sold or re-pledged by the secured party until recalled at a subsequent valuation date by the pledging party. For those swap transactions requiring central clearing, the Company posts cash and securities to its clearing agency. At September 30, 2014, the Company had a net liability position with dealer bank and clearing agency counterparties totaling $8.8 million, and had posted securities with a fair value of $6.3 million and cash totaling $4.5 million. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Company are made as appropriate to maintain proper collateralization for these transactions. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.

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

The Company is party to several agreements commonly known as collateral swaps. These agreements involve the exchange of collateral under simultaneous repurchase and resell agreements with the same financial institution counterparty. These repurchase and resell agreements have the same principal amounts, inception dates, and maturity dates and have been offset against each other in the balance sheet, as permitted under the netting provisions of ASC 210-20-45. The collateral swaps totaled $450.0 million at September 30, 2014 and $300.0 million at December 31, 2013. At September 30, 2014, the Company had posted collateral of $463.8 million in marketable securities, consisting mainly of agency mortgage-backed bonds, and had accepted $487.1 million in investment grade asset-backed, commercial mortgage-backed, and corporate bonds.

				Gross Amounts Not Offset in the Balance Sheet
(In thousands)	Gross Amount Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Securities Collateral Received/Pledged	Net Amount
September 30, 2014
Assets:
Derivatives subject to master netting agreements	$10,361	$—	$10,361	$(840)	$—	$9,521
Derivatives not subject to master netting agreements	656	—	656
Total derivatives	11,017	—	11,017
Total resell agreements, subject to master netting arrangements	1,350,000	(450,000)	900,000	—	(900,000)	—
Liabilities:
Derivatives subject to master netting agreements	10,429	—	10,429	(840)	(7,910)	1,679
Derivatives not subject to master netting agreements	696	—	696
Total derivatives	11,125	—	11,125
Total repurchase agreements, subject to master netting arrangements	1,840,865	(450,000)	1,390,865	—	(1,390,865)	—
December 31, 2013
Assets:
Derivatives subject to master netting agreements	$11,579	$—	$11,579	$(1,299)	$(338)	$9,942
Derivatives not subject to master netting agreements	1,401	—	1,401
Total derivatives	12,980	—	12,980
Total resell agreements, subject to master netting arrangements	1,450,000	(300,000)	1,150,000	—	(1,150,000)	—
Liabilities:
Derivatives subject to master netting agreements	12,962	—	12,962	(1,299)	(9,063)	2,600
Derivatives not subject to master netting agreements	367	—	367
Total derivatives	13,329	—	13,329
Total repurchase agreements, subject to master netting arrangements	1,621,763	(300,000)	1,321,763	—	(1,321,763)	—

13. Stock-Based Compensation

The Company has historically issued stock-based compensation in the form of nonvested restricted stock, stock options and stock appreciation rights (SARs). During the first nine months of 2014, stock-based compensation was issued in the form of nonvested restricted stock and SARs. The stock-based compensation expense that has been charged against income was $2.2 million and $1.9 million in the three month periods ended September 30, 2014 and 2013, respectively, and $6.6 million and $4.6 million in the nine months ended September 30, 2014 and 2013, respectively.

Nonvested stock awards generally vest in 4 to 7 years and contain restrictions as to transferability, sale, pledging, or assigning, among others, prior to the end of the vesting period. Dividend and voting rights are conferred upon grant. A summary of the status of the Company’s nonvested share awards as of September 30, 2014, and changes during the nine month period then ended, is presented below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,143,755	$34.27
Granted	185,285	44.61
Vested	(87,988)	29.78
Forfeited	(25,235)	38.86
Nonvested at September 30, 2014	1,215,817	$36.07

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

Weighted per share average fair value at grant date	$9.26
Assumptions:
Dividend yield	2.0%
Volatility	22.1%
Risk-free interest rate	2.3%
Expected term	7.1 years

A summary of SAR activity during the first nine months of 2014 is presented below.

(Dollars in thousands, except per share data)	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,758,254	$34.68
Granted	173,014	44.52
Forfeited	(2,365)	41.33
Expired	(2,334)	34.17
Exercised	(103,452)	34.17
Outstanding at September 30, 2014	1,823,117	$35.63	3.9 years	$16,434

A summary of option activity during the first nine months of 2014 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	452,323	$30.55
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(309,322)	30.54
Outstanding at September 30, 2014	143,001	$30.57	0.4 years	$2,012

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

Instruments Measured at Fair Value on a Recurring Basis

The table below presents the September 30, 2014 and December 31, 2013 carrying values of assets and liabilities measured at fair value on a recurring basis. There were no transfers among levels during the first nine months of 2014 or the year ended December 31, 2013.

		Fair Value Measurements Using
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$508,220	$508,220	$—	$—
Government-sponsored enterprise obligations	752,236	—	752,236	—
State and municipal obligations	1,842,701	—	1,711,474	131,227
Agency mortgage-backed securities	2,651,532	—	2,651,532	—
Non-agency mortgage-backed securities	289,772	—	289,772	—
Asset-backed securities	2,650,468	—	2,650,468	—
Other debt securities	137,706	—	137,706	—
Equity securities	45,779	24,841	20,938	—
Trading securities	16,510	—	16,510	—
Private equity investments	52,037	—	—	52,037
Derivatives *	11,017	—	11,014	3
Assets held in trust	8,608	8,608	—	—
Total assets	$8,966,586	$541,669	$8,241,650	$183,267
Liabilities:
Derivatives *	$11,125	$—	$10,954	$171
Total liabilities	$11,125	$—	$10,954	$171
December 31, 2013
Assets:
Available for sale securities:
U.S. government and federal agency obligations	$505,696	$505,696	$—	$—
Government-sponsored enterprise obligations	741,766	—	741,766	—
State and municipal obligations	1,619,171	—	1,491,447	127,724
Agency mortgage-backed securities	2,772,338	—	2,772,338	—
Non-agency mortgage-backed securities	246,983	—	246,983	—
Asset-backed securities	2,844,071	—	2,844,071	—
Other debt securities	141,757	—	141,757	—
Equity securities	43,898	24,646	19,252	—
Trading securities	19,993	—	19,993	—
Private equity investments	56,612	—	—	56,612
Derivatives *	12,980	—	12,976	4
Assets held in trust	7,511	7,511	—	—
Total assets	$9,012,776	$537,853	$8,290,583	$184,340
Liabilities:
Derivatives *	$13,329	$—	$13,260	$69
Total liabilities	$13,329	$—	$13,260	$69
* The fair value of each class of derivative is shown in Note 11.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	State and Municipal Obligations	Private Equity Investments	Derivatives	Total
For the three months ended September 30, 2014
Balance June 30, 2014	$132,108	$44,192	$(188)	$176,112
Total gains or losses (realized/unrealized):
Included in earnings	—	3,225	(21)	3,204
Included in other comprehensive income *	(921)	—	—	(921)
Discount accretion	40	—	—	40
Purchases of private equity investments	—	4,575	—	4,575
Capitalized interest/dividends	—	45	—	45
Purchase of risk participation agreement	—	—	41	41
Balance September 30, 2014	$131,227	$52,037	$(168)	$183,096
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014	$—	$3,225	$(21)	$3,204
For the nine months ended September 30, 2014
Balance January 1, 2014	$127,724	$56,612	$(65)	$184,271
Total gains or losses (realized/unrealized):
Included in earnings	—	15,161	177	15,338
Included in other comprehensive income *	3,383	—	—	3,383
Discount accretion	120	—	—	120
Purchase of private equity investments	—	11,575	—	11,575
Sale/pay down of private equity investments	—	(31,423)	—	(31,423)
Capitalized interest/dividends	—	112	—	112
Purchase of risk participation agreement	—	—	41	41
Sale of risk participation agreement	—	—	(321)	(321)
Balance September 30, 2014	$131,227	$52,037	$(168)	$183,096
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014	$—	$(3,232)	$173	$(3,059)
For the three months ended September 30, 2013
Balance June 30, 2013	$126,753	$63,279	$(93)	$189,939
Total gains or losses (realized/unrealized):
Included in earnings	—	865	51	916
Included in other comprehensive income *	(1,772)	—	—	(1,772)
Discount accretion	41	—	—	41
Purchases of private equity investments	—	300	—	300
Capitalized interest/dividends	—	63	—	63
Sale of risk participation agreement	—	—	(41)	(41)
Balance September 30, 2013	$125,022	$64,507	$(83)	$189,446
Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013	$—	$865	$51	$916
For the nine months ended September 30, 2013
Balance January 1, 2013	$126,414	$68,167	$(187)	$194,394
Total gains or losses (realized/unrealized):
Included in earnings	—	(612)	176	(436)
Included in other comprehensive income *	(656)	—	—	(656)
Investment securities called	(900)	—	—	(900)
Discount accretion	164	—	—	164
Purchase of private equity investments	—	3,950	—	3,950
Sale/pay down of private equity investments	—	(7,184)	—	(7,184)
Capitalized interest/dividends	—	186	—	186
Sale of risk participation agreement	—	—	(72)	(72)
Balance September 30, 2013	$125,022	$64,507	$(83)	$189,446
Total gains or losses for the nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013	$—	$(612)	$176	$(436)
* Included in "net unrealized gains (losses) on other securities" in the consolidated statements of comprehensive income.

Gains and losses included in earnings for the Level 3 assets and liabilities in the previous table are reported in the following line items in the consolidated statements of income:

(In thousands)	Other Non-Interest Income	Investment Securities Gains (Losses), Net	Total
For the three months ended September 30, 2014
Total gains or losses included in earnings	$(21)	$3,225	$3,204
Change in unrealized gains or losses relating to assets still held at September 30, 2014	$(21)	$3,225	$3,204
For the nine months ended September 30, 2014
Total gains or losses included in earnings	$177	$15,161	$15,338
Change in unrealized gains or losses relating to assets still held at September 30, 2014	$173	$(3,232)	$(3,059)
For the three months ended September 30, 2013
Total gains or losses included in earnings	$51	$865	$916
Change in unrealized gains or losses relating to assets still held at September 30, 2013	$51	$865	$916
For the nine months ended September 30, 2013
Total gains or losses included in earnings	$176	$(612)	$(436)
Change in unrealized gains or losses relating to assets still held at September 30, 2013	$176	$(612)	$(436)

Level 3 Inputs

As shown above, the Company's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to auction rate securities (ARS) held by the Bank and investments in portfolio concerns held by the Company's private equity subsidiaries. ARS are included in state and municipal securities and totaled $131.2 million at September 30, 2014, while private equity investments, included in non-marketable securities, totaled $52.0 million.
Information about these inputs is presented in the table and discussions below.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Input	Range
Auction rate securities	Discounted cash flow	Estimated market recovery period	3	-	5 years
		Estimated market rate	1.8%	-	4.7%
Private equity investments	Market comparable companies	EBITDA multiple	4.0	-	5.5

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

Instruments Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis during the first nine months of 2014 and 2013, and still held as of September 30, 2014 and 2013, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2014 and 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
September 30, 2014
Collateral dependent impaired loans	$17,015	$—	$—	$17,015	$(2,797)
Private equity investments	1,309	—	—	1,309	(1,191)
Mortgage servicing rights	777	—	—	777	13
Foreclosed assets	850	—	—	850	(275)
Long-lived assets	8,528	—	—	8,528	(1,890)

September 30, 2013
Collateral dependent impaired loans	$9,683	$—	$—	$9,683	$(3,132)
Private equity investments	675	—	—	675	(325)
Mortgage servicing rights	628	—	—	628	227
Foreclosed assets	1,115	—	—	1,115	(168)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for other financial and nonfinancial instruments measured at fair value on a nonrecurring basis.

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a staff of qualified appraisers who also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company at September 30, 2014 and 2013 are shown in the table above.

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

The estimated fair values of the Company’s financial instruments and the classification of their fair value measurement within the valuation hierarchy are as follows:

	Fair Value Hierarchy Level	September 30, 2014		December 31, 2013
(In thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Loans:
Business	Level 3	$4,021,148	$4,028,685	$3,715,319	$3,723,263
Real estate - construction and land	Level 3	392,015	396,235	406,197	410,022
Real estate - business	Level 3	2,306,849	2,331,049	2,313,550	2,345,124
Real estate - personal	Level 3	1,854,668	1,900,822	1,787,626	1,802,364
Consumer	Level 3	1,665,217	1,659,793	1,512,716	1,519,830
Revolving home equity	Level 3	436,747	439,529	420,589	424,811
Consumer credit card	Level 3	763,824	774,236	796,228	811,550
Overdrafts	Level 3	5,247	5,247	4,611	4,611
Investment securities:
Available for sale	Level 1	533,061	533,061	530,342	530,342
Available for sale	Level 2	8,214,126	8,214,126	8,257,614	8,257,614
Available for sale	Level 3	131,227	131,227	127,724	127,724
Trading	Level 2	16,510	16,510	19,993	19,993
Non-marketable	Level 3	101,705	101,705	107,324	107,324
Federal funds sold	Level 1	37,760	37,760	43,845	43,845
Securities purchased under agreements to resell	Level 3	900,000	898,283	1,150,000	1,149,625
Interest earning deposits with banks	Level 1	239,429	239,429	707,249	707,249
Cash and due from banks	Level 1	445,268	445,268	518,420	518,420
Derivative instruments	Level 2	11,014	11,014	12,976	12,976
Derivative instruments	Level 3	3	3	4	4
Financial Liabilities
Non-interest bearing deposits	Level 1	$6,446,704	$6,446,704	$6,750,674	$6,750,674
Savings, interest checking and money market deposits	Level 1	9,977,055	9,977,055	10,108,236	10,108,236
Time open and certificates of deposit	Level 3	2,162,879	2,161,876	2,188,438	2,190,610
Federal funds purchased	Level 1	4,295	4,295	24,795	24,795
Securities sold under agreements to repurchase	Level 3	1,390,865	1,390,894	1,321,763	1,321,633
Other borrowings	Level 3	105,077	112,468	107,310	116,843
Derivative instruments	Level 2	10,954	10,954	13,260	13,260
Derivative instruments	Level 3	171	171	69	69

16. Legal Proceedings
The Company has various lawsuits pending at September 30, 2014, arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be determined to be probable and estimable.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 2013 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results to be attained for any other period.

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

Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013		2014	2013
Per Share Data
Net income per common share — basic	$.72	$.71	*	$2.09	$2.04	*
Net income per common share — diluted	.72	.71	*	2.09	2.03	*
Cash dividends on common stock	.225	.214	*	.675	.643	*
Book value per common share				23.38	22.77	*
Market price				44.64	41.72	*
Selected Ratios
(Based on average balance sheets)
Loans to deposits (1)	60.72%	58.33%		59.93%	56.56%
Non-interest bearing deposits to total deposits	33.70	32.77		33.41	32.62
Equity to loans (1)	20.16	20.41		20.28	21.32
Equity to deposits	12.24	11.91		12.16	12.06
Equity to total assets	10.13	9.90		10.09	9.93
Return on total assets	1.20	1.26		1.18	1.20
Return on common equity	12.30	12.69		11.88	12.05
(Based on end-of-period data)
Non-interest income to revenue (2)	42.05	40.73		40.87	39.94
Efficiency ratio (3)	60.56	59.72		61.35	60.38
Tier I risk-based capital ratio				13.80	13.65
Tier I common capital ratio (4)				12.85	13.65
Total risk-based capital ratio				14.99	14.89
Tangible common equity to tangible assets ratio (4)				8.85	9.10
Tier I leverage ratio				9.37	9.43

* Restated for the 5% stock dividend distributed in December 2013.
(1) Includes loans held for sale.
(2) Revenue includes net interest income and non-interest income.
(3) The efficiency ratio is calculated as non-interest expense (excluding intangibles amortization) as a percent of revenue.
(4) The Tier I common capital to risk-weighted assets ratio and the tangible common equity to tangible assets ratio are measurements which management believes are useful indicators of capital adequacy and utilization. They provide meaningful bases for period to period and company to company comparisons, and also assists regulators, investors and analysts in analyzing the financial position of the Company. Tier I common capital, tangible common equity and tangible assets are non-GAAP measures and should not be viewed as substitutes for, or superior to, data prepared in accordance with GAAP.

The following table is a reconciliation of the GAAP financial measure of Tier 1 risk-based capital to the non-GAAP measure of Tier I common capital.

	September 30
(Dollars in thousands)	2014	2013
Tier I risk-based capital	$2,088,173	$2,012,382
Less qualifying non-controlling interest	324	324
Less preferred stock	144,784	—
Tier I common capital (a)	$1,943,065	$2,012,058
Total risk-weighted assets (b)	$15,126,414	$14,743,938
Tier I common capital to risk-weighted assets ratio (a)/(b)	12.85%	13.65%

The following table is a reconciliation of the GAAP financial measures of total equity and total assets to the non-GAAP measures of total tangible common equity and total tangible assets.

	September 30
(Dollars in thousands)	2014	2013
Total equity	$2,288,869	$2,181,486
Less non-controlling interest	3,038	3,953
Less preferred stock	144,784	—
Less goodwill	138,921	138,676
Less core deposit premium	6,994	8,422
Total tangible common equity (a)	$1,995,132	$2,030,435
Total assets	$22,701,545	$22,452,297
Less goodwill	138,921	138,676
Less core deposit premium	6,994	8,422
Total tangible assets (b)	$22,555,630	$22,305,199
Tangible common equity to tangible assets ratio (a)/(b)	8.85%	9.10%

Results of Operations

Summary

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2014	2013	% change	2014	2013	% change
Net interest income	$154,716	$154,706	—%	$468,275	$464,507.8%
Provision for loan losses	(7,652)	(4,146)	84.6	(24,867)	(14,810)	67.9
Non-interest income	112,286	106,311	5.6	323,676	308,864	4.8
Investment securities gains (losses), net	2,995	650	360.8	10,474	(3,083)	N.M
Non-interest expense	(162,186)	(156,312)	3.8	(487,457)	(468,315)	4.1
Income taxes	(31,138)	(32,764)	(5.0)	(91,059)	(91,871)	(.9)
Non-controlling interest expense	(836)	(221)	278.3	(13)	(246)	(94.7)
Net income attributable to Commerce Bancshares, Inc.	68,185	68,224	(.1)	199,029	195,046	2.0
Preferred stock dividends	(1,800)	—	N.M.	(1,800)	—	N.M.
Net income available to common shareholders	$66,385	$68,224	(2.7)%	$197,229	$195,046	1.1%

For the quarter ended September 30, 2014, net income attributable to Commerce Bancshares, Inc. (net income) amounted to $68.2 million, a slight decrease compared to the third quarter of the previous year, and an increase of $1.7 million, or 2.5%, compared to the previous quarter. For the current quarter, the annualized return on average assets was 1.20%, the annualized return on average common equity was 12.30%, and the efficiency ratio was 60.56%. Diluted earnings per common share was $.72, an increase of 1.4% compared to $.71 per share in the third quarter of 2013 and an increase of 2.9% compared to $.70 per share in the previous quarter.

Compared to the third quarter of last year, net interest income remained flat, as a $2.1 million increase in loan interest income and a $489 thousand decline in deposit interest expense were offset by a $2.4 million decrease in interest income on long-term securities purchased under agreements to resell. The provision for loan losses totaled $7.7 million for the current quarter, representing an increase of $3.5 million over the third quarter of 2013. Non-interest income increased $6.0 million, or 5.6%, mainly due to higher bank card and trust fee income. Non-interest expense increased $5.9 million, or 3.8%, over the third quarter of 2013, primarily due to an increase in salaries and employee benefits. Net investment securities gains were $3.0 million in the current quarter compared to gains of $650 thousand in the same quarter last year, reflecting higher fair value adjustments in the Company's private equity securities portfolio.

Net income for the first nine months of 2014 was $199.0 million, an increase of $4.0 million, or 2.0%, over the same period last year. Diluted earnings per common share was $2.09, an increase of 3.0% compared to $2.03 per share in the same period last year. For the first nine months of 2014, the annualized return on average assets was 1.18%, the annualized return on average common equity was 11.88% and the efficiency ratio was 61.35%. Net interest income increased $3.8 million, or .8%, over the same period last year. This increase followed similar trends as noted above for the quarter, as growth of $8.5 million in loan interest and a decline of $2.7 million in deposit expense were partly offset by lower income of $7.0 million on long-term securities purchased under agreements to resell. The provision for loan losses was $24.9 million for the first nine months of 2014, up $10.1 million, or 67.9%, over the same period last year. Non-interest income increased $14.8 million, or 4.8%, over the first nine months of last year largely due to continued growth in both bank card and trust fee income. Non-interest expense increased $19.1 million, or 4.1%, with salaries and benefits expense contributing $12.7 million of the increase. Net investment securities gains totaled $10.5 million in the first nine months of 2014 compared to net investment securities losses of $3.1 million in the first nine months of 2013. The increase in investment securities gains was mainly due to net gains on sales of private equity securities.

In July 2014, the Company sold three retail branches in Missouri, including certain loans and deposits, as further discussed in Note 2 to the consolidated financial statements.

Net Interest Income

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates. Changes not solely due to volume or rate changes are allocated to rate.

Analysis of Changes in Net Interest Income

	Three Months Ended September 30, 2014 vs. 2013			Nine Months Ended September 30, 2014 vs. 2013
	Change due to			Change due to
(In thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest income, fully taxable equivalent basis:
Loans	$7,826	$(5,395)	$2,431	$29,110	$(19,426)	$9,684
Loans held for sale	—	—	—	(176)	—	(176)
Investment securities:
U.S. government and federal agency securities	745	75	820	1,845	4,579	6,424
Government-sponsored enterprise obligations	1,475	(208)	1,267	4,408	(762)	3,646
State and municipal obligations	1,629	(539)	1,090	1,975	(1,786)	189
Mortgage-backed securities	(531)	(1,333)	(1,864)	(5,148)	(316)	(5,464)
Asset-backed securities	(430)	103	(327)	(2,011)	(323)	(2,334)
Other securities	(564)	(27)	(591)	(1,819)	(21)	(1,840)
Total interest on investment securities	2,324	(1,929)	395	(750)	1,371	621
Short-term federal funds sold and securities purchased under
agreements to resell	6	(11)	(5)	24	(16)	8
Long-term securities purchased under agreements to resell	(1,075)	(1,336)	(2,411)	(2,619)	(4,337)	(6,956)
Interest earning deposits with banks	(1)	1	—	33	3	36
Total interest income	9,080	(8,670)	410	25,622	(22,405)	3,217
Interest expense:
Deposits:
Savings	16	2	18	41	27	68
Interest checking and money market	102	(222)	(120)	324	(1,129)	(805)
Time open & C.D.'s of less than $100,000	(120)	(250)	(370)	(404)	(1,188)	(1,592)
Time open & C.D.'s of $100,000 and over	182	(199)	(17)	668	(1,084)	(416)
Total interest on deposits	180	(669)	(489)	629	(3,374)	(2,745)
Federal funds purchased and securities sold under
agreements to repurchase	29	92	121	(77)	176	99
Other borrowings	12	13	25	275	(165)	110
Total interest expense	221	(564)	(343)	827	(3,363)	(2,536)
Net interest income, fully taxable equivalent basis	$8,859	$(8,106)	$753	$24,795	$(19,042)	$5,753

Net interest income in the third quarter of 2014 was $154.7 million, a slight increase over the third quarter of 2013. On a tax equivalent  (T/E) basis, net interest income totaled $161.8 million in the third quarter of 2014, up $753 thousand over the same period last year, but down $6.1 million from the previous quarter.  The increase in net interest income compared to the same quarter last year was mainly due to higher interest on loans, mostly because of higher loan balances but partly offset by lower rates earned on loans and investments.  Also, interest earned on long-term securities purchased under agreements to resell (reverse repurchase agreements) declined by $2.4 million as a result of lower balances and rates.  Inflation interest on the Company’s holdings of U.S. Treasury inflation-protected securities (TIPS) was higher by $657 thousand when compared to the same period last year.

The decrease in net interest income compared to the second quarter of 2014 was mainly the result of a decline in inflation interest income of $4.0 million on TIPS.  Additionally, in the second quarter 2014, the Company received a special dividend of $1.9 million related to the sale of a private equity investment, which did not reoccur in the current quarter.  These declines were partly offset by an increase in loan interest income, due to higher average loan balances.  The Company’s net interest rate margin was 2.99% in the third quarter of 2014, compared to 3.13% in the previous quarter and 3.11% in the third quarter 2013.

Total interest income (T/E) increased $410 thousand over the third quarter of 2013 mainly due to higher loan interest income of $2.4 million, offset by a decline in interest income on reverse repurchase agreements.  The higher loan interest resulted from increased interest on business, personal real estate, and consumer loans due to higher average loan balances, but offset by lower rates earned on virtually all lending products.  Quarterly average loans grew by $887.4 million, or 8.5%. However, the overall average rate earned on loans declined by 25 basis points to 4.01%.  Interest on investment securities (T/E) totaled $51.5 million during the third quarter of 2014, representing an increase of $395 thousand over the same period last year. The increase  in interest income was mainly due to higher average balances this year, which increased $298.7 million (excluding fair value adjustments). The increases occurred mainly in government-sponsored enterprise obligations and municipal securities, but were partly offset by lower mortgage and asset-backed securities.  The overall average rate earned on the investment portfolio was 2.25% in the current quarter compared to 2.31% in the third quarter of 2013.

Interest income on long-term reverse repurchase agreements decreased $2.4 million from the third quarter of 2013, due to declines in both average balances and average rates earned.

The average tax equivalent yield on total interest earning assets was 3.12% in the third quarter of 2014 compared to 3.25% in the third quarter of 2013.

Total interest expense decreased $343 thousand compared to the third quarter of 2013, due to lower rates paid and lower average balances in most certificate of deposit categories, in addition to lower rates paid on money market accounts.  Quarterly average interest bearing deposits increased $334.0 million compared to the same quarter last year, mostly due to higher money market account balances. However, lower rates paid on these accounts more than offset the effects of higher balances.  The overall average rate incurred on all interest-bearing liabilities decreased to .20% in the third quarter of 2014 compared to .22% in the same period last year.

Net interest income (T/E) for the first nine months of 2014 was $489.5 million compared to $483.7 million for the same period in 2013. For the first nine months of 2014, the net interest rate margin was 3.05% compared to 3.13% for the first nine months of 2013.

Total interest income (T/E) for the first nine months of 2014 increased $3.2 million over the same period last year, mainly due to higher loan balances, partly offset by lower rates earned on loans. Loan interest income (T/E) rose $9.7 million due to a $1.1 billion, or 10.6%, increase in total average balances, partly offset by a 30 basis point decline in the average rate earned. In addition, interest income on investment securities (T/E) increased slightly as average rates rose 3 basis points (including an increase of $5.9 million in TIPS interest), partly offset by a 1.1% decline in average balances. Interest income on long-term reverse repurchase agreements fell $7.0 million due to declines in both average balances and rates earned.

Total interest expense for the first nine months of 2014 declined $2.5 million compared to last year, mainly due to lower rates paid on interest bearing deposits. Interest expense on certificates of deposit declined $2.0 million, resulting mainly from a decline of 9 basis points in the average rate paid, while interest expense on money market deposits decreased $870 thousand. The average cost of total interest bearing liabilities decreased to .20% compared to .23% in the same period in the prior year.

Summaries of average assets and liabilities and the corresponding average rates earned/paid appear on the last page of this discussion.

Non-Interest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2014	2013	% change	2014	2013	% change
Bank card transaction fees	$44,802	$43,891	2.1%	$130,963	$123,141	6.4%
Trust fees	28,560	25,318	12.8	82,898	76,221	8.8
Deposit account charges and other fees	20,161	20,197	(.2)	58,460	58,511	(.1)
Capital market fees	2,783	3,242	(14.2)	9,899	10,938	(9.5)
Consumer brokerage services	3,098	2,871	7.9	8,817	8,410	4.8
Loan fees and sales	1,367	1,553	(12.0)	3,787	4,340	(12.7)
Other	11,515	9,239	24.6	28,852	27,303	5.7
Total non-interest income	$112,286	$106,311	5.6%	$323,676	$308,864	4.8%
Non-interest income as a % of total revenue*	42.1%	40.7%		40.9%	39.9%
* Total revenue includes net interest income and non-interest income.

For the third quarter of 2014, total non-interest income amounted to $112.3 million compared with $106.3 million in the same quarter last year, which was an increase of $6.0 million, or 5.6%. Bank card fees for the current quarter increased $911 thousand, or 2.1%, over the third quarter of last year, as a result of a 4.0% increase in corporate card fees, which totaled $22.7 million this quarter. Debit card and credit card fees grew slightly this quarter and totaled $9.4 million and $6.1 million, respectively. Trust fees for the quarter increased $3.2 million, or 12.8%, over the same quarter last year, resulting mainly from continued strong growth in personal (up 14.2%) and institutional (up 9.8%) trust fees. Deposit account fees declined slightly from the same period last year and included corporate cash management fees (totaling $8.3 million and up 2.5%) and overdraft fees (totaling $7.9 million and down 2.3%). Capital market fees decreased $459 thousand to $2.8 million in the current quarter as a result of continued weak demand, while consumer brokerage services revenue increased 7.9% due to growth in advisory fees. Other non-interest income increased $2.3 million, or 24.6%, over the same quarter last year due to a gain of $2.1 million on the sale of three retail branches and higher operating lease revenue, partly offset by a decline in swap fees.

Non-interest income for the first nine months of 2014 was $323.7 million compared to $308.9 million in the first nine months of 2013, resulting in an increase of $14.8 million, or 4.8%. Bank card fees increased $7.8 million, or 6.4%, as a result of growth in corporate card fees of $6.4 million, or 10.8%. In addition, debit card fees increased $1.1 million, or 4.2%, while credit card fees increased by 1.9%. Trust fee income increased $6.7 million, or 8.8%, as a result of growth in both personal and institutional trust fees. Deposit account fees were flat, as a 4.0% decline in overdraft fees was mostly offset by higher account service charges and corporate cash management fees. Capital market fees decreased $1.0 million, or 9.5%, due to lower sales, while loan fees and sales decreased $553 thousand, or 12.7%, due to lower loan commitment fees. Consumer brokerage services revenue increased 4.8% mainly due to higher advisory fees. Other non-interest income increased by $1.5 million, or 5.7%, which included the branch sale gain mentioned above, coupled with higher operating lease revenue and other fee revenue related to the settlement of certain litigation. These increases were partly offset by lower net gains on bank properties sold or held for sale during the period, in addition to lower tax credit sales revenue.

Investment Securities Gains (Losses), Net

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Available for sale:
Common stock	$—	$—	$1,570	$1,375
U.S. government bonds	—	—	(5,197)	—
Municipal bonds	—	10	—	10
OTTI losses on non-agency mortgage-backed bonds	(371)	(330)	(1,348)	(1,260)
Non-marketable:
Private equity investments	3,366	970	15,449	(3,208)
Total investment securities gains (losses), net	$2,995	$650	$10,474	$(3,083)

Net gains and losses on investment securities which were recognized in earnings during the three months and nine months ended September 30, 2014 and 2013 are shown in the table above. Net securities gains amounted to $3.0 million in the third quarter of 2014, while net securities gains of $10.5 million were recorded in the first nine months of 2014. Included in these net gains and losses are credit-related impairment losses on certain non-agency guaranteed mortgage-backed securities which have been identified as other-than-temporarily impaired. These identified securities had a total fair value of $58.6 million at September 30, 2014. During the current quarter, additional credit-related impairment losses of $371 thousand were recorded, bringing the total losses for the first nine months of 2014 to $1.3 million. Also shown above are net gains and losses relating to non-marketable private equity investments, which are primarily held by the Parent's majority-owned private equity subsidiaries. Net gains during the first nine months of 2014 included $19.6 million related to the sale of an investment which had been held by the Company for many years, partly offset by fair value losses on other investments in this portfolio. The portion of the private equity activity attributable to minority interests is reported as non-controlling interest in the consolidated statements of income and resulted in income of $618 thousand and $805 thousand during the first nine months of 2014 and 2013, respectively. During 2014, the Company also sold $36.2 million of U.S. Treasury inflation-protected bonds, realizing a loss of $5.2 million, and recorded a $1.6 million gain upon the donation of appreciated common stock.

Non-Interest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in thousands)	2014	2013	% change	2014	2013	% change
Salaries and employee benefits	$95,462	$91,405	4.4%	$284,574	$271,855	4.7%
Net occupancy	11,585	11,332	2.2	34,352	33,801	1.6
Equipment	4,593	4,465	2.9	13,622	13,828	(1.5)
Supplies and communication	5,302	5,449	(2.7)	16,487	16,835	(2.1)
Data processing and software	19,968	19,987	(.1)	58,633	58,522.2
Marketing	4,074	3,848	5.9	11,704	11,255	4.0
Deposit insurance	2,899	2,796	3.7	8,685	8,353	4.0
Other	18,303	17,030	7.5	59,400	53,866	10.3
Total non-interest expense	$162,186	$156,312	3.8%	$487,457	$468,315	4.1%

Non-interest expense for the third quarter of 2014 amounted to $162.2 million, an increase of $5.9 million, or 3.8%, compared with $156.3 million in the third quarter of last year. Salaries expense increased $3.4 million, or 4.3%, mainly due to an increase in full-time salary costs of $2.6 million, or 4.2%, coupled with growth in incentive compensation costs. Exclusive of salaries costs of $803 thousand relating to Summit Bancshares (acquired in September 2013), total salaries expense grew 3.7%. Benefits expense grew $688 thousand mainly due to higher medical costs, which the Company self-insures. Growth in salaries and benefits expense resulted partly from staffing additions mainly in the areas of commercial banking, wealth, commercial card, and information technology. Full-time equivalent employees totaled 4,740 at September 30, 2014 compared to 4,728 at September 30, 2013. Compared to the third quarter of last year, occupancy and equipment expense increased 2.2% and 2.9%, respectively, while supplies and communication expense declined 2.7%. Data processing and software costs remained virtually unchanged from the previous year's levels. Other non-interest expense increased $1.3 million compared to the previous year and included bank card fraud losses of $618 thousand related to a data breach at a large retail merchant during the quarter. Also, impairment losses on various branch sites held for sale totaled $306 thousand. In the third quarter of last year, other expense included a $2.0 million reimbursement from the Company's bank card processor and $1.7 million in gains on sales of foreclosed real estate, offset by a litigation provision of $1.0 million. In the third quarter of 2014, the Company recorded recoveries totaling $1.5 million from the settlement of past litigation.

For the first nine months of 2014, non-interest expense amounted to $487.5 million, an increase of $19.1 million, or 4.1%, compared with $468.3 million in the same period last year. Salaries and benefits expense increased by $12.7 million, or 4.7%, mainly due to higher full-time salaries and medical expense. Occupancy expense increased $551 thousand, or 1.6%, due to lower net rents collected and higher real estate taxes, partly offset by lower depreciation expense. Equipment expense declined $206 thousand, or 1.5%, as a result of lower depreciation expense. Supplies and communication expense declined $348 thousand, or 2.1%, while marketing expense was higher by $449 thousand, or 4.0%, due to lower spending levels last year. Data processing and software costs changed only slightly from the previous year's level, reflecting well controlled bank card processing expense and lower software costs. Other non-interest expense increased $5.5 million, or 10.3%, over the prior period, resulting from increases in bank card rewards costs of $1.2 million and higher costs for operating lease depreciation, coupled with the prior year bank card processor reimbursement mentioned previously and $2.8 million on sales of foreclosed properties during 2013. These effects were partly offset by the current year litigation recovery mentioned previously and a letter of credit provision in the prior year, which totaled $2.8 million.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended September 30
(In thousands)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	2014	2013
Provision for loan losses	$7,652	$7,555	$4,146	$24,867	$14,810
Net loan charge-offs (recoveries):
Commercial:
Business	(145)	381	(654)	130	(791)
Real estate-construction and land	(477)	(978)	(1,635)	(1,400)	(2,911)
Real estate-business	(123)	36	58	339	1,207
Personal Banking:
Real estate-personal	153	176	324	335	869
Consumer	2,054	1,689	2,068	6,248	5,229
Revolving home equity	150	(351)	95	(88)	390
Consumer credit card	5,898	6,291	6,028	18,636	19,011
Overdrafts	142	311	362	667	806
Total net loan charge-offs	$7,652	$7,555	$6,646	$24,867	$23,810

	Three Months Ended			Nine Months Ended September 30
	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	2014	2013
Annualized net loan charge-offs (recoveries)*:
Commercial:
Business	(.01)%	.04%	(.08)%	—%	(.03)%
Real estate-construction and land	(.45)	(.91)	(1.63)	(.44)	(1.04)
Real estate-business	(.02)	.01	.01	.02	.07
Personal Banking:
Real estate-personal	.03	.04	.07	.02	.07
Consumer	.50	.42	.56	.52	.49
Revolving home equity	.14	(.34)	.09	(.03)	.12
Consumer credit card	3.10	3.38	3.18	3.31	3.39
Overdrafts	12.77	26.72	25.71	18.45	18.62
Total annualized net loan charge-offs	.27%	.27%	.25%	.30%	.31%
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

Net loan charge-offs in the third quarter of 2014 amounted to $7.7 million, compared with $7.6 million in the prior quarter and $6.6 million in the third quarter of last year. During the third quarter of 2014, net charge-offs on construction and revolving home equity loans each increased by $501 thousand compared to the prior quarter, and net charge-offs on consumer loans increased $365 thousand. These increases were largely offset by decreases in net charge-offs on business loans and consumer credit card loans of $526 thousand and $393 thousand, respectively. Additionally, net charge-offs in overdraft and business real estate loans decreased $169 thousand and $159 thousand, respectively. Compared to the third quarter of last year, the increase in net charge-offs during the third quarter of 2014 was mainly due to a $1.2 million decrease in construction loan net recoveries.

For the three months ended September 30, 2014, the ratio of annualized total net loan charge-offs to total average loans was .27%, unchanged from the previous quarter, compared to .25% in the same quarter last year. For the third quarter of 2014, annualized net charge-offs on average consumer credit card loans amounted to 3.10%, compared with 3.38% in the previous quarter and 3.18% in the same period last year. Consumer loan net charge-offs for the quarter amounted to .50% of average consumer loans, compared to .42% in the previous quarter and .56% in the same quarter last year.

The provision for loan losses for the current quarter totaled $7.7 million and matched net loan-charge-offs for the quarter. Compared to the previous quarter, the provision for loan losses for the third quarter of 2014 increased slightly but was $3.5 million higher than the provision for loan losses for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, net loan charge-offs totaled $24.9 million compared to net loan charge-offs of $23.8 million for the first nine months in 2013.  Net loan recoveries on commercial loans decreased $1.6 million during the first nine months of 2014 compared to the first nine months of 2013, while net charge-offs on personal banking loans decreased $507 thousand.  The provision recorded in the first nine months of 2014 was $10.1 million higher than in the same period last year. During the first nine months of 2014, the provision matched net charge-offs, while during the prior period the provision was $9.0 million lower than net charge-offs, lowering the allowance during that period. At September 30, 2014, the allowance for loan losses amounted to $161.5 million and was 1.41% of total loans and 353% of total non-accrual loans.

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

(Dollars in thousands)	September 30, 2014	December 31, 2013
Non-accrual loans	$45,800	$48,814
Foreclosed real estate	7,168	6,625
Total non-performing assets	$52,968	$55,439
Non-performing assets as a percentage of total loans	.46%	.51%
Non-performing assets as a percentage of total assets	.23%	.24%
Total loans past due 90 days and still accruing interest	$12,399	$13,966

Non-accrual loans, which are also classified as impaired, totaled $45.8 million at September 30, 2014 and decreased $3.0 million from December 31, 2013. The decline from December 31, 2013 occurred mainly in business real estate and revolving home equity, which decreased $2.4 million and $2.2 million, respectively. Business non-accrual loans also decreased $377 thousand. These declines in non-accrual loans were partially offset by an increase of $1.3 million in consumer and $672 thousand in personal real estate non-accrual loans. At September 30, 2014, non-accrual loans were comprised mainly of business real estate (37.9%), business (24.5%), and construction and land (22.1%) loans. Foreclosed real estate totaled $7.2 million at September 30, 2014, an increase of $543 thousand when compared to December 31, 2013. Total loans past due 90 days or more and still accruing interest were $12.4 million as of September 30, 2014, a decrease of $1.6 million when compared to December 31, 2013. Balances by class for non-accrual loans and loans past due 90 days and still accruing interest are shown in the "Delinquent and non-accrual loans" section in Note 3 to the consolidated financial statements.

In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. They are classified as substandard under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $91.2 million at September 30, 2014 compared with $98.3 million at December 31, 2013, resulting in an decrease of $7.2 million, or 7.3%. The change in potential problem loans was largely comprised of decreases of $12.8 million in construction and land loans and $2.8 million in business real estate loans partly offset by a increase of $8.2 million in business loans.

(In thousands)	September 30, 2014	December 31, 2013
Potential problem loans:
Business	$31,866	$23,691
Real estate – construction and land	9,040	21,812
Real estate – business	47,528	50,349
Real estate – personal	2,745	2,486
Total potential problem loans	$91,179	$98,338

At September 30, 2014, the Company had $81.1 million of loans whose terms have been modified or restructured under a troubled debt restructuring. These loans have been extended to borrowers who are experiencing financial difficulty and who have been granted a concession, as defined by accounting guidance, and are further discussed in the "Troubled debt restructurings" section in Note 3 to the consolidated financial statements. This balance includes certain commercial loans totaling $31.6 million which are classified as substandard and included in the table above because of this classification.

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

Real Estate – Construction and Land Loans

The Company's portfolio of construction and land loans, as shown in the table below, amounted to 3.4% of total loans outstanding at September 30, 2014.

(Dollars in thousands)	September 30, 2014	% of Total	% of Total Loans	December 31, 2013	% of Total	% of Total Loans
Residential land and land development	$83,122	21.2%	.7%	$79,273	19.5%	.7%
Residential construction	110,982	28.3	1.0	86,043	21.2	.8
Commercial land and land development	66,934	17.1	.6	77,444	19.1	.7
Commercial construction	130,977	33.4	1.1	163,437	40.2	1.5
Total real estate - construction and land loans	$392,015	100.0%	3.4%	$406,197	100.0%	3.7%

Real Estate – Business Loans

Total business real estate loans were $2.3 billion at September 30, 2014 and comprised 20.2% of the Company's total loan portfolio. These loans include properties such as manufacturing and warehouse buildings, small office and medical buildings, churches, hotels and motels, shopping centers, and other commercial properties. At September 30, 2014, 44.4% of business real estate loans were for owner-occupied real estate properties, which present lower risk profiles.

(Dollars in thousands)	September 30, 2014	% of Total	% of Total Loans	December 31, 2013	% of Total	% of Total Loans
Owner-occupied	$1,024,827	44.4%	9.0%	$1,074,074	46.4%	9.8%
Retail	306,547	13.3	2.7	271,228	11.7	2.5
Office	266,000	11.5	2.3	265,352	11.5	2.4
Multi-family	190,455	8.3	1.7	178,524	7.7	1.6
Hotels	153,212	6.6	1.3	151,483	6.5	1.4
Farm	145,376	6.3	1.3	138,842	6.0	1.3
Industrial	90,413	4.0	.8	89,045	3.9	.8
Other	130,019	5.6	1.1	145,002	6.3	1.3
Total real estate - business loans	$2,306,849	100.0%	20.2%	$2,313,550	100.0%	21.1%

Real Estate – Personal Loans

The Company's $1.9 billion personal real estate loan portfolio is composed mainly of residential first mortgage real estate loans. As shown on page 46, recent loss rates have remained low, and at September 30, 2014, loans past due over 30 days increased $4.4 million and non-accrual loans increased $672 thousand compared to December 31, 2013. Also, as shown in Note 3, only 4.5% of this portfolio has FICO scores of less than 660. Approximately $17.2 million, or .9%, of personal real estate loans were structured with interest only payments. These loans are typically made to high net-worth borrowers and generally have low LTV ratios at origination or have additional collateral pledged to secure the loan. Therefore, they are not perceived to represent above normal credit risk. Loans originated with interest only payments were not made to "qualify" the borrower for a lower payment amount. At September 30, 2014, loans with no mortgage insurance and an original LTV higher than 80% totaled $146.2 million compared to $146.1 million at December 31, 2013.

Revolving Home Equity Loans

The Company has $436.7 million in revolving home equity loans at September 30, 2014 that are generally collateralized by residential real estate. Most of these loans (94.4%) are written with terms requiring interest only monthly payments. These loans are offered in three main product lines: LTV up to 80%, 80% to 90%, and 90% to 100%. As of September 30, 2014, the outstanding principal of loans with an original LTV higher than 80% was $64.6 million, or 14.8% of the portfolio, compared to $54.4 million as of December 31, 2013. Total revolving home equity loan balances over 30 days past due or on non-accrual status were $2.7 million at September 30, 2014 compared to $4.0 million at December 31, 2013.  The weighted average FICO score for the total current portfolio balance is 770. At maturity, the accounts are re-underwritten, and if they qualify under the Company's credit, collateral and capacity policies, the borrower is given the option to renew the line of credit or convert the outstanding balance to an amortizing loan.  If criteria are not met, amortization is required, or the borrower may pay off the loan. During the remainder of 2014 through 2016, approximately 37% of the Company's current outstanding balances are expected to mature. Of these balances, approximately 77% have a FICO score of 700 or higher. The Company does not expect a significant increase in losses as these loans mature, due to their high FICO scores, low LTVs, and low historical loss levels.

Fixed Rate Home Equity Loans

In addition to the residential real estate mortgage and the revolving home equity products mentioned above, the Company offers a third choice to those consumers desiring a fixed rate home equity loan with a fixed maturity date and a determined amortization schedule. The fixed rate home equity loan is typically used to finance a specific home repair or remodeling project. This portfolio of loans approximated $291.2 million and $284.9 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, $79.5 million of this portfolio had an LTV higher than 80% compared to a balance of $72.9 million at the end of 2013.

At times, these loans are written with interest only monthly payments and a balloon payoff at maturity; however, such loans totaled less than 2% of the outstanding balance of fixed rate home equity loans at September 30, 2014. The Company has limited the offering of fixed rate home equity loans with LTV ratios over 90% during the past several years, and only $4.4 million in new fixed rate home equity loans were written with these LTV ratios during the first nine months of 2014.

Management does not believe these loans collateralized by real estate (personal real estate, fixed rate home equity, and revolving home equity) represent any unusual concentrations of risk, as evidenced by net charge-offs (recoveries) on these loans in the first nine months of 2014 of $335 thousand, $735 thousand and ($88 thousand), respectively. The amount of any increased potential loss on high LTV agreements relates mainly to amounts advanced that are in excess of the 80% collateral calculation, not the entire approved line. The Company currently offers no subprime first mortgage or home equity loans, which are characterized as new loans to customers with FICO scores below 660. The Company does not purchase brokered loans.

Other Consumer Loans

Within the consumer loan portfolio are several direct and indirect product lines, comprised mainly of loans secured by automobiles, marine and RVs. Outstanding balances for these loans were $1.1 billion at September 30, 2014 and $1.0 billion at December 31, 2013. The balances over 30 days past due amounted to $14.9 million at September 30, 2014 compared to $14.4 million at the end of 2013 and comprised 1.3% and 1.4% of the outstanding balances of these loans at September 30, 2014 and December 31, 2013, respectively. For the nine months ended September 30, 2014, $467.9 million of new automobile loans were originated, compared to $507.7 million during the full year of 2013.  The Company has curtailed new marine and RV loans since 2008, and at September 30, 2014, outstanding balances totaled $204.7 million. The loss ratios experienced for marine and RV loans declined during the first nine months of 2014 compared to the first nine months of the prior year, as annualized ratios were 1.0% and 1.3%, respectively. Likewise, net charge-offs on marine and RV loans have declined from $2.8 million in the first nine months of 2013, compared to $1.8 million in the first nine months of the current year.

Additionally, the Company offers low promotional rates on selected consumer credit card products. Out of a portfolio at September 30, 2014 of $763.8 million in consumer credit card loans outstanding, approximately $163.2 million, or 21.4%, carried a low promotional rate. Within the next six months, $46.0 million of these loans are scheduled to convert to the ongoing higher contractual rate. To mitigate some of the risk involved with this credit card product, the Company performs credit checks and detailed analysis of the customer borrowing profile before approving the loan application. Management believes that the risks in the consumer loan portfolio are reasonable and the anticipated loss ratios are within acceptable parameters.

Shared National Credits

The Company participates in credits of large, publicly traded companies which are defined by regulation as shared national credits, or SNCs. Regulations define SNCs as loans exceeding $20 million that are shared by three or more financial institutions. The Company typically participates in these loans when business operations are maintained in the local communities or regional markets and opportunities to provide other banking services are present. The balance of SNC loans totaled $534.4 million at September 30, 2014, compared to $406.3 million at December 31, 2013. Additional unfunded commitments at September 30, 2014 totaled $1.1 billion.

Income Taxes

Income tax expense was $31.1 million in the third quarter of 2014, compared to $30.3 million in the second quarter of 2014 and $32.8 million in the third quarter of 2013. The Company's effective tax rate, including the effect of non-controlling interest, was 31.4% in the third quarter of 2014, compared to 31.3% in the second quarter of 2014 and 32.4% in the third quarter of 2013. Income tax expense for the first nine months of 2014 was $91.1 million, compared to $91.9 million for the same period during the previous year, resulting in effective tax rates of 31.4% and 32.0%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to higher tax-exempt interest on municipal obligations.

Financial Condition

Balance Sheet

Total assets of the Company were $22.7 billion at September 30, 2014 and $23.1 billion at December 31, 2013. Earning assets (excluding fair value adjustments on investment securities) amounted to $21.5 billion at September 30, 2014, compared to $21.9 billion at December 31, 2013, and consisted of 53% in loans and 41% in investment securities.

At September 30, 2014, total loans increased $488.9 million, or 4.5%, compared with balances at December 31, 2013. On an overall basis, the largest contributions to loan growth occurred in business and consumer loans, which increased $305.8 million and $152.5 million, respectively, over year end balances. The increase in business loans was largely due to growth in commercial and industrial loans. Consumer loan growth resulted from higher automobile loans of $164.7 million, while marine and RV loans, also included in the consumer loan portfolio, continued to run off by $48.4 million. In addition, personal real estate loans grew $67.0 million over year end balances, while consumer credit card loans declined $32.4 million from seasonal highs.

Available for sale investment securities, excluding fair value adjustments, decreased by $117.6 million at September 30, 2014 compared to December 31, 2013, primarily due to deceases in asset-backed securities and mortgage-backed securities of $200.5 million and $101.0 million, respectively. This was offset by an increase in municipal obligations of $194.5 million. Purchases during this period totaled $1.3 billion, offset by maturities, sales and paydowns of $1.4 billion. At September 30, 2014, the duration of the investment portfolio was 2.7 years, and maturities and pay downs of approximately $1.6 billion are expected to occur during the next 12 months.

Deposits at September 30, 2014 totaled $18.6 billion and decreased $460.7 million compared to December 31, 2013. Non-interest bearing deposits decreased $304.0 million, or 4.5%, mainly in business demand deposits. Interest checking accounts declined $122.8 million, or 11.0%, and money market accounts decreased $57.3 million, or .7%. These decreases were partially offset by an increase of $48.9 million, or 7.8%, in savings accounts. Certificate of deposit balances saw a slight decline of 1.2%.

Total borrowings were $1.5 billion at both September 30, 2014 and December 31, 2013. Short-term borrowings of federal funds purchased and customer repurchase agreements totaled $1.4 billion at September 30, 2014, an increase of $398.6 million over balances of $996.6 million at December 31, 2013, primarily driven by a $419.1 million increase in customer repurchase agreements. These increases in borrowings were partly offset by a decline in borrowings of long-term structured repurchase agreements of $350.0 million, due to maturities.

Liquidity and Capital Resources

Liquidity Management

The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements), and balances at the Federal Reserve Bank, as follows:

(In thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Liquid assets:
Available for sale investment securities	$8,878,414	$9,282,640	$8,915,680
Federal funds sold	37,760	29,490	43,845
Long-term securities purchased under agreements to resell	900,000	950,000	1,150,000
Balances at the Federal Reserve Bank	239,429	18,877	707,249
Total	$10,055,603	$10,281,007	$10,816,774

Federal funds sold, which are funds lent to the Company's correspondent bank customers with overnight maturities, totaled $37.8 million as of September 30, 2014. Long-term reverse repurchase agreements, maturing in 2015 through 2017, totaled $900.0 million at September 30, 2014. Under these agreements, the Company lends funds to upstream financial institutions and holds marketable securities, safekept by a third-party custodian, as collateral. This collateral totaled $946.8 million in fair value at September 30, 2014. Interest earning balances at the Federal Reserve Bank, which have overnight maturities and are used for general liquidity purposes, totaled $239.4 million at September 30, 2014. The fair value of the available for sale investment portfolio was $8.9 billion at September 30, 2014 and included an unrealized net gain in fair value of $121.5 million. The total net unrealized gain included net gains of $65.4 million on mortgage and asset-backed securities and $35.6 million on common stock held by the Parent. Net gains of $8.6 million on U.S. government securities and $24.0 million on state and municipal obligations were offset by net losses of $9.8 million on government-sponsored enterprise obligations.

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

(In thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$414,710	$479,319	$505,690
FHLB borrowings and letters of credit	47,337	51,378	58,445
Securities sold under agreements to repurchase	2,393,166	2,441,074	2,814,597
Other deposits and swaps	2,087,863	2,149,494	1,646,562
Total pledged securities	4,943,076	5,121,265	5,025,294
Unpledged and available for pledging	2,168,612	2,437,590	2,339,549
Ineligible for pledging	1,766,726	1,723,785	1,550,837
Total available for sale securities, at fair value	$8,878,414	$9,282,640	$8,915,680

Liquidity is also available from the Company's large base of core customer deposits, defined as non-interest bearing, interest checking, savings, and money market deposit accounts. At September 30, 2014, such deposits totaled $16.4 billion and represented 88.4% of total deposits. These core deposits are normally less volatile, as they are often with customer relationships tied to other products offered by the Company, promoting long lasting relationships and stable funding sources. Time open and certificates of deposit of $100,000 and over totaled $1.3 billion at September 30, 2014. These accounts are normally considered more volatile and higher costing and comprised 6.7% of total deposits at September 30, 2014.

(In thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Core deposit base:
Non-interest bearing	$6,446,704	$6,413,161	$6,750,674
Interest checking	990,356	992,178	1,113,110
Savings and money market	8,986,699	9,093,282	8,995,126
Total	$16,423,759	$16,498,621	$16,858,910

Other important components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company's outside borrowings are mainly comprised of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB, as follows:

(In thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Borrowings:
Federal funds purchased	$4,295	$175,645	$24,795
Securities sold under agreements to repurchase	1,390,865	978,678	1,321,763
FHLB advances	105,077	105,096	105,310
Total	$1,500,237	$1,259,419	$1,451,868

Federal funds purchased are unsecured overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved lines of credit. Securities sold under agreements to repurchase are secured by a portion of the Company's investment portfolio and are comprised of non-insured customer funds totaling $1.4 billion, which generally mature overnight. The Company also borrows on a secured basis through advances from the FHLB, which totaled $105.1 million at September 30, 2014. These advances have fixed interest rates, and all mature in or before 2017.

The Company pledges certain assets, including loans and investment securities, to both the Federal Reserve Bank and the FHLB as security to establish lines of credit and borrow from these entities. Based on the amount and type of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against the collateral. Also, this collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects the collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company at September 30, 2014:

	September 30, 2014
(In thousands)	FHLB	Federal Reserve	Total
Collateral value pledged	$2,356,311	$1,183,678	$3,539,989
Advances outstanding	(105,077)	—	(105,077)
Letters of credit issued	(72,685)	—	(72,685)
Available for future advances	$2,178,549	$1,183,678	$3,362,227

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

The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash and cash equivalents of $547.1 million during the first nine months of 2014, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $285.6 million and has historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $210.4 million. These activities included $1.3 billion in purchases of investment securities, offset by $1.4 billion in maturities and pay downs, and a net increase in loans of $527.5 million. Repayments of long-term reverse repurchase agreements, net of purchases, provided cash of $250.0 million. Financing activities used cash of $622.3 million, resulting largely from a net decrease in non-interest bearing, savings, interest checking and money market deposits of $470.4 million and cash dividends paid of $65.4 million. During the second quarter of 2014, the Company received net proceeds of $144.8 million from the issuance of preferred stock and entered into an accelerated stock repurchase agreement, resulting in a net outflow of $55.2 million. Other treasury stock purchases during the nine months ended September 30, 2014 totaled $69.0 million. Future short-term liquidity needs arising from daily operations are not expected to vary significantly, and the Company believes it will be able to meet these cash flow needs.

Capital Management

The Company and its bank subsidiary maintain strong regulatory capital ratios, which exceed the well-capitalized guidelines under Basel I federal banking regulations. Information about the Company’s risk-based capital under Basel I is shown below:

(Dollars in thousands)	September 30, 2014	December 31, 2013	Minimum Ratios for Well-Capitalized Banks
Risk-adjusted assets	$15,126,414	$14,660,536
Tier I risk-based capital	2,088,173	2,061,761
Total risk-based capital	2,266,781	2,239,636
Tier I risk-based capital ratio	13.80%	14.06%	6.00%
Total risk-based capital ratio	14.99%	15.28%	10.00%
Tier I leverage ratio	9.37%	9.43%	5.00%

The Company must comply with new capital requirements mandated by U.S. Basel III rules which are effective January 1, 2015.  Generally, these new rules change the components of regulatory capital and change the way in which risk ratings are assigned to various categories of bank assets.  Also, a new Tier I common risk-based ratio is defined.  Based on its preliminary review and evaluation of these new rules, the Company believes that these rules will result in only minor changes to its Tier I and Total risk-based capital but could increase risk-weighted assets somewhat as a result of higher risk weightings for short-term commitments, certain asset-backed securities, construction loans and repurchase agreements.  The Company believes, however, that under these new rules its capital ratios will remain “well-capitalized” according to Basel III definitions.

The Company maintains a treasury stock buyback program and entered into an accelerated share repurchase agreement in June 2014, whose final settlement is expected by June 2015. During the quarter ended September 30, 2014, the Company purchased only minimal shares in connection with stock-based compensation plan activity, due to the ongoing accelerated share repurchase agreement. At September 30, 2014, 1,943,127 shares remained available for purchase under the current Board authorization.

The Company's common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, and alternative investment options. The Company paid a $.225 per share cash dividend on its common stock in each of the first three quarters of 2014, which was a 5% increase compared to its 2013 fourth quarter dividend. Additionally, the Company paid the first cash dividend, totaling $1.8 million, on its preferred stock in the third quarter of 2014.

Commitments, Off-Balance Sheet Arrangements and Contingencies

In the normal course of business, various commitments and contingent liabilities arise which are not required to be recorded on the balance sheet. The most significant of these are loan commitments, which at September 30, 2014 totaled $8.2 billion (including approximately $3.6 billion in unused approved credit card lines). In addition, the Company enters into standby and commercial letters of credit. These contracts totaled $343.5 million and $5.7 million, respectively, at September 30, 2014. As many commitments expire unused or only partially used, these totals do not necessarily reflect future cash requirements. The carrying value of the guarantee obligations associated with the standby letters of credit, which has been recorded as a liability on the balance sheet, amounted to $3.2 million at September 30, 2014.

The Company regularly purchases various state tax credits arising from third-party property redevelopment. These credits are either resold to third parties or retained for use by the Company. During the first nine months of 2014, purchases and sales of tax credits amounted to $27.1 million and $27.6 million, respectively. At September 30, 2014, outstanding purchase commitments totaled $218.6 million.

Segment Results

The table below is a summary of segment pre-tax income results for the first nine months of 2014 and 2013.

(Dollars in thousands)	Consumer	Commercial	Wealth	Segment Totals	Other/ Elimination	Consolidated Totals
Nine Months Ended September 30, 2014
Net interest income	$202,430	$214,574	$29,735	$446,739	$21,536	$468,275
Provision for loan losses	(25,896)	803	463	(24,630)	(237)	(24,867)
Non-interest income	83,745	142,367	94,846	320,958	2,718	323,676
Investment securities gains, net	—	—	—	—	10,474	10,474
Non-interest expense	(200,553)	(185,886)	(72,453)	(458,892)	(28,565)	(487,457)
Income before income taxes	$59,726	$171,858	$52,591	$284,175	$5,926	$290,101
Nine Months Ended September 30, 2013
Net interest income	$201,277	$206,483	$30,083	$437,843	$26,664	$464,507
Provision for loan losses	(25,537)	1,984	(173)	(23,726)	8,916	(14,810)
Non-interest income	84,396	137,111	87,632	309,139	(275)	308,864
Investment securities losses, net	—	—	—	—	(3,083)	(3,083)
Non-interest expense	(203,811)	(174,998)	(71,643)	(450,452)	(17,863)	(468,315)
Income before income taxes	$56,325	$170,580	$45,899	$272,804	$14,359	$287,163
Increase (decrease) in income before income taxes:
Amount	$3,401	$1,278	$6,692	$11,371	$(8,433)	$2,938
Percent	6.0%	.7%	14.6%	4.2%	(58.7)%	1.0%

Consumer

For the nine months ended September 30, 2014, income before income taxes for the Consumer segment increased $3.4 million, or 6.0%, compared to the first nine months of 2013. This increase was mainly due to growth of $1.2 million in net interest income and a decline in non-interest expense of $3.3 million, or 1.6%. These increases to income were partly offset by an increase of $359 thousand in the provision for loan losses and a decrease of $651 thousand in non-interest income. Net interest income increased due to a $2.5 million decrease in deposit interest expense, partly offset by a $1.4 million decrease in net allocated funding credits assigned to the Consumer segment's loan and deposit portfolios. Non-interest income decreased mainly due to a decline in mortgage banking revenue, partly offset by growth in bank card fees (mainly debit card and credit card). Non-interest expense decreased from the same period in the previous year due to lower salaries and benefits expense (mainly full-time salaries and incentives) and allocated costs for corporate marketing expense, deposit operations expense and servicing costs (mainly deposit and teller services). These decreases were partly offset by higher bank card rewards expense. The provision for loan losses totaled $25.9 million, a $359 thousand increase over the first nine months of 2013, which was mainly due to higher losses on fixed rate home equity and other consumer loans, partly offset by lower marine and RV loan net charge-offs.

Commercial

For the nine months ended September 30, 2014, income before income taxes for the Commercial segment increased $1.3 million, or .7%, compared to the same period in the previous year. This increase was mainly due to higher net interest income and non-interest income, partly offset by higher non-interest expense. Net interest income increased $8.1 million, or 3.9%, due to growth of $7.2 million in loan interest income. The provision for loan losses increased $1.2 million over the same period last year, as construction and land and business loan net charge-offs were higher by $1.5 million and $842 thousand, respectively, while business real estate loan net charge-offs decreased $870 thousand. Non-interest income increased by $5.3 million, or 3.8%, over the previous year due to growth in bank card fees (mainly corporate card) and operating lease income. Non-interest expense increased $10.9 million, or 6.2%, over the previous year, mainly due to higher full-time salary costs and foreclosed property expense, in addition to bank card processor reimbursements received in the previous year. Allocated costs for credit administration and commercial banking support also rose. These increases were partly offset by lower allocated servicing costs (mainly in deposit operations) and the non-recurrence of a letter of credit loss provision recorded in 2013.

Wealth

Wealth segment pre-tax profitability for the nine months ended September 30, 2014 increased $6.7 million, or 14.6%, over the same period in the previous year. Net interest income decreased $348 thousand, mainly due to a $1.6 million decline in net allocated funding credits, partly offset by a $696 thousand increase in loan interest income and a $582 thousand decline in deposit interest expense. Non-interest income increased $7.2 million, or 8.2%, over the prior year due to higher personal and institutional trust fees. Non-interest expense increased $810 thousand, or 1.1%, mainly due to higher full-time salary costs and incentive compensation, partly offset by lower litigation expense. The provision for loan losses decreased $636 thousand, mainly due to lower losses on revolving home equity loans.

The Other/Elimination category in the preceding table includes the activity of various support and overhead operating units of the Company, in addition to the investment securities portfolio and other items not allocated to the segments. In accordance with the Company’s transfer pricing policies, the difference between the total provision and total net charge-offs/recoveries is not allocated to a business segment and is included in this category. The pre-tax profitability of this category was lower than in the same period last year by $8.4 million. This decrease was partly due to higher unallocated non-interest expense of $10.7 million. In addition, the unallocated loan loss provision increased $9.2 million, due to last year's excess of total net charge-offs over total provision. Partly offsetting these effects were higher unallocated securities net gains of $13.6 million.

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

In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier I capital to risk-weighted assets of 4.5% and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations is also required on January 1, 2015. Management believes that as of September 30, 2014, the Company's capital levels would remain "well-capitalized" under the new rules.

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

The FASB issued ASU 2014-14, "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure", in August 2014. The amendments provide guidance on how to classify and measure foreclosed loans that are government-guaranteed. The objective of the update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. These disclosures are required in interim and annual periods beginning January 1, 2015. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

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

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Three Months Ended September 30, 2014 and 2013

	Third Quarter 2014			Third Quarter 2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,964,115	$28,086	2.81%	$3,415,069	$25,456	2.96%
Real estate — construction and land	422,241	4,028	3.78	398,684	4,086	4.07
Real estate — business	2,285,520	21,911	3.80	2,256,556	23,416	4.12
Real estate — personal	1,834,502	17,437	3.77	1,729,473	16,708	3.83
Consumer	1,645,434	17,247	4.16	1,472,521	16,821	4.53
Revolving home equity	428,928	4,079	3.77	422,173	4,190	3.94
Consumer credit card	755,289	21,829	11.47	752,977	21,509	11.33
Overdrafts	4,412	—	—	5,587	—	—
Total loans	11,340,441	114,617	4.01	10,453,040	112,186	4.26
Investment securities:
U.S. government and federal agency obligations	498,926	3,899	3.10	401,708	3,079	3.04
Government-sponsored enterprise obligations	763,621	3,145	1.63	427,258	1,878	1.74
State and municipal obligations(A)	1,787,463	15,426	3.42	1,605,096	14,336	3.54
Mortgage-backed securities	2,953,762	19,922	2.68	3,027,358	21,786	2.86
Asset-backed securities	2,804,362	6,258.89		3,000,250	6,585.87
Other marketable securities(A)	147,832	905	2.43	180,016	1,323	2.92
Trading securities(A)	19,736	117	2.35	15,941	97	2.41
Non-marketable securities(A)	94,759	1,848	7.74	114,096	2,041	7.10
Total investment securities	9,070,461	51,520	2.25	8,771,723	51,125	2.31
Short-term federal funds sold and securities
purchased under agreements to resell	36,804	30.32		31,822	35.44
Long-term securities purchased
under agreements to resell	923,912	2,684	1.15	1,170,381	5,095	1.73
Interest earning deposits with banks	113,964	71.25		115,448	71.24
Total interest earning assets	21,485,582	168,922	3.12	20,542,414	168,512	3.25
Allowance for loan losses	(161,041)			(165,416)
Unrealized gain on investment securities	150,284			60,238
Cash and due from banks	380,501			383,733
Land, buildings and equipment, net	352,779			356,557
Other assets	373,485			374,160
Total assets	$22,581,590			$21,551,686
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$675,276	239.14		$630,555	221.14
Interest checking and money market	9,355,788	3,161.13		8,964,018	3,281.15
Time open & C.D.'s of less than $100,000	923,250	1,010.43		1,021,242	1,380.54
Time open & C.D.'s of $100,000 and over	1,427,499	1,518.42		1,431,991	1,535.43
Total interest bearing deposits	12,381,813	5,928.19		12,047,806	6,417.21
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,329,397	287.09		1,247,906	166.05
Other borrowings	105,085	880	3.32	103,793	855	3.27
Total borrowings	1,434,482	1,167.32		1,351,699	1,021.30
Total interest bearing liabilities	13,816,295	7,095.20%		13,399,505	7,438.22%
Non-interest bearing deposits	6,293,402			5,873,013
Other liabilities	185,329			145,430
Equity	2,286,564			2,133,738
Total liabilities and equity	$22,581,590			$21,551,686
Net interest margin (T/E)		$161,827			$161,074
Net yield on interest earning assets			2.99%			3.11%
(A) Stated on a tax equivalent basis using a federal income tax rate of 35%.

AVERAGE BALANCE SHEETS — AVERAGE RATES AND YIELDS
Nine Months Ended September 30, 2014 and 2013

	Nine Months 2014			Nine Months 2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid	Average Balance	Interest Income/Expense	Avg. Rates Earned/Paid
ASSETS:
Loans:
Business(A)	$3,916,797	$83,537	2.85%	$3,276,027	$75,026	3.06%
Real estate — construction and land	424,572	11,978	3.77	374,711	11,111	3.96
Real estate — business	2,300,411	66,332	3.86	2,234,724	69,239	4.14
Real estate — personal	1,801,456	51,353	3.81	1,665,340	49,294	3.96
Consumer	1,594,095	50,848	4.26	1,415,994	50,205	4.74
Revolving home equity	424,074	12,185	3.84	425,520	12,709	3.99
Consumer credit card	753,058	64,434	11.44	749,971	63,399	11.30
Overdrafts	4,833	—	—	5,788	—	—
Total loans	11,219,296	340,667	4.06	10,148,075	330,983	4.36
Loans held for sale	—	—	—	6,000	176	3.92
Investment securities:
U.S. government and federal agency obligations	496,719	14,059	3.78	399,996	7,635	2.55
Government-sponsored enterprise obligations	775,941	9,576	1.65	444,829	5,930	1.78
State and municipal obligations(A)	1,686,829	44,204	3.50	1,614,126	44,015	3.65
Mortgage-backed securities	3,017,555	61,409	2.72	3,269,652	66,873	2.73
Asset-backed securities	2,839,366	18,894.89		3,134,760	21,228.91
Other marketable securities(A)	150,193	2,753	2.45	187,183	4,249	3.03
Trading securities(A)	19,282	326	2.26	21,965	361	2.20
Non-marketable securities(A)	104,954	8,573	10.92	117,444	8,882	10.11
Total investment securities	9,090,839	159,794	2.35	9,189,955	159,173	2.32
Short-term federal funds sold and securities
purchased under agreements to resell	28,450	80.38		21,395	72.45
Long-term securities purchased
under agreements to resell	997,618	9,778	1.31	1,182,876	16,734	1.89
Interest earning deposits with banks	138,493	259.25		120,717	223.25
Total interest earning assets	21,474,696	510,578	3.18	20,669,018	507,361	3.28
Allowance for loan losses	(160,884)			(168,162)
Unrealized gain on investment securities	118,668			180,977
Cash and due from banks	378,219			375,385
Land, buildings and equipment, net	352,291			358,908
Other assets	378,619			382,013
Total assets	$22,541,609			$21,798,139
LIABILITIES AND EQUITY:
Interest bearing deposits:
Savings	$669,996	640.13		$624,747	572.12
Interest checking and money market	9,438,859	9,424.13		9,012,383	10,229.15
Time open & C.D.'s of less than $100,000	950,701	3,193.45		1,047,330	4,785.61
Time open & C.D.'s of $100,000 and over	1,406,113	4,485.43		1,411,457	4,901.46
Total interest bearing deposits	12,465,669	17,742.19		12,095,917	20,487.23
Borrowings:
Federal funds purchased and securities sold
under agreements to repurchase	1,236,407	753.08		1,331,288	654.07
Other borrowings	105,124	2,606	3.31	103,382	2,496	3.23
Total borrowings	1,341,531	3,359.33		1,434,670	3,150.29
Total interest bearing liabilities	13,807,200	21,101.20%		13,530,587	23,637.23%
Non-interest bearing deposits	6,254,166			5,856,693
Other liabilities	204,689			246,176
Equity	2,275,554			2,164,683
Total liabilities and equity	$22,541,609			$21,798,139
Net interest margin (T/E)		$489,477			$483,724
Net yield on interest earning assets			3.05%			3.13%
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

	September 30, 2014		June 30, 2014		December 31, 2013
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$(.3)	(.04)%	$(4.1)	(.66)%	$(5.0)	(.81)%
200 basis points rising	4.4	.72	1.1	.18	1.0	.17
100 basis points rising	7.0	1.14	4.4	.72	3.4	.56

The table above shows the effects of gradual rising interest rates over a twelve month period on the Company’s net interest income.  Three rising rate scenarios were selected as shown in the table and net interest income was calculated and compared to a base scenario in which assets, liabilities and rates remained constant over a twelve month period.  For each of the three scenarios, interest rates applicable to each interest earning asset or interest bearing liability were ratably increased during the year (by either 100, 200 or 300 basis points).  The balances contained in the balance sheet were assumed not to change over the twelve month period, except that it was assumed certain non-maturity type deposits would decline as a result of higher interest rates and would be replaced with short-term federal funds borrowings.  Under the 100, 200 and 300 basis point rising rate scenarios, total average deposits were projected to decline by 5.2%, 7.6% and 8.3%, respectively.  The Company uses these assumptions on deposit activities, both for monitoring interest rate risk and liquidity planning purposes, to reflect the large deposit inflows since 2009 that could run off under rising rate conditions.
Under the 100 and 200 basis point rising rate scenarios above, net interest income increases $7.0 million and $4.4 million, respectively, due to re-pricing of interest income on loans and investments to higher rates over the 12 month period. Higher interest income on loan re-pricing is partially offset by higher deposit interest costs, due to higher rates, and additional interest costs on short-term federal funds purchased, due to higher balances and short-term rates.  Under the 300 basis point rising rate scenario, net interest income decreases by $265 thousand, driven mainly by the assumption of higher balances of short-term federal funds borrowings, which replace the projected run-off of deposit balances. The federal funds balances re-price faster than the overall deposit portfolio and thus increase interest expense over the twelve month projection, mostly offsetting the higher interest income in this scenario.  Further, this scenario only reflects a twelve month period, and as such, does not reflect the effects of higher rates on loans and investments after that period, when certain of these assets would re-price.

The change in net interest income from the base scenario at September 30, 2014 for the three scenarios was higher than projections made at June 30, 2014, largely due to a change in the mix of interest bearing liabilities.  Balances of short-term certificates of deposit, which are more rate sensitive, declined from previous quarter’s simulation results and were replaced by higher balances of demand and money market deposits, which are less rate sensitive.  These changes resulted in a more asset sensitive risk pattern and improving net interest income projections.

For comparative purposes, the Company also ran these three rising rate scenarios assuming average deposits would decline by 1.3%, 2.3% and 3.2% (for the 100, 200 and 300 basis point rising rate scenarios).  The table below reflects the results of these projections.

	September 30, 2014
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income
300 basis points rising	$18.5	3.04%
200 basis points rising	17.5	2.90
100 basis points rising	12.7	2.08

Under these alternate scenarios, net interest income rises strongly and is higher than previous scenarios due to the fact that average balances of short-term federal funds borrowings (which re-price quickly) are less than in the previously described scenarios, and projected interest expense does not grow as much.  While the future effects of rising rates on deposit balances cannot be known, the Company maintains a practice of running multiple rate scenarios to better understand interest rate risk and their effect on the Company’s performance.  The Company believes that its approach to interest rate risk has appropriately considered its susceptibility to both rising rates and falling rates and has adopted strategies which minimize impacts to overall interest rate risk.
Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 under Note 16, Legal Proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about the Company's purchases of its $5 par value common stock, its only class of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number that May Yet Be Purchased Under the Program
July 1 — 31, 2014	559	$45.59	559	1,943,664
August 1 — 31, 2014	505	$46.14	505	1,943,159
September 1 — 30, 2014	32	$44.65	32	1,943,127
Total	1,096	$45.82	1,096	1,943,127

The Company's stock purchases shown above were made under authorizations by the Board of Directors. Under the most recent authorization in June 2014 of 5,000,000 shares, 1,943,127 shares remained available for purchase at September 30, 2014.

Item 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE BANCSHARES, INC.

By	/s/ THOMAS J. NOACK
Thomas J. Noack
Vice President & Secretary

Date: November 6, 2014

By	/s/ JEFFERY D. ABERDEEN
Jeffery D. Aberdeen
Controller
(Chief Accounting Officer)

Date: November 6, 2014

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